Form 10-Q
period 1995-04-30
PUROFLOW INC
filed 1995-06-16
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




  FOR QUARTER ENDED APRIL 30, 1995               COMMISSION FILE NUMBER 0-5622




                              PUROFLOW INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 13-1947195
- - -------------------------------------------  -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization




1631 TENTH STREET, SANTA MONICA, CALIFORNIA                90404
- - -------------------------------------------  -----------------------------------
       (Address of executive offices)                    (Zip Code)

       Registrant's telephone number, including area code:  (310) 450-6461



           Securities registered pursuant to Section 12(g) of the Act:

             Common Stock                             Shares Outstanding
- - -------------------------------------------  -----------------------------------
    COMMON STOCK, $0.06-2/3 PAR VALUE                     4,578,521


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

ITEM 1. FINANCIAL INFORMATION

                              PUROFLOW INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                              April 30, 1995    January 31,1995
                                            ----------------   ----------------
ASSETS

CURRENT ASSETS:

  Cash                                            $  92,324          $  74,441
  Accounts receivable
    Trade, net of allowance for doubtful
    accounts of $195,521 at April 30, 1995
    and $204,469 at January 31, 1995              1,076,375          1,266,150
  Advances to officers and employees                  5,267              3,868
  Inventories                                     1,988,648          1,746,237
  Prepaid expenses and other                         73,941            159,802
                                            ----------------   ----------------

        Total current assets                      3,236,555          3,250,498
                                            ----------------   ----------------


PROPERTY AND EQUIPMENT - NET                      1,243,490          1,337,256
  OTHER ASSETS                                      114,378            133,082


                                            ----------------   ----------------

TOTAL ASSETS                                   $  4,594,423       $  4,720,836
                                            ----------------   ----------------
                                            ----------------   ----------------

                                            April 30, 1995      January 31, 1995
                                            ----------------   ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                 $  789,542         $  810,003
  Accounts payable                                  930,528            655,485
  Accrued expenses                                  176,652            211,343
  Current portion of long-term debt               2,492,731          2,787,543
                                            ----------------   ----------------

          TOTAL CURRENT LIABILITIES               4,389,453          4,464,374
                                            ----------------   ----------------


LONG-TERM DEBT                                       61,048             71,400
                                            ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.10 per share
    Authorized - 500,000 shares.
    Issue - None
 Common stock, par value $.06-2/3 per share
    Authorized - 6,000,000 shares:
    Outstanding 4,578,521 at April 30, 1995
    and January 31, 1995                            405,279            405,279
    Additional paid in capital                    3,230,127          3,230,127
    Accumulated deficit                          (3,491,484)        (3,450,344)
                                            ----------------   ----------------

TOTAL STOCKHOLDERS' EQUITY                          143,922            185,062
                                            ----------------   ----------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $  4,594,423       $  4,720,836
                                            ----------------   ----------------
                                            ----------------   ----------------

        See accompanying notes to the consolidated financial statements.

                              PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                               For The Quarter Ended April 30,

                                                 1995                    1994
                                            ---------------      ---------------
Net sales                                    $   2,010,243        $   2,639,347
Cost of goods sold                               1,460,886            2,733,412
                                            ---------------      ---------------
  Gross profit / (loss)                            549,357              (94,065)

Selling, general and administrative expense        503,709              395,236
                                            ---------------      ---------------

Operating income / (loss)                           45,648             (489,301)

Other income and expense:
  Other income                                         705                6,991
  Interest expense                                 (87,493)             (72,491)
                                            ---------------      ---------------

Loss from continuing operations                    (41,140)            (554,801)

Loss from discontinued operations                     -                 (75,894)
                                            ---------------      ---------------

  Net loss                                   $     (41,140)       $    (630,695)
                                            ---------------      ---------------
                                            ---------------      ---------------

  Continuing operations                              (0.01)               (0.13)

  Discontinued operations                             -                   (0.01)
                                            ---------------      ---------------

Net income (loss) per common share           $       (0.01)       $       (0.14)
                                            ---------------      ---------------
                                            ---------------      ---------------

Weighted average number of shares                4,578,521            4,368,521



                              PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                        For The Three Months Ended April 30,

                                              1995                   1994
                                        ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                 $   (41,140)          $   (630,695)
  Adjustments to reconcile net income
  (loss) to net cash provided by (used
  in) continuing operations:
    Depreciation and amortization               93,444                 92,810
    Provision for losses on accounts
     receivable                                 (8,949)                 4,685
  Changes in operating assets and
   liabilities:
    Accounts receivable                        198,724                 10,021
    Inventories                               (242,411)               155,785
    Prepaid expenses and other                  94,464                (20,242)
    Accounts payable and accrued
     expenses                                  240,352                344,380
                                        ---------------        ---------------
      Net cash provided by (used in)
       operating activities                    334,484                (43,256)
                                        ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of property and
   equipment                                       322                (12,088)
  Other assets                                  10,101                 (4,284)
                                        ---------------        ---------------
    Net cash provided by (used in)
     investing activities                       10,423                (16,372)
                                        ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings (repayments) under line
   of credit                                   (20,461)               231,143
  Borrowings (repayments) of long-term
   debt                                       (305,164)              (170,641)
  Advances to officers and employees            (1,399)                (2,423)
                                        ---------------        ---------------
    Net cash provided by (used in)
     financing activities                     (327,024)                58,079
                                        ---------------        ---------------

NET INCREASE (DECREASE) IN CASH                 17,883                 (1,549)
CASH AT BEGINNING OF PERIOD                     74,441                 18,921
                                        ---------------        ---------------
CASH AT END OF PERIOD                     $     92,324           $     17,372
                                        ---------------        ---------------
                                        ---------------        ---------------

Supplemental disclosures of cash
 flow information:
  Interest paid                           $     80,528           $     72,830


         See accompanying notes to the consolidated financial statements.

                              PUROFLOW INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       APRIL 30, 1995 AND JANUARY 31, 1995
                             (DOLLARS IN THOUSANDS)


NOTE A - BASIS OF PRESENTATION


     The information presented for the three months ended April 30, 1995 and 1994 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 31, 1995 Annual Report on Form 10-K.

     The results of operations for the three months ended April 30, 1995 are not necessarily indicative of the results to be expected for the year ended January 31, 1996.


NOTE B - INVENTORIES


     Inventories consist of the following:

                                                  APRIL 30,        January 31,
                                                    1995              1995
                                                -------------    ---------------
     Raw materials and purchased parts            $     879        $    818
     Work in process                                    528             503
     Finished goods and assemblies                      582             425
                                                -------------    ---------------

              Total                               $   1,989        $  1,746
                                                -------------    ---------------
                                                -------------    ---------------

NOTE C - NET INCOME PER SHARE


     The computation of net income (loss) per common share is based on the weighted average number of shares outstanding, including the effect of common stock equivalents (common stock options) when dilutive.

NOTE D - SUBSEQUENT EVENT


     On May 1, 1995, the Company entered into a stipulation for the immediate appointment of a receiver. The appointment resulted from a lawsuit filed by the Company's bank due to the Company's default on its obligations under various credit agreements with the bank. The receiver has assumed jurisdiction over all of the Company's assets which are indefinitely in the possession of the receivership estate, and held by the receiver for the benefit of all creditors and shareholders. Accordingly, the receiver is not obligated to pay liabilities that existed prior to his appointment; however, the receiver may elect to pay certain of those liabilities subject to the authorization of the Court. At present, the receiver is working with the Company's management in operating the business.

     The term of the Company's current credit facilities runs through June 15, 1995. The Company currently is negotiating an extension on this facility with the bank. It is also exploring various other types of financing as may be available and appropriate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)


RESULTS OF OPERATIONS

The Company's principal products consist of high performance filters, automotive airbag filters and fluid control valves. The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for the quarters ended April 30, 1995 and 1994.

                                                Quarter Ended April 30,

                                              1995                  1994
                                          ------------          ------------
Net sales                                    100.0%                100.0%
Cost and expenses:
  Cost of goods sold                          72.7                 103.5
  Selling, general, and
    administrative                            25.0                  15.0
  Interest expense - net                       4.3                   2.5
                                          ------------          ------------
Income (loss) from continuing                 (2.0)                (21.0)
  operations

Income (loss) from discontinued
  operations                                                        (2.9)
                                          ------------          ------------

Net loss                                      (2.0)%               (23.9)%
                                          ------------          ------------
                                          ------------          ------------

Comparison of quarters ended April 30, 1995 and 1994.

NET SALES

Net sales were $2,010 for the quarter ended April 30, 1995. This was a decrease of $629 23.8% over net sales of $2,639 for the quarter ending April 30, 1994. High performance filters and fluid control valves increased by $82 due primarily to the increase in emphasis on customer follow-up and customer service. Airbag filters declined by $711 as is a result of the airbag customer providing materials required for the production of the airbag filters. This resulted in a decrease to the sales price of the filter.

COST OF SALES/GROSS PROFIT

Gross profit (loss) as a percentage of net sales was 27.3% for the first quarter ended April 30, 1995 as compared to (3.5)% for the first quarter ending April 30, 1994. The increase is a direct result of the Company's success in reducing the production costs and increase the productivity of the manufacturing process.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for the quarter ended April 30, 1995 increased to $504 (25.0% of net sales), as compared to $395 (15.0% of net sales) for the quarter ending April 30, 1994. This increase was primarily attributable to legal and other professional fees.

OTHER INCOME AND EXPENSE

Interest expense increased $15 for the quarter ending April 30, 1995 as compared to the quarter ending April 30, 1994. This is due to the increased interest rates, partially offset by a reduction of the Company's interest bearing debt.

LOSS FROM DISCONTINUED OPERATIONS

The loss from discontinued operations reflect the results from operations of the Company's water purification products subsidiary which was sold on November 9, 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of April 30, 1995, working capital was $(1,153) versus $(1,214) at January 31, 1995. The Company's current ratio was 0.7 both at April 30, 1995 and January 31, 1995.

The Company's debt at April 30, 1995 was $3,343 consisting of notes payable to the Company's bank totaling $2,399, loans from its stockholders of $71, capitalized lease obligations of $44 and notes payable to vendors of $829.

Principal under the Company's term loans accrues interest at the bank's prime rate plus 2.5% (11.5% at April 30, 1995) and is secured by accounts receivable, inventories, equipment purchased with the loan proceeds and all other unencumbered assets of the Company.

In addition, the Company has a revolving line of credit with its bank under which it may borrow up to the lessor of $1,200 or 65% of eligible accounts receivable. Outstanding balances accrue interest at the bank's prime rate plus 3.5% (12.5% at April 30, 1995). This line is collateralized by the Company's accounts receivable, inventories and a first priority interest in all unencumbered assets. The Company had an outstanding balance of $790 under this agreement at April 30, 1995. There are no additional borrowings available under the line of credit.

The terms of the credit agreements contain certain restrictive covenants. Currently, the Company is in default of various loan covenants; as a result, on May 1, 1995, the Company entered into a stipulation for the immediate appointment of a receiver. The appointment was based upon the default of the Company on its obligations under these agreements with its bank. The receiver has assumed jurisdiction over substantially all of the assets of the Company. The receiver continues to operate the Company with the assistance of existing management.

The Company is currently negotiating with its bank to obtain extensions of its line of credit and term loans which expire June 15, 1995. The bank is currently evaluating the Company, and management believes that an extension will be obtained until such time where other financing can be arranged; however, no assurances to this effect can be given. The Company also needs to obtain additional working capital and may seek additional equity which could have a dilutive effect on the Company's current shareholders.

The Company's continuation as a going concern is dependent upon its ability to obtain an adequate long-term financing arrangement, generate sufficient cash flow to meet its obligations on a timely basis and ultimately to return to profitable operations. The absence of the foregoing raises substantial doubt about the Company's ability to continue as a going concern. The Company continues to take steps to reduce its operating expenses. Management believes such changes will result in the Company positioning itself to increase sales and improve its results of operations. There can be no assurances; however, that the Company will be able to successfully improve its results of operations, obtain long-term financing arrangements or generate sufficient cash flow to meet its obligations on a timely basis. In the event the Company is unable to do so, the Company may be forced to pursue other options, including reorganization under applicable laws.


                           PART II - OTHER INFORMATION


ITEM L.   LEGAL PROCEEDINGS

          1) Puroflow Incorporated vs. George Solymar. Registrant seeks recovery of $46,000 plus interest from 1989 for conversion of Corporate funds by defendant for personal obligations. George Solymar commenced an action for alleged breach of an oral agreement of employment, alleging oral continuance of a written contract dated back to 1969. There is no merit to the claim, nor does the Registrant's records support the defendants claim. Both action have been consolidated for trial in September, 1995.

          2) Joseph B. Jasso and Martha Jasso commenced action against Puroflow Incorporated and all Members of the Board for breach of an employment contract. The Board of Directors authorized the Registrant to cross-claim for breach of fiduciary duties, misfeasance and malfeasance as a former Director and Chief Executive Officer.

          3) DSS Company vs. Ultra Dynamics Corporation, a wholly owned subsidiary, for breach of alleged purchase order of $30,000. Ultra Dynamics claims it does not owe plaintiff any sums because the plaintiff changed the terms of the warranty which were not acceptable to the defendant, and the purchase order was not accepted by the defendant. Plaintiff alleges damages of $15,000 in discovery proceedings.

          4) Cynthia Meals vs. M. Rowena Willis, et al. represents a civil action commenced in Court of Common Pleas of Chester County, Pennsylvania for unspecified damages resulting from improper maintenance of a treatment system for drinking water. Ultra Dynamics Corporation is included as one of six codefendants as a supplier of the equipment to a codefendant distributor. Ultra Dynamics has filed a cross complaint against all codefendants and plaintiff. Registrant believed that there is absolutely no merit to this action against Ultra, and the action will ultimately be dismissed on motion.

          5) Registrant previously reported the award of a judgment in favor of Micro-Numerics, Inc. for $34,398.26 plus interest and costs. The Judgment Creditor has made a total levy of $43,939.56 for the unpaid judgment which remains unsatisfied, although Registrant and Judgment Creditor have conducted negotiations for an orderly liquidation of the judgement.

          6) Imperial Bank commenced an action against Puroflow Incorporated for breach of the loan and security agreements, due to alleged default of certain loan covenants. This caused a Receiver to be installed.

          The Company is not a party to any other material pending suits or legal actions, and is not aware of any material claims that are threatened.


ITEM 2.   CHANGES IN SECURITIES

          None.


ITEM 3.   DEFAULT UPON SENIOR SECURITIES

          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.


ITEM 5.   OTHER INFORMATION

          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Form 8-K filed March 13, 1995:

          On or about March 3, 1995, Joseph B. Jasso, former President and C.E.O. of the Registrant commenced an action in the Superior Court of the State of California, County of Los Angeles for breach of Employment Contract and other allegations against the Registrant and all members of the Board of Directors. The Company intends to vigorously oppose this action on the grounds of violation of his fiduciary obligations as a Director and Chief Executive Officer to Stockholders and Management of the Company.

          Form 8-K filed May 12, 1995:

          Registrant and its wholly subsidiaries have entered into a stipulation effective May 1, 1995 with Imperial Bank under its collateral loan security agreement for the appointment of a Receiver: Michael D. Myers was appointed a Receiver on May 1, 1995 pursuant to the order of the Honorable Diane Wayne, Judge of the Superior Court of the State of California for the County of Los Angeles, Case No. BC126904 to assume jurisdiction over, substantially, all the assets of the business of the registrant by leaving existing Directors and Officers in possession, but subject to the supervision and order of the Court.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.


                                           PUROFLOW INCORPORATED



                              By              /s/ Michael H. Figoff
                                ------------------------------------------------
                                        Michael H. Figoff
                                        President



                              By              /s/ Winston Mar
                                ------------------------------------------------
                                        Winston Mar
                                        Chief Financial Officer


Date:  June 13, 1995