Form 10-Q
period 1995-07-31
PUROFLOW INC
filed 1995-09-18
CIK 100591

                                                                 Conformed Copy



                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




  FOR QUARTER ENDED July 31, 1995          COMMISSION FILE NUMBER 0-5622




                              PUROFLOW INCORPORATED
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                       DELAWARE                                               13-1947195
-------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)



   16559 SATICOY STREET,  VAN NUYS,CALIFORNIA              91406-1739
-----------------------------------------------    ----------------------------
      (Address of executive offices)                       (Zip Code)



       Registrant's telephone number, including area code:  (818) 756-1388



           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock                          Shares Outstanding

            COMMON STOCK, $0.06-2/3 PAR VALUE                  4,578,521
-------------------------------------------------   ---------------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                              PUROFLOW INCORPORATED
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)



                                              July 31, 1995     January 31, 1995
                                            ----------------    ----------------

ASSETS

CURRENT ASSETS:
  Cash                                            $14,587             $74,441
  Accounts receivable
    Trade, net of allowance for doubtful
    accounts of $106,569 at July 31, 1995
    and $204,469 at January 31, 1995            1,649,111           1,266,150
  Advances to officers and employees                4,768               3,868
  Inventories                                   1,452,076           1,746,237
  Prepaid expenses and other                       84,142             159,802
                                            ----------------    ----------------

        Total current assets                    3,204,684           3,250,498
                                            ----------------    ----------------



PROPERTY AND EQUIPMENT - NET                    1,129,069           1,337,256

OTHER ASSETS                                       81,004             133,082



                                            ----------------    ----------------

TOTAL ASSETS                                   $4,414,757          $4,720,836
                                            ----------------    ----------------
                                            ----------------    ----------------



                                              July 31, 1995     January 31, 1995
                                            ----------------    ----------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                 $683,046            $810,003
  Accounts payable                                955,479             655,485
  Accrued expenses                                205,801             211,343
  Current portion of long-term debt             2,086,650           2,787,543
                                            ----------------    ----------------



          Total current liabilities             3,930,976           4,464,374
                                            ----------------    ----------------


LONG-TERM DEBT                                     52,444              71,400
                                            ----------------    ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.10 per share
    Authorized - 500,000 shares.
    Issue - None
  Common stock, par value $.06-2/3 per share
    Authorized - 6,000,000 shares:
    Outstanding 4,578,521 at July 31, 1995
    and January 31, 1995                          405,279             405,279
    Additional paid in capital                  3,230,127           3,230,127
    Accumulated deficit                        (3,204,069)         (3,450,344)
                                            ----------------    ----------------


TOTAL STOCKHOLDERS' EQUITY                        431,337             185,062
                                            ----------------    ----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                         $4,414,757          $4,720,836
                                            ----------------    ----------------
                                            ----------------    ----------------

See accompanying notes to the consolidated financial statements.

                              PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)




                                                Three Months Ended            Six Months Ended
                                                     July 31,                      July 31,

                                                1995           1994           1995           1994
                                           ------------   ------------   ------------   ------------
Net sales                                  $  2,584,454   $  2,400,142   $  4,481,629   $  4,927,443
Cost of goods sold                            1,767,251      1,635,375      3,126,959      4,365,382
                                           ------------   ------------   ------------   ------------

  Gross profit / (loss)                         817,203        764,767      1,354,670        562,061
Selling, general and
   administrative expense                       452,373        554,284        943,322        943,559
                                           ------------   ------------   ------------   ------------


Operating income / (loss)                       364,830        210,483        411,348       (381,498)

Other income and expense:
  Other income                                   (3,227)        (7,529)        (2,522)          (537)
  Interest expense                              (67,910)       (82,899)      (155,109)      (155,392)
                                           ------------   ------------   ------------   ------------


Income (loss) from continuing operations
  before provision for income taxes:            293,693        120,055        253,717       (537,427)

Provision (benefit) for income taxes:               ---            ---            ---            ---
                                           ------------   ------------   ------------   ------------

Net income (loss) from
  continuing operations:                        293,693        120,055        253,717       (537,427)

Loss from discontinued operations                (6,280)      (127,915)        (7,443)      (101,129)
                                           ------------   ------------   ------------   ------------

  Net income (loss)                        $    287,413   $     (7,860)  $    246,274   $   (638,556)
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------
  Continuing operations                            0.06           0.03            .06           (.12)

  Discontinued operations                          0.00          (0.03)           .00           (.02)
                                           ------------   ------------   ------------   ------------
Net income (loss) per common share                 0.06           0.00            .06           (.14)
                                           ------------   ------------   ------------   ------------
                                           ------------   ------------   ------------   ------------

Weighted average number of shares          $  4,578,521   $  4,508,521   $  4,578,521   $  4,438,521


                              PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                 For The Six Months Ended
                                                                        July 31, 1995

                                                                      1995          1994
                                                                 ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              $  246,274    $  (638,556)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) continuing operations:
    Depreciation and amortization                                   191,623        185,601
    Provision for losses on accounts receivable                      31,700          3,249
  Changes in operating assets and liabilities:
    Accounts receivable                                            (414,661)       118,209
    Inventories                                                        (785)       216,577
    Prepaid expenses and other                                       85,175        (61,172)
    Accounts payable and accrued expenses                           294,452        206,469
                                                                 ----------    -----------
      Net cash provided by (used in) operating activities           433,778         30,377
                                                                 ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Sale (purchase) of property and equipment                         311,511        (85,330)
  Other assets                                                       42,563         (4,282)
                                                                 ----------    -----------
    Net cash provided by (used in) investing activities             354,074        (89,612)
                                                                 ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of stock                                                    $   250,000
  Net borrowings (repayments) under line of credit                 (126,957)       207,294
  Borrowings (repayments) of long-term debt                        (719,849)      (350,504)
  Advances to officers and employees                                   (900)        (2,423)
                                                                 ----------    -----------
    Net cash provided by (used in) financing activities            (847,706)       104,367
                                                                 ----------    -----------

NET INCREASE (DECREASE) IN CASH                                     (59,854)        45,132
Cash at beginning of period                                          74,441         18,921
                                                                 ----------    -----------
Cash at end of period                                            $   14,587    $    64,053
                                                                 ----------    -----------
                                                                 ----------    -----------

Supplemental disclosures of cash flow information:
  Interest paid                                                  $   80,528    $   153,837

See accompanying notes to the consolidated financial statements.

                              PUROFLOW INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       JULY 31, 1995 AND JANUARY 31, 1995
                             (DOLLARS IN THOUSANDS)


NOTE A - BASIS OF PRESENTATION


     The information presented for the six months ended July 31, 1995 and 1994 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 31, 1995 Annual Report on Form 10-K.

     The results of operations for the six months ended July 31, 1995 are not necessarily indicative of the results to be expected for the year ended January 31, 1996.


NOTE B - INVENTORIES

Inventories consist of the following:



                                                   JULY  31,       January 31,
                                                     1995             1995
                                                ------------       ----------
     Raw materials and purchased parts          $        683       $      818
     Work in process                                     477              503
     Finished goods and assemblies                       292              425
                                                ------------       ----------
              Total                              $     1,452          $ 1,746
                                                ------------       ----------
                                                ------------       ----------


NOTE C - NET INCOME PER SHARE


     The computation of net income (loss) per common share is based on the weighted average number of shares outstanding, including the effect of common stock equivalents (common stock options) when dilutive.

NOTE D - RECEIVERSHIP


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

     The term of the Company's current credit facilities runs through December 31, 1995. The Company currently is also exploring various other types of financing as may be available and appropriate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)


RESULTS OF OPERATIONS

The Company's principal products consist of high performance filters and automotive airbag filters. The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for the quarters ended July 31, 1995 and 1994.



                                                        Quarter Ended July 31,
                                                        1995              1994
                                                       ------          -------
Net sales                                              100.0%           100.0%
Cost and expenses:
  Cost of goods sold                                    68.5             68.1
  Selling, general, and administrative                  17.6             23.4
  Interest expense - net                                 2.6              3.5
                                                       ------          -------
Income (loss) from continuing operations                11.3              5.0

Income (loss) from discontinued operations              (0.2)            (5.3)
                                                       ------          -------

Net Income (loss)                                       11.1%          ( 0.3)%
                                                       ------          -------
                                                       ------          -------

Comparison of quarters ended July 31, 1995 and 1994.

NET SALES

Net sales were $2,584 for the quarter ended July 31, 1995. This was an increase of $184, or 7.7% over net sales of $2,400 for the quarter ending July 31, 1994. High performance filters increased by $167 due primarily to the increase in emphasis on customer follow-up and customer service. Airbag filters increased by $17, as a result of continued customer demand, as opposed to the $711 decline for the 1st quarter.

COST OF SALES/GROSS PROFIT

Gross profit (loss) as a percentage of net sales was 31.5% for the second quarter ended July 31, 1995 as compared to 31.9% for the second quarter ending July 31, 1994. This is essentially unchanged.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE


Selling, general and administrative expense for the quarter ended July 31, 1995 decreased to $452 (17.6% of net sales), as compared to $554 (23.4% of net sales) for the quarter ending July 31, 1994. This decrease was primarily attributable to reductions in salary, commission and bad debt expense.

OTHER INCOME AND EXPENSE

Interest expense decreased $15 for the quarter ending July 31, 1995 as compared to the quarter ending July 31, 1994. This is due to the reduction of the Company's interest bearing debt.

PROVISION FOR INCOME TAXES

No provision for income taxes is necessary due to the Company's net operating loss carry forwards in excess of $2,000,000 federal and $600,000 State of California.

LOSS FROM DISCONTINUED OPERATIONS

The loss from discontinued operations reflect the results from operations of the Company's water purification products subsidiary which was sold on November 9, 1994, and the Company's valve products subsidiary which was sold on June 15, 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of July 31, 1995, working capital was $(726) versus $(1,214) at January 31, 1995. The Company's current ratio was 0.8 at July 31, 1995 and 0.7 at January 31, 1995.

The Company's debt at July 31, 1995 was $2,822 consisting of notes payable to the Company's bank totaling $1,962, loans from its stockholders of $69, capitalized lease obligations of $41 and notes payable to vendors of $750.

Principal under the Company's term loans accrues interest at the bank's prime rate plus 3.5% (at July 31, 1995) and is secured by accounts receivable, inventories, equipment purchased with the loan proceeds and all other unencumbered assets of the Company.

In addition, the Company has a revolving line of credit with its bank under which it may borrow up to the lesser of $1,200 or 65% of eligible accounts receivable. Outstanding balances accrue interest at the bank's prime rate plus 3.5% (12.25% at July 31, 1995). This line is collateralized by the Company's accounts receivable, inventories and a first priority interest in all unencumbered assets. The Company had an outstanding balance of $683 under this agreement at July 31, 1995. There are no additional borrowings available under the line of credit.

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

The Company has negotiated with its bank to obtain extensions of its line of credit and term loans which expire December 31, 1995. The Company may seek additional equity which could have a dilutive effect on the Company's current shareholders.

The Company's continuation as a going concern is dependent upon its ability to obtain ongoing long-term financing, generate sufficient cash flow to meet its obligations on a timely basis and continue its current profitable operations. The Company continues to take steps to reduce its operating expenses. Management believes changes to date have substantially contributed in the Company's return to profitable operation There can be no assurances however, that the Company will be able to successfully maintain its profitable operations, obtain long-term financing arrangements or generate sufficient cash flow to meet its future obligations on a timely basis. In the event the Company is unable to do so, the Company may be forced to pursue other options, including reorganization under applicable laws.


                           PART II - OTHER INFORMATION


ITEM L.   LEGAL PROCEEDINGS

          1) Puroflow Incorporated vs. George Solymar. Registrant seeks recovery of $46,000 plus interest from 1989 for conversion of Corporate funds by defendant for personal obligations. George Solymar commenced an action for alleged breach of an oral agreement of employment, alleging oral continuance of a written contract dated back to 1969. There is no merit to the claim, nor do the Registrant's records support the defendant's claim. Both actions have been consolidated for trial in September, 1995.

          2) Joseph B. Jasso and Martha Jasso commenced action against Puroflow Incorporated and all Members of the Board for breach of an employment contract. The Board of Directors authorized the Registrant to cross-claim for breach of fiduciary duties, misfeasance and malfeasance as a former Director and Chief Executive Officer.

          3) DSS Company vs. Ultra Dynamics Corporation, a wholly owned subsidiary, for breach of alleged purchase order of $30,000. Ultra Dynamics claims it does not owe plaintiff any sums because the plaintiff changed the terms of the warranty which were not acceptable to the defendant, and the purchase order was not accepted by the defendant. Plaintiff alleges damages of $15,000 in discovery proceedings. Registrant believes that there is no merit to this action, and that it will ultimately be dismissed.

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

          5) Registrant previously reported the award of a judgment in favor of Micro-Numerics, Inc. for $34,398.26 plus interest and costs. The Judgment Creditor has made a total levy of $43,939.56 for the unpaid judgment which remains unsatisfied.

          6) Imperial Bank commenced an action against Puroflow Incorporated for breach of the loan and security agreements, due to alleged default of certain loan covenants.  This caused a Receiver to be installed.

          7) Tenth and Colorado Associates, Ltd. commenced action against Puroflow Incorporated for unlawful detainer related to Puroflow's occupation of a building located in Santa Monica which previously housed Registrants Airbag and Michigan Dynamics operations. Registrant vacated and the action was converted to a breach of lease action. Registrant believes that it has valid legal defenses to this claim, and that it will ultimately be dismissed.

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

          Form 8-K filed May 12, 1995:

          Registrant and its wholly subsidiaries have entered into a stipulation effective May 1, 1995 with Imperial Bank under its collateral loan security agreement for the appointment of a Receiver. Michael D. Myers was appointed Receiver on

          May 1, 1995 pursuant to the order of the Honorable Diane Wayne, Judge of the Superior Court of the State of California for the County of Los Angeles, Case No. BC126904 to assume jurisdiction over substantially all of the assets of Registrant's business but subject to the supervision and order of the Court.










                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.


                                                        PUROFLOW INCORPORATED


                                                   By  /s/ Michael H. Figoff
                                                       ------------------------
                                                            Michael H. Figoff
                                                            President
                                                   By  /s/ James Duncan
                                                       ------------------------
                                                            James Duncan
                                                            Controller




  Date:  September 15, 1995