Form 10-Q
period 1995-10-31
PUROFLOW INC
filed 1995-12-14
CIK 100591

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549


                                       FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



    FOR QUARTER ENDED OCTOBER 31, 1995        COMMISSION FILE NUMBER 0-5622



                             PUROFLOW INCORPORATED
            (Exact name of registrant as specified in its charter)



       DELAWARE                                              13-1947195
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)



  16559 SATICOY STREET, VAN NUYS, CALIFORNIA                   91406-1739
-----------------------------------------------              ---------------
       (Address of executive offices)                          (Zip Code)



      Registrant's telephone number, including area code: (818) 756-1388



         Securities registered pursuant to Section 12(g) of the Act:

          Common Stock                            Shares Outstanding

   COMMON STOCK, $0.01 PAR VALUE                      4,578,521



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]

ITEM 1.  FINANCIAL INFORMATION


                                  Puroflow Incorporated
                               CONSOLIDATED BALANCE SHEET
                                      (Unaudited)

                                              OCTOBER 31, 1995  JANUARY 31, 1995
                                              ----------------  ----------------

ASSETS

CURRENT ASSETS:
  Cash                                           $   36,998        $   74,441
  Accounts receivable
  Trade, net of allowance for doubtful
  accounts of $162,803 at October 31, 1995
  and $204,469 at January 31, 1995                1,478,817         1,266,150
  Advances to officers and employees                  4,047             3,868
  Inventories                                     1,418,995         1,746,237
  Prepaid expenses and other                         92,058           159,802
                                              ----------------  ----------------


        Total current assets                      3,030,915         3,250,498
                                              ----------------  ----------------


PROPERTY AND EQUIPMENT - NET                      1,076,344         1,337,256

OTHER ASSETS                                         85,423           133,082
                                              ----------------  ----------------


TOTAL ASSETS                                     $4,192,682        $4,720,836
                                              ----------------  ----------------
                                              ----------------  ----------------


                                              OCTOBER 31, 1995  JANUARY 31, 1995
                                              ----------------  ----------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit                                 $  290,993        $  810,003
  Accounts payable                                  921,841           655,485
  Accrued expenses                                  212,300           211,343
  Current portion of long-term debt               1,965,897         2,787,543
                                              ----------------  ----------------

          Total current liabilities               3,391,031         4,464,374
                                              ----------------  ----------------


LONG-TERM DEBT                                       95,911            71,400
                                              ----------------  ----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, par value $.10 per share
  Authorized - 500,000 shares:
  Issue - None
  Common stock, par value $.01 per share
  Authorized - 12,000,000 shares:
  Outstanding 4,578,521 at October 31, 1995
  and January 31, 1995                              405,279           405,279
  Additional paid in capital                      3,230,127         3,230,127
  Accumulated deficit                            (2,929,666)       (3,450,344)
                                              ----------------  ----------------

TOTAL STOCKHOLDERS' EQUITY                          705,740           185,062
                                              ----------------  ----------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                           $4,192,682        $4,720,836
                                              ----------------  ----------------
                                              ----------------  ----------------


       See accompanying notes to the consolidated financial statements.

ITEM 1.  FINANCIAL INFORMATION


                                  Puroflow Incorporated
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                      (Unaudited)

                                            THREE MONTHS ENDED       NINE MONTHS ENDED
                                                OCTOBER 31,             OCTOBER 31,

                                              1995        1994        1995        1994
                                           ----------  ----------  ----------  ----------
                                                       (restated)              (restated)

Net sales                                  $2,471,605  $2,902,172  $6,953,234  $8,103,239
Cost of goods sold                          1,740,438   2,269,676   4,867,397   6,795,705
                                           ----------  ----------  ----------  ----------

  Gross profit                                731,167     632,496   2,085,837   1,307,534

Selling, general and
   administrative expense                     387,744     483,162   1,331,067   1,437,872
                                           ----------  ----------  ----------  ----------

Operating income/(loss)                       343,423     149,334     754,770    (130,338)

Other income and expense:
  Other income (expense)                          845     (17,612)     (1,677)    (18,149)
  Interest expense                            (77,306)    (85,205)   (232,414)   (241,031)
                                           ----------  ----------  ----------  ----------

Income (loss) from continuing operations
  before provision for income taxes:          266,962      46,517     520,679    (389,518)

Provision for income taxes:                        --          --          --          --
                                           ----------  ----------  ----------  ----------

Income (loss) from
  continuing operations:                      266,962      46,517     520,679    (389,518)

Loss from discontinued operations                  --    (132,353)         --    (334,873)
                                           ----------  ----------  ----------  ----------

  Net income (loss)                        $  266,962  $  (85,836) $  520,679  $ (724,391)
                                           ----------  ----------  ----------  ----------
                                           ----------  ----------  ----------  ----------

  Continuing operations                          0.06        0.01        0.11       (0.09)

  Discontinued operations                          --       (0.03)         --       (0.07)
                                           ----------  ----------  ----------  ----------

Net income (loss) per common share         $     0.06  $    (0.02) $     0.11  $    (0.16)
                                           ----------  ----------  ----------  ----------
                                           ----------  ----------  ----------  ----------


Weighted average number of shares           4,578,521   4,578,521   4,578,521   4,485,188

       See accompanying notes to the consolidated financial statements.

                                       Puroflow Incorporated
                               CONSOLIDATED STATEMENT OF CASH FLOWS
                                           (Unaudited)

                                                          FOR THE NINE MONTHS ENDED OCTOBER 31,
                                                                    1995           1994
                                                                ------------    ----------
                                                                                (restated)
Cash flows from operating activities:
  Net income (loss)                                             $   520,679     $(724,391)
  Adjustments to reconcile net income (loss) to net cash
  provided by (used in) continuing operations:
    Depreciation and amortization                                   305,758       277,296
    Provision for losses on accounts receivable                      80,788        31,757
    Loss on sale of property and equipment                            3,468            --

  Changes in operating assets and liabilities:
    Accounts receivable                                            (293,455)       55,651
    Inventories                                                     327,242       391,534
    Prepaid expenses and other                                       67,744       (32,613)
    Accounts payable and accrued expenses                           267,312        96,354
    Other assets                                                     47,659            --
                                                                ------------    ----------
      Net cash (provided by) operating activities                 1,327,195        95,588
                                                                ------------    ----------

Cash flows from investing activities:
  Purchases of property and equipment                               (61,714)      (92,557)
  Proceeds from sale of property and equipment                       13,400            --
  Other assets                                                           --         1,718
                                                                ------------    ----------
      Net cash used in investing activities                         (48,314)      (90,839)
                                                                ------------    ----------

Cash flows from financing activities:
Proceeds from sale of common stock                              $        --     $ 250,000
  Net borrowings (repayments) under line of credit                 (519,010)      408,063
  Net borrowings (repayments) of long-term debt                    (797,135)     (541,346)
  Advances to officers and employees                                   (179)       (2,423)
                                                                ------------    ----------
      Net cash (used in) provided by financing activities        (1,316,324)      114,294
                                                                ------------    ----------

   Net (decrease) increase in cash                                  (37,443)      119,043

   Cash at beginning of period                                       74,441        18,921
                                                                ------------    ----------

   Cash at end of period                                        $    36,998     $ 137,964
                                                                ------------    ----------
                                                                ------------    ----------

Supplemental disclosures of cash flow information:
   Interest paid in cash                                        $   232,414     $ 230,727



          See accompanying notes to the consolidated financial statements.

                             PUROFLOW INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     OCTOBER 31, 1995 AND JANUARY 31, 1995
                            (DOLLARS IN THOUSANDS)


NOTE A - BASIS OF PRESENTATION

    The information presented for the nine months ended October 31, 1995 and 1994 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

    The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 31, 1995 Annual Report on Form 10-K.

    The results of operations for the nine months ended October 31, 1995 are not necessarily indicative of the results to be expected for the year ended January 31, 1996.


NOTE B - INVENTORIES

    Inventories consist of the following:
                                             OCTOBER 31,      JANUARY 31,
                                                1995              1995
                                             -----------      -----------

    Raw materials and purchased parts          $  667           $  818
    Work in process                               403              503
    Finished goods and assemblies                 348              425
                                               -------          -------
            TOTAL                              $1,418           $1,746
                                               -------          -------
                                               -------          -------


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

RESULTS OF OPERATIONS

The Company's principal products consist of high performance filters and automotive airbag filters. The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for the quarters ended October 31, 1995 and 1994.

                                           QUARTER ENDED OCTOBER 31,
                                                1995        1994
                                              --------    --------
                                                          (restated)

Net sales                                       100.0%      100.0%

Cost and expenses:
   Costs of goods sold                           70.4        78.2
   Selling, general, and administrative          15.7        16.6
   Interest expense - net                         3.1         3.5
                                                -----       -----

Income (loss) from continuing operations         10.8         1.7

Income (loss) from discontinued operations        -0-        (4.6)
                                                -----       -----

Net Income (loss)                                10.8%       (2.9)%
                                                -----       -----
                                                -----       -----

Comparison of quarters ended October 31, 1995 and 1994.


NET SALES

Net sales were $2,472 for the quarter ended October 31, 1995 compared to $2,902 for the same period ended October 31, 1994. The decrease in sales of $430 was due primarily to the disposition of Ultra Dynamics, Decca Valves, and the Dynapore product line of Michigan Dynamics which was not reflected in sales in the quarter ended October 31, 1995. The Airbag product line showed a decrease of $558 resulting from customer supplied components which were deducted from the sales price. Net sales of Government and Aerospace Filtration Products increased by $765 which more than off-set the reduction of the Airbag division.

COST OF SALES/GROSS PROFIT

Gross profit as a percentage of net sales was 29.6% for the quarter ended October 31, 1995 as compared to 21% for the quarter ended October 31, 1994. The increased gross profit was due to consolidation of manufacturing facilities which increased productive capacity with a decrease in manufacturing overhead and personnel.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense for the quarter ended October 31, 1995 decreased to $388 (15.7% of net sales), as compared to $483 (16.6% of net sales) for the quarter ended October 31, 1994. This decrease was primarily attributable to reductions in salary and commission.

Interest expense decreased $8 for the quarter ended October 31, 1995 due primarily to a reduction in principal debt to Imperial Bank.

The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for the nine months ended October 31, 1995 and 1994.

                                          NINE MONTHS ENDED OCTOBER 31,
                                                 1995       1994
                                               --------   --------
                                                         (restated)

Net sales                                        100.0%     100.0%

Cost and expenses:
   Costs of goods sold                            70.0       83.9
   Selling, general, and administrative           19.1       17.7
   Interest and other expense - net                3.3        3.2
                                               -------    -------

Income from continuing operations before
 provision for income taxes                         7.6       (4.8)

Net loss from discontinued operations              -0-       (4.1)
                                               -------    -------

Net Income                                         7.6%      (8.9)%
                                               -------    -------
                                               -------    -------


COMPARISON OF NINE MONTHS ENDED OCTOBER 31, 1995 AND 1994

Net sales for the nine months ended October 31, 1995 was $6,953 compared to $8,103 for the comparable period ended October 31, 1994. The decrease in sales of $1,150 was due primarily to the discontinuance of sales in Ultra Dynamics, Decca Valves and the Dynapore product line which accounted for $1,251 of the net sales decrease. The sales of Government and Aerospace Filtration increased $1,440 and Airbag Filter division sales were reduced by $1,277 resulting from customer supplied component material deducted from sales.

The Company's gross profit as a percentage of net sales was 30% for the nine months ended October 31, 1995 compared to 16.1% for the nine months ended October 31, 1994. The increase in gross profit was due to a consolidation of manufacturing facilities in August 1995 resulting in increased production and reduction in manufacturing overhead and personnel. The start-up and engineering costs associated with the FAA parts manufactured approval product line was materially reduced in the current nine month period resulting from processing efficiencies and lead time of approvals.

Selling, General and Administrative expenses were $1,331 for the nine months ended October 31, 1995 compared to $1,437 in the comparable previous period. The reduction in this expense category was due to reduced selling and manufacturing costs, reduction in administrative payroll off-set by increased legal expenses due to Receivership.

Interest expense decreased $9 for the nine month period due primarily to a reduction in principal bank loan.

PROVISION FOR INCOME TAXES

No provision for income taxes is necessary due to the Company's net operating loss carry forwards in excess of $3,440,000 federal as of January 31, 1995.

LOSS FROM DISCONTINUED OPERATIONS

The loss from discontinued operations reflect the results from operations of the Company's water purification products subsidiary which was sold on November 9, 1994 and the Company's valve products subsidiary which was sold on June 15, 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of October 31, 1995, working capital was $(360) versus $(1,214) at January 31, 1995. The Company's current ratio was .09 at October 31, 1995 and 0.7 at January 31, 1995.

The Company's debt at October 31, 1995 was $2,062 consisting of notes payable to the Company's bank totaling $1,219, loans from its stockholders of $69, capitalized lease obligations of $41 and notes payable to vendors of $733.

Principal under the Company's term loans accrues interest at the bank's prime rate plus 3.5% (at October 31, 1995) and is secured by accounts receivable, inventories, equipment purchased with the loan proceeds and all other unencumbered assets of the Company.

In addition, the Company has a revolving line of credit with its bank under which it may borrow up to the lesser of $1,200 or 65% of eligible accounts receivable. Outstanding balances accrue interest at the bank's prime rate plus 3.5% (12.25% at October 31, 1995). This line is collateralized by the Company's accounts receivable, inventories and a first priority interest in all unencumbered assets. The Company had an outstanding balance of $290 under this agreement at October 31, 1995. There are no additional borrowings available under the line of credit.

The terms of the credit agreements contain certain restrictive covenants. Previously, the Company was in default of various loan covenants; as a result, on May 1, 1995, the Company entered into a stipulation for the immediate appointment of a receiver. The receiver, in concert with the current management, continue to operate the Company.

The Company will continue to negotiate with the bank to obtain extensions of its line of credit and term loans which expire December 31, 1995. The Company may seek additional equity which could have a dilutive effect on the Company's current shareholders.

The Company's continuation as a going concern is dependent upon its ability to obtain ongoing long-term financing, generate sufficient cash flow to meet its obligations on a timely basis and continue its current profitable operations. The Company continues to take steps to reduce its operating expenses. Management believes changes to date have substantially contributed in the Company's return to profitable operation. There can be no assurances, however, that the Company will be able to successfully maintain its profitable operations, obtain long-term financing arrangements or generate sufficient cash flow to meet its future obligations on a timely basis. In the event the Company is unable to do so, the Company may be forced to pursue other options, including reorganization under applicable laws.

                          PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS
           1) Puroflow Incorporated vs. George Solymar. Registrant seeks recovery of $46,000 plus interest from 1989 for conversion of Corporate funds by defendant for personal obligations. George Solymar commenced an action for alleged breach of an oral agreement of employment, alleging oral continuance of a written contract dated back to 1969. There is no merit to the claim, nor do the Registrant's records support the defendant's claim. Both actions have been consolidated for trial in September, 1995.

           2) Joseph B. Jasso and Martha Jasso commenced action against Puroflow Incorporated and all Members of the Board for breach of an employment contract. The Board of Directors authorized the Registrant to crossclaim for breach of fiduciary duties, misfeasance and malfeasance as a former Director and Chief Executive Officer.

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

           8) Reliable Metallurgical Processes Inc. commenced an action against Puroflow Corporation and Michigan Dynamics Inc. in September, 1995 in Los Angeles County Superior Court for breach of contract, open account, and anticipatory breach. The Receiver, on behalf of the Defendants, will vigorously oppose the action, and he believes the Registrants have valid legal defenses to this action including damages for failure to properly perform the alleged Contract, ultra vires acts in consummation of original Agreement, and breach of fiduciary obligation by a former Director and Officer of Registrant who were also Officers and Directors of the Plaintiff.

           The Company is not a party to any other material pending suits of legal actions, and is not aware of any material claims that are threatened.


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

         Form 8-K filed November 22, 1995:

         Registrant reported that the Board of Directors and Michael D. Myers, Receiver for Imperial Bank approved the appointment of Rose, Snyder & Jacobs, CPA, as independent auditors for fiscal year ending January 31, 1996, replacing Deloitte & Touche L.L.P. Deloitte & Touche has not advised the Registrant that there have been any disagreements on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure of any reportable events.


                                  SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.

                            PUROFLOW INCORPORATED



                    BY         /S/ MICHAEL H. FIGOFF
                      --------------------------------------
                                 MICHAEL H. FIGOFF
                          PRESIDENT/CHIEF EXECUTIVE OFFICER



                    BY         /S/ JAMES F. DUNCAN
                      ---------------------------------------
                            JAMES F. DUNCAN, CPA, MBA
                                  CONTROLLER


December 12, 1995