Form 10-K405
period 1996-01-31
PUROFLOW INC
filed 1996-04-30
CIK 100591

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K

         ( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                             For the fiscal year ended December 31, 1995
                                          OR
         (   )     TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                             For the transition period from         to



For the fiscal year ended January 31, 1996           Commission File No. 0-5622


                                 PUROFLOW INCORPORATED
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)




         DELAWARE                                     13-1947195
- ----------------------------------          -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


16559 Saticoy Street, Van Nuys, California               91406
- ------------------------------------------  -----------------------------------
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (818) 756-1388

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 29, 1991, the aggregate market value based on the average bid and asked price of the voting stock held by nonaffiliates of the Registrant was $4,700,895.

Number of shares of Common Stock outstanding as of March 29, 1996 :
4,578,521.

The Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 11, 1996 is hereby incorporated by reference into Part III of this Form 10-K.

                                        PART I

ITEM 1.       BUSINESS

Puroflow Incorporated (the "Registrant" or the "Company") designs and manufactures specialized filtration devices. The Company's specialty high performance filtration products are designed and manufactured to meet specific customer needs. Used in automobile airbag inflators, aerospace, petrochemical and a wide range of commercial and industrial applications, Puroflow's diversity of products and customer base has contributed to its current financial vibrance. Representing the state-of-the-art in filtration technology, each product delivered achieves effectiveness of performance through a careful selection of materials ranging from all welded titanium construction to epoxy assembled paper elements.

The Company was incorporated in Delaware in 1961 and has its principal offices located at 16559 Saticoy Street, Van Nuys, California, 91406. The Company's telephone number is (818) 756-1388. Consolidated within a single, 50,000 square foot facility, Puroflow is fully self contained within the engineer, test and manufacturing disciplines.


AUTOMOTIVE AIRBAG FILTERS

The Company produces filters which are an integral part of conventional pyrotechnic automotive airbag inflators. The primary functions of the airbag filter is to cool and control the expansion of the hot gas into the inflating bag and to prevent hot particles of combustion from entering the expanding bag. The Company's filters are comprised of a unique blend of woven wire meshes and random fiber materials.

An entire pyrotechnic airbag system includes the bag, the inflator (initiator, filter and gas generant), the module for the steering wheel or dashboard, the sensors, and the diagnostics. When the crash sensors (located in the front of the vehicle) detect a rapid deceleration, equivalent to hitting a stationary object at a predetermined speed, an electrical impulse is transmitted to the initiator. The initiator triggers a chemical reaction of the airbag's gas generant, which inflates the bag, forcing open the module's cover (located either in the center of the steering wheel or in the dashboard on the passenger-side). The inflation sequence is designed to take place in less than one-tenth of a second without interfering with control of the car. After inflation, the airbag automatically deflates in less than one second.

The Company has agreements to supply airbag filters on a purchase order basis to two customers - ISI and Breed. The Company supplies airbag filters to ISI for use in systems produced for Honda, General Motors, Mazda, and Mitsubishi. Breed's customer base is comprised of Chrysler, Fiat, Ford of Australia, Jaguar, and General Motors. Both ISI and Breed currently use Puroflow as their exclusive filter supplier.

The Company designs, manufactures, and operates high precision machines to fabricate airbag filters. They require minimal time for tooling changes between production runs of different filter types. These methods permit greater flexibility and lower unit costs without compromising the high reliability which is essential for automotive airbag filters.

The Company is in the process of designing and developing new filters in response to requests for proposals made by various inflator manufacturers, both domestic and offshore, and has supplied pre-production qualification filters for possible use in airbag systems to some of these manufacturers. The Company intends to continue to enhance its technology and product development in order to meet the changing needs of airbag manufacturers and their customers. The Company is developing filters for the next generation azide and non-azide passenger and side impact airbag applications.

HIGH PERFORMANCE FILTERS

Since 1961, the Company has designed and manufactured state-of-the-art, precision filtration products for critical applications. Specializing in highly reliable, all metallic filters of standard and custom design, the Company's products range from filters in hydraulic, fuel and pneumatic systems to large cryogenic and petrochemical filters. The Company also designs and manufactures surface tension devices for propellant management in missiles and satellites using porous metal, high-performance filter media and specialized gas tungsten arc welding processes.

The Company is a leading filter supplier for United States space applications, including the Space Shuttle program, various commercial and military satellites, launch vehicles and boosters, and ground support equipment. Certain of the manufacturing, welding, cleaning and testing required by these applications are performed in a laminar flow, class 10,000 clean room.


REPLACEMENT PARTS

The Company is a leading supplier of aftermarket filtration products used in jet aircraft and turboshaft powered aircraft and helicopters. Utilizing highly successful reverse engineering techniques, the Company produces "generic plain wrap" filters for use in the aftermarket at a substantial reduction in cost to the distributor and end user. The Company utilizes exclusive agreements with its distributor base which assists them to dominate, on a part number base, a particular market segment. The Company continues to market this product and projects that it will contribute 25 percent of both sales and profit in FY 1997.


RAW MATERIALS AND SUPPLIES

The principal raw materials utilized by the Company in connection with its filter operations include stainless steel and other manmade or natural products, which are standard items available from a number of sources. Additionally, the Company subcontracts out a significant portion of the fabricated or machine parts required to produce components used in the Company's products, which it designs and assembles. These services are rapidly available from a wide variety of sources. The Company engineers, manufactures and assembles its products at its facility in Van Nuys, California.


PATENTS AND TRADEMARKS

Although management believes that patents and trademarks associated with the Company's various product lines are of value to the Company, it does not consider any of them to be essential to its business.


MAJOR CUSTOMERS

Sales to ten customers represented 85% of net sales during fiscal year 1996.
Two of these customers purchased airbag filters, and the eight other customers (including government direct, prime contractors, and PMA exclusive distributors) purchased filters for commercial and aerospace applications. The loss of any of these ten customers could have a material adverse effect on the automotive airbag filter or the high performance filter segments of the Company's business.


BACKLOG

As of February 29, 1996, and February 28, 1995, the Company had a backlog of approximately $5,489,000 and $5,165,000, respectively. Approximately $3,983,000 of the Company's backlog at February 29, 1996 is scheduled to be shipped in the current fiscal year. The backlog figures include firm purchase orders and, with respect to airbag filters, six-month planning requirements prepared by the Company's customers. As is generally the case in the automotive industry, the Company's airbag filter customers provide the Company, on a monthly basis, with firm commitment purchase orders for the upcoming three months and their best estimate, for planning purposes, of their requirements for the following six-month period. These rolling nine-month statements of firm commitment purchase orders and planning requirements are revised and updated each month.

The Company's customer purchase orders may be revised or canceled by the customer, subject to reimbursement of certain costs in the case of cancellation of scheduled shipments or other commitments. The Company's contracts (direct or indirect), with respect to United States government agencies, are subject to unilateral termination at the convenience of the government, subject only to the reimbursement of certain costs plus a termination fee.


MARKETING

The Company markets its airbag filters directly to airbag manufacturers through its executive officers. The Company markets its commercial aerospace products group through exclusive distributorships on assigned PMA applications. The Company markets its high performance filters through manufacturers representatives and, to a lesser extent, the Company's own sales force.


GOVERNMENT CONTRACTS

The Company has a number of direct contracts with the United States government. Substantial sales of high performance filters are made to companies that are prime contractors of the United States government. Sales to the United States government accounted for approximately 7.4% of net sales for fiscal 1996 and approximately 7.0% of net sales for fiscal 1995. While separate figures are not maintained, the Company believes that when added to sales to the United States government's prime contractors, government sales accounted for approximately 29% of the Company's net sales for fiscal 1996 and 15.8% for fiscal 1995.

COMPETITIVE CONDITIONS

The business of manufacturing automotive airbag filters and high performance filters is highly competitive and, with respect to high performance filters, the industry is highly fragmented. The Company believes there are currently three principal manufacturers of airbag filters in the United States: Morton International, Inc., which manufactures the filter component of its own airbag system; National-Standard Company, which supplies driver-side airbag filters to TRW; and the Company. Additional companies are attempting to enter the automotive airbag filter market; however, there are substantial monetary, time, costs and quality issues associated with product qualification, as well as development and start-up. There is no assurance that any airbag manufacturer which purchases the Company's products will not choose to produce airbag filters internally in the future or to use a different supplier.

The Company believes that the primary competitive factors in its business are performance and price in the case of high performance filters, and airbag filters, which are now subject to commodity pricing. While the Company believes its prices are competitive, it does not position itself as the lowest price supplier in all of its markets. The Company relies on the quality of its products and customer service in order to compete with companies which in many cases have substantially greater resources.

PRODUCT WARRANTIES

In all product lines, the Company provides standard commercial warranties, consistent with its products and industry. Claims under product warranties have been minimal during the past five years.

RESEARCH AND DEVELOPMENT

In fiscal 1996 and fiscal 1995, the Company incurred research and development expenditures of approximately $28,000 and $381,000, respectively. The Company charges research and development expenditures to operations as a production expense as such expenditures occur. The Company intends to expand research and development activities in its core businesses, including passenger side, advanced driver-side and side impact airbag filters and Parts Manufacturer Approval for the commercial aerospace products group.


REGULATION

Demand for the Company's airbag filters was initially affected by federal regulations requiring installation of airbags in passenger cars, light trucks, and vans by model years 1998 and 1999, respectively, and which in the meantime require installation of airbags or other passive frontal crash protective systems. Consumer demand is now the leading force in the growth of this product segment. Demand for the Company's commercial aerospace products group is covered by the Federal Aviation Administration Regulations for National and International Operations. While the Company believes that the trends in automotive safety is toward increased regulation and are beneficial to the Company, a decline in enforcement or compliance expenditures, a change in the regulations, or an emerging technology that would deem airbags as obsolete, could have a significant adverse effect on the demand for the products offered by the Company.

United States government contracts and related customer orders subject the Company to various laws and regulations governing United States government contractors and subcontractors, generally which are more restrictive than for non-government contractors. This includes subjecting the Company to examinations by government auditors and investigators, from time to time, to insure compliance and to review costs. Violations may result in costs disallowed, and substantial civil or criminal liabilities (including, in severe cases, denial of future contracts). The United States government may limit the competitive bidding of any contract under a small business or minority set-aside, in which bidding is limited to companies meeting the criteria for a small business or minority business, respectively. The Company is currently qualified as a small business concern, but not minority ownership, set-asides. To the extent bidding may be so limited, the Company has an opportunity to benefit from the reduced number of qualified bidders.


EMPLOYEES

At February 1, 1996, the Company had 78 full-time employees, including 3 employed in sales and marketing, 13 employed in engineering and quality control, and 41 employed in production. The remaining employees are administrative and support staff. No employees are represented by a collective bargaining unit. Management considers its relationship with its employees to be excellent.


INSURANCE

The Company maintains general liability, automobile, aircraft products, product liability, workers' compensation, and employer's liability insurance coverage. The Company is engaged in various businesses which could expose it to claims for injury, resulting from the failure of products sold by it. During the last decade, the Company has had only one claim for injury filed as a result of an Ultra Dynamics product installation, wherein the Distributor failed to service the installation, and the Company was joined in the action. The Company has product liability insurance, covering in such amounts and against such risk as Management believes advisable, in light of the Company's business and the terms and cost of such insurance. There is no assurance that claims will not arise in the future in excess of such insurance or that the Company will maintain the same level of insurance coverage.

ITEM 2.  PROPERTIES

The following table sets forth information as to the location and general character of the facility of the Registrant:


    LOCATION             PRINCIPAL USE    APPROXIMATE SQ. FT.  LEASE EXP. DATE
- --------------------  ------------------- ------------------ -------------------
16559 Saticoy Street  Headquarters and           50,000        August 30, 2000
Van Nuys,  CA  91406  manufacturing
                      facility for
                      airbag components,
                      government and
                      aerospace
                      filtration.


The Company's current sub-lease from Kaiser Aerospace & Electronics Corporation includes the use of gas, electric, water, telephone service, real estate taxes and parking at an annual rental of $291,000. The Company has an option to extend the lease for 29 months until December 31, 2002, at an annual rental of $312,000, inclusive of the above services.




ITEM 3.  PENDING LEGAL PROCEEDINGS


1) Puroflow Incorporated vs. George Solymar. Registrant seeks recovery of $46,000 (plus interest) from 1989, for conversion of Corporate funds by defendant for personal obligations. George Solymar commenced an action for alleged breach of an oral agreement of employment, alleging oral continuance of a written contract dated back to 1969. There is no merit to the claim, nor does the Registrant's records support the defendants claim. Both actions have been consolidated for trial. The Receiver has taken over the active pursuit of this litigation, with all discovery completed.

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

4) Cynthia Meals vs. M. Rowena Willis, et al. represents a civil action commenced in Court of Common Pleas of Chester County, Pennsylvania for unspecified damages, resulting from improper maintenance of a treatment system for drinking water. Ultra Dynamics Corporation is included as one of six codefendants as a supplier of the equipment to a codefendant distributor. Ultra Dynamics has filed a cross-complaint against all codefendants and plaintiff. Registrant believed that there is absolutely no merit to this action against Ultra, and the action will ultimately be dismissed on motion.

5) Registrant previously reported on Form 10-Q for quarter ended October 31, 1994, the award of a Judgment in favor of Micro-Numerics, Inc. for $34,398.26, plus interest and costs.

6) Imperial Bank commenced an action against Puroflow Incorporated for breach of various loan and security agreements. A Receiver was installed by order of the Los Angeles County Superior Court, and the Receiver remains in control of the Registrant.

7) Tenth and Colorado Associates, Ltd. commenced action against Puroflow Incorporated for unlawful detainer related to Puroflow's occupation of a building located in Santa Monica, which previously housed Registrants Airbag and Michigan Dynamics operations. Registrant vacated and Plaintiff has attempted to convert the action to a breach of lease action. Registrant believes that it has valid legal defenses to this claim, and that it will ultimately be dismissed.

8) Reliable Metallurgical Processes Inc. commenced an action against Puroflow Corporation and Michigan Dynamics Inc. in September 1995, in Los Angeles County Superior Court for breach of contract, open account, and anticipatory breach. This action is being vigorously opposed and the Registrant believes it has valid legal defenses to this action, including damages for failure to properly perform the alleged Contract, ultra vires acts in consummation of original Agreement, and breach of fiduciary obligation by a former Director and Officer of Registrant who were also Officers and Directors of the Plaintiff.

9) Jerome Pearlman d.b.a. J & F Enterprises, a former Director of the Registrant, commenced an action in the Los Angeles County Supreme Court, for breach of an alleged promissory note. The Registrant will vigorously defend by filing a cross-complaint against Plaintiff for breach of fiduciary duty and constructive trust, seeking a return of all funds paid to Plaintiff plus interest.

10) J & F Management Inc., controlled by Jerome Pearlman, a former Director of the Registrant, commenced an action in Municipal Court of Santa Monica Judicial District against the Registrant, and the Court appointed Receiver for possession and conversion of personal property. Defendants have vigorously defended the action by filing a motion to disqualify Plaintiff's Counsel, a demurrer to the complaint, and a cross-complaint seeking recision of the contract and restitution to Defendant of all funds paid to the Plaintiff pursuant to contract for a breach of Pearlman's fiduciary duties to the Registrant.

11) Memtec America Corporation obtained a confession of judgment from the Circuit Court for Baltimore County, Maryland, on December 19, 1995, against the Company for approximately $220,000, based upon the execution of a promissory note by a former CEO of Puroflow. The judgment was obtained without due notice to the Company. The Receiver has retained Counsel in Baltimore, Maryland, for the purpose of setting aside the confession of Judgment, and to assert a number of counter-claims against Memtec, in the event the Court permits the reopening of the Order, and setting aside of the Judgment.

The Company is not a party to any other material pending suits or legal actions, and is not aware of any material claims that are threatened.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS, COMMON STOCK PRICE RANGE, AND DIVIDEND POLICY

The Common Stock of the Company is traded on the National Association of Securities Dealers, Inc. Electronic Bulletin Board ("NASDAQ") System under the symbol PURO.

The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated as reported by NASDAQ. These quotations represent inter-dealer prices and do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions.



                                                       High      Low
                                                     --------  --------
Fiscal Year Ended January 31, 1995
    1st Quarter . . . . . . . . . . . . . . . . . . . 1  1/2    1
    2nd Quarter . . . . . . . . . . . . . . . . . . . 1 5/16    1  1/16
    3rd Quarter . . . . . . . . . . . . . . . . . . . 15/16     13/16
    4th Quarter . . . . . . . . . . . . . . . . . . . 13/16     23/32

Fiscal Year Ended January 31, 1996
    1st Quarter . . . . . . . . . . . . . . . . . . . 23/32     21/32
    2nd Quarter (Note I). . . . . . . . . . . . . . . 11/32     8/32
    3rd Quarter  (Note I) . . . . . . . . . . . . . .  N/A        N/A
    4th Quarter . . . . . . . . . . . . . . . . . . . 1 3/8      5/8

Fiscal Year Ended January 31, 1997
    Two Months Ending March 29, 1996 . . . . . . . . 1 7/16     1 1/4


NOTE ( I )    The Common Stock of the Company was delisted by NASDAQ on June 9,
              1995, as a result of the Company not meeting the minimum Capital requirement. Trading in the Common Stock was resumed on November
              17, 1995, with a listing on the Electronic Bulletin Board.  The
              Company intends to reapply for a listing on the Automated
              Quotation System in the near term future after the filing of its Annual Financial Statement for the fiscal year ended January 31, 1996.


On March 29, 1996, the closing bid price for the Company's Common Stock on NASDAQ was $1.25 per share. As of March 29, 1996, the Company had approximately 321 stockholders of record.

As a result of its current financial condition and prior operating loss, the Company will not be in a position to pay cash dividends in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA



                                                                             Year Ended January 31,
                                            --------------------------------------------------------------------------------------
                                            1992                1993                1994                1995                1996
                                           ------              ------              ------              ------             -------
                                                                     (in thousands, except per share data)
Statement of Operations Data (1):

Net Sales                                 $ 9,882            $  5,899            $  5,908           $   9,044             $ 8,816
Cost of goods sold                          6,599               6,155               5,137               7,644               5,957
                                           ------              ------              ------              ------             -------
Gross profit                                3,283                (256)                771               1,400               2,859
Selling, general & administrative expense   1,697               2,057               1,313               1,635               1,702
                                           ------              ------              ------              ------             -------
Operating income (loss)                     1,586              (2,313)               (542)               (235)              1,157
(Other income) and interest expense - net     182                 (68)                213                 292                 282
                                           ------              ------              ------              ------             -------
Income (loss) from continuing operations
  before income taxes                       1,404              (2,245)               (755)               (527)                875
Provision (benefit) for income taxes          568                 (65)                  -                   -                   -
                                           ------              ------              ------              ------             -------

Income (loss) from continuing operations      836              (2,180)               (755)               (527)                875
Income (loss) from discontinued operations     30                (494)                189              (1,845)                 23
                                           ------              ------              ------              ------             -------
Net income (loss)                          $ (866)          $  (2,674)            $  (566)          $  (2,372)            $   898
                                           ------              ------              ------              ------             -------
                                           ------              ------              ------              ------             -------
Net income (loss) per common share:
  From continuing operations                 $.25               $.(66)             $.(.20)              $(.12)            $   .19
  From discontinued operations                .01                (.15)                .05                (.41)                  -
                                           ------              ------              ------              ------             -------
                                            $ .26               $(.81)             $ (.15)             $ (.53)            $   .19
                                           ------              ------              ------              ------             -------
                                           ------              ------              ------              ------             -------


Weighted average number of shares           3,370               3,290               3,724               4,509               4,632



                                                                                   January 31,
                                            --------------------------------------------------------------------------------------
                                            1992                1993                1994                1995                1996
                                           ------              ------              ------              ------             -------
                                                                                 (in thousands)
Balance Sheet Data:

Working Capital                          $  3,338             $   137             $   823            $ (1,214)            $   (13)
Total Assets                                8,408               7,897               7,329               4,721               3,962
Long-Term Debt                              1,109                  53                 108                  71                   -
Stockholders' Equity                        3,672               1,781               2,307                 185               1,083




(1) In November 1994, the Company sold its ultraviolet water product subsidiary, Ultra Dynamics Corporation. This subsidiary has been accounted for as a discontinued operation. In the year ended January 31, 1996, the Company sold its valve product subsidiary, Decca Valves Corporation and shut down operation of its Michigan Dynamics subsidiary. These two subsidiaries have been have been accounted for as discontinued operations. The selected data related to the years ended January 31, 1996, 1995 and 1994 have been adjusted to reflect the discontinued operations, prior years have not been adjusted.

ITEM 7. MANAGEMENT'S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

GENERAL

The Company was incorporated in Delaware in 1961, under the name Ultra Dynamics Corporation, and was originally engaged in the water purification business.

In November 1968, the Company organized Puroflow Corporation to acquire all of the assets and liabilities of a business established in 1961, under the name Aerospace Components Corporation, and was primarily engaged in the manufacture of high performance filters for the aerospace industry. In 1980, the Company acquired Decca Valves Corporation, a corporation engaged in the manufacture of fluid control valves. The Company changed its name to Puroflow Incorporated in 1983. The Company acts as the holding company, directly or indirectly, for Puroflow Corporation and Michigan Dynamics, Inc.

In fiscal 1989, the Company began designing, testing and producing filters for automotive airbag systems, primarily as an outgrowth of its expertise in aerospace filtration. During September 1992, the Company disposed of its CPI division, including CPI assets it had acquired from MDI in June 1992. During November 1994, the Company settled the litigation with Glasco Ultraviolet Systems Inc. and disposed of the operating assets of Ultra Dynamics Corporation, its ultraviolet water products subsidiary. During June 1995, the Company disposed of the inventory and intangible assets of Decca Valve Corporation. The disposal of these assets have been accounted for as a discontinued operation. (See Note 11 of the Notes to Consolidated Financial Statements.)

The Company's principal products consist of automotive airbag filters and high performance filters. Net sales for each of these product lines for the fiscal years ended January 31, 1994, 1995 and 1996 are as follows:


                                           Year Ended January 31,
                                           ----------------------
                                              (in thousands)
                                    1994           1995           1996
                                  --------       --------       --------
Net Sales:
  Airbag Filters                  $  3,318       $  6,361       $  4,175
  High Performance Filters           2,590          2,684          4,641
                                  --------       --------       --------
   Total                          $  5,908       $  9,045       $  8,816
                                  --------       --------       --------
                                  --------       --------       --------


RESULTS OF OPERATIONS

The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for each of the three years in the period ended January 31, 1996.

                                                YEAR ENDED JANUARY 31,
                                                   (IN THOUSANDS)
                                         1994           1995         1996
                                         ----           ----         ----
Net Sales:                               100.0%         100.0%       100.0%
                                         ------         ------       -----
Cost and expenses:
  Cost of goods sold                      87.0           84.5         67.6
  Selling, general and administrative     22.2           18.0         19.3
  Other (income)                          (2.3)             -          -
  Interest expense                         5.9            3.3          3.2
  Income (loss) from continuing          ------         ------       -----
    operations before income taxes        (12.8)         (5.8)         9.9
Provision (benefit) for income taxes
Income (loss) from discontinued
  operations                               3.2          (20.4)         0.3
                                         ------         ------       -----
Net income (loss)                         (9.6)%        (26.2)%       10.2%
                                         ------         ------       -----
                                         ------         ------       -----


COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 1996 AND 1995

Net sales in fiscal 1996 decreased 2.5% compared to fiscal 1995. This is due primarily to a decrease in sales of airbag filters from $6,361 to $4,175 due to a change in customer supplied raw material in the current year compared to prior year practice of the Company supplying the raw material. Sales of high performance filters, including the PMA program, increased in the current year to $4,641 compared to $2,684 in the prior year. The Company sold the valve business in June 1995.

The Company supplied the airbag filters on an exclusive basis to two customers, who in turn sell airbags to various automobile manufacturers (including Honda, General Motors, Mazda, Mitsubishi, Chrysler, Fiat, Ford of Australia, and Jaguar). Several other major inflator manufacturers indicated an interest in the Company's R&D program for developing passenger and side impact non-azide programs. The increased sales of high performance filters is due primarily to the developing FAA parts manufacturing authority and the signing of exclusive distributorship agreements.

The wide swing in the gross margins of 32.4% in fiscal 1996, compared to 15.5% in fiscal 1995, is a result of a combination of factors. The Company consolidated its manufacturing facilities in September 1995 with reduced rental and manufacturing costs; increased prices in the PMA program line with cost controls and manufacturing efficiencies; and increased margins in high-performance filters. The gross margins in fiscal 1995 were affected by a discontinuance of the MDI Dynapore product line, resulting in approximately $1,000,000 inventory write-down, and high manufacturing and other costs incurred during the program start-up phase of the PMA products due to the learning curve and the time lag in securing qualification of the PMA products.

Selling, general and administrative expenses were $1,702,000 and $1,636,000 for fiscal 1996 and 1995 respectively, a decrease of 4.1%, due primarily to overhead cost controls and payroll reduction.

Interest expense decreased to $279,000 in fiscal 1996 from $306,000 in fiscal 1995 due to the reduction of the principal balance outstanding. This occurred despite an increase in the interest rate to 12% by the lending institution.

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 1995  AND 1994

Net sales in fiscal 1995 increased 53.1%, compared to fiscal 1994, due primarily to the increase in the sales of airbag filters to $6,361,000 from $3,318,000 in fiscal 1994, a 91.7% increase. The Company supplies airbag filters on an exclusive basis to two customers, who in turn sell airbags to various automobile manufacturers including Honda, General Motors, Mazda, Mitsubishi, Chrysler, Fiat, Ford of Australia, and Jaguar. The increase in the Company's sale of airbag filters in fiscal 1995 is reflective of increased airbag sales made by these manufacturers. In addition, during fiscal 1995, there were modest decreases in the sales of high performance filters and fluid control valves.

Although gross margins on airbag filters increased to approximately 30% in fiscal 1995 from 12% in fiscal 1994, overall gross margins decreased to 3.2% from 17.6% in fiscal 1994. During the first quarter of fiscal 1995, the Company discontinued its MDI Dynapore product line, which resulted in an inventory write-down in the fourth quarter of 1995, of approximately $1,000,000.
Further, gross margins on high performance filters were adversely impacted by high manufacturing and other costs incurred during the program start-up phase of the PMA products. The Company is continuing its efforts towards reducing its manufacturing costs of these products, while at the same time negotiating a higher sales price from its distributor.

Selling, general and administrative expenses were $1,636,000 and $1,313,000 for fiscal 1995 and 1994, respectively, an increase of $323,000, or 24.6%. This increase is a result of additional costs required to manage the increase in sales and a restatement of discontinued operations.

Interest expense decreased to $306,000 in fiscal 1995 from $346,000 in fiscal 1994. This decrease is primarily due to the reduced principal balance on the notes outstanding.

During the fourth quarter of fiscal 1995, the Company sold its ultraviolet water products subsidiary - Ultra Dynamics Corporation. The sales price was $235,000. This subsidiary has been accounted for as a discontinued operation. During fiscal 1995, loss from discontinued operations was $1,845,000, as compared to a profit of $189,000 in fiscal 1994.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from the placement of bank financing, sale of Common Stock and, in profitable years, income from operations. In fiscal 1996, cash provided by operating activities was $1,312,466, consisting of $898,119 from operating income, non-cash operating expenses of $660,365, and a reduction in inventories and prepaid expense, offset by an increase in accounts receivable, and reduction of accounts payable and accrued expense.

Cash provided by investing activities was primarily from proceeds from sale of property and equipment. Cash used in financing activities was $1,606,177, due primarily to a reduction of bank debt.

The Company's debt at January 31, 1996 was $1,999,538, consisting of line of credit and notes payable to the bank of $1,315,054 and notes payable to vendors of $684,483 representing a reduction in debt of $1,669,409 from fiscal January 31, 1995.

Principal under the Company's term loans accrues interest at the bank's prime rate plus 3.5% (12% at January 31, 1996), and is secured by accounts receivable, inventories, equipment, and all other unencumbered assets of the Company.

In addition, the Company has a revolving line of credit with its bank, under which it may borrow up to the lesser of $1,200,000 or 65% of eligible accounts receivable. Outstanding balances accrue interest at the bank's prime rate plus 3.5% (12% at January 31, 1996). This line is secured by the Company's accounts receivable, inventories and a first priority interest in all unencumbered assets. The Company had an outstanding balance of $235,857 under this agreement at January 31, 1996. There are no additional borrowings available under the line of credit.

The terms of the credit agreements contain certain restrictive covenants including maintenance of minimum working capital, net worth and ratios of current assets to current liabilities and debt to net worth. Currently, the Company is in default on various loan covenants. As a result, on May 1, 1995, the Company entered into a stipulation for the immediate appointment of a Receiver. The appointment was based upon the default of the Company on its obligations under these agreements with the bank. The Receiver has assumed jurisdiction over substantially all of the assets of the Company. The Receiver continues to operate the Company with the assistance of existing management.

The Company recently negotiated with the bank to obtain extensions of their line of credit and term loans until December 31, 1996. The Company also needs to obtain additional working capital and may seek additional equity which could have a dilutive effect on the Company's current shareholders.


EFFECTS OF INFLATION ON BUSINESS

Management believes that inflation has not had a material effect on the Company's operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is hereby incorporated by reference from the Registrant's financial statements and independent auditors' report beginning on page F-1 of this report on Form 10-K.


ITEM 9.  DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
                                       PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement under the captions "MANAGEMENT" and "ELECTION OF DIRECTORS".


ITEM 11. EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION" and "NON-STATUTORY STOCK OPTIONS (NSO)."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement under the captions "STOCK OPTIONS" and "NON-STATUTORY STOCK OPTIONS (NSO)."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement under the caption "RELATED PARTY TRANSACTIONS."

                                       PART IV

ITEM 14. FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM
8-K

(a) (1)  FINANCIAL STATEMENTS

         The following financial statements (including notes thereto and the Independent Auditors' Report with respect thereto), are filed as part of this annual report on Form 10-K starting on page F-1 hereof:

              Independent Auditors' Reports.

              Consolidated Balance Sheets at January 31, 1996 and 1995.

              Consolidated Statements of Operations for each of the three years in the period ended January 31, 1996.

              Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 1996.

              Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 1996.

              Notes to Consolidated Financial Statements.

(a) (2)  EXHIBITS

         Exhibits, including management contracts, compensatory plans and arrangements required to be filed as part of this report, are listed in the Exhibit Index, which follows the financial statements and financial statement schedules.

(b)      REPORTS ON FORM 8-K

         On March 13, 1995, the Company filed a Form 8-K reporting the commencement of litigation by Joseph B. Jasso for termination of his employment contract. The Company has a vigorous defense to the action for violation of his fiduciary obligation as a Director and Chief Executive Officer. On May 12, 1995, the Company filed Form 8-K, reporting the appointment of a Receiver, pursuant to an order of the Los Angeles Superior Court. On November 9, 1995, the Company and the Receiver filed Form 8-K, reporting the commencement of two actions by Jerome Pearlman, a former Director of the Registrant for funds advanced, and for conversion of personal property. The Receiver, on behalf of the Company, filed cross-complaints in both actions for breach of fiduciary duties and constructive trust, seeking a return of all funds paid to Plaintiff.

         On November 18, 1995, the Company filed a Form 8-K reporting a change in auditors to Rose, Snyder & Jacobs, CPA's, Burbank, California for the fiscal year ended January 31, 1996, replacing Deloitte & Touche. The change in auditors was based solely upon cost reduction of audit fees, and not a result of any disagreement with the former auditors on the scope and auditing or presentation of financials.

                                      SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         PUROFLOW INCORPORATED



         By             /s/ Michael D. Myers               April 25, 1996
            -------------------------------------------
              Michael D. Myers
              Receiver

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



         By             /S/ Michael H. Figoff              April 25, 1996
            -------------------------------------------
              Michael H. Figoff
              President/Chief Executive Officer
              Director



         By            /s/ Reuben M. Siwek                 April 25, 1996
            -------------------------------------------
              Reuben M. Siwek
              Chairman of the Board
              General Counsel



         By            /s/ Robert A. Smith                 April 25, 1996
            -------------------------------------------
              Robert A. Smith
              Vice Chairman of the Board



         By            /s/ Tracy K. Pugmire                April 25, 1996
            -------------------------------------------
              Dr. Tracy K. Pugmire
              Director



         By            /s/ Leo S. Unger                    April 25, 1996
            -------------------------------------------
              Leo S. Unger
              Director

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1996 AND 1995


                                                   1996              1995
                                             --------------     -------------

ASSETS

CURRENT ASSETS:
  Cash                                       $                   $     74,441
  Accounts receivable
    Net of allowance for doubtful
    accounts of $140,000 in 1996
    and $204,469 in 1995                          1,548,495         1,266,150
  Advances to officers and employees                                    3,868
  Inventories, note 1                             1,239,467         1,746,237
  Prepaid expenses and deposits                      33,700           125,794
  Current portion of note receivable                 43,831            34,008
                                             --------------     -------------

        TOTAL CURRENT ASSETS                      2,865,493         3,250,498
                                             --------------     -------------


PROPERTY AND EQUIPMENT - at cost,
  note 1
    Leasehold improvements                                            203,733
    Machinery and equipment                       2,900,343         2,873,215
    Automobile                                                          7,500
    Tooling and dies                                253,921           274,282
                                             --------------     -------------
                                                  3,154,264         3,358,730
    Less accumulated depreciation
     and amortization                             2,134,836         2,021,474
                                             --------------     -------------

      NET PROPERTY AND EQUIPMENT                  1,019,428         1,337,256
                                             --------------     -------------
NOTE RECEIVABLE, note 2                              60,276            94,005
                                             --------------     -------------

OTHER ASSETS                                         16,750            39,077
                                             --------------     -------------

TOTAL ASSETS                                 $    3,961,947      $  4,720,836
                                             --------------     -------------
                                             --------------     -------------

                                                  1996              1995
                                             --------------     -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                             $       59,363      $
  Line of credit, note 3                            235,857           810,003
  Accounts payable                                  582,393           655,485
  Accrued expenses                                  237,472           211,343
  Current portion of promissory notes, note 4     1,763,681         2,787,543
                                             --------------     -------------

               TOTAL CURRENT LIABILITIES          2,878,766         4,464,374
                                             --------------     -------------


PROMISSORY NOTES, note 4                                               71,400
                                             --------------     -------------


COMMITMENTS AND CONTINGENCIES note 7

STOCKHOLDERS' EQUITY, notes 5, 10, and 13
  Preferred stock, par value $.10 per share
    Authorized - 500,000 shares.
    Issued - None
  Common stock, par value $.01 per share
    Authorized - 12,000,000 shares.
    Outstanding 4,578,521 shares at
    January 31, 1996 and 1995                       405,279           405,279
    Additional paid-in capital                    3,230,127         3,230,127
    Accumulated deficit                         (2,552,225)       (3,450,344)
                                             --------------     -------------

TOTAL STOCKHOLDERS' EQUITY                        1,083,181           185,062
                                             --------------     -------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                         $    3,961,947      $  4,720,836

                                             --------------     -------------
                                             --------------     -------------


          See independent auditors' report and notes to financial statements

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


Years ended January 31,                                       1996                1995                1994
                                                         ------------        ------------       -------------

Net sales                                               $   8,815,889       $   9,044,707      $    5,907,949
Cost of goods sold                                          5,957,007           7,644,422           5,137,042
                                                         ------------        ------------       -------------

Gross profit                                                2,858,882           1,400,285             770,907

Selling, general and administrative expense                 1,701,611           1,635,632           1,312,605
                                                         ------------        ------------       -------------
Operating income (loss)                                     1,157,271            (235,347)           (541,698)

Other income and (expense)
  Other  income (expense)                                      (2,895)             14,132             133,197
  Interest expense                                           (279,237)           (305,627)           (346,424)
                                                         ------------        ------------       -------------

Income (loss) from continuing operations before taxes         875,139            (526,842)           (754,925)
                                                         ------------        ------------       -------------

Provision for income taxes, notes 1 and 6
                                                         ------------        ------------       -------------

Income (loss) from continuing operations                      875,139            (526,842)           (754,925)


Discontinued operations, note 12
   Income (loss) from operations                              168,140          (1,845,314)            188,999

   Loss on sale of property and equipment                    (145,160)
                                                         ------------        ------------       -------------
                                                               22,980          (1,845,314)            188,999
                                                         ------------        ------------       -------------

Net income (loss)                                       $     898,119       $  (2,372,156)     $     (565,926)
                                                         ------------        ------------       -------------
                                                         ------------        ------------       -------------

Net income (loss) per common share:
  Continuing operations                                 $        0.19       $       (0.12)     $        (0.20)
  Discontinued operations                                                           (0.41)               0.05
                                                         ------------        ------------       -------------
   Primary earnings per share, note 1                   $        0.19       $       (0.53)     $        (0.15)
                                                         ------------        ------------       -------------
                                                         ------------        ------------       -------------


        See independent auditors' report and notes to the financial statements

                       PUROFLOW INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                    YEARS ENDED JANUARY 31, 1996, 1995, AND 1994





                                       Common            Additional            Retained
                                        stock             paid-in              earnings
                                      par value           capital                total               Total
                                  ---------------     ---------------     ---------------     ---------------

Balance at January 31, 1993       $       321,625     $     1,971,581     $      (512,262)    $     1,780,944

Net loss                                                                         (565,926)           (565,926)

Sale of common stock                       69,655           1,022,545                               1,092,200
                                  ---------------     ---------------     ---------------     ---------------

Balance at January 31, 1994               391,280           2,994,126          (1,078,188)          2,307,218

Net loss                                                                       (2,372,156)         (2,372,156)

Sale of common stock                       13,999             236,001                                 250,000
                                  ---------------     ---------------     ---------------     ---------------

Balance at January 31, 1995               405,279           3,230,127          (3,450,344)            185,062

Net income                                                                        898,119             898,119
                                  ---------------     ---------------     ---------------     ---------------

Balance at January 31, 1996       $       405,279     $     3,230,127     $    (2,552,225)    $     1,083,181
                                  ---------------     ---------------     ---------------     ---------------
                                  ---------------     ---------------     ---------------     ---------------

 See independent auditors' report and notes to financial statements

                        PUROFLOW INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS



Years ended January 31,                                          1996                1995                1994
                                                           ----------         -----------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                        $  898,119         $(2,372,156)        $  (565,926)
  Adjustments to reconcile net income (loss) to net cash
  provided by/used in operating activities:
    Depreciation and amortization                             340,103             365,934             356,913
    Provision for losses on accounts receivable               104,205             134,069               9,058
    Inventory valuation allowance                              59,000             999,305              17,695
    Loss on sale of assets                                    157,057                                  15,784
  Changes in operating assets and liabilities:
    Accounts receivable                                      (386,550)            242,305             118,682
    Inventories                                                73,073           1,154,010            (589,353)
    Prepaid expenses and other assets                         114,421             (83,328)               (533)
    Income taxes receivable                                                                           718,852
    Accounts payable and accrued expenses                     (46,962)            288,426            (160,653)
    Deferred income taxes                                                                             (27,692)
                                                           ----------         -----------         -----------
      Net cash provided by (used in) operating activities   1,312,466             728,565            (107,173)
                                                           ----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                      (131,336)           (122,182)           (279,974)
    Proceeds from sale of assets                              326,700
    Payments received on notes receivable                      23,906               6,616
    Other assets                                                                   (9,725)             39,517
                                                           ----------         -----------         -----------
      Net cash provided by (used in) investing activities     219,270            (125,291)           (240,457)
                                                           ----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank overdraft                                             59,363             250,000           1,092,200
    Proceeds from sale of common stock
    Proceeds from issuance of long-term debt                                                          865,143
    Net borrowing (repayments) under line of credit          (574,146)             65,412            (739,715)
    Principal payments on long-term debt                   (1,095,262)           (838,761)         (1,011,086)
    Principal payments under capital lease obligations                            (26,346)            (20,233)
    Advances to officers and employees                          3,868               1,941                (278)
                                                           ----------         -----------         -----------
      Net cash provided by (used in) financing activities  (1,606,177)           (547,754)            186,031
                                                           ----------         -----------         -----------

NET DECREASE IN CASH                                          (74,441)             55,520            (161,599)
CASH AT BEGINNING OF YEAR                                      74,441              18,921             180,520
                                                           ----------         -----------         -----------
CASH AT END OF YEAR
                                                           $        -         $    74,441         $    18,921
                                                           ----------         -----------         -----------
                                                           ----------         -----------         -----------


        See independent auditors' report and notes to the financial statements

                        PUROFLOW INCORPORATED AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


ORGANIZATION

Puroflow Incorporated was organized on May 15, 1961 under the laws of the State of Delaware. Puroflow Incorporated and its wholly owned subsidiaries (together referred therein as the "Company") specializes primarily in designing and manufacturing automotive airbag filters and high performance filters. The Company is located in Van Nuys, California, and does business with customers throughout the world, most of which are located within the United States.

On May 1, 1995, the Superior Court of California appointed a Receiver as a result of a lawsuit filed by the Company's bank. The Company was in default of its obligations under various credit agreements with the bank. The Receiver has assumed jurisdiction over all of the Company's assets, which are now in the possession of the Receiver's estate, and held for the benefit of all creditors and shareholders. The Receiver is not obligated to pay liabilities that existed prior to his appointment; however, the Receiver may elect to pay certain of those liabilities with the leave of the Court. The Receiver is presently working with the Company's management in operating the business.


CONSOLIDATED SUBSIDIARIES

The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Puroflow Corporation, Decca Valves Corporation, Michigan Dynamics Inc., and Ultra Dynamics Corporation. Material intercompany transactions and balances have been eliminated.


INVENTORIES

Inventories are stated at the lower of cost of market on a first-in, first-out basis, and consists of the following items:

                                                    1996              1995
                                               --------------   --------------
         Raw materials and purchased parts       $ 757,921      $    818,187
         Work in process                           235,404           503,033
         Finished goods                            246,142           425,017
                                               --------------   --------------
              Total                             $1,239,467       $ 1,746,237
                                               --------------   --------------
                                               --------------   --------------


PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment is computed using the straight line method based

                           See independent auditors' report
upon the estimated useful lives of the assets, except for leasehold improvements which are amortized over the shorter of the life of the lease or the improvements. The estimated useful lives are as follows:

                    CLASSIFICATION                       LIFE
              -----------------------                 ----------
              Machinery and equipment                 5-15 years
              Automobile                                5 years
              Tooling and dies                          5 years
              Leasehold Improvement                     5 years

INCOME TAXES

The Company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes.


CASH FLOWS

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash only and to exclude any near-cash short-term investments.


ESTIMATES

Generally accepted accounting principles require that the financial statements include estimates by management in the valuation of certain assets and liabilities. The Company's management estimates the reserve for doubtful accounts, the reserve for obsolete inventory, the useful lives of property and equipment and the reserve for contingencies. Management uses its historical record and knowledge of its business in making these estimates.


RECLASSIFICATION

Certain amounts previously reported in the Company's 1995 and 1994 financial statements have been reclassified to conform to the presentation adopted during 1996. Such reclassifications had no effect on the net losses as previously reported.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenditures are expenses as incurred and totaled approximately $28,000, $381,000 and $207,000 for the years ended January 31, 1996, 1995, and 1994, respectively.


EARNINGS PER SHARE

The computation of the net income (loss) per common share (primary) is based on the weighted average number of common shares and common share equivalents outstanding. The weighted average shares outstanding were 4,631,740, 4,508,521, and 3,724,271 during the years ended January 31, 1996, 1995, and 1994, respectively.

                           See independent auditors' report

NOTE 2 - NOTE RECEIVABLE

                                                  1996                1995
                                            --------------      --------------
  8 1/2 % note receivable,                    $  104,107          $  128,013
  monthly principal and interest
  payments of $4,250, secured by
  equipment of the debtor,
  maturing in November, 1997

  Less current portion                            43,831              34,008
                                            --------------      --------------
                                              $   60,276          $   94,005
                                            --------------      --------------
                                            --------------      --------------

NOTE 3 - LINE OF CREDIT

On November 5, 1993, the Company entered into a security and loan agreement with its bank under which it could obtain credit up to 65% of certain accounts receivable, but not in excess of $1,200,000, at prime plus 3 1/2%. This loan is secured by accounts receivable, inventories and a first priority interest in all unencumbered assets, and matures in June, 1996.

During the fiscal year, the Company defaulted on its loans, resulting in the appointment of a Receiver (See Note 4). All collections of accounts and inventory proceeds shall be applied to the Company's loan account. Any credit given by the bank upon receipt of said proceeds is conditional credit subject to final collection. Outstanding balances under this line of credit were $235,857 and $810,003 at January 31, 1996 and 1995, respectively.

NOTE 4 - PROMISSORY NOTES

  Note payable to bank at prime rate
  plus 3 1/2%, secured by all the assets
  of the Company, maturing in June, 1996. The
  Company is making monthly interest
  payments and principal
  payments are being made from time to time
  depending on the
  surplus cash flow available.                        $   107,900  $   537,500

  Note payable to bank at prime rate
  plus 3 1/2%,secured by all the assets
  of the Company, maturing in June, 1996.                 971,297    1,168,882

  Note payable to vendors bearing no interest
  maturing at various dates, through
  December, 1997.  These notes were negotiated
  with vendors to convert accounts payable
  balancesinto notes with terms varying
  from three months to three years. All
  these notes existed when the Receiver
  was appointed on May 1, 1995.                           684,483    1,022,926

  Other obligations                                                    129,635
                                                      -----------  ------------
                                                        1,763,680    2,858,943

Less current portion                                    1,763,680    2,787,543

                                                      -----------  -----------
                                                      $    -0-         $71,400
                                                      -----------  -----------
                                                      -----------  -----------

                           See independent auditors' report

The Company is in breach of its covenants under the terms of its bank agreements. As discussed in Note 1, a Receiver is now in possession of the assets of the Company for the benefit of creditors. Accordingly, all amounts are classified as current.

Under the first amendment to the stipulation appointing a Receiver dated August 31, 1995, the bank extended its forbearance period to June 15, 1996. Under the agreement beginning on January 1, 1996, the Company is required to make principal payments of at least $20,000 per month on the notes payable to the bank. On February 16, 1996, the bank, in order to facilitate the Company's efforts to consummate a private placement, extended the forbearance period to December 31, 1996, and agreed to reduce the interest rate for the line of credit by 1/4%. In consideration, the Company agreed to make a $500,000 principal payment on notes payable to the bank from the proceeds of the planned private placement offering (Note 13).

For the year ended January 31, 1996, 1995, and 1994, interest paid in cash totaled $263,627, $305,627, and $346,424, respectively.


NOTE 5 - STOCK OPTION PLANS

In 1995, the Company implemented stock option plans which provide for the granting of options to certain officers and key employees to purchase shares of its common stock within prescribed period at prices that vary from $0.25 to $0.75. Share activity during 1995 under the Company's stock option plans is summarized below:

Held at beginning of year                                        0
Granted to 20 officers and key employees                   359,000
Exercised                                                        0
Canceled or expired                                              0
Held at end of year by 20 officers
and key employees
                                                           359,000
                                                      ------------
Shares exercisable, end of year                            225,600
                                                      ------------
Shares available for future grants, end of year            141,000
                                                      ------------
                                                      ------------
Price range of options held, end of year            $0.25 to $0.75

Statement of Financial Accounting No. 123, "Accounting for Stock-Based Compensation", requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees", with pro-forma disclosure of net income earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company will adopt the standard in the year ended January 31, 1997, and expects to elect the continued use of APB No. 25. Pro-forma disclosure is expected to be immaterial.

                           See independent auditors' report

NOTE 6 - INCOME TAXES

The provision for income taxes is comprised of the following:

                                  Years Ended January 31,
                               1996        1995        1994
                             --------    --------    --------
Current payable:
   Federal                   $  -0-      $  -0-      $ 27,692
   State                                                -0-
                             --------    --------    --------
                                -0-         -0-        27,692

   Deferred                     -0-         -0-       (27,692)
                             --------    --------    --------
Provision for income taxes   $  -0-      $  -0-      $  -0-
                             --------    --------    --------
                             --------    --------    --------

The following is a reconciliation of the tax provision, computed by applying the statutory federal income tax rates, and the income tax provision per the financial statements:

                                                   Years Ended January 31,
                                                1996         1995        1994
                                             ---------    ---------    ---------
Income tax provision at 34%                  $ 305,360    $(806,533)   $(192,415)
Excess tax depreciation and
  amortization                                 (39,658)
Excess book loss on disposition                 20,252
Change in allowance for doubtful accounts      (21,920)
Write-off of obsolete inventory               (338,358)
Reserve for legal matters                       11,975
Other                                           11,440
                                             ---------    ---------    ---------
Current federal tax benefit                    (50,909)    (806,533)    (192,415)
Current state tax benefit                      (12,106)
                                             ---------    ---------    ---------
    Net current tax benefit                    (63,015)    (806,533)    (192,415)

Unrecognized benefit of losses                  63,015      806,533      192,415
                                             ---------    ---------    ---------
      Provision for Income Taxes             $   -0-      $   -0-      $   -0-
                                             ---------    ---------    ---------
                                             ---------   -----------  -----------


                           See independent auditors' report

Deferred tax benefits at January 31, 1996 and 1995 reflects the impact of loss carryforwards, temporary differences between the assets and liabilities recorded
for financial reporting purposes and tax purposes.   These differences are as
follows:

                                                1996            1995
                                            ------------   ------------
Allowance for doubtful accounts             $    60,620    $    81,788
Allowance for inventory obsolescence            165,332        538,800
Less valuation allowance                       (225,952)      (620,588)
                                            ------------   ------------
  Current                                   $    -0-       $    -0-
                                            ------------   ------------
                                            ------------   ------------

Tax loss carryforward                       $ 1,422,366    $ 1,376,992
Depreciation and amortization                   (41,741)      (168,951)
Reserve for legal matters                        43,300
Less valuation allowance                     (1,423,925)    (1,208,041)
                                            ------------   ------------
  Non current                               $    -0-       $    -0-
                                            ------------   ------------
                                            ------------   ------------

Realization of the deferred benefit is contingent upon future taxable earnings. In accordance with SFAS No. 109, the valuation allowance is 100% of the benefit based on the uncertainty of the Company to realize this benefit.

The Company had available net operating loss carryforwards of approximately $3,342,000 for federal income tax purposes, and $2,709,000 for state income tax purposes, at January 31, 1996. The Company's net operating loss carryforwards expire from 2008 to 2011.


NOTE 7 - COMMITMENTS AND CONTINGENCIES


OPERATING LEASES

The Company is committed to minimum lease payments on a non-cancelable operating lease for facilities, which expires in August 2000, as follows:

               Year Ending January 31,
               -----------------------
                        1997                     $   291,000
                        1998                         291,000
                        1999                         291,000
                        2000                         291,000
                        2001                         169,750
                                                 -----------
                           TOTAL                  $1,333,750
                                                 -----------
                                                 -----------

The leases with respect to the former location were terminated under the powers of the Receiver.

                           See independent auditors' report

Total rental expense under facilities leases was approximately $275,000, $410,000 and $421,000 for the years ended January 31, 1996, 1995, and 1994, respectively.


CAPITAL LEASES

All Company's capital leases for machinery and equipment were terminated under the powers of the Receiver during the year ended January 31, 1996. At January 31, 1995, the obligation under capital leases was $51,366.


LEGAL MATTERS

On May 1, 1995, the Company was placed into Receivership as a result of a lawsuit initiated by the Company's bank, following a breach of the borrowings covenants. At January 31, 1996, and 1995, the total outstanding balance owed to the bank was $1,315,054 and $2,516,385, respectively. It is the opinion of the Company that the dispute will be resolved by continuing cooperation.

The Company is also party to various legal proceedings. The outcome of these proceedings cannot be determined; however, the Company believes it will prevail in its defenses, and does not expect that such litigation will have a material adverse effect on its financial position or results of operations. An accrual in the amount of $100,000 has been recorded for the year ended January 31, 1996, in anticipation of certain judgments against the Company related to these matters.


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company is using the legal expertise of a lawyer who is a director of the Company. Related legal expenses totaled $42,284, $80,625, and $77,750 for the years ended January 31, 1996, 1995, and 1994. The amount due to this director was $27,500 at January 31, 1996.


NOTE 9 - MAJOR CUSTOMERS INFORMATION

Sales to three major customers during the years ended January 31, 1996 and 1995 totaled approximately $5,298,273 and $7,470,352, respectively. The amount due from these customers, included in accounts receivable, was approximately $593,310 and $746,631 at January 31, 1996 and 1995, respectively.


NOTE 10 - STOCKHOLDERS' EQUITY

During the year ended January 31, 1995, the Company issued 210,000 shares of common stock, the net proceeds of which were $250,000.

During the year ended January 31, 1994, the Company issued 1,044,300 shares of common stock, the net proceeds of which were $1,092,200.


NOTE 11 - FOURTH QUARTER ADJUSTMENTS

During the quarter ended January 31, 1995, the Company recorded an inventory write-down of $1,000,000 resulting from the re-evaluation of inventory requirements caused by the discontinuation of the Michigan Dynamics' Dynapore product line.

                           See independent auditors' report

During the quarter ended January 31, 1994, the Company recorded inventory write-downs of $160,000 resulting from the re-evaluation of inventory requirements due to lower current and forecasted sales volume of certain products. In addition, a book to physical inventory adjustment of $508,000 was recorded resulting from the January 31, 1994 physical inventory count.


NOTE 12 - DISCONTINUED OPERATIONS

On June 15, 1995, the Company sold certain inventory, equipment, trade name, contracts and work in process, of its wholly owned subsidiary Decca Valves Corporation, leading to a discontinuation of its related operations. The assets were sold for a consideration of $305,000 cash. During the year ended January 31, 1996, the operations of its wholly owned subsidiary Michigan Dynamics, Inc. were also discontinued. The remaining assets of this subsidiary have been transferred to Puroflow Corporation.

In November 1994, the Company sold the operating assets of its ultraviolet water purification products subsidiary, Ultra Dynamics, including inventories, property and intangible assets for $234,629 consisting of $100,000 cash and a note receivable of $134,629.

The disposition of these assets have been accounted for as discontinued operations and accordingly, the operating results of the subsidiaries are segregated and reported as discontinued operations in the accompanying consolidated statements of operations. The prior year's financial statements have been restated to reflect the discontinued operations. Revenues applicable to the discontinued operations were $326,509, $2,615,540, and $3,868,347 for the years ended January 31, 1996, 1995, and 1994, respectively.


NOTE 13 - SUBSEQUENT EVENT

On March 26, 1996, the Company entered into an agreement with an investment banker to raise equity through a private placement offering. The plan is to sell shares of the Company's common stock with a 1,200,000 share minimum, and 2,500,000 share maximum. The purchase price is set at $0.80 per share. The Company will be entitled to 90% of the net proceeds, with the remainder being commissions and expenses. The agent is entitled to a 24 month option to purchase 7% of the amount of shares sold, at an exercisable price of $0.80 per share. The net proceeds of the offering will be used to reduce bank debt by $500,000, with the remainder for general corporate purposes. The Company plans to register the securities within six months of the closing of the offering. There can be no assurance that this offer can be completed successfully.

                           See independent auditors' report

                                PUROFLOW INCORPORATED

                                  INDEX TO EXHIBITS

This Index is filed in response to Item 14(a)(3), and the following documents are filed as Exhibits in response to Item 14(c), as required by Item 601 of Regulation S-K:

Exhibit
  No.    Description
- -------  -----------

3.1      Certificate of Incorporation*

3.2      Bylaws*

10.1 Asset Purchase Agreement dated September 29, 1992 between the Company and Engineered Magnetics, Inc. for sale of the CPI Division*****

10.2 Asset Purchase Agreement dated as of April 30, 1992 among the Company, Michigan Dynamics, Inc. and consented and agreed to by Fuji Filter Manufacturing Co. Ltd. and consented to by NBD Bank, N.A.**

10.3 Lease Agreement dated April 6, 1984 for premises at 1631 10th Street, Santa Monica, California*

10.4 Lease Agreement dated August 1, 1985 for premises at 1648 10th Street, Santa Monica, California*

10.5 Lease Agreement dated November 10, 1992 for premises at 1558 10th Street, Santa Monica, California*****

10.6 Employment Agreement dated March 1, 1993 between the Company and Joseph B. Jasso*****

10.7 Employment Agreement dated March 1, 1993 between the Company and Michael H. Figoff*****

10.8 Employment Agreement dated February 14, 1991 between the Company and Robert A. Smith*

10.9     1991 Key Employee Incentive Stock Option Plan*

10.10 Form of Stock Option Agreement under the 1991 Key Employee Incentive Stock Option Plan*

10.11    Form of Directors Stock Option Agreement dated July 9, 1987*

10.12    Form of Directors Stock Option Agreement dated February 14, 1991*

10.13 Letter Agreement and related Note Payable to Imperial Bank dated March 17, 1993*****

10.14    Note payable to Imperial Bank dated March 17, 1993*****

10.15    Security and Loan Agreement with Imperial Bank dated March 17,
         1993*****

10.16 Letter dated May 14, 1993 waiving compliance with covenants contained in the Credit Terms and Conditions Agreement with Imperial Bank dated July 24, 1989*****

10.17 Lease dated January 13, 1992 between the Company and Jerome and Faith Pearlman***

10.18 Settlement Agreement with Stroock & Stroock & Lavan, special counsel to the Registrant, dated November 17, 1992****

Exhibit
  No.    Description
- -------  -----------

10.19 Agreement between Registrant and Alpine Services Ltd. dated June 30, 1993 for the private placement of 1,000,000 Shares pursuant to Regulation "S" of the Securities Act of 1933, as amended******

10.20    Note payable to Imperial Bank dated November 5, 1993*******

10.21    Note payable to Imperial Bank dated November 5, 1993*******

10.22    Security and Loan Agreement with Imperial Bank dated November 5,
         1993*******

10.23 Stipulation for immediate appointment of Receiver on behalf of Imperial Bank dated May 1, 1995

10.24 Stipulation re First Amendment to Order Appointing Receiver dated September 5, 1995

10.25 First Amendment to Stipulation re First Amendment to Order Appointing Receiver dated January 16, 1996

10.26 Sublease dated July 27, 1995 between Kaiser Marquardt and the Company with sublease guarantor Kaiser Aerospace and Electronics

22       Subsidiaries of the Company

- ----------------------

* Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 15, 1991, Registration No. 33-43228.

** Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 14, 1992, Registration No. 33-43225.

*** Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on April 29, 1992.

**** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 15, 1992.

***** Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on May 15, 1993.

****** Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on September 10, 1993.

******* Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on December 12, 1993.