Form 10-Q
period 1996-04-30
PUROFLOW INC
filed 1996-05-15
CIK 100591

                                                                  Conformed copy


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED APRIL 30, 1996               COMMISSION FILE NUMBER 0-5622
- --------------------------------------------------------------------------------


                              PUROFLOW INCORPORATED
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                                      13-1947195
- --------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer identification No.)
of incorporation or organization)


  16559 SATICOY STREET, VAN NUYS, CALIFORNIA                  91406-1739
- --------------------------------------------------------------------------------
      (Address of executive offices)                          (ZIP Code)


      Registrant's telephone number, including area code:   (818) 756-1388

           Securities registered pursuant to Section 12(g) of the Act:


            Common Stock                    Shares outstanding
     COMMON STOCK, $.01 PAR VALUE               4,578,521
- --------------------------------------------------------------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  [X]     No   [   ]

ITEM 1. FINANCIAL INFORMATION

                              PUROFLOW INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                       APRIL 30,     JANUARY 31,
DESCRIPTION                                                 1996            1996
- --------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
  Cash                                             $      12,512    $         -
  Trade accounts receivable, net of allowance for
   doubtful accounts of $150,000 at April 30,
   1996, and $140,000 at January 31, 1996.             1,316,943      1,548,495
  Inventories                                          1,383,047      1,239,467
  Note receivable, current portion                        46,377         43,831
  Prepaid expenses and other current assets              169,011         33,700
- --------------------------------------------------------------------------------
    Current assets                                     2,927,890      2,865,493
- --------------------------------------------------------------------------------

PLANT & EQUIPMENT
  Machinery & equipment                                2,906,152      2,900,343
  Tooling & dies                                         253,921        253,921
- --------------------------------------------------------------------------------
    Plant & equipment at cost                          3,160,073      3,154,264
  Less: accumulated depreciation                      (2,220,091)    (2,134,836)
- --------------------------------------------------------------------------------
    Net plant & equipment                                939,982      1,019,428
- --------------------------------------------------------------------------------

OTHER ASSETS
  Note receivable                                         28,924         60,276
  Other assets                                            16,750         16,750
- --------------------------------------------------------------------------------
    TOTAL ASSETS                                    $  3,913,546   $  3,961,947
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                                   $     59,363
  Current portion - long term debt                  $  1,714,059      1,763,681
  Line of credit                                                        235,857
  Accounts payable                                       680,626        582,393
  Accrued expenses                                       222,218        237,472
- --------------------------------------------------------------------------------
    Current liabilities                                2,616,903      2,878,766
- --------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per share
    Authorized, 500,000 shares; issued, none.
  Common stock, par value $.01 per share.
    Authorized, 12,000,000 shares; Outstanding
    4,578,521 shares at April 30, 1996 and
    January 31, 1996.                                    405,279        405,279
  Additional paid-in capital                           3,230,127      3,230,127
  Accumulated deficit                                 (2,338,763)    (2,552,225)
- --------------------------------------------------------------------------------
    Total stockholders' equity                         1,296,643      1,083,181
- --------------------------------------------------------------------------------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY        $  3,913,546   $  3,961,947
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

                              PUROFLOW INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

FOR THE THREE MONTHS ENDED APRIL 30,                        1996           1995
- --------------------------------------------------------------------------------
Net revenue                                         $  2,166,708   $  1,812,463
Cost of goods sold                                     1,445,221      1,369,250

- --------------------------------------------------------------------------------
  Gross profit                                           721,487        443,213

Selling, general and administrative expense              471,923        481,777

- --------------------------------------------------------------------------------
  Operating income (loss)                                249,564        (38,564)

Interest expense                                          36,102         86,350

- --------------------------------------------------------------------------------
  Income (loss) from continuing operations
    before taxes                                         213,462       (124,914)

Provision for income taxes

- --------------------------------------------------------------------------------
  Income (loss) from continuing operations               213,462       (124,914)

Income from discontinued operations                                      83,774

- --------------------------------------------------------------------------------
    NET INCOME (LOSS)                               $    213,462   $    (41,140)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

Net income (loss) per common share:

  Continuing operations                             $       0.05   $      (0.03)
  Discontinued operations                                    -             0.02

- --------------------------------------------------------------------------------
    PRIMARY EARNINGS PER SHARE                      $       0.05   $      (0.01)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------




        See accompanying notes to the consolidated financial statements.

                              PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



FOR THE THREE MONTHS ENDED APRIL 30,                        1996           1995
- --------------------------------------------------------------------------------
CASH AT BEGINNING OF PERIOD                         $       -      $     74,441

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                             213,462        (41,140)
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
    Depreciation and amortization                         85,255         93,444
    Provision for losses on accounts
      receivable                                          10,000         (8,949)
Changes in operating assets and liabilities:
  Accounts receivable                                    221,552        198,724
  Inventories                                           (143,580)      (242,411)
  Prepaid expenses and other current assets             (135,311)        94,464
  Other assets                                                               71
  Accounts payable                                        98,233        275,043
  Accrued expenses                                       (15,254)       (34,691)
- --------------------------------------------------------------------------------
    Net cash provided by operating activities            334,357        334,555
- --------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                     (5,809)
  Proceeds from sale of assets                                              322
  Payments received on notes receivable                   28,806         10,030
- --------------------------------------------------------------------------------
    Net cash provided by investing activities             22,997         10,352
- --------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                         (59,363)
  Net repayment under line of credit                    (235,857)      (20,461)
  Principal payments on long-term debt                   (49,622)     (305,164)
  Advances to officers and employees                                    (1,399)
- --------------------------------------------------------------------------------
    Net cash used in financing activities               (344,842)     (327,024)
- --------------------------------------------------------------------------------

NET INCREASE IN CASH                                      12,512         17,883

- --------------------------------------------------------------------------------
CASH AT END OF PERIOD                               $     12,512   $     92,324
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



        See accompanying notes to the consolidated financial statements.

                              PUROFLOW INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
              APRIL 30, 1996, JANUARY 31, 1996, AND APRIL 30, 1995

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

     Puroflow Incorporated was organized on May 15, 1961 under the laws of the State of Delaware. Puroflow Incorporated, and its wholly owned subsidiaries (together referred herein as the "Company") specializes primarily in designing and manufacturing automotive airbag filters and high performance filters. The Company is located in Van Nuys, California, and does business with customers thoughout the world, most of which are located in the United States.

     On May 1, 1995, the Superior Court of California appointed a Receiver as a result of a lawsuit filed by the Company's bank. The Company was in default of its obligations under various credit agreements with the bank. The Receiver has assumed jurisdiction over all of the Company's assets, which are now in the possession of the Receiver's estate, and held for the benefit of all creditors and shareholders. The Receiver is not obligated to pay liabilities that existed prior to his appointment; however, the receiver is working with the Company's management in operating the business.

     The information presented for the three months ended April 30, 1996 and 1995 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods. The income from discontinued operations reflect the results from operations of the Company's valve and industrial filters products subsidiaries which were sold or discontinued during the year ended January 31, 1996.

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 31, 1996 Annual Report on Form 10-K.

     The results of operations for the three months ended April 30, 1996 are not necessarily indicative of the results to be expected for the year ended January 31, 1997.


NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                            April 30, 1996    January 31, 1996
                                            ----------------------------------
          Raw materials and purchased parts       $718,785            $757,921
          Work in process                          267,184             235,404
          Finished goods and assemblies            397,078             246,142
                                            ----------------------------------
               Totals                           $1,383,047          $1,239,467
                                            ----------------------------------
                                            ----------------------------------

NOTE 3 - NET INCOME PER SHARE

     The computation of net income (loss) per common share is based on the weighted average number of shares outstanding, including the effect of common stock equivalents (common stock options) when dilutive.

NOTE 4 - SUBSEQUENT EVENT

     On March 26, 1996, the Company entered into an agreement with an investment banker to raise equity through a private placement offering. The plan is to sell shares of the Company's common stock with a 1,200,000 share minimum, and 2,500,000 share maximum. The purchase price is set at $.80 per share. The Company will be entitled to 90% of the net proceeds, with the remainder being commissions and expenses. The agent is entitled to a 24 month option to purchase 7% of the amount of shares sold, at an exercisable price of $.80 per share. The net proceeds of the offering will be used to reduce bank debt by $500,000, with the remainder for general corporate purposes. The Company plans to register the securities within six months of the closing of the offering. There can be no assurance that this offering can be completed successfully.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's principal products consist of high performance filters and automotive airbag filters. The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for the quarters ended April 30, 1996 and 1995.

                                                     Quarters ended April 30,
                                                   1996                1995
                                                 -----------------------------
     Net sales                                      100.0%              100.0%

     Cost and expenses:
          Cost of goods sold                         66.7%               75.5%
          Selling, general, and administrative       21.8%               26.6%
          Interest expense, net                       1.7%                4.8%
                                                 -----------------------------
     Income (loss) from continuing operations         9.9%               (6.9%)
     Income from discontinued operations                                  4.3%
                                                 -----------------------------
     Net income (loss)                                9.9%               (2.3%)
                                                 -----------------------------
                                                 -----------------------------

Comparison of quarters ended April 30, 1996 and 1995.

NET SALES

Net sales for the quarter ended April 30, 1996 increased 19.5% over the quarter ended April 30, 1995, with revenues of $2,166,708 and $1,812,463 respectively. Net sales of Government and Aerospace Filtration Products increased by $356,852 due to the continuing acceptance of the Company's PMA program. The airbag product line showed virtually no revenue difference with a slight decrease of $2,433.

COST OF SALES/GROSS PROFIT

Gross profit as a percentage of net sales was 33.3% for the quarter ended April 30, 1996 as compared to 24.5% for the quarter ended April 30, 1995. The increased gross profit margin was due to consolidation of manufacturing facilities during the third quarter of the prior year. This allowed management to reduce costs of manufacturing overhead and personnel, while increasing productive capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expense was $471,923, or 21.8% of revenue, for the quarter ended April 30, 1996. In the quarter ended April 30, 1995, such expenses were $481,777, or 26.6% of revenue. This decrease was primarily attributable to reductions in administrative personnel due to the sale and closing of unprofitable subsidiaries and product lines.

INTEREST EXPENSE

Interest expense decreased $50,248 for the quarter ended April 30, 1996, as compared to the quarter ended April 30, 1995, due primarily to reduction in principal debt to Imperial Bank.

PROVISION FOR INCOME TAXES

No provision for income taxes is necessary due to the Company's federal net operating loss carryforwards in excess of $3,342,000 for federal income tax purposes, and $2,709,000 for state income tax purposes, at January 31, 1996. Such operating loss carryforwards expire from 2008 to 2011.

INCOME FROM DISCONTINUED OPERATIONS

The income from discontinued operations reflect the results from operations of the Company's valve and industrial filters products subsidiaries which were sold or discontinued during the year ended January 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $310,987 and $(1,152,898) as of April 30, 1996 and 1995, respectively. This equates to current ratios of approximately 1.12 and .74 at April 30, 1996 and 1995, respectively.

The Company's debt at April 30, 1996 was $1,714,059 consisting of notes payable to the Company's bank totaling $1,019,197 and notes payable to vendors of $694,862.

Principal under the Company's term loans accrues interest at the bank's prime rate plus 3.5% (11.75% at April 30, 1996) and is secured by accounts receivable, inventories, equipment purchased with the loan proceeds and all other unencumbered assets of the Company.

In addition, the Company has a revolving line of credit with its bank under which it may borrow up to the lesser of $1,200,000 or 65% of eligible accounts receivable. Outstanding balances accrue interest at the bank's prime rate plus 3.5% (11.75% at April 30, 1996). This line is collateralized by the Company's accounts receivable, inventories and a first priority interest in all unencumbered assets. On April 30, 1996, the Company had no outstanding balance under this agreement. Future cash advances under the line are limited in amount by the terms and conditions of the line as expressed above. There are no additional borrowings available under the line of credit.

The terms of the credit agreements contain certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of
current assets to current liabilities and debt to net worth.   Previously, the
Company was in default of various loan covenants. As a result, on May 1, 1995, the Company entered into a stipulation for the immediate appointment of a receiver. The receiver, in concert with the current management, continue to operate the Company.

The Company recently negotiated with the bank to obtain extensions of their credit and term loans until December 31, 1996.

On March 26, 1996, the Company entered into an agreement with an investment banker to raise equity through a private placement offering. The plan is to sell shares of the Company's common stock with a

1,200,000 share minimum, and 2,500,000 share maximum. The purchase price is set at $.80 per share. The Company will be entitled to 90% of the net proceeds, with the remainder being commissions and expenses. The agent is entitled to a 24 month option to purchase 7% of the amount of shares sold, at an exercisable price of $.80 per share. The net proceeds of the offering will be used to reduce bank debt by $500,000, with the remainder for general corporate purposes. The Company plans to register the securities within six months of the closing of the offering. There can be no assurance that this offering can be completed successfully.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

1. Puroflow Incorporated vs. George Solymar. Registrant seeks recovery of $46,000, plus interest from 1989, for conversion of Corporate funds by defendant for personal obligations. George Solymar commenced an action for alleged breach of an oral agreement of employment, alleging oral continuance of a written contract dated back to 1969. There is no merit to the claim, nor do the Registrant's records support the defendant's claim. Both actions have been consolidated for trial. The Receiver has taken over the active pursuit of this litigation, with all discovery completed

2. Joseph B. Jasso and Martha Jasso commenced action against Puroflow Incorporated and all Members of the Board for breach of an employment contract. The Board of Directors authorized the Registrant to cross-claim for breach of fiduciary duties, misfeasance and malfeasance as a former Director and Chief Executive Officer.

3. DSS Company vs. Ultra Dynamics Corporation, a wholly owned subsidiary, for breach of alleged purchase order of $30,000. Ultra Dynamics claims it does not owe plaintiff any sums because the plaintiff changed the terms of the warranty which were not acceptable to the defendant, and the purchase order was not accepted by the defendant. Plaintiff alleges damages of $15,000 in discovery proceedings. Registrant believes that there is no merit to this action, and that it will ultimately be dismissed.

4. Cynthia Meals vs. M. Rowena Willis, et al. represents a civil action commenced in Court of Common Pleas of Chester County, Pennsylvania for unspecified damages resulting from improper maintenance of a treatment system for drinking water. Ultra Dynamics Corporation is included as one of six codefendants as a supplier of the equipment to a codefendant distributor. Ultra Dynamics has filed a cross complaint against all codefendants and plaintiff. Registrant believed that there is absolutely no merit to this action against Ultra, and the action will ultimately be dismissed on motion.

5. Registrant previously reported on Form 10-Q for the quarter ended October 31, 1994, the award of a judgment in favor of Micro-Numerics, Inc. for $34,398.26 plus interest and costs. The Judgment Creditor has made a total levy of $43,939.56 for the unpaid judgment which remains unsatisfied.

6. Imperial Bank commenced an action against Puroflow Incorporated for breach of various loan and security agreements. A Receiver was installed by order of the Los Angeles County Superior Court, and the Receiver remains in control of the Registrant.

7. Tenth and Colorado Associates, Ltd. commenced action against Puroflow Incorporated for unlawful detainer related to Puroflow's occupation of a building located in Santa Monica, California, which previously housed Registrants Airbag and Michigan Dynamics operations. Registrant vacated and

     Plaintiff has attempted to convert the action to a breach of lease action. Registrant believes that it has valid legal defenses to this claim, and that it will ultimately be dismissed.

8. Reliable Metallurgical Processes Inc. commenced an action against Puroflow Corporation and Michigan Dynamics Inc. in September, 1995 in Los Angeles County Superior Court for breach of contract, open account, and anticipatory breach. This action is being vigorously opposed and the Registrant believes it has valid legal defenses to this action, including damages for failure to properly perform the alleged Contract, ultra vires acts in consummation of original Agreement, and breach of fiduciary obligation by a former Director and Officer of Registrant who were also Officers and Directors of the Plaintiff.

9. Jerome Pearlman d.b.a. J&F Enterprises, a former Director of the Registrant, commenced an action in the Los Angeles County Supreme Court, for breach of an alleged promissory note. The Registrant will vigorously defend by filing a cross-complaint against Plaintiff for breach of fiduciary duty and constructive trust, seeking a return of all funds paid to Plaintiff plus interest.

10. J&F Management, Inc., controlled by Jerome Pearlman, a former Director of the Registrant, commenced an action in Municipal Court of Santa Monica Judicial District against the Registrant, and the Court appointed Receiver for possession and conversion of personal property. Defendants have vigorously defended the action by filing a motion to disqualify Plaintiff's Counsel, a demurrer to the complaint, and a cross-complaint seeking recision of the contract and restitution to Defendant of all funds paid to the Plaintiff pursuant to contract for a breach of Pearlman's fiduciary duties to the Registrant.

11. Memtec America Corporation obtained a confession of judgment from the Circuit Court for Baltimore County, Maryland, on December 19, 1995, against the Company for approximately $220,000, based upon the execution of a promissory note by a former CEO of Puroflow. The judgment was obtained without due notice to the Company. The Receiver has retained Counsel in Baltimore, Maryland, for the purpose of setting aside the confession of Judgment, and to assert a number of counter-claims against Memtec, in the event the Court permits the reopening of the Order, and setting aside of the Judgment.

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

          None.





                                    SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.


                                             PUROFLOW INCORPORATED



May 14, 1996                           By:   /s/  Michael H. Figoff
                                             ------------------------------
                                             Michael H. Figoff
                                             President