Form 10-Q
period 1996-07-31
PUROFLOW INC
filed 1996-08-29
CIK 100591

                                                                  Conformed copy


                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED JULY 31, 1996              COMMISSION FILE NUMBER 0-5622
- --------------------------------------------------------------------------------

                                PUROFLOW INCORPORATED
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                   DELAWARE                           13-1947195
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer
              or organization)                   identification No.)

16559 SATICOY STREET, VAN NUYS, CALIFORNIA            91406-1739
- --------------------------------------------------------------------------------
         (Address of executive offices)               (ZIP Code)

      Registrant's telephone number, including area code:   (818) 756-1388

             Securities registered pursuant to Section 12(g) of the Act:



                   Common Stock                  Shares outstanding
         COMMON STOCK, $.01 PAR VALUE                 7,108,521
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

ITEM 1. FINANCIAL INFORMATION

                                PUROFLOW INCORPORATED
                             Consolidated balance sheets
                                     (Unaudited)

                                                             July 31,         January 31,
                                                                 1996                1996
- -----------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
    Cash                                                $   1,076,586        $        -
    Trade accounts receivable, net of allowance for
         doubtful accounts of $150,000 at July 31, 1996,
         and $140,000 at January 31, 1996.                  1,265,102           1,548,495
    Inventories                                             1,328,354           1,239,467
    Note receivable, current portion                           47,370              43,831
    Prepaid expenses and other current assets                  64,945              33,700
- -----------------------------------------------------------------------------------------------
         Current assets                                     3,782,357           2,865,493
- -----------------------------------------------------------------------------------------------

PLANT & EQUIPMENT
    Machinery & equipment                                   2,932,011           2,900,343
    Tooling & dies                                            253,921             253,921
- -----------------------------------------------------------------------------------------------
         Plant & equipment at cost                          3,185,932           3,154,264
    Less: accumulated depreciation                         (2,306,127)         (2,134,836)
- -----------------------------------------------------------------------------------------------
         Net plant & equipment                                879,805           1,019,428
- -----------------------------------------------------------------------------------------------

OTHER ASSETS
    Note receivable                                            16,703              60,276
    Other assets                                               16,750              16,750

- -----------------------------------------------------------------------------------------------
         TOTAL ASSETS                                   $   4,695,615       $   3,961,947
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Bank overdraft                                      $         -         $      59,363
    Current portion - long term debt                          884,735           1,763,681
    Line of credit                                                                235,857
    Accounts payable                                          417,361             582,393
    Accrued expenses                                          132,908             237,472
- -----------------------------------------------------------------------------------------------
         Current liabilities                                1,435,004           2,878,766
- -----------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per share
         Authorized, 500,000 shares; issued, none.
    Common stock, par value $.01 per share.
         Authorized, 12,000,000 shares; Outstanding
         7,108,521 shares at July 31, 1996 and
         4,578,521 shares at January 31, 1996.                430,579             405,279
    Additional paid-in capital                              4,977,727           3,230,127
    Accumulated deficit                                    (2,147,695)         (2,552,225)
- -----------------------------------------------------------------------------------------------
         Total stockholders' equity                         3,260,611           1,083,181
- -----------------------------------------------------------------------------------------------

         TOTAL LIABILITIES & STOCKHOLDERS' EQUITY       $   4,695,615       $   3,961,947
- -----------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

                                PUROFLOW INCORPORATED
                         Consolidated statements of operation
                                     (Unaudited)

                                                         Three months ended                        Six months ended
                                                             July 31,                                  July 31,
                                                    1996                1995                 1996               1995
- ---------------------------------------------------------------------------------------------------------------------------

Net revenue                                      $2,008,911          $2,669,166          $4,175,619         $ 4,481,629
Cost of goods sold                                1,347,894           1,757,709           2,793,115           3,126,959

- ---------------------------------------------------------------------------------------------------------------------------
    Gross profit                                    661,017             911,457           1,382,504           1,354,670

Selling, general
    and administrative expense                      443,024             461,545             914,947             943,322

- ---------------------------------------------------------------------------------------------------------------------------
    Operating income                                217,993             449,912             467,557             411,348

Interest expense                                     26,925              71,281              63,027             157,631

- ---------------------------------------------------------------------------------------------------------------------------
    Income from continuing
         operations before taxes                    191,068             378,631             404,530             253,717

Provision for income taxes

- ---------------------------------------------------------------------------------------------------------------------------
    Income from continuing operations               191,068             378,631             404,530             253,717

Loss from discontinued operations                       -               (91,217)                                 (7,443)

- ---------------------------------------------------------------------------------------------------------------------------
         NET INCOME                              $  191,068          $  287,414          $  404,530         $   246,274
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------

Net income (loss) per common share:

    Continuing operations                        $     0.04          $     0.08          $     0.09         $      0.06
    Discontinued operations                                               (0.02)                                    -

- ---------------------------------------------------------------------------------------------------------------------------
Primary earnings per share                       $     0.04          $     0.06          $     0.09         $      0.06
- ---------------------------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------------------------


Weighted average number of shares                 4,771,021           4,578,521           4,675,829           4,578,521


        See accompanying notes to the consolidated financial statements.

                                PUROFLOW INCORPORATED
                        Consolidated statements of cash flows
                                     (Unaudited)


FOR THE SIX MONTHS ENDED JULY 31,                                               1996           1995
- -----------------------------------------------------------------------------------------------------
CASH AT BEGINNING OF PERIOD                                               $      -         $ 74,441

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                               404,530        246,274
    Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                       171,291        191,623
         Provision for losses on accounts receivable                          10,000         31,700
    Changes in operating assets and liabilities:
         Accounts receivable                                                 273,393       (414,661)
         Inventories                                                         (88,887)          (785)
         Prepaid expenses and other current assets                           (31,245)        85,175
         Accounts payable                                                   (165,032)       299,994
         Accrued expenses                                                   (104,564)        (5,542)
- -----------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                      469,486        433,778
- -----------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                      (31,668)       (63,679)
    Proceeds from sale of assets                                                            375,190
    Payments received on notes receivable                                     40,034         42,563
- -----------------------------------------------------------------------------------------------------
              Net cash provided by investing activities                        8,366        354,074
- -----------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                           (59,363)
    Net repayment under line of credit                                      (235,857)      (126,957)
    Principal payments on long-term debt                                    (878,946)      (719,849)
    Advances to officers and employees                                                         (900)
    Proceeds from sale of common stock                                     1,772,900
- -----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                          598,734       (847,706)
- -----------------------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                            1,076,586        (59,854)

- -----------------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                                     $1,076,586       $ 14,587
- -----------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------

        See accompanying notes to the consolidated financial statements.

                                PUROFLOW INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                  JULY 31, 1996, JANUARY 31, 1996, AND JULY 31, 1995


NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

    Puroflow Incorporated was organized on May 15, 1961 under the laws of the State of Delaware. Puroflow Incorporated, and its wholly owned subsidiaries (together referred herein as the "Company") specializes primarily in designing and manufacturing automotive airbag filters and high performance filters. The Company is located in Van Nuys, California, and does business with customers throughout the world, most of which are located in the United States.

    The information presented for the three months, and six months, ended July 31, 1996 and 1995 has not been audited by independent accountants, but includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

    The loss from discontinued operations for the three and six months ended July 31, 1995, reflect the results from operations of the Company's water purification products subsidiary which was sold on November 9, 1994, and the Company's valve products subsidiary which was sold on June 15, 1995.

    The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 31, 1996 Annual Report on Form 10-K.

    The results of operations for the three months ended July 31, 1996 are not necessarily indicative of the results to be expected for the year ended January 31, 1997.


NOTE 2 - INVENTORIES

    Inventories consist of the following:
                                                             July 31, 1996              January 31, 1996
                                                         --------------------------------------------------
         Raw materials and purchased parts                        $664,795                      $757,921
         Work in process                                           249,882                       235,404
         Finished goods and assemblies                             413,677                       246,142
                                                         --------------------------------------------------
         Totals                                                 $1,328,354                    $1,239,467
                                                         --------------------------------------------------
                                                         --------------------------------------------------

NOTE 3 - STOCKHOLDERS EQUITY

    On March 26, 1996, the Company entered into an agreement with an investment banker to raise equity through a private placement offering. On July 24, 1996, such offering was completed. The Company sold 2,530,000 shares of common stock and received $1,772,900 of net proceeds, including $1,300 of interest. Additionally, $50,000 is being held in escrow, pending registration of the common shares sold. The purchase price of the common stock was $.80 per share. From the gross proceeds, the underwriter received $202,400 as a fee. The underwriter also received a 24 month option to purchase 177,100 common shares, at a price of $.80 per share. Proceeds received by the Company have and will be used to retire bank debt and other pre-Receiver debt. The Company is obligated to register the securities within six months of the closing date of the offering.

NOTE 4 - NET INCOME PER SHARE

    The computation of net income (loss) per common share is based on the weighted average number of shares outstanding, including the effect of common stock equivalents (common stock options) when dilutive.

NOTE 5 - SUBSEQUENT EVENTS

    On August 13, 1996, all remaining bank debt owed by the Company was repaid. On August 22, 1996, the Receivership Estate was terminated by order of the Superior Court of the State of California and control of the Company was returned to the Board of Directors and Management.

    Additionally, the Company quit its former bank and entered a new banking relationship. The Company has obtained a new $750,000 revolving credit line. This credit line will bear interest at the rate of prime plus 1.5% and be secured, primarily, by the Company's accounts receivable and inventories. The Company also obtained a $300,000, non-revolving, equipment acquisition credit line, which will bear interest at the rate of prime plus 1.75% and be secured by all of the Company's assets. Both of these loans will be cross-collateralized. The terms of these loan agreements contain certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's principal products consist of high performance filters and automotive airbag filters. The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for the three months and six months ended July 31, 1996 and 1995.

                                                   Three months         Six months
                                                   ended July 31,      ended July 31,
                                                    1996        1995    1996        1995
                                               ------------------------------------------
Net sales                                         100.0%     100.0%   100.0%     100.0%
Cost and expenses:
    Cost of goods sold                             67.1%      65.9%    66.9%      69.8%
    Selling, general and administrative            22.1%      17.3%    21.9%      21.0%
    Interest                                        1.3%       2.7%     1.5%       3.5%
                                               ------------------------------------------
Continuing income                                   9.5%      14.2%     9.7%       5.7%
Discontinued income                                          (3.4)%              (0.2)%
                                               ------------------------------------------
Net income                                          9.5%      10.8%     9.7%       5.5%
                                               ------------------------------------------
                                               ------------------------------------------

Comparison of the three and six months ended July 31, 1996 and 1995.

NET SALES

A comparison of the product groups is presented below:



                                                Three months                    Six months
                                                ended July 31,                 ended July 31,
         Product line                        1996           1995           1996           1995
      -------------------------------------------------------------------------------------------
         Government and Aerospace
              Filtration Products      $1,266,619     $1,385,458     $2,534,217     $2,296,378
         Airbag                           742,292      1,283,708      1,641,402      2,185,251
                                       ----------------------------------------------------------
         Total net sales               $2,008,911     $2,669,166     $4,175,619     $4,481,629
                                       ----------------------------------------------------------
                                       ----------------------------------------------------------

Net sales of Government and Aerospace Filtration Products decreased by 9% compared to the quarter ended July 31, 1995. This revenue decrease was due to delays in parts qualification within the Company's PMA program. For the six months ended July 31, 1996, such revenue increased 10.4% over the prior year six month period. This is due to strong first quarter sales increases from new PMA program parts that have been qualified.

Net sales of the airbag product line decreased by 42.2% compared to the quarter ended July 31, 1995. Current quarter revenues of the airbag product line were affected by automotive product line changeovers, reduction of inventories by downline automotive suppliers, and softening of demand. For the six months ended July 31, 1996, such revenue decreased 24.9% compared to the prior year six month period. The dollar amount of this decrease is virtually entirely due to the current three month period sales decline.

COST OF SALES/GROSS PROFIT

Gross profit as a percentage of net sales was 32.9% and 33.1% for the three months and six months ended July 31, 1996, as compared to 34.1% and 30.2% for the three months and six months ended July 31, 1995. Gross profit percentage for the current quarter as compared to the prior quarter has decreased primarily due to product mix changes. The increased gross profit margin for the six month period is due to consolidation of manufacturing facilities during the third quarter of the prior year. This allowed management to reduce costs of manufacturing overhead and personnel, while increasing productive capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $443,024 and $461,545 for the three months ended July 31, 1996 and 1995, or 22.1% and 17.3% of revenue, respectively. For the six months ended July 31, 1996, and 1995, such expenses were $914,947 and $943,322, or 21.9% and 21.0% of revenue, respectively. Increases were primarily attributable to legal settlements and professional fees.

INTEREST EXPENSE

Interest expense decreased by $44,356 and $94,604 for the three months and six months ended July 31, 1996, as compared to 1995, due to reduction in interest bearing debt.

PROVISION FOR INCOME TAXES

No provision for income taxes is necessary due to the Company's federal net operating loss carryforwards in excess of $3,342,000 for federal income tax purposes, and $2,709,000 for California state income tax purposes, at January 31, 1996. Such operating loss carryforwards expire from 2008 to 2011.

LOSS FROM DISCONTINUED OPERATIONS

The loss from discontinued operations for the three and six months ended July 31, 1995, reflect the results from operations of the Company's water purification products subsidiary which was sold on November 9, 1994, and the Company's valve products subsidiary which was sold on June 15, 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $2,347,353 and $(726,292) as of July 31, 1996 and 1995, respectively. This provides for current ratios of approximately 2.64 and .82 at July 31, 1996 and 1995, respectively.

The Company's debt at July 31, 1996 was $884,735 consisting of notes payable to the Company's former bank totaling $459,197 and notes payable to vendors of $425,538.

On March 26, 1996, the Company entered into an agreement with an investment banker to raise equity through a private placement offering. On July 24, 1996, the offering was completed. The Company sold 2,530,000 shares of common stock and received $1,772,900 of net proceeds, including $1,300 of interest. Additionally, $50,000 is being held in escrow, pending registration of the common shares sold. The purchase price of the common stock was $.80 per share. From the gross proceeds, the underwriter received $202,400 as a fee. The underwriter also received a 24 month option to purchase 7% of the amount of shares sold, at an exercisable price of $.80 per share. Proceeds received by the Company will be used to retire bank debt and other pre-Receiver debt. The Company is obligated to register the securities within six months of the closing date of the offering.

On August 13, 1996, all remaining bank debt owed by the Company was repaid. On August 22, 1996, the Receivership Estate was terminated by order of the Superior Court of the State of California and control of the Company was returned to the Board of Directors and Management.

Additionally, the Company quit its former bank and entered a new banking relationship. The Company has obtained a new $750,000 revolving credit line. This credit line will bear interest at the rate of prime plus 1.5% and be secured, primarily, by the Company's accounts receivable and inventories. The Company also obtained a $300,000, non-revolving, equipment acquisition credit line, which will bear interest at the rate of prime plus 1.75% and be secured by all of the Company's assets. Both of these loans will be cross-collateralized. The terms of these loan agreements contain certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth.

PART ll -     OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1. A judgment was obtained by DSS Company against Ultra Dynamics Corporation, a former subsidiary, in the amount of $16,087.50.

2. Cynthia Meals vs. M. Rowena Willis, et al. represents a civil action commenced in Court of Common Pleas of Chester County, Pennsylvania for unspecified damages resulting from improper maintenance of a treatment system for drinking water. Ultra Dynamics Corporation is included as one of six codefendants as a supplier of the equipment to a codefendant distributor. Ultra Dynamics has filed a cross complaint against all codefendants and plaintiff. Registrant believed that there is absolutely no merit to this action against Ultra, and the action will ultimately be dismissed on motion.

3. The Receivership Estate, which had been a result of the action brought by Imperial Bank against the Registrant, was terminated by order of the Superior Court of the State of California and control of the Company was returned to the Board of Directors and Management as of August 22, 1996.

4. Tenth and Colorado Associates, Ltd. commenced action against Puroflow Incorporated for unlawful detainer related to Puroflow's occupation of a building located in Santa Monica, California, which previously housed Registrants Airbag and Michigan Dynamics operations. Registrant vacated and Plaintiff has attempted to convert the action to a breach of lease action. Registrant believes that it has valid legal defenses to this claim, and that it will ultimately be dismissed.

5. Reliable Metallurgical Processes Inc. commenced an action against Puroflow Corporation and Michigan Dynamics Inc. in September, 1995 in Los Angeles County Superior Court for breach of contract, open account, and anticipatory breach. This action is being vigorously opposed and the Registrant has filed a cross-complaint alleging for failure to properly perform the alleged Contract, ultra vires acts in consummation of original Agreement, and breach of fiduciary obligation by a former Director and Officer of Registrant who were also Officers and Directors of the Plaintiff.

6. Jerome Pearlman d.b.a. J&F Enterprises, a former Director of the Registrant, commenced an action in the Los Angeles County Supreme Court, for breach of an alleged promissory note. The Registrant will vigorously defend by filing a cross-complaint against Plaintiff for breach of fiduciary duty and constructive trust, seeking a return of all funds paid to Plaintiff plus interest.

7. J&F Management, Inc., controlled by Jerome Pearlman, a former Director of the Registrant, commenced an action in Municipal Court of Santa Monica Judicial District against the Registrant, and the Court appointed Receiver for possession and conversion of personal property. Defendants have vigorously defended the action by filing a motion to disqualify Plaintiff's Counsel, a demurrer to the complaint, and a cross-complaint seeking recision of the contract and restitution to Defendant of all funds paid to the Plaintiff pursuant to contract for a breach of Pearlman's fiduciary duties to the Registrant.

8. The confession of judgment obtained by Memtec America Corporation against the Registrant on December 19, 1995, previously reported on Form 10-K for the fiscal year ended January 31, 1996, was vacated by order of the Circuit Court for Baltimore County on June 24, 1996. The Registrant filed an amended counter-claim and third party complaint on August 12, 1996 against Memtec and four former employees of the Registrant now employed by Memtec. The counter-claim contains many allegations against Memtec and the four former employees and seeks substantial compensatory and punitive damages against Memtec and against Joseph B. Jasso and Michael V. Perry, former Puroflow President & CEO and Plant Manager, respectively.

9. The action against the Registrant by George Solymar, former President & CEO of the Registrant was dismissed on July 12, 1996.

10. The action commenced by Joseph B. Jasso and Martha Jasso against the Registrant and Board Members was withdrawn by the plaintiff on August 5, 1996.


The Company is not a party to any other material pending suits of legal actions, and is not aware of any material claims that are threatened.

ITEM 2.  CHANGES IN SECURITIES

         On July 24, 1996, the Registrant sold 2,530,000 shares of its common stock. Additionally, a twenty-four month option to purchase 177,100 shares of its common stock was granted to the underwriter of such common share issue.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual shareholders meeting was held on July 11, 1996, in Van Nuys, California. At the meeting 3,358,905 shares, representing 73.2% of outstanding shares, were voted. The following propositions were voted upon:

                    Reelection of the current board of directors.
                                FOR:   3,332,461 votes


                       Reappointment of the Company's auditors.
                                FOR:   3,253,096 votes

                   There were no other matters brought for a vote.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         On July 12, 1996, the Company filed a Form 8-K reporting that on June 24, 1996, Registrant was successful in vacating a Confession of Judgment obtained by Memtec America Corporation ("Memtec") in the Circuit Court for Baltimore County, State of Maryland. On July 15, 1966, Registrant filed its answer and counter-claim against Memtec alleging misappropriation of Puroflow's trade secrets and confidential and proprietary information; unfair competition; and tortious interference with Puroflow's contractual and economic relations.

         Further, on the 8-K filed on July 12, 1996, it was reported that in the Superior Court of California, County of Los Angeles, the Registrant obtained a directed verdict against George Solymar, former President and C.E.O., dismissed his alleged allegations of wrongful discharge of his lifetime employment contract, and recovery of $46,000 of conversion of funds. The parties stipulated to a termination of all further litigation between plaintiff and defendant.

         On July 18, 1996, the Company filed a Form 8-K reporting the issuance of 2,530,000 shares of common stock, for an aggregate sum of $2,024,000, through Toluca Pacific Securities Corporation, as placement agent.

         On August 23, 1996, the Company filed a Form 8-K reporting that the Receivership Estate was terminated by order of the Superior Court of the State of California and control of the Registrant was returned to the Board of Directors and Management as of August 22, 1996.


                                      SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.

                                  PUROFLOW INCORPORATED

August 26, 1996              By:  /s/  Michael H. Figoff
                                  ---------------------------------------------
                                  Michael H. Figoff
                                  President