Form 10-Q
period 1996-10-31
PUROFLOW INC
filed 1996-12-13
CIK 100591

                                                           Conformed copy

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended October 31, 1996            Commission File Number 0-5622
-------------------------------------------------------------------------------

                            PUROFLOW INCORPORATED
-------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


              DELAWARE                                 13-1947195
-------------------------------------------------------------------------------
  (State or other jurisdicition of        (I.R.S. Employer identification No.)
  incorporation or organization)

16559 Saticoy Street, Van Nuys, California               91406-1739
-------------------------------------------------------------------------------
    (Address of executive offices)                       (ZIP Code)

       Registrant's telephone number, including area code: (818) 756-1388

        Securities registered pursuant to Section 12(g) of the Act:

          Common Stock                             Shares outstanding
   Common Stock, $.01 Par Value                        7,108,521
-------------------------------------------------------------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes /X/   No / /

ITEM 1. FINANCIAL INFORMATION

                              PUROFLOW INCORPORATED
                            CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                 October 31,       January 31,
                                                    1996              1996
                                                 -----------       -----------
ASSETS

CURRENT ASSETS
 Cash                                           $   163,799        $        --
 Trade accounts receivable, net of allowance
  for doubtful accounts of $49,504 at
  October 31, 1996, and $140,000 at
  January 31, 1996                                1,486,266          1,548,495
 Inventories                                      1,371,651          1,239,467
 Note receivable, current portion                    48,384             43,831
 Prepaid expenses and other current assets           74,199             33,700
                                                 ----------         ----------
    Current assets                                3,154,299          2,865,493
                                                 ----------         ----------

PLANT & EQUIPMENT
 Machinery & equipment                            3,069,089          2,900,343
 Tooling & dies                                     253,921            253,921
                                                 ----------         ----------
    Plan & equipment at cost                      3,323,010          3,154,264
 Less; accumulated depreciation                  (2,371,173)        (2,134,836)
                                                 ----------         ----------
    Net plant & equipment                           851,837          1,019,428
                                                 ----------         ----------

OTHER ASSETS
 Note receivable                                      4,220             80,276
 Other assets                                        16,750             16,750
                                                 ----------         ----------
    TOTAL ASSETS                                $ 4,127,108        $ 3,961,947
                                                 ----------         ----------
                                                 ----------         ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Bank overdraft                                                    $    59,363
 Current portion - long term debt                                    1,763,881
 Line of credit                                                        235,857
 Accounts payable                               $   676,263            582,393
 Accrued expenses                                   171,629            237,472
                                                 ----------         ----------
    Current liabilities                             847,892          2,878,766
                                                 ----------         ----------

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share
    Authorized, 500,000 shares; issued, none
 Common stock, par value $.01 per share
    Authorized, 12,000,000 shares; Outstanding
    7,108,521 shares at October 31, 1996 and
    4,578,521 shares at January 31, 1996           430,579             405,279
 Additional paid-in capital                      4,877,727           3,230,127
 Accumulated deficit                            (2,129,092)         (2,552,225)
                                                 ----------         ----------
    Total stockholders' equity                   3,279,214           1,083,181
                                                 ----------         ----------

    TOTAL LIABILITIES & STOCKHOLDERS' EQUITY   $ 4,127,106         $ 3,961,947
                                                 ----------         ----------
                                                 ----------         ----------

         See accompanying notes to the consolidated financial statements.

                                    PUROFLOW INCORPORATED
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                             THREE MONTHS ENDED         NINE MONTHS ENDED
                                OCTOBER 31,                OCTOBER 31,
                           -----------------------   -----------------------
                              1996         1995         1996         1995
                           ----------   ----------   ----------   ----------
Net revenue                $1,940,859   $2,471,605   $6,116,478   $6,953,234
Cost of goods sold          1,392,384    1,740,438    4,185,499    4,867,397
                           ----------   ----------   ----------   ----------
  Gross profit                548,475      731,167    1,930,979    2,085,837

Selling, general
  and administrative
  expense                     323,041      290,188    1,042,698    1,193,330
                           ----------   ----------   ----------   ----------
  Operating income            225,434      440,979      888,281      892,507

Other income (expense)          6,042          845        6,042       (1,677)
Interest expense               (8,380)     (77,306)     (71,407)    (232,414)
Nonrecurring expenses        (198,893)     (97,557)    (394,183)    (137,737)
                           ----------   ----------   ----------   ----------
  Income from continuing
   operations before taxes     24,203      266,961      428,733      520,679

Provision for income taxes      5,600                     5,600
                           ----------   ----------   ----------   ----------
NET INCOME                 $   18,603   $  266,961   $  423,133   $  520,679
                           ----------   ----------   ----------   ----------
                           ----------   ----------   ----------   ----------
PRIMARY EARNINGS PER
  SHARE                    $       --   $     0.06   $     0.08   $     0.11

Weighted average number
  of shares                 7,108,521    4,578,521    5,428,010    4,578,521








       See accompanying notes to the consolidated financial statements.

                                    PUROFLOW INCORPORATED
                           CONSOLIDATED STATEMENTS CASH FLOWS
                                       (UNAUDITED)


FOR THE NINE MONTHS ENDED OCTOBER 31,                    1996        1995
-------------------------------------                 ---------  -----------

CASH AT BEGINNING OF PERIOD                            $     --   $   74,441

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                            423,133      520,679
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                       236,337      305,758
    Provision for losses on accounts receivable         (20,000)      80,788
    Loss on sale of plant and equipment                                3,468

  Changes in operating assets and liabilities:
    Accounts receivable                                  72,229     (293,455)
    Inventories                                        (132,184)     327,242
    Prepaid expenses and other current assets           (40,499)      67,744
    Accounts payable                                     93,870      266,356
    Accrued expenses                                    (65,843)         956
    Other assets                                                      47,659
                                                      ---------  -----------
     Net cash provided by operating activities          567,043    1,327,195
                                                      ---------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                  (168,746)     (61,714)
  Proceeds from sale of assets                                        13,400
  Payments received on notes receivable                  51,503
                                                      ---------  -----------
    Net cash used in investing activities              (117,243)     (48,314)
                                                      ---------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                        (59,363)
  Net repayment under line of credit                   (235,857)    (519,010)
  Principal payments on long-term debt               (1,763,681)    (797,135)
  Advances to officers and employees                                    (179)
  Proceeds from sale of common stock                  1,772,900
                                                      ---------  -----------
    Net cash used in financing activities              (286,001)  (1,316,324)
                                                      ---------  -----------

NET INCREASE (DECREASE) IN CASH                         163,799      (37,443)
                                                      ---------  -----------

CASH AT END OF PERIOD                                 $ 163,799  $    36,998
                                                      ---------  -----------
                                                      ---------  -----------




       See accompanying notes to the consolidated financial statements.

                                PUROFLOW INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
              OCTOBER 31, 1996, JANUARY 31, 1996, AND OCTOBER 31, 1995

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

     The information presented for the three months, and nine months, ended October 31, 1996 and 1995 includes all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for such periods.

     The consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's January 31, 1996 Annual Report on Form 10-K.

     The results of operations for the three months ended October 31, 1996 are not necessarily indicative of the results to be expected for the year ended January 31, 1997.

NOTE 2 - INVENTORIES

     Inventories consist of the following:

                                         October 31, 1996     January 31, 1996
                                         -------------------------------------

    Raw materials and purchased parts     $  696,766            $  757,921
    Work in process                          266,432               235,404
    Finished goods and assemblies            408,453               246,142
                                         -------------------------------------
       Totals                             $1,371,651            $1,239,467
                                         -------------------------------------
                                         -------------------------------------

NOTE 3 - STOCKHOLDERS EQUITY

     On March 26, 1996, the Company entered into an agreement with an investment banker to raise equity through a private placement offering. On July 24, 1996, such offering was completed. The Company sold 2,530,000 shares of common stock and received $1,772,900 of net proceeds, including $1,300 of interest. Additionally, $50,000 is being held in escrow, pending registration of the common shares sold. The purchase price of the common stock was $.80 per share. From the gross proceeds, the underwriter received $202,400 as a fee. The underwriter also received a 24 month option to purchase 177,100 common shares, at a price of $.80 per share. Proceeds received by the Company have and will be used to retire bank debt and other pre-Receiver debt. The Company is obligated to register the securities within nine months of the closing date of the offering.

NOTE 4 - NET INCOME PER SHARE

     The computation of net income (loss) per common share is based on the weighted average number of shares outstanding, including the effect of common stock equivalents (common stock options) when dilutive.

NOTE 5 - CESSATION OF RECEIVERSHIP

     On August 13, 1996, all bank debt owed by the Company was repaid. On August 22, 1996, the Receivership Estate was terminated by order of the Superior Court of the State of California and control of the Company was returned to the Board of Directors and Management.

     Additionally, the Company entered a new banking relationship. The Company obtained a $750,000 revolving credit line. This credit line bears interest at the rate of prime plus 1.5%, per annum, and is secured, primarily, by the Company's accounts receivable and inventories. The Company also obtained a $300,000, non-revolving, equipment acquisition credit line, which bears interest at the rate of prime plus 1.75%, per annum, and is secured by all of the Company's assets. Both of these loans are cross-collateralized. The terms of these loan agreements contain certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth.

NOTE 6 - NONRECURRING EXPENSES

     Nonrecurring expenses are comprised of a one-time legal fee of $89,834 charged by the Company's former bank during August, 1996, and the monthly administrative fees charged by the Receiver during the receivership period. The Receivership Estate began on May 1, 1995 and ended on August 22, 1996. See also Note 5.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company's principal products consist of high performance filters and automotive airbag filters. The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for the three months and nine months ended October 31, 1996 and 1995.


                                  Three months          Nine months
                                 ended October 31,    ended October 31,
                                  1996      1995       1996      1995
     ------------------------------------------------------------------
      Net sales                  100.0%    100.0%     100.0%    100.0%
      Cost and expenses:
        Cost of goods sold        71.7%     70.4%      68.4%     70.0%
        Selling, general and
          administrative          16.6%     11.7%      17.1%     17.2%
        Other income (expense)     0.3%                 0.1%
        Interest expense         (0.4)%    (3.1)%     (1.2)%    (3.3)%
        Nonrecurring expenses   (10.3)%    (4.0)%     (6.4)%    (2.0)%
        Provision for income
          taxes                    0.3%      0.0%       0.1%      0.0%
                                ---------------------------------------
      Net income                   1.0%     10.8%       6.9%      7.5%
                                ---------------------------------------
                                ---------------------------------------

Comparison of the three and nine months ended October 31, 1996 and 1995.

NET SALES

A comparison of the product groups is presented below:

                                    Three months              Nine months
                                   ended October 31,        ended October 31,
     Product line                  1996        1995         1996       1995
     -------------------------------------------------------------------------
     Government and Aerospace
       Filtration Products      $  955,762  $1,470,818  $3,489,980  $3,767,197
     Airbag                        985,097   1,000,787   2,626,498   3,186,037
                                ----------------------------------------------
     Total net revenue          $1,940,859  $2,471,605  $6,116,478  $6,953,234
                                ----------------------------------------------
                                ----------------------------------------------

Net sales of Government and Aerospace Filtration Products decreased by 35.0% compared to the quarter ended October 31, 1995. For the nine months ended October 31, 1996, such revenue decreased 7.4% over the prior year nine month period. The Company's marketing effort has been minimal during the receivership period. Additionally, the Company's business has been changing from a high amount of government and aerospace to one of PMA parts. PMA parts are contracted out over a period of up to five years into the future. The combined effect of these trends has effected the current quarter. The backlog of Government and Aerospace Filtration Products was $4,500,000 on October 31, 1996 as compared to $2,989,000 on October 31, 1995.

Net sales of the airbag product line decreased by 1.6% compared to the quarter ended October 31, 1995. Current quarter revenues of the airbag product line were affected by price concessions demanded by the automotive parts suppliers offset by higher units produced. For the nine months ended October 31, 1996, such revenue decreased 17.6% compared to the prior year nine month period. The dollar amount of this decrease was due to second quarter product line changeovers and softening of demand.

COST OF SALES/GROSS PROFIT

Gross profit as a percentage of net sales was 28.3% and 29.6% for the three months ended October 31, 1995 and 1996, respectively, as compared to 31.6% and 30.0% for the nine months ended October 31, 1995 and 1996, respectively. Gross profit percentage for the current quarter as compared to the prior quarter has changed minimally with efficiency gains being offset by airbag price concession. The increased gross profit margin for the nine month period is due to consolidation of manufacturing facilities during the third quarter of the prior year. This allowed management to reduce costs of manufacturing overhead and personnel, while increasing productive capacity.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

Selling, general and administrative expenses were $323,041 and $290,188 for the three months ended October 31, 1996 and 1995, or 16.6% and 11.7% of revenue, respectively. For the nine months ended October 31, 1996, and 1995, such expenses were $1,042,698 and $1,193,330, or 17.0% and 17.2% of revenue, respectively. Increases were primarily attributable to legal settlements.

INTEREST EXPENSE

Interest expense decreased by $68,926 and $161,007 for the three months and nine months ended October 31, 1996, as compared to 1995, due to reductions in interest bearing debt.

PROVISION FOR INCOME TAXES

A provision for income taxes of $5,600 for minimum franchise taxes to the state of California was recorded. No additional provision is necessary due to the Company's federal net operating loss carryforwards in excess of $3,342,000 for federal income tax purposes, and $2,709,000 for California state income tax purposes, at January 31, 1996. Such operating loss carryforwards expire from 2008 to 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital was $2,306,407 and $(360,116) as of October 31, 1996 and 1995, respectively. This provides for current ratios of approximately 3.72 and .89 at October 31, 1996 and 1995, respectively.

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

On August 13, 1996, all bank debt owed by the Company was repaid. On August 22, 1996, the Receivership Estate was terminated by order of the Superior Court of the State of California and control of the Company was returned to the Board of Directors and Management.

Additionally, the Company entered a new banking relationship. The Company obtained a $750,000 revolving credit line. This credit line bears interest at the rate of prime plus 1.5%, per annum, and is secured, primarily, by the Company's accounts receivable and inventories. The Company also obtained a $300,000, non-revolving, equipment acquisition credit line, which bears interest at the rate of prime plus 1.75%, per annum, and is secured by all of the Company's assets. Both of these loans are cross-collateralized. The terms of these loan agreements contain certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth.

PART II - OTHER INFORMATION

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

4. Jerome Pearlman d.b.a J&F Enterprises, a former Director of the Registrant, commenced an action in the Los Angeles County Supreme Court, for breach of an alleged promissory note. The Registrant will vigorously defend by filing a cross-complaint against Plaintiff for breach of fiduciary duty and constructive trust, seeking a return of all funds paid to Plaintiff plus interest.

5. J&F Management, Inc., controlled by Jerome Pearlman, a former
   Director of the Registrant, commenced an action in Municipal Court of Santa Monica Judicial District against the Registrant, and the Court appointed Receiver for possession and conversion of personal property. Defendants have vigorously defended the action by filing a motion to disqualify Plaintiff's Counsel, a demurrer to the complaint, and a cross-complaint seeking recision of the contract and restitution to Defendant of all funds paid to the Plaintiff pursuant to contract for a breach of Pearlman's fiduciary duties to the Registrant.

6. The confession of judgment obtained by Memtec America Corporation against the Registrant on December 19, 1995, previously reported on Form 10-K for the fiscal year ended January 31, 1996, was vacated by order of the Circuit Court for Baltimore County on June 24, 1996.
   The Registrant filed an amended counter-claim and third party complaint on August 12, 1996 against Memtec and four former employees of the Registrant now employed by Memtec. The counter-claim contains many allegations against Memtec and the four former employees and seeks substantial compensatory and punitive damages against Memtec and against Joseph B. Jasso and Michael V. Perry, former Puroflow President &
   CEO and Plant Manager, respectively.

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

                                               PUROFLOW INCORPORATED

December 13, 1996                              By: /s/ Michael H. Figoff
                                                  -----------------------
                                                  Michael H. Figoff
                                                  President