Form 10-K405/A
period 1996-01-31
PUROFLOW INC
filed 1997-02-27
CIK 100591

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-K/A

                                    AMENDMENT NO. 1

         ( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                                          OR
         (   )     TRANSITION REPORT PURSUANT TO SECTION 14 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                             For the transition period from         to



For the fiscal year ended January 31, 1996           Commission File No. 0-5622


                                 PUROFLOW INCORPORATED
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)




         DELAWARE                                     13-1947195
----------------------------------          -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


16559 Saticoy Street, Van Nuys, California               91406
------------------------------------------  -----------------------------------
  (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (818) 756-1388

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

EXPLANATORY NOTE: The purpose of this Form 10-K/A is to amend Item 8 of the registrant's Form 10-K for the fiscal year ended January 31, 1996 to include the Independent Auditors' Reports which were unintentionally omitted in the original filing of such Form 10-K.











ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is hereby incorporated by reference from the Registrant's financial statements and independent auditors' reports beginning on page 15 of this report on Form 10-K.

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
 Puroflow Incorporated

We have audited the accompanying balance sheet of Puroflow Incorporated and subsidiaries at January 31, 1996, and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The 1995 financial statements were audited by other auditors whose report dated May 25, 1995, on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Company's ability to continue as a going concern.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to in the first paragraph above present fairly, in all material respects, the financial position of Puroflow Incorporated and subsidiaries at January 31, 1996, and the related statements of operations, stockholders' equity and cash flows for the year then ended, in conformity with generally accepted accounting principles.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Burbank, California

March 28, 1996

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
   Puroflow Incorporated:

We have audited the accompanying consolidated balance sheets of Puroflow Incorporated and its subsidiaries as of January 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Puroflow Incorporated and its subsidiaries as of January 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statement have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company incurred a net loss of $2,372,156, $565,926 and $2,674,174 for the years ended January 31, 1995,
1994 and 1993, respectively, and has a working capital deficiency of $1,213,876 at January 31, 1995. Additionally, on May 1, 1995, the Company entered into a stipulation for the appointment of a receiver resulting from a lawsuit filed by the Company's bank due to the Company's default on its obligations under various credit agreements with the bank. Hence, the Company continues to be without an adequate long-term financial arrangement. The Company's continuation as a going concern is dependent upon its ability to satisfactorily resolve the litigation with its bank, obtain a long-term financing arrangement, generate sufficient cash flow to meet its obligations on a timely basis and ultimately return to profitable operations. The absence of the foregoing raises a substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/  DELOITTE & TOUCHE LLP
-----------------------------------
Los Angeles, California
May 25, 1995

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

  Note payable to vendors bearing no interest
  maturing at various dates, through
  December, 1997.  These notes were negotiated
  with vendors to convert accounts payable
  balances into notes with terms varying
  from three months to three years. All
  these notes existed when the Receiver
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

                                       PUROFLOW INCORPORATED


                                       By: /s/ Michael H. Figoff
                                           ---------------------------------
                                           Michael H. Figoff
Date: February 27, 1997                      Chief Executive Officer and
                                             President