Form 10-K405
period 1997-01-31
PUROFLOW INC
filed 1997-04-30
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

         ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE FISCAL YEAR ENDED JANUARY 31, 1997
                                       OR
         (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                 FOR THE TRANSITION PERIOD FROM         TO


                           Commission File No. 0-5622

                              PUROFLOW INCORPORATED
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                     13-1947195
---------------------------------           ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


16559 Saticoy Street, Van Nuys, California                  91406
------------------------------------------  ------------------------------------
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code: (818) 756-1388

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $6,219,955 as of March 20, 1997, based upon the closing price on the NASDAQ Electronic Bulletin Board System reported for such date. Shares of Common Stock held by each Officer and Director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. The determination of an affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 20, 1997: 7,108,521

The Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 24, 1997 is hereby incorporated by reference into Part III of this Form 10-K.

                              PUROFLOW INCORPORATED
                          1997 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS


                                                                            PAGE
                                     PART I

ITEM 1.   Business                                                            1

ITEM 2.   Properties                                                          5

ITEM 3.   Legal Proceedings                                                   5

ITEM 4.   Submission of Matters to Vote of Security Holders                   6


                                     PART II

ITEM 5.   Market for Registrant's Common Equity and Related
            Shareholder Matters                                               7

ITEM 6.   Selected Consolidated Financial Data                                8

ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         9

ITEM 8.   Financial Statements and Supplementary Data                         12

ITEM 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          12


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant                  12

ITEM 11.  Executive Compensation                                              12

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management      12

ITEM 13.  Certain Relationships and Related Transactions                      12


                                     PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K     13

          Signatures                                                          14

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


MARKETING

The Company markets its airbag filters directly to airbag manufacturers through its executive officers. The Company markets its commercial aerospace products group through exclusive distributorships on assigned

PMA applications. Typically, the terms of these distribution agreements provide that the distributor will act as the exclusive distributor for specific parts manufactured by the Company for a period between 3 to 5 years with minimum monthly requirements for number and dollar amount of units purchased. The purchase price of the parts is subject to mutual agreement of the parties and may be adjusted to take into account inflation, market changes, changes in costs of production and sales, and other factors. Such agreements may be terminated by the Company if the distributor does not comply with these purchase requirements or by either party if the other party is rendered insolvent. The Company markets its high performance filters through manufacturers representatives and, to a lesser extent, the Company's own sales force.


GOVERNMENT CONTRACTS

The Company has a number of direct contracts with the United States government. Substantial sales of high performance filters are made to companies that are prime contractors of the United States government. Sales to the United States government accounted for approximately 7% of net sales for fiscal 1997 and 1996. While separate figures are not maintained, the Company believes that when added to sales to the United States government's prime contractors, government sales accounted for approximately 29% of the Company's net sales during these periods.


COMPETITIVE CONDITIONS

A broad range of companies produce products or are capable of producing products that compete with products manufactured by the Company in its various markets. Many of these companies have significantly greater financial resources than the Company. Morton International, Inc. ("MII") and other major domestic airbag manufacturers produce their airbag filter components in-house, and TRW Vehicle Safety Systems, Inc., a significant global manufacturer of airbag inflator assemblies ("TRW"), produces passenger side airbag filters for its own use. Other companies may choose to enter the automotive airbag filter market. There is no assurance that the Company's airbag manufacturer customers will not manufacture all their own filters or that the Company will be able to effectively compete in the future against independent manufacturers of airbag filters or of the Company's other products.


PRODUCT WARRANTIES

In all product lines, the Company provides standard commercial warranties, consistent with its products and industry. Although claims under product warranties have been minimal during the past five years, no assurance can be given that such claims will not increase in the future.

RESEARCH AND DEVELOPMENT

In fiscal 1997 and fiscal 1996, the Company incurred research and development expenditures of approximately $6,500 and $28,000, respectively. The Company charges research and development expenditures to operations as a production expense as such expenditures occur. The Company intends to expand research and development activities in its core businesses, including passenger side, advanced driver-side and side impact airbag filters and Parts Manufacturer Approval for the commercial aerospace products group.


HIGH PERFORMANCE FILTERS

Since 1961, the Company has designed and manufactured, state-of-the-art, precision filtration products for critical applications. Specializing in highly reliable, all metallic filters of standard and custom design, the Company's products range from filters in hydraulic, fuel and pneumatic systems to large cryogenic and petrochemical filters. The Company also designs and manufactures surface tension devices for propellant management in missiles and satellites using porous metal, high-performance filter media and specialized gas tungsten arc welding processes.

The Company is a leading filter supplier for United States space applications, including the Space Shuttle program, various commercial and military satellites, launch vehicles and boosters, and ground support equipment. Certain of the manufacturing, welding, cleaning and testing required by these applications are performed in a laminar flow, class 10,000 clean room.


REPLACEMENT PARTS

The Company is a leading supplier of aftermarket filtration products used in jet aircraft and turboshaft powered aircraft and helicopters. Utilizing highly successful reverse engineering techniques, the Company produces "generic plain wrap" filters for use in the aftermarket at a substantial reduction in cost to the distributor and end user. The Company utilizes exclusive agreements with its distributor base which assists them to dominate, on a part number base, a particular market segment. The Company continues to market this product and projects that it will contribute 45 percent of both sales and profit in FY 1998.


RAW MATERIALS AND SUPPLIES

The principal raw materials utilized by the Company in connection with its filter operations include stainless steel and other manmade or natural products, which are standard items available from a number of sources. Additionally, the Company subcontracts out a significant portion of the fabricated or machine parts required to produce components used in the Company's products, which it designs and assembles. These services are rapidly available from a wide variety of sources. The Company engineers, manufactures and assembles its products at its facility in Van Nuys, California. This facility does not handle or store hazardous substances and thus does not incur significant costs relating to compliance with environmental laws.


PATENTS AND TRADEMARKS

Although management believes that patents and trademarks associated with the Company's various product lines are of value to the Company, it does not consider any of them to be essential to its business.


MAJOR CUSTOMERS

Sales to three customers identified below represented approximately 53% of net sales during fiscal year 1997 and 60% of net sales during fiscal year 1996, and 83% during fiscal year 1995. For fiscal year 1997, 1996 and 1995, sales to Breed Automotive Technologies, Inc. were $2,200,127, $2,047,315 and $2,666,281, respectively. Sales to Inflation Systems Inc. were $1,438,355, $2,213,823 and $4,470,337, respectively, and sales to Norcross Air, Inc. were $818,372, $1,037,135 and $333,734, respectively. These customers purchased airbag filters and filters for commercial and aerospace applications. The loss of any of these customers would have a material adverse effect on the automotive airbag filter or the high performance filter segments of the Company's business. During fiscal 1997 no other customer accounted for more than 10% of net sales.


BACKLOG

As of February 28, 1997, and February 29, 1996, the Company had a backlog of approximately $5,900,000 and $5,165,000, respectively. Approximately $3,600,000 of the Company's backlog at February 28, 1997 is scheduled to be shipped in the current fiscal year. The backlog figures include firm purchase orders and, with respect to airbag filters, six-month planning requirements prepared by the Company's customers. As is generally the case in the automotive industry, the Company's airbag filter customers provide the Company, on a monthly basis, with firm commitment purchase orders for the upcoming three months and their best estimate, for planning purposes, of their requirements for the following six-month period. These rolling nine-month statements of firm commitment purchase orders and planning requirements are revised and updated each month.

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


EMPLOYEES

At February 1, 1997, the Company had 75 full-time employees, including 3 employed in Sales and Marketing, 15 employed in Engineering and Quality Control, and 50 employed in Production. The remaining employees are administrative and support staff. No employees are represented by a collective bargaining unit. Management considers its relationship with its employees to be excellent.


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

ITEM 2.   PROPERTIES

The following table sets forth information as to the location and general character of the facility of the Registrant:

      LOCATION                 PRINCIPAL USE             APPROXIMATE SQ. FT.   LEASE EXP. DATE
--------------------   -------------------------------   -------------------   ---------------
--------------------   -------------------------------   -------------------   ---------------
16559 Saticoy Street   Headquarters and manufacturing          50,000          August 30, 2000
Van Nuys, CA 91406     facility for airbag components,
                       government and aerospace
                       filtration.

The Company's current sub-lease from Kaiser Aerospace & Electronics Corporation includes the use of gas, electric, water, telephone service, real estate taxes and parking at an annual rental of $291,000. The Company has an option to extend the lease for 29 months until December 31, 2002, at an annual rental of $312,000, inclusive of the above services.


ITEM 3.   PENDING LEGAL PROCEEDINGS

1) On July 2, 1993, Ultra Dynamics, a former wholly owned subsidiary of the Company was named as one of six co-defendants in a civil action filed by Cynthia H. Meals in the Court of Common Pleas of Chester County, Pennsylvania for unspecified damages resulting from improper maintenance of a treatment system for drinking water. Ultra Dynamics is included as a co-defendant because it supplied the equipment to a co-defendant distributor. Ultra Dynamics has filed a cross-complaint against all co-defendants and plaintiff.

2) Reliable Metallurgical Processes Inc. ("Reliable") commenced an action against the Company and Michigan Dynamics Inc., a former wholly owned subsidiary of the Company, in September 1995, in Los Angeles County Superior Court for breach of contract, open account, and anticipatory breach. The contract related to the performance by Reliable of heat-treatment services which the Company believes Reliable did not perform adequately. The plaintiff is seeking damages in the principal sum of $133,821.37, interest at the rate of 18 percent per annum from net thirty days after delivery of the goods, attorneys' fees and cost of litigation.

3) Jerome Pearlman d.b.a. J & F Enterprises, a former Director of the Company, commenced an action in the Los Angeles County Superior Court in December 1995 for breach of an alleged promissory note for money borrowed. The plaintiff claims that the Company has not repaid amounts due under the alleged note which the Company disputes. The complaint seeks approximately $73,000 in damages.

4) J & F Management Inc., controlled by Jerome Pearlman, a former Director of the Registrant, commenced an action in Municipal Court of Santa Monica Judicial District in December 1995, against the Company and the Receiver for possession and conversion of personal property. The complaint alleges the Company is wrongfully in possession of a computer owned by the plaintiff under an alleged capital lease, which claim the Company disputes. The complaint seeks damages not to exceed $25,000.

5) Memtec America Corporation obtained a confession of judgment from the Circuit Court for Baltimore County, Maryland, on December 19, 1995, against the Company for approximately $220,000, based upon the execution of a promissory note by a former chief executive officer of the Company, which note was executed in exchange for goods and services delivered by the plaintiff. The Company disputes that any amounts are due under the note as a result of Company's right of set-off. The judgment was obtained without due notice to the Company. The

     Receiver retained counsel in Baltimore, Maryland, for the purpose of setting aside the confession of judgment and to assert a number of counter-claims against Memtec America Corporation. The confession of judgment was vacated by order or the Circuit Court for Baltimore County on June 24, 1996. The Company filed an amended counterclaim and third party complaint on August 12, 1996 against Memtec America Corporation and four former employees of the Company now employed by Memtec America Corporation.

At January 31, 1997, an accrual in the amount of approximately $232,000 has been recorded in anticipation of judgments which may result against the Company as a result of the foregoing. Although the Company cannot determine the potential liability which may result from the foregoing, it believes it will prevail in its defenses, and does not expect that such litigation will have a material adverse effect on its financial position or results of operation. See "Financial Statements - Note 7".

The Company is not a party, nor are its properties subject to, any material pending legal proceedings other than ordinary routine litigation incidental to the Company's business and the matters described above.


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

                                                             High        Low
                                                           --------    -------
                                                           --------    -------
Fiscal Year Ended January 31, 1996
     1st Quarter . . . . . . . . . . . . . . . . . . .       23/32       21/32
     2nd Quarter . . . . . . . . . . . . . . . . . . .       11/32       8/32
     3rd Quarter . . . . . . . . . . . . . . . . . . .        N/A         N/A
     4th Quarter . . . . . . . . . . . . . . . . . . .       1 3/8        5/8

Fiscal Year Ended January 31, 1997
     1st Quarter . . . . . . . . . . . . . . . . . . .       1 3/8       1 3/8
     2nd Quarter (Note 1). . . . . . . . . . . . . . .       1 5/8       1 3/8
     3rd Quarter  (Note 1) . . . . . . . . . . . . . .       1 1/4       1 1/4
     4th Quarter . . . . . . . . . . . . . . . . . . .         1         15/16

Fiscal Year Ended January 31, 1998
     Two Months Ending March 20, 1997. . . . . . . . .       31/32        7/8


     (1) The Common Stock of the Company was delisted by NASDAQ on June 9, 1995, as a result of the Company not meeting the minimum capital requirement. Trading in the Common Stock resumed on November 17, 1995, with a listing on the Bulletin Board System.


On March 20, 1997, the closing bid price for the Company's Common Stock on the Bulletin Board System was $7/8 per share. As of March 20, 1997, the Company had approximately 328 stockholders of record.

As a result of its current financial condition and prior operating loss, the Company will not be in a position to pay cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                    YEAR ENDED JANUARY 31,
                                                   ----------------------------------------------------
                                                   ----------------------------------------------------
                                                     1993       1994       1995       1996       1997
                                                   --------   --------   --------   --------   --------
                                                   --------   --------   --------   --------   --------
                                                            (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA (1):
Net Sales                                          $  5,899   $  5,908   $  9,044   $  8,816   $  8,458
Cost of goods sold                                    6,155      5,137      7,644      5,957      5,888
                                                   --------   --------   --------   --------   --------
Gross profit                                           (256)       771      1,400      2,859      2,570
Selling, general & administrative expense             2,057      1,313      1,629      1,443      1,446
                                                   --------   --------   --------   --------   --------
Operating income (loss)                              (2,313)      (542)      (229)     1,416      1,124
Other income (expense)                                   68                             (282)       (61)
Non recurring expenses (2)                                        (213)      (292)      (253)      (394)
                                                   --------   --------   --------   --------   --------
Income (loss) from continuing operations
  before income taxes                                (2,245)      (755)      (521)       881        669
Provision (benefit for income taxes)                    (65)                    6          6          6
                                                   --------   --------   --------   --------   --------

Income (loss) from continuing operations             (2,180)      (755)      (527)       875        663
Income (loss) from discontinued operations (1)         (494)       189     (1,845)        23         (0)
                                                   --------   --------   --------   --------   --------
Net income (loss)                                  $ (2,674)  $   (566)  $ (2,372)  $    898   $    663
Net income (loss) per common share:
  From continuing operations                       $  (0.66)  $  (0.20)  $  (0.12)  $    .19   $    .11
  From discontinued operations                        (0.15)      0.05      (0.41)                  .11
                                                   --------   --------   --------   --------   --------
                                                   $  (0.81)  $  (0.15)  $  (0.53)  $    .19   $    .11

WEIGHTED AVERAGE NUMBER OF SHARES:                    3,290      3,724      4,509      4,632      6,107


                                                                    YEAR ENDED JANUARY 31,
                                                   ----------------------------------------------------
                                                   ----------------------------------------------------
                                                     1993       1994       1995       1996       1997
                                                   --------   --------   --------   --------   --------
                                                   --------   --------   --------   --------   --------
                                                                      (in thousands)
BALANCE SHEET DATA:

Working Capital                                      $  137     $  823   $ (1,214)    $  (13)  $  2,518
Total Assets                                          7,897      7,329      4,721      3,962      4,094
Long-Term Debt                                           53        108         71         (0)        (0)
Stockholders' Equity                                  1,781      2,307        185      1,083      3,489

(1) In November 1994, the Company sold its ultraviolet water product subsidiary, Ultra Dynamics Corporation. This subsidiary has been accounted for as a discontinued operation. In the year ended January 31, 1996, the Company sold its valve product subsidiary, Decca Valves Corporation and shut down operation of its Michigan Dynamics subsidiary. These two subsidiaries have been accounted for as discontinued operations. The selected data related to the years ended January 31, 1996 and 1995 have been adjusted to reflect the discontinued operations, prior years have not been adjusted.

(2) Non-recurring expenses are comprised of a one-time fee of $89,834 charged by the Bank during August 1996, and the monthly administrative fees charged by the Receiver during the receivership period. The Receivership Estate began on May 1, 1995 and ended on August 22, 1996.

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

In fiscal 1989, the Company began designing, testing and producing filters for automotive airbag systems, primarily as an outgrowth of its expertise in aerospace filtration. During September 1992, the Company disposed of its CPI division, including CPI assets it had acquired from MDI in June 1992. During November 1994, the Company settled the litigation with Glasco Ultraviolet Systems Inc. and disposed of the operating assets of Ultra Dynamics Corporation, its ultraviolet water products subsidiary. During June 1995, the Company disposed of the inventory and intangible assets of Decca Valves Corporation. The disposal of these assets have been accounted for as a discontinued operation. (See Note 11 of the Notes to Consolidated Financial Statements.)

The Company's principal products consist of automotive airbag filters and high performance filters. Net sales for each of these product lines for the fiscal years ended January 31, 1995, 1996 and 1997 are as follows:


                                                   YEAR ENDED JANUARY 31,
                                             ----------------------------------
                                             ----------------------------------
                                                       (in thousands)
                                               1995         1996         1997
                                             --------     --------     --------
                                             --------     --------     --------
Net Sales:
  Airbag Filters                             $  6,361     $  4,175     $  3,639
  High Performance Filters                      2,684        4,641        4,819
                                             --------     --------     --------

    TOTAL                                    $  9,045     $  8,816     $  8,458
                                             --------     --------     --------
                                             --------     --------     --------

RESULTS OF OPERATIONS

The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for each of the three years in the period ended January 31, 1997.

                                                  YEAR ENDED JANUARY 31,
                                              --------------------------------
                                              --------------------------------
                                                      (in thousands)
                                                1995        1996        1997
                                              --------    --------    --------
                                              --------    --------    --------
Net Sales:                                      100.0%      100.0%      100.0%
                                              --------    --------    --------
Cost and expenses:
  Cost of goods sold                             84.6        67.5        69.6
  Selling, general and administrative            18.0        16.4        17.1
  Other (income) expense                         (0.2)                    (.1)
  Non-recurring expenses                                      2.9         4.7
  Interest expense                                3.4         3.2          .8
                                              --------    --------    --------
  Income (loss) from continuing operations
    before income taxes                          (5.8)       10.0         7.9
  Provision for income taxes                      (.1)        (.1)        (.1)
  Income (loss) from discontinued operations     20.3         0.3         -
                                              --------    --------    --------
  Net income (loss)                             (26.2)%      10.2%        7.8%
                                              --------    --------    --------
                                              --------    --------    --------

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 1997 AND 1996

Net sales in fiscal 1997 decreased 4.1%, compared to fiscal 1996, due primarily to a decrease in sales of airbag filters from $4,175,000 to $3,639,000 resulting from a continuance of customer supplied raw materials and price adjustments. Sales of high performance filters increased in the current fiscal year to $4,819,000 from $4,641,000, due primarily to continued concentration on expanding the PMA program. The Company has obtained FAA approval for 40 part numbers and there are 11 applications pending for parts qualification as of January 31, 1997. The year-to-year decrease in sales was also due to a minimum marketing effort by management during the receivership period which ended
August 22, 1996.

Gross profit as a percentage of net sales was 30.4% for fiscal 1997, compared to 32.5% in fiscal 1996. The reduction in gross profit was due to the increase in material costs and price adjustments for airbag business.

For the fiscal year ended 1997 and 1996, selling, general and administrative expenses were $1,446,000 and $1,443,000, respectively, due to continued cost control of overhead despite payroll adjustment for annual salaries for employees and year end bonuses for key personnel.

Interest expense decreased by $207,000 in fiscal 1997, due to elimination of bank debt in the middle of fiscal 1997.

Non recurring expenses of $394,000 and $253,000 in fiscal 1997 and 1996, respectively, was a direct result of the Receivership which was terminated on August 22, 1996.

A provision for income taxes of $5,600 for minimum franchise taxes to the State of California was recorded. No additional provision is necessary due to the Company's federal net operating loss carryforwards of approximately $2,728,000 for Federal Income Tax purposes and $1,852,000 for California State Income Tax purposes at January 31, 1997. Such operating loss carryforwards expire from 2008 to 2011.

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 1996 AND 1995

Net sales in fiscal 1996 decreased 2.5% compared to fiscal 1995. This is due primarily to a decrease in sales of airbag filters from $6,361,000 to $4,175,000 due to a change in customer supplied raw material in the current year compared to prior year practice of the Company supplying the raw material. Sales of high performance filters, including the PMA program, increased in the current year to $4,641,000 compared to $2,684,000 in the prior year. The Company sold their valve business in June 1995.

The wide swing in the gross margins of 32.5% in fiscal 1996, compared to 15.4% in fiscal 1995, is a result of a combination of factors. The Company consolidated its manufacturing facilities in September 1995, with reduced rental and manufacturing costs; increased prices in the PMA program line with cost controls and manufacturing efficiencies; and increased margins in high-performance filters. The gross margins in fiscal 1995 were affected by a discontinuance of the MDI Dynapore product line, resulting in approximately $1,000,000 inventory write-down, and high manufacturing and other costs incurred during the program start-up phase of the PMA products due to the learning curve and the time lag in securing qualification of the PMA products.

Selling, general and administrative expenses were $1,443,000 and $1,630,000 for fiscal 1996 and 1995 respectively, a decrease of 11.5%, due primarily to overhead cost controls and payroll reduction and benefits of the move to the new facility.

Interest expense decreased to $279,000 in fiscal 1996 from $306,000 in fiscal 1995, due to the reduction of the principal balance outstanding. This occurred despite an increase in the interest rate to 12% by the lending institution.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from the placement of bank financing, sale of Common Stock and, in profitable years, income from operations. In fiscal 1997, cash provided by operating activities was $339,000, consisting of $663,000 from net income, non-cash operating income and expenses of $209,000 and an increase in inventories, prepaid expenses, and a reduction in accounts payable and accrued expenses offset by a reduction in accounts receivable.

The Company's working capital was $2,518,000 and $(13,000) as of January 31, 1997 and 1996 respectively. An improvement in the current ratio to 5.2 at January 31, 1997 from 1.0 at January 31, 1996 provided for a change in the Company's ability to pay its obligations.

Cash used in investing activities was used to purchase plant equipment of $253,000, offset by collection on notes receivable of $63,000.

On March 26, 1996, the Company entered into an agreement with Toluca Pacific Securities Corporation ("TPSC") to raise equity through a private placement offering. On July 24, 1996, such offering was completed. The Company sold 2,530,000 shares of Common Stock and received $1,742,900 of net proceeds, including $1,300 of interest. The purchase price of the Common Stock was $.80 per share. From the gross proceeds, TPSC received a fee of $202,400. TPSC (or its designees) also received 24-month options to purchase 177,100 common shares, at a price of $.80 per share. Proceeds received by the Company were used to retire bank debt and other pre-Receiver debt. Pursuant to the terms of a Registration Rights Agreement, the Company is obligated to register the Securities under the Securities Act.

On August 13, 1996, all bank debt owed by the Company was repaid. On August 22, 1996, the Receivership Estate was terminated by order of the Superior Court of the State of California and control of the Company was returned to the Board of Directors and management.

Additionally, the Company entered into a new banking relationship. The Company obtained a $750,000 revolving credit line. This credit line bears interest at the rate of prime plus 1.5% per annum, and is secured primarily by the Company's accounts receivable and inventories. The Company also obtained a $300,000, non-revolving equipment acquisition credit line, which bears interest at the rate of prime plus 1.75% per annum, and is secured by all of the Company's assets. Both of these loans are cross-collateralized. The terms of these loan agreements contain certain restrictive covenants, including maintenance of (i) aggregate net worth (plus subordinated debt, less any intangible assets and less any amount due from shareholders, officers and affiliates of the Company) of not less than $3,250,000, (ii) a ratio of current and non-current liabilities (less subordinated debt) to net worth of not more than 0.50 to 1.00, (iii) working capital of not less than $2,000,000, and (iv) debt service coverage ratio of not less than 1.75 to 1.00. The Company is currently in compliance with the foregoing covenants.


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

               Independent Auditors' Reports.

               Consolidated Balance Sheets at January 31, 1997 and 1996.

               Consolidated Statements of Operations for each of the three years in the period ended January 31, 1997.

               Consolidated Statements of Stockholders' Equity for each of the three years in the period ended January 31, 1997.

               Consolidated Statements of Cash Flows for each of the three years in the period ended January 31, 1997.

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

          PUROFLOW INCORPORATED



          By           /s/ Michael H. Figoff                      April 28, 1997
            ------------------------------------------------
               Michael H. Figoff
               President/Chief Executive Officer
               Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



          By           /s/ Michael H. Figoff                      April 28, 1997
            ------------------------------------------------
               Michael H. Figoff
               President/Chief Executive Officer
               Director



          By           /s/ Reuben M. Siwek                        April 28, 1997
            ------------------------------------------------
               Reuben M. Siwek
               Chairman of the Board
               General Counsel



          By           /s/ Robert A. Smith                        April 28, 1997
            ------------------------------------------------
               Robert A. Smith
               Vice Chairman of the Board



          By           /s/ Tracy K. Pugmire                       April 28, 1997
            ------------------------------------------------
               Dr. Tracy K. Pugmire
               Director



          By           /s/ Leo S. Unger                           April 28, 1997
            ------------------------------------------------
               Leo S. Unger
               Director

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Puroflow Incorporated


We have audited the accompanying consolidated balance sheets of Puroflow Incorporated (a Delaware corporation), and subsidiaries at January 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puroflow Incorporated and Subsidiaries at January 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Burbank, California

April 1, 1997

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            JANUARY 31, 1997 AND 1996


                                                       1997            1996
                                                    -----------     -----------
                                                    -----------     -----------
ASSETS
CURRENT ASSETS:
  Cash, Note 9                                      $   164,415
  Accounts receivable
    Net of allowance for doubtful
    accounts of $49,504
    (January 31, 1997) and $140,000
    (January 31, 1996), note 3                        1,462,170     $ 1,548,495
    Inventories                                       1,398,561       1,239,467
    Current portion of note receivable, note 2           40,889          43,831
    Prepaid expenses and deposits                        57,595          33,700
                                                    -----------     -----------

      TOTAL CURRENT ASSETS                            3,123,630       2,865,493
                                                    -----------     -----------

PROPERTY AND EQUIPMENT - NOTE 3
  Leasehold improvements                                 11,660
  Machinery and equipment                             2,988,092       2,880,343
  Automobile                                              1,679
  Tooling and dies                                      262,480         253,921
  Construction in progress                              143,542          20,000
                                                    -----------     -----------
                                                      3,407,453       3,154,264
  Less accumulated depreciation
  and amortization                                    2,452,888       2,134,836
                                                    -----------     -----------

    NET PROPERTY AND EQUIPMENT                          954,565       1,019,428
                                                    -----------     -----------

NOTE RECEIVABLE, NOTE 2                                                  60,276

OTHER ASSETS                                             16,750          16,750
                                                    -----------     -----------

TOTAL ASSETS                                        $ 4,094,945     $ 3,961,947
                                                    -----------     -----------
                                                    -----------     -----------


                                                       1997            1996
                                                    -----------     -----------
                                                    -----------     -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                                    $    59,363
  Line of credit, note 3                                                235,857
  Current portion of long-term debt
    notes 4 & 7                                     $   207,087       1,763,681
  Accounts payable                                      212,397         582,393
  Accrued expenses                                      186,395         237,472
                                                    -----------     -----------

      TOTAL CURRENT LIABILITIES                         605,879       2,878,766
                                                    -----------     -----------

LONG TERM DEBT, NOTE 4
                                                    -----------     -----------


COMMITMENTS AND CONTINGENCIES, NOTE 7

STOCKHOLDERS' EQUITY, notes 5 and 10
  Preferred stock, par value $.10 per share
    authorized - 500,000 shares
    issued - None
  Common stock, par value $.01 per share
    authorized - 12,000,000 shares
    issued and outstanding - 7,108,621 shares
      at January 31, 1997 and 4,578,521 shares
      at January 31, 1996                               430,579         405,279
    Additional paid-in capital                        4,947,727       3,230,127
    Accumulated deficit                              (1,889,240)     (2,552,225)
                                                    -----------     -----------

TOTAL STOCKHOLDERS' EQUITY                          $ 3,483,066     $ 1,083,181
                                                    -----------     -----------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                              $ 4,094,945     $ 3,961,947
                                                    -----------     -----------
                                                    -----------     -----------


       See independent auditors' report and notes to financial statements.

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


YEARS ENDED JANUARY 31,                                1997             1996             1995
                                                   -----------      -----------      -----------
                                                   -----------      -----------      -----------
Net sales                                          $ 8,458,454      $ 8,815,889      $ 9,044,707
Cost of goods sold                                   5,888,825        5,957,007        7,644,422
                                                   -----------      -----------      -----------

Gross profit                                         2,569,629        2,858,882        1,400,285

Selling, general and administrative expenses         1,445,626        1,442,926        1,630,032
                                                   -----------      -----------      -----------

Operating income (loss)                              1,124,003        1,415,956         (229,747)

Other income and (expense)
  Other income (expense)                                10,173           (2,895)          14,132
  Interest expense                                     (71,407)        (279,237)        (305,627)
  Nonrecurring expenses                               (394,164)        (253,085)
                                                   -----------      -----------      -----------

Income (loss) from continuing
  operations before tax                                668,585          880,739         (521,242)

Income tax expense, note 6                               5,600            5,600            5,600
                                                   -----------      -----------      -----------

Income (loss) from continuing operations               662,985          875,139         (526,842)



Discontinued operations, note 13
  Loss from operations                                                  (67,264)      (1,845,314)
  Gain from write-off of excess
    reserves, note 11                                                   235,404
  Loss on sale of property and equipment                               (145,160)
                                                   -----------      -----------      -----------

                                                                         22,980       (1,845,314)
                                                   -----------      -----------      -----------

Net income (loss)                                  $   662,985      $   898,119      $(2,372,156)
                                                   -----------      -----------      -----------
                                                   -----------      -----------      -----------

Net income (loss) per common share:
  Continuing operations                            $      0.11      $      0.19      $     (0.12)
  Discontinued operations                                                                  (0.41)
                                                   -----------      -----------      -----------
Primary earnings per share                         $      0.11      $      0.19      $     (0.53)
                                                   -----------      -----------      -----------
                                                   -----------      -----------      -----------

Weighted average number of shares                    6,107,812        4,631,740        4,508,621
                                                   -----------      -----------      -----------
                                                   -----------      -----------      -----------


     See independent auditors' report and notes to the financial statements.

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   YEARS ENDED JANUARY 31, 1997, 1996 AND 1995


                                    COMMON        ADDITIONAL        RETAINED
                                    STOCK          PAID-IN          EARNINGS
                                   PAR VALUE       CAPITAL            TOTAL            TOTAL
                                 ------------    ------------     ------------     ------------
                                 ------------    ------------     ------------     ------------
Balance at January 31, 1994      $    391,280    $  2,994,126     $ (1,078,188)    $  2,307,218

Sale of common stock                   13,999         236,001                           250,000

Net loss                                                            (2,372,156)      (2,372,156)
                                 ------------    ------------     ------------     ------------
                                 ------------    ------------     ------------     ------------

Balance at January 31, 1995           405,279       3,230,127       (3,450,344)         185,062

Net income                                                             898,119          896,119
                                 ------------    ------------     ------------     ------------

Balance at January 31, 1996           405,279       3,230,127       (2,552,225)       1,083,181

Sale of common stock                   25,300       1,717,600                         1,742,900

Net income                                                             662,985          662,985
                                 ------------    ------------     ------------     ------------

Balance at January 31, 1997      $    430,579    $  4,947,727     $ (1,889,240)    $  3,489,066
                                 ------------    ------------     ------------     ------------
                                 ------------    ------------     ------------     ------------


       See independent auditors' report and notes to financial statements.

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


YEARS ENDED JANUARY 31,                                     1997             1996             1995
                                                        -----------      -----------      -----------
                                                        -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $   662,985      $   898,119      $(2,372,156)
  Adjustments to reconcile net income (loss) to net
     cash provided by/used in operating activities:
    Depreciation and amortization                           318,052          340,103          365,934
    Provision for losses on accounts receivable             (20,000)         104,205          134,069
    Inventory valuation allowance                            35,150           59,000          999,305
    Loss on sale of assets                                                   157,057
    Gain on vendor notes settlements                       (124,482)
  Changes in operating assets and liabilities:
    Accounts receivable                                     106,325         (386,550)         242,305
    Inventories                                            (194,244)          73,073        1,154,010
    Prepaid expenses and other assets                       (23,895)         114,421          (83,328)
    Accounts payable and accrued expenses                  (421,073)         (46,962)         288,426
                                                        -----------      -----------      -----------
      NET CASH PROVIDED BY
        OPERATING ACTIVITIES                                338,818        1,312,466          728,565
                                                        -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES                       (253,189)        (131,336)        (122,182)
  Purchases of property and equipment
  Proceeds from sale and assets                                              326,700
  Payments received on notes receivable                      63,218           23,906
  Other assets                                                                                 (3,109)
    NET CASH PROVIDED BY
                                                        -----------      -----------      -----------
      (USED IN) OPERATING ACTIVITIES                       (189,971)         219,270         (125,291)
                                                        -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                            (59,363)          59,363          250,000
  Proceeds from sale of common stock                      1,742,900
  Net borrowing (repayment) under line of credit           (235,857)        (574,146)          65,412
  Principal payments on long-term debt                   (1,432,112)      (1,095,262)        (838,761)
  Principal payments under capital lease obligations                                          (26,346)

    ADVANCES TO OFFICERS AND EMPLOYEES                                         3,868            1,941
                                                        -----------      -----------      -----------
      NET CASH (USED IN) FINANCING ACTIVITIES                15,568       (1,606,177)        (547,754)
                                                        -----------      -----------      -----------

Net increase (decrease) in cash                             164,415          (74,441)          55,520
Cash at beginning of period                                     -0-           74,441           18,921
                                                        -----------      -----------      -----------
Cash at end of period                                   $   164,415      $       -0-      $    74,441
                                                        -----------      -----------      -----------
                                                        -----------      -----------      -----------


     See independent auditors' report and notes to the financial statements.

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


RECEIVERSHIP

On May 1, 1995, the Superior Court of California appointed a Receiver as a result of a lawsuit filed by the Company's bank. The Company was in default of its obligations under various credit agreements with the bank. The Receiver assumed jurisdiction over all the Company's assets, which were in the possession of the Receiver's estate, and held for the benefit of all creditors and shareholders. The Receiver was not obligated to pay liabilities that existed prior to their appointment; however, the Receiver could elect to pay certain of those liabilities with the leave of the Court.

On August 13, 1996, all bank debt owed by the Company was repaid. On August 22, 1996, the Receivership Estate was terminated by order of the Superior Court of the State of California and control of the Company was returned to the Board of Directors and Management.


CONSOLIDATED SUBSIDIARIES

The consolidated financial statements include the accounts of the Company's wholly-owned subsidiaries, Puroflow Corporation, Decca Valves Corporation, Michigan Dynamics, Inc., and Ultra Dynamics Corporation. Material intercompany transactions and balances have been eliminated. Only Puroflow Corporation is presently active and the accounts of the other companies are included in discontinued operations.


INVENTORIES

Inventories are stated at the lower of cost of market on a first-in, first-out basis, and consists of the following items:

                                             JANUARY 31,       January 31,
                                                1997              1996
                                             -----------       -----------
                                             -----------       -----------
     Raw materials and purchased parts       $   729,740       $   757,921
     Work in progress                            247,868           235,404
     Finished goods                              420,953           246,142
                                             -----------       -----------
        Total                                $ 1,398,561       $ 1,239,467
                                             -----------       -----------
                                             -----------       -----------


                        See independent auditors' report.

PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment is computed using the straight line method based upon the estimated useful lives of the assets, except for leasehold improvements which are amortized over the shorter of the life of the lease or the improvements. The estimated useful lives are as follows:

                         Classification                Life
                    ------------------------        ----------
                    ------------------------        ----------
                    Machinery and equipment         5-15 years
                    Automobile                        5 years
                    Tooling and dies                  5 years
                    Leasehold improvements            5 years

REVENUE RECOGNITION

Revenues are recognized when finished products are shipped.


INCOME TAXES

The Company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes.


CASH FLOWS

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash only and to exclude any near-cash short-term investments.


ESTIMATES

Generally accepted accounting principles require that financial statements include estimates by management in the valuation of certain assets and liabilities. The Company's management estimates the reserve for doubtful accounts, the reserve for obsolete inventory and the useful lives of property and equipment. Management uses its historical record and knowledge of its business in making these estimates.


RECLASSIFICATION

Certain amounts previously reported in the Company's January 31, 1996, and January 31, 1995 financial statements have been reclassified to conform to the presentation adopted in the year ended January 31, 1997. The most significant reclassification is nonrecurring expenses for the year ended January 31, 1996. Such reclassifications had no effect on the net profits or losses as previously reported.


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenditures are expensed as incurred and are approximately as follows for the years ended January 31,:

              1997                 1996                1995
        --------------      ---------------     ----------------
        --------------      ---------------     ----------------
          $    6,500          $    28,000         $    381,000
        --------------      ---------------     ----------------

                        See independent auditors' report.

NON-RECURRING EXPENSES

Non-recurring expenses are comprised of a one-time fee of $89,834 charged by the Company's former bank for its costs related to the Receivership during August, 1996, and the monthly administrative fees charged by the Receiver during the receivership period. Administrative fees were billed monthly by the Receiver for its role as monitor for the bank of all of the Company's cash disbursements and receipts and for its handling of all court reports, filings and related Receivership matters. The Receivership Estate began on May 1, 1995 and ended August 22, 1996.


EARNINGS PER SHARE

The computation of the net income (loss) per common share (primary) is based on the weighted average number of common shares and common share equivalents outstanding.


NOTE 2 - NOTE RECEIVABLE

                                              JANUARY 31,         JANUARY 31,
                                                1997                 1996
                                              -----------         -----------
                                              -----------         -----------
8 1/2% note receivable, monthly
  principal and interest payments of
  $4,250, secured by equipment of the
  debtor, maturing in November, 1997          $   40,889          $  104,107

Less current portion                              40,889              43,831
                                              ----------          ----------

                                              $      -0-          $   60,276
                                              ----------          ----------
                                              ----------          ----------



NOTE 3 - LINE OF CREDIT

On November 5, 1993, the Company entered into a security and loan agreement with its bank under which it could obtain credit up to 65% of certain accounts receivable, but not in excess of $1,200,000, at prime plus 3 1/2%. This loan was secured by accounts receivable, inventories and a first priority interest in all unencumbered assets, and matured in June, 1996. In August, 1996, the outstanding balance was repaid in full.

In August, 1996, the Company entered a new banking relationship. The Company obtained a $750,000 revolving credit line. This credit line bears interest at the rate of prime plus 1.5% per annum, and is secured primarily, by the Company's accounts receivable and inventories. The Company also obtained a $300,000 non-revolving equipment acquisition credit line, which bears interest at the rate of prime plus 1.75% per annum, and is secured by all the Company's assets. Both of these loans are cross-collateralized. The terms of these loan agreements contain certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth.


                        See independent auditors' report.

NOTE 4 - LONG-TERM DEBT

                                                   JANUARY 31,     January 31,
                                                      1997            1996
                                                   -----------     -----------
                                                   -----------     -----------
Note payable to bank at prime rate plus 3 1/2%,
  secured by all assets of the Company, matured
  in June, 1996.                                   $               $   107,900

Note payable to bank at prime rate plus 3 1/2%,
  secured by all assets of the Company, matured
  in June, 1996.                                                       971,297

Notes payable to vendors bearing no interest
  maturing at various dates.  These notes were
  negotiated with vendors to convert accounts
  payable balances into notes with terms varying
  from three months to three years.  All these
  notes existed when the Receiver was appointed
  on May 1, 1995.  All the notes have been paid
  in full or written-off, except for two which
  are in dispute (see Note 7).                     $               $   684,483
                                                   -----------     -----------
                                                      207,087        1,763,680
Less current portion                                  207,087        1,763,680
                                                   -----------     -----------

Long-term debt                                     $      -0-      $       -0-
                                                   -----------     -----------


All the above bank debt was repaid in August, 1996 and replaced by the new loan commitments (See Notes 3 and 12).

Interest paid in cash totaled as follows, for the years ended January 31,:

                    1997           1996           1995
                -----------    -----------    -----------
                -----------    -----------    -----------
                 $  87,017      $ 263,627      $ 305,627
                -----------    -----------    -----------


NOTE 5 - STOCK OPTION PLANS

In the year ended January 31, 1996, the Company implemented stock option plans which provide for the granting of options to certain officers and key employees to purchase shares of its common stock within prescribed periods at prices that vary from $0.25 to $0.75. The weighted average fair value of the options granted was $0.87 per option. Fair value was determined by estimating the future sale of the underlying stock and discounting the gain on the options based on a risk free rate of return adjusted for equity risk. Share activity under the Company's stock option plans is summarized below:

                                                                    SHARES
                                                                  ----------
                                                                  ----------
     Held at January 31, 1995 (outstanding and unexercised)           -0-
     Granted                                                        359,000
     Exercised                                                        -0-
     Canceled or expired                                              -0-
                                                                  ----------
     Held at January 31, 1996 (outstanding and unexercised)         359,000


                        See independent auditors' report.

     Granted                                                          -0-
     Exercised                                                        100
     Canceled or expired                                            9,000
                                                               -------------
     Held at January 31, 1997 (outstanding and unexercised)       349,900

     Shares exercisable, January 31, 1997                         249,860
                                                               -------------

     Shares available for future grants, end of period            266,000
                                                               -------------
                                                               -------------

     Price range of options held, January 31, 1997             $.025- $ .075


Statement of Financial Accounting No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro-forma disclosure of net income earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company has elected the alternative of continued use of APB No. 25. No pro-forma disclosure is presented because the change in compensation cost is immaterial.


NOTE 6 - INCOME TAXES

The following is a reconciliation of the tax provision, computed by applying the statutory federal income tax rates, and the income tax provision per the financial statements for the years ended January 31,:


                                                          1997          1996
                                                        ---------     ---------
                                                        ---------     ---------

     Income tax provision at 34%                        $ 227,319     $ 305,360
     Meals and entertainment                                2,048
     Officer's life insurance                               2,803
     Excess book (tax) depreciation and amortization       30,707       (39,658)
     Excess book loss on disposition                                     20,252
     Change in allowance for doubtful accounts            (30,769)      (21,920)
     Write-off of obsolete inventory                      (51,396)     (338,358)
     Reserve for legal matters                              9,059        11,975
     Other                                                  2,608        11,440
     State taxes for prior year                            (1,632)
     Benefit of net operating loss carryforwards         (190,747)
                                                        ---------     ---------
     Current federal tax benefit                              -0-       (50,909)
     Current State tax benefit                                -0-       (12,106)
                                                        ---------     ---------
       Net current tax benefit                                -0-       (63,015)

     Unrecognized benefit of losses                                      63,015
     Minimum California franchise tax                       5,600         5,600
                                                        ---------     ---------

       Provision for income taxes                       $   5,600     $   5,600
                                                        ---------     ---------
                                                        ---------     ---------


                        See independent auditors' report.

Deferred tax benefits reflect the impact of loss carryforwards and, temporary differences between the assets and liabilities recorded for financial reporting purposes and tax purposes. These differences are as follows:

                                                          1997          1996
                                                       ----------    ----------
                                                       ----------    ----------

     Allowance for doubtful accounts                   $   16,831    $   60,620
     Allowance for inventory obsolescence                  78,426       165,332
     Less valuation allowance                             (95,257)     (225,952)
                                                      ----------    ----------

       Current                                         $      -0-    $      -0-
                                                       ----------    ----------
                                                       ----------    ----------

     Tax loss carryforward                                927,362     1,422,366
     Depreciation and amortization                        (47,071)      (41,741)
     Reserve for legal matters                             43,059        43,300
     Less valuation allowance                            (923,350)   (1,423,925)
                                                       ----------    ----------

       Non current                                     $      -0-    $      -0-
                                                       ----------    ----------
                                                       ----------    ----------

Realization of the deferred benefit is contingent upon future taxable earnings. In accordance with SFAS No. 109, the valuation allowance is 100% of the benefit based on the uncertainty that the Company will realize this benefit.

The Company estimates it had available net operating loss carryforwards of approximately $2,728,000 for federal income tax purposes and $1,852,000 for state income tax purposes at January 31, 1997. The Company's net operating loss carryforwards expire from 2008 to 2011.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is committed to minimum lease payments on a non-cancelable operating lease for its facility, which expires in August, 2000, as follows:

     Twelve Months Ending January 31,
     --------------------------------
     --------------------------------

                 1998                             $   291,000
                 1999                                 291,000
                 2000                                 291,000
                 2001                                 169,750
                 2002                                     -0-
                                                  -----------

                 TOTAL                            $ 1,042,750
                                                  -----------
                                                  -----------

The leases with respect to the former location were terminated under the powers of the Receiver.

Total rental expense under the facility lease (including expenses) is as follows in the years ending January 31,:

                    1997           1996           1995
                -----------    -----------    -----------
                -----------    -----------    -----------

                 $ 305,000      $ 275,000      $ 410,000
                -----------    -----------    -----------


                        See independent auditors' report.

CAPITAL LEASES

All of the Company's capital leases for machinery and equipment were terminated under the powers of the Receiver during the year ended January 31, 1995. At January 31, 1995, the obligation under capital leases was $51,366.


LEGAL MATTERS

The Company is party to various legal proceedings. Except as noted below, the outcome of these proceedings and the potential liability cannot be determined; however, the Company believes it will prevail in its defenses, and does not expect that such litigation will have a material adverse effect on its financial position or results of operations. Additionally, the Company has filed counterclaims in some of the actions. At January 31, 1997 and January 31, 1996, an accrual in the amount of approximately $242,000 and $332,000 has been recorded in anticipation of certain judgments against the Company related to these matters. $207,807 of the accrual remains in notes payable to vendors at January 31, 1997 (see Note 4).


NOTE 8 - RELATED PARTY TRANSACTIONS

The Company is using the legal expertise of a lawyer who is a director of the Company. Related legal expenses totaled $62,033, $42,284 and $80,625 for the years ended January 31, 1997, 1996, and 1995, respectively. The amount due to this director was $0 at January 31, 1997, and $27,500 at January 31, 1996.


NOTE 9 - CONCENTRATIONS

MAJOR CUSTOMER INFORMATION

Concentration of sales in the Company's three largest customers is as follows in the years ending January 31,:

                                         1997           1996           1995
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------
     Breed Automotive Technologies    $ 2,200,127    $ 2,047,315    $ 2,666,281
     Inflation Systems, Inc.            1,438,355      2,213,823      4,470,337
     Norcross Air, Inc.                   818,372      1,037,135        333,734
                                      -----------    -----------    -----------
                                      $ 4,456,854    $ 5,298,273    $ 7,470,352
                                      -----------    -----------    -----------
                                      -----------    -----------    -----------

CONCENTRATION OF CREDIT RISK

Concentration of receivables due from the Company's three largest customers is as follows at January 31,:

                                                  1997            1996
                                                ---------       ---------
                                                ---------       ---------

          Breed Automotive Technologies         $ 276,566       $ 118,340
          Inflation Systems, Inc.                 369,073         422,028
          Norcross Air, Inc.                       88,511          52,942
                                                ---------       ---------
                                                $ 734,150       $ 593,310
                                                ---------       ---------

Breed Automotive Technologies and Inflation Systems, Inc. are U.S. based major suppliers to the automobile industry. Norcross Air, Inc., is a U.S. based distributor of spare parts to the airline industry. The Company grants trade credit to these customers on an unsecured basis.


MAJOR SUPPLIERS

The Company is dependent on three suppliers for the majority of its material needs for automotive airbag filter production.


                        See independent auditors' report.

CASH IN BANK

At January 31, 1997, the Company had cash in a bank in excess of federally insured limits by $28,695.


NOTE 10 - STOCKHOLDERS' EQUITY

During the year ended January 31, 1997, the Company sold 2,530,000 shares of common stock and received $1,742,900 of net proceeds, including $1,300 of interest. The purchase price of the common stock was $.80 per share. From the gross proceeds, the underwriter received $202,400 as a fee. The Company incurred $80,000 of legal, printing and accounting costs related to registration of the shares. The underwriter also received a 24 month option to purchase 177,100 shares, at a price of $.80 per share. Proceeds received by the Company have been used to retire bank debt (See Note 12) and other pre-Receiver debt.

During the year ended January 31, 1995, the Company issued 210,000 shares of common stock, the net proceeds of which were $250,000.


NOTE 11 - FOURTH QUARTER ADJUSTMENTS

During the quarter ended January 31, 1996, the Company wrote-off all abandoned fixed assets and recorded a gain on recovery of excess inventory reserves.

During the quarter ended January 31, 1995, the Company recorded an inventory write-down of $1,000,000, resulting from the re-evaluation of inventory requirements caused by the discontinuation of the Michigan Dynamics' Dynapore product line.


NOTE 12 - CESSATION OF RECEIVERSHIP

On August 13, 1996, all bank debt owed by the Company was repaid. On August 22, 1996, the Receivership Estate was terminated by order of the Superior Court of the State of California and control of the Company was returned to the Board of Directors and Management.


NOTE 13 - DISCONTINUED OPERATIONS

On June 15, 1995, the Company sold certain inventory, equipment, trade name, contracts and work in progress, of its wholly owned subsidiary, Decca Valves Corporation, leading to a discontinuation of its related operations. The assets were sold for a consideration of $305,000 cash. During the year ended January 31, 1996, the operations of its wholly owned subsidiary, Michigan Dynamics, Inc., were also discontinued. The remaining assets of this subsidiary have been transferred to Puroflow Corporation.

In November, 1994, the Company sold the operating assets of its ultraviolet water purification products subsidiary, Ultra Dynamics, including inventories, property and intangible assets for 234,629, consisting of $100,000 cash and a note receivable of $134,629.

The disposition of these assets have been accounted for as discontinued operations and accordingly, the operating results of the subsidiaries are aggregated and reported as discontinued operation in the accompanying consolidated statement of operations. The 1995 financial statements have been restated to reflect the discontinued operations. Revenue applicable to the discontinued operations were $326,509 for the year ended January 31, 1996 and $2,615,540 for the year ended January 31, 1995.


NOTE 14 - VENDOR NOTE SETTLEMENTS

The Company paid $352,915 as settlement for $477,397 of vendor notes in the year ended January 31, 1997.


                        See independent auditors' report.

                              PUROFLOW INCORPORATED

                                INDEX TO EXHIBITS

This Index is filed in response to Item 14(a)(3), and the following documents are filed as Exhibits in response to Item 14(c), as required by Item 601 of Regulation S-K:

Exhibit
  No.       Description
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
  No.       Description
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

10.21       Note payable to Imperial Bank dated November 5, 1993*******

10.22       Security and Loan Agreement with Imperial Bank dated November 5,
            1993*******

10.23 Stipulation for immediate appointment of Receiver on behalf of Imperial Bank dated May 1, 1995********

10.24 Stipulation re First Amendment to Order Appointing Receiver dated September 5, 1995********

10.25 First Amendment to Stipulation re First Amendment to Order Appointing Receiver dated January 16, 1996********

10.26 Sublease dated July 27, 1995 between Kaiser Marquardt and the Company with sublease guarantor Kaiser Aerospace and Electronics
            ********

22          Subsidiaries of the Company

------------------

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

**** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 15, 1992.

***** Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on May 15, 1993.

****** Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on September 10, 1993.

******* Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on December 12, 1993.

******** Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on April 26, 1996.