Form 10QSB
period 1997-04-30
PUROFLOW INC
filed 1997-05-30
CIK 100591

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549





                                     FORM 10-QSB





                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934






   FOR THE QUARTER ENDED APRIL 30, 1997         COMMISSION FILE NUMBER 0-5622
--------------------------------------------------------------------------------


                                PUROFLOW INCORPORATED
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)






                   DELAWARE                                      13-1947195
---------------------------------------------------------------------------------------
  (State or other jurisdiction of incorporation     (I.R.S. Employer identification No.)
               or organization)





16559 SATICOY STREET, VAN NUYS, CALIFORNIA                           91406-1739
--------------------------------------------------------------------------------
      (Address of executive offices)                                 (ZIP Code)




         Registrant's telephone number, including area code:   (818) 756-1388

             Securities registered pursuant to Section 12(g) of the Act:


           Common Stock                                     Shares outstanding
     COMMON STOCK, $.01 PAR VALUE                                7,108,821
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

                                PUROFLOW INCORPORATED
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                                                  APRIL 30,     JANUARY 31,
                                                                     1997          1997
------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
   Cash                                                        $   180,008   $   164,415
   Accounts receivable
   Net of allowance for doubtful accounts of
       $49,504 at April 30, 1997 and January 31, 1997            1,634,708     1,462,170
   Inventories                                                   1,445,564     1,398,561
   Note receivable, current portion                                 28,924        40,889
   Prepaid expenses and other current assets                        75,074        57,595
------------------------------------------------------------------------------------------
       TOTAL CURRENT ASSETS                                      3,364,278     3,123,630
------------------------------------------------------------------------------------------

PROPERTY & EQUIPMENT
   Leasehold improvements                                           24,551        11,660
   Machinery and equipment                                       3,056,181     2,988,092
   Automobile                                                        1,679         1,679
   Tooling and dies                                                275,405       262,480
   Construction in progress                                        143,542       143,542
------------------------------------------------------------------------------------------
                                                                 3,501,358     3,407,453
   Less accumulated depreciation
       and amortization                                          2,517,895     2,452,888
------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                         983,463       954,565
------------------------------------------------------------------------------------------
DEFERRED TAXES                                                      51,000
OTHER ASSETS                                                        16,750        16,750
------------------------------------------------------------------------------------------
       TOTAL ASSETS                                            $ 4,415,491   $ 4,094,945
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Current portion of long term debt                           $   207,087   $   207,087
   Accounts payable                                                310,135       212,397
   Accrued expenses                                                156,007       186,395
------------------------------------------------------------------------------------------
       TOTAL CURRENT LIABILITIES                                   673,229       605,879
------------------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share
       authorized - 500,000 shares
        issued none
   Common stock, par value $.01 per share
       authorized - 12,000,000 shares
       issued and outstanding - 7,108,821 shares
       at April 30, 1997
       shares at January 31, 1997                                  430,579       430,579
       Additional paid-in capital                                4,947,727     4,947,727
       Accumulated deficit                                      (1,636,044)   (1,889,240)
------------------------------------------------------------------------------------------
       TOTAL STOCKHOLDERS' EQUITY                                3,742,262     3,489,066
------------------------------------------------------------------------------------------

       TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                                    $4,415,491  $  4,094,945
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------


           See accompanying notes to the consolidated financial statements.

                                PUROFLOW INCORPORATED
                         CONSOLIDATED STATEMENTS OF OPERATION
                                     (UNAUDITED)


                                                                       THREE MONTHS ENDED
                                                                             APRIL 30,
                                                                    1997               1996
-----------------------------------------------------------------------------------------------
Net revenue                                                     $2,349,632          $2,166,708
Cost of goods sold                                               1,737,016           1,445,221

-----------------------------------------------------------------------------------------------
    Gross profit                                                   612,616             721,487

Selling, general
    and administrative expense                                     412,769             400,700
-----------------------------------------------------------------------------------------------

    Operating income                                               199,847             320,787

Interest expense                                                      -                (36,102)
Non recurring expense                                                 -                (71,223)
Other income                                                         2,349                -
-----------------------------------------------------------------------------------------------

    Income before taxes                                            202,196             213,462

Provision for income taxes                                         (51,000)               -
-----------------------------------------------------------------------------------------------


    NET INCOME                                                  $  253,196          $  213,462
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
NET INCOME PER COMMON SHARE
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------

                                                                ----------         -----------
                                                                ----------         -----------
    Basic earnings per share                                    $     0.04          $     0.05
                                                                ----------         -----------
                                                                ----------         -----------
    Diluted earnings per share                                  $     0.03          $     0.04
                                                                ----------         -----------
                                                                ----------         -----------



           See accompanying notes to the consolidated financial statements.

                                PUROFLOW INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)



FOR THE THREE MONTHS ENDED APRIL 30,                                  1997          1996
------------------------------------------------------------------------------------------
CASH AT BEGINNING OF PERIOD                                     $  164,415     $      -

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       253,196        213,462
  Adjustments to reconcile net income to net cash
    provided by operating activities
    Depreciation and amortization                                   65,007         85,255
    Provision for losses on accounts receivable                        -           10,000
    Inventory valuation allowance                                  (25,300)
  Changes in operating assets and liabilities:
    Accounts receivable                                           (172,538)       221,552
    Inventories                                                    (21,703)      (143,580)
    Prepaid expenses and other current assets                      (17,479)      (135,311)
    Deferred taxes                                                 (51,000)
    Accounts payable                                                97,738         98,233
    Accrued expenses                                               (30,388)       (15,254)
------------------------------------------------------------------------------------------
         Net cash provided by operating activities                  97,533        334,357
------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                              (93,905)        (5,809)
  Payments received on notes receivable                             11,965         28,806
------------------------------------------------------------------------------------------
         Net cash provided by investing activities                 (81,940)        22,997
------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                     -          (59,363)
    Net repayment under line of credit                                 -         (235,857)
    Principal payments on long-term debt                               -          (49,622)
------------------------------------------------------------------------------------------
         Net cash used in financing activities                         -         (344,842)
------------------------------------------------------------------------------------------

NET INCREASE IN CASH                                                15,593         12,512

------------------------------------------------------------------------------------------
CASH AT END OF PERIOD                                           $  180,008      $  12,512
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------



           See accompanying notes to the consolidated financial statements.

                        PUROFLOW INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)



                                                     COMMON            ADDITIONAL          RETAINED
                                                     STOCK              PAID-IN            EARNINGS
FOR THE THREE MONTHS ENDED APRIL 30, 1997           PAR VALUE            CAPITAL                                TOTAL
------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1997                      $  430,579        $  4,947,727       $  (1,889,240)      $  3,489,066

Net income                                              -                   -               253,196            253,196
------------------------------------------------------------------------------------------------------------------------

Balance at April 30, 1997                        $  430,579        $  4,947,727       $  (1,636,044)      $  3,742,262
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------



         See independent auditors' report and notes to financial statements.

                                PUROFLOW INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                     (UNAUDITED)
                APRIL 30, 1997,  JANUARY 31, 1997, AND APRIL 30, 1996


NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1997 (The "Form 10-K") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

Inventories consist of the following:
                                                    APRIL 30,      JANUARY 31,
                                                      1997            1997
                                                  -----------------------------
              Raw materials and purchased parts     774,176         729,740
              Work in process                       296,470         247,868
              Finished goods and assemblies         374,918         420,953
                                                  -----------------------------
                   Totals                      $  1,445,564     $ 1,398,561
                                                  -----------------------------
                                                  -----------------------------


NOTE 3 - STOCKHOLDERS EQUITY

On March 26, 1996, the Company entered into an agreement with an investment banker to raise equity through a private placement offering. On July 24, 1996, such offering was completed. The Company sold 2,530,000 shares of common stock and received $1,742,900 of net proceeds, including $1,300 of interest. The purchase price of the common stock was $.80 per share. From the gross proceeds, the underwriter received $202,400 as a fee. The underwriter also received a 24 month option to purchase 177,100 common shares, at a price of $.80 per share. Proceeds received by the Company are used to retire bank debt and other pre-Receiver debt. The Company registered the securities on March 7, 1997.

NOTE 4 - NET INCOME PER SHARE

Reconciliation of basic and diluted earnings per share:

                                       -----------------------------------------
                                          INCOME        SHARES        PER-SHARE
                                                                        AMOUNT
                                       -----------------------------------------

3 MONTHS ENDED APRIL 30, 1997
Basic earnings per share               $  253,196      7,108,821        $   .04
                                                                        -------
                                                                        -------

Effect of Diluted Securities
----------------------------
Stock options                                            151,628
                                       ----------     ----------

Diluted earnings per share             $  253,196      7,260,449        $   .03
                                       ----------     ----------        -------
                                       ----------     ----------        -------

3 MONTHS ENDED APRIL 30, 1996

Basic earnings per share               $  213,462      4,578,521        $   .05
                                                                        -------
                                                                        -------

Effect of Diluted Securities
----------------------------
Stock Options                                            245,878
                                      -----------     ----------

Diluted earnings per share             $  213,462      4,824,399        $   .04
                                       ----------      ---------        -------
                                       ----------      ---------        -------

Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive.

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

NOTE 6 - NONRECURRING EXPENSES

Nonrecurring expenses are the monthly administrative fees charged by the Receiver during the receivership period. The Receivership Estate began on May 1, 1995 and ended on August 22, 1996.

NOTE 7 - INCOME TAXES

Income tax benefits recognized represents the benefit of income tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1997, the Company had cash available of $180,008, compared to $164,415 on January 31, 1997, was free of bank debt and it had a current ratio of 5.00 to 1 at April 30, 1997, compared to 5.16 to 1 on January 31, 1997.

OPERATING ACTIVITIES

Operations provided $97,533 of cash flow in three months ended April 30, 1997 versus $334,357 in the three months ended April 30, 1996. The lower cash flow from operations results from the increase in accounts receivable reflecting higher sales in the current quarter than the previous year's quarter.

INVESTING ACTIVITIES

The Company invested $93,905 in new capital equipment in the current quarter predominantly for equipment for a new type of airbag filter.

FINANCING ACTIVITIES

The Company has unused revolving credit line of $750,000 which bears interest at the rate of prime plus 1.5% per annum, secured by the Company's accounts receivable and inventory. The Company also has a non-revolving equipment acquisition loan of $300,000 which bears interest at prime rate plus 1.75% per annum. The Company is in compliance with all covenants under its loan agreement with the Bank.

RESULTS OF OPERATIONS FOR QUARTER ENDED APRIL 30, 1997

REVENUES

Sales were $2,349,632 in 1997, compared to $2,166,708 in 1996, representing an increase of $182,924 or 8.7%, due primarily to increased shipments of high performance filters.

GROSS PROFIT

Gross profit as a percentage of sales was 26% in April 1997, compared to 33% in April 1996, representing a decrease of 7% due to increased cost of materials and labor in producing airbag filters and charges of increased R & D on a new type of airbag filters.

OPERATING INCOME

Operating income was $199,847 in April 1997 compared to $320,787 in April 1996, a decrease of $120,727 due to the lower margins on airbag filters and the impact of the cost of new product development.

INTEREST CHARGES

Interest on bank loans were $36,102 in 1996 and completely eliminated in 1997.

INCOME TAXES

A tax benefit of $51,000 was recognized as a result of income tax loss carryforwards.


PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

1. Reliable Metallurgical Processes Inc. commenced an action against Puroflow Corporation and Michigan Dynamics Inc. in September, 1995 in Los Angeles County Superior Court for breach of contract, open account, and anticipatory breach. This action is being vigorously opposed and the Registrant has filed a cross-complaint alleging for failure to properly perform the alleged Contract, ultra vires acts in consummation of original Agreement, and breach of fiduciary obligation by a former Director and Officer of Registrant who were also Officers and Directors of the Plaintiff.

2. Jerome Pearlman d.b.a. J&F Enterprises, a former Director of the Registrant, commenced an action in the Los Angeles County Supreme Court, for breach of an alleged promissory note. The Registrant will vigorously defend by filing a cross-complaint against Plaintiff for breach of fiduciary duty and constructive trust, seeking a return of all funds paid to Plaintiff plus interest.

3. J&F Management, Inc., controlled by Jerome Pearlman, a former Director of the Registrant, commenced an action in Municipal Court of Santa Monica Judicial District against the Registrant, and the Court appointed Receiver for possession and conversion of personal property. Defendants have vigorously defended the action by filing a motion to disqualify Plaintiff's Counsel, a demurrer to the complaint, and a cross-complaint seeking recision of the contract and restitution to Defendant of all funds paid to the Plaintiff pursuant to contract for a breach of Pearlman's fiduciary duties to the Registrant.

4. The confession of judgment obtained by Memtec America Corporation against the Registrant on December 19, 1995, previously reported on Form 10-K for the fiscal year ended January 31, 1996, was vacated by order of the Circuit Court for Baltimore County on June 24, 1996. The Registrant filed an amended counter-claim and third party complaint on August 12, 1996 against Memtec and four former employees of the Registrant now employed by Memtec. The counter-claim contains many allegations against Memtec and the four former employees and seeks substantial compensatory and punitive damages against Memtec and against Joseph B. Jasso and Michael V. Perry, former Puroflow President & CEO and Plant Manager, respectively.

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


                                   PUROFLOW INCORPORATED


May 29, 1997                       By:  /s/  Michael H. Figoff
                                        -----------------------------------
                                        Michael H. Figoff
                                        President/Chief Executive Officer