Form 10-K405/A
period 1997-01-31
PUROFLOW INC
filed 1997-06-13
CIK 100591

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                  AMENDMENT NO. 1 TO
                                      FORM 10-K

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


                              Commission File No. 0-5622

                                PUROFLOW INCORPORATED
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

                    DELAWARE                              13-1947195
        -------------------------------    ------------------------------------
       (State or other jurisdiction of     (I.R.S. Employer Identification No.)
        incorporation or organization)

   16559 Saticoy Street,  Van Nuys,  California               91406
   --------------------------------------------             ----------
     (Address of principal executive offices)               (Zip Code)


    Registrant's telephone number, including area code:    (818) 756-1388

    Securities registered pursuant to Section 12(b) of the Act:      None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $3,249,104 as of April 30, 1997, based upon the closing price on the NASDAQ Electronic Bulletin Board System reported for such date. Shares of Common Stock held by each Officer and Director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. The determination of an affiliate status is not necessarily a conclusive determination for other purposes.

    Number of shares of Common Stock outstanding as of April 30, 1997:
    7,108,521

                                PUROFLOW INCORPORATED
                            1997 FORM 10-K ANNUAL REPORT
                                  TABLE OF CONTENTS


                                                                           PAGE
                                        PART I

ITEM 1.  Business                                                           1

ITEM 2.  Properties                                                         5

ITEM 3.  Legal Proceedings                                                  5

ITEM 4.  Submission of Matters to Vote of Security Holders                  6


                                       PART II

ITEM 5.  Market for Registrant's Common Equity and Related
         Shareholder Matters                                                7

ITEM 6.  Selected Consolidated Financial Data                               8

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              9

ITEM 8.  Financial Statements and Supplementary Data                        12

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                               12


                                       PART III

ITEM 10. Directors and Executive Officers of the Registrant                 12

ITEM 11. Executive Compensation                                             14

ITEM 12. Security Ownership of Certain Beneficial Owners and Management     14

ITEM 13. Certain Relationships and Related Transactions                     15


                                       PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K    16

         Signatures                                                         17

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

At January 31, 1997, an accrual in the amount of approximately $242,000 has been recorded in anticipation of judgments which may result against the Company as a result of the foregoing. Although the Company cannot determine the potential liability which may result from the foregoing, it believes it will prevail in its defenses, and does not expect that such litigation will have a material adverse effect on its financial position or results of operation. See "Financial Statements - Note 7".

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



                                                            High      Low
                                                           -----     -----
                                                           -----     -----
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


    Fiscal Year Ended January 31, 1998
         Three Months Ending April 30, 1997. . . . . .     13/16      5/8


     (1) The Common Stock of the Company was delisted by NASDAQ on June 9, 1995, as a result of the Company not meeting the minimum capital requirement. Trading in the Common Stock resumed on November 17, 1995, with a listing on the Bulletin Board System.


On April 30, 1997, the closing bid price for the Company's Common Stock on the Bulletin Board System was $.625 per share. As of April 30, 1997, the Company had approximately 328 stockholders of record.

As a result of its current financial condition and prior operating loss, the Company will not be in a position to pay cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA


                                                                      YEAR ENDED JANUARY 31,
                                                    --------------------------------------------------------
                                                    --------------------------------------------------------
                                                      1993        1994        1995        1996        1997
                                                    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------
                                                                (in thousands, except per share data)
STATEMENT OF OPERATIONS DATA (1):

Net Sales                                           $  5,899    $  5,908    $  9,044    $  8,816    $  8,458
Cost of goods sold                                     6,155       5,137       7,644       5,957       5,888
                                                    --------    --------    --------    --------    --------
Gross profit                                            (256)        771       1,400       2,859       2,570
Selling, general & administrative expense              2,057       1,313       1,629       1,443       1,446
                                                    --------    --------    --------    --------    --------
Operating income (loss)                               (2,313)       (542)       (229)      1,416       1,124
Other income (expense)                                    68                                (282)        (61)
Non recurring expenses (2)                                          (213)       (292)       (253)       (394)
                                                    --------    --------    --------    --------    --------
Income (loss) from continuing operations
  before income taxes                                 (2,245)       (755)       (521)        881         669
Provision (benefit for income taxes)                     (65)                      6           6           6
                                                    --------    --------    --------    --------    --------

Income (loss) from continuing operations              (2,180)       (755)       (527)        875         663
Income (loss) from discontinued operations (1)          (494)        189      (1,845)         23         -0-
                                                    --------    --------    --------    --------    --------
Net income (loss)                                   $ (2,674)   $   (566)   $ (2,372)   $    898    $    663
Net income (loss) per common share:
  From continuing operations                        $  (0.66)   $  (0.20)   $  (0.12)   $    .19    $    .11
  From discontinued operations                         (0.15)       0.05       (0.41)                    .11
                                                    --------    --------    --------    --------    --------
                                                    $  (0.81)   $  (0.15)   $  (0.53)   $    .19    $    .11

WEIGHTED AVERAGE NUMBER OF SHARES:                     3,290       3,724       4,509       4,632       6,107


                                                                      YEAR ENDED JANUARY 31,
                                                    --------------------------------------------------------
                                                    --------------------------------------------------------
                                                      1993        1994        1995        1996        1997
                                                    --------    --------    --------    --------    --------
                                                    --------    --------    --------    --------    --------
                                                                         (in thousands)

 BALANCE SHEET DATA:

 Working Capital                                    $    137    $    823    $ (1,214)   $    (13)   $  2,518
 Total Assets                                          7,897       7,329       4,721       3,962       4,094
 Long-Term Debt                                           53         108          71         -0-        -0-
 Stockholders' Equity                                  1,781       2,307         185       1,083       3,489


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



                                            YEAR ENDED JANUARY 31,
                                    ---------------------------------------
                                    ---------------------------------------
                                                 (in thousands)

                                       1995           1996           1997
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------
Net Sales:
  Airbag Filters                    $   6,361      $   4,175       $  3,639
  High Performance Filters              2,684          4,641          4,819
                                    ---------      ---------      ---------
    TOTAL                           $   9,045      $   8,816       $  8,458
                                    ---------      ---------      ---------
                                    ---------      ---------      ---------

RESULTS OF OPERATIONS

The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for each of the three years in the period ended January 31, 1997.

                                                   YEAR ENDED JANUARY 31,
                                                 --------------------------
                                                 --------------------------
                                                       (in thousands)
                                                  1995      1996      1997
                                                 ------    ------    ------
                                                 ------    ------    ------
Net Sales:                                       100.0%    100.0%    100.0%
                                                 ------    ------    ------
  Cost and expenses:
     Cost of goods sold                            84.6      67.5      69.6
     Selling, general and administrative           18.0      16.4      17.1
     Other (income) expense                        (0.2)                (.1)
     Non-recurring expenses                                   2.9       4.7
     Interest expense                               3.4       3.2        .8
                                                 ------    ------    ------
     Income (loss) from continuing operations
       before income taxes                        ( 5.8)     10.0       7.9
     Provision for income taxes                     (.1)      (.1)      (.1)
     Income (loss) from discontinued operations    20.3       0.3         -
                                                 ------    ------    ------
     Net income (loss)                            (26.2)%   10.2%      7.8%
                                                 ------    ------    ------


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

EFFECTS OF INFLATION ON BUSINESS

Management believes that inflation has not had a material affect on the Company's operations.

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

ITEM 9.   DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.
                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                                OWNER OF RECORD     PERCENT
     NAME OF NOMINEE          PRINCIPAL                          DIRECTOR       BENEFICIALLY AS     OF
     (AGE)                    OCCUPATION                         SINCE          OF MAY 15, 1997     CLASS
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------
     MICHAEL H. FIGOFF        Chief Executive Officer            1993           157,000(1)          2.1%
     (53)                     and President

     REUBEN M. SIWEK          Chairman of the Board              1982           143,750(2)(3)       1.9%
     (77)                     of Directors, and
                              General Counsel

     DR. TRACY KENT PUGMIRE   Aerospace Consultant               1991            43,555(4)            *
     (66)                     Member of Audit Committee

     ROBERT A. SMITH          Vice Chairman of the
     (57)                     Board of Directors                 1994            34,000(5)            *

     LEO S. UNGER             Retired Executive                  1995           126,000(6)          1.7%
     (79)

     * LESS THAN 1%
     ALL DIRECTORS AND OFFICERS AS A GROUP (5 PERSONS)                          504,305             5.7%
-------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------


(1) Mr. Figoff was elevated to the position of President/CEO in May 1995 from his previous position of Executive Vice President. Mr. Figoff joined Puroflow in November 1988 as the Director of Marketing, leaving his previous position as Director of Marketing for a division of Ferranti International. Mr. Figoff has more than 30 years of experience in the marketing and manufacture of aerospace and defense related products. Mr. Figoff holds degrees in Business Administration and Marketing Management. The total shares owned of record include options to purchase 155,000 shares.

(2) Reuben M. Siwek, Esq. was elected to the Board of Directors in March 1982. Mr. Siwek is a practicing attorney in the State of New York for more than 46 years. Mr. Siwek received his Bachelor Degree in Business Administration from St. Johns University in January of 1943 and his Juris Doctor from St. Johns University in November of 1949. He holds a C.P.A. certificate from the State of New York issued in November of 1943.

(3) Mr. Siwek's spouse owns 60,000 shares for which beneficial ownership is disclaimed.

(4) Dr. Tracy Kent Pugmire is an independent technical representative and consultant. He has provided representation and consulting for Zeppelin Metailwerke of Germany, Spincraft, a Division of Standex International, BDM and Orbital Sciences. He is currently involved with design and fabrication activities on the X-33 and X-34 rocket vehicles. Previously he was Executive Vice President of ARDE Inc. and worked as a Program Manager for several companies including TRW Space Systems Division, Technion Inc., AVCO Missile and Space Systems (now a division of Textron), General Electric Space Sciences Laboratory, and Boeing Propulsion and Mechanical Systems Department. Dr. Pugmire's formal education was in the fields of Engineering Physics and Physical Chemistry. The total shares owned of record include an option to purchase 30,000 shares.

(5) Robert A. Smith received his BS Degree in Mechanical Engineering from Polytechnic Institute of Brooklyn (1964) and a Masters in Business Administration from UCLA (1978). His continuing education included Harvard's Advanced Management Program and UCLA'S Executive Program. He is currently President of Haskel International Incorporated Industrial Product Group. Prior positions included President of Engineered Filtration Company from October 1992 to January 1994, President of Puroflow Corporation from February 1991 to October 1992, and President of RTS Systems Incorporated from May 1988 to February 1991, when the company was acquired by Telex Communications, Inc. Mr. Smith served as President of Purolator Technologies Inc. from 1980 to 1988 and served HR Textron Inc. from 1964 to 1980 where he was General Manager of the Filter Division. He started his career with Pall Corporation (1960) as a design and applications engineer and was there until 1964. Mr. Smith is a Certified Professional Manager with extensive engineering, marketing and general management experience in the filter industry. The total shares owned of record include an option to purchase 30,000 shares.

(6) Leo S. Unger received his BA Degree in Math and Chemistry in 1940 from
Drake University in Iowa. Mr. Unger served with distinction in the United States Marine Corps from 1940 to 1958, retiring with the rank of Lt. Colonel. Mr. Unger established his executive and marketing abilities in 1953 as a Manufacturers Representative when he created Leo Unger & Associates and various wholly owned subsidiaries engaged in the importation of fishing tackle and small screw machine parts for distribution through wholesale distributors in the United States. He served as President from 1953 through 1985 when he retired. Mr. Unger will add his executive organized marketing skills to the Board and its new Management team. The total shares owned of record include an option to purchase 15,000 shares.

All of the Nominees were previously elected at the Annual Meeting of Stockholders. THE BOARD OF DIRECTORS RECOMMENDS THAT SHAREHOLDERS VOTE "FOR" THE ELECTION OF EACH OF THE NOMINEES DESCRIBED ABOVE.

ITEM 11. EXECUTIVE COMPENSATION

The compensation of each of the five (5) most highly compensated Executive Officers of the Company and its subsidiaries, and of all Executive Officers as a group, for services rendered to the Company in all capacities during the twelve month period ended January 31, 1997 was as follows:

                                           ANNUAL                  ALL OTHER
NAME AND PRINCIPAL POSITION      YEAR   COMPENSATION   OPTIONS   COMPENSATION
---------------------------      ----   ------------   -------   ------------


Michael H. Figoff               1997    $ 142,417         -0-     $ 15,975
Chief Executive Officer and     1996      104,500     100,000       16,748
President                       1995      105,213      55,000       16,748

Joseph B. Jasso                 1997          -0-
Former Chief Executive Officer  1996          -0-
and  President                  1995       96,596                   17,420

Sandy Yoshisato                 1997       57,750         -0-        4,200
Corporate Secretary and         1996       48,854       8,000        2,975
Director of Human Resources     1995       37,266       2,000           94

TOTAL 1997                              $ 200,167         -0-     $ 20,175(1)

(1)  Includes auto allowance, life insurance and disability premiums


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information as to the number of shares of Common Stock beneficially owned as of the date of this Prospectus by (I) each beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) each current Named Executive Officer and director and (iii) all current executive officers and directors of the Company as a group. All shares are owned both of record and beneficially unless otherwise indicated.

NAME AND ADDRESS OF                  NUMBER AND PERCENTAGE OF SHARES OF COMMON
BENEFICIAL OWNER (1)                         STOCK BENEFICIALLY OWNED (2)
--------------------                 -----------------------------------------

                                        SHARES OWNED        PERCENTAGE OWNED
                                        ------------        ----------------

  Michael H. Figoff                     157,000 (3)              2.1%
  Sandy Yoshisato                        10,000 (3)                *
  Reuben M. Siwek                       143,750 (3)              1.9%
  Robert A. Smith                        34,000 (3)                *
  Dr. Tracy K. Pugmire                   43,555 (3)                *
  Leo S. Unger                          126,000 (3)              1.7%
  Virginia Retirement System            625,000                  8.5%
  George Solymar                        450,650                  6.0%
  All Directors and Executive
  Officers as a Group  (6 persons)      514,305                  6.9%

*    Less than 1%

(1) The address of each officer and director is c/o Puroflow Incorporated, 16559 Saticoy Street, Van Nuys, California 91406.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of Common stock shown as beneficially owned by them.

(3) Includes as to Mr. Figoff, Ms. Yoshisato, Messrs. Siwek, Smith, Pugmire and Unger options exercisable within 60 days to purchase 155,000, 10,000, 50,000, 30,000, 30,000, and 15,000 shares, respectively.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Reuben M. Siwek, Chairman of the Board of the Company, renders legal services to the Company. The Company incurred expenses of approximately $62,033, $42,284 and $80,625 during fiscal years 1997, 1996, and 1995 respectively, for legal services rendered by Mr. Siwek.

The Company incurred expenses of approximately $68,155 and $150,000 during fiscal years 1996 and 1995, respectively for rental of the former principal manufacturing and corporate offices of the Company from a company owned by a former member of the Board of Directors. The Company has moved from such facilities and all payments relating to the rental of such offices have been terminated. The Receiver also terminated all payments under an alleged capital lease of computer equipment by a former director of the Company. As a result of the termination of the payments relating to such computer equipment, the Company is involved in a lawsuit brought by the former director seeking damages not to exceed $25,000. There is currently no litigation with respect to the termination of rental payments relating to the company's former premises. Upon termination of the Receivership, the Receiver no longer exercises any authority over the affairs of the Company (although the Receiver is representing the Company in the litigation with the Company's former director).

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

          PUROFLOW INCORPORATED



     By                    /s/ Michael H. Figoff                   June 10, 1997
        ------------------------------------------------------
               Michael H. Figoff
               President/Chief Executive Officer
               Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.


     By                    /s/ Michael H. Figoff                   June 10, 1997
        ------------------------------------------------------
               Michael H. Figoff
               President/Chief Executive Officer
               Director



     By                    /s/ Reuben M. Siwek                     June 10, 1997
        ------------------------------------------------------
               Reuben M. Siwek
               Chairman of the Board
               General Counsel



     By                    /s/ Robert A. Smith                     June 10, 1997
        ------------------------------------------------------
               Robert A. Smith
               Vice Chairman of the Board



     By                    /s/ Tracy K. Pugmire                    June 10, 1997
        ------------------------------------------------------
               Dr. Tracy K. Pugmire
               Director



     By                    /s/ Leo S. Unger                        June 10, 1997
        ------------------------------------------------------
               Leo S. Unger
               Director

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



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Burbank,  California

April 1, 1997

                       PUROFLOW INCOPRPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                              January 31, 1997 and 1998


                                                               1997                1996
                                                           -----------        -------------

ASSETS

CURRENT ASSETS:
  Cash, note 9                                           $   164,415
  Accounts receivable
   Net of allowance for doubtful
   accounts of $49,504
   (January 31, 1997) and $140,000
   (January 31, 1996), note 3                               1,462,170        $  1,548,495
  Inventories                                               1,398,561           1,239,467
  Current portion of note receivable, note 2                   40,889              43,831
  Prepaid expenses and deposits                                57,595              33,700
                                                          -----------       -------------

    TOTAL CURRENT ASSETS                                    3,123,630           2,865,493
                                                          -----------       -------------



PROPERTY AND EQUIPMENT - NOTE 3
   Leasehold improvements                                      11,660
   Machinery and equipment                                  2,988,092           2,880,343
   Automobile                                                   1,679
   Tooling and dies                                           262,480             253,921
   Construction in progress                                   143,542              20,000
                                                          -----------       -------------
                                                            3,407,453           3,154,264
   Less accumulated depreciation
    and amortization                                        2,452,888           2,134,836
                                                          -----------       -------------

    NET PROPERTY AND EQUIPMENT                                954,565           1,019,428
                                                          -----------       -------------

NOTE RECEIVABLE, NOTE 2                                                            60,276

OTHER ASSETS                                                   16,750              16,750
                                                          -----------       -------------

TOTAL ASSETS                                             $  4,094,945        $  3,961,947
                                                          -----------       -------------
                                                          -----------       -------------


                                                               1997                 1996
                                                          -----------       -------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Bank overdraft                                                             $     59,363
  Line of credit, note 3                                                          235,857
  Current portion of long-term debt,
  notes 4 & 7                                            $    207,087           1,763,681
  Accounts payable                                            212,397             582,393
  Accrued expenses                                            186,395             237,472
                                                          -----------       -------------

         TOTAL CURRENT LIABILITIES                            605,879           2,878,766
                                                          -----------       -------------



LONG TERM DEBT, NOTE 4
                                                          -----------       -------------




COMMITMENTS AND CONTINGENCIES, NOTE 7

STOCKHOLDERS' EQUITY, NOTES 5 AND 10
  Preferred stock, par value $.10 per share
   authorized - 500,000 shares
   issued - None
  Common stock, par value $.01 per share
   authorized - 12,000,000 shares
   issued and outstanding - 7,108,621 shares
    at January 31, 1997 and 4,578,521 shares
    at January 31, 1996                                       430,579             405,279
   Additional paid-in capital                               4,947,727           3,230,127
   Accumulated deficit                                     (1,889,240)         (2,552,225)
                                                          -----------       -------------

TOTAL STOCKHOLDERS' EQUITY                               $  3,489,066        $  1,083,181
                                                          -----------       -------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                   $  4,094,945        $  3,961,947
                                                          -----------       -------------
                                                          -----------       -------------





                       PUROFLOW INCOPRPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


YEARS ENDED JANUARY 31,                                   1997            1996              1995
                                                     -------------   --------------    -------------
Net sales                                           $  8,458,454      $  8,815,889     $  9,044,707
Cost of goods sold                                     5,888,825         5,957,007        7,644,422
                                                    ------------      ------------     ------------

Gross profit                                           2,569,629         2,858,882        1,400,285

Selling, general and administrative expenses           1,445,626         1,442,926        1,630,032
                                                    ------------      ------------     ------------

Operating income (loss)                                1,124,003         1,415,956         (229,747)

Other income and (expense)
  Other  income (expense)                                 10,173            (2,895)          14,132
  Interest expense                                       (71,407)         (279,237)        (305,627)
  Nonrecurring expenses                                 (394,184)         (253,085)
                                                    ------------      ------------     ------------

Income (loss) from continuing
  operations before tax                                  668,585           880,739         (521,242)

Income tax expense, note 6                                 5,600             5,600            5,600
                                                    ------------      ------------     ------------

Income (loss) from continuing operations                 662,985           875,139         (526,842)


Discontinued operations, note 13
   Loss from operations                                                    (67,264)      (1,845,314)
   Gain from write-off of excess
     reserves,  note 11                                                    235,404
   Loss on sale of property and equipment                                 (145,160)
                                                    ------------      ------------     ------------

                                                                            22,980       (1,845,314)
                                                    ------------      ------------     ------------

Net income (loss)                                   $    662,985      $    898,119     $ (2,372,156)
                                                    ------------      ------------     ------------
                                                    ------------      ------------     ------------

Net income (loss) per common share:
  Continuing operations                             $       0.11      $       0.19     $      (0.12)
  Discontinued operations                                                                     (0.41)
                                                    ------------      ------------     ------------

Primary earnings per share                          $       0.11      $       0.19     $      (0.53)
                                                    ------------      ------------     ------------
                                                    ------------      ------------     ------------

Weighted average number of shares                      6,107,812         4,631,740        4,508,521
                                                    ------------      ------------     ------------
                                                    ------------      ------------     ------------




                       PUROFLOW INCOPRPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                            January 31, 1997,1996 and 1995


                                    COMMON             ADDITIONAL         RETAINED
                                     STOCK              PAID-IN           EARNINGS
                                   PAR VALUE            CAPITAL             TOTAL               TOTAL
                                  ------------     --------------      --------------      -------------
Balance at January 31, 1994       $  391,280        $  2,994,126       $  (1,078,188)       $  2,307,218

Sale of common stock                  13,999             236,001                                 250,000

Net loss                                                                  (2,372,156)         (2,372,156)
                                 -----------       -------------        ------------       -------------


Balance at January 31, 1995          405,279           3,230,127          (3,450,344)            185,062

Net income                                                                   898,119             898,119
                                 -----------       -------------        ------------       -------------

Balance at January 31, 1996          405,279           3,230,127          (2,552,225)          1,083,181

Sale of common stock                  25,300           1,717,600                               1,742,900

Net income                                                                   662,985             662,985
                                 -----------       -------------        ------------       -------------

Balance at January 31, 1997       $  430,579        $  4,947,727       $  (1,889,240)       $  3,489,066
                                 -----------       -------------        ------------       -------------
                                 -----------       -------------        ------------       -------------


                       PUROFLOW INCOPRPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS


YEARS ENDED JANUARY 31,                                             1997                1996               1995
                                                                -----------         -----------      --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                             $  662,985          $  898,119       $  (2,372,156)
  Adjustments to reconcile net income (loss) to net
    cash provided by/used in operating activities:
   Depreciation and amortization                                   318,052             340,103             365,934
   Provision for losses on accounts receivable                     (20,000)            104,205             134,069
   Inventory valuation allowance                                    35,150              59,000             999,305
   Loss on sale of assets                                                              157,057
   Gain on vendor notes settlements                               (124,482)
  Changes in operating assets and liabilities:
   Accounts receivable                                             106,325            (386,550)            242,305
   Inventories                                                    (194,244)             73,073           1,154,010
   Prepaid expenses and other assets                               (23,895)            114,421             (83,328)
   Accounts payable and accrued expenses                          (421,073)            (46,962)            288,426
                                                               -----------         -----------         -----------
    NET CASH PROVIDED BY
     OPERATING ACTIVITIES                                          338,818           1,312,466             728,565
                                                               -----------         -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (253,189)           (131,336)           (122,182)
  Proceeds from sale of assets                                                         326,700
  Payments received on notes receivable                             63,218              23,906
  Other assets                                                                                              (3,109)

    NET CASH PROVIDED BY
                                                               -----------         -----------         -----------
     (USED IN) OPERATING ACTIVITIES                               (189,971)            219,270            (125,291)
                                                               -----------         -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                                   (59,363)             59,363             250,000
  Proceeds from sale of common stock                             1,742,900
  Net borrowing (repayments) under line of credit                 (235,857)           (574,146)             65,412
  Principal payments on long-term debt                          (1,432,112)         (1,095,262)           (838,761)
  Principal payments under capital lease obligations                                                       (26,346)
    ADVANCES TO OFFICERS AND EMPLOYEES                                                   3,868               1,941
                                                                ----------         -----------         -----------
     NET CASH (USED IN) FINANCING ACTIVITIES                        15,568          (1,606,177)           (547,754)
                                                                ----------         -----------         -----------

NET INCREASE (DECREASE) IN CASH                                    164,415             (74,441)             55,520
CASH AT BEGINNING OF PERIOD                                            -0-              74,441              18,921
                                                                ----------         -----------         -----------
CASH AT END OF PERIOD                                           $  164,415             $   -0-           $  74,441
                                                                ----------         -----------         -----------
                                                                ----------         -----------         -----------




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


INVENTORIES

Inventories are stated at the lower of cost of market on a first-in, first-out basis, and consists of the following items:

                                           JANUARY 31,         January 31,
                                               1997                1996
                                           -----------         -----------
    Raw materials and purchased parts      $   729,740         $   757,921
    Work in progress                           247,868             235,404
    Finished goods                             420,953             246,142
                                           -----------         -----------
        Total                              $ 1,398,561         $ 1,239,467
                                           -----------         -----------
                                           -----------         -----------

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


RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenditures are expensed as incurred and are approximately as follows for the years ended January 31, :

                   1997                1996                1995
               ------------        ------------        ------------
                 $ 6,500             $ 28,000           $ 381,000
               ------------        ------------        ------------
               ------------        ------------        ------------

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


NOTE 2 - NOTE RECEIVABLE


                                            JANUARY 31,         JANUARY 31,
                                                1997                1996
                                            -----------         -----------
8 1/2% note receivable,  monthly
  principal and interest payments of
  $4,250, secured by equipment of the
  debtor, maturing in November, 1997          $  40,889           $ 104,107

Less current portion                             40,889              43,831
                                            -----------         -----------
                                              $     -0-           $  60,276
                                            -----------         -----------
                                            -----------         -----------


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

NOTE 4 - LONG-TERM DEBT

                                                   JANUARY 31,     January 31,
                                                       1997            1996
                                                   -----------     -----------
Note payable to bank at prime rate plus 3 1/2%,
  secured by all assets of the Company,
  matured in June, 1996.                           $               $   107,900

Note payable to bank at prime rate plus 3 1/2%,
  secured by all assets of the Company, matured
  in June, 1996.                                                       971,297

Notes payable to vendors bearing no interest
  maturing at various dates.  These notes were
  negotiated with vendors to convert accounts
  payable balances into notes with terms varying
  from three months to three years.  All these
  notes existed when the Receiver was appointed
  on May 1, 1995.  All the notes have been paid
  in full or written-off, except for two which
  are in dispute (see Note 7).                     $   207,087     $   684,483
                                                   -----------     -----------
Less current portion                                   207,087       1,763,680
                                                       207,087       1,763,680
                                                   -----------     -----------
Long-term debt                                     $       -0-     $       -0-
                                                   -----------     -----------
                                                   -----------     -----------

All the above bank debt was repaid in August, 1996 and replaced by the new loan commitments (See Notes 3 and 12).

Interest paid in cash totaled as follows, for the years ended January 31, :

                  1997                     1996                     1995
               ----------               ----------               ----------
               ----------               ----------               ----------
               $ 87,017                 $  263,627               $ 305,627
               ----------               ----------               ----------
               ----------               ----------               ----------

NOTE 5 - STOCK OPTION PLANS

In the year ended January 31, 1996, the Company implemented stock option plans which provide for the granting of options to certain officers and key employees to purchase shares of its common stock within prescribed periods at prices that vary from $0.25 to $0.75. Share activity under the Company's stock option plans is summarized below:

                                                                 SHARES
                                                            ----------------
Held at January 31, 1995 (outstanding and unexercised)             -0-
Granted                                                          359,000
Exercised                                                          -0-
Canceled or expired                                                -0-
                                                            ----------------
Held at January 31, 1996 (outstanding and unexercised)           359,000

     Granted                                                            -0-
     Exercised                                                          100
     Canceled or expired                                              9,000
                                                                 ------------
     Held at January 31, 1997 (outstanding and unexercised)         349,900

     Shares exercisable, January 31, 1997                           249,860
                                                                 ------------
     Shares available for future grants, end of period              266,000
                                                                 ------------
     Price range of options held, January 31, 1997               $.025- $ .075

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



NOTE 6 - INCOME TAXES

The following is a reconciliation of the tax provision, computed by applying the statutory federal income tax rates, and the income tax provision per the financial statements for the years ended January 31, :


                                                          1997         1996
                                                       ----------   ----------
   Income tax provision at 34%                         $  227,319    $ 305,360
   Meals and entertainment                                  2,048
   Officer's life insurance                                 2,803
   Excess book  (tax)  depreciation and amortization       30,707      (39,658)
   Excess book loss on disposition                                      20,252
   Change in allowance for doubtful accounts              (30,769)     (21,920)
   Write-off of obsolete inventory                        (51,396)    (338,358)
   Reserve for legal matters                                9,059       11,975
   Other                                                    2,608       11,440
   State taxes for prior year                              (1,632)
   Benefit of net operating loss carryforwards           (190,747)
                                                       ----------   ----------
   Current federal tax benefit                                -0-      (50,909)
   Current State tax benefit                                  -0-      (12,106)
                                                       ----------   ----------
     Net current tax benefit                                  -0-      (63,015)

   Unrecognized benefit of losses                                       63,015
   Minimum California franchise tax                         5,600        5,600
                                                       ----------   ----------

       Provision for income taxes                      $    5,600   $    5,600
                                                       ----------   ----------
                                                       ----------   ----------

Deferred tax benefits reflect the impact of loss carryforwards and, temporary differences between the assets and liabilities recorded for financial reporting purposes and tax purposes. These differences are as follows:

                                                 1997                1996
                                            -----------         -----------
Allowance for doubtful accounts               $  16,831         $    60,620
Allowance for inventory obsolescence             78,426             165,332
Less valuation allowance                        (95,257)           (225,952)
                                            -----------         -----------

    Current                                   $     -0-         $       -0-
                                            -----------         -----------
                                            -----------         -----------

Tax loss carryforward                           927,362           1,422,366
Depreciation and amortization                   (47,071)            (41,741)
Reserve for legal matters                        43,059              43,300
Less valuation allowance                       (923,350)         (1,423,925)
                                            -----------         -----------

    Non current                               $     -0-         $       -0-
                                            -----------         -----------
                                            -----------         -----------

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


NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is committed to minimum lease payments on a non-cancelable operating lease for its facility, which expires in August, 2000, as follows:

     Twelve Months Ending January 31,
     --------------------------------
               1998                                    $  291,000
               1999                                       291,000
               2000                                       291,000
               2001                                       169,750
               2002                                         -0-
                                                       ----------
               TOTAL                                   $1,042,750
                                                       ----------
                                                       ----------

The leases with respect to the former location were terminated under the powers of the Receiver.

Total rental expense under the facility lease (including expenses) is as follows in the years ending January 31,:

                  1997                1996                1995
               ----------          ----------          ----------
               $  305,000          $  275,000          $  410,000
               ----------          ----------          ----------
               ----------          ----------          ----------

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


NOTE 9 - CONCENTRATIONS

MAJOR CUSTOMER INFORMATION

Concentration of sales in the Company's three largest customers is as follows in the years ending January 31,:
                                        1997          1996           1995
                                   -----------    -----------    -----------
Breed Automotive Technologies      $ 2,200,127    $ 2,047,315    $ 2,666,281
Inflation Systems, Inc.              1,438,355      2,213,823      4,470,337
Norcross Air, Inc.                     818,372      1,037,135        333,734
                                   -----------    -----------    -----------
                                   $ 4,456,854    $ 5,298,273    $ 7,470,352
                                   -----------    -----------    -----------
                                   -----------    -----------    -----------
CONCENTRATION OF CREDIT RISK

Concentration of receivables due from the Company's three largest customers is as follows at January 31,:


                                              1997             1996
                                          -----------      -----------
Breed Automotive Technologies             $  276,566       $  118,340
Inflation Systems, Inc.                      369,073          422,028
Norcross Air, Inc.                            88,511           52,942
                                          -----------      -----------
                                          $  734,150       $  593,310
                                          -----------      -----------
                                          -----------      -----------

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


Exhibit
   No.    Description
--------- -----------

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

Exhibit
   No.    Description
--------- -----------

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

 10.21    Note payable to Imperial Bank dated November 5, 1993*******

 10.22 Security and Loan Agreement with Imperial Bank dated November 5, 1993*******

 10.23 Stipulation for immediate appointment of Receiver on behalf of Imperial Bank dated May 1, 1995********

 10.24 Stipulation re First Amendment to Order Appointing Receiver dated September 5, 1995 ********

 10.25 First Amendment to Stipulation re First Amendment to Order Appointing Receiver dated January 16, 1996 ********

 10.26 Sublease dated July 27, 1995 between Kaiser Marquardt and the Company with sublease guarantor Kaiser Aerospace and Electronics
          ********

 22       Subsidiaries of the Company

---------------------

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

**** Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on December 15, 1992.

***** Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on May 15, 1993.

****** Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on September 10, 1993.

******* Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on December 12, 1993.

******** Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on April 25, 1996.