Form 10QSB
period 1997-07-31
PUROFLOW INC
filed 1997-09-05
CIK 100591

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-QSB


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JULY 31, 1997               COMMISSION FILE NUMBER 0-5622
- -------------------------------------------------------------------------------

                                PUROFLOW INCORPORATED
- --------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



                       DELAWARE                                13-1947195
- --------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. Employer identification No.)
 incorporation or organization)


16559 SATICOY STREET, VAN NUYS, CALIFORNIA             91406-1739
- --------------------------------------------------------------------------------
          (Address of executive offices)                    (ZIP Code)


         Registrant's telephone number, including area code:   (818) 756-1388

             Securities registered pursuant to Section 12(g) of the Act:



       Common Stock                                    Shares outstanding
COMMON STOCK, $.01 PAR VALUE                                7,108,821
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

                                PUROFLOW INCORPORATED
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)


                                                      JULY 31,     JANUARY 31,
                                                       1997           1997
                                                  ------------    ------------
ASSETS

CURRENT ASSETS
 Cash                                             $    440,416    $    164,415
 Accounts receivable
 Net of allowance for doubtful accounts of
   $50,000 at July 31, 1997 and January 31, 1997     1,450,710       1,462,170
 Inventories                                         1,308,765       1,398,561
 Note receivable, current portion                       16,703          40,889
 Prepaid expenses and other current assets              69,336          57,595
                                                  ------------    ------------
   TOTAL CURRENT ASSETS                              3,285,930       3,123,630
                                                  ------------    ------------
PROPERTY & EQUIPMENT
 Leasehold improvements                                 25,320          11,660
 Machinery and equipment                             3,326,462       2,988,092
 Automobile                                              1,679           1,679
 Tooling and dies                                      284,490         262,480
 Construction in progress                               20,197         143,542
                                                  ------------    ------------
                                                     3,658,148       3,407,453
 Less accumulated depreciation
   and amortization                                  2,587,650       2,452,888
                                                  ------------    ------------

NET PROPERTY AND EQUIPMENT                           1,070,498         954,565
                                                  ------------    ------------
DEFERRED TAXES
OTHER ASSETS                                           118,750          16,750
                                                  ------------    ------------
   TOTAL ASSETS                                   $  4,475,178    $  4,094,945
                                                  ------------    ------------
                                                  ------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Current portion of long term debt                $    207,080    $    207,087
 Accounts payable                                      161,889         212,397
 Accrued expenses                                      170,980         186,395
                                                  ------------    ------------
   TOTAL CURRENT LIABILITIES                           539,949         605,879
                                                  ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, par value $.10 per share
   authorized - 500,000 shares
     issued none
 Common stock, par value $.01 per share
   authorized - 12,000,000 shares
   issued and outstanding - 7,108,821 shares
    at July 31, 1997
    shares at January 31, 1997                         430,579         430,579
   Additional paid-in capital                        4,947,727       4,947,727
   Accumulated deficit                              (1,443,077)     (1,889,240)
                                                  ------------    ------------
   TOTAL STOCKHOLDERS' EQUITY                        3,935,229       3,489,066
                                                  ------------    ------------

   TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                          $  4,475,178    $  4,094,945
                                                  ------------    ------------
                                                  ------------    ------------

           See accompanying notes to the consolidated financial statments.

                                PUROFLOW INCORPORATED
                         CONSOLIDATED STATEMENTS OF OPERATION
                                     (UNAUDITED)

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JULY 31,                      JULY 31,
                                                   1997           1996            1997         1996
                                                ------------   ------------   ------------  -------------
Net revenue                                     $ 2,251,959    $ 2,008,911    $ 4,601,591   $  4,175,619
Cost of goods sold                                1,663,446      1,347,894      3,400,462      2,793,115
                                                ------------   ------------   ------------  -------------
    Gross profit                                    588,513        661,017      1,201,129      1,382,504

Selling, general
    and administrative expense                      449,427        443,024        862,196        914,947
                                                ------------   ------------   ------------  -------------
    Operating income                                139,086        217,993        338,933        467,557

Interest expense                                          -         26,925              -         63,027
Other income                                          4,281              -          6,630            -
                                                ------------   ------------   ------------  -------------

    Income from continuing
      operations before taxes                       143,367        191,068        345,563        404,530

Provision for income taxes                          (49,600)             -       (100,600)           -
                                                ------------   ------------   ------------  -------------

Loss from discontinued operations                         -              -              -            -
                                                ------------   ------------   ------------  -------------
                                                    192,967        191,068        446,163        404,530

      NET INCOME                                $   192,967    $   191,068    $   446,163   $    404,530
                                                ------------   ------------   ------------  -------------
                                                ------------   ------------   ------------  -------------


Net income (loss) per common share:

    Basic earnings per share                    $      0.03    $      0.05    $      0.06   $       0.09
    Diluted earnings per share                  $      0.03    $      0.04    $      0.06   $       0.08

Weighted average number of shares                 7,237,558      4,771,021      7,253,030      4,675,829


           See accompanying notes to the consolidated financial statements.

                                PUROFLOW INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


FOR THE SIX MONTHS ENDED JULY 31,                                  1997          1996
                                                                ----------    -----------
CASH AT BEGINNING OF PERIOD                                     $  164,415    $         -

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                               446,163        404,530
   Adjustments to reconcile net income to net cash
     provided by operating activities
     Depreciation and amortization                                 134,762        171,291
     Provision for losses on accounts receivable                       496         10,000
     Inventory valuation allowance                                  56,591              -
   Changes in operating assets and liabilities:
     Accounts receivable                                            10,964        273,393
     Inventories                                                    33,205        (88,887)
     Prepaid expenses and other current assets                     (11,741)       (31,245)
     Deferred taxes                                               (102,000)             -
     Accounts payable                                              (50,508)      (165,032)
     Accrued expenses                                              (15,422)      (104,564)
                                                                ----------    -----------
         Net cash provided by operating activities                 502,510        469,486
                                                                ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                            (250,695)       (31,668)
   Payments received on notes receivable                            24,186         40,034
                                                                ----------    -----------
         Net cash provided by investing activities                (226,509)         8,366
                                                                ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Bank overdraft                                                        -        (59,363)
   Net repayment under line of credit                                    -       (235,857)
   Principal payments on long-term debt                                  -       (878,946)
   Proceeds from sale of common stock                                    -      1,772,900
                                                                ----------    -----------
         Net cash used in financing activities                           -        598,734
                                                                ----------    -----------

NET INCREASE IN CASH                                               276,001      1,076,586

CASH AT END OF PERIOD                                           $  440,416    $ 1,076,586
                                                                ----------    -----------
                                                                ----------    -----------


           See accompanying notes to the consolidated financial statements.

                        PUROFLOW INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)

                                        COMMON          ADDITIONAL        RETAINED
                                         STOCK           PAID-IN          EARNINGS
FOR THE SIX MONTHS ENDED JULY 31, 1997 PAR VALUE         CAPITAL                              TOTAL
                                       ----------      ------------     ------------      ------------
Balance at January 31, 1997            $  430,579      $  4,947,727     $ (1,889,240)     $  3,489,066

Net income                                    -                 -            446,163           446,163
                                       ----------      ------------     ------------      ------------

Balance at July 31, 1997               $  430,579      $  4,947,727     $  1,443,077      $  3,935,229
                                       ----------      ------------     ------------      ------------
                                       ----------      ------------     ------------      ------------



         See Independent auditors' report and notes to financial statements.

                                PUROFLOW INCORPORATED
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                     (UNAUDITED)
                  JULY 31, 1997, JANUARY 31, 1997, AND JULY 31, 1996


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

NOTE 2 - INVENTORIES

Inventories consist of the following:
                                           JULY 31,            JANUARY 31,
                                           1997                   1997
                                      --------------        --------------
Raw materials and purchased parts     $     625,006         $     729,740
Work in process                             287,416               247,868
Finished goods and assemblies               396,341               420,953
                                      -------------         -------------
    Totals                            $   1,308,763         $   1,398,561
                                      -------------         -------------
                                      -------------         -------------

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

NOTE 4 - NET INCOME PER SHARE

Reconciliation of basic and diluted earnings per share:


                                                                    PER-SHARE
                                     INCOME          SHARES          AMOUNT
                                    ---------      ---------       ----------

6 MONTHS ENDED JULY 31, 1997

Basic earnings per share             $446,163      7,108,621          $ .06
                                                                      -----
                                                                      -----
EFFECT OF DILUTED SECURITIES
Stock options                                        144,409
                                    ---------      ---------

Diluted earnings per share
                                     $446,163      7,253,030          $ .06
                                    ---------      ---------          -----
                                    ---------      ---------          -----
6 MONTHS ENDED JULY 31, 1996

Basic earnings per share             $404,530      4,675,820          $ .09
                                                                      -----
                                                                      -----
EFFECT OF DILUTED SECURITIES
Stock Options                                        245,878
                                    ---------      ---------

Diluted earnings per share           $404,530      4,921,698          $ .08
                                    ---------      ---------          -----
                                    ---------      ---------          -----

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

The Company entered a new banking relationship and extended the agreement on July 14, 1997 for one year. The Company obtained a $750,000 revolving credit line. This credit line bears interest at the rate of prime plus 1%, per annum, and is secured, primarily, by the Company's accounts receivable and inventories. The Company also obtained a $300,000, non-revolving, equipment acquisition credit line, which bears interest at the rate of prime plus 1.75%, per annum, and is secured by all of the Company's assets. Both of these loans are cross-collateralized. The terms of these loan agreements contain certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth.

NOTE 6 - INCOME TAXES

Income tax benefits recognized represents the benefit of income tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1997, the Company had cash available of $440,416, compared to $164,415 on January 31, 1997, was free of bank debt and it had a current ratio of 6.09 to 1 at July 31, 1997, compared to 5.16 to 1 on January 31, 1997.

OPERATING ACTIVITIES

Operations provided $502,510 of cash flow in six months ended July 31, 1997 versus $469,486 in the six months ended July 31, 1996. The higher cash flow from operations was due primarily to deferred tax credits.

INVESTING ACTIVITIES

The Company invested $156,790 in new capital equipment in the current quarter predominantly for equipment for a new type of airbag filter.

FINANCING ACTIVITIES

The Company has unused revolving credit line of $750,000 which bears interest at the rate of prime plus 1% per annum, secured by the Company's accounts receivable and inventory. The Company also has a non-revolving equipment acquisition loan of $300,000 which bears interest at prime rate plus 1.75% per annum. The Company is in compliance with all covenants under its loan agreement with the Bank.

RESULTS OF OPERATIONS FOR QUARTER ENDED JULY 31, 1997

REVENUES

Sales were $2,251,959 in 1997, compared to $2,008,911 in 1996, representing an increase of $243,048 or 12%, due primarily to increased shipments of high performance filters.

GROSS PROFIT

Gross profit as a percentage of sales was 26% in July 1997, compared to 33% in July 1996, representing a decrease of 7% due to increased cost of materials and labor in producing airbag filters and charges of increased R & D on a new type of airbag filters.

OPERATING INCOME

Operating income was $192,967 in July 1997 compared to $191,068 in July 1996 with higher margin in high performance filter offset by the lower margins on airbag filters and the impact of the cost of new product development.

INTEREST CHARGES

Interest on bank loans were $36,102 in 1996 and completely eliminated in 1997.

INCOME TAXES

A tax benefit of $100,600 was recognized as a result of income tax loss carryforwards.

PART ll - OTHER INFORMATION

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

          Form 8-K filed July 21, 1997 on extension of bank agreement for one year.



                                      SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.


                                        PUROFLOW INCORPORATED


Sept. 4, 1997                       By:  /s/  Michael H. Figoff
                                        ----------------------------------------
                                              Michael H. Figoff
                                              President/Chief Executive Officer