Form 10QSB
period 1997-10-31
PUROFLOW INC
filed 1997-12-09
CIK 100591

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                     FORM 10-QSB


                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934




FOR THE QUARTER ENDED OCTOBER 31, 1997             COMMISSION FILE NUMBER 0-5622
--------------------------------------------------------------------------------



                                PUROFLOW INCORPORATED
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)



                DELAWARE                               13-1947195
--------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer identification No.)
  incorporation or organization)


16559 SATICOY STREET, VAN NUYS, CALIFORNIA             91406-1739
--------------------------------------------------------------------------------
     (Address of executive offices)                     (ZIP Code)


         Registrant's telephone number, including area code:   (818) 756-1388

             Securities registered pursuant to Section 12(g) of the Act:



             Common Stock                           Shares outstanding
      COMMON STOCK, $.01 PAR VALUE                      7,108,821
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

                                PUROFLOW INCORPORATED
                             CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED)
                                                      OCTOBER 31,   JANUARY 31,
                                                         1997          1997
                                                     ------------  ------------
ASSETS

CURRENT ASSETS
  Cash                                                $  593,379    $  164,415
  Accounts receivable
  Net of allowance for doubtful accounts of
    $50,000 at October 31, 1997 and January 31, 1997   1,383,044     1,462,170
  Inventories                                          1,467,068     1,398,561
  Note receivable, current portion                         4,190        40,889
  Prepaid expenses and other current assets               52,611        57,595
                                                     ------------  ------------
    TOTAL CURRENT ASSETS                               3,500,292     3,123,630
                                                     ------------  ------------

PROPERTY & EQUIPMENT
  Leasehold improvements                                  25,320        11,660
  Machinery and equipment                              3,422,932     2,988,092
  Automobile                                               1,679         1,679
  Tooling and dies                                       297,179       262,480
  Construction in progress                                 -0-         143,542
                                                     ------------  ------------
                                                       3,747,110     3,407,453
  Less accumulated depreciation
    and amortization                                   2,665,779     2,452,888
                                                     ------------  ------------

NET PROPERTY AND EQUIPMENT                             1,081,331       954,565
                                                     ------------  ------------
DEFERRED TAXES
OTHER ASSETS                                             269,750        16,750
                                                     ------------  ------------
    TOTAL ASSETS                                      $4,851,373    $4,094,945
                                                     ------------  ------------
                                                     ------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long term debt                   $     -0-     $  207,087
  Accounts payable                                       352,419       212,397
  Accrued expenses                                       601,471       186,395
                                                     ------------  ------------
    TOTAL CURRENT LIABILITIES                            953,890       605,879
                                                     ------------  ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per share
    authorized - 500,000 shares
    issued none
  Common stock, par value $.01 per share
    authorized - 12,000,000 shares
    issued and outstanding - 7,108,821 shares
    at October 31, 1997
    shares at January 31, 1997                           430,579       430,579
    Additional paid-in capital                         4,947,727     4,947,727
    Accumulated deficit                               (1,480,823)   (1,889,240)
                                                     ------------  ------------
    TOTAL STOCKHOLDERS' EQUITY                         3,897,483     3,489,066
                                                     ------------  ------------

    TOTAL LIABILITIES AND
    STOCKHOLDERS' EQUITY                              $4,851,373    $4,094,945
                                                     ------------  ------------
                                                     ------------  ------------


           See accompanying notes to the consolidated financial statements.

                                PUROFLOW INCORPORATED
                         CONSOLIDATED STATEMENT OF OPERATIONS
                                     (UNAUDITED)




                                                       THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                           OCTOBER 31,                            OCTOBER 31,
                                                    1997                1996               1997                 1996
                                              --------------      --------------      --------------      --------------
Net revenue                                    $  2,018,380        $  1,940,859        $  6,619,971        $  6,116,478
Cost of goods sold                                1,367,510           1,392,384           4,767,972           4,185,499
                                              --------------      --------------      --------------      --------------
  Gross profit                                      650,870             548,475           1,851,999           1,930,979

Selling, general
  and administrative expense                        367,949             323,041           1,230,145           1,042,698
                                              --------------      --------------      --------------      --------------
  Operating income                                  282,921             225,434             621,854             888,281

Interest expense                                          -              (8,380)                  -             (71,407)
Other income                                          6,275               6,042              12,905               6,042
Nonrecurring expense                               (369,394)           (198,893)           (369,394)           (394,183)
                                              --------------      --------------      --------------      --------------

  Income from continuing
    operations before taxes                         (80,198)             24,203             265,365             428,733

Provision for income taxes                          (42,452)              5,600            (143,052)              5,600
                                              --------------      --------------      --------------      --------------

    NET INCOME                                 $    (37,746)       $     18,603        $    408,417        $    423,133
                                              --------------      --------------      --------------      ---------------
                                              --------------      --------------      --------------      --------------

Net income (loss) per common share:

  Basic earnings per share                     $      -0-          $        -          $       0.06        $       0.08
  Diluted earnings per share                   $      -0-          $        -          $       0.06        $       0.07

Weighted average number of shares                 7,252,725           5,673,888           7,252,725           5,673,888



           See accompanying notes to the consolidated financial statements.

                                PUROFLOW INCORPORATED
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)


FOR THE NINE MONTHS ENDED OCTOBER 31,                      1997         1996
                                                     ------------  ------------

CASH AT BEGINNING OF PERIOD                           $  164,415    $      -

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                      408,418       423,133
  Adjustments to reconcile net income to net cash            -
    provided by operating activities                         -
    Depreciation and amortization                        212,891       236,337
    Provision for losses on accounts receivable              496       (20,000)
    Inventory valuation allowance                         56,591
  Changes in operating assets and liabilities:
    Accounts receivable                                   78,630        72,229
    Inventories                                         (125,098)     (132,184)
    Prepaid expenses and other current assets              4,984       (40,499)
    Deferred taxes                                      (253,000)
    Accounts payable                                     140,023        93,870
    Legal Accrual                                        265,828           -
    Accrued expenses                                     (57,841)      (65,843)
                                                     ------------  ------------
         Net cash provided by operating activities       731,922       567,043
                                                     ------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property and equipment                   (339,657)     (168,746)
  Payments received on notes receivable                   36,699        51,503
                                                     ------------  ------------
         Net cash provided by investing activities      (302,958)     (117,243)
                                                     ------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Bank overdraft                                               -       (59,363)
  Net repayment under line of credit                           -      (235,857)
  Principal payments on long-term debt                         -    (1,763,681)
  Proceeds from sale of common stock                           -     1,772,900
                                                     ------------  ------------
         Net cash used in financing activities                 -      (286,001)
                                                     ------------  ------------

NET INCREASE IN CASH                                     428,964       163,799

CASH AT END OF PERIOD                                 $  593,379    $  163,799
                                                     ------------  ------------
                                                     ------------  ------------


           See accompanying notes to the consolidated financial statements.

                        PUROFLOW INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     (UNAUDITED)



                                                   COMMON        ADDITIONAL       RETAINED
                                                    STOCK          PAID-IN        EARNINGS
FOR THE NINE MONTHS ENDED OCTOBER 31, 1997        PAR VALUE        CAPITAL                            TOTAL
                                                ------------   --------------  ----------------  --------------
Balance at January 31, 1997                      $  430,579     $  4,947,727    $  (1,889,240)    $  3,489,066

Net income                                                -                -          408,417          408,417
                                                ------------   --------------  ----------------  --------------

Balance at October 31, 1997                      $  430,579     $  4,947,727    $  (1,480,823)    $  3,897,483
                                                ------------   --------------  ----------------  --------------
                                                ------------   --------------  ----------------  --------------


           See accompanying notes to the consolidated financial statements.

                                PUROFLOW INCORPORATED
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (UNAUDITED)
               OCTOBER 31, 1997, JANUARY 31, 1997, AND OCTOBER 31, 1996


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


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                               OCTOBER 31,       JANUARY 31,
                                                   1997              1997
                                             --------------     -------------

     Raw materials and purchased parts        $   800,222        $   729,740

     Work in process                              371,933            247,868

     Finished goods and assemblies                294,913            420,953
                                             --------------     -------------

         Totals                               $ 1,467,068        $ 1,398,561
                                             --------------     -------------
                                             --------------     -------------

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

NOTE 4 - NET INCOME PER SHARE

Reconciliation of basic and diluted earnings per share:


                                                                      PER-SHARE
                                         INCOME          SHARES         AMOUNT
                                      ----------       ---------      ---------
9 MONTHS ENDED OCTOBER 31, 1997
-------------------------------

Basic earnings per share              $  408,417       7,108,821        $ .06
                                                                        -----
                                                                        -----
Effect of Diluted Securities
----------------------------
Stock options                                            143,904
                                      ----------       ---------

Diluted earnings per share            $  408,417       7,252,725        $ .06
                                      ----------       ---------        -----
                                      ----------       ---------        -----

9 MONTHS ENDED OCTOBER 31, 1996
-------------------------------

Basic earnings per share              $  423,133       5,428,010        $ .08
                                                                        -----
Effect of Diluted Securities
----------------------------
Stock Options                                            245,878
                                      ----------       ---------

Diluted earnings per share            $  423,133       5,673,888        $ .07
                                      ----------       ---------        -----
                                      ----------       ---------

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


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1997, the Company had cash available of $593,379, compared to $164,415 on January 31, 1997, was free of bank debt and it had a current ratio of 3.67 to 1 at October 31, 1997, compared to 5.16 to 1 on January 31, 1997.


OPERATING ACTIVITIES

Operations provided $731,922 of cash flow in nine months ended October 31, 1997 versus $567,043 in the nine months ended October 31, 1996. The higher cash flow from operations was due primarily to deferred tax credits.


INVESTING ACTIVITIES

The Company invested $239,657 in new capital equipment in the current quarter predominantly for equipment for a new type of airbag filter.


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


RESULTS OF OPERATIONS FOR QUARTER ENDED OCTOBER 31, 1997

REVENUES

Sales were $2,018,380 in 1997, compared to $1,940,859 in 1996, representing an increase of $77,521 or 4.0%, due primarily to increased shipments of high performance filters.


GROSS PROFIT

Gross profit as a percentage of sales was 31.3% in October 1997, compared to 28.3% in October 1996, representing higher margins on precision filters on the PMA Program offset to some extent by increased cost of material and labor in producing airbag filters and increased charges for R&D on a new type of airbag filter.

OPERATING INCOME

Operating income was $282,981 in October 1997 compared to $225,434 in October 1996 with higher margin in high performance filter offset by the lower margins on airbag filters and the impact of the cost of new product development.


INTEREST CHARGES

Interest on bank loans were $36,102 in 1996 and completely eliminated in 1997.


INCOME TAXES

A tax benefit of $143,052 was recognized as a result of income tax loss carryforwards.


PART ll - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

1. The attorney for Reliable Metallurgical Processes Incorporated and the attorneys representing the Registrant are in the process of negotiating a settlement to the outstanding litigation.

2. Jerome Pearlman D.B.A. J&F Enterprises and J&F Management Incorporated settled the outstanding litigation previously reported in the 10-Q as of July 31, 1997.

3. The litigation between Memtec America Corporation and the Registrant commenced on December 19, 1995 is now in the discovery stage, based upon motions filed by attorneys for the Registrant.

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

         None.


ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K filed July 21, 1997 on extension of bank agreement for one year.
         Form 8-K filed October 10, 1997 reporting resignation of Leo Unger as Director.
         Form 8-K filed October 22, 1997, reporting the receipt of two major contracts aggregation in excess of $4.8 million and aggregate backlog of $10.6 highest in the history of the Company.




                                      SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.



                                PUROFLOW INCORPORATED


December 9, 1997                   By:   /s/  Michael H. Figoff
                                         --------------------------------------
                                         Michael H. Figoff
                                         President/Chief Executive Officer