Form 10KSB
period 1998-01-31
PUROFLOW INC
filed 1998-04-29
CIK 100591

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-KSB

             ( X )  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998
                                       OR
      (    )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                  FOR THE TRANSITION PERIOD FROM         TO



                          Commission File No. 0-5622

                             PUROFLOW INCORPORATED
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

          DELAWARE                                      13-1947195
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


16559 Saticoy Street, Van Nuys, California                    91406
------------------------------------------                  ----------
 (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (818) 756-1388

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $3,995,971 as of March 31, 1998, based upon the closing price on the NASDAQ Electronic Bulletin Board System reported for such date. Shares of Common Stock held by each Officer and Director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. The determination of an affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 31, 1998: 7,108,821

The Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on July 9, 1998 is hereby incorporated by reference into Part III of this Form 10-KSB.

                             PUROFLOW INCORPORATED

                         1998 FORM 10-KSB ANNUAL REPORT
                               TABLE OF CONTENTS

                                                                            PAGE
                                     PART I
     ITEM 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . .   1

     ITEM 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . .   4

     ITEM 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . .   5

     ITEM 4.   Submission of Matters to Vote of Security Holders . . . . .   5


                                    PART II

     ITEM 5.   Market for Registrant's Common Equity and
                Related Shareholder Matters. . . . . . . . . . . . . . . .   6

     ITEM 6.   Selected Consolidated Financial Data. . . . . . . . . . . .   7

     ITEM 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations. . . . . . . . . . . .   8

     ITEM 8.   Financial Statements and Supplementary Data . . . . . . . .  10

     ITEM 9.   Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure . . . . . . . . . .  10


                                    PART III

     ITEM 10.  Directors and Executive Officers of the Registrant. . . . .  10

     ITEM 11.  Executive Compensation. . . . . . . . . . . . . . . . . . .  10

     ITEM 12.  Security Ownership of Certain Beneficial Owners
                and Management . . . . . . . . . . . . . . . . . . . . . .  11

     ITEM 13.  Certain Relationships and Related Transactions. . . . . . .  11


                                    PART IV

     ITEM 14.  Exhibits, Financial Statement Schedules and
                Reports on Form 8-K. . . . . . . . . . . . . . . . . . . .  11

               Signatures. . . . . . . . . . . . . . . . . . . . . . . . .  12

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

The Company was incorporated in Delaware in 1961 and has its principal offices located at 16559 Saticoy Street, Van Nuys, California, 91406. The Company's telephone number is (818) 756-1388. Consolidated within a single, 50,000 square foot facility, Puroflow is fully self-contained within the engineer, test and manufacturing disciplines.

AUTOMOTIVE AIRBAG FILTERS

The Company produces filters, which are an integral part of conventional pyrotechnic automotive airbag inflators. The primary functions of the airbag filter is to cool and control the expansion of the hot gas into the inflating bag and to prevent hot particles of combustion from entering the expanding bag. The Company's filters are comprised of a unique blend of woven wire meshes and random fiber materials.

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

MARKETING

The Company markets its airbag filters directly to airbag manufacturers through its executive officers. The Company markets its commercial aerospace products group through exclusive distributorships on assigned PMA applications. Typically, the terms of these distribution agreements provide that the distributor will act as the exclusive distributor for specific parts manufactured by the Company for a period between 3 to 5 years with minimum monthly requirements for number and dollar amount of units purchased. The purchase price of the parts is subject to mutual agreement of the parties and may be adjusted to take into account inflation, market changes, changes in costs of production and sales, and other factors. Such agreements may be terminated by the Company if the distributor does not comply with these purchase requirements or by either party if the other party is rendered insolvent. The Company markets its high performance filters through manufacturers representatives and, to a lesser extent, the Company's own sales force. The Company has fifty (50) approved units and thirty-seven
(37) units, in various stages of development, pending Federal Aviation Administration approval.

GOVERNMENT CONTRACTS

The Company has a number of direct contracts with the United States government. Substantial sales of high performance filters are made to companies that are prime contractors of the United States government. Sales to the United States government accounted for approximately 11% and 7%, respectively, of net sales for fiscal 1998 and 1997. While separate figures are not maintained, the Company believes that when added to sales to the United States government's prime contractors, government sales accounted for approximately 26% of the Company's net sales during these periods.

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

RESEARCH AND DEVELOPMENT

In fiscal 1998 and fiscal 1997, the Company incurred research and development expenditures of approximately $124,000 and $6,500, respectively. The Company charges research and development expenditures to operations as a production expense as such expenditures occur. The Company intends to expand research and development activities in its core businesses, including passenger side, advanced driver-side and side impact airbag filters and Parts Manufacturer Approval for the commercial aerospace products group.

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

REPLACEMENT PARTS

The Company is a leading supplier of aftermarket filtration products used in jet aircraft and turboshaft powered aircraft and helicopters. Utilizing highly successful reverse engineering techniques, the Company produces "generic plain wrap" filters for use in the aftermarket at a substantial reduction in cost to the distributor and end user. The Company utilizes exclusive agreements with its distributor base which assists them to dominate, on a part number base, a particular market segment. The Company continues to market this product and projects that it will contribute 68 percent of both sales and profit in FY 1998. The Company has fifty (50) units approved by the FAA and thirty-seven (37) units, in various stages of development, pending FAA approval.

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

MAJOR CUSTOMERS

Sales to four customers identified below represented approximately 49% of net sales during fiscal year 1998 and 58% of net sales during fiscal year 1997. For fiscal year 1998 and 1997, sales to Breed Automotive Technologies, Inc. were $1,723,463 and $2,200,127, respectively. Sales to Inflation Systems Inc. were $842,921 and $1,438,355, respectively. Sales to DFAS were $954,234 and $473,863, respectively, and sales to Norcross Air, Inc. were $656,901 and $818,372, respectively. These customers purchased airbag filters and filters for commercial and aerospace applications. The loss of any of these customers would have a material adverse effect on the automotive airbag filter or the high performance filter segments of the Company's business. During fiscal 1998, no other customer accounted for more than 10% of net sales.

BACKLOG

As of February 28, 1998 and February 28, 1997, the Company had a backlog of approximately $6,470,000 and $5,800,000, respectively. Approximately $4,000,000 of the Company's backlog at February 28, 1998 is scheduled to be shipped in the current fiscal year. The backlog figures include firm purchase orders and, with respect to airbag filters, six-month planning requirements prepared by the Company's customers. As is generally the case in the automotive industry, the Company's airbag filter customers provide the Company, on a monthly basis, with firm commitment purchase orders for the upcoming three months and their best estimate, for planning purposes, of their requirements for the following six-month period. These rolling nine-month statements of firm commitment purchase orders and planning requirements are revised and updated each month.

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

EMPLOYEES

At February 1, 1998, the Company had 71 full-time employees, including 3 employed in Sales and Marketing, 15 employed in Engineering and Quality Control, and 43 employed in Production. The remaining employees are administrative and support staff. No employees are represented by a collective bargaining unit. Management considers its relationship with its employees to be excellent.

INSURANCE

The Company maintains general liability, automobile, aircraft products, product liability, workers' compensation, and employer's liability insurance coverage. The Company is engaged in various businesses which could expose it to claims for injury, resulting from the failure of products sold by it. During the last decade, the Company has had only one claim for injury filed as a result of an Ultra Dynamics product installation, wherein the Distributor failed to service the installation, and the Company was joined in the action which was successfully defended by the Company. The Company has product liability insurance, covering in such amounts and against such risk as Management believes advisable, in light of the Company's business and the terms and cost of such insurance. There is no assurance that claims will not arise in the future in excess of such insurance or that the Company will maintain the same level of insurance coverage.

ITEM 2.   PROPERTIES

The following table sets forth information as to the location and general character of the facility of the Registrant:


       LOCATION                          PRINCIPAL USE                     APPROXIMATE SQ. FT.         LEASE EXP. DATE
----------------------     -----------------------------------------      ---------------------       -----------------
 16559 Saticoy Street       Headquarters and manufacturing facility              50,000                August 30, 2000
 Van Nuys,  CA  91406       for airbag components, government and
                            aerospace filtration.

The Company's current sub-lease from Kaiser Aerospace & Electronics Corporation includes the use of gas, electric, water, telephone service, real estate taxes and parking at an annual rental of $291,000. The Company has an option to extend the lease for 29 months until December 31, 2002, at an annual rental of $312,000, inclusive of the above services.

ITEM 3.   PENDING LEGAL PROCEEDINGS

1) Memtec America Corporation obtained a confession of judgment from the Circuit Court for Baltimore County, Maryland, on December 19,
          1995, against the Company for approximately $220,000, based upon the execution of a promissory note by a former chief executive officer of the Company, which note was executed in exchange for goods and services delivered by the plaintiff. The Company disputes that any amounts are due under the note as a result of Company's right of set-off. The judgment was obtained without due notice to the Company. The Receiver retained counsel in Baltimore, Maryland, for the purpose of setting aside the confession of judgment and to assert a number of counter-claims against Memtec America Corporation. The confession of judgment was vacated by order or the Circuit Court for Baltimore County on June 24, 1996.
          The Company filed an amended counterclaim and third party complaint on August 12, 1996 against Memtec America Corporation and four former employees of the Company now employed by Memtec America Corporation. The counter-claim against the four former employees was dismissed for jurisdictional purposes. The Company now is in the process of securing positive depositions from key witnesses to support the amended counter-claim, and management believes the Company will recover a reasonable award and legal fees. Although the Company cannot determine the potential liability which may result from the foregoing, it believes it will prevail in its defenses, and does not expect that such litigation will have a material adverse effect on its financial position or results of operation. See "Financial Statements - Note 7".

At January 31, 1998, an accrual in the amount of approximately $256,000 has been recorded for judgments against the Company for lawsuits that have concluded.

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

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS, COMMON STOCK PRICE RANGE, AND DIVIDEND POLICY

The Common Stock of the Company is traded on the National Association of Securities Dealers, Inc., Electronic Bulletin Board ("NASDAQ") System under the symbol PURO.

The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated as reported by NASDAQ. These quotations represent inter-dealer prices and do not include retail markups, markdowns or commissions, and may not necessarily represent actual transactions.

                                                      HIGH BID       LOW BID
                                                      --------       -------
 Fiscal Year Ended January 31, 1997
         1st Quarter  . . . . . . . . . . . . . .      1 3/8          1 3/8
         2nd Quarter  . . . . . . . . . . . . . .      1 5/8          1 3/8
         3rd Quarter  . . . . . . . . . . . . . .      1 1/4          1 1/4
         4th Quarter  . . . . . . . . . . . . . .      1              15/16

 Fiscal Year Ended January 31, 1998
         1st Quarter  . . . . . . . . . . . . . .      .9211          .8125
         2nd Quarter    . . . . . . . . . . . . .      .8010          .7237
         3rd Quarter  . . . . . . . . . . . . . .      .8835          .8158
         4th Quarter  . . . . . . . . . . . . . .      .7942          .7380

 Fiscal Year Ended January 31, 1999
         Two Months Ending March 30, 1998 . . . .      .7230          .6563

(1) The Common Stock of the Company was delisted by NASDAQ on June 9, 1995, as a result of the Company not meeting the minimum capital requirement. Trading in the Common Stock resumed on November 17, 1995, with a listing on the Bulletin Board System.

On March 31, 1998, the closing bid price for the Company's Common Stock on the Bulletin Board System was $.6563 per share. As of March 31, 1998, the Company had approximately 289 stockholders of record.

As a result of its current financial condition and prior operating loss, the Company will not be in a position to pay cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

                                                                    Year Ended January 31,
                                              -------------------------------------------------------------------
                                                1994           1995           1996           1997          1998
                                              --------       --------       --------       --------      --------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA (1):

Net Sales                                     $  5,908       $  9,044       $  8,816       $  8,458      $  8,597
Cost of goods sold                               5,137          7,644          5,957          5,888         6,161
                                              --------       --------       --------       --------      --------
Gross profit                                       771          1,400          2,859          2,570         2,436
Selling, general & administrative expense        1,313          1,629          1,443          1,446         1,599
                                              --------       --------       --------       --------      --------
Operating income (loss)                           (542)          (229)         1,416          1,124           837
Other income (expense)                             -0-           -0-          (282)             (61)           17
Non-recurring expenses (2)                        (213)          (292)          (253)          (394)         (554)
                                              --------       --------       --------       --------      --------
Income (loss) from continuing operations
  before income taxes                             (755)          (521)           881            669           300
Provision (benefit) for income taxes               -0-              6              6              6           192
                                              --------       --------       --------       --------      --------

Income (loss) from continuing operations          (755)          (527)           875            663           492
Income (loss) from discontinued operations         189         (1,845)            23            -0-           -0-
                                              --------       --------       --------       --------      --------
Net income (loss)                             $   (566)      $ (2,372)      $    898       $    663      $    492
Net income (loss) per common share:
  From continuing operations                  $   (.20)      $   (.12)      $   0.19       $   0.11      $   0.07
  From discontinued operations                     .05           (.41)           -0-           0.11           -0-
                                              --------       --------       --------       --------      --------
                                              $   (.15)      $   (.53)      $   0.19       $   0.11      $   0.07
                                              --------       --------       --------       --------      --------
                                              --------       --------       --------       --------      --------
Weighted average number of shares                3,724          4,509          4,632          6,107         7,248

                                                                    YEAR ENDED JANUARY 31,
                                              -------------------------------------------------------------------
                                                1994           1995           1996           1997          1998
                                              --------       --------       --------       --------      --------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:

Working Capital                               $    823       $ (1,214)      $    (13)      $  2,518      $  2,710
Total Assets                                     7,329          4,721          3,962          4,094         5,046
Long-Term Debt                                     108             71            -0-            -0-             2
Stockholders' Equity                             2,307            185          1,083          3,489         3,981

(1) In November 1994, the Company sold its ultraviolet water product subsidiary, Ultra Dynamics Corporation. This subsidiary has been accounted for as a discontinued operation. In the year ended January 31, 1996, the Company sold its valve product subsidiary Decca Valves Corporation and shut down operation of its Michigan Dynamics subsidiary. These two subsidiaries have been accounted for as discontinued operations. The selected data related to the years ended January 31, 1996, 1995 and 1994 have been adjusted to reflect the discontinued operations, prior years have not been adjusted.

(2) Non-recurring expenses are comprised of a one-time fee of $89,834 charged by the Bank during August 1996, and the monthly administrative fees charged by the Receiver during the receivership period. The Receivership Estate began on May 1, 1995 and ended on August 22, 1996. The year ended January 31, 1998 represents litigation settlements and related litigation fees.

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

The Company's principal products consist of automotive airbag filters and high performance filters. Net sales for each of these product lines for the fiscal years ended January 31, 1997 and 1998 are as follows:



                                            YEAR ENDED JANUARY 31,
                                                (in thousands)
                                        -------------------------------
                                             1997            1998
                                           ---------      ----------
     Net Sales:
       Airbag Filters                      $   3,639      $    2,766
       High Performance Filters                4,819           5,831
                                           ---------      ----------
         TOTAL                             $   8,458      $    8,597
                                           ---------      ----------
                                           ---------      ----------

RESULTS OF OPERATIONS

The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for each of the two years in the period ended January 31, 1998.

                                                      YEAR ENDED JANUARY 31,
                                                      ----------------------
                                                        1997           1998
                                                       -----          -----
                                                          (in thousands)
    Net Sales:                                         100.0%         100.0%
                                                       -----          -----
    Cost and expenses:
      Cost of goods sold                                69.6           71.7
      Selling, general and administrative               17.1           18.6
      Other (income) expense                             (.1)           (.2)
      Non-recurring expenses                             4.7            6.4
      Interest expense                                    .8            -0-
                                                       -----          -----
      Income (loss) from continuing operations
       before income taxes                               7.9            3.5
      Provision for income taxes                         (.1)          (2.2)
      Income (loss) from discontinued operations         -0-            -0-
                                                       -----          -----
      Net income (loss)                                  7.8%           5.7%
                                                       -----          -----
                                                       -----          -----

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 1998 AND 1997

Net sales in fiscal 1998 increased 1.6%, compared to fiscal 1997, due to sales of high performance filters which increased from the current fiscal 1998 to $5,831,000 from $4,819,000, due primarily to continued concentration on expanding the PMA program. The Company has obtained FAA approval on fifty
(50) part numbers and there are thirty-seven (37) applications pending for parts qualification as of January 31, 1998. Sales of airbags decreased in fiscal 1998 from $3,639,000 to $2,766,000 due to a phase-out of the old program of azide filters and the slow ramp up of the non-azide passenger and side impact application.

Gross profit as a percentage of net sales were 28.3% for fiscal 1998, compared to 30.4% in fiscal 1997. The reduction in gross profit was due to the increase in material costs and price adjustments for airbag business.

For the year ended 1998 and 1997, selling, general and administrative expenses were $1,599,000 and $1,440,000, respectively, due to increased costs for research and development of approximately $118,000.

Interest expense decreased by $207,000 in fiscal 1997, due to elimination of bank debt in the middle of fiscal 1997.

Non-recurring expenses of $554,000 and $394,000 in fiscal 1998 and 1997, respectively, was a direct result of the Receivership terminated in fiscal 1997, and settlement of various litigation actions in fiscal 1998.

A provision for income taxes of $5,600 for minimum franchise taxes to the State of California was recorded. No additional provision is necessary due to the Company's federal net operating loss carryforwards of approximately $2,100,000 for Federal Income Tax purposes and $2,760,000 for California State Income Tax purposes at January 31, 1998. Such operating loss carryforwards expire from 2008 to 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from the placement of bank financing, sale of Common Stock and, in profitable years, income from operations. In fiscal 1998, cash provided by operating activities was 656,479, consisting of $491,900 from net income, non-cash operating income and expenses of $209,000, an increase in inventories, prepaid expenses, and a reduction in accounts payable and accrued expenses offset by a reduction in accounts receivable.

The Company's working capital was $2,710,000 and $2,518,000 as of January 31, 1998 and 1997 respectively. The current ratio is 4.2 at January 31, 1998 compared to 5.2 at January 31, 1997 provided for a change in the Company's ability to pay its obligations.

Cash used in investing activities was used to purchase plant equipment of $461,207, offset by collection on notes receivable of $40,884.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is hereby incorporated by reference from the Registrant's financial statements and independent auditors' report beginning on page F-1 of this report on Form 10-KSB.

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


                                    PART IV


ITEM 14.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(A) (1)   FINANCIAL STATEMENTS

          The following financial statements (including notes thereto and the Independent Auditors' Report with respect thereto), are filed as part of this annual report on Form 10-KSB starting on page F-1 hereof:


          Independent Auditors' Reports.

          Consolidated Balance Sheets at January 31, 1998 and 1997.

          Consolidated Statements of Operations for each of the two years in the period ended January 31, 1998.

          Consolidated Statements of Stockholders' Equity for each of the two years in the period ended January 31, 1998.

          Consolidated Statements of Cash Flows for each of the two years in the period ended January 31, 1998.

          Notes to Consolidated Financial Statements.


(A) (2)   EXHIBITS

          Exhibits, including management contracts, compensatory plans and arrangements required to be filed as part of this report, are listed in the Exhibit Index, which follows the financial statements and financial statement schedules.


(B)       REPORTS ON FORM 8-K

          On July 15, 1997, Registrant reported an extension of the Bank loan agreement with California United Bank for one (1) year expiring June 3, 1998.

          On October 8, 1997, Registrant reported a settlement with Reliable Metallurgical Processes Inc. of all claims between the parties except for the fixing of legal fees, which was resolved on March 11, 1998.

          On October 10, 1997, Registrant reported the resignation of Leo Unger as Director.

          On October 21, 1997, Registrant reported the receipt of two (2) contracts covering airbag components, valued in excess of 4.8 million with performance due during fiscal January 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             PUROFLOW INCORPORATED

          By:       /s/Michael H. Figoff             April 27, 1998
              --------------------------------
          Michael H. Figoff
          President/Chief Executive Officer
          Director

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     By:         /s/Michael H. Figoff                April 27, 1998
         -------------------------------------
     Michael H. Figoff
     President/Chief Executive Officer
     Director



     By:       /s/Reuben M. Siwek                    April 27, 1998
         -------------------------------------
     Reuben M. Siwek
     Chairman of the Board
     General Counsel



     By:       /s/Robert A. Smith                    April 27, 1998
         -------------------------------------
     Robert A. Smith
     Vice Chairman of the Board



     By:       /s/Tracy K. Pugmire                   April 27, 1998
         -------------------------------------
     Dr. Tracy K. Pugmire
     Director

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Puroflow Incorporated


We have audited the accompanying consolidated balance sheets of Puroflow Incorporated (a Delaware corporation), and subsidiaries at January 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puroflow Incorporated and Subsidiaries at January 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Burbank,  California

March 31, 1998

                   PUROFLOW INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                          JANUARY 31, 1998 AND 1997

                                                      1998          1997
                                                  ----------    -----------
ASSETS

CURRENT ASSETS:
  Cash, note 9                                    $  361,523    $  164,415
  Accounts receivable
    Net of allowance for doubtful
    accounts of $23,523
    (January 31, 1998) and $49,504
    (January 31, 1997), Note 3                     1,602,267     1,462,170
  Inventories, Note 3                              1,566,865     1,398,561
  Current portion of note receivable, Note 2                        40,889
  Prepaid expenses and deposits                       76,331        57,595
                                                  ----------    -----------
        TOTAL CURRENT ASSETS                       3,606,986     3,123,630
                                                  ----------    -----------

PROPERTY AND EQUIPMENT - NOTE 3
   Leasehold improvements                             26,980        11,660
    Machinery and equipment                        3,491,625     2,988,092
    Automobile                                         1,679         1,679
    Tooling and dies                                 303,399       262,480
    Construction in progress                          44,977       143,542
                                                  ----------    -----------
                                                   3,868,660     3,407,453
    Less accumulated depreciation
     and amortization                              2,750,092     2,452,888
                                                  ----------    -----------
      NET PROPERTY AND EQUIPMENT                   1,118,568       954,565
                                                  ----------    -----------

OTHER ASSETS, NOTE 6                                 320,750        16,750
                                                  ----------    -----------
TOTAL ASSETS                                      $5,046,304    $4,094,945
                                                  ----------    -----------
                                                  ----------    -----------
                                                      1998          1997
                                                  ----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt,
     Note 4                                       $  168,034    $  207,087
  Accounts payable                                   467,131       212,397
  Accrued expenses                                   430,112       186,395
                                                  ----------    -----------
               TOTAL CURRENT LIABILITIES           1,065,277       605,879
                                                  ----------    -----------
COMMITMENTS AND CONTINGENCIES NOTE 7

STOCKHOLDERS' EQUITY, NOTES 5 AND 10
  Preferred stock, par value $.10 per share
     Authorized - 500,000 shares.
     Issued - None
  Common stock, par value $.01 per share
     Authorized - 12,000,000 shares.
     Outstanding 7,108,821 shares
      at January 31, 1998 and 7,108,621 shares
      at January 31, 1997                            430,579       430,579
    Additional paid-in capital                     4,947,727     4,947,727
    Accumulated deficit                           (1,397,279)   (1,889,240)
                                                  ----------    -----------
TOTAL STOCKHOLDERS' EQUITY                         3,981,027     3,489,066
                                                  ----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $5,046,304    $4,094,945
                                                  ----------    -----------
                                                  ----------    -----------

       See independent auditors' report and notes to financial statements.

                   PUROFLOW INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    YEARS ENDED JANUARY 31, 1998 AND 1997

YEARS ENDED JANUARY 31,                                1998           1997
                                                    ----------     ---------
Net sales                                           $8,597,340     $8,458,454
Cost of goods sold                                   6,161,016      5,888,825
                                                    ----------     ----------
Gross profit                                         2,436,324      2,569,629

Selling, general and administrative expenses         1,599,175      1,445,626
                                                    ----------     ----------

Operating income                                       837,149      1,124,003

Other income and (expense)
  Other  income                                         17,498         10,173
  Interest expense                                                    (71,407)
  Nonrecurring expenses, Note 7                       (554,117)      (394,184)
                                                    ----------     ----------

Income before tax                                      300,530        668,585

Income tax (benefit) expense, Note 6                  (191,431)         5,600
                                                    ----------     ----------


Net income                                          $  491,961     $  662,985
                                                    ----------     ----------
                                                    ----------     ----------

Basic earnings per share, Note 13                      $  0.07        $  0.11
                                                    ----------     ----------
                                                    ----------     ----------
Diluted earnings per share, Note 13                    $  0.07        $  0.11
                                                    ----------     ----------
                                                    ----------     ----------
Weighted average number of shares, basic             7,108,821      5,843,521
                                                    ----------     ----------
                                                    ----------     ----------
Weighted average number of shares, diluted           7,248,268      6,107,812
                                                    ----------     ----------
                                                    ----------     ----------

       See independent auditors' report and notes to financial statements.

                   PUROFLOW INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED JANUARY 31, 1998 AND 1997


                                          COMMON         ADDITIONAL      RETAINED
                                           STOCK          PAID-IN        EARNINGS
                                         PAR VALUE        CAPITAL          TOTAL           TOTAL
                                        -----------    ------------    -------------   ------------
Balance at January 31, 1996             $  405,279     $  3,230,127    $  (2,552,225)   $ 1,083,181

Sale of common stock                        25,300        1,717,600                       1,742,900

Net income                                                                   662,985        662,985
                                        -----------    ------------    -------------   ------------

Balance at January 31, 1997                430,579        4,947,727       (1,889,240)     3,489,066


Net income                                                                   491,961        491,961
                                        -----------    ------------    -------------   ------------


Balance at January 31, 1998             $  430,579     $  4,947,727    $  (1,397,279)  $  3,981,027
                                        -----------    ------------    -------------   ------------
                                        -----------    ------------    -------------   ------------

       See independent auditors' report and notes to financial statements.

                   PUROFLOW INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JANUARY 31, 1998 AND 1997

YEARS ENDED JANUARY 31,                                         1998         1997
                                                            ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                  $  491,961   $  662,985
  Adjustments to reconcile net income to net
    cash provided by/used in operating activities:
  Depreciation and amortization                                297,204      318,052
  Provision for losses on accounts receivable                               (20,000)
  Inventory valuation allowance                                              35,150
  Gain on vendor notes settlements                                         (124,482)
  Changes in operating assets and liabilities:
  Accounts receivable                                         (140,097)     106,325
  Inventories                                                 (168,304)    (194,244)
  Prepaid expenses and other assets                           (322,736)     (23,895)
  Accounts payable and accrued expenses                        498,451     (421,073)
                                                            ----------   ----------
    NET CASH PROVIDED BY
    OPERATING ACTIVITIES                                       656,479      338,818
                                                            ----------   ----------

    CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                       (461,207)    (253,189)
    Payments received on notes receivable                       40,889       63,218
                                                            ----------   ----------
    NET CASH USED IN OPERATING ACTIVITIES                     (420,318)    (189,971)
                                                            ----------   ----------

    CASH FLOWS FROM FINANCING ACTIVITIES:
    Bank overdraft                                                          (59,363)
    Proceeds from sale of common stock                                    1,742,900
    Net borrowing (repayments) under line of credit                        (235,857)
    Principal payments on long-term debt                       (39,053)  (1,432,112)
                                                            ----------   ----------
    NET CASH PROVIDED BY
    (USED IN) FINANCING ACTIVITIES                             (39,053)      15,568
                                                            ----------   ----------


NET INCREASE IN CASH                                           197,108      164,415
CASH AT BEGINNING OF PERIOD                                    164,415         -0-
                                                            ----------   ----------

CASH AT END OF PERIOD                                       $  361,523   $  164,415
                                                            ----------   ----------
                                                            ----------   ----------

       See independent auditors' report and notes to financial statements.

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

RECEIVERSHIP

On May 1, 1995, the Superior Court of California appointed a Receiver as a result of a lawsuit filed by the Company's bank. The Company was in default of its obligations under various credit agreements with the bank. The Receiver assumed jurisdiction over all the Company's assets, which were in the possession fo the Receiver's estate, and held for the benefit of all creditors and shareholders. The Receiver was not obligated to pay liabilities that existed prior to their appointment; however, the Receiver could elect to pay certain of those liabilities with the leave of the Court.

On August 13, 1996, all bank debt owed by the Company was repaid. On August 22, 1996, the Receivership Estate was terminated by order of the Superior Court of the State of California and control of the Company was returned to the Board of Directors and Management.

CONSOLIDATED SUBSIDIARIES

The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, Puroflow Corporation, Decca Valves Corporation, Michigan Dynamics, Inc., and Ultra Dynamics Corporation. Material intercompany transactions and balances have been eliminated. Only Puroflow Corporation is presently active.

INVENTORIES

Inventories are stated at the lower of cost of market on a first-in, first-out basis, and consist of the following items:

                                                  JANUARY 31,    JANUARY 31,
                                                     1998           1997
                                                  ----------    ------------
     Raw materials and purchased parts            $  790,981    $   729,740
     Work in progress                                458,040        247,868
     Finished goods                                  317,844        420,953
                                                  ----------    ------------
     Total                                        $1,566,865    $ 1,398,561
                                                  ----------    ------------
                                                  ----------    ------------

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

                       See independent auditors' report.

REVENUE RECOGNITION

Revenues are recognized when finished products are shipped.

INCOME TAXES

The Company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes.

CASH FLOWS

For the purpose of the statement of cash flows, the Company considers cash equivalents to include cash only and to exclude any near-cash short-term investments.

ESTIMATES

Generally accepted accounting principles require that financial statements include estimates by management in the valuation of certain assets and liabilities. The Company's management estimates the reserve for doubtful accounts, the reserve for obsolete inventory, the useful lives of property and equipment and the valuation allowance for deferred tax assets.
Management uses its historical record and knowledge of its business in making these estimates.

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenditures are expensed as incurred and are approximately as follows for the years ended January 31,

                       1998          1997
                    ---------      -------
                    $ 124,300      $ 6,500
                    ---------      -------

NON-RECURRING EXPENSES

For the year ended January 31, 1998, non-recurring expenses are comprised of legal settlements of several lawsuits for which management believes that there will be no additional liability with regard to these settled lawsuits. For the year ended January 31, 1997, non-recurring expenses are comprised of a one-time fee of $89,834 charged by the Company's former bank for its costs related to the Receivership during August 1996, and the monthly administrative fees charged by the Receiver during the receivership period. Administrative fees were billed monthly by the Receiver for its role as monitor for the bank of all of the Company's cash disbursements and receipts and for its handling of all court reports, filings and related Receivership matters. The Receivership Estate began on May 1, 1995 and ended August 22, 1996 (see note 11).

EARNINGS PER SHARE

In the first quarter of the year ended January 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 128, 'Earnings per Share" (FAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Prior-period amounts have been restated, where appropriate, to conform to the requirements of FAS 128 (see Note 14).


                       See independent auditors' report.

NOTE 2 - NOTE RECEIVABLE

                                           JANUARY 31,            JANUARY 31,
                                              1998                   1997
                                           ----------           --------------
8 1/2% note receivable, monthly
     principal and interest payments of
     $4,250, secured by equipment of the
     debtor, maturing in November, 1997      $ -0-               $    40,889

Less current portion                         $ -0-                    40,889
                                             -----               -----------
                                             $ -0-               $    -0-
                                             -----               -----------
                                             -----               -----------

NOTE 3 - LINE OF CREDIT

On November 5, 1993, the Company entered into a security and loan agreement with its bank under which it could obtain credit up to 65% of certain accounts receivable, but not in excess of $1,200,000, at prime plus 3 1/2%. This loan was secured by accounts receivable, inventories and a first priority interest in all unencumbered assets, and matured in June, 1996. In August 1996, the outstanding balance was repaid in full.

In August 1996, the Company entered a new banking relationship. The Company obtained a $750,000 revolving credit line. This credit line bears interest at the rate of prime plus 1.5% per annum, and is secured primarily by the Company's accounts receivable and inventories. The Company also obtained a $300,000 non-revolving equipment acquisition credit line, which bears interest at the rate of prime plus 1.75% per annum, and is secured by all the Company's assets. Both of these loans are cross-collateralized. The terms of these loan agreements contain certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth.

NOTE 4 - LONG-TERM DEBT

                                           JANUARY 31,            JANUARY 31,
                                              1998                   1997
                                           ----------           --------------

Notes payable to vendors bearing no
  interest maturing at various dates.
  These notes were negotiated with
  vendors to convert accounts payable
  balances into notes with terms
  varying from three months to three
  years.  All these notes existed when
  the Receiver was appointed on May 1,
  1995.  All the notes have been paid
  in full or written-off, except for
  one, which is in dispute (see Note 7).
                                          $  168,034            $    207,087
                                          ----------            ------------
  Less current portion                       168,034                 207,087
                                          ----------            ------------
  Long-term debt                          $      -0-              $      -0-
                                          ----------            ------------
                                          ----------            ------------

Interest paid in cash totaled as follows, for the years ended January 31,

                       1998          1997
                    ---------      -------
                     $  -0-        $ 87,017
                     ------        --------

                         See independent auditors' report.

NOTE 5 - STOCK OPTION PLANS

In the year ended January 31, 1996, the Company implemented stock option plans, which provide for the granting of options to certain officers and key employees, and Directors of the Company to purchase shares of its common stock within prescribed periods at prices that vary from $0.25 to $0.75. The weighted average fair value of options granted was $.33 per option. Fair value was determined by estimating the future sale of the underlying stock and discounting the gain on the options based on a risk free rate of return adjusted for equity risk. Share activity under the Company's stock option plans is summarized below:

                                                                     SHARES
                                                                 -----------
Held at January 31, 1996 (outstanding and unexercised)              359,000

Granted                                                                 -0-

Exercised                                                               100

Canceled or expired                                                   9,000
                                                                 -----------
Held at January 31, 1997 (outstanding and unexercised)              349,900

Granted                                                              82,000

Exercised                                                               200

Canceled or expired                                                  40,000
                                                                 -----------
Held at January 31, 1998 (outstanding and unexercised)              391,700
                                                                 -----------
                                                                 -----------
Shares exercisable, January 31, 1998                                277,740
                                                                 -----------
                                                                 -----------
Shares available for future grants, end of period                   108,000
                                                                 -----------
                                                                 -----------
Price range of options held, January 31, 1997                    $.025-$.075
                                                                 -----------
                                                                 -----------

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

                       See independent auditors' report.

NOTE 6 - INCOME TAXES

The following is a reconciliation of the tax provision, computed by applying the statutory federal income tax rates, and the income tax provision per the financial statements for the years ended January 31,

                                                                    1998              1997
                                                               ------------      -----------
Income tax provision at 34%                                    $    102,180      $   227,319
Meals and entertainment                                               2,370            2,048
Officer's life insurance                                              1,975            2,803
Excess book (tax) depreciation and amortization                      (3,247)          30,707
Change in allowance for doubtful accounts                            (8,833)         (30,769)
Write-off of obsolete inventory                                     (61,426)         (51,396)
Reserve for legal matters                                           (11,488)           9,059
Other                                                                14,852            2,608
State taxes for prior year                                           (1,904)          (1,632)
Benefit of net operating loss carryforwards                         (31,610)        (190,747)
                                                               ------------      -----------
Current federal tax provision                                         2,869              -0-
Change in valuation allowance                                      (200,000)             -0-
California franchise tax                                              5,700            5,600
                                                               ------------      -----------
  Provision for income tax                                     $   (191,431)     $     5,600
                                                               ------------      -----------
                                                               ------------      -----------


Deferred tax benefits reflect the impact of loss carryforwards and, temporary differences between the assets and liabilities recorded for financial reporting purposes and tax purposes. These differences are as follows:

                                                   1998                  1997
                                             -------------          -----------
     Allowance for doubtful accounts         $      10,186          $    16,831
     Allowance for inventory obsolescence           21,650               78,426
     Less valuation allowance                      (31,836)             (95,257)
                                             -------------          -----------
          Current                            $         -0-          $      -0-
                                             -------------          -----------
                                             -------------          -----------

     Tax loss carryforward                       1,133,165              927,362
     Depreciation and amortization                 (73,892)             (47,071)
     Reserve for legal matters                         -0-               43,059
     Less valuation allowance                     (755,273)            (923,350)
                                             -------------          -----------
          Non current                        $     304,000           $     -0-
                                             -------------          -----------
                                             -------------          -----------

Realization of the deferred benefit is contingent upon future taxable earnings. The benefit recognized in the year ending January 31, 1998 represents the reduction of the valuation allowance from 100% to 69%, and is based on the Company's continuing profitability.

The Company estimates it had available net operating loss carryforwards of approximately $2,760,000 for federal income tax purposes and $2,100,000 for state income tax purposes at January 31, 1998. The Company's net operating loss carryforwards expire from 2008 to 2011.


                       See independent auditors' report.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is committed to minimum lease payments on a non-cancelable operating lease for its facility, which expires in August 2000, as follows:

                                  Twelve Months Ending January 31,
                             -----------------------------------------
                             1999                           $  291,000
                             2000                              291,000
                             2001                              169,750
                                                            ----------
                             TOTAL                          $  751,750
                                                            ----------
                                                            ----------

Total rental expense under the facility lease (including expenses) is as follows for the two years ending January 31,

         1998                          1997
     ----------                    ------------
     $  301,000                    $    305,000
     ----------                    ------------
     ----------                    ------------

LEGAL MATTERS

The Company is party to various legal proceedings, several of which were settled in the year ended January 31, 1998. Except as noted below, the outcome of these proceedings and the potential liability cannot be determined; however, the Company believes it will prevail in its defenses, and does not expect that such litigation will have a material adverse effect on its financial position or results of operations. Additionally, the Company has filed counterclaims in one of the actions. At January 31, 1997, an accrual in the amount of approximately $242,000 had been recorded in anticipation of certain judgments against the Company related to certain matters. $168,034 of this accrual remains in notes payable to vendors at January 31, 1998 (see Note 4).

NOTE 8 - RELATED PARTY TRANSACTIONS

The Company is using the legal expertise of a lawyer who is a director of the Company. Related legal expenses totaled $72,801 and $62,033 for the years ended January 31, 1998 and 1997, respectively.

NOTE 9 - CONCENTRATIONS

MAJOR CUSTOMER INFORMATION

Concentration of sales in the Company's four largest customers is as follows for the years ending January 31,

                                                     1998          1997
                                                 -----------   ------------
          Breed Automotive Technologies          $ 1,723,463    $ 2,200,127
          Inflation Systems, Inc.                    842,921      1,438,355
          DFAS                                       954,239        473,863
          Norcross Air, Inc.                         656,901        818,372
                                                 -----------   ------------
                                                 $ 4,177,524    $ 4,930,717
                                                 -----------   ------------
                                                 -----------   ------------

                       See independent auditors' report.

CONCENTRATION OF CREDIT RISK

Concentration of receivables due from the Company's four largest customers is as follows at January 31,

                                                     1998            1997
                                                 -----------    -----------
          Breed Automotive Technologies          $   103,242    $   276,566

          Inflation Systems, Inc.                    352,307        369,073

          DFAS                                       173,799        115,498

          Norcross Air, Inc.                          90,633         88,511
                                                 -----------    -----------
                                                 $   719,981    $   849,648
                                                 -----------    -----------
                                                 -----------    -----------

Breed Automotive Technologies and Inflation Systems, Inc. are U.S. based major suppliers to the automobile industry. Norcross Air, Inc., is a U.S. based distributor of spare parts to the airline industry, and DFAS is the U.S. government. The Company grants trade credit to these customers on an unsecured basis.

MAJOR SUPPLIERS

The Company is dependent on three suppliers for the majority of its material needs for automotive airbag filter production.

CASH IN BANK

At January 31, 1998, the Company had cash in a bank in excess of federally insured limits by $89,992.

NOTE 10 - STOCKHOLDERS' EQUITY

During the year ended January 31, 1997, the Company sold 2,530,000 shares of common stock and received $1,742,900 of net proceeds, including $1,300 of interest. The purchase price of the common stock was $.80 per share. From the gross proceeds, the underwriter received $202,400 as a fee. The Company incurred $80,000 of legal, printing and accounting costs related to registration of the shares. The underwriter also received a 24 month option to purchase 177,100 shares, at a price of $.80 per share. Proceeds received by the Company have been used to retire bank debt (See Note 11) and other pre-Receiver debt.

NOTE 11 - CESSATION OF RECEIVERSHIP

On August 13, 1996, all bank debt owed by the Company was repaid. On August 22, 1996, the Receivership Estate was terminated by order of the Superior Court of the State of California and control of the Company was returned to the Board of Directors and Management.

NOTE 12 - VENDOR NOTE SETTLEMENTS

The Company paid $352,915 as settlement for $477,397 of vendor notes in the year ended January 31, 1997.

NOTE 13 - RECENT PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS
130). FAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes are required. The adoption of this standard will have no impact on the Company's results of operations, financial position or cash flows.

                       See independent auditors' report.

In June 1997, the FASB issued Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS
131). FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for financial statements for fiscal years beginning after December 15, 1997. Financial statement disclosures for prior periods are required to be restated. The adoption of FAS 131 will have no impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 14 - EARNINGS PER SHARE

Reconciliation of basic and diluted earnings per share:

                                                              PER SHARE
                                 INCOME       SHARES            AMOUNT
                               ----------     ---------     -------------
YEAR ENDED JANUARY 31, 1998

Basic earnings per share       $  491,961     7,108,821     $    0.07
                                                            -------------
                                                            -------------
EFFECT OF DILUTED SECURITIES

Stock options                                   139,437
                               ----------     ---------
Diluted earnings per share     $  491,961     7,248,258     $    0.07
                               ----------     ---------     -------------
                               ----------     ---------     -------------

YEAR ENDED JANUARY 31, 1997

Basic earnings per share       $  662,985     5,843,521     $    0.11
                                                            -------------
                                                            -------------

EFFECT OF DILUTED SECURITIES

Stock options                                   264,291
                               ----------     ---------
Diluted earnings per share     $  662,985     6,107,812     $    0.11
                               ----------     ---------     -------------
                               ----------     ---------     -------------


Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive.

NOTE 15 - RETIREMENT PLAN

The Company has a defined contribution 401(k) covering all employees who have completed one year of service. The Company makes "matching" contributions of 10% of the participant's deferral amount, limited to 5% of the participant's eligible compensation for the year.

The Company may also make discretionary contributions to the plan based upon participant compensation and net profits. During the year ended January 31, 1998, the Company contributed $2,780.00 to the Plan. The Company's maximum contribution is limited to 1/2 of 1% of the employee's compensation.

                       See independent auditors' report.

                               PUROFLOW INCORPORATED

                                 INDEX TO EXHIBITS

This Index is filed in response to Item 14(a) (3), and the following documents are filed as Exhibits in response to Item 14(c), as required by
Item 601 of Regulation S-K:

EXHIBIT
  NO.     DESCRIPTION
-------------------------------------------------------------------------------
 3.1      Certificate of Incorporation*

 3.2      Bylaws*

10.1      Asset Purchase Agreement dated September 29, 1992 between the
          Company and Engineered Magnetics, Inc. for sale of the CPI
          Division *****

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

10.3      Lease Agreement dated April 6, 1984 for premises at 1631 10th
          Street, Santa Monica, California*

10.4      Lease Agreement dated August 1, 1985 for premises at 1648 10th
          Street, Santa Monica, California*

10.5      Lease Agreement dated November 10, 1992 for premises at 1558 10th
          Street, Santa Monica, California *****

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

10.17     Lease dated January 13, 1992 between the Company and Jerome and Faith
          Pearlman***

10.18 Settlement Agreement with Stroock & Stroock & Lavan, special counsel to the Registrant, dated November 17, 1992****



10.19     Agreement between Registrant and Alpine Service Ltd. dated June
          30, 1993 for the private placement of 1,000,000 shares pursuant to Regulation "S" of the Securities Act of 1933, as amended******

10.20     Note payable to Imperial Bank dated November 5, 1993*******

10.21     Note payable to Imperial Bank dated November 5, 1993*******

10.22     Security and Loan Agreement with Imperial Bank dated November 5,
          1993*******

10.23 Stipulation for immediate appointment of Receiver on behalf of Imperial Bank dated May 1, 1995********

10.24 Stipulation re: First Amendment to Order Appointing Receiver dated September 5, 1995********

10.25 First Amendment to Stipulation re: First Amendment to Order appointing Receiver dated January 16, 1996********

10.26     Sublease dated July 27, 1995 between Kaiser Marquardt and the
          Company with sublease guarantor Kaiser Aerospace and Electronics********

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

*** Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on April 29, 1992.

**** Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on December 15, 1992.

**** Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on May 15, 1993.

***** Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on September 10, 1993.

****** Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on December 12, 1993.

******** Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on April 25, 1996.