Form 10QSB
period 1998-04-30
PUROFLOW INC
filed 1998-05-20
CIK 100591

\



                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                    FORM 10-QSB



                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934




FOR THE QUARTER ENDED APRIL 30, 1998              COMMISSION FILE NUMBER 0-5622
-------------------------------------------------------------------------------


                               PUROFLOW INCORPORATED
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)




                   DELAWARE                             13-1947195
-------------------------------------------------------------------------------
       (State or other jurisdiction of        (I.R.S. Employer identification
        incorporation or organization)



   16559 SATICOY STREET, VAN NUYS, CALIFORNIA              91406-1739
-------------------------------------------------------------------------------
        (Address of executive offices)                     (Zip Code)




        Registrant's telephone number, including area code:   (818) 756-1388


            Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock                   Shares outstanding
             COMMON STOCK, $.01 PAR VALUE               7,108,821
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

                               PUROFLOW INCORPORATED
                            CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)



                                                        APRIL 30,    JANUARY 31,
                                                          1998           1998
                                                       ----------     ----------
ASSETS


CURRENT ASSETS
  Cash                                                 $  355,472     $  361,523
  Accounts receivable
  Net of allowance for doubtful accounts of
     $26,000 at April 30, 1998 and
     $23,523 at January 31, 1997                        1,655,001      1,602,267
  Advances to Officers & Employees                          4,182            -
  Inventories                                           1,715,290      1,566,865
  Note receivable, current portion                            -
  Prepaid expenses and other current assets                51,894         76,331
                                                       ----------     ----------
     TOTAL CURRENT ASSETS                               3,781,839      3,606,986
                                                       ----------     ----------

PROPERTY & EQUIPMENT
  Leasehold improvements                                   29,218         26,980
  Machinery and equipment                               3,511,989      3,491,625
  Automobile                                                1,679          1,679
  Tooling and dies                                        306,124        303,399
  Construction in progress                                 46,155         44,977
                                                       ----------     ----------
                                                        3,895,165      3,868,660
  Less accumulated depreciation
     and amortization                                   2,823,821      2,750,092
                                                       ----------     ----------

NET PROPERTY AND EQUIPMENT                              1,071,344      1,118,568
                                                       ----------     ----------
                                                       ----------     ----------
DEFERRED TAXES                                            355,000        304,000
OTHER ASSETS                                               16,750         16,750
                                                       ----------     ----------
     TOTAL ASSETS                                      $5,224,933     $5,046,304
                                                       ----------     ----------
                                                       ----------     ----------


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Current portion of long term debt                    $  228,034     $  168,034
  Accounts payable                                        410,834        467,131
  Accrued expenses                                        243,455        430,112
                                                       ----------     ----------
     TOTAL CURRENT LIABILITIES                            882,323      1,065,277
                                                       ----------     ----------

  Long-Term Debt                                          176,000
                                                       ----------     ----------
     TOTAL LIABILITIES                                    176,000            -
                                                       ----------     ----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per share
     authorized - 500,000 shares, issued none
  Common stock, par value $.01 per share
     authorized - 12,000,000 shares
     issued and outstanding - 7,108,821 shares
      at April 30, 1998
      shares at January 31, 1997                          430,579        430,579
     Additional paid-in capital                         4,947,727      4,947,727
     Accumulated deficit                               (1,211,696)    (1,397,279)
                                                       ----------     ----------
     TOTAL STOCKHOLDERS' EQUITY                         4,166,610      3,981,027
                                                       ----------     ----------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY                            $5,224,933     $5,046,304
                                                       ----------     ----------
                                                       ----------     ----------

           See accompanying notes to the consolidated financial statements.

                               PUROFLOW INCORPORATED
                        CONSOLIDATED STATEMENT OF OPERATION
                                    (UNAUDITED)


                                            THREE MONTHS ENDED
                                                APRIL 30,
                                           1998           1997
Net revenue                             $2,096,284     $2,349,632
Cost of goods sold                       1,493,582      1,737,016
                                        ----------     ----------
    Gross profit                           602,702        612,616

Selling, general
    and administrative expense             470,457        412,769
                                        ----------     ----------
    Operating income                       132,245        199,847

Interest expense                             1,074            -
Non recurring expense                          -              -
Other income                                 3,411          2,349
                                        ----------     ----------
    Income before taxes                    134,582        202,196

Provision for income taxes                 (51,000)       (51,000)
                                        ----------     ----------

       NET INCOME                       $  185,582     $  253,196
                                        ----------     ----------
                                        ----------     ----------

NET INCOME PER COMMON SHARE

    Basic earnings per share            $    0.026     $     0.04
                                        ----------     ----------
                                        ----------     ----------
    Diluted earnings per share          $    0.026     $     0.03
                                        ----------     ----------
                                        ----------     ----------


         See accompanying notes to the consolidated financial statements.

                               PUROFLOW INCORPORATED
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)



FOR THE THREE MONTHS ENDED APRIL 30,                                 1998           1997
------------------------------------------------------------------------------------------
CASH AT BEGINNING OF PERIOD                                       $ 361,523      $ 164,415

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                      185,583        253,196
    Adjustments to reconcile net income to net cash
      provided by operating activities
      Depreciation and amortization                                  73,729         65,007
      Provision for losses on accounts receivable                     2,477            -
      Inventory valuation allowance                                     -          (25,300)
    Changes in operating assets and liabilities:
      Advances to Officers & Employees                               (3,682)
      Accounts receivable                                           (55,711)      (172,538)
      Inventories                                                  (148,425)       (21,703)
      Prepaid expenses and other current assets                      24,436        (17,479)
      Deferred taxes                                                (51,000)       (51,000)
      Accounts payable                                              (63,411)        97,738
      Accrued expenses                                             (179,543)       (30,388)
                                                                  ---------      ---------
          Net cash provided by operating activities                (215,547)        97,533
                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                             (26,504)       (93,905)
    Payments received on notes receivable                               -           11,965
                                                                  ---------      ---------
            Net cash provided by investing activities               (26,504)       (81,940)
                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Bank overdraft                                                      -              -
    Net repayment under line of credit                                  -              -
    Principal new long-term debt                                    236,000            -
                                                                  ---------      ---------
            Net cash used in financing activities                   236,000            -
                                                                  ---------      ---------

NET INCREASE (DECREASE) IN CASH                                      (6,051)        15,593
                                                                  ---------      ---------

CASH AT END OF PERIOD                                              $355,472       $180,008
                                                                  ---------      ---------
                                                                  ---------      ---------


         See accompanying notes to the consolidated financial statements.

                       PUROFLOW INCORPORATED AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (UNAUDITED)



                                 COMMON      ADDITIONAL
FOR THE THREE MONTHS ENDED        STOCK       PAID-IN       RETAINED
APRIL 30, 1998                  PAR VALUE     CAPITAL       EARNINGS         TOTAL
-------------------------------------------------------------------------------------
Balance at January 31, 1998     $430,579     $4,947,727    $(1,397,279)    $3,981,027

Net income                           -              -          185,583        185,583
                                --------     ----------    -----------     ----------
Balance at April 30, 1998       $430,579     $4,947,727    $(1,211,696)    $4,166,610
                                --------     ----------    -----------     ----------
                                --------     ----------    -----------     ----------














         See accompanying notes to the consolidated financial statements.

                                 PUROFLOW INCORPORATED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                    (UNAUDITED)
                APRIL 30, 1998, JANUARY 31, 1998, AND APRIL 30, 1997



NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1998 (The "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                                   APRIL 30,     JANUARY 31,
                                                     1998           1998
                                                  ----------     -----------
            Raw materials and purchased parts     $  845,147     $  766,222

            Work in process                          536,749        472,656

            Finished goods and assemblies            333,394        327,987
                                                  ----------     -----------
                 Totals                           $1,715,290     $1,566,865
                                                  ----------     -----------
                                                  ----------     -----------


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

NOTE 4 - NET INCOME PER SHARE

Reconciliation of basic and diluted earnings per share:


                                      INCOME           SHARES         PER-SHARE
                                                                       AMOUNT
                                     --------         ---------       ---------
3 MONTHS ENDED APRIL 30, 1998
Basic earnings per share             $185,582         7,108,821        $.03
                                                                      -----
                                                                      -----

EFFECT OF DILUTED SECURITIES
Stock options                                            92,253
                                     --------         ---------

Diluted earnings per share           $185,582         7,200,874       $.026
                                     --------         ---------       -----
                                     --------         ---------       -----

3 MONTHS ENDED APRIL 30, 1997

Basic earnings per share             $253,196         7,108,821        $.04
                                                                      -----
                                                                      -----
EFFECT OF DILUTED SECURITIES
Stock Options                                           151,628
                                     --------         ---------

Diluted earnings per share           $253,196         7,260,449       $.026
                                     --------         ---------       -----
                                     --------         ---------       -----


Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive.

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


LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1998, the Company had cash available of $355,472, compared to $361,523 on January 31, 1998. It had a current ratio of 5.29 to 1 at April 30, 1998, compared to 4.2 to 1 on January 31, 1998.

OPERATING ACTIVITIES

Cash Flow from Operations for the three months ended April 30,1998 was reduced by $215,547 compared to an increase of $97,533 for the three months ended April 30,1997.

INVESTING ACTIVITIES

The Company invested $26,504 in new capital equipment in the current quarter predominantly for equipment for a new type of airbag filter.

FINANCING ACTIVITIES

The Company has unused revolving credit line of $750,000 which bears interest at the rate of prime plus 1.5% per annum, secured by the Company's accounts receivable and inventory. The Company also has a non-revolving equipment acquisition loan of $300,000, which bears interest at prime rate plus 1.75% per annum. The Company is in compliance with all covenants under its loan agreement with the Bank. The Company obtained a loan of $236,000 to pay the non-recurring judgment against it as well as purchase a necessary blueprint copier.

RESULTS OF OPERATIONS FOR QUARTER ENDED APRIL 30, 1998

REVENUES

Sales were $2,096,254 for the three months ended April 30,1998 compared to $2,349,632 in 1997. This represents a decrease of $253,334 or 10.78% due primarily to a reduction of 23.4% in the sale of airbags, a result of the slow ramp-up in the new model non-azide airbag for the driver and passenger side impact filters.

GROSS PROFIT

Gross profit as a percentage of sales was 29% in April 1998, compared to 26% in April 1997, representing an increase of 3% representing higher margins on precision filters on the PMA Program as well as increased manufacturing efficiencies.

OPERATING INCOME

Operating income was $132,245 in April 1998 compared to $199,847 in April 1997, a decrease of $67,602 due to the lower margins on airbag filters, the impact of the cost of new product development as well as increased marketing costs.

INTEREST CHARGES

Interest on the bank loan was $1,074 as of April 30, 1998.

INCOME TAXES

A tax benefit of $51,000 was recognized as a result of income tax loss carryforwards.

PART II - OTHER INFORMATION


ITEM 1. PENDING LEGAL PROCEEDINGS

1) Memtec America Corporation obtained a confession of judgment from the Circuit Court of Baltimore County, Maryland, on December 19,1995 against the Company for approximately $220,000, based upon the execution of a promissory note by a former chief executive of the Company, which note was executed in exchange for goods and services delivered by the Plaintiff. The Company disputes that any amounts are due under the note as a result of Company's right of set-off. The judgment was obtained without due notice to the Company. The Receiver retained counsel in Baltimore, Maryland, for the purpose of setting aside the confession of judgment and to assert a number of counter-claims against Memtec America Corporation. The confession of judgment was vacated by order of the Circuit Court of Baltimore County on June 24,1996. The Company filed an amended counter-claim and third party complaint on August 12, 1996 against Memtec America Corporation and four employees of the Company now employed by Memtec America Corporation. The counter-claim against the four former employees was dismissed for jurisdictional purposes. The Company now is in the process of securing positive depositions from key witnesses to support the amended counter-claim, and management believes the Company will recover a reasonable award and legal fees. Although the Company cannot determine the potential liability which may result from the foregoing, it believes it will prevail in its defenses, and does not expect that such litigation will have a material adverse effect on its financial position or results of operation.

At January 31,1998, an accrual in the amount of approximately $256,000 had been recorded for judgments against the Company for lawsuits that have concluded.

The Company is not party, nor are its properties subject to, any material pending proceedings other than ordinary routine litigation incidental to the Company's business and the matters described above.

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

                                      PUROFLOW INCORPORATED


May 20, 1998                         By:  /s/ Michael H. Figoff
                                        ---------------------------------------
                                              Michael H. Figoff
                                              President/Chief Executive Officer