Form 10QSB
period 1998-07-31
PUROFLOW INC
filed 1998-08-27
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JULY 31, 1998               COMMISSION FILE NUMBER 0-5622
-------------------------------------------------------------------------------


                              PUROFLOW INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              DELAWARE                                       13-1947195
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              I.R.S. Employer
          or organization)                                identification No.)


16559 SATICOY STREET, VAN NUYS, CALIFORNIA                      91406-1739
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

                             PUROFLOW INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      JULY 31,              JANUARY 31,
                                                                        1998                   1998
                                                                      --------              -----------
ASSETS

CURRENT ASSETS
     Cash                                                             $   343,904           $   361,523
     Accounts receivable
     Net of allowance for doubtful accounts of
         $26,271 at July 31, 1998 and $50,000 at July 31, 1997          1,670,227             1,602,267
     Advances to Officers & Employees                                       2,982                     -
     Inventories                                                        1,825,375             1,566,865
     Deferred Tax Benefit                                                   4,350                     -
     Note receivable, current portion                                           -                     -
     Prepaid expenses and other current assets                             60,260                76,331
                                                                      -----------           -----------
         TOTAL CURRENT ASSETS                                           3,907,098             3,606,986
                                                                      -----------           -----------

PROPERTY & EQUIPMENT
     Leasehold improvements                                                34,541                26,980
     Machinery and equipment                                            3,555,317             3,491,625
     Automobile                                                             1,679                 1,679
     Tooling and dies                                                     311,153               303,399
     Construction in progress                                              46,155                44,977
                                                                      -----------           -----------
                                                                        3,948,845             3,868,660
     Less accumulated depreciation
         and amortization                                               2,913,550             2,750,092
                                                                      -----------           -----------

NET PROPERTY AND EQUIPMENT                                              1,035,295             1,118,568
                                                                      -----------           -----------
DEFERRED TAXES
OTHER ASSETS                                                              422,750               320,750
                                                                      -----------           -----------
         TOTAL ASSETS                                                 $ 5,365,143           $ 5,046,304
                                                                      -----------           -----------
                                                                      -----------           -----------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Current portion of long term debt                                $    60,000           $   168,034
     Accounts payable                                                     469,126               467,131
     Accrued expenses                                                     198,573               430,112
                                                                      -----------           -----------
         TOTAL CURRENT LIABILITIES                                        727,699             1,065,277
     Long - Term Debt                                                     328,734                     -
                                                                      -----------           -----------
TOTAL LIABILITIES                                                       1,056,433             1,065,277

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share
         authorized - 500,000 shares
           issued none
     Common stock, par value $.01 per share authorized - 12,000,000 shares issued and outstanding - 7,108,821 shares
          at July 31, 1997
          shares at January 31, 1997                                      430,579               430,579
         Additional paid-in capital                                     4,947,727             4,947,727
         Accumulated deficit                                           (1,069,596)           (1,397,279)
                                                                      -----------           -----------
         TOTAL STOCKHOLDERS' EQUITY                                     4,308,710             3,981,027
                                                                      -----------           -----------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                       $ 5,365,143           $ 5,046,304
                                                                      -----------           -----------
                                                                      -----------           -----------


      See accompanying notes to the consolidated financial statements.

                              PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATION
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED            SIX MONTHS ENDED
                                                             JULY 31,                    JULY 31,
                                                 1998              1997            1998             1997
                                            -------------      ------------     ------------    --------------------
Net revenue                                  $ 2,209,044       $ 2,251,959      $ 4,305,328     $ 4,601,591
Cost of goods sold                             1,505,788         1,663,446        2,999,370       3,400,462
                                             -----------        -----------      -----------     -----------
      Gross profit                               703,256           588,513        1,305,958       1,201,129

Selling, general
      and administrative expense                 604,511           449,427        1,074,968         862,196
                                             -----------        -----------      -----------     -----------
      Operating income                            98,745           139,086          230,990         338,933

Interest expense                                  (6,105)                -           (7,179)              -
Other income                                       2,812             4,281            6,223           6,630
                                             -----------        -----------      -----------     -----------

      Income from continuing
          operations before taxes                 95,452           143,367          230,034         345,563

Provision for income taxes                       (46,650)          (49,600)         (97,650)       (100,600)
                                             -----------         -----------      -----------     -----------

Loss from discontinued operations                      -                 -                -               -
                                             -----------         -----------      -----------     -----------
                                                 142,102           192,967          327,684         446,163

          NET INCOME                         $   142,102       $   192,967      $   327,684     $   446,163
                                             -----------       -----------      -----------     -------------
                                             -----------       -----------      -----------     -------------


Net income (loss) per common share:

      Basic earnings per share               $      0.02       $      0.03           $      0.05     $      0.06
      Diluted earnings per share             $      0.02       $      0.03           $      0.05     $      0.06

Weighted average number of shares              7,215,764         7,237,558             7,215,764       7,253,030


                See accompanying notes to the consolidated financial statements.

                                PUROFLOW INCORPORATED
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


FOR THE SIX MONTHS ENDED JULY 31,                                   1998                1997
                                                               -------------       --------------
CASH AT BEGINNING OF PERIOD                                      $ 361,523           $ 164,415

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                             327,683             446,163
     Adjustments to reconcile net income to net cash
         provided by operating activities
         Depreciation and amortization                             163,458             134,762
         Provision for losses on accounts receivable                 2,748                 496
         Inventory valuation allowance                                   -              56,591
     Changes in operating assets and liabilities:
         Advances to Officers & Employees                           (2,482)
         Accounts receivable                                       (71,208)             10,964
         Inventories                                              (258,509)             33,205
         Prepaid expenses and other current assets                  16,070             (11,741)
         Deferred Tax Benefit                                       (4,350)
         Deferred taxes                                           (102,000)           (102,000)
         Accounts payable and accrued expenses                    (229,543)            (65,930)
                                                                 ---------           ---------
             Net cash provided by operating activities            (158,133)            502,510
                                                                 ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                           (80,185)           (250,695)
     Payments received on notes receivable                               -              24,186
                                                                 ---------           ---------

              Net cash provided by investing activities            (80,185)           (226,509)
                                                                 ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Bank overdraft                                                     -                   -
      Net repayment under line of credit                                 -                   -
      Current Portion  - Long Term debt                             60,000                   -
      Principal new long term debt                                 160,700                   -
                                                                 ---------           ---------
               Net cash used in financing activities               220,700                   -
                                                                 ---------           ---------

NET INCREASE IN CASH                                               (17,618)            276,001

CASH AT END OF PERIOD                                            $ 343,905           $ 440,416
                                                                 ---------           ---------
                                                                 ---------           ---------

   See accompanying notes to the consolidated financial statements.

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                           COMMON     ADDITIONAL    RETAINED
                                            STOCK      PAID-IN      EARNINGS
FOR THE SIX MONTHS ENDED JULY 31, 1998    PAR VALUE    CAPITAL                         TOTAL
                                          ---------   ----------   ------------     ------------
Balance at January 31, 1998               $430,579    $4,947,727   $(1,397,279)     $3,981,027

Net income                                       -             -       327,684         327,684
                                          --------    ----------    -----------     -------------

Balance at July 31, 1998                  $430,579    $4,947,727    $(1,069,595)    $4,308,711
                                          --------    ----------    -----------     -----------
                                          --------    ----------    -----------     -----------

   See accompanying notes to the consolidated financial statements.

                              PUROFLOW INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                   (UNAUDITED)
               JULY 31, 1998, JANUARY 31, 1998, AND JULY 31, 1997


NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 1998 (The "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented, have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                                 JULY 31,            JANUARY 31,
                                                  1998                  1998
                                                ----------          ------------
     Raw materials and purchased parts          $  884,288          $  766,222
     Work in process                               589,950             472,656
     Finished goods and assemblies                 351,137             327,987
                                                ----------          ----------
          Totals                                $1,825,375          $1,566,865
                                                ----------          ----------
                                                ----------          ----------


NOTE 3 - STOCKHOLDERS EQUITY

On March 26, 1996, the Company entered into an agreement with an investment banker to raise equity through a private placement offering. On July 24, 1996, such offering was completed. The Company sold 2,530,000 shares of common stock and received $1,742,900 of net proceeds, including $1,300 of interest. The purchase price of the common stock was $.80 per share. From the gross proceeds, the underwriter received $202,400 as a fee. The underwriter also received a 24 month option to purchase 177,100 common shares, at a price of $.80 per share which expired unexercised. Proceeds received by the Company are used to retire bank debt and other pre-Receiver debt. The Company registered the securities on March 7, 1997.

NOTE 4 - NET INCOME PER SHARE

Reconciliation of basic and diluted earnings per share:


                                                                       PER-SHARE
                                       INCOME            SHARES          AMOUNT
                                      --------          ---------      ----------
6 MONTHS ENDED JULY 31, 1998

Basic earnings per share              $327,684          7,108,621       $   .05
                                                                        -------
                                                                        -------

EFFECT OF DILUTED SECURITIES
Stock options                                             103,331
                                      --------          ---------

Diluted earnings per share            $327,684          7,211,952       $   .05
                                      --------          ---------       -------
                                      --------          ---------       -------

6 MONTHS ENDED JULY 31, 1997

Basic earnings per share              $446,163          7,108,621       $   .06
                                                                        -------
                                                                        -------

EFFECT OF DILUTED SECURITIES
Stock Options                                             144,409
                                      ---------         ----------

Diluted earnings per share            $446,163          7,253,030       $   .06
                                      --------          ---------       -------
                                      --------          ---------       -------


A basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive.

NOTE 5 - INCOME TAXES

Income tax benefits recognized represents the benefit of income tax loss carryforward


NOTE 6 - YEAR 2000 READINESS

The Company has taken all practical steps to insure that its computer hardware and software will be unaffected by any Year 2000 issues, pursuant to representation made by Dataworks Corp. of San Diego, California on the software and Santa Monica Systems of Santa Monica, California on the hardware.


LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1998, the Company had cash available of $343,904, compared to $361,523 on January 31, 1998, and it had a current ratio of 5.37 to 1 at July 31, 1998, compared to 4.2 to 1 on January 31, 1998. The company has a bank loan outstanding as of July 31,1998 of $220,700.


INVESTING ACTIVITIES

The Company invested $80,185 in new capital equipment in the six month period ending July 31, 1998, predominantly for equipment for a new type of airbag filter.

FINANCING ACTIVITIES

The Company has an unused revolving credit line of $1,000,000 which bears interest at the rate of prime plus 0.5% per annum, secured by the Company's accounts receivable and inventory. The Company is in compliance with all covenants under its loan agreement with the Bank. The Company obtained a loan of $236,000 to pay the non-recurring judgment against it as well as purchase a necessary blueprint copier.


RESULTS OF OPERATIONS FOR QUARTER ENDED JULY 31, 1998

REVENUES

Sales were $2,209,044 in 1998, compared to $2,251,959 in 1997, representing a decrease of $42,915 or 2%, due primarily to a reduction of 14.5% in the sale of airbags. This was the result of two factors; the continuing slow ramp-up in the new model non-azide airbag for the driver and passenger side impact filters, as well as the effect toward the latter part of the quarter of the General Motors strike.


GROSS PROFIT

Gross profit as a percentage of sales was 32% in July 1998, compared to 26% in July 1997, an increase of 6% representing higher margins on precision filters on the PMA Program as well as increased manufacturing efficiencies.


OPERATING INCOME

Operating income was $98,745 in July 1998 compared to $139,086 in July 1997, a decrease of $40,341. This was due to several factors; lower margins on airbag filters, the cost of new product development, increased marketing cost due to the creation of an international division, and increased legal fees as the pace of the Company's final litigation increases.


INTEREST CHARGES

Interest on the bank loan was $7,179 as of July 31, 1998


INCOME TAXES

A tax benefit of $102,000 was recognized as a result of income tax loss carryforwards

PART LL - OTHER INFORMATION


ITEM 1. PENDING      LEGAL PROCEEDINGS

1. Memtec America Corporation obtained a confession of judgment from the Circuit Court of Baltimore County, Maryland, on December 19, 1995 against the Company for approximately $220,000 based upon the execution in exchange for goods and services delivered by the Plaintiff. The Company disputes that any amounts are due under the Note as a result of Company's right of set-off. The judgment was obtained without due notice to the Company. The Receiver retained counsel in Baltimore, Maryland for the purpose of setting aside the confession of judgment and to assert a number of counter-claims against Memtec America Corporation. The confession of judgment was vacated by order of the Circuit Court of Baltimore on June 24, 1996. The Company filed an amended counter-claim and third party complaint on August 12, 1996 against Memtec America Corporation and four employees of the Company now employed by Memtec America Corporation. The counter-claim against the four former employees was dismissed for jurisdictional purposes. The Company now is in the process of securing positive depositions from key witnesses to support the amended counter-claim, and management believes the Company will recover a reasonable award and legal fees. Although the Company cannot determine the potential liability which may result from the foregoing, it believes it will prevail in its defenses and does not expect that such litigation will have a material adverse effect on its financial position or results of operation.

At January 31, 1998, an accrual in the amount of approximately $256,000 had been recorded for judgments against the Company for lawsuits that have concluded.

The Company is not party, nor are its properties subject to, any material pending proceedings other than ordinary routine litigation incidental to the Company's business and the matters described above.


ITEM 2.    CHANGES IN SECURITIES

See Item 6 for explanation of Form 8-K filed August 24, 1998 for private placement of securities among directors, officers and employees of the registrant


ITEM 3.    DEFAULT UPON SENIOR SECURITIES
None.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.


ITEM 5.    OTHER INFORMATION
None.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed August 24, 1998 reporting the authorization for the private placement of one million (1,000,000) shares of common stock among the directors, officers, and employees of the registrant.

                                    SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.


                                    PUROFLOW INCORPORATED



August 27, 1998                     By:  /s/  Michael H. Figoff
                                         ---------------------------------
                                         Michael H. Figoff
                                         President/Chief Executive Officer