Form 10QSB
period 1998-10-31
PUROFLOW INC
filed 1998-12-10
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED OCTOBER 31, 1998            COMMISSION FILE NUMBER 0-5622
-------------------------------------------------------------------------------

                              PUROFLOW INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                 DELAWARE                                    13-1947195
-------------------------------------------------------------------------------
(State or other jurisdiction of incorporation  (IRS Employer identification No.)
              or organization)


 16559 SATICOY STREET, VAN NUYS, CALIFORNIA                 91406-1739
-------------------------------------------------------------------------------
     (Address of executive offices)                         (ZIP Code)


       Registrant's telephone number, including area code: (818) 756-1388

           Securities registered pursuant to Section 12(g) of the Act:


               Common Stock                             Shares outstanding
       COMMON STOCK, $.01 PAR VALUE                        8,000,321
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

                              PUROFLOW INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                     OCTOBER 31,           JANUARY 31,
                                                                        1998                  1998
                                                                   --------------        -------------
ASSETS

CURRENT ASSETS
    Cash                                                            $   696,362           $   361,523
    Accounts receivable
        Net of allowance for doubtful accounts of
        $19,938 at October 31, 1998 and $25,000 at
        January 31, 1998                                              1,456,214             1,602,267
    Advances to Officers & Employees                                      1,782                 --
    Inventories                                                       1,661,949             1,566,865
    Note receivable, current portion                                      --                    --
    Prepaid expenses and other current assets                           142,055                76,331
                                                                    -----------           -----------
        TOTAL CURRENT ASSETS                                          3,958,363             3,606,986
                                                                    -----------           -----------
PROPERTY & EQUIPMENT
    Leasehold improvements                                               39,512                26,980
    Machinery and equipment                                           3,601,118             3,491,625
    Automobile                                                            1,679                 1,679
    Tooling and dies                                                    318,486               303,399
    Construction in progress                                             46,155                44,977
                                                                    -----------           -----------
                                                                      4,006,950             3,868,660
    Less accumulated depreciation
        and amortization                                              3,004,279             2,750,092
                                                                    -----------           -----------
NET PROPERTY AND EQUIPMENT                                            1,002,671             1,118,568
                                                                    -----------           -----------
DEFERRED TAXES
OTHER ASSETS                                                            473,750               320,750
                                                                    -----------           -----------
        TOTAL ASSETS                                                $ 5,434,784           $ 5,046,304
                                                                    -----------           -----------
                                                                    -----------           -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of long term debt                                    60,000                 --
    Accounts payable                                                    491,294               467,131
    Accrued expenses                                                    134,361               430,112
                                                                    -----------           -----------
        TOTAL CURRENT LIABILITIES                                       685,655               897,243
    Long Term Debt                                                      309,434               168,034
                                                                    -----------           -----------
        TOTAL LIABILITIES                                               995,089             1,065,277


STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per share
        authorized - 500,000 shares - issued none
    Common stock, par value $.01 per share
        authorized - 12,000,000 shares
        issued and outstanding - 8,048,821 at October 31, 1998          439,979               430,579
        Additional paid-in capital                                    5,643,327             4,947,727
        Accumulated deficit                                          (1,052,692)           (1,397,279)
                                                                    -----------           -----------
        Less
           Notes Receivable from Stockholders                          (558,000)                --
           Treasury Stock (48,500 Shares) at Cost                       (32,919)                --
                                                                    -----------           -----------
        TOTAL STOCKHOLDERS' EQUITY                                    4,439,695             3,981,027

        TOTAL LIABILITIES AND
          STOCKHOLDERS' EQUITY                                      $ 5,434,784           $ 5,046,304
                                                                    -----------           -----------
                                                                    -----------           -----------

          See accompanying notes to the consolidated financial statements.

                              PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                         OCTOBER 31,                                 OCTOBER 31,
                                                  1998                  1997                 1998                  1997
                                             ------------          ------------          -----------           ------------
Net revenue                                  $ 1,908,249           $ 2,018,380           $ 6,213,577           $ 6,619,971
Cost of goods sold                             1,372,373             1,367,510             4,371,743             4,767,972
                                             -----------           -----------           -----------           -----------
     Gross profit                                535,876               650,870             1,841,834             1,851,999

Selling, general
     and administrative expense                  568,793               367,949             1,643,761             1,230,145
                                             -----------           -----------           -----------           -----------
     Operating income                            (32,917)              282,921               198,073               621,854

Interest expense                                  (5,451)                --                  (12,630)                --
Other income                                       6,446                 6,275                12,669                12,905
Nonrecurring expense                               --                 (369,394)                --                 (369,394)
                                             -----------           -----------           -----------           -----------
     Income from continuing
         operations before taxes                 (31,922)              (80,198)              198,112               265,365

Provision for income taxes                       (48,825)              (42,452)             (146,475)             (143,052)
                                             -----------           -----------           -----------           -----------
         NET INCOME                          $    16,903           $   (37,746)          $   344,587           $   408,417
                                             -----------           -----------           -----------           -----------
                                             -----------           -----------           -----------           -----------

Net income (loss) per common share:

     Basic earnings per share                $     0.002           $    --               $      0.05           $      0.06
     Diluted earnings per share              $     0.002           $    --               $      0.05           $      0.06

Weighted average number of shares              8,190,995             7,252,725             7,527,615             7,252,725


         See accompanying notes to the consolidated financial statements.

                             PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


FOR THE NINE MONTHS ENDED OCTOBER 31,                                        1998                    1997
                                                                         ------------           -------------
CASH AT BEGINNING OF PERIOD                                               $  361,523             $  164,415

CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                     344,587                408,418
       Adjustments to reconcile net income to net cash                         --
           provided by operating activities                                    --
           Depreciation and amortization                                     254,187                212,891
           Provision for losses on accounts receivable                        (3,585)                   496
           Inventory valuation allowance                                       --                    56,591
       Changes in operating assets and liabilities:
           Advances to Officers & Employees                                   (1,282)
           Accounts receivable                                               149,138                 78,630
           Inventories                                                       (95,083)              (125,098)
           Prepaid expenses and other current assets                         (65,725)                 4,984
           Deferred taxes                                                   (153,000)              (253,000)
           Accounts payable and Accrued Expenses                            (271,589)               348,010
                                                                          ----------              ---------
                 Net cash provided by operating activities                   157,648                731,922
                                                                          ----------              ---------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property and equipment                                  (138,290)              (339,657)
       Payments received on notes receivable                                   --                    36,699
                                                                          ----------              ---------
                 Net cash provided by investing activities                  (138,290)              (302,958)
                                                                          ----------              ---------
CASH FLOWS FROM FINANCING ACTIVITIES
       Addition to Long Term Debt                                            201,400                  --
       Proceeds from Sale of Common Stock                                    705,000                  --
       Notes Receivable from Stockholders                                   (558,000)                 --
       Buy Back Treasury Stock @ Cost                                        (32,919)                 --
                                                                          ----------              ---------
                 Net cash used in financing activities                       315,481                  --
                                                                          ----------              ---------
NET INCREASE IN CASH                                                         334,839                428,964

CASH AT END OF PERIOD                                                      $ 696,362              $ 593,379
                                                                          ----------              ---------
                                                                          ----------              ---------

         See accompanying notes to the consolidated financial statements.

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                     COMMON            ADDITIONAL            RETAINED
                                                      STOCK              PAID-IN             EARNINGS
FOR THE NINE MONTHS ENDED OCTOBER 31, 1998          PAR VALUE            CAPITAL                                 TOTAL
                                                   -----------        ------------         ------------        -----------
Balance at January 31, 1998                          $ 430,579          $ 4,947,727        $ (1,397,279)       $3,981,027

New Issue - 940,000 @ $ .01                              9,400                --                                    9,400

New Issue - 940,000 @ $ .74                                                 695,600                               695,600

Net income                                                                                      344,587           344,587

Balance at October 31, 1998                          $ 439,979          $ 5,643,327        $ (1,052,692)       $5,030,614
                                                    ----------         ------------        ------------        ----------
                                                    ----------         ------------        ------------        ----------
Less: Notes Receivable from Stockholders                                                                         (558,000)
        Treasury Stock at costs                                                                                   (32,919)
                                                                                                               ----------
Total Stockholders' Equity  @ October 31, 1998                                                                 $4,439,695

                              PUROFLOW INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            OCTOBER 31, 1997, JANUARY 31, 1998, AND OCTOBER 31, 1998


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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


NOTE 2 - INVENTORIES

Inventories consist of the following:


                                               OCTOBER 31,         JANUARY 31,
                                                  1998                 1998
                                               -----------         -----------
     Raw materials and purchased parts          $ 930,440            $766,222
     Work in process                              395,524             472,656
     Finished goods and assemblies                335,985             327,987
                                               ----------          ----------
          Totals                               $1,661,949          $1,566,865
                                               ----------          ----------
                                               ----------          ----------


NOTE 3 - STOCKHOLDERS EQUITY

On August 24, 1998 The Company issued an 8-K report stating that The Board of Directors has authorized issue of 1,000,000 shares of common stock for sale to Directors, Officers and Employees. The Company sold 940,000 shares of this common stock and received proceeds of $705,000 divided between $147,000 in cash and $558,000 in Notes Receivables. During the 3-month period from August 1, 1998 through October 31, 1998 The Company purchased 48,500 of common stock for a total cost of $32,919 from the open market and is presently holding them as Treasury Stock.

NOTE 4 - NET INCOME PER SHARE

Reconciliation of basic and diluted earnings per share:

                                                                                                     PER-SHARE
                                                            INCOME               SHARES                AMOUNT
                                                        -----------            ---------             ---------
9 MONTHS ENDED OCTOBER 31, 1998

Basic earnings per share                                $   344,587            7,413,657               $ .05
                                                                                                       -----
                                                                                                       -----

EFFECT OF DILUTED SECURITIES
Stock options                                                                     98,033
                                                        -----------            ---------

Diluted earnings per share                              $   344,587            7,511,690               $ .05
                                                        -----------            ---------               -----
                                                        -----------            ---------               -----

9 MONTHS ENDED OCTOBER 31, 1997

Basic earnings per share                                $   408,417            7,108,821               $ .06
                                                                                                       -----
                                                                                                       -----
EFFECT OF DILUTED SECURITIES
Stock Options                                                                    143,904
                                                        -----------            ---------

Diluted earnings per share                              $   408,417            7,252,725               $ .06
                                                        -----------            ---------               -----
                                                        -----------            ---------               -----

Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive.


NOTE 5 - INCOME TAXES

Income tax benefits recognized represents the benefit of income tax loss carryforward.


NOTE 6 - YEAR 2000 READINESS

The Company has taken all practical steps to insure that its computer hardware and software will be unaffected by any Year 2000 issues. Pursuant to representation made by Dataworks Corp. on our system software and Santa Monica Systems of Santa Monica, California on the hardware we are in Year 2000 compliance. All other applications fall under Microsoft NT software and are stated to be in Year 2000 compliant. The Company has also been engaged in communications with its vendors, service providers and customers to determine the extent to which the Company would be vulnerable to a third party's failure to address its own Y2K issues.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1998, the Company had cash available of $696,362, compared to $361,253 on January 31, 1998, and it had a current ratio of 5.8 to 1 on October 31, 1998 compared to 4 to 1 on January 31, 1998. The Company has a bank loan outstanding as of October 31, 1998 of $201,400.

INVESTING ACTIVITIES

The Company invested $138,290 in capital expenditures in the current quarter predominantly for equipment for a new type of airbag filter, A Multi-Pass Test machine, other test and computer equipment.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED OCTOBER 31, 1998

REVENUES

Sales in the quarter ending October 31, 1998 were $1,908,249 compared to $2,018,380 on October 31, 1997, representing a decrease of $110,131 or 5.5%. The decreased shipments were due to reduction in high performance filters, offset by an increase in Airbags.

GROSS PROFIT

Gross profit for the quarter as a percentage of sales was 28% in October 1998, compared to 32%, in October 1997, a decrease of 4% was due to fixed manufacturing costs, and lower sales on the product mix.

OPERATING INCOME

Operating loss ended October 31, 1998 was ($32,917) compared to an operating income of $282,921 for the same quarter of the previous year. Several factors contributed to the reduction of $315,838, such as lower margin on the product mix, research and development costs of $96,000 on development of new side-impact airbag filters, increased marketing cost as a result of the developing an International Marketing division, and continued legal cost on the Memtec litigation.

INTEREST CHARGES

Interest on the bank loan was $5,211 as of October 31, 1998.

INCOME TAXES

A tax benefit of $51,000 for the quarter was recognized as a result of income tax loss carryforwards.

PART II. - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

1. Memtec America Corporation obtained a confession of judgment from the Circuit Court of Baltimore County, Maryland, on December 19, 1995 against the Company for approximately $220,000 based upon the execution in exchange for goods and services delivered by the Plaintiff. The Company disputes that any amounts are due under the Note as a result of Company's right of set-off. The judgment was obtained without due notice to the Company. The Company retained counsel in Baltimore, Maryland for the purpose of setting aside the confession of judgment and to assert a number of counter claims against Memtec America Corporation. The confession of judgment was vacated by order of the Circuit Court of Baltimore on June 24, 1996. The Company filed an amended counter claim and third party complaint on August 12, 1996 against Memtec America Corporation and four employees of The Company now employed by Memtec America Corporation. The counter claim against the four employees was dismissed for jurisdictional purposes. The Company now is in the process of securing positive depositions from key witnesses to support the amended counter claim, and management believes the Company will recover a reasonable award and legal fees. Although the Company cannot determine the potential liability, which may result from the foregoing, it believes it will prevail in its defenses and does not expect that such litigation will have a material adverse effect on its financial position or results of operation. Legal counsel for Plaintiff and Defendant held a non-binding arbitration proceeding in November 1998 for the purpose of exploring a settlement of the litigation with anticipated favorable results for Puroflow.

2. At January 31, 1998 an accrual in the amount of approximately $256,000 had been recorded for judgments against the Company for lawsuits that have concluded.

The Company is not party, nor are its properties subject to, any material pending proceedings other than routine litigation incidental to the Company's business and the matters described above.

ITEM 2.  CHANGES IN SECURITIES

See Item 6 for explanation of Form 8-K filed August 24, 1998 for private placement of securities among directors, officers and employees of the registrant.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES
None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION
None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K filed August 24, 1998 reporting the authorization for the private placement of one million (1,000,000) shares of common stock among the directors, officers, and employees of the registrant.

Form 8-K filed November 18, 1998 reports the strategic alliance between AAR Cooper Aviation, a division of AAR Corp., Norcross Air Inc., and Puroflow for the marketing of filtration products for the regional business and general aviation after-market.

                                   SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.

                              PUROFLOW INCORPORATED


December 10, 1998                 By: /s/  Michael H. Figoff
                                     ---------------------------------------
                                      Michael H. Figoff
                                      President/Chief Executive Officer