Form 10KSB40
period 1999-01-31
PUROFLOW INC
filed 1999-04-26
CIK 100591

PUROFLOW           16559 Saticoy Street  Van Nuys,  CA  91406  (818)  756-1388
INCORPORATED        FAX  (818)  779-3902

Dear Shareholders:

We closed fiscal 1999 with several notable achievements. Our core business in high performance filtration has a current backlog in excess of $2.7 million dollars for delivery in fiscal 2000, with an additional $2.3 million recorded for sales in fiscal 2001. We continue to add to both the current and out year backlogs as a result of our long-term contractual agreements with our distributors for aftermarket filtration products.

The FAA has approved an additional 19 filters for aftermarket distribution. An additional 20 units are pending approval. We have expanded our aftermarket product applications to include flexible fire resistant, rubber/fiberglass inlet turbine ducts, aircraft cabin overhead passenger comfort panels, and passenger cabin air filters, to name a few.

The acquisition of Quality Controlled Cleaning Corporation places us in both the original equipment manufactures (OEM) and the aftermarket precision cleaning business. We continue to seek additional acquisitions that have both OEM and aftermarket applications.

Our corporate strategy to serve the aftermarket, i.e., airlines and overhaul maintenance users with a broad range of line replaceable product will provide improved bottom-line contributions. Our core business will continue to be filtration products.

Our newly created International Division has posted nine month ending orders in excess of $500,000. These products are in support of foreign military aftermarket needs. This activity is very much in line with the direction we have taken with the rest of the Company. Our agency agreements in Turkey, South Korea, Taiwan and NATO are mature and receiving bid opportunities weekly. We anticipate growing this product line an additional 25% in fiscal 2000.

Our non azide, side impact airbag inflator filter program is transitioning from low rate pre-production quantities to substantial volume. Deliveries over the past 60 days are in excess of 1,500 units per day. Our mature driver-side, azide programs have remained level over the past 12 months.

Fiscal 1999 brought to a close all outstanding legal issues incurred over the past 5 years. We are pleased that the courts have vindicated our dispute with Memtec America however, we are disappointed with the monetary award. Without this monthly drain of dollars and management's time, we can turn our full attention to the continued growth of the Company. Net profit for fiscal 1999 was $739,249, equal to $.10 per share compared to $491,961 equal to $0.07 per share in fiscal 1998, based upon an increase of 12.8% in fully diluted shares outstanding in fiscal 1999.

We anticipate major changes in growth of our core business and pending prospective acquisitions to enhance our bottom-line results and accomplish a fair market price for our

Shareholders. We thank you for your loyalty and patience to date. Fiscal year 2000 will justify the energies and enthusiasm of our loyal and dedicated management team and employees.

Warmest personal regards,

Reuben M. Siwek
---------------------------------
Reuben M. Siwek
Chairman of the Board


Michael Figoff
---------------------------------
Michael Figoff
President/Chief Executive Officer

                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                    FORM 10-KSB

( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JANUARY 31, 1999
                                         OR
(  )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                     FOR THE TRANSITION PERIOD FROM         TO


                             Commission File No. 0-5622

                                PUROFLOW INCORPORATED
               -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

          DELAWARE                                13-1947195
-------------------------------         -----------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


     16559 SATICOY STREET,
     VAN NUYS, CALIFORNIA                            91406
-------------------------------         -----------------------------------
     (Address of principal                        (Zip Code)
     executive offices)



Registrant's telephone number, including area code:    (818) 756-1388

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $4,636,630 as of March 31, 1999, based upon the closing price on the NASDAQ Electronic Bulletin Board System reported for such date. Shares of Common Stock held by each Officer and Director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. The determination of an affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 31, 1999:    8,100,321

The Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 29, 1999 is hereby incorporated by reference into Part III of this Form 10-KSB.

                               PUROFLOW INCORPORATED
                          1999 FORM 10-KSB ANNUAL REPORT
                                 TABLE OF CONTENTS


                                                                           PAGE
                                        PART I

ITEM 1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1

ITEM 2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

ITEM 3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . 4

ITEM 4.   Submission of Matters to Vote of Security Holders. . . . . . . . . 4


                                      PART II

ITEM 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters. . . . . . . . . . . . . . . . . . . . . . . . 5

ITEM 6.   Selected Consolidated Financial Data . . . . . . . . . . . . . . . 6

ITEM 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations. . . . . . . . . . . . . . . . 7

ITEM 8.   Financial Statements and Supplementary Data. . . . . . . . . . . . 9

ITEM 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . . . . . . . . 9

ITEM 10.  Recently Issued Accounting Standards . . . . . . . . . . . . . . . 9


                                      PART III

ITEM 11.  Directors and Executive Officers of the Registrant . . . . . . . . 9

ITEM 12.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . 9

ITEM 13.  Security Ownership of Certain Beneficial Owners and Management . . 9

ITEM 14.  Certain Relationships and Related Transactions . . . . . . . . . . 9


                                      PART IV

ITEM 15.  Financial Statements, Schedules, Exhibits and Reports
          on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . .10

          Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . .11


                                         (i)

                                       PART I

ITEM 1.   BUSINESS

Puroflow Incorporated (the "Registrant" or the "Company") provide a broad range of products for original equipment manufacturers, foreign and domestic military users, government direct, automotive and aviation aftermarket users; as well as a number of commercial and industrial applications. These applications include military, commercial and general aviation fixed wing and rotary wing vehicles, rockets, launch vehicles, satellites, surface and subsurface vessels, automotive airbag, launch complex installations, and liquid gas manufacturers, to name a few.

The Company's products are made from a combination of woven wire meshes, random fiber materials, expanded metals, plastics, rubber, sheet metal and precision machined components assembled via welded, brazed, and/or epoxy construction.

The Company acquired 100% control of Quality Controlled Cleaning Corporation
(QCCC) on January 31, 1999. QCCC is engaged in cleaning services of precision parts for companies, including commercial aviation, aerospace, and the medical, pharmaceutical and petrol chemical industries. The service includes cleaning, sterilization, testing and assembly of component parts. QCCC is operated as a separate entity.

The Company produces automotive airbag filters which are an integral part of airbag inflator assemblies. The primary functions of the airbag filters are to cool and control the expansion of the hot gas into the inflating bag and to prevent hot particles of combustion from entering the expanding bag. The Company's filters are typically comprised of a unique blend of woven wire, expanded metals, random metallic fiber, fiberglass, and/or refractory materials in various combinations. To economically assemble these airbag filters, the Company designs, manufactures, and operates its own high-precision machines. These machines require minimal time for tooling changes between production runs of different filter types. These methods permit greater flexibility and lower unit costs without compromising the high reliability which is essential for automotive airbag filters.

The Company was incorporated in Delaware in 1961 and has its principal offices located at 16559 Saticoy Street, Van Nuys, California, 91406. The Company's telephone number is (818) 756-1388. Consolidated within a single, 50,000 square foot facility, Puroflow is fully self-contained within the engineer, test and manufacturing disciplines. QCCC facilities are located at 6118 Ferguson Drive in the City of Commerce, California.

MARKETING

The Company markets its airbag filters directly to airbag manufacturers through its executive officers. The Company markets its original equipment manufacturing
(OEM) aerospace applications and it's QCCC Precision Cleaning Services through a series of manufacturing representatives and to a lesser extent, the Company's own sales force. Each representative is assigned to an exclusive geographic region. The sale of aftermarket products is through exclusive distributorships, who in turn, have exclusively assigned part numbers. Typically, the terms of these distribution agreements provide that the distributor will act as the exclusive distributor for specific parts manufactured by the Company for a period between 3 to 5 years with minimum monthly requirements for number and dollar amount of units purchased. The purchase price of the parts are subject to mutual agreement of the parties and may be adjusted to take into account inflation, market changes, changes in costs of production and sales, and other factors. Such agreements may be terminated by the Company if the distributor does not comply with these purchase requirements or by either party if the other party is rendered insolvent. Foreign military sales are conducted through the Company's International Programs Group, utilizing exclusive agents currently located in Turkey, South Korea, Taiwan and within NATO Nations.

GOVERNMENT CONTRACTS

The United States government is consistently within the Company's top ten dollar volume customers. Substantial sales of other high performance filters are made to companies that are themselves prime contractors of the United States government. Sales to the United States government accounted for approximately 15.7% and 11%, respectively, of net sales for fiscal 1999 and 1998. While separate figures are not maintained, the Company believes that when added to sales with the United States governments prime contractors, government sales accounted for approximately 28.4% of the Company's net sales during these periods.

COMPETITIVE CONDITIONS

A broad range of companies produce products or are capable of producing products that compete with products manufactured by the Company in its various markets. Many of these companies have significantly greater financial resources than the Company. There are no assurances that the Company's airbag customers will not manufacture some or all of their airbag filters for its own use, or that other companies will not enter into the airbag filter market.

PRODUCT WARRANTIES

In all product lines, the Company provides standard commercial warranties, consistent with its products and industry. Although claims under product warranties have been minimal during the past five years, no assurance can be given that such claims will not increase in the future.

RESEARCH AND DEVELOPMENT

In fiscal 1999 and fiscal 1998, the Company incurred research and development expenditures of approximately $239,598 and $124,287, respectively. The Company charges research and development expenditures to Operations as a production expense as such expenditures occur. The Company intends to expand research and development activities in its core businesses, including passenger-side, advanced driver-side and side-impact airbag filters and Parts Manufacturer Approval for the commercial aerospace products group.

HIGH PERFORMANCE FILTERS

Since 1961, the Company has designed and manufactured, state-of-the-art, precision filtration products for critical applications. Specializing in highly reliable, all metallic filters of standard and custom design, the Company's products range from filters in hydraulic, fuel and pneumatic systems to large cryogenic and petrol-chemical filters. The Company also designs and manufactures surface tension devices for propellant management in missiles and satellites using porous metal, high-performance filter media and specialized gas tungsten arc welding processes.

The Company is a leading filter supplier for United States space applications, including the Space Shuttle program, various commercial and military satellites, launch vehicles and boosters, and ground support equipment. Certain of the manufacturing, welding, cleaning and testing required by these applications are performed in our laminar flow, Class 100 clean room. QCCC's facility has a Class 10,000 clean room.

REPLACEMENT PARTS

The Company is a leading supplier of aftermarket products used in jet aircraft, turboshaft powered aircraft, and helicopters. Utilizing highly successful reverse engineering techniques, the Company produces "generic plain wrap" products for use in the aftermarket at a substantial reduction in cost to the distributor and end-user. The Company utilizes exclusive agreements with its distributor base which assists them to dominate, on a part number basis, a particular market segment. The preponderance of future Company sales will continue to be within its core filtration product line. Aftermarket applications, to include sales within the International Product Group, are significantly more diverse. These products include unique items such as interior trim, heat resistant ducting, mechanical and electrical components, and aircraft structural parts. This market segment is specialized and has consistently generated improved profit margins when compared to the highly competitive aftermarket filter products.

RAW MATERIALS AND SUPPLIES

The principal raw materials utilized by the Company in connection with its filter operations include stainless steel and other man-made or natural products, which are standard items available from a number of sources. Additionally, the Company subcontracts out a significant portion of the fabricated or machine parts required to produce components used in the Company's products which it designs and assembles. These services are readily and rapidly available from a wide variety of sources. The Company engineers, manufactures and assembles its products at its facility in Van Nuys, California. This facility, as well as the QCCC facility in Commerce, California, does not handle or store hazardous substances and thus does not incur significant costs relating to compliance with environmental laws.

PATENTS AND TRADEMARKS

Although management believes that patents and trademarks associated with the Company's various product lines are of value to the Company, it does not consider any of them to be essential to its business.

MAJOR CUSTOMERS

Sales to three customers identified below represented approximately 49.4% of net sales during fiscal year 1999, 37% of net sales during fiscal year 1998, and 53% during fiscal year 1997. For fiscal year 1999, 1998, and 1997, sales to Breed Automotive Technologies, Inc. were $844,627, $1,723,463 and $2,200,127, respectively. Sales to Inflation Systems Inc. were $1,856,582, $842,921 and $1,438,355, respectively, and sales to Norcross Air, Inc. were $888,038, $656,901 and $818,372, respectively. These customers purchased airbag filters and filters for commercial and aerospace applications. The loss of any of these customers would have a material adverse effect on the automotive airbag filter or the high performance filter segments of the Company's business. During fiscal 1999, no other customer accounted for more than 10% of net sales, except the Department of Defense, which accounted for 15.7% of the total sales.

BACKLOG

As of February 28, 1999 and February 28, 1998, the Company had a backlog of approximately $5,820,000 and $5,900,000, respectively. Approximately $3,500,000 of the Company's backlog at February 28, 1999 is scheduled to be shipped in the current fiscal year. The backlog figures include firm purchase orders and, with respect to airbag filters, six-month planning requirements prepared by the Company's customers. As is generally the case in the automotive industry, the Company's airbag filter customers provide the Company, on a monthly basis, with firm commitment purchase orders for the upcoming three months and their best estimate, for planning purposes, of their requirements for the following six-month period. These rolling nine-month statements of firm commitment purchase orders and planning requirements are revised and updated each month.

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

United States government contracts and related customer orders subject the Company to various laws and regulations governing United States government contractors and subcontractors, generally which are more restrictive than for non-government contractors. This includes subjecting the Company to examinations by government auditors and investigators, from time to time, to insure compliance and to review costs. Violations may result in costs disallowed, and substantial civil or criminal liabilities (including, in severe cases, denial of future contracts). The United States government may limit the competitive bidding of any contract under a small business or minority set-aside, in which bidding is limited to companies meeting the criteria for a small business or minority business, respectively. The Company is currently qualified as a small business concern, but not minority ownership, set-aside. To the extent bidding may be so limited, the Company has an opportunity to benefit from the reduced number of qualified bidders.

EMPLOYEES

At February 1, 1999, the Company had 73 full-time employees, including 4 employed in Sales and Marketing, 13 employed in Engineering and Quality Control, and 44 employed in Production. The remaining employees are administrative and support staff. No employees are represented by a collective bargaining unit. Management considers its relationship with its employees to be excellent. The Company retained 7 employees from Quality Controlled Cleaning Corporation effective February 1, 1999, of which 4 were employed in Operations and 3 employed in Administration.

INSURANCE

The Company maintains general liability, automobile, aircraft products, product liability, workers' compensation, and employer's liability insurance coverage. The Company is engaged in various businesses which could expose it to claims for injury resulting from the failure of products sold by it. During the last decade, the Company has had only one claim for injury filed as a result of an Ultra Dynamics product installation wherein the distributor failed to service the installation, and the Company was joined in the action which was successfully defended by the Company. The Company has product liability insurance, covering in such amounts and against such risk as management believes advisable, in light of the Company's business and the terms and cost of such insurance. There is no assurance that claims will not arise in the future in excess of such insurance or that the Company will maintain the same level of insurance coverage.

ITEM 2.   PROPERTIES

The following table sets forth information as to the location and general character of the facility of the Registrant:



             LOCATION                        PRINCIPAL USE                  APPROXIMATE SQ. FT.          LEASE EXP. DATE
   ----------------------------  --------------------------------------  --------------------------  -----------------------
   ----------------------------  --------------------------------------  --------------------------  -----------------------
    16559 Saticoy Street          Headquarters and manufacturing                   50,000              August 30, 2000
    Van Nuys,  CA  91406          facility for airbag components,
                                  government and aerospace filtration.

    6118 Ferguson Drive           Administration and production                    10,000              January 31, 2004
    Commerce,  CA  90040          facility for Quality Controlled
                                  Cleaning Corporation.


The Company's current Saticoy sub-lease from Kaiser Aerospace & Electronics Corporation includes the use of gas, electric, water, telephone service, real estate taxes and parking at an annual rental of $291,000. The Company has an option to extend the lease for 29 months until December 31, 2002, at an annual rental of $312,000, inclusive of the above services.

The Company's lease from Ferguson Properties, a California Partnership, is for 60 months, with an optional right to terminate same following the first 36 months of the subject lease. An additional 60-month option to renew at the sole discretion of the company.

ITEM 3.   PENDING LEGAL PROCEEDINGS

1) The Company concluded its final piece of outstanding litigation on February 3, 1999 against Memtec America Corporation. The Circuit Court of Baltimore County in a ruling entitled "MEMTEC AMERICA CORPORATION VS PUROFLOW INCORPORATED" ruled that Memtec had misappropriated trade secrets relating to Puroflow products and operations. The Court awarded $557,390 in damages to Puroflow, insufficient to cover all legal costs and disbursements. The Company has recognized amounts due from Memtec and recorded all amounts owed to its counsel in the January 31, 1999 accounts.

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


                                                                          HIGH BID          LOW BID
                                                                          --------          -------
                                                                          --------          -------
Fiscal Year Ended January 31, 1998
         1st Quarter...................................................     .9211             .8125
         2nd Quarter ..................................................     .8010             .7237
         3rd Quarter...................................................     .8835             .8158
         4th Quarter...................................................     .7942             .7380

Fiscal Year Ended January 31, 1999
         1st Quarter...................................................     .875              .625
         2nd Quarter ..................................................     .812              .700
         3rd Quarter...................................................     .821              .562
         4th Quarter...................................................     .812              .720

Fiscal Year Ended January 31, 2000
         Two Months Ending March 31, 1999..............................     .906              .844


(1) The Common Stock of the Company was delisted by NASDAQ on June 9, 1995, as a result of the Company not meeting the minimum capital requirement. Trading in the Common Stock resumed on November 17, 1995, with a listing on the Bulletin Board System.

On March 31, 1999, the closing bid price for the Company's Common Stock on the Bulletin Board System was $.906 per share. As of March 31, 1999, the Company had approximately 275 stockholders of record.

As a result of its current financial condition and prior operating loss, the Company will not be in a position to pay cash dividends in the foreseeable future.

                                                                                YEAR ENDED JANUARY 31,
                                                                                    (in thousands)
                                                       -------------------------------------------------------------------------
                                                       -------------------------------------------------------------------------
                                                           1995           1996            1997           1998           1999
                                                       ------------   ------------    -----------    ------------   ------------
                                                       ------------   ------------    -----------    ------------   ------------
STATEMENT OF OPERATIONS DATA (1):

Net Sales                                                  $ 9,044        $ 8,816        $ 8,458         $ 8,597        $ 8,018
Cost of goods sold                                           7,644          5,957          5,888           6,161          5,834
                                                       ------------   ------------    -----------    ------------   ------------
Gross profit                                                 1,400          2,859          2,570           2,436          2,184
Selling, general & administrative expense                    1,629          1,443          1,446           1,497          1,833
                                                       ------------   ------------    -----------    ------------   ------------
Operating income (loss)                                       (229)         1,416          1,124             939            351
Other income (expense)                                        -0-            (282)           (61)             17              6
Non-recurring expenses (2)                                    (292)          (253)          (394)           (656)           (93)
                                                       ------------   ------------    -----------    ------------   ------------
Income (loss) from continuing operations
  before income taxes                                         (521)           881            669             300            264
Provision (benefit) for income taxes                             6              6              6             192            465
                                                       ------------   ------------    -----------    ------------   ------------

Income (loss) from continuing operations                      (527)           875            663             492            729
Income (loss) from discontinued operations                  (1,845)            23            -0-            -0-            -0-
                                                       ------------   ------------    -----------    ------------   ------------
Net income (loss)                                          $(2,372)         $ 898          $ 663           $ 492            729
Net income (loss) per common share:
  From continuing operations                                $ (.12)        $ 0.19         $ 0.11          $ 0.07         $ 0.10
  From discontinued operations                                (.41)          -0-             -0-            -0-             -0-
                                                       ------------   ------------    -----------    ------------   ------------
                                                            $ (.53)        $ 0.19         $ 0.11          $ 0.07         $ 0.10
                                                       ------------   ------------    -----------    ------------   ------------
                                                       ------------   ------------    -----------    ------------   ------------

Weighted average number of shares (diluted)                  4,509          4,632          6,107           7,248          7,598

                                                       ------------------------------------------------------------------------
                                                       ------------------------------------------------------------------------
                                                           1995           1996            1997           1998            1999
                                                       ------------   ------------    -----------    ------------       -------
                                                       ------------   ------------    -----------    ------------       -------
BALANCE SHEET DATA:

Working Capital                                            $(1,214)         $ (13)       $ 2,518         $ 2,710        $ 2,792
Total Assets                                                 4,721          3,962          4,094           5,046          6,479
Long-Term Debt                                                  71           -0-             -0-            -0-             139
Stockholders' Equity                                           185          1,083          3,489           3,981          4,852


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

(2) Non-recurring expenses are comprised of a one-time fee of $89,834 charged by the Bank during August 1996, and the monthly administrative fees charged by the Receiver during the receivership period. The Receivership Estate began on May 1, 1995 and ended on August 22, 1996. The years ended January 31, 1998 and 1999 represents litigation settlements and related litigation fees.

ITEM 7. MANAGEMENT'S DISCUSSION, ANALYSIS OF FINANCIAL CONDITION, AND RESULTS OF OPERATIONS

GENERAL

The Company was incorporated in Delaware in 1961, under the name Ultra Dynamics Corporation, and was originally engaged in the water purification business.

In November 1968, the Company organized Puroflow Corporation to acquire all of the assets and liabilities of a business established in 1961 under the name Aerospace Components Corporation, and was primarily engaged in the manufacture of high performance filters for the aerospace industry. In 1980, the Company acquired Decca Valves Corporation, a corporation engaged in the manufacture of fluid control valves. The Company changed its name to Puroflow Incorporated in 1983. The Company acts as the holding company, directly or indirectly, for Puroflow Corporation and Michigan Dynamics, Inc.

In fiscal 1989, the Company began designing, testing and producing filters for automotive airbag systems primarily as an outgrowth of its expertise in aerospace filtration. During September 1992, the Company disposed of its CPI division, including CPI assets it had acquired from MDI in June 1992. During November 1994, the Company settled the litigation with Glasco Ultraviolet Systems Inc. and disposed of the operating assets of Ultra Dynamics Corporation, its ultraviolet water products subsidiary.

The Company acquired 100% control of the shares in Quality Controlled Cleaning Corporation on January 31, 1999 and management intends to expand this niche market during fiscal 2000.

The International Division was created in June 1998 to provide spare parts for hard to find or obsolete components to service the United States military equipment acquired by foreign government.

The Company's principal products consist of automotive airbag filters and high performance filters. Net sales for each of these product lines for the fiscal years ended January 31, 1998 and 1999 are as follows:



                                                       YEAR ENDED JANUARY 31,
                                                          (in thousands)
                                                    ----------------------------
                                                    ----------------------------
                                                      1998                1997
                                                    --------           ---------
                                                    --------           ---------
          Net Sales:
                   Airbag Filters                   $  2,766           $   2,737
                   High Performance Filters            5,831               5,167
                   Precision Cleaning & Repair           -0-                  87
                   International Division                -0-                  27
                                                    --------           ---------
            TOTAL                                    $ 8,597           $   8,018
                                                    --------           ---------
                                                    --------           ---------


RESULTS OF OPERATIONS

The following table reflects the percentage relationship to net sales of certain items included in the Company's Statement of Operations for each of the two years in the period ended January 31,:



                                                                              YEAR ENDED JANUARY 31,
                                                                                  (in thousands)
                                                                      ---------------------------------------
                                                                      ---------------------------------------
                                                                           1998                     1999
                                                                      --------------         ----------------
                                                                      --------------         ----------------
               Net Sales:                                                 100.0%                  100.0%
                                                                      --------------         ----------------
               Cost and expenses:
                        Cost of goods sold                                71.7                     72.8
                        Selling, general and administrative               17.5                     23.0
                        Other (income) expense                             (.2)                     (.3)
                        Non-recurring expenses                             6.4                      -0-
                        Memtec litigation                                  1.2                      1.2
                        Interest expense                                   -0-                      -0-
                                                                      --------------         ----------------

                        Income  (loss) from continuing operations          3.5                      3.3
                         before income taxes
                        Provision (benefit) for income taxes              (2.2)                    (5.8)
                        Income (loss) from discontinued operations         -0-                      -0-
                                                                      --------------         ----------------

                        Net income (loss)                                  5.7%                     9.1%
                                                                      --------------         ----------------
                                                                      --------------         ----------------

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 1999 AND 1998

Net sales decreased 6.7% in fiscal 1999 compared to fiscal 1998, due to product mix represented by a general downsizing in the aviation/aerospace industry, offset by an increase in government sales and the expansion of the PMA program. The Company had a win rate on its quotations of 55% in fiscal 1999 compared to 42% in fiscal 1998. Management anticipates an expansion of sales in the International market and cleaning services in fiscal 2000.

Gross profit as a percentage of net sales was 27.2% of fiscal 1999 compared to 28.3% in fiscal 1998. The modest reduction is attributable to the product mix and reduction in sales volume.

Selling, general and administrative expense increased to $1,832,768 in fiscal 1999 compared to $1,496,915 in fiscal 1998. The increase is attributable to a major increase in sales and promotional cost for the penetration of the International sales effort, increase in research and development expense of $115,300 and general administration overhead. Increases in research and development center on increased activity on FAA/PMA products and machine design for non-azide airbag filter manufacturing.

Interest expense of $17,339 in the current year was offset by interest income of $23,991.

Litigation costs for Memtec was finally concluded at $93,013 in fiscal 1999 compared to $102,210 in fiscal 1998 after giving effect to the Court awarded damages of $557,390.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from the placement of bank financing, sale of Common Stock and, in profitable years, income from operations. In fiscal 1999, cash provided by operating activities was $868,385, primarily from non-cash operating income and reduction in accounts receivable.

The Company's working capital was $2,792,000 and $2,710,000 as of January 31, 1999 and 1998 respectively. The current ratio is 2.9 at January 31, 1999 compared to 3.3 at January 31, 1998 provided for a change in the Company's ability to pay its obligations.

Cash used in investing activities was used to purchase plant equipment of $264,572 and the acquisition of "QCCC", the wholly owned subsidiary.

The Company maintains a revolving credit line of $1,000,000 with an interest rate of 1/2 of 1% above prime. The Company obtained a loan of $236,000 to pay a non-recurring judgment. The terms of these loan agreements contain certain restrictive covenants, including maintenance of: (I) aggregate net worth (plus subordinated debt, less any intangible assets and less any amount due from shareholders, officers and affiliates of the Company) of not less than $3,250,000; (II) a ratio of current and non-current liabilities (less subordinated debt) to net worth of not more than 0.50 to 1.00; (III) working capital of not less than $2,000,000; and (IV) debt service coverage ratio of not less than 1.75 to 1.00. The Company is currently in compliance with the foregoing covenants.

YEAR 2000

The Year 2000 issue arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with 20 instead of 19. If not corrected, many computer applications could fail or create erroneous results.

The Company has reviewed the Year 2000 issue as it may affect the Company's business activities. The Company has purchased its internal manufacturing and financial information systems within the last three years and installs, on an ongoing basis, all updates and patches as they are released by the vendors to ensure that the Company's systems and software are up-to-date and Year 2000 compliant, according to vendor representations.

The Company has taken all practical steps to insure that its computer hardware and software will be unaffected by any Year 2000 issues. Pursuant to representation made by Dataworks Corp. on our systems software and Santa Monica Systems of Santa Monica, California on the hardware, we are in Year 2000 compliance. All other applications fall under Microsoft NT software and are stated to be in Year 2000 compliance. The Company has also been engaged in communications with its vendors, service providers and customers to determine the extent to which the Company would be vulnerable to a third party's failure to address its own Y2K issues.

The Company is developing a contingency plan in the event that one or more internal systems of key external parties that support the Company's business fails as a result of the Year 2000. This plan will incorporate manual processes to carry to operating functions in the event that computer systems fail. The Company also intends to develop an inventory stocking plan to address possible failures related to third-party suppliers. This contingency plan is expected to be completed by the end of the second quarter 1999.

Costs to address the Company's Year 2000 issues are not expected to exceed $10,000 in 1999, and will consist primarily of the cost of certain hardware and software to perform testing functions and the cost of internal resources that will be applied to this effort. No costs have been incurred through December 31, 1998.

The Company is in the process of contacting all third parties with which it has significant relationships to determine the extent to which the Company could be vulnerable to failure by any of them to obtain Year 2000 compliance. To date, the Company is not aware of any significant third parties with a Year 2000 issue that could materially impact the Company's operations, liquidity or capital resources. However, the Company has no means of ensuring that third parties will be Year 2000 ready and the potential effect of third-party non-compliance is currently not determinable.

The Company has devoted and will continue to devote the resources necessary to ensure that all Year 2000 issues are properly addressed. However, there can be no assurance that all Year 2000 problems are detected. Further, there can be no assurance that the Company's assessment of its third party vendors and suppliers will be accurate.

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

ITEM 9.   DISAGREEMENT ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 10.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997. Ninety Nine percent of the Company's net sales are presently derived from one segment, filter products. Beginning in fiscal year 2000, because of the acquisition of Quality Controlled Cleaning Corporation, the Company will be required to disclose information on its segments.

                                       PART III

ITEM 11.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement under the captions "MANAGEMENT" and "ELECTION OF DIRECTORS".

ITEM 12.  EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement under the captions "EXECUTIVE COMPENSATION" and "NON-STATUTORY STOCK OPTIONS (NSO)."

ITEM 13.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement under the captions "STOCK OPTIONS" and "NON-STATUTORY STOCK OPTIONS (NSO)."

ITEM 14.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference from the Registrant's definitive Proxy Statement under the caption "RELATED PARTY TRANSACTIONS."

                                      PART IV

ITEM 15.  FINANCIAL STATEMENTS, SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a) (1)   FINANCIAL STATEMENTS

          The following financial statements (including notes thereto and the Independent Auditors' Report with respect thereto), are filed as part of this annual report on Form 10-KSB starting on page F-1 hereof:

          Independent Auditors' Reports.

          Consolidated Balance Sheets at January 31, 1999 and 1998.

          Consolidated Statements of Operations for each of the two years in the period ended January 31, 1999.

          Consolidated Statements of Stockholders' Equity for each of the two years in the period ended January 31, 1999.

          Consolidated Statements of Cash Flows for each of the two years in the period ended January 31, 1999.

          Notes to Consolidated Financial Statements.

(a) (2)   EXHIBITS

          Exhibits, including management contracts, compensatory plans and arrangements required to be filed as part of this report, are listed in the Exhibit Index which follows the financial statements and financial statement schedules.

(b)       REPORTS ON FORM 8-K

          On August 14, 1998, Registrar reported the Private Placement of one million shares of common stock to be placed among directors, officers and employees of the Registrar.

          On November 2, 1998, Registrar reported the formation of a strategic alliance with AAR Cooper Aviation, a Division of AAR Corp., (NYSE AIR) Norcross Air Inc, a wholesale distributor and Puroflow Incorporated (OTC Bulletin Board PURO) for the distribution of filtration products to the general aviation aftermarket.

          On January 31, 1999, Registrar reported the purchase of 100% control of Quality Controlled Cleaning Corporation engaging in the technical services of cleaning, sterilizing, testing and assembly of components and parts for firms engaged in commercial aviation, aerospace, medical, pharmaceutical and petrol-chemical industries.

                                     SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PUROFLOW INCORPORATED



          By:       /s/Michael H. Figoff               April 22, 1999
               --------------------------------------
                    Michael H. Figoff
                    President/Chief Executive Officer
                    Director



Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



          By:       /s/Michael H. Figoff               April 22, 1999
               --------------------------------------
               Michael H. Figoff
               President/Chief Executive Officer
               Director



          By:       /s/Reuben M. Siwek                 April 22, 1999
               --------------------------------------
               Reuben M. Siwek
               Chairman of the Board
               General Counsel



          By:       /s/Robert A. Smith                 April 22, 1999
               --------------------------------------
               Robert A. Smith
               Vice Chairman of the Board



          By:       /s/Tracy K. Pugmire                April 22, 1999
               --------------------------------------
               Dr. Tracy K. Pugmire
               Director

                            INDEPENDENT AUDITORS' REPORT


To the Stockholders of
Puroflow Incorporated


We have audited the accompanying consolidated balance sheets of Puroflow Incorporated (a Delaware corporation), and subsidiaries as of January 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Puroflow Incorporated and Subsidiaries as of January 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino,  California

March 18, 1999

                       PUROFLOW INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                             JANUARY 31, 1999 AND 1998


                                                                                             1999                     1998
                                                                                         ----------                ----------
CURRENT ASSETS:
  Cash, Note 8                                                                           $  828,809                $  361,523
  Accounts receivable
   Net of allowance for doubtful accounts of $22,000
     (January 31, 1999) and $23,523 (January 31, 1998),  Note 2                           1,373,254                 1,602,267
  Accounts receivable, other                                                                375,763                       -0-
  Advances to officers and employees                                                          2,907                       -0-
  Deferred tax benefit, current                                                              45,347                       -0-
  Inventories, Note 2                                                                     1,562,939                 1,566,865
  Prepaid expenses and deposits                                                              91,677                    76,331
                                                                                         ----------                ----------

     TOTAL CURRENT ASSETS                                                                 4,280,696                 3,606,986
                                                                                         ----------                ----------

PROPERTY AND EQUIPMENT - NOTE 2
  Leasehold improvements                                                                     55,954                    26,980
  Machinery and equipment                                                                 3,808,188                 3,491,625
  Automobile                                                                                  1,679                     1,679
  Tooling and dies                                                                          327,411                   303,399
  Construction in progress                                                                      -0-                    44,977
                                                                                         ----------                ----------
                                                                                          4,193,232                 3,868,660
  Less accumulated depreciation
    and amortization                                                                      3,082,386                 2,750,092
                                                                                         ----------                ----------

    NET PROPERTY AND EQUIPMENT                                                            1,110,846                 1,118,568
                                                                                         ----------                ----------

DEFERRED TAX BENEFIT, NOTE 5                                                                747,980                   304,000

OTHER ASSETS, NOTES 6 AND 12                                                                340,423                    16,750
                                                                                         ----------                ----------

TOTAL ASSETS                                                                             $6,479,945                $5,046,304
                                                                                         ----------                ----------
                                                                                         ----------                ----------

CURRENT LIABILITIES:
  Notes payable, current, Note 3                                                         $   97,200                $  168,034
  Accounts payable                                                                          465,678                   467,131
  Accrued expenses                                                                          477,335                   430,112
  Payable for acquired company, Note 12                                                     447,875                       -0-
                                                                                         ----------                ----------

     TOTAL CURRENT LIABILITIES                                                            1,488,088                 1,065,277
                                                                                         ----------                ----------

LONG TERM DEBT, NOTE 3                                                                      139,400                       -0-

COMMITMENTS AND CONTINGENCIES,  NOTES 6 AND 12

STOCKHOLDERS' EQUITY, NOTES 4 AND 9
  Preferred stock, par value $.10 per share
    Authorized - 500,000 shares. Issued - None
  Common stock, par value $.01 per share
    Authorized - 12,000,000 shares.
    Outstanding 8,100,321 shares at January 31, 1999
    and 7,108,821 shares at January 31, 1998                                                440,979                   430,579
  Additional paid-in capital                                                              5,667,327                 4,947,727
  Accumulated deficit                                                                      (668,030)               (1,397,279)
  Less:
    Notes receivable from stockholders                                                     (554,900)                      -0-
    Treasury stock at cost                                                                  (32,919)                      -0-
                                                                                         ----------                ----------

TOTAL STOCKHOLDERS' EQUITY                                                                4,852,457                 3,981,027
                                                                                         ----------                ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $6,479,945                $5,046,304
                                                                                         ----------                ----------
                                                                                         ----------                ----------


         See independent auditors' report and notes to financial statements.

                       PUROFLOW INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       YEARS ENDED JANUARY 31, 1999 AND 1998


YEARS ENDED JANUARY 31,                                                            1999                      1998
                                                                                -----------               -----------
                                                                                -----------               -----------
Net sales                                                                       $ 8,018,395               $ 8,597,340
Cost of goods sold                                                                5,834,824                 6,161,016
                                                                                -----------               -----------

Gross profit                                                                      2,183,571                 2,436,324

Selling, general and administrative expenses                                      1,832,768                 1,496,915
                                                                                -----------               -----------

Operating income                                                                    350,803                   939,409

Other income and (expense)
  Other income                                                                       23,991                    17,498
  Interest expense                                                                  (17,339)
  Nonrecurring expenses                                                                 -0-                  (554,117)
  Memtec litigation, net, Note 6                                                    (93,013)                 (102,260)
                                                                                -----------               -----------

Income before tax                                                                   264,442                   300,530

Income tax (benefit) expense, Note 5                                               (464,807)                 (191,431)
                                                                                -----------               -----------


Net income                                                                        $ 729,249                 $ 491,961
                                                                                -----------               -----------
                                                                                -----------               -----------

Basic earnings per share, Note 10                                                    $ 0.10                    $ 0.07
                                                                                -----------               -----------
                                                                                -----------               -----------

Diluted earnings per share, Note 10                                                  $ 0.10                    $ 0.07
                                                                                -----------               -----------
                                                                                -----------               -----------

Weighted average number of shares, basic                                          7,494,021                 7,108,821
                                                                                -----------               -----------
                                                                                -----------               -----------

Weighted average number of shares, diluted                                        7,597,863                 7,248,258
                                                                                -----------               -----------
                                                                                -----------               -----------


         See independent auditors' report and notes to financial statements.

                       PUROFLOW INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       YEARS ENDED JANUARY 31, 1999 AND 1998

                                                                                                      NOTES
                                                                                                    RECEIVABLE
                                                                                                       FROM
                                                 COMMON        ADDITIONAL       ACCUMULATED        STOCKHOLDERS
                                                 STOCK           PAID-IN          DEFICIT          AND TREASURY         TOTAL
                                               PAR VALUE         CAPITAL           TOTAL              STOCK
                                               ---------       -----------     ------------       --------------    -------------
                                               ---------       -----------     ------------       --------------    -------------
Balance at January 31, 1997                    $ 430,579       $ 4,947,727     $ (1,889,240)      $       -0-       $   3,489,066

Net income                                                                          491,961                         $     491,961
                                               ---------       -----------     ------------       --------------    -------------

Balance at January 31, 1998                    $ 430,579       $ 4,947,727     $ (1,397,279)      $       -0-       $   3,981,027
                                               ---------       -----------     ------------       --------------    -------------

Issue 940,000 shares of common stock
at $.75 per share                                  9,400           695,600                              (554,900)         150,100

Acquire 48,500 shares of Treasury Stock                                                                  (32,919)         (32,919)

Exercise stock options for 100,000 shares
at $.25 per share                                  1,000            24,000                                                 25,000

Net income                                                                          729,249                               729,249
                                               ---------       -----------     ------------       --------------    -------------

Balance at January 31, 1999                    $ 440,979       $ 5,667,327     $   (668,030)      $     (587,819)   $   4,852,457
                                               ---------       -----------     ------------       --------------    -------------
                                               ---------       -----------     ------------       --------------    -------------


         See independent auditors' report and notes to financial statements.

                       PUROFLOW INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                       YEARS ENDED JANUARY 31, 1999 AND 1998


FOR THE YEARS ENDED JANUARY 31,                                                        1999                      1998
                                                                                    ---------                 ---------
                                                                                    ---------                 ---------
CASH AT BEGINNING OF PERIOD                                                         $ 361,523                 $ 164,415

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                   729,249                   491,961
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                                     332,294                   297,204
    Provision for losses on accounts receivable                                        15,713                      -0-
    Gain on note payable (Memtec)                                                    (168,034)                     -0-
  Changes in operating assets and liabilities:
    Advances to officers & employees                                                     (632)                     -0-
    Accounts receivable                                                               326,967                  (140,097)
    Other receivable                                                                 (375,763)                     -0-
    Inventories                                                                        30,968                  (168,304)
    Prepaid expenses and other current assets                                             530                   (18,736)
    Deferred taxes                                                                   (489,327)                 (304,000)
    Accounts payable and accrued expenses                                              20,770                   498,451
    Payable for acquired company                                                      445,650                      -0-
                                                                                    ---------                 ---------
      Net cash provided by operating activities                                       868,385                   656,479
                                                                                    ---------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (264,572)                 (461,207)
  Business acquisition, net of cash acquired                                         (515,308)                     -0-
  Payments received on notes receivable                                                  -0-                     40,889
                                                                                    ---------                 ---------
      Net cash used by investing activities                                          (779,880)                 (420,318)
                                                                                    ---------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings under notes payable                                                      286,000                      -0-
  Principal payments on notes payable                                                 (49,400)                  (39,053)
  Proceeds from exercise of stock options                                              25,000                      -0-
  Proceeds from sale of common stock, net of loan to stockholders                     150,100                      -0-
  Purchase of Treasury Stock                                                          (32,919)                     -0-
                                                                                    ---------                 ---------
      Net cash provided (used) by financing activities                                378,781                   (39,053)
                                                                                    ---------                 ---------

NET INCREASE IN CASH                                                                  467,286                   197,108
                                                                                    ---------                 ---------

CASH AT END OF PERIOD                                                               $ 828,809                 $ 361,523
                                                                                    ---------                 ---------
                                                                                    ---------                 ---------


         See independent auditors' report and notes to financial statements.

NOTE 1    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ITEM 1.   ORGANIZATION

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

CONSOLIDATED SUBSIDIARIES

The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, Puroflow Corporation, Decca Valves Corporation, Michigan Dynamics, Inc., and Ultra Dynamics Corporation. Material intercompany transactions and balances have been eliminated. Puroflow Corporation acquired Quality Controlled Cleaning Corporation (QCCC) on January 31, 1999 (See Note
12).

INVENTORIES

Inventories are stated at the lower of cost of market on a first-in, first-out basis, and consist of the following items:


                                                          JANUARY 31,             JANUARY 31,
                                                             1999                    1998
                                                         ------------            ------------
                                                         ------------            ------------
     Raw materials and purchased parts                   $   918,559             $   790,981
     Work in progress                                        307,444                 458,040
     Finished goods                                          336,936                 317,844
                                                         ------------            ------------
     Total                                               $ 1,562,939             $ 1,566,865
                                                         ------------            ------------
                                                         ------------            ------------


PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment is computed using the straight line method based upon the estimated useful lives of the assets, except for leasehold improvements which are amortized over the shorter of the life of the lease or the improvements. The estimated useful lives are as follows:

                           Classification                               Life
                   ---------------------------                      -------------
                   ---------------------------                      -------------
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

ESTIMATES

Generally accepted accounting principles require that financial statements include estimates by management in the valuation of certain assets and liabilities. The Company's management estimates the reserve for doubtful accounts, the reserve for obsolete inventory, the useful lives of property and equipment and the valuation allowance for deferred tax assets. Management uses its historical record and knowledge of its business in making these estimates. Accordingly, actual results may differ from estimates.

                           See independent auditors' report

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenditures are expensed as incurred and are approximately as follows for the years ended January 31,


                    1999                                 1998
          ---------------------------          -------------------------
          ---------------------------          -------------------------
               $   240,000                           $   124,300
          ---------------------------          -------------------------
          ---------------------------          -------------------------

NON-RECURRING EXPENSES

For the year ended January 31, 1999, non-recurring expenses are comprised of legal settlements of several lawsuits for which management believes that there will be no additional liability with regard to these settled lawsuits.

EARNINGS PER SHARE

In the first quarter of the year ended January 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128), which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Prior period amounts have been restated, where appropriate, to conform to the requirements of FAS 128 (see Note 10).

INTANGIBLE ASSETS

Intangible assets include goodwill and non-compete agreement resulting from a business acquired (See Note 12). These assets are amortized over the estimated useful lives.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company's financial instruments, including accounts receivable and accounts payable, approximates fair value due to the relatively short maturity of such instruments. The Company's long term debt approximates fair value.

NOTE 2 - LINE OF CREDIT

The Company has a $1,000,000 revolving credit line maturing on June 3, 1999. This credit line bears interest at the rate of prime plus 0.5% per annum, and is secured primarily by the Company's accounts receivable and inventories. The terms of this loan agreement contains certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth. There is no outstanding balance under this line on January 31, 1999.

                           See independent auditors' report

NOTE 3 - LONG-TERM DEBT

                                                                            JANUARY 31,               JANUARY 31,
                                                                               1999                      1998
                                                                            -----------               -----------
                                                                            -----------               -----------
Notes payable to vendors bearing no interest maturing at various dates.
  These notes were negotiated with vendors to convert accounts payable balances into notes with terms varying from three months to three years.
  All these notes existed when the Receiver was appointed May 1, 1995. All the notes have been paid in full or written off, except for one, which
  was eliminated by litigation in fiscal 1999 (see Note 7).                 $      -0-                $   168,034

Note payable to a bank bearing interest at prime plus
  1.5% payable in principal monthly payments of $3,933,                        186,600                        -0-
  maturing on April 2003.

Note payable bearing interest at 7%, principal and
  interest payable on January 2000.                                             50,000
                                                                            -----------               -----------

                                                                               236,600                    168,034

  Less current portion                                                          97,200                    168,034
                                                                            -----------               -----------

  Long-term debt                                                            $  139,400                $       -0-
                                                                            -----------               -----------
                                                                            -----------               -----------

    Maturities of long-term debt is as follows:

                           2000                                       $ 97,200
                           2001                                         47,200
                           2002                                         47,200
                           2003                                         45,000
                                                                      --------
                                                                      $236,600
                                                                      --------
                                                                      --------

    Interest paid in cash totaled as follows for the years ended January 31,:

                                  1999                                 1998
                               ---------                             ---------
                               ---------                             ---------
                               $  17,339                             $  -0-
                               ---------                             ---------



                           See independent auditors' report

NOTE 4 - STOCK OPTION PLANS

In the year ended January 31, 1996, the Company implemented stock option plans, which provide for the granting of options to certain officers and key employees, and Directors of the Company to purchase shares of its common stock within prescribed periods at prices that vary from $0.25 to $0.75. The weighted average fair value of options granted was $0.31 per option. Fair value was determined by estimating the future sale of the underlying stock and discounting the gain on the options based on a risk free rate of return adjusted for equity risk. Share activity under the Company's stock option plans is summarized below:

                                                                SHARES
                                                            --------------
                                                            --------------
Held at January 31, 1997 (outstanding and unexercised)             349,900

Granted                                                             82,000

Exercised                                                             (200)

Canceled or expired                                                (25,000)
                                                            --------------

Held at January 31, 1998,  (outstanding and unexercised)           406,700

Granted                                                             35,000

Exercised                                                         (100,000)

Canceled or expired                                                (22,700)

Held at January 31, 1999 (outstanding and unexercised)             319,000
                                                            --------------
                                                            --------------

Shares exercisable, January 31, 1999                               179,200
                                                            --------------
                                                            --------------

Shares available for future grants, end of period                   80,700

Price range of options held, January 31, 1999               $ .025 - $.081
                                                            --------------
                                                            --------------

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


                           See independent auditors' report

NOTE 5 - INCOME TAXES

The following is a reconciliation of the tax provision, computed by applying the statutory federal income tax rates and the income tax provision per the financial statements for the years ended January 31,


1998
                                            1999             1998
                                         ---------        ---------
Income tax provision at 34%              $  89,910        $ 102,180
Meals and entertainment                      3,026            2,370
Officer's life insurance                     3,607            1,975
Excess book (tax) depreciation and
  amortization                             (20,031)          (3,247)
Change in allowance for doubtful
  accounts                                    (518)          (8,833)
Write-off of obsolete inventory            (17,000)         (61,426)
Reserve for legal matters                      -0-          (11,488)
Other                                      (16,777)          14,852
State taxes for prior year                  (2,059)          (1,904)
Benefit of net operating loss
  carryforwards                            (40,158)         (31,610)
                                         ---------        ---------

Current federal tax provision                  -0-            2,869

Change in valuation allowance             (472,327)        (200,000)
State franchise taxes                        7,520            5,700
                                         ---------        ---------

         Provision for income tax        $(464,807)       $(191,431)
                                         ---------        ---------
                                         ---------        ---------


Deferred tax benefits reflect the impact of loss carryforwards and temporary differences between the assets and liabilities recorded for financial reporting purposes and tax purposes. These differences are as follows:


                                               1999                1998
                                           -----------        -----------
Allowance for doubtful accounts            $     9,425        $    10,186
Allowance for inventory obsolescence               -0-             21,650
Vacation accrual                                17,993                -0-
Other                                           17,939                -0-
Less valuation allowance                           -0-            (31,836)
                                           -----------        -----------

         Current                                45,357                -0-
                                           -----------        -----------
                                           -----------        -----------

Tax loss carryforward                          906,242          1,133,165
Depreciation and amortization                 (123,262)           (73,892)
Reserve for legal matters                          -0-                -0-
Less valuation allowance                       (35,000)          (755,273)
                                           -----------        -----------

         Non current                       $   747,980        $   304,000
                                           -----------        -----------
                                           -----------        -----------



Realization of the deferred benefit is contingent upon future taxable earnings. The benefit recognized in the year ending January 31, 1999 represents the reduction of the valuation allowance from 69% to 4%, and is based on the Company's continuing profitability.

The Company estimates it has available net operating loss carryforwards of approximately $2,500,000 for federal income tax purposes and $570,000 for state income tax purposes at January 31, 1999. The Company's federal net operating loss carryforwards expire from 2008 to 2011, State net operating loss carryforwards expire in 2000.


                           See independent auditors' report

NOTE 6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is committed to minimum lease payments on two non-cancelable operating leases for its facilities which expire in August 2000 and January 2002, as follows:


                  Twelve Months Ending January 31,
              -------------------------------------------
              -------------------------------------------
               2000                          $    321,000
               2001                               199,750
               2002                                30,000
                                             ------------
                                             ------------
              TOTAL                          $    550,750
                                             ------------
                                             ------------

Total rental expense under the facility lease (including expenses) is as follows for the years ending January 31,

               1999                                          1998
           ----------                                    ----------
           ----------                                    ----------
           $  305,000                                    $  301,000
           ----------                                    ----------
           ----------                                    ----------


LEGAL MATTERS

The Company concluded its final piece of outstanding litigation against Memtec America Corporation (Memtec). The Circuit Court of Baltimore County in a ruling entitled "MEMTEC AMERICA CORPORATION VS PUROFLOW INCORPORATED" ruled that Memtec had misappropriated trade secrets relating to Puroflow products and operations. The Court awarded $557,390 gross in damages to Puroflow and allowed the deduction of the $168,034 note payable. The Company has recognized amounts due from Memtec and all amounts owed to its counsel in the January 31, 1999 accounts. The Company is not party to any further legal matters.

YEAR 2000

The Company has taken all practical steps to insure that its computer hardware and software will be unaffected by any Year 2000 issues. Pursuant to representation made by Dataworks Corp. on our systems software and Santa Monica Systems of Santa Monica, California on the hardware, we are in Year 2000 compliance. All other applications fall under Microsoft NT software and are stated to be in Year 2000 compliance. The Company has also been engaged in communications with its vendors, service providers and customers to determine the extent to which the Company would be vulnerable to a third party's failure to address its own Y2K issues.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is using the legal expertise of a lawyer who is a director of the Company. Related legal expenses totaled $83,078 and $66,250 for the years ended January 31, 1999, and 1998, respectively.

NOTE 8 - CONCENTRATIONS

MAJOR CUSTOMER INFORMATION

Concentration of sales in the Company's four largest customers is as follows for the years ending January 31,:

                                                      1999               1998
                                                   ----------        ----------
 Inflation Systems, Inc.                           $1,856,582        $  842,921
 DFAS                                               1,084,554           954,239
 Norcross Air, Inc.                                   888,038           656,901
 Breed Automotive Technologies                        844,627         1,723,463
                                                   ----------        ----------
                                                   $4,673,801        $4,177,524
                                                   ----------        ----------
                                                   ----------        ----------


                           See independent auditors' report

CONCENTRATION OF CREDIT RISK

Concentration of receivables due from the Company's largest customers is as follows at January 31,


                                                  1999                1998
                                            --------------      ---------------
                                            --------------      ---------------
          Breed Automotive Technologies     $    136,946        $    103,242

          Inflation Systems, Inc.                405,394             352,307

          DFAS                                   102,818             173,799

          Norcross Air, Inc.                      93,495              90,633
                                            --------------      ---------------

                                            $    738,653        $    719,981
                                            --------------      ---------------
                                            --------------      ---------------


Breed Automotive Technologies and Inflation Systems, Inc. are U.S. based major suppliers to the automobile industry. Norcross Air, Inc. is a U.S. based distributor of spare parts to the airline industry, and DFAS is the U.S. Government. The Company grants trade credit to these customers on an unsecured basis.

MAJOR SUPPLIERS

The Company is dependent on two suppliers for the majority of its material needs for automotive airbag filter production.

CASH IN BANK

At January 31, 1999, the Company had cash in a bank in excess of federally insured limits by $130,994.

NOTE 9 - STOCKHOLDERS' EQUITY

On August 24, 1998, the Company issued an 8-K report stating that the Board of Directors has authorized the issuance of 1,000,000 shares of common stock for sale to directors, officers and employees. The Company sold 940,000 shares of this common stock and received proceeds of $705,000 divided between $147,000 in cash and $558,000 in notes receivables. During the 3-month period from August 1, 1998 through October 31, 1998, the Company purchased 48,500 shares of common stock for a total cost of $32,919 from the open market and is presently holding them as treasury stock.

NOTE 10 - EARNINGS PER SHARE

Reconciliation of basic and diluted earnings per share:


                                                                                                             PER SHARE
                                                         INCOME                        SHARES                  AMOUNT
                                                        --------                      ---------              ---------
YEAR ENDED JANUARY 31, 1999
-----------------------------
Basic earnings per share                                $729,249                      7,494,021                 $0.10
                                                                                                                -----
                                                                                                                -----

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options                                                                           103,842
                                                        --------                      ---------
Diluted earnings per share                              $729,249                      7,597,863                 $0.10
                                                        --------                      ---------                 -----
                                                        --------                      ---------                 -----

YEAR ENDED JANUARY 31, 1998
-----------------------------
Basic earnings per share                                $491,961                      7,108,821                 $0.07
                                                                                                                -----
                                                                                                                -----

EFFECT OF DILUTIVE SECURITIES
-----------------------------
Stock options                                                                           139,437
                                                        --------                      ---------
Diluted earnings per share                              $491,961                      7,248,258                 $0.07
                                                        --------                      ---------                 -----
                                                        --------                      ---------                 -----


Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive.


                           See independent auditors' report

NOTE 11 - RETIREMENT PLAN

The Company has a defined contribution 401(k) covering all employees who have completed one year of service. The Company makes "matching" contributions of 10% of the participant's deferral amount, limited to 5% of the participant's eligible compensation for the year.

The Company may also make discretionary contributions to the plan based upon participant compensation and net profits. During the years ended January 31, 1999 and January 31, 1998, the Company contributed $8,284 and $2,780 to the Plan. The Company's maximum contribution is limited to 1/2 of 1% of the employee's compensation.

NOTE 12 - BUSINESS ACQUISITION

On January 31, 1999, the Company acquired Quality Controlled Cleaning Corporation ("QCCC") for $550,630 including all costs of the acquisition. QCCC is a precision cleaning and repair company located in Commerce, California. The Company's acquisition resulted in goodwill of approximately $274,000 and a non-compete agreement of $50,000. The goodwill will amortize over 10 years and the non-compete agreement over its term of 3 years.

In addition to the purchase price, the agreement includes a contingent payment of 50% of net sales in the year ending January 31, 2000, in excess of $500,000 up to a maximum of $800,000. If the full amount of the contingency is realized, the liability would total $150,000 and would be recorded as additional goodwill.


                           See independent auditors' report

                               PUROFLOW INCORPORATED


                                 INDEX TO EXHIBITS

This Index is filed in response to Item 14(a) (3), and the following documents are filed as Exhibits in response to Item 14(c), as required by Item 601 of Regulation S-K:


   Exhibit    Description
     No.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
      3.1    Certificate of Incorporation *

      3.2    Bylaws *

     10.1    Asset Purchase Agreement dated September 29, 1992 between the
             Company and Engineered Magnetics, Inc. for sale of the CPI
             Division *****

     10.2    Asset Purchase Agreement dated as of April 30, 1992 among the
             Company, Michigan Dynamics, Inc. and consented and agreed to by Fuji Filter Manufacturing Co. Ltd. and consented to by NBD Bank,
             N.A. **

     10.3    Lease Agreement dated April 6, 1984 for premises at 1631 10th
             Street, Santa Monica, California *

     10.4    Lease Agreement dated August 1, 1985 for premises at 1648 10th
             Street, Santa Monica, California *

     10.5    Lease Agreement dated November 10, 1992 for premises at 1558 10th
             Street, Santa Monica, California *****

     10.6    Employment Agreement dated March 1, 1993 between the Company and
             Joseph B. Jasso *****

     10.7    Employment Agreement dated March 1, 1993 between the Company and
             Michael H. Figoff *****

     10.8 Employment Agreement dated February 14, 1991 between the Company and Robert A. Smith *

     10.9    1991 Key Employee Incentive Stock Option Plan *

    10.10    Form of Stock Option Agreement under the 1991 Key Employee
             Incentive Stock Option Plan *

    10.11    Form of Directors Stock Option Agreement dated July 9, 1987 *

    10.12    Form of Directors Stock Option Agreement dated February 14, 1991 *

    10.13    Letter Agreement and related note payable to Imperial Bank dated
             March 17, 1993 *****

    10.14    Note payable to Imperial Bank dated March 17, 1993 *****

    10.15    Security and Loan Agreement with Imperial Bank dated March 17,
             1993 *****

    10.16 Letter dated May 14, 1993 waiving compliance with covenants contained in the Credit Terms and Conditions Agreement with Imperial Bank dated July 24, 1989 *****

    10.17    Lease dated January 13, 1992 between the Company and Jerome and
             Faith Pearlman***

    10.18 Settlement Agreement with Stroock & Stroock & Lavan, special counsel to the Registrant, dated November 17, 1992 ****



  10.19      Agreement between Registrant and Alpine Service Ltd. dated June
             30, 1993 for the private placement of 1,000,000 shares pursuant to Regulation "S" of the Securities Act of 1933, as amended ******

  10.20      Note payable to Imperial Bank dated November 5, 1993 *******

  10.21      Note payable to Imperial Bank dated November 5, 1993 *******

  10.22      Security and Loan Agreement with Imperial Bank dated November 5,
             1993 *******

  10.23 Stipulation for immediate appointment of Receiver on behalf of Imperial Bank dated May 1, 1995 ********

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