Form 10QSB
period 1999-04-30
PUROFLOW INC
filed 1999-06-11
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED APRIL 30, 1999              COMMISSION FILE NUMBER 0-5622
-------------------------------------------------------------------------------



                              PUROFLOW INCORPORATED
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                  13-1947195
(State or other jurisdiction of            (I.R.S. Employer identification No.)
 incorporation or organization)
-------------------------------------------------------------------------------

16559 Saticoy Street, Van Nuys, California            91406-1739
       (Address of executive offices)                 (ZIP Code)
-------------------------------------------------------------------------------

       Registrant's telephone number, including area code: (818) 756-1388

           Securities registered pursuant to Section 12(g) of the Act:

         Common Stock                            Shares outstanding
  Common Stock, $.01 Par Value                        8,100,321
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

                              PUROFLOW INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                               APRIL 30,                JANUARY 31,
                                                                                 1999                      1999
                                                                           ------------------       -------------------
ASSETS
CURRENT ASSETS
     Cash                                                                         $   67,221                $  828,809
     Accounts receivable
     Net of allowance for doubtful accounts of $20,000 at
         April 30, 1999 and $22,000 at January 31, 1999                            1,560,007                 1,373,254
     Accounts Receivable, other                                                            -                   375,763
     Advances to Officers & Employees                                                      -                     2,907
     Deferred Tax benefit, current                                                    45,347                    45,347
     Inventories                                                                   1,762,729                 1,562,939
     Note receivable, current portion                                                      -
     Prepaid expenses and other current assets                                        62,093                    91,677
                                                                           ------------------       -------------------
         TOTAL CURRENT ASSETS                                                      3,497,397                 4,280,696
                                                                           ------------------       -------------------

PROPERTY & EQUIPMENT
     Leasehold improvements                                                           57,379                    55,954
     Machinery and equipment                                                       3,851,868                 3,808,188
     Automobile                                                                        1,679                     1,679
     Tooling and dies                                                                334,131                   327,411
     Construction in progress                                                              -                         -
                                                                           ------------------       -------------------
                                                                                   4,245,057                 4,193,232
     Less accumulated depreciation
         and amortization                                                          3,150,611                 3,082,386
                                                                           ------------------       -------------------
NET PROPERTY AND EQUIPMENT                                                         1,094,446                 1,110,846
                                                                           ------------------       -------------------
DEFERRED TAXES                                                                       747,980                   747,980
OTHER ASSETS                                                                         329,410                   340,423
                                                                           ------------------       -------------------
         TOTAL ASSETS                                                            $ 5,669,233               $ 6,479,945
                                                                           ------------------       -------------------
                                                                           ------------------       -------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable, current                                                       $  110,000                $   97,200
     Accounts payable                                                                464,107                   465,678
     Accrued expenses                                                                 95,629                   477,335
     Payable for acquired company                                                                              447,875
                                                                           ------------------       -------------------
         TOTAL CURRENT LIABILITIES                                                   669,736                 1,488,088
                                                                           ------------------       -------------------

     Long-Term Debt                                                                  114,800                   139,400
                                                                           ------------------       -------------------
         TOTAL LIABILITIES                                                           784,536                 1,627,488
                                                                           ------------------       -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share
         authorized - 500,000 shares
           issued none
     Common stock, par value $.01 per share
         authorized - 12,000,000 shares
         issued and outstanding - 8,100,321 shares                                   440,979                   440,979
         Additional paid-in capital                                                5,667,327                 5,667,327
         Accumulated deficit                                                        (635,890)                 (668,030)
         Less:
         Notes receivable from stockholders                                         (554,800)                 (554,900)
         Treasury stock at cost                                                      (32,919)                  (32,919)
         TOTAL STOCKHOLDERS' EQUITY                                                4,884,697                 4,852,457
                                                                           ------------------       -------------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                                  $ 5,669,233               $ 6,479,945
                                                                           ------------------       -------------------
                                                                           ------------------       -------------------


                              PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                    THREE MONTHS ENDED
                                                                         APRIL 30,

                                                                1999                   1998
                                                         -------------------     ------------------
Net revenue                                                     $ 2,070,363            $ 2,096,284
Cost of goods sold                                                1,498,836              1,493,582

                                                         -------------------     ------------------
      Gross profit                                                  571,527                602,702

Selling, general
      and administrative expense                                    534,162                470,457

                                                         -------------------     ------------------
      Operating income                                               37,365                132,245

Interest expense                                                     (4,224)                (1,074)
Amortization Expense                                                (11,013)                     -
Other income                                                         10,612                  3,411
                                                         -------------------     ------------------

      Income before taxes                                            32,740                134,582

Provision (benefit) for income taxes                                    600                (51,000)
                                                         -------------------     ------------------

         NET INCOME                                              $   32,140             $  185,582
                                                         -------------------     ------------------
                                                         -------------------     ------------------

NET INCOME PER COMMON SHARE

      Basic earnings per share                                    $   0.004              $   0.030
                                                         -------------------     ------------------
                                                         -------------------     ------------------
      Diluted earnings per share                                  $   0.004              $   0.030
                                                         -------------------     ------------------
                                                         -------------------     ------------------


                              PUROFLOW INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


FOR THE THREE MONTHS ENDED APRIL 30                                            1999                         1998
                                                                         ------------------           -----------------
CASH AT BEGINNING OF PERIOD                                                     $  828,809                  $  361,523

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                              32,139                     185,583
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                              68,225                      73,729
         Provision for losses on accounts receivable                                (2,000)                      2,477
         Inventory valuation allowance                                                   -                           -
     Changes in operating assets and liabilities:
         Advances to Officers & Employees                                            2,907                      (3,682)
         Accounts receivable                                                      (184,753)                    (55,711)
         Other Receivables                                                         375,763                           -
         Inventories                                                              (199,790)                   (148,425)
         Prepaid expenses and other current assets                                  29,583                      24,436
         Deferred Taxes                                                                  -                     (51,000)
         Other Payable                                                            (445,650)                          -
         Accounts payable & Accrued expenses                                      (385,500)                   (242,954)
                                                                         ------------------           -----------------
            Net cash provided by operating activities                             (709,076)                   (215,547)
                                                                         ------------------           -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                           (51,825)                    (26,504)
     Amortization of Goodwill/Non-Compete                                           11,013                           -
                                                                         ------------------           -----------------
            Net cash provided by investing activities                              (40,812)                    (26,504)
                                                                         ------------------           -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Long-term debt                                                                (11,800)                    236,000
     Notes Recevable from Stockholders                                                 100                           -
                                                                         ------------------           -----------------
            Net cash used by financing activities                                  (11,700)                    236,000
                                                                         ------------------           -----------------


NET INCREASE IN CASH                                                              (761,588)                     (6,051)

                                                                         ------------------           -----------------
                                                                         ------------------           -----------------
CASH AT END OF PERIOD                                                           $   67,221                  $  355,472
                                                                         ------------------           -----------------
                                                                         ------------------           -----------------


                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                   NOTES
                                                                                                 RECEIVABLE
                                                                                                    FROM
                                      COMMON            ADDITIONAL           RETAINED           STOCKHOLDER
                                      STOCK              PAID-IN             EARNINGS           AND TREASURY
FOR THE THREE MONTHS ENDED          PAR VALUE            CAPITAL                                   STOCK               TOTAL
APRIL 30, 1999                   -----------------   -----------------   ------------------   -----------------   -----------------
Balance at January 31, 1999             $ 440,979         $ 5,667,327           $ (668,030)         $ (587,819)        $ 4,852,457

Receivable Payment                              -                   -                    -                 100                   -

Net income                                      -                   -               32,140                   -              32,140
                                 -----------------   -----------------   ------------------   -----------------   -----------------

Balance at April 30, 1999               $ 440,979         $ 5,667,327           $ (635,890)         $ (587,719)        $ 4,884,697
                                 -----------------   -----------------   ------------------   -----------------   -----------------
                                 -----------------   -----------------   ------------------   -----------------   -----------------


                              PUROFLOW INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
              APRIL 30, 1999, JANUARY 31, 1999, AND APRIL 30, 1998

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1999 (The "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

Inventories consist of the following:


                                            APRIL 30,             JANUARY 31,
                                              1999                   1999
                                       ------------------     ------------------
Raw materials and purchased parts       $      1,027,465       $        918,559

Work in process                                  430,191                307,444

Finished goods and assemblies                    305,073                336,936
                                       ------------------     ------------------
     Totals                             $      1,762,729       $      1,562,939
                                       ------------------     ------------------
                                       ------------------     ------------------


NOTE 3 - STOCKHOLDERS EQUITY

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

NOTE 4 - NET INCOME PER SHARE

Reconciliation of basic and diluted earnings per share:


                                        INCOME               SHARES         PER-SHARE
                                                                              AMOUNT
                                 ------------------  ------------------- ---------------
3 MONTHS ENDED APRIL 30, 1999

Basic earnings per share            $      32,140           8,100,321       $       .004
                                                                         ---------------
                                                                         ---------------

EFFECT OF DILUTED SECURITIES

Stock options                                                 137,007
                                 ------------------  -------------------

Diluted earnings per  share         $      32,140           8,237,328       $       .004
                                 ------------------  ------------------- ---------------
                                 ------------------  ------------------- ---------------

3 MONTHS ENDED APRIL 30, 1998

Basic earnings per share            $     185,582           7,108,821       $       .030
                                                                         ---------------
                                                                         ---------------

EFFECT OF DILUTED SECURITIES

Stock Options                                                  92,253
                                 ------------------  -------------------

Diluted earnings per share          $     185,582           7,201,074       $       .026
                                 ------------------  ------------------- ---------------
                                 ------------------  ------------------- ---------------


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

NOTE 5 - LINE OF CREDIT

The Company has a $1,000,000 revolving credit line maturing on June 3, 1999. This credit line bears interest at the rate of prime plus 0.5% per annum, and is secured primarily by the Company's accounts receivable and inventories. The terms of this loan agreement contains certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth. There is no outstanding balance under this line on January 31, 1999 and April 30,1999.

NOTE 6 - INCOME TAXES

Income tax benefits recognized represents the benefit of income tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 1999, the Company had cash available of $67,221, compared to $828,809 on January 31, 1999. It had a current ratio of 5.22 to 1 at April 30, 1999, compared to 2.87 to 1 on January 31, 1999.

OPERATING ACTIVITIES

Cash flow from Operations for the three months ended April 30,1999 was reduced by $761,588 compared to a decrease of $6,051 for the three months ended April 30,1998. The reduction in cash available resulted from the acquisition of QCCC and a reduction in accrued expenses associated with payment of bills from completed litigation.

INVESTING ACTIVITIES

The Company invested $51,825 in new capital equipment in the current quarter predominantly for equipment for a new type of airbag filter.

FINANCING ACTIVITIES

The Company has unused revolving credit line of $1,000,000 which bears interest at the rate of prime plus 0.5% per annum, secured by the Company's accounts receivable and inventory. The Company is in compliance with all covenants under its loan agreement with the Bank. The Company obtained a loan of $236,000 to pay non-recurring judgment against it as well as purchase a necessary blueprint copier. The outstanding balance as of April 30, 1999 is $170,867.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED APRIL 30, 1999

REVENUES

Sales were $2,070,363 for the three months ended April 30,1999 compared to $2,096,284 in 1998, a modest decrease of $25,921. Sales of airbag filters were relatively flat for the comparable period due to the slow ramp-up of the new model non-azide airbag, a decrease in shipments for technical aftermarket filters of $234,100 offset by our new QCCC operation revenue of $177,900 and shipments of $23,700 for International Sales.

GROSS PROFIT

Gross profit as a percentage of sales was 27.6% in April 1999, compared to 28.7% in April 1998, representing a decrease of 1.1% representing lower margins on airbag filters. Increased marketing costs are a result of development of the International Sales Division.

OPERATING INCOME

Operating income was $37,365 in April 1999 compared to $132,245 in April 1998, a decrease of $63,705 due to the lower margins on airbag filters as a result of the slow ramp-up of the new model non-azide airbag filter for the driver and passenger-side impact filter and substantial increase in marketing costs due to the development of the International Sales Division.

INTEREST CHARGES

Interest on the bank loan was $4,724 as of April 30, 1999 and $1,074 at April 30, 1998.

INCOME TAXES

A tax benefit of $51,000 was recognized as a result of income tax loss carryforwards in 1998.

PART II -    OTHER INFORMATION

ITEM 1.      PENDING LEGAL PROCEEDINGS

1. The Company reported the conclusion of litigation with Memtec America Corporation in February 1999 and the award of damages reported in its Form 10 KSB filing for the fiscal year ended January 31, 1999.

2. The Company reports the commencing of a lawsuit by Steel Partners II L.L.P. against the Company and its four directors on May 3, 1999 in the U.S. District Court for the District of Delaware seeking to rescind or enjoin the Private Placement of 940,000 shares of common stock purchased by the directors, officers and employees of the Company. The purpose of the lawsuit is calculated to obtain control of the Board of Directors and to sell the assets of Puroflow. Steel Partners II L.L.P. owns 16.6% of the issued and outstanding shares of the Registrant.

    The Company has retained counsel in Delaware to vigorously contest the action, for the lawsuit is without merit and seeks to intimidate the Board of Directors.

    The Company has retained counsel in the State of California to commence an action in the Supreme Court of the State of California, County of Los Angeles, to seek compensatory and punitive damages and injunctive relief for interference with prospective economic advantage of the Company's business.

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

             None.

ITEM 5.      OTHER INFORMATION

             None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

             On January 31, 1999, the Registrant acquired Quality Controlled Cleaning Corporation representing 100% of the issued and outstanding shares (see Business Acquisition above).

                                   SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.

                            PUROFLOW INCORPORATED

June 11, 1999               By:   /s/  Michael H. Figoff
                                  --------------------------------------------
                                  Michael H. Figoff
                                  President/Chief Executive Officer