Form 10QSB
period 1999-07-31
PUROFLOW INC
filed 1999-09-10
CIK 100591

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-QSB


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JULY 31, 1999               COMMISSION FILE NUMBER 0-5622
-------------------------------------------------------------------------------



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


       Registrant's telephone number, including area code: (818) 756-1388


          Securities registered pursuant to Section 12(g) of the Act:


            Common Stock                                 Shares outstanding
    Common Stock, $.01 Par Value                             8,123,721
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

                              PUROFLOW INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                JULY 31,                JANUARY 31,
                                                                                 1999                      1999
                                                                           ------------------       -------------------

ASSETS

CURRENT ASSETS
     Cash                                                                      $           -               $   828,809
     Accounts receivable
     Net of allowance for doubtful accounts of $25,000 at
         July 31, 1999 and $22,000 at January 31, 1999                             1,123,263                 1,373,254
     Accounts Receivable, other                                                            -                   375,763
     Advances to Officers & Employees                                                      -                     2,907
     Inventories                                                                   1,953,821                 1,562,939
     Deferred tax benefit                                                             48,947                    45,347
     Prepaid expenses and other current assets                                        82,022                    91,677
                                                                           ------------------       -------------------
         TOTAL CURRENT ASSETS                                                      3,208,053                 4,280,696
                                                                           ------------------       -------------------
PROPERTY & EQUIPMENT
     Leasehold improvements                                                           57,379                    55,954
     Machinery and equipment                                                       3,536,104                 3,808,188
     Automobile                                                                            -                     1,679
     Tooling and dies                                                                341,387                   327,411
     Construction in progress                                                              -                         -
                                                                           ------------------       -------------------
                                                                                   3,934,870                 4,193,232
     Less accumulated depreciation
         and amortization                                                          2,992,440                 3,082,386
                                                                           ------------------       -------------------
NET PROPERTY AND EQUIPMENT                                                           942,430                 1,110,846
                                                                           ------------------       -------------------
DEFERRED TAXES                                                                       747,978                   747,980
OTHER ASSETS                                                                         365,397                   340,423
                                                                           ------------------       -------------------
         TOTAL ASSETS                                                            $ 5,263,858               $ 6,479,945
                                                                           ==================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Bank Overdraft                                                              $    76,082               $         -
     Line of credit                                                                   35,000                         -
     Notes payable, current                                                          110,000                    97,200
     Accounts payable                                                                315,285                   465,678
     Accrued expenses                                                                142,576                   477,335
     Payable for acquired company                                                          -                   447,875
                                                                           ------------------       -------------------
         TOTAL CURRENT LIABILITIES                                                   678,943                 1,488,088
                                                                           ------------------       -------------------
     Long-Term Debt                                                                  103,000                   139,400
                                                                           ------------------       -------------------
         TOTAL LIABILITIES                                                           781,943                 1,627,488
                                                                           ------------------       -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share
         authorized - 500,000 shares
         issued none
     Common stock, par value $.01 per share
         authorized - 12,000,000 shares
         issued and outstanding - 8,123,721 shares                                   441,213                   440,979
         Additional paid-in capital                                                5,681,193                 5,667,327
         Accumulated deficit                                                      (1,052,799)                 (668,030)
         Less:
         Notes receivable from stockholders                                         (554,773)                 (554,900)
         Treasury stock at cost                                                      (32,919)                  (32,919)
                                                                           ------------------       -------------------
         TOTAL STOCKHOLDERS' EQUITY                                                4,481,915                 4,852,457
                                                                           ------------------       -------------------
         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                                  $ 5,263,858               $ 6,479,945
                                                                           ==================       ===================


                              PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                           JULY 31,                                   JULY 31,
                                                   1999                  1998                1999                 1998
                                            -------------------     ----------------    ----------------     ----------------
Net revenue                                        $ 1,729,193          $ 2,209,044         $ 3,799,556          $ 4,305,328
Cost of goods sold                                   1,342,446            1,505,788           2,841,282            2,999,370
                                            -------------------     ----------------    ----------------     ----------------
     Gross profit                                      386,747              703,256             958,274            1,305,958
Selling, general
     and administrative expense                        688,994              604,511           1,223,156            1,074,968
                                            -------------------     ----------------    ----------------     ----------------
     Operating income                                 (302,247)              98,745            (264,882)             230,990

Interest expense                                        (3,995)              (6,105)             (8,219)              (7,179)
Other income                                             7,711                2,812              18,323                6,223
Amortization goodwill/non-compete                      (11,013)                   -             (22,026)                   -
Loss from write-off of
     obsolete equipment                               (106,067)                   -            (106,067)                   -
                                            -------------------     ----------------    ----------------     ----------------
     Income/loss before taxes                         (415,611)              95,452            (382,871)             230,034

Provision for income taxes                               1,296              (46,650)              1,896              (97,650)
                                            -------------------     ----------------    ----------------     ----------------
          NET INCOME                                $ (416,907)           $ 142,102          $ (384,767)           $ 327,684
                                            ===================     ================    ================     ================
Net income (loss) per common share:

     Basic earnings per share                       $    (0.05)           $    0.02           $   (0.05)           $    0.05
     Diluted earnings per share                     $    (0.05)           $    0.02           $   (0.05)           $    0.05

Weighted average number of shares                    8,108,123            7,215,764           8,108,123            7,215,764


                              PUROFLOW INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

FOR THE SIX MONTHS ENDED JULY 31                                               1999                         1998
                                                                         ------------------           -----------------
CASH AT BEGINNING OF PERIOD                                                      $ 828,809                   $ 361,523

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            (384,767)                    327,683
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                             153,942                     163,458
         Provision for losses on accounts receivable                                 3,000                       2,748
         Write-off of obsolete equipment                                           106,067                           -
     Changes in operating assets and liabilities:
         Advances to Officers & Employees                                            2,907                      (2,482)
         Accounts receivable                                                       246,991                     (71,208)
         Other receivables                                                         375,763                           -
         Inventories                                                              (390,882)                   (258,509)
         Prepaid expenses and other current assets                                   9,656                      16,070
         Deferred tax benefit                                                       (3,600)                     (4,350)
         Deferred taxes                                                                  -                    (102,000)
         Other payable                                                            (445,650)                          -
         Accounts payable & accrued expenses                                      (534,377)                   (229,543)
                                                                         ------------------           -----------------
            Net cash used in operating activities                                 (860,952)                   (158,133)
                                                                         ------------------           -----------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                           (69,567)                    (80,185)
                                                                         ------------------           -----------------
            Net cash used in investing activities                                  (69,567)                    (80,185)
                                                                         ------------------           -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of options                                              14,100                           -
     Current portion long term debt                                                (23,600)                     60,000
     Advance on credit line                                                         35,000                           -
     Principal new long term debt                                                      128                     160,700
                                                                         ------------------           -----------------
            Net cash used in financing activities                                   25,628                     220,700
                                                                         ------------------           -----------------
NET DECREASE IN CASH                                                              (904,891)                    (17,618)
                                                                         ------------------           -----------------
CASH AT END OF PERIOD                                                            $ (76,082)                  $ 343,905
                                                                         ==================           =================


                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                     NOTES
                                                                                                  RECEIVABLE
                                                                                                     FROM
                                             COMMON          ADDITIONAL                           STOCKHOLDER
                                              STOCK            PAID-IN           RETAINED         AND TREASURY
                                            PAR VALUE          CAPITAL           EARNINGS            STOCK              TOTAL
                                         ----------------  ----------------  -----------------  ----------------   ----------------
FOR THE SIX MONTHS ENDED JULY 31, 1999

Balance at January 31, 1999                    $ 440,979       $ 5,667,327         $ (668,030)       $ (587,819)       $ 4,852,457

Receivable Payment                                     -                 -                  -               127                127

Exercise options for 2,400 shares
        @ $.25 per share                              24               576                  -                 -                600

Exercise options for 9,000 shares
        @ $.50 per share                              90             4,410                  -                 -              4,500

Exercise options for 12,000 shares
        @ $.75 per share                             120             8,880                  -                 -              9,000

Net income                                             -                 -           (384,767)                -           (384,767)
                                         ----------------  ----------------  -----------------  ----------------   ----------------
Balance at July 31, 1999                       $ 441,213       $ 5,681,193        $ 1,052,797        $ (587,692)       $ 4,481,917
                                         ================  ================  =================  ================   ================

                              PUROFLOW INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
               JULY 31, 1999, JANUARY 31, 1999, AND JULY 31, 1998

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

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                                        JULY 31,                     JANUARY 31,
                                                                          1999                          1999
                                                                   ------------------            ------------------
               Raw materials and purchased parts                   $      1,213,130              $        918,559
               Work in process                                              367,166                       307,444
               Finished goods and assemblies                                373,525                       336,936
                                                                   ------------------            ------------------
                    Totals                                         $      1,953,821              $      1,562,939
                                                                   ==================            ==================

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

NOTE 4 - NET INCOME PER SHARE
Reconciliation of basic and diluted earnings per share:

                                                            INCOME                     SHARES               PER-SHARE AMOUNT
                                                     ----------------------     ----------------------    -------------------
6 MONTHS ENDED JULY 31, 1999

Basic earnings per share (loss)                         $       (384,767)                 8,103,123          $      (.05)
                                                                                                          ===================
EFFECT OF DILUTED SECURITIES

Stock options                                                                               -0-
                                                     ----------------------     ----------------------
Diluted earnings per share                              $       (384,767)                 8,103,123          $      (.05)
                                                     ======================     ======================    ===================

6 MONTHS ENDED JULY 31, 1998

Basic earnings per share                                $         327,684                 7,108,621          $       .05
                                                                                                          ===================
EFFECT OF DILUTED SECURITIES

Stock Options                                                                               103,331
                                                     ----------------------     ----------------------
Diluted earnings per share                              $         327,684                 7,211,952          $       .05
                                                     ======================     ======================    ===================

Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive.

EARNINGS PER SHARE

In the first quarter of the year ended January 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, earnings per common share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Prior period amounts have been restated, where appropriate to conform to the requirements of FAS 128.

NOTE 5 - LINE OF CREDIT

The Company has a $1,000,000 revolving credit line maturing on June 5, 2000. This credit line bears interest at the rate of prime plus 0.25% per annum, and is secured primarily by the Company's accounts receivable and inventories. The terms of this loan agreement contains certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth. There is no outstanding balance under this line on January 31, 1999 and an open balance of $35,000 as of July 31, 1999.

NOTE 6 - INCOME TAXES

Income tax benefits recognized represents the benefit of income tax loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 1999, the Company had cash overdraft of $(76,082), compared to $828,809 on January 31, 1999. It had a current ratio of 5.15 to 1 at July 31, 1999, compared to 2.87 to 1 on January 31, 1999.

OPERATING ACTIVITIES

Cash flow from Operations for the six months ended July 31, 1999 was reduced by $1,163,907 compared to a decrease of $158,133 for the six months ended July 31, 1998. The reduction in cash available resulted from the acquisition of QCCC, a reduction in accrued expenses and accounts payable, and write-off of $327,929 for disposal of machinery and equipment, of which $106,067 represents obsolete filter equipment.

INVESTING ACTIVITIES

The Company invested $69,567 in new capital equipment in the current quarter predominantly for equipment for a new type of airbag filter.

FINANCING ACTIVITIES

The Company has an unused revolving credit line of $1,000,000 which bears interest at the rate of prime plus 0.25% per annum, secured by the Company's accounts receivable and inventory. The Company is in compliance with all covenants under its loan agreement with the Bank. The Company obtained a loan of $236,000 to pay non-recurring judgment against it as well as purchase a necessary blueprint copier, now reduced to $163,000.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED JULY 31, 1999

REVENUES

Sales were $1,729,193 for the six months ended July 31,1999 compared to $2,209,044 in 1998, a 22% decrease of $479,851. Sales of airbag filters decreased $152,535 for the comparable period due to the slow ramp-up of the new model non-azide airbag, a decrease in shipments for technical aftermarket filters of $595,587 offset by our new QCCC operation, revenue of $185,263 and shipments of $83,008 for International Sales.

GROSS PROFIT

Gross profit as a percentage of sales was 22.4% in July 1999, compared to 31.8% in July 1998, representing a decrease of 9.4% representing lower margins on airbag filters and aerospace filters with a reduction in government sales.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase in selling, general and administrative expenses for the three months ended July 31, 1999 and for the six months ended July 31, 1999 of $84,483, and $148,188, respectively, is attributed to the legal costs incurred to legal proceedings set forth in detail in Part II, Item 1 (2).

OPERATING INCOME

Operating loss was $302,247 in July 1999 compared to operating income of $98,745 in July 1998, a decrease of $400,992 due to the lower margins on airbag filters as a result of the slow ramp-up of the new model non-azide airbag filter for the driver and passenger-side impact filter and substantial decrease in sales volume and product mix.

INTEREST CHARGES

Interest on the bank loan was $3,995 as of July 31,1999, and $6,105 at July 31, 1998.

INCOME TAXES

A tax benefit of $51,000 was recognized as a result of income tax loss carryforwards.

PART II -  OTHER INFORMATION

ITEM 1.    PENDING LEGAL PROCEEDINGS

1. The Company reported the conclusion of litigation with Memtec America Corporation in February 1999 and the award of damages reported in its Form 10 KSB filing for the fiscal year ended January 31, 1999.

2. The Company reports the commencing of a lawsuit by Steel Partners II L.P. against the Company and its four directors on May 3, 1999 in the U.S. District Court for the District of Delaware seeking to rescind or enjoin the Private Placement of 940,000 shares of common stock purchased by the directors, officers and employees of the Company. The purpose of the lawsuit is calculated to obtain control of the Board of Directors and to sell the assets of Puroflow. Steel Partners II L.P. owns 16.6% of the issued and outstanding shares of the Registrant.

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

                                          PUROFLOW INCORPORATED


September 10, 1999                        /s/  Michael H. Figoff
                                          ---------------------------------
                                          Michael H. Figoff
                                          President/Chief Executive Officer