Form 10QSB
period 1999-10-31
PUROFLOW INC
filed 1999-12-15
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED OCTOBER 31, 1999            COMMISSION FILE NUMBER 0-5622
-------------------------------------------------------------------------------


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


       Registrant's telephone number, including area code: (818) 756-1388


          Securities registered pursuant to Section 12(g) of the Act:


              Common Stock                              Shares outstanding
       Common Stock, $.01 Par Value                          8,123,721
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

                                                PUROFLOW INCORPORATED
                                             CONSOLIDATED BALANCE SHEETS
                                                     (UNAUDITED)

                                                                                 October 31,            January 31,
                                                                                    1999                    1999
                                                                           ------------------       -------------------
ASSETS

CURRENT ASSETS
     Cash                                                                        $     8,810               $   828,809
     Accounts receivable
     Net of allowance for doubtful accounts of $25,000 at
         October 31, 1999 and $22,000 at January 31, 1999                          1,149,339                 1,373,254
     Accounts Receivable, other                                                            -                   375,763
     Advances to Officers & Employees                                                      -                     2,907
     Inventories                                                                   1,927,070                 1,562,939
     Deferred tax benefit                                                             48,947                    45,347
     Prepaid expenses and other current assets                                        28,573                    91,677
                                                                           ------------------       -------------------
         TOTAL CURRENT ASSETS                                                      3,162,739                 4,280,696
                                                                           ------------------       -------------------

PROPERTY & EQUIPMENT
     Leasehold improvements                                                           59,229                    55,954
     Machinery and equipment                                                       3,574,144                 3,808,188
     Automobile                                                                            -                     1,679
     Tooling and dies                                                                342,922                   327,411
     Construction in progress                                                              -                         -
                                                                           ------------------       -------------------
                                                                                   3,976,295                 4,193,232
     Less accumulated depreciation
         and amortization                                                          3,042,425                 3,082,386
                                                                           ------------------       -------------------

NET PROPERTY AND EQUIPMENT                                                           933,870                 1,110,846
                                                                           ------------------       -------------------
DEFERRED TAXES                                                                       747,978                   747,980
OTHER ASSETS                                                                         380,884                   340,423
                                                                           ------------------       -------------------
         TOTAL ASSETS                                                            $ 5,225,471               $ 6,479,945
                                                                           ==================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable, current                                                          110,000                    97,200
     Accounts payable                                                                336,124                   465,678
     Accrued expenses                                                                234,181                   477,335
     Payable for acquired company                                                          -                   447,875
     Line of credit                                                                  280,000                         -
                                                                           ------------------       -------------------
         TOTAL CURRENT LIABILITIES                                                   960,305                 1,488,088
                                                                           ------------------       -------------------
     Long-Term Debt                                                                   91,200                   139,400
                                                                           ------------------       -------------------
         TOTAL LIABILITIES                                                         1,051,505                 1,627,488
                                                                           ------------------       -------------------

STOCKHOLDERS' EQUITY

     Preferred stock, par value $.10 per share
         authorized - 500,000 shares
           issued none
     Common stock, par value $.01 per share
         authorized - 12,000,000 shares
          issued and outstanding - 8,123,721 shares at                               441,213                   440,979
         October 31,1999
         Additional paid-in capital                                                5,681,193                 5,667,327
         Accumulated deficit                                                      (1,359,798)                 (668,030)
         Less:
         Notes receivable from stockholders                                         (555,723)                 (554,900)
         Treasury stock at cost                                                      (32,919)                  (32,919)
                                                                           ------------------       -------------------
         TOTAL STOCKHOLDERS' EQUITY                                                4,173,966                 4,852,457
                                                                           ------------------       -------------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                                  $ 5,225,471               $ 6,479,945
                                                                           ==================       ===================

                              PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                      THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                          OCTOBER 31,                               OCTOBER 31,
                                                   1999                  1998                1999                 1998
                                            -------------------     ----------------    ----------------     ----------------
Net revenue                                        $ 1,768,123          $ 1,908,249         $ 5,567,679          $ 6,213,577
Cost of goods sold                                   1,298,603            1,372,373           4,139,885            4,371,743
                                            -------------------     ----------------    ----------------     ----------------
     Gross profit                                      469,520              535,876           1,427,794            1,841,834

Selling, general
     and administrative expense                        541,304              507,872           1,632,026            1,419,149
                                            -------------------     ----------------    ----------------     ----------------
     Operating income                                  (71,784)              28,004            (204,232)             422,685

Interest expense                                        (5,635)              (5,451)            (13,854)             (12,630)
Other income                                             8,811                6,446              27,134               12,669
Goodwill/Non-Compete                                   (14,513)                   -             (36,539)                   -
Non-Recurring Legal Expenses                          (223,880)             (60,921)           (356,314)            (224,612)
Gain/(Loss) from Sale of P&E                                 -                    -            (106,067)                   -
                                            -------------------     ----------------    ----------------     ----------------

     Income from continuing                           (307,001)             (31,922)           (689,872)             198,112
          operations before taxes
Provision for income taxes                                   -              (48,825)              1,896             (146,475)
                                            -------------------     ----------------    ----------------     ----------------

          NET INCOME                               $  (307,001)            $ 16,903         $  (691,768)         $   344,587
                                            ===================     ================    ================     ================


Net income (loss) per common share:

     Basic earnings per share                      $     (0.09)         $     0.002               (0.09)         $      0.05
     Diluted earnings per share                    $     (0.09)         $     0.002               (0.09)         $      0.05

Weighted average number of shares                    8,123,721            7,252,725           8,113,322            7,527,615

                              PUROFLOW INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


FOR THE NINE MONTHS ENDED OCTOBER 31                                           1999                         1998
                                                                         ------------------           -----------------
CASH AT BEGINNING OF PERIOD                                                      $ 828,809                   $ 361,523

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                            (691,768)                    344,587
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                             188,440                     254,187
         Provision for losses on accounts receivable                                 3,000                      (3,585)
         Write-off of obsolete equipment                                           106,067                           -
     Changes in operating assets and liabilities:
         Advances to Officers & Employees                                            2,907                      (1,282)
         Accounts receivable                                                       220,915                     149,138
         Other receivables                                                         375,763                           -
         Inventories                                                              (364,131)                    (95,083)
         Prepaid expenses and other current assets                                  63,104                     (65,725)
         Deferred tax benefit                                                       (3,600)                          -
         Deferred taxes                                                                  -                    (153,000)
         Other payable                                                            (445,650)                          -
         Accounts payable & accrued expenses                                      (421,933)                   (271,589)
                                                                         ------------------           -----------------
            Net cash used in operating activities                                 (966,886)                    157,648
                                                                         ------------------           -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                          (110,990)                   (138,290)
     Purchases received on notes receivable
                                                                         ------------------           -----------------
            Net cash provided by investing activities                             (110,990)                   (138,290)
                                                                         ------------------           -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of options                                              14,100                           -
     Current portion long term debt                                                (35,400)                          -
     Advance on credit line                                                        280,000                           -
     Principal new long term debt                                                     (823)                          -
     Addition to Long Term Debt                                                                                201,400
     Proceeds from Sale of Common Stock                                                                        705,000
     Notes Receivable from Stockholders                                                                       (558,000)
     Buy Back Treasury Stock at Cost                                                                           (32,919)
                                                                         ------------------           -----------------
            Net cash provided by financing activities                              257,877                     315,481
                                                                         ------------------           -----------------

NET  INCREASE (DECREASE) IN CASH                                                  (819,999)                    334,839

                                                                         ==================           =================
CASH AT END OF PERIOD                                                            $   8,810                   $ 696,362
                                                                         ==================           =================

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                       NOTES
                                                                                                    RECEIVABLE
                                                                                                       FROM
                                                COMMON         ADDITIONAL         ACCUMULATED        STOCKHOLDER
                                                 STOCK           PAID-IN          DEFICIT          AND TREASURY
                                               PAR VALUE         CAPITAL                               STOCK           TOTAL
                                            ---------------- ---------------- -----------------   ---------------  --------------
FOR THE NINE MONTHS ENDED OCTOBER 31, 1999

Balance at January 31, 1999                       $ 440,979      $ 5,667,327        $ (668,030)       $ (587,819)    $ 4,852,457

Principal Receivable                                      -                -                 -              (823)           (823)

Exercise options for 2,400 shares
        @ $.25 per share                                 24              576                 -                 -             600

Exercise options for 9,000 shares
        @ $.50 per share                                 90            4,410                 -                 -           4,500

Exercise options for 12,000 shares
        @ $.75 per share                                120            8,880                 -                 -           9,000

Net income                                                -                -          (691,768)                -        (691,768)
                                            ---------------- ---------------- -----------------   ---------------  --------------

Balance at October 31, 1999                       $ 441,213      $ 5,681,193       $(1,359,798)       $ (588,642)    $(4,173,966)
                                            ================ ================ =================   ===============  ==============

                             PUROFLOW INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)
            OCTOBER 31, 1999, JANUARY 31, 1999, AND OCTOBER 31, 1998

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended January 31, 1999 (The "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.

NOTE 2 - INVENTORIES

Inventories consist of the following:

                                             OCTOBER 31,       JANUARY 31,
                                                1999              1999
                                            ------------       -----------
     Raw materials and purchased parts        $1,174,455          $918,559
     Work in process                             264,397           307,444
     Finished goods and assemblies               488,218           336,936
                                            ------------       -----------
          Totals                              $1,927,070        $1,562,939
                                            ============       ===========

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

NOTE 4 - NET INCOME PER SHARE

Reconciliation of basic and diluted earnings per share:

                                                                     PER-SHARE
                                          INCOME     SHARES           AMOUNT
9 MONTHS ENDED OCTOBER 31, 1999

Basic earnings per share (loss)         $(691,768)  8,113,322        $  (.09)
                                                                     =========
EFFECT OF DILUTED SECURITIES

Stock options                                            -0-
                                        ----------  ---------
Diluted earnings per share              $(691,768)  8,113,322        $  (.09)
                                        ==========  =========        =========
9 MONTHS ENDED OCTOBER  31, 1998

Basic earnings per share                 $344,587   7,413,657        $   .05
                                                                     =========
EFFECT OF DILUTED SECURITIES

Stock options                                          98,033
                                        ----------  ---------
Diluted earnings per share               $344,587   7,511,690        $   .05
                                        ==========  =========        =========

Basic earnings, per share is based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive.

EARNINGS PER SHARE

In the first quarter of the year ended January 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS
128), which supersedes Accounting Principles Board Opinion No. 15. Under FAS 128, earnings, per common share, is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. Prior period amounts have been restated, where appropriate to conform to the requirements of FAS 128.

NOTE 5- LINE OF CREDIT

The Company has a $1,000,000 revolving credit line maturing on June 5, 2000. This credit line bears interest at the rate of prime plus 0.25% per annum, and is secured primarily by the Company's accounts receivable and inventories. The terms of this loan agreement contains certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth. There is no outstanding balance under this line on January 31, 1999 and an open balance of $280,000 as of October 31, 1999.

NOTE 6 - INCOME TAXES

Income tax benefits recognized represents the benefit of income tax loss carryforwards.

NOTE 7 - YEAR 2000 READINESS

The Company has taken all practical steps to insure that its' computer hardware and software will be unaffected by any Y2K issues. Pursuant to representation made by Dataworks Corp. On our system software and Santa Monica Systems of Santa Monica, California on the hardware we are in Y2K compliance. All other applications fall under Microsoft NT software and are stated to be in Y2K compliant. The Company has also been engaged in communications with its vendors, service providers and customers to determine the extent to which the Company would be vulnerable to third party's failure to address its own Y2K issues.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 1999, the Company had cash of $ 8,810, compared to $828,809 on January 31, 1999. It had a current ratio of 3.29 to 1 at October 31, 1999, compared to 2.87 to 1 on January 31, 1999.

OPERATING ACTIVITIES

Cash flow from Operations for the nine months ended October 31, 1999 was reduced by $966,886 compared to an increase of $157,648 for the nine months ended October 31, 1998. The reduction in cash available resulted from the acquisition of QCCC and the operating loss for the period.

INVESTING ACTIVITIES

The Company invested $110,000 in new capital equipment in the current quarter predominantly for test equipment used in developing FAA/PMA filters, and computer upgrades to support engineering CAD/CAM systems.

FINANCING ACTIVITIES

The Company has a revolving credit line of $1,000,000, which bears interest at the rate of prime plus 0.25% per annum, secured by the Company's accounts receivable and inventory of which $280,000 is outstanding at October 31,1999. The Company is in compliance with all covenants under its loan agreement with the Bank. The Company obtained a loan of $236,000 in 1998 to pay non-recurring judgment against it as well as purchase a necessary blueprint copier, now reduced to $151,200.

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

RESULTS OF OPERATIONS FOR QUARTER ENDED OCTOBER 31, 1999

REVENUES

Sales were $1,768,123 for the three months ended October 31,1999 compared to $1,908,249 in 1998, a 7.3% decrease of $140,126. Sales of airbag filters decreased $480,251 for the comparable period due to the slow ramp-up of the new model non-azide airbag and a decrease in shipments for technical aftermarket filters. This was partially offset by our own new QCCC operation revenue of $177,269 and shipments of $157,442 for our international sales.

GROSS PROFIT

Gross profit as a percentage of sales was 26.6% in October 1999, compared to 28.1% in October 1998, representing a decrease of 1.5% as result of product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

The increase in selling, general and administrative expenses for the three months ended October 31, 1999 and for the nine months ended October 31, 1999 was $33,432, and $212,877 respectively, 1) Due to the addition of personnel to staff our new international division as well as increased sales commission.
2) The Company has also written off $45,000 receivables of Breed Technologies who have entered under court protection.

OPERATING INCOME

Operating loss was $71,784 in October 1999 compared to operating income of $28,004 in October 1998, a decrease of $99,788 due to the lower margins on airbag filters as a result of the slow ramp-up of the new model non-azide airbag filter for the driver and side impact filter and substantial decrease in sales volume, product mix and the above mentioned $45,000 write off of receivables.

INTEREST CHARGES

Interest on the bank loan was $5,635 as of October 31,1999, and $5,451 at October 31, 1998.


PART ll -      OTHER INFORMATION

ITEM 1.        PENDING LEGAL PROCEEDINGS

The Company previously reported in its Form 10QSB filing for period ending July 31,1999, the commencement of a lawsuit by Steel Partners II L.P. against the Company and it's four directors on May 3, 1999 in U.S. District Court for the District of Delaware seeking to rescind or enjoin the private placement of 940,000 shares of common stock purchased by the directors, officers and employees of the company. The company retained counsel in Delaware to contest the action. The Company also retained counsel in the State of California to commence an action in the Supreme Court of the State of California, County of Los Angeles, seeking compensation and punitive damages, and injunctive relief.

In September 1999 the Company and Steel Partners II, L. P. jointly announced that the Company and it's Board of Directors entered into a settlement agreement with Steel Partners and its affiliates under which Steel Partners agreed to terminate its pending proxy contest in exchange for board representation.

Pursuant to the settlement agreement, which will expire by its terms after the 2000 annual meeting of stockholders, and the Company's by-laws, the Company did expand its current Board to seven members and appointed three representatives from Steel Partners to the Board to fill the three vacancies. At the annual meeting of stockholders held Thursday, October 21, the size of the Board was reduced to five, with the Company nominating three representatives and Steel Partners nominating two representatives.

The Company and Steel Partners also agreed to vote its shares of Puroflow common stock in favor of the new five-person slate of nominees presented at the 1999 annual meeting. The Company also agreed to promptly amend its shareholders rights plan to increase the beneficial ownership threshold at which the rights plan is triggered from 17.5% to 20%. Also as part of the settlement agreement, both the Company and Steel Partners agreed to dismiss their respective lawsuits in California and Delaware.

The Company is not party, nor are its properties subject to any material pending proceeding other than ordinary routing litigation incidental to the Company's business and the matters described above.

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

               On June 14,1999 Registrant reported the extension of the loan agreement with Pacific Century Bank.

               On August 17,1999 Registrant reported the filing of Form 8K revising the text of a Form 8A for typographical errors.

               On September 16, 1999 Registrant reported the filing of Form 8K representing the settlement agreement with Steel Partners.

                                   SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.




                                 PUROFLOW INCORPORATED



December 10, 1999               /s/  Michael H. Figoff
                                ---------------------------------------
                                     Michael H. Figoff
                                     President/Chief Executive Officer