Form 10KSB40
period 2000-01-31
PUROFLOW INC
filed 2000-04-28
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

               ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                                       OR
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                   FOR THE TRANSITION PERIOD FROM       TO


                           Commission File No. 0-5622

                              PUROFLOW INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                   13-1947195
----------------------------------            -------------------------
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)               Identification No.)


16559 SATICOY STREET,  VAN NUYS,  CALIFORNIA          91406
--------------------------------------------    -----------------
 (Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code: (818) 756-1388

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $3,514,563 as of March 31, 2000, based upon the closing price on the NASDAQ Electronic Bulletin Board System reported for such date. Shares of Common Stock held by each Officer and Director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. The determination of an affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 31, 2000: 8,130,121

The Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 29, 2000 is hereby incorporated by reference into Part III of this Form 10-KSB.

                       PUROFLOW INCORPORATED
                   1999 FORM 10-KSB ANNUAL REPORT
                         TABLE OF CONTENTS

                                                                                                          PAGE
                                     PART I
ITEM 1.    Business.........................................................................................1

ITEM 2.    Properties.......................................................................................4

ITEM 3.    Legal Proceedings................................................................................4

ITEM 4.    Submission of Matters to Vote of Security Holders................................................4

                                   PART II

ITEM 5.    Market for Registrant's Common Equity and Related Shareholder Matters............................5

ITEM 6.    Selected Consolidated Financial Data.............................................................6

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............7

ITEM 8.    Financial Statements and Supplementary Data......................................................9

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............9

ITEM 10.   Recently Issued Accounting Standards.............................................................9

                                  PART III

ITEM 11.   Directors and Executive Officers of the Registrant...............................................9

ITEM 12.   Executive Compensation...........................................................................9

ITEM 13.   Security Ownership of Certain Beneficial Owners and Management...................................9

ITEM 14.   Certain Relationships and Related Transactions...................................................9

                                  PART IV

ITEM 15.   Financial Statements, Schedules, Exhibits and Reports on Form 8-K...............................10

           Signatures......................................................................................11


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

The Company produces automotive airbag filters, which are an integral part of airbag inflator assemblies. The primary functions of the airbag filters are to cool and control the expansion of the hot gas into the inflating bag and to prevent hot particles of combustion from entering the expanding bag. The Company's filters are typically comprised of a unique blend of woven wire, expanded metals, random metallic fiber, fiberglass, and/or refractory materials in various combinations. To economically assemble these airbag filters, the Company designs, manufactures, and operates its own high-precision machines. These machines require minimal time for tooling changes between production runs of different filter types. These methods permit greater flexibility and lower unit costs without compromising the high reliability which is essential for automotive airbag filters.

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

GOVERNMENT CONTRACTS

The United States government is consistently within the Company's top ten dollar volume customers. Substantial sales of other high performance filters are made to companies that are themselves prime contractors of the United States government. Sales to the United States government accounted for approximately 10.6% and 15.7%, respectively, of net sales for fiscal 2000 and 1999. While separate figures are not maintained, the Company believes that when added to sales with the United States governments prime contractors, government sales accounted for approximately 19.9% of the Company's net sales during these periods.

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

RESEARCH AND DEVELOPMENT

In fiscal 2000 and fiscal 1999, the Company incurred research and development expenditures of approximately $177,000 and $240,000, respectively. The Company charges research and development expenditures to Operations as a production expense as such expenditures occur. The Company intends to expand research and development activities in its core businesses, specialty filtration products and Federal Aviation Administration Parts Manufacturer Approval for the commercial aerospace products group.

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

MAJOR CUSTOMERS

Sales to three customers represented approximately 44.1% of net sales during fiscal year 2000. Sales to four customers represented 58.3% of net sales during fiscal year 1999. Three customers represented 37% of net sales during fiscal year 1998.The loss of any of these customers would have a material adverse effect on the automotive airbag filter or the high performance filter segments of the Company's business. During fiscal 2000, no other customer accounted for more than 10% of net sales, except the Department of Defense, which accounted for 15.7% of the total sales.

BACKLOG

As of February 28, 2000 and February 28, 1999, the Company had a backlog of approximately $8,017,000 and $5,820,000, respectively. Approximately $4,500,000 of the Company's backlog at February 28, 2000 is scheduled to be shipped in the current fiscal year. The backlog figures include firm purchase orders and, with respect to airbag filters, six-month planning requirements prepared by the Company's customers. As is generally the case in the automotive industry, the Company's airbag filter customers provide the Company, on a monthly basis, with firm commitment purchase orders for the upcoming three months and their best estimate, for planning purposes, of their requirements for the following six-month period. These rolling nine-month statements of firm commitment purchase orders and planning requirements are revised and updated each month.

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

REGULATION

Demand for the Company's airbag filters was initially affected by federal regulations requiring installation of airbags in passenger cars, light trucks, and vans by model years 1999 and 2000, respectively, and which in the meantime require installation of airbags or other passive frontal crash protective systems. Consumer demand is now the leading force in the growth of this product segment. Demand for the Company's commercial aerospace products group is covered by the Federal Aviation Administration Regulations for National and International Operations. While the Company believes that the trends in automotive safety is toward increased regulation and are beneficial to the Company, a decline in enforcement or compliance expenditures, a change in the regulations, or an emerging technology that would deem airbags as obsolete, could have a significant adverse effect on the demand for the products offered by the Company.

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

EMPLOYEES

At February 1, 2000, the Company had 67 full-time employees. No employees are represented by a collective bargaining unit. Management considers its relationship with its employees to be excellent.

INSURANCE

The Company maintains general liability, automobile, aircraft products, product liability, workers' compensation, and employer's liability insurance coverage. The Company is engaged in various businesses which could expose it to claims for injury resulting from the failure of products sold by it. During the last decade, the Company has had only one claim for injury filed as a result of an Ultra Dynamics product installation wherein the distributor failed to service the installation, and the Company was joined in the action which was successfully defended by the Company. The Company has product liability insurance covering in such amounts and against such risk as management believes advisable, in light of the Company's business and the terms and cost of such insurance. There is no assurance that claims will not arise in the future in excess of such insurance or that the Company will maintain the same level of insurance coverage.

ITEM 2.    PROPERTIES

The following table sets forth information as to the location and general character of the facility of the Registrant:


    LOCATION                      PRINCIPAL USE                    APPROXIMATE SQ. FT.      LEASE EXP. DATE
---------------------     -----------------------------------      -------------------     ------------------
16559 Saticoy Street      Headquarters and manufacturing                 50,000             December 31,2002
Van Nuys, CA 91406        facility for airbag components,
                          government and aerospace filtration.

6118 Ferguson Drive       Administration and production                  10,000             January 31, 2004
Commerce, CA 90040        facility for Quality Controlled
                          Cleaning Corporation.

The Company's current Saticoy sub-lease from Kaiser Aerospace & Electronics Corporation includes the use of gas, electric, water, telephone service, real estate taxes and parking at an annual rental of $291,000. The Company exercised its option to extend the lease for 29 months until December 31, 2002, at an annual rental of $384,000, inclusive of the above services.

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

                                                      HIGH BID           LOW BID
                                                      --------           -------
Fiscal Year Ended January 31, 1999
       1st Quarter..............................        .875              .625
       2nd Quarter .............................        .812              .700
       3rd Quarter..............................        .821              .562
       4th Quarter..............................        .812              .720

Fiscal Year Ended January 31, 2000
       1st Quarter..............................        1.03               .80
       2nd Quarter .............................        .936              .713
       3rd Quarter..............................        .945              .736
       4th Quarter..............................        .625               .56

Fiscal Year Ended January 31, 2000
       Two Months Ending March 31, 2000.........         .69               .69


(1) The Common Stock of the Company was delisted by NASDAQ on June 9, 1995 as a result of the Company not meeting the minimum capital requirement. Trading in the Common Stock resumed on November 17, 1995, with a listing on the Bulletin Board System.

On March 31, 2000, the closing bid price for the Company's Common Stock on the Bulletin Board System was $.69 per share. As of March 31, 2000, the Company had approximately 253 stockholders of record.

As a result of its current financial condition and prior operating loss, the Company will not be in a position to pay cash dividends in the foreseeable future.

ITEM 6.    SELECTED FINANCIAL DATA

                                                                             YEAR ENDED JANUARY 31,
                                                                                (in thousands)
                                                        ------------------------------------------------------------
                                                          1996         1997         1998         1999         2000
                                                        -------       -------      -------     -------      -------
STATEMENT OF OPERATIONS DATA (1):
Net Sales                                               $8,816        $8,458       $8,597       $8,018       $7,437
Cost of goods sold                                       5,957         5,888        6,161        5,834        5,546
                                                        -------       -------      -------     -------      -------
Gross profit                                             2,859         2,570        2,436        2,184        1,891
Selling, general & administrative expense                1,443         1,446        1,497        1,833        2,211
                                                        -------       -------      -------     -------      -------
Operating income (loss)                                  1,416         1,124          939          351         (320)
Other income (expense)                                    (282)          (61)          17            6           10
Non-recurring expenses (2)                                (253)         (394)        (656)         (93)        (462)
                                                        -------       -------      -------     -------      -------
Income (loss) from continuing operations
  before income taxes                                      881           669          300          264         (772)
Provision (benefit) for income taxes                         6             6          192          465          (76)
                                                        -------       -------      -------     -------      -------
Income (loss) from continuing operations                   875           663          492          729         (848)
Income (loss) from discontinued operations                  23            -0-          -0-          -0-          -0-
                                                        -------       -------      -------     -------      -------
Net income (loss)                                         $898          $663         $492         $729       $ (848)
Net income (loss) per common share:
  From continuing operations                             $0.19         $0.11        $0.07        $0.10      $ (0.10)
  From discontinued operations                              -0-           -0-          -0-          -0-          -0-
                                                        -------       -------      -------     -------      -------
                                                         $0.19         $0.11        $0.07        $0.10      $ (0.10)
                                                        =======       =======      =======     =======      =======
Weighted average number of shares (diluted)              4,632         6,107        7,248        7,598        8,119


                                                        ------------------------------------------------------------
                                                          1996         1997         1998         1999         2000
                                                        -------       -------      -------     -------      -------
BALANCE SHEET DATA:
Working Capital                                         $  (13)       $2,518        $2,710      $2,792      $2,193
Total Assets                                             3,962         4,094         5,046       6,479       5,463
Long-Term Debt                                              -0-           -0-           -0-        139          92
Stockholders' Equity                                     1,083         3,489         3,981       4,852       4,020


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

(2) Non-recurring expenses are comprised of a one-time fee of $89,834 charged by the Bank during August 1996, and the monthly administrative fees charged by the Receiver during the receivership period. The Receivership Estate began on May 1, 1995 and ended on August 22, 1996. The years ended January 31, 1998, 1999 and 2000 represents litigation settlements and related litigation fees.

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

The Company's principal products consist of automotive airbag filters and high performance filters. Net sales for each of these product lines for the fiscal years ended January 31, 1999 and 2000 are as follows:


                                                                YEAR ENDED JANUARY 31,
                                                                    (in thousands)
                                                           ------------------------------
                                                             1999                   2000
                                                           -------                -------
    Net Sales:
             Airbag Filters                                $ 2,734                $ 1,719
             High Performance Filters                        5,255                  4,450
             Precision Cleaning & Repair                         0                    854
             International Division                             29                    415
                                                           -------                -------
      TOTAL                                                $ 8,018                $ 7,438
                                                           =======                =======

RESULTS OF OPERATIONS

The following table reflects the percentage relationship to net sales of certain items included in the Company's Statement of Operations for each of the two years in the period ended January 31,


                                                               YEAR ENDED JANUARY 31,
                                                                    (in thousands)
                                                           -------------------------------
                                                             1999                   2000
                                                           -------                --------
    Net Sales:                                              100.0%                  100.0%
                                                           -------                --------
    Cost and expenses:
             Cost of goods sold                              72.8                    74.6
             Selling, general and administrative             23.0                    29.7
             Other (income) expense                           (.3)                    (.4)
             Non-recurring expenses                            -0-                    1.4
             Memtec litigation                                1.2                      -0-
             Proxy Litigation                                  -0-                    4.7
             Interest expense                                  -0-                     .3
                                                           -------                -------
             Income (loss) from continuing operations          3.3                  (10.3)
              before income taxes
             Provision (benefit) for income taxes             (5.8)                   1.0
             Income (loss) from discontinued operations         -0-                    -0-
                                                           -------                -------
             Net Income (loss)                                 9.1%                 (11.3)%
                                                           =======                =======


COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 2000 AND 1999

Net sales decreased 7.2% in fiscal 2000 compared to fiscal 1999, due to a decrease in airbag sales of 37% and a decrease in government sales of 33% offset by an increase in precision cleaning and repair of 76.3% and increase in international sales of 14.4%. Sales efforts are being made during fiscal year 2001 to concentrate on the PMA program and international sales.

Gross profit as a percentage of net sales was 25.4% in fiscal 2000 compared to 27.2% in fiscal 1999. The modest reduction is attributable to the product mix and reduction in sales volume.

Selling, general and administrative expense increased to $2,211,273 in fiscal 2000 compared to $1,832,768 in fiscal 1999. The increase is attributable to a major increase in sales and promotional cost for the penetration of the International sales effort.

Interest expense of $23,213 in the current year was offset by interest income of $32,760.

Litigation costs for Memtec was finally concluded at $93,013 in fiscal 1999 compared to $102,210 in fiscal 1998 after giving effect to the Court awarded damages of $557,390.

Non-recurring expenses of $356,314 incurred in fiscal 2000 mainly due to litigation and proxy costs relating to Steel Partners II.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its operations from the placement of bank financing, sale of Common Stock and, in profitable years, income from operations. In fiscal 2000, cash provided by bank financing was $500,000.

The Company's working capital was $2,193,367 and $2,792,608 as of January 31, 2000 and 1999, respectively. The current ratio is 2.6 at January 31, 2000 compared to 2.9 at January 31, 1999.

Cash used in investing activities was used to purchase plant equipment of $127,982 and the additional acquisition of "QCCC", the wholly owned subsidiary.

The Company maintains a revolving credit line of $1,000,000 with an interest rate of .25% of 1% above prime. The Company obtained a loan of $236,000 to pay a non-recurring judgment. The terms of these loan agreements contain certain restrictive covenants, including maintenance of: (I) aggregate net worth (plus subordinated debt, less any intangible assets and less any amount due from shareholders, officers and affiliates of the Company) of not less than $4,250,000; (II) a ratio of current and non-current liabilities (less subordinated debt) to net worth of not more than 0.50 to 1.00; (III) working capital of not less than $2,000,000; and (IV) debt service coverage ratio of not less than 1.75 to 1.00. The Company was not in compliance with certain covenants. The Company has obtained waivers from the bank for such non-compliance.


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

               Independent Auditors' Reports.

               Consolidated Balance Sheets at January 31, 2000 and 1999.

               Consolidated Statements of Operations for each of the two years in the period ended January 31, 2000.

               Consolidated Statements of Stockholders' Equity for each of the two years in the period ended January 31, 2000.

               Consolidated Statements of Cash Flows for each of the two years in the period ended January 31, 2000.

               Notes to Consolidated Financial Statements.


    (a) (2)    EXHIBITS

               Exhibits, including management contracts, compensatory plans and arrangements required to be filed as part of this report, are listed in the Exhibit Index which follows the financial statements and financial statement schedules.


    (b)        REPORTS ON FORM 8-K

               On June 3, 1999 registrant reports extension of the loan agreement with Pacific Century Bank.

               On August 17, 1999 registrant reports the filing on form 8K to cover a typographical error in form 8-A registrant statement filed June 2, 1999 covering the shareholder right plan.

               On September 17, 1999 the registrant reports filed a settlement with Steel Partners.

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



                              PUROFLOW INCORPORATED




                      By:               /s/ Michael H. Figoff                                               April 25, 2000
                           ---------------------------------------------------------------
                           Michael H. Figoff
                           President/Chief Executive Officer
                           Director



Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



                      By:               /s/ Michael H, Figoff                                               April 25, 2000
                           ---------------------------------------------------------------
                           Michael H. Figoff
                           President/Chief Executive Officer
                           Director



                      By:               /s/ Robert A. Smith                                                 April 25, 2000
                           ---------------------------------------------------------------
                           Robert A. Smith
                           Vice Chairman of the Board


                      By:               /s/ Dr. Tracy K. Pugmire                                            April 25, 2000
                           ---------------------------------------------------------------
                           Dr. Tracy K. Pugmire
                           Director


                      By:               /s/ Warren Lichtenstein                                             April 25, 2000
                           ---------------------------------------------------------------
                           Warren Litchtenstein
                           Director


                      By:               /s/ Robert Frankfurt                                                April 25, 2000
                           ---------------------------------------------------------------
                           Robert Frankfurt
                           Director


                          INDEPENDENT AUDITORS' REPORT


   To the Stockholders of
   Puroflow Incorporated


   We have audited the accompanying consolidated balance sheets of Puroflow Incorporated (a Delaware corporation), and subsidiaries as of January 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puroflow Incorporated and Subsidiaries as of January 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

   /s/ Rose, Snyder & Jacobs

   Rose, Snyder & Jacobs
   A Corporation of Certified Public Accountants

   Encino,  California

   March 15, 2000

                         PUROFLOW INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                               JANUARY 31, 2000 AND 1999


                                                                                          2000                      1999
                                                                                      ------------              ------------
CURRENT ASSETS:
  Cash, Note 8                                                                        $    56,829               $   828,809
  Accounts Receivable, Net of allowance for doubtful accounts of $25,000
    (January 31, 2000) and $22,000 (January 31, 1999),  Note 2                          1,589,322                 1,373,254
  Accounts receivable, other                                                                   -0-                  375,763
  Advances to officers and employees                                                        4,100                     2,907
  Deferred tax benefit, current                                                            45,347                    45,347
  Inventories, Note 2                                                                   1,741,088                 1,562,939
  Prepaid expenses and deposits                                                           107,464                    91,677
                                                                                      ------------              ------------
        TOTAL CURRENT ASSETS                                                            3,544,150                 4,280,696
                                                                                      ------------              ------------
PROPERTY AND EQUIPMENT - NOTE 2
  Leasehold improvements                                                                   59,229                    55,954
  Machinery and equipment                                                               3,583,124                 3,808,188
  Automobile                                                                                   -0-                    1,679
  Tooling and dies                                                                        350,932                   327,411
                                                                                      ------------              ------------
                                                                                        3,993,285                 4,193,232
  Less accumulated depreciation
    and amortization                                                                    3,145,251                 3,082,386
                                                                                      ------------              ------------
NET PROPERTY AND EQUIPMENT                                                                848,034                 1,110,846
                                                                                      ------------              ------------
DEFERRED TAX BENEFIT, NOTE 5                                                              678,980                   747,980
OTHER ASSETS, NOTE 12                                                                     392,227                   340,423

TOTAL ASSETS                                                                          $ 5,463,391               $ 6,479,945
                                                                                      ============              ============
CURRENT LIABILITIES:
  Line of credit, Note 2                                                              $   500,000                        -0-
  Notes payable, current, Note 3                                                           97,200                    97,200
  Accounts payable                                                                        428,554                   465,678
  Accrued expenses                                                                        325,029                   477,335
  Payable for acquired company, Note 12                                                        -0-                  447,875
                                                                                      ------------              ------------
TOTAL CURRENT LIABILITIES                                                               1,350,783                 1,488,088
                                                                                      ------------              ------------
LONG TERM DEBT, NOTE 3                                                                     92,200                   139,400

COMMITMENTS AND CONTINGENCIES,  NOTE 6

STOCKHOLDERS' EQUITY, NOTES 4 AND 9
  Preferred stock, par value $.10 per share
    Authorized - 500,000 shares. Issued - None
  Common stock, par value $.01 per share
    Authorized - 12,000,000 shares.
    Outstanding 8,130,121 shares at January 31, 2000
      and 8,100,321 shares at January 31, 1999                                            441,277                   440,979
    Additional paid-in capital                                                          5,682,729                 5,667,327
    Accumulated deficit                                                                (1,516,407)                 (668,030)
    Less:
      Notes receivable from stockholders                                                 (554,272)                 (554,900)
      Treasury stock at cost                                                              (32,919)                  (32,919)
                                                                                      ------------              ------------
TOTAL STOCKHOLDERS' EQUITY                                                              4,020,408                 4,852,457
                                                                                      ------------              ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $ 5,463,391               $ 6,479,945
                                                                                      ============              ============


             See independent auditors' report and notes to financial statements.

                         PUROFLOW INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          YEARS ENDED JANUARY 31, 2000 AND 1999



YEARS ENDED JANUARY 31,                                                              2000                      1999
                                                                                 ----------                ----------
Net sales                                                                        $7,437,328                $8,018,395
Cost of goods sold                                                                5,545,902                 5,834,824
                                                                                 ----------                ----------

Gross profit                                                                      1,891,426                 2,183,571

Selling, general and administrative expenses                                      2,211,273                 1,832,768
                                                                                 ----------                ----------
Operating income (loss)                                                            (319,847)                  350,803

Other income (expense)
Other  income                                                                        32,760                    23,991
Interest expense                                                                    (23,213)                  (17,339)
Loss on disposal of fixed assets                                                   (106,067)                       -0-
Memtec litigation, net, Note 6                                                           -0-                  (93,013)
Non-recurring expense                                                              (356,314)                       -0-
                                                                                 ----------                ----------
Income (loss) before tax                                                           (772,681)                  264,442

Income tax (benefit) expense, Note 5                                                 75,696                  (464,807)
                                                                                 ----------                ----------

Net income (loss)                                                                $ (848,377)                $ 729,249
                                                                                 ==========                ==========

Basic earnings (loss) per share, Note 10                                         $    (0.10)                $    0.10
                                                                                 ==========                ==========
Diluted earnings (loss) per share, Note 10                                       $    (0.10)                $    0.10
                                                                                 ==========                ==========
Weighted average number of shares, basic                                          8,118,738                 7,494,021
                                                                                 ==========                ==========
Weighted average number of shares, diluted                                        8,118,738                 7,597,863
                                                                                 ==========                ==========


             See independent auditors' report and notes to financial statements.

                         PUROFLOW INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          YEARS ENDED JANUARY 31, 2000 AND 1999


                                                                                                         NOTES
                                                                                                       RECEIVABLE
                                                                                                          FROM
                                                     COMMON       ADDITIONAL         ACCUMULATED      STOCKHOLDERS
                                                     STOCK         PAID-IN             DEFICIT        AND TREASURY         TOTAL
                                                   PAR VALUE       CAPITAL              TOTAL            STOCK
                                                 -------------  -------------       -------------    -------------     -------------

Balance at January 31, 1998                       $   430,579    $ 4,947,727         $(1,397,279)     $       -0-       $ 3,981,027


Issue 940,000 shares of common stock
  at $.75 per share                                     9,400        695,600                             (554,900)          150,100


Purchase of  48,500 shares of Treasury Stock                                                              (32,919)          (32,919)

Exercise of stock options for 100,000 shares
  at $.25 per share                                     1,000         24,000                                                 25,000


Net income                                                                               729,249                            729,249
                                                 -------------  -------------       -------------    -------------     -------------

Balance at January 31, 1999                       $   440,979    $ 5,667,327         $  (668,030)     $  (587,819)      $ 4,852,457

Payment of note receivable                                                                                    628               628

Exercise of Stock Options for 9,000 shares at
$0.50 per share                                            90          4,410                                                  4,500

Exercise of Stock Options for 12,000 shares at
$0.75 per share                                           120          8,880                                                  9,000

Exercise of Stock Options for 8,800 shares at
$0.25 per share                                            88          2,112                                                  2,200

Net Loss                                                                                (848,377)                          (848,377)

                                                 -------------  -------------       -------------    -------------     -------------
Balance at January 31, 2000                       $   441,277    $ 5,682,729         $(1,516,407)     $  (587,191)      $ 4,020,408
                                                 =============  =============       =============    =============     =============

             See independent auditors' report and notes to financial statements.

                         PUROFLOW INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED JANUARY 31, 2000 AND 1999

FOR THE YEARS ENDED JANUARY 31,                                                       2000                     1999
                                                                                 ------------              ------------
CASH AT BEGINNING OF PERIOD                                                      $    828,809              $    361,523

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                                  (848,377)                  729,249
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
    Depreciation and amortization                                                     341,173                   332,294
    Provision for losses on accounts receivable                                        89,225                    15,713
    Loss on diposal of fixed assets                                                   106,067                        -0-
    Gain on note payable (Memtec)                                                          -0-                 (168,034)
  Changes in operating assets and liabilities:
    Advances to officers & employees                                                   (1,193)                     (632)
    Accounts receivable                                                              (305,293)                  326,967
    Other receivable                                                                  375,763                  (375,763)
    Inventories                                                                      (178,149)                   30,968
    Prepaid expenses and other current assets                                             963                       530
    Deferred taxes                                                                     69,000                  (489,327)
    Accounts payable and accrued expenses                                            (189,430)                   20,770
    Payable for acquired company                                                     (447,875)                  445,650
                                                                                 ------------              ------------
      Net cash provided (used) by operating activities                               (988,126)                  868,385
                                                                                 ------------              ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (127,982)                 (264,572)
  Business acquisition, net of cash acquired                                         (125,000)                 (515,308)
                                                                                 ------------              ------------
      Net cash used by investing activities                                          (252,982)                 (779,880)
                                                                                 ------------              ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Borrowings under notes payable                                   $    500,000                   286,000
  Principal payments on notes payable                                                 (47,200)                  (49,400)
  Proceeds from exercise of stock options                                              15,700                    25,000
  Proceeds from sale of common stock, net of loan to stockholders                         628                   150,100
  Purchase of Treasury Stock                                                               -0-                  (32,919)
                                                                                 ------------              ------------
      Net cash provided by financing activities                                       469,128                   378,781
                                                                                 ------------              ------------

NET INCREASE (DECREASE) IN CASH                                                      (771,980)                  467,286
                                                                                 ------------              ------------
CASH AT END OF PERIOD                                                            $     56,829              $    828,809
                                                                                 ============              ============

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

INVENTORIES

Inventories are stated at the lower of cost of market on a first-in, first-out basis, and consist of the following items:

                                                                          JANUARY 31,                 JANUARY 31,
                                                                             2000                        1999
                                                                       ----------------            ----------------
               Raw materials and purchased parts                       $     1,038,359             $       918,559
               Work in progress                                                267,968                     307,444
               Finished goods                                                  434,761                     336,936
                                                                       ----------------            ----------------
               Total                                                   $     1,741,088             $     1,562,939
                                                                       ================            ================

PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment is computed using the straight line method based upon the estimated useful lives of the assets, except for leasehold improvements which are amortized over the shorter of the life of the lease or the improvements. The estimated useful lives are as follows:

                                Classification                                 Life
                         ---------------------------                      -------------
                           Machinery and equipment                          5-15 years
                           Tooling and dies                                   5 years
                           Leasehold improvements                             5 years

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

                       See independent auditors' note

RESEARCH AND DEVELOPMENT EXPENSES

Research and development expenditures are expensed as incurred and are approximately as follows for the years ended January 31,

                           2000                                 1999
                       -------------                       --------------
                         $177,000                             $240,000
                       =============                       ==============

NON-RECURRING EXPENSES

For the year ended January 31, 2000 Non-recurring expenses were comprised of legal and other expenses related to the proxy dispute which was settled in September 1999.

Pursuant to the settlement agreement, which will expire by its terms after the 2000 annual meeting of stockholders, and the Company's by-laws, the Company expanded its current Board to seven members and appointed three representatives from Steel Partners to the Board to fill the three vacancies. At the annual meeting of stockholders held Thursday, October 21, 1999 the size of the Board was reduced to five, with the Company nominating three representatives and Steel Partners nominating two representatives.

The Company and Steel Partners also agreed to vote their shares of Puroflow common stock in favor of the new five-person slate of nominees presented at the 1999 annual meeting. The Company also agreed to promptly amend its shareholders rights plan to increase the beneficial ownership threshold at which the rights plan is triggered from 17.5% to 20%. Also as part of the settlement agreement, both the Company and Steel Partners agreed to dismiss their respective lawsuits in California and Delaware.

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

INTANGIBLE ASSETS

Intangible assets include goodwill and non-compete agreement resulting from a business acquired (See Note 12). These assets are amortized over the estimated useful lives. Goodwill amortization is computed using straight line over 10 years and accumulated amortization totaled $39,779 at January 31, 2000. Non-compete agreement amortization is computed using straight line over 3 years and accumulated amortization totaled $16,667 at January 31, 2000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of certain of the Company's financial instruments, including accounts receivable and accounts payable, approximates fair value due to the relatively short maturity of such instruments. The Company's long term debt approximates fair value.

NOTE 2 - LINE OF CREDIT

The Company has a $1,000,000 revolving credit line maturing on June 5, 2000. This credit line bears interest at the rate of prime plus 0.25% per annum, and is secured primarily by the Company's accounts receivable and inventories. This loan agreement contains certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth. At January 31, 2000, the Company was not in compliance with certain covenants on the line of credit. The Company has obtained waivers from the bank for such noncompliance. The balance outstanding was $500,000 at January 31,2000.

                        See independent auditors' note

NOTE 3 - LONG-TERM DEBT

                                                                                     JANUARY 31,               JANUARY 31,
                                                                                         2000                      1999
                                                                                     ------------             -------------
Note payable to a bank bearing interest at prime plus
   1.5% payable in principal monthly payments of $3,933,                                $139,400                  $186,600
   maturing on April 2003.

Note payable bearing interest at 7%, principal and
   interest payable in March 2000.                                                        50,000                    50,000
                                                                                     ------------             -------------
                                                                                         189,400                   236,600

   Less current portion                                                                   97,200                    97,200
                                                                                     ------------             -------------
   Long-term debt                                                                        $92,200                  $139,400
                                                                                     ============             =============

Maturities of long-term debt is as follows:

                  2001                              97,200
                  2002                              47,200
                  2003                              45,000
                                           ---------------
                                           $       189,400
                                           ===============

Interest paid in cash totaled as follows for the years ended January 31,

                         2000                         1999
                      ---------                    ---------
                       $23,213                      $17,339
                      =========                    =========

                        See independent auditors' note
                                     F-8

NOTE 4 - STOCK OPTION PLANS

In the year ended January 31, 1996, the Company implemented stock option plans which provide for the granting of options to certain officers, key employees and Directors of the Company to purchase shares of its common stock within prescribed periods at prices that vary from $0.25 to $0.75. The weighted average fair value of options granted was $0.31 per option. Fair value was determined by estimating the future sale of the underlying stock and discounting the gain on the options based on a risk free rate of return adjusted for equity risk. Share activity under the Company's stock option plans is summarized below:

                                                                                         SHARES
                                                                                      -------------
              Held at January 31, 1998 (outstanding and unexercised)                     406,700
              Granted                                                                     35,000
              Exercised                                                                 (100,000)
              Canceled or expired                                                        (22,700)
                                                                                      -------------
              Held at January 31, 1999,  (outstanding and unexercised)                   319,000
              Granted                                                                          0
              Exercised                                                                  (29,800)
              Canceled or expired                                                        (74,600)
                                                                                      -------------
              Held at January 31, 2000 (outstanding and unexercised)                     214,600
                                                                                      =============
              Shares exercisable, January 31, 2000                                       178,200
                                                                                      =============
              Shares available for future grants, end of period                          155,300
                                                                                      =============
              Price range of options held, January 31, 2000                           $.025 - $.081
                                                                                      =============

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

                        See independent auditors' note
                                     F-9

NOTE 5 - INCOME TAXES

The following is a reconciliation of the tax provision, computed by applying the statutory federal income tax rates and the income tax provision per the financial statements for the years ended January 31,

                                                              2000                         1999
                                                        --------------                -------------
   Income tax provision at 34%                          $   (267,264)                  $   89,910
   Meals and entertainment                                     2,612                        3,026
   Officer's life insurance                                    2,301                        3,607
   Excess book (tax) depreciation and amortization            (9,146)                     (20,031)
   Change in allowance for doubtful accounts                   1,020                         (518)
   Write-off of obsolete inventory                            17,000                      (17,000)
   Other                                                      16,003                      (16,777)
   State taxes for prior year                                   (272)                      (2,059)
   Net operating loss carryforwards                          237,746                      (40,158)
                                                        --------------                -------------
   Current federal tax provision                                  -0-                          -0-

   Deferred Income Taxes                                      69,000                     (472,327)
   State franchise taxes                                       6,696                        7,520
                                                        --------------                -------------
        Provision for income tax                        $     75,696                   $ (464,807)
                                                        ==============                =============

During the years ended January 31, 2000 and 1999, the company paid cash income taxes of $1,896 and $10,520 respectively. Deferred tax benefits reflect the impact of loss carryforwards and temporary differences between the assets and liabilities recorded for financial reporting purposes and tax purposes. These differences are as follows:

                                                      2000                1999
                                                --------------        -------------
Allowance for doubtful accounts                 $     10,710          $    9,425
Allowance for inventory obsolescence                  21,420                  -0-
Vacation accrual                                      36,592              17,993
Inventory uniform capitalization                      48,482              17,939
Other                                                 (1,847)                 -0-
Less valuation allowance                             (70,000)                 -0-
                                                --------------        -------------
   Current                                      $     45,357          $   45,357
                                                ==============        =============
Tax loss carryforward                           $  1,105,410          $  906,242

Depreciation and amortization                       (129,544)           (123,262)
Other                                                 (7,886)                 -0-
Less valuation allowance                            (289,000)            (35,000)
                                                --------------        -------------
   Non current                                  $    678,980          $  747,980
                                                ==============        =============

Realization of the deferred benefit is contingent upon future taxable earnings. For the year ended January 31, 2000 the company increased its valuation allowance by $324,000 due to the company generating losses in the current fiscal year.

The Company estimates it has available net operating loss carryforwards of approximately $3,100,000 for federal income tax purposes and $336,000 for state income tax purposes at January 31, 2000. The Company's federal net operating loss carryforwards expire from 2008 to 2011, State net operating loss carryforwards

                          See independent auditors' note
                                      F-10
expire in 2005.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company is committed to minimum lease payments on two non-cancelable operating leases for its facilities which expire in December 2002 and January 2004, as follows:

                     Twelve Months Ending January 31,
                    -----------------------------------
                       2001              $  359,750
                       2002                 414,000
                       2003                 382,000
                       2004                  30,000
                                         ==========
                       TOTAL             $1,185,750
                                         ==========

Total rental expense under the facility lease (including expenses) is as follows for the years ending January 31,

                    2000                               1999
                ------------                      -------------
                  $347,270                          $305,000
                ============                      =============

LEGAL MATTERS

The Company concluded its final piece of outstanding litigation against Memtec America Corporation (Memtec). The Circuit Court of Baltimore County in a ruling entitled "MEMTEC AMERICA CORPORATION VS PUROFLOW INCORPORATED" ruled that Memtec had misappropriated trade secrets relating to Puroflow products and operations. The Court awarded $557,390 gross in damages to Puroflow and allowed the forgiveness of the $168,034 note payable. The Company has recognized amounts due from Memtec and all amounts owed to its counsel in the January 31, 1999 accounts. The Company is not party to any further legal matters.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company is using the legal expertise of a lawyer who was a director of the Company. Related legal expenses totaled $72,257 and $83,078 for the years ended January 31, 2000 and 1999, respectively.

NOTE 8 - CONCENTRATIONS

MAJOR CUSTOMER INFORMATION

Concentration of sales in the Company's four largest customers is as follows for the years ending January 31,

                                                                      2000                        1999
                                                               -----------------          ----------------
         Inflation Systems, Inc.                               $       1,583,520          $      1,856,582
         DFAS                                                            588,307                 1,084,554
         Norcross Air, Inc.                                            1,110,333                   888,038
         Breed Automotive Technologies                                   188,588                   844,627
                                                               -----------------          ----------------
                                                               $       3,470,748          $      4,673,801
                                                               =================          ================

                          See independent auditors' note
                                      F-11

CONCENTRATION OF CREDIT RISK

Concentration of receivables due from the Company's largest customers is as follows at January 31,

                                                                               2000                         1999
                                                                       -----------------             ----------------
                   Breed Automotive Technologies                       $               0             $        136,946

                   Inflation Systems, Inc.                                       165,234                      405,394

                   DFAS                                                          185,823                      102,818

                   Norcross Air, Inc.                                            123,074                       93,495
                                                                       -----------------             ----------------
                                                                       $         474,131             $        738,653
                                                                       =================             ================

Breed Automotive Technologies filed for bankruptcy in 1999, and is no longer a customer of the company. Inflation Systems, Inc. is a U.S. based major supplier to the automobile industry. Norcross Air, Inc. is a U.S. based distributor of spare parts to the airline industry, and DFAS is the U.S. Government. The Company grants trade credit to these customers on an unsecured basis.

MAJOR SUPPLIER

The Company is dependent on one supplier for the majority of its material needs for automotive airbag filter production.

CASH IN BANK

At January 31, 2000, the Company had cash in a bank in excess of federally red limits by $98,446

NOTE 9 - STOCKHOLDERS' EQUITY

On August 24, 1998, the Company issued an 8-K report stating that the Board of Directors has authorized the issuance of 1,000,000 shares of common stock for sale to directors, officers and employees. The Company sold 940,000 shares of this common stock and received proceeds of $705,000 divided between $147,000 in cash and $558,000 in notes receivable. The notes receivable bears 5% interest and is due on August 2001. During the 3-month period from August 1, 1998 through October 31, 1998, the Company purchased 48,500 shares of common stock for a total cost of $32,919 from the open market and is presently holding them as treasury stock.

NOTE 10 - EARNINGS PER SHARE

Reconciliation of basic and diluted earnings per share:

                                                                                               PER SHARE
                                                       INCOME                  SHARES            AMOUNT
  YEAR ENDED JANUARY 31, 2000
  Basic earnings(loss) per share                 $      (848,377)        $      8,118,738        $(0.10)
  EFFECT OF DILUTIVE SECURITIES
  Stock options                                                                         0             0
                                                 ---------------         ----------------        ------
  Diluted earnings (loss) per share              $      (848,377)        $      8,118,738        $(0.10)
                                                 ---------------         ----------------        ------

  YEAR ENDED JANUARY 31, 1999
  Basic earnings per share                       $       729,249         $      7,494,021        $ 0.10

  EFFECT OF DILUTIVE SECURITIES
  Stock options                                                                   103,842
                                                 ---------------         ----------------        ------
  Diluted earnings per share                     $       729,249         $      7,597,863        $ 0.10
                                                 ===============         ================        ======

                          See independent auditors' note
                                      F-12

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

The Company may also make discretionary contributions to the plan based upon participant compensation and net profits. During the years ended January 31, 2000 and January 31, 1999, the Company contributed $9,399 and $8,284 to the Plan respectively. The Company's maximum discretionary contribution is limited to 1/2 of 1% of the employee's compensation.

NOTE 12 - BUSINESS ACQUISITION

On January 31, 1999, the Company acquired Quality Controlled Cleaning Corporation ("QCCC") for $550,630 including all costs of the acquisition. QCCC is a precision cleaning and repair company located in Commerce, California. The Company's acquisition resulted in goodwill of approximately $274,000 and a non-compete agreement of $50,000. The goodwill amortizes over 10 years and the non-compete agreement over its term of 3 years.

In addition to the purchase price, the agreement included a contingent payment of 50% of net sales in excess of $500,000 up to a maximum of $800,000 in the year ending January 31, 2000,.The full amount of the contingency was realized and $150,000 was recorded as additional goodwill during the year ended January 31,2000.

NOTE 13 - SEGMENT REPORTING


   NET SALES                                                   2000                            1999
                                                        --------------                   ------------
            Aerospace                                   $    4,552,556                   $  5,255,275
            Puroflow International                             414,769                         28,991
            QCCC                                               751,219                             -0-
            Airbags                                          1,718,784                      2,734,129
                                                        --------------                   ------------
                                                        $    7,437,328                   $  8,018,395
                                                        --------------                   ------------

   OPERATING INCOME
            Aerospace                                   $     (266,921)                  $    482,059
            Puroflow International                             (25,587)                        (4,633)
            QCCC                                               184,688                             -0-
            Airbags                                           (212,027)                      (126,623)
                                                        --------------                   ------------
                                                        $     (319,847)                  $    350,803
                                                        --------------                   ------------

                             See independent auditors' note

                         PUROFLOW INCORPORATED


                           INDEX TO EXHIBITS

This Index is filed in response to Item 14(a) (3), and the following documents are filed as Exhibits in response to Item 14(c), as required by
Item 601 of Regulation S-K:


  Exhibit     Description
    No.
 ---------    -------------
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