Form 10QSB
period 2000-04-30
PUROFLOW INC
filed 2000-06-14
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED APRIL 30, 2000        COMMISSION FILE NUMBER 0-5622
-------------------------------------------------------------------------------



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


       Registrant's telephone number, including area code: (818) 756-1388

           Securities registered pursuant to Section 12(g) of the Act:


       Common Stock                              Shares outstanding
COMMON STOCK, $.01 PAR VALUE                         7,399,091
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

                              PUROFLOW INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                                                     APRIL 30,               JANUARY 31,
                                                                                       2000                     2000
------------------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS
     Cash                                                                          $   15,909                $   56,829
     Accounts receivable
     Net of allowance for doubtful accounts of
         $20,809 at April 30, 2000 and $25,000 at January 31, 2000                  1,784,048                 1,589,322
     Advances to Officers & Employees                                                   3,350                     4,100
     Deferred Tax benefit, current                                                     45,347                    45,347
     Inventories                                                                    1,635,534                 1,741,088
     Prepaid expenses and other current assets                                        113,130                   107,464
------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT ASSETS                                                       3,597,318                 3,544,150
------------------------------------------------------------------------------------------------------------------------

PROPERTY & EQUIPMENT
     Leasehold improvements                                                            61,253                    59,229
     Machinery and equipment                                                        3,610,846                 3,583,124
     Tooling and dies                                                                 358,122                   350,932
                                                                            --------------------------------------------
                                                                                    4,030,221                 3,993,285
     Less accumulated depreciation
         and amortization                                                           3,191,941                 3,145,251
------------------------------------------------------------------------------------------------------------------------

NET PROPERTY AND EQUIPMENT                                                            838,280                   848,034
------------------------------------------------------------------------------------------------------------------------
DEFERRED TAXES                                                                        678,980                   678,980
OTHER ASSETS                                                                          395,860                   392,227
------------------------------------------------------------------------------------------------------------------------
         TOTAL ASSETS                                                             $ 5,510,438               $ 5,463,391
========================================================================================================================


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of Credit                                                                   580,000                $  500,000
     Notes payable, current                                                        $   60,000                $   97,200
     Accounts payable                                                                 482,402                   428,554
     Accrued expenses                                                                 145,358                   325,029
------------------------------------------------------------------------------------------------------------------------
         TOTAL CURRENT LIABILITIES                                                  1,267,760                 1,350,783
------------------------------------------------------------------------------------------------------------------------

     Long-Term Debt                                                                    67,600                    92,200
------------------------------------------------------------------------------------------------------------------------
         TOTAL LIABILITIES                                                          1,335,360                 1,442,983
------------------------------------------------------------------------------------------------------------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share
         authorized - 500,000 shares
           issued none
     Common stock, par value $.01 per share
         authorized - 12,000,000 shares Outstanding 8,130,121 shares at January
         31, 2000 and 7,399,091 at April 30, 2000                                     433,967                   441,277
         Additional paid-in capital                                                 5,141,767                 5,682,729
         Accumulated deficit                                                       (1,361,737)               (1,516,407)
         Less:
         Notes receivable from stockholders                                            (6,000)                 (554,272)
         Treasury stock at cost                                                       (32,919)                  (32,919)

------------------------------------------------------------------------------------------------------------------------
         TOTAL STOCKHOLDERS' EQUITY                                                 4,175,078                 4,020,408
------------------------------------------------------------------------------------------------------------------------

         TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY                                                   $ 5,510,438               $ 5,463,391

========================================================================================================================



                             PUROFLOW, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATION
                                  (UNAUDITED)

                                                                    THREE MONTHS ENDED
                                                                         APRIL 30,
                                                                2000                   1999
---------------------------------------------------------------------------------------------------
Net revenue                                                     $ 2,070,232            $ 2,070,363
Cost of goods sold                                                1,406,703              1,498,836

---------------------------------------------------------------------------------------------------
      Gross profit                                                  663,529                571,527

Selling, general
      and administrative expense                                    479,490                534,162

---------------------------------------------------------------------------------------------------
      Operating income                                              184,039                 37,365

Interest expense                                                     13,953                  4,224
Amortization Expense                                                 13,116                 11,013
Other income                                                              -                 10,612
---------------------------------------------------------------------------------------------------

      Income before taxes                                           156,970                 32,740

Provision for income taxes                                            2,300                    600
---------------------------------------------------------------------------------------------------


         NET INCOME                                              $  154,670             $   32,140
---------------------------------------------------------------------------------------------------


===================================================================================================
NET INCOME PER COMMON SHARE
===================================================================================================

                                                         ===================     ==================
      Basic earnings per share                                    $   0.020              $   0.004
                                                         ===================     ==================
      Diluted earnings per share                                  $   0.020              $   0.004
                                                         ===================     ==================

                             PUROFLOW, INCORPORATED
                             STATEMENT OF CASH FLOWS
                                   (UNAUDITED)



FOR THE THREE MONTHS ENDED APRIL 30                                            2000            1999
------------------------------------------------------------------------------------------------------
CASH AT BEGINNING OF PERIOD                                                $   56,829      $  828,809

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                               154,670          32,139
     Adjustments to reconcile net income to net cash
         used by operating activities:                                                              -
         Depreciation and amortization                                         46,690          68,225
         Amortization of Goodwill/Non-Compete                                  13,117          11,013
         Provision for losses on accounts receivable                           (4,191)         (2,000)
     Changes in operating assets and liabilities:
         Advances to Officers & Employees                                         750           2,907
         Accounts receivable                                                 (190,535)       (184,753)
         Other Receivables                                                          -         375,763
         Inventories                                                          105,554        (199,790)
         Prepaid expenses and other current assets                            (22,416)         29,583
         Other Payable                                                              -        (445,650)
         Accounts payable & Accrued expenses                                 (125,823)       (385,500)
------------------------------------------------------------------------------------------------------
            Net cash used by operating activities                             (22,184)       (698,063)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                      (36,936)        (51,825)
------------------------------------------------------------------------------------------------------
            Net cash used by investing activities                             (36,936)        (51,825)
------------------------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Long-term debt                                                           (61,800)        (11,800)
     Advance on Credit Line                                                    80,000
     Notes Recevable from Stockholders                                              -             100
------------------------------------------------------------------------------------------------------
            Net cash provided / (used) by financing activities                 18,200         (11,700)
------------------------------------------------------------------------------------------------------

NET INCREASE / (DECREASE) IN CASH                                             (40,920)       (761,588)

======================================================================================================
CASH AT END OF PERIOD                                                      $   15,909       $  67,221
======================================================================================================
                                                                                    -

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                                           NOTES
                                                                                                        RECEIVABLE
                                                                                                           FROM
                                                        COMMON         ADDITIONAL       ACCUMULATED     STOCKHOLDER
                                                        STOCK           PAID-IN           DEFICIT       AND TREASURY
                                                      PAR VALUE         CAPITAL            TOTAL           STOCK          TOTAL
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999                          $  440,979      $ 5,667,327      $  (668,030)      $ (587,819)    $ 4,852,457

Payment of note receivable                                                                              $      628     $       628

Exercise of stock options for 9,000 shares
              at $.50 per share                      $       90      $     4,410                                       $     4,500

Exercise of stock options for 12,000 shares
              at $.75 per share                      $      120      $     8,880                                       $     9,000

Exercise of stock options for 8,800 shares
              at $.25 per share                      $       88      $     2,112                                       $     2,200

Net Loss                                                                              $  (848,377)                     $ (848,377)
                                                   --------------------------------------------------------------------------------

Balance at January 31, 2000                          $  441,277      $ 5,682,729      $(1,516,407)      $ (587,191)    $ 4,020,408


Adjustment to notes receivable                       $   (7,310)     $  (540,962)                       $  548,272     $        -


Net Income                                                                            $   154,670                      $   154,670

                                                   --------------------------------------------------------------------------------
Balance at April 30, 2000                            $  433,967      $ 5,141,767      $(1,361,737)      $  (38,919)    $ 4,175,078
                                                   ================================================================================

                              PUROFLOW INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                   (UNAUDITED)
              APRIL 30, 2000, JANUARY 31, 2000, AND APRIL 30, 1999


NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2000 (The "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.

The consolidated financials statements and notes thereto should be read in conjunction with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the year ended January 31, 2000


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                             APRIL 30,        JANUARY 31,
                                               1998              2000
                                        ----------------- ------------------

    Raw materials and purchased parts         1,114,805        1,038,359
    Work in process                             243,329          267,968
    Finished goods and assemblies               327,400          434,761
                                        ----------------- ------------------
        Totals                               $1,635,534       $1,741,088
                                        ================= ==================


NOTE 3 - STOCKHOLDERS EQUITY

On February 17, 2000 the Board announced a plan to retire 920,000 shares of its common stock, from shares issued August 24, 1998 in return for cancellation of notes received by the company from employees and board members. The company received and retired 731,030 shares of common stock.

NOTE 4 - NET INCOME PER SHARE

Reconciliation of basic and diluted earnings per share:


                                                                                                     ---------
                                                        -----------           ----------             PER-SHARE
                                                           INCOME               SHARES                 AMOUNT
                                                        -----------           ----------             ---------
3 MONTHS ENDED APRIL 30, 2000
-----------------------------

Basic earnings per share                                $   154,670            7,886,396               $ .02
                                                                                                     ---------

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                     90,339

Diluted earnings per share                              $   154,670            7,976,735               $ .02
                                                        -----------           ----------             ---------

3 MONTHS ENDED APRIL 30, 1999
-----------------------------

Basic earnings per share                                $   32,140             8,100,321               $ .004
                                                                                                     ---------

EFFECT OF DILUTIVE SECURITIES
Stock Options                                                                    137,007

Diluted earnings per share                              $   32,140             8,237,328               $ .004
                                                        -----------           ----------             ---------


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


NOTE 5 - LINE OF CREDIT
The Company has a $1,000,000 revolving credit line maturing on June 5, 2000. This credit line bears interest at the rate of prime plus 0.25% per annum, and is secured primarily by the Company's accounts receivable and inventories. The terms of this loan agreement contains certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current liabilities and debt to net worth. There is an open balance of $580,000 as of April 30, 2000.

NOTE 6 - INCOME TAXES

The company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2000, the Company had cash available of $15,909, compared to $56,829 on January 31, 2000. It had a current ratio of 2.84 to 1 at April 30, 2000, compared to 2.62 to 1 on January 31, 2000.


OPERATING ACTIVITIES

Cash Flow from Operations for the three months ended April 30, 2000 was reduced by $22,184 compared to an decrease of $698,063 for the three months ended April 30,1999.


INVESTING ACTIVITIES

The Company invested $36,936 in new capital equipment in the current quarter predominantly for tooling and machinery in support of new PMA products.


FINANCING ACTIVITIES

The Company has unused revolving credit line of $1,000,000 which bears interest at the rate of prime plus 0.25% per annum, secured by the Company's accounts receivable and inventory of which $580,000 is outstanding at April 30, 2000. The Company is in compliance with all covenants under its loan agreement with the Bank. The Company obtained a loan of $236,000 to pay non-recurring judgment against it as well as purchase a necessary Blue print copier now reduced to $127,600


BUSINESS ACQUISITION

On January 31, 1999 the company acquired Quality Controlled Cleaning Corporation ("QCCC") for $550,630 including all costs of the acquisition. QCCC is a precision cleaning and repair company located in Commerce, California. The Company's acquisition resulted in goodwill of approximately $274,000 and a non-compete agreement of $50,000. The goodwill will amortize over 10 years and the non-compete over its term of 3 years.

In addition to the purchase price, the agreement included a contingent payment of 50% of net sales in the year ending January 31, 2000, in excess of $500,000 up to a maximum of $800,000. The liability totaled $125,609 and was recorded as additional goodwill.


SEGMENT REPORTING



    NET SALES                              APRIL 30, 2000        APRIL 30, 1999
                                           --------------        --------------
     Aerospace                              $   1,378,171         $   1,218,094

     Puroflow International                       226,989                23,714

     QCCC                                         136,692               177,877

     Airbags                                      328,380               650,678
                                           --------------        --------------

                                            $   2,070,232          $  2,070,363
                                           --------------        --------------


OPERATING INCOME
    Aerospace                               $     157,865          $    (19,338)

    Puroflow International                          5,218               (13,435)

    QCCC                                            4,755                39,966

    Airbags                                        16,201                30,172
                                           --------------        --------------

                                            $     184,039          $     37,365
                                           ==============        ==============


RESULTS OF OPERATIONS FOR QUARTER ENDED APRIL 30, 2000

REVENUES

Sales were $2,070,232 for the three months ended April 30, 2000 compared to $2,070,363 in 1999.


GROSS PROFIT

Gross profit as a percentage of sales was 32% in April 2000, compared to 27.6% in April 1999, an increase of 4.4% representing higher margins on precision filters on the PMA Program as well as increase manufacturing efficiencies.


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Operating income was $184,039 in April 2000 compared to $37,365 in April 1999, a increase of $146,674 due to reduced legal and outside services, the settlement of a proxy fight, and a reduction in administrative personnel.


INTEREST CHARGES Interest on the bank loan was $3,480 and $10,483 on the credit line as of April 30, 2000.


PART II - OTHER INFORMATION


ITEM 1. PENDING LEGAL PROCEEDINGS.


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


                                      PUROFLOW INCORPORATED


June 13, 2000                         By: /s/ Michael H. Figoff
                                         -------------------------------------
                                          Michael H. Figoff
                                          President/Chief Executive Officer