Form 10QSB
period 2000-07-31
PUROFLOW INC
filed 2000-09-14
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JULY 31, 2000                COMMISSION FILE NUMBER 0-5622

--------------------------------------------------------------------------------


                              PUROFLOW INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                     13-1947195
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


16559 SATICOY STREET, VAN NUYS, CALIFORNIA              91406-1739
--------------------------------------------------------------------------------
    (Address of executive offices)                      (ZIP Code)


       Registrant's telephone number, including area code: (818) 756-1388

           Securities registered pursuant to Section 12(g) of the Act:


          Common Stock                                   Shares outstanding
  COMMON STOCK, $.01 PAR VALUE                               7,399,091
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

                              PUROFLOW INCORPORATED
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   JULY 31,                JANUARY 31,
                                                                                    2000                      2000
                                                                              ------------------       -------------------
ASSETS

CURRENT ASSETS
     Cash                                                                     $         141,590        $           56,829
     Accounts receivable
     Net of allowance for doubtful accounts of $10,000 at
         July 31, 2000 and $25,000 at January 31, 2000                                1,526,586                 1,589,322
     Advances to Officers & Employees                                                     3,050                     4,100
     Inventories                                                                      1,839,317                 1,741,088
     Deferred tax benefit                                                                51,547                    45,347
     Prepaid expenses and other current assets                                          112,649                   107,464
                                                                              ------------------       -------------------
         TOTAL CURRENT ASSETS                                                         3,674,739                 3,544,150
                                                                              ------------------       -------------------


PROPERTY & EQUIPMENT
     Leasehold improvements                                                              61,253                    59,229
     Machinery and equipment                                                          3,613,421                 3,583,124
     Tooling and dies                                                                   368,462                   350,932
                                                                              ------------------       -------------------
                                                                                      4,043,136                 3,993,285
     Less accumulated depreciation
         and amortization                                                             3,238,711                 3,145,251
                                                                              ------------------       -------------------

NET PROPERTY AND EQUIPMENT                                                              804,425                   848,034
DEFERRED TAXES                                                                          678,980                   678,980
OTHER ASSETS                                                                            382,742                   392,227
                                                                              ------------------       -------------------
         TOTAL ASSETS                                                         $       5,540,886        $        5,463,391
                                                                              ==================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                           $         530,000        $          500,000
     Notes payable, current                                                              60,000                    97,200
     Accounts payable                                                                   555,956                   428,554
     Accrued expenses                                                                   159,827                   325,029
                                                                              ------------------       -------------------
         TOTAL CURRENT LIABILITIES                                                    1,305,783                 1,350,783

     Long-Term Debt                                                                      55,800                    92,200
                                                                              ------------------       -------------------
         TOTAL LIABILITIES                                                            1,361,583                 1,442,983
                                                                              ------------------       -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share
         authorized - 500,000 shares issued none
     Common stock, par value $.01 per share
         authorized - 12,000,000 shares
         Outstanding 8,130,121 shares at January 31, 2000
          and 7,399,091 at July 31, 2000                                                433,967                   441,277
         Additional paid-in capital                                                   5,141,767                 5,682,729
         Accumulated deficit                                                         (1,357,512)               (1,516,407)
         Less:
         Notes receivable from stockholders                                              (6,000)                 (554,272)
         Treasury stock at cost                                                         (32,919)                  (32,919)
                                                                              ------------------       -------------------
         TOTAL STOCKHOLDERS' EQUITY                                                   4,179,303                 4,020,408
                                                                              ------------------       -------------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 5,540,886               $ 5,463,391
                                                                              ==================       ===================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              PUROFLOW INCORPORATED
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                          THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                               JULY 31,                                    JULY 31,
                                                      2000                   1999                  2000                  1999
                                               ------------------     ------------------    ------------------     ----------------
Net revenue                                          $ 2,049,881            $ 1,729,193           $ 4,120,113           $3,799,556
Cost of goods sold                                     1,462,748              1,342,446             2,869,451            2,841,283
                                               ------------------     ------------------    ------------------     ----------------
     Gross profit                                        587,133                386,747             1,250,662              958,273

Selling, general
     and administrative expense                          552,627                688,994             1,032,117            1,223,156
                                               ------------------     ------------------    ------------------     ----------------
     Operating income                                     34,506               (302,247)              218,545             (264,883)

Interest expense                                         (16,794)                (3,995)              (30,747)              (8,219)
Other income                                                 629                  7,711                   629               18,323
Amortization goodwill/non-compete                        (13,116)               (11,013)              (26,232)             (22,026)
Loss from write-off of
     obsolete equipmen                                         -               (106,067)                    -             (106,067)
                                               ------------------     ------------------    ------------------     ----------------

     Income/Loss before taxes                              5,225               (415,611)              162,195             (382,872)
Provision for income taxes                                 1,000                  1,296                 3,300                1,896
                                               ------------------     ------------------    ------------------     ----------------


          NET INCOME/(LOSS)                          $     4,225            $  (416,907)          $   158,895           $ (384,767)
                                               ==================     ==================    ==================     ================

NET INCOME (LOSS) PER COMMON SHARE

     Basic earnings per share                        $      0.02            $     (0.05)          $      0.02           $    (0.05)
                                               ==================     ==================    ==================     ================
     Diluted earnings per share                      $      0.02            $     (0.05)          $      0.02           $    (0.05)
                                               ==================     ==================    ==================     ================

Weighted average number of shares

     Basic                                             7,399,091              8,108,123             7,642,816            8,108,123
                                               ====================================================================================
     Diluted                                           7,478,806              8,108,123             7,727,457            8,108,123
                                               ====================================================================================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              PUROFLOW INCORPORATED
                             Statement of Cash Flows
                                   (Unaudited)


FOR THE SIX MONTHS ENDED JULY 31                                                2000                         1999
                                                                         ------------------           ------------------
CASH AT BEGINNING OF PERIOD                                                       $ 56,829                    $ 828,809

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                             158,895                     (384,767)
     Adjustments to reconcile net income(loss) to net cash
         provided(used) by operating activities:
         Depreciation and amortization                                              93,460                      131,916
         Amotization of Goodwill/Non-compete                                        26,233                       22,026
         Provision for losses on accounts receivable                               (15,000)                       3,000
         Write-Off of obsolete equipment                                                 -                      106,067
     Changes in operating assets and liabilities:
         Advances to Officers & Employees                                            1,050                        2,907
         Accounts receivable                                                        77,736                      246,991
         Other receivables                                                               -                      375,763
         Inventories                                                               (98,229)                    (390,882)
         Prepaid expenses and other current assets                                 (21,933)                       9,656
         Deferred tax benefit                                                       (6,200)                      (3,600)
         Other payable                                                                   -                     (445,650)
         Accounts payable & accrued expenses                                       (37,800)                    (534,379)
                                                                         ------------------           ------------------
            Net cash provided(used) by operating activities                        178,212                     (860,952)
                                                                         ------------------           ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                           (49,851)                     (69,567)
                                                                         ------------------           ------------------
            Net cash used in investing activities                                  (49,851)                     (69,567)
                                                                         ------------------           ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of options                                                   -                       14,100
     Long-Term Debt                                                                (73,600)                     (23,472)
     Advance on credit line                                                         30,000                       35,000
                                                                         ------------------           ------------------
            Net cash provided(used) by financing activities                        (43,600)                      25,628

NET INCREASE (DECREASE) IN CASH                                                     84,761                     (904,891)
                                                                         ------------------           ------------------
CASH AT END OF PERIOD                                                            $ 141,590                    $ (76,082)
                                                                         ==================           ==================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                                      NOTES
                                                                                                   RECEIVABLE
                                                                                                      FROM
                                                  COMMON         ADDITIONAL       ACCUMULATED      STOCKHOLDER
                                                   STOCK          PAID-IN           DEFICIT        AND TREASURY
                                                 PAR VALUE        CAPITAL            TOTAL            STOCK             TOTAL
--------------------------------------------------------------------------------------------------------------------------------
Balance at January 31, 1999                      $ 440,979      $ 5,667,327       $  (668,030)      $ (587,819)      $ 4,852,457

Payment of note receivable                                                                          $      628       $       628

Exercise of stock options for 9,000 shares
              at $.50 per share                  $      90      $     4,410                                          $     4,500

Exercise of stock options for 12,000 shares
              at $.75 per share                  $     120      $     8,880                                          $     9,000

Exercise of stock options for 8,800 shares
              at $.25 per share                  $      88      $     2,112                                          $     2,200

Net Loss                                                                          $  (848,377)                       $  (848,377)
                                             -----------------------------------------------------------------------------------

Balance at January 31, 2000                      $ 441,277      $ 5,682,729       $(1,516,407)      $ (587,191)      $ 4,020,408


Adjustment to notes receivable                   $  (7,310)     $  (540,962)                        $  548,272       $         -
Net Income                                                                        $   154,670                        $   154,670

                                             -----------------------------------------------------------------------------------
Balance at April 30, 2000                        $ 433,967      $ 5,141,767       $(1,361,737)      $  (38,919)      $ 4,175,078

Net Income                                                                        $     4,225                        $     4,225

                                             -----------------------------------------------------------------------------------
Balance at July 31, 2000                         $ 433,967      $ 5,141,767       $(1,357,512)      $  (38,919)      $ 4,179,303
                                             ===================================================================================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              PUROFLOW INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                   (UNAUDITED)
               JULY 31, 2000, JANUARY 31, 2000, AND JULY 31, 1999


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


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                            JULY 31,              JANUARY 31,
                                              2000                    2000
                                     ---------------------- -----------------------
Raw materials and purchased parts          1,143,345              1,038,359
Work in process                              345,127                267,968
Finished goods and assemblies                350,845                434,761
                                     ====================== =======================
  Totals                                  $1,839,317             $1,741,088
                                     ====================== =======================


NOTE 3 - STOCKHOLDERS' EQUITY

On February 17, 2000 the Board announced a plan to retire 920,000 shares of its common stock, from shares issued August 24, 1998 in return for cancellation of notes received by the company from employees and board members. The company received and retired 731,030 shares of common stock.

NOTE 4 - NET INCOME PER SHARE

Reconciliation of basic and diluted earnings per share:


                                                                                                     PER-SHARE
                                                           INCOME               SHARES                 AMOUNT
                                                        -----------            ---------            ----------
6 MONTHS ENDED JULY 31, 2000
Basic earnings per share                                $   158,895            7,642,816               $ .02
                                                                                                    ==========

EFFECT OF DILUTIVE SECURITIES
Stock options                                                                     84,641
                                                        -----------            ---------

Diluted earnings per share                              $   158,895            7,727,457               $ .02
                                                        ===========            =========            ==========

6 MONTHS ENDED JULY 31, 1999

Basic earnings per share                                $  (384,767)           8,108,123               $(.05)
                                                                                                    ==========

EFFECT OF DILUTIVE SECURITIES
Stock Options                                                                          0
                                                        -----------            ---------

Diluted earnings per share                              $  (384,767)           8,108,123               $(.05)
                                                        ===========            =========            ==========


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


NOTE 5 - LINE OF CREDIT

The Company has a $1,000,000 revolving credit line maturing on December 15, 2000. This credit line bears interest at the rate of prime plus 0.25% per annum, and is secured primarily by the Company's accounts receivable and inventories. The terms of this loan agreement contains certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current liabilities and debt to net worth. There is an open balance of $530,000 as of July 31, 2000.

NOTE 6 - INCOME TAXES

The company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company will use loss carryforwards to offset future income tax liability.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2000, the Company had cash available of $141,590, compared to $56,829 on January 31, 2000. It had a current ratio of 2.81 to 1 at July 31, 2000, compared to 2.62 to 1 on January 31, 2000.

OPERATING ACTIVITIES

Cash Flow from Operations for the six months ended July 31, 2000 was increased by $178,212 compared to a decrease of $860,952 for the six months ended July 31,1999.

INVESTING ACTIVITIES

The Company invested $49,851 in new capital equipment in the first two quarters predominantly for tooling and machinery in support of new PMA products.

FINANCING ACTIVITIES

The Company has a revolving credit line of $1,000,000, which bears interest at the rate of prime plus 0.25% per annum, secured by the Company's accounts receivable and inventory of which $530,000 is outstanding at July 31, 2000. The Company is in compliance with all covenants under its loan agreement with the Bank. The Company obtained a loan of $236,000 to pay non-recurring judgment against it as well as purchase a necessary Blue print copier. At July 31, 2000 the balance of this note is $115,800.

BUSINESS ACQUISITION

On January 31, 1999 the company acquired Quality Controlled Cleaning Corporation ("QCCC") for $550,630 including all costs of the acquisition. QCCC is a precision cleaning and repair company located in Commerce, California. The Company's acquisition resulted in goodwill of approximately $274,000 and a non-compete agreement of $50,000. The goodwill is being amortize over 10 years and the non-compete over its term of 3 years.

In addition to the purchase price, the agreement included a contingent payment of 50% of net sales in the year ending January 31, 2000, in excess of $500,000 up to a maximum of $800,000. The liability totaled $125,609 and was recorded as additional goodwill.



SEGMENT REPORTING           6 MONTHS @                          6 MONTHS @
  NET SALES               JULY 31, 2000                       JULY 31, 1999
                          -------------                       -------------
  Filtration               $  3,499,652                        $  3,329,695

  International                 407,638                             106,722

  Testing & Repairs             212,823                             363,139
                           ------------                       -------------

    Total                  $  4,120,113                        $  3,799,556
                           ------------                       -------------



                             6 MONTHS @                         6 MONTHS @
OPERATING INCOME           JULY 31, 2000                      JULY 31, 1999
                           -------------                      -------------
  Filtration                $   326,567                        $  (310,406)

  International                 (67,065)                           (28,476)

  Testing & Repairs             (40,957)                            73,999
                           ------------                       ------------

                            $   218,545                        $  (264,883)
                           ============                       ============

RESULTS OF OPERATIONS FOR  QUARTER ENDED JULY 31, 2000

REVENUES

Sales were $2,049,881 for the three months ended July 31, 2000 compared to $1,729,193 for the same period in 1999, an 18.5% increase of $320,688 due primarily to an increased sales of aerospace products with an offset by a decrease in airbag sales and QCCC volume.

GROSS PROFIT

Gross profit as a percentage of sales was 28.6% for the three months ended July 31, 2000 compared to 22.3% for the same period in 1999 representing higher margins of precision filters for the PMA program and increased manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

S,G & A expenses were 26.9% for the three months ended July 31, 2000 compared to 39.8% for the same period last year. The reduction of S.G & A expenses was due to reduced legal and outside services incurred as a result of a proxy contest and reduction in administrative expenses.

OPERATING INCOME

Operating income for the three months ended July 31, 2000 was $34,500 or 1.6% compared to a loss of $302,247 a 19 % increase for the prior year. See the explanation under S,G & A above.

INTEREST CHARGES

Interest expense for the three months ended July 31, 2000 was $16,794 compared to $3,995 for the same period in 1999.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JULY 31, 2000.

REVENUE

Sales were $4,120,113 for the six months ended July 31, 2000 compared to $3,799,556 in 1999, a 8.4% increase of $320,557.

GROSS PROFIT

Gross profit as a percentage of sales was 30.3% in July 2000, compared to 25.2% in July 1999, an increase of 5.1% representing higher margins on precision filters on the PMA Program as well as manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

S,G & A expenses were 25% for the six months ended July 31, 2000 compared to 32.2% for the same period last year.

OPERATING INCOME

Operating Income for the six months ended July 31, 2000 was $218,545 or 5.3% compared to a loss of $264,883 a 12.7% increase for the prior year.

INTEREST CHARGES

Interest expense for the six months ended July 31, 2000 was $30,747 compared to $8,219 for the same period last year.

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


                                   PUROFLOW INCORPORATED


Sept. 14, 2000                     By:   /s/  MICHAEL H. FIGOFF
                                      ------------------------------------------
                                         Michael H. Figoff
                                         President/Chief Executive Officer