Form 10QSB
period 2000-10-31
PUROFLOW INC
filed 2000-12-12
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED OCTOBER 31, 2000             COMMISSION FILE NUMBER 0-5622
--------------------------------------------------------------------------------


                              PUROFLOW INCORPORATED
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           DELAWARE                                          13-1947195
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation  (IRS Employer identification No.)
       or organization)


16559 SATICOY STREET, VAN NUYS, CALIFORNIA                   91406-1739
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

                              PUROFLOW INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                               OCTOBER 31,    JANUARY 31,
                                                                                   2000           2000
                                                                               -----------    -----------
ASSETS

CURRENT ASSETS
     Cash                                                                      $     5,088    $    56,829
     Accounts receivable,
         net of allowance for doubtful accounts of $15,000 at
         October 31, 2000 and $25,000 at January 31, 2000                        1,750,062      1,589,322
     Advances to Officers & Employees                                                3,200          4,100
     Inventories                                                                 2,105,338      1,741,088
     Deferred tax benefit                                                           41,547         45,347
     Prepaid expenses and other current assets                                      91,762        107,464
                                                                               -----------    -----------
         TOTAL CURRENT ASSETS                                                  $ 3,996,997    $ 3,544,150
                                                                               -----------    -----------
 PROPERTY & EQUIPMENT
     Leasehold improvements
                                                                                    62,834         59,229
     Machinery and equipment                                                     3,616,636      3,583,124
     Tooling and dies                                                              376,307        350,932
                                                                               -----------    -----------
                                                                                 4,055,777      3,993,285
     Less accumulated depreciation
         and amortization                                                        3,300,206      3,145,251
                                                                               -----------    -----------

NET PROPERTY AND EQUIPMENT                                                     $   755,571    $   848,034
                                                                               -----------    -----------
DEFERRED TAXES                                                                     678,980        678,980
OTHER ASSETS                                                                       369,628        392,227
                                                                               -----------    -----------
         TOTAL ASSETS                                                          $ 5,801,176    $ 5,463,391
                                                                               ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                            $   544,000    $   500,000
     Notes payable, current                                                         60,000         97,200
     Accounts payable                                                              748,163        428,554
     Accrued expenses                                                              179,288        325,029
                                                                               -----------    -----------
         TOTAL CURRENT LIABILITIES                                               1,531,451      1,350,783
                                                                               -----------    -----------

     Long-Term Debt
                                                                                    44,000         92,200
                                                                               -----------    -----------
         TOTAL LIABILITIES                                                     $ 1,575,451    $ 1,442,983
                                                                               -----------    -----------


STOCKHOLDERS' EQUITY

     Preferred stock, par value $.10 per share authorized - 500,000 shares -
         issued none
     Common stock, par value $.01 per share authorized - 12,000,000 shares issued and outstanding - 7,399,091 shares at
         October 31, 2000 and 8,130,121 at January 31, 2000                        433,967        441,277
     Additional paid-in capital                                                  5,141,767      5,682,729
     Accumulated deficit                                                        (1,311,090)    (1,516,407)
     Less:
     Notes Receivable from Stockholders                                             (6,000)      (554,272)
     Treasury Stock (48,500 Shares) at Cost                                        (32,919)       (32,919)
                                                                               -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                                              4,225,725      4,020,408
                                                                               -----------    -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 5,801,176    $ 5,463,391
                                                                               ===========    ===========


        See accompanying notes to the Consolidated Financial Statements.

                              PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                             OCTOBER 31,                   OCTOBER 31,
                                         2000           1999           2000           1999
                                     -----------    -----------    -----------    -----------
Net revenue                          $ 1,961,697    $ 1,768,123    $ 6,081,810    $ 5,567,679
Cost of goods sold                     1,355,308      1,298,603      4,224,759      4,139,885
                                     -----------    -----------    -----------    -----------
      Gross profit                       606,389        469,520      1,857,051      1,427,794

Selling, general
      and administrative expense         519,800        541,304      1,551,917      1,632,026
                                     -----------    -----------    -----------    -----------
      Operating income                    86,589        (71,784)       305,134       (204,232)
Interest expense                         (16,487)        (5,635)       (47,234)       (13,854)
Other income                                  36          8,811            665         27,134
Goodwill/Non-Compete                     (13,116)       (14,513)       (39,348)       (36,539)
Non-Recurring Legal Expenses                           (223,880)                     (356,314)
Gain/(Loss) from Sale of P & E                                                       (106,067)
                                     --------------------------------------------------------
      Income from continuing
         operations before taxes          57,022       (307,001)       219,217       (689,872)

Provision for income taxes                10,600                        13,900          1,896
                                     --------------------------------------------------------

         NET INCOME                  $    46,422    $  (307,001)   $   205,317    $  (691,768)
                                     ===========    ===========    ===========    ===========

Net income (loss) per common share

      Basic earnings per share       $      0.01          (0.04)          0.03          (0.09)
                                     ===========    ===========    ===========    ===========
      Diluted earnings per share     $      0.01          (0.04)          0.03          (0.09)
                                     ===========    ===========    ===========    ===========
Weighted average number of shares

      Basic                            7,399,091      8,123,721      7,561,526      8,113,322
                                     ===========    ===========    ===========    ===========
      Diluted                          7,483,757      8,123,721      7,646,789      8,113,322
                                     ===========    ===========    ===========    ===========


             See accompanying notes to the Consolidated Statements.

                              PUROFLOW INCORPORATED
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

FOR THE NINE MONTHS ENDED OCTOBER 31,                                           2000        1999
                                                                             ---------    ---------
CASH AT BEGINNING OF PERIOD                                                  $  56,829    $ 828,809

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                                         205,317     (691,768)

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                         154,955      181,901
         Amortization of Goodwill/Non-compete                                   39,348        6,539
         Provision for losses on accounts receivable                            22,617        3,000
         Write-off of obsolete equipment                                           -0-      106,067

     Changes in operating assets and liabilities:
         Advances to Officers & Employees                                          900        2,907
         Accounts receivable                                                  (183,357)     220,915
         Other receivables                                                         -0-      375,763
         Inventories                                                          (364,249)    (364,131)
         Prepaid expenses and other current assets                              (1,048)      63,104
         Deferred tax benefit                                                    3,800       (3,600)
         Other payable                                                                     (445,650)
         Accounts payable & accrued expenses                                   173,868     (421,933)
                                                                             ---------    ---------
            Net cash provided (used) by operating activities                    52,151     (966,886)
                                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                       (62,492)    (110,990)
                                                                             ---------    ---------
            Net cash provided (used) by investing activities                   (62,492)    (110,990)
                                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of options                                                       14,100
     Payment of long term debt                                                 (85,400)     (36,223)
     Advance on credit line                                                     44,000      280,000
                                                                             ---------    ---------
            Net cash provided (used) by financing activities                   (41,400)     257,877
                                                                             ---------    ---------

NET INCREASE (DECREASE) IN CASH                                                (51,741)    (819,999)

                                                                             ---------    ---------
CASH AT END OF PERIOD                                                        $   5,088    $   8,810
                                                                             =========    =========

SUPPLEMENTARY DISCLOSURE OF CASH PAID
     DURING THE PERIOD FOR:

     Interest                                                                $  47,234    $  13,854
                                                                             =========    =========
     Income Taxes                                                            $   4,800    $   1,200
                                                                             =========    =========


        See accompanying notes to the Consolidated Financial Statements.

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (UNAUDITED)

                                                                                               NOTES
                                                                                             RECEIVABLE
                                                                                                FROM
                                                  COMMON       ADDITIONAL     ACCUMULATED   STOCKHOLDERS
                                                  STOCK         PAID-IN         DEFICIT     AND TREASURY
                                                PAR VALUE       CAPITAL          TOTAL        STOCK           TOTAL
                                              -----------    -----------    -----------    -----------    -----------

Balance at January 31, 1999                   $   440,979    $ 5,667,327    $  (668,030)   $  (587,819)   $ 4,852,457

Payment of note receivable                                                                 $       628    $       628

Exercise of stock options for 9,000 shares
                at $.50 per share             $        90    $     4,410                                  $     4,500

Exercise of stock options for 12,000 shares
                at $.75 per share             $       120    $     8,880                                  $     9,000

Exercise of sock options for 8,800 shares
                at $.25 per share             $        88    $     2,112                                  $     2,200

Net Loss                                                                    $  (848,377)                  $  (848,377)
                                              -----------    -----------    -----------    -----------    -----------
Balance at January 31, 2000                   $   441,277    $ 5,682,729    $(1,516,407)   $  (587,191)   $ 4,020,408

Adjustment to notes receivable                $    (7,310)   $  (540,962)                  $   548,272
Net Income                                                                  $   154,670                   $   154,670
                                              -----------    -----------    -----------    -----------    -----------

Balance at April 30, 2000                     $   433,967    $ 5,141,767    $(1,361,737)   $   (38,919)   $ 4,175,078

Net Income                                                                  $     4,225                   $     4,225

                                              -----------    -----------    -----------    -----------    -----------
Balance at July 31, 2000                      $   433,967    $ 5,141,767    $(1,357,512)   $   (38,919)   $ 4,179,303

Net Income                                                                  $    46,422                   $    46,422
                                              -----------    -----------    -----------    -----------    -----------

Balance at October 31, 2000                   $   433,967    $ 5,141,767    $(1,311,090)   $   (38,919)   $ 4,225,725
                                              ===========    ===========    ===========    ===========    ===========


        See accompanying notes to the Consolidated Financial Statements.

                              PUROFLOW INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
            OCTOBER 31, 2000, JANUARY 31, 2000, AND OCTOBER 31, 1999

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

The consolidated financials statements and notes thereto should be read in conjunction with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the year ended January 31, 2000.


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                    OCTOBER 31,  JANUARY 31,
                                       2000         2000
                                    -----------  -----------
Raw materials and purchased parts   $ 1,359,846  $ 1,038,359
Work in process                         346,511      267,968
Finished goods and assemblies           398,981      434,761
                                    -----------  -----------
     Totals                         $ 2,105,338  $ 1,741,088
                                    ===========  ===========


NOTE 3 - STOCKHOLDERS' EQUITY

On February 17, 2000 the Board entered into a plan to retire 920,000 shares of its common stock, from shares issued August 24, 1998 in return for cancellation of notes received by the company from employees and board members. The company received and retired 731,030 shares of common stock.

NOTE 4 - NET INCOME PER SHARE

Reconciliation of basic and diluted earnings per share:


                                                                    PER-SHARE
                                               INCOME       SHARES    AMOUNT
                                             =========    =========   ======
9 MONTHS ENDED OCTOBER 31, 2000
Basic earnings per share                     $ 205,317    7,561,526   $  .03
                                                                      ======

EFFECT OF DILUTIVE SECURITIES
Stock options                                                85,263
                                                          ---------

Diluted earnings per share                   $ 205,317    7,646,789   $  .03
                                             =========    =========   ======

9 MONTHS ENDED OCTOBER 31, 1999
Basic earnings per share                     $(691,768)   8,113,322   $ (.09)
                                                                      ======

EFFECT OF DILUTED SECURITIES
Stock Options                                                   -0-
                                             ---------    ---------


Diluted earnings per share                   $(691,768)   8,113,322   $ (.09)
                                             =========    =========   ======


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

NOTE 5 - LINE OF CREDIT

The Company has a $1,000,000 revolving credit line maturing on December 15, 2000. This credit line bears interest at the rate of prime plus 0.25% per annum, and is secured primarily by the Company's accounts receivable and inventories. The terms of this loan agreement contains certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current liabilities and debt to net worth. There is an open balance of $544,000 as of October 31, 2000.

NOTE 6 - INCOME TAXES

The company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes. The company will use loss carryforwards to offset future income tax liability.


LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2000, the Company had cash available of $5,088, compared to $56,829 on January 31, 2000. It had a current ratio of 2.61 to 1 at October 31, 2000, compared to 2.62 to 1 on January 31, 2000. The company has a $1,000,000 line of credit, with $456,000 available financing at October 31, to fund operations.


OPERATING ACTIVITIES

Cash Flow from Operations for the nine months ended October 31, 2000 increased by $52,151 compared to a decrease of ($966,886) for the nine months ended October 31, 1999.


INVESTING ACTIVITIES

The Company invested $62,492 in new capital equipment in the first three quarters predominantly for tooling and machinery in support of new PMA products.


FINANCING ACTIVITIES

The Company has a revolving credit line of $1,000,000, which bears interest at the rate of prime plus 0.25% per annum, secured by the Company's accounts receivable and inventory of which $544,000 is outstanding at October 31, 2000. The Company is in compliance with all covenants under its loan agreement with the Bank. The Company obtained a loan of $236,000 to pay non-recurring judgment against it as well as purchase a necessary Blue print copier. At October 31, 2000 the balance of this note is $104,000.


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


SEGMENT REPORTING                           9 MONTHS @             9 MONTHS @
         NET SALES                          OCTOBER 31, 2000       OCTOBER 31, 1999
                                            ----------------------------------------------
         Filtration                             $5,311,451            $4,763,107

         International                             449,998               264,164

         Testing & Repairs                         320,361               540,408
                                                ----------            ----------

                  Total                         $6,081,810            $5,567,679
                                                ==========            ==========

OPERATING INCOME                            9 MONTHS END                  9 MONTHS END
                                            OCTOBER 31, 2000              OCTOBER 31, 1999
                                            ----------------------------------------------
         Filtration                            $   507,575            $ (339,568)

         International                            (146,798)              (16,085)

         Testing & Repairs                         (55,643)              151,421
                                                ----------            ----------

                  Total                         $  305,134            $ (204,232)
                                                ==========            ==========


RESULTS OF OPERATIONS FOR QUARTER ENDED OCTOBER 31, 2000

REVENUES

Sales were $1,961,697 for the three months ended October 31, 2000 compared to $1,768,123 for the same period in 1999. a 10.9% increase of $193,574 due primarily to an increased sales of aerospace products and international sales with an offset by a decrease in airbag sales and QCCC.

GROSS PROFIT

Gross profit as a percentage of sales was 30.9% for the three months ended October 31, 2000, compared to 26.5% for the same period in 1999 representing higher margins of precision filters for the PMA program and increased manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

S,G & A expenses were 26.5% for the three months ended October 31, 2000 compared to 30.6% for the same period last year. The reduction S,G & A expenses was due to reduced legal and outside services incurred as a result of a proxy contest and reduction in administrative expenses.


OPERATING INCOME

Operating income for the three months ended October 31, 2000 was $86,589, an operating margin of 4.4% compared to a loss of $71,784, an operating margin of negative 4.1%. See the explanation under S,G & A and Gross Profit above.


INTEREST CHARGES

Interest expenses for the three months ended October 31, 2000 was $16,487 compared to $5,635 for the same period in 1999.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDING OCTOBER 31, 2000


REVENUE

Sales were $6,081,810 for the nine months ended October 31, 2000 compared to $5,567,679 in 1999, a 9.2% increase of $514,131.

GROSS PROFIT

Gross profit as a percentage of sales was 30.5% in October 2000, compared to 25.6% in October 1999, an increase of 4.9% representing higher margins on precision filters on the PMA Program as well as manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

S,G & A expenses were 25.5% for the nine months ended October 31, 2000 compared to 29.3% for the same period last year.

OPERATING INCOME

Operating Income for the nine months ended October 31, 2000 was $305,134, an operating margin of 5% compared to a loss of $204,232, an operating margin of negative 3.7%.

INTEREST CHARGES

Interest expense for the nine months ended October 31, 2000 was $47,234 compared to $13,854 for the same period last year.


PART II - OTHER INFORMATION


ITEM 1.  PENDING LEGAL PROCEEDINGS


The Company is not party, nor are its properties subject to, any material pending proceedings other than ordinary routine litigation incident to the Company's business and the matters described above.

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



                              PUROFLOW INCORPORATED


December 11, 2000                  By: /s/  Michael H. Figoff
                                       -----------------------------------------
                                       Michael H. Figoff
                                       President/Chief Executive Officer