Form 10KSB40
period 2001-01-31
PUROFLOW INC
filed 2001-04-30
CIK 100591

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2001

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from               to

Commission File No. 0-5622

PUROFLOW INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-1947195 (I.R.S. Employer Identification No.)
16559 Saticoy Street, Van Nuys, California (Address of principal executive offices)	91406 (Zip Code)

Registrant's telephone number, including area code: (818) 756-1388

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.01

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /x/

    The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $2,744,178 as of March 31, 2001, based upon the closing price on the NASDAQ Electronic Bulletin Board System reported for such date. Shares of Common Stock held by each Officer and Director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. The determination of an affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of March 31, 2001: 7,399,091

    The Registrant's Proxy Statement relating to the Annual Meeting of Stockholders to be held on June 29, 2001 is hereby incorporated by reference into Part III of this Form 10-KSB.

PUROFLOW INCORPORATED
2001 FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS

PART I

ITEM 1.  BUSINESS

    Puroflow Incorporated (the "Registrant" or the "Company") provides a broad range of products for original equipment manufacturers, foreign and domestic military users, government direct, automotive and aviation aftermarket users; as well as a number of commercial and industrial applications. These applications include military, commercial and general aviation fixed wing and rotary wing vehicles, rockets, launch vehicles, satellites, surface and subsurface vessels, automotive airbag, launch complex installations, and liquid gas manufacturers, to name a few.

    The Company's products are made from a combination of woven wire meshes, random fiber materials, expanded metals, plastics, rubber, sheet metal and precision machined components assembled via welded, brazed, and/or epoxy construction.

    The Company acquired 100% control of Quality Controlled Cleaning Corporation (QCCC) on January 31, 1999. QCCC is engaged in cleaning services of precision parts for companies, including commercial aviation, aerospace, and the medical pharmaceutical and petrol chemical industries. The service includes cleaning, sterilization, testing and assembly of component parts. QCCC is operated as a separate entity.

    The Company produces automotive airbag filters, which are an integral part of airbag inflator assemblies. The primary functions of the airbag filter are to cool and control the expansion of the hot gas into the inflating bag and to prevent hot particles of combustion from entering the expanding bag. The Company's filters are typically comprised of a unique blend of woven wire, expanded metals, random metallic fiber, fiberglass, and/or refractory materials in various combinations. To economically assemble these airbag filters, the Company designs, manufactures, and operates its own high-precision machines. These machines require minimal time for tooling changes between production runs of different filter types. These methods permit greater flexibility and lower unit costs without compromising the high reliability which is essential for automotive airbag filters.

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

Marketing

    The Company markets its airbag filters directly to airbag manufacturers through its executive officers. The Company markets its original equipment manufacturing (OEM) aerospace applications and its QCCC Precision Cleaning Services through a series of manufacturing representatives and to a lesser extent, the Company's own sales force. Each representative is assigned to an exclusive geographic region. The sale of aftermarket products is through exclusive distributorships, who in turn, have exclusively assigned part numbers. Typically, the terms of these distribution agreements provide that the distributor will act as the exclusive distributor for specific parts manufactured by the Company for a period between 3 to 5 years with minimum monthly requirements for number and dollar amount of units purchased. The purchase price of the parts is subject to mutual agreement of the parties and may be adjusted to take into account inflation, market changes, changes in costs of production and sales, and other factors. Such agreements may be terminated by the Company if the distributor does not comply with these purchase requirements or by either party if the other party is rendered insolvent. The Company's International sales group was discontinued at year-end.

Government Contracts

    The United States government is consistently within the Company's top ten dollar volume customers. Substantial sales of other high performance filters are made to companies that are prime contractors of the United States government. Sales to the United States government accounted for approximately 13.7% and 10.6%, respectively, of net sales for fiscal 2001 and 2000. While separate figures are not maintained, the Company believes that when added to sales with the United States government's prime contractors, government sales accounted for approximately 29% of the Company's net sales during these period.

Competitive Conditions

    A broad range of companies produce products or are capable of producing products that compete with products manufactured by the Company in its various markets. Many of these companies have significantly greater financial resources than the Company. There are no assurance that the Company's airbag customers will not manufacture some or all of their airbag filters for its own use, or that other companies will not enter into the airbag filter market.

Product Warranties

    In all product lines, the Company provides standard commercial warranties, consistent with its products and industry. Although claims under product warranties have been minimal during the past five years, no assurance can be given that such claims will not increase in the future.

Research and Development

    In fiscal 2001 and fiscal 2000, the Company incurred research and development expenditures of approximately $131,000 and $177,000, respectively. The Company charges research and development expenditures to Operations as a production expense as such expenditures occur. The Company intends to expand research and development activities in its core businesses, specialty filtration products and Federal Aviation Administration Parts Manufacturer Approval for the commercial aerospace products group.

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

Major Customers

    Sales to three customers represented approximately 53% and 47% of net sales during fiscal years 2001 and 2000 respectively. The loss of any of these customers would have a material adverse effect on the automotive airbag filter or the high performance filter segments of the Company's business. During fiscal 2001 three customers accounted for more than 10% of net sales.

Backlog

    As of February 28, 2001 and February 28, 2000, the Company had a backlog of approximately $8,587,000 and $8,051,000, respectively. Approximately $4,000,000 of the Company's backlog at February 28, 2001 is scheduled to be shipped in the current fiscal year. The backlog figures include firm purchase orders and, with respect to airbag filters, six-month planning requirements prepared by the Company's customers. As is generally the case in the automotive industry, the Company's airbag filter customers provide the Company, on a monthly basis, with firm commitment purchase orders for the upcoming three months and their best estimate, for planning purposes, of their requirements for the following six-month period. These rolling nine-month statements of firm commitment purchase orders and planning requirements are revised and updated each month.

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

Employees

    At February 1, 2001, the Company had 65 full-time employees. No employees are represented by a collective bargaining unit. Management considers its relationship with its employees to be excellent.

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

ITEM 2.  PROPERTIES

    The following table sets forth information as to the location and general character of the facility of the Registrant:

Location	Principal Use	Approximate Sq. Ft.	Lease Exp. Date
16559 Saticoy Street Van Nuys, CA 91406	Headquarters and manufacturing facility for airbag components, government and aerospace filtration.	50,000	December 31, 2002
6118 Ferguson Drive Commerce, CA 90040	Administration and production facility for Quality Controlled Cleaning Corporation.	10,000	January 31, 2004

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

	High Bid	Low Bid
Fiscal Year Ended January 31, 2000
1st Quarter	1.03	.80
2nd Quarter	.936	.713
3rd Quarter	.945	.736
4th Quarter	.625	.56
Fiscal Year Ended January 31, 2001
1st Quarter	.647	.579
2nd Quarter	.621	.536
3rd Quarter	.652	.557
4th Quarter	.672	.579
Fiscal Year Ended January 31, 2002
Two Months Ending March 31, 2002	.656	.58

(1)
The Common Stock of the Company was delisted by NASDAQ on June 9, 1995, as a result of the Company not meeting the minimum capital requirement. Trading in the Common Stock resumed on November 17, 1995, with a listing on the Bulletin Board System.

    On March 31, 2001, the closing bid price for the Company's Common Stock on the Bulletin Board System was $.58 per share. As of March 31, 2001, the Company had approximately 238 stockholders of record.

    As a result of its current financial condition and prior operating loss, the Company will not be in a position to pay cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

YEAR ENDED JANUARY 31,
(in thousands)

	1997	1998	1999	2000	2001
Statement of Operations Data(1):
Net Sales	$8,458	$8,597	$8,018	$7,022	$7,611
Cost of goods sold	5,888	6,161	5,834	5,257	5,335

Gross profit	2,570	2,436	2,184	1,765	2,276
Selling, general & administrative expense	1,446	1,497	1,833	2,059	1,763

Operating income (loss)	1,124	939	351	(294)	513
Other income (expense)	(61)	17	6	9	51
Non recurring expenses(2)	(394)	(656)	(93)	(462)	-0-

Income (loss) from continuing operations before income taxes	669	300	264	(747)	462
Provision (benefit for income taxes)	6	(192)	(465)	75	185

Income (loss) from continuing operations	663	492	729	(822)	277
Income (loss) from discontinued operations	-0-	-0-	-0-	(.26)	(299)

Net income (loss)	$663	$492	$792	$(848)	$(22)
Net income (loss) per common share:
From continuing operations	$0.11	$0.07	$0.10	$(0.10)	$.04
From discontinued operations	-0-	-0-	-0-	-0-	(.04)

	$0.11	$0.07	$0.10	$(0.10)	$-0-

Weighted average number of shares:	6,107	7,248	7,598	8,119	7,521
	1997	1998	1999	2000	2001
Balance Sheet Data:
Working Capital	$2,518	$2,710	$2,792	$2,193	$2,417
Total Assets	4,094	5,046	6,479	5,463	5,605
Long-Term Debt	-0-	-0-	139	92	44
Stockholders' Equity	3,489	3,981	4,852	4,020	3,998

    Non-recurring expenses are comprised of a one-time fee of $89,834 charged by the Bank during August 1996, and the monthly administrative fees charged by the Receiver during the receivership period. The Receivership Estate began on May 1, 1995 and ended on August 22, 1996. The years ended January 31, 1998, 1999 and 2000 represents litigation settlements and related litigation fees.

    In January 2001 the company elected to shut down its International division. This division has been accounted for as a discontinued operation in the years ending January 31, 2001 and 2000. The division did not have significant operations prior to Fiscal 2000.

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

    The International Division was created in June 1998 to provide spare parts for hard to find or obsolete components to service the United States military equipment acquired by foreign government. The International Division was discontinued January 31, 2001.

    The Company's principal products consist of automotive airbag filters and high performance filters. Net sales for each of these product lines for the fiscal years ended January 31, 2000 and 2001 are as follows:

	Year Ended January 31, (in thousands)
	2000	2001
Net Sales:
Airbag Filters	$1,719	$1,572
High Performance Filters	4,553	5,688
Precision Cleaning & Repair	750	351

TOTAL	$7,022	$7,611

RESULTS OF OPERATIONS

    The following table reflects the percentage relationship to net sales of certain items included in the Company's statement of operations for each of the two years in the period ended January 31, 2001.

	Year Ended January 31, (in thousands)
	2000	2001
Net Sales:	100.0%	100.0%

Cost and expenses:
Cost of goods sold	74.9	70.1
Selling, general and administrative	29.3	23.2
Other (income) expense	(.4)	(.2)
Non-recurring expenses	1.5	-0-
Proxy Litigation	5.0	-0-
Interest expense	.3	.8

Income (loss) from continuing operations before income taxes	(10.6)	6.1
Provision for income taxes	1.1	2.4
Income (loss) from discontinued operations	.4	3.9

Net income (loss)	(12.1)%	(.2)%

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 2001 AND 2000

    Net sales increased 8% in fiscal 2001 compared to fiscal 2000, due to a increase in high performance filters which offset modest decrease in airbag volume and a reduction in precision cleaning and repairs.

    Gross profit as a percentage of net sales was 29.1% in fiscal 2001 compared to 25.1% in fiscal 2000. The increase is attributable to a higher margin product mix and an increase in sales volume combined with control of factory overhead expenses.

    Selling, general and administrative expense for continuing operations decreased to $1,762,902 in fiscal 2001 compared to $2,059,966 in fiscal 2000. The decrease is attributable to a shift in sales and promotional costs from aerospace and airbags to international division for the penetration of the International sales effort which is included in the loss on discontinued operations, and managements cost containment efforts.

    Interest expense of $61,940 in the current year compared to $23,213 in fiscal 2000 was higher because the Company maintained a higher line of credit balance due to the losses sustained by the International Division.

    Non-recurring expenses of $356,314 incurred in fiscal 2000 mainly due to litigation and proxy costs relating to Steel Partners II.

    The Company's International Division was terminated at the end of fiscal 2001 due to the inability to meet sales volume targets and lack of profitability.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically financed its operations from the placement of bank financing, sale of Common Stock and, in profitable years, income from operations. In fiscal 2001, cash provided by bank financing was increased from $500,000 to $544,000. The company reduced its term debt by $97,200 during the same period.

    The Company's working capital was $2,417,314 and $2,191,367 as of January 31, 2001 and 2000 respectively. The current ratio is 2.5 at January 31, 2001 compared to 2.6 at January 31, 2000.

    Cash used in investing activities was used to purchase plant equipment of $68,397.

    The Company maintains a revolving credit line of $1,000,000 with an interest rate of .25% of 1% above prime. The Company obtained a loan of $236,000 to pay a non-recurring judgment. The terms of these loan agreements contain certain restrictive covenants, including maintenance of: (i) aggregate net worth (plus subordinated debt, less any intangible assets and less any amount due from shareholders, officers and affiliates of the Company) of not less than $3,800,000; (II) a ratio of current and non-current liabilities (less subordinated debt) to net worth of not more than 0.50 to 1.00; (III) working capital of not less than $2,000,000; and (IV) debt service coverage ratio of not less than 1.50 to 1.00. The Company was not in compliance with certain covenants. The Company has obtained waivers from the bank for such non-compliance.

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

    Independent Auditors' Reports.

    Consolidated Balance Sheets at January 31, 2001 and 2000.

    Consolidated Statements of Operations for each of the two years in the period ended January 31, 2001.

    Consolidated Statements of Stockholders' Equity for each of the two years in the period ended January 31, 2001.

    Consolidated Statements of Cash Flows for each of the two years in the period ended January 31, 2001.

    Notes to Consolidated Financial Statements.

(a)
(2)  EXHIBITS

    Exhibits, including management contracts, compensatory plans and arrangements required to be filed as part of this report, are listed in the Exhibit Index, which follows the financial statements and financial statement schedules.

(b)
REPORTS ON FORM 8-K

    None

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUROFLOW INCORPORATED

By:	/s/ MICHAEL H. FIGOFF Michael H. Figoff President/Chief Executive Officer Director	April 25, 2001

    Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

By:	/s/ MICHAEL H. FIGOFF Michael H. Figoff President/Chief Executive Officer Director	April 25, 2001
By:	/s/ ROBERT A. SMITH Robert A. Smith Vice Chairman of the Board	April 25, 2001
By:	/s/ TRACY K. PUGMIRE Tracy K. Pugmire Director	April 25, 2001
By:	/s/ WARREN LICHTENSTEIN Warren Lichtenstein Director	April 25, 2001
By:	/s/ TRAVIS BRADFORD Travis Bradford Director	April 25, 2001

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Puroflow Incorporated

    We have audited the accompanying consolidated balance sheets of Puroflow Incorporated (a Delaware corporation), and subsidiaries at January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puroflow Incorporated and Subsidiaries at January 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

April 2, 2001

PUROFLOW INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

January 31, 2001 and 2000

	2001	2000
CURRENT ASSETS:
Cash, note 8	$8,250	$56,829
Accounts Receivable, net of allowance for doubtful accounts of $25,000 (January 31, 2001 and January 31, 2000)	1,701,442	1,589,322
Advances to officers and employees	3,125	4,100
Deferred tax benefit, current, Note 5	136,528	45,347
Inventories, Note 2	2,016,792	1,741,088
Prepaid expenses and deposits	114,068	107,464

TOTAL CURRENT ASSETS	3,980,205	3,544,150

PROPERTY AND EQUIPMENT—Note 2
Leasehold improvements	62,834	59,229
Machinery and equipment	3,622,541	3,583,124
Tooling and dies	376,307	350,932

	4,061,682	3,993,285
Less accumulated depreciation and amortization	3,366,441	3,145,251

NET PROPERTY AND EQUIPMENT	695,241	848,034

DEFERRED TAX BENEFIT, NOTE 5	590,165	678,980
OTHER ASSETS, NOTE 12	339,762	392,227

TOTAL ASSETS	$5,605,373	$5,463,391

CURRENT LIABILITIES:
Line of Credit, Note 2	$544,000	$500,000
Notes Payable, current, Note 3	48,000	97,200
Bank Overdraft	34,698	—
Accounts payable	506,207	428,554
Accrued expenses	429,986	325,029

TOTAL CURRENT LIABILITIES	1,562,891	1,350,783

LONG TERM DEBT, Note 3	44,200	92,200
COMMITMENTS AND CONTINGENCIES Note 6
STOCKHOLDERS' EQUITY, Notes 4 and 9
Preferred stock, par value $.10 per share Authorized—500,000 shares. Issued—None
Common stock, par value $.01 per share Authorized—12,000,000 shares.
Outstanding 7,399,091 shares at January 31, 2001 and 8,130,121 shares at January 31, 2000	433,967	441,277
Additional paid-in capital	5,141,767	5,682,729
Accumulated deficit	(1,538,533)	(1,516,407)
Less:
Notes receivable from stockholders	(6,000)	(554,272)
Treasury stock at cost	(32,919)	(32,919)

TOTAL STOCKHOLDERS' EQUITY	3,998,282	4,020,408

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,605,373	$5,463,391

See independent auditors' report and notes to financial statements.

PUROFLOW INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended January 31, 2001 and 2000

Years ended January 31,	2001	2000
Net sales	$7,610,663	$7,022,559
Cost of goods sold	5,334,656	5,256,852

Gross profit	2,276,007	1,765,707
Selling, general and administrative expenses	1,762,902	2,059,967

Operating income (loss)	513,105	(294,260)
Other income and (expense)
Other income	10,999	32,760
Interest expense	(61,940)	(23,213)
Loss on disposal of fixed assets	—	(106,067)
Nonrecurring expenses	—	(356,314)

Income (loss) before tax from continuing operations	462,164	(747,094)
Income tax expense	185,000	75,696

Net income (loss) from continuing operations	$277,164	$(822,790)

Loss from discontinued operations, Note 14	(173,290)	(25,587)
Loss from disposal of discontinued operations, Note 14	(126,000)

Net loss	$(22,126)	$(848,377)

Basic earnings per share, Continuing Operations	$0.04	$(0.10)
Basic earnings per share, Discontinued Operations	$(0.04)	$—

Total	$—	$(0.10)

Diluted earnings per share, Continuing Operations	$0.04	$(0.10)
Diluted earnings per share, Discontinued Operations	$(0.04)	$—

Total	$—	$(0.10)

Weighted average number of shares, basic	7,520,929	8,118,738

Weighted average number of shares, diluted	7,535,461	8,118,738

See independent auditors' report and notes to financial statements.

PUROFLOW INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years ended January 31, 2001 and 2000

	Common Stock Par Value	Additional Paid-In Capital	Accumulated Deficit Total	Notes Receivable from Stockholders and Treasury Stock	Total
Balance at January 31, 1999	$440,979	$5,667,327	$(668,030)	$(587,819)	$4,852,457
Payment of note receivable				628	628
Exercise of Stock Options for 9000 shares at $0.50 per share	90	4,410			4,500
Exercise of Stock Options for 12,000 shares at $0.75 per share	120	8,880			9,000
Exercise of Stock Options for 8,800 shares at $0.25 per share	88	2,112			2,200
Net loss			(848,377)		(848,377)

Balance at January 31, 2000	441,277	5,682,729	(1,516,407)	(587,191)	$4,020,408
Reversal of Notes Receivable on Stock Purchase and retirement of shares, Note 9	(7,310)	(540,962)		548,272	—
Net loss			(22,126)		(22,126)

Balance at January 31, 2001	$433,967	$5,141,767	$(1,538,533)	$(38,919)	$3,998,282

See independent auditors' report and notes to financial statements.

PUROFLOW INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended January 31, 2001 and 2000

	Years ended January 31,
	2001	2000
CASH AT BEGINNING OF PERIOD	$56,829	$828,809
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(22,126)	(848,377)
Adjustments to reconcile net loss to net cash provided (used) by in operating activities:
Depreciation and amortization	273,655	341,173
Provision for losses on accounts receivable	33,142	89,225
Loss on disposal of fixed assets	—	106,067
Changes in operating assets and liabilities:
Advances to officers & employees	975	(1,193)
Accounts receivable	(145,262)	(305,293)
Other receivable	—	375,763
Inventories	(275,704)	(178,149)
Prepaid expenses and deposits	(6,604)	963
Deferred taxes	(2,366)	69,000
Accounts payable and accrued expenses	182,610	(189,430)
Payable for acquired company	—	(447,875)

Net cash provided (used) by operating activities	38,320	(988,126)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(68,397)	(127,982)
Business acquisition, net of cash acquired	—	(125,000)

Net cash used by investing activities	(68,397)	(252,982)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	34,698	—
Advance on Credit Line	44,000	500,000
Principal payments on notes payable	(97,200)	(47,200)
Proceeds from exercise of stock options	—	15,700
Proceed from sale of common stock, net of loan to stockholders	—	628

Net cash provided (used) by financing activities	(18,502)	469,128

NET DECREASE IN CASH	(48,579)	(771,980)

CASH AT END OF PERIOD	$8,250	$56,829

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

CONSOLIDATED SUBSIDIARIES

    The consolidated financial statements include the accounts of the Company's wholly owned subsidiaries, Puroflow Corporation, Decca Valves Corporation, Michigan Dynamics, Inc., and Ultra Dynamics Corporation. Material inter-company transactions and balances have been eliminated. Puroflow Corporation acquired Quality Controlled Cleaning Corporation (QCCC) on January 31, 1999 (See Note 12).

INVENTORIES

    Inventories are stated at the lower of cost of market on a first-in, first-out basis, and consist of the following items:

	January 31, 2001	January 31, 2000
Raw materials and purchased parts	$1,263,199	$1,038,359
Work in progress	394,580	267,968
Finished goods	359,013	434,761

Total	$2,016,792	$1,741,088

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

REVENUE RECOGNITION

    Revenue is recognized when finished products are shipped.

INCOME TAXES

    The Company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes.

See independent auditors' report

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

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenditures are expensed as incurred and are approximately as follows for the years ended January 31,

2001	2000
$131,000	$177,000

NON-RECURRING EXPENSES

    For the year ended January 31, 2000, Non-recurring expenses were comprised of legal and other expenses related to the proxy dispute which was settled in September 1999.

    At the annual meeting of stockholders held Thursday, October 21, 1999, the size of the Board was reduced to five, with the Company nominating three representatives and Steel Partners nominating two representatives. The Company and Steel Partners also agreed to vote their shares of Puroflow common stock in favor of the new five-person slate of nominees presented at the 1999 annual meeting. The Company also agreed to promptly amend its shareholders rights plan to increase the beneficial ownership threshold at which the rights plan is triggered from 17.5% to 20%. Also as a part of the settlement agreement, both the Company and Steel Partners agreed to dismiss their respective lawsuits in California and Delaware. In May 2000 the agreement was further amended to increase the beneficial ownership threshold to 30%.

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

INTANGIBLE ASSETS

    Intangible assets include goodwill and non-compete agreement resulting from a business acquired (See Note 12). These assets are amortized over the estimated useful lives. Goodwill amortization is computed using straight line over 10 years and accumulated amortization totaled $75,551 at January 31, 2001. Non-compete agreement amortization is computed using straight line over 3 years and accumulated amortization totaled $33,360 at January 31, 2001.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of certain of the Company's financial instruments, including accounts receivable and accounts payable, approximates fair value due to the relatively short maturity of such instruments. The Company's long term debt approximates fair value.

NOTE 2—LINE OF CREDIT

    The Company has a $1,000,000 revolving credit line maturing on December 17, 2001. This credit line bears interest at the rate of prime plus 0.25% per annum, and is secured primarily by the Company's accounts receivable and inventories. The terms of this loan agreement contains certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current assets to current liabilities and debt to net worth. At January 31, 2001, the Company was not in compliance with certain covenants on the line of credit. The Company has obtained waivers from the bank for such noncompliance. The balance outstanding was $544,000 and $500,000 at January 31, 2001 and 2000, respectively.

NOTE 3—LONG-TERM DEBT

	January 31, 2001	January 31, 2000
Note payable to a bank bearing interest at prime plus 1.5% payable in principal monthly payments of $3,933, maturing on April 2003.	$92,200	$139,400
Note payable bearing interest at 7%, principal and interest matured in January 2000.	-0-	50,000

	92,200	189,400
Less current portion	48,000	97,200

Long-term debt	$44,200	$92,200

    Maturities of long-term debt is as follows:

2002	$48,000
2003	44,200

$92,200

    Interest paid in cash totaled as follows for the years ended January 31,

2001	2000
$61,940	$23,213

NOTE 4—STOCK OPTION PLANS

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

Shares
Held at January 31, 1999 (outstanding and unexercised)	319,000
Granted	0
Exercised	(29,800)
Canceled or expired	(74,600)

Held at January 31, 2000, (outstanding and unexercised)	214,600
Granted	0
Exercised	0
Canceled or expired	(12,000)

Held at January 31, 2001 (outstanding and unexercised)	202,600

Shares exercisable, January 31, 2001	183,600

Shares available for future grants, end of period	167,300

Price range of options held, January 31, 2001	$.025 - $.081

    Statement of Financial Accounting No. 123, "Accounting for Stock-Based Compensation," requires companies to measure employee stock compensation plans based on the fair value method of accounting. However, the statement allows the alternative of continued use of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," with pro-forma disclosure of net income earnings per share determined as if the fair value based method had been applied in measuring compensation cost. The Company has elected the alternative of continued use of APB No. 25. No pro-forma disclosure is presented because there were no stock options granted in the years ending January 31, 2001 and 2000.

NOTE 5—INCOME TAXES

    The following is a reconciliation of the tax provision, computed by applying the statutory federal income tax rates and the income tax provision per the financial statements for the years ended January 31,

	2001	2000
Income tax provision at 34%	$157,136	$(267,264)
Other	127.864	29,518
Benefit of net operating loss carryforwards	-0-	237,746

Current federal tax provision, continuing operations	185,000	-0-
Tax benefit, discontinued operations	(180,526)	-0-
Change in valuation allowance	(5,173)	69,000
State franchise taxes	5,173	6,696

Provision for income tax	$4,474	$75,696

    During the years ended January, 31, 2001 and 2000, the Company paid cash income taxes of $4,800 and $1,896 respectively. Deferred tax benefits reflect the impact of loss carryforwards and temporary differences between the assets and liabilities recorded for financial reporting purposes and tax purposes. These differences are as follows:

	2001	2000
Allowance for doubtful accounts	$10,710	$10,710
Allowance for inventory obsolescence	12,852	21,420
Vacation accrual	36,414	36,592
Inventory uniform capitalization	56,159	48,482
Loss on disposal of discontinued operations	90,393	-0-
Other	-0-	(1,857)
Less valuation allowance	(70,000)	(70,000)

Current	136,528	45,347

Tax loss carryforward	999,797	1,105,410
Depreciation and amortization	(137,051)	(129,544)
Other	11,846	(7,886)
Less valuation allowance	(283,827)	(289,000)

Non-current	$590,165	$678,980

    Realization of the deferred benefit is contingent upon future taxable earnings. For the year ending January 31, 2001 the Company reduced it's valuation allowance by $5,173. For the year ended January 31, 2000 the Company increased its valuation allowance by $324,000 due to the Company generating losses.

    The Company estimates it has available net operating loss carryforwards of approximately $2,919,821 for federal income tax purposes and $79,843 for state income tax purposes at January 31, 2001. The Company's federal net operating loss carryforwards expire from 2008 to 2020, State net operating loss carryforwards expire in 2005.

NOTE 6—COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

    The Company is committed to minimum lease payments on two non-cancelable operating leases for its facilities which expire in December 2002 and January 2004, as follows:

Twelve Months Ending January 31,
2002	$408,000
2003	376,500
2004	30,000

TOTAL	$814,500

    Total rental expense under the facility lease (including expenses) is as follows for the years ending January 31,

2001	2000
$384,840	$347,270

LEGAL MATTERS

    The Company is not party to any legal matters at January 31, 2001.

NOTE 7—RELATED PARTY TRANSACTIONS

    The Company is using the legal expertise of a lawyer who was a director of the Company. Related legal expenses totaled $53,626 and $72,257 for the years ended January 31, 2001 and 2000, respectively.

NOTE 8—CONCENTRATIONS

MAJOR CUSTOMER INFORMATION

    Concentration of sales in the Company's four largest customers is as follows for the years ending January 31,

	2001	2000
Inflation Systems, Inc.	$1,546,396	$1,583,520
DFAS	1,046,573	588,307
Norcross Air, Inc	1,461,537	1,110,333

	$4,054,506	$3,282,160

CONCENTRATION OF CREDIT RISK

    Concentration of receivables due from the Company's largest customers is as follows at January 31,

	2000	2000
Inflation Systems, Inc.	$534,437	165,234
DFAS	141,945	185,823
Norcross Air, Inc.	127,825	123,074

	$804,207	$474,131

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

CASH IN BANK

    At January 31, 2001, the Company had no cash in a bank in excess of federally insured limits.

NOTE 9—STOCKHOLDERS' EQUITY

    On August 24, 1998, the Company issued an 8-K report stating that the Board of Directors has authorized the issuance of 1,000,000 shares of common stock for sale to directors, officers and employees. The Company sold 940,000 shares of this common stock and received proceeds of $705,000 divided between $147,000 in cash and $558,000 in notes receivable. The notes receivable bore interest at 5% and were due on August 2001. During the 3-month period from August 1, 1998 through October 31, 1998, the Company purchased 48,500 shares of common stock for a total cost of $32,919 from the open market and is presently holding them as treasury stock.

    On February 17, 2000, the Board entered into a plan to retire 920,000 shares of its common stock, from shares issued August 24, 1998 in return for cancellation of notes received by the Company from employees and board members. The Company received and retired 731,030 shares of common stock.

NOTE 10—EARNINGS PER SHARE

    Reconciliation of basic and diluted earnings per share continuing operations:

	INCOME	SHARES	PER SHARE AMOUNT
YEAR ENDED JANUARY 31, 2001
Basic earnings (loss) per share	$277,164	7,520,929	$.04
EFFECT OF DILUTIVE SECURITIES
Stock options		14,532	-0-

Diluted earnings (loss) per share	$277,164	7,535,461	$.04

YEAR ENDED JANUARY 31, 2000
Basic earnings (loss) per share	$(822,790)	8,118,738	$(0.10)
EFFECT OF DILUTIVE SECURITIES
Stock options		0

Diluted earnings per share	$(822,790)	8,118,738	$(0.10)

    Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive.

NOTE 11—RETIREMENT PLAN

    The Company has a defined contribution 401(k) covering all employees who have completed one year of service. The Company makes "matching" contributions of 10% of the participant's deferral amount, limited to 5% of the participant's eligible compensation for the year.

    The Company may also make discretionary contributions to the plan based upon participant compensation and net profits. During the years ended January 31, 2001 and January 31, 2000, the Company contributed $8,427 and $9,399 to the Plan respectively. The Company's maximum contribution is limited to 1/2 of 1% of the employee's compensation.

NOTE 12—BUSINESS ACQUISITION

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

    In addition to the purchase price, the agreement includes a contingent payment of 50% of net sales in excess of $500,000 up to a maximum of $800,000 in the year ending January 31, 2000. The full amount of the contingency was realized and $150,000 was recorded as additional goodwill during the year ended January 31, 2000.

NOTE 13—SEGMENT REPORTING

	2001	2000
NET SALES
Aerospace	$5,687,664	$4,552,556
QCCC	350,616	751,219
Airbags	1,572,383	1,718,784

	$7,610,663	$7,022,559

OPERATING INCOME
Aerospace	$523,092	$(266,921)
QCCC	(102,314)	184,688
Airbags	92,327	(212,027)

	$513,105	$(294,260)

NOTE 14—DISCONTINUED OPERATIONS

    As of January 31, 2001 the Company elected to shut down its International Division and all operations have been reclassified under loss from discontinued operations in fiscal year 2001 and 2000. The Company has provided for its estimated loss on the International Division during the phase-out period which expects will end on or about April 30, 2001. The provision is $211,000 ($126,000 net of related taxes) and is included in accrued expenses. The following presents the results of operations for discontinued operations for the years ending January 31,

	2001	2000
Revenues	$623,829	$1,424,764

Operating Loss	$(268,816)	$(25.587)
Tax Benefit	$95,526	$-0-

Loss from discontinued operations	$(173,290)	$(25,587)

    At January 31, 2001 the balance sheet includes assets for discontinued operations of approximately $184,000 which approximates the net realizable value of accounts receivable and inventories less the estimated loss expected during the phase-out period.

PUROFLOW INCORPORATED

INDEX TO EXHIBITS

    This Index is filed in response to Item 14(a) (3), and the following documents are filed as Exhibits in response to Item 14(c), as required by Item 601 of Regulation S-K:

Exhibit No.	Description
3.1	Certificate of Incorporation *
3.2	Bylaws *
10.1	Asset Purchase Agreement dated September 29, 1992 between the Company and Engineered Magnetics, Inc. for sale of the CPI Division *****
10.2	Asset Purchase Agreement dated as of April 30, 1992 among the Company, Michigan Dynamics, Inc. and consented and agreed to by Fuji Filter Manufacturing Co. Ltd. and consented to by NBD Bank, N.A. **
10.3	Lease Agreement dated April 6, 1984 for premises at 1631 10th Street, Santa Monica, California *
10.4	Lease Agreement dated August 1, 1985 for premises at 1648 10th Street, Santa Monica, California *
10.5	Lease Agreement dated November 10, 1992 for premises at 1558 10th Street, Santa Monica, California *****
10.6	Employment Agreement dated March 1, 1993 between the Company and Joseph B. Jasso *****
10.7	Employment Agreement dated March 1, 1993 between the Company and Michael H. Figoff *****
10.8	Employment Agreement dated February 14, 1991 between the Company and Robert A. Smith *
10.9	1991 Key Employee Incentive Stock Option Plan *
10.10	Form of Stock Option Agreement under the 1991 Key Employee Incentive Stock Option Plan *
10.11	Form of Directors Stock Option Agreement dated July 9, 1987 *
10.12	Form of Directors Stock Option Agreement dated February 14, 1991 *
10.13	Letter Agreement and related note payable to Imperial Bank dated March 17, 1993 *****
10.14	Note payable to Imperial Bank dated March 17, 1993 *****
10.15	Security and Loan Agreement with Imperial Bank dated March 17, 1993 *****
10.16	Letter dated May 14, 1993 waiving compliance with covenants contained in the Credit Terms and Conditions Agreement with Imperial Bank dated July 24, 1989 *****
10.17	Lease dated January 13, 1992 between the Company and Jerome and Faith Pearlman***
10.18	Settlement Agreement with Stroock & Stroock & Lavan, special counsel to the Registrant, dated November 17, 1992 ****
10.19	Agreement between Registrant and Alpine Service Ltd. dated June 30, 1993 for the private placement of 1,000,000 shares pursuant to Regulation "S" of the Securities Act of 1933, as amended ******

10.20	Note payable to Imperial Bank dated November 5, 1993 *******
10.21	Note payable to Imperial Bank dated November 5, 1993 *******
10.22	Security and Loan Agreement with Imperial Bank dated November 5, 1993 *******
10.23	Stipulation for immediate appointment of Receiver on behalf of Imperial Bank dated May 1, 1995 ********
10.24	Stipulation re: First Amendment to Order Appointing Receiver dated September 5, 1995********
10.25	First Amendment to Stipulation re: First Amendment to Order appointing Receiver dated January 16, 1996 ********
10.26	Sublease dated July 27, 1995 between Kaiser Marquardt and the Company with sublease guarantor Kaiser Aerospace and Electronics ********
21	Subsidiaries of the Company

*	Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 15, 1991, Registration No. 33-43228.
**	Incorporated by reference to Amendment No. 1 to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 14, 1992, Registration No. 33-43225.
***	Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on April 29, 1992.
****	Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on December 15, 1992.
****	Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on May 15, 1993.
*****	Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on September 10, 1993.
******	Incorporated by reference to the Company's Form 10-Q filed with the Securities and Exchange Commission on December 12, 1993.
********	Incorporated by reference to the Company's Form 10-K filed with the Securities and Exchange Commission on April 25, 1996.

QuickLinks

PUROFLOW INCORPORATED 2001 FORM 10-KSB ANNUAL REPORT TABLE OF CONTENTS
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. PENDING LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS, COMMON STOCK PRICE RANGE, AND DIVIDEND POLICY
ITEM 6. SELECTED FINANCIAL DATA
PART III
PART IV
SIGNATURES
PUROFLOW INCORPORATED
PUROFLOW INCORPORATED AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS January 31, 2001 and 2000
PUROFLOW INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS Years ended January 31, 2001 and 2000
PUROFLOW INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY Years ended January 31, 2001 and 2000
PUROFLOW INCORPORATED AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS Years ended January 31, 2001 and 2000
PUROFLOW INCORPORATED INDEX TO EXHIBITS