Form 10QSB
period 2001-04-30
PUROFLOW INC
filed 2001-06-13
CIK 100591

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2001

Commission File Number 0-5622

PUROFLOW INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-1947195 (IRS Employer identification No.)
16559 Saticoy Street, Van Nuys, California (Address of executive offices)	91406-1739 (ZIP Code)

Registrant's telephone number, including area code: (818) 756-1388

Securities registered pursuant to Section 12(g) of the Act:

Common Stock	Shares outstanding
Common Stock, $.01 Par Value	7,399,091

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes /x/  No / /

PUROFLOW INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	April 30, 2001	January 31, 2001
ASSETS
CURRENT ASSETS
Cash	$8,250	$8,250
Accounts receivable, net of allowance for doubtful accounts of $25,000 at April 30, 2001 and at January 31, 2001	1,813,719	1,701,442
Advances to Officers & Employees	2,765	3,125
Deferred tax benefit	136,528	136,528
Inventories	1,917,835	2,016,792
Prepaid expenses and other current assets	94,321	114,068

TOTAL CURRENT ASSETS	3,973,418	3,980,205

PROPERTY & EQUIPMENT
Leasehold improvements	62,834	62,834
Machinery and equipment	3,627,959	3,622,541
Tooling and dies	390,382	376,307

	4,081,175	4,061,682
Less accumulated depreciation and amortization	3,419,472	3,366,441

NET PROPERTY AND EQUIPMENT	661,703	695,241

DEFERRED TAXES	590,165	590,165
OTHER ASSETS	342,732	339,762

TOTAL ASSETS	$5,568,018	$5,605,373

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$540,000	$544,000
Notes payable, current	48,000	48,000
Bank Overdraft	135,890	34,698
Accounts payable	432,059	506,207
Accrued expenses	301,099	429,986

TOTAL CURRENT LIABILITIES	1,457,048	1,562,891

Long-Term Debt	32,400	44,200
STOCKHOLDERS' EQUITY
Preferred stock, par value $.10 per share authorized — 500,000 shares — issued none
Common stock, par value $.01 per share authorized — 12,000,000 shares issued and outstanding — 7,399,091 shares	433,967	433,967
Additional paid-in capital	5,141,767	5,141,767
Accumulated deficit	(1,458,245)	(1,538,533)
Less:
Notes Receivable from Stockholders	(6,000)	(6,000)
Treasury Stock (48,500 Shares) at Cost	(32,919)	(32,919)

TOTAL STOCKHOLDERS' EQUITY	4,078,570	3,998,282

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,568,018	$5,605,373

See accompanying notes to the consolidated financial statements.

PUROFLOW INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
	2001	2000
Net revenue	$2,202,618	$1,843,243
Cost of goods sold	1,653,745	1,237,805

Gross profit	548,873	605,438
Selling, general and administrative expenses	438,214	426,554

Operating income	110,659	178,884
Interest expense	16,015	13,953
Other income	1,954	—
Goodwill/Non-Compete	13,780	13,116

Income before taxes from continuing operations	82,818	151,815
Provision for income taxes	2,530	2,300

Income from continuing operations	$80,288	$149,515
Income from discontinued operations	$—	$5,155

Net Income	$80,288	$154,670

Net income per common share
Basic earnings per share	$0.01	0.02

Diluted earnings per share	$0.01	0.02

Weighted average number of shares
Basic	7,399,091	7,886,396

Diluted	7,413,939	7,976,735

See accompanying notes to the consolidated financial statements.

PUROFLOW INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended April 30,
	2001	2000
CASH AT BEGINNING OF PERIOD	$8,250	$56,829
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	80,288	154,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,031	46,690
Amortization of Goodwill/Non-compete	13,780	13,117
Provision for losses on accounts receivable	—	(4,191)
Changes in operating assets and liabilities:
Advances to Officers & Employees	360	750
Accounts receivable	(112,277)	(190,535)
Inventories	98,957	105,554
Prepaid expenses and other current assets	2,997	(22,416)
Accounts payable & accrued expenses	(203,035)	(125,823)

Net cash provided (used) by operating activities	(65,899)	(22,184)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,493)	(36,936)

Net cash provided (used) by investing activities	(19,493)	(36,936)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	101,192	—
Payment of long term debt	(11,800)	(61,800)
Advance payments on credit line	(4,000)	80,000

Net cash provided (used) by financing activities	85,392	18,200

NET INCREASE (DECREASE) IN CASH	—	(40,920)

CASH AT END OF PERIOD	$8,250	$15,909

See accompanying notes to the consolidated financial statements.

PUROFLOW INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	COMMON STOCK PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT TOTAL	NOTES RECEIVABLE FROM STOCKHOLDERS AND TREASURY STOCK	TOTAL
Balance at January 31, 2000	$441,277	$5,682,729	$(1,516,407)	$(587,191)	$4,020,408
Reversal of Notes Receivable on Stock Purchase and retirement of shares	$(7,310)	$(540,962)		$548,272	$—
Net Loss			$(22,126)		$(22,126)

Balance at January 31, 2001	$433,967	$5,141,767	$(1,538,533)	$(38,919)	$3,998,282
Net Income			$80,288		$80,288

Balance at April 30, 2001	$433,967	$5,141,767	$(1,458,245)	$(38,919)	$4,078,570

See accompanying notes to the consolidated financial statements.

PUROFLOW INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
April 30, 2001, January 31, 2001, and April 30, 2000

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

    The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2001 (The "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

    Footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.

    The consolidated financials statements and notes thereto should be read in conjunction with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the year ended January 31, 2001.

NOTE 2—INVENTORIES

    Inventories consist of the following:

	April 30, 2001	January 31, 2001
Raw materials and purchased parts	$1,271,664	$1,263,199
Work in process	325,368	394,580
Finished goods and assemblies	320,803	359,013

Totals	$1,917,835	$2,016,792

NOTE 3—STOCKHOLDERS' EQUITY

    On February 17, 2000 the Board entered into a plan to retire 920,000 shares of its common stock, from shares issued August 24, 1998 in return for cancellation of notes received by the company from employees and board members. The company received and retired 731,030 shares of common stock.

NOTE 4—NET INCOME PER SHARE

    Reconciliation of basic and diluted earnings per share:

	INCOME	SHARES	PER-SHARE AMOUNT
3 Months Ended April 30, 2001
Basic earnings per share	$80,288	7,399,091	$.01

Effect of Dilutive Securities Stock options		14,848

Diluted earnings per share	$80,288	7,413,939	$.01

3 Months Ended April 30, 2000
Basic earnings per share	$154,670	7,886,396	$.02

Effect of Diluted Securities Stock Options		90,339

Diluted earnings per share	$154,670	7,976,735	$.02

    Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive.

NOTE 5—LINE OF CREDIT

    The Company has a $1,000,000 revolving credit line maturing on December 17, 2001. This credit line bears interest at the rate of prime plus 0.25% per annum, and is secured primarily by the Company's accounts receivable and inventories. The terms of this loan agreement contains certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current liabilities and debt to net worth. There is an open balance of $540,000 as of April 30, 2001.

NOTE 6—INCOME TAXES

    The company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes. The company will use loss carryforwards to offset future income tax liability.

NOTE 7—DISCONTINUED OPERATIONS

    As of January 31, 2001 the Company elected to shut down its International Division and all operations have been reclassified under loss from discontinued operations in fiscal year 2001 and 2000. The Company has provided a reserve for its estimated loss on the International Division during the phase-out period, which expects will end on or about July 31, 2001. The provision was $211,000 of which $112,000 remains and is included in accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

    At April 30, 2001 and January 31, 2001, the Company had cash available of $8,250. It had a current ratio of 2.73 to 1 at April 30, 2001, compared to 2.55 to 1 on January 31, 2001. The Company has a $1,000,000 line of credit with $460,000 available at April 30, 2001 to fund operations.

OPERATING ACTIVITIES

    Cash Flow from Operations for the three months ended April 30, 2001 was reduced by $65,899 compared to a decrease of $22,184 for the three months ended April 30, 2000 mainly due to pay down of Accounts Payable and Accrued expenses.

INVESTING ACTIVITIES

    The Company invested $19,493 in new capital equipment in the current quarter predominantly for tooling and machinery in support of new PMA products.

FINANCING ACTIVITIES

    The Company has a revolving credit line of $1,000,000, which bears interest at the rate of prime plus 0.25% per annum, secured by the Company's accounts receivable and inventory of which $540,000 is outstanding at April 30, 2000. The Company obtained a loan of $236,000 to pay non-recurring judgment against it as well as purchase a necessary Blue print copier. At April 30, 2001 the balance of this note is $80,400.

BUSINESS ACQUISITION

    On January 31, 1999 the company acquired Quality Controlled Cleaning Corporation ("QCCC") for $550,630 including all costs of the acquisition. QCCC is a precision cleaning and repair company located in Commerce, California. The Company's acquisition resulted in goodwill of approximately $274,000 and a non-compete agreement of $50,000. The goodwill is being amortized over 10 years and the non-compete over its term of 3 years.

    In addition to the purchase price, the agreement included a contingent payment of 50% of net sales in the year ending January 31, 2000, in excess of $500,000 up to a maximum of $800,000. The liability totaled $125,609 and was recorded as additional goodwill.

	3 Months @ April 30, 2001	3 Months @ April 30, 2000
SEGMENT REPORTING
NET SALES
Filtration	$2,162,035	$1,706,551
Cleaning	40,583	136,691

Total	$2,202,618	$1,843,243

OPERATING INCOME
Filtration	$154,252	$174,129
Cleaning	(43,593)	4,755

Total	$110,659	$178,884

RESULTS OF OPERATIONS FOR QUARTER ENDED APRIL 30, 2001

REVENUES

    Sales were $2,202,618 for the three months ended April 30, 2001 compared to $1,843,243 for the same period in 2000. This is a 19.5% increase of $359,375 due primarily to an increased demand for filtration products, partially offset by decreased sales in contract cleaning.

GROSS PROFIT

    Gross profit as a percentage of sales was 24.9% for the current quarter ended April 30, 2001, compared to 32.8% for the same period in 2000. Lower margins within filtration are attributed to product mix and price concessions made to customers to retain market shares.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    S, G&A expenses were 19.9% for the three months ended April 30, 2001 compared to 23.1% for the same period last year. The reduction is the result of continued cost containment offset by modest increases in rent and general insurance.

OPERATING INCOME

    Operating income for the quarter was $110,659, an operating margin of 5% compared to $178,884, an operating margin of 9.7%.

INTEREST CHARGES

    Interest expenses for the three months ended April 30, 2001 was $16,015 compared to $13,953 for the same period in 2000.

PART II—OTHER INFORMATION

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

PUROFLOW INCORPORATED
June 11, 2001	By:	/s/ MICHAEL H. FIGOFF Michael H. Figoff President/Chief Executive Officer

QuickLinks

FORM 10-QSB
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
PUROFLOW INCORPORATED AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (Unaudited)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  PART II—OTHER INFORMATION
  ITEM 1. PENDING LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES
  ITEM 3. DEFAULT UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE