Form 10QSB
period 2001-07-31
PUROFLOW INC
filed 2001-09-14
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTER ENDED JULY 31, 2001                COMMISSION FILE NUMBER 0-5622

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

                              PUROFLOW INCORPORATED
                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   JULY 31,                JANUARY 31,
                                                                                    2001                      2001
                                                                              ------------------       -------------------
ASSETS

CURRENT ASSETS
     Cash                                                                              $ 52,482                   $ 8,250
     Accounts receivable
     Net of allowance for doubtful accounts of $23,621 at
         July 31, 2001 and $25,000 at January 31, 2001                                1,534,859                 1,701,442
     Advances to Officers & Employees                                                     2,840                     3,125
     Deferred tax benefit                                                               136,528                   136,528
     Inventories                                                                      1,998,752                 2,016,792
     Prepaid expenses and other current assets                                           81,436                   114,068
                                                                              ------------------       -------------------
         TOTAL CURRENT ASSETS                                                         3,806,897                 3,980,205
                                                                              ------------------       -------------------

PROPERTY & EQUIPMENT
     Leasehold improvements                                                              62,834                    62,834
     Machinery and equipment                                                          3,639,756                 3,622,541
     Tooling and dies                                                                   392,267                   376,307
                                                                              ------------------       -------------------
                                                                                      4,094,857                 4,061,682
     Less accumulated depreciation
         and amortization                                                             3,463,266                 3,366,441
                                                                              ------------------       -------------------

NET PROPERTY AND EQUIPMENT                                                              631,591                   695,241
                                                                              ------------------       -------------------
DEFERRED TAXES                                                                          590,165                   590,165
OTHER ASSETS                                                                            327,624                   339,762
                                                                              ------------------       -------------------
         TOTAL ASSETS                                                               $ 5,356,277               $ 5,605,373
                                                                              ==================       ===================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Line of credit                                                                   $ 535,000                 $ 544,000
     Notes payable, current                                                              48,000                    48,000
     Bank overdraft                                                                           -                    34,698
     Accounts payable                                                                   324,771                   506,207
     Accrued expenses                                                                   269,785                   429,986
                                                                              ------------------       -------------------
         TOTAL CURRENT LIABILITIES                                                    1,177,556                 1,562,891

     Long-Term Debt                                                                      12,000                    44,200
                                                                              ------------------       -------------------
         TOTAL LIABILITIES                                                            1,189,556                 1,607,091
                                                                              ------------------       -------------------

STOCKHOLDERS' EQUITY
     Preferred stock, par value $.10 per share
         authorized - 500,000 shares
           issued none
     Common stock, par value $.01 per share
         authorized - 12,000,000 shares
         Outstanding 7,399,091 shares at January 31, 2001
          and at July 31, 2001                                                          433,967                   433,967
         Additional paid-in capital                                                   5,141,767                 5,141,767
         Accumulated deficit                                                         (1,370,094)               (1,538,533)
         Less:
         Notes receivable from stockholders                                              (6,000)                   (6,000)
         Treasury stock at cost                                                         (32,919)                  (32,919)
                                                                              ------------------       -------------------
         TOTAL STOCKHOLDERS' EQUITY                                                   4,166,721                 3,998,282
                                                                              ------------------       -------------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 5,356,277               $ 5,605,373
                                                                              ==================       ===================


             See accompanying notes to the consolidated financial statements

                              PUROFLOW INCORPORATED
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                                     JULY 31,                               JULY 31
                                                              2001                2000               2001               2000
                                                        ---------------     ---------------    ---------------     -------------
Net revenue                                                $ 1,819,529         $ 1,869,232        $ 4,022,147        $3,712,475
Cost of goods sold                                           1,215,873           1,291,208          2,869,618         2,529,013
                                                        ---------------     ---------------    ---------------     -------------
     Gross profit                                              603,656             578,024          1,152,529         1,183,462

Selling, general
     and administrative expense                                484,610             472,442            922,824           898,996
                                                        ---------------     ---------------    ---------------     -------------
     Operating income                                          119,046             105,582            229,705           284,466

Interest expense                                               (11,935)            (16,794)           (27,950)          (30,747)
Other income                                                        45                 629              1,999               629
Amortization goodwill/non-compete                              (15,108)            (13,116)           (28,888)          (26,232)
                                                        ---------------     ---------------    ---------------     -------------

Income before taxes from continuing operations                  92,048              76,301            174,866           228,116
Provision for income taxes                                       3,897               1,000              6,427             3,300
                                                        ---------------     ---------------    ---------------     -------------

Income from continuing operations                             $ 88,151            $ 75,301          $ 168,439         $ 224,816

Loss from discontinued operations                                  $ -           $ (71,076)               $ -         $ (65,921)

                                                        ---------------     ---------------    ---------------     -------------
Net Income                                                    $ 88,151             $ 4,225          $ 168,439         $ 158,895
                                                        ---------------     ---------------    ---------------     -------------


Net income(Loss) per common share

     Basic earnings per share                                   $ 0.01                 $ -             $ 0.02            $ 0.02
                                                        ===============     ===============    ===============     =============
     Diluted earnings per share                                 $ 0.01                 $ -             $ 0.02            $ 0.02
                                                        ===============     ===============    ===============     =============

Weighted average number of shares
                                                  Basic      7,399,091           7,399,091          7,399,091         7,642,816
                                                        ========================================================================
                                                Diluted      7,417,350           7,478,806          7,417,202         7,727,457
                                                        ========================================================================

             See accompanying notes to the consolidated financial statements

                              PUROFLOW INCORPORATED
                      Statements of Consolidated Cash Flows
                                   (Unaudited)

For the six months ended July 31                                               2001                         2000
                                                                         ------------------           ------------------

CASH AT BEGINNING OF PERIOD                                                        $ 8,250                     $ 56,829

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                    168,439                      158,895
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                              96,825                       93,460
         Amortization of Goodwill/Non-compete                                       28,888                       26,233
         Provision for losses on accounts receivable                                10,696                      (15,000)
     Changes in operating assets and liabilities:
         Advances to Officers & Employees                                              285                        1,050
         Accounts receivable                                                       155,887                       77,736
         Inventories                                                                18,040                      (98,229)
         Prepaid expenses and other current assets                                  15,882                      (21,933)
         Deferred tax benefit                                                            -                       (6,200)
         Accounts payable & accrued expenses                                      (341,637)                     (37,800)
                                                                         ------------------           ------------------
            Net cash provided by operating activities                              153,305                      178,212
                                                                         ------------------           ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                           (33,175)                     (49,851)
                                                                         ------------------           ------------------
            Net cash used in investing activities                                  (33,175)                     (49,851)
                                                                         ------------------           ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Bank overdraft                                                                (34,698)                           -
     Payments on long term debt                                                    (32,200)                     (73,600)
     Advances(Payments) on credit line                                              (9,000)                      30,000
                                                                         ------------------           ------------------
            Net cash used by financing activities                                  (75,898)                     (43,600)

NET INCREASE  IN CASH                                                               44,232                       84,761

                                                                         ------------------           ------------------
CASH AT END OF PERIOD                                                             $ 52,482                    $ 141,590
                                                                         ==================           ==================

             See accompanying notes to the consolidated financial statements

                       PUROFLOW INCORPORATED AND SUBSIDIARIES
                  Consolidated Statement of Stockholders' Equity
                                   (Unaudited)



                                                                                                  NOTES
                                                                                                RECEIVABLE
                                                                                                  FROM
                                                COMMON      ADDITIONAL       ACCUMULATED       STOCKHOLDERS
                                                 STOCK       PAID-IN           DEFICIT          AND TREASURY         TOTAL
                                               PAR VALUE     CAPITAL            TOTAL             STOCK
                                            -------------  -------------   ---------------   ---------------   ----------------
Balance at January 31, 2000                    $ 441,277    $ 5,682,729      $ (1,516,407)    $    (587,191)   $     4,020,408

Reversal of Notes Receivable on
Stock Purchase and retirement of shares         $ (7,310)    $ (540,962)                          $ 548,272                $ -

Net Loss                                                                        $ (22,126)                           $ (22,126)
                                            -------------  -------------   ---------------   ---------------   ----------------
Balance at January 31, 2001                    $ 433,967    $ 5,141,767      $ (1,538,533)        $ (38,919)    $    3,998,282

Net Income                                                                       $ 80,288                             $ 80,288
                                            -------------  -------------   ---------------   ---------------   ----------------

Balance at April 30, 2001                      $ 433,967    $ 5,141,767      $ (1,458,245)        $ (38,919)       $ 4,078,570
                                            -------------  -------------   ---------------   ---------------   ----------------

Net Income                                                                       $ 88,151                             $ 88,151

                                            -------------  -------------   ---------------   ---------------   ----------------
Balance at July 31, 2001                       $ 433,967    $ 5,141,767      $ (1,370,094)        $ (38,919)       $ 4,166,721
                                            =============  =============   ===============   ===============   ================

             See accompanying notes to the consolidated financial statements

                              PUROFLOW INCORPORATED
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
                                 (UNAUDITED)
              JULY 31, 2001, JANUARY 31, 2001, AND JULY 31, 2000


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

The consolidated financial statements and notes thereto should be read in conjunction with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the year ended January 31, 2001


NOTE 2 - INVENTORIES

Inventories consist of the following:

                                                 JULY 31,      JANUARY 31,
                                                   2001            2001
                                              --------------------------------
              Raw materials and purchased       1,302,216        1,263,199
              parts
              Work in process                     354,258          394,580
              Finished goods and assemblies       342,278          359,013
                                              --------------------------------
                   Totals                      $1,998,752       $2,016,792
                                              ================================

NOTE 3 - STOCKHOLDERS' EQUITY

On February 17, 2000 the Board announced a plan to retire 920,000 shares of its common stock, from shares issued August 24, 1998, in return for cancellation of notes received by the company from employees and board members. The company received and retired 731,030 shares of common stock.

NOTE 4 - NET INCOME PER SHARE

Reconciliation of basic and diluted earnings per share:

                                     -----------    ----------     ---------
                                       INCOME        SHARES        PER-SHARE
                                                                     AMOUNT
                                     -----------    ----------     ---------
6 MONTHS ENDED JULY 31, 2001

Basic earnings per share              $  168,439     7,399,091        $ .02
                                                                      =====

EFFECT OF DILUTIVE SECURITIES
Stock options                                          18,111
                                      ----------     --------

Diluted earnings per share            $  168,439     7,417,202        $ .02
                                      ==========     =========        =====

6 MONTHS ENDED JULY 31, 2000

Basic earnings per share              $   158,895    7,642,816        $  .02
                                                                      ======

EFFECT OF DILUTIVE SECURITIES
Stock Options                                           84,641
                                      ----------     ---------

Diluted earnings per share            $  158,895     7,727,457        $  .02
                                      ==========     =========        ======

Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive.

NOTE 5 - LINE OF CREDIT

The Company has a $1,000,000 revolving credit line maturing on December 17, 2001. This credit line bears interest at the rate of prime plus 0.25% per annum and is secured primarily by the Company's accounts receivable and inventories. The terms of this loan agreement contains certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current liabilities and debt to net worth. There is an open balance of $535,000 as of July 31, 2001.

NOTE 6 - INCOME TAXES

The company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company will use loss carryforwards to offset future federal income tax liability.

NOTE 7 - DISCONTINUED OPERATIONS

As of January 31, 2001 the Company elected a shutdown of its International Division, and all operations have been classified under loss from discontinued operations in fiscal years 2001 and 2000. The Company has provided a reserve for its estimated loss on the International Division during the phase-out period which expects will end on or about November 30, 2001. The provision was $211,000 of which $69,000 remains and is included in accrued expenses.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2001 and January 31, 2001, the Company had $52,482 and $8,250 respectively available in cash. The current ratio was 3.23 to 1 at July 31, 2001 compared to 2.55 to 1 at January 31, 2001. The Company maintains a revolving credit line of $1,000,000, of which $465,000 was available to fund operations at July 31, 2001.

OPERATING ACTIVITIES

Cash flow from operations for the six months ended July 31, 2001 was increased by $153,305 as compared to an increase of $178,212 for the six months ended July 31, 2000.

INVESTING ACTIVITIES

During the first two quarters, the Company invested $33,175 for tooling and machinery in support of new PMA products as well as upgrading computer equipment.

FINANCING ACTIVITIES

The Company's revolving credit line of $1,000,000 bears an interest rate of prime plus 0.25% per annum and is secured by the Company's accounts receivable and inventory of which $535,000 was outstanding at July 31, 2001. The Company obtained a loan of $236,000 for the purposes of paying a non-recurring judgment and the purchase of a blueprint copier. At July 31, 2001, the balance of this note was $60,000

BUSINESS ACQUISITION

On January 31, 1999 the Company acquired Quality Controlled Cleaning Corporation ("QCCC") for $550,630 including all costs of the acquisition. QCCC is a precision cleaning and repair company located in Commerce, California. The Company's acquisition resulted in goodwill of approximately $274,000 and a non-compete agreement of $50,000. The goodwill is amortized over 10 years and the non-compete over its term of 3 years.

In addition to the purchase price, the agreement included a contingent payment of 50% of net sales in excess of $500,000 up to a maximum of $800,000 in the year ended January 31, 2000. The liability totaled $125,609 and was recorded as additional goodwill.

SEGMENT REPORTING               6 MONTHS @             6 MONTHS @
    NET SALES                 JULY 31, 2001           JULY 31, 2000
                              -------------           -------------

     Filtration               $  3,953,855           $  3,499,651
     Contract Services              68,292                212,824
                              ------------           ------------
      Total                   $  4,022,147            $ 3,712,475
                              ------------           ------------

                               6 MONTHS @              6 MONTHS @
OPERATING INCOME            JULY 31, 2001           JULY 31, 2000
                            -------------           -------------
    Filtration               $   334,504             $   325,423

    Contract Services           (104,799)                (40,957)
                                ---------               ---------
                             $   229,705             $   284,466
                             ============          ==============

RESULTS OF OPERATIONS FOR QUARTER ENDED JULY 31, 2001

REVENUES

Sales were $1,819,529 for the three months ended July 31, 2001 compared to $1,869,232 for the same period in 2000, a 2.6% decrease of $49,703 due primarily to a decrease of contract services, offset by an increase in sales of filtration products.

GROSS PROFIT

Gross profit as a percentage of sales was 33.2% for the three months ended July 31, 2001 compared to 30.9% for the same period in 2000, representing higher margins for filtration products as a result of continued manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

S, G & A expenses as a percentage of sales was 26.6% for the three months ended July 31, 2001 compared to 25.3% for the same period last year, a marginal difference due to modest increases in rent and general insurance.

OPERATING INCOME

Operating income for the three months ended July 31, 2001 was $119,046 or 6.5% compared to $105,582, an operating margin of 5.7% for the same period in 2000.

INTEREST CHARGES

Interest expense for the three months ended July 31, 2001 was $11,935 compared to $16,794 for the three months ended July 31, 2000.

RESULTS OF OPERATIONS FOR SIX MONTHS ENDED JULY 31, 2001

REVENUE

Sales were $4,022,147 for the six months ended July 31, 2001 compared to $3,712,475 in 2000, an 8.3 % increase of $309,672.

GROSS PROFIT

Gross profit as a percentage of sales was 28.7% in July 2001 compared to 31.9% in July 2000, a decrease of 3.2%. Lower margins for the six month period are attributed to product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

S,G & A expenses were 22.9% for the six months ended July 31, 2001 compared to 24.2% for the same period last year.

OPERATING INCOME

Operating Income for the six months ended July 31, 2000 was $229,705 or 5.7% compared to $284,466 or 7.7%, a 2% decrease from the prior year.

INTEREST CHARGES

Interest expense for the six months ended July 31, 2001 was $27,950 compared to $30,747 for the same period last year.

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

            None.

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

            None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 28, 2001 the annual shareholders meeting was held in Van Nuys, California. During this meeting a new Board of Directors was elected overwhelmingly and three other proposals were voted and passed.

The newly elected board members are Travis Bradford, Chairman of the Board, Robert A. Smith, Vice-Chairman of the Board, Warren Lichtenstein, Michael H. Figoff, Glen Kassan, Joshua Schechter, and Dr. Tracy Pugmire.

The other three proposals voted on are as follows:

      1)    Proposal 2 for the 2001 Stock Option Plan was passed as follows:

                  Number of shares in favor       3,224,050
                  Number of shares opposed          912,150
                  Number of shares abstained         46,050

      2) Proposal 3 for approval of a 15 to 1 reverse stock split was passed as follows:

                  Number of shares in favor       5,617,556
                  Number of shares opposed        1,134,550
                  Number of shares abstained        220,400

      3) Proposal 4 for approval of appointment of Rose, Snyder and Jacobs as the Company's independent auditors for the following year was passed as follows:

                  Number of shares in favor       6,700,106
                  Number of shares opposed           49,950
                  Number of shares abstained          5,850

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           None.

                                    SIGNATURE



Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.

                                 PUROFLOW INCORPORATED

Sept. 14, 2001                   By:  /s/  Michael H. Figoff
                                     -------------------------------------------
                                     Michael H. Figoff
                                     President/Chief Executive Officer