Form 10QSB
period 2001-10-31
PUROFLOW INC
filed 2001-12-14
CIK 100591

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2001

Commission File Number 0-5622

PUROFLOW INCORPORATED
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	13-1947195 (I.R.S. Employer identification No.)
16559 Saticoy Street, Van Nuys, California (Address of executive offices)	91406-1739 (ZIP Code)

Registrant's telephone number, including area code: (818) 756-1388

Securities registered pursuant to Section 12(g) of the Act:

Common Stock	Shares outstanding
Common Stock, $.15 Par Value	494,132

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

PUROFLOW INCORPORATED
Consolidated Balance Sheets (Unaudited)

	October 31, 2001	January 31, 2001
ASSETS
CURRENT ASSETS
Cash	$107,919	$8,250
Accounts receivable
Net of allowance for doubtful accounts of $48,000 at
October 31, 2001 and $25,000 at January 31, 2001	1,373,642	1,701,442
Advances to officers & employees	2,150	3,125
Deferred tax benefit	120,528	136,528
Inventories	2,139,638	2,016,792
Prepaid expenses and other current assets	79,588	114,068

TOTAL CURRENT ASSETS	3,823,465	3,980,205

PROPERTY & EQUIPMENT
Leasehold improvements	62,834	62,834
Machinery and equipment	3,676,857	3,622,541
Tooling and dies	398,892	376,307

	4,138,583	4,061,682
Less accumulated depreciation and amortization	3,510,054	3,366,441

NET PROPERTY AND EQUIPMENT	628,529	695,241

DEFERRED TAXES	590,165	590,165
OTHER ASSETS	294,105	339,762

TOTAL ASSETS	$5,336,264	$5,605,373

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit	$520,000	$544,000
Notes payable, current	38,000	48,000
Bank overdraft	—	34,698
Accounts payable	417,490	506,207
Accrued expenses	134,548	429,986

TOTAL CURRENT LIABILITIES	1,110,038	1,562,891
Long-term debt	—	44,200

TOTAL LIABILITIES	1,110,038	1,607,091

STOCKHOLDERS' EQUITY
Preferred stock, par value $.10 per share authorized — 500,000 shares issued none
Common stock, par value $.15 per share authorized — 12,000,000 shares
Outstanding 493,272 shares at January 31, 2001 and 494,132 at October 31, 2001	433,967	433,967
Additional paid-in capital	5,141,767	5,141,767
Accumulated deficit	(1,310,589)	(1,538,533)
Less:
Notes receivable from stockholders	(6,000)	(6,000)
Treasury stock at cost	(32,919)	(32,919)

TOTAL STOCKHOLDERS' EQUITY	4,226,226	3,998,282

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,336,264	$5,605,373

See accompanying notes to the consolidated financial statements

PUROFLOW INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	Three months ended October 31,		Nine months ended October 31
	2001	2000	2001	2000
Net revenue	$1,909,820	$1,919,336	$5,931,967	$5,631,811
Cost of goods sold	1,306,014	1,326,423	4,175,632	3,855,581

Gross profit	603,806	592,913	1,756,335	1,776,230
Selling, general and administrative expense	498,718	426,437	1,421,542	1,324,888

Operating income	105,088	166,476	334,793	451,342
Interest expense	(10,945)	(16,487)	(38,895)	(47,234)
Other income	30	36	2,029	665
Amortization goodwill/non-compete	(16,768)	(13,116)	(45,656)	(39,348)

Income before taxes from continuing operations	77,405	136,909	252,271	365,425
Provision for income taxes	17,900	10,600	24,327	13,900

Income from continuing operations	$59,505	$126,309	$227,944	$351,525
Loss from discontinued operations	$—	$(79,887)	$—	$(146,208)

Net Income	$59,505	$46,422	$227,944	$205,317

Net income(Loss) per common share
Basic earnings per share	$0.12	$0.09	$0.46	$0.41

Diluted earnings per share	$0.12	$0.09	$0.46	$0.40

Weighted average number of shares
Basic	494,132	493,272	494,132	504,101

Diluted	494,926	498,587	495,165	509,785

See accompanying notes to the consolidated financial statements

PUROFLOW INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	2001	2000
For the nine months ended October 31
CASH AT BEGINNING OF PERIOD	$8,250	$56,829
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	227,944	205,317
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,613	154,955
Amortization of Goodwill/Non-compete	45,656	39,348
Provision for losses on accounts receivable	23,000	22,617
Changes in operating assets and liabilities:
Advances to Officers & Employees	975	900
Accounts receivable	304,800	(183,357)
Inventories	(122,846)	(364,249)
Prepaid expenses and other current assets	34,481	(1,048)
Deferred tax benefit	16,000	3,800
Accounts payable & accrued expenses	(384,155)	173,868

Net cash provided by operating activities	289,468	52,151

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(76,901)	(62,492)

Net cash used in investing activities	(76,901)	(62,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank Overdraft	(34,698)	—
Payments on long term debt	(54,200)	(85,400)
Advances (Payments) on credit line	(24,000)	44,000

Net cash used by financing activities	(112,898)	(41,400)
NET INCREASE (DECREASE) IN CASH	99,669	(51,741)

CASH AT END OF PERIOD	$107,919	$5,088

See accompanying notes to the consolidated financial statements

PUROFLOW INCORPORATED AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
(Unaudited)

	COMMON STOCK PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT TOTAL	NOTES RECEIVABLE FROM STOCKHOLDERS AND TREASURY STOCK	TOTAL
Balance at January 31, 2000	$441,277	$5,682,729	$(1,516,407)	$(587,191)	$4,020,408
Reversal of Notes Receivable on Stock Purchase and retirement of shares	$(7,310)	$(540,962)		$548,272	$—
Net Loss			$(22,126)		$(22,126)

Balance at January 31, 2001	$433,967	$5,141,767	$(1,538,533)	$(38,919)	$3,998,282
Net Income			$80,288		$80,288

Balance at April 30, 2001	$433,967	$5,141,767	$(1,458,245)	$(38,919)	$4,078,570

Net Income			$88,151		$88,151

Balance at July 31, 2001	$433,967	$5,141,767	$(1,370,094)	$(38,919)	$4,166,721

Net Income			$59,505		$59,505

Balance at October 31, 2001	$433,967	$5,141,767	$(1,310,589)	$(38,919)	$4,226,226

See accompanying notes to the financial statements

PUROFLOW INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.
(Unaudited)
October 31, 2001, January 31, 2001, and October 31, 2000

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

NOTE 2—INVENTORIES

    Inventories consist of the following:

	October 31, 2001	January 31, 2001
Raw materials and purchased parts	1,426,345	1,263,199
Work in process	376,279	394,580
Finished goods and assemblies	337,014	359,013

Totals	$2,139,638	$2,016,792

NOTE 3—STOCKHOLDERS' EQUITY

    On February 17, 2000 the Board announced a plan to retire 920,000 shares of its common stock, from shares issued August 24, 1998, in return for cancellation of notes received by the company from employees and board members. The company received and retired 731,030 shares of common stock.

    On August 27, 2001 at a duly called meeting of the stockholders, stockholders voted in favor of an amendment authorizing a fifteen to one reverse stock split. On October 8, 2001 the Board initiated this "Reverse Stock Split" where every share issued and outstanding prior to the effective date (October 8, 2001) shall be reclassified and continued as one-fifteenth of one share of Common Stock, without any action on the part of the holder.

NOTE 4—NET INCOME PER SHARE

    Reconciliation of basic and diluted earnings per share:

	INCOME	SHARES	PER-SHARE AMOUNT
9 Months Ended October 31, 2001
Basic earnings per share	$227,944	494,132	$.46

Effect of Dilutive Securities
Stock options		1,033

Diluted earnings per share	$227,944	495,165	$.46

9 Months Ended October 31, 2000
Basic earnings per share	$205,317	504,101	$.41

Effect of Dilutive Securities
Stock Options		5,684

Diluted earnings per share	$205,317	509,785	$.40

    Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive. Earnings per share for the nine months ended October 31, 2000 have been adjusted to reflect the fifteen to one reverse stock split.

NOTE 5—LINE OF CREDIT

    The Company has a $1,000,000 revolving credit line maturing on December 17, 2001. This credit line bears interest at the rate of prime plus 0.25% per annum and is secured primarily by the Company's accounts receivable and inventories. The terms of this loan agreement contains certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current liabilities and debt to net worth. There is an open balance of $520,000 as of October 31, 2001.

NOTE 6—INCOME TAXES

    The company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes. The Company will use loss carryforwards to offset future federal income tax liability.

NOTE 7—DISCONTINUED OPERATIONS

    As of January 31, 2001 the Company elected a shutdown of its International Division, and all operations have been classified under loss from discontinued operations in fiscal years 2001 and 2000. The Company has provided a reserve for its estimated loss on the International Division during the phase-out period which expects will end on or about November 30, 2001. The provision was $211,000 of which none remains at October 31, 2001. There are no significant assets or liabilities of the International Division remaining on the books at October 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    At October 31, 2001 and January 31, 2001, the Company had $107,919 and $8,250 respectively available in cash. The current ratio was 3.44 to 1 at October 31, 2001 compared to 2.55 to 1 at January 31, 2001. The Company maintains a revolving credit line of $1,000,000, of which $480,000 was available to fund operations at October 31, 2001.

OPERATING ACTIVITIES

    Cash flow from operating activities for the nine months ended October 31, 2001 was increased by $289,468 as compared to $52,151 for the nine months ended October 31, 2000, mostly from faster collections and slower inventory growth.

INVESTING ACTIVITIES

    The Company invested $76,901 in new capital equipment in the first three quarters for upgrading computer equipment and for tooling and machinery in support of new PMA products.

FINANCING ACTIVITIES

    The Company's revolving credit line of $1,000,000 bears an interest rate of prime plus 0.25% per annum and is secured by the Company's accounts receivable and inventory of which $520,000 was outstanding at October 31, 2001. The Company obtained a loan of $236,000 for the purposes of paying a non-recurring judgment and the purchase of a blueprint copier. At October 31, 2001, the balance of this note was $38,000.

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

    In addition to the purchase price, the agreement included a contingent payment of 50% of net sales in excess of $500,000 up to a maximum of $800,000 in the year ended January 31, 2000. The liability totaled $125,609 and was recorded as additional goodwill. This liability has been fully satisfied.

SEGMENT REPORTING NET SALES	9 Months @ October 31, 2001	9 Months @ October 31, 2000
Filtration	$5,786,237	$5,311,442
Contract Services	$145,736	$320,369

Total	$5,931,967	$5,631,811

OPERATING INCOME	9 Months @ October 31, 2001	9 Months @ October 31, 2000
Filtration	$455,708	$506,985
Contract Services	(120,915)	(55,643)

	$334,793	$451,342

RESULTS OF OPERATIONS FOR QUARTER ENDED OCTOBER 31, 2001

REVENUES

    Sales were $1,909,820 for the three months ended October 31, 2001 compared to $1,919,336 for the same period in 2000, a .5% decrease of $9,516 due primarily to a decrease of contract services, offset by an increase in sales of filtration products.

GROSS PROFIT

    Gross profit as a percentage of sales was 31.6% for the three months ended October 31, 2001 compared to 30.9% for the same period in 2000, representing higher margins for filtration products as a result of continued manufacturing efficiencies.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses as a percentage of sales was 26.1% for the three months ended October 31, 2001 compared to 22.2% for the same period last year due to increases in rent, legal and general insurance.

OPERATING INCOME

    Operating income for the three months ended October 31, 2001 was $105,088 or 5.5% compared to $166,476, an operating margin of 8.7% for the same period in 2000.

INTEREST CHARGES

    Interest expense for the three months ended October 31, 2001 was $10,945 compared to $16,487 for the same period in 2000.

RESULTS OF OPERATIONS FOR NINE MONTHS ENDED OCTOBER 31, 2001

REVENUE

    Sales were $5,931,967 for the nine months ended October 31, 2001 compared to $5,631,811 for the nine months ended October 31, 2000, a 5.3% increase of $300,156.

GROSS PROFIT

    Gross profit as a percentage of sales was 29.6% for the nine months ended October 31, 2001 compared to 31.5% for the nine months ended October 31, 2000, a decrease of 1.9%. Lower margins for the nine month period are attributed to product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses were 23.9% for the nine months ended October 31, 2001 compared to 23.5% for the nine months ended October 31, 2000.

OPERATING INCOME

    Operating Income for the nine months ended October 31, 2000 was $334,793 or 5.6% compared to $451,342 or 8.0% for the nine months ended October 31, 2000.

INTEREST CHARGES

    Interest expense for the nine months ended October 31, 2001 was $38,895 compared to $47,234 for the nine months ended October 31, 2000.

PART ll—OTHER INFORMATION

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

PUROFLOW INCORPORATED
Dec. 14, 2001	By:	/s/ MICHAEL H. FIGOFF Michael H. Figoff President/Chief Executive Officer

QuickLinks

FORM 10-QSB
Consolidated Balance Sheets (Unaudited)
Consolidated Statements of Operations
Consolidated Statements of Cash Flows
Consolidated Statement of Stockholders' Equity
PUROFLOW INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. (Unaudited) October 31, 2001, January 31, 2001, and October 31, 2000
SIGNATURE