Form 10KSB
period 2002-01-31
PUROFLOW INC
filed 2002-04-30
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2002
                                       or
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        For the transition period from to

                           Commission File No. 0-5622

                              PUROFLOW INCORPORATED
 --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                       13-1947195
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

10616 Lanark Street, Sun Valley, California                   91352
-------------------------------------------          --------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: (818) 504-4000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, Par Value $0.15

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

Registrant's   revenues  for  the  fiscal  year  ended  January  31,  2002  were approximately $7,236,000.

The  aggregate  market value of the Common Stock held by  non-affiliates  of the
Registrant  was  approximately  $2,500,583 as of March 31, 2002,  based upon the closing price on the NASDAQ  Electronic  Bulletin Board System reported for such date.  Shares of Common  Stock held by each  Officer  and  Director  and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. The
determination   of  an  affiliate   status  is  not   necessarily  a  conclusive
determination for other purposes.

Number of shares of Common Stock outstanding as of March 31, 2002: 494,306

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

The Registrant's  Proxy Statement relating to the Annual Meeting of Stockholders to be held on August 13, 2002 is hereby  incorporated by reference into Part III of this Form 10-KSB.

                              PUROFLOW INCORPORATED
                         2002 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

Page
                                     PART I

                              PART II

ITEM 5.    Market for  Common Equity and Related Stockholder Matters........   5

ITEM 6.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations..................   6

ITEM 7.    Financial Statements.............................................   8

ITEM 8.    Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.........................   8

                             PART III

ITEM 9.    Directors and Executive Officers of the Registrant...............   9

ITEM 10.   Executive Compensation...........................................   9

ITEM 11.   Security Ownership of Certain Beneficial
             Owners and Management..........................................   9

ITEM 12.   Certain Relationships and Related Transactions...................   9

                              PART IV

ITEM 13.   Financial Statements, Exhibits, Lists and Reports on Form 8-K....   9

           Signatures.......................................................  10

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

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

The Company  acquired 100% control of Quality  Controlled  Cleaning  Corporation
("QCCC") on January 31, 1999. QCCC is engaged in cleaning  services of precision parts for companies,  including commercial aviation, aerospace, and the medical, pharmaceutical  and petrol chemical  industries.  The service includes cleaning, sterilization,  testing and assembly of component  parts.  QCCC is operated as a separate  entity.  On  January  31,  2002  the  Company  discontinued  its  QCCC operations and this operation will be phased out over fiscal year 2003.

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

The Company was  incorporated in Delaware in 1961 and has its principal  offices located at 10616 Lanark Street,  Sun Valley,  California,  91352.  The Company's
telephone number is (818) 504-4000.  Consolidated within a single, 43,000 square foot facility,  Puroflow is fully self-contained  within the engineer,  test and manufacturing disciplines. QCCC facilities are located at 6118 Ferguson Drive in the City of Commerce, California.

Marketing

The Company markets its airbag filters directly to airbag manufacturers  through its executive officers.  The Company's marketing activity is conducted through a series of manufacturing  representatives  and to a lesser extent,  the Company's own sales force.  Each  representative  is assigned to an  exclusive  geographic region. The sale of aftermarket products is through exclusive  distributorships, who in turn, have  exclusively  assigned part numbers.  Typically,  the terms of these  distribution  agreements  provide  that the  distributor  will act as the exclusive  distributor  for  specific  parts  manufactured  by the Company for a period  between 3 to 5 years with minimum  monthly  requirements  for number and dollar amount of units purchased.  The purchase price of the parts is subject to mutual  agreement  of the  parties  and may be  adjusted  to take  into  account inflation,  market changes,  changes in costs of production and sales, and other factors.  Such  agreements  may be terminated by the Company if the  distributor does not comply with these purchase requirements or by either party if the other party is rendered insolvent.

Government Contracts

The United States government is consistently  within the Company's top ten sales volume customers.  Substantial sales of other high performance  filters are made to companies that are prime contractors of the United States  government.  Sales to the United States  government  accounted for  approximately  13.7% and 13.3%, respectively, of net sales for fiscal 2001 and 2002.

Competitive Conditions

A broad range of companies produce products or are capable of producing products that compete with products  manufactured by the Company in its various  markets.
Many of these companies have significantly  greater financial resources than the
Company.  There can be no assurance that the Company's airbag customers will not manufacture  some or all of their airbag  filters for its own use, or that other companies will not enter into the airbag filter market.

Product Warranties

In all product  lines,  the Company  provides  standard  commercial  warranties, consistent  with its  products  and  industry.  Although  claims  under  product warranties  have been minimal  during the past five years,  no assurance  can be given that such claims will not increase in the future.

Research and Development

In fiscal 2001 and fiscal 2002, the Company  incurred  research and  development expenditures of approximately $131,000 and $137,600,  respectively.  The Company charges  research and  development  expenditures  to  Operations as a production expense as such  expenditures  occur. The Company intends to expand research and development activities in its core businesses, specialty filtration products and
Federal Aviation  Administration Parts Manufacturer  Approval for the commercial aerospace products group.

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

The Company is a filter supplier for United States space applications, including the Space Shuttle program,  various commercial and military  satellites,  launch
vehicles  and  boosters,   and  ground   support   equipment.   Certain  of  the
manufacturing,  welding, cleaning and testing required by these applications are
performed   in  our  laminar   flow,   Class  100  clean  room  which  is  being
re-established in the new Sun Valley California facility.  QCCC's facility has a
Class 10,000 clean room.

Replacement Parts

The Company is a leading supplier of aftermarket  products used in jet aircraft, turboshaft  powered  aircraft,  and  helicopters.  Utilizing  highly  successful reverse  engineering  techniques,  the  Company  produces  "generic  plain wrap"
products for use in the  aftermarket  at a substantial  reduction in cost to the distributor and end-user.  The Company  utilizes  exclusive  agreements with its distributor  base which  assists  them to  dominate,  on a part number  base,  a particular  market  segment.  The  preponderance  of future  Company  sales will continue to be within its core filtration product line. Aftermarket applications are  significantly  more diverse.  These  products  include unique items such as interior trim, heat resistant ducting, mechanical and electrical components, and
aircraft   structural   parts.  This  market  segment  is  specialized  and  has
consistently  generated  improved  profit  margins  when  compared to the highly competitive aftermarket filter products.

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

Environmental Laws

The Company  engineers,  manufactures and assembles its products at its facility in Sun Valley,  California.  The Company believes that this facility, as well as the QCCC facility in Commerce,  California  comply in all material respects with all  environmental and regulatory laws pertaining to the handling and storage of hazardous substances. The cost associated with this effort is minimal.

Patents and Trademarks

Although  management  believes that patents and trademarks  associated  with the
Company's  various  product  lines  are of  value  to the  Company,  it does not consider any of them to be essential to its business.

Major Customers

Sales to three  customers  represented  approximately  53% and 59% of net  sales during  fiscal  years  2001  and  2002  respectively.  The  loss of any of these customers would have a material  adverse effect on the automotive  airbag filter or the high performance filter segments of the Company's business.

Backlog

As of February  28, 2001 and  February  28,  2002,  the Company had a backlog of approximately $8,587,000 and $7,165,000, respectively.  Approximately $3,464,000 of the Company's  backlog at February 28, 2002 is scheduled to be shipped in the current fiscal year. The backlog  figures include firm purchase orders and, with respect to airbag  filters,  four-month  planning  requirements  prepared by the
Company's customers.  As is generally the case in the automotive  industry,  the
Company's airbag filter customers provide the Company,  on a monthly basis, with firm commitment  purchase orders for the upcoming month and their best estimate, for planning  purposes,  of their  requirements  for the  following  three-month period.  These rolling four-month  statements of firm commitment purchase orders and planning requirements are revised and updated each month.

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
International  Operations.  While  the  Company  believes  that  the  trends  in automotive  safety are toward  increased  regulation  and are  beneficial to the
Company,  a decline in enforcement or compliance  expenditures,  a change in the regulations,  or an emerging  technology  that would deem  airbags as  obsolete, could have a significant  adverse effect on the demand for the products  offered by the Company.

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

Employees

At February 1, 2002,  the Company had 65 full-time  employees.  No employees are
represented  by  a  collective   bargaining  unit.   Management   considers  its
relationship with its employees to be excellent.

Insurance

The Company maintains general liability,  automobile, aircraft products, product liability,  workers' compensation,  and employer's liability insurance coverage.
The Company is engaged in various businesses which could expose it to claims for injury,  resulting  from the  failure of  products  sold by it. The  Company has product  liability  insurance  covering in such amounts and against such risk as management believes advisable,  in light of the Company's business and the terms and cost of such insurance.  During the last decade,  the Company has not been a party to any product liability claim. There is no assurance that claims will not arise in the  future  in  excess  of such  insurance  or that the  Company  will maintain the same level of insurance coverage.

ITEM 2.     DESCRIPTION OF PROPERTIES

The  following  table sets forth  information  as to the  location  and  general character of the facility of the Registrant:

     Location                 Principal Use                           Approximate Sq. Ft.        Lease Exp. Date
====================================================================================================================

10616 Lanark Street    Headquarters and manufacturing facility for         43,000               March 14, 2012 (1)
Sun Valley, CA 91352   airbag components, government and aerospace
                       filtration.

6118 Ferguson Drive    Administration and production facility for          10,000               January 31, 2004 (2)
Commerce, CA 90040     Quality Controlled Cleaning Corporation.

(1) The Company relocated in February 2002 from its Van Nuys facility to the Sun
Valley location.  The Sun Valley lease is for 120 months, with an optional right to terminate same following 36 months of the subject lease.

(2) The Company's lease from Ferguson Properties, a California Partnership,  was for 60 months,  with an optional  right to terminate same following the first 36 months of the subject  lease.  The Company has  exercised its right to terminate the lease which will be effective in November 2002.

ITEM 3.     LEGAL PROCEEDINGS

The Company is party to two legal  proceedings,  one as a plaintiff and one as a defendant,  that have  arisen in the normal  course of  business.  In the single matter in which it is a defendant  management  believes it has  substantial  and meritorious defenses. Management further believes that this matter will not have a material adverse affect on the Company's  results of operations,  liquidity or financial position.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant  did not submit any matters to a vote of security  holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The  Common  Stock of the  Company  is traded  on the  National  Association  of
Securities Dealers,  Inc., Electronic Bulletin Board ("NASDAQ") System under the symbol PFLW.

The following  table sets forth the high and low bid  quotations  for the Common
Stock  for the  periods  indicated  as  reported  by  NASDAQ.  These  quotations represent  inter-dealer  prices and do not include retail markups,  markdowns or commissions, and may not necessarily represent actual transactions.

                                                          High Bid    Low Bid
                                                         ==========   ========

 Fiscal Year Ended January 31, 2001                         9.71        8.69
             1st Quarter.............................       9.32        8.04
             2nd Quarter ............................       9.78        8.36
             3rd Quarter.............................      10.08        8.69
             4th Quarter.............................

 Fiscal Year Ended January 31, 2002
             1st Quarter.............................      10.31        8.44
             2nd Quarter ............................      10.05        7.65
             3rd Quarter.............................       8.40        3.50
             4th Quarter.............................       6.20        4.00

 Fiscal Year Ended January 31, 2003
             Two Months Ending March 31, 2002........       5.70        5.05

(1)      The Common Stock of the Company was delisted by NASDAQ on June 9, 1995, as a result of the Company not meeting the minimum capital requirement.
         Trading in the  Common  Stock  resumed on  November  17,  1995,  with a listing on the Bulletin Board System.

On March 31, 2002,  the closing bid price for the Company's  Common Stock on the
Bulletin Board System was $5.70 per share. As of March 31, 2002, the Company had approximately 167 stockholders of record.

To date,  Puroflow has not declared or paid cash dividends to its  stockholders.
Puroflow has no plans to declare and pay cash dividends in the near future.

ITEM 6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OF FINANCIAL  CONDITION  AND
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

In fiscal 1989, the Company began designing,  testing and producing  filters for automotive  airbag  systems,  primarily  as an  outgrowth  of its  expertise  in aerospace  filtration.  During  September  1992,  the  Company  disposed  of its
Chemical  Process (CPI)  division,  including all the CPI assets it had acquired from Michigan  Dynamics,  Inc. in June 1992.  During  November 1994, the Company
settled the litigation with Glasco Ultraviolet  Systems Inc. and disposed of the operating assets of Ultra Dynamics  Corporation,  its ultraviolet water products subsidiary.

The Company acquired 100% control of the shares in QCCC on January 31, 1999. The
QCCC  division was  discontinued  January 31, 2002 and will be phased out during fiscal year 2003.

The  International  division was created in June 1998 to provide spare parts for hard to find or  obsolete  components  to  service  the United  States  military equipment  acquired  by  foreign  government.  The  International  Division  was discontinued January 31, 2001.

RESULTS OF OPERATIONS

The following table reflects the percentage relationship to net sales of certain items  included in the  Company's  statement of  operations  for each of the two years in the fiscal years ended January 31, 2001 and 2002:

                                                        Year Ended January 31,

                                                           2001       2002
                                                          -----      -----
Net sales:                                                100.0%     100.0%
                                                          -----      -----

Cost and expenses:
Cost of goods sold                                         70.1      71.0
Selling, general and administrative                        23.2      23.9
Other (income) expense                                      0.7       0.6
 Income from continuing operations before income taxes      8.5       4.5
 Provision for income taxes
 Income (loss) from discontinued operations                 3.4       1.8
 Net loss                                                  (5.4)     (9.9)
                                                           ----      ----
                                                           (0.3)%    (7.2)%

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 2001 AND 2002

Net Sales

Net sales  decreased  .3% to $7.2  million in fiscal  2002 as  compared  to $7.3 million in fiscal 2001. This was due to a decrease in high  performance  filters sold through the Company's  commercial  distribution network which experienced a significant  downturn in the past year due to a slowing U.S.  economy.  This was offset by an increase in airbag products.

Gross Margin

Gross margin as a percentage  of net sales was 29.0% in fiscal 2002  compared to
30.1% in fiscal 2001. The decrease in the margin is  attributable to an increase in the volume of airbag  products  sold which  traditionally  are a lower margin product than the high performance filters segment.

Selling, General and Administrative

Selling,  general and administrative expense for continuing operations were $1.7 million or 23.9% of sales in fiscal 2002 as  compared to $1.5  million in fiscal
2001 or 20.9% of sales.  The  increase  is  attributable  to an  increase in the
Company's  investment in its information  technology  systems,  in addition to a general increase in both legal fees and salaries.

Interest Expense

Interest  expense  decreased to $46,979 in fiscal 2002 as compared to $61,940 in fiscal 2001. This was due to the combination of the Company  maintaining a lower line of credit in addition to the payoff of a bank overdraft.

Provision for Income Taxes

The  Company's  effective  tax rate was 40.0  percent for fiscal 2002 and fiscal
2001. This was due to recognition of tax benefits of $126,000 in fiscal 2002 and
$63,000  in  fiscal  2001  recorded  for  the  discontinuance  of the  QCCC  and
International  operations.  The net  effect  of the  income  tax  expense  after recording  this tax  provision  was  $130,000  for fiscal 2002 and  $248,000 for fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically  financed its operations from the placement of bank
financing,   sale  of  Common  Stock  and,  in  profitable  years,  income  from operations.  In fiscal 2002,  cash  increased from $8,250 at January 31, 2001 to
$123,330 at January 31, 2002. The Company's financial condition remained strong, with a ratio of current  assets to current  liabilities  of 2.6:1 at January 31,
2001 and 2.5:1 at January 31, 2002.

The Company generated cash from operating activities of $409,720 which consisted primarily of the cash generated by the reduction in receivables.

Cash used in  investing  activities  of  $144,953  was the  investments  made to purchase  plant  equipment and the  construction  of both the new facility and a clean room.

Net cash used for financing  activities of $149,687  included $75,067 to pay the principal  balance  of an  outstanding  notes  payable,  $34,698  to  pay a bank overdraft and $34,000 to pay down the Company's credit line.

The Company  maintains a revolving  credit line of  $1,000,000  with an interest rate of .25% above prime.  The terms of these loan  agreements  contain  certain restrictive  covenants,  including maintenance of: (i) aggregate net worth (plus subordinated  debt,  less any  intangible  assets  and less any  amount due from shareholders,  officers  and  affiliates  of  the  Company)  of  not  less  than
$3,600,000;   (ii)  a  ratio  of  current  and  non-current   liabilities  (less
subordinated debt) to net worth of not more than 0.50 to 1.00; and (iii) working capital of not less than  $2,000,000.  As of January 31, 2002 the Company was in compliance with all of its covenants.

Subsequent to the 2002 year-end,  the Company  re-structured its credit facility that is comprised of two  revolving  credit  agreements  with one bank.  The new structure is not  contingent on the Company's  level of accounts  receivable and offers a revolving  $1,000,000 line of credit.  One agreement is a $250,000 term note that is payable over four years that  expires in March 2006,  and the other is a $750,000  line of credit that  expires in  December  2002.  The  agreements provide for  borrowings  at prime plus 0.25% per annum and they contain the same restrictive covenants as above.

The Company  anticipates that it will spend  approximately  $225,000 for capital expenditures during fiscal year 2003. This is expected to include investments in the  construction  of  a  clean  room,  information  systems  and  manufacturing equipment.

With its present capital  resources,  available credit from its revolving credit facility and cash flow from operations, the Company believes that it should have sufficient  resources to meet its operating needs for the next twelve months and to provide for debt maturities and capital expenditures.

EFFECTS OF INFLATION ON BUSINESS

Management  believes  that  inflation  has  not  had a  material  effect  on the
Company's operations.

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial  Accounting  Standards Board (FASB) issued Statement of Financial Accounting  Standards No. 141 (SFAS 141), "Business  Combinations."
SFAS  141  requires  the  purchase   method  of  accounting   for  all  business
combinations    initiated    after   June   30,   2001   and    eliminates   the
pooling-of-interests  method.  Puroflow does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible  Assets,"
which requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years  beginning  after December 15, 2001, with certain early  adoption  permitted.  Puroflow  expects  to adopt  SFAS 142 for its first fiscal  quarter of 2003,  and does not expect  the  adoption  to have a material effect on its financial condition or results of operations.

In October 2001,  the FASB issued SFAS 144,  "Accounting  for the  Impairment or
Disposal of Long-Lived  Assets." SFAS 144 supersedes  SFAS 121,  "Accounting for the  Impairment of Long-Lived  Assets and for  Long-Lived  Assets to be Disposed
Of," and addresses  financial  accounting  and  reporting for the  impairment of long-lived  assets and for long-lived  assets to be disposed of.  Puroflow is in the  process  of  assessing  the  effect of  adopting  SFAS 144,  which  will be effective for Puroflow's 2003 fiscal year.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking  statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the
Securities Exchange Act of 1934, as amended, which are intended to be covered by
the  safe  harbors   created   thereby.   Investors  are   cautioned   that  all
forward-looking  statements  involve risks and uncertainty,  (including  without
limitation,   the   Company's   future  gross  profit,   selling,   general  and
administrative  expenses, the Company's financial position,  working capital and seasonal  variances  in the  Company's  operations,  as well as  general  market conditions)  though the Company  believes that the  assumptions  underlying  the
forward-looking   statements  contained  herein  are  reasonable,   any  of  the
assumptions could be inaccurate,  and therefore,  there can be no assurance that the  forward-looking  statements  included  in this Form 10-KSB will prove to be
accurate.   In  light  of  the   significant   uncertainties   inherent  in  the
forward-looking  statements  included herein,  the inclusion of such information should not be regarded as a  representation  by the Company or any other  person that the objectives and plans of the Company will be achieved.

ITEM 7.     FINANCIAL STATEMENTS

The information called for by this item is hereby incorporated by reference from the Registrant's financial statements and independent auditors' report beginning on page F-1 of this report on Form 10-KSB.

ITEM 8.     CHANGES IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON ACCOUNTING  AND
            FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for by this item is hereby incorporated by reference from the Registrant's  definitive Proxy Statement under the captions "MANAGEMENT" and
"ELECTION OF DIRECTORS".

ITEM 10.    EXECUTIVE COMPENSATION

The information called for by this item is hereby incorporated by reference from the  Registrant's  definitive  Proxy  Statement  under the  captions  "EXECUTIVE
COMPENSATION" and "NON-STATUTORY STOCK OPTIONS (NSO)."

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is hereby incorporated by reference from the  Registrant's  definitive Proxy Statement under the captions "STOCK OPTIONS"
and "NON-STATUTORY STOCK OPTIONS (NSO)."

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is hereby incorporated by reference from the  Registrant's  definitive  Proxy Statement under the caption  "RELATED PARTY
TRANSACTIONS."

                                     PART IV

ITEM 13.    FINANCIAL STATEMENTS, EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)         (1)   FINANCIAL STATEMENTS

                  The following  financial  statements  (including notes thereto and the Independent  Auditors'  Report with respect  thereto), are  filed  as part  of  this  annual  report  on Form  10-KSB starting on page F-1 hereof:

                  Independent Auditors' Reports.

                  Consolidated Balance Sheets at January 31, 2001 and 2002.

                  Consolidated  Statements  of  Operations  for  each of the two years in the period ended January 31, 2002.

                  Consolidated  Statements of  Stockholders'  Equity for each of the two years in the period ended January 31, 2002.

                  Consolidated  Statements  of Cash  Flows  for  each of the two years in the period ended January 31, 2002.

                  Notes to Consolidated Financial Statements.

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

                              PUROFLOW INCORPORATED

          By:               /s/Michael H. Figoff                  April 25, 2002
                  ------------------------------------------
          Michael H. Figoff
          President/Chief Executive Officer
          Director

Pursuant to the requirement of the Securities  Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the date indicated.

          By:               /s/Michael H. Figoff                  April 25, 2002
                  ------------------------------------------
          Michael H. Figoff
          President/Chief Executive Officer
          Director

          By:               /s/Travis Bradford                    April 25, 2002
                  ------------------------------------------
          Travis Bradford
          Vice Chairman of the Board

          By:               /s/Tracy K. Pugmire                   April 25, 2002
                  ------------------------------------------
          25, 2002
          Dr. Tracy K. Pugmire
          Director

          By:               /s/Warren Lichtenstein                April 25, 2002
                  ------------------------------------------
          25, 2002
          Warren Lichtenstein
          Director

          By:               /s/Robert A. Smith                    April 25, 2002
                  ------------------------------------------
          25, 2002
          Robert A. Smith
          Director

          By:               /s/Josh Schechter                     April 25, 2002
                  ------------------------------------------
          25, 2002
          Josh Schechter
          Director

                                       10

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Puroflow Incorporated

We have  audited  the  accompanying  consolidated  balance  sheets  of  Puroflow
Incorporated (a Delaware corporation),  and subsidiaries at January 31, 2002 and
2001,  and the related  consolidated  statements  of  operations,  stockholders'
equity and cash flows for the years then  ended.  These  consolidated  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

We  conducted  our audits in  accordance  with  accounting  standards  generally accepted in the United States.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes  assessing the accounting  principles  used and  significant estimates  made by  management,  as well as  evaluating  the  overall  financial statement  presentation.  We believe that our audits provide a reasonable  basis for our opinion.

In our opinion, the consolidated  financial statements referred to above present
fairly,  in  all  material   respects,   the  financial   position  of  Puroflow
Incorporated  and  Subsidiaries at January 31, 2002 and 2001, and the results of their  operations  and their cash  flows for the years then ended in  conformity with accounting principles generally accepted in the United States.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

March 28, 2002

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           January 31, 2001 and 2002

                                                                                          2001                       2002
                                                                                  -------------------         ------------------
CURRENT ASSETS:
     Cash, Note 7                                                                            $ 8,250                  $ 123,330
     Accounts receivable, net of allowance for doubtful accounts of
     $25,000 at January 31, 2001 and $48,000 at January 31, 2002                           1,704,567                  1,088,187
     Deferred tax benefit, current, Note 5                                                   136,528                    145,235
     Inventories, Note 1                                                                   2,016,792                  2,159,755
     Prepaid expenses and deposits                                                           114,068                    123,986
                                                                                  -------------------         ------------------

        TOTAL CURRENT ASSETS                                                               3,980,205                  3,640,493
                                                                                  -------------------         ------------------

PROPERTY AND EQUIPMENT -Note 1
      Leasehold improvements                                                                  62,834                     63,914
      Machinery and equipment                                                              3,622,541                  3,669,356
      Tooling and dies                                                                       376,307                    397,205
      Construction in progress                                                                     -                    106,854
                                                                                  -------------------         ------------------
                                                                                           4,061,682                  4,237,329
      Less accumulated depreciation
       and amortization                                                                    3,366,441                  3,546,793
                                                                                  -------------------         ------------------

NET PROPERTY AND EQUIPMENT                                                                   695,241                    690,536
                                                                                  -------------------         ------------------

DEFERRED TAX BENEFIT, NOTE 5                                                                 590,165                    589,985
OTHER ASSETS, NOTE 1                                                                         339,762                     29,722
                                                                                  -------------------         ------------------

TOTAL ASSETS                                                                             $ 5,605,373                $ 4,950,736
                                                                                  ===================         ==================

CURRENT LIABILITIES:
    Line of credit, Note 2                                                                 $ 544,000                  $ 510,000
    Notes payable, current, Note 3                                                            48,000                     17,133
    Current portion of capital lease, Note 3                                                       -                      6,299
    Bank overdraft                                                                            34,698                          -
    Accounts payable                                                                         506,207                    402,773
    Accrued expenses                                                                         429,986                    516,664
                                                                                  -------------------         ------------------

TOTAL CURRENT LIABILITIES                                                                  1,562,891                  1,452,869
                                                                                  -------------------         ------------------

LONG TERM DEBT, Note 3                                                                        44,200                     18,473

COMMITMENTS AND CONTINGENCIES Note 6

STOCKHOLDERS' EQUITY, Note 4 and Note 9

  Preferred stock, par value $.10 per share
     Authorized - 33,333 shares. Issued - None
  Common stock, par value $.15 per share
     Authorized - 800,000 shares.
     Outstanding 493,273 shares at January 31, 2001
     and 494,306 shares at January 31, 2002                                                  433,967                    433,967
   Additional paid-in capital                                                              5,141,767                  5,141,767
   Accumulated deficit                                                                    (1,538,533)                (2,057,421)
   Less:
          Notes receivable from stockholders                                                  (6,000)                    (6,000)
          Treasury stock at cost                                                             (32,919)                   (32,919)
                                                                                  -------------------         ------------------
TOTAL STOCKHOLDERS' EQUITY                                                                 3,998,282                  3,479,394
                                                                                  -------------------         ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 5,605,373                $ 4,950,736
                                                                                  ===================         ==================

     See independent auditors' report and notes to the financial statements.

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended January 31, 2001 and 2002

Years ended January 31,                                      2001            2002
                                                         -----------    -----------

Net sales                                                $ 7,260,046    $ 7,236,058
Cost of goods sold                                         5,071,239      5,137,157
                                                         -----------    -----------

Gross profit                                               2,188,807      2,098,901

Selling, general and administrative expenses               1,517,863      1,728,216
                                                         -----------    -----------

Operating income                                             670,944        370,685

Other income and (expense)
  Other income                                                10,999          2,092
  Interest expense                                           (61,940)       (46,979)
                                                         -----------    -----------

Income before tax from continuing operations                 620,003        325,798

Income tax expense                                           248,000        130,000
                                                         -----------    -----------

Net income from continuing operations                    $   372,003    $   195,798
                                                         -----------    -----------

Loss from discontinued operations, Note 11                  (268,129)      (154,686)
Loss from disposal of discontinued operations, Note 11      (126,000)      (560,000)
                                                         -----------    -----------
Net loss                                                 $   (22,126)   $  (518,888)
                                                         ===========    ===========

Basic earnings per share, continuing operations          $      0.74    $      0.40
Basic earnings per share, discontinued operations        $     (0.79)   $     (1.45)
                                                         -----------    -----------
Total                                                    $     (0.04)   $     (1.05)
                                                         ===========    ===========

Diluted earnings per share, continuing operations        $      0.74    $      0.40
Diluted earnings per share, discontinued operations      $     (0.78)   $     (1.45)
                                                         -----------    -----------
Total                                                    $     (0.04)   $     (1.05)
                                                         ===========    ===========

Weighted average number of shares, basic                     501,395        493,273
                                                         ===========    ===========

Weighted average number of shares, diluted                   502,364        494,306
                                                         ===========    ===========

    See independent auditors' report and notes to the financial statements.

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended January 31, 2001 and 2002

                                                                                                 NOTES
                                                                                               RECEIVABLE
                                                                                                 FROM
                                                      COMMON      ADDITIONAL     ACCUMULATED  STOCKHOLDERS
                                                       STOCK        PAID-IN        DEFICIT    AND TREASURY
                                                     PAR VALUE      CAPITAL         TOTAL         STOCK          TOTAL
                                                   =============  ==========     ===========  =============   ============

Balance at January 31, 2000                       $   441,277    $ 5,682,729    $(1,516,407)   $  (587,191)   $ 4,020,408

Reversal of Notes receivable on
stock purchase and retirement of shares, Note 8        (7,310)      (540,962)         --           548,272           --

Net loss                                                 --            --           (22,126)         --           (22,126)
                                                  -----------    -----------    -----------    -----------    -----------

Balance at January 31, 2001                           433,967      5,141,767     (1,538,533)       (38,919)   $ 3,998,282

Net loss                                                 --            --          (518,888)         --          (518,888)
                                                  -----------    -----------    -----------    -----------    -----------

Balance at January 31, 2002                       $   433,967    $ 5,141,767    $(2,057,421)   $   (38,919)   $ 3,479,394
                                                  ===========    ===========    ===========    ===========    ===========

    See independent auditors' report and notes to the financial statements.

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                     C6ONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended January 31, 2001 and 2002

Years ended January 31,                                             2001        2002
                                                                ---------    ---------

CASH AT BEGINNING OF YEAR                                       $  56,829    $   8,250

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          (22,126)    (518,888)
Adjustments to reconcile net loss to net cash provided
by operating activities:
  Depreciation and amortization                                   273,655      490,392
  Provision for losses on accounts receivable                      33,142       55,459
Changes in operating assets and liabilities:
  Advances to officers & employees                                975         --
  Accounts receivable                                            (145,262)     560,921
  Inventories                                                    (275,704)    (142,963)
  Prepaid expenses and deposits                                    (6,604)      (9,918)
  Deferred taxes                                                   (2,366)      (8,527)
  Accounts payable and accrued expenses                           182,610      (16,756)
                                                                ---------    ---------
             Net cash provided by operating activities             38,320      409,720

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                             (68,397)    (144,953)
                                                                ---------    ---------
              Net cash used for investing activities              (68,397)    (144,953)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Bank overdraft                                                   34,698      (34,698)
  Advances (payments) on credit line                               44,000      (34,000)
  Principal payments on capital lease                                --         (5,922)
  Principal payments on notes payable                             (97,200)     (75,067)
                                                                ---------    ---------
             Net cash used for financing activities               (18,502)    (149,687)
                                                                ---------    ---------

NET INCREASE (DECREASE) IN CASH                                   (48,579)     115,080
                                                                ---------    ---------

CASH AT END OF YEAR                                             $   8,250    $ 123,330
                                                                =========    =========

    See independent auditors' report and notes to the financial statements.

NOTE 1        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION
------------

Puroflow  Incorporated was organized on May 15, 1961 under the laws of the State of Delaware.  Puroflow Incorporated and its wholly owned subsidiaries  (together referred  therein as the  "Company")  specializes  primarily  in  designing  and manufacturing  automotive  airbag  filters  and high  performance  filters.  The
Company is located in Sun Valley,  California,  and does business with customers throughout the world, most of which are located in the United States.

CONSOLIDATED SUBSIDIARIES
-------------------------

The  consolidated  financial  statements  include the accounts of the  Company's wholly owned  subsidiaries,  Puroflow  Corporation,  Decca  Valves  Corporation,
Michigan Dynamics, Inc., and Ultra Dynamics Corporation.  Material inter-company transactions and balances have been eliminated.  Puroflow  Corporation  acquired
Quality  Controlled  Cleaning  Corporation  (QCCC) on January  31, 1999 and this corporation has been discontinued. (See Note 11).

INVENTORIES
-----------

Inventories  are stated at the lower of cost of market on a first-in,  first-out basis, and consist of the following items:

                                                         January 31,           January 31,
                                                            2001                  2002
                                                      ================       ===============
            Raw materials and purchased parts         $    1,263,199         $  1,417,418
            Work in progress                                 394,580              376,047
            Finished goods                                   359,013              366,290
                                                         -------------         -------------
            Total                                     $    2,016,792         $  2,159,755
                                                         =============         =============

PROPERTY AND EQUIPMENT
----------------------
Depreciation  and  amortization  of property and equipment is computed using the straight-line method based upon the estimated useful lives of the assets, except for leasehold  improvements  which are amortized over the shorter of the life of the lease or the improvements. The estimated useful lives are as follows:

                              Classification                 Life
                       ============================    ================
                       Machinery and equipment            5-15 years
                       Tooling and dies                    5 years
                       Leasehold improvements              5 years

REVENUE RECOGNITION
-------------------
Revenue is recognized when finished products are shipped.

INCOME TAXES
------------
The Company complies with Financial Accounting Standards No. 109, Accounting for
Income Taxes.

CASH FLOWS
----------
For the purpose of the  statement  of cash flows,  the  Company  considers  cash equivalents  to  include  cash  only and to  exclude  any  near-cash  short-term investments.

ESTIMATES
---------
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
---------------------------------
Research  and  development   expenditures  are  expensed  as  incurred  and  are
approximately as follows for the years ended January 31,

                               2001                    2002
                        ==================      =====================
                          $  131,000              $   137,600
                        ==================      =====================

EARNINGS PER SHARE
------------------

In the first  quarter of the year ended  January 31, 1999,  the Company  adopted
Statement of Financial  Accounting  Standards No. 128, "Earnings per Share" (FAS
128),  which  supersedes  Accounting  Principles Board Opinion No. 15. Under FAS
128,  basic  earnings  per  common  share is  computed  by  dividing  net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were  exercised  or  converted  into common stock or resulted in the issuance of common stock.

INTANGIBLE ASSETS
-----------------

Intangible  assets include goodwill and non-compete  agreement  resulting from a business  acquired.  That business has been  discontinued  (See Note 11) and the goodwill was written down to $0 in  recognition  of its  impairment.  That write down totaled  $275,120  and is included in the loss on disposal of  discontinued
operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

The carrying amount of certain of the Company's financial instruments, including accounts  receivable and accounts  payable,  approximates  fair value due to the relatively  short  maturity of such  instruments.  The Company's  long-term debt approximates fair value.

SEGMENT REPORTING
-----------------

Due to  the  discontinuance  of  the  Quality  Controlled  Cleaning  Corporation
business segment, the Company operates in only one business segment.

NOTE 2 - LINE OF CREDIT

The Company has a  $1,000,000  revolving  credit line  maturing on December  17,
2002. This credit line bears interest at the rate of prime plus 0.25% per annum, and is secured primarily by the Company's  accounts  receivable and inventories.
The  terms  of this  loan  agreement  contains  certain  restrictive  covenants, including  maintenance  of minimum  working  capital,  net worth,  and ratios of current  assets to current  liabilities  and debt to net worth.  At January  31,
2002,  the Company was in  compliance  with all covenants on the line of credit.
The balance  outstanding was $544,000 and $510,000 at January 31, 2001 and 2002,
respectively.

Subsequent to the 2002 year-end,  the Company  re-structured its credit facility that is comprised of two  revolving  credit  agreements  with one bank.  The new structure is not  contingent on the Company's  level of accounts  receivable and offers a revolving  $1,000,000 line of credit.  One agreement is a $250,000 term note that is payable over four years that  expires in March 2006,  and the other is a $750,000  line of credit that  expires in  December  2002.  The  agreements provide for  borrowings  at prime plus 0.25% per annum and they contain the same restrictive  covenants as above.  The Company was in compliance  with all of its covenants on the credit facility.

                        See independent auditors' report

NOTE 3 - LONG-TERM DEBT
-----------------------

                                                                          January 31,      January 31,
                                                                             2001             2002
                                                                         ===========       ===========

     Note  payable  to a bank  bearing  interest  at prime  plus
     1.5%  payable  in principal monthly payments of $3,933,
     maturing in April 2003.                                               $92,200          $17,133

     Capital lease on a computer system with an imputed rate of interest of 9.2% with monthly payments of $693 maturing in
     July 2005                                                                 -             24,772
                                                                         -----------      ------------

                                                                            92,200           41,905

     Less current portion                                                   48,000           23,432
                                                                         -----------      ------------

     Long-term debt                                                        $44,200          $18,473
                                                                         ===========      ============

Maturities of long-term debt is as follows:

                2003                       $     23,432
                2004                              7,571
                2005                              7,513
                2006                              3,389
                                              -------------
                                           $     41,905
                                              =============

Assets under the capital lease totaled $30,694 at January 31, 2002.

Interest paid in cash totaled as follows for the years ended January 31,

                              2001                     2002
                         ===============          =============

                          $    61,940              $   46,979
                         ===============          =============

NOTE 4 - STOCK OPTION PLANS
---------------------------

In August 2001, the Company  implemented a new Incentive Stock Option Plan which provides  options to purchase up to 33,333 shares of the Company's  Common Stock for officers,  directors,  and key employees,  at an exercise price equal to the fair market value on the date of grant as  determined by the Board of Directors.
The shares  issued under the Option Plan shall become  vested over periods up to three years. As of January 31, 2002,  there were 33,333 option shares  available for grant.

Under a previous plan, the Company had issued stock options to certain officers, directors,  and key  employees  to purchase  shares of its Common  Stock  within prescribed periods at prices that varied between $3.75 to $12.15 per share. This plan was terminated  upon the  consummation  of the August 2001 Incentive  Stock
Option Plan.  As of January 31, 2002,  there were options for 12,507 shares held and options for 10,868 shares available for exercise.

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
2002.

                        See independent auditors' report

NOTE 5 - INCOME TAXES
---------------------
The following is a reconciliation of the tax provision, computed by applying the statutory  federal  income  tax  rates  and the  income  tax  provision  per the financial statements for the years ended January 31,

                                                 2001         2002
                                              =========     ========

Income tax provision at 34%                   $ 210,801    $ 110,771
Other                                            32,026       50,017
Benefit of net operating loss carryforwards        --           --
                                              ---------    ---------

Current federal tax provision, continuing
operations                                      242,847      160,778
Tax benefit, discontinued operations           (248,000)    (126,000)
Change in valuation allowance                     5,173      (30,778)
State franchise taxes                             4,474        4,000
                                              ---------    ---------
Provision for income tax                      $   4,474    $   4,000
                                              =========    =========

During the years ended January,  31, 2002 and 2001, the Company paid cash income taxes of $4,000 and $4,800  respectively.  Deferred  tax  benefits  reflect  the impact of loss  carryforwards and temporary  differences  between the assets and liabilities  recorded for financial  reporting purposes and tax purposes.  These differences are as follows:

                                                  2001           2002
                                              ===========    ===========

Allowance for doubtful accounts               $    10,710    $    20,563
Allowance for inventory obsolescence               12,852         12,852
Vacation accrual                                   36,414         36,414
Inventory uniform capitalization                   56,159         43,620
Loss on disposal of discontinued operations        90,393        101,786
Less valuation allowance                          (70,000)       (70,000)
                                              -----------    -----------

    Current                                       136,528        145,235
                                              ===========    ===========

Tax loss carryforward                             999,197      1,020,155
Depreciation and amortization                    (137,051)      (163,590)
Other                                              11,846        (13,531)
Less valuation allowance                         (283,827)      (253,049)
                                              -----------    -----------

    Non-current                               $   590,165    $   589,985
                                              ===========    ===========

Realization of the deferred benefit is contingent upon future taxable  earnings.
For the year ending January 31, 2002 the Company reduced its valuation allowance by  $30,778.  For the year  ended  January  31,  2001 the  Company  reduced  its valuation  allowance  by $5,173.

The Company  estimates it has  available  net operating  loss  carryforwards  of approximately  $ 2,968,004  for federal  income tax  purposes  and $ 124,823 for state  income tax  purposes  at January  31,  2002.  The  Company's  federal net operating loss carryforwards  expire from 2008 to 2020, State net operating loss carryforwards expire in 2005.

                        See independent auditors' report

NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

OPERATING LEASES
----------------

The Company moved into a new facility  under a  non-cancelable  lease  agreement commencing  December 2001 which expires in March 2012.  The Company is committed to minimum payments under this lease as follows:

                             Twelve Months Ending January 31,
                             ================================

                               2003            $  262,500
                               2004               300,000
                               2005               300,000
                               2006               315,000
                               2007               324,000
                             Thereafter         1,696,500
                                               ==========
                               TOTAL           $3,198,000
                                               ==========

Total rental expense under facility  leases  (including  expenses) is as follows for the years ending January 31,

                               2001                 2002
                             ==========      ===============

                             $384,840           $ 408,000
                             ==========      ===============

LEGAL MATTERS
-------------

At January  31,  2002 the  Company is party to two legal  proceedings,  one as a plaintiff  and one as a  defendant  that  have  arisen in the  normal  course of business. In its single matter in which it is a defendant management believes it has substantial and meritorious defenses.  Management further believes that this matter  will not have a  material  adverse  affect on the  Company's  results of operations, liquidity or financial position.

NOTE 7 - CONCENTRATIONS
-----------------------

MAJOR CUSTOMER INFORMATION
--------------------------

Concentration  of sales in the Company's three largest  customers was $4,054,506 for the year ending  January 31, 2001 and $4,465,971 for the year ending January
31, 2002.

CONCENTRATION OF CREDIT RISK
----------------------------

Concentration  of  receivables  due from the  Company's  largest  customers  was
$804,207  for the year ending  January 31, 2001 and $576,335 for the year ending
January 31, 2002.

The Company  performs  credit  evaluations  and  analysis of amount due from its customers;  however, the Company does not require collateral. Credit losses have been within management's  expectations and an estimate of uncollectable accounts has been provided for in the financial statements.

MAJOR SUPPLIERS
---------------

The Company is dependent on one supplier for the majority of its material  needs for automotive airbag filter production.

CASH IN BANK
------------

At January  31,  2002,  the  Company  had cash in a bank in excess of  federally insured limits of approximately $23,330.

                        See independent auditors' report

NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

On August 24, 1998,  the Company  issued an 8-K report stating that the Board of
Directors has  authorized the issuance of 66,667 shares of common stock for sale to  directors,  officers and  employees.  The Company sold 62,667 shares of this common stock and received  proceeds of $705,000 divided between $147,000 in cash and $558,000 in notes  receivable.  The notes receivable bore interest at 5% and were due on August 2001. There is one remaining  shareholder that the Company is pursuing to retire the shares and forgive  the note.  During the 3-month  period from August 1, 1998 through October 31, 1998, the Company purchased 3,233 shares of  common  stock  for a total  cost of  $32,919  from  the open  market  and is presently holding them as treasury stock.

On February 17, 2000,  the Board  entered into a plan to retire 61,333 shares of its common stock,  from shares issued August 24, 1998 in return for cancellation of notes received by the Company from  employees and board members.  The Company received and retired 48,735 shares of common stock.

NOTE 9 - EARNINGS PER SHARE
---------------------------

Reconciliation   of  basic  and  diluted   earnings  per  share  for  continuing
operations:
                                                                                                                                           PER SHARE
                                                    INCOME        SHARES          AMOUNT
                                                   ========      =========      ==========
       YEAR ENDED JANUARY 31, 2001
      --------------------------------------
         Basic earnings (loss) per share           $372,003        501,395       $   0.74

         EFFECT OF DILUTIVE SECURITIES
         -----------------------------

         Stock options                                                 969         --
                                                   --------       --------       --------
         Diluted earnings (loss) per share         $372,003        502,364       $   0.74
                                                   ========       ========       ========
         YEAR ENDED JANUARY 31, 2002
         -----------------------------

         Basic earnings (loss) per share           $195,798        493,273       $   0.40

         EFFECT OF DILUTIVE SECURITIES
         -----------------------------
         Stock options                                               1,033           --
                                                   --------       --------       --------
         Diluted earnings per share                $195,798        494,306       $   0.40
                                                   ========       ========       ========

Basic  earnings  per  share is based on the  weighted  average  number of shares outstanding.  Diluted  earnings  per share  include  the effect of common  stock equivalents when dilutive.

NOTE 10 - RETIREMENT PLAN
-------------------------

The Company has a defined  contribution  401(k)  covering all employees who have completed one year of service. The Company makes "matching" contributions of 10%
of  the  participant's  deferral  amount,  limited  to 5% of  the  participant's eligible compensation for the year.

The Company  may also make  discretionary  contributions  to the plan based upon participant  compensation  and net profits.  During the years ended  January 31,
2001 and January 31,  2002,  the Company  contributed  $ 8,427 and $8,161 to the
Plan respectively. The Company's maximum contribution is limited to 1/2 of 1% of the employee's compensation.

NOTE 11 - DISCONTINUED OPERATIONS
---------------------------------

As of January 31, 2002 the Company  elected to shut down its Quality  Controlled
Cleaning  division and all  operations  have been  reclassified  under loss from discontinued  operations in fiscal years 2001 and 2002. The Company has provided for its estimated loss on the Quality  Controlled  Cleaning  division during the phase-out  period  which it  expects  will end  during  fiscal  year  2003.  The provision is $339,880 and is included in accrued expenses.

As of  January  31,  2001 the  Company  elected  to shut down its  International division and all operations have been reclassified  under loss from discontinued
operations in fiscal year 2001.  The division was  completely  shuttered  during fiscal 2002 and no additional  losses were realized beyond those provided for at
January 31,

                        See independent auditors' report

2001. The amount  provided for at January 31, 2001 was $211,000 and was included in accrued expenses at that date.

The following presents the results of operations for discontinued operations for the years ending January 31,

                                                       2001            2002
                                                  --------------    -----------
      Revenues                                    $      974,446      $ 179,421
                                                  ==============     ===========
      Operating Loss                              $     (426,655)     $(225,686)
      Tax Benefit                                 $      158,526      $  71,000
                                                  --------------     -----------
      Loss from discontinued operations           $     (268,129)     $(154,686)
                                                  ==============     ==========

At  January  31,  2002  the  balance  sheet  includes  assets  for  discontinued
operations of approximately  $30,000 which approximates the net realizable value of accounts  receivable and inventories  less the estimated loss expected during the phase-out period.

At  January  31,  2001  the  balance  sheet  includes  assets  for  discontinued
operations of approximately $184,000 which approximates the net realizable value of accounts  receivable and inventories  less the estimated loss expected during the phase-out period.

                        See independent auditors' report

                              PUROFLOW INCORPORATED

                                INDEX TO EXHIBITS

This Index is filed in response to Item 13 and the following documents are filed as Exhibits in response to Item 13 as required by Item 601 of Regulation S-B:

   Exhibit         Description
     No.
================================================================================

     3.1            Certificate of Incorporation(1)

     3.2            Bylaws(1)

    10.1            Asset Purchase  Agreement  dated  September 29, 1992 between the Company and Engineered  Magnetics,  Inc. for sale of the
                    CPI Division(5)

    10.2            Asset  Purchase  Agreement  dated as of April 30, 1992 among the  Company,  Michigan  Dynamics,  Inc. and  consented  and
                    agreed  to  by  Fuji  Filter   Manufacturing  Co.  Ltd.  and
                    consented to by NBD Bank, N.A.(2)

    10.3            Lease  Agreement  dated  April 6, 1984 for  premises at 1631
                    10th Street, Santa Monica, California(1)

    10.4            Lease  Agreement  dated  August 1, 1985 for premises at 1648
                    10th Street, Santa Monica, California(1)

    10.5            Lease Agreement dated November 10, 1992 for premises at 1558
                    10th Street, Santa Monica, California(5)

    10.6            Employment Agreement dated March 1, 1993 between the Company and Joseph B. Jasso(5)

    10.7            Employment Agreement dated March 1, 1993 between the Company and Michael H. Figoff(5)

    10.8            Employment  Agreement  dated  February  14, 1991 between the
                    Company and Robert A. Smith(1)

    10.9            1991 Key Employee Incentive Stock Option Plan(1)

   10.10            Form of Stock Option  Agreement  under the 1991 Key Employee
                    Incentive Stock Option Plan(1)

   10.11            Form of  Directors  Stock  Option  Agreement  dated  July 9,
                    1987(1)

   10.12            Form of Directors Stock Option  Agreement dated February 14,
                    1991(1)

   10.13            Letter  Agreement  and related note payable to Imperial Bank dated March 17, 1993(5)

   10.14            Note payable to Imperial Bank dated March 17, 1993(5)

   10.15            Security and Loan  Agreement  with Imperial Bank dated March
                    17, 1993(5)

   10.16            Letter dated May 14, 1993 waiving  compliance with covenants contained in the Credit Terms and Conditions  Agreement with
                    Imperial Bank dated July 24, 1989(5)

   10.17            Lease dated  January 13, 1992 between the Company and Jerome and Faith Pearlman(3)

   10.18            Settlement Agreement with Stroock & Stroock & Lavan, special counsel to the Registrant, dated November 17, 1992(4)

   10.19            Agreement  between  Registrant and Alpine Service Ltd. dated
                    June 30, 1993 for the private  placement of 1,000,000 shares pursuant to Regulation "S" of the Securities Act of 1933, as amended(6)

   10.20            Note payable to Imperial Bank dated November 5, 1993(7)

   10.21            Note payable to Imperial Bank dated November 5, 1993(7)

   10.22            Security  and  Loan   Agreement  with  Imperial  Bank  dated
                    November 5, 1993(7)

   10.23            Stipulation for immediate  appointment of Receiver on behalf of Imperial Bank dated May 1, 1995(8)

   10.24            Stipulation re: First Amendment to Order Appointing Receiver
                    dated September 5, 1995(8)

   10.25            First  Amendment to Stipulation re: First Amendment to Order
                    appointing Receiver dated January 16, 1996(8)

   10.26            Sublease  dated July 27, 1995 between  Kaiser  Marquardt and the Company with  sublease  guarantor  Kaiser  Aerospace and
                    Electronics(8)

      21            Subsidiaries of the Company (filed herewith)

--------------------------------------------------------------------------------
  (1)               Incorporated  by  reference  to the  Company's  Registration
                    Statement  on  Form  S-1,  filed  with  the  Securities  and
                    Exchange  Commission on October 15, 1991,  Registration  No.
                    33-43228.

  (2)               Incorporated   by  reference  to  Amendment  No.  1  to  the
                    Company's Registration Statement on Form S-1, filed with the
                    Securities   and  Exchange   Commission  on  May  14,  1992,
                    Registration No. 33-43225.

  (3)               Incorporated  by reference to the Company's  Form 10-K filed with the  Securities  and Exchange  Commission  on April 29,
                    1992.

  (4)               Incorporated  by reference to the Company's  Form 10-K filed with the Securities and Exchange  Commission on December 15,
                    1992.

  (5)               Incorporated  by reference to the Company's  Form 10-K filed with the Securities and Exchange Commission on May 15, 1993.

  (6)               Incorporated  by reference to the Company's  Form 10-Q filed with the Securities and Exchange Commission on September 10,
                    1993.

  (7)               Incorporated  by reference to the Company's  Form 10-Q filed with the Securities and Exchange  Commission on December 12,
                    1993.

  (8)               Incorporated  by reference to the Company's  Form 10-K filed with the  Securities  and Exchange  Commission  on April 25,
                    1996.