Form 10KSB/A
period 2002-01-31
PUROFLOW INC
filed 2002-05-31
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

               ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended January 31, 2002
                                       or
          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
                        For the transition period from to

                           Commission File No. 0-5622

                              PUROFLOW INCORPORATED
            ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                        13-1947195
----------------------------------------------   ------------------------------------
(State or other jurisdiction of incorporation    (I.R.S. Employer Identification No.)
 or organization)

 10616 Lanark Street,  Sun Valley,  California              91352
----------------------------------------------   ------------------------------------
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  (818) 504-4000

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

Number of shares of Common Stock outstanding as of March 31, 2002: 494,306

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain  information  regarding the directors and the executive officers of the Company:

Name                               Age         Positions with the Company
----                               ---         --------------------------
Michael H. Figoff                  59          Director, CEO and President
Travis Bradford                    30          Director, Chairman of the Board
Warren G. Lichtenstein             37          Director
Glen Kassan                        58          Director
Dr. Tracy Kent Pugmire             71          Director
Josh Schechter                     29          Director
Robert A. Smith                    61          Director
Wayne Conner                       54          Vice President of Engineering
Dale Livingston                    63          Vice President of Operations

     The business  experience  of each of the persons  listed above for at least five years is as follows:

     Michael H. Figoff has served as President and Chief  Executive  Officer and
Director of the Company  since May 1995.  Mr.  Figoff joined the Company in 1988 and has  previously  served as its  Executive  Vice  President  and  Director of
Marketing. Prior to joining the Company, Mr. Figoff served in various capacities with Lockheed Martin, Textron, Fairchild and Ferranti International.  Mr. Figoff
received his B.S. degree in Business  Administration from Woodbury University in
1973.

     Travis  Bradford has been a Director of the Company since  February 1, 2001 and Chairman of the Board of Directors  since August 28, 2001. Mr.  Bradford has been a strategic and  operational  consultant  for over 10 years.  He has been a
Vice  President of Steel  Partners  Services,  Ltd.,  a management  and advisory company that provides services to Steel Partners II, L.P. ("Steel"),  since June
1999. From March 1997 to May 1999 he was a member of Holding Capital Group, LLC, an equity investment  group. Mr. Bradford received his B.B.A.  degree in Finance from  Georgia  State  University  in 1992 and his M.B.A.  degree in Finance  and
Management from Stern School of Business at New York University in 1996. He also attended the Ph.D.  program at the  University of Chicago  studying  finance and economics.

     Warren G.  Lichtenstein  has  served as a  Director  of the  Company  since
September 16, 1999.  Mr.  Lichtenstein  has served as the Chairman of the Board,
Secretary and the Managing Member of Steel Partners, L.L.C., the general partner of Steel,  since January 1, 1996.  Prior to such time, Mr.  Lichtensten  was the
Chairman and a Director of Steel  Partners,  Ltd., the general  partner of Steel
Partners  Associates,  L.P.,  which was the  general  partner of Steel from 1993 until  prior to January  1,  1996.  Mr.  Lichtenstein  was the  acquisition/risk arbitrage analyst at Ballantrae Partners, L.P., a private investment partnership
formed  to  invest  in  risk  arbitrage,   special  situations  and  undervalued
companies,  from 1988 to 1990.  Mr.  Lichtenstein  has served as a  Director  of
WebFinancial  Corporation,  a consumer and commercial lender,  since 1996 and as its President and Chief  Executive  Officer since  December 1997. He served as a
Director and the Chief Executive Officer of Gateway Industries, Inc., a provider of database development and Web site design and development services, since 1994 and as the Chairman of the Board since 1995.  Mr.  Lichtenstein  has served as a
Director  and the  President  and  Chief  Executive  Officer  of CPX,  Corp.,  a
financial  advisory and management  company since June 1999 and as its Secretary and  Treasurer  since May 2001.  He has also  served as Chairman of the Board of
Directors of Caribbean  Fertilizer  Group Ltd., a private company engaged in the production of agricultural products in Puerto Rico and Jamaica, since June 2000.
Mr.  Lichtenstein  is a Director of SL  Industries,  Inc.,  a  manufacturer  and marketer of Power and Data Quality systems and equipment.  Mr.  Lichtenstein has served as Chairman of the Board and as Chief Executive Officer of SL Industries,
Inc. since January 24, 2002 and February 4, 2002, respectively. Mr. Lichtenstein is also a Director of the following publicly held companies: TAB Products Co., a document management company; Tandycrafts, Inc., a manufacturer of picture frames and framed  art;  United  Industrial  Corporation,  a designer  and  producer of defense, training,  transporation and energy systems; ECC International Corp., a
manufacturer  and  marketer  of  computer-controlled   simulators  for  training
personnel to perform  maintenance and operator  procedures on military  weapons;
and US Diagnostic Inc., an operator of outpatient medical diagnostic imaging and related facilities.

     Glen Kassan has been a Director of the Company  since August 28, 2001.  Mr.
Kassan has served as Executive Vice President of Steel Partners Services,  Ltd.,
a management  and advisory  company,  since June 2001 and Vice  President  since
October 1999. Steel Partners  Services,  Ltd.  provides  management  services to
Steel and other  affiliates of Steel.  Mr. Kassan has served as Vice  President,
Chief Financial Officer and Secretary of Gateway Industries, Inc., a provider of database  development and Web site design and development  services,  since June
2000.  He has  also  served  as Vice  President,  Chief  Financial  Officer  and
Secretary of WebFinancial  Corporation,  a commercial and consumer lender, since
June 2000.  Mr.  Kassan has served as Vice Chairman of the Board of Directors of
Caribbean  Fertilizer Group Ltd., a private company engaged in the production of agricultural products in Puerto Rico and Jamaica, since June 2000. Mr. Kassan is a Director and has served as President of SL  Industries,  Inc., a  manufacturer and marketer of Power and Data Quality  systems and  equipment  for  industrial, medical,  aerospace and consumer  applications,  since January 2002 and February
2002,  respectively.  From 1997 to 1998, Mr. Kassan served as Chairman and Chief
Executive Officer of Long Term Care Services, Inc., a privately owned healthcare services  company  which Mr. Kassan  co-founded in 1994 and initially  served as
Vice Chairman and Chief Financial Officer. Mr. Kassan is currently a Director of
Tandycrafts,  Inc.,  a  manufacturer  of  picture  frames and framed art and the
Chairman  of  the  Board  of US  Diagnostic  Inc.,  an  operator  of  outpatient diagnostic imaging.

     Dr. Tracy Kent  Pugmire has served as a Director of the Company  since June
1991.  Since April 1992,  Dr.  Pugmire  has served as an  independent  technical consultant.  Dr. Pugmire currently provides consulting services to Spincraft,  a
Division  of  Standex  International,  and  is  involved  with  the  design  and fabrication of the X-33 and X-34 rocket  vehicles.  Previously,  Dr. Pugmire was
Executive  Vice  President  of ARDE Inc.  and  worked as a Program  Manager  for several  companies  including TRW Space Systems  Division,  Technion Inc.,  AVCO
Missile and Space Systems (now a division of Textron),  General  Electric  Space
Sciences Laboratory, and Boeing Propulsion and Mechanical Systems Department.

     Josh  Schechter  has been a Director of the Company  since August 28, 2001.
Mr. Schechter has served as an Associate of Steel Partners Services,  Ltd. since
July 2001.  From March 1998 to June 2001, Mr.  Schechter was an Associate in the
corporate  finance group at Imperial Capital,  LLC, an investment  banking firm.
From August 1997 to February  1998, he was a Senior  Analyst at Leifer  Capital,
Inc., an investment  banking firm. From January 1996 to June 1997, Mr. Schechter was a Tax Consultant with Ernst & Young LLP. Mr.  Schechter  received his B.B.A.
and M.A. in  Professional  Accounting  from the University of Texas at Austin in
1995.

     Robert A. Smith has served as a Director  of the  Company  since July 1994.
Mr.  Smith had been  President of  Microsource  Incorporated,  a  subsidiary  of
Giga-tronics,  from  October  1998  until  May 2001  and  currently  serves  as
Microsource's  Vice Chairman.  Previously,  Mr. Smith served as President of the
Industrial  Products  Group of Haskel  International  Inc. from February 1995 to
January 1998;  President and Chief  Executive  Officer of Industrial  Tools Inc.
from January 1994 to February 1995;  President of Engineered  Filtration Company
from  October  1992 to  January  1994;  President  of  Puroflow  Corporation,  a
wholly-owned  subsidiary of the Company, from February 1991 to October 1992; and
President of RTS Systems  Incorporated  from May 1988 to February 1991, when the company was acquired by Telex Communications, Inc. Mr. Smith served as President of  Purolator  Technologies  Inc.  from 1980 to 1988 and  served as the  General
Manager of the Filter Division of HR Textron Inc. from 1964 to 1980.

     Wayne Conner has over 30 years of  filtration  experience  and has been the
Vice President of Engineering of the Company since July 1997. From 1990 to 1994,
Mr. Conner served as Senior Project  Engineer - New Product  Development for the
Hydraulic Filter Division of Parker Hannifin Corporation. Mr. Conner also served in various  capacities with Purolator  Technologies Inc. Mr. Conner received his
B.S. degree in Mechanical Engineering from Wayne State University in 1971.

     Dale  Livingston  has been the Vice  President of Operations of the Company since February 1998. From August 1995 until February 1998, Mr. Livingston served as Director of  Operations  of the  Company,  and from October 1989 until August
1995, he served as Production Manager of the Company. Mr. Livingston  previously served  in  various  capacities  with  Parker  Hannifin  Corporation,  Hydraulic
Research/Textron, Talley Corporation, The Marquardt Company and Teleflex Control
Systems.

Director Compensation

     Each outside  director of the Company  receives a $2,500  annual fee,  plus
$300 for each  formal  meeting  attended.  Directors  are  also  reimbursed  for reasonable  expenses  actually incurred in connection with attending each formal meeting  of the Board of  Directors  or any  committee  thereof.  The  Company's
outside  directors  are  currently  Messrs.  Bradford,   Lichtenstein,   Kassan,
Schechter and Smith and Dr. Pugmire.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section  16(a) of the Exchange Act requires  the  Company's  directors  and executive  officers  and  persons  who  beneficially  own  more  than 10% of the
Company's Common Stock (collectively,  the "Reporting Persons") to file with the
Commission (and, if such security is listed on a national  securities  exchange, with such exchange),  various reports as to ownership of such Common Stock. Such
Reporting Persons are required by Commission  regulations to furnish the Company with copies of all Section 16(a)  reports they file.  Based solely upon a review of copies of Section 16(a) reports and  representations  received by the Company from Reporting Persons, and without conducting any independent investigations of its own, the Company  believes  that no Reporting  Person  failed to timely file
Forms 3, 4, and 5 with the  Commission  during the fiscal year ended January 31,
2002.

ITEM 10.    EXECUTIVE COMPENSATION

Summary Compensation Table

     The following summary  compensation  table sets forth, for the fiscal years indicated,  the  aggregate  compensation  paid to or earned by the President and
Chief  Executive  Officer of the Company  and the four most  highly  compensated executive  officers of the Company (other than the President and Chief Executive
Officer)  whose total  annual  salaries  and bonuses  exceeded  $100,000 for the fiscal  years  ended  January  31,  2002,  2001 and 2000.  Please  note that the executive  officers  identified  are  collectively  referred  to as  the  "Named
Executive Officers".

                                                                     Long-Term
                                                                     Compensation
                                           Annual Compensation          Awards
                                                                      Securities
  Name and                     Fiscal                                 Underlying              All Other
  Principal Position           Year      Salary ($)   Bonus ($)      Options/SARs        Compensation $ (1)
  ------------------           ----      ----------   ---------      ------------        -------------------

Michael H. Figoff              2002         165,000       -                -                   28,657
  President and Chief          2001         165,000       -                -                   27,101
  Executive Officer            2000         165,000       -                -                   22,894

Wayne Conner                   2002         113,990       -                -                    8,215
  Vice President of            2001         106,391       -                -                    7,813
  Engineering                  2000         103,858       -                -                    7,849

Dale Livingston                2002         108,544       -                -                    6,828
  Vice President of            2001         102,400       -                -                    6,554
  Operations                   2000          99,542       -                -                    6,590

(1)  Represents  Company-reimbursed  automobile  expenses of such  executive and life and disability insurance premiums paid by the Company.

Option/SAR Grants in Fiscal Year

     No options were granted to any of the Named  Executive  Officers during the fiscal year ended January 31, 2002.

Aggregated  Option/SAR  Exercises  in  Last  Fiscal  Year  and  Fiscal  Year-End
Option/SAR Values

     The following  table provides  certain  information  regarding stock option ownership and exercises by the Named Executive  Officers,  as well as the number and assumed value of exercisable and unexercisable options held by those persons at January 31, 2002.

                          Number of Securities                    Value of Unexercised In
                          Underlying Unexercised                  The Money Options/SARs
Name                     Options/SARs at 01/31/02                     at 01/31/02($)(1)
----                     ------------------------                     ----------------
                        Exercisable     Unexercisable             Exercisable    Unexercisable
                        -----------     -------------             -----------    -------------
Michael Figoff                3,667                 -                   -                   -
Wayne Conner                  1,400               133                $816                   -
Dale Livingston                 734               266                   -                   -

(1)    Value of  unexercised  "in-the-money"  options is equal to the difference between the  closing  bid price per share of the Common  Stock on the OTC
       Bulletin Board at January 31, 2002 ($6.20) and the option  exercise price per share multiplied by the number of shares subject to options.

Senior Executive Bonus Plan

     The Compensation  Committee developed and approved a senior executive bonus plan on April 4, 2002. The senior executive bonus plan has specific  performance targets.  Bonuses are to be paid under the bonus plan only if performance  goals that were set at the beginning of the fiscal year are achieved by the end of the fiscal year. Accordingly,  the actual bonuses paid will vary depending on actual performance.  In general,  the  performance  goals set at the  beginning  of the fiscal  year were  linked to factors  such as annual  revenue,  earnings  before interest, taxes, depreciation and amortization (EBITDA) and equity. There was no such senior executive bonus plan in fiscal year 2002.

2001 Incentive Stock Option Plan

     In  August  2001,  the  Board of  Directors  adopted  and the  stockholders approved the 2001 Incentive Stock Option Plan (the "2001 Option Plan"). The 2001
Option  Plan was  authorized  to issue  options to  purchase a maximum of 33,333 shares of Common Stock.  The maximum number of shares may be adjusted in certain events,  such as a stock split,  reorganization or  recapitalization.  Employees
(including  officers  and  Directors  who are  employees)  of the Company or its subsidiaries  are  eligible to receive  incentive  stock  options.  In the event incentive  stock  options are granted,  the  aggregate  fair market value of the
Common Stock issuable  under such options for each optionee  during any calendar year cannot exceed $100,000. This limit does not apply to non-qualified options.
To the extent that an incentive stock option exceeds the $100,000 threshold, the excess will be treated as a non-qualified option.

     The Company will receive no monetary consideration for the grant of options under the 2001  Option  Plan.  In the case of an  incentive  stock  option,  the exercise price cannot be less than the fair market value (as defined in the 2001
Option  Plan) of the  Common  Stock on the date the  option is  granted.  If the optionee is a stockholder who  beneficially  owns 10% or more of the outstanding
Common Stock, the exercise price of incentive stock options may not be less than
110% of the fair market value of the Common Stock.  The term of an option cannot exceed ten years; provided,  however, that the term of options granted to owners of 10% or more of the  outstanding  shares of Common  Stock  cannot  exceed five years.

     The 2001 Option  Plan will  terminate  automatically  and no options may be granted after July 19, 2011 (the "Termination Date");  provided,  however,  that the 2001 Option Plan may be  terminated  by the Board of  Directors  at any time prior to the  Termination  Date.  Termination  of the 2001  Option Plan will not affect options that were granted prior to the Termination Date.

     As of January 31, 2002, there were no options granted under the 2001 Option
Plan.

1991 Incentive Stock Option Plan

     In 1991, the Board of Directors  adopted and the stockholders  approved the
1991 Incentive Stock Option Plan (the "1991 Option Plan"). Under the 1991 Option
Plan,  the  maximum  number of shares of Common  Stock  that may be  subject  to options may not exceed an  aggregate  of 33,333  shares.  The maximum  number of shares may be adjusted in certain events, such as a stock split,  reorganization or  recapitalization.  Employees  (including  officers  and  directors  who  are employees) of the Company or its subsidiaries are eligible to receive  incentive stock options, but may receive nonqualified options. Options may also be granted to other persons,  provided that such options shall be non-qualified options. In the event of incentive  options,  the aggregate  fair market value of the Common
Stock with respect to which such options become first  exercisable by the holder during any calendar  year cannot exceed  $100,000.  This limit does not apply to non-qualified  options.  To the  extent an  option  that  otherwise  would be an incentive  option  exceeds  this  $100,000  threshold,  it will be  treated as a non-qualified option.

     This plan was terminated  upon  consummation of the 2001 Option Plan. As of
January 31,  2002,  there were  options  for 12,507  shares held and options for
10,868 shares available for exercise.

Employment Agreements

     On March 1, 1993,  the Company  entered into an employment  agreement  with
Michael  Figoff  pursuant to which Mr.  Figoff  agreed to serve as the Executive
Vice  President of the Company for a term of five years at an annual base salary of $95,000.  Effective  February 14, 1994, Mr.  Figoff's  annual base salary was increased  to

$104,500.  Mr. Figoff was appointed  President of the Company in February  1995, and was appointed  President and Chief  Executive  Officer in May 1995. In April
1997,  Mr.  Figoff's  annual base salary was  increased to $165,000.  On June 9,
1998, the Company extended Mr. Figoff's employment  agreement for a term of five years at an annual base salary of $165,000.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The  following  table sets forth  certain  information  as of May 15,  2002 regarding the  beneficial  ownership of Common Stock by (A) each person known by the Company to own beneficially  more than five percent of the Common Stock, (B)
each  director  and  director  nominee  of the  Company,  (C) each of the "Named
Executive   Officers"   (as  defined  in  "Executive   Compensation   -  Summary
Compensation  Table"),  and (D) all executive  officers,  directors and director nominees of the Company as a group. Unless otherwise  indicated,  the address of each person named in the table below is c/o Puroflow Incorporated,  10616 Lanark
Street, Sun Valley, California 91352.

                                   Number of Shares          Percentage
                                     Beneficially           Beneficially
Name                                  Owned(1)                 Owned
                                      ----------            ------------
Steel Partners II, L.P.               175,840(2)                35.6%
Warren G. Lichtenstein                175,840(2)                35.6%
David S. Nagelberg                     30,623(3)                 6.2%
Michael H. Figoff                      18,534(4)                 3.7%
Robert A. Smith                         1,033(5)                    *
Dale Livingston                         6,453(6)                 1.3%
Dr. Tracy Kent Pugmire                  3,201(7)                    *
Wayne Conner                            4,733(8)                    *
Travis Bradford                             -(2)                    *
Glen Kassan                                 -(2)                    *
Joshua Schechter                            -(2)                    *
All directors and executive officers
as a group (nine persons)                209,794                41.3%

*      Less than 1%
(1)    As used in this table,  a  beneficial  owner of a security  includes  any person  who,  directly  or  indirectly,  through  contract,  arrangement, understanding,  relationship  or otherwise has or shares (i) the power to vote,  or direct the voting of, such  security or (ii)  investment  power which  includes the power to dispose,  or to direct the  disposition  of, such security. In addition, a person is deemed to be the beneficial owner of a  security  if  that  person  has the  right  to  acquire  beneficial ownership of such security within 60 days of the date shown above.
(2)    Based upon a Form 4, filed with the  Securities  and Exchange  Commission
       (the  "Commission")  by the Steel Parties.  The business address of Steel
       Partners and Messrs. Lichtenstein,  Bradford, Kassan and Schechter is 150
       East 52nd Street, 21st Floor, New York, New York 10020.
(3)    Based upon a Schedule  13G filed with the  Commission  by Mr.  Nagelberg.
       Includes 6,617 shares owned by The Nagelberg  Family Trust over which Mr.
       Nagelberg  and his spouse,  as  trustees,  share  voting and  dispositive power. The business address of Mr. Nagelberg is c/o M.H.  Meyerson & Co.,
       Inc., P.O. Box 2142, Rancho Santa Fe, California 92067-2142.
(4)    Includes  (a) options to purchase  5,667 shares of Common  Stock,  all of which are fully  vested,  and (b) 533 shares of Common Stock owned by Mr.
       Figoff's spouse. Mr. Figoff disclaims  beneficial ownership of the shares owned by his spouse.
(5)    Includes (a) options to purchase 667 shares of Common Stock, all of which are fully vested, and (b) 366 shares of Common Stock owned jointly by Mr.
       Smith and his spouse.
(6)    Includes options to purchase 3,000 shares of Common Stock, of which 1,000 are fully vested.
(7)    Includes options to purchase 534 shares of Common Stock, all of which are fully vested.
(8)    Includes options to purchase 3,666 shares of Common Stock, of which 1,666 are fully vested.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On February  17, 2000,  the Board of  Directors  announced a plan to retire
61,333 shares of Common Stock in exchange for the cancellation of Notes received by  Puroflow  from  certain  members  of the Board of  Directors,  officers  and employees.  The Company  cancelled Notes in the aggregate  amount of $548,272 in exchange for 48,735 shares of Common Stock.

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PUROFLOW INCORPORATED

            By:           /s/Michael H. Figoff                          May 30, 2002
               -------------------------------------------
            Michael H. Figoff
            President/Chief Executive Officer
            Director

Pursuant to the requirement of the Securities  Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the date indicated.

            By:           /s/Michael H. Figoff                          May 30, 2002
               -------------------------------------------
            Michael H. Figoff
            President/Chief Executive Officer
            Director

            By:           /s/Travis Bradford                            May 30, 2002
               -------------------------------------------
            Travis Bradford
            Chairman of the Board

            By:
               -------------------------------------------
            Glen Kassan
            Director

            By:           /s/Warren Lichtenstein                        May 30, 2002
               -------------------------------------------
            Warren Lichtenstein
            Director

            By:
               -------------------------------------------
            Dr. Tracy K. Pugmire
            Director

            By:           /s/Josh Schechter                             May 30, 2002
               -------------------------------------------
            Josh Schechter
            Director

            By:
               -------------------------------------------
            Robert A. Smith
            Director

            By:           /s/Craig S. Montesanti                        May 30, 2002
               -----------------------------------------------------
            Craig S. Montesanti
            Vice President of Finance (Principal Accounting Officer)

