Form 10QSB
period 2002-04-30
PUROFLOW INC
filed 2002-06-14
CIK 100591

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2002

Commission File Number 0-5622

PUROFLOW INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1947195 (IRS Employer identification No.)

10616 Lanark Street, Sun Valley, California (Address of executive offices)	91352 (ZIP Code)

Registrant's telephone number, including area code: (818) 504-4000

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Common Stock, $.15 Par Value	Shares outstanding 494,306

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

PUROFLOW INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	April 30, 2002	January 31, 2002
ASSETS
CURRENT ASSETS:
Cash	$172,898	$123,330
Accounts receivable, net of allowance for doubtful accounts of $48,000 at April 30, 2002 and $48,000 at January 31, 2002	1,175,752	1,088,187
Inventories	2,098,597	2,159,755
Deferred tax benefit	145,235	145,235
Prepaid expenses and other current assets	92,092	123,986

TOTAL CURRENT ASSETS	3,684,574	3,640,493

PROPERTY & EQUIPMENT
Leasehold improvements	77,655	63,914
Machinery and equipment	3,700,030	3,669,356
Tooling and dies	397,205	397,205
Construction in progress	138,921	106,854

	4,313,811	4,237,329
Less accumulated depreciation and amortization	3,590,576	3,546,793

NET PROPERTY AND EQUIPMENT	723,235	690,536

Deferred tax benefit	589,985	589,985
Other assets	29,722	29,722

TOTAL ASSETS	$5,027,516	$4,950,736

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$260,000	$510,000
Current portion of long-term-debt	71,763	17,133
Current portion of capital lease	4,778	6,299
Accounts payable	437,520	402,773
Accrued expenses	448,225	516,664

TOTAL CURRENT LIABILITIES	1,222,286	1,452,869

Long-term debt	200,769	18,473
STOCKHOLDERS' EQUITY:
Preferred stock, par value $.10 per share authorized—500,000 shares—issued none
Common stock, par value $.15 per share authorized—12,000,000 shares, 494,306 shares outstanding April 30, 2002 and 494,306 shares outstanding at January 31, 2002	433,967	433,967
Additional paid-in capital	5,141,767	5,141,767
Accumulated deficit	(1,932,354)	(2,057,421)
Less:
Notes receivable from stockholders	(6,000)	(6,000)
Treasury stock at cost	(32,919)	(32,919)

TOTAL STOCKHOLDERS' EQUITY	3,604,461	3,479,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,027,516	$4,950,736

See accompanying notes to the consolidated financial statements.

PUROFLOW INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
	2002	2001
Net sales	$1,624,062	$2,162,035
Cost of goods sold	1,112,751	1,613,235

Gross profit	511,311	548,800
Selling, general and administrative expenses	422,952	394,548

Operating income	88,359	154,252
Interest expense	(7,186)	(16,015)
Other income	54,114	1,954
Goodwill / non-compete	—	13,780

Income before taxes from continuing operations	135,287	126,411
Provision for income taxes	10,220	2,530

Income from continuing operations	125,067	123,881
Loss from discontinued operations	—	(43,593)
Net Income	$125,067	$80,288

Earnings per share:
Basic earnings per share, continuing operations	$0.25	$0.26
Basic earnings per share, discontinued operations	$—	$(0.09)

Total	$0.25	$0.16

Diluted earnings per share, continuing operations	$0.25	$0.26
Diluted earnings per share, discontinued operations	$—	$(0.09)

Total	$0.25	$0.16

Weighted average number of shares:
Basic	494,306	493,273

Diluted	494,836	494,263

See accompanying notes to the consolidated financial statements.

PUROFLOW INCORPORATED
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2002	2001
CASH AT BEGINNING OF PERIOD	$123,330	$8,250
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	125,067	80,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,783	53,031
Amortization of goodwill/non-compete	—	13,780
Changes in operating assets and liabilities:
Accounts receivable	(87,565)	(111,917)
Inventories	61,159	98,957
Prepaid expenses and other current assets	31,894	2,997
Accounts payable & accrued expenses	(33,693)	(203,035)

Net cash provided by/(used for) operating activities	140,645	(65,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(76,482)	(19,493)

Net cash used for investing activities	(76,482)	(19,493)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	101,192
Principal payments on notes payable	(9,387)	—
Payment of long term debt	—	(11,800)
Payments on credit facility	(5,208)	(4,000)

Net cash provided by/(used for) financing activities	(14,595)	85,392

NET INCREASE (DECREASE) IN CASH	49,568	—

CASH AT END OF PERIOD	$172,898	$8,250

See accompanying notes to the consolidated financial statements.

PUROFLOW INCORPORATED AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Unaudited)

	COMMON STOCK PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT TOTAL	NOTES RECEIVABLE FROM STOCKHOLDERS AND TREASURY STOCK	TOTAL
Balance at January 31, 2001	$433,967	$5,141,767	$(1,538,533)	$(38,919)	$3,998,282
Net loss			$(518,888)		$(518,888)

Balance at January 31, 2002	$433,967	$5,141,767	$(2,057,421)	$(38,919)	$3,479,394
Net Income			$125,067		$125,067

Balance at April 30, 2002	$433,967	$5,141,767	$(1,932,354)	$(38,919)	$3,604,461

PUROFLOW INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
April 30, 2002, January 31, 2002, and April 30, 2001

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION

        The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-K for the fiscal year ended January 31, 2002 (The "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments that include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

        Footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission.

        The consolidated financials statements and notes thereto should be read in conjunction with management's discussion and analysis of financial condition and results of operations, contained in the Company's annual report on Form 10-KSB for the year ended January 31, 2002.

NOTE 2—INVENTORIES

        Inventories are stated at the lower of cost of market on a first-in, first-out (FIFO) basis, and consist of the following items:

	April 30, 2002	January 31, 2002
Raw materials and purchased parts	$1,378,857	$1,417,418
Work in process	289,554	376,047
Finished goods and assemblies	430,186	366,290

Totals	$2,098,597	$2,159,755

NOTE 3—STOCKHOLDERS' EQUITY

        On February 17, 2000 the Board entered into a plan to retire 61,333 shares of its common stock, from shares issued August 24, 1998 in return for cancellation of notes received by the Company from employees and board members. The company received and retired 48,735 shares of common stock.

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

NOTE 4—NET INCOME PER SHARE

        Reconciliation of basic and diluted earnings per share:

	INCOME	SHARES	PER-SHARE AMOUNT
3 Months Ended April 30, 2002
Basic earnings per share	$125,067	494,306	$0.25

Effect of Dilutive Securities
Stock options		530

Diluted earnings per share	$125,067	494,836	$0.25

3 Months Ended April 30, 2001
Basic earnings per share	$80,288	493,273	$0.16

Effect of Diluted Securities
Stock options		990

Diluted earnings per share	$80,288	494,263	$0.16

        Basic earnings per share are based on the weighted average number of shares outstanding. Diluted earnings per share include the effect of common stock equivalents when dilutive.

NOTE 5—LINE OF CREDIT

        The Company has a $1,000,000 credit facility made up of two credit agreements with the bank. This credit line bears interest at the rate of prime plus 0.25% per annum, and is secured primarily by the Company's accounts receivable and inventories. The terms of these loan agreements contain certain restrictive covenants, including maintenance of minimum working capital, net worth, and ratios of current liabilities and debt to net worth.

        One agreement is a $250,000 term note that is payable over four years that expires in March 2006, and the other is a $750,000 revolving line of credit that expires in December 2002. The Company was in compliance with all of its covenants on the credit facility at April 30, 2002.

NOTE 6—INCOME TAXES

        The company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes. The company will use loss carryforwards to offset future income tax liability.

NOTE 7—DISCONTINUED OPERATIONS

        As of January 31, 2002 the Company elected to shut down its Quality Controlled Cleaning division and all operations have been reclassified under loss from discontinued operations in fiscal years 2001 and 2002. The Company has provided for its estimated loss on the Quality Controlled Cleaning division during the phase-out period which it expects will end during fiscal year 2003. The balance of the provision is $303,651 and is included in accrued expenses.

NOTE 8—SEGMENT REPORTING

        Due to the discontinuance of the Quality Controlled Cleaning Corporation business segment, the Company operates in only one business segment.

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

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

        In July 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets," which requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. Puroflow does not expect the adoption of SFAS 142 to have a material effect on its financial condition or results of operations.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, the Company's future gross profit, selling, general and administrative expenses, the Company's financial position, working capital and seasonal variances in the Company's operations, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Results of Operations for the Three Months Ended April 30, 2002 and April 30, 2001

Net Sales

        Net sales were $1,624,062 for the three months ended April 30, 2002 compared to $2,162,035 for the three months ended April 30, 2001. The 24.9% decrease is due primarily to a decline in the volume of air bag products sold combined with lower sales of high performance filtration products sold through the Company's commercial distribution network. This market segment has experienced a significant downturn in the past year due to a slowing U.S. economy.

Gross Margin

        Gross margin as a percentage of net sales was 31.5% for the three months ended April 30, 2002 compared to 25.4% for the three months ended April 30, 2001. The 6.1% increase in gross margin was attributable to the higher concentration of high performance filtration products sold which traditionally are a higher margin product than the airbag products.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $422,952 or 26.0% of net sales for the three months ended April 30, 2002 compared to $394,548 or 18.2% of net sales for the three months ended April 30, 2001. The increase is due to a general increase in both legal and information technology expenses.

Operating Income

        Operating income was $88,359 or 5.4% of net sales for the three months ended April 30, 2002 compared to $154,252 or 7.1% of net sales for the three months ended April 30, 2001. The $65,893 decrease in operating income is attributable to the lower net sales from the Company's commercial distribution network which has been impacted by the slowing U.S. economy.

Other Income

        Other income was $54,114 for the three months ended April 30, 2002 compared to $1,954 for the three months ended April 30, 2001. The $52,160 increase in other income was due to an early exit payment made by the Company's former landlord for the relocation of the organization in February 2002.

Liquidity and Capital Resources

        At April 30, 2002 and January 31, 2002, the Company had $172,898 and $123,330 respectively available in cash. The Company's financial condition remained strong, with a ratio of current assets to current liabilities of 3.0:1 at April 30, 2002 compared to 2.5:1 at January 31, 2002.

        The Company generated cash from operating activities of $140,645 which consisted primarily of the income earned from operations in the first quarter of fiscal year 2003.

        Cash used for investing activities of $76,482 primarily represented the investment made in the construction of a new clean room in the Company's new facility. The project is near completion and it is anticipated that an additional $20,000 will be incurred to complete the project.

        Net cash used for financing activities of $14,595 included $9,387 to pay the principal balance of an outstanding notes payable and $5,208 to pay down the principal balance of the credit facility.

        With its present capital resources, available credit from its credit facilities and cash flow from operations, the Company believes that is should have sufficient resources to meet its operating needs for the next twelve months and to provide for debt maturities and capital expenditures.

PART II—OTHER INFORMATION

ITEM 1. PENDING LEGAL PROCEEDINGS

        At April 30, 2002 the Company is party to two legal proceedings, one as a plaintiff and one as a defendant that have arisen in the normal course of business. In its single matter in which it is a defendant management believes it has substantial and meritorious defenses. Management further believes that this matter will not have a material adverse affect on the Company's results of operations, liquidity or financial position.

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

PUROFLOW INCORPORATED
June 13, 2002	By:	/s/ MICHAEL H. FIGOFF Michael H. Figoff President/Chief Executive Officer

QuickLinks

PUROFLOW INCORPORATED Consolidated Balance Sheets (Unaudited)
PUROFLOW INCORPORATED Consolidated Statements of Operations (Unaudited)
PUROFLOW INCORPORATED Consolidated Statements of Cash Flows (Unaudited)
PUROFLOW INCORPORATED AND SUBSIDIARIES Consolidated Statements of Stockholders' Equity (Unaudited)
PUROFLOW INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) April 30, 2002, January 31, 2002, and April 30, 2001
PART II—OTHER INFORMATION
ITEM 1. PENDING LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULT UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE