Form 10QSB
period 2002-07-31
PUROFLOW INC
filed 2002-09-13
CIK 100591

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2002	Commission File Number 0-5622

PUROFLOW INCORPORATED (Exact name of registrant as specified in its charter)
DELAWARE	13-1947195

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer identification No.)
10616 Lanark Street, Sun Valley, California	91352

(Address of executive offices)	(ZIP Code)

Registrant's telephone number, including area code: (818) 504-4000

Securities registered pursuant to Section 12(g) of the Act:

Common Stock	Shares Outstanding
Common Stock, $.15 Par Value	494,306

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

PUROFLOW INCORPORATED

Consolidated Balance Sheets

(Unaudited)

	July 31, 2002	January 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$238,408	$123,330
Accounts receivable net of allowance for doubtful accounts of $48,000 at July 31, 2002 and $48,000 at January 31, 2002	1,064,823	1,088,187
Inventories	2,014,165	2,159,755
Deferred tax benefit	145,235	145,235
Prepaid expenses and other current assets	114,576	123,986

TOTAL CURRENT ASSETS	3,577,207	3,640,493

PROPERTY & EQUIPMENT
Leasehold improvements	113,535	63,914
Machinery and equipment	3,701,827	3,669,356
Tooling and dies	400,325	397,205
Construction in progress	172,091	106,854

	4,387,778	4,237,329
Less accumulated depreciation and amortization	3,636,323	3,546,793

NET PROPERTY AND EQUIPMENT	751,455	690,536
Deferred tax benefit	589,985	589,985
Other assets	29,722	29,722

TOTAL ASSETS	$4,948,369	$4,950,736

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$244,376	$510,000
Accounts payable	328,122	402,773
Accrued expenses	394,605	516,664
Current portion of long-term debt	71,762	17,133
Current portion of capital lease	3,225	6,299

TOTAL CURRENT LIABILITIES	1,042,090	1,452,869
Long-term debt	200,769	18,473
STOCKHOLDERS' EQUITY
Preferred stock, par value $.10 per share authorized—500,000 shares—issued none
Common stock, par value $.15 per share authorized—12,000,000 shares, 494,306 shares outstanding at July 31, 2002 and 494,306 shares outstanding at January 31, 2002	433,967	433,967
Additional paid-in capital	5,141,767	5,141,767
Accumulated deficit	(1,831,305)	(2,057,421)
Less:
Notes receivable from stockholders	(6,000)	(6,000)
Treasury stock at cost	(32,919)	(32,919)

TOTAL STOCKHOLDERS' EQUITY	3,705,510	3,479,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,948,369	$4,950,736

See accompanying notes to the consolidated financial statements

PUROFLOW INCORPORATED

Consolidated Statements of Operations

(Unaudited)

	Three months ended July 31,		Six months ended July 31
	2002	2001	2002	2001
Net revenue	$1,732,504	$1,791,820	$3,356,566	$3,953,855
Cost of goods sold	1,068,633	1,174,151	2,181,384	2,787,386

Gross profit	663,871	617,669	1,175,182	1,166,469
Selling, general and administrative expenses	551,792	439,508	974,744	834,056

Operating income	112,079	178,161	200,438	332,413
Interest expense	(7,281)	(11,935)	(14,467)	(27,950)
Other income	451	45	54,565	1,999
Amortization goodwill/non-compete	—	(15,108)	—	(28,888)

Income before taxes from continuing operations	105,249	151,163	240,536	277,574
Provision for income taxes	4,200	3,897	14,420	6,427

Income from continuing operations	101,049	147,266	226,116	271,147
Loss from discontinued operations	—	(59,115)	—	(102,708)

Net Income	$101,049	$88,151	$226,116	$168,439

Earnings per share:
Basic earnings per share, continuing operations	$0.20	$0.30	$0.46	$0.55
Basic earnings per share, discontinued operations	$—	$(0.12)	$—	$(0.21)

Total	$0.20	$0.18	$0.46	$0.34

Diluted earnings per share, continuing operations	$0.20	$0.30	$0.46	$0.55
Diluted earnings per share, discontinued operations	$—	$(0.12)	$—	$(0.21)

Total	$0.20	$0.18	$0.46	$0.34

Weighted average number of shares:
Basic	494,306	493,273	494,306	493,273

Diluted	494,645	494,490	494,799	494,480

See accompanying notes to the consolidated financial statements

PUROFLOW INCORPORATED

Statements of Consolidated Cash Flows

(Unaudited)

	Six Months Ended July 31,
	2002	2001
CASH AT BEGINNING OF PERIOD	$123,330	$8,250
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	226,116	168,439
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,530	96,825
Amortization of goodwill / non-compete	—	28,888
Provision for losses on accounts receivable	—	10,696
Changes in operating assets and liabilities:
Accounts receivable	23,364	156,172
Inventories	145,590	18,040
Prepaid expenses and other current assets	9,410	15,882
Accounts payable & accrued expenses	(196,710)	(341,637)

Net cash provided by operating activities	297,300	153,305
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(150,449)	(33,175)

Net cash used for investing activities	(150,449)	(33,175)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	(34,698)
Principal payments on notes payable	(3,073)	—
Payment of long-term debt	—	(32,200)
Payment on credit facility	(28,700)	(9,000)

Net cash used for financing activities	(31,773)	(75,898)
NET INCREASE IN CASH	115,078	44,232

CASH AT END OF PERIOD	$238,408	$52,482

See accompanying notes to the consolidated financial statements

PUROFLOW INCORPORATED AND SUBSIDIARIES

Consolidated Statement of Stockholders' Equity

(Unaudited)

	COMMON STOCK PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT TOTAL	NOTES RECEIVABLE FROM STOCKHOLDERS AND TREASURY STOCK	TOTAL
Balance at January 31, 2001	$433,967	$5,141,767	$(1,538,533)	$(38,919)	$3,998,282
Net Loss			$(518,888)		$(518,888)

Balance at January 31, 2002	$433,967	$5,141,767	$(2,057,421)	$(38,919)	$3,479,394
Net Income			$125,067		$80,288

Balance at April 30, 2002	$433,967	$5,141,767	$(1,932,354)	$(38,919)	$3,604,461
Net Income			$101,049		$101,049

Balance at July 31, 2002	$433,967	$5,141,767	$(1,831,305)	$(38,919)	$3,705,510

See accompanying notes to the consolidated financial statements

PUROFLOW INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

July 31, 2002, January 31, 2002, and July 31, 2001

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

NOTE 2—INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consist of the following items:

	July 31, 2002	January 31, 2002
Raw materials and purchased parts	$1,363,835	$1,417,418
Work in process	268,247	376,047
Finished goods and assemblies	382,083	366,290

Totals	$2,014,165	$2,159,755

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

NOTE 4—NET INCOME PER SHARE

        Reconciliation of basic and diluted earnings per share:

	INCOME	SHARES	PER-SHARE AMOUNT
Six Months Ended July 31, 2002
Basic earnings per share	$226,116	494,306	$0.46

Effect of Dilutive Securities Stock options	—	493

Diluted earnings per share	$226,116	494,799	$0.46

Six Months Ended July 31, 2001
Basic earnings per share	$168,439	493,273	$0.34

Effect of Diluted Securities
Stock options	—	1,207

Diluted earnings per share	$168,439	494,480	$0.34

        Basic earnings per share has been determined using the weighted average number of common shares outstanding during the period. Diluted earnings per share has been determined using the weighted average number of common shares and equivalents (representing the dilutive effect of stock options) outstanding during the period. The Company's net income has not been adjusted for any period presented for purposes of computing basic or diluted earnings per share.

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

        One agreement is a $250,000 term note that is payable over four years that expires in March 2006, and the other is a $750,000 revolving line of credit that expires in December 2002. The Company was in compliance with all of its covenants on the credit facility at July 31, 2002.

NOTE 6—INCOME TAXES

        The company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes. The company will use loss carryforwards to offset future income tax liability.

NOTE 7—DISCONTINUED OPERATIONS

        As of January 31, 2002 the Company elected to shut down its Quality Controlled Cleaning division and all operations have been reclassified under loss from discontinued operations in fiscal years 2001 and 2002. The Company has provided for its estimated loss on the Quality Controlled Cleaning division during the phase-out period which it expects will end during fiscal year 2003. The balance of the provision is $288,663 at July 31, 2002 and is included in accrued expenses.

NOTE 8—SEGMENT REPORTING

        Due to the discontinuance of the Quality Controlled Cleaning Corporation business segment, the Company operates in only one business segment.

NOTE 9—RECENT ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations." SFAS 141 requires the purchase method of accounting for all business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not expect the adoption of SFAS 141 to have a material effect on its financial condition or results of operations.

        In July 2001, the FASB issued Statement of Financial Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which requires the discontinuance of goodwill amortization. SFAS 142 is required to be applied for fiscal years beginning after December 15, 2001, with certain early adoption permitted. The Company does not expect the adoption of SFAS 142 to have a material effect on its financial condition or results of operations.

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company is in the process of assessing the effect of adopting SFAS 143, which will be effective for the Company's 2003 fiscal year.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company is in the process of assessing the effect of adopting SFAS 144, which will be effective for the Company's 2003 fiscal year.

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

Results of Operations

Net Revenues

        Net revenues were $1,732,504 for the three months ended July 31, 2002 compared to $1,791,820 for the three months ended July 31, 2001. The 3.3% decrease is due primarily to a decline in the volume of air bag products sold. Net revenues were $$3,356,566 for the six months ended July 31, 2002 compared to $3,953,855 for the six months ended July 31, 2001. The 15.1% decrease is due primarily to the combination of the decline in air bag products sold combined with lower revenues of its distributor based filtration products due to the industry downturn which began in the second half of 2001.

Gross Margin

        Gross margin as a percentage of net revenues was 38.3% for the three months ended July 31, 2002 compared to 34.5% for the three months ended July 31, 2001. The 3.8% increase in gross margin was attributable to the higher concentration of high performance filtration products sold which traditionally are a higher margin product than the airbag products. Gross margin as a percentage of net revenues for the six months ended July 31, 2002 was 35.0% compared to 29.5% for the six months ended July 31, 2001. The 5.5% increase in gross margin was due to the combination of the higher concentration of high performance filtration products sold combined with the associated greater absorption of factory overhead.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $551,792 or 31.8% of net revenues for the three months ended July 31, 2002 compared to $439,508 or 24.5% of net revenues for the three months ended July 31, 2001. The $112,284 increase is due to an increase in selling and marketing compensation and travel expenses as the Company has hired two additional representatives to support its filtration product line. Selling, general and administrative expenses were $974,744 or 29.0% of net revenues for the six months ended July 31, 2002 compared to $834,056 or 21.1% of net revenues for the six months ended July 31, 2001. The $140,688 increase was primarily due to the increase in compensation expenses for selling and marketing and the increase in legal and discretionary expenses for general and administration.

Operating Income

        Operating income was $112,079 or 6.5% of net revenues for the three months ended July 31, 2002 compared to $178,161 or 9.9% of net revenues for the three months ended July 31, 2001. The $66,082 decrease in operating income is attributable to the lower net revenues recorded which were offset by the higher gross margins generated. In addition, higher selling and marketing compensation and travel costs contributed to the decline in operating income. Operating income was $200,438 or 6.0% of net revenues for the six months ended July 31, 2002 compared to $332,413 or 8.4% of revenues for the six months ended July 31, 2001. The $131,975 decrease in operating income was primarily due to the combination of the lower revenues generated in the first six months of fiscal 2003 and the higher operating expenses.

Other Income

        Other income was $451 for the three months ended July 31, 2002 compared to $45 for the three months ended July 31, 2001. For the six months ended July 31, 2002 other income was $54,565 compared to $1,999 for the six months ended July 31, 2001. The $52,566 increase in other income was due to an early exit payment made by the Company's former landlord for the relocation of the organization in February 2002.

Financial Condition, Liquidity and Capital Resources

        At July 31, 2002 and January 31, 2002, the Company had $238,408 and $123,330 respectively available in cash. The Company's financial condition remained strong, with a ratio of current assets to current liabilities of 3.4:1 at July 31, 2002 compared to 2.5:1 at January 31, 2002.

        The Company generated cash from operating activities of $297,300 which consisted primarily of the income earned from operations in the first six months of fiscal year 2003. In addition, the Company has reduced inventories by $145,590 while reducing payables by $196,710 in the first six months of fiscal year 2003.

        Cash used for investing activities of $150,449 primarily represented the investment made in the construction of a new clean room in the Company's new facility. In addition, the Company has incurred costs for the leasehold improvements necessary in the development of the new facility that it occupies.

        Net cash used for financing activities of $31,773 included $3,073 to pay the principal balance of an outstanding notes payable and $28,700 to pay down the principal balance of the credit facility. At April 30, 2002, $250,000 of the line of credit was converted to a four-year term note.

        With its present capital resources, available credit from its credit facilities and cash flow from operations, the Company believes that is should have sufficient resources to meet its operating needs for the next twelve months and to provide for debt maturities and capital expenditures.

PART II—OTHER INFORMATION

ITEM 1.	PENDING LEGAL PROCEEDINGS
None
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

PUROFLOW INCORPORATED
September 13, 2002	By:	/s/ MICHAEL H. FIGOFF Michael H. Figoff President/Chief Executive Officer

QuickLinks

PUROFLOW INCORPORATED Consolidated Balance Sheets (Unaudited)
PUROFLOW INCORPORATED Consolidated Statements of Operations (Unaudited)
PUROFLOW INCORPORATED Statements of Consolidated Cash Flows (Unaudited)
PUROFLOW INCORPORATED AND SUBSIDIARIES Consolidated Statement of Stockholders' Equity (Unaudited)
PUROFLOW INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) July 31, 2002, January 31, 2002, and July 31, 2001
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  PART II—OTHER INFORMATION
SIGNATURE