Form 10QSB
period 2002-10-31
PUROFLOW INC
filed 2002-12-12
CIK 100591

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2002

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

PUROFLOW INCORPORATED
Consolidated Balance Sheets
(Unaudited)

	October 31, 2002	January 31, 2002
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$302,849	$123,330
Accounts receivable net of allowance for doubtful accounts of $35,000 at October 31, 2002 and $48,000 at January 31, 2002	1,033,822	1,088,187
Inventories	2,022,997	2,159,755
Deferred tax benefit	145,235	145,235
Prepaid expenses and other current assets	121,460	123,986

TOTAL CURRENT ASSETS	3,626,363	3,640,493

PROPERTY & EQUIPMENT
Leasehold improvements	290,883	63,914
Machinery and equipment	3,705,580	3,669,356
Tooling and dies	401,165	397,205
Construction in progress	—	106,854

	4,397,628	4,237,329
Less accumulated depreciation and amortization	3,683,170	3,546,793

NET PROPERTY AND EQUIPMENT	714,458	690,536
Deferred tax benefit	589,985	589,985
Other assets	29,722	29,722

TOTAL ASSETS	$4,960,528	$4,950,736

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of credit	$228,751	$510,000
Accounts payable	336,639	402,773
Accrued expenses	341,487	516,664
Current portion of long-term debt	71,762	17,133
Current portion of capital lease	1,645	6,299

TOTAL CURRENT LIABILITIES	980,284	1,452,869
Long-term debt	200,769	18,473
STOCKHOLDERS' EQUITY
Preferred stock, par value $.10 per share authorized—500,000 shares—issued none	—	—
Common stock, par value $.15 per share
Authorized—12,000,000 shares, 494,306 shares outstanding at October 31, 2002 and 494,306 shares outstanding at January 31, 2002	433,967	433,967
Additional paid-in capital	5,141,767	5,141,767
Accumulated deficit	(1,757,340)	(2,057,421)
Less:
Notes receivable from stockholders	(6,000)	(6,000)
Treasury stock at cost	(32,919)	(32,919)

TOTAL STOCKHOLDERS' EQUITY	3,779,475	3,479,394

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,960,528	$4,950,736

See accompanying notes to the consolidated financial statements.

PUROFLOW INCORPORATED
Consolidated Statements of Operations
(Unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2002	2001	2002	2001
Net revenue	$1,642,355	$1,832,376	$4,998,921	$5,786,231
Cost of goods sold	1,051,167	1,256,501	3,232,551	4,043,887

Gross profit	591,188	575,875	1,766,370	1,742,344
Selling, general and administrative expenses	508,643	454,670	1,483,387	1,288,726

Operating income	82,545	121,205	282,983	453,618
Interest expense	(7,120)	(10,945)	(21,587)	(38,895)
Other income	2,740	30	57,305	2,029
Amortization goodwill/non-compete	—	(16,768)	—	(45,656)

Income before taxes from continuing operations	78,165	93,522	318,701	371,096
Provision for income taxes	4,200	17,900	18,620	24,327

Income from continuing operations	73,965	75,622	300,081	346,769
Loss from discontinued operations	—	(16,117)	—	(118,825)

Net Income	$73,965	$59,505	$300,081	$227,944

Earnings per share:
Basic earnings per share, continuing operations	$0.15	$0.15	$0.61	$0.70
Basic earnings per share, discontinued operations	$—	$(0.03)	$—	$(0.24)

Total	$0.15	$0.12	$0.61	$0.46

Diluted earnings per share, continuing operations	$0.15	$0.15	$0.61	$0.70
Diluted earnings per share, discontinued operations	$—	$(0.03)	$—	$(0.24)

Total	$0.15	$0.12	$0.61	$0.46

Weighted average number of shares:
Basic	494,306	494,132	494,306	494,132

Diluted	494,499	494,926	494,719	495,165

See accompanying notes to the consolidated financial statements.

PUROFLOW INCORPORATED
Statements of Consolidated Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2002	2001
CASH AT BEGINNING OF PERIOD	$123,330	$8,250
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	300,081	227,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	136,377	143,613
Amortization of goodwill / non-compete	—	45,656
Provision for losses on accounts receivable	—	23,000
Changes in operating assets and liabilities:
Accounts receivable	54,365	305,775
Inventories	136,758	(122,846)
Prepaid expenses and other current assets	2,526	34,481
Deferred tax benefit	—	16,000
Accounts payable & accrued expenses	(241,311)	(384,155)

Net cash provided by operating activities	388,796	289,468
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(160,299)	(76,901)

Net cash used for investing activities	(160,299)	(76,901)
CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	—	(34,698)
Principal payments on capital lease	(4,654)	—
Payment of long-term debt	—	(54,200)
Payment on credit facility	(44,324)	(24,000)

Net cash used for financing activities	(48,978)	(112,898)
NET INCREASE IN CASH	179,519	99,669

CASH AT END OF PERIOD	$302,849	$107,919

See accompanying notes to the consolidated financial statements.

PUROFLOW INCORPORATED AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
(Unaudited)

	COMMON STOCK PAR VALUE	ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT TOTAL	NOTES RECEIVABLE FROM STOCKHOLDERS AND TREASURY STOCK	TOTAL
Balance at January 31, 2001	$433,967	$5,141,767	$(1,538,533)	$(38,919)	$3,998,282
Net Loss			$(518,888)		$(518,888)

Balance at January 31, 2002	$433,967	$5,141,767	$(2,057,421)	$(38,919)	$3,479,394
Net Income			$125,067		$80,288

Balance at April 30, 2002	$433,967	$5,141,767	$(1,932,354)	$(38,919)	$3,604,461
Net Income			$101,049		$101,049

Balance at July 31, 2002	$433,967	$5,141,767	$(1,831,305)	$(38,919)	$3,705,510
Net Income			$73,965		$73,965

Balance at October 31, 2002	$433,967	$5,141,767	$(1,757,340)	$(38,919)	$3,779,475

PUROFLOW INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
October 31, 2002, January 31, 2002, and October 31, 2001

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

NOTE 2—INVENTORIES

        Inventories are stated at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis, and consist of the following items:

	October 31, 2002	January 31, 2002
Raw materials and purchased parts	$1,180,736	$1,417,418
Work in process	455,096	376,047
Finished goods and assemblies	387,165	366,290

Totals	$2,022,997	$2,159,755

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

NOTE 4—NET INCOME PER SHARE

        Reconciliation of basic and diluted earnings per share:

	INCOME	SHARES	PER-SHARE AMOUNT
Nine Months Ended October 31, 2002
Basic earnings per share	$300,081	494,306	$0.61

Effect of Dilutive Securities Stock options	—	413

Diluted earnings per share	$300,081	494,719	$0.61

Nine Months Ended October 31, 2001
Basic earnings per share	$227,944	494,132	$0.46

Effect of Diluted Securities Stock options	—	1,033

Diluted earnings per share	$227,944	495,165	$0.46

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

        One agreement is a $250,000 term note that is payable over four years that expires in March 2006, and the other is a $750,000 revolving line of credit that expires in December 2002. The Company was in compliance with all of its covenants on the credit facility at October 31, 2002.

NOTE 6—INCOME TAXES

        The company complies with Financial Accounting Standards No. 109, Accounting for Income Taxes. The company will use loss carryforwards to offset future income tax liability.

NOTE 7—DISCONTINUED OPERATIONS

        As of January 31, 2002 the Company elected to shut down its Quality Controlled Cleaning division and all operations have been reclassified under loss from discontinued operations in fiscal years 2001 and 2002. The Company has provided for its estimated loss on the Quality Controlled Cleaning division during the phase-out period which it expects will end during fiscal year 2003. The balance of the provision is $220,681 at October 31, 2002 and is included in accrued expenses.

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

        In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (SFAS 143), "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The Company does not expect the adoption of SFAS 143 to have a material effect on its financial condition or results of operations.

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 supersedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company does not expect the adoption of SFAS 144 to have a material effect on its financial condition or results of operations.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (SFAS 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF 94-3). The principal difference between SFAS 146 and EITF 94-3 relates to SFAS 146's requirements for the timing of recognizing a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3 a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 to have a material effect on its financial condition or results of operations.

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

Results of Operations

Net Revenues

        Net revenues were $1,642,355 for the three months ended October 31, 2002 compared to $1,832,376 for the three months ended October 31, 2001. The 10.4% decrease is due primarily to a decline in the volume of air bag products sold. Net revenues were $4,998,921 for the nine months ended October 31, 2002 compared to $5,786,231 for the nine months ended October 31, 2001. The 13.6% decrease is due primarily to the combination of the decline in air bag products sold combined with lower revenues of its distributor based filtration products due to the industry downturn which began in the second half of 2001.

Gross Margin

        Gross margin as a percentage of net revenues was 36.0% for the three months ended October 31, 2002 compared to 31.4% for the three months ended October 31, 2001. The 4.6% increase in gross margin was attributable to the higher concentration of high performance filtration products sold which traditionally are a higher margin product than the airbag products. Gross margin as a percentage of net revenues for the nine months ended October 31, 2002 was 35.3% compared to 30.1% for the nine months ended October 31, 2001. The 5.2% increase in gross margin was due to the combination of a more favorable product mix combined with the associated improved manufacturing utilization.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses were $508,643 or 31.0% of net revenues for the three months ended October 31, 2002 compared to $454,670 or 24.8% of net revenues for the three months ended October 31, 2001. The $53,973 increase is due to an increase in selling and marketing compensation and travel expenses related to the additional sales representatives hired to support its filtration product line. Selling, general and administrative expenses were $1,483,387 or 29.7% of net revenues for the nine months ended October 31, 2002 compared to $1,288,726 or 22.3% of net revenues for the nine months ended October 31, 2001. The $194,661 increase was primarily due to the increase in compensation expenses for selling and marketing and the increase in legal and discretionary expenses for general and administration.

Operating Income

        Operating income was $82,545 or 5.0% of net revenues for the three months ended October 31, 2002 compared to $121,205 or 6.6% of net revenues for the three months ended October 31, 2001. The $38,660 decrease in operating income is attributable to the lower net revenues recorded which were offset by the higher gross margins generated. In addition, higher selling and marketing compensation and travel costs contributed to the decline in operating income. Operating income was $282,983 or 5.7% of net revenues for the nine months ended October 31, 2002 compared to $453,618 or 7.8% of revenues for the nine months ended October 31, 2001. The $170,635 decrease in operating income was primarily due to the combination of the lower revenues generated in the first nine months of fiscal 2003 and the higher operating expenses.

Other Income

        Other income was $2,740 for the three months ended October 31, 2002 compared to $30 for the three months ended October 31, 2001. This increase was due to the higher interest earned on the cash and cash equivalent balances. For the nine months ended October 31, 2002 other income was $57,305 compared to $2,029 for the nine months ended October 31, 2001. The $55,276 increase in other income was primarily due to an early exit payment made by the Company's former landlord for the relocation of the organization in February 2002.

Financial Condition, Liquidity and Capital Resources

        At October 31, 2002 and January 31, 2002, the Company had $302,849 and $123,330 respectively available in cash. The Company's financial condition remained strong, with a ratio of current assets to current liabilities of 3.7:1 at October 31, 2002 compared to 2.5:1 at January 31, 2002.

        The Company generated cash from operating activities of $388,796 which consisted primarily of the income earned from operations in the first nine months of fiscal year 2003. In addition, the Company has reduced inventories by $136,758 and accounts receivable by $54,365 while reducing payables by $241,311 in the first nine months of fiscal year 2003.

        Cash used for investing activities of $160,299 primarily represented the investment made in the construction of a new clean room in the Company's new facility. In addition, the Company has incurred costs for the leasehold improvements necessary in the development of the new facility that it occupies.

        Net cash used for financing activities of $48,978 included $4,654 to pay the principal balance of an outstanding capital lease and $44,324 to pay down the principal balance of the new credit facility. At April 30, 2002, $250,000 of the line of credit was converted to a four-year term note.

        With its present capital resources, available credit from its credit facilities and cash flow from operations, the Company believes that is should have sufficient resources to meet its operating needs for the next twelve months and to provide for debt maturities and capital expenditures.

PART ll—OTHER INFORMATION

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

PUROFLOW INCORPORATED
December 12, 2002	By:	/s/ MICHAEL H. FIGOFF Michael H. Figoff President/Chief Executive Officer

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Michael H. Figoff, certify that:

1.
I have reviewed this quarterly report on Form 10-QSB of Puroflow Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
Date: December 12, 2002
	By:	/s/ MICHAEL H. FIGOFF Michael H. Figoff President and Chief Executive Officer

SARBANES-OXLEY ACT SECTION 906 CERTIFICATION

In connection with this quarterly report on Form 10-QSB of Puroflow Inc. for the period ended October 31, 2002, I, Michael H. Figoff, President and Chief Executive Officer of Puroflow Inc., hereby certify pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

1.
this Form 10-QSB for the period ended October 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.
the information contained in this Form 10-QSB for the period ended October 31, 2002 fairly presents, in all material respects, the financial condition and results of operations of Puroflow Inc.
Date: December 12, 2002
	By:	/s/ MICHAEL H. FIGOFF Michael H. Figoff President and Chief Executive Officer

QuickLinks

ITEM 1. PENDING LEGAL PROCEEDINGS
ITEM 2. CHANGES IN SECURITIES
ITEM 3. DEFAULT UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE