Form 10KSB
period 2003-01-31
PUROFLOW INC
filed 2003-03-20
CIK 100591

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
       1934.

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

                                       OR

[ ]    TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
       ACT OF 1934.

          For the transition period from _____________ to _____________

                          Commission file number 0-5622

                              PUROFLOW INCORPORATED
                              ---------------------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                              13-1947195
---------------------------------                     --------------------------
(State or Other Jurisdiction of                       (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

10616 Lanark Street, Sun Valley, California           91352
-------------------------------------------           --------------------------
(Address of Principal Executive Offices)              (Zip Code)

                                 (818) 504-4000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.15 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer:  (1) filed all reports required to be filed by Section
13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent  filers in response to Item 405 of
Regulation  S-B is not  contained  in  this  form,  and no  disclosure  will  be contained,  to the  best of  registrant's  knowledge,  in  definitive  proxy  or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $6,833,776
                                                          ----------

The  aggregate  market value of the Common Stock held by  non-affiliates  of the
Registrant  was  approximately  $1,655,204 as of March 12, 2003,  based upon the closing price on the NASDAQ  Electronic  Bulletin Board System reported for such date.  Shares of Common  Stock held by each  Officer  and  Director  and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such person may under certain circumstances be deemed to be affiliates. The
determination   of  an  affiliate   status  is  not   necessarily  a  conclusive
determination for other purposes.

Number of shares of Common Stock outstanding as of March 12, 2003:  494,306
                                                                    -------

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

The information  required by Items 9, 10, 11, and 12 of Part III is incorporated by reference to the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A in connection with its 2003 Annual Meeting of Stockholders.

                              PUROFLOW INCORPORATED
                         2003 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

                                     PART II

ITEM 5.  Market for  Common Equity and Related Stockholder Matters........   5

ITEM 6.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..............................   6

ITEM 7.  Financial Statements.............................................   9

ITEM 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure.........................................   9

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act................   9

ITEM 10. Executive Compensation...........................................   9

ITEM 11. Security Ownership of Certain Beneficial Owners and

                                     PART I

ITEM 1.     DESCRIPTION OF BUSINESS

Puroflow Incorporated (the "Registrant" or the "Company") provides a broad range of products for original equipment manufacturers,  foreign and domestic military users, government direct, automotive and aviation aftermarket users as well as a number of commercial and industrial  applications.  These  applications  include military,  commercial and general  aviation fixed wing and rotary wing vehicles, rockets, launch vehicles, satellites, surface and subsurface vessels, automotive airbag, launch complex  installations,  and liquid gas manufacturers,  to name a few.

The Company's products are made from a combination of woven wire meshes,  random fiber materials,  expanded metals,  plastics,  rubber, sheet metal and precision machined components assembled via welded, brazed, and/or epoxy construction.

The Company  acquired 100% control of Quality  Controlled  Cleaning  Corporation
("QCCC") on January 31, 1999. QCCC is engaged in cleaning  services of precision parts for companies,  including commercial aviation, aerospace, and the medical, pharmaceutical  and petrol chemical  industries.  The service includes cleaning, sterilization, testing, and assembly of component parts. On January 31, 2002 the
Company  discontinued its QCCC operations and this operation was phased out over fiscal year 2003.  All  cleaning  services are now  performed  at the  Company's principal office in Sun Valley, California.

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

The Company was  incorporated in Delaware in 1961 and has its principal  offices located at 10616 Lanark Street,  Sun Valley,  California,  91352.  The Company's
telephone number is (818) 504-4000.  Consolidated  within a single 43,000 square foot facility, Puroflow is fully self-contained within the engineering,  testing and manufacturing disciplines.

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

GOVERNMENT CONTRACTS

The United States government is consistently  within the Company's top ten sales volume customers.  Substantial sales of other high performance  filters are made to companies that are prime contractors of the United States  government.  Sales to the United States  government  accounted for  approximately  13.3% and 16.5%, respectively, of net sales for fiscal 2002 and 2003.

COMPETITIVE CONDITIONS

A broad range of companies produce products or are capable of producing products that compete with products  manufactured by the Company in its various  markets.
Many of these companies have significantly  greater financial resources than the
Company.  There can be no assurance that the Company's airbag customers will not manufacture  some or all of their  airbag  filters for its own use or that other companies will not enter into the airbag filter market.

PRODUCT WARRANTIES

In all product  lines,  the Company  provides  standard  commercial  warranties, consistent  with its  products  and  industry.  Although  claims  under  product warranties  have been minimal  during the past five years,  no assurance  can be given that such claims will not increase in the future.

RESEARCH AND DEVELOPMENT

In fiscal 2002 and fiscal 2003, the Company  incurred  research and  development expenditures of approximately $137,600 and $131,200,  respectively.  The Company charges  research and  development  expenditures  to  Operations as a production expense as such  expenditures  occur. The Company intends to expand research and development activities in its core businesses, specialty filtration products and
Federal Aviation  Administration Parts Manufacturer  Approval for the commercial aerospace products group.

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

The Company is a filter supplier for United States space applications, including the Space Shuttle program,  various commercial and military  satellites,  launch
vehicles  and  boosters,   and  ground   support   equipment.   Certain  of  the
manufacturing,  welding, cleaning and testing required by these applications are
performed   in  our  laminar   flow,   Class  100  clean  room  which  has  been
re-established in the new Sun Valley, California facility.

REPLACEMENT PARTS

The Company is a leading supplier of aftermarket  products used in jet aircraft, turboshaft  powered  aircraft,  and  helicopters.  Utilizing  highly  successful reverse  engineering  techniques,  the  Company  produces  "generic  plain wrap"
products for use in the  aftermarket  at a substantial  reduction in cost to the distributor and end-user.  The Company  utilizes  exclusive  agreements with its distributor  base which  assist  them to  dominate,  on a part  number  base,  a particular  market  segment.  The  preponderance  of future  Company  sales will continue to be within its core filtration product line. Aftermarket applications are  significantly  more diverse.  These  products  include unique items such as interior trim, heat resistant ducting, mechanical and electrical components, and
aircraft   structural   parts.  This  market  segment  is  specialized  and  has
consistently  generated  improved  profit  margins  when  compared to the highly competitive aftermarket filter products.

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

ENVIRONMENTAL LAWS

The Company  engineers,  manufactures and assembles its products at its facility in Sun Valley,  California.  The Company believes that this facility complies in all material  respects with all  environmental and regulatory laws pertaining to the handling and storage of hazardous substances.  The cost associated with this effort is minimal.

PATENTS AND TRADEMARKS

Although  management  believes that patents and trademarks  associated  with the
Company's  various  product  lines  are of  value  to the  Company,  it does not consider any of them to be essential to its business.

MAJOR CUSTOMERS

Sales to three  customers  represented  approximately  59% and 58% of net  sales during  fiscal  years  2002  and  2003,  respectively.  The loss of any of these customers would have a material  adverse effect on the automotive  airbag filter or the high performance filter segments of the Company's business.

BACKLOG

As of February  28, 2002 and  February  28,  2003,  the Company had a backlog of approximately $7,165,000 and $6,900,000, respectively.  Approximately $3,424,000 of the Company's  backlog at February 28, 2003 is scheduled to be shipped in the current fiscal year. The backlog  figures include firm purchase orders and, with respect to airbag  filters,  four-month  planning  requirements  prepared by the
Company's customers.  As is generally the case in the automotive  industry,  the
Company's airbag filter customers provide the Company,  on a monthly basis, with firm commitment  purchase orders for the upcoming month and their best estimate, for planning  purposes,  of their  requirements  for the  following  three-month period.  These rolling four-month  statements of firm commitment purchase orders and planning requirements are revised and updated each month.

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

United States  government  contracts  and related  customer  orders  subject the
Company to various  laws and  regulations  governing  United  States  government contractors and  subcontractors,  which are generally more  restrictive than for non-government contractors. This includes subjecting the Company to examinations by  government  auditors  and  investigators,  from  time  to  time,  to  insure compliance and to review costs.  Violations  may result in costs  disallowed and substantial civil or criminal liabilities (including, in severe cases, denial of future  contracts).  The  United  States  government  may limit the  competitive bidding of any contract under a small business or minority  set-aside,  in which bidding is limited to companies  meeting the  criteria  for a small  business or minority business,  respectively.  The Company is currently qualified as a small business concern,  but not a minority  business,  for set-asides.  To the extent bidding may be so limited,  the Company has an  opportunity  to benefit from the reduced number of qualified bidders.

EMPLOYEES

At February 1, 2003,  the Company had 55 full-time  employees.  No employees are
represented  by  a  collective   bargaining  unit.   Management   considers  its
relationship with its employees to be excellent.

INSURANCE

The Company maintains general liability,  automobile, aircraft products, product liability,  workers' compensation,  and employer's liability insurance coverage.
The Company is engaged in various businesses which could expose it to claims for injury  resulting  from the  failure of  products  sold by it. The  Company  has product  liability  insurance  covering in such amounts and against such risk as management  believes  advisable in light of the Company's business and the terms and cost of such insurance.  During the last decade,  the Company has not been a party to any product liability claim. There is no assurance that claims will not arise in the  future  in  excess  of such  insurance  or that the  Company  will maintain the same level of insurance coverage.

ITEM 2. DESCRIPTION OF PROPERTY

The  following  table sets forth  information  as to the  location  and  general character of the facility of the Registrant:

       Location                   Principal Use                 Approximate Sq. Ft.      Lease Exp. Date
       --------                   -------------                 -------------------      ---------------

10616 Lanark Street        Headquarters and manufacturing            43,000              March 14, 2012 (1)
Sun Valley, CA 91352       facility for airbag components,
                           government and aerospace
                           filtration and cleaning.

      (1)   The Company relocated in February 2002 from its Van Nuys facility to the Sun Valley  location.  The Sun Valley  lease is for 120  months, with an optional  right to terminate same following 36 months of the subject lease.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant  did not submit any matters to a vote of security  holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The  Common  Stock of the  Company  is traded  on the  National  Association  of
Securities Dealers,  Inc., Electronic Bulletin Board System ("NASDAQ") under the symbol PFLW.

The following  table sets forth the high and low bid  quotations  for the Common
Stock  for the  periods  indicated  as  reported  by  NASDAQ.  These  quotations represent  inter-dealer  prices and do not include retail markups,  markdowns or commissions and may not necessarily represent actual transactions.

                                                        High Bid      Low Bid
                                                        --------      -------

 Fiscal Year Ended January 31, 2002
         1st Quarter...................................  10.31          8.44
         2nd Quarter ..................................  10.05          7.65
         3rd Quarter...................................   8.40          3.50
         4th Quarter...................................   6.20          4.00

 Fiscal Year Ended January 31, 2003
         1st Quarter...................................   5.70          4.95
         2nd Quarter ..................................   5.50          4.75
         3rd Quarter...................................   5.00          3.50
         4th Quarter...................................   7.50          3.20

 Fiscal Year Ended January 31, 2004
         1st Quarter (through March 12, 2003)..........   7.50          6.35

On March 12, 2003,  the closing bid price for the Company's  Common Stock on the
Bulletin Board System was $6.35 per share. As of March 12, 2003, the Company had approximately 216 stockholders of record.

To date,  Puroflow has not declared or paid cash dividends to its  stockholders.
Puroflow has no plans to declare and pay cash dividends in the near future.

For the "Equity Compensation Plan Information" table, please refer to Item 11.

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

The Company acquired 100% control of the shares in QCCC on January 31, 1999. The
QCCC  division was  discontinued  January 31, 2002 and phased out during  fiscal year 2003.

The  International  division was created in June 1998 to provide spare parts for hard to find or  obsolete  components  to  service  the United  States  military equipment  acquired  by  foreign  government.  The  International  Division  was discontinued January 31, 2001.

RESULTS OF OPERATIONS

The following table reflects the percentage relationship to net sales of certain items  included in the Company's  statement of operations for each of the fiscal years ended January 31, 2002 and 2003:

                                                             Year Ended January 31,
                                                             ----------------------
                                                                2002        2003
                                                                ----        ----

Net sales:                                                      100.0%      100.0%
                                                                -----       -----
Cost and expenses:
   Cost of goods sold                                            71.0        65.8
   Selling, general and administrative                           23.9        28.4
   Other (income) expense                                         0.6         3.2
    Income from continuing operations before income taxes         4.5         2.6
    Provision for income taxes
    Income (loss) from discontinued operations                    1.8         0.5
    Net Income / (loss)                                          (9.9)        2.5
                                                               ------------------
                                                                 (7.2)%       4.6%

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 2002 AND 2003

NET SALES

Net sales  decreased  5.6% to $6.8  million in fiscal  2003 as  compared to $7.2 million in fiscal  2002.  This was  primarily  due to a decrease  in the air bag filter line. In addition,  high  performance  filters sold through the Company's commercial distribution network and its OEM sector both experienced downturns in the past year due to the continued weakness in the U.S. economy.

GROSS MARGIN

Gross margin as a percentage  of net sales was 34.2% in fiscal 2003  compared to
29.0% in fiscal 2002.  The increase in the margin is primarily  attributable  to the higher mix of  filtration  products  produced and sold in  comparison to the
other  product  lines.  The  high  performance   filtration   product  line  has
historically been a higher margin product than the air bag filter segment.

SELLING, GENERAL AND ADMINISTRATIVE

Selling,  general and administrative expense for continuing operations were $1.9 million or 28.4% of sales in fiscal 2003 as  compared to $1.7  million in fiscal
2002 or 23.9% of sales.  The  increase  is  attributable  to an  increase in the
Company's  investment  in expanding its selling and  marketing  departments.  In addition,  additional  investment  has been made in  enhancing  the  information technology capabilities of the organization.

OTHER INCOME / INTEREST EXPENSE

Other income  increased to $57,404 in fiscal 2003 as compared to other income of
$2,092 in fiscal 2002. This was due to the receipt of income related to an early exit payment made by the  Company's  former  landlord for the  relocation of the organization in February 2002.  Interest expense  decreased to $26,277 in fiscal
2003 as compared to interest  expense of $46,979 in fiscal 2002. This was due to the Company  maintaining a lower line of credit which resulted in lower interest charges.

PROVISION FOR INCOME TAXES

The  Company's  effective  tax rate was 9.0% for fiscal 2003 and 1.2% for fiscal
2002. The tax rate is indicative of the benefit  garnered from the net operating loss  carryforwards.  The net effect of the income tax expense  after  recording this tax provision was $30,702 for fiscal 2003 and $130,000 for fiscal 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically  financed its operations from the placement of bank
financing,   sale  of  Common  Stock  and,  in  profitable  years,  income  from operations.  In fiscal 2003, cash increased from $123,330 at January 31, 2002 to
$265,080 at January 31, 2003. The Company's financial condition remained strong, with a ratio of current  assets to current  liabilities  of 2.5:1 at January 31,
2002 and 4.7:1 at January 31, 2003.

The Company  generated  cash from  operating  activities  of $519,666 for fiscal
2003.  The  principal  sources of cash  consisted  primarily  of $317,621 in net income plus $182,943 in non-cash expenses (i.e.,  depreciation and amortization)
in addition to a $504,958  reduction in  inventories,  which included a $250,000 write-down for slow-moving and obsolete inventories.  These sources of cash were partially offset by the $243,419  reduction in payables and accrued expenses and the elimination of non-operating  income of $172,461,  comprised of the recovery of excess accrual for the disposal of QCCC's operations.

Cash used for investing  activities of $160,864 consisted of investments made to purchase  plant  equipment and the  construction  of both the new facility and a clean room.

Net cash used for financing  activities of $217,052 included $210,780 to pay the principal  balance of an  outstanding  notes  payable  and bank  credit line and
$6,272 to pay down the Company's capital lease line.

Subsequent to the 2002 year-end,  the Company  restructured its credit facility.
The Company now maintains a revolving credit line of $1,000,000 with an interest rate of prime plus 0.25% per annum  that is  secured by the  Company's  accounts receivable and inventories and consists of two revolving credit  agreements with one  bank.  This new  structure  is not  contingent  on the  Company's  level of accounts receivable.  One agreement is a $250,000 term note that is payable over four years and expires in March 2006, and the other is a $750,000 line of credit that expires in June 2003. The terms of these loan  agreements  contain  certain restrictive  covenants,  including maintenance of: (i) aggregate net worth (plus subordinated  debt,  less any  intangible  assets  and less any  amount due from shareholders,  officers  and  affiliates  of  the  Company)  of  not  less  than
$3,500,000;   (ii)  a  ratio  of  current  and  non-current   liabilities  (less
subordinated debt) to net worth of not more than 0.50 to 1.00; and (iii) working capital of not less than  $2,000,000.  As of January 31, 2003 the Company was in compliance with all of its covenants.

The Company  anticipates that it will spend  approximately  $150,000 for capital expenditures during fiscal year 2003. This is expected to include investments in leasehold improvements, information systems and manufacturing equipment.

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

SUBSEQUENT EVENT

On January  2,  2003,  the  Company  announced  its  intention  to sell  between
1,300,000  and  2,600,000  shares of common  stock at a price of $7.75 per share through a private  placement.  The Board of Directors  approved the terms of the private  placement,  subject to stockholder  approval,  after careful review and analysis with input and guidance  from  management  and the Company's  financial advisors.  A Special Meeting of stockholders has been called to be held on April
15, 2003,  for among other  things,  approving the  consummation  of the private placement.  Assuming the private  placement is approved,  it is  anticipated  to close promptly following the Special Meeting.

Pursuant to the terms of the private placement,  the Bosselmann Group and/or its affiliates  agreed to invest not less than $2 million in the  private  placement and the  balance  of the  investments  would be from  accredited  investors  (as defined in Rule 501(c) of  Regulation  D under the  Securities  Act of 1933,  as amended).  In connection with the private placement,  on January 2, 2003, Ranier
Bosselmann (a principal of the Bosselmann  Group) was appointed to the Company's
Board of  Directors as the Vice  Chairman of the Board of Directors  (increasing the size of the Board of  Directors to eight).  If the private  placement is not approved or is otherwise not consummated, he has agreed to resign from the Board of  Directors  and as  Vice  Chairman.  Following  the  closing  of the  private placement,  four of the  Company's  current  directors  will  resign and will be replaced by three new directors to be nominated by Mr. Bosselmann. The three new directors  are DeSoto  Jordan,  James Quinn and Daniel  Levinson.  The three new directors will be appointed by the remaining  members of the Board of Directors, and  stockholders  will not have an  opportunity to vote on their election until the next succeeding  election of directors  following the closing of the private placement.

Upon the approval  and  consummation  of the private  placement,  purchasers  of shares in the private placement will hold shares representing  between 72.4% and
84% of the total shares  outstanding,  on a fully diluted basis. The Company has agreed to file a  registration  statement to register  such shares no later than
180 days  following  the  closing of the private  placement.  The sale of common stock in the private placement will result in a significant dilution of existing stockholders'  ownership  interest in the Company.  The net proceeds received by the Company in the  offering,  estimated  to be between  $9.8  million and $19.7 million, will be used to provide the Company with additional working capital and additional capital for acquisitions in growth-oriented industries.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In August  2001,  the FASB issued  SFAS 143,  "Accounting  for Asset  Retirement
Obligations."  SFAS  143  addresses  financial   accounting  and  reporting  for
obligations associated with the retirement of tangible long-lived assets and the associated  retirement  costs.  The Company does not expect the adoption of SFAS
143 to  have a  material  effect  on  its  financial  condition  or  results  of operations.

In October 2001,  the FASB issued SFAS 144,  "Accounting  for the  Impairment or
Disposal of Long-Lived  Assets." SFAS 144 supersedes  SFAS 121,  "Accounting for the  Impairment of Long-Lived  Assets and for  Long-Lived  Assets to be Disposed
Of," and addresses  financial  accounting  and  reporting for the  impairment of long-lived  assets and for long-lived assets to be disposed of. The Company does not expect the adoption of SFAS 144 to have a material  effect on its  financial condition or results of operations

In July 2002, the FASB issued SFAS 146,  "Accounting  for Costs  Associated with
Exit or  Disposal  Activities."  SFAS 146  addresses  financial  accounting  and reporting for costs  associated  with exit or disposal  activities and nullifies
EITF Issue No. 94-3,  "Liability  Recognition for Certain  Employee  Termination
Benefits and Other Costs to Exit an Activity  (including  Certain Costs Incurred in a  Restructuring)."  The principal  difference between SFAS 146 and EITF 94-3 relates to SFAS 146's requirements for the timing of recognizing a liability for a cost  associated  with an exit or  disposal  activity be  recognized  when the liability  is  incurred.  Under  EITF  94-3,  a  liability  for an exit cost was recognized at the date of an entity's  commitment  to an exit plan.  SFAS 146 is effective for exit or disposal  activities that are initiated after December 31,
2002, with early adoption  encouraged.  The Company does not expect the adoption of SFAS 146 to have a material  effect on its financial  condition or results of operations.

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

ITEM 8.   CHANGES  IN AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
          FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 11.  SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL  OWNERS AND  MANAGEMENT AND
          RELATED STOCKHOLDER MATTERS

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The  information  required under this item is  incorporated  by reference to the
Company's Proxy Statement for the 2003 Annual Meeting of Stockholders.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a)       (1)   FINANCIAL STATEMENTS

          The following  financial  statements  (including notes thereto and the
          Independent Auditors' Report with respect thereto),  are filed as part of this Annual Report on Form 10-KSB starting on page F-1 hereof:

          Independent Auditors' Reports.

          Consolidated Balance Sheets at January 31, 2002 and 2003.

          Consolidated Statements of Operations for each of the two years in the periods ended January 31, 2002 and 2003.

          Consolidated  Statements of  Stockholders'  Equity for each of the two years in the period ended January 31, 2003.

          Consolidated Statements of Cash Flows for each of the two years in the period ended January 31, 2003.

          Notes to Consolidated Financial Statements.

          (2)   EXHIBITS

          Exhibits,  including  management  contracts,  compensatory  plans  and arrangements  required to be filed as part of this report,  are listed in the Exhibit  Index,  which  follows the  financial  statements  and financial statement schedules.

(b)       REPORTS ON FORM 8-K

          On January 6, 2003, the Company filed a Form 8-K dated January 2, 2003 reporting the Company's plans to raise capital in a private  placement and the naming of Rainer  Bosselmann as Vice Chairman of the Company's
          Board of Directors.

ITEM 14.  CONTROLS AND PROCEDURES

Based on their  evaluation,  as of a date  within 90 days of the  filing of this
Form 10-KSB,  the Company's  Chief  Executive  Officer and  Principal  Financial
Officer have  concluded the Company's  disclosure  controls and  procedures  (as defined in Rules  13a-14 and 15d-14 under the  Securities  Exchange Act of 1934)
are effective. There have been no significant changes in internal controls or in other factors that could  significantly  affect these controls subsequent to the date of their  evaluation,  including  any  corrective  actions  with  regard to significant deficiencies and material weaknesses.

There were no changes in the  Company's  internal  controls or in other  factors that could have significantly  affected those controls subsequent to the date of the Company's most recent evaluation.

                                   SIGNATURES

Pursuant to the  requirements of Section 13 or 15(d) of the Securities  Exchange
Act of 1934,  the  Registrant  has duly  caused  this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PUROFLOW INCORPORATED

                        By: /s/  Michael H. Figoff              March   17, 2003
                            ------------------------
                            Michael H. Figoff
                            President/Chief Executive Officer
                            Director

                                POWER OF ATTORNEY

Puroflow  Incorporated  and each of the undersigned do hereby appoint Michael H.
Figoff  and Travis  Bradford,  and each of them  severally,  its or his true and
lawful  attorney  to  execute  on  behalf  of  Puroflow   Incorporated  and  the
undersigned  any and all  amendments to this Annual Report on Form 10-KSB and to file the same with all  exhibits  thereto  and  other  documents  in  connection therewith,  with the Securities and Exchange Commission;  each of such attorneys shall have the power to act hereunder with or without the other.

Pursuant to the requirement of the Securities  Exchange Act of 1934, this report has been signed below by the following  persons on behalf of the  Registrant and in the capacities and on the date indicated.

                   By:  /s/ Michael H. Figoff                     March 17, 2003
                        ---------------------------------
                        Michael H. Figoff
                        President/Chief Executive Officer
                        Director

                   By:  /s/ Travis Bradford                       March 17, 2003
                        ---------------------------------
                        Travis Bradford
                        Chairman of the Board

                   By:  /s/  Rainer Bosselmann                    March 17, 2003
                        ---------------------------------
                        Rainer Bosselmann
                        Vice Chairman of the Board

                   By:  /s/ Glen Kassan                           March 17, 2003
                        ---------------------------------
                        Glen Kassan
                        Director

                   By:  /s/  Warren Lichtenstein                  March 17, 2003
                        ---------------------------------
                        Warren Lichtenstein
                        Director

                   By: /s/  Dr. Tracy k. Pugmire                  March 17, 2003
                       ----------------------------------
                       Dr. Tracy K. Pugmire
                       Director

                   By: /s/  Josh Schechter                        March 17, 2003
                       ----------------------------------
                       Josh Schechter
                       Director

                   By: /s/  Robert A. Smith                       March 17, 2003
                       ----------------------------------
                       Robert A. Smith
                       Director

                   By: /s/  Craig S. Montesanti                   March 17, 2003
                       ----------------------------------
                       Craig S. Montesanti
                       Vice President of Finance
                       (Principal Financial Officer
                       & Principal Accounting Officer)

                                  CERTIFICATION
                            SECTION 302 CERTIFICATION

I, Michael H. Figoff, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Puroflow Incorporated, a Delaware corporation;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)    designed  such  disclosure  controls  and  procedures  to ensure that material  information  relating  to  the  registrant,  including  its consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period in which this annual report is being prepared;

     b)    evaluated the effectiveness of the registrant's  disclosure  controls and  procedures  as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)    presented   in  this  annual   report  our   conclusions   about  the
           effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

     a)    all  significant  deficiencies in the design or operation of internal controls which could  adversely  affect the  registrant's  ability to
           record,   process  summarize  and  report  financial  data  and  have identified for the registrant's  auditors any material  weaknesses in internal controls; and

     b)    any fraud, whether or not material, that involves management or other employees who have a significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this annual report whether there were significant  changes in internal  controls or in other  factors  that could  significantly  affect  internal  controls subsequent  to the  date  of our  most  recent  evaluation,  including  any corrective  actions with regard to  significant  deficiencies  and material weaknesses.

Date:   March 17, 2003                             By: /s/  Michael H. Figoff
                                                       -------------------------
                                                   Michael H. Figoff
                                                   Chief Executive Officer

                                  CERTIFICATION
                            SECTION 302 CERTIFICATION

I, Craig S. Montesanti, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Puroflow Incorporated, a Delaware corporation;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)    designed  such  disclosure  controls  and  procedures  to ensure that material  information  relating  to  the  registrant,  including  its consolidated subsidiaries, is made known to us by others within those entities,  particularly during the period in which this annual report is being prepared;

     b)    evaluated the effectiveness of the registrant's  disclosure  controls and  procedures  as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)    presented   in  this  annual   report  our   conclusions   about  the
           effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent functions):

     a)    all  significant  deficiencies in the design or operation of internal controls which could  adversely  affect the  registrant's  ability to
           record,   process  summarize  and  report  financial  data  and  have identified for the registrant's  auditors any material  weaknesses in internal controls; and

     b)    any fraud, whether or not material, that involves management or other employees who have a significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this annual report whether there were significant  changes in internal  controls or in other  factors  that could  significantly  affect  internal  controls subsequent  to the  date  of our  most  recent  evaluation,  including  any corrective  actions with regard to  significant  deficiencies  and material weaknesses.

Date:   March 17, 2003                      By: /s/ Craig S. Montesanti
                                                --------------------------------
                                            Craig S. Montesanti
                                            Vice President of Finance
                                            (Principal Financial Officer &
                                            Principal Accounting Officer)

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Puroflow Incorporated

We have  audited  the  accompanying  consolidated  balance  sheets  of  Puroflow
Incorporated (a Delaware corporation),  and subsidiaries at January 31, 2002 and
2003,  and the related  consolidated  statements  of  operations,  stockholders'
equity and cash flows for the years then  ended.  These  consolidated  financial
statements   are  the   responsibility   of  the   Company's   management.   Our
responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on our audits.

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

In our opinion, the consolidated  financial statements referred to above present
fairly,  in  all  material   respects,   the  financial   position  of  Puroflow
Incorporated  and  Subsidiaries at January 31, 2002 and 2003, and the results of their  operations  and their cash  flows for the years then ended in  conformity with accounting principles generally accepted in the United States.

Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

February 26, 2003

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           January 31, 2002 and 2003

                                                                           2002              2003
                                                                           ----              ----
CURRENT ASSETS:
     Cash, Note 7                                                       $   123,330      $   265,080
     Accounts receivable, net of allowance for doubtful accounts of
     $48,000 at January 31, 2002 and $35,000 at January 31, 2003          1,088,187        1,159,812
     Deferred tax benefit, current, Note 5                                  145,235          145,235
     Inventories, Note 1                                                  2,159,755        1,654,797
     Prepaid expenses and deposits                                          123,986          122,337
                                                                        -----------      -----------

        TOTAL CURRENT ASSETS                                              3,640,493        3,347,261
                                                                        -----------      -----------

PROPERTY AND EQUIPMENT -Note 1
      Leasehold improvements                                                 63,914          290,883
      Machinery and equipment                                             3,669,356        3,706,145
      Tooling and dies                                                      397,205          401,165
      Construction in progress                                              106,854             --
                                                                        -----------      -----------
                                                                          4,237,329        4,398,193
      Less accumulated depreciation
       and amortization                                                   3,546,793        3,729,736
                                                                        -----------      -----------

NET PROPERTY AND EQUIPMENT                                                  690,536          668,457
                                                                        -----------      -----------

DEFERRED TAX BENEFIT, NOTE 5                                                589,985          589,985
OTHER ASSETS, NOTE 1                                                         29,722           29,722
                                                                        -----------      -----------

TOTAL ASSETS                                                            $ 4,950,736      $ 4,635,425
                                                                        ===========      ===========

CURRENT LIABILITIES:
    Line of credit, Note 2                                              $   510,000      $   119,788
    Notes payable, current, Note 3                                           17,133           62,496
    Current portion of capital lease, Note 3                                  6,299            6,664
    Accounts payable                                                        402,773          326,894
    Accrued expenses                                                        516,664          176,663
                                                                        -----------      -----------

TOTAL CURRENT LIABILITIES                                                 1,452,869          692,505
                                                                        -----------      -----------

LONG TERM DEBT, Note 3                                                       18,473          145,905

COMMITMENTS AND CONTINGENCIES Note 6

STOCKHOLDERS' EQUITY, Note 4 and Note 9

  Preferred stock, par value $.10 per share
     Authorized - 500,000 shares. Issued - None
  Common stock, par value $.15 per share
     Authorized - 12,000,000 shares
     Outstanding 493,273 shares at January 31, 2002
     and 494,306 shares at January 31, 2003                                 433,967          433,967
   Additional paid-in capital                                             5,141,767        5,141,767
   Accumulated deficit                                                   (2,057,421)      (1,739,800)
   Less:
          Notes receivable from stockholders                                 (6,000)          (6,000)
          Treasury stock at cost                                            (32,919)         (32,919)
                                                                        -----------      -----------
TOTAL STOCKHOLDERS' EQUITY                                                3,479,394        3,797,015
                                                                        -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 4,950,736      $ 4,635,425
                                                                        ===========      ===========

    See independent auditors' report and notes to the financial statements.

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years ended January 31, 2002 and 2003

YEARS ENDED JANUARY 31,                                                  2002              2003
                                                                         ----              ----

Net sales                                                             $ 7,236,058      $ 6,833,776
Cost of goods sold                                                      5,137,157        4,499,573
                                                                      -----------      -----------

Gross profit                                                            2,098,901        2,334,203

Selling, general and administrative expenses                            1,728,216        1,939,468
                                                                      -----------      -----------

Operating income                                                          370,685          394,735

Other income and (expense)
  Other  income                                                             2,092           57,404
  Write-down of excess and obsolete inventory                                --           (250,000)
  Interest expense                                                        (46,979)         (26,277)
                                                                      -----------      -----------

Income  before tax from continuing operations                             325,798          175,862

Income tax expense                                                        130,000           30,702
                                                                      -----------      -----------

Net income  from continuing operations                                $   195,798      $   145,160
                                                                      -----------      -----------

Recovery of excess accrual for disposal of segment in fiscal 2002            --            172,461
Loss from discontinued operations, Note 11                               (154,686)            --
Loss from disposal of discontinued operations, Note 11                   (560,000)            --

                                                                      -----------      -----------
Net loss                                                              $  (518,888)     $   317,621
                                                                      ===========      ===========

Basic earnings per share, continuing operations                       $      0.40      $      0.29
Basic earnings per share, discontinued operations                     $     (1.45)     $      0.35
                                                                      -----------      -----------
Total                                                                 $     (1.05)     $      0.64
                                                                      ===========      ===========

Diluted earnings per share, continuing operations                     $      0.40      $      0.29
Diluted earnings per share, discontinued operations                   $     (1.45)     $      0.35
                                                                      -----------      -----------
Total                                                                 $     (1.05)     $      0.64
                                                                      ===========      ===========

Weighted average number of shares, basic                                  493,273          494,306
                                                                      ===========      ===========

Weighted average number of shares, diluted                                494,306          494,306
                                                                      ===========      ===========

    See independent auditors' report and notes to the financial statements.

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years ended January 31, 2002 and 2003

                                                                                      NOTES
                                                                                    RECEIVABLE
                                                                                       FROM
                                   COMMON          ADDITIONAL     ACCUMULATED      STOCKHOLDERS
                                    STOCK           PAID-IN          DEFICIT       AND TREASURY
                                  PAR VALUE         CAPITAL           TOTAL            STOCK             TOTAL
                                  ---------         -------           -----            -----             -----

Balance at January 31, 2001     $   433,967      $ 5,141,767      $(1,538,533)     $   (38,919)     $ 3,998,282

Net loss                                                             (518,888)                         (518,888)
                                -----------      -----------      -----------      -----------      -----------

Balance at January 31, 2002         433,967        5,141,767       (2,057,421)         (38,919)     $ 3,479,394

Net income                                                            317,621                           317,621
                                -----------      -----------      -----------      -----------      -----------

Balance at January 31, 2003     $   433,967      $ 5,141,767      $(1,739,800)     $   (38,919)     $ 3,797,015
                                                 ===========      ===========      ===========      ===========

      See independent auditors' report and notes to financial statements.

                     PUROFLOW INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended January 31, 2002 and 2003

YEARS ENDED JANUARY 31,                                                    2002          2003
                                                                         -------        -------

CASH AT BEGINNING OF YEAR                                              $   8,250      $ 123,330

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)                                                       (518,888)       317,621
Adjustments to reconcile net loss to net cash provided
by operating activities:
 Depreciation and amortization                                           490,392        182,943
 Provision for losses on accounts receivable                              55,459           --
 Recovery of excess accrual for disposal of segment in fiscal 2002          --         (172,461)
 Write-down of excess and obsolete inventory                                --          250,000
Changes in operating assets and liabilities:
Accounts receivable                                                      560,921        (71,625)
Inventories                                                             (142,963)       254,958
Prepaid expenses and deposits                                             (9,918)         1,649
Deferred taxes                                                            (8,527)          --
Accounts payable and accrued expenses                                    (16,756)      (243,419)
                                                                       ---------      ---------
Net cash provided by operating activities                                409,720        519,666

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                     (144,953)      (160,864)
                                                                       ---------      ---------
Net cash used for investing activities                                  (144,953)      (160,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft                                                           (34,698)          --
Payments on credit line                                                  (34,000)      (140,212)
Principal payments on capital lease                                       (5,922)        (6,272)
Principal payments on notes payable                                      (75,067)       (70,568)
                                                                       ---------      ---------
Net cash used for financing activities                                  (149,687)      (217,052)
                                                                       ---------      ---------

NET INCREASE IN CASH                                                     115,080        141,750
                                                                       ---------      ---------

CASH AT END OF YEAR                                                    $ 123,330      $ 265,080
                                                                       =========      =========

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

CONSOLIDATED SUBSIDIARIES

The  consolidated  financial  statements  include the accounts of the  Company's wholly owned  subsidiaries,  Puroflow  Corporation,  Decca  Valves  Corporation,
Michigan Dynamics, Inc., and Ultra Dynamics Corporation.  Material inter-company transactions and balances have been eliminated.  Puroflow  Corporation  acquired
Quality  Controlled  Cleaning  Corporation  (QCCC) on January  31, 1999 and this operation has been discontinued. (See Note 11).

INVENTORIES

Inventories  are stated at the lower of cost of market on a first-in,  first-out basis (FIFO), and consist of the following items:

                                      January 31,    January 31,
                                         2002          2003
                                      ==========     ==========
Raw materials and purchased parts     $1,417,418     $1,054,400
Work in progress                         376,047        239,645
Finished goods                           366,290        360,752
                                      ----------     ----------
Total                                 $2,159,755     $1,654,797
                                      ==========     ==========

PROPERTY, PLANT AND EQUIPMENT

Property,  plant and equipment is stated at cost.  Depreciation and amortization of property and equipment is computed using the straight-line  method based upon the  estimated  useful lives of the assets,  except for  leasehold  improvements which  are  amortized  over  the  shorter  of  the  life  of  the  lease  or the improvements. The estimated useful lives are as follows:

                     Classification                       Life
                 ===========================          ==========
                 Machinery and equipment              5-15 years
                 Tooling and dies                        5 years
                 Leasehold improvements                  5 years

REVENUE RECOGNITION

Revenue is recognized when finished products are shipped.

LONG-LIVED ASSETS

The Company reviews long-lived assets for impairment  whenever events or changes in  circumstances  indicate that the carrying  amount of these assets may not be recoverable. The Company assesses these assets for impairment based on estimated future cash flows from these assets.

INCOME TAXES

The Company complies with Financial Accounting Standards No. 109, Accounting for
Income Taxes.

CASH FLOWS

For the purpose of the  statement  of cash flows,  the  Company  considers  cash equivalents  to  include  cash  only and to  exclude  any  near-cash  short-term investments.

                        See independent auditors' report

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

                         2002                     2003
                    ===============         ==============
                      $ 137,600               $ 131,200
                    ===============         ==============

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

NOTE 2 - LINE OF CREDIT

Subsequent to the 2002 year-end,  the Company  restructured its credit facility.
The Company now maintains a revolving credit line of $1,000,000 with an interest rate of prime plus 0.25% per annum  that is  secured by the  Company's  accounts receivable and inventories and consists of two revolving credit  agreements with one  bank.  This new  structure  is not  contingent  on the  Company's  level of accounts receivable.  One agreement is a $250,000 term note that is payable over four years and expires in March 2006, and the other is a $750,000 line of credit that expires in June 2003. The terms of these loan  agreements  contain  certain restrictive  covenants,  including maintenance of: (i) aggregate net worth (plus subordinated  debt,  less any  intangible  assets  and less any  amount due from shareholders,  officers  and  affiliates  of  the  Company)  of  not  less  than
$3,500,000;   (ii)  a  ratio  of  current  and  non-current   liabilities  (less
subordinated debt) to net worth of not more than 0.50 to 1.00; and (iii) working capital  of not less  than  $2,000,000.  The  total  outstanding  on the  credit facility was  $510,000 and $316,353 at January 31, 2002 and 2003,  respectively.
At January 31,  2002 the entire  facility  was a line of credit.  At January 31,
2003 the facility  includes  notes payable of 196,565 (see note 3) and a line of credit of $119,788 respectively.

                        See independent auditors' report

NOTE 3 - LONG-TERM DEBT

                                                                 January 31,  January 31,
                                                                    2002        2003
                                                                 ==========   ===========

Note payable to a bank bearing interest at prime plus            $ 17,133         --
1.5% payable in principal monthly payments of $3,933,
repaid in full

Note payable to a bank bearing interest at prime plus 0.25%          --       $196,565
payable in principal monthly payments of $5,208, maturing in
March 2006

Capital lease on a computer system with an imputed rate of         24,772       18,500
interest of 9.2% with monthly payments of $693 maturing in
July 2005
                                                                 --------     --------

                                                                   41,905      215,065

Less current portion                                               23,432       69,160
                                                                 --------     --------

Long-term debt                                                   $ 18,473     $145,905
                                                                 ========     ========

Maturities of long-term debt is as follows (Year ended):

                       2004             $   69,160
                       2005                 66,654
                       2006                 64,971
                       2007                 14,280
                                        ----------
                                        $  215,065
                                        ==========

Assets under the capital lease totaled $30,694 at January 31, 2003.

Interest paid in cash totaled as follows for the years ended January 31,

                    2002                 2003
                 ========               ========

                 $ 46,979               $ 26,277
                 ========               ========

NOTE 4 - STOCK OPTION PLANS

In August 2001, the Company  implemented a new Incentive Stock Option Plan which provides  options to purchase up to 33,333 shares of the Company's  Common Stock for officers,  directors,  and key employees,  at an exercise price equal to the fair market value on the date of grant as  determined by the Board of Directors.
The shares  issued under the Option Plan shall become  vested over periods up to three years.  On April 4, 2002 10,000  options were granted at an exercise price of $5.70 per share.  As of January  31, 2003 there were  10,000  shares  granted under the plan.

Under a previous plan, the Company had issued stock options to certain officers, directors,  and key  employees  to purchase  shares of its Common  Stock  within prescribed periods at prices that varied between $3.75 to $12.15 per share. This plan was terminated  upon the  consummation  of the August 2001 Incentive  Stock
Option  Plan.  As of January 31,  2003,  there were  options for 9,667 shares of common stock  outstanding  of which options for 9,465 shares of common stock are exercisable.

Statement  of  Financial   Accounting  No.  123,   "Accounting  for  Stock-Based
Compensation,"  requires  companies to measure employee stock compensation plans based on the fair value method of accounting.  However, the statement allows the alternative  of continued use of Accounting  Principles  Board (APB) Opinion No.
25, "Accounting for Stock Issued to Employees," with pro-forma disclosure of net income earnings per share  determined as if the fair value based method had been applied in measuring  compensation cost. The Company has elected the alternative

                        See independent auditors' report

of continued use of APB No. 25. The  Black-Scholes  valuation method was used to determine if the fair value of the options  required a pro-forma  disclosure  of their  impact on earnings  per share.  The  assumptions  used were (1) Risk Free
Interest Rate of 1.77%; (2) Stock  Volatility  Factor of 4%; (3) Expected Option
Life of 5 years; and (4) No expected dividend yield. No pro-forma  disclosure is presented  because  the stock  options  granted in fiscal  2003 had no  dilutive effect.

NOTE 5 - INCOME TAXES

The following is a reconciliation of the tax provision, computed by applying the statutory  federal  income  tax  rates  and the  income  tax  provision  per the financial statements for the years ended January 31,

                                                   2002            2003
                                                =========       =========

Income tax provision at 34%                     $ 110,771      $  59,793
Other                                              50,017        (31,754)
Benefit of net operating loss carryforwards          --          (28,039)
                                                ---------      ---------

Current federal tax provision, continuing         160,788           --
operations
Tax benefit, discontinued operations             (126,000)          --
Change in deferred taxes                          (34,778)          --
State franchise taxes                               4,000         30,702
                                                ---------      ---------

Provision for income tax                        $   4,000     $  30,702
                                                =========      =========

During the years ended January,  31, 2002 and 2003, the Company paid cash income taxes of $4,000.  Deferred tax benefits reflect the impact of loss carryforwards and  temporary  differences  between  the assets and  liabilities  recorded  for financial reporting purposes and tax purposes. These differences are as follows:

                                                    2002              2003
                                                 ==========        ==========

Allowance for doubtful accounts                 $    20,563      $    14,994
Allowance for inventory obsolescence                 12,852          129,139
Vacation accrual                                     36,414           34,272
Inventory uniform capitalization                     43,620           42,840
Loss on disposal of discontinued operations         101,786           10,710
Less valuation allowance                            (70,000)         (86,720)
                                                -----------      -----------

    Current                                         145,235          145,235
                                                ===========      ===========

Tax loss carryforward                             1,020,155          923,178
Depreciation and amortization                      (163,590)        (139,540)
Other                                               (13,531)          (8,645)
Less valuation allowance                           (253,049)        (185,008)
                                                -----------      -----------

    Non-current                                 $   589,985      $   589,985
                                                ===========      ===========

Realization of the deferred benefit is contingent upon future taxable  earnings.
For the year ending January 31, 2003 the Company reduced its valuation allowance by  $51,321.  For the year  ended  January  31,  2002 the  Company  reduced  its valuation allowance by $30,778.

The Company  estimates it has  available  net operating  loss  carryforwards  of approximately  $2,715,230 for federal income tax purposes and $170,775 for state income tax purposes at January 31, 2003.  The  Company's  federal net  operating loss  carryforwards  expire from 2008 to 2020,  California  net  operating  loss

                       See independent auditors' report.

carryforwards expire in 2005. Use of California net operating loss carryforwards have been suspended temporarily by the state.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company moved into a new facility  under a  non-cancelable  lease  agreement commencing  December 2001 which expires in March 2012.  The Company is committed to minimum payments under this lease as follows:

                            Twelve Months Ending January 31,
                         ===================================

                              2004             $ 300,000
                              2005               300,000
                              2006               315,000
                              2007               324,000
                              2008               324,000
                                              ==========
                           Thereafter          1,372,500
                                              ==========
                              TOTAL           $2,935,500
                                              ==========

Total rental expense under facility  leases  (including  expenses) is as follows for the years ending January 31,

                           2002                  2003
                     ===============          ==========
                        $408,000              $ 312,750
                     ===============          ==========

LEGAL MATTERS

At January 31, 2003 the Company is not a party to any legal proceedings.

NOTE 7 - CONCENTRATIONS

MAJOR CUSTOMER INFORMATION

Concentration  of sales in the Company's three largest  customers was $4,465,971 for the year ending  January 31, 2002 and $3,984,561 for the year ending January
31, 2003.

CONCENTRATION OF CREDIT RISK

Concentration of receivables due from the Company's three largest  customers was
$576,335  for the year ending  January 31, 2002 and $721,114 for the year ending
January 31, 2003.

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

CASH IN BANK

At January  31,  2003,  the  Company  had cash in a bank in excess of  federally insured limits of approximately $255,942.

                       See independent auditors' report.

NOTE 8 - STOCKHOLDERS' EQUITY

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

On February 17, 2000,  the Board  entered into a plan to retire 61,333 shares of its common stock,  from shares issued August 24, 1998 in return for cancellation of notes received by the Company from  employees and board members.  The Company received and retired  48,735  shares of common stock.  The unretired  shares are held by a former employee.

NOTE 9 - EARNINGS PER SHARE

Reconciliation   of  basic  and  diluted   earnings  per  share  for  continuing
operations:

                                                                 PER SHARE
                                      INCOME         SHARES       AMOUNT
                                      =======       ========     =========
YEAR ENDED JANUARY 31, 2002
Basic earnings (loss) per share       $195,798      493,273     $   0.40

EFFECT OF DILUTIVE SECURITIES
Stock options                            --           1,033         --
Diluted earnings (loss) per share     $195,798      494,306     $   0.40
                                      ========     ========     ========
YEAR ENDED JANUARY 31, 2003
Basic earnings (loss) per share       $145,160      494,306     $   0.29

EFFECT OF DILUTIVE SECURITIES
Stock options                                          --           --
                                      --------     --------     --------

Diluted earnings per share            $145,160      494,306     $   0.29
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

The Company  may also make  discretionary  contributions  to the plan based upon participant  compensation  and net profits.  During the years ended  January 31,
2002 and January 31,  2003,  the Company  contributed  $ 8,161 and $8,746 to the
Plan respectively. The Company's maximum contribution is limited to 1/2 of 1% of the employee's compensation.

                       See independent auditors' report.

NOTE 11 - DISCONTINUED OPERATIONS

As of January 31, 2002 the Company  elected to shut down its Quality  Controlled
Cleaning  division and all  operations  have been  reclassified  under loss from discontinued  operations in fiscal years 2001 and 2002. The Company has provided for its estimated loss on the Quality  Controlled  Cleaning  division during the phase-out period ended during fiscal year 2003. The Company accrued $339,880 for the capture of all phase-out costs including inventory, capital expenditures and operating  charges.  During  fiscal 2003,  $142,419  were  captured  against the accrual and $25,000 remains accrued for anticipated  charges in fiscal 2004. The remaining  $172,461 was recorded as a recovery of excess accrual for disposal of segment on the Consolidated Statements of Operations.

The following presents the results of operations for discontinued operations for the years ending January 31,

                                        2002         2003
                                      ---------      -----
Revenues                              $ 179,421      $  --
                                      =========      =====
Operating Loss                        $(225,686)     $  --

Tax Benefit                           $  71,000      $  --
                                      ---------      -----
Loss from discontinued operations     $(154,686)     $  --
                                      =========      =====

At January  31,  2003 the balance  sheet  includes  an accrual of $25,000  which approximates  the  remaining  outstanding  charges  expected  during fiscal 2004 related to the shutdown of QCCC.

At  January  31,  2002  the  balance  sheet  includes  assets  for  discontinued
operations of approximately  $30,000 which approximates the net realizable value of accounts  receivable and inventories  less the estimated loss expected during the phase-out period.

NOTE 12 - PENDING TRANSACTION

On January  2,  2003,  the  Company  announced  its  intention  to sell  between
1,300,000  and  2,600,000  shares of common  stock at a price of $7.75 per share through a private  placement.  The Board of Directors  approved the terms of the private  placement,  subject to stockholder  approval,  after careful review and analysis with input and guidance  from  management  and the Company's  financial advisors.  A Special Meeting of stockholders has been called to be held on April
15, 2003,  for among other  things,  approving the  consummation  of the private placement.  Assuming the private  placement is approved,  it is  anticipated  to close promptly following the Special Meeting.

Pursuant to the terms of the private placement,  the Bosselmann Group and/or its affiliates  agreed to invest not less than $2 million in the  private  placement and the  balance  of the  investments  would be from  accredited  investors  (as defined in Rule 501(c) of  Regulation  D under the  Securities  Act of 1933,  as amended).  In connection with the private placement,  on January 2, 2003, Ranier
Bosselmann (a principal of the Bosselmann  Group) was appointed to the Company's
Board of  Directors as the Vice  Chairman of the Board of Directors  (increasing the size of the Board of  Directors to eight).  If the private  placement is not approved or is otherwise not consummated, he has agreed to resign from the Board of  Directors  and as  Vice  Chairman.  Following  the  closing  of the  private placement,  four of the  Company's  current  directors  will  resign and will be replaced by three new directors to be nominated by Mr. Bosselmann. The three new directors  are DeSoto  Jordan,  James Quinn and Daniel  Levinson.  The three new directors will be appointed by the remaining  members of the Board of Directors, and  stockholders  will not have an  opportunity to vote on their election until the next succeeding  election of directors  following the closing of the private placement.

                       See independent auditors' report.

Upon the approval  and  consummation  of the private  placement,  purchasers  of shares in the private placement will hold shares representing  between 72.4% and
84% of the total shares  outstanding,  on a fully diluted basis. The Company has agreed to file a  registration  statement to register  such shares no later than
180 days  following  the  closing of the private  placement.  The sale of common stock in the private placement will result in a significant dilution of existing stockholders'  ownership  interest in the Company.  The net proceeds received by the Company in the  offering,  estimated  to be between  $9.8  million and $19.7 million, will be used to provide the Company with additional working capital and additional capital for acquisitions in growth-oriented industries.

                       See independent auditors' report.

                              PUROFLOW INCORPORATED

                                INDEX TO EXHIBITS

This Index is filed in response to Item 13 and the following documents are filed as Exhibits in response to Item 13 as required by Item 601 of Regulation S-B:

Exhibit         Description
  No.
------
 3.1        Certificate of Incorporation(1)

 3.2        Bylaws(1)

10.1        Employment  Agreement  dated  March 1, 1993  between the Company and
            Michael  H.  Figoff(2)

10.2        Employment  Contract  dated July 9, 1998  between  the  Company  and
            Michael H. Figoff (filed herewith)

10.3        1991 Key Employee Incentive Stock Option Plan(1)

10.4        Form of Stock Option Agreement under the 1991 Key Employee Incentive
            Stock Option Plan(1)

10.5        Form of Directors Stock Option Agreement dated February 14, 1991(1)

10.6        2001 Incentive Stock Option Plan(3)

  21        Subsidiaries of the Company (filed herewith)

99.1        Certification of Principal Executive Officer (filed herewith)

99.2        Certification of Principal Financial Officer (filed herewith)

------------------
  1         Incorporated by reference to the Company's Registration Statement on
            Form S-1,  filed with the  Securities  and  Exchange  Commission  on
            October 15, 1991, Registration No. 33-43228.

  2         Incorporated  by reference to the Company's Form 10-K filed with the
            Securities and Exchange Commission on May 15, 1993.

  3         Incorporated by reference to the Company's Proxy Statement filed on
            Schedule 14A with the Securities and Exchange Commission on
            August 6, 2001.