Form 10QSB
period 2003-04-30
PUROFLOW INC
filed 2003-06-16
CIK 100591

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003	Commission File Number 0-5622

PUROFLOW INCORPORATED

(Exact name of small business issuer as specified in its charter)

DELAWARE	13-1947195

(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

One Church Street, Suite 302 Rockville MD	20850

(Address of principal executive offices)	(ZIP Code)

Issuer's telephone number, including area code: (301) 315-0027

Securities registered pursuant to Section 12(g) of the Act:

Common Stock	Shares outstanding
Common Stock, $.15 Par Value	1,798,071 as of June 9, 2003

Transitional Small Business Disclosure Format (Check One):   Yes  ☐    No  ☒

  PART I.
FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

PUROFLOW INCORPORATED
Condensed Consolidated Balance Sheets
(Unaudited)
	April 30, 2003	January 31, 2003

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 9,992,000	$ 265,000
Accounts receivable, net of allowance for doubtful accounts of $35,000 at April 30, 2003 and $35,000 at January 31, 2003	1,366,000	1,160,000
Inventories	1,806,000	1,655,000
Deferred tax benefit	145,000	145,000
Prepaid expenses and other current assets	143,000	122,000

TOTAL CURRENT ASSETS	13,452,000	3,347,000

PROPERTY & EQUIPMENT
Leasehold improvements	317,000	291,000
Machinery and equipment	3,700,000	3,706,000
Tooling and dies	434,000	401,000

	4,451,000	4,398,000

Less accumulated depreciation and amortization	3,797,000	3,730,000

NET PROPERTY AND EQUIPMENT	654,000	668,000

Deferred tax benefit	590,000	590,000
Other assets	4,000	30,000

TOTAL ASSETS	$ 14,700,000	$ 4,635,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 414,000	$ 327,000
Line of credit	107,000	120,000
Accrued expenses	552,000	176,000
Notes payable, current	22,000	62,000
Current portion of capital lease obligation	5,000	7,000

TOTAL CURRENT LIABILITIES	1,100,000	692,000

Long-term debt	132,000	146,000

STOCKHOLDERS' EQUITY:

Preferred stock, par value $.10 per share, authorized - 500,000 shares - Issued - none	-	-
Common stock, par value $.15 per share, authorized - 12,000,000 shares -issued 1,801,304 shares at April 30, 2003 and 497,536 shares at January 31, 2003 and, outstanding - 1,798,071 shares at April 30, 2003 and 494,303 shares at January 31, 2003	270,000	74,000
Warrants outstanding	849,000	-
Additional paid-in capital	14,096,000	5,502,000
Accumulated deficit	(1,714,000)	(1,740,000)
Notes receivable from stockholders	-	(6,000)
Treasury stock at cost, 3,233 shares at April 30, 2003 and January 31, 2003	(33,000)	(33,000)

TOTAL STOCKHOLDERS' EQUITY	13,468,000	3,797,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 14,700,000	$ 4,635,000

See accompanying notes to the condensed consolidated financial statements.

PUROFLOW INCORPORATED
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended April 30,
	2003	2002

Net sales	$ 1,690,000	$ 1,624,000
Cost of goods sold	1,132,000	1,113,000

Gross profit	558,000	511,000

Selling, general and administrative expenses	509,000	423,000

Operating income	49,000	88,000

Interest expense	(2,000)	(7,000)
Other income (expense)	(4,000)	54,000

Income before income taxes	43,000	135,000

Provision for income taxes	17,000	10,000

Net Income	$ 26,000	$ 125,000

Earnings per share:

Basic earnings per share	$ 0.05	$ 0.25

Diluted earnings per share	$ 0.05	$ 0.25

Weighted average number of shares:

Basic	524,000	494,000

Diluted	526,000	495,000

See accompanying notes to the condensed consolidated financial statements.

PUROFLOW INCORPORATED
 Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 26,000	$ 125,000
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	67,000	44,000

Changes in operating assets and liabilities:
Accounts receivable	(206,000)	(88,000)
Inventories	(151,000)	61,000
Prepaid expenses and other current assets	(21,000)	32,000
Accounts payable & accrued expenses	75,000	(34,000)

Net cash provided by / (used for) operating activities	(210,000)	140,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(53,000)	(76,000)

Net cash used for investing activities	(53,000)	(76,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of common stock	10,059,000	-
Principal payments on notes payable	(55,000)	(9,000)
Principal payments on credit line	(12,000)	(5,000)
Principal payments on capital lease	(2,000)	-

Net cash provided by / (used for) financing activities	9,990,000	(14,000)

NET INCREASE (DECREASE) IN CASH	9,727,000	50,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	265,000	123,000

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 9,992,000	$ 173,000

Supplemental disclosure of non-cash financing activities:
Issuance of warrants	$ 849,000	$ -

See accompanying notes to the condensed consolidated financial statements.

PUROFLOW INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated balance sheets as of April 30, 2003, and the condensed consolidated statements of operations and statements of cash flows for the three months ended April 30, 2003 and 2002, respectively, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of April 30, 2003 and the results of its operations and cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the year ended January 31, 2003, together with the auditors' report, included in the Company's Annual Report contained in Form 10-KSB, as filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Cash and equivalents -- Cash and equivalents include cash balances on deposit in banks, overnight investments in mutual funds, and other financial instruments having an original maturity of three months or less. For purposes of the condensed consolidated financial statements of cash flow, the Company considers these amounts to be cash equivalents.

NOTE 2 - INVENTORIES

Inventories at April 30, 2003 and January 31, 2003 consisted of:

	April 30, 2003	January 31, 2003

Raw materials and purchased parts	$ 1,118,000	$ 1,054,000

Work in process	233,000	240,000

Finished goods and assemblies	455,000	361,000

Totals	$ 1,806,000	$ 1,655,000

NOTE 3 -- PRIVATE OFFERING OF COMMON STOCK

On April 29, 2003 the Company completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share. The proceeds of approximately $10,106,000 will be reduced by offering costs of $454,000. The net proceeds will be used for acquisitions in growth-oriented industries and for working capital. The private offering was approved by shareholder vote on April 15, 2003.

In connection with consummation of the private offering, the Company granted an aggregate of 230,000 warrants to purchase common stock at a strike price of $7.75. The warrants are fully vested and have been recorded as a reduction of the proceeds from the offering.

NOTE 4 - EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the maximum dilution that would have resulted from the exercise of stock options and warrants. Diluted earnings per share are computed by dividing net income by the weighted average of common shares and all dilutive securities.
	INCOME	SHARES	PER-SHARE AMOUNT

3 Months Ended April 30, 2003
Basic earnings per share	$ 26,000	524,000	$ 0.05

Effect of Dilutive Securities -
Stock options		2,000

Diluted earnings per share	$ 26,000	526,000	$ 0.05

3 Months Ended April 30, 2002

Basic earnings per share	$ 125,000	494,000	$ 0.25

Effect of Diluted Securities -
Stock options		1,000

Diluted earnings per share	$ 125,000	495,000	$ 0.25

NOTE 5 -- DEBT

The Company maintains a revolving credit line of $1,000,000 with an interest rate of prime plus 0.25% per annum that is secured by the Company's accounts receivable and inventories and consists of two revolving credit agreements with one bank. One agreement is a $250,000 term note that is payable over four years and expires in March 2006, and the other is a $750,000 line of credit that expires in June 2003. The terms of these loan agreements contain certain restrictive covenants, including maintenance of: (i) aggregate net worth (plus subordinated debt, less any intangible assets and less any amount due from shareholders, officers and affiliates of the Company) of not less than $3,500,000; (ii) a ratio of current and non-current liabilities (less subordinated debt) to net worth of not more than 0.50 to 1.00; (iii) working capital of not less than $2,000,000 and a minimum fixed charge coverage ratio of 1.25 to 1.00. Subsequent to April 30, 2003 the Company determined not to extend the debt agreements and paid the outstanding principal and interest.

NOTE 6 -- RECENT ACCOUNTING PRONOUNCEMENTS

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" to provide two additional alternative transition methods if a company voluntarily decides to change its method of accounting for stock-based employee compensation to the fair-value method. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123 by requiring that companies make quarterly disclosures regarding the pro forma effects of using the fair-value method of accounting for stock-based compensation, effective for the Company's 2004 fiscal year. For the three months ended April 30, 2002 and 2003, the pro forma effect of stock options using the fair-value method was not significant with respect to the Company's results of operations.

NOTE 7 -- SUBSEQUENT EVENT

Subsequent to April 30, 2003, the Company signed a letter of intent to purchase Southern Maryland Cable, Inc. The consummation of the proposed transaction is contingent upon completion of due diligence analysis, the signing of a definitive purchase and sale agreement, approval of both companies' boards of directors and other conditions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, (including without limitation, the Company's future gross profit, selling, general and administrative expenses, the Company's financial position, working capital and variances in the Company's operations, as well as general market conditions) though the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

The Company provides a broad range of products for original equipment manufacturers, foreign and domestic military users, government direct, automotive and aviation aftermarket users as well as a number of commercial and industrial applications. These applications include military, commercial and general aviation fixed wing and rotary wing vehicles, rockets, launch vehicles, satellites, surface and subsurface vessels, automotive airbag, launch complex installations, and liquid gas manufacturers, to name a few.

Results of Operations for the Three Months Ended April 30, 2003 and April 30, 2002

Net Sales

Net sales were $1,690,000 for the three months ended April 30, 2003 compared to $1,624,000 for the three months ended April 30, 2002. The 4.1% increase is due primarily to cleaning and miscellaneous filter revenue. The market for filters remains soft.

Gross Margin

Gross margin was $558,000 or 33.0% of net sales for the three months ended April 30, 2003 compared to $511,000 or 31.5% of net sales for the three months ended April 30, 2002. The 1.5% increase in gross margin was attributable to the favorable absorption of overhead associated with the higher volume of product shipped.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $509,000 or 30.1% of net sales for the three months ended April 30, 2003 compared to $423,000 or 26.0% of net sales for the three months ended April 30, 2002. The increase is primarily due to increases in general and administrative expenses which were related to corporate and recruiting costs.

Operating Income

Operating income was $49,000 or 2.9% of net sales for the three months ended April 30, 2003 compared to $88,000 or 5.4% of net sales for the three months ended April 30, 2002. The $39,000 decrease in operating income is attributable to the higher general and administrative costs which were, in part, offset by increased margin dollars during the quarter.

Other Income(Expense) / Interest Expense

Other expense was $4,000 for the three months ended April 30, 2003 compared to $54,000 for the three months ended April 30, 2002. The decrease in other income was due to an early exit payment made during the three months ended April 30, 2002 by the Company's former landlord for the relocation of the organization. Interest expense was $2,000 for the three months ended April 30, 2003 compared to $7,000 for the three months ended April 30, 2002. The decrease in interest expense was due to the Company maintaining a lower balance in its line of credit which resulted in lower interest charges.

Income Taxes

The provision for income taxes was $17,000 for the three months ended April 30, 2003 as compared to $10,000 for the three months ended April 30, 2002. The Company's effective rate was 40% for the three months ended April 30, 2003 compared to 7.4% for the three months ended April 30, 2002.

Liquidity and Capital Resources

At April 30, 2003 and January 31, 2003, the Company had $9,992,000 and $265,000 respectively available in cash and cash equivalents. The Company completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share. The proceeds which aggregated approximately $10,106,000 will be used for acquisitions in growth-oriented industries and for working capital. The net proceeds of this offering are expected to be reduced by offering expenses of approximately $480,000.

Net cash used for operations for the three months ended April 30, 2003 was $210,000 compared with $140,000 in cash provided by operations for the three months ended April 30, 2002. The decrease in cash provided by operations is due to an increase in accounts receivable at April 30, 2003 at a rate greater than the increase in consolidated sales. A significant customer made a $200,000 payment in May 2003. The Company also experienced a lower level of income from operations for the three months ended April 30, 2003 compared to the same period a year ago.

Cash used for investing activities of $53,000 reflects the upgrade of computer systems throughout the organization and leasehold improvements made to the facility.

Net cash provided by financing activities was $9,990,000 compared to net cash used for financing activities of $14,000 for the same period one year ago. The aforementioned private offering offset $67,000 used to pay various credit facilities in the current year.

With its present capital resources and cash flow from operations, the Company believes they should have sufficient resources to meet its operating needs for the next twelve months and to provide for debt maturities and capital expenditures. The Company is in compliance with all of its debt covenants and will pay both the term facility and the revolving line of credit. Currently in order to expand its access to senior credit, the Company is in negotiations to establish lines of credit with another bank.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principals. Note 1 to the consolidated financial statements in our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003 describes the significant accounting policies and methods used in the preparation of our condensed consolidated financial statements. Estimates are used for, but not limited to, our accounting for contingencies, allowance for doubtful accounts, valuation allowances for deferred tax assets and inventory reserves. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions, and estimates used in the preparation of our condensed consolidated financial statements.

Revenue Recognition

Our net sales are primarily derived from manufacturing of filters for a wide range of customers. Revenue from manufacturing is recognized upon shipment of the filters.

Long Lived Assets

The Company periodically evaluates the net realizable value of long lived assets including property and equipment, relying on a number of factors including operating results, economic projections, and anticipated cash flows.

Inventory Reserves

The majority of our inventory purchase commitments are based upon demand forecasts that our customers provide us. Customers frequently make changes to their forecasts, thereby often requiring that we make changes to our inventory purchases, commitments, and production schedules and may require us to cancel open purchase commitments with our vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of the customer's revised needs, or parts that become obsolete before use in production.

We record inventory reserves for excess and obsolete inventories that we do not expect to be able to use in production or sell to third parties. We make judgments with respect to recording inventory reserves based on various factors such as the aging and anticipated future demand of the inventory.

Valuation Allowance for Deferred Tax Assets

The Company accounts for income taxes under the asset and liability method. The approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the Company's provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company recorded a valuation allowance of $323,000 as of April 30, 2003 based on its forecast that future taxable income will, more likely than not be sufficient to realize the deferred tax asset amounts in excess of the valuation allowance. Management's judgments are subject to audit by tax authorities as well as the potential for Company results to vary from current estimates in future years.

ITEM 3.	CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation; under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that, as of the date of their evaluation, the Company disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. There have been no significant changes in the Company's internal controls, or in factors that could significantly affect these internal controls, subsequent to the date the Chief Executive Officer and the Chief Financial Officer completed their evaluation.

PART II

OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

	None.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

On April 29, 2003, the Company sold 1,303,974 shares of its common stock in a private placement to a group of accredited investors. The private placement was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2). The placement agent for the offering was Winslow, Evans & Crocker, Inc. The shares were sold for $7.75 each, for a total offering of $10,106,799. The placement agent received $40,000 for its services.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

	None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

	On April 15, 2003 the Special Meeting of Stockholders of Puroflow Inc. was held in Burbank, California. During this Special Meeting two proposals were voted and passed.

	The two proposals voted on are as follows:
	1)

Proposal 1 to approve the issuance and sale by Puroflow, pursuant to a private placement of between 1.3 million and 2.6 million of the Company's non-registered shares of common stock at the price of $7.75 per share. This proposal was passed as follows:

		Number of shares in favor:	289,352.80
		Number of shares opposed:	2,740
		Number of shares abstained:	3,597

	2)	Proposal 2 to amend the Company's 2001 Stock Option Plan to increase the total number of shares of common stock reserved for issuance to 250,000 shares. This proposal was passed as follows:

		Number of shares in favor:	284,948.80
		Number of shares opposed:	7,399
		Number of shares abstained:	3,342

ITEM 5.	OTHER INFORMATION

	None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

	a)	Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:

		Exhibit: 99.1	Certification of Chief Executive Officer

		Exhibit: 99.2	Certification of Chief Financial Officer

	b)	Reports on Form 8-K:

	None.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.

PUROFLOW INCORPORATED

June 13, 2003	By:	/s/ Rainer Bosselmann

Rainer Bosselmann Chairman of the Board

June 13, 2003	By:	/s/ Arthur F. Trudel

Arthur F. Trudel Chief Financial Officer

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Rainer Bosselmann, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Puroflow Inc.;
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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directory (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

By:	/s/ Rainer Bosselmann

Rainer Bosselmann Chairman of the Board

SARBANES-OXLEY ACT SECTION 302(a) CERTIFICATION

I, Arthur F. Trudel, certify that:
1.	I have reviewed this quarterly report on Form 10-QSB of Puroflow Inc.;
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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrants board of directory (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 13, 2003

By:	/s/ Arthur F. Trudel

Arthur F. Trudel Chief Financial Officer