Form 10QSB
period 2003-07-31
PUROFLOW INC
filed 2003-09-12
CIK 100591

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003	Commission File Number 0-5622

PUROFLOW INCORPORATED
(Exact name of small business issuer as specified in its charter)

DELAWARE	13-1947195
(State or other jurisdiction of incorporation or organization)	(IRS Employer identification No.)

One Church Street, Suite 302 Rockville MD	20850
(Address of principal executive offices)	(ZIP Code)

Issuer's telephone number, including area code:   (301) 315-0027

Securities registered pursuant to Section 12(g) of the Act:

Common Stock	Shares outstanding
Common Stock, $.15 Par Value	1,798,071 as of September 9, 2003

Transitional Small Business Disclosure Format (Check One):    Yes  [  ]     No   [X ]

PART 1.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
PUROFLOW INCORPORATED
Condensed Consolidated Balance Sheets
(Unaudited)
	July 31,	January 31,
	2003	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$ 5,875,000	$ 265,000
Accounts receivable, net of allowance for doubtful accounts of $35,000 at
July 31, 2003 and $35,000 at January 31, 2003	2,444,000	1,160,000
Estimated earnings in excess of billings	226,000	-
Inventories	1,688,000	1,655,000
Deferred income tax asset	-	145,000
Prepaid expenses and other current assets	305,000	122,000
Funds escrowed from acquisition	260,000	-
TOTAL CURRENT ASSETS	10,798,000	3,347,000

PROPERTY & EQUIPMENT
Leasehold improvements	469,000	291,000
Machinery and equipment	4,720,000	3,706,000
Trucks	615,000	-
Tooling and dies	413,000	401,000
	6,217,000	4,398,000
Less accumulated depreciation and amortization	3,868,000	3,730,000

NET PROPERTY AND EQUIPMENT	2,349,000	668,000

Contractual customer relationships	2,655,000	-
Tradename	1,133,000	-
Goodwill	636,000	-
Deferred income tax asset, net of current portion	-	590,000
Other assets	-	30,000
TOTAL ASSETS	$ 17,571,000	$ 4,635,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,163,000	$ 327,000
Line of credit	-	120,000
Billings in excess of estimated earnings	196,000	-
Accrued expenses	459,000	176,000
Accrued income taxes	96,000	-
Deferred income tax liability, net	128,000	-
Current portion of long-term debt	427,000	69,000
TOTAL CURRENT LIABILITIES	2,469,000	692,000

Deferred income tax liability, net of current portion	1,535,000	-
Long-term debt	531,000	146,000

STOCKHOLDERS' EQUITY
Preferred stock, par value $.10 per share - authorized 500,000 shares - issued - none	-	-
Common stock, par value $.15 per share, authorized - 12,000,000 shares - issued
1,801,304 shares at July 31, 2003 and 497,536 shares at January 31, 2003
and outstanding - 1,798,071 shares at July 31, 2003 and 494,303 shares at January 31, 2003	270,000	74,000
Warrants outstanding	849,000	-
Additional paid-in capital	14,092,000	5,502,000
Accumulated deficit	(2,142,000)	(1,740,000)
Notes receivable from stockholders	-	(6,000)
Treasury stock, at cost	(33,000)	(33,000)
TOTAL STOCKHOLDERS' EQUITY	13,036,000	3,797,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 17,571,000	$ 4,635,000

See accompanying notes to the condensed consolidated financial statements

PUROFLOW INCORPORATED
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	July 31,		July 31
	2003	2002	2003	2002

Net sales	$ 2,477,000	$ 1,733,000	$ 4,166,000	$ 3,357,000
Cost of goods sold	1,847,000	1,069,000	2,979,000	2,181,000
Gross profit	630,000	664,000	1,187,000	1,176,000

Selling, general and administrative expenses	850,000	552,000	1,359,000	975,000
Operating (loss) income	(220,000)	112,000	(172,000)	201,000

Interest expense	(10,000)	(8,000)	(12,000)	(15,000)
Other income	31,000	1,000	27,000	55,000

Pretax (loss) income	(199,000)	105,000	(157,000)	241,000

Provision for income taxes	228,000	4,000	245,000	15,000
Net Income	$ (427,000)	$ 101,000	$ (402,000)	$ 226,000

Earnings per share:

Basic earnings per share	$ (0.24)	$ 0.20	$ (0.34)	$ 0.46
Diluted earnings per share	$ (0.24)	$ 0.20	$ (0.34)	$ 0.46

Weighted average number of shares:
Basic	1,798,000	494,000	1,172,000	494,000
Diluted	1,798,000	495,000	1,172,000	495,000

See accompanying notes to the condensed consolidated financial statements

PUROFLOW INCORPORATED
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
		July 31,
	2003		2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	($402,000)		$226,000
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	127,000		90,000
Changes in operating assets and liabilities:
Accounts receivable	130,000		23,000
Estimated earnings in excess of billings	(50,000)		-
Inventories	(34,000)		146,000
Funds escrowed from acquisition	(260,000)		-
Deferred income taxes	228,000		-
Prepaid expenses and other current assets	(81,000)		9,000
Other assets	26,000		-
Accounts payable & accrued expenses	283,000		(197,000)
Billings in excess of earnings	125,000		-
	-		-
Net cash provided by operating activities	92,000		297,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of Southern Maryland Cable, Inc.	(3,636,000)		-
Purchases of property and equipment	(138,000)		(150,000)
Net cash used in investing activities	(3,774,000)		(150,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of common stock, net of offering costs	9,634,000		-
Principal payments on notes payable	(197,000)		(3,000)
Principal payments on credit line	(145,000)		(29,000)
Net cash provided by / (used for financing) activities	9,292,000		(32,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	265,000		123,000

NET INCREASE IN CASH	5,610,000		115,000

CASH AT END OF PERIOD	$ 5,875,000		$ 238,000

See accompanying notes to the condensed consolidated financial statements

PUROFLOW INCORPORATED
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
2003
Supplemental disclosure of non-cash investing and
financing activities:

Issuance of warrants in connection with the offering	$849,000

Acquisition of Businesses:

Fair value of net assets acquired
Accounts receivable	$1,590,000
Other current assets	100,000
Property and equipment	1,663,000
Other non-current assets	5,000

Total non-cash assets	3,358,000

Accounts payable and accrued expenses	775,000
Short-term borrowings and current maturities of debt	427,000
Other current liabilities	555,000
Other non-current liabilities	2,179,000
Long-term debt	544,000
4,480,000

Net non-cash assets acquired	(1,122,000)

Cash, cash equivalents and escrow funds	334,000

Fair value of net assets acquired	(788,000)

Excess of costs over fair value of net assets acquired	4,424,000

Purchase price	$3,636,000

Cash paid	$3,970,000
Cash escrow funds acquired	(334,000)
Purchase Price	$3,636,000

See accompanying notes to the condensed consolidated financial statements

PUROFLOW INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

The condensed consolidated balance sheet as of July 31, 2003 and the condensed consolidated statements of operations and statements of cash flows for the three and six months ended July 31, 2003 and 2002, respectively, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments considered necessary to present fairly the financial position of the Company as of July 31, 2003 and the results of its operations and its cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

NOTE  2-  SIGNIFICANT ACCOUNTING POLICIES

Cash and equivalents - Cash and equivalents include cash balances on deposit in banks, overnight investments in mutual funds, and other financial instruments having an original maturity of three months or less. For purposes of the condensed consolidated financial statements of cash flow, the Company considers these amounts to be cash equivalents.

Revenue recognition - Southern Maryland Cable, Inc. - Revenues on unit-price contracts are recognized when the related service is provided to the customer. Revenues on fixed price contracts are recognized using an efforts expended method. "Estimated earnings in excess of billings", which aggregated $226,000 at July 31, 2003, represents revenues recognized in excess of amounts billed.

Cost Recognition - Southern Maryland Cable, Inc. - Direct contract costs includes all direct material, labor, subcontractor costs and those indirect costs related to contract performance, such as equipment, supplies and tools where a reasonable allocation of such costs to the contracts can be made. Selling and general and administrative costs are charged to expenses when incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which losses are determined.

Depreciation - Southern Maryland Cable, Inc. - Depreciation is provided principally using the straight-line method over the estimated useful lives of the assets, which are generally from three to seven years for equipment.

NOTE 3- ACQUISITION OF SOUTHERN MARYLAND CABLE, INC.

The Company is actively pursuing acquisitions in the telecom infrastructure services industry.  During the three months ended July 31, 2003, the Company acquired all of the common stock of Southern Maryland Cable, Inc. ("SMC").  The estimated purchase price was approximately $4 million in cash, plus the assumption of approximately $ 971,000 in debt. The purchase price is also based on SMC achieving a pro forma net worth of $950,000 as of the July 17, 2003 acquisition date. Funds aggregating $260,000 have been held in escrow and classified as a current asset. If SMC did not have the minimum pro forma net worth, the purchase price would be reduced by amount of the shortfall. The Company accounted for the acquisition of SMC using purchase accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and discrete intangible assets recognized as separate from acquired goodwill. Such intangible assets include $2,662,000, and $1,133,000, respectively, allocated to Contractual Customer Relationships ("CCR") and Trade Name, based on a third-party valuation, and $636,000 in Goodwill. The Company is amortizing CCR over seven years. The results of operations of the acquired company are included in the consolidated results of the Company from July 17, 2003, the date of the acquisition.

The following unaudited pro forma statements of operations summarizes the results of operations for the six months and three months ended July 31, 2003 and 2002, respectively, as if the acquisition of SMC had been completed on February 1, 2002. The unaudited pro forma statements of operations gives effect to actual operating results prior to the acquisition and adjustments to revenue, operating expenses, amortization of intangibles and income taxes.  These pro forma amounts do not purport to be indicative of the results that would have been actually obtained if the aforementioned acquisition had occurred on February 1, 2002, or that may be obtained in the future.

Pro Forma Statement of Operations

	Six Months Ended July 31,
	2003	2002

Sales	$8,443,000	$ 7,428,000
Cost of goods sold	6,248,000	5,318,000
Gross profit	2,195,000	2,110,000
Selling general and Administrative expenses	2,196,000	1,834,000
Operating income (loss)	(1,000)	276,000

Other Income (expense)	(3,000)	(8,000)
Pretax (loss) income	(4,000)	268,000

Provision for income taxes	336,000	(3,000)

Net (loss) income	$(340,000)	$ 271,000
Earnings per share - basic - diluted	$.(19) $.(19)	$.15 $.15
Weighted average shares outstanding - basic - diluted	1,798,000 1,798,000	1,798,000 1,799,000

	Three Months Ended July 31,
	2003	2002

Sales	$4,296,000	$ 4,085,000
Cost of goods sold	3,274,000	2,794,000
Gross profit	1,022,000	1,291,000
Selling general and Administrative expenses	1,297,000	984,000

Operating income	(275,000)	307,000

Other Income (expense)	(12,000)	(32,000)
Pretax income	(263,000)	275,000
Provision for income taxes	233,000	(5,000)

Net (loss) income	$(496,000)	$ 280,000
Earnings per share - basic - diluted	$.(28) $.(28)	$.16 $.16
Weighted average shares outstanding - basic - diluted	1,798,000 1,798,000	1,798,000 1,799,000

NOTE 4 - EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. During the three and six months ended July 31, 2003, the Company reported a loss. Consequently, the Company did not give effect to potentially dilutive securities in the calculation of loss per share, as the result would have been anti-dilutive.

For the Three Months Ended July 31:

	2003			2002
	Loss per Share	Shares	Net Loss	Income per Share	Shares	Net Income

Basic	<$.24>	1,798,000	<$427,000>	$.20	494,000	$101,000
Effect of stock options and warrants	-	-	-	-	1,000	-

Diluted	<$.24>	1,798,000	<$427,000>	$.20	495,000	$101,000

	For the Six Months Ended July 31:

	2003			2002
	Loss per Share	Shares	Net Loss	Income per Share	Shares	Net Income

Basic	<$.34>	1,172,000	<$402,000>	$.46	494,000	$226,000
Effect of stock options and warrants	-	-	-	-	1,000	-

Diluted	<$.34>	1,172,000	<$402,000>	$.46	495,000	$226,000

NOTE 5 - PRIVATE OFFERING OF COMMON STOCK

On April 29, 2003 the Company completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share. The proceeds of approximately $10,106,000 were reduced by offering costs of $472,000.  A portion of the net proceeds of the private placement was used in the acquisition of SMC.  The remaining net proceeds will be used for acquisitions in growth-oriented industries and for working capital. The private offering was approved by shareholder vote on April 15, 2003.

In connection with consummation of the private offering, the Company granted warrants to purchase an aggregate of 230,000 shares of the Company's common stock at a strike price of $7.75 per share. The warrants have an estimated value of $849,000, based on a third party valuation, are fully vested and have been recorded as a reduction of the proceeds from the offering.

NOTE 6 - DEBT

At July 31, 2003, SMC had available a $400,000 working capital line of credit. Draws against the line of credit bear interest at the bank's prime rate plus .5% There were no amounts outstanding on the line at July 31, 2003. SMC also had available a $900,000 equipment term loan facility. Draws against this line of credit bear interest at the bank's cost plus 1.75% at the time of draw. Outstanding amounts under the equipment term loan facility were $690,000 at July 31, 2003.

Subsequent to July 31, 2003, the Company entered into a financing arrangement with Bank of America aggregating $2,950,000 in available financing in two tranches - a revolving line of credit with $1,750,000 in availability, expiring July 31, 2004, bearing interest at one month LIBOR plus 2.75% and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 bearing interest at one month LIBOR plus 2.95%. The proceeds from the term note were used to payoff the SMC lines of credit and for working capital. The financing arrangement contains financial as well as nonfinancial covenants including certain ratios of debt to pro forma earnings before interest taxes depreciation and amortization and liabilities to tangible net worth as well as requirements for bank consent for acquisitions and divestitures.

NOTE 7 - INVENTORIES

Inventories at July 31, 2003 and January 31, 2003 consisted of:

	July 31, 2003	January 31, 2003

Raw materials and purchased parts	$ 962,000	$ 1,054,000
Work in process	337,000	240,000
Finished goods and assemblies	389,000	361,000
Totals	$1,688,000	$ 1,655,000

NOTE 8 - SEGMENT INFORMATION

          SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

          The Company's two reportable segments are telecom services and manufacturing. The Company conducts its telecom services operations through its wholly owned subsidiary, SMC and its manufacturing operations directly.  SMC is a provider of telecommunications and other infrastructure services including project management, construction and maintenance for the Federal Government, telecommunications and broadband service providers as well as electric utilities. Puroflow manufactures and sells a broad range of filtration products for original equipment manufacturers, foreign and domestic military users, government direct, automotive and aviation aftermarket users as well as a number of commercial and industrial applications.

Prior to the acquisition of SMC, the Company operated in only one reportable segment.

          The Company's reportable segments are organized in separate business units with different management, technology and services. The respective segments account for their respective businesses using the same accounting policies used in the consolidated financial statements. Financial information concerning the Company's reportable segments net of inter-company transactions is shown in the following tables.  The "All Other" column includes the Company's corporate and unallocated expenses.

	Three Months Ended
	July 31, 2003

	Telecom

	Services	Manufacturing	All Other	Total

External sales	$564,000	$1,913,000	-	$2,477,000

Cost of sales	464,000	1,383,000	-	1,847,000

Gross profit	100,000	530,000	-	630 ,000

Operating expenses	71,000	604,000	$175,000	850,000
Interest and other income	-	(4,000)	(27,000)	(31,000)
Interest expense	4,000	6,000	-	10,000
Operating income (loss)	$25,000	$(76,000)	$(148,000)	$(199,000)

Total assets	$8,401,000	$3,779,000	$5,391 ,000	$17,571,000

	Six Months Ended
	July 31, 2003

	Telecom

	Services	Manufacturing	All Other	Total

External sales	$564,000	$3,602,000	-	$4,166,000

Cost of sales	464,000	2,515,000	-	2,979,000

Gross profit	100,000	1,087,000	-	1,187,000

Operating expenses	71,000	1,100,000	188,000	1,359,000
Interest and other income	-	-	(27,000)	(27,000)
Interest expense	4,000	8,000	-	12,000

Operating income (loss)	$25,000	$(21,000)	$(161,000)	$(157,000)

Total assets	$8,401,000	$3,779,000	$5,391,000	$17,571,000

NOTE 9 - EMPLOYEE STOCK OPTION PLANS

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for stock option plans, which generally does not require income statement recognition of options granted at the market price on the date of issuance.  The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation. Prior to the three months ended July 31, 2003, stock options issued did not have a material effect on the Company's pro forma net income and earnings per share.

	For the three months ended July31, 2003	For the six months ended July 31, 2003

Net Loss:	$(427,000)	$(402,000)
Pro forma stock based compensation expense	92,000	92,000
Pro forma net loss	(519,000)	(494,000)
Basic earnings per share:
As reported	$.(24)	$.(34)
Pro forma	$.(29)	$.(42)

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to July 31, 2003, the Company entered into a letter of intent with Western Filter Corporation (WFC) to sell its manufacturing segment to WFC. The consummation of this transaction is contingent upon the completion of WFC's due diligence, the signing of a definitive purchase and sale agreement, approval of both companies' respective boards of directors and other conditions.

Subsequent to July 31, 2003, the Company entered into a letter of intent with Dinsmore Communications Corp. (DCC) to acquire all of the common stock of DCC. The consummation of the transaction is contingent upon the completion of the Company's due diligence, the signing of a definitive purchase and sale agreement, approval of both companies' boards of directors and other conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby.  These statements relate to future events or our future financial performance, including statements relating to our products, customers, suppliers, business prospects, financings, investments and effects of acquisitions.  In some cases, forward looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," " intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology.  These statements involve a number of risks and uncertainties, including preliminary information; the effects of future acquisitions and/or investments; competitive factors; business and economic conditions generally; changes in government regulations and policies, our dependence upon third-party suppliers; continued acceptance of our products in the marketplace; technological changes; and other risks and uncertainties that could cause actual events or results to differ materially from any forward-looking statement.

The Company is actively pursuing acquisitions in the telecom infrastructure services industry.  During the three months ended July 31, 2003, the Company acquired all of the common stock of Southern Maryland Cable, Inc. ("SMC").  The estimated purchase price was approximately $4 million in cash, plus the assumption of approximately $ 971,000 in debt.  The purchase price is also based on SMC achieving a pro forma net worth of $950,000 as of the July 17, 2003 acquisition date. Funds aggregating $260,000 have been held in escrow and classified as a current asset. If SMC did not achieve the minimum pro forma net worth, the purchase price would be reduced by the amount of the shortfall. The Company accounted for the acquisition of SMC using purchase accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and discrete intangible assets recognized as separate from acquired goodwill. Such intangible assets include $2,662,000, and $1,133,000, respectively, allocated to Contractual Customer Relationships ("CCR") and Trade Name, based on a third-party valuation, and $636,000 in Goodwill. The Company is amortizing CCR over seven years. The results of operations of the acquired company are included in the consolidated results of the Company from July 17, 2003, the date of the acquisition.

The Company conducts its telecom services operations through its wholly owned subsidiary, SMC and its manufacturing operations directly.  SMC is a provider of telecommunications infrastructure services including project management, construction and maintenance for the Federal Government, telecommunications and broadband service providers as well as electric utilities.  In its manufacturing operations, the Company manufactures and sells a broad range of filtration products for original equipment manufacturers, foreign and domestic military users, government direct, automotive and aviation aftermarket users as well as a number of commercial and industrial applications.

Subsequent to July 31, 2003, the Company entered into a letter of intent with Western Filter Corporation (WFC) to sell its manufacturing segment to WFC.  The consummation of the transaction is contingent upon the completion of WFC's due diligence, the signing of a definitive purchase and sale agreement, approval of both companies' respective boards of directors and other conditions.

Subsequent to July 31, 2003, the Company also entered into a letter of intent with Dinsmore Communications Corp. (DCC) to acquire all of the common stock of DCC.  The consummation of the transaction is contingent upon the completion of the Company's due diligence, the signing of a definitive purchase and sale agreement, approval of both companies' boards of directors and other conditions.

Results of Operations for the Six Months Ended July 31, 2003 Compared to the Six Months ended July 31, 2002

Net Sales

Net sales were $4,166,000 for the six months ended July 31, 2003 compared to $3,357,000 for the six months ended July 31, 2002. The 24% increase in net sales is due primarily to the acquisition of SMC which had sales of $564,000 during the period from July 17 to July 31, 2003. Manufacturing operations experienced an increase in net sales of $245,000 or 7% due primarily to increased sales of industrial cleaning services as well as small increases in sales in traditional filter markets.

Gross Margin

Gross margin was $1,187,000 or 28.5% of net sales for the six months ended July 31, 2003 compared to $1,176,000 or 35.0% of net sales for the six months ended July 31, 2002. The 6.5% decrease in gross margin was attributable to the overall decline in margins in the Company's traditional filter business. In addition, SMC's gross margin percent is typically lower than the Company's manufacturing gross margin percent. Because of the unusually heavy weighting of SMC's sales to government contractors in the partial month of July, SMC experienced gross margin as a percentage of net sales of 17.6%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,359,000 or 32.6% of net sales for the six months ended July 31, 2003 compared to $975,000 or 29.0% of net sales for the six months ended July 31, 2002. The increase is primarily due to increases in general and administrative expenses which were related to $188,000 in costs for the new corporate management team whose efforts are focused on expansion into infrastructure services and due to increased costs in filter sales development and recruiting costs. SMC acquired on July 17, 2003, had $70,000 in administrative expense which contributed to increased consolidated expenses.

Operating Loss

Operating loss was $172,000 for the six months ended July 31, 2003 compared to operating income of $201,000 for the six months ended July 31, 2002.  The $373,000 decrease in operating income is attributable to the lower gross margin percentages which resulted in flat dollar margin performance despite increases in net sales coupled with higher corporate costs incurred with respect to the Company's efforts to grow through expansion into infrastructure services.

Income Taxes

The provision for income taxes was $245,000 for the six months ended July 31, 2003 as compared to $15,000 for the six months ended July 31, 2002. The Company has increased the valuation allowance with respect to the tax loss carryforward included in the deferred tax benefit asset as it is more likely than not that the Company will not utilize certain of the tax loss carryforwards. The gross amount eligible for utilization in any one year has been limited due to the change in control for tax purposes which occurred with the consummation of the private offering.

Results of Operations for the Three Months Ended July 31, 2003 Compared to the Three Months Ended July 31, 2002

Net Sales

Net sales were $2,477,000 for the three months ended July 31, 2003 compared to $1,733,000 for the three months ended July 31, 2002. The 43% increase in net sales is due primarily to the acquisition of SMC which had net sales of $564,000 during the period from July 17 to July 31, 2003. Manufacturing operations experienced a net sales increase of $180,000 or 10% due to stronger deliveries to traditional filter customers as well as expansion of net sales in its industrial cleaning business.

Gross Margin

Gross margin was $630,000 or 25.4% of net sales for the three months ended July 31, 2003 compared to $664,000 or 38.3% of net sales for the three months ended July 31, 2002. The 12.9% decrease in gross margin was attributable to unfavorable pricing that the Company's manufacturing operations has been experiencing with its traditional filter customers in the aerospace and automotive industries. Because of the unusually heavy weighting of SMC's sales to government contractors in the partial month of July, SMC experienced gross margin as a percentage of net sales of 17.6%.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $850,000 or 34.3% of net sales for the three months ended July 31, 2003 compared to $552,000 or 31.9% of net sales for the three months ended July 31, 2002. The increase of $298,000 is primarily due to increases in general and administrative expenses which were related to $175,000 in costs for the new corporate team whose efforts are focused on expansion into infrastructure services. SMC had $70,000 in administrative expenses which contributed to increased consolidated expense.

Operating Loss

Operating loss was $220,000 for the three months ended July 31, 2003 compared to income from operations of $112,000 for the three months ended July 31, 2002.  The $332,000 decrease in operating income is attributable to the higher corporate costs coupled with decreasing margin performance in the Company's manufacturing segment during the three months ended July 31, 2003.

Income Taxes

The provision for income taxes was $228,000 for the three months ended July 31, 2003 as compared to $4,000 for the six months ended July 31, 2002. The Company has increased the valuation allowance with respect to the tax loss carryforward included in the deferred tax benefit asset as it is more likely than not that the Company will not utilize certain of the tax loss carryforwards. The gross amount eligible for utilization in any one year has been limited due to the change in control for tax purposes which occurred with the consummation of the private offering.

Liquidity and Capital Resources

At July 31, 2003 and January 31, 2003, the Company had $5,875,000 and $265,000 respectively available in cash and cash equivalents. On April 29, 2003, the Company completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share. The net proceeds from the private placement aggregated approximately $9,634,000.  A portion of the proceeds was used in the acquisition of SMC.  The Company plans to use the remaining proceeds for acquisitions in growth-oriented industries and for working capital.

Net cash provided by operations for the six months ended July 31, 2003 was $92,000 compared with $297,000 in cash provided by operations for the six months ended July 31, 2002. The decrease in cash provided by operations is primarily due to a decrease in net income for the six months ended July 31, 2003 as compared to the six months ended July 31, 2002, partially offset by net changes in non-cash operating assets and liabilities.

Cash used for investing activities was $3,774,000 for the six months ended July 31, 2003 compared to $150,000 for the six months ended July 31, 2002. Cash used for investing activities for the six months ended July 31, 2003 consisted of approximately $3,636,000 used in the acquisition of SMC and approximately $138,000 used for the purchase of property, plant and equipment.

Net cash provided by financing activities was $9,292,000 for the six months ended July 31, 2003 compared to net cash used for financing activities of $32,000 for the same period one year ago. During the six months ended July 31, 2003, in addition to the aforementioned private placement, the Company paid-off $342,000 in debt, primarily bank debt of the manufacturing operations.

Subsequent to July 31, 2003, the Company entered into a financing arrangement with Bank of America aggregating $2,950,000 in available financing in two tranches - a revolving line of credit with $1,750,000 in availability, expiring July 31, 2004, bearing interest at one month LIBOR plus 2.75% and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 bearing interest at one month LIBOR plus 2.95%. The proceeds from the term note were used to payoff the SMC lines of credit and for working capital.

With its present capital resources and cash flow from operations, the Company believes it should have sufficient resources to meet its operating needs for the next twelve months and to provide for debt maturities and capital expenditures. At July 31, 2003, the Company was in compliance with all of its existing debt covenants.

Critical Accounting Policies:

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

Revenue Recognition

Net sales are primarily derived from manufacturing of filters and construction and installation of telecom and utility infrastructure for a wide range of customers. Revenue from manufacturing is recognized upon shipment of the filters. The infrastructure services revenue is recognized in accordance with contract provisions which are typically either unit-price contracts or fixed price contracts. Revenues on unit-price contracts are recognized when the related service is provided to the customer. Revenues on fixed price contracts are recognized using an efforts expended method, measured using contractual pricing schedules which detail unit prices for individual services performed. The asset, "Estimated earnings in excess of billings", which aggregated $226,000 at July 31, 2003, represents revenues recognized in excess of amounts billed.

Long Lived Assets

The Company periodically evaluates the net realizable value of long lived assets including property and equipment, relying on a number of factors including operating results, economic projections, and anticipated cash flows. In connection with the Company's acquisitions, the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and discrete intangible assets recognized as separate from acquired goodwill. Such intangible assets include Contractual Customer Relationships ("CCR"), Trade name and Goodwill.  The Company amortizes CCR over seven years. The Company evaluates net realizable value for such intangibles on an ongoing basis for impairment.

Inventory

The Company values its inventory at the lower of cost of market on a first-in first-out basis. The majority of the Company's inventory purchase commitments are based upon demand forecasts provided by the Company's customers. Customers frequently make changes to their forecasts, thereby often requiring that the Company make changes to its inventory purchases, commitments, and production schedules and may require the Company to cancel open purchase commitments with vendors. This process may lead to on-hand inventory quantities and on-order purchase commitments that are in excess of the customer's revised needs, or parts that become obsolete before use in production.

The Company records inventory reserves for excess and obsolete inventories that the Company does not expect to be able to use in production or sell to third parties. The Company makes judgments with respect to recording inventory reserves based on various factors such as the aging and anticipated future demand for the inventory. At July 31, 2003, the Company had inventory reserves of approximately $200,000.

Valuation Allowance for Deferred Tax Assets

The Company accounts for income taxes under the asset and liability method. The approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. Developing the Company's provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. The Company had recorded a valuation allowance of approximately $662,000 as of July 31, 2003 as it is more likely than not that the Company will not utilize certain of the tax loss carryforwards. The gross amount eligible for utilization in any one year has been limited due to the change in control for tax purposes which occurred in connection with the consummation of the private offering.   Management's judgments are subject to audit by tax authorities as well as the potential for Company results to vary from current estimates in future years.

ITEM 3.   Controls and Procedures

Based on an evaluation of the Company's disclosure controls and procedures by the Company's management with the participation of the Company's Chief Executive Officer and Chief Financial Officer, as of the date of their evaluation, the Company disclosure controls and procedures were generally effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. There have been no change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART ll

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.
ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K:
Exhibit: 31.1 Certification of Chief Executive Officer
Exhibit: 31.2 Certification of Chief Financial Officer

Exhibit: 32.1 Certification of Chief Executive Officer
Exhibit: 32.2 Certification of Chief Financial Officer

b) Reports on Form 8-K:

In a Report on Form 8-K dated July 17, 2003, the Company reported under Item 2 "Acquisition or Disposition of Assets," the acquisition by the Company, through a wholly owned subsidiary, of Southern Maryland Cable, Inc.

In a Report on Form 8-K filed on May 23, 2003, as amended by reports on Form 8-K/A filed on June 5, 2003 and June 12, 2003, the Company reported under Item 4 a change in the Company's independent accounts from Rose Snyder & Jacobs to Ernst & Young LLP.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed and on its behalf by the undersigned thereto, duly authorized.

PUROFLOW INCORPORATED

September 12, 2003	By:	/s/ Rainer Bosselmann
Rainer Bosselmann Chairman of the Board

September 12, 2003	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Chief Financial Officer