Form 10QSB/A
period 2003-07-31
ARGAN INC
filed 2004-03-02
CIK 100591

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-QSB/A

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended July 31, 2003                Commission File Number 001-31756

                                                                     Argan, Inc.
(Exact name of small business issuer as specified in its charter)
Formerly Puroflow Incorporated

                             DELAWARE                                                                   13-1947195
                (State or other jurisdiction of incorporation                       (IRS Employer Identification No.)
                   or organization)

                One Church Street, Suite 302, Rockville, MD                                20850
    (Address of principal executive offices)                                 (Zip Code)

Issuer's telephone number, including area code:   (301) 315-0027

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes X   No __

Securities registered pursuant to Section 12(b) of the Act:

  Common Stock                                              Shares Outstanding
              Common Stock, $.15 Par Value                    1,798,280 as of September 9, 2003

Transitional Small Business Disclosure Form (Check One):        Yes [    ]      No [ X ]

Explanatory Note

Argan, Inc. (AI) is amending its July 31, 2003 quarterly report on Form 10-QSB (the "Report") to comply with the appropriate reporting of its evaluation of disclosure controls and procedures.  AI has restated Part 1. Financial Information - Item 3. Controls and Procedures to properly reflect, in accordance with Item 307 of Regulation S-K, the timing of the Company's evaluation of its disclosure controls and procedures, as of the end of the period covered by the Report.

Part 1
Financial Information

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as of the end of the period covered by the Report.  Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.  There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended July 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

Exhibit No.         Description

31.1                  Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2                  Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1                  Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2                  Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

March 1, 2004                            By:     /s/  Rainer Bosselmann
                                                                        Rainer Bosselmann
                                                                        Chairman of the Board and Chief Executive Officer

March 1, 2004                            By:    /s/  Arthur F. Trudel
                                                                        Arthur F. Trudel
                                                                        Senior Vice President and Chief Financial Officer