Form 10QSB/A
period 2003-07-31
ARGAN INC
filed 2004-03-15
CIK 100591

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note

The purpose of this Amendment No. 2  to the Quarterly Report on Form 10-QSB of Argan Inc. (the "Company") for the quarter ended July 31, 2003 (the "Original Form 10-QSB") is to restate our consolidated financial statements for the quarter ended July 31, 2003 and to correspondingly modify related disclosures. This restatement is described in detail in note 11 of the notes to the consolidated financial statements.

On March 11, 2004, we determined that there was an error in the calculation and classification of the deferred income tax liability associated with the identifiable intangible assets recorded in the purchase accounting of our acquisition of SMC. The error resulted in the overstatement of the customer contractual relationships, trade name and the deferred income tax liability and the understatement of goodwill.  This restatement had no impact on previously reported net income for the quarter ended July 31, 2003.   The consolidated financial statements and accompanying notes as of  July 31, 2003, have been restated to correct this error. Details of the impact of the restatement on the accompanying balance sheet at July 31, 2003 is described in Note 11 to the consolidated financial statements.

We have amended and restated in its entirety each item of the Original Form 10-QSB that has been affected by the restatement and reclassifications. This Amendment No. 2 to Form 10-QSB does not reflect events occurring after the filing of the Original Form 10-QSB, or modify or update those disclosures (including disclosures relating to risks, uncertainties and other factors that may affect our future performance) in any way, except as required to reflect the effects of the restatement and reclassifications.

PART I.
FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

PUROFLOW INCORPORATED
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
	2003	2003
ASSETS	Restated

CURRENT ASSETS:
Cash and cash equivalents	$ 5,875,000	$ 265,000
Accounts receivable, net of allowance for doubtful accounts of $35,000 at
July 31, 2003 and $35,000 at January 31, 2003	2,444,000	1,160,000
Estimated earnings in excess of billings	226,000	-
Inventories	1,688,000	1,655,000
Deferred income tax asset	-	145,000
Prepaid expenses and other current assets	305,000	122,000
Funds escrowed from acquisition	260,000	-
TOTAL CURRENT ASSETS	10,798,000	3,347,000

PROPERTY & EQUIPMENT
Leasehold improvements	469,000	291,000
Machinery and equipment	4,720,000	3,706,000
Trucks	615,000	-
Tooling and dies	413,000	401,000
	6,217,000	4,398,000
Less accumulated depreciation and amortization	3,868,000	3,730,000

NET PROPERTY AND EQUIPMENT	2,349,000	668,000

Contractual customer relationships	1,600,000	-
Tradename	680,000	-
Goodwill	1,548,000	-
Deferred income tax asset, net of current portion	-	590,000
Other assets	-	30,000
TOTAL ASSETS	$ 16,975,000	$ 4,635,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,163,000	$ 327,000
Line of credit	-	120,000
Billings in excess of estimated earnings	196,000	-
Accrued expenses	459,000	176,000
Accrued income taxes	96,000	-
Deferred income tax liability, net	128,000	-
Current portion of long-term debt	427,000	69,000
TOTAL CURRENT LIABILITIES	2,469,000	692,000

Deferred income tax liability, net of current portion	939,000	-
Long-term debt	531,000	146,000

STOCKHOLDERS' EQUITY
Preferred stock, par value $.10 per share - authorized 500,000 shares - issued - none	-	-
Common stock, par value $.15 per share, authorized - 12,000,000 shares - issued
1,801,304 shares at July 31, 2003 and 497,536 shares at January 31, 2003 and
outstanding - 1,798,071 shares at July 31, 2003 and 494,303 shares at January 31, 2003	270,000	74,000
Warrants outstanding	849,000	-
Additional paid-in capital	14,092,000	5,502,000
Accumulated deficit	(2,142,000)	(1,740,000)
Notes receivable from stockholders	-	(6,000)
Treasury stock, at cost	(33,000)	(33,000)
TOTAL STOCKHOLDERS' EQUITY	13,036,000	3,797,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 16,975,000	$ 4,635,000

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
	Restated
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

See accompanying notes to the condensed consolidated financial statements

PUROFLOW INCORPORATED
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

2003
Supplemental disclosure of non-cash investing and	Restated
financing activities:

Issuance of warrants in connection with the offering	$849,000

Acquisition of Businesses:

Fair value of net assets acquired
Accounts receivable	$1,590,000
Other current assets	100,000
Property and equipment	1,663,000
Other non-current assets	5,000

Total non-cash assets	3,358,000

Accounts payable and accrued expenses	775,000
Short-term borrowings and current maturities of debt	427,000
Other current liabilities	555,000
Other non-current liabilities	1,583,000
Long-term debt	544,000
3,884,000

Net non-cash assets acquired	(526,000)

Cash, cash equivalents and escrow funds	334,000

Fair value of net assets acquired	(192,000)

Excess of costs over fair value of net assets acquired	3,828,000

Purchase price	$3,636,000

Cash paid	$3,970,000
Cash escrow funds acquired	(334,000)
Purchase Price	$3,636,000

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

NOTE 3- ACQUISITION OF SOUTHERN MARYLAND CABLE, INC.

The Company is actively pursuing acquisitions in the telecom infrastructure services industry.  During the three months ended July 31, 2003, the Company acquired all of the common stock of Southern Maryland Cable, Inc. ("SMC").  The estimated purchase price was approximately $4 million in cash, plus the assumption of approximately $ 971,000 in debt. The purchase price is also based on SMC achieving a pro forma net worth of $950,000 as of the July 17, 2003 acquisition date. Funds aggregating $260,000 have been held in escrow and classified as a current asset. If SMC did not have the minimum pro forma net worth, the purchase price would be reduced by amount of the shortfall. The Company accounted for the acquisition of SMC using purchase accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and discrete intangible assets recognized as separate from acquired goodwill. Such intangible assets include $1,600,000, and $680,000, respectively, allocated to Contractual Customer Relationships ("CCR") and Trade Name, based on a third-party valuation, and $ 1,548,000 in Goodwill. The Company is amortizing CCR over seven years. The results of operations of the acquired company are included in the consolidated results of the Company from July 17, 2003, the date of the acquisition.

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

Pro Forma Statement of Operations

	Six Months Ended July 31,
	2003	2002

Sales	$8,443,000	$ 7,428,000
Cost of goods sold	6,248,000	5,318,000
Gross profit	2,195,000	2,110,000
Selling general and Administrative expenses	2,196,000	1,834,000
Operating income (loss)	(1,000)	276,000

Other Income (expense)	(3,000)	(8,000)
Pretax (loss) income	(4,000)	268,000

Provision for income taxes	336,000	(3,000)

Net (loss) income	$(340,000)	$ 271,000
Earnings per share - basic - diluted	$.(19) $.(19)	$.15 $.15
Weighted average shares outstanding - basic - diluted	1,798,000 1,798,000	1,798,000 1,799,000

	Three Months Ended July 31,
	2003	2002

Sales	$4,296,000	$ 4,085,000
Cost of goods sold	3,274,000	2,794,000
Gross profit	1,022,000	1,291,000
Selling general and Administrative expenses	1,297,000	984,000

Operating income	(275,000)	307,000

Other Income (expense)	12,000	(32,000)
Pretax income	(263,000)	275,000
Provision for income taxes	233,000	(5,000)

Net (loss) income	$(496,000)	$ 280,000
Earnings per share - basic - diluted	$.(28) $.(28)	$.16 $.16
Weighted average shares outstanding - basic - diluted	1,798,000 1,798,000	1,798,000 1,799,000

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

For the Three Months Ended July 31:

	2003			2002
	Loss per Share	Shares	Net Loss	Income per Share	Shares	Net Income

Basic	<$.24>	1,798,000	<$427,000>	$.20	494,000	$101,000
Effect of stock options and warrants	-	-	-	-	1,000	-
	_______	_______	________	_______	_______	_______
Diluted	<$.24>	1,798,000	<$427,000>	$.20	495,000	$101,000

	For the Six Months Ended July 31:

	2003			2002
	Loss per Share	Shares	Net Loss	Income per Share	Shares	Net Income

Basic	<$.34>	1,172,000	<$402,000>	$.46	494,000	$226,000
Effect of stock options and warrants	-	-	-	-	1,000	-
	________	________	________	________	________	________
Diluted	<$.34>	1,172,000	<$402,000>	$.46	495,000	$226,000
	======	======	======	======	======	======

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

	Three Months Ended July 31, 2003

	Telecom
	Services	Manufacturing	All Other	Total

External sales	$ 564,000	$1,913,000	-	$ 2,477,000
Cost of sales	464,000	1,383,000	-	1,847,000

Gross profit	100,000	530,000	-	630 ,000
Operating expenses	71,000	604,000	$175,000	850,000
Interest and other income	-	(4,000)	(27,000)	(31,000)
Interest expense	4,000	6,000	-	10,000
Operating income (loss)	$ 25,000	($76,000)	($148,000)	($199,000)

Total assets	$8,401,000	$3,779,000	$5,391 ,000	$17,571,000

	Six Months Ended July 31, 2003

	Telecom
	Services	Manufacturing	All Other	Total

External sales	$ 564,000	$ 3,602,000	-	$ 4,166,000
Cost of sales	464,000	2,515,000	-	2,979,000

Gross profit	100,000	1,087,000	-	1,187,000
Operating expenses	71,000	1,100,000	188,000	1,359,000
Interest and other income	-	-	(27,000)	(27,000)
Interest expense	4,000	8,000	-	12,000
Operating income (loss)	$ 25,000	($21,000)	($161,000)	($157,000)

Total assets	$8,401,000	$3,779,000	$ 5,391,000	$17,571,000

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

	For the three months ended July 31, 2003	For the six months ended July 31, 2003
Net Loss: Pro forma stock based compensation expense	$(427,000) 92,000	$(402,000) 92,000
Pro forma net loss	(519,000)	(494,000)
Basic earnings per share:
As reported	$.(24)	$.(34)
Pro forma	$.(29)	$.(42)

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

NOTE 11 - RESTATEMENT OF QUARTERLY RESULTS

On March 11, 2004, we determined that there was an error in the calculation and classification of the deferred income tax liability associated with the identifiable intangible assets recorded in the purchase accounting of our acquisition of SMC.  The error resulted in the overstatement of the customer contractual relationships, trade name and the deferred income tax liability and the understatement of goodwill.  The consolidated financial statements and accompanying notes for as of July 31, 2003, have been restated to correct this error.   This restatement had no impact on previously reported net income for the quarter ended July 31, 2003.   The following table represents the impact of the restatement on the consolidated financial statements.

Account	As Reported July 31, 2003	As Restated July 31, 2003
Customer Contractual Relationship	$2,655,000	$1,600,000
Trade name	$1,133,000	$680,000
Goodwill	$636,000	$1,548,000
Total Assets	$17,571,000	$16,975,000
Deferred tax liability, net of current	$1,535,000	$939,000
Total Liabilities and Stockholders' equity	$17,571,000	$16,975,000

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

The Company is actively pursuing acquisitions in the telecom infrastructure services industry.  During the three months ended July 31, 2003, the Company acquired all of the common stock of Southern Maryland Cable, Inc. ("SMC").  The estimated purchase price was approximately $4 million in cash, plus the assumption of approximately $ 971,000 in debt.  The purchase price is also based on SMC achieving a pro forma net worth of $950,000 as of the July 17, 2003 acquisition date. Funds aggregating $260,000 have been held in escrow and classified as a current asset. If SMC did not achieve the minimum pro forma net worth, the purchase price would be reduced by the amount of the shortfall. The Company accounted for the acquisition of SMC using purchase accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and discrete intangible assets recognized as separate from acquired goodwill. Such intangible assets include $1,600,000, and $680,000, respectively, allocated to Contractual Customer Relationships ("CCR") and Trade Name, based on a third-party valuation, and $1,548,000 in Goodwill. The Company is amortizing CCR over seven years. The results of operations of the acquired company are included in the consolidated results of the Company from July 17, 2003, the date of the acquisition.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $1,359,000 or 32.6% of net sales for the six months ended July 31, 2003 compared to $975,000 or 29.0% of net sales for the six months ended July 31, 2002. The increase is primarily due to increases in general and administrative expenses which were related to $177,000 in costs for the new corporate management team whose efforts are focused on expansion into infrastructure services and due to increased costs in filter sales development and recruiting costs. SMC acquired on July 17, 2003, had $70,000 in administrative expense which contributed to increased consolidated expenses.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $850,000 or 34.3% of net sales for the three months ended July 31, 2003 compared to $552,000 or 31.9% of net sales for the three months ended July 31, 2002. The increase of $298,000 is primarily due to increases in general and administrative expenses which were related to $148,000 in costs for the new corporate team whose efforts are focused on expansion into infrastructure services. SMC had $70,000 in administrative expenses which contributed to increased consolidated expense.

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

ITEM 3.   Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and the operation of the Company's disclosure controls and procedures, as of the end of the period covered by this report. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended July 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In a Report on Form 8-K filed on May 23, 2003, as amended by reports on Form8-K/A filed on June 5, 2003 and June 12, 2003, the Company reported under Item 4 a change in the Company's independent accounts from Rose Snyder & Jacobs to Ernst & Young LLP.

SIGNATURES

In accordance with the requirements of the Exchange Act , the registrant has duly caused this report to be signed on its behalf by the undersigned thereto, duly authorized.

                                                                            Argan, Inc.

March 15, 2004	By:	/s/ Rainer Bosselmann
Rainer Bosselmann Chairman of the Board

March 15, 2004	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Senior Vice President and Chief Financial Officer