Form 10QSB/A
period 2003-10-31
ARGAN INC
filed 2004-03-15
CIK 100591

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 (a) or 15 (d) of the Exchange Act during the last twelve months (or for such shorter period that the Registrant is required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                  Yes X         No __

Securities registered pursuant to Section 12(b) of the Act:

Common Stock	Shares outstanding
Common Stock, $.15 Par Value	1,798,280 as of December 9, 2003

Transitional Small Business Disclosure Format (Check One):    Yes  [  ]     No   [X ]

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB of Argan Inc. (the "Company") for the quarter ended October 31, 2003 (the "Original Form 10-QSB") is to restate our consolidated financial statements for the quarter ended October 31, 2003 and to correspondingly modify related disclosures. This restatement is described in detail in note  8 of the notes to the consolidated financial statements.

On March 11, 2004, we determined that there was an error in the calculation and classification of the deferred income tax liability associated with the identifiable intangible assets recorded in the purchase accounting of our acquisition of SMC.  The error resulted in the overstatement of the customer contractual relationships, trade name and the deferred income tax liability and the understatement of goodwill.  The consolidated financial statements and accompanying notes for the three and nine months ended October 31, 2003, have been restated to correct this error.  Details of the impact of the restatement on the accompanying balance sheet and statements of operations for October 31, 2003 is described in Note 8 to the consolidated financial statements.

We have amended and restated in its entirety each item of the Original Form 10-QSB that has been affected by the restatement and reclassifications. This Amendment No. 1 to Form 10-QSB does not reflect events occurring after the filing of the Original Form 10-QSB, or modify or update those disclosures (including disclosures relating to risks, uncertainties and other factors that may affect our future performance) in any way, except as required to reflect the effects of the restatement and reclassifications.

PART I.
FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ARGAN, INC
Condensed Consolidated Balance Sheets
(Unaudited)
	October 31,	January 31,
	2003	2003
ASSETS	Restated

CURRENT ASSETS:
Cash and cash equivalents	$ 8,518,000	$ -
Accounts receivable	1,515,000	-
Escrow receivable from sale of subsidiary	300,000	-
Estimated earnings in excess of billings	1,074,000	-
Prepaid expenses and other current assets	176,000	25,000
Funds escrowed from acquisition	260,000	-
Current assets of discontinued operations	-	3,322,000
TOTAL CURRENT ASSETS	11,843,000	3,347,000

PROPERTY & EQUIPMENT
Leasehold improvements	157,000	-
Machinery and equipment	1,034,000	-
Trucks	706,000	-
	1,897,000	-
Less accumulated depreciation and amortization	84,000	-

NET PROPERTY AND EQUIPMENT	1,813,000	-

Contractual customer relationships	1,539,000	-
Trade name	680,000	-
Goodwill	1,607,000	-
Noncurrent assets of discontinued operations	-	1,288,000
TOTAL ASSETS	$ 17,482,000	$ 4,635,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$ 1,221,000	$ -
Billings in excess of estimated earnings	86,000	-
Accrued expenses	293,000	-
Deferred income tax liability, net	323,000	-
Current portion of long-term debt	496,000	-
Current liabilities of discontinued operations	-	693,000
TOTAL CURRENT LIABILITIES	2,419,000	693,000

Deferred income tax liability, net of current portion	1,226,000	-
Long-term debt	832,000	-
Noncurrent liabilities of discontinued operations	-	145,000

STOCKHOLDERS' EQUITY
Preferred stock, par value $.10 per share - authorized 500,000 shares - issued - none	-	-
Common stock, par value $.15 per share, authorized - 12,000,000 shares - issued
1,801,304 shares at October 31, 2003 and 497,536 shares at January 31, 2003 and
outstanding - 1,798,071 shares at October 31, 2003 and 494,306 shares at January 31, 2003	270,000	74,000
Warrants outstanding	849,000	-
Additional paid-in capital	14,092,000	5,502,000
Accumulated deficit	(2,173,000)	(1,740,000)
Notes receivable from stockholders	-	(6,000)
Treasury stock, at cost	(33,000)	(33,000)
TOTAL STOCKHOLDERS' EQUITY	13,005,000	3,797,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 17,482,000	$ 4,635,000

See accompanying notes to the condensed consolidated financial statements

ARGAN, INC
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	October 31,		October 31,
	2003	2002	2003	2002
	Restated		Restated

Net sales	$ 3,734,000	$ -	$ 4,298,000	$ -
Cost of goods sold	2,779,000	-	3,243,000	-
Gross profit	955,000	-	1,055,000	-

Selling, general and administrative expenses	652,000	48,000	954,000	148,000
Operating (loss) income	303,000	(48,000)	101,000	(148,000)

Interest expense	(27,000)	-	(31,000)	-
Other income	19,000	-	46,000	-

Pretax income (loss) from continuing operations	295,000	(48,000)	116,000	(148,000)
Income tax benefit	(25,000)	-	(25,000)	-
Income (loss) from continuing operations	320,000	(48,000)	141,000	(148,000)
Income (loss) from discontinued operations, net of income
tax provision of $ 506,000, $ 4,000, $751,000	(351,000)	122,000	(574,000)	448,000
and $ 18,000, respectively
Net income (loss)	$ (31,000)	$ 74,000	$ (433,000)	$ 300,000

Earnings per share:

Basic earnings per share from continuing operations	$ 0.18	$ (0.10)	$ 0.10	$ (0.30)
Basic earnings per share from discontinued operations	$ (0.20)	$ 0.25	$ (0.42)	$ 0.91
Basic net income (loss) per common share	$ (0.02)	$ 0.15	$ (0.32)	$ 0.61

Diluted earnings per share from continuing operations	$ 0.18	$ (0.10)	$ 0.10	$ (0.30)
Diluted earnings per share from discontinued operations	$ (0.20)	$ 0.25	$ (0.42)	$ 0.91
Diluted net income (loss) per common share	$ (0.02)	$ 0.15	$ (0.32)	$ 0.61

Weighted average number of shares:
Basic	1,798,000	494,000	1,373,000	494,000
Diluted	1,801,000	494,000	1,376,000	494,000

See accompanying notes to the condensed consolidated financial statements

ARGAN, INC
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
		October 31,
	2003		2002
	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	($433,000)		$300,000
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization	156,000		-
Changes in operating assets and liabilities:
Accounts receivable	(102,000)		-
Estimated earnings in excess of billings	(897,000)		-
Deferred income taxes	(25,000)		-
Prepaid expenses and other current assets	(72,000)		(19,000)
Accounts payable & accrued expenses	595,000		-
Billings in excess of earnings	15,000		-
Non-cash charges and working capital changes of discontinued operations	677,000		(72,000)
Net cash (used in) provided by operating activities	(86,000)		209,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of Southern Maryland Cable, Inc.	(3,705,000)		-
Funds escrowed from acquisition	(260,000)
Proceeds from sale of subsidiary, net of escrow funds held	3,200,000
Purchases of property and equipment	(233,000)		-
Investing activities of discontinued operations	(88,000)		(160,000)
Net cash used in investing activities	(1,086,000)		(160,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of common stock, net of offering costs	9,634,000		-
Proceeds from long-term debt facility	1,200,000
Principal payments on credit lines	(964,000)
Financing activities of discontinued operations	(180,000)		(49,000)
Net cash provided by / (used for) financing activities	9,690,000		(49,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-		-

NET INCREASE IN CASH	8,518,000		-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$ 8,518,000		-

See accompanying notes to the condensed consolidated financial statements

ARGAN, INC
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)
2003
Restated
Supplemental disclosure of non-cash investing and
financing activities:

Issuance of warrants	$849,000

Acquisition of Businesses:

Fair value of net assets acquired
Accounts receivable	$1,590,000
Other current assets	101,000
Property and equipment	1,664,000
Other non-current assets	6,000

Total non-cash assets	3,361,000

Accounts payable and accrued expenses	775,000
Short-term borrowings and current maturities of debt	427,000
Other current liabilities	555,000
Other non-current liabilities	1,583,000
Long-term debt	544,000
3,884,000

Net non-cash assets acquired	(523,000)

Cash, cash equivalents and escrow funds	334,000

Fair value of net assets acquired	(189,000)

Excess of costs over fair value of net assets acquired	3,894,000

Purchase price	$3,705,000

Cash paid	$4,039,000
Cash, cash equivalents and escrow funds acquired	(334,000)
Purchase Price	$3,705,000

See accompanying notes to the condensed consolidated financial statements

ARGAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

SALE OF SUBSIDIARY

Prior to October, 2003, Argan, Inc. (AI or the Company), operated under the name "Puroflow Incorporated". On October 23, 2003 the shareholders of the Company approved a plan whereby the Company became a holding company and its operating assets and liabilities were assigned to a wholly owned operating subsidiary. Accordingly, the Company transferred substantially all of its Puroflow Incorporated operating assets and liabilities to a newly-formed, wholly owned subsidiary of the Company, and the Company changed its name to "Argan, Inc.".The subsidiary then adopted the name "Puroflow Incorporated" (PI). The Company's other wholly owned operating subsidiary is Southern Maryland Cable, Inc. (SMC) which it acquired in July, 2003. (See note 3 for details.)

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

Revenue recognition - Revenues on unit-price contracts are recognized when the related service is provided to the customer. Revenues on fixed price contracts are recognized using an efforts expended method. "Estimated earnings in excess of billings", which aggregated $1,074,000 at October 31, 2003, represents revenues recognized in excess of amounts billed.

Cost Recognition - Direct contract costs includes all direct material, labor, subcontractor costs and those indirect costs related to contract performance, such as equipment, supplies and tools where a reasonable allocation of such costs to contracts can be made. Selling, general and administrative costs are charged to expense when incurred. Provisions for estimated losses on uncompleted contracts are recognized in the period in which losses are determined. At October 31, 2003, the Company did not have uncompleted contracts for which it anticipated a loss.

Trucks, Machinery and Equipment - Trucks, machinery and equipment are stated at cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the assets, which are generally from three to seven years.

Goodwill and Other Intangible Assets - In June 2001, FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets", which supersedes APB Opinion No.17, "Intangible Assets". SFAS No. 142 establishes new standards for goodwill and other intangible assets acquired in a business combination, eliminates amortization of goodwill, and sets forth methods to periodically evaluate goodwill and other intangible assets for impairment. The Company adopted SFAS No. 142 during the year ended January 31, 2003. In accordance with SFAS No. 142, the Company will conduct on at least an annual basis a review of its intangible assets to determine whether their carrying value exceeds their fair market value. Should this be the case, a detailed analysis will be performed to determine if the goodwill and other intangible assets are impaired.

Segment Information - SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services and geographic areas. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

After the disposition of PI, the Company's operates in one reportable segment. The Company conducts its telecom infrastructure services operations through its wholly owned subsidiary, SMC, which it acquired in July, 2003.  The Company provides telecommunications and other infrastructure services, including project management, construction and maintenance through SMC for the Federal Government, telecommunications and broadband service providers as well as electric utilities. Senior management evaluates SMC's performance and makes decisions with respect to capital resource allocations and business strategies using enterprise level information.

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

	For the three months	For the nine months
	ended	ended
	October 31, 2003	October 31, 2003

Net Loss:	$(31,000)	$(433,000)

Less: Stock-based employee
compensation cost included
in the determination of net loss
as reported if the fair value
method had been applied	----	----

Pro forma stock based
compensation expense	46,000	138,000

Pro forma net loss	$(77,000)	$(571,000)

Basic earnings per share:

As reported	$(.02)	$(.32)

Pro forma	$.(04)	$.(42)

Prior to the nine months ended October 31, 2003, stock options issued did not have a material effect on the Company's pro forma net income and earnings per share.

NOTE 3- ACQUISITION OF SOUTHERN MARYLAND CABLE, INC.

The Company is actively pursuing acquisitions in the telecom infrastructure services industry.  On July 17, 2003, the Company acquired all of the common stock of Southern Maryland Cable, Inc. ("SMC"), a provider of telecommunications and other infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities. The Company's purchase of SMC was focused on acquiring long-standing customer relationships and the well established reputation in a strategic geographic area, which supported the premium paid over the fair value of the tangible assets.

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

The Company accounted for the acquisition of SMC using the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets include $1,600,000 and $680,000 allocated to Contractual Customer Relationships ("CCR") and Trade Name, respectively, and $1,607,000 to Goodwill. The Company is amortizing the CCR over seven years. Amortization expense for the three months ended October 31, 2003 was approximately $61,000 As of October 31, 2003, accumulated amortization was $61,000. The Trade Name was determined to have an indefinite useful life and is not being amortized.

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

	Nine Months Ended
	October 31,
Pro Forma Statement of Operations	2003	2002

Net sales	$8,574,000	$6,504,000
Cost of goods sold	6,543,000	5,072,000

Gross profit	2,031,000	1,432,000
Selling general and
administrative expenses	1,686,000	1,312,000

Operating income from
continuing operations	345,000	120,000
Other expense	------	(53,000)

Pretax income from continuing operations	345,000	67,000
Provision for income taxes	138,000	27,000

Net income from continuing operations	$207,000	$40,000

Net income per share
- basic	$ .12	$ .02
- diluted	$ .12	$ .02
Weighted average shares
Outstanding
- basic	1,798,000	1,798,000
- diluted	1,801,000	1,798,000

NOTE 4- DISCONTINUED OPERATIONS

On October 31, 2003, AI, as part of its plan to reallocate its capital to its acquisition program, sold PI to WFC. The sales price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow for one year to indemnify WFC from any damages resulting from a breach of representation and warranties under the Stock Purchase Agreement. AI recognized a gain on sale of approximately $167,000, net of income taxes of $506,000. The Company utilized net operating losses to offset the gain on sale and thus, has no current tax liability. The $506,000 is the amount of the deferred tax assets related to the PI which has been sold. In accordance with SFAS No. 144 "Accounting for the impairment or disposal of Long-Lived Assets", the Company classified the operating results of PI as discontinued operations in the accompanying statements of operations.

The results of the discontinued operations are as follows for the nine months ended October 31,

	2003	2002

Net sales	$5,050,000	$4,999,000
Cost of goods sold	3,834,000	3,233,000

Gross profit	1,216,000	1,766,000
Selling, general and administrative expenses	1,701,000	1 335,000

Operating income (loss) from discontinued
operations	(485,000)	431,000
Other income (expense)
Other income	----	57,000
Interest expense	(11,000)	(22,000)

Pretax income (loss) from discontinued operations	(496,000)	466,000
Income tax expense	245,000	18,000

Income (loss) from discontinued operations	(741,000)	448,000
Net gain on disposal of discontinued operations,
net of income tax expense of $506,000	167,000	----

Net loss from discontinued operations	$(574,000)	$448,000

The results of the discontinued operations are as follows for the three months ended October
31,
	2003	2002

Net sales	$1,447,000	$1,642,000
Cost of goods sold	1,317,000	1,051,000

Gross profit	130,000	591,000
Selling, general and administrative expenses	645,000	460,000

Operating income (loss) from discontinued
operations	(515,000)	131,000
Other income (expense)
Other income	----	2,000
Interest expense	(3,000)	(7,000)

Pretax income (loss) from discontinued operations	(518,000)	126,000
Income tax expense	----	4,000

Income (loss) from discontinued operations	(518,000)	122,000
Net gain on disposal of discontinued operations,
net of income tax expense of $506,000	167,000	----

Net loss from discontinued operations	$(351,000)	$122,000

Company had assets and liabilities held for sale comprised of the following

2003
CURRENT ASSETS OF DISCONTINUED OPERATIONS
Cash	$ 265,000
Accounts receivable	1,160,000
Deferred tax benefit, current	145,000
Inventories	1,655,000
Prepaid expenses and deposits	97,000

TOTAL CURRENT ASSETS	3,322,000
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS
PROPERTY AND EQUIPMENT
Leasehold improvements	291,000
Machinery and equipment	3,706,000
Tooling and dies	401,000
4,398,000
Less accumulated depreciation
and amortization	3,730,000

NET PROPERTY AND EQUIPMENT	668,000

DEFERRED TAX BENEFIT	590,000
OTHER ASSETS	30,000
1,288,000

ASSETS HELD FOR SALE	$ 4,610,000

CURRENT LIABILITIES OF DISCONTINUED OPERATIONS
Line of credit,	$ 120,000
Notes payable, current,	62,000
Current portion of capital lease	7,000
Accounts payable	327,000
Accrued expenses	177,000

693,000

LONG TERM LIABILITIES OF DISCONTINUED OPERATIONS	145,000

LIABILITIES HELD FOR SALE	$ 838,000

NOTE 5 - EARNINGS PER SHARE:

Basic earnings per share are computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing income (loss) from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted average number of common shares and all dilutive securities. Outstanding stock options were anti-dilutive during the three and nine months ended October 31, 2002 due to the Company's net loss position.

Nine Months Ended
October 31, 2003

Basic:		Shares	Per Share
Income from
continuing operations	$141,000	1,373,000	$.10

Loss from
discontinued operations	(574,000)	1,373,000	(.42)

Net loss	$(433,000)	1,373,000	$(.32)

Diluted:
Income from
continuing operations	$141,000	1,376,000(1)	$.10

Loss from
discontinued operations	(574,000)	1,376,000	(.42)

Net loss	$(433,000)	1,376,000	$(.32)

(1) Includes 3,000 shares for the dilutive impact for outstanding stock options.

		Three Months Ended
		October 31, 2003

Basic:		Shares	Per Share
Income from
continuing operations	$320,000	1,798,000	$.18

Loss from
discontinued operations	(351,000)	1,798,000	(.20)

Net loss	$(31,000)	1,798,000	$(.02)

Diluted:
Income from
continuing operations	$320,000	1,801,000(1)	$.18

Loss from
discontinued operations	(351,000)	1,801,000	(.20)

Net loss	$(31,000)	1,801,000	$(.02)

(1)   Includes 3,000 shares for the dilutive impact for outstanding stock options.

NOTE 6 - PRIVATE OFFERING OF COMMON STOCK

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

NOTE 7 - DEBT

In August, 2003, the Company entered into a financing arrangement with Bank of America (" Bank") aggregating $2,950,000 in available financing in two tranches - a revolving line of credit with $1,750,000 in availability, expiring July 31, 2004 and bearing interest at LIBOR plus 2.75%, and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%. The proceeds from the term note were used to payoff the SMC lines of credit and for working capital. As of October 31, 2003 the Company had $1,100,000 outstanding under the term note. AI has not drawn on the revolving line of credit. The financing arrangement contains financial as well as nonfinancial covenants including the ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization of 2.5 to 1, liabilities to tangible net worth of 1.5 to 1, fixed charge coverage ratio of 1.25 to 1, as well as requirements for bank consent for acquisitions and divestitures. At October 31, 2003, the Company was not in compliance with the fixed charge coverage ratio and received a waiver from the Bank with respect to the breach of the covenant. The Company is in discussions with the Bank to either adjust the ratio or to establish a new financial measurement. Subsequent to October 31, 2003, because of the disposition of PI, the Company deposited $300,000 as additional collateral in a restricted cash account with the Bank.

NOTE 8 - RESTATEMENT OF QUARTERLY RESULTS

On March 11, 2004, we determined that there was an error in the calculation and classification of the deferred income tax liability associated with the identifiable intangible assets recorded in the purchase accounting of our acquisition of SMC.  The error resulted in the overstatement of the customer contractual relationships, trade name and the deferred income tax liability and the understatement of goodwill.  The consolidated financial statements and accompanying notes for the three and nine months ended October 31, 2003, have been restated to correct this error. The following table represents the impact of the restatement on the consolidated financial statements.

	As Reported	As Restated
Account	October 31, 2003	October 31,2003

Customer Contractual Relationship	$2,556,000	$1,539,000
Trade name	$1,133,000	$680,000
Goodwill	$695,000	$1,607,000
Total Assets	$18,040,000	$17,482,000
Deferred tax liability, net of current	$1,807,000	$1,226,000
Accumulated Deficit	$(2,196,000)	$(2,173,000)
Total stockholders' equity	$12,982,000	$13,005,000
Total liabilities and stockholders' equity	$18,040,000	$17,482,000

	As Reported	As Restated
	Three months ended	Three months ended
	October 31, 2003	October 31, 2003

Selling, general and administrative	$690,000	$652,000
Operating (loss) income	$265,000	$303,000
Pretax income (loss) from continuing operations $	257,000	$295,000
Income tax benefit	$(40,000)	$(25,000)
Income (loss) from continuing operations	$297,000	$320,000
Net income (loss)	$(54,000)	$(31,000)
Earnings Per Share:
Basic earnings per share from continuing
operations	$0.17	$0.18
Basic net loss per common share	$(0.03)	$(0.02)
Diluted earnings per share from continuing
operations	$0.16	$0.18
Diluted net loss per common share	$(0.03)	$(0.02)

	As Reported	As Restated
	Nine months ended	Nine months ended
	October 31, 2003	October 31, 2003

Selling, general and administrative	$992,000	$954,000
Operating (loss) income	$63,000	$101,000
Pretax income (loss) from continuing operations $	78,000	$116,000
Income tax benefit	$(40,000)	$(25,000)
Income (loss) from continuing operations	$118,000	$141,000
Net income (loss)	$(456,000)	$(433,000)

Earnings Per Share:
Basic earnings per share from continuing
operations	$0.09	$0.10
Basic net loss per common share	$(0.33)	$(0.32)
Diluted earnings per share from continuing
operations	$0.09	$0.10
Diluted net loss per common share	$(0.33)	$(0.32)

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

Prior to October, 2003, Argan, Inc. (AI or Company), operated under the name "Puroflow Incorporated". On October 23, 2003, the shareholders of the Company approved a plan whereby the Company became a holding company and its operating assets and liabilities were assigned to a wholly owned operating subsidiary. Accordingly, the Company transferred substantially all of its Puroflow Incorporated operating assets and liability to a newly-formed, wholly owned subsidiary of the Company, and the Company changed its name to "Argan, Inc.".  The subsidiary then adopted the name "Puroflow Incorporated" (PI). Prior to the disposition of PI described below, the Company's other wholly owned operating subsidiary was Southern Maryland Cable, Inc. (SMC) which it acquired in July, 2003.

On October 31, 2003, AI, as part of its plan to reallocate its capital to its acquisition program, sold PI to WFC. The sales price of approximately $3,500,000 was received in cash of which $300,000 is being held in escrow for one year to indemnify WFC from any damages resulting from a breach of representation and warranties under the Stock Purchase Agreement.  AI recognized a gain of $167,000, net of income taxes of $506,000. The Company utilized net operating losses to offset the gain on sale and thus, has no current tax liability. The $506,000 is the amount of the deferred tax assets related to the PI which has been sold In accordance with SFAS No. 144 "Accounting for the impairment or disposal of Long-Lived Assets", the Company classified the operating results of PI as discontinued operations in the accompanying statements of operations.

The results of the discontinued operations are as follows for the nine months ended October 31,

	2003	2002

Net sales	$5,050,000	$4,999,000
Cost of goods sold	3,834,000	3,233,000

Gross profit	1,216,000	1,766,000
Selling, general and administrative expenses	1,701,000	1,335,000

Operating income (loss) from discontinued
operations	(485,000)	431,000
Other income (expense)
Other income	----	57,000
Interest expense	(11,000)	(22,000)

Pretax income (loss) from discontinued operations	(496,000)	466,000
Income tax expense	245,000	18,000

Income (loss) from discontinued operations	(741,000)	448,000
Net gain on disposal of discontinued operations,
net of income tax expense of $506,000	167,000	----

Net loss from discontinued operations	$ (574,000)	$448,000

The results of the discontinued operations are as follows for the three months ended October 31,

	2003	2002

Net sales	$1,447,000	$1,642,000
Cost of goods sold	1,317,000	1,051,000

Gross profit	130,000	591,000
Selling, general and administrative expenses	645,000	460,000

Operating income (loss) from discontinued
operations	(515,000)	131,000
Other income (expense)
Other income	----	2,000

Interest expense	(3,000)	(7,000)

Pretax income (loss) from discontinued operations	(518,000)	126,000
Income tax expense	----	4,000

Income (loss) from discontinued operations	(518,000)	122,000
Net gain on disposal of discontinued operations,
net of income tax expense of $506,000	167,000	----

Net loss from discontinued operations	$(351,000)	$122,000

The aggregate loss from discontinued operations for the nine and three months ended October 31, 2003, respectively, was $574,000 and $351,000.  The loss was due to the rapid softening of sales to PI's traditional customer base.

The Company is actively pursuing acquisitions in the telecom infrastructure services industry.  On July 17, 2003, the Company acquired all of the common stock of Southern Maryland Cable, Inc. ("SMC"), a provider of telecommunications and other infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities. The Company's purchase of SMC was focused on acquiring long-standing customer relationships and well established reputation in a strategic geographic area, which supported the premium paid over the fair value of the tangible assets.

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

The Company accounted for the acquisition of SMC using the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets include $1,600,000 and $680,000 allocated to Contractual Customer Relationships ("CCR") and Trade Name, respectively, and $1,607,000 to Goodwill. The Company is amortizing the CCR over seven years. Amortization expense for the three months ended October 31, 2003 was approximately $61,000. As of October 31, 2003, accumulated amortization was $61,000. The Trade Name was determined to have an indefinite useful life and is not being amortized.

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

	Nine Months Ended
	October 31,
Pro Forma Statement of Operations	2003	2002

Net sales	$8,574,000	$6,504,000
Cost of goods sold	6,543,000	5,072,000

Gross profit	2,031,000	1,432,000
Selling general and
administrative expenses	1,686,000	1,312,000

Operating income from
continuing operations	345,000	120,000

Other expense	-----	(53,000)

Pretax income from continuing operations	345,000	67,000
Provision for income taxes	138,000	27,000

Net income from continuing operations	$207,000	$40,000

Net income per share
- basic	$.12	$.02
- diluted	$.12	$.02
Weighted average shares
Outstanding
-basic	1,798,000	1,798,000
-diluted	1,801,000	1,798,000

We have restated our previously issued financial statements to reflect, as discontinued operations, the disposition of our wholly owned subsidiary, PI. Because of the reclassification of PI as a discontinued operation, we are required to retroactively restate our financial statements for the nine months ended October 31, 2003 and 2002.

As disclosed above, we acquired SMC on July 17, 2003. Because of the sale of PI, substantially all of the Company's historical business has been reclassified as discontinued operations.  As a consequence, the Company has compared the pro forma operations of AI for the nine months ended October 31, 2003 to October 31, 2002 as presented above.

Pro forma net sales

AI through its wholly owned subsidiary, SMC, had pro forma net sales of $8,574,000 for the nine months ended October 31, 2003 compared to pro forma net sales of $6,504,000 for the nine months ended October 31, 2002. The increase in pro forma net sales of $2,070,000 or 32% is due primarily to the increase in volume of infrastructure services provided to SMC's customers under fixed-priced contracts.

Pro forma gross margin

For the nine months ended October 31, 2003, pro forma gross margin was $2,031,000 or 24% of pro forma net sales compared to $1,432,000 or 22% of pro forma net sales for the nine months ended October 31, 2002. Improved pro forma gross margin percent is due to efficencies of scale realized as the Company's volume and number of fixed-priced contracts increased during the nine months ended October 31, 2003.

Pro forma selling general and administrative expenses

Pro forma selling, general and administrative expenses were $1,686,000 or 20% of pro forma net sales for the nine months ended October 31, 2003 compared to $1,312,000 or 20% of pro forma net sales for the nine months ended October 31, 2002 an increase of $374,000. General and administrative expenses incurred for general corporate expenses and for the new corporate management team whose efforts are focused on expansion into infrastructure services aggregated $482,000 for the nine months ended October 31, 2003 compared to $148,000 in corporate costs for the nine months ended October 31, 2002.

Pro forma operating income from continuing operations

Pro forma operating income from continuing operations was $345,000 for the nine months ended October 31, 2003 compared to $120,000 for the nine months ended October 31, 2002.  The increase in operating income from continuing operations is due to the improving margins as the Company increased net sales.

Income Taxes

The Company recorded an income benefit of $25,000 for the nine months ended October 31, 2003 as compared to no provision for the nine months ended October 31, 2002. The income tax benefit was due to the acquisition of SMC. In connection with the acquisition, an intangible asset for Customer Contractual Relationships was recorded, the amortization of which is the tax benefit identified above established in purchase accounting. The Company currently estimates that it will not have a current tax liability for the year ended January 31, 2004.

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

Three Months Ended
	October 31,
Pro Forma Statement of Operations	2003	2002

Net sales	$3,734,000	$2,434,000
Cost of goods sold	2,779,000	1,876,000

Gross profit	955,000	558,000
Selling general and
administrative expenses	652,000	438,000

Operating income from
continuing operations	303,000	120,000

Other expense	(8,000)	(4,000)

Pretax income from continuing operations	295,000	116,000
Provision for income taxes (benefit)	118,000	46,000

Net income from continuing operations	$177,000	$70,000

Net income per share
- basic	$ .10	$ .04
- diluted	$ .10	$ .04
Weighted average shares
Outstanding
-basic	1,798,000	1,798,000
- diluted	1,801,000	1,801,000

The Company has restated its previously issued financial statements to reflect, as discontinued operations, the disposition of its wholly owned subsidiary, PI. Because of the reclassification of PI as a discontinued operation, the Company is required to retroactively restate our financial statements for the three months ended October 31, 2002.

As disclosed above, AI acquired SMC on July 17, 2003. Because of the sale of PI substantially all of the Company's historical business has been reclassified as a discontinued operation.  As a consequence, the Company has compared the actual operations of AI for the three months ended October 31, 2003 to the pro forma operations for the three months ended October 31, 2002 as presented above.

Pro Forma Net sales

AI through its wholly owned subsidiary, SMC, had net sales of $3,734,000 for the three months ended October 31, 2003 compared to pro forma net sales of $2,434,000 for the three months ended October 31, 2002. The increase in pro forma net sales of $1,300,000 or 53% is due to the increase in volume of infrastructure services provided to SMC's customers under fixed-priced contracts.

Pro Forma Gross margin

For the three months ended October 31, 2003, the Company's gross margin was $955,000 or 26% of net sales compared to $558,000 or 23% of pro forma net sales for the three months ended October 31, 2002. Improved pro forma gross margin percent is due to efficencies of scale realized as the Company's volume and number of fixed-priced contracts increased during the nine months ended October 31, 2003.

Pro Forma Selling general and administrative expenses

Selling, general and administrative expenses were $652,000 or 17% of net sales for the three months ended October 31, 2003 compared to pro forma selling, general and administrative expenses of $438,000 or 18% of pro forma net sales for the three months ended October 31, 2002 an increase of $214,000. General and administrative expenses incurred for general corporate expenses and for the new corporate management team whose efforts are focused on expansion into infrastructure services aggregated $251,000 for the three months ended October 31, 2003 compared to $48,000 in corporate costs for the three months ended October 31, 2002.

Pro Forma Operating income from continuing operations

Operating income from continuing operations was $303,000 for the three months ended October 31, 2003 compared to $120,000 for the three months ended October 31, 2002.  The positive trend in operating income from continuing operations is due to the improving margins as the Company increased net sales as well as slowed incremental increases in administrative costs which reduced the relationship of administrative expenses as a percentage of net sales.

Income Taxes

The Company recorded an income benefit of $25,000 for the three months ended October 31, 2003 as compared to no provision for the three months ended October 31, 2002. The income tax benefit was due to the acquisition of SMC. In connection with the acquisition, an intangible asset for Customer Contractual Relationships was recorded, the amortization of which is the tax benefit identified above established in purchase accounting. The Company currently estimates that it will not have a current tax liability for the year ended January 31, 2004.

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

Net cash used in operations for the nine months ended October 31, 2003 was $86,000 compared with $209,000 cash provided by operations for the nine months ended October 31, 2002. The decrease in cash provided by operations is primarily due to ramping up of SMC's revenue with the related increase in accounts receivable and estimated earnings in excess of billings.

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

In August, 2003, the Company entered into a financing arrangement with Bank of America ("Bank") aggregating $2,950,000 in available financing in two tranches - a revolving line of credit with $1,750,000 in availability, expiring July 31, 2004 and bearing interest at LIBOR plus 2.75% and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%. The proceeds from the term note were used to payoff the SMC lines of credit and for working capital. As of October 31, 2003 the Company had $1,100,000 outstanding under the term note. AI has not drawn on the revolving line of credit. The financing arrangement contains financial as well as nonfinancial covenants including the ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization of 2.5 to 1, liabilities to tangible net worth of 1.5 to 1, fixed charge coverage ratio of 1.25 to 1 as well as requirements  for bank consent for acquisitions and divestitures. At October 31, 2003, the Company was not in compliance with the fixed charge coverage ratio and received a waiver from the Bank with respect to the breach of the covenant. The Company is in discussions with the Bank to either adjust the ratio or to establish a new financial measurement.  Subsequent to October 31, 2003, because of the disposition of PI, the Company deposited $300,000 as additional collateral in a restricted cash account with the Bank.

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

Revenue Recognition

Net sales are primarily derived from construction and installation of telecom and utility infrastructure for a wide range of customers. The infrastructure services revenue is recognized in accordance with contract provisions which are typically either unit-price contracts or fixed-price contracts. Revenues on unit-price contracts are recognized when the related service is provided to the customer. Revenues on fixed-price contracts are recognized using an efforts expended method, measured using contractual pricing schedules which detail unit prices for individual services performed. The asset, "Estimated earnings in excess of billings", which aggregated $1,074,000 at October 31, 2003, represents revenues recognized in excess of amounts billed.

Long Lived Assets

The Company periodically evaluates the net realizable value of long lived assets including property and equipment, relying on a number of factors including operating results, economic projections, and anticipated cash flows. In connection with the Company's acquisition, the excess of cost over the net amounts assigned to tangible assets acquired and liabilities assumed is allocated to goodwill and discrete intangible assets recognized as separate from acquired goodwill. Such intangible assets include Contractual Customer Relationships ("CCR") and Trade name.  The Company amortizes CCR over seven years. The Company evaluates net realizable value for such intangibles on an ongoing basis for impairment.

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

ITEM 3.   Controls and Procedures

The Company carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures,as of the end of the period covered by this report. Based upon this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. There have been no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

               (b)            The stockholders elected to reorganize the Corporation into a new holding company structure through the transfer of the Corporation's operating assets and liabilities relating to its Puroflow manufacturing business to a new wholly-owned subsidiary of the Corporation by a vote of 1,279,123 shares of common stock, with 5,077 shares of common stock voting against and 1,844 shares of common stock abstaining.

               (c)           The stockholders elected to amend the Corporation's Certificate of Incorporation to change the corporate name of the Corporation from Puroflow Incorporated to Argan, Inc. by a vote of 1,583,637 shares of common stock, with 10,648 shares of common stock voting against and 3,965 shares of common stock abstaining

               (d)           The stockholders elected to ratify the selection of Ernst & Young LLP as independent auditors for the Corporation for the fiscal year ending January 31, 2004 by a vote of 1,587,919 shares of common stock,  with 10,276 shares of common stock voting against and 55 shares of common stock abstaining.

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
                                       13a-14(c) under the Securities Exchange Act of 1934

      Exhibit: 32.1             Certification of Chief Executive Officer, pursuant to
                                       18 U.S.C. Section 1350

      Exhibit: 32.2             Certification of Chief Financial, pursuant to
                                      18 U.S.C. Section 1350

a)      Reports on Form 8-K:

                   In a Report on Form 8-K dated October 31, 2003,  the Company  reported under Item 2. "Acquisition  or  Disposition of Assets," the  sale by the Company of its wholly owned subsidiary, Puroflow Incorporated to Western Filter Corporation.  The Company reported under Item 7. Financial Statements, Pro Forma Financial Information and Exhibits

(b)        Pro Forma Financial Information:

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

Unaudited balance sheet of SMC as of June 30, 2003 and related statements of operations, stockholders' equity and cash flows for the six months then ended June 30, 2003 and June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto, duly authorized.

ARGAN, INC.

March 15, 2004	By:	/s/ Rainer Bosselmann
Rainer Bosselmann Chairman of the Board and Chief Executive Officer

March 15, 2004	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Chief Financial Officer