Form 10KSB
period 2004-01-31
ARGAN INC
filed 2004-04-27
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10‑KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 31, 2004

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission file number 001-31756

ARGAN, INC.
(Name of Small Business Issuer in Its Charter)
(Formerly Puroflow Incorporated)

Delaware	13-1947195
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Church Street, Suite 302, Rockville, Maryland	20850
(Address of Principal Executive Offices)	(Zip Code)

                     301-315-0027
(Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:

Common Stock, $0.15 par value
(Title of Class)

Securities registered under Section 12(g) of the Exchange Act:  None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB.  [    ]

State issuer's revenues for its most recent fiscal year:  $6,780,000

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $3,550,000 as of April 21, 2004, based upon the closing price on the NASDAQ Electronic Bulletin Board System reported for such date.  Shares of Common Stock held by each Officer and Director and by each person who owns 5% or more of the outstanding Common Shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of April 22, 2004:    1,802,813

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9, 10, 11, 12 and 14 of Part III is incorporated by reference to the Registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this form pursuant to Regulation 14A in connection with its 2004 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

ARGAN, INC.
2004 FORM 10-KSB ANNUAL REPORT
TABLE OF CONTENTS

Page
PART I

ITEM 1. Description of Business........................................................................................................	4
ITEM 2. Description of Property.........................................................................................................	12
ITEM 3. Legal Proceedings...............................................................................................................	12
ITEM 4. Submission of Matters to a Vote of Security Holders...............................................................	12

PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters .................................................	13
ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operations..........	14
ITEM 7. Financial Statements............................................................................................................	21
ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........	42
ITEM 8A. Controls and Procedures.......................................................................................................	42

PART III
ITEM 9. Directors and Executive Officers of the Registrant....................................................................	42
ITEM 10. Executive Compensation.......................................................................................................	42
ITEM 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ............................................................................................................................	43
ITEM 12. Certain Relationships and Related Transactions.......................................................................	43

ITEM 13. Exhibits and Reports on Form 8-K..........................................................................................	43
ITEM 14. Principal Accountant Fees and Services.................................................................................	44

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

We conduct our operations through our wholly owned subsidiary, Southern Maryland Cable, Inc. (SMC) that we acquired in July 2003.  Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities. The Company is actively pursuing acquisitions in the telecom infrastructure services and other industries. After the sale of our wholly owned subsidiary, Puroflow Incorporated, in October 2003, we have only one subsidiary, SMC. Our strategy is to become a geographically and customer diversified telecom infrastructure services company, by providing a full range of telecom infrastructure services.

We currently provide inside plant, premise wiring services to the Federal Government and have plans to expand that work to commercial customers who regularly need upgrades in their premise wiring systems to accommodate improvements in security, telecommunications and network capabilities.

We continue to participate in the expansion of the telecommunications industry by working with various telecommunications providers.  We provide maintenance and upgrade services for their outside plant systems that increase the capacity of existing infrastructure.  We also provide outside plant services to the power industry by providing maintenance and upgrade services to utilities.

We intend to emphasize our high quality reputation, customer base and highly motivated work force in competing for larger and more diverse contracts.  We believe that our high quality and well maintained fleet of vehicles and construction machinery and equipment is essential to meet customers' needs for high quality and on-time service.  We are committed to our repair and maintenance capabilities to maintain the quality and life of our equipment.  Additionally, we invest annually in new vehicles and equipment.

We intend to seek acquisitions to evolve into a geographically diverse telecom and utility infrastructure services entity with a reputation for high quality and on-time performance.

We were organized as a Delaware corporation in May 1961. On October 23, 2003, our shareholders approved a plan providing for the internal restructuring of the Company whereby we became a holding company, and our operating assets and liabilities relating to our Puroflow Incorporated ("Puroflow") business were transferred to a newly-formed, wholly owned subsidiary. The subsidiary then changed its name to "Puroflow Incorporated" and we changed our name from Puroflow Incorporated to "Argan, Inc."

On October 31, 2003, we completed the sale of Puroflow to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is being held in escrow for one year to indemnify WFC from losses resulting from any damages from the breach of the representations and warranties made by us pursuant to that sale.

HOLDING COMPANY STRUCTURE

We intend to make additional acquisitions and/or investments.  We intend to have more than one industrial focus and to identify those companies that are in industries with significant potential to grow profitably both internally and through acquisitions. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cashflow and value for the Company.

We are a holding company with no operations other than our investment in SMC.  At January 31, 2004, there were no restrictions with respect to dividends or other payments from SMC to Argan.

Our principal executive offices are located at One Church Street, Suite 302, Rockville, Maryland  20850.  Our phone number at that address is (301) 315-0027. We maintain a website on the Internet at www.arganinc.net, which is presently under construction.  Information on our website is not incorporated by reference into this report.

Unless the context otherwise requires, references in this Form 10-KSB to "Argan," the "Company," "we," "us" or "our" refer to Argan, Inc., a Delaware corporation, and its subsidiaries.  Our fiscal year for financial reporting ends on January 31.

Competition

We operate in a fragmented and competitive industry.  We compete with service providers ranging from small regional companies, which service a single market, to larger firms servicing multiple regions, as well as large national and multi-national contractors.  We believe that we compete favorably with the other companies in the telecom and utility infrastructure services industry.

Materials

Generally, our customers supply most or all of the materials required for a particular contract and we provide the personnel, tools and equipment to perform the installation services.  However, with respect to a portion of our contracts, we may supply part or all of the materials required.  In these instances, we are not dependent upon any one source for the materials that we customarily utilize to complete the job.  We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

Customers

During the fiscal year ended January 31, 2004, we provided services to telecommunications and utility customers as well as to the Federal Government, through a contract with General Dynamics Corp. ("General Dynamics").  Our more significant customer relationships are with General Dynamics, Southern Maryland Electric Cooperative (SMECO) and Verizon Communications, Inc.  General Dynamics accounted for approximately 51% of consolidated net sales during the year ended January 31, 2004.  The Federal Government, through our contract with General Dynamics, has been a major customer for two years.  SMECO accounted for approximately 26% of consolidated net sales during the year ended January 31, 2004.  SMECO has been a major customer for several years.  Verizon accounted for approximately 19% of consolidated net sales during the year ended January 31, 2004.  Verizon has been a major customer for many years, but has indicated its intention to decrease its volume of business with us. An increase in SMECO's level of business has substantially offset the Verizon decrease.  Combined, General Dynamics, SMECO and Verizon accounted for approximately 96% of consolidated net sales during the year ended January 31, 2004.

Backlog

At January 31, 2004, we had a backlog of $5 million to perform services in the next year.

Regulation

Our operations are subject to various federal, state and local laws and regulations including:  licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement and clearance requirements on government projects.  We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements.  Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.  Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements.

Safety and Risk Management

We are committed to ensuring that our employees perform their work in a safe environment.  We regularly communicate with our employees to promote safety and to instill safe work habits.  Our safety director, an SMC employee, reviews accidents and claims, examines trends and implements changes in procedures or communications to address any safety issues.

Risk Management, Insurance and Performance Bonds

Contracts in the industries we serve may require performance bonds or other means of financial assurance to secure contractual performance.  The market for performance bonds has tightened significantly.  If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers.  At this time, we do not have significant surety bonds or letters of credit outstanding.

Employees

At January 31, 2004, we had approximately 114 employees, all of whom were full-time.  None of these employees are represented by labor organizations.  We are not aware of any employees seeking organization.  We believe that our employee relations are good.

Risk Factors

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Our new officers and directors have limited experience in managing our business and, as a result, may be unsuccessful in doing so.

In April 2003, Rainer H. Bosselmann became Chairman and Chief Executive Officer, H. Haywood Miller III became Executive Vice President and Arthur F. Trudel became Senior Vice President and Chief Financial Officer of the Company. Upon consummation of the private placement, four of our existing directors (Warren Lichtenstein, Glen Kassan, Joshua Schechter and Robert Smith) resigned and were replaced by Mr. Bosselmann and three new directors designated by Mr. Bosselmann (DeSoto S. Jordan, James W. Quinn and Daniel A. Levinson). In addition, in June 2003, Peter L. Winslow was elected by the Board of Directors to fill a vacancy caused by the resignation of Travis Bradford, and in October, 2003, W.G. Champion Mitchell was elected to our Board of Directors at our 2003 Annual Meeting replacing Michael H. Figoff who did not stand for re-election. Although Messrs. Bosselmann, Miller, Trudel, Jordan, Quinn, Levinson, Winslow and Mitchell have experience as executive officers and directors of other public companies, they have limited experience in managing our business and, as a result, may be unsuccessful in doing so.

Purchasers of our common stock will be unable to evaluate future acquisitions and/or investments.

We plan to use the remaining proceeds from the April 2003 private placement principally to finance future business acquisitions and/or investments. We recently completed our acquisition of SMC. As of the date hereof, we have not identified any other specific acquisitions and/or investments that are probable of consummation. Accordingly, purchasers of our common stock may be unable to evaluate the business, prospects, operating results, management or other material factors relating to future acquisitions and/or investments that we make. In addition, there can be no assurance that future acquisitions will occur or, if they occur, will be beneficial to us and our stockholders.

We may be unsuccessful at integrating companies that we acquire.

We may not be able to successfully integrate companies that we acquire with our other operations without substantial costs, delays or other operational or financial problems. Integrating acquired companies involves a number of special risks which could materially and adversely affect our business, financial condition and results of operations, including:

  failure of acquired companies to achieve the results we expect;

  diversion of management's attention from operational matters;

  difficulties integrating the operations and personnel of acquired companies;

  inability to retain key personnel of acquired companies;

  risks associated with unanticipated events or liabilities;

  the potential disruption of our business; and

  the difficulty of maintaining uniform standards, controls, procedures and policies.

If one of our acquired companies suffers customer dissatisfaction or performance problems, the reputation of our entire company could be materially and adversely affected. In addition, future acquisitions could result in issuances of equity securities that would reduce our stockholders' ownership interest, the incurrence of debt, contingent liabilities, deferred stock based compensation or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.

We may not be able to raise additional capital and, as a result, may not be able to successfully execute our business plan.

We may need to raise additional capital to finance future business acquisitions and/or investments. Additional financing may not be available on terms that are acceptable to us or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced. Additionally, these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on terms acceptable to us, our ability to finance future business acquisitions and/or investments and to otherwise pursue our business plan would be significantly limited.

We cannot readily predict the timing, size and success of our acquisition efforts and therefore the capital we will need for these efforts. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. When we seek additional debt or equity financings, we cannot be certain that additional debt or equity will be available to us at all or on terms acceptable to us.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our success in:

  expanding the range of services and products we offer to customers to address their evolving needs;

  attracting new customers;

  hiring and retaining employees; and

  reducing operating and overhead expenses.

Many of the factors affecting our ability to generate internal growth may be beyond our control. Our strategies may not be successful and we may not be able to generate cash flow sufficient to fund our operations and to support internal growth. Our inability to achieve internal growth could materially and adversely affect our business, financial condition and results of operations.

Our business growth could outpace the capability of our corporate management infrastructure. Our operations and ability to execute our business plan could be adversely effected as a result.

We cannot be certain that our infrastructure will be adequate to support our operations as they expand. Future growth also could impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we can recruit and retain such additional managers and executives. To the extent that we are unable to manage our growth effectively, or are unable to attract and retain additional qualified management, we may not be able to expand our operations or execute our business plan. Our financial condition and results of operations could be materially and adversely affected as a result.

We operate in highly competitive markets. If we fail to compete successfully against current or future competitors, our business, financial condition and results of operations will be materially and adversely affected.

We operate in highly competitive markets. We compete with service providers ranging from small regional companies which service a single market, to larger firms servicing multiple regions, as well as large national and multi-national entities. In addition, there are few barriers to entry in the telecommunications infrastructure industry. As a result, any organization that has adequate financial resources and access to technical expertise may become one of our competitors.

Competition in the telecommunications infrastructure industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures than we do and may, therefore, be able to provide their services at lower rates than we can provide the same services. In addition, some of our competitors are larger and have significantly greater financial resources than we do. Our competitors may develop the expertise, experience and resources to provide services that are superior in both price and quality to our services. Similarly, we may not be able to maintain or enhance our competitive position within our industry. We may also face competition from the in-house service organizations of our existing or prospective customers.

A significant portion of our business involves providing services, directly or indirectly as a subcontractor, to the United States government under government contracts. The United States government may limit the competitive bidding on any contract under a small business or minority set-aside, in which bidding is limited to companies meeting the criteria for a small business or minority business, respectively. We are currently qualified as a small business concern, but not a minority business.

We may not be able to compete successfully against our competitors in the future. If we fail to compete successfully against our current or future competitors, our business, financial condition, and results of operations will be materially and adversely affected.

We are substantially dependent on economic conditions in the telecommunications infrastructure industry. Adverse economic conditions in the industry could have a material adverse effect on our future operating results.

We are involved in the telecom and utility infrastructure services industries, which can be negatively affected by rises in interest rates, downsizings in the economy and general economic conditions. In addition, our activities may be hampered by weather conditions and an inability to plan and forecast activity levels. Adverse economic conditions in the telecommunications infrastructure and construction industries may have a material adverse effect on our future operating results.

The industry served by our business is subject to rapid technological and structural changes that could reduce the demand for the services we provide.

The utility, telecommunications and computer networking industries are undergoing rapid change as a result of technological advances that could in certain cases reduce the demand for our services or otherwise negatively impact our business. New or developing technologies could displace the wireline systems used for voice, video and data transmissions, and improvements in existing technology may allow telecommunications companies to significantly improve their networks without physically upgrading them. In addition, consolidation, competition or capital constraints in the utility, telecommunications or computer networking industries may result in reduced spending or the loss of one or more of our customers. Additionally, our work in the telecommunications infrastructure services industry could be negatively affected by rises in interest rates, downsizings in the economy and general economic conditions.

Our financial results are dependent on government programs and spending, the termination of which would have a material adverse effect on our business.

A significant portion of our business relates to structured cabling work for military and other government agencies. As such, our business is reliant upon military and other government programs. Reliance on government programs has certain inherent risks. Among others, contracts, direct or indirect, with United States government agencies are subject to unilateral termination at the convenience of the government, subject only to the reimbursement of certain costs plus a termination fee.

We are substantially dependent upon fixed price contracts and are exposed to losses that may occur on such contracts in the event that we fail to accurately estimate, when bidding on a contract, the costs that we will be required to incur to complete the project.

We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for these fixed price contracts. Although historically we have been able to estimate costs, the cost of labor and materials may, from time to time, vary from costs originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

Many of our customer contracts may be canceled on short notice and we may be unsuccessful in replacing contracts as they are completed or expire. As a result, our business, financial condition and results of operations may be adversely affected.

Any of the following contingencies may have a material adverse effect on our business:

  our customers cancel a significant number of contracts;

  we fail to win a significant number of our existing contracts upon re-bid; or

  we complete the required work under a significant number of non-recurring projects and cannot replace them with similar projects.

Many of our customers may cancel their contracts on short notice, typically 30 to 90 days, even if we are not in default under the contract. Certain of our customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, the customers often have no obligation to assign work to us. Our operations could be materially and adversely affected if the volume of work we anticipate receiving from these customers is not assigned to us. Many of our contracts, including our master service agreements, are opened to public bid at the expiration of their terms. We may not be the successful bidder on existing contracts that come up for bid.

Loss of significant customers could adversely affect our business.

Sales to our three largest customers, General Dynamics, Southern Maryland Electric Cooperative (SMECO) and Verizon Communications, Inc., currently account for most of our business. General Dynamics accounted for approximately 51% of consolidated net sales during the year ended January 31, 2004. SMECO accounted for approximately 26% of consolidated net sales during the year ended January 31, 2004. Verizon accounted for approximately 19% of consolidated net sales during the year ended January 31, 2004. The loss of any of these customers could have a material adverse effect on our business, unless the loss is offset by increases in sales to other customers.

We are subject to significant government regulation. This may increase the costs of our operations and expose us to substantial civil and criminal penalties in the event that we violate applicable law.

We provide, either directly as a contractor or indirectly as a sub-contractor, products and services to the United States government under government contracts. United States government contracts and related customer orders subject us to various laws and regulations governing United States government contractors and subcontractors, generally which are more restrictive than for non-government contractors. These include subjecting us to examinations by government auditors and investigators, from time to time, to insure compliance and to review costs. Violations may result in costs disallowed, and substantial civil or criminal liabilities (including, in severe cases, denial of future contracts).

We may be exposed to product liability claims in the event of product failure.

Our business may expose us to claims for injury, resulting from the failure of products that we sell or services that we provide. We have product liability and other insurance, covering in such amounts and against such risk as our management believes advisable, in light of our business and the terms and cost of such insurance. There is no assurance that we will maintain the same level of insurance coverage in the future.

Loss of key personnel could prevent us from successfully executing our business plan and otherwise adversely affect our business.

Our ability to maintain productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues.

We depend on the continued efforts of our executive officers and on senior management of the businesses we acquire. We cannot be certain that any individual will continue in such capacity for any particular period of time. The loss of key personnel, or the inability to hire and retain qualified employees, could negatively impact our ability to manage our business. We do not carry key-person life insurance on any of our employees.

Our Board of Directors may issue preferred stock with rights that are superior to our common stock.

Our Certificate of Incorporation, as amended, permits our Board of Directors to issue shares of preferred stock and to designate the terms of the preferred stock. The issuance of shares of preferred stock by the Board of Directors could adversely affect the rights of holders of common stock by, among other matters, establishing dividend rights, liquidation rights and voting rights that are superior to the rights of the holders of the common stock.

Our common stock is thinly traded. As a result, our stock price may be volatile and you may have difficulty disposing of your investment at prevailing market prices.

Since August 4, 2003, our common stock has been listed on the Boston Stock Exchange under the symbol "AGX" and is traded on the Bulletin Board System and reported by the National Quotation Service under the symbol "AGAX.OB." Prior to our listing on the Boston Stock Exchange, our common stock was traded on the Bulletin Board System and reported by the National Quotation Service under the symbol "PFLW.OB." Our common stock is thinly and sporadically traded and no assurances can be given that a larger market will ever develop, or if developed, that it will be maintained.

Our business is seasonal and our operating results may vary significantly from quarter to quarter.

Our quarterly results are affected by seasonal fluctuations in our business. Our quarterly results may also be materially affected by:

  variations in the margins of projects performed during any particular quarter;

  regional or general economic conditions;

  the budgetary spending patterns of customers, including government agencies;

  the timing and volume of work under new agreements;

  the termination of existing agreements;

  costs that we incur to support growth internally or through acquisitions or otherwise;

  losses experienced in our operations not otherwise covered by insurance;

  the change in mix of our customers, contracts and business;

  the timing of acquisitions;

  the timing and magnitude of acquisition assimilation costs; and

  increases in construction and design costs.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

Our operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

We intend to actively pursue larger infrastructure projects with our customers. The positive impact of major contracts requires that we undertake extensive up front preparations with respect to staffing, training and relocation of equipment. Consequently, we may incur significant period costs in one fiscal period and realize the benefit of contractual revenues in subsequent periods.

Availability of significant amounts of our common stock for sale could adversely affect its market price.

As of April 22, 2004, there were 1,802,813 shares of our common stock outstanding. In March 2004, we registered with the Commission on Form S-3 the resale, from time to time, by the investors in the April 2003 private placement of 1,533,974 shares of our common stock (including 230,000 shares of our common stock that are issuable upon exercise of warrants that were issued in connection with the private placement). If our stockholders sell substantial amounts of our common stock in the public market, including shares registered under the S-3, the market price of our common stock could fall.

We have experienced losses in the past and may experience additional losses in the future.

As of January 31, 2004, we had an accumulated deficit of approximately $2.3 million resulting primarily from past losses. We may experience additional losses in the future.

We do not expect to pay dividends for the foreseeable future.

We have not paid cash dividends on our common stock since our inception and intend to retain earnings, if any, to finance the development and expansion of our business. As a result, we do not anticipate paying dividends on our common stock in the foreseeable future. Payment of dividends, if any, will depend on our future earnings, capital requirements and financial position, plans for expansion, general economic conditions and other pertinent factors.

Certain officers, directors and stockholders have substantial control over the Company.

As of January 31, 2004, Rainer H. Bosselmann, Chairman and Chief Executive Officer, beneficially owned approximately 16% of our voting shares (giving effect to 60,000 shares of common stock that may be purchased upon exercise of warrants held by Mr. Bosselmann); H. Haywood Miller III, Executive Vice President, beneficially owned approximately 3.9% of our voting shares (giving effect to 60,000 shares of common stock that may be purchased upon exercise of warrants held by Mr. Miller); Arthur F. Trudel, Senior Vice President and Chief Financial Officer, beneficially owned approximately 3.8% of our voting shares (giving effect to 60,000 shares of common stock that may be purchased upon exercise of warrants held by Mr. Trudel); Peter L. Winslow, a member of our Board of Directors, beneficially owned approximately 2.4% of our voting shares; and MSR Advisors, Inc. and certain of its affiliates beneficially owned approximately 20.3% of our voting shares (giving effect to 50,000 shares of common stock that may be purchased upon exercise of warrants held by MSR Advisors, Inc.). Daniel A. Levinson, a director of the Company, is the President of MSR Advisors, Inc. In addition, the Company believes, based upon beneficial ownership reports filed with the Commission, that as of January 31, 2004, Wheatley Partners III, LLC and certain affiliates beneficially owned approximately 14.4% of our voting shares and Steel Partners II, L.P. and certain affiliates beneficially owned approximately 9.8% of our voting shares. As a result of such ownership, Messrs. Bosselmann, Miller, Trudel, Winslow and Levinson and MSR Advisors, Inc., individually or collectively, and Wheatley Partners III, LLC and Steel Partners II, L.P., may have the power to influence corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may influence the election of directors and other actions requiring stockholder approval.

Provisions of our certificate of incorporation and Delaware law could deter takeover attempts.

Provisions of our certificate of incorporation and Delaware law could delay, prevent, or make more difficult a merger, tender offer or proxy contest involving us. Among other things, under our certificate of incorporation, our board of directors may issue up to 500,000 shares of our preferred stock and may determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights, of these shares of preferred stock. In addition, Delaware law limits transactions between us and persons that acquire significant amounts of our stock without approval of our board of directors.

Any general increase in interest rate levels will increase our cost of doing business. Our results of operations, cash flow and financial condition may suffer as a result.

We have approximately $1 million of unhedged variable rate debt. Any general increase in interest rate levels will increase our cost of doing business.

If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers. This may adversely affect our business.

Contracts in the industries we serve may require performance bonds or other means of financial assurance to secure contractual performance. The market for performance bonds has tightened significantly. If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers.

Materials Filed with the Securities and Exchange Commission

The public may read any materials that we file with the Securities and Exchange Commission (SEC) at the SEC's public reference room at 450 Fifth Street, N.W., Washington, D.C.  20549.  The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

Copies of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission are available without charge upon written request to:

Corporate Secretary Argan, Inc. Suite 302 One Church Street Rockville, Maryland 20850

ITEM 2.  DESCRIPTION OF PROPERTY

Our corporate headquarters are located in  Rockville, Maryland.  SMC's headquarters are located in Tracy's Landing, Maryland in a facility leased from a former owner of SMC.  The facility includes approximately four acres of land, a 2,400 square foot maintenance facility and 3,900 square feet of office space.

SMC's principal operations are conducted at local construction offices, equipment yards and storage facilities.  These facilities are temporary in nature with most of SMC's services performed on customer premises or job sites.  Because equally suitable temporary facilities are available in all areas where SMC does business, these facilities are not material to SMC's operations.

ITEM 3.       LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock of the Company is listed on the Boston Stock Exchange under the symbol AGX and traded on the National Association of Securities Dealers, Inc., Electronic Bulletin Board System ("EBBS") under the symbol AGAX.

The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated as reported by EBBS. These quotations represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.  Although we have been listed and registered on the Boston Stock Exchange since August 4, 2003, there have been no sales of the Company's securities on the Boston Stock Exchange during the below periods.

	High Bid	Low Bid

Fiscal year Ended January 31, 2003
1st Quarter	$5.70	$4.95
2nd Quarter	5.50	4.75
3rd Quarter	5.00	3.50
4th Quarter	7.50	3.20
Fiscal year Ended January 31, 2004
1st Quarter	8.00	6.10
2nd Quarter	8.50	7.75
3rd Quarter	8.55	6.60
4th Quarter	7.75	6.80

As of April 15, 2004, the Company had approximately 126 stockholders of record.

To date, Argan has not declared or paid cash dividends to its stockholders.  Argan has no plans to declare and pay cash dividends in the near future.

Equity Compensation Plan Information

Argan has authorized the following equity securities for issuance at January 31, 2004:

	Number of securities to	Weighted average	Number of securities
	be issued upon exercise	exercise price of	remaining available for
	of outstanding options,	outstanding options,	future issuance under
	warrants and rights	warrants and rights	equity compensation plans
(excluding securities
Reflected in column [a])

	[a]	[b]	[c]
Equity compensation plans
approved by security holders	285,000(1)	$7.81	194,000 (2)

Equity compensation plans not
approved by security holders	--	--	--

Total	285,000	$7.81	194,000

(1)  Represents 51,000 shares issuable upon exercise of options granted under the 2001 Stock Option Plan and 4,000 shares issuable upon exercise of options granted under the 1991 Stock Option Plan as of January 31, 2004 and 230,000 shares issuable upon exercise of warrants as described below.

(2)  Represents 194,000 shares remaining available for grant under the 2001 Stock Option Plan as of January 31, 2004.

On April 29, 2003, Argan completed a private placement of its common stock.  In the private placement, we sold 1,303,974 shares of common stock to a group of accredited investors at a price of $7.75 per share.  The Company raised a total of $10,107,000 (before giving effect to offering expenses of approximately $472,000 and 230,000 warrants issued in connection with the private placement). The private offering was approved by shareholder vote on April 15, 2003.  The resale of the shares of common stock and the shares of common stock underlying the warrants issued in the private placement were registered under the Securities Act of 1933 on Form S-3 filed on March 15, 2004 with the Commission.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-KSB contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby.  These statements relate to future events or our future financial performance, including statements relating to our products, customers, suppliers, business prospects, financings, investments and effects of acquisitions.  In some cases, forward looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology.  These statements involve a number of risks and uncertainties, including preliminary information; the effects of future acquisitions and/or investments; competitive factors; business and economic conditions generally; changes in government regulations and policies; our dependence upon third-party suppliers; continued acceptance of our products in the marketplace; technological changes; and other risks and uncertainties that could cause actual events or results to differ materially from any forward-looking statement.

GENERAL

We conduct our operations through our wholly owned subsidiary, Southern Maryland Cable, Inc. (SMC) that we acquired in July 2003.  Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities.

We were organized as a Delaware corporation in May 1961. On October 23, 2003, our shareholders approved a plan providing for the internal restructuring of the Company whereby we became a holding company, and our operating assets and liabilities relating to our Puroflow business were transferred to a newly-formed, wholly owned subsidiary. The subsidiary then changed its name to "Puroflow Incorporated" and we changed our name from Puroflow Incorporated to "Argan, Inc."  At the time of the transfer, we also held another wholly owned operating subsidiary (SMC) which we acquired in July, 2003.

On October 31, 2003, we completed the sale of Puroflow Incorporated (our new wholly-owned subsidiary) to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is being held in escrow for one year to indemnify WFC from losses resulting from a breach of the representations and warranties made by us pursuant to that sale.

HOLDING COMPANY STRUCTURE

We intend to make additional acquisitions and/or investments.  We intend to have more than one industrial focus and to identify those companies that are in industries with significant potential to grow profitably both internally and through acquisitions.  We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cashflow and value for the Company.

We are a holding company with no operations other than our investment in SMC.  At January 31, 2004, there were no restrictions with respect to dividends or other payments from SMC to Argan.

TELECOM INFRASTRUCTURE SERVICES

We currently provide inside plant, premise wiring services to the Federal Government and have plans to expand that work to commercial customers who regularly need upgrades in their premise wiring systems to accommodate improvements in security, telecommunications and network capabilities.

We continue to participate in the expansion of the telecommunications industry by working with various telecommunications providers.  We provide maintenance and upgrade services for their outside plant systems that increase the capacity of existing infrastructure.  We also provide outside plant services to the power industry by providing maintenance and upgrade services to utilities.

We intend to emphasize our high quality reputation, outstanding customer base and highly motivated work force in competing for larger and more diverse contracts.  We believe that our high quality and well maintained fleet of vehicles and construction machinery and equipment is essential to meet customers' needs for high quality and on-time service.  We are committed to invest in our repair and maintenance capabilities to maintain the quality and life of our equipment.  Additionally, we invest annually in new vehicles and equipment. We further intend to seek acquisitions to evolve into a geographically diverse telecom and utility infrastructure services entity with a reputation for high quality and on-time performance.

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles.  Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements.  Estimates are used for, but not limited to our accounting for revenue recognition, allowance for doubtful accounts, long-lived assets and deferred income taxes.  Actual results could differ from these estimates.  The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

We generate revenue under various arrangements, including contracts under which revenue is based on a fixed price basis and on a time and materials basis. Revenues from time and materials contracts are recognized when the related service is provided to the customer.  Revenues from fixed price contracts, including a portion of estimated profit, is recognized as services are provided, based on costs incurred and estimated total contract costs in accordance with Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts, using the percentage of completion method.

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition.  Costs in excess of billings and billings in excess of costs totaled $514,000 and $20,000, respectively, at January 31, 2004.

Contract costs are recorded when incurred and include direct labor and other direct costs combined with allocations of operational indirect costs. Management periodically reviews the costs incurred and revenue recognized from contracts and adjusts recognized revenue to reflect current expectations.  Provisions for  estimated losses on incomplete contracts are provided in full in the period in which such losses become known.

Impairment of Long-Lived Assets

Long-lived assets, consisting primarily of property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  We determine impairment by comparing the carrying value of these long-lived assets to the undiscounted future cash flows expected to result from the use of these assets.  In the event we determine that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate.  During 2004, in accordance with SFAS No. 144, we did not record an impairment charge related to these long-lived assets.

Impairment of Goodwill

We periodically evaluate the net realizable value of intangible assets relying on a number of factors including operating results, economic projections, and anticipated cash flows.  In connection with our acquisition of SMC, the excess of cost over the net amounts assigned to tangible assets acquired and liabilities assumed was allocated to goodwill and intangible assets recognized separately such as Trade Name and Contractual Customer Relationships.

In accordance with SFAS No. 142, we will conduct annually during our fiscal fourth quarter, a review of our goodwill and intangible assets with an indefinite useful life to determine whether their carrying value exceeds their fair market value.  Should this be the case, a detailed analysis will be performed to determine if the goodwill and other intangible assets are impaired.  We will review the finite intangible assets when events or changes in circumstances indicate that the carrying amount may not be recovered.

We will test for impairment of Goodwill and indefinite lived intangible assets more frequently if events or changes in circumstances indicate that the asset might be impaired.

Contractual Customer Relationships ("CCR's")

The fair value of the Contractual Customer Relationships (CCR's) was determined at the time of the acquisition of SMC by discounting the cash flows expected from SMC's continued relationships with three customers - General Dynamics, Verizon Communications and Southern Maryland Electric Cooperative.  Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions.  In some cases, the estimates of future cash flows reflect periods beyond those of the current contracts in place.  The expected cash flows were discounted based on a rate that reflects the perceived risk of the CCR, the estimated weighted average cost of capital and SMC's asset mix.  We are amortizing the CCR's over a seven year weighted average life given the long standing relationships SMC has with Verizon and SMECO.

During our fourth fiscal quarter, management began getting indications that Verizon would be reducing the volume of business that it had with SMC.  Based on this indicator of impairment, we estimated the future undiscounted cash flows directly associated with Verizon.  The sum of the estimated undiscounted cash flows exceeded the carrying value of the CCR's.  We concluded that no impairment was required.

Trade Name

The fair value of the SMC Trade Name was estimated using a relief-from-royalty methodology.  We determined that the useful life of the Trade Name was indefinite since it is expected to contribute directly to future cash flows in perpetuity.  The Company has also considered the effects of demand and competition including its customer base.  While SMC is not a nationally recognized Trade Name, it is a regionally recognized name in Maryland and the mid-Atlantic region.

We, using the relief-from-royalty method described above, test the Trade Name for impairment annually in our fiscal fourth quarter and on an interim basis if events or changes in circumstances between annual tests indicate the Trade Name might be impaired.  Based on the annual impairment test, no impairment was recorded.

Deferred Tax Assets and Liabilities

We account for income taxes under the asset and liability method.  The approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities.  Developing our provision for income taxes requires significant judgment and expertise in Federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets.

At January 31, 2004, we have recorded a net operating loss carry forward aggregating $484,000 which expires in 2024.

Stock Based Compensation

We continue to apply APB Opinion No. 25 and related interpretations to its stock based compensation awards.  The fair value of the options granted in fiscal 2004 have been estimated at the date of grant using the Black-Scholes option-pricing model.  Because option valuation models require the use of subjective assumptions, any changes in these assumptions can materially impact the fair value.

Pro Forma Disclosures
Year Ended January 2004

2004
Net income (loss), as reported	($597,000)
Add: Stock based compensation recorded in the financial statements	5,000
Deduct: Total stock-based employees compensation
expense determined under fair value based methods
for all awards, net of amounts already recorded	(145,000)

Pro forma net loss	($737,000)

Basic and diluted loss per share:

Basic and diluted - as reported	($0.41)

Based and diluted – pro forma	($0.50)

Weighted average fair value of options granted	$3.58

Risk-free interest rate	3.28%

Expected volatility	60%

Expected life	10 years

Dividend yield	0%

ACQUISITION OF SOUTHERN MARYLAND CABLE, INC.

We are actively pursuing acquisitions in the telecom infrastructure services industry.  On July 17, 2003, we acquired all of the common stock of SMC, a provider of telecommunications and other infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers, as well as electric utilities.  Our purchase of SMC was focused on acquiring long-standing customer relationships and the well established reputation in a strategic geographic area, which supported the premium paid over the fair value of the tangible assets.

The results of operations of SMC are included in the consolidated results of the Company from July 17, 2003, the date of the acquisition.  The estimated purchase price was approximately $4 million in cash, plus the assumption of approximately $971,000 in debt.  The purchase price was also based on SMC achieving a pro forma net worth of $950,000 as of the July 17, 2003 acquisition date.  Subsequent to January 31, 2004, it was determined that SMC did not have the minimum contractual pro forma net worth; accordingly, the purchase price was reduced by $214,000, the amount of the shortfall and the amount was released from escrow to Argan. The former owners of SMC received $46,000 from the escrow which resulted in an increase to Goodwill.

We accounted for the acquisition of SMC using the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values.  Such intangible assets include $1,600,000 and $680,000 allocated to Contractual Customer Relationships ("CCR") and Trade Name, respectively, and $1,680,000 to Goodwill.  We are amortizing the CCR over a weighted average life of seven years.  The Trade Name was determined to have an indefinite useful life and is not being amortized.

SALE OF MANUFACTURING OPERATIONS

On October 31, 2003, we, as part of our plan to reallocate our capital to our acquisition program, sold PI to WFC.  The sales price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow for one year to indemnify WFC from any damages resulting from a breach of representations and warranties under the Stock Purchase Agreement.  We recognized a gain on sale of approximately $167,000, net of income taxes of $506,000.  We utilized net operating losses to offset the gain on sale and thus, have no current tax liability in connection with the sale.  The $506,000 is the amount of the Puroflow deferred tax assets at the date of sale related to Puroflow which has been sold.  In accordance with SFAS No. 144 "Accounting for the impairment or Disposal of Long-Lived Assets," we classified the operating results of PI as discontinued operations in the accompanying statements of operations.

The results of the discontinued operations which are included in the consolidated statements of operations for the years ended January 31, 2004 and 2003, respectively, are as follows:

	Year Ended
	January 31

	2004	2003

Net sales	$5,050,000	$6,834,000
Cost of goods sold	3,834,000	4,750,000

Gross profit	1,216,000	2,084,000
Selling, general and administrative expenses	1,701,000	1,742,000

(Loss) income from discontinued
operations	(485,000)	342,000
Other (expense) income	(11,000)	31,000

(Loss) income from discontinued operations
before income tax provision	(496,000)	373,000
Income tax provision	245,000	30,000
Gain from discontinued operations,
net of income taxes of $506,000	167,000	-

Net (loss) income from discontinued operations	$(574,000)	$343,000

The assets and liabilities of PI (reported as Current Assets of Discontinued Operations, Noncurrent Assets of Discontinued Operations, Current Liabilities of Discontinued Operations and Long-term Liabilities of Discontinued Operations in the accompanying financial statements) at January 31, 2003, were as follows:

CURRENT ASSETS OF DISCONTINUED
OPERATIONS
Cash	$265,000
Accounts receivable	1,160,000
Deferred tax benefit, current	145,000
Inventories	1,655,000
Prepaid expenses and deposits	97,000

3,322,000

NONCURRENT ASSETS OF DISCONTINUED
OPERATIONS - PROPERTY AND EQUIPMENT
Leasehold improvements	291,000
Machinery and equipment	3,706,000
Tooling and dies	401,000

4,398,000
Accumulated depreciation and amortization	(3,730,000)

Net property, plant and equipment	668,000

Deferred tax benefit	590,000
Other assets	30,000

1,288,000

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$4,610,000

CURRENT LIABILITIES OF DISCONTINUED
OPERATIONS
Line of credit	$120,000
Notes payable, current	62,000
Current portion of capital lease	7,000
Accounts payable	327,000
Accrued expenses	177,000

693,000

LONG TERM LIABILITIES OF DISCONTINUED
OPERATIONS	145,000

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$838,000

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 2004 AND 2003

The following unaudited pro forma statements of operations summarize the results of our operations for the years ended January 31, 2004 and 2003, as if the acquisition of SMC was completed on February 1, 2002. The unaudited pro forma statements of operations do not include the operating results of Puroflow, which have been reclassified as discontinued operations.

The unaudited pro forma statements of operations does not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition and disposition had occurred on February 1, 2002, or that may be obtained in the future.  SMC previously reported its results of operations using a calendar year-end. No material events occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma statements of operations.

	Year Ended
	January 31

	2004	2003

Net sales	$11,057,000	$8,808,000
Cost of goods sold	8,484,000	6,939,000

Gross profit	2,573,000	1,869,000
Selling and general and administrative expenses	2,654,000	1,697,000

(Loss) income from operations	(81,000)	172,000
Other expense, net	(2,000)	(73,000)

(Loss) income from continuing operations before income taxes	(83,000)	99,000
Income tax (benefit) provision	(33,000)	39,000

Net (loss) income from continuing operations	($50,000)	$60,000

(Loss) earnings per share – basic and diluted	$.03	$.03
Weighted average shares outstanding	1,803,000	1,798,000

Pro Forma Net Sales

Pro forma net sales were $11,057,000 for the year ended January 31, 2004, compared to pro forma net sales of $8,808,000 for the year ended January 31, 2003. The increase in pro forma net sales of $2,249,000 or 26% is due primarily to an increase in net sales attributed to General Dynamics.

Pro Forma Cost of Goods Sold

For the year ended January 31, 2004, pro forma cost of goods sold was $8,484,000 or 77% of pro forma net sales compared to $6,939,000 or 79% of pro forma net sales for the year ended January 31, 2003.  Costs associated with the use of subcontractors on General Dynamics projects increased by $1.5 million.  SMC experienced higher margins due to economies of scale as the infrastructure services under fixed price contracts grew.

Pro Forma Selling, General and Administrative Expenses

For the year ended January 31, 2004, pro forma selling general and administrative expenses were $2,654,000 or 24% of net sales compared to $1,697,000 or 19% of net sales for the year January 31, 2003. Pro forma selling, general and administrative expenses incurred for general corporate expenses and for the new corporate management team whose efforts are focused on expansion into the infrastructure services and other industries aggregated $978,000 for the year ended January 31, 2004 compared to $197,000  for the year ended January 31, 2003.

Pro Forma Other Income (Expense) Net

We had pro forma other expense, of $2,000 for the year ended January 31, 2004 compared to $73,000 for the year ended January 31, 2003. Other pro forma expense was reduced primarily due to the $74,000 in interest earned on cash balances resulting from our private placement and sale of Puroflow.

LIQUIDITY AND CAPITAL RESOURCES

At January 31, 2004, we had $5,212,000 available in cash and cash equivalents. We also have approximately $3,000,000 in other short-term investments. On April 29, 2003, we completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share.  The net proceeds from the private placement aggregated approximately $9,635,000.  A portion of the proceeds were used in the acquisition of SMC and the remainder is invested in short-term investments and cash equivalents.  We plan to use the remaining proceeds for acquisitions in growth-oriented industries and for working capital.

On October 31, 2003, we sold PI to WFC.  The sale price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow for one year.

Net cash used in operations for the year ended January 31, 2004 was $278,000 compared with $378,000 cash provided by operations for the year ended January 31, 2003.  The decrease in cash provided by operations is primarily due to our net loss and increases in accounts receivable and estimated earnings in excess of billings.

Net cash used for investing activities was $4,063,000 for the year ended January 31, 2004.  Net cash used for investing activities for the year ended January 31, 2004 consisted of approximately $3,751,000 used in the acquisition of SMC offset by approximately $3,200,000 in proceeds from the sale of Puroflow, net of $300,000 held in escrow.  We also purchased investments using $3,000,000 of the proceeds from the private placement.

Net cash provided by financing activities was $9,553,000 for the year ended January 31, 2004, compared to net cash used for financing activities of $217,000 for the same period one year ago for discontinued operations. The increase is due to the aforementioned private placement and the proceeds from the credit line, offset by the Company paying off $1,306,000 in debt, including bank debt of the discontinued operations.

In August 2003, we entered into a financing arrangement with Bank of America ("Bank") aggregating $2,950,000 in available financing in two tranches - a revolving line of credit with $1,750,000 in availability, expiring July 31, 2004 and bearing interest at LIBOR plus 2.75%, and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%.  The proceeds from the term note were used to pay off the SMC lines of credit and for working capital.  As of January 31, 2004, we had $1,000,000 outstanding under the term note.  We have not drawn on the revolving line of credit.  The financing arrangement contains financial as well as nonfinancial covenants including the ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization of 2.5 to 1; liabilities to tangible net worth of 1.5 to 1; fixed charge coverage ratio of 1.25 to 1 as well as requirements for bank consent for acquisitions and divestitures.  At January 31, 2004, we were not in compliance with the fixed charge coverage ratio and received a waiver from the Bank with respect to the breach of the covenant.  We are in discussions with the Bank to either adjust the ratio or to establish a new financial measurement.  Because of the disposition of PI, we deposited $300,000 as additional collateral in a restricted cash account with the bank.

With our present capital resources and cash flow from operations, we believe we should have sufficient resources to meet our operating needs for the next year and to provide for debt maturities and capital expenditures. We anticipate that we will not be in compliance with certain of the covenants of the financing agreement at April 30, 2004. As a consequence, we have classified the entire term note as current in the accompanying consolidated financial statements. We are in discussions with the Bank with respect to being granted a waiver.

Customers

During fiscal year 2004, we provided services to telecommunications and utilities customers as well as to the Federal Government, through a contract with General Dynamics Corp. ("General Dynamics").  Certain of our more significant customer relationships were with General Dynamics, Southern Maryland Electrical Cooperative (SMECO) and Verizon Communications, Inc.  General Dynamics accounted for approximately 51% of consolidated net sales during the twelve months ended January 31, 2004.  The Federal Government, through our contract with General Dynamics, has been a major customer for two years.  SMECO accounted for approximately 26% of consolidated net sales during the year ended January 31, 2004.  SMECO has been a major customer for several years. Verizon accounted for approximately 19% of consolidated net sales during the year ended January 31, 2004.  Verizon has been a major customer for many years, but has indicated its intention to decrease its volume of business with us.  A increase in SMECO's level of business for the year ended January 31, 2005 is expected to substantially offset the Verizon decrease.  Combined General Dynamics, SMECO and Verizon accounted for approximately 96% of consolidated net sales during the year ended January 31, 2004.

SEASONALITY

The Company's telecom infrastructure services operations are expected to have seasonally weaker results in the first and fourth quarters of the fiscal year, and may produce stronger results in the second and third quarters.  This seasonality is primarily due to the effect of winter weather on outside plant activities, as well as reduced daylight hours and customer budgetary constraints.  Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

EFFECTS OF INFLATION ON BUSINESS

Management believes that inflation has not had a material effect on the Company's operations.

ITEM 7.        FINANCIAL STATEMENTS

The following financial statements (including the notes thereto and the Independent Auditors' Report with respect thereto), are filed as part of this Annual Report on Form 10-KSB.

Report of Ernst & Young LLP

Report of Rose, Snyder & Jacobs, Corporation of Certified Public Accountants

Consolidated Balance Sheets at January 31, 2004 and 2003.

Consolidated Statements of Operations for each of the two years in the period ended January 31,   2004.

Consolidated Statements of Stockholders' Equity for each of the two years in the period ended January 31, 2004.

Consolidated Statements of Cash Flows for each of the two years in the period ended January 31, 2004.

Notes to Consolidated Financial Statements.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors

Argan, Inc.

            We have audited the accompanying consolidated balance sheet of Argan, Inc. as of January 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

            We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argan, Inc. at January 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ ERNST & YOUNG LLP

McLean, Virginia

April 2, 2004

INDEPENDENT AUDITORS' REPORT

To the Stockholders of
Puroflow Incorporated

We have audited the accompanying consolidated balance sheet of Puroflow Incorporated (a Delaware corporation), and subsidiaries at January 31,  2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with accounting standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Puroflow Incorporated and Subsidiaries at January 31, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Rose, Snyder & Jacobs
Rose, Snyder & Jacobs
A Corporation of Certified Public Accountants

Encino, California

February 26, 2003, except for Part A of Note 10 for which the date is January 21, 2004.

ARGAN, INC.
Consolidated Balance Sheets

	January 31, 2004	January 31, 2003

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,212,000	$-
Investments	3,000,000
Accounts receivable	1,523,000	-
Escrowed cash	601,000	-
Estimated earnings in excess of billings	514,000	-
Prepaid expenses and other current assets	150,000	25,000
Current assets of discontinued operations	-	3,322,000

TOTAL CURRENT ASSETS	11,000,000	3,347,000

Property and equipment, net	1,913,000
Contractual customer relationships, net	1,476,000
Trade name	680,000
Goodwill	1,680,000
Noncurrent assets of discontinued operations	-	1,288,000

TOTAL ASSETS	$16,749,000	$4,635,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$918,000	$-
Billings in excess of estimated earnings	20,000	-
Accrued expenses	488,000	-
Deferred income tax liability, net	188,000	-
Current portion of long-term debt	1,092,000	-
Current liabilities of discontinued operations	-	693,000

TOTAL CURRENT LIABILITIES	2,706,000	693,000

Deferred income tax liability, net of current portion	1,064,000	-
Long-term debt	109,000	-
Noncurrent liabilities of discontinued operations	-	145,000

STOCKHOLDERS' EQUITY

Preferred stock, par value $.10 per share –
authorized 500,000 shares – issued – none	-	-
Common stock, par value $.15 per share –
12,000,000 shares authorized –1,806,046 shares issued
at January 31, 2004 and 497,536 shares issued at
January 31, 2003 and 1,802,813 shares outstanding
at January 31, 2004 and 494,303 shares outstanding
at January 31, 2003	270,000	74,000
Warrants outstanding	849,000	-
Additional paid-in capital	14,121,000	5,502,000
Accumulated deficit	(2,337,000)	(1,740,000)
Notes receivable from stockholders	-	(6,000)
Treasury stock at cost:
3,233 shares at January 31, 2004 and 2003	(33,000)	(33,000)

TOTAL STOCKHOLDERS' EQUITY	12,870,000	3,797,000

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,749,000	$4,635,000

See Accompanying Notes

ARGAN, INC.

Consolidated Statements of Operations

Years Ended January 31
	2004	2003

Net sales	$6,780,000	$-
Cost of goods sold	5,184,000	-

Gross profit	1,596,000	-

Selling, general and administrative expenses	1,912,000	197,000

Loss from operations	(316,000)	(197,000)

Interest expense	47,000	-
Other income	(51,000)	-

Loss from continuing operations before income taxes	(312,000)	(197,000)
Income tax benefit	(289,000)	-

Loss from continuing operations	(23,000)	(197,000)

(Loss) income from discontinued operations, net of income tax
provision of $751,000 and $30,000 respectively	(574,000)	343,000
Recovery of excess accrual for disposal of segment in fiscal 2002	-	172,000

Net (loss) income	($597,000)	$318,000

Basic and diluted (loss) income per share:
Continuing operations $	(0.02)	$(0.40)

Discontinued operations	$(0.39)	$1.04

Net (loss) income	$(0.41)	$0.64

Weighted average number of shares outstanding:
Basic	1,480,000	494,000

 See Accompanying Notes

ARGAN, INC.

Consolidated Statements of Stockholders' Equity
For the Years Ended January 31, 2004 and 2003

	SHARES	COMMON STOCK PAR VALUE	WARRANTS OUTSTANDING	ADDITIONAL PAID-IN CAPITAL	ACCUM- ULATED DEFICIT TOTAL	NOTES RECEIVABLE FROM STOCKHOLDERS AND TREASURY STOCK		TOTAL

Balance at
January 31, 2002	494,306	$74,000	$-	$5,502,000	$(2,058,000)	$ (39,000)		$3,479,000

Net income	-	-	-	-	318,000		-	318,000

Balance at
January 31, 2003	494,306	74,000		5,502,000	(1,740,000)		(39,000)	3,797,000

Private placement,
net of offering cost of $472,000
	1,303,974	196,000	849,000	8,590,000	-		-	9,635,000

Exercise of stock
options	4,533	-	-	29,000		-	-	29,000

Other	-	-	-	-	-		6,000	6,000

Net loss	-	-	-	-	(597,000)		-	(597,000)

Balance at
January 31, 2004	1,802,813	$270,000	$849,000	$14,121,000	($2,337,000)		$(33,000)	$12,870,000

See Accompanying Notes

 ARGAN, INC.
Consolidated Statements of Cash Flows

	Years Ended January 31
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	($597,000)	$318,000
Adjustments to reconcile net (loss) income to net cash (used in)
provided by operating activities:
Depreciation and amortization	309,000
Non-cash stock option compensation expense	5,000
Deferred income taxes	(320,000)
Changes in operating assets and liabilities:
Accounts receivable	(109,000)
Estimated earnings in excess of billings	(337,000)
Prepaid expenses and other current assets	(345,000)	-
Accounts payable and accrued expenses	473,000
Billings in excess of estimated earnings	(50,000)
Non-cash charges and working capital changes of discontinued
operations	693,000	60,000

Net cash (used in) provided by operating activities	(278,000)	378,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of Southern Maryland Cable, Inc.	(3,751,000)	-
Proceeds from sale of subsidiary, net of escrow funds held	3,200,000	-
Purchase of investments	(30,000,000)
Redemptions of investments	27,000,000
Purchases of property and equipment	(424,000)
Investing activities of discontinued operations	(88,000)	(161,000)

Net cash used for investing activities	(4,063,000)	(161,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from private placement of common stock,
net of offering costs	9,635,000
Proceeds from exercise of stock options	24,000
Proceeds from long-term debt facility	1,200,000
Principal payments on credit lines	(1,091,000)
Financing activities of discontinued operations	(215,000)	(217,000)

Net cash provided by / (used for) financing activities	9,553,000	(217,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-

NET INCREASE IN CASH AND CASH EQUIVALENTS	5,212,000	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,212,000	$-

See Accompanying Notes

  ARGAN, INC.
Consolidated Statements of Cash Flows (Continued)

2004

Supplemental disclosure of non-cash investing and
financing activities:

Cash paid during the period for:
Interest	$36,000

Income taxes	$101,000

Issuance of warrants	$849,000

Acquisition of SMC:

Fair value of net assets acquired
Accounts receivable	$1,590,000
Other current assets	101,000
Property and equipment	1,653,000
Other non-current assets	6,000

Total non-cash assets	3,350,000

Accounts payable and accrued expenses	775,000
Short-term borrowings and current maturities of debt	427,000
Other current liabilities	555,000
Other non-current liabilities	1,546,000
Long-term debt	544,000

3,847,000

Net non-cash assets acquired	(497,000)

Cash and cash equivalents	288,000

Fair value of net assets acquired	(209,000)

Excess of costs over fair value of net assets acquired	3,960,000

Purchase price	$3,751,000

Cash paid	$4,039,000
Cash and cash equivalents	(288,000)

Purchase Price	$3,751,000

See Accompanying Notes

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Argan, Inc. (AI or the Company) conducts its operations through its wholly owned subsidiary, Southern Maryland Cable, Inc. (SMC) which it acquired in July 2003. Through SMC, the Company provides telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers, as well as electric utilities primarily in the mid-Atlantic region.

AI was organized as a Delaware corporation in May 1961.  On October 23, 2003, our shareholders approved a plan providing for the internal restructuring of the Company whereby AI became a holding company and its operating assets and liabilities relating to its Puroflow business were transferred to a newly-formed, wholly owned subsidiary.  The subsidiary then changed its name to "Puroflow Incorporated" (PI) and AI changed its name from Puroflow Incorporated to "Argan, Inc."  At the time of the transfer, SMC was the other wholly owned operating subsidiary.

On October 31, 2003, the Company completed the sale of PI to Western Filter Corporation (WFC) for approximately $3.5 million in cash of which $300,000 is being held in escrow for one year to indemnify WFC from any damages resulting from the breach of representations and warranties under the Stock Purchase Agreement.

After the disposition of PI, the Company operates in one reportable segment.

BASIS OF PRESENTATION

The consolidated financial statements include AI and its wholly owned subsidiaries. The preparation of consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and certain financial statement disclosures. Estimates are used for but not limited to our accounting for revenue recognition, allowance for doubtful accounts, long lived assets and deferred taxes.  Actual results could differ from these estimates.

The Company's fiscal year ends on January 31. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of the acquisition or up to the date of disposal.  All significant intercompany balances and transactions have been eliminated in consolidation. The Company restated its fiscal 2003 financial statements to reflect, as discontinued operations, the disposition of its wholly owned subsidiary, PI, according to Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets."  (See Note 10)

Cash and Equivalents - Cash and equivalents include cash balances on deposit in banks, overnight investments in mutual funds, and other financial instruments having an original maturity of three months or less.  For purposes of the consolidated statements of cash flow, the Company considers these amounts to be cash equivalents.

Investments - The Company acquires various financial instruments with original maturities greater than three months which it holds for less than one month.  The Company considers these financial instruments to be short-term investments.

Revenue Recognition -The Company generates revenue under various arrangements, including contracts under which revenue is based on a fixed price basis and on a time and materials basis. Revenues from time and materials contracts are recognized when the related service is provided to the customer. Revenue from fixed price contracts, including a portion of estimated profit, is recognized as services are provided, based on costs incurred and estimated total contract costs in accordance with  Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts, using the percentage of completion method.

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition.  These differences are included in estimated earnings in excess of billings and billings in excess of estimated earnings which totaled $514,000 and $20,000, respectively, at January 31, 2004.

Cost Recognition - Direct contract costs includes all direct material, labor, subcontractor costs and those indirect costs related to contract performance, such as equipment, supplies and tools where a reasonable allocation of such costs to contracts can be made.  Selling, general and administrative costs are charged to expense when incurred.  At January 31, 2004, the Company did not have any uncompleted contracts for which it anticipated a loss.

Property and Equipment - Property and equipment are stated at cost.  Depreciation is provided principally using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Maintenance and repairs (totaling $19,000 for the year ended January 31, 2004) are expensed as incurred and major improvements are capitalized.  When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Impairment of Long-Lived Assets - Long-lived assets, consisting primarily of property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."  The Company determines impairment by comparing the carrying value of these long-lived assets  to the undiscounted future cash flows expected to result from the use of these assets.  In the event the Company determines that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate.  During 2004, in accordance with SFAS No. 144, the Company did not record an impairment charge related to these long-lived assets.

Goodwill and Other Intangible Assets - In June 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets."   SFAS No. 142 establishes standards for goodwill and other intangible assets acquired in a business combination, eliminates amortization of goodwill, and sets forth methods to periodically evaluate goodwill and other intangible assets for impairment. In accordance with SFAS No. 142, the Company annually conducts during its fiscal fourth quarter, a review of its intangible assets to determine whether their carrying value exceeds their fair market value.

The Company uses an estimate of future cash flows which are discounted based at a rate that reflects perceived risk of the Company and the estimated weighted average cost of capital.  The Company will test for impairment of Goodwill more frequently if events or changes in circumstances indicate that the asset might be impaired.

Contractual Customer Relationships - The fair value of the Contractual Customer Relations (CCR's) was determined at the time of the acquisition of SMC by discounting the cash flows expected from the Company's continued relationships with their most significant customers.  Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions.  In some cases, the estimates of future cash flows reflect periods beyond those of the current contracts in place.  The expected cash flows were discounted based on a rate that reflects the perceived risk of the CCR, the estimated weighted average cost of capital and SMC's asset mix. The Company is amortizing the CCR's over a seven year weighted average life given the long standing relationships SMC had with Verizon and SMECO. The Company reviewed the CCR's for impairment during the fourth quarter and determined no impairment was required.

Trade Name - The fair value of the SMC Trade Name was estimated using a relief-from-royalty methodology.  The Company has determined that the useful life of the Trade Name is indefinite since it is expected to contribute directly to future cash flows in perpetuity.  The Company has also considered the effects of demand and competition including its customer base.  While SMC is not a nationally recognized Trade Name, it is a regionally recognized name in Maryland and the mid-Atlantic region.

The Company, using the relief-from-royalty method described above, tests the Trade Name for impairment annually in its fiscal fourth quarter and on an interim basis if events or changes in circumstances between annual tests indicate the Trade Name might be impaired. Based on the annual impairment test, no impairment was recorded.

Income Taxes - The Company files a consolidated federal income tax return.  Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of its assets and liabilities.

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

Fair value of Financial Instruments - The carrying amount of certain of the Company's financial instruments, including investments, accounts receivable and accounts payable, approximates fair value due to the relatively short maturity of such instruments.  The Company's variable rate long-term debt approximates fair value.

Credit Risk- Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable, cash and investments.

AI's three largest customers, Verizon Communications, Southern Maryland Electric Cooperative and General Dynamics, accounted for 19%, 26%, and 51%, respectively of consolidated net sales for the year ended January 31, 2004. The Company generally does not require collateral and does not believe that it is exposed to significant credit risk due to the credit worthiness of its customers.

The Company typically has had cash or short-term financial instruments on deposit in a bank in excess of federally insured limits.

Income Per Share - (Loss) income per share is computed by dividing loss from continuing operations, income (loss) from discontinued operations and net income (loss) by the weighted average number of common shares outstanding for the period. Outstanding stock options and warrants were anti-dilutive during the years ended January 31, 2004 and 2003, respectively, due to the Company's loss from continuing operations.

Stock Option Plans - For the year ended January 31, 2004, $5,000 in stock-based compensation cost is reflected in net income for stock options whose vesting date was accelerated and which were exercised.  All remaining option grants have an exercise price equal to or greater than the market value of the underlying common stock on the date of grant; consequently no cost was reflected in net income for the year ended January 31, 2004.

The Pro Forma disclosures required by SFAS No. 148 are reflected below:

Pro Forma Disclosures
For the years Ended January 31

2004

Net loss, as reported	($597,000)
Add: Stock based compensation recorded
in the financial statements	5,000
Deduct: Total stock-based employee
compensation expense determined under fair
value based methods	(145,000)

Pro forma net loss	($737,000)

Basic and diluted loss per share:
Basic and diluted – as reported	($0.41)

Basic and diluted – pro forma	($0.50)

Weighted average fair value of options
granted	$3.58

Risk-free interest rate	3.28%

Expected volatility	60%

Expected life	10 years

Dividend yield	0%

The Company continues to apply APB Opinion No. 25 and related interpretations to its stock based compensation awards.  The fair value of the options granted in fiscal 2004 and 2003 have been estimated at the date of grant using the Black-Scholes option-pricing model.  Option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options.

Prior to the year ended January 31, 2004, stock options issued did not have a material effect on the Company's pro forma net income and earnings per share.

NOTE 2 - ACQUISITION OF SOUTHERN MARYLAND CABLE, INC.

On July 17, 2003, the Company acquired all of the common stock of SMC, a provider of telecommunications and other infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers, as well as electric utilities. The Company's purchase of SMC was focused on acquiring long-standing customer relationships and the well established reputation in a strategic geographic area, which supported the premium paid over the fair value of the tangible assets.

The results of operations of the acquired company are included in the consolidated results of the Company from July 17, 2003, the date of the acquisition.  The estimated purchase price was approximately $4 million in cash, plus the assumption of approximately $971,000 in debt.  The purchase price was also based on SMC achieving a pro forma net worth of $950,000 as of the July 17, 2003 acquisition date.  Subsequent to January 31, 2004, it was determined that SMC did not have the minimum contractual pro forma net worth; accordingly, the purchase price was reduced by $214,000, the amount of the shortfall, and released from escrow to Argan. The Company also leases the SMC headquarters at an annual rent of $75,000 from the former owners of SMC.  The lease term is through January, 2006.

The Company acquired SMC as part of its acquisition strategy.  SMC was viewed as an attractive business because of its highly trained workforce, strong reputation and long standing customer relationships.  In addition, SMC presented a strategic value because of its recent growth in the area of inside plant premise wiring.  The Company also identified several areas where significant cost savings could be realized. The aforementioned strategic strengths of SMC supported the premium paid over fair value of tangible assets.

The Company accounted for the acquisition of SMC using the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed  is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets include $1,600,000 and $680,000 allocated to Contractual Customer Relationships ("CCR") and Trade Name, respectively, and $1,680,000 to Goodwill.  The Company is amortizing the CCR over a weighted average life of seven years. Amortization expense has been recorded since July 17, 2003 (the date of acquisition). As of January 31, 2004, accumulated amortization was $124,000. The Trade Name was determined to have an indefinite useful life and is not being amortized.

The unaudited pro forma statements of operations does not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition had occurred on February 1, 2002, or that may be obtained in the future. The pro forma presentation also excludes the discontinued operations of PI.  SMC previously reported its results of operations using a calendar year-end.  No material events occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma statements of operations. The number of shares outstanding used in calculating pro forma earnings per share assume that the private offering discussed in Note 5 was consummated at February 1, 2002.

	Year Ended
	January 31

Pro Forma Statement of Operations	2004	2003

Net sales	$ 11,057,000	$ 8,808,000
Cost of goods sold	8,484,000	6,939,000

Gross profit	2,573,000	1,869,000
Selling, general and
administrative expenses	2,654,000	1,697,000

(Loss) income from
continuing operations	(81,000)	172,000
Other expense	(2,000)	(73,000)

(Loss) income from continuing operations
before income taxes	(83,000)	99,000
Income tax (benefit) provision	(33,000)	39,000

(Loss) income from continuing operations	$ (50,000)	$ 60,000

(Loss) income per share	($ 0.03)	$ 0.03
Weighted average shares
outstanding	1,803,000	1,798,000

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2004:
		Estimated
		Useful Lives

Leasehold improvements	$184,000	5 to 20 years
Machinery and equipment	1,079,000	5 to 7 years
Trucks	823,000	5 to 7 years

	2,086,000

Less accumulated depreciation	(173,000)

Property and equipment, net	$1,913,000

Depreciation expense for the fiscal year ended January 31, 2004 amounted to $173,000.

NOTE 4 - DEBT

In August, 2003, the Company entered into a financing arrangement with Bank of America ("Bank") aggregating $2,950,000 in available financing in two tranches - a revolving line of credit with $1,750,000 in availability, expiring July 31, 2004 and bearing interest at LIBOR plus 2.75%, and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%.  The proceeds from the term note were used to pay off the SMC lines of credit and for working capital.  As of January 31, 2004, the Company had $1,000,000 outstanding under the term note.  AI has not drawn on the revolving line of credit.

The financing arrangement contains financial as well as nonfinancial covenants including the ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization of 2.5 to 1; liabilities to tangible net worth of 1.5 to 1; fixed charge coverage ratio of 1.25 to 1; as well as requirements for bank consent for acquisitions and divestitures.  The Company pledged the majority of the Company's assets to secure the financing arrangement. At January 31, 2004, the Company was not in compliance with the fixed charge coverage ratio and received a waiver from the Bank with respect to the breach of the covenant.  The Company is in discussions with the Bank to either adjust the ratio or to establish a new financial measurement.  Subsequent to October 31, 2003, because of the disposition of PI, the Company deposited $300,000 as additional collateral in a restricted cash account with the Bank. The Company does not expect to be in compliance with the Bank debt covenants at April 30, 2004, accordingly, the Company has classified the entire term note as current.

Information regarding the three year term note as of January 31, 2004 is included in the table below:

Long-term debt: current	$1,000,000
Weighted average interest rate
at January 31, 2004	4.35%

Weighted average borrowing
outstanding throughout the
fiscal year	$1,100,000

Weighted average interest rate
during the fiscal year	4.30%

Maximum outstanding during the
year	$1,200,000

Principal paid during the
fiscal year	$200,000

Minimum repayments of principal on the term notes are as follows for the fiscal year ending January 31:

2005	$400,000
2006	400,000
2007	200,000

TOTAL	$1,000,000

The Company has also separately financed vehicles and machinery which will be substantially repaid over the next 24 months with a weighted average interest rate of 6.67% at January 31, 2004.  Information regarding these loans is included in the table below:

Long-term debt	$201,000
Less: Current portion	92,000

Long-term debt excluding
current portion	$109,000

NOTE 5 - PRIVATE OFFERING OF COMMON STOCK

On April 29, 2003, the Company completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share.  The proceeds of the private offering were approximately $10,107,000 prior to giving effect to offering costs of $472,000 and 230,000 warrants, issued in connection with the private placement.  A portion of the net proceeds of the private placement was used in the acquisition of SMC and in final payment of the Company's credit facility with U.S. Bancorp. The remaining net proceeds are expected to be used for acquisitions in growth-oriented industries and for working capital.  The private offering was approved by shareholder vote on April 15, 2003.

NOTE 6 - STOCK BASED COMPENSATION

The Company established a stock option plan (the "Plan") in August 2001, pursuant to which the Company's Board of Directors (the "Board") may grant stock options to officers, directors and key employees.  The Plan, was amended in April 2003 to authorize the grant of options for up to 250,000 shares of common stock.

Under a previous plan, the Company had issued stock options to certain officers, directors and key employees to purchase shares of its Common Stock within prescribed periods at prices that varied between $3.75 to $12.15 per share. This plan was terminated upon the consummation of the August 2001 Incentive Stock Option Plan. As of January 31, 2004, there were options for 4,000 shares of common stock outstanding under the previous plan all of which are exercisable.

Stock options granted may be "Incentive Stock Options" ("ISOs") or "Nonqualified Stock Options" ("NSOs").  ISOs have an exercise price at least equal to the stock's fair market value at the date of grant, a ten-year term and vest and become fully exercisable one year from the date of grant.  NSOs may be granted at an exercise price other than the stock's fair market value at the date of grant have a ten-year term and vest and become fully exercisable as determined by the Board.

During fiscal 2004, the Board granted 20,000 ISOs and 30,000 NSOs to employees and Directors.  The ISOs and NSOs were granted at $7.90 per share.

During fiscal 2003, the Board granted 10,000 ISO's to employees at an exercise price of $5.70 per share.

Stock option activity is as follows:

	No. of	Average
	Options	Exercise Price

Balance at January 31, 2002	13,000	$10.96
Granted	10,000	$5.70
Exercised	-	-
Forfeited	(5,000)

Balance at January 31, 2003	18,000	$7.77
Granted	50,000	$7.90
Exercised	(5,000)	$5.47
Forfeited	(9,000)	$7.98

Balance at January 31, 2004	54,000	$8.04

At January 31, 2004, the range of exercise prices, the number of options outstanding and the weighted average remaining contractual life of these options are as follows:

Exercise	No. of	Weighted Average
Price	Options	Remaining Life

$5.70	2,000	8.3
$7.90	43,000	9.6
$7.90	5,000	9.8
$11.25	4,000	1.0

	54,000	8.9

At January 31, 2004 and 2003, 6,000 and 8,000 options, respectively, options were exercisable.

In connection with the Company's private placement in April 2003, the Company issued warrants to purchase 230,000 shares of the Company's common stock at a strike price of $7.75 with a ten year term.  180,000 of the warrants were granted to three individuals who became the executive officers of the Company upon completion of the offering.  In addition, MSR Advisors, Inc. ("MSR") received warrants to purchase 50,000 shares of the Company's common stock.  A director of the Company is the Chief Executive Officer of MSR. The fair value of the warrants of $849,000 was recognized as offering costs.  All warrants are exercisable.

At January 31, 2004, there were 479,000 shares of the Company's common stock reserved for issuance upon exercise of stock options and warrants.

NOTE 7 - INCOME TAXES

Income tax (benefit) expense related to continuing operations for the year ended January 31, 2004 is as follows:

Current:
Federal	$-
State	31,000

$31,000

Deferred:
Federal	(268,000)
State	(52,000)

(320,000)

Total tax benefit	($289,000)

The actual income tax benefit for the year ended January 31, 2004 differs from the "expected" tax computed by applying the U.S. Federal corporate income tax rate of 34% to income from continuing operations before income tax as follows:

Computed “expected” tax benefit	($106,000)
Increase (decrease) resulting from:
State income taxes, net	17,000
Permanent differences	4,000
Net operating loss of discontinued operations(a)	(187,000)
Other	(17,000)

($289,000)

(a)  The fiscal 2004 loss from operations generated by Puroflow prior to its disposition is included in (loss) income from discontinued operations for financial reporting purposes, however, such loss is included in Argan's consolidated taxable income (loss) for income tax reporting purposes.

The tax effects of temporary differences for continuing operations that give rise to deferred tax assets and liabilities at January 31, 2004 are as follows:

Assets:
Accrued bonus	$58,000
Net operating loss	187,000

245,000

Liabilities:
SMC cash to accrual adjustment	246,000
Property and equipment	412,000
Purchased intangibles	832,000
Other	7,000

1,497,000

Net deferred tax liabilities	$1,252,000

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company and its subsidiary has entered into various non-cancelable operating leases for facilities, machinery, equipment and trucks.  Total rent expense for all operating leases was approximately $75,000 for the year ended January 31, 2004.  The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2004:

2005	$147,000
2006	137,000
2007	23,000

$307,000

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company's management, based on information available at this time, that none of the current claims and proceedings will have a material effect on the Company's consolidated financial statements.

NOTE 9 - DEFINED CONTRIBUTION PLAN

The Company has 401-(k) Savings Plans covering all of its employees, whereby the Company makes discretionary contributions for its eligible employees.  The Company's expense for these defined contribution plans totaled $15,000 for the year ended January 31, 2004.  Of the Company's expense, $8,000 was attributable to SMC for the period since acquisition, July 17, 2003.  In addition, with the sale of PI, most of the employees of the Company's historical operations are no longer participants in the Savings Plan.

NOTE 10 - DISCONTINUED OPERATIONS

Part A - Sale of PI and Restatement of Financial Statements

On October 31, 2003, AI, as part of its plan to reallocate its capital to its acquisition program, sold PI to WFC.  The sales price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow for one year to indemnify WFC from any damages resulting from a breach of representation and warranties under the Stock Purchase Agreement.  AI recognized a gain on sale of approximately $167,000, net of income taxes of $506,000.  The Company utilized net operating losses to offset the gain on sale and thus, has no current tax liability.  The $506,000 is the amount of the deferred tax assets related to PI which has been sold.  In accordance with SFAS No. 144 "Accounting for the impairment or disposal of Long-Lived Assets," the Company classified the operating results of PI as discontinued operations in the accompanying statements of operations.

The results of the discontinued operations which are included in the Consolidated statement of operations for the year ended January 31, 2004 and 2003, are as follows:

	Year Ended
	January 31,

	2004	2003

Net sales	$5,050,000	$6,834,000
Cost of goods sold	3,834,000	4,750,000

Gross profit	1,216,000	2,084,000
Selling, general and administrative expenses	1,701,000	1,742,000

Operating (loss) income from discontinued operations	(485,000)	342,000
Other (expense) income	(11,000)	31,000

(Loss) income from discontinued operations
before income taxes	(496,000)	373,000
Income tax expense	245,000	30,000
Gain from discontinued operations, net of
income tax expense of $506,000	167,000	-

(Loss) income from discontinued operations	$(574,000)	$343,000

The Company has restated its previously issued financial statements to reflect, as discontinued operations, its wholly owned subsidiary, PI.  Because of the reclassification of PI as discontinued operations, the Company was required to retroactively restate its financial statements for the year ended January 31, 2003 according to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

The assets and liabilities of PI (reported as Current Assets of Discontinued Operations, Noncurrent Assets of Discontinued Operations, Current Liabilities of Discontinued Operations and Long-term Liabilities of Discontinued Operations in the accompanying financial statements) at January 31, 2003 were as follows:

CURRENT ASSETS OF DISCONTINUED OPERATIONS
Cash	$265,000
Accounts receivable	1,160,000
Deferred tax benefit, current	145,000
Inventories	1,655,000
Prepaid expenses and deposits	97,000

3,322,000
NONCURRENT ASSETS OF DISCONTINUED
OPERATIONS PROPERTY AND EQUIPMENT
Leasehold improvements	291,000
Machinery and equipment	3,706,000
Tooling and dies	401,000

4,398,000
Accumulated depreciation and amortization	(3,730,000)

Net property, plant and equipment	668,000

Deferred Tax Benefit	590,000
Other Assets	30,000

1,288,000

TOTAL ASSETS OF DISCONTINUED OPERATIONS	$4,610,000

CURRENT LIABILITIES OF DISCONTINUED
OPERATIONS
Line of credit	$120,000
Notes payable, current	62,000
Current portion of capital lease	7,000
Accounts payable	327,000
Accrued expenses	177,000

693,000

LONG TERM LIABILITIES OF DISCONTINUED
OPERATIONS	145,000

TOTAL LIABILITIES OF DISCONTINUED OPERATIONS	$838,000

Part B - Notes to Financial Statements of Discontinued Operations

INVENTORIES OF DISCONTINUED OPERATIONS

Inventories are stated at the lower of cost of market on a first-in, first-out basis (FIFO), and consist of the following items:

January 31,
2003
Raw materials and purchased parts	$1,054,000
Work in progress	240,000
Finished goods	361,000

Total	$1,655,000

PROPERTY, PLANT AND EQUIPMENT OF DISCONTINUED OPERATIONS

Property, plant and equipment is stated at cost. Depreciation and amortization of property and equipment is computed using the straight-line method based upon the estimated useful lives of the assets, except for leasehold improvements which are amortized over the shorter of the life of the lease or the improvements. Depreciation and amortization was $183,000 for the year ended January 31, 2003.  The estimated useful lives are as follows:

Classification	Life
Machinery and equipment	5-15 years
Tooling and dies	5 years
Leasehold improvements	5 years

RESEARCH AND DEVELOPMENT EXPENSES OF DISCONTINUED OPERATIONS

Research and development expenditures are expensed as incurred and are approximately as follows for the year ended January 31:

2004	2003
$ 78,000	$ 131,000

SEGMENT REPORTING OF DISCONTINUED OPERATIONS

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

PI's two reportable segments were aerospace filter manufacturing and air bag filter manufacturing.  PI manufactured both lines of filters at a single manufacturing facility utilizing in common PI's employees, physical plant and sales force.  Puroflow manufactured and sold a broad range of filtration products for original equipment manufacturers, military users, government direct, automotive and aviation aftermarket users, as well as a number of commercial and industrial applications.

PI's reportable segments were primarily two categories of products sold to different customers.  The respective segments had common use of PI's manufacturing employees and facilities, as well as selling and administrative employees.  The segments accounted for the respective businesses using the same accounting policies used in the consolidated financial statements.  Financial information concerning PI's reportable segments is shown in the following tables.

	YEAR ENDED
	January 31, 2004

	Aerospace	Air Bag
	Manufacturing	Manufacturing	Total

External sales	$4,053,000	$997,000	$5,050,000
Cost of goods sold	3,082,000	752,000	3,834,000

Gross profit	$971,000	$245,000	$1,216,000

	YEAR ENDED
	January 31, 2003

	Aerospace	Air Bag
	Manufacturing	Manufacturing	Total

External sales	$ 5,014,000	$1,820,000	$ 6,834,000
Cost of goods sold	3,512,000	1,238,000	4,750,000

Gross profit	$ 1,502,000	$582,000	$ 2,084,000

PI operated out of one manufacturing facility and did not identify commonly used assets and related costs for an individual segment.  In addition, selling, general and administrative costs were not separately captured for each segment.

LINE OF CREDIT OF DISCONTINUED OPERATIONS

During the fiscal year 2003, PI maintained a revolving credit line of $1,000,000 with an interest rate of prime plus 0.25% per annum that was secured by the Company's accounts receivable and inventories and consisted of two revolving credit agreements with one bank. One agreement was a $250,000 term note that was payable over four years and expired in March 2006, and the other was a $750,000 line of credit that expired in June 2003.  The terms of these loan agreements contained certain restrictive covenants, including maintenance of: (i) aggregate net worth (plus subordinated debt, less any intangible assets and less any amount due from shareholders, officers and affiliates of the Company) of not less than $3,500,000; (ii) a ratio of current and non-current liabilities (less subordinated debt) to net worth of not more than 0.50 to 1.00; and (iii) working capital of not less than $2,000,000.  The total outstanding on the credit facility was $317,000 at January 31, 2003. At January 31, 2003 the facility included notes payable of $197,000  and a line of credit of $120,000 respectively.

LONG-TERM DEBT OF DISCONTINUED	January 31,
OPERATIONS	2003

Note payable to a bank bearing interest at prime plus 0.25%
payable in principal monthly payments of $5,000, maturing in
March 2006.	$197,000

Capital lease on a computer system with an imputed rate of
interest of 9.2% with monthly payments of $1,000, maturing in July 2005
17,000

214,000
Less current portion	69,000

Long-term debt	$145,000

Assets under the capital lease totaled $31,000 at January 31, 2003.

Interest paid in cash totaled as follows for the years ended January 31,
2003

$26,000

Assets under the capital lease totaled $31,000 at January 31, 2003.

Interest paid in cash totaled as follows for the years ended January 31,

2003

$26,000

INCOME TAXES OF DISCONTINUED OPERATIONS

The following is a reconciliation of the tax provision, computed by applying the statutory federal income tax rates and the income tax provision per the financial statements for the years ended January 31:

2003

Income tax provision at 34%	$60,000
Other	(32,000)
Benefit of net operating loss carryforwards	(28,000)
State franchise taxes	30,000

Provision for income tax	$30,000

During the year ended January, 31, 2003, PI paid cash income taxes of $4,000. Deferred tax benefits reflect the impact of loss carryforwards and temporary differences between the assets and liabilities recorded for financial reporting purposes and tax purposes. These differences are as follows:

2003

Allowance for doubtful accounts	$15,000
Allowance for inventory obsolescence	129,000
Vacation accrual	34,000
Inventory uniform capitalization	43,000
Loss on disposal of discontinued operations	11,000
Less valuation allowance	(87,000)

Current	$145,000

Tax loss carryforward	$923,000
Depreciation and amortization	(139,000)
Other	(9,000)
Less valuation allowance	(185,000)

Non current	$590,000

Realization of the deferred benefit is contingent upon future taxable earnings.  For the year ending January 31, 2003 the Company reduced its valuation allowance by $51,000.

OPERATING LEASES OF DISCONTINUED OPERATIONS

PI moved into a new facility under a non-cancelable lease agreement commencing December 2001 which expires in March 2012. The lease was assumed by WFC in connection with the sale of PI. Total rental expense under facility leases (including expenses) was $313,000 for the year ending January 31, 2003.

CONCENTRATIONS OF CREDIT RISK

Concentration of sales in PI's three largest customers was $3,985,000 for the year ending January 31, 2003.

Concentration of receivables due from PI's three largest customers was $720,000 for the year ending January 31, 2003.

PI performed credit evaluations and analysis of amounts due from its customers; however, PI did not require collateral. Credit losses had been within management's expectations and an estimate of uncollectible accounts had been provided for in the financial statements.

PI was dependent on one supplier for the majority of its material needs for automotive airbag filter production.

CASH IN BANK

At January 31, 2003, PI had cash in a bank in excess of federally insured limits of approximately $255,000.

RETIREMENT PLAN

PI had a defined contribution 401(k) covering all employees who had completed one year of service. PI made "matching" contributions of 10% of the participant's deferral amount, limited to 5% of the participant's eligible compensation for the year.

PI made discretionary contributions to the plan based upon participant compensation and net profits.  During the year ended January 31, 2003, PI contributed $8,746 to the Plan. PI's maximum contribution is limited to ½ of 1% of the employee's compensation.

DISCONTINUED OPERATIONS - QUALITY CONTROLLED CLEANING

As of January 31, 2002, PI elected to shut down its Quality Controlled Cleaning Corporation (QCCC) and all operations were reclassified under loss from discontinued operations in fiscal years 2001 and 2002.  PI provided for its estimated loss on the Quality Controlled Cleaning division during the phase-out period ended during fiscal year 2003.  PI accrued $340,000 during fiscal 2002 for the capture of all phase-out costs including inventory, capital expenditures and operating charges.  During fiscal 2003, $142,000 were captured against the accrual and $25,000 remained accrued for anticipated charges in fiscal 2004.  The remaining $173,000 was recorded as a recovery of excess accrual for disposal of segment on the Consolidated Statement of Operations.

QCCC had no revenues or expenses during the year ended January 31, 2003.

At January 31, 2003 the balance sheet of the discontinued operation includes an accrual of $25,000 which approximates the remaining outstanding charges expected during fiscal 2004 related to the shutdown of QCCC.

At January 31, 2003 the balance sheet of the discontinued operation includes assets for discontinued operations of approximately $30,000 which approximates the net realizable value of accounts receivable and inventories less the estimated loss expected during the phase out period.

ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.      CONTROLS AND PROCEDURES.

The Company, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of the end of the period covered by this Annual Report on Form 10-KSB.  Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer each concluded that the Company's disclosure controls and procedures are effective in providing reasonable assurance that information required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.  The Chief Executive Officer and Chief Financial Officer of the Company have provided the Certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2.

PART III

ITEM 9.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

We have adopted a Code of Ethics applicable to our principal executive officer and our principal financial and accounting officer and executive vice president, a copy of which is filed as an exhibit to this Form 10-KSB and which is posted on our website at www.arganinc.net.  A copy of the Code of Ethics may also be obtained without charge by writing to Mr. Haywood Miller, Executive Vice President and Secretary, Argan, Inc., One Church Street, Suite 302, Rockville, Maryland  20850.

The remaining information required under this item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report.

ITEM 10.      EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)              EXHIBITS

                                    INDEX TO EXHIBITS

This index is filed in response to Item 13 and the following documents are filed as Exhibits in response to Item 13 as required by Item 601 of Regulation S-B.

Exhibit	Description
No.

3.1	Certificate of Incorporation, as amended
3.2	Bylaws [1]
10.3	1991 Key Employee Incentive Stock Option Plan [1]
10.4	Form of Stock Option Agreement under the 1991 Key Employee Incentive Stock Option Plan [1]
10.5	Form of Directors Stock Option Agreement dated February 14, 1991[1]
10.6	2001 Incentive Stock Option Plan [2]
10.7	Financing and Security Agreement dated as of August 19, 2003 among Puroflow Incorporated,
Southern Maryland Cable, Inc. and Bank of America, N.A.[3]
10.8	First Amendment to Financing and Security Agreement dated as of February 27, 2004
10.9	Form of Subscription Agreement, dated as of April 29, 2003, by and among the Company and
Investors in the April 29, 2003 private placement[4]
10.10	Registration Rights Agreement, dated as of April 29, 2003, by and among the Company and the
Investors in the April 29, 2003 private placement[4]
10.11	Form of Common Stock Purchase Warrant dated April 29, 2004.
14.1	Code of Ethics
21	Subsidiaries of the Company
23	Consent of Ernst & Young LLP
23.1	Consent of Rose, Snyder & Jacobs, a Corporation of Certified Public Accountants
31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002

__________________

1      Incorporated by reference to the Company's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 15, 1991, (Registration No. 33-43228).

2      Incorporated by reference to the Company's Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on August 6, 2001.

3      Incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on December 12, 2003.

4      Incorporated by reference to the Company's Form S-3/A filed with the Securities and Exchange Commission on January 29, 2004.

(b)                REPORTS ON FORM 8-K

In a report on Form 8-K/A dated July 17, 2003, filed on January 27, 2004, the Company amended previously filed pro forma financial information reported under Item 7, Financial Statements, Pro Forma Information and Exhibits.  The Company reclassified inventory reserves of $250,000 from other income to cost of goods sold and also eliminated the results of discontinued operations.

In a report on Form 8-K dated October 31, 2003, filed November 14, 2003, the Company reported under Item 2, "Acquisition" or "Disposition of Assets" the sale, in a cash transaction, of its subsidiary, Puroflow Incorporated to Western Filter Corporation (WFC). The sale price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow for one year to indemnify WFC from any breach of representations and warranties under the Stock Purchase Agreement.

In a report on Form 8-K dated January 27, 2004, the Company reported under Item 5, "Other Events" to conform the presentation of information in the Company's Form 10-KSB for its fiscal year ended January 31, 2003 with the presentation reported in the 2003 Third Quarter Report reflecting the Company's former manufacturing subsidiary Puroflow Incorporated, as a discontinued operation.  The restatement was also in connection with the Company's Registration Statement on Form S-3.  Conforming changes were also made to Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

In a report on Form 8-K/A dated January 27, 2004, the Company reported under Item 5. "Other Events" to conform the Company's statement regarding its controls and procedures to the disclosures required by applicable law.

In a report on Form 8-K/A dated March 15, 2004, the Company amended its Form 8-K dated October 23, 2003, that was filed on November 14, 2003 reported under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" the correction of an error in the calculation and classification of the deferred tax liability associated with the intangible assets recorded in the purchase accounting of its acquisition of Southern Maryland Cable, Inc.

In a report on Form 8-K/A dated March 15, 2004, the Company amended its Form 8-K dated July 17, 2003, that was filed on July 29, 2003, was amended by a Current Report on Form 8K/A on September 24, 2003 and was further amended by a Current Report on Form 8-K/A on January 27, 2004. The purpose of the amendment was to report under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" the correction of an error in the calculation and classification of the deferred tax liability associated with the intangible assets recorded in the purchase accounting of its acquisition of Southern Maryland Cable, Inc.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Information required under this item is incorporated by reference to the Company's Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report.

                                                                            SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

By:   /s/ Rainer H. Bosselmann
__________________________________________                 April 26, 2004
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer
Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name		Title	Date

/s/	Rainer H. Bosselmann	Chairman of the Board	April 26, 2004
and Chief Executive Officer
Rainer H. Bosselmann		(Principal Executive Officer)

/s/	Arthur F. Trudel	Senior Vice President	April 26, 2004
and Chief Financial Officer
Arthur F. Trudel		(Principal Accounting and Financial Officer)

/s/	DeSoto S. Jordan	Director	April 26, 2004

DeSoto S. Jordan

		Director	April ___, 2004

Daniel A. Levinson

/s/	T. Kent Pugmire	Director	April 26, 2004

T. Kent Pugmire

/s/	James W. Quinn	Director	April 26, 2004

James W. Quinn

/s/	Peter L. Winslow	Director	April 26, 2004

Peter L. Winslow

		Director	April ___, 2004

W. G. Champion Mitchell