Form 10QSB
period 2004-04-30
ARGAN INC
filed 2004-06-10
CIK 100591

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004   COMMISSION FILE NUMBER 001-31756
--------------------------------------------------------------------------------


                                   ARGAN, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)
                         Formerly Puroflow Incorporated


                   DELAWARE                                13-1947195
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation  (IRS Employer identification No.)
              or organization)


ONE CHURCH STREET, SUITE 302, ROCKVILLE MD                   20850
--------------------------------------------------------------------------------
 (Address of principal executive offices)                  (ZIP Code)


         Issuer's telephone number, including area code: (301) 315-0027

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|   No [ ]

           Securities registered pursuant to Section 12(b) of the Act:


           Common Stock                             Shares outstanding
   COMMON STOCK, $.15 PAR VALUE                1,803,000 AS OF JUNE 9, 2004
--------------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check One):    Yes [ ]   No |X|

                                   ARGAN, INC.


                                      INDEX


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION................................................3

Item 1.  Financial Statements.................................................3

Condensed Consolidated Balance Sheets - April 30, 2004 and January 31, 2004...3

Condensed Consolidated Statements of Operations for the Three Months
            Ended April 30, 2004 and 2003.....................................4

Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended April 30, 2004 and 2003.....................................5

Notes to Condensed Consolidated Financial Statements..........................6

Item 2.  Management's Discussion and Analysis or Plan of Operation...........10

Item 3.  Controls and Procedures.............................................18

PART II.  OTHER INFORMATION..................................................19

Item 1.  Legal Proceedings...................................................19

Item 2.  Changes in Securities, and Small Business Issuer Purchases of
         Equity Securities...................................................19

Item 3.  Defaults upon Senior Securities.....................................19

Item 4.  Submission of matters to a vote of security holders.................19

Item 5.  Other Information...................................................19

Item 6.  Exhibits and Reports on Form 8-K....................................19

SIGNATURES...................................................................21




================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   ARGAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                    April 30,       January 31,
                                                                      2004             2004
                                                                  ============     ============
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                     $  2,173,000     $  5,212,000
    Investments                                                      5,500,000        3,000,000
    Accounts receivable                                                883,000        1,523,000
    Escrowed cash                                                      602,000          601,000
    Estimated earnings in excess of billings                           504,000          514,000
    Prepaid expenses and other current assets                          261,000          150,000
                                                                  ------------     ------------
TOTAL CURRENT ASSETS                                                 9,923,000       11,000,000
                                                                  ------------     ------------

Property and equipment, net                                          1,838,000        1,913,000
Contractual customer relationships, net                              1,419,000        1,476,000
Trade name                                                             680,000          680,000
Goodwill                                                             1,680,000        1,680,000
                                                                  ------------     ------------
TOTAL ASSETS                                                      $ 15,540,000     $ 16,749,000
                                                                  ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                              $    502,000     $    918,000
    Billings in excess of estimated earnings                            30,000           20,000
    Accrued expenses                                                   382,000          488,000
    Deferred income tax liability, net                                 204,000          188,000
    Current portion of long-term debt                                  990,000        1,092,000
                                                                  ------------     ------------
TOTAL CURRENT LIABILITIES                                            2,108,000        2,706,000
                                                                  ------------     ------------

Deferred income tax liability, net of current portion                  826,000        1,064,000
Long-term debt                                                          88,000          109,000

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share -
           500,000 shares authorized- issued - none
   Common stock, par value $.15 per share -
           12,000,000 shares authorized -1,806,046 shares
           issued at April 30, 2004 and January 31, 2004 and
           1,802,813 shares outstanding at April 30, 2004 and
           January 31, 2004                                            270,000          270,000
   Warrants outstanding                                                849,000          849,000
   Additional paid-in capital                                       14,121,000       14,121,000
   Accumulated deficit                                              (2,689,000)      (2,337,000)
   Treasury stock at cost:
           3,233 shares at April 30, 2004 and January 31, 2004         (33,000)         (33,000)
                                                                  ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                          12,518,000       12,870,000
                                                                  ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 15,540,000     $ 16,749,000
                                                                  ============     ============

                             See accompanying notes.

                                   ARGAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED APRIL 30,
                                                               2004            2003
                                                           ===========     ===========
Net sales                                                  $ 1,807,000     $        --
Cost of goods sold                                           1,608,000              --
                                                           -----------     -----------
     Gross profit                                              199,000              --

Selling, general and administrative expenses                   791,000          57,000
                                                           -----------     -----------
     Loss from operations                                     (592,000)        (57,000)

Interest expense                                                 7,000              --
Other income                                                   (29,000)             --
                                                           -----------     -----------
    Loss from continuing operations before income taxes       (570,000)        (57,000)
Income tax benefit                                            (218,000)             --
                                                           -----------     -----------
Loss from continuing operations                               (352,000)        (57,000)
                                                           -----------     -----------
Income from discontinued operations, net of income tax
           provision of $17,000                                     --          83,000
                                                           -----------     -----------
Net (loss) income                                          $  (352,000)    $    26,000
                                                           ===========     ===========
Basic and diluted (loss) income per share:
   Continuing operations                                   $     (0.20)    $     (0.11)
                                                           ===========     ===========
   Discontinued operations                                          --     $      0.16
                                                           ===========     ===========
   Net (loss) income                                       $     (0.20)    $      0.05
                                                           ===========     ===========

Weighted average number of shares outstanding                1,803,000         524,000
                                                           ===========     ===========

                            See accompanying notes.

                                   ARGAN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED
                                                                                 APRIL 30,
                                                                          2004              2003
                                                                      ============     ============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income                                                     $   (352,000)    $     26,000
Adjustments to reconcile net (loss) income to net cash (used in)
             provided by operating activities:
     Depreciation and amortization                                         156,000               --
     Deferred income taxes                                                (222,000)              --
Changes in operating assets and liabilities:
     Accounts receivable                                                   640,000               --
     Estimated earnings in excess of billings                               10,000               --
     Prepaid expenses and other current assets                            (117,000)          (6,000)
     Accounts payable and accrued expenses                                (522,000)              --
     Billings in excess of estimated earnings                                8,000               --
     Non-cash charges and working capital changes of discontinued
          Operations                                                            --          102,000
                                                                      ------------     ------------
               Net cash (used in) provided by operating activities        (394,000)         122,000
                                                                      ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                           (19,500,000)              --
     Redemptions of investments                                         17,000,000               --
     Purchases of property and equipment                                   (22,000)              --
     Investing activities of discontinued operations                            --          (53,000)
                                                                      ------------     ------------
          Net cash used in investing activities                         (2,522,000)         (53,000)
                                                                      ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from private placement  of common stock,
             net of offering costs                                              --     $ 10,059,000
     Principal payments on credit lines                                   (123,000)              --
     Financing activities of discontinued operations                            --          (69,000)
                                                                      ------------     ------------
               Net cash used in financing activities                      (123,000)       9,990,000
                                                                      ------------     ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         5,212,000               --

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                    (3,039,000)      10,059,000
                                                                      ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  2,173,000     $ 10,059,000
                                                                      ============     ============

                            See accompanying notes.

                                   ARGAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

AI was organized as a Delaware corporation in May 1961. On October 23, 2003, our shareholders approved a plan providing for the internal restructuring of the Company whereby AI became a holding company and its operating assets and liabilities relating to its former Puroflow business were transferred to a newly-formed, wholly owned subsidiary. The subsidiary then changed its name to "Puroflow Incorporated" (PI) and AI changed its name from Puroflow Incorporated to "Argan, Inc." At the time of the transfer, SMC was the other wholly owned operating subsidiary.

On October 31, 2003, the Company completed the sale of PI to Western Filter Corporation (WFC) for approximately $3.5 million in cash of which $300,000 is being held in escrow for one year to indemnify WFC from any damages resulting from the breach of representations and warranties under the Stock Purchase Agreement.

After the disposition of PI, the Company operates in one reportable segment.

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of April 30, 2004 and the condensed consolidated statements of operations and cash flows for the three months ended April 30, 2004 and 2003, respectively, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2004 and the results of its operations and its cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the year ended January 31, 2004, together with the auditors' report, included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets," the Company classified the operating results of PI as discontinued operations in the accompanying financial statements.

NOTE  2 -  SIGNIFICANT ACCOUNTING POLICIES

Income Per Share - (Loss) income per share is computed by dividing (loss) income from continuing operations, income from discontinued operations and net (loss) income by the weighted average number of common shares outstanding for the period. Outstanding stock options and warrants were anti-dilutive during the three months ended April 30, 2004 and 2003 due to the Company's loss from continuing operations.

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

The Pro Forma disclosures required by Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation" are reflected below:

                              PRO FORMA DISCLOSURES
                         FOR THE THREE MONTHS APRIL 30,

                                                                         2004
                                                                      ---------
Net loss, as reported                                                 $(352,000)
Add: Stock based compensation recorded in the financial statements           --
Deduct: Total stock-based employee compensation expense
        determined under fair value based methods                       (18,000)
                                                                      ---------
Pro forma net loss                                                    $(370,000)
                                                                      =========
Basic and diluted per share:
Basic and diluted - as reported                                       $   (0.20)
                                                                      =========
Basic and diluted - pro forma                                         $   (0.21)
                                                                      =========

During the three months ended April 30, 2003, stock options issued did not have a material effect.

NOTE 3- ACQUISITION OF SOUTHERN MARYLAND CABLE, INC.

On July 17, 2003, the Company acquired all of the common stock of SMC, a provider of telecommunications and other infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers, as well as electric utilities. The Company's purchase of SMC was focused on acquiring SMC's long-standing customer relationships and its well established reputation in a strategic geographic area, which supported the premium paid over the fair value of the tangible assets.

The results of operations of the acquired company are included in the consolidated results of the Company from July 17, 2003, the date of the acquisition. The estimated purchase price was approximately $3.8 million in cash, plus the assumption of approximately $971,000 in debt. The Company also leases the SMC headquarters at an annual rent of $75,000 from the former owners of SMC. The lease term is through January, 2006.

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

The Company accounted for the acquisition of SMC using the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets included $1,600,000 and $680,000 allocated to Contractual Customer Relationships ("CCR") and Trade Name, respectively, and $1,680,000 to Goodwill. The Company is amortizing the CCR over a weighted average life of seven years. Amortization expense has been recorded since July 17, 2003 (the date of acquisition). As of April 30, 2004, accumulated amortization was $181,000. The Trade Name was determined to have an indefinite useful life and is not being amortized.

The following unaudited pro forma statement of operation of SMC and continuing operations of AI does not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition had occurred on February 1, 2003, or that may be obtained in the future. The pro forma presentation also excludes the discontinued operations of PI. SMC previously reported its results of operations using a calendar year-end. No material events occurred subsequent to this reporting period that would require adjustment to our unaudited pro forma statement of operations. The number of shares outstanding used in calculating pro forma earnings per share assume that the private offering discussed in Note 6 was consummated at February 1, 2003.

                                                    Three Months Ended
                                                      April 30, 2003
                                                    ------------------
Pro Forma Statement of Operation
Net sales                                               $ 2,458,000
Cost of goods sold                                        1,842,000
                                                        -----------
Gross profit                                                616,000
Selling, general and
  administrative expenses                                   435,000
                                                        -----------
     Income from operations                                 181,000
     Other expense                                           (9,000)
                                                        -----------
Income from continuing operations
    before income taxes                                     172,000
Income tax provision                                         69,000
                                                        -----------
Income from continuing operations                       $   103,000
                                                        -----------
Income  per share
      - basic                                           $      0.06
      - diluted                                         $      0.06
 Weighted average shares
   outstanding
      - basic                                             1,798,000
      - diluted                                           1,800,000

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

The results of the discontinued operations are as follows for the three months ended April 30, 2003.

------------------------------------------------------------------------
        Net sales                                       $ 1,690,000
        Cost of goods sold                                1,132,000
                                                        -----------
        Gross profit                                        558,000
        Selling, general and administrative expenses        451,000
                                                        -----------
        Operating income from discontinued
              operations                                    107,000
        Other expense                                        (7,000)
                                                        -----------
        Income from discontinued operations before
                  income taxes                              100,000
            Income tax expense                               17,000
                                                        -----------
        Income from discontinued operations             $    83,000
                                                        ===========

The Company has restated its previously issued financial statements to reflect, as discontinued operations, the operations of its wholly owned subsidiary, PI. Because of the reclassification of PI as discontinued operations, the Company was required to retroactively restate its financial statements for the three months ended April 30, 2003 according to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

NOTE 5 - DEBT

In August, 2003, the Company entered into a financing arrangement with Bank of America (" Bank") aggregating $2,950,000 in available financing in two tranches
- a revolving line of credit with $1,750,000 in availability, expiring July 31, 2004 and bearing interest at LIBOR plus 2.75%, and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%. The proceeds from the term note were used to payoff the SMC lines of credit and for working capital. As of April 30, 2004 the Company had $900,000 outstanding under the term note. AI has not drawn on the revolving line of credit.

The financing arrangement contains financial as well as nonfinancial covenants including the ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA") of 2.5 to 1, liabilities to tangible net worth of 1.5 to 1, fixed charge coverage ratio of 1.25 to 1, as well as requirements for bank consent for acquisitions and divestitures. The Company pledged the majority of the Company's assets to secure the financing arrangement. At April 30, 2004, the Company was not in compliance with the ratio of debt to EBITDA and the fixed charge coverage ratio. The Company received a waiver from the Bank with respect to the breach of the covenants through October 31, 2004. The Company agreed to additional covenants whereby it would maintain at least $2 million in liquidity, increase the interest rate by 50 basis points to LIBOR plus 3.45% and maintain positive net income during the second and third quarters. The Company reached an agreement with the Bank to extend the financing agreement beyond its current expiration to December 31, 2004. The Company has classified the entire note as current. Subsequent to the sale of PI, the Company deposited $300,000 as additional collateral in a restricted cash account with the Bank.

NOTE 6 - PRIVATE OFFERING OF COMMON STOCK

On April 29, 2003, the Company completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share. The proceeds of the private offering were approximately $10,107,000 prior to giving effect to offering costs of $472,000 and the proceeds which may be derived from 230,000 warrants, issued in connection with the private placement. A portion of the net proceeds of the private placement was used in the acquisition of SMC and in final payment of the Company's credit facility with U.S. Bancorp. The remaining net proceeds are expected to be used for acquisitions in growth-oriented industries and for working capital. The private offering was approved by shareholder vote on April 15, 2003.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to April 30, 2004, the Company entered into a letter of intent with OTC Packaging, Inc. and ProActive Labs, Inc. ("OTC") to acquire all of the common stock of OTC. The consummation of the transaction is contingent upon the completion of the Company's due diligence, the signing of a definitive purchase and sale agreement, approval of both companies' board of directors and other conditions.

Subsequent to April 30, 2004, the Company entered into a letter of intent with Vitarich Laboratories, Inc. (VLI) to acquire all of the common stock of VLI. The consummation of the transaction is contingent upon the completion of the Company's due diligence, the signing of a definitive purchase and the sale agreement, approval of both companies' board of directors and other conditions.

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

On October 31, 2003, we completed the sale of Puroflow Incorporated (our new wholly-owned subsidiary) to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is being held in escrow for one year to indemnify WFC from losses resulting from a breach of the representations and warranties made by us in connection with that sale.

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

We are a holding company with no operations other than our investment in SMC. At April 30, 2004, there were no restrictions with respect to dividends or other payments from SMC to Argan.

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

CRITICAL ACCOUNTING POLICIES

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles. Note 1 contained in the Company's consolidated financial statements for the year ended January 31, 2004 included in the Company's Annual Report contained in Form 10-KSB, as filed with the Securities and Exchange Commission describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to our accounting for revenue recognition, allowance for doubtful accounts, long-lived assets and deferred income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. Estimated earnings in excess of billings and billings in excess of estimated earnings totaled $504,000 and $30,000, respectively, at April 30, 2004.

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

Using the relief-from-royalty method described above, we test the Trade Name for impairment annually in our fiscal fourth quarter and on an interim basis if events or changes in circumstances between annual tests indicate the Trade Name might be impaired. Based on the annual impairment test, no impairment was recorded.

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

At April 30, 2004, we have cumulatively recorded a net operating loss carry forward aggregating $1,044,000 which expires in 2024 and 2025.

SALE OF MANUFACTURING OPERATIONS

On October 31, 2003, as part of our plan to reallocate our capital to our acquisition program, we sold PI to WFC. The sales price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow for one year to indemnify WFC from any damages resulting from a breach of representations and warranties under the Stock Purchase Agreement. We recognized a gain on sale of approximately $167,000, net of income taxes of $506,000. We utilized net operating losses to offset the gain on sale and thus, have no current tax liability in connection with the sale. The $506,000 is the amount of the deferred tax assets at the date of sale related to Puroflow (which has been sold). In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," we classified the operating results of PI as discontinued operations in the accompanying statements of operations.

The results of the discontinued operations are as follows for the three months ended April 30, 2003.

--------------------------------------------------------------------------

        Net sales                                       $ 1,690,000
        Cost of goods sold                                1,132,000
                                                        -----------
        Gross profit                                        558,000
        Selling, general and administrative expenses        451,000
                                                        -----------
        Operating income from discontinued
              operations                                    107,000
        Other expense                                        (7,000)
                                                        -----------
        Income from discontinued operations
              before income taxes                           100,000
           Income tax expense                                17,000
                                                        -----------
        Income from discontinued operations             $    83,000
                                                        ===========

ACQUISITION OF SOUTHERN MARYLAND CABLE, INC.

We are actively pursuing acquisitions in the telecom infrastructure services industry. On July 17, 2003, we acquired all of the common stock of SMC, a provider of telecommunications and other infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers, as well as electric utilities. Our purchase of SMC was focused on acquiring SMC's long-standing customer relationships and its well established reputation in a strategic geographic area, which supported the premium paid over the fair value of the tangible assets.

The results of operations of SMC are included in the consolidated results of the Company from July 17, 2003, the date of the acquisition. The estimated purchase price was approximately $3.8 million in cash, plus the assumption of approximately $971,000 in debt.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED APRIL 30, 2004 COMPARED TO THE THREE MONTHS (PRO FORMA) ENDED APRIL 30, 2003

The following summarizes the actual results of our operations for the three months ended April 30, 2004 compared to the pro forma results for the three months ended April 30, 2003, as if the acquisition of SMC was completed on February 1, 2003. The unaudited pro forma statements of operations do not include the operating results of PI which have been reclassified as discontinued operations in the condensed consolidated statements of operations (See Note 4). The unaudited statements of operations do not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition and disposition had occurred on February 1, 2003, or that may be obtained in the future. SMC previously reported its results of operations using a calendar year-end. No material events occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma results in the pro forma statement of operations.

                                                     THREE MONTHS ENDED
                                                          APRIL 30,
Statements of Operations                            2004            2003
                                                -----------     -----------
                                                                (Pro forma)

Net sales                                       $ 1,807,000     $ 2,458,000
Cost of goods sold                                1,608,000       1,842,000
                                                -----------     -----------
Gross profit                                        199,000         616,000
Selling general and
  administrative expenses                           791,000         435,000
                                                -----------     -----------
    (Loss) income from operations                  (592,000)        181,000

Other income (expense)                               22,000          (9,000)
                                                -----------     -----------
  (Loss) income  from continuing
    operations before income taxes                 (570,000)        172,000
Provision for income tax (benefit) provision       (218,000)         69,000
                                                -----------     -----------
Net (loss) income from continuing operations    $  (352,000)    $   103,000
                                                ===========     ===========
Net (loss) income per share                     $     (0.20)    $       .06
Weighted average shares
  outstanding                                     1,803,000       1,798,000

We have restated our previously issued financial statements to reflect, as discontinued operations, the disposition of our wholly owned subsidiary, PI. Because of the reclassification of PI as a discontinued operation, we are required to retroactively restate our financial statements for the three months ended April 30, 2003.

As disclosed above, we acquired SMC on July 17, 2003. Because of the sale of PI, substantially all of the Company's historical business has been reclassified as discontinued operations. As a consequence, the Company has compared the actual results of operations of AI for the three months ended April 30, 2004 to AI's pro forma statement of operations for the three months ended April 30, 2003 as presented above.

NET SALES

AI, through its wholly owned subsidiary, SMC, had net sales of $1,807,000 for the three months ended April 30, 2004 compared to pro forma net sales of $2,458,000 for the three months ended April 30, 2003. The decrease of $651,000 or 27% is due primarily to the decrease in volume of infrastructure services provided to SMC's customers under fixed-priced contracts. AI expects that the level of activity will increase under such contracts during the three months ended July 31, 2004.

COST OF GOODS SOLD

For the three months ended April 30, 2004, cost of goods sold was $1,608,000 or 89% of net sales compared to $1,842,000 or 75% of pro forma net sales for the three months ended April 30, 2003. Increased costs as a percent of net sales is due to inefficiencies experienced as the Company's volume and number of fixed-priced contracts decreased during the three months ended April 30, 2004. AI retained its core group of technicians in anticipation of a rebound in the level of activity under fixed-price contracts which it expects will begin in the three months ended July 31, 2004.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $791,000 or 44% of net sales for the three months ended April 30, 2004 compared to $435,000 or 18% of pro forma net sales for the three months ended April 30, 2003 an increase of $356,000. General and administrative expenses incurred for general corporate expenses and for the new corporate management team whose efforts are focused on expansion into infrastructure services and other industries aggregated $362,000 for the three months ended April 30, 2004 compared to $57,000 in corporate costs from continuing operations for the three months ended April 30, 2003.

OTHER EXPENSE, NET

We had other income, net of $22,000 for the three months ended April 30, 2004 compared to pro forma other expense of $9,000 for the three months ended April 30, 2003. Other income arises from the excess of interest income on AI's cash equivalents and short-term investments over interest expense on AI's Bank debt.

LIQUIDITY AND CAPITAL RESOURCES

At April  30,  2004 and  January  31,  2004,  the  Company  had  $7,673,000  and
$8,212,000 respectively available in cash, cash equivalents and short-term investments. On April 29, 2003, the Company completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share. The net proceeds from the private placement aggregated approximately $9,634,000. A portion of the proceeds were used in the acquisition of SMC. The Company plans to use the remaining proceeds for acquisitions in growth-oriented industries and for working capital.

On October 31, 2003, AI sold its subsidiary,  PI, to Western Filter  Corporation
(WFC). The sale price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow for one year.

Net cash used in operations for the three months ended April 30, 2004 was $394,000 compared with $122,000 cash provided by operations for the three months ended April 30, 2003. The decrease in cash provided by operations is primarily due to the reduced performance of SMC's revenue with the related loss from continuing operations.

Cash used for investing activities was $2,522,000 for the three months ended April 30, 2004 compared to investing activities of $53,000 from the discontinued operations for the three months ended April 30, 2003 due to net purchases of short-term investments.

Net cash used in  financing  activities  was $123,000 for the three months ended
April 30, 2004 compared to net cash provided by financing activities of $9,990,000 for the same period one year ago. The aforementioned private placement accounted for $10,059,000 of the cash provided during the three months ended April 30, 2003.

In August, 2003, the Company entered into a financing arrangement with Bank of America ("Bank") aggregating $2,950,000 in available financing in two tranches - a revolving line of credit with $1,750,000 in availability, expiring July 31, 2004 and bearing interest at LIBOR plus 2.75% and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%. The proceeds from the term note were used to payoff the SMC lines of credit and for working capital. As of April 30, 2004 the Company had $900,000 outstanding under the term note. AI has not drawn on the revolving line of credit.

The financing arrangement contains financial as well as nonfinancial covenants including the ratios of debt to pro forma earnings before interest, taxes, depreciation and amortization ("EBIDTA") of 2.5 to 1, liabilities to tangible net worth of 1.5 to 1, fixed charge coverage ratio of 1.25 to 1 as well as requirements for bank consent for acquisitions and divestitures. The Company pledged the majority of the Company's assets to secure the financing arrangement. At April 30, 2004, the Company was not in compliance with the ratio of debt to EBITDA and the fixed charge coverage ratio financial covenants. The Company received a waiver from the Bank with respect to the breach of these covenants through October 31, 2004. The Company agreed to additional covenants whereby it would maintain at least $2 million in liquidity, increase the interest rate by 50 basis points to LIBOR plus 3.45% and maintain positive net income during the second and third quarters. The Company reached an agreement with the Bank to extend the financing agreement beyond its current expiration to December 31, 2004. The Company has classified the entire note as current. Subsequent to the sale of PI, because of the disposition of PI, the Company deposited $300,000 as additional collateral in a restricted cash account with the Bank.

With its present capital resources and cash flow from operations, the Company believes it should have sufficient resources to meet its operating needs for the next twelve months and to provide for debt maturities and capital expenditures.

CUSTOMERS

During the three months ended April 30, 2004, we provided services to telecommunications and utilities customers as well as to the Federal Government, through a contract with General Dynamics Corp. ("General Dynamics"). Certain of our more significant customer relationships were with General Dynamics, Southern Maryland Electrical Cooperative (SMECO) and Verizon Communications, Inc. General Dynamics accounted for approximately 25% of consolidated net sales during the three months ended April 30, 2004. The Federal Government, through our contract with General Dynamics, has been a major customer for two years. SMECO accounted for approximately 55% of consolidated net sales during the three months ended April 30, 2004. SMECO has been a major customer for several years. Verizon accounted for approximately 11% of consolidated net sales during the three months ended April 30, 2004. Verizon has been a major customer for many years, but has indicated its intention to decrease its volume of business with us. An increase in SMECO's level of business for the twelve months ended January 31, 2005 is expected to substantially offset the Verizon decrease. Combined General Dynamics, SMECO and Verizon accounted for approximately 91% of consolidated net sales during the three months ended April 30, 2004.

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

SUBSEQUENT EVENTS

Subsequent to April 30, 2004, the Company entered into a letter of intent with OTC Packaging, Inc. and ProActive Labs, Inc. ("OTC") to acquire all of the common stock of OTC. The consummation of the transaction is contingent upon the completion of the Company's due diligence, the signing of a definitive purchase and sale agreement, approval of both companies' board of directors and other conditions.

Subsequent to April 30, 2004, the Company entered into a letter of intent with Vitarich Laboratories, Inc. (VLI) to acquire all of the common stock of VLI. The consummation of the transaction is contingent upon the completion of the Company's due diligence, the signing of a definitive purchase and the sale agreement, approval of both companies' board of directors and other conditions.


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

                                     PART II

                                OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           None.

ITEM 2.    CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY

           None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

ITEM 5.    OTHER INFORMATION

           None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           a) Exhibits:

              EXHIBIT NO.           TITLE
              -----------           -----

              Exhibit: 31.1         Certification  of Chief  Executive  Officer,
                                    pursuant   to  Rule   13a-14(c)   under  the
                                    Securities Exchange Act of 1934

              Exhibit: 31.2         Certification  of Chief  Financial  Officer,
                                    pursuant   to  Rule   13a-14(c)   under  the
                                    Securities Exchange Act of 1934

              Exhibit: 32.1         Certification  of Chief  Executive  Officer,
                                    pursuant to 18 U.S.C. Section 1350

              Exhibit: 32.2         Certification  of  Chief  Financial Officer,
                                    pursuant to 18 U.S.C. Section 1350

           a) Reports on Form 8-K:

              In a report on Form 8-K/A dated March 15, 2004, the Company amended its Form 8-K dated October 23, 2003 that was filed on November 14, 2003 reported under Item 7. "Financial Statements, Pro Forma Financial Information and Exhibits" the correction of an error in the calculation and classification of the deferred tax liability associated with the intangible assets recorded in the purchase accounting of its acquisition of Southern Maryland Cable, Inc.

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

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


                                           ARGAN, INC.


June 9, 2004                               By: /s/ Rainer Bosselmann
                                               ---------------------------------
                                               Rainer Bosselmann
                                               Chairman of the Board and Chief
                                               Executive Officer



June 9, 2004                               By: /s/ Arthur F. Trudel
                                               ---------------------------------
                                               Arthur F. Trudel
                                               Chief Financial Officer