Form 10QSB
period 2004-07-31
ARGAN INC
filed 2004-09-14
CIK 100591

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004
                  --------------------------------------------

                        COMMISSION FILE NUMBER 001-31756
             ------------------------------------------------------


                                   ARGAN, INC.
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)
                         Formerly Puroflow Incorporated

                    DELAWARE                               13-1947195
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer identification No.)
                or organization)


ONE CHURCH STREET, SUITE 302, ROCKVILLE MD                   20850
--------------------------------------------- ----------------------------------
 (Address of principal executive offices)                 (ZIP Code)


         Issuer's telephone number, including area code: (301) 315-0027

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  |X|   No | |

           Securities registered pursuant to Section 12(b) of the Act:


         Common Stock                                 Shares outstanding
 COMMON STOCK, $.15 PAR VALUE                 2,628,000 AS OF SEPTEMBER 9, 2004
----------------------------------------- -------------------------------------

Transitional Small Business Disclosure Format (Check One):    Yes | |   No  |X|

                                   ARGAN, INC.

                                      INDEX

                                                                                            PAGE NO.
PART I. FINANCIAL INFORMATION.....................................................................3

Item 1. Financial Statements......................................................................3

Condensed Consolidated Balance Sheets - July 31, 2004 and January 31, 2004........................3

Condensed Consolidated Statements of Operations for the Three Months and Six Months
             Ended July 31, 2004 and 2003.........................................................4

Condensed Consolidated Statements of Cash Flows for the Six Months
            Ended July 31, 2004 and 2003..........................................................5

Notes to Condensed Consolidated Financial Statements..............................................6

Item 2. Management's Discussion and Analysis or Plan of Operation.................................12

Item 3. Controls and Procedures...................................................................23

PART II.  OTHER INFORMATION.......................................................................23

Item 1.  Legal Proceedings........................................................................23

Item 2.  Changes in Securities, and Small Business Issuer Purchases of Equity Securities..........23

Item 3.  Defaults upon Senior Securities..........................................................24

Item 4.  Submission of matters to a vote of security holders......................................24

Item 5.  Other Information........................................................................24

Item 6.  Exhibits and Reports on Form 8-K.........................................................24

SIGNATURES........................................................................................25

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   ARGAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                July 31,      January 31,
                                                                  2004           2004
                                                              ============    ============
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                 $  6,704,000    $  5,212,000
    Investments                                                         --       3,000,000
    Accounts receivable                                          1,035,000       1,523,000
    Escrowed cash                                                  601,000         601,000
    Estimated earnings in excess of billings                       538,000         514,000
    Prepaid expenses and other current assets                      345,000         150,000
                                                              ------------    ------------
TOTAL CURRENT ASSETS                                             9,223,000      11,000,000
                                                              ------------    ------------

Property and equipment, net                                      1,779,000       1,913,000
Contractual customer relationships, net                            616,000       1,476,000
Trade name                                                         224,000         680,000
Goodwill                                                           940,000       1,680,000
                                                              ------------    ------------
TOTAL ASSETS                                                  $ 12,782,000    $ 16,749,000
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                          $    374,000    $    918,000
    Billings in excess of estimated earnings                         2,000          20,000
    Accrued expenses                                               308,000         488,000
    Deferred income tax liability                                  181,000         188,000
    Current portion of long-term debt                              894,000       1,092,000
                                                              ------------    ------------
TOTAL CURRENT LIABILITIES                                        1,759,000       2,706,000
                                                              ------------    ------------

Deferred income tax liability                                      202,000       1,064,000
Long-term debt                                                      62,000         109,000

STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per share -
       500,000 shares authorized - issued - none
    Common stock, par value $.15 per share -
       12,000,000 shares authorized - 1,806,046 shares
       issued at July 31, 2004 and January 31, 2004 and
       1,802,813 shares outstanding at July 31, 2004 and
       January 31, 2004                                            270,000         270,000
    Warrants outstanding                                           849,000         849,000
    Additional paid-in capital                                  14,121,000      14,121,000
    Accumulated deficit                                         (4,448,000)     (2,337,000)
    Treasury stock at cost:
       3,233 shares at July 31, 2004 and January 31, 2004          (33,000)        (33,000)
                                                              ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                      10,759,000      12,870,000
                                                              ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $ 12,782,000    $ 16,749,000
                                                              ============    ============

                                   ARGAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED JULY 31     SIX MONTHS ENDED JULY 31
                                                    2004           2003           2004          2003
                                                ===========    ===========    ===========    ===========
Net sales                                       $ 1,827,000    $   564,000    $ 3,634,000    $   564,000
Cost of goods sold                                1,606,000        464,000      3,214,000        464,000
                                                -----------    -----------    -----------    -----------
    Gross profit                                    221,000        100,000        420,000        100,000

Selling, general and administrative expenses        687,000        246,000      1,478,000        303,000
Impairment loss                                   1,942,000              -      1,942,000              -
                                                -----------    -----------    -----------    -----------
    Loss from operations                         (2,408,000)      (146,000)    (3,000,000)      (203,000)
Interest expense                                     23,000          4,000         30,000          4,000
Other income                                         26,000         27,000         55,000         27,000
                                                -----------    -----------    -----------    -----------
Loss from continuing operations before
    income taxes                                 (2,405,000)      (123,000)    (2,975,000)      (180,000)
Income tax benefit                                  646,000              -        864,000              -
                                                -----------    -----------    -----------    -----------
Loss from continuing operations                  (1,759,000)      (123,000)    (2,111,000)      (180,000)
                                                -----------    -----------    -----------    -----------
Loss from discontinued operations, net of
    income tax provision of  $228,000 and
    $ 245,000                                             -       (304,000)             -       (222,000)
                                                -----------    -----------    -----------    -----------
Net loss                                       ($1,759,000)      ($427,000)   ($2,111,000)     ($402,000)
                                                ===========    ===========    ===========    ===========
Basic and diluted loss per share:
    Continuing operations                       $     (0.98)   $     (0.07)   $     (1.17)   $     (0.15)
                                                -----------    -----------    -----------    -----------
    Discontinued operations                               -    $     (0.17)             -    $     (0.19)
                                                -----------    -----------    -----------    -----------
    Net loss                                    $     (0.98)   $     (0.24)   $     (1.17)   $     (0.34)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding     1,803,000      1,798,000      1,803,000      1,172,000
                                                ===========    ===========    ===========    ===========

                                   ARGAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         SIX MONTHS ENDED
                                                                             JULY 31,
                                                                       2004           2003
                                                                  ============    ============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                          $ (2,111,000)   $   (402,000)
Adjustments to reconcile net loss to net cash (used in)
   provided by operating activities:
    Depreciation and amortization                                      314,000          27,000
    Impairment loss on goodwill and intangibles                      1,942,000               -
    Deferred income taxes                                             (864,000)              -
Changes in operating assets and liabilities:
    Accounts receivable                                                488,000         135,000

    Estimated earnings in excess of billings                           (24,000)        (50,000)

    Prepaid expenses and other current assets                         (201,000)         (1,000)
    Accounts payable and accrued expenses                             (724,000)        182,000

    Billings in excess of estimated earnings                           (18,000)        125,000

    Working capital changes of discontinued operations                       -         521,000
                                                                  ------------    ------------
            Net cash (used in) provided by operating activities     (1,198,000)        537,000
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments                                         (9,000,000)              -
    Redemptions of investments                                      12,000,000               -
    Net purchase of Southern Maryland Cable, Inc.                            -      (3,896,000)

    Purchases of property and equipment                                (65,000)        (39,000)
    Investing activities of discontinued operations                          -         (99,000)
                                                                  ------------    ------------
            Net cash  provided by (used in) investing activities     2,935,000      (4,034,000)
                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement  of common stock,
            net of offering costs                                            -    $  9,634,000
    Principal payments on credit lines                                (245,000)        (25,000)
    Financing activities of discontinued operations                          -        (317,000)
                                                                  ------------    ------------
            Net cash (used in) provided by financing activities       (245,000)      9,292,000
                                                                  ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            1,492,000       5,795,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     5,212,000               -
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $  6,704,000    $  5,795,000
                                                                  ============    ============


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

BASIS OF PRESENTATION

The condensed consolidated balance sheet at July 31, 2004, the condensed consolidated statements of operations for the three months, and six months ended July 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the six months ended July 31, 2004 are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2004 and the results of its operations and its cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Income Per Share - (Loss) income per share is computed by dividing (loss) income from continuing operations, loss from discontinued operations and net (loss) income by the weighted average number of common shares outstanding for the period. Outstanding stock options and warrants were anti-dilutive during the three and six months ended July 31, 2004 and 2003 due to the Company's loss from continuing operations.

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

Stock Issued to Employees - The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for stock option plans, which generally does not require income statement recognition of options granted at the market price on the date of issuance.

The Pro Forma disclosures required by Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation" are reflected below:

                              PRO FORMA DISCLOSURES

                                                     Three months   Six months
                                                        ended         ended
                                                       July 31,      July 31,
                                                         2004          2004
                                                     ===========    ===========
Net loss, as reported                                ($1,759,000)   ($2,111,000)
Add: Stock based compensation recorded
     in the financial statements                               -              -
                                                     -----------    -----------
Deduct: Total stock-based employee
        compensation expense
        determined under fair value based methods         16,000         34,000
                                                     -----------    -----------
Pro forma net loss                                   ($1,775,000)   ($2,145,000)
                                                     ===========    ===========
Basic and diluted (loss) earnings per share:
Basic and diluted - as reported                           ($0.98)        ($1.17)
                                                     ===========    ===========
Basic and diluted - pro forma                             ($0.98)        ($1.19)
                                                     ===========    ===========

                                                     Three months   Six months
                                                         ended        ended
                                                        July 31,     July 31,
                                                          2003         2003
                                                      ===========   ===========
Net loss, as reported:                                $  (427,000)  $  (402,000)
Add: Stock-based compensation recorded in the
     financial statements                                       -             -
                                                      -----------   -----------
Deduct: Total stock-based employee compensation
        expense determined under fair value based
        methods                                            92,000        92,000
                                                      -----------   -----------
Pro forma net loss                                    $  (519,000)  $  (494,000)
                                                      ===========   ===========
Basic and diluted (loss) earnings per share:
    Basic and diluted - as reported                   $      .(24)  $      .(34)
                                                      ===========   ===========
    Basic and diluted - pro forma                     $      .(29)  $      .(42)
                                                      ===========   ===========

NOTE 3 - ACQUISITION OF SOUTHERN MARYLAND CABLE, INC.

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

The Company accounted for the acquisition of SMC using the purchase method of accounting whereby the excess of cost over the net amounts assigned to identifiable assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets included $1,600,000 and $680,000 allocated to Contractual Customer Relationships ("CCR") and Trade Name, respectively, and $1,680,000 to Goodwill. The Company recorded an impairment loss with respect to goodwill and intangible assets for the three months ended July 31, 2004 (See Note 4). The Company is amortizing the CCR over a weighted average life of seven years. Accumulated amortization is $238,000 at July 31, 2004 excluding the impairment loss. The Trade Name was determined to have an indefinite useful life and is not being amortized.

The following unaudited pro forma statement of operations for the three and six months ended July 31, 2003, does not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition had occurred on February 1, 2003, or that may be obtained in the future. The pro forma presentation also excludes the discontinued operations of PI. SMC previously reported its results of operations using a calendar year-end. No material events occurred subsequent to this reporting period that would require adjustment to our unaudited pro forma statement of operations. The number of shares outstanding used in calculating pro forma earnings per share assume that the private offering discussed in Note 8 was consummated at February 1, 2003.

                                                     Three months    Six months
                                                        ended          ended
                                                       July 31,      July 31,
                                                        2003            2003
                                                     ===========    ============
Pro Forma Statement of Operations
Net sales                                            $ 2,382,000    $ 4,840,000
Cost of goods sold                                     1,922,000      3,764,000
                                                     -----------    -----------
Gross Profit                                             460,000      1,076,000
Selling, general and administrative expenses             588,000      1,023,000
                                                     -----------    -----------
    (Loss) income from operations                       (128,000)        53,000
    Other expense                                        (10,000)       (19,000)
                                                     -----------    -----------
(Loss) income from continuing operations before
   income taxes                                         (138,000)        34,000
Income tax (benefit) provision                           (55,000)        14,000
                                                     -----------    -----------
(Loss) income from continuing operations             $   (83,000)   $    20,000
                                                     ===========    ===========
Income per share
    - basic                                          $     (0.05)   $      0.01
    - diluted                                        $     (0.05)   $      0.01
Weighted average shares outstanding:
    - basic                                            1,798,000      1,798,000
    - diluted                                          1,798,000      1,810,000

NOTE 4 - IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During the three months ended July 31, 2004, the Company determined that both events and changes in circumstances with respect to SMC's business climate would have a significant effect on its future estimated cash flows. During the three months ended July 31, 2004, SMC terminated a customer contract which had historically provided positive margins and cash flows. In addition, SMC experienced revenue levels well below expectations for its largest fixed priced contract customer. As a consequence, SMC has reduced its future forecasts and expectations of cash flows. As a result of these events, the Company believed that there was an indication that its intangible assets not subject to amortization might be impaired. The Company determined the fair value of its Goodwill and Trade Name and compared it to the respective carrying amounts. The carrying amounts exceeded the Goodwill and Trade Name's respective fair values by $740,000 and $456,000, respectively, which the Company recorded as an impairment loss for the three months ended July 31, 2004.

During the three months ended July 31, 2004, the Company terminated the above mentioned customer contract. The impact of the termination indicated that the Company's Contractual Customer Relationships carrying amount was not fully recoverable. Accordingly, the Company determined the fair value of the CCR's and compared it to its carrying amount. The Company recorded an impairment loss of $746,000 as this was the amount by which the CCR's carrying amount exceeded its fair value

NOTE 5 - DISCONTINUED OPERATIONS

On October 31, 2003, as part of its plan to reallocate its capital to its acquisition program, AI sold PI to WFC. The sales price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow for one year to indemnify WFC from any damages resulting from a breach of representations and warranties under the Stock Purchase Agreement. AI recognized a gain on sale of approximately $167,000, net of income taxes of $506,000. The Company utilized net operating losses to offset the gain on sale. The $506,000 is the amount of the deferred tax assets related to the PI which has been sold. In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company classified the operating results of PI as discontinued operations in the accompanying statements of operations.

The results of the discontinued operations are as follows:


                                                       Three months    Six months
                                                          ended          ended
                                                         July 31,       July 31,
                                                           2003           2003
                                                       -----------    -----------
Net sales                                              $ 1,913,000    $ 3,602,000
Cost of goods sold                                       1,383,000      2,515,000
                                                       -----------    -----------
Gross profit                                               530,000      1,087,000
Selling, general and administrative expenses               604,000      1,056,000
                                                       -----------    -----------
Operating (loss) income from discontinued operations       (74,000)        31,000
Other expense                                               (2,000)        (8,000)
                                                       -----------    -----------
(Loss) income from discontinued operations before
    income taxes                                           (76,000)        23,000
Income tax provision                                       228,000        245,000
                                                       -----------    -----------
Loss from discontinued operations                      $  (304,000)   $  (222,000)
                                                       ===========    ===========

The Company has restated its previously issued financial statements to reflect, as discontinued operations, the operations of its wholly owned subsidiary, PI. Because of the reclassification of PI as discontinued operations, the Company was required to retroactively restate its financial statements for the three and six months ended July 31, 2003.

NOTE 6 - DEBT

In August, 2003, the Company entered into a financing arrangement with Bank of America ("Bank") aggregating $2,950,000 in available financing in two tranches - a revolving line of credit with $1,750,000 in availability, having an initial expiration date of July 31, 2004 and bearing interest at LIBOR plus 2.75%, and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%. The proceeds from the term note were used to payoff the SMC lines of credit and for working capital. As of July 31, 2004, the Company had $800,000 outstanding under the term note. AI had not drawn on the revolving line of credit.

In August 2004, the Company agreed to amend the existing financing arrangement with the Bank whereby the revolving line of credit was increased to $3.5 million in maximum availability, expiring May 31, 2005. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three year term note remains in effect. The amended financing arrangement contains financial and non-financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization
("EBITDA")  not  exceed 2.5 to 1 (with the first  test date  being  January  31,
2005), requiring a fixed charge coverage ratio not less than 1.25 to 1 (with the first test date being January 31, 2005) and requiring Bank consent for acquisitions and divestitures. The Company continues to pledge the majority of its assets to secure the financing arrangement. The amended financing arrangement eliminates certain previously existing covenants which had required the Company to maintain certain minimum levels of liquidity and had required the Company to maintain positive net income during the Company's fiscal quarters ended July 31, 2004 and October 31, 2004.

The Company was in default under the positive net income covenant at July 31, 2004. The Bank has granted a waiver for the default.

Under the amended financing arrangement, the three year term note bears interest at LIBOR plus 3.45% and the revolving line of credit bears interest at LIBOR plus 3.25%.

Subsequent to the sale of PI, the Company deposited $300,000 as additional collateral in a restricted cash account with the Bank. The Company drew approximately $2.1 million on the revolving line of credit in connection with the acquisition of Vitarich Laboratories, Inc. ("VLI") (see Note 9) and for working capital for its newly acquired business in September 2004. Under the amended financing arrangement, subject to the successful completion of a standard Bank examination of SMC's and VLI's records, the Bank has agreed to release the previously restricted cash to the Company.

NOTE 7 - INCOME TAXES

The actual income tax benefit for the three and six months ended July 31, 2004 differs from the "expected" tax by applying the U.S. Federal Corporate income tax rate to loss from continuing operations before income taxes. Included in the loss from continuing operations is the $740,000 impairment loss from goodwill which is treated as a permanent difference for tax reporting. The remainder of the difference in expected taxes is due to state income taxes.

NOTE 8 - PRIVATE OFFERING OF COMMON STOCK

On April 29, 2003, the Company completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share. The proceeds of the private offering were approximately $10,107,000 prior to giving effect to offering costs of $472,000 and the proceeds which may be derived from the future exercise of 230,000 warrants, issued in connection with the private placement at an exercise price of $7.75 per share. A portion of the net proceeds of the private placement was used in the acquisition of SMC and in final payment of the Company's credit facility with U.S. Bancorp. The remaining net proceeds were used for acquisitions in growth-oriented industries and for working capital. The private offering was approved by shareholder vote on April 15, 2003.

NOTE 9 - SUBSEQUENT EVENT

On August 31, 2004, the Company acquired, by merger, all of the common stock of VLI, a developer, manufacturer and distributor of premium nutritional supplements, whole-food dietary supplements and personal care products. The Company's purchase of VLI is focused on acquiring VLI's long-standing customer and exclusive vendor relationships and its well established position in the fast growing global nutrition industry which supports the premium paid over the fair value of the tangible assets acquired.

The estimated purchase price was approximately $6.1 million in cash and 825,000 shares of the Company's common stock plus the assumption of approximately $1.6 million in debt. The merger agreement contains provisions for additional consideration by the Company to the former VLI shareholder to be satisfied in the Company's common stock and cash if certain EBITDA thresholds for the twelve months ended February 28, 2005 are met. To meet the EBITDA thresholds, VLI must have adjusted EBITDA in excess of $2.3 million. Results in excess of the adjusted EBITDA threshold serve as the basis to determine the amount of additional payment. Any additional payments earned under the terms of the purchase agreement will be recorded as an increase in goodwill.

The Company acquired VLI as part of its acquisition strategy. VLI is perceived as an attractive business because of its highly trained workforce, strong reputation in the industry, long standing customer relationships and exclusive vendor arrangements. In addition, VLI presents strategic value because of its niche in the fast growing global nutrition industry. The Company also identified several areas where significant cost savings could be realized.

The Company will account for the acquisition of VLI using the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. The Company is in the process of evaluating the fair values of assets acquired and liabilities assumed and amounts to be allocated to intangible assets such as customer relationships, covenants not to compete and other intangibles.

AI also entered into a supply agreement with an entity owned by the seller whereby the supplier committed to sell to AI and, AI committed to purchase on an as-needed basis, certain organic agriculture products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. These statements relate to future events or our future financial performance, including statements relating to our products, customers, suppliers, business prospects, financings, investments and effects of acquisitions. In some cases, forward looking statements can be identified by terminology such as "may," "will," "should," "expect," "anticipate," "intend," "plan," "believe," "estimate," "potential," or "continue," the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties, including preliminary information; the effects of future acquisitions and/or investments; competitive factors; business and economic conditions generally; changes in government regulations and policies, our dependence upon third-party suppliers; continued acceptance of our products in the marketplace; technological changes; and other risks and uncertainties that could cause actual events or results to differ materially from any forward-looking statements.

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

On October 31, 2003, we completed the sale of Puroflow Incorporated (a wholly-owned subsidiary) to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is held in escrow for one year to indemnify WFC from losses resulting from a breach of the representations and warranties made by us in connection with that sale.

On August 31, 2004, we acquired Vitarich Laboratories, Inc. (VLI) pursuant to a merger of VLI with and into a wholly-owned subsidiary of the Company. VLI is a developer, manufacturer and distributor of premium nutritional supplements, whole-food dietary supplements and personal care products. In connection with the merger, we effected certain amendments to our existing credit facility with Bank of America.

During the three months ended July 31, 2004, we determined that both events and changes in circumstances with respect to SMC's business climate would have a significant effect on our future estimated cash flows. During the three months ended July 31, 2004, SMC had a customer contract terminated which had historically provided positive margins and cash flows. In addition, SMC experienced revenue levels well below expectations for its largest fixed priced contract customer. As a consequence, SMC has reduced its future expectation of cash flows. In connection with the foregoing, we recorded an impairment charge totaling $1,942,000 during the quarter ended July 31, 2004 ($740,000, $456,000 and $746,000, respectively, to Goodwill, Trade Name and Contractual Customer Relationships). We believe that the foregoing events will adversely affect SMC's revenue, gross margin, net income and cash flow for the foreseeable future.

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

We are a holding company with no operations other than our investments in SMC and VLI. At July 31, 2004, there were no restrictions with respect to dividends or other payments from SMC to Argan.

TELECOM INFRASTRUCTURE SERVICES

We currently provide inside plant, premise wiring services to the Federal Government and have plans to expand that work to commercial customers who regularly need upgrades in their premise wiring systems to accommodate improvements in security, telecommunications and network capabilities.

Despite the recent slowdown by our primary fixed priced contract customer, we continue to participate in the expansion of the telecommunications industry by working with various telecommunications providers. We are actively pursuing contracts with a wide variety of telecommunication providers and others. We provide maintenance and upgrade services for their outside plant systems that increase the capacity of existing infrastructure. We also provide outside plant services to the power industry by providing maintenance and upgrade services to utilities.

We intend to emphasize our high quality reputation, outstanding customer base and highly motivated work force in competing for larger and more diverse contracts. We believe that our high quality and well maintained fleet of vehicles and construction machinery and equipment is essential to meet customers' needs for high quality and on-time service. We are committed to investing in our repair and maintenance capabilities to maintain the quality and life of our equipment. Additionally, we invest annually in new vehicles and equipment. We further intend to seek acquisitions to evolve into a geographically diverse telecom and utility infrastructure services entity with a reputation for high quality and on-time performance.

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

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. Estimated earnings in excess of billings and billings in excess of estimated earnings totaled $538,000 and $2,000, respectively, at July 31, 2004.

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

IMPAIRMENT OF LONG-LIVED ASSETS

Long-lived assets, consisting primarily of property and equipment and finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We determine impairment by comparing the carrying value of these long-lived assets to the undiscounted future cash flows expected to result from the use of these assets. In the event we determine that an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate.

IMPAIRMENT OF GOODWILL AND TRADE NAME

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

At July 31, 2004, we recognized that an impairment existed with respect to our goodwill, contractual customer relationships and trade name. (See further discussion of our results of operations for the three and six months ended July 31, 2004.)

CONTRACTUAL CUSTOMER RELATIONSHIPS ("CCR'S")

The fair value of the Contractual Customer Relationships (CCR's) was determined at the time of the acquisition of SMC by discounting the cash flows expected from SMC's continued relationships with three customers - General Dynamics, Verizon Communications and Southern Maryland Electric Cooperative. Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions. In some cases, the estimates of future cash flows reflect periods beyond those of the current contracts in place. The expected cash flows were discounted based on a rate that reflects the perceived risk of the CCR, the estimated weighted average cost of capital and SMC's asset mix. We are amortizing the CCR's over a seven year weighted average life given the long standing relationship SMC has with SMECO.

At July 31, 2004, we recognized that an impairment existed with respect to our goodwill, contractual customer relationships and trade name. (See further discussion of our results of operations for the three and six months ended July 31, 2004.)

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

At July 31, 2004, we recognized that an impairment existed with respect to our goodwill, contractual customer relationships and trade name. (See further discussion of our results of operations for the three and six months ended July 31, 2004.)

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

The results of the discontinued operations are as follows:


                                                       THREE MONTHS    SIX MONTHS
                                                           ENDED         ENDED
                                                         JULY 31,       JULY 31,
                                                           2003           2003
                                                       -----------    -----------
Net sales                                              $ 1,913,000    $ 3,602,000
Cost of goods sold                                       1,383,000      2,515,000
                                                       -----------    -----------
Gross profit                                               530,000      1,087,000
Selling, general and administrative expenses               604,000      1,056,000
                                                       -----------    -----------
Operating (loss) income from discontinued operations       (74,000)        31,000
Other expense                                               (2,000)        (8,000)
                                                       -----------    -----------

(Loss) income from discontinued operations
       before income taxes                                 (76,000)        23,000
Income tax provision                                       228,000        245,000
                                                       -----------    -----------
Loss from discontinued operations                      $  (304,000)   $  (222,000)
                                                       ===========    ===========

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

We accounted for the acquisition of SMC using the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed was allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets include $1,600,000 and $680,000 allocated to Contractual Customer Relationships ("CCR") and Trade Name, respectively, and $1,680,000 to Goodwill. We are amortizing the CCR over a weighted average life of seven years. The Trade Name was determined to have an indefinite useful life and is not being amortized.

During the three months ended July 31, 2004 we recorded impairment losses for goodwill and intangible assets which were acquired in the acquisition. (See Note 4 and the further discussion of our results of operations for the three and six months ended July 31, 2004).

ACQUISITION OF VLI

On August 31, 2004, pursuant to an Agreement and Plan of Merger, the Company acquired Vitarich Laboratories, Inc. (Vitarich) by way of a merger of Vitarich with and into a wholly-owned subsidiary of the Company (VLI), with VLI as the surviving company of the Merger. Vitarich (now VLI) is a developer, manufacturer and distributor of premium nutritional supplements, wholefood dietary supplements and personal care products.

Pursuant to the merger agreement, the Company paid Kevin J. Thomas (Thomas), the former shareholder of Vitarich, initial consideration consisting of (i) $6,050,000 in cash (the Initial Cash Consideration); and (ii) 825,000 shares of the Company's common stock (the Initial Stock Consideration), subject to possible downward adjustment in the event that the net worth of Vitarich as of the closing date is less than $1,200,000.

The merger agreement further provides that, in addition to the initial consideration paid at closing, the Company shall pay Thomas additional consideration equal to (a) 5.5 times the Adjusted EBITDA of Vitarich (as defined in the merger agreement) for the 12 months ended February 28, 2005, (b) less the initial consideration paid at closing (provided, however, that in no event shall the additional consideration be less than zero or require repayment by Thomas of any portion of the initial consideration paid at closing). Such additional consideration shall be paid 50% in cash and 50% through issuance of additional common stock of the Company.

The merger agreement also provides that, if between the closing date and the additional consideration payment date (which is expected to be on or before June 1, 2005), the Company raises additional capital by issuance of stock pursuant to a public or private offering for a price less than $7.75 per share (the Additional Capital Subscription Price), then the number of shares of the Company's common stock issued to Thomas as initial consideration in the merger shall be adjusted to the number of shares of the Company's common stock that would have been issued at the closing of the merger had the value of each share of the Company's common stock been the Additional Capital Subscription Price.

In connection with the merger, the Company assumed approximately $1.6 million of Vitarich indebtedness (including approximately $1.1 million of equipment leases and working capital credit lines and approximately $508,000 that was due to Thomas by Vitarich at the time of the merger) as well as Vitarich accounts payable and accrued liabilities. The Company also assumed certain real property leases and other obligations of Vitarich in connection with the merger. The Company paid off the $508,000 that was due to Thomas at the closing of the merger and paid off approximately $700,000 of the assumed equipment leases and working capital credit lines following the closing of the merger.

In connection with the merger, the Company and Thomas entered into a registration rights agreement, pursuant to which the Company agreed to use its best efforts to file a registration statement with the Commission under the Securities Act of 1933 to effect the registration of the shares of the Company's common stock issued in the merger; VLI and Thomas entered into an employment agreement, pursuant to which VLI agreed to employ Thomas as its Senior Operating Executive for an initial term of 3 years, subject to successive automatic one-year renewal terms after the initial term unless either party provides notice of its election not to renew; and the Company entered into a supply agreement with a supply company owned by Thomas, pursuant to which the supply company committed to sell to the Company, and the Company committed to purchase on an as-needed basis, certain organic agriculture products produced by the supply company.

PROPOSED ACQUISITION OF OTC PACKAGING, INC. AND PRO ACTIVE LABS, INC.

On May 13, 2004, the Company entered into a letter of intent with OTC Packaging, Inc. and Pro Active Labs, Inc. ("OTC") to acquire all of the common stock of OTC. The consummation of the transaction was contingent upon the completion of the Company's due diligence, the signing of a definitive purchase and sale agreement, approval of both companies' boards of directors and other conditions. At present, the Company does not believe the transaction contemplated in the letter of intent will be consummated.

ACTUAL RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2004 COMPARED TO PRO FORMA RESULTS FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2003.

The following summarizes the actual results of our operations for the three and six months ended July 31, 2004 compared to the pro forma results for the three and six months ended July 31, 2003, as if the acquisition of SMC was completed on February 1, 2003. The unaudited pro forma statements of operations do not include the operating results of PI which have been reclassified as discontinued operations in the condensed consolidated statements of operations (See Note 5). The unaudited statements of operations do not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition and disposition had occurred on February 1, 2003, or that may be obtained in the future. SMC previously reported its results of operations using a calendar year-end. No material events occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma results in the pro forma statement of operations.


                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                         JULY  31,                    JULY 31,
 Statements of Operations                           2004         2003            2004          2003
                                               -----------    -----------    -----------    -----------
                                                              (Pro Forma)                   (Pro Forma)

Net sales                                      $ 1,827,000    $ 2,382,000    $ 3,634,000    $ 4,840,000
 Cost of goods sold                              1,606,000      1,922,000      3,214,000      3,764,000
                                               -----------    -----------    -----------    -----------
 Gross profit                                      221,000        460,000        420,000      1,076,000
Selling general and
   administrative expenses                         687,000        588,000      1,478,000      1,023,000
Impairment loss                                  1,942,000              -      1,942,000              -
                                               -----------    -----------    -----------    -----------
(Loss) income from operations                   (2,408,000)      (128,000)    (3,000,000)        53,000
Other income (expense)                               3,000        (10,000)        25,000        (19,000)
                                               -----------    -----------    -----------    -----------
(Loss) income  from continuing
    operations before income taxes              (2,405,000)      (138,000)    (2,975,000)        34,000
Income tax (benefit) provision                    (646,000)       (55,000)      (864,000)        14,000
                                               -----------    -----------    -----------    -----------

Net (loss) income from continuing operations   ($1,759,000)   ($   83,000)   ($2,111,000)   $    20,000
                                               ===========    ===========    ===========    ===========

We have restated our previously issued financial statements to reflect, as discontinued operations, the disposition of our wholly owned subsidiary, PI. Because of the reclassification of PI as discontinued operations, we are required to retroactively restate our financial statements for the three and six months ended July 31, 2003.

As a consequence, the Company has compared the actual results of operations of AI for the three and six months ended July 31, 2004 to AI's pro forma statement of operations for the three and six months ended July 31, 2003, as if the acquisition of SMC occurred on February 1, 2003. The unaudited pro forma statements of operations do not include the operating results of PI which have been reclassified as discontinued operations in the condensed consolidated statements of operations (See Note 5). The unaudited statements of operations do not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition and disposition had occurred on February 1, 2003, or that may be obtained in the future. SMC previously reported its results of operations using a calendar year-end. No material events occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma results in the pro forma statement of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2004 COMPARED TO THE THREE MONTHS (PRO FORMA) ENDED JULY 31, 2003

NET SALES

AI, through its wholly owned subsidiary, SMC, had net sales of $1,827,000 for the three months ended July 31, 2004 compared to pro forma net sales of $2,382,000 for the three months ended July 31, 2003. The decrease of $555,000 or 23% is due primarily to the decrease in volume of infrastructure services provided to a SMC customer under fixed-priced contracts which was offset, in part, by increased volumes of services rendered under unit-priced contracts.

COST OF GOODS SOLD

For the three months ended July 31, 2004, cost of goods sold was $1,606,000 or 88% of net sales compared to $1,922,000 or 81% of pro forma net sales for the three months ended July 31, 2003. Increased costs as a percent of net sales is due to inefficiencies experienced as the Company's volume under and number of fixed-priced contracts decreased during the three months ended July 31, 2004.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $687,000 or 38% of net sales for the three months ended July 31, 2004 compared to $588,000 or 25% of pro forma net sales for the three months ended July 31, 2003 an increase of $99,000. General and administrative expenses incurred for general corporate expenses and for the corporate management team whose efforts are focused on expansion into infrastructure services and other industries aggregated $289,000 for the three months ended July 31, 2004 compared to $175,000 for the three months ended July 31, 2003.

IMPAIRMENT OF GOODWILL AND INTANGIBLES

During the three months ended July 31, 2004, the Company determined that both events and changes in circumstances with respect to its business climate would have significant effect on its future estimated cash flows. During the three months ended July 31, 2004, SMC had a customer contract terminated which had historically provided positive margins and cash flows. In addition, SMC experienced revenue levels well below expectations for its largest fixed priced contract customer. As a consequence, SMC has reduced its future expectations of cash flows. As a result of these events, the Company believed that there was an indication that its intangible assets not subject to amortization might be impaired. The Company determined the fair value of its Goodwill and Trade Name and compared it to its respective carrying amounts. The carrying amounts exceeded the Goodwill and Trade Name's respective fair values by $740,000 and $456,000, respectively, which the Company recorded as an impairment loss for the three months ended July 31, 2004.

During the three months ended July 31, 2004, the Company terminated a customer contract. The impact of the termination indicated that its Contractual Customer Relationships carrying amount was not fully recoverable. Accordingly, the Company determined the fair value of the CCR's and compared it to its carrying amount. The Company recorded an impairment loss of $746,000 by which the CCR's carrying amount exceeded its fair value.

OTHER INCOME, NET

We had other income, net of $3,000 for the three months ended July 31, 2004 compared to pro forma other expense, net of $10,000 for the three months ended July 31, 2003. Other income arises from the excess of interest income on AI's cash equivalents and short-term investments over interest expense on AI's Bank debt.

INCOME TAX BENEFIT

AI's effective income tax benefit rate was 27% for the three months ended July 31, 2004. AI recorded a $740,000 impairment of goodwill for the three months ended July 31, 2004 which is treated as a permanent difference for tax reporting. The permanent difference reduced AI's effective rate from 39% to 27% for the three months ended July 31, 2004.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JULY 31, 2004 COMPARED TO SIX MONTHS (PRO FORMA) ENDED JULY 31, 2003

We compare the actual results of our operations for the six months ended July 31, 2004 to pro forma results for the six months ended July 31, 2003, as if the acquisition of SMC was completed on February 1, 2003. (See the table on page 18.)

NET SALES

AI, through its wholly owned subsidiary, SMC, had net sales of $3,634,000 for the six months ended July 31, 2004 compared to pro forma net sales of $4,840,000 for the six months ended July 31, 2003. The decrease of $1,206,000 or 25% is due primarily to the decrease in volume of infrastructure services provided to a SMC customer under a fixed-priced contract.

COST OF GOODS SOLD

For the six months ended July 31, 2004, cost of goods sold was $3,214,000 or 88% of net sales compared to $3,764,000 or 78% of pro forma net sales for the six months ended July 31, 2003. Increased costs as a percent of net sales is due to inefficiencies experienced as the Company's volume under and number of fixed-priced contracts decreased during the six months ended July 31, 2004. The technical staff was not significantly reduced until the three months ended July 31, 2004 in anticipation of restoring normal levels of revenue.

SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $1,478,000 or 41% of net sales for the six months ended July 31, 2004 compared to $1,023,000 or 21% of pro forma net sales for the six months ended July 31, 2003, an increase of $455,000. General and administrative expenses incurred for general corporate expenses and for the corporate management team whose efforts are focused on expansion into infrastructure services and other industries aggregated $651,000 for the six months ended July 31, 2004 compared to $232,000 for the six months ended July 31, 2003 because the management team was employed at April 30, 2003.

OTHER INCOME, NET

We had other  income,  net of  $25,000  for the six months  ended July 31,  2004 compared to pro forma other expense, net of $19,000 for the six months ended July 31, 2003. Other income arises from the excess of interest income on AI's cash equivalents and short-term investments over interest expense on AI's Bank debt.

INCOME TAX BENEFIT

AI's effective income tax benefit rate was 29% for the six months ended July 31, 2004. AI recorded a $740,000 impairment of goodwill for the six months ended July 31, 2004 which is treated as a permanent difference for tax reporting. The permanent difference reduced AI's effective tax rate from 39% to 29%.

LIQUIDITY AND CAPITAL RESOURCES

At July 31, 2004 and January 31, 2004, the Company had $6,704,000 and $8,212,000
respectively available in cash, cash equivalents and short-term investments. On April 29, 2003, the Company completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share. The net proceeds from the private placement aggregated approximately $9,634,000. A portion of the proceeds were used in the acquisition of SMC and VLI. The Company plans to use the remaining proceeds for acquisitions in growth-oriented industries and for working capital.

On October 31, 2003, AI sold its subsidiary,  PI, to Western Filter  Corporation
(WFC). The sale price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow for one year.

Net cash used in operations for the six months ended July 31, 2004 was $1,198,000 compared with $537,000 cash provided by operations for the six months ended July 31, 2003. The decrease in cash provided by operations is primarily due to the reduced performance of SMC's revenue with the related loss from continuing operations.

Cash provided by investing activities was $2,935,000 for the six months ended July 31, 2004 resulting from redemption of investments compared to cash used in investing activities of $4,034,000 for the six months ended July 31, 2003 resulting primarily from the acquisition of SMC.

Net cash used in financing activities was $245,000 for the six months ended July 31, 2004 compared to net cash provided by financing activities of $9,292,000 for the same period one year ago. The aforementioned private placement accounted for $9,634,000 of the net cash provided from financing activities during the six months ended July 31, 2003.

In August, 2003, the Company entered into a financing arrangement with Bank of America ("Bank") aggregating $2,950,000 in available financing in two tranches - a revolving line of credit with $1,750,000 in availability, expiring July 31, 2004 and bearing interest at LIBOR plus 2.75%, and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%. The proceeds from the term note were used to payoff the SMC lines of credit and for working capital. As of July 31, 2004 the Company had $800,000 outstanding under the term note. AI had not drawn on the revolving line of credit.

In August 2004, in connection with its acquisition of VLI, the Company agreed to amend the existing financing arrangement with the Bank whereby the revolving line of credit was increased to $3.5 million in maximum availability, expiring May 31, 2005. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three year term note remains in effect. The amended financing arrangement contains financial and non-financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA") not exceed 2.5 to 1 (with the first measurement date being January 31, 2005) requiring a fixed charge coverage ratio not less than 1.25 to 1 (with the first measurement date being January 31, 2005), and requiring Bank consent for acquisitions and divestitures. The Company continues to pledge the majority of its assets to secure the financing arrangement. The amended financing arrangement eliminates certain previously existing covenants which had required the Company to maintain certain minimum levels of liquidity and had required the Company to maintain positive net income during the Company's fiscal quarters ended July 31, 2004 and October 31, 2004.

The Company was in default of the positive net income financial covenant at July 31, 2004. The Bank has granted a waiver for the default.

Under the amended financing arrangement, the three year term note bears interest at LIBOR plus 3.45% and the revolving line of credit bears interest at LIBOR plus 3.25%.

Subsequent  to the sale of PI, the  Company  deposited  $300,000  as  additional collateral  in a  restricted  cash  account  with the Bank.  Under  the  amended financing arrangement, subject to the successful completion of a bank examination of SMC's and VLI's records, the Bank has agreed to release the previously restricted cash to the Company. The company drew approximately $2.1 million in connection with the acquisition of VLI and for working capital for its newly acquired business. The Company paid cash consideration of approximately $6.1 million in connection with acquisition of VLI. The Company also used approximately $508,000 in cash following the merger to pay off amounts due to the former stockholder of VLI that were assumed in the merger and approximately $700,000 in cash to pay down certain equipment leases and working capital lines of credit that were assumed in the merger, and approximately $500,000 in cash to satisfy certain transaction costs that were incurred in connection with the merger.

In connection with the Merger, VLI assumed (in addition to the above items that were paid down following the merger) certain obligations of Vitarich, including equipment leases totaling approximately $267,000 which have a weighted average term to maturity of approximately fifty-three months and require aggregate monthly payments of approximately $6,000; real estate leases which have a weighted average term of approximately twenty-six months and require aggregate monthly payments of approximately $27,000. VLI also assumed accounts payable and accrued liabilities of Vitarich in connection with the merger.

At September 8, 2004, the Company had $800,000 available in cash, cash equivalents and short-term investments. The Company also had $1.4 million available under its line of credit.

With its present capital resources and cash flow from operations, the Company believes it should have sufficient resources to meet its operating needs for the next twelve months and to provide for debt maturities and capital expenditures. Prior to the end of the fiscal year, the Company expects to pursue additional sources of capital necessary in anticipation of certain additional payments which may accrue under its acquisition agreement with VLI.

CUSTOMERS

During the six months ended July 31, 2004, we provided services to telecommunications and utilities customers as well as to the Federal Government, through a contract with General Dynamics Corp. ("General Dynamics"). Certain of our more significant customer relationships are with General Dynamics, Southern Maryland Electrical Cooperative (SMECO) and Verizon Communications, Inc. General Dynamics accounted for approximately 22% of consolidated net sales during the six months ended July 31, 2004 compared to 47% one year ago. General Dynamics has substantially reduced its level on certain contracts under which it used SMC as a subcontractor. The Federal Government, through our contract with General Dynamics, has been a major customer for two years. SMECO accounted for approximately 50% of consolidated net sales during the six months ended July 31, 2004. SMECO has been a major customer for several years. Verizon accounted for approximately 10% of consolidated net sales during the six months ended July 31, 2004. Verizon has been a major customer for many years, but has indicated its intention to decrease its volume of business with us. In June 2004, Verizon advised SMC that a subcontract that SMC had with Verizon Federal Systems (VFS) was being terminated because VFS was being terminated by its customer. An increase in SMECO's level of business for the twelve months ended January 31, 2005 is expected to partially offset the Verizon decrease. Combined General Dynamics, SMECO and Verizon accounted for approximately 75% of consolidated net sales during the six months ended July 31, 2004.

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

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Company held its annual meeting of stockholders in New York, New York on June 24, 2004. The following sets forth matters submitted to a vote of the stockholders at the annual meeting.

            a) Seven members were elected to the Board of Directors, each to serve until the next annual meeting of the Company and until their respective successors have been elected and qualified. The following seven individuals were elected to the Board of Directors by the holders of common stock of the Company:

            Rainer H. Bosselmann, DeSoto Jordan, Jr., Daniel A. Levinson, W.G. Champion Mitchell, T. Kent Pugmire, James W. Quinn, and Peter L. Winslow.

            Messrs. Bosselmann, Levinson, Quinn, and Winslow were elected by a vote of 1,396,580 shares with 2,459 votes withheld. Messrs. Jordan, Mitchell, and Pugmire were elected by a vote of 1,387,580 shares with 11,459 votes withheld.

            b) The stockholders ratified the appointment of Ernst & Young to audit the financial statements of the Company and its subsidiaries for the year ended January 31, 2005, by a vote of 1,390,642 shares of common stock voting for, with 8,341 shares of common stock voting against and 76 shares of common stock abstaining.

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

            b)   Reports on Form 8-K:   None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                            ARGAN, INC.


September 14, 2004         By: /s/  Rainer Bosselmann
                               -------------------------------------------------
                               Rainer Bosselmann
                               Chairman of the Board and Chief Executive Officer


September 14, 2004         By: /s/  Arthur F. Trudel
                               -------------------------------------------------
                               Arthur F. Trudel
                               Chief Financial Officer