Form 10QSB
period 2004-10-31
ARGAN INC
filed 2004-12-13
CIK 100591

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

                        COMMISSION FILE NUMBER 001-31756


                                   ARGAN, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   DELAWARE                                 13-1947195
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation              (IRS Employer
               or organization)                         identification No.)


ONE CHURCH STREET, SUITE 302, ROCKVILLE MD                     20850
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


             Common Stock                            Shares outstanding
     COMMON STOCK, $.15 PAR VALUE            2,630,000 AS OF DECEMBER 10, 2004
--------------------------------------------------------------------------------


Transitional Small Business Disclosure Format (Check One): Yes [ ]  No |X|

                                   ARGAN, INC.


                                      INDEX


                                                                        PAGE NO.
                                                                        --------

PART I. FINANCIAL INFORMATION.................................................3

Item 1. Financial Statements..................................................3

Condensed Consolidated Balance Sheets - October 31, 2004 and
       January 31, 2004.......................................................3

Condensed Consolidated Statements of Operations for the Three Months and
       Nine Months Ended October 31, 2004 and 2003............................4

Condensed Consolidated Statements of Cash Flows for the Nine Months
       Ended October 31, 2004 and 2003........................................5

Notes to Condensed Consolidated Financial Statements..........................7

Item 2. Management's Discussion and Analysis or Plan of Operation............17

Item 3. Controls and Procedures..............................................30

PART II.  OTHER INFORMATION..................................................30

Item 1.  Legal Proceedings...................................................30

Item 2.  Changes in Securities, and Small Business Issuer Purchases of
       Equity Securities........................... .........................30

Item 3.  Defaults upon Senior Securities.....................................30

Item 4.  Submission of matters to a vote of security holders.................30

Item 5.  Other Information...................................................30

Item 6.  Exhibits and Reports on Form 8-K....................................31

SIGNATURES...................................................................32



==============================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   ARGAN, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                      OCTOBER 31,     JANUARY 31,
                                                                         2004            2004
                                                                     ------------    ------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                        $    185,000    $  5,212,000
    Investments                                                                --       3,000,000
    Accounts receivable                                                 3,078,000       1,523,000
    Receivable from affiliated entity                                     149,000              --
    Escrowed cash                                                         601,000         601,000
    Estimated earnings in excess of billings                              306,000         514,000
    Inventories                                                         3,278,000              --
    Prepaid expenses and other current assets                             745,000         150,000
                                                                     ------------    ------------
TOTAL CURRENT ASSETS                                                    8,342,000      11,000,000
                                                                     ------------    ------------

Property and equipment, net                                             2,763,000       1,913,000
Contractual customer relationships, net                                   590,000       1,476,000
Trade name                                                                224,000         680,000
Proprietary formulas, net                                               2,361,000              --
Non-contractual customer relationships, net                             1,933,000              --
Non-compete agreement, net                                              1,740,000              --
Goodwill                                                                7,563,000       1,680,000
                                                                     ------------    ------------
TOTAL ASSETS                                                         $ 25,516,000    $ 16,749,000
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                 $  1,850,000    $    918,000
    Billings in excess of estimated earnings                               14,000          20,000
    Accrued expenses                                                    1,320,000         488,000
    Deferred income tax liability                                         157,000         188,000
    Line of Credit                                                      2,569,000              --
    Current portion of long-term debt                                     852,000       1,092,000
                                                                     ------------    ------------
TOTAL CURRENT LIABILITIES                                               6,762,000       2,706,000
                                                                     ------------    ------------

Deferred income tax liability                                           2,681,000       1,064,000
Long-term debt                                                            313,000         109,000

STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share -
         500,000 shares authorized- issued - none
   Common stock, par value $.15 per share - 12,000,000 shares authorized -2,633,046 shares issued at October 31,
         2004 and 1,806,046 shares issued at January 31,
         2004 and 2,629,813 shares outstanding at October 31,
         2004 and 1,802,813 shares outstanding at January 31, 2004        394,000         270,000
   Warrants outstanding                                                   849,000         849,000
   Additional paid-in capital                                          19,140,000      14,121,000
   Accumulated deficit                                                 (4,590,000)     (2,337,000)
   Treasury stock at cost:
         3,233 shares at October 31, 2004 and January 31, 2004            (33,000)        (33,000)
                                                                     ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                             15,760,000      12,870,000
                                                                     ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 25,516,000    $ 16,749,000
                                                                     ============    ============

                             See accompanying notes.

                                   ARGAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        OCTOBER 31,                    OCTOBER 31,
                                                    2004           2003           2004           2003
                                                -----------    -----------    -----------    -----------
                                                                (Restated)                      (Restated)
Net sales                                       $ 4,850,000    $ 3,734,000    $ 8,485,000    $ 4,298,000
Cost of goods sold                                3,483,000      2,779,000      6,698,000      3,243,000
                                                -----------    -----------    -----------    -----------
     Gross profit                                 1,367,000        955,000      1,787,000      1,055,000

Selling, general and administrative expenses      1,513,000        652,000      2,991,000        954,000
Impairment loss                                          --             --      1,942,000             --
                                                -----------    -----------    -----------    -----------
Income  (Loss ) from operations                    (146,000)       303,000     (3,146,000)       101,000
Interest expense                                     34,000         27,000         64,000         31,000
Other  income                                         8,000         19,000         63,000         46,000
                                                -----------    -----------    -----------    -----------
(Loss) Income from continuing operations
   before income taxes                             (172,000)       295,000     (3,147,000)       116,000
Income tax benefit                                   29,000         25,000        893,000         25,000
                                                -----------    -----------    -----------    -----------
(Loss) Income from continuing operations           (143,000)       320,000     (2,254,000)       141,000
                                                -----------    -----------    -----------    -----------
Loss from discontinued operations, net of
   income tax provision of $506,000 and
   $751,000                                              --       (351,000)            --       (574,000)
                                                -----------    -----------    -----------    -----------
Net loss                                        ($  143,000)   ($   31,000)   ($2,254,000)   ($  433,000)
                                                ===========    ===========    ===========    ===========
Basic and diluted (loss) income per share:
   Continuing operations                        $     (0.06)   $      0.18    $     (1.13)   $      0.10
                                                -----------    -----------    -----------    -----------
   Discontinued operations                               --    $     (0.20)            --    $     (0.42)
                                                -----------    -----------    -----------    -----------
   Net loss                                     $     (0.06)   $     (0.02)     $( 1.13 )    $     (0.32)
                                                ===========    ===========    ===========    ===========
Weighted average number of shares outstanding
               - Basic                            2,354,000      1,798,000      1,987,000      1,373,000
                                                ===========    ===========    ===========    ===========
               - Diluted                          2,354,000      1,801,000      1,987,000      1,376,000
                                                ===========    ===========    ===========    ===========

                             See accompanying notes.

                                   ARGAN, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                     OCTOBER 31,
                                                                                2004           2003
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $ (2,254,000)   $   (433,000)
Adjustments to reconcile net loss to net cash used in
      operating activities:
    Depreciation and amortization                                               755,000         156,000
    Impairment loss on goodwill and intangibles                               1,942,000              --
    Deferred income taxes                                                      (934,000)        (25,000)
Changes in operating assets and liabilities:
    Accounts receivable and receivable from affiliated entity                  (234,000)       (102,000)
    Estimated earnings in excess of billings                                    208,000        (897,000)
    Inventories                                                                 (31,000)             --
    Prepaid expenses and other current assets                                  (223,000)        (72,000)
    Accounts payable and accrued expenses                                    (1,445,000)        595,000
    Billings in excess of estimated earnings                                     (6,000)         15,000
    Other                                                                       (14,000)             --
    Working capital changes of discontinued operations                               --         677,000
                                                                           ------------    ------------
            Net cash used in operating activities                            (2,236,000)        (86,000)
                                                                           ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments                                                  (9,000,000)    (12,300,000)
    Redemptions of investments                                               12,000,000       9,300,000
    Purchase of Vitarich Laboratories, Inc., net                             (6,650,000)             --
    Purchase of Southern Maryland Cable, Inc., net                                   --      (3,965,000)
    Proceeds from sale of subsidiary, net of escrow funds held                       --       3,200,000
    Purchases of property and equipment                                        (123,000)       (233,000)
    Investing activities of discontinued operations                                  --         (88,000)
                                                                           ------------    ------------
            Net cash  used in investing activities                           (3,773,000)     (4,086,000)
                                                                           ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from exercised stock options                                        11,000              --
    Proceeds from private placement  of common stock,
            net of offering costs                                                    --       9,635,000
    Proceeds from bank debt facility                                          2,569,000       1,200,000
    Principal payments on credit lines                                       (1,091,000)       (965,000)
    Payment to former stockholder on loan to Vitarich Laboratories, Inc.       (507,000)             --
    Financing activities of discontinued operations                                  --        (180,000)
                                                                           ------------    ------------
            Net cash provided by financing activities                           982,000       9,690,000
                                                                           ------------    ------------

NET (DECREASE ) INCREASE IN CASH AND CASH EQUIVALENTS                        (5,027,000)      5,518,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              5,212,000              --
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    185,000    $  5,518,000
                                                                           ============    ============

                             See accompanying notes.

                                   ARGAN, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)


                                                                       2004
                                                                   ------------
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
     FINANCING ACTIVITIES:

     Acquisition of Vitarich Laboratories, Inc.

     Fair value of net assets acquired
          Accounts receivable                                      $  1,470,000
          Inventories                                                 3,247,000
          Other current assets                                          372,000
          Deferred income taxes                                          42,000
          Property and equipment                                      1,064,000
                                                                   ------------

          Total non-cash assets                                       6,195,000

          Accounts payable and accrued expenses                       3,209,000
          Short-term borrowings and current maturities of debt        1,191,000
          Other non-current liabilities                               2,564,000
          Long-term debt                                                371,000
                                                                   ------------
                                                                      7,335,000
          Fair value of net assets acquired                          (1,140,000)
                                                                   ------------

          Excess of costs over fair value of net assets acquired     12,922,000
                                                                   ------------

          Purchase price                                           $ 11,782,000
                                                                   ============

          Cash paid                                                $  6,650,000
          Stock issued                                                5,132,000
                                                                   ------------
          Purchase price                                           $ 11,782,000
                                                                   ============

                             See accompanying notes.

                                   ARGAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Argan, Inc. (AI or the Company) conducts its operations through its wholly owned subsidiaries, Vitarich Laboratories, Inc. (VLI) which it acquired in August 2004, and Southern Maryland Cable, Inc. (SMC) which it acquired in July 2003. Through VLI, the Company develops, manufactures and distributes premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities primarily in the Mid-Atlantic Region.

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

On October 31, 2003, the Company completed the sale of PI to Western Filter Corporation (WFC) for approximately $3.5 million in cash of which $300,000 is being held in escrow for one year to indemnify WFC from any damages resulting from the breach of representations and warranties under the Stock Purchase Agreement. (See Note 11.)

The Company operates in two reportable segments.  (See Note 10.)

BASIS OF PRESENTATION

The condensed consolidated balance sheet at October 31, 2004, the condensed consolidated statements of operations for the three and nine months ended October 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine months ended October 31, 2004 and 2003 are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2004 and the results of its operations and its cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

Revenue Recognition - Vitarich Laboratories, Inc. -

Customer sales are recognized at the time title and the risks and rewards of ownership passes. This typically is when products are shipped per customer's instructions.

VLI provides for an allowance for doubtful accounts based on historical experience and a review of its receivables. Receivables are presented net of an allowance for doubtful accounts of $220,000 at October 31, 2004.

Inventories - Vitarich Laboratories, Inc. -

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration, and other factors in evaluating net realizable value.

Inventories at October 31, 2004 consist of the following:

               Raw materials                       $2,851,000
               Work-in-process                        119,000
               Finished goods                         308,000
                                                   ----------
                                                   $3,278,000
                                                   ==========

Depreciation - Vitarich Laboratories, Inc. -

Property and equipment is stated at historical cost, and depreciation is computed using the straight-line method over the lives of the assets. Machinery and equipment and office furniture and fixtures are depreciated over periods ranging five to seven years. Leasehold improvements are amortized over five years.

Research and Development Expenditures - Vitarich Laboratories, Inc.

Research and development is a key component of VLI's business development efforts. VLI develops product formulations for its customers. VLI focuses its research and development capabilities particularly on new and emerging raw materials and products. Research and development expenses relate primarily to VLI's proprietary formulations and are expensed as incurred. The Company recorded $3,000 of research and development expenses during the three months ended October 31, 2004.

Income Per Share - (Loss) income per share is computed by dividing (loss) income from continuing operations, loss from discontinued operations and net (loss) income by the weighted average number of common shares outstanding for the period. Outstanding stock options and warrants were anti-dilutive during the three and nine months ended October 31, 2004 and 2003 due to the Company's loss from continuing operations.

Seasonality - SMC's telecom infrastructure services operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

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

The Pro forma disclosures required by Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation" are reflected below:

                              PRO FORMA DISCLOSURES

                                                          NINE MONTHS    NINE MONTHS
                                                             ENDED          ENDED
                                                          OCTOBER 31,    OCTOBER 31,
                                                              2004           2003
                                                          -----------    -----------
Net loss, as reported                                     ($2,254,000)   ($  433,000)
Add:  Stock based compensation recorded
   in the financial statements                                     --             --
Deduct:  Total stock-based employee
              compensation expense
              determined under fair value based methods        41,000        138,000
                                                          -----------    -----------
Pro forma net loss                                        ($2,295,000)   ($  571,000)
                                                          -----------    -----------
Basic and diluted (loss) earnings per share:
Basic and diluted - as reported                                ($1.13)         ($.32)
                                                               ======          =====
Basic and diluted - pro forma                                  ($1.16)         ($.42)
                                                               ======          =====

                                                         THREE MONTHS   THREE MONTHS
                                                             ENDED          ENDED
                                                          OCTOBER 31,    OCTOBER 31,
                                                              2004           2003
                                                          -----------    -----------
Net loss, as reported:                                    ($  143,000)   $ ( 31,000)
Add: Stock-based compensation recorded in the
   financial statements                                            --             --
Deduct:  Total stock-based employee compensation
   expense determined under fair value based methods            8,000         46,000
                                                          -----------    -----------
Pro forma net loss                                        ($  151,000)   $   (77,000)
                                                          -----------    -----------
Basic and diluted (loss) earnings per share:
   Basic and diluted - as reported                             ($ .06)         $(.02)
                                                               ======          =====
   Basic and diluted - pro forma                               ($ .06)         $(.04)
                                                               ======          =====

NOTE 3 - ACQUISITIONS

Vitarich Laboratories, Inc.

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

The results of operations of the acquired company are included in the consolidated results of the Company from August 31, 2004, the date of acquisition.

The estimated purchase price was approximately $6.1 million in cash and 825,000 shares of the Company's common stock plus the assumption of approximately $1.6 million in debt. The merger agreement contains provisions for payment of additional consideration by the Company to the former VLI shareholder to be satisfied in the Company's common stock and cash if certain Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) thresholds for the twelve months ended February 28, 2005 are met. To meet the EBITDA thresholds, VLI must have adjusted EBITDA in excess of $2.3 million. Results in excess of the adjusted EBITDA threshold serve as the basis to determine the amount of additional payment. Any additional payments earned under the terms of the purchase agreement will be recorded as an increase in goodwill. The Company also leases two warehouse buildings at an annual rent of $150,000 from the former shareholder of VLI.

The Company's preliminary accounting for the acquisition of VLI uses the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets identified by the Company include $2,500,000, $2,000,000 and $1,800,000, respectfully, allocated to Proprietary Formulas (PF), Non-contractual Customer Relationships (NCR) and a Non-Compete Agreement (NCA). The Company is amortizing PF over three years and NCR and NCA over five years. Accumulated amortization is $139,000, $67,000, and $60,000 at October 31, 2004, respectively for PF, NCR and NCA.

AI also entered into a supply agreement with an entity owned by the seller whereby the supplier committed to sell to AI and AI committed to purchase on an as-needed basis, certain organic agriculture products. VLI did not make purchases under the supply agreement for the period from acquisition (August 31, 2004) through October 31, 2004. At October 31, 2004, AI had an $8,000 note with the aforementioned seller-owned entity.

The Company also sells its products in the normal course of business to an entity in which the former owner of VLI has a twenty percent ownership interest. The pricing on such transactions is consistent with VLI's general customer pricing for nonaffiliated entities. VLI had approximately $130,000 in sales with this entity for the period from acquisition (August 31, 2004) to October 31, 2004. At October 31, 2004, the affiliated entity owed $189,000 to VLI.

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

The Company accounted for the acquisition of SMC using the purchase method of accounting whereby the excess of cost over the net amounts assigned to identifiable assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets included $1,600,000 and $680,000 allocated to Contractual Customer Relationships ("CCR") and Trade Name, respectively, and $1,680,000 to Goodwill. The Company recorded an impairment loss with respect to goodwill and intangible assets for the nine months ended October 31, 2004 (See Note 5). The Company is amortizing the CCR over a weighted average life of seven years. Accumulated amortization is $264,000 at October 31, 2004 excluding the impairment loss. The Trade Name was determined to have an indefinite useful life and is not being amortized.

The following unaudited pro forma statements of operations for the three and nine months ended October 31, 2004 and 2003, do not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisitions had occurred on February 1, 2003, or that may be obtained in the future. The pro forma presentation also excludes the discontinued operations of PI. VLI and SMC previously reported their results of operations using a calendar year-end. No material events occurred subsequent to this reporting period that would require adjustment to our unaudited pro forma statements of operations. The number of shares outstanding used in calculating pro forma earnings per share assume that the private offering discussed in Note 9 was consummated at February 1, 2003 and the 825,000 shares issued in connection with the acquisition of VLI.

                                                                NINE MONTHS     NINE MONTHS
                                                                   ENDED           ENDED
                                                                OCTOBER 31,     OCTOBER 31,
                                                                    2004            2003
                                                               ------------    ------------
Pro Forma Statements of Operations
Net sales                                                      $ 18,098,000    $ 18,124,000
Cost of goods sold                                               13,678,000      13,521,000
                                                               ------------    ------------
Gross profit                                                      4,420,000       4,603,000
Selling, general and administrative expenses                      4,938,000       4,068,000
Impairment loss                                                   1,942,000              --
                                                               ------------    ------------
(Loss) income from operations                                    (2,460,000)        535,000
Other expense                                                        50,000          19,000
                                                               ------------    ------------
(Loss) income from continuing operations before income
     taxes                                                       (2,510,000)        516,000
Income tax (benefit) provision                                     (714,000)        206,000
                                                               ------------    ------------
(Loss) income from continuing operations                       ($ 1,796,000)   $    310,000
                                                               ============    ============
(Loss) income per share
     - basic                                                         $(0.68)          $0.12
     - diluted                                                       $(0.68)          $0.12
Weighted average shares outstanding:
     - basic                                                      2,624,000       2,624,000
     - diluted                                                    2,624,000       2,624,000

                                                               THREE MONTHS    THREE MONTHS
                                                                   ENDED           ENDED
                                                                OCTOBER 31,     OCTOBER 31,
                                                                    2004            2003
                                                               ------------    ------------
Net sales                                                      $  6,202,000    $  7,765,000
Cost of goods sold                                                4,450,000       5,677,000
                                                               ------------    ------------
Gross profit                                                      1,752,000       2,088,000
Selling, general and administrative expenses                      1,716,000       1,451,000
                                                               ------------    ------------
Income from operations                                               36,000         637,000

Other expense                                                        48,000          21,000
                                                               ------------    ------------
(Loss) income from continuing operations before income taxes
                                                                    (12,000)        616,000
Income tax (benefit) provision                                       (5,000)        246,000
                                                               ------------    ------------
(Loss) income from continuing operations                       ($     7,000)   $    370,000
                                                               ============    ============
Income per share
     - basic                                                             --           $0.14
     - diluted                                                           --           $0.14
Weighted average shares outstanding:
     - basic                                                      2,624,000       2,624,000
     - diluted                                                    2,624,000       2,624,000


NOTE 4 - LETTER OF INTENT WITH VITAMIN RESEARCH PRODUCTS, INC.

On October 28, 2004, the Company entered into a letter of intent with Vitamin Research Products, Inc. ("VRP") to acquire all of the common stock of VRP. The consummation of the transaction is contingent upon the completion of the Company's due diligence, the signing of a definitive purchase and sale agreement, approval of both companies' board of directors and other conditions.

NOTE 5 - IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During the nine months ended October 31, 2004, the Company determined that both events and changes in circumstances with respect to SMC's business climate would have a significant effect on its future estimated cash flows. During the nine months ended October 31, 2004, SMC terminated a customer contract which had historically provided positive margins and cash flows. In addition, SMC experienced revenue levels well below expectations for its largest fixed priced contract customer. As a consequence, SMC has reduced its future forecasts and expectations of cash flows. As a result of these events, the Company believed that there was an indication that its intangible assets not subject to amortization might be impaired. The Company determined the fair value of its Goodwill and Trade Name and compared it to the respective carrying amounts. The carrying amounts exceeded the Goodwill and Trade Name's respective fair values by $740,000 and $456,000, respectively, which the Company recorded as an impairment loss for the nine months ended October 31, 2004.

During the nine months ended October 31, 2004, the Company terminated the above mentioned customer contract. The impact of the termination indicated that the Company's Contractual Customer Relationships carrying amount was not fully recoverable. Accordingly, the Company determined the fair value of the CCR's and compared it to its carrying amount. The Company recorded an impairment loss of $746,000, as this was the amount by which the CCR's carrying amount exceeded its fair value.

NOTE 6- DISCONTINUED OPERATIONS

On October 31, 2003, as part of its plan to reallocate its capital to its acquisition program, AI sold PI to WFC. The sales price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow for one year to indemnify WFC from any damages resulting from a breach of representations and warranties under the Stock Purchase Agreement. During the three months ended October 31, 2004, WFC asserted that the Company breached certain representations and warranties under the Stock Purchase Agreement (See
Note 11). AI recognized a gain on sale of approximately $167,000, net of income taxes of $506,000. The Company utilized net operating losses to offset the gain on sale. The $506,000 is the amount of the deferred tax assets related to the PI which has been sold. In accordance with SFAS No. 144 "Accounting for the

Impairment  or Disposal  of  Long-Lived  Assets,"  the  Company  classified  the
operating  results  of  PI  as  discontinued   operations  in  the  accompanying
statements of operations.


The results of the discontinued operations are as follows:

                                                    THREE MONTHS    NINE MONTHS
                                                        ENDED           ENDED
                                                     OCTOBER 31,     OCTOBER 31,
                                                        2003            2003
                                                    -----------    -----------
Net sales                                           $ 1,447,000    $ 5,050,000
Cost of goods sold                                    1,317,000      3,834,000
                                                    -----------    -----------
Gross profit                                            130,000      1,216,000
Selling, general and administrative expenses            645,000      1,701,000
                                                    -----------    -----------
Operating loss from discontinued operations            (515,000)      (485,000)
Other expense                                             3,000         11,000
                                                    -----------    -----------
Loss from discontinued operations before
      income taxes                                     (518,000)      (496,000)
Income tax provision                                         --        245,000
                                                    -----------    -----------
Loss from discontinued operations                   $  (518,000)   $  (741,000)
                                                    ===========    ===========

The Company has restated its previously issued financial statements to reflect, as discontinued operations, the operations of its wholly owned subsidiary, PI. Because of the reclassification of PI as discontinued operations, the Company was required to retroactively restate its financial statements for the three and nine months ended October 31, 2003.

NOTE 7 - DEBT

In August, 2003, the Company entered into a financing arrangement with Bank of America ("Bank") aggregating $2,950,000 in available financing in two facilities
- a revolving line of credit with $1,750,000 in availability, having an initial expiration date of July 31, 2004 and bearing interest at LIBOR plus 2.75%, and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%. The proceeds from the term note were used to payoff the SMC lines of credit and for working capital. As of October 31, 2004, the Company had $700,000 outstanding under the term note.

In August 2004, the Company agreed to amend the existing financing arrangement with the Bank whereby the revolving line of credit was increased to $3.5 million in maximum availability, expiring May 31, 2005. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three year term note remains in effect. The amended financing arrangement contains financial and non-financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization
("EBITDA")  not  exceed 2.5 to 1 (with the first  test date  being  January  31,
2005), requiring a pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the first test date being January 31, 2005) and requiring Bank consent for acquisitions and divestitures. The Company continues to pledge the majority of its assets to secure the financing arrangement. The amended financing arrangement eliminates certain previously existing covenants which had required the Company to maintain certain minimum levels of liquidity and had required the Company to maintain positive net income during the Company's fiscal quarters ended July 31, 2004 and October 31, 2004. As of October 31, 2004, the Company had $2,569,000 outstanding under the revolving line of credit.

Under the amended financing arrangement, the three year term note bears interest at LIBOR plus 3.45% and the revolving line of credit bears interest at LIBOR plus 3.25%.

Subsequent to the sale of PI, the Company deposited $300,000 as additional collateral in a restricted cash account with the Bank. The Company drew approximately $2.1 million on the revolving line of credit in connection with the acquisition of VLI and for working capital for its newly acquired business in September 2004. Under the amended financing arrangement, subject to the successful completion of a standard Bank examination of SMC's and VLI's records, the Bank has agreed to release the previously restricted cash to the Company.

NOTE 8 - INCOME TAXES

The actual effective rate of the income tax benefit for the three and nine months ended October 31, 2004 differs from the "expected" tax rate by applying the U.S. Federal Corporate income tax rate to loss from continuing operations before income taxes. For the nine months ended October 31, 2004, included in the loss from continuing operations is the $740,000 impairment loss from goodwill which is treated as a permanent difference for income tax reporting purposes. Contributing to the difference in expected taxes for the three and nine months ended October 31, 2004 is state income taxes accrued for VLI's profitable performance.

NOTE 9 - PRIVATE OFFERING OF COMMON STOCK

On April 29, 2003, the Company completed a private offering of approximately 1,304,000 shares of its common stock at a price of $7.75 per share. The proceeds of the private offering were approximately $10,107,000 prior to giving effect to offering costs of $472,000 and the proceeds which may be derived from the future exercise of 230,000 warrants, issued in connection with the private placement at an exercise price of $7.75 per share. A portion of the net proceeds of the private placement was used in the acquisition of SMC and in final payment of the Company's credit facility with U.S. Bancorp. The remaining net proceeds were used for acquisitions in growth-oriented industries and for working capital. The private offering was approved by shareholder vote on April 15, 2003.

NOTE 10 - SEGMENT INFORMATION

Effective with the acquisition of VLI, the Company has two operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

The Company's two reportable segments are telecom infrastructure services and nutraceutical products. The Company conducts its operations through its wholly owned subsidiaries - VLI and SMC. The "Other" column includes the Company's corporate and unallocated expenses.

The Company's reportable segments are organized in separate business units with different management, customers, technology and services. The respective segments account for respective businesses using the accounting policies described as its significant accounting policies in its filings in Note 1 to the Company's Form 10-KSB and Note 2 to the Company's Form 10-QSB herein. Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                               FOR THE NINE MONTHS
                             ENDED OCTOBER 31, 2004

                                        Telecom
                                     Infrastructure   Nutraceutical(1)
                                        Services         Products           Other          Consolidated
                                      -----------       -----------      -----------       -----------
Net sales                             $ 5,718,000       $ 2,767,000      $        --       $ 8,485,000
Cost of goods sold                      4,873,000         1,825,000               --         6,698,000
                                      -----------       -----------      -----------       -----------
     Gross profit                         845,000           942,000               --         1,787,000

Selling, general and administrative
   expenses                             1,279,000           580,000        1,132,000         2,991,000
Impairment loss                         1,942,000                --               --         1,942,000
                                      -----------       -----------      -----------       -----------
(Loss) income from operations          (2,376,000)          362,000       (1,132,000)       (3,146,000)
Interest expense                           36,000            25,000            3,000            64,000
Other income                                5,000                --           58,000            63,000
                                      -----------       -----------      -----------       -----------
(Loss) income from continuing
    operations before income taxes    ($2,407,000)      $   337,000      ($1,077,000)       (3,147,000)
                                      ===========       ===========      ===========       -----------

Income tax benefit                                                                             893,000
                                                                                           -----------

Loss from continuing operations                                                             ($2,254,000)
                                                                                           ===========

                              FOR THE THREE MONTHS
                             ENDED OCTOBER 31, 2004

                                        Telecom
                                     Infrastructure   Nutraceutical(1)
                                        Services         Products           Other          Consolidated
                                      -----------       -----------      -----------       -----------
Net sales                             $ 2,083,000       $ 2,767,000      $        --       $ 4,850,000
Cost of goods sold                      1,658,000         1,825,000               --         3,483,000
                                      -----------       -----------      -----------       -----------
     Gross profit                         425,000           942,000               --         1,367,000

Selling, general and administrative
      expenses                            452,000           580,000         (481,000)        1,513,000
Impairment loss                                --                --               --                --
                                      -----------       -----------      -----------       -----------

Income (loss) from operations             (27,000)          362,000         (481,000)         (146,000)
Interest expense                            9,000            25,000               --            34,000
Other income                                   --                --            8,000             8,000
                                      -----------       -----------      -----------       -----------
(Loss) income from continuing
    operations before income taxes    ($   36,000)      $   337,000      ($  473,000)         (172,000)
                                      ===========       ===========      ===========
Income tax benefit                                                                              29,000
                                                                                           -----------

Loss from continuing operations                                                            $  (143,000)
                                                                                           ===========

(1) Operating results of VLI are included since date of acquisition, August 31, 2004.

NOTE 11 - CLAIM BY WESTERN FILTER CORPORATION

During the three months ended October 31, 2004, WFC delivered notification to the Company asserting that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party in connection with the Stock Purchase Agreement.

The Company has reviewed WFC's claim and believes that substantially all of the claims are without merit. The Company will vigorously contest WFC's claim.

During the three months ended October 31, 2004, the Company recorded an accrual for a loss related to this matter of $150,000 for losses related to WFC's claim that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at October 31, 2004, that may result from this matter for which the Company has recorded an accrual is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.

NOTE 12 - RESTATEMENT OF QUARTERLY RESULTS

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

                                                 AS REPORTED     AS RESTATED
                                                 THREE MONTHS    THREE MONTHS
                                                    ENDED            ENDED
                                              OCTOBER 31, 2003  OCTOBER 31, 2003
                                              ----------------  ----------------
Selling, general and administrative               $ 690,000       $ 652,000
Operating (loss) income                           $ 265,000       $ 303,000
Pretax income (loss) from continuing
      operations                                  $ 257,000       $ 295,000
Income tax benefit                                ($ 40,000)      ($ 25,000)
Income (loss) from continuing operations          $ 297,000       $ 320,000
Net income (loss)                                 ($ 54,000)      ($ 31,000)
Earnings Per Share:
   Basic earnings per share from continuing
    operations                                    $    0.17       $    0.18
   Basic net loss per common share                ($   0.03)      ($   0.02)

Diluted earnings per share from continuing
    operations                                    $    0.16       $    0.18
   Diluted net loss per common share              ($   0.03)      ($   0.02)

                                                 AS REPORTED      AS RESTATED
                                                 NINE MONTHS      NINE MONTHS
                                                    ENDED            ENDED
                                              OCTOBER 31, 2003  OCTOBER 31, 2003
                                              ----------------  ----------------
Selling, general and administrative               $ 992,000       $ 954,000
Operating (loss) income                           $  63,000       $ 101,000
Pretax income (loss) from continuing
    operations                                    $  78,000       $ 116,000
Income tax benefit                                ($ 40,000)      ($ 25,000)
Income (loss) from continuing operations          $ 118,000       $ 141,000
Net income (loss)                                 ($456,000)      ($433,000)

Earnings Per Share:
   Basic earnings per share from continuing
    operations                                    $    0.09       $    0.10
   Basic net loss per common share                ($   0.33)      ($   0.32)
   Diluted earnings per share from continuing
    operations                                    $    0.09       $    0.10
   Diluted net loss per common share              ($   0.33)      ($   0.32)


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

GENERAL

We conduct our operations through our wholly owned subsidiaries, Vitarich Laboratories, Inc., (VLI) which we acquired in August 2004 and Southern Maryland Cable, Inc. (SMC) that we acquired in July 2003. Through VLI, the Company develops, manufactures and distributes premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities.

We were organized as a Delaware corporation in May 1961. On October 23, 2003, our shareholders approved a plan providing for the internal restructuring of the Company whereby we became a holding company, and our operating assets and liabilities relating to our Puroflow business were transferred to a newly-formed, wholly owned subsidiary. The subsidiary then changed its name to "Puroflow Incorporated" and we changed our name from Puroflow Incorporated to

"Argan, Inc." At the time of the transfer, we also held SMC as our only other wholly owned operating subsidiary.

On October 28, 2004, the Company entered into a letter of intent with Vitamin Research Products, Inc. ("VRP") to acquire all of the common stock of VRP. The consummation of the transaction is contingent upon the completion of the Company's due diligence, the signing of definitive purchase and sale agreement, approval of both companies' board of directors and other conditions.

On October 31, 2003, we completed the sale of Puroflow Incorporated (a wholly-owned subsidiary) to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is held in escrow for one year to indemnify WFC from losses resulting from a breach of the representations and warranties made by us in connection with that sale. During the three months ended October 31, 2004, WFC delivered notification to the Company asserting that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party.

The Company has reviewed WFC's claim and believes that the claims are substantially without merit. The Company will vigorously contest WFC's claims. During the three months ended October 31, 2004, the Company recorded an accrual for loss related to this matter of $150,000 with respect to this claim. (See
Note 11 to the Company's financial statements for further information.)

During the nine months ended October 31, 2004, we determined that both events and changes in circumstances with respect to SMC's business climate would have a significant effect on our future estimated cash flows. During the nine months ended October 31, 2004, SMC had a customer contract terminated which had historically provided positive margins and cash flows. In addition, SMC experienced revenue levels well below expectations for its largest fixed priced contract customer. As a consequence, SMC has reduced its future expectation of cash flows. In connection with the foregoing, we recorded an impairment charge totaling $1,942,000 during the nine months ended October 31, 2004 ($740,000, $456,000 and $746,000, respectively, to Goodwill, Trade Name and Contractual Customer Relationships). We believe that the foregoing events will adversely affect SMC's revenue, gross margin, net income and cash flow for the foreseeable future.

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

We are a holding company with no operations other than our investments in SMC and VLI. At October 31, 2004, there were no restrictions with respect to dividends or other payments from VLI and SMC to AI.

NUTRITIONAL PRODUCTS

We are dedicated to the research, development, manufacture and distribution of premium nutritional supplements, whole-food dietary supplements and personal care products. Several have garnered honors including the National Nutritional Foods Association's prestigious People's Choice Awards for best products of the year in its respective category.

We provide nutrient-dense, super-food concentrates, vitamins and supplements. Our customers include health food store chains, mass merchandisers, network marketing companies, pharmacies and major retailers.

We intend to enhance our position in the fast growing global nutrition industry through our innovative product development and research. We believe that we will be able to expand our distribution channels by providing continuous quality assurance and by focusing on timely delivery of superior nutraceutical products.

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

REVENUE RECOGNITION

Vitarich Laboratories, Inc.

We manufacture products for our customers based on their orders. We typically ship the orders immediately after production keeping relatively little on-hand as finished goods inventory. We recognize customer sales at the time title and the risks and rewards of ownership passes to our customer. Cost of goods and finished goods inventory sold include raw materials and direct labor as well as other direct costs combined with allocations of indirect operational costs.

Southern Maryland Cable, Inc.

We generate revenue under various arrangements, including contracts under which revenue is determined on a fixed price basis and on a time and materials basis. Revenues from time and materials contracts are recognized when the related service is provided to the customer. Revenues from fixed price contracts, including a portion of estimated profit, is recognized as services are provided, based on costs incurred and estimated total contract costs in accordance with Statement of Position 81-1, Accounting for Performance of Construction Type and Certain Production-Type Contracts, using the percentage of completion method.

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. Estimated earnings in excess of billings and billings in excess of estimated earnings totaled $306,000 and $14,000, respectively, at October 31, 2004.

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

During the nine months ended October 31, 2004, we recognized that an impairment existed with respect to our goodwill, contractual customer relationships and trade name. (See further discussion of our results of operations for the nine months ended October 31, 2004.)

CONTRACTUAL CUSTOMER RELATIONSHIPS ("CCR'S")

The fair value of the Contractual Customer Relationships (CCR's) was determined at the time of the acquisition of SMC by discounting the cash flows expected from SMC's continued relationships with three customers - General Dynamics, Verizon Communications and Southern Maryland Electric Cooperative. Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions. In some cases, the estimates of future cash flows reflect periods beyond those of the current contracts in place. The expected cash flows were discounted based on a rate that reflects the perceived risk of the CCR's, the estimated weighted average cost of capital and SMC's asset mix. We are amortizing the CCR's over a seven year weighted average life given the long standing relationship SMC has with SMECO.

During the nine months ended October 31, 2004, we recognized that an impairment existed with respect to our goodwill, contractual customer relationships and trade name. (See further discussion of our results of operations for the nine months ended October 31, 2004.)

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

During the nine months ended October 31, 2004, we recognized that an impairment existed with respect to our goodwill, contractual customer relationships and trade name. (See further discussion of our results of operations for the nine months ended October 31, 2004.)

PROPRIETARY FORMULAS

The Fair Value of the Proprietary Formulas (PF's) was determined at the time of the acquisition of VLI by discounting the cash flows expected from developed, formulations based on relative technology contribution and estimates regarding product lifecycle and development costs and time. The expected cash flows were discounted based on a rate that reflects the perceived risk of the PF's, the estimated weighted average cost of capital and VLI's asset mix. We are amortizing the PF's over a three year life based on the estimated contributory life of the proprietary formulations utilizing estimated historical product lifecycles and changes in technology.

NON-CONTRACTUAL CUSTOMER RELATIONSHIPS

The fair value of the Non-Contractual Customer Relationships (NCR's) was determined at the time of acquisition of VLI by discounting the net cash flows expected from existing customer revenues. Although VLI does not operate using long-term contracts, historical experience indicates that customers repeat orders due to the costs associated with changing suppliers. VLI has had a relationship of five years or more with most of its currently significant customers. The expected cash flows were discounted based on a rate that reflects the perceived risk of the NCR's, the estimated weighted average cost of capital and VLI's asset mix. We are amortizing the NCR's over a five year life based on the length of VLI's significant customer relationships.

NON-COMPETE AGREEMENT

The fair value of the Non-Compete Agreement (NCA) was determined at the time of acquisition of VLI by discounting the estimated reduction in the cash flows expected if one key employee, the former sole shareholder of VLI, were to leave. The key employee signed a non-compete clause prohibiting the employee from competing directly or indirectly for five years. The estimated reduced cash flows were discounted based on a rate that reflects the perceived risk of the NCA, the estimated weighted average cost of capital and VLI's asset mix. We are amortizing the NCA over five years, the length of the non-compete agreement.

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

RECENTLY ISSUES ACCOUNTING PRONOUNCEMENTS

In November 2004, Statement of Financial Accounting Standards ("SFAS") No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4" was issued. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt the provisions of SFAS No. 151 in its fiscal year 2006. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial statements.

SALE OF MANUFACTURING OPERATIONS

On October 31, 2003, as part of our plan to reallocate our capital to our acquisition program, we sold PI to WFC. The sales price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow to indemnify WFC from any damages resulting from a breach of representations and warranties under the Stock Purchase Agreement. During the three months ended October 31, 2004, WFC asserted that the Company breached certain representations and warranties under the Stock Purchase Agreement. (See Note 11.) We recognized a gain on sale of approximately $167,000, net of income taxes of $506,000. We utilized net operating losses to offset the gain on sale and thus, have no current tax liability in connection with the sale. The $506,000 is the amount of the deferred tax assets at the date of sale related to Puroflow (which has been sold). In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," we classified the operating results of PI as discontinued operations in the accompanying statements of operations.

The results of the discontinued operations are as follows:

                                                     THREE MONTHS                NINE MONTHS
                                                         ENDED                      ENDED
                                                   OCTOBER 31, 2003           OCTOBER 31, 2003
                                                 -----------------------    ----------------------
Net sales                                                   $1,447,000                $5,050,000
Cost of goods sold                                           1,317,000                 3,834,000
                                                 -----------------------    ----------------------
Gross profit                                                   130,000                 1,216,000
Selling, general and administrative expenses                   645,000                 1,701,000
                                                 -----------------------    ----------------------
Operating loss from discontinued operations                   (515,000)                 (485,000)
Other expense                                                   (3,000)                   11,000
                                                 -----------------------    ----------------------
Loss from discontinued operations before
      income taxes                                            (518,000)                 (496,000)
Income tax provision                                           --                        245,000
                                                 -----------------------    ----------------------
Loss from discontinued operations                           ($ 518,000)               ($ 741,000)
                                                 =======================    ======================

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

Pursuant to the merger agreement, the Company paid Kevin J. Thomas (Thomas), the former shareholder of Vitarich, initial consideration consisting of (i) $6,050,000 in cash (the Initial Cash Consideration); and (ii) 825,000 shares of the Company's common stock which was valued at $5,132,000 (the Initial Stock Consideration), subject to possible downward adjustment in the event that the net worth of Vitarich as of the closing date is less than $1,200,000.

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

In connection with the merger, the Company assumed approximately $1.6 million of Vitarich indebtedness (including approximately $1.1 million of equipment leases and working capital credit lines and approximately $507,000 that was due to Thomas by Vitarich at the time of the merger) as well as Vitarich accounts payable and accrued liabilities. The Company also assumed certain real property leases and other obligations of Vitarich in connection with the merger. The Company paid off the $507,000 that was due to Thomas at the closing of the merger and paid off approximately $714,000 of the assumed equipment leases and working capital credit lines following the closing of the merger.

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

ACQUISITION OF SOUTHERN MARYLAND CABLE, INC.

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

During the nine months ended October 31, 2004, we recorded impairment losses for goodwill and intangible assets which were acquired in the acquisition. (See Note 5 and the further discussion of our results of operations for the nine months ended October 31, 2004).

PRO FORMA RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO PRO FORMA RESULTS FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2003.

The following summarizes the pro forma results of our operations for the three and nine months ended October 31, 2004 compared to the pro forma results for the three and nine months ended October 31, 2003, as if the acquisitions of VLI and SMC were completed on February 1, 2003. The unaudited pro forma statements of operations do not include the operating results of PI which have been reclassified as discontinued operations in the condensed consolidated statements of operations (see Note 6). The unaudited statements of operations do not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisitions and disposition had occurred on February 1, 2003, or that may be obtained in the future. VLI and SMC previously reported their results of operations using a calendar year-end. No material events occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma results in the pro forma statements of operations.

                                                     THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                         OCTOBER 31                           OCTOBER 31
Pro forma Statements of Operations                2004               2003               2004               2003
                                                  ----               ----               ----               ----
                                               (Pro Forma)        (Pro Forma)       (Pro Forma)        (Pro Forma)
Net sales                                     $  6,202,000       $  7,765,000      $ 18,098,000       $ 18,124,000
    Cost of goods sold                           4,450,000          5,677,000        13,678,000         13,521,000
                                              ------------       ------------      ------------       ------------
    Gross profit                                 1,752,000          2,088,000         4,420,000          4,603,000
                                              ------------       ------------      ------------       ------------
Selling, general and
     administrative expenses                     1,716,000          1,451,000         4,938,000          4,068,000
Impairment loss                                         --                 --         1,942,000                 --
                                              ------------       ------------      ------------       ------------
(Loss) income from
     operations                                     36,000            637,000        (2,460,000)           535,000
Other expense                                       48,000             21,000            50,000             19,000
                                              ------------       ------------      ------------       ------------
(Loss) income from continuing operations
     before income taxes                           (12,000)           616,000        (2,510,000)           516,000
Income tax (benefit)
     provision                                      (5,000)           246,000          (714,000)           206,000
                                              ------------       ------------      ------------       ------------
(Loss) income from
     continuing operations                    ($     7,000)      $    370,000      ($ 1,796,000)      $    310,000
                                              ============       ============      ============       ============

Due to the aforementioned acquisitions of VLI and SMC and disposition of PI, the Company has compared the pro forma results of operations of AI for the three and nine months ended October 31, 2004 to AI's pro forma statement of operations for the three and nine months ended October 31, 2003, as if the acquisitions of VLI and SMC occurred on February 1, 2003. The unaudited pro forma statements of operations do not include the operating results of PI which have been reclassified as discontinued operations in the condensed consolidated statements of operations (see Note 6). The unaudited statements of operations do not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisitions and disposition had occurred on February 1, 2003, or that may be obtained in the future. VLI and SMC previously reported their results of operations using a calendar year-end. No material events occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma results in the pro forma statement of operations.

PRO FORMA RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED OCTOBER 31, 2003

PRO FORMA NET SALES

AI, through its wholly owned subsidiaries VLI and SMC, had pro forma net sales of $6,202,000 for the three months ended October 31, 2004 compared to pro forma net sales of $7,765,000 for the three months ended October 31, 2003. The decrease of $1,563,000 or 20% is due primarily to the decrease in volume of infrastructure services provided to an SMC customer under fixed-priced contracts which was offset, in part, by increased volumes of services rendered under unit-priced contracts.

PRO FORMA COST OF GOODS SOLD

For the three months ended October 31, 2004, pro forma cost of goods sold was $4,450,000 or 72% of pro forma net sales compared to $5,677,000 or 73% of pro forma net sales for the three months ended October 31, 2003. Decreased costs as a percent of net sales is due to improved operating margins at VLI from favorable customer pricing which offset inefficiencies experienced as the Company's volume under and number of fixed-priced contracts at SMC decreased during the three months ended October 31, 2004.

PRO FORMA SELLING GENERAL AND ADMINISTRATIVE EXPENSES
Pro forma selling, general and administrative expenses were $1,716,000 or 28% of pro forma net sales for the three months ended October 31, 2004 compared to $1,451,000 or 19% of pro forma net sales for the three months ended October 31, 2003. The increase of $265,000 was due primarily to the WFC claim accrued at $150,000 and to general and administrative expenses incurred for the corporate management team and efforts on expansion into the nutraceutical industry.

PRO FORMA OTHER EXPENSE, NET

We had pro forma other expense, net of $48,000 for the three months ended October 31, 2004 compared to pro forma other expense, net of $21,000 for the three months ended October 31, 2003.

PRO FORMA INCOME TAXES

AI's pro forma tax benefit was $5,000 for the three months ended October 31, 2004 compared to pro forma tax provision of $246,000 at October 31, 2003. AI used a 40% pro forma tax rate.

PRO FORMA RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED OCTOBER 31, 2004 COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2003

We compare the pro forma results of our operations for the nine months ended October 31, 2004 to pro forma results for the nine months ended October 31, 2003, as if the acquisitions of VLI and SMC were completed on February 1, 2003. (See the table on page 25.)

PRO FORMA NET SALES

AI, through its wholly owned subsidiaries, VLI and SMC, had pro forma net sales of $18,098,000 for the nine months ended October 31, 2004 compared to pro forma net sales of $18,124,000 for the nine months ended October 31, 2003. SMC experienced a decrease of $2.8 million in net sales which was offset by a $2.8 million increase in VLI's net sales.

PRO FORMA COST OF GOODS SOLD
For the nine months ended October 31, 2004, pro forma cost of goods sold was $13,678,000 or 76% of net sales compared to $13,521,000 or 75% of pro forma net sales for the nine months ended October 31, 2003. VLI experienced a decrease in cost of goods sold percentage from 73% to 71% due to favorable pricing to customers which offset, in part, SMC's negative performance.

PRO FORMA SELLING GENERAL AND ADMINISTRATIVE EXPENSES

Pro forma selling, general and administrative expenses were $4,938,000 or 27% of pro forma net sales for the nine months ended October 31, 2004 compared to $4,068,000 or 22% of pro forma net sales for the nine months ended October 31, 2003, an increase of $870,000. General and administrative expenses incurred for general corporate expenses and for the corporate management team's efforts focused on expansion into the nutraceutical industry contributed to the increase as well as the $150,000 which AI accrued for the WFC claim. The management team was in place for nine months in 2004 compared to six months in 2003.

IMPAIRMENT OF GOODWILL AND INTANGIBLES

During the nine months ended October 31, 2004, the Company determined that both events and changes in circumstances with respect to its business climate would have significant effect on its future estimated cash flows. During the nine months ended October 31, 2004, SMC had a customer contract terminated which had historically provided positive margins and cash flows. In addition, SMC experienced revenue levels well below expectations for its largest fixed priced contract customer. As a consequence, SMC has reduced its future expectations of cash flows. As a result of these events, the Company believed that there was an indication that its intangible assets not subject to amortization might be impaired. The Company determined the fair value of its Goodwill and Trade Name and compared it to its respective carrying amounts. The carrying amounts exceeded the Goodwill and Trade Name's respective fair values by $740,000 and $456,000, respectively, which the Company recorded as an impairment loss for the nine months ended October 31, 2004.

During the nine months ended October 31, 2004, the Company terminated a customer contract. The impact of the termination indicated that its Contractual Customer Relationships carrying amount was not fully recoverable. Accordingly, the Company determined the fair value of the CCR's and compared it to its carrying amount. The Company recorded an impairment loss of $746,000 as this is the amount by which the CCR's carrying amount exceeded its fair value.

PRO FORMA OTHER EXPENSE, NET

We had pro forma other expense, net of $50,000 for the nine months ended October 31, 2004 compared to pro forma other expense, net of $19,000 for the nine months ended October 31, 2003.


PRO FORMA INCOME TAX BENEFIT

AI's effective pro forma income tax benefit rate was 28% for the nine months ended October 31, 2004. AI recorded $740,000 on an actual impairment of goodwill for the nine months ended October 31, 2004 which is treated as a permanent difference for income tax reporting purposes. We considered the aforementioned permanent difference in AI's pro forma effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

At October 31, 2004 and January 31, 2004, the Company had $185,000 and $8,212,000 respectively available in cash and cash equivalents and short-term investments. On April 29, 2003, the Company completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share. The net proceeds from the private placement aggregated approximately $9,635,000. A portion of the proceeds were used in the acquisition of SMC and VLI.

On October 31, 2003, AI sold its subsidiary,  PI, to Western Filter  Corporation
(WFC). The sales price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow. (See Note 11.)

Net cash used in operations for the nine months ended October 31, 2004 was $2,236,000 compared with $86,000 cash used in operations for the nine months ended October 31, 2003. The decrease in cash provided by operations is primarily due to the reduced performance of SMC's revenue resulting in a loss from continuing operations.

Cash used in investing activities was $3,773,000 for the nine months ended October 31, 2004 due primarily to the acquisition of VLI for which the Company redeemed short-term investments compared to cash used in investing activities of $4,086,000 for the nine months ended October 31, 2003 due primarily to the acquisition of SMC and the purchase of short-term investments.

Net cash provided by financing activities was $982,000 for the nine months ended October 31, 2004 compared to net cash provided by financing activities of $9,690,000 for the same period one year ago. Proceeds from the expanded credit facility with Bank of America (Bank) were used to pay approximately $714,000 of the $1,091,000 paid in principal on credit lines as well as amounts owed to the former shareholder of VLI. The aforementioned private placement accounted for $9,635,000 of the net cash provided from financing activities during the nine months ended October 31, 2003.

In August, 2003, the Company entered into a financing arrangement with Bank aggregating $2,950,000 in available financing in two facilities - a revolving line of credit with $1,750,000 in availability, expiring July 31, 2004 and bearing interest at LIBOR plus 2.75%, and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%. The proceeds from the term note were used to payoff the SMC lines of credit and for working capital. As of October 31, 2004 the Company had $700,000 outstanding under the term note.

In August 2004, in connection with its acquisition of VLI, the Company agreed to amend the existing financing arrangement with the Bank whereby the revolving line of credit was increased to $3.5 million in maximum availability, expiring May 31, 2005. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three year term note remains in effect. The amended financing arrangement contains financial and non-financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization ("EBITDA") not exceed 2.5 to 1 (with the first measurement date being January 31, 2005) requiring a pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the first measurement date being January 31, 2005), and requiring Bank consent for acquisitions and divestitures. The Company continues to pledge the majority of its assets to secure the financing arrangement. The amended financing arrangement eliminates certain previously existing covenants which had required the Company to maintain certain minimum levels of liquidity and had required the Company to maintain positive net income during the Company's fiscal quarters ended July 31, 2004 and October 31, 2004. As of October 31, 2004, the Company had $2,569,000 outstanding under the revolving line of credit.

Under the amended financing arrangement, the three year term note bears interest at LIBOR plus 3.45% and the revolving line of credit bears interest at LIBOR plus 3.25%.

Subsequent  to the sale of PI, the  Company  deposited  $300,000  as  additional collateral  in a  restricted  cash  account  with the Bank.  Under  the  amended financing arrangement, subject to the successful completion of a bank examination of SMC's and VLI's records, the Bank has agreed to release the previously restricted cash to the Company. The company drew approximately $2.1 million in connection with the acquisition of VLI and for working capital for its newly acquired business. The Company paid cash consideration of approximately $6.1 million in connection with acquisition of VLI. The Company also used approximately $507,000 in cash following the merger to pay off amounts due to the former stockholder of VLI that were assumed in the merger and approximately $700,000 in cash to pay down certain equipment leases and working capital lines of credit that were assumed in the merger, and approximately

$500,000 in cash to satisfy certain transaction costs that were incurred in connection with the merger.

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

At December 8, 2004, the Company had $184,000 available in cash, cash equivalents and short-term investments. The Company also had approximately $600,000 available under its line of credit.

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a "going concern," which assumes that the Company will continue in operation for at least one year and will be able to realize its assets and discharge its liabilities in the normal course of operations.

The Company anticipates that it will be obligated to pay Thomas a portion of the additional consideration in cash in connection with the acquisition of VLI. The additional consideration will be determined based on the Adjusted EBITDA of VLI (as defined in the merger agreement) for the twelve months ended February 28, 2005. It is doubtful, at this time, that the Company has the financial resources to pay the cash portion of the additional consideration when due in May 2005. In addition, the Company's revolving line of credit with Bank of America expires on May 31, 2005. AI will be working with Bank of America to renew its existing line of credit and is actively pursuing alternative financing and has had discussions with various third parties although no firm commitments have been obtained.

These financial statements do not reflect adjustments that would be necessary if the Company were unable to continue as a "going concern." While management believes that the actions already taken or planned will provide the resources necessary to meet its obligations under the merger agreement to eliminate the doubt about the validity of the "going concern" assumptions used in preparing these financial statements, there can be no assurance that these actions will be successful.

 CUSTOMERS

During the nine months ended October 31, 2004, we provided nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with General Dynamics Corp. ("GD"). Certain of our more significant customer relationships are with Southern Maryland Electrical Cooperative (SMECO), GD, TriVita Corporation (TVC), Rob Ries Companies (RCC) and Verizon Communications, Inc. (Verizon). SMECO accounted for approximately 31% of consolidated net sales during the nine months ended October 31, 2004. GD accounted for approximately 15% of consolidated net sales during the nine months ended October 31, 2004. GD has substantially reduced its level on certain contracts under which it used SMC as a subcontractor. The Federal Government, through our contract with GD, has been a major customer for two years. TVC and RCC have been customers of VLI for many years and accounted for 11% and 6% of consolidated net sales for the nine months ended October 31, 2004. Verizon accounted for approximately 5% of consolidated net sales during the nine months ended October 31, 2004. Verizon has been a major customer of SMC for many years, but has indicated its intention to decrease its volume of business with us. In June 2004, Verizon advised SMC that a subcontract that SMC had with Verizon Federal Systems (VFS) was being terminated because VFS was being terminated by its customer. An increase in SMECO's level of business for the twelve months ended January 31, 2005 is expected to partially offset the Verizon decrease. Combined SMECO, GD, TVC, RCC and Verizon accounted for approximately 68% of consolidated net sales during the nine months ended October 31, 2004.

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

         None

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

              Exhibit: 31.1         Certification  of Chief  Executive  Officer,
                                    pursuant   to  Rule   13a-14(c)   under  the
                                    Securities Exchange Act of 1934

              Exhibit: 31.2         Certification  of Chief  Financial  Officer,
                                    pursuant   to  Rule   13a-14(c)   under  the
                                    Securities Exchange Act of 1934

              Exhibit: 32.1         Certification  of Chief  Executive  Officer,
                                    pursuant to 18 U.S.C. Section 1350

              Exhibit: 32.2         Certification  of Chief  Financial  Officer,
                                    pursuant to 18 U.S.C. Section 1350


         b) Reports on Form 8-K:

         In a report on Form 8-K dated August 31, 2004, filed on September 7, 2004, the Company reported under Item 2.01 "Completion Of Acquisition Or Disposition of Assets," Item 2.03 "Creation Of A Direct Financial Obligation Or An Obligation Under An Off-Balance Sheet Arrangement Of The Registrant," Item 3.02 "Unregistered Sales Of Equity Securities,"
         Item 5.01 "Change In Control Of Registrant" and Item 9.01 "Financial Statements And Exhibits," the acquisition by the Company, through a wholly owned subsidiary of Vitarich Laboratories, Inc. for cash, stock and assumption of debt.

         The  Company  also  reported  under  Item  2.03  "Creation  Of A Direct
         Financial Obligation Or An Obligation Under An Off-Balance Sheet Arrangement Of The Registrant" the amendment of its existing financing arrangement with Bank of America, N.A.

         In a report on Form 8-K/A dated August 31, 2004, filed on September 17, 2004, the Company provided a more legible copy of the Merger Agreement when viewed on EDGAR in "html" format.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                           ARGAN, INC.


December 13, 2004          By: /s/  Rainer Bosselmann
                               -------------------------------------------------
                               Rainer Bosselmann
                               Chairman of the Board and Chief Executive Officer





December 13, 2004          By: /s/  Arthur F. Trudel
                               -------------------------------------------------
                               Arthur F. Trudel
                               Chief Financial Officer