Form 10KSB
period 2005-01-31
ARGAN INC
filed 2005-04-27
CIK 100591

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended January 31, 2005

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _____________ to _____________

                        Commission file number 001-31756


                                   ARGAN, INC.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


Delaware                                    13-1947195
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


One Church Street, Suite 302, Rockville, Maryland          20850
-------------------------------------------------          ---------------------
(Address of Principal Executive Offices)                   (Zip Code)


                                  301-315-0027
                           ---------------------------
                           (Issuer's Telephone Number)


Securities registered under Section 12(b) of the Exchange Act:

                          Common Stock, $0.15 par value
                          -----------------------------
                                (Title of Class)

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year: $14,518,000

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $ 3,011,000 as of April 15, 2005, based upon the closing price on the NASDAQ Electronic Bulletin Board System reported for such date. Shares of Common Stock held by each Officer and Director and by each person who owns 5% or more of the outstanding Common Shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of April 15, 2005: 2,758,845

                       DOCUMENTS INCORPORATED BY REFERENCE

The information required by Items 9, 10, 11, 12 and 14 of Part III is incorporated by reference to the Registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this form pursuant to Regulation 14A in connection with its 2005 Annual Meeting of Stockholders.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                   ARGAN, INC.
                         2005 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

ITEM 1.       Description of Business.......................................   4

ITEM 2.       Description of Property........................................ 17

ITEM 3.       Legal Proceedings.............................................. 17

ITEM 4.       Submission of Matters to a Vote of Security Holders............ 18

                                     PART II

ITEM 5.       Market for  Common Equity and Related Stockholder Matters ..... 18

ITEM 6.       Management's Discussion and Analysis or Plan of Operation...... 20

ITEM 7.       Financial Statements........................................... 32

ITEM 8.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 55

ITEM 8A.      Controls and Procedures........................................ 55

ITEM 8B.      Other Information.............................................. 55

                                    PART III

ITEM 9.       Directors, Executive Officers, Promoters and Control
              Persons; Compliance with Section 16(a) of The Exchange Act..... 55

ITEM 10.      Executive Compensation......................................... 56

ITEM 11.      Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters..................... 56

ITEM 12.      Certain Relationships and Related Transactions................. 56

ITEM 13.      Exhibits....................................................... 56

ITEM 14.      Principal Accountant Fees and Services......................... 58

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

We conduct our operations through our wholly owned subsidiaries Vitarich Laboratories, Inc. (VLI) and Southern Maryland Cable, Inc. (SMC) that we acquired in August 2004 and July 2003, respectively. Through VLI, we develop, manufacture and distribute premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities. The Company is actively pursuing acquisitions in the nutraceutical and other industries. Our strategy is to become a geographically and customer diversified nutraceutical manufacturer and distribution company.

Through VLI, we are dedicated to the research, development, manufacture and distribution of premium nutritional supplements, whole-food dietary supplements and personal care products. Several have garnered honors including the National Nutritional Foods Association's prestigious People's Choice Awards for best products of the year in their respective category.

We provide nutrient-dense, super-food concentrates, vitamins and supplements. Our target customers include health food store chains, mass merchandisers, network marketing companies, pharmacies and major retailers.

We intend to enhance our position in the fast growing global nutrition industry through our innovative product development and research. We believe that we will be able to expand our distribution channels by providing continuous quality assurance and by focusing on timely delivery of superior nutraceutical products.

We intend to seek acquisitions in the nutrition industry to evolve into a customer and product diverse nutraceutical products company with a reputation for high quality and on-time delivery of products.

Through SMC, we currently provide inside plant, premise wiring services to the Federal Government and have plans to expand that work to commercial customers who regularly need upgrades in their premise wiring systems to accommodate improvements in security, telecommunications and network capabilities.

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

On October 31, 2003,  pursuant to a certain  Stock  Purchase  Agreement  ("Stock
Purchase Agreement"), we completed the sale of Puroflow to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is being held in escrow to indemnify WFC from losses resulting from any damages from the breach of the representations and warranties made by us pursuant to that sale. During the twelve months ended January 31, 2005, WFC asserted that the Company breached certain representations and warranties under the Stock Purchase Agreement. (See Note 12 to consolidated financial statements.)

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

We are a holding company with no operations other than our investments in VLI and SMC. At January 31, 2005, there were no restrictions with respect to dividends or other payments from VLI and SMC to Argan.

Our principal executive offices are located at One Church Street, Suite 302, Rockville, Maryland 20850. Our phone number at that address is (301) 315-0027. We maintain a website on the Internet at www.arganinc.com. Information on our website is not incorporated by reference into this report.

Unless the context otherwise requires, references in this Form 10-KSB to "Argan," the "Company," "we," "us" or "our" refer to Argan, Inc., a Delaware corporation, and its subsidiaries. Our fiscal year for financial reporting ends on January 31.

Recent Events

Private Sale of Stock

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of our common stock, pursuant to a Subscription Agreement dated as of January 28, 2005 between the Company and Investor (the "Subscription Agreement"). The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Subscription Agreement, the Company has agreed to issue additional shares of our common stock to Investor in accordance with the Subscription Agreement under certain conditions upon the earlier of (i) the Company's issuance of additional shares of common stock generating aggregate proceeds of at least $2,500,000 for a consideration per share less than the Share Price, subject to certain exclusions; and (ii) July 31, 2005. Shares would be issued in amounts determined by reference to the Company's prevailing thirty-day average stock price. The number of additional shares to be issued would effectively reduce the Investor's purchase price per share of common stock as set forth in the Subscription Agreement.

Merger of Vitarich

On August 31, 2004, pursuant to an Agreement and Plan of Merger ("Merger Agreement"), the Company acquired all of the common stock of Vitarich Laboratories, Inc. ("Vitarich") by way of a merger of Vitarich with and into a wholly-owned subsidiary of the Company ("VLI"), with VLI as the surviving company of the Merger. Vitarich (now VLI) is a developer, manufacturer and distributor of premium nutritional supplements, whole food dietary supplements and personal care products.

In connection with the Merger Agreement, the Company paid Kevin J. Thomas ("Thomas"), the former shareholder of Vitarich, initial consideration consisting of (i) $6.1 million in cash; and (ii) 825,000 shares of the Company's common stock which was valued at $5,132,000 or $6.22 per share utilizing the quoted market price two days before and after the acquisition date. These 825,000 shares were registered on Form S-3 under the Securities Act of 1933, as amended, on February 25, 2005.

Pursuant to the Merger Agreement, in addition to the initial consideration paid at closing, the Company shall pay Thomas additional consideration equal to (a)
5.5 times the Adjusted EBITDA of Vitarich (as defined in the Merger Agreement) for the 12 months ended February 28, 2005 (b) less the initial consideration paid at closing (provided however, that in no event shall the additional consideration be less than zero or require repayment by Thomas of any portion of the initial consideration paid at closing) ("Additional Cash Consideration"). Such Additional Cash Consideration shall be paid 50% in cash and 50% through issuance of additional common stock of the Company.

The Merger Agreement also provides that, if between the closing date and the payment date of the Additional Cash Consideration, the Company raises additional capital by issuance of stock pursuant to a public or private offering for a price less than $7.75 per share (the "Additional Capital Subscription Price"), then the number of shares of the Company's common stock issued to Thomas as initial consideration in the merger shall be adjusted to the number of shares of the Company's common stock that would have been issued at the closing of the merger had the value of each share of the Company's common stock been the Additional Capital Subscription Price.

In connection with the Merger Agreement, the Company assumed approximately $1.6 million of Vitarich indebtedness (including approximately $1.1 million of equipment leases and working capital credit lines and approximately $507,000 that was due to Thomas by Vitarich at the time of the merger) as well as Vitarich accounts payable and accrued liabilities. The Company also assumed certain real property leases and other obligations of Vitarich in connection with the merger. The Company paid the $507,000 that was due to Thomas at the closing of the merger and paid approximately $714,000 of the assumed equipment leases and working capital credit lines following the closing of the merger.

In connection with the Merger Agreement, VLI and Thomas entered into an employment agreement, pursuant to which VLI agreed to employ Thomas as its Senior Operating Executive for an initial term of 3 years, subject to successive automatic one-year renewal terms after the initial term unless either party provides notice of its election not to renew; and the Company entered into a supply agreement with a supply company owned by Thomas, pursuant to which the supply company committed to sell to the Company, and the Company committed purchase on an as-needed basis, certain organic agriculture products produced by the supply company.

Also in connection with the Merger Agreement, Argan effected certain changes to its existing credit facility with Bank of America, N.A. ("BOA"), pursuant to a certain Third Amendment to Financing and Security Agreement (the "Third Amendment"), dated as of August 31, 2004, by and among Argan, SMC and VLI, as borrowers, and BOA, as lender; a certain Amended and Restated Revolving Credit Note (the "Amended Revolving Note"), dated August 31, 2004, in the amount of $3,500,000, by and among Argan, SMC and VLI, as borrowers, in favor of BOA, as lender; a certain First Amendment to Term Note (the "First Amendment to Term Note"), dated as of June 29, 2004, by and among Argan and SMC, as borrowers, and BOA, as lender; and an Additional Borrowers Joinder Supplement (the "Supplement" and together with the Third Amendment, the Amended Revolving Note and the First Amendment to Term Note, the "Financing Document Amendments"), dated as of August 31, 2004, by and among Argan, the other Existing Borrowers (as such term is defined in the Supplement) and VLI, as borrowers, and BOA, as lender. Pursuant to the Financing Document Amendments, Argan's existing credit facility with BOA was principally amended to (i) increase the amount available for borrowing under the revolving credit facility from $1,750,000 to $3,500,000, (ii) extend the maturity date of the revolving credit facility to May 31, 2005, (iii) increase the interest rate on the revolving credit facility to LIBOR plus 3.25% for the remaining term of the facility, (iv) increase the interest rate on the term loan facility to LIBOR plus 3.45% from July 1, 2004 to the maturity date (July 31,
2006), and (v) subject borrowings under the revolving credit facility to a borrowing base calculation based upon eligible accounts receivable and eligible inventory. The Financing Document Amendments also amended certain covenants to require the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") to not exceed 2.5 to 1 (the first test date being January 31, 2005) and to require a fixed charge coverage ratio of not less than 1.25 to 1 (the first test date being January 31, 2005.) The Financing Document Amendments also deleted covenants which had required Argan to maintain certain minimum levels of liquidity and positive net income during the Company's fiscal quarters ended July 31, 2004 and October 31, 2004. Argan drew approximately $2.1 million under the BOA revolving credit facility in connection with the Merger and for working capital for the newly acquired business.

Subordination of Certain Debt

On January 31, 2005, the Company entered into a Debt Subordination Agreement ("Subordination Agreement") with Thomas, SMC (SMC and the Company together are referred to herein as, the "Debtor") and Bank of America, N.A. ("Lender") to reconstitute as subordinated debt the Additional Cash Consideration that Debtor will owe to Thomas in connection with the Merger Agreement. Pursuant to the Subordination Agreement, Debtor and Thomas have agreed to reconstitute the Additional Cash Consideration as subordinated debt and in furtherance thereof, the Company has agreed to execute and deliver to Thomas a Subordinated Promissory Note in an amount equal to the amount that would otherwise be due Thomas as Additional Cash Consideration under the Merger Agreement. Accordingly, under the Subordination Agreement, Debtor subordinated all of the Junior Debt (as such term is defined in the Subordination Agreement) to the full and final payment of all the Superior Debt (as such term is defined in the Subordination Agreement) to the extent provided in the Subordination Agreement, and Thomas transferred and assigned to Lender all of his rights, title and interest in the Junior Debt and appointed Lender as his attorney-in-fact for the purchases provided in the Subordination Agreement for as long as any of the Superior Debt remains outstanding. Except as otherwise provided in the Subordination Agreement and until such time that the Superior Debt is satisfied in full, Debtor shall not, among other things, directly or indirectly, in any way, satisfy any part of the Junior Debt, nor shall Creditor, among other things, enforce any part of the Junior Debt or accept payment from Debtor or any other person for the Junior Debt or give any subordination in respect of the Junior Debt.

Amendment of Financing Arrangements

On April 8, 2005, the Company agreed to amend the existing financing arrangements with the BOA whereby the revolving line of credit was increased to $4.25 million in maximum availability, expiring May 31, 2006. The amended financing arrangement waives the January 31, 2005 and April 30, 2005 measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 (with the next test date being July 31, 2005) requiring pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the next test date being July 31, 2005). BOA consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. BOA has released to the Company $300,000 which it was holding in escrow as collateral.

VRP Letter of Intent

On October 28, 2004, the Company entered into a letter of intent with Vitamin Research Products, Inc. ("VRP") to acquire all of the common stock of VRP. The consummation of the transaction is contingent upon the completion of the Company's due diligence, the signing of definitive purchase and sale agreement, approval of both companies' board of directors and other conditions.

Competition

The market for nutritional products is highly competitive. Our direct competition consists primarily of publicly and privately owned companies which tend to be highly fragmented in terms of both geographical market coverage and product categories. These companies compete with us on different levels in the development, manufacture and marketing of nutritional supplements. Many of these companies have broader product lines and larger sales volume, are significantly larger than us, have greater name recognition, financial, personnel, distribution and other resources than we do and may be better able to withstand volatile market conditions. There can be no assurance that our customers and potential customers will regard our products as sufficiently distinguishable from competitive products. Our inability to compete successfully would have a material adverse effect on our business.

We operate in the fragmented and competitive telecom and infrastructure services industry. We compete with service providers ranging from small regional companies, which service a single market, to larger firms servicing multiple regions, as well as large national and multi-national contractors. We believe that we compete favorably with the other companies in the telecom and utility infrastructure services industry.

Materials

Raw materials used in VLI's products consist of nutrient powders, excipients, adaptogens, empty capsules and necessary components for packaging and distribution of finished nutritional and whole-food dietary supplements and personal care products.

We purchase the raw materials and empty capsules from manufacturers in the United States and foreign countries. Although we purchase raw materials from reputable suppliers, we continuously evaluate samples, certificates of analysis, material safety data sheets and the support research and documentation of both active and inactive ingredients. We have not experienced difficulty in obtaining adequate sources of supply, and generally a number of suppliers are available for most raw materials. Although we cannot assure that adequate sources will continue to be available, we believe we should be able to secure sufficient raw materials in the future.

Generally, our telecom infrastructure services customers supply most or all of the materials required for a particular contract and we provide the personnel, tools and equipment to perform the installation services. However, with respect to a portion of our contracts, we may supply part or all of the materials required. In these instances, we are not dependent upon any one source for the materials that we customarily utilize to complete the job. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

Customers

During the twelve months ended January 31, 2005, we provided nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and also services to telecommunications and utilities customers as well as to the Federal Government, through a contract with General Dynamics Corp. (GD). Certain of our more significant customer relationships are with Southern Maryland Electrical Cooperative (SMECO), GD, TriVita Corporation
(TVC), and CyberWize.com, Inc. (C). SMECO accounted for approximately 23% of consolidated net sales during the twelve months ended January 31, 2005. GD accounted for approximately 14% of consolidated net sales during the twelve months ended January 31, 2005. During fiscal year 2005, GD has substantially reduced its level of activity on certain contracts under which it used SMC as a subcontractor. During fiscal year 2006, we expect that GD will substantially increase its level of activity on certain contracts under which it uses SMC as a subcontractor. The Federal Government, through our contract with GD, has been a major customer for three years. TVC and C have been customers of VLI for five and two years, respectively, and accounted for 17% and 8% of consolidated net sales for the twelve months ended January 31, 2005.

Backlog

At January 31, 2005, we had a backlog of $2.2 million for manufacturing nutraceutical products and $7.5 million to perform telecom infrastructure services in the next year. At January 31, 2004, we had a backlog of $5 million to perform telecom infrastructure services during fiscal year 2005.

Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (FDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Environmental Protection Agency, and also by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA, pursuant to the Federal Food, Drug and Cosmetic Act
(FDCA), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, and of over-the-counter (OTC) drugs, while the FTC has jurisdiction to regulate advertising of these products, and the Postal Service regulates advertising claims with respect to such products sold by mail order. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. Our inability to comply with these federal regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

In addition, our products are also subject to regulations under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and OTC drugs.

Our telecom infrastructure services operations are subject to various federal, state and local laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement and security clearance requirements on government projects. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses

Safety and Risk Management

We are committed to ensuring that our nutraceutical products and telecom infrastructure services employees perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. Our telecom infrastructure services safety director, an SMC employee, reviews accidents and claims, examines trends and implements changes in procedures or communications to address any safety issues.

Risk Management, Insurance and Performance Bonds

Contracts in the telecom infrastructure services industry which we serve may require performance bonds or other means of financial assurance to secure contractual performance. If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers. At this time, we do not have significant surety bonds or letters of credit outstanding.

Employees

At January 31, 2005, we had approximately 164 employees, all of whom were full-time. None of these employees is represented by a labor organization. We are not aware of any employees seeking organization. We believe that our employee relations are good.

Risk Factors

You should carefully consider the following risk factors before making an investment decision. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially and adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

General Risks Relating to our Company

Our officers and directors have limited experience in managing our business and, as a result, may be unsuccessful in doing so.

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

We recently completed our acquisition of Vitarich in August 2004. Prior to our acquisition of Vitarich, we acquired SMC in July 2003. Accordingly, purchasers of our common stock may be unable to evaluate the business, prospects, operating results, management or other material factors relating to future acquisitions and/or investments that we make. In addition, there can be no assurance that future acquisitions will occur, or if they occur, will be beneficial to us and our stockholders.

We may be unsuccessful at integrating companies that we acquire.

We may not be able to successfully integrate companies that we acquire with our other operations without substantial costs, delays or other operational or financial problems. Integrating acquired companies involves a number of special risks which could materially and adversely affect our business, financial condition and results of operations, including:

      o     failure of acquired companies to achieve the results we expect;

      o     diversion of management's attention from operational matters;

      o difficulties integrating the operations and personnel of acquired companies;

      o     inability to retain key personnel of acquired companies;

      o     risks associated with unanticipated events or liabilities;

      o     the potential disruption of our business; and

      o     the  difficulty  of   maintaining   uniform   standards,   controls,
            procedures and policies.

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

We will need to raise additional capital to finance future business acquisitions and/or investments. Additional financing may not be available on terms that are acceptable to us or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced. Additionally, these securities might have rights, preferences and privileges senior to those of our current stockholders. If adequate funds are not available on terms acceptable to us, our ability to finance future business acquisitions and/or investments and to otherwise pursue our business plan would be significantly limited.

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

Our ability to generate internal growth will be affected by, among other factors, our success in:

      o expanding the range of services and products we offer to customers to address their evolving needs;

      o     attracting new customers;

      o     hiring and retaining employees; and

      o     reducing operating and overhead expenses.

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

Our ability to maintain productivity and profitability will be limited by our ability to employ, train and retain skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability or maintain our business or grow our revenues.

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

As of January 31, 2005, we had an accumulated deficit of approximately $4.9 million resulting primarily from past losses. We may experience additional losses in the future.

Any general increase in interest rate levels will increase our cost of doing business. Our results of operations, cash flow and financial condition may suffer as a result.

As of January 31, 2005, we have approximately $2.3 million of unhedged variable rate debt. Any general increase in interest rate levels will increase our cost of doing business.

Specific Risks Relating To Our Nutritional Supplement Business

If our business or our products are the subject of adverse publicity, our business could suffer.

Our business depends, in part, upon the public's perception of our integrity and the safety and quality of our products. Any adverse publicity, whether or not accurate, could negatively affect the public's perception of us and could result in a significant decline in our operations. Our business and products could be subject to adverse publicity regarding, among other things:

      o     the nutritional supplements industry;

      o     competitors;

      o     the safety and quality of our products and ingredients; and

      o     regulatory investigations of our products or competitors' products.

Our inability to respond to changing consumers' demands and preferences could adversely affect our business.

The nutritional industry is subject to rapidly changing consumer demands and preferences. There can be no assurance that customers will continue to favor the products provided and manufactured by us. In addition, products that gain wide acceptance with consumers may result in a greater number of competitors entering the market which could result in downward price pressure which could adversely impact our financial condition. We believe that our growth will be materially dependent upon our ability to develop new techniques and processes necessary to meet the needs of our customers and potential customers. Our inability to anticipate and respond to these rapidly changing demands could have an adverse effect on our business operations.

There can be no assurance we will be able to obtain our necessary raw materials in a timely manner.

Although we believe that there are adequate sources of supply for all of our principal raw materials we require, there can be no assurance that our sources of supply for our principal raw materials will be adequate in all circumstances. In the event that such sources are not adequate, we will have to find alternate sources. As a result we may experience delays in locating and establishing relationships with alternate sources which could result in product shortages and backorders for our products, with a resulting loss of revenue to us.

There are limited conclusive clinical studies available on human consumption of our products.

Although many of the ingredients in our products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of our products contain innovative ingredients or combinations of ingredients. Although we believe all of our products to be safe when used as directed, there may be little long-term experience with human consumption of certain of these product ingredients or combinations thereof. Therefore, no assurance can be given that our products, even when used as directed, will have the effects intended. Although we test the formulation and production of our products, we have not sponsored or conducted clinical studies on the effects of human consumption.

In the event we are exposed to product liability claims, we may be liable for damages and expenses, which could adversely affect our financial condition.

We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. To date, we have not been the subject of any product liability claims. However, we can make no assurances that we will not be exposed to future product liability claims. Such claims may include that our products contain contaminants, that we provide consumers with inadequate instructions regarding product use, or that we provide inadequate warnings concerning side effects or interactions of our products with other substances. We believe that we maintain adequate product liability insurance coverage. However, a product liability claim could exceed the amount of our insurance coverage or a product claim could be excluded under the terms of our existing insurance policy, which could adversely affect our financial condition.

The nutritional industry is intensely competitive and the strengthening of any of our competitors could harm our business.

The market for nutritional products is highly competitive. Our direct competition consists primarily of publicly and privately owned companies, which tend to be highly fragmented in terms of both geographical market coverage and product categories. These companies compete with us on different levels in the development, manufacture and marketing of nutritional supplements. Many of these companies have broader product lines and larger sales volume, are significantly larger than us, have greater name recognition, financial personnel, distribution and other resources than we do and may be better able to withstand volatile market conditions. There can be no assurance that our customers and potential customers will regard our products as sufficiently distinguishable from competitive products. Our inability to compete successfully would have a material adverse effect on our business.

Our violation of government regulations, or our inability to obtain necessary government approvals for our products could harm our business.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (FDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Environmental Protection Agency, and also by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act
(FDCA), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, and of over-the-counter (OTC) drugs, while the FTC has jurisdiction to regulate advertising of these products, and the Postal Service regulates advertising claims with respect to such products sold by mail order. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. Our inability to comply with these federal regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

In addition, our products are also subject to regulations under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and OTC drugs.

In the future, we may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we consider favorable, or to more stringent interpretations of current laws or regulations. We can neither predict the nature of such future laws, regulations, repeals or interpretations, nor can we predict what effect additional governmental regulation, when and if it occurs, would have on our business. These regulations could, however, require reformation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation or other new requirements. Any of these developments could have a material adverse effect on our business.

Our inability to adequately protect our products from replication by competitors could have a material adverse effect on our business.

We own proprietary formulas for certain of our nutritional products. We regard our proprietary formulas as valuable assets and believe they have significant value in the marketing of our products. Because we do not have patents or trademarks on our products, there can be no assurance that another company will not replicate one or more of our products.

Specific Risks Relating to Our Telecommunications Infrastructure Business

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

Our telecommunications infrastructure services business is seasonal and our operating results may vary significantly from quarter to quarter.

Our quarterly results are affected by seasonal fluctuations in our business. Our quarterly results may also be materially affected by:

      o     variations  in  the  margins  or  products   performed   during  any
            particular quarter;

      o     regional or general economic conditions;

      o the budgetary spending patterns of customers, including government agencies;

      o     the timing and volume of work under new agreements;

      o     the timing of our significant promotional activities;

      o costs that we incur to support growth internally or through acquisitions or otherwise;

      o losses experienced in our operations not otherwise covered by insurance;

      o     the change in mix of our customers, contracts and business;

      o     the timing of acquisitions;

      o     the timing and magnitude of acquisition assimilation costs; and

      o     increases in construction and design costs.

Accordingly, our operating results in any particular quarter may not be indicative of the results that you can expect for any other quarter or for the entire year.

Our operations with regard to our telecommunications business are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period. We intend to actively pursue larger infrastructure projects with our customers. The positive impact of major contracts requires that we undertake extensive up front preparations with respect to staffing, training and relocation of equipment. Consequently, we may incur significant period costs in one fiscal period and realize the benefit of contractual revenues in subsequent periods.

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

Any of the following contingencies may have a material adverse effect on our business:

      o     our customers cancel a significant number of contracts;

      o we fail to win a significant number of our existing contracts upon re-bid; or

      o     we  complete  the  required  work  under  a  significant  number  of
            non-recurring   projects  and  cannot   replace  them  with  similar
            projects.

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

Sales to our two largest telecom infrastructure services customers, General Dynamics and Southern Maryland Electric Cooperative (SMECO) currently account for most of our telecommunications business. General Dynamics accounted for approximately 14% of consolidated net sales during the year ended January 31, 2005. SMECO accounted for approximately 23% of consolidated net sales during the year ended January 31, 2005. The loss of any of these customers could have a material adverse effect on our business, unless the loss is offset by increases in sales to other customers.

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

A significant portion of our business involves providing services, directly or indirectly as a subcontractor, to the United States government under government contracts. The United States government may limit the competitive bidding on any contract under a small business or minority set-aside, in which bidding in limited to companies meeting the criteria for a small business or minority business, respectively. We are currently qualified as a small business concern, but not a minority business.

We may not be able to compete successfully against our competitors in the future. If we fail to compete successfully against our current or future competitors, our business, financial condition, and results of operations would be materially and adversely affected.

We are subject to significant government regulation. This may increase the costs of our operations and expose us to substantial civil and criminal penalties in the event that we violate applicable law.

We provide, either directly as a contractor or indirectly as a sub-contractor, products and services to the United States government under government contracts. United States government contracts and related customer orders subject us to various laws and regulations governing United States government contractors and subcontractors, generally which are more restrictive than for non-government contractors. These include subjecting us to examinations by government auditors and investigators, from time to time, to ensure compliance and to review costs. Violations may result in costs disallowed, and substantial civil or criminal liabilities (including, in severe cases, denial of future contracts).

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

Risks Relating to our Securities

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

Our acquisition strategy may result in dilution to our stockholders.

Our business strategy calls for strategic acquisition of other businesses. In connection with our acquisition of VLI, among other consideration, we issued 825,000 shares of our common stock as initial consideration and we agreed to issue additional shares of our common stock if certain pro forma EBITDA thresholds for the twelve months ending February 28, 2005 are met. We anticipate that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings.

Availability of significant amounts of our common stock for sale could adversely affect its market price.

As of January 31, 2005, there were approximately 2,759,000 shares of our common stock outstanding. In March 2004, we registered with the Securities and Exchange Commission on Form S-3, for resale, from time to time, by the investors in the April 2003 private placement of 1,533,974 shares of our common stock (including 230,000 shares of our common stock that are issuable upon exercise of warrants that were issued in connection with the private placement). In March, 2005, we registered 954,032 shares of our common stock on Form S-3 for resale, by the selling stockholders named therein consisting of shares issued in connection with (i) the private sale of our common stock and (ii) our acquisition of VLI. In addition, we agreed, in connection with our acquisition of VLI, to issue additional shares of our common stock if certain pro forma EBITDA thresholds for the twelve months ending February 28, 2005 are met, as well as register for resale such additional shares of our common stock. If our stockholders sell substantial amounts of our common stock in the public market, including shares registered under any registration statement on Form S-3, the market price of our common stock could fall.

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

Our officers, directors and a certain key employee have substantial control over the Company.

As of January 31, 2005, our executive officers and directors as a group own approximately 38% of our voting shares (giving effect to an aggregate of 230,000 shares of common stock that may be purchased upon exercise of warrants held by our executive officers and directors and 451,616 shares beneficially held in the name of MSR Advisors and affiliates for which one of our directors is President) and therefore, may have the power to influence corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may influence the election of directors and other actions requiring stockholder approval.

In addition, Kevin J. Thomas, our Senior Operating Executive, owns approximately 28% of our outstanding voting shares. In addition, we will issue to Mr. Thomas shares of our common stock as additional consideration in connection with our acquisition of VLI if certain pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) thresholds for the twelve months ending February 28, 2005 are met. Therefore, Mr. Thomas, individually, may have the power to influence corporate actions.

Our executive officers and directors, together with Kevin J. Thomas, currently own approximately 57% of our outstanding voting shares which will allow our executive officers and directors, together with Kevin J. Thomas, to approve almost any corporate action requiring a minimum majority vote without a meeting or prior notice to our other stockholders.

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

Copies of the Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission are available without charge upon written request to:

                               Corporate Secretary
                               Argan, Inc.
                               Suite 302
                               One Church Street
                               Rockville, Maryland  20850

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters which is under a lease expiring June 30, 2006, is located in Rockville, Maryland. VLI's headquarters are located in Naples, Florida in four facilities with one under monthly lease and three under leases with expiration dates ranging from December 31, 2006 through August 7, 2009. Two of the facilities are leased from the former owner of VLI. VLI's plant includes four buildings which contain warehouse facilities with an aggregate of 26,000 square feet, office space with 8,000 square feet, as well as manufacturing facilities with 10,000 square feet and laboratory facilities with 1,000 square feet. SMC's headquarters are located in Tracy's Landing, Maryland in a facility leased from a former owner of SMC with an initial lease term expiring December 31, 2006 and extensions available through December 31, 2020. The facility includes approximately four acres of land, a 2,400 square foot maintenance facility and 3,900 square feet of office space.

SMC's principal operations are conducted at local construction offices, equipment yards. These facilities are temporary in nature with most of SMC's services performed on customer premises or job sites. Because equally suitable temporary facilities are available in all areas where SMC does business, these facilities are not material to SMC's operations.

ITEM 3. LEGAL PROCEEDINGS

During the twelve  months ended  January 31, 2005,  Western  Filter  Corporation
(WFC) notified the Company in writing that the Company breached certain representations and warranties under the Stock Purchase Agreement in connection with the sale of Puroflow Incorporated to WFC. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party in connection with the Stock Purchase Agreement.

The Company has reviewed WFC's claim and believes that substantially all of the claims are without merit. The Company will vigorously contest WFC's claim.

On March 22, 2005, WFC filed a complaint in Los Angeles Superior Court alleging the Company and its executive officers, individually, committed breach of contract, intentional misrepresentation, concealment and non-disclosure, negligent misrepresentation and false promise. WFC seeks declaratory relief and compensatory and punitive damages in an amount to be proven at trial as well as the recovery of attorneys' fees.

During the twelve months ended January 31, 2005, the Company recorded an accrual for a loss related to this matter of $260,000 for losses and legal expenses related to WFC's claim that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at January 31, 2005 that may result from this matter for which the Company has recorded an accrual is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the Boston Stock Exchange under the symbol AGX and traded on the National Association of Securities Dealers, Inc., Electronic Bulletin Board System ("EBBS") under the symbol AGAX.

The following table sets forth the high and low bid quotations for our common stock for the periods indicated as reported by EBBS. These quotations represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. Although we have been listed and registered on the Boston Stock Exchange since August 4, 2003, there have been no sales of the Company's securities on the Boston Stock Exchange during the below periods.

                                                             High Bid    Low Bid
                                                             ========    =======

 Fiscal year Ended January 31, 2004
          1st Quarter....................................    $ 8.00      $ 6.10
          2nd Quarter ...................................      8.50        7.75
          3rd Quarter....................................      8.55        6.60
          4th Quarter....................................      7.75        6.80

 Fiscal year Ended January 31, 2005
          1st Quarter....................................      7.75        6.91
          2nd Quarter ...................................      7.01        5.75
          3rd Quarter....................................      6.60        5.62
          4th Quarter....................................      6.50        5.63

As of April 15, 2005, the Company had approximately 462 stockholders of record.

To date, Argan has not declared or paid cash dividends to its stockholders. Argan has no plans to declare and pay cash dividends in the near future.

                      Equity Compensation Plan Information

The Company has authorized the following equity securities for issuance under equity compensation plans at January 31, 2005:

                                                                                              Number of securities
                                                                                              remaining available for
                                    Number of securities to         Weighted average          future issuance under
                                    be issued upon exercise         exercise price of         equity compensation plans
                                    of outstanding options,         outstanding options,      (excluding securities
                                    warrants and rights             warrants and rights       reflected in column [a])

                                            [a]                             [b]                          [c]
Equity compensation plans
approved by security holders            312,000(1)                     $      7.77                       162,000(2)

Equity compensation plans not
approved by security holders                 --                                 --                            --
                                    -----------                        -----------                   -----------

Total                                   312,000                        $      7.77                       162,000
                                    ===========                        ===========                   ===========

(1) Represents 82,000 shares issuable upon exercise of options granted under the 2001 Stock Option Plan as of January 31, 2005 and 230,000 shares issuable upon exercise of warrants as described below.
(2) Represents 162,000 shares remaining available for grant under the 2001 Stock Option Plan as of January 31, 2005.

On April 29, 2003, Argan completed a private placement of its common stock, in which we sold 1,303,974 shares of our common stock to a group of accredited investors at a price of $7.75 per share. In connection with the private placement, Rainer Bosselmann, H. Haywood Miller III, Arthur F. Trudel and MSR Advisors, Inc., received warrants to purchase an aggregate of 230,000 shares of our common stock at a purchase price of $7.75 per share. The Company raised a total of $10,107,000 (before giving effect to offering expenses of approximately $472,000 and 230,000 warrants issued in connection with the private placement). The private offering was approved by shareholders' vote on April 15, 2003. The shares in the private placement were issued pursuant to an exemption provided by
Section 4(2) of the Securities Act of 1933, as amended ("the Securities Act") resale of the shares of common stock and the shares of common stock underlying the warrants issued in the private placement were registered under the Securities Act on Form S-3 filed with the Securities and Exchange Commission
(SEC) on March 15, 2004.

On August 31, 2004, Argan acquired VLI by way of a merger of Vitarich with and into our wholly-owned subsidiary. In connection with the merger, Argan issued 825,000 shares of common stock to Mr. Kevin Thomas, the former sole stockholder of Vitarich. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The resale of these shares were registered under the Securities Act on Form S-3 filed with the SEC on February 25, 2005.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Agreement"). The Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Agreement, we have agreed to issue additional shares of our common stock to Investor in accordance with the Agreement under certain conditions upon the earlier of (i) our issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000 for a consideration per share less than $7.75 per share, subject to certain exclusions; and (ii) July 31, 2005. Shares would be issued in amounts determined by reference to our prevailing thirty-day average stock price. The number of additional shares to be issued would effectively reduce the Investor's purchase price per common share as set forth in the Agreement. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The resale of the shares were registered under the Securities Act on Form S-3 filed with the SEC on February 25, 2005.

On October 28, 2004, the Company entered into a letter of intent with Vitamin Research Products, Inc. ("VRP") to acquire all of the common stock of VRP. The consummation of the transaction is contingent upon the completion of the Company's due diligence, the signing of definitive purchase and sale agreement, approval of both companies' board of directors and other conditions.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL

We conduct our operations through our wholly owned subsidiaries, Vitarich Laboratories, Inc. (VLI) that we acquired in August, 2004 and Southern Maryland Cable, Inc. (SMC) that we acquired in July 2003. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities.

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

RECENT EVENTS

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of our common stock, pursuant to a Subscription Agreement dated as of January 28, 2005 between the Company and Investor (the "Subscription Agreement"). The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company.

Pursuant to the Subscription Agreement, the Company has agreed to issue additional shares of our common stock to Investor in accordance with the Subscription Agreement under certain conditions upon the earlier of (i) the Company's issuance of additional shares of our common stock generating aggregate proceeds of at least $2,500,000 for a consideration per share less than the Share Price, subject to certain exclusions; and (ii) July 31, 2005. Shares would be issued in amounts determined by reference to the Company's prevailing thirty-day average stock price. The number of additional shares to be issued would effectively reduce the Investor's purchase price per share of our common stock as set forth in the Subscription Agreement.

On January 31, 2005, the Company entered into a Debt Subordination Agreement ("Subordination Agreement") with Kevin J. Thomas ("Thomas"), Southern Maryland Cable, Inc., a wholly owned subsidiary of the Company ("SMC," and together with the Company, the "Debtor") and Bank of America, N.A. ("Lender") to reconstitute as subordinated debt certain additional cash consideration ("Additional Cash Consideration") that Debtor will owe to Thomas in connection with the Merger Agreement.

Debtor entered into a certain Financing and Security Agreement dated as of August 19, 2003, as amended, with Lender whereby Lender extended to Debtor certain loans. On August 31, 2004, with the consent of Lender, the Debtor entered into an Agreement and Plan of Merger (the "Merger Agreement"), whereby the Company acquired all of the common stock of Vitarich Laboratories, Inc. ("Vitarich") by way of merger of Vitarich with and into a wholly-owned subsidiary of the Company, with Vitarich (now VLI) as the surviving company. Pursuant to the Merger Agreement, Thomas (who was a shareholder of Vitarich) is entitled to receive from Debtor, subject to certain conditions, Additional Cash Consideration as provided in the Merger Agreement. See "Acquisition of Vitarich Laboratories, Inc." under this Item 6 for additional information relating to the Merger Agreement.

Pursuant to the Subordination Agreement, Debtor and Thomas have agreed to reconstitute the Additional Cash Consideration as subordinated debt and in furtherance thereof, the Company has agreed to execute and deliver to Thomas a Subordinated Promissory Note in an amount equal to the amount that would otherwise be due Thomas as Additional Cash Consideration under the Merger Agreement. Accordingly, under the Subordination Agreement, Debtor subordinated all of the Junior Debt (as such term is defined in the Subordination Agreement) to the full and final payment of all the Superior Debt (as such term is defined in the Subordination Agreement) to the extent provided in the Subordination Agreement, and Thomas transferred and assigned to Lender all of his rights, title and interest in the Junior Debt and appointed Lender as his attorney-in-fact for the purchases provided in the Subordination Agreement for as long as any of the Superior Debt remains outstanding. Except as otherwise provided in the Subordination Agreement and until such time that the Superior Debt is satisfied in full, Debtor shall not, among other things, directly or indirectly, in any way, satisfy any part of the Junior Debt, nor shall Creditor, among other things, enforce any part of the Junior Debt or accept payment from Debtor or any other person for the Junior Debt or give any subordination in respect of the Junior Debt.

On April 8, 2005, the Company agreed to amend the existing financing arrangements with the Bank of America, N.A. ("the Bank") whereby the revolving line of credit was increased to $4.25 million in maximum availability, expiring May 31, 2006. The amended financing arrangements waives the January 31, 2005 and April 30, 2005 measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 (with the next test date being July 31, 2005) requiring pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the next test date being July 31, 2005). Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. The Bank has released to the Company $300,000 which it was holding in escrow as collateral.

On October 31, 2003, we completed the sale of Puroflow Incorporated (a wholly-owned subsidiary) to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is held in escrow to indemnify WFC from losses resulting from a breach of the representations and warranties made by us in connection with that sale. During the twelve months ended January 31, 2005, WFC notified the Company asserting that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party.

On March 22, 2005, WFC filed a complaint in Los Angeles Superior Court alleging the Company and its executive officers, individually, committed breach of contract, intentional misrepresentation, concealment and non-disclosure, negligent misrepresentation and false promise. WFC seeks declaratory relief and compensatory and punitive damages in an amount to be proven at trial as well as the recovery of attorneys' fees. The Company has reviewed WFC's claim and believes that the claims are substantially without merit. The Company will vigorously contest WFC's claims.

During the twelve months ended January 31, 2005, the Company recorded an accrual for loss and legal expenses related to this matter of $260,000 with respect to this claim. (See Note 12 to the Company's consolidated financial and legal expenses statements for further information.)

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

We are a holding company with no operations other than our investments in VLI and SMC. At January 31, 2005, there were no restrictions with respect to dividends or other payments from VLI and SMC to Argan.

NUTRITIONAL PRODUCTS

We are dedicated to the research, development, manufacture and distribution of premium nutritional supplements, whole-food dietary supplements and personal care products. Several have garnered honors including the National Nutritional Foods Association's prestigious Peoples Choice Awards for best products of the year in its respective category.

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

We are focused on efficiently utilizing the strong cash flow potential from manufacturing nutritional products. To ensure that working capital is effectively allocated, we closely monitor our inventory turns as well as the number of days sales that we have in our accounts receivable.

TELECOM INFRASTRUCTURE SERVICES

We currently provide inside plant, premise wiring services to the Federal Government and have plans to expand that work to commercial customers who regularly need upgrades in their premise wiring systems to accommodate improvements in security, telecommunications and network capabilities.

Despite the  slowdown  during the twelve  months  ended  January 31, 2005 by our primary  fixed  price  contract  customer,  we continue  to  participate  in the expansion of the telecommunications industry by working with various telecommunications providers. We are actively pursuing contracts with a wide variety of telecommunications providers. We provide maintenance and upgrade services for their outside plant systems that increase the capacity of existing infrastructure. We also provide outside plant services to the power industry by providing maintenance and upgrade services to utilities.

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

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles. Note 1 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to our accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets and deferred income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Vitarich Laboratories, Inc.

We manufacture products for our customers based on their orders. We typically ship the orders immediately after production, keeping relatively little on-hand as finished goods inventory. We recognize customer sales at the time title and the risks and rewards of ownership passes to our customer. Cost of goods and finished goods inventory sold include materials and direct labor as well as other direct costs combined with allocations of indirect operational costs.

Southern Maryland Cable, Inc.

We generate revenue under various arrangements, including contracts under which revenue is determined on a fixed price basis and on a time and materials basis. Revenues from time and materials contracts are recognized when the related service is provided to the customer. Revenues from fixed price contracts, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method.

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. Estimated earnings in excess of billings totaled $323,000 at January 31, 2005.

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

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the weighted average first-in first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

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

Impairment of Goodwill

In accordance with SFAS No. 142, we will conduct annually on November 1, a review of our goodwill and intangible assets with an indefinite useful life to determine whether their carrying value exceeds their fair market value. Should this be the case, a detailed analysis will be performed to determine if the goodwill and other intangible assets are impaired. We will also review the finite intangible assets when events or changes in circumstances indicate that the carrying amount may not be recovered.

We will test for impairment of Goodwill and indefinite lived intangible assets more frequently if events or changes in circumstances indicate that the asset might be impaired.

During the twelve months ended January 31, 2005, we recognized that an impairment existed on an interim basis with respect to SMC's goodwill, contractual customer relationships and trade name. (See further discussion of our results of operations for the twelve months ended January 31, 2005.)

Contractual Customer Relationships ("CCR's")

The fair value of the Contractual Customer Relationships (CCR's) was determined at the time of the acquisition of SMC by discounting the cash flows expected from SMC's continued relationships with three customers - General Dynamics Corp., Verizon Communications and Southern Maryland Electric Cooperative. Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions. In some cases, the estimates of future cash flows reflect periods beyond those of the current contracts in place. The expected cash flows were discounted based on a rate that reflects the perceived risk of the CCR's, the estimated weighted average cost of capital and SMC's asset mix. We are amortizing the CCR's over a seven year weighted average life given the long standing relationships SMC has with Verizon and SMECO.

During the twelve months ended January 31, 2005, we recognized that an impairment existed on an interim basis with respect to SMC's goodwill, contractual customer relationships and trade name. (See further discussion of our results of operations on the twelve months ended January 31, 2005.)

Trade Name

The fair value of the SMC Trade Name was estimated using a relief-from-royalty methodology. We determined that the useful life of the Trade Name was indefinite since it is expected to contribute directly to future cash flows in perpetuity. The Company has also considered the effects of demand and competition including its customer base. While SMC is not a nationally recognized Trade Name, it is a regionally recognized name in Maryland and the Mid-Atlantic region, SMC's primary region of operations.

We are using the relief-from-royalty method described above to test the Trade Name for impairment annually on November 1 and on an interim basis if events or changes in circumstances between annual tests indicate the Trade Name might be impaired. Based on the annual impairment test, no impairment was recorded.

During the twelve months ended January 31, 2005, we recognized that an impairment existed on an interim basis with respect to SMC's goodwill, contractual customer relationships and trade name. (See further discussion of our results of operations on the twelve months ended January 31, 2005.)

Proprietary Formulas

The Fair Value of the Proprietary Formulas (PF's) was determined at the time of the acquisition of VLI by discounting the cash flows expected from developed formulations based on relative technology contribution and estimates regarding product lifecycle and development costs and time. The expected cash flows were discounted based on a rate that reflects the perceived risk of the PF's, the estimated weighted average cost of capital and VLI's asset mix. We are amortizing the PF's over a three year life based on the estimated contributory life of the proprietary formulations utilizing estimated historical product lifecycles and changes in technology.

Non-Contractual Customer Relationships

The fair value of the Non-Contractual Customer Relationships (NCR's) was determined at the time of acquisition of VLI by discounting the net cash flows expected from existing customer revenues. Although VLI does not operate using long-term contracts, historical experience indicates that customer repeat orders due to the costs associated with changing suppliers. VLI has had a relationship of five years or more with most of its currently significant customers. The expected cash flows were discounted based on a rate that reflects the perceived risk of the NCR's, the estimated weighted average cost of capital and VLI's asset mix. We are amortizing the NCR's over a five year life based on the length of VLI's significant customer relationships.

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

At January 31, 2005, we have net operating loss carry forward aggregating $858,000 which expires in 2024 and 2025.

Stock Based Compensation

We continue to apply APB Opinion No. 25 and related interpretations to its stock based compensation awards. The fair value of the options granted in fiscal 2005 and 2004 have been estimated at the date of grant using the Black-Scholes option-pricing model. Because option valuation models require the use of subjective assumptions, any changes in these assumptions can materially impact the fair value.

                              Pro Forma Disclosures

                      Years Ended January 31, 2005 and 2004

                                                        2005            2004
                                                    -----------     -----------

Net loss, as reported                               $(2,579,000)    $  (597,000)
Add:    Stock based compensation recorded in
        the financial statements                             --           5,000
Deduct: Total stock-based employees compensation
        expense determined under fair value based
        methods for all awards, net of amounts
        already recorded                                (59,000)       (145,000)
                                                    -----------     -----------

Pro forma net loss                                  $(2,638,000)    $  (737,000)
                                                    ===========     ===========

Basic and diluted loss per share:

Basic and diluted - as reported                     $     (1.20)    $     (0.41)

Based and diluted - pro forma                       $     (1.23)    $     (0.50)

Weighted average fair value of options granted      $      2.23     $      3.58

Risk-free interest rate                                    3.49%           3.28%

Expected volatility                                          57%             60%

Expected life                                           5 years        10 years

Dividend yield                                                0%              0%

ACQUISITION OF VITARICH LABORATORIES, INC.

On August 31, 2004, pursuant to an Agreement and Plan of Merger ("Merger Agreement"), the Company acquired all of the common stock of Vitarich Laboratories, Inc. (Vitarich) by way of a merger of Vitarich with and into a wholly-owned subsidiary of the Company (VLI), with VLI as the surviving company of the Merger. Vitarich (now VLI) is a developer, manufacturer and distributor of premium nutritional supplements, whole-food dietary supplements and personal care products.

In connection with the Merger Agreement, the Company paid Kevin J. Thomas (Thomas), the former shareholder of Vitarich, initial consideration consisting of (i) $6.1 million in cash; and (ii) 825,000 shares of the Company's common stock which was valued at $5,132,000 or $6.22 per share utilizing the quoted market price two days before and after the acquisition date. These 825,000 shares were registered on Form S-3 under the Securities Act of 1933, as amended, on February 25, 2005.

Pursuant to the Merger Agreement, in addition to the initial consideration paid at closing, the Company shall pay Thomas additional consideration equal to (a)
5.5 times the Adjusted EBITDA of Vitarich (as defined in the Merger Agreement) for the 12 months ended February 28, 2005 (b) less the initial consideration paid at closing (provided, however, that in no event shall the additional consideration be less than zero or require repayment by Thomas of any portion of the initial consideration paid at closing) ("Additional Cash Consideration"). Such Additional Cash Consideration shall be paid 50% in the form of a subordinated note and 50% through issuance of additional common stock of the Company.

The Merger Agreement also provides that, if between the closing date and the payment date of the Additional Cash Consideration, the Company raises additional capital by issuance of stock pursuant to a public or private offering for a price less than $7.75 per share (the Additional Capital Subscription Price), then the number of shares of the Company's common stock issued to Thomas as initial consideration in the merger shall be adjusted to the number of shares of the Company's common stock that would have been issued at the closing of the merger had the value of each share of the Company's common stock been the Additional Capital Subscription Price.

In connection with the Merger Agreement, the Company assumed approximately $1.6 million of Vitarich indebtedness (including approximately $1.1 million of equipment leases and working capital credit lines and approximately $507,000 that was due to Thomas by Vitarich at the time of the merger) as well as Vitarich accounts payable and accrued liabilities. The Company also assumed certain real property leases and other obligations of Vitarich in connection with the merger. The Company paid the $507,000 that was due to Thomas at the closing of the merger and paid approximately $714,000 of the assumed equipment leases and working capital credit lines following the closing of the merger.

In connection with the Merger Agreement, VLI and Thomas entered into an employment agreement, pursuant to which VLI agreed to employ Thomas as its Senior Operating Executive for an initial term of 3 years, subject to successive automatic one-year renewal terms after the initial term unless either party provides notice of its election not to renew; and the Company entered into a supply agreement with a supply company majority owned by Thomas, pursuant to which the supply company committed to sell to the Company, and the Company committed to purchase on an as-needed basis, certain organic agriculture products produced by the supply company.

Also in connection with the Merger Agreement, Argan effected certain changes to its existing credit facility with Bank of America, N.A. ("BOA"), pursuant to a certain Third Amendment to Financing and Security Agreement (the "Third Amendment"), dated as of August 31, 2004, by and among Argan, SMC and VLI, as borrowers, and BOA, as lender; a certain Amended and Restated Revolving Credit Note (The "Amended Revolving Note"), dated August 31, 2004, in the amount of $3,500,000, by and among Argan, SMC and VLI, as borrowers, in favor of BOA, as lender; a certain First Amendment to Term Note (the "First Amendment to Term Note"), dated as of June 29, 2004, by and among Argan and SMC, as borrowers, and BOA, as lender; and an Additional Borrowers Joinder Supplement (the "Supplement" and together with the Third Amendment, the Amended Revolving Note and the First Amendment to Term Note, the "Financing Document Amendments"), dated as of August 31, 2004, by and among Argan, the other Existing Borrowers (as such term is defined in the Supplement) and VLI, as borrowers, and BOA, as lender. Pursuant to the Financing Document Amendments, Argan's existing credit facility with BOA was principally amended to (i) increase the amount available for borrowing under the revolving credit facility from $1,750,000 to $3,500,000, (ii) extend the maturity date of the revolving credit facility to May 31, 2005, (iii) increase the interest rate on the revolving credit facility to LIBOR plus 3.25% for the remaining term of the facility, (iv) increase the interest rate on the term loan facility to LIBOR plus 3.45% from July 1, 2004 to the maturity date (July 31,
2006), and (v) subject borrowings under the revolving credit facility to a borrowing base calculation based upon eligible accounts receivable and eligible inventory. The Financing Document Amendments also amended certain covenants to require the ratio of funded debt to earnings before interest, taxes, depreciation and amortization ("EBITDA") to not exceed 2.5 to 1 (the first test date being January 31, 2005) and to require a fixed charge coverage ratio of not less than 1.25 to 1 (the first test date being January 31, 2005.) The Financing Document Amendments also deleted covenants which had required Argan to maintain certain minimum levels of liquidity and positive net income during the Company's fiscal quarters ended July 31, 2004 and October 31, 2004.

On January 31, 2005, the Company entered into a Debt Subordination Agreement ("Subordination Agreement") with Thomas, SMC, and the Company referred herein as the "Debtor" and Bank of America, N.A. ("Lender") to reconstitute as subordinated debt Additional Cash Consideration that Debtor will owe to Thomas in connection with the Merger Agreement.

Pursuant to the Subordination Agreement, Debtor and Thomas have agreed to reconstitute the Additional Cash Consideration as subordinated debt and in furtherance thereof, the Company has agreed to execute and deliver to Thomas a Subordinated Promissory Note in an amount equal to the amount that would otherwise be due Thomas as Additional Cash Consideration under the Merger Agreement. Accordingly, under the Subordination Agreement, Debtor subordinated all of the Junior Debt (as such term is defined in the Subordination Agreement) to the full and final payment of all the Superior Debt (as such term is defined in the Subordination Agreement) to the extent provided in the Subordination Agreement, and Thomas transferred and assigned to Lender all of his rights, title and interest in the Junior Debt and appointed Lender as his attorney-in-fact for the purposes provided in the Subordination Agreement for as long as any of the Superior Debt remains outstanding. Except as otherwise provided in the Subordination Agreement and until such time that the Superior Debt is satisfied in full, Debtor shall not, among other things, directly or indirectly, in any way, satisfy any part of the Junior Debt, nor shall Creditor, among other things, enforce any part of the Junior Debt or accept payment from Debtor or any other person for the Junior Debt or give any subordination in respect of the Junior Debt.

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

We accounted for the acquisition of SMC using the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets include $1,600,000 and $680,000 allocated to Contractual Customer Relationships ("CCR") and Trade Name, respectively, and $1,680,000 to Goodwill. We are amortizing the CCR's over a weighted average life of seven years. The Trade Name was determined to have an indefinite useful life and is not being amortized.

During the twelve months ended January 31, 2005, we recorded impairment losses for goodwill and intangible assets which were acquired in the acquisition. (See further discussion of our resulting operations for the twelve months ended January 31, 2005.)

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

During the twelve months ended January 31, 2005, WFC asserted that the Company breached certain representations and warranties under the Stock Purchase Agreement. (See Note 12 to the Consolidated Financial Statements.)

The  results  of  the   discontinued   operations  which  are  included  in  the
consolidated statements of operations for the year ended January 31, 2004 are as follows:

                                                                  Year Ended
                                                               January 31, 2004
                                                               ----------------
Net sales                                                      $      5,050,000
Cost of goods sold                                                    3,834,000
                                                               ----------------
Gross profit                                                          1,216,000
Selling, general and administrative                                   1,701,000
                                                               ----------------
Loss from discontinued operations                                      (485,000)
Other expense                                                           (11,000)
                                                               ----------------
Loss from discontinued operations before
  income tax provision                                                 (496,000)
Income tax provision                                                    245,000
Gain from discontinued operations, net of
  income tax provision of $506,000                                      167,000
                                                               ----------------
Net loss from discontinued operations                          $       (574,000)
                                                               ================

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED JANUARY 31, 2005 AND 2004

The following unaudited pro forma statements of operations summarize the results of our operations for the years ended January 31, 2005 and 2004, as if the acquisitions of VLI and SMC were completed on February 1, 2003. The unaudited pro forma statements of operations do not include the operating results of Puroflow, which have been reclassified as discontinued operations.

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

                                                                        Year Ended
                                                                        January 31
                                                                   2005            2004
                                                               ------------    ------------
Net sales                                                      $ 24,131,000    $ 25,124,000
Cost of good sold                                                18,313,000      18,736,000
                                                               ------------    ------------
Gross profit                                                      5,818,000       6,388,000
Selling and general and administrative expenses                   6,757,000       6,216,000
Impairment loss                                                   1,942,000              --
                                                               ------------    ------------
(Loss) income from operations                                    (2,881,000)        172,000
Other expense, net                                                 (106,000)        (15,000)
                                                               ------------    ------------
(Loss) income from continuing operations before income taxes     (2,987,000)        157,000
Income tax (benefit) provision                                     (866,000)         55,000
                                                               ------------    ------------
Net (loss) income from continuing operations                   ($ 2,121,000)   $    102,000
                                                               ============    ============

Pro Forma Net Sales

Pro forma net sales were $24,131,000 for the year ended January 31, 2005, compared to pro forma net sales of $25,124,000 for the year ended January 31, 2004. The decrease in pro forma net sales of $993,000 or 4% is due primarily to a decrease of $3.6 million in net sales at SMC attributed primarily to its largest fixed price contract customer which reduced the level of activity on the Company's largest fixed price contract. VLI experienced approximately $2.7 million in increased combined revenues from a new customer and from its two largest customers, TriVita Corporation and Cyberwize.com, Inc., which offset, in part, the revenue decline at SMC.

Pro Forma Cost of Goods Sold

For the year ended January 31, 2005, pro forma cost of goods sold was $18,313,000 or 76% of pro forma net sales compared to $18,736,000 or 75% of pro forma net sales for the year ended January 31, 2004. SMC experienced lower margins due to inefficiencies in downsizing its skilled workforce as the revenue from its largest fixed price contract customer declined. Because initially SMC expected the customer to resume normal levels of activity for awarded and in-process projects and because rehiring of skilled technicians is problematic, SMC did not immediately move to reduce its skilled workforce. VLI experienced a decrease of cost of goods sold as a percentage of pro forma net sales of 1% due to increased pricing which it passed onto its customer base.

Pro Forma Selling, General and Administrative Expenses

For the year ended January 31, 2005, pro forma selling general and administrative expenses were $6,757,000 or 28% of pro forma net sales compared to $6,216,000 or 25% of net sales for the year January 31, 2004. Pro forma selling, general and administrative expenses increased in connection with the WFC claim ($260,000) and for the corporate management team whose efforts focused on expansion into the nutraceuticals business and other industries aggregated $1,330,000 for the year ended January 31, 2005 compared to $978,000 for the year ended January 31, 2004. The corporate team was in place for nine months during the prior fiscal year compared to twelve months for the year ended January 31, 2005.

Impairment of Goodwill and Intangibles

During the three months ended July 31, 2004, the Company determined that both events and changes in circumstances with respect to its business climate would have a significant effect on its future estimated cash flows. During the three months ended July 31, 2004, SMC had a customer contract terminated which had historically provided positive margins and cash flows. In addition, SMC experienced revenue levels well below expectations for its largest fixed price contract customer. As a consequence, SMC has reduced its future expectations of cash flows and the Company concluded that there was an indication that its intangible assets not subject to amortization might be impaired. The Company determined the fair value of SMC's Goodwill and Trade Name and compared it to its respective carrying amounts. The carrying amounts exceeded SMC's Goodwill and Trade Name's respective fair values by $740,000 and $456,000, respectively, which the Company recorded as an impairment loss for the three months ended July 31, 2004.

During the three months ended July 31, 2004, the Company terminated a customer contract. The impact of the termination indicated that its Contractual Customer Relationships (CCR) carrying amount was not fully recoverable. Accordingly, the Company determined the fair value of the CCR's and compared it to its carrying amount. The Company recorded an impairment loss of $746,000 as this is the amount by which the CCR's carrying amount exceeded its fair value.

Pro Forma Other Expense, Net

We had pro forma other expense, net of $106,000 for the year ended January 31, 2005 compared to pro forma other expense, net of $15,000 for the year ended
January 31, 2004. Other pro forma expense, net increased primarily due to interest expense for borrowings related to greater levels of inventory on-hand at VLI.

Pro Forma Income Tax (Benefit) Provision

AI's effective pro forma income tax benefit rate was 28% for the twelve months ended January 31, 2005 compared to a 35% pro forma income tax rate for the twelve months ended January 31, 2004. We recorded a $740,000 impairment charge related to goodwill for the twelve months ended January 31, 2005 which is treated as a permanent difference for income tax reporting purposes. We considered the aforementioned permanent difference in AI's pro forma effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

We had $2.7 million in working capital at January 31, 2005, including $167,000 of cash and cash equivalents. In addition we had $1.7 million available under credit facilities.

Working capital decreased by $5.6 million to $2.7 million at January 31, 2005 from $8.3 million at January 31, 2004. This decrease was primarily due to a decrease in cash and cash equivalents resulting from the acquisition of VLI in August 2004. The cash portion of the purchase cost was approximately $6.6 million inclusive of all costs associated with the acquisition.

On January 28, 2005, we sold and issued to MSR I SBIC L.P. (MSR) 129,032 shares of common stock under a Subscription Agreement at a purchase price of $7.75 per share or approximately $1,000,000. Such proceeds were used by the Company to pay down certain of its existing obligations. We have agreed to issue additional shares upon the earlier of (i) the Company's issuance of additional shares of common stock having an aggregate purchase price of at least $2.5 million at a price per share less than that paid by MSR subject to certain exclusions; or
(ii) July 31, 2005. Shares would be issued in amounts determined by reference to our prevailing thirty-day average stock price. The number of additional shares to be issued would effectively reduce MSR's purchase price per common share as set forth in the Agreement. MSR is an entity controlled by Daniel Levinson, one of our directors.

As previously mentioned on January 31, 2005, we entered into a debt subordination agreement with Kevin Thomas to delay the timing of the payment of Additional Cash Consideration to the earlier August 1, 2006 or in the event that the Company raises more than $1 million in equity, Thomas would be paid the excess over the amount provided that such payment would not cause Argan to be in default of its financing arrangements.

Cash Flows

Net cash used in operations for the year ended January 31, 2005 was $2,213,000 compared with $278,000 of cash used in operations for the year ended January 31, 2004. The increase in cash used in operations is primarily due to our net loss and decreases in accounts payable as we paid vendors for inventory shipped to VLI to support sales growth and the new adaptogen products, much of which was acquired prior to VLI's acquisition date.

Net cash used for investing activities was $3,892,000 and $4,063,000 for the twelve months ended January 31, 2005 and 2004, respectively. During the twelve months ended January 31, 2005, we had cash of $6,650,000 used in the purchase of VLI and cash provided by the net redemption of $3,000,000 in investments. During the twelve months ended January 31, 2004, we had cash of $3,751,000 used in the purchase of SMC, cash used in the net purchase of investments of $3,000,000 and cash of $3,200,000 provided by the sale of PI.

Net cash provided by financing activities was $1,060,000 and $9,553,000 for the twelve months ended January 31, 2005 and 2004, respectively. During the twelve months ended January 31, 2005, we had $1 million in cash provided by the sale of common stock to MSR, cash of $3,109,000 provided by the amended financing arrangements with Bank of America, N.A. ("the Bank"), cash of $1,450,000 used in payments on the amended financing arrangement, cash of $1,104,000 used in payments on term debt under credit lines and cash of $507,000 used in the acquisition of VLI to pay a loan to former owner of VLI. During the twelve months ended January 31, 2004, we had cash of $9,635,000 provided from financing activities from the private placement of 1.3 million shares of our common stock, cash of $1,200,000 provided by the financing arrangement with Bank of America, cash of $1,091,000 used in payment of term debt on credit lines and cash of $215,000 used in payment of PI's credit facilities.

In August 2003, we entered into a financing arrangement with the Bank aggregating $2,950,000 in available financing in two facilities - a revolving line of credit with $1,750,000 in availability, expiring July 31, 2004 and bearing interest at LIBOR plus 2.75%, and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%. The proceeds from the term note were used to pay off the SMC lines of credit and for working capital. As of January 31, 2005, we had $600,000 outstanding under the term note.

In August 2004, the Company agreed to amend the existing financing arrangements with the Bank whereby the revolving line of credit was increased to $3.5 million in maximum availability, expiring May 31, 2005. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three year note remains in effect.

The amended financing arrangement contains financial as well as nonfinancial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization of 2.5 to 1(with the first test date being January 31, 2005) requiring a pro forma fixed charge coverage ratio of 1.25 to 1(with the first test date being January 31, 2005), as well as requirements for bank consent for acquisitions and divestitures. At January 31, 2005, the Company was not in compliance with the ratio of debt to EBITDA and received a waiver from the Bank with respect to the breach of the covenant. The Bank has waived covenant compliance for January 31, 2005 and April 30, 2005. Under the amended financing arrangement, the three-year note bears interest at LIBOR plus 3.45% and the revolving line of credit bears interest at LIBOR plus 3.25%

The amended financing arrangement eliminates certain previously existing covenants which had required the Company to maintain certain minimum levels of liquidity and had required the Company to maintain positive net income during the Company's fiscal quarters ended July 31, 2004 and October 31, 2004.

As of January 31, 2005 the Company has $1,659,000 outstanding under the revolving line of credit. Because of the disposition of PI, we deposited $300,000 as additional collateral in a restricted cash account with the bank. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

Subsequent to January 31, 2005, the Company agreed to amend the existing financing arrangements whereby the revolving line of credit was increased to $4.25 million in maximum availability, expiring May 31, 2006. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three-year note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three-year note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006.

The amended financing arrangements waives the January 31, 2005 and April 30, 2005 measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 (with the next test date being July 31, 2005) requiring pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the next test date being July 31, 2005). Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. The Bank has released $300,000 to the Company which it was holding in escrow as collateral.

Management believes that cash generated from the Company's operations combined with capital resources available under its renewed line of credit is adequate to meet the Company's future operating cash needs. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

Contractual Obligations

Our current contractual obligations include long-term debt and operating leases for our office, warehouse and manufacturing facilities. See Note 6 and Note 11 of our consolidated financial statements for a discussion of our contractual obligations.

Principal maturities of long-term debt and future minimum lease payments at January 31, 2005 are as follows:

                                                             Payment Due by Period
                                              --------------------------------------------------          More than
Contractual Obligations      Total             One Year           1-3 Years           4-5 Years            5 Years
-----------------------   ----------          ----------          ----------          ----------          ----------
Long-term debt            $1,143,000          $  662,000          $  391,000          $   90,000                  --

Operating Leases           2,456,000             478,000             814,000             450,000          $  714,000
                          ----------          ----------          ----------          ----------          ----------
Total                     $3,599,000          $1,140,000          $1,205,000          $  540,000          $  714,000
                          ==========          ==========          ==========          ==========          ==========

Customers

During the twelve months ended January 31, 2005, we provided nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with General Dynamics Corp. ("GD"). Certain of our more significant customer relationships are with Southern Maryland Electrical Cooperative (SMECO), GD, TriVita Corporation (TVC), and CyberWize.com, Inc. (C). SMECO accounted for approximately 23% of consolidated net sales during the twelve months ended January 31, 2005. GD accounted for approximately 14% of consolidated net sales during the twelve months ended January 31, 2005. In fiscal year 2005, GD substantially reduced its level on certain contracts under which it used SMC as a subcontractor. During fiscal 2006 we expect an increase in levels on these certain contracts under GD. The Federal Government, through our contract with GD, has been a major customer for three years. TVC and C have been customers of VLI for five and two years, respectively, and accounted for 17% and 8% of consolidated net sales for the twelve months ended January 31, 2005. Combined SMECO, GD, TVC and C accounted for approximately 62% of consolidated net sales during the twelve months ended January 31, 2005.

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

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt SFAS 123(R) on February 1, 2006. We have not determined the impact of adopting the new standard and are still evaluating the impact.

EFFECTS OF INFLATION ON BUSINESS

Management believes that inflation has not had a material effect on the Company's operations.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements (including the notes thereto and the Report of the Independent Registered Public Account Firm with respect thereto), are filed as part of this Annual Report on Form 10-KSB.

      Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

      Consolidated Balance Sheets at January 31, 2005 and 2004.

      Consolidated Statements of Operations for each of the two years in the period ended January 31, 2005.

      Consolidated Statements of Stockholders' Equity for each of the two years in the period ended January 31, 2005.

      Consolidated Statements of Cash Flows for each of the two years in the period ended January 31, 2005.

      Notes to Consolidated Financial Statements.

   REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Argan, Inc.

We have audited the accompanying consolidated balance sheets of Argan, Inc. (the Company) as of January 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended January 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argan, Inc. at January 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles.


                                                  /s/ ERNST & YOUNG LLP

McLean, Virginia

April 8, 2005

                                   ARGAN, INC.
                           Consolidated Balance Sheets

                                                              January 31,     January 31,
                                                                 2005            2004
                                                             ============    ============
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                $    167,000    $  5,212,000
    Investments                                                        --       3,000,000
    Accounts receivable, net                                    2,951,000       1,523,000
    Receivable from affiliated entity, net                        112,000              --
    Escrowed cash                                                 604,000         601,000
    Estimated earnings in excess of billings                      323,000         514,000
    Inventories, net                                            3,465,000              --
    Prepaid expenses and other current assets                     622,000         150,000
                                                             ------------    ------------
TOTAL CURRENT ASSETS                                            8,244,000      11,000,000
                                                             ------------    ------------

Property and equipment, net                                     2,703,000       1,913,000
Other assets                                                       35,000              --
Contractual customer relationships, net                           564,000       1,476,000
Trade name                                                        224,000         680,000
Proprietary formulas, net                                       2,153,000              --
Non-contractual customer relationships, net                     1,833,000              --
Non-compete agreement, net                                      1,650,000              --
Goodwill                                                        7,532,000       1,680,000
                                                             ------------    ------------
TOTAL ASSETS                                                 $ 24,938,000    $ 16,749,000
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                         $  1,803,000    $    918,000
    Billings in excess of estimated earnings                           --          20,000
    Due to affiliates                                              47,000              --
    Accrued expenses                                            1,187,000         488,000
    Deferred income tax liability                                 144,000         188,000
    Line of credit                                              1,659,000              --
    Current portion of long-term debt                             662,000       1,092,000
                                                             ------------    ------------
TOTAL CURRENT LIABILITIES                                       5,502,000       2,706,000
                                                             ------------    ------------
Deferred income tax liability                                   2,520,000       1,064,000
Long-term debt                                                    481,000         109,000
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per share -
      authorized 500,000 shares - issued - none                        --              --
    Common stock, par value $.15 per share - 12,000,000
      shares authorized - 2,762,078 shares issued at
      January 31, 2005 and 1,806,046 shares issued at
      January 31, 2004 and 2,758,845 shares outstanding
      at January 31, 2005 and 1,802,813 shares outstanding
      at January 31, 2004                                         414,000         270,000
    Warrants outstanding                                          849,000         849,000
    Additional paid-in capital                                 20,121,000      14,121,000
    Accumulated deficit                                        (4,916,000)     (2,337,000)
    Treasury stock at cost:
      3,233 shares at January 31, 2005 and 2004                   (33,000)        (33,000)
                                                             ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                     16,435,000      12,870,000
                                                             ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 24,938,000    $ 16,749,000
                                                             ============    ============

                             See Accompanying Notes

                                   ARGAN, INC.
                      Consolidated Statements of Operations

                                                             Years Ended January 31
                                                              2005            2004
                                                          ============    ============
Net sales                                                 $ 14,518,000    $  6,780,000
Cost of goods sold                                          11,333,000       5,184,000
                                                          ------------    ------------
Gross profit                                                 3,185,000       1,596,000

Selling, general and administrative expenses                 4,810,000       1,912,000
Impairment loss                                              1,942,000              --
                                                          ------------    ------------
    Loss from operations                                    (3,567,000)       (316,000)
                                                          ------------    ------------

Interest expense                                               124,000          47,000
Other income, net                                              (67,000)        (51,000)
                                                          ------------    ------------
    Loss from continuing operations before income taxes     (3,624,000)       (312,000)
Income tax benefit                                           1,045,000         289,000
                                                          ------------    ------------
Loss from continuing operations                             (2,579,000)        (23,000)
                                                          ------------    ------------
Loss from discontinued operations, net of income tax
  provision of $751,000                                             --         574,000
                                                          ------------    ------------
Net loss                                                  $ (2,579,000)   $   (597,000)
                                                          ============    ============

Basic and diluted loss per share:
    Continuing operations                                 $      (1.20)   $      (0.02)
                                                          ============    ============
    Discontinued operations                                         --    $      (0.39)
                                                          ============    ============
    Net loss                                              $      (1.20)   $      (0.41)
                                                          ============    ============

Weighted average number of shares outstanding:               2,149,000       1,480,000
                                                          ============    ============

                             See Accompanying Notes

                                   ARGAN, INC.
                 Consolidated Statements of Stockholders' Equity
                  For the Years Ended January 31, 2005 and 2004

                                                                                                         NOTES
                                                                                                       RECEIVABLE
                                            COMMON                                                       FROM
                                             STOCK                      ADDITIONAL    ACCUMULATED     STOCKHOLDERS
                                              PAR          WARRANTS      PAID-IN        DEFICIT       AND TREASURY
                             SHARES          VALUE       OUTSTANDING     CAPITAL         TOTAL           STOCK           TOTAL
                          ------------   ------------   ------------   ------------   ------------    ------------    ------------
Balance at
  January 31, 2003             494,306   $     74,000   $         --   $  5,502,000   $ (1,740,000)   $    (39,000)   $  3,797,000

Private placement,
  net of offering
  cost of $472,000           1,303,974        196,000        849,000      8,590,000             --              --       9,635,000

Exercise of stock
  options                        4,533             --             --         29,000             --              --          29,000

Other                               --             --             --             --             --           6,000           6,000

Net loss                            --             --             --             --       (597,000)             --        (597,000)
                          ------------   ------------   ------------   ------------   ------------    ------------    ------------

Balance at
  January 31, 2004           1,802,813        270,000        849,000     14,121,000     (2,337,000)        (33,000)     12,870,000

Acquisition of Vitarich
   Laboratories, Inc.          825,000        124,000             --      5,008,000             --              --       5,132,000

Exercise of Stock
  Options                        2,000          1,000             --         11,000             --              --          12,000

Issuance of Common
  Stock                        129,032         19,000             --        981,000             --              --       1,000,000

Net loss                            --             --             --             --     (2,579,000)             --      (2,579,000)
                          ------------   ------------   ------------   ------------   ------------    ------------    ------------
Balance at
  January 31, 2005           2,758,845   $    414,000   $    849,000   $ 20,121,000   $ (4,916,000)   $    (33,000)   $ 16,435,000
                          ============   ============   ============   ============   ============    ============    ============

                             See Accompanying Notes

                                   ARGAN, INC.
                      Consolidated Statements of Cash Flows

                                                                      Years Ended January 31
                                                                        2005           2004
                                                                    ============    ============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $ (2,579,000)   $   (597,000)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                                      1,377,000         309,000
    Impairment loss on goodwill and intangibles                        1,942,000              --
    Non-cash stock option compensation expense                                --           5,000
      Deferred income taxes                                           (1,108,000)       (320,000)
Changes in operating assets and liabilities:
    Accounts receivable, net                                             (57,000)       (109,000)
    Receivable from affiliated entity, net                               (13,000)             --
    Estimated earnings in excess of billings                             191,000        (337,000)
    Due to Affiliate                                                      47,000              --
    Inventories, net                                                    (218,000)             --
    Prepaid expenses and other current assets                            (99,000)       (345,000)
    Accounts payable and accrued expenses                             (1,640,000)        473,000
    Billings in excess of estimated earnings                             (20,000)        (50,000)
    Other                                                                (36,000)             --
    Non-cash charges and working capital
      changes of discontinued operations                                      --         693,000
                                                                    ------------    ------------
            Net cash used in operating activities                     (2,213,000)       (278,000)
                                                                    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Southern Maryland Cable, Inc., net                            --      (3,751,000)
    Proceeds from sale of subsidiary, net of escrow funds held                --       3,200,000
    Purchase of Vitarich Laboratories, Inc., net                      (6,650,000)             --
    Purchase of investments                                           (9,000,000)    (30,000,000)
    Redemptions of investments                                        12,000,000      27,000,000
    Purchases of property and equipment                                 (242,000)       (424,000)
    Investing activities of discontinued operations                           --         (88,000)
                                                                    ------------    ------------
            Net cash used in investing activities                     (3,892,000)     (4,063,000)
                                                                    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from private placement  of common stock,
      net of offering costs                                                   --       9,635,000
    Proceeds from sale of common stock                                 1,000,000              --
    Proceeds from exercise of stock options                               12,000          24,000
    Proceeds from long-term debt facility                                     --       1,200,000
    Proceeds from short-term debt                                      3,109,000              --
    Payments on short-term debt                                       (1,450,000)             --
    Principal payments on credit lines                                (1,104,000)     (1,091,000)
    Payment of former owner's loan to Vitarich Laboratories, Inc.       (507,000)             --
    Financing activities of discontinued operations                           --        (215,000)
                                                                    ------------    ------------
            Net cash provided  by financing activities                 1,060,000       9,553,000
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         5,212,000              --
                                                                    ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (5,045,000)      5,212,000
                                                                    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $    167,000    $  5,212,000
                                                                    ============    ============

                             See Accompanying Notes

                                   ARGAN, INC.
                Consolidated Statements of Cash Flows (Continued)

                                                               Years Ended January 31
                                                                 2005            2004
                                                             ============    ============
Supplemental disclosure of non-cash investing and
  Financing activities:
Cash paid during the period for:
    Interest                                                 $    124,000    $     36,000
                                                             ============    ============
    Income taxes                                             $    373,000    $    101,000
                                                             ============    ============
Issuance of warrants                                                   --    $    849,000
                                                             ============    ============
Acquisitions of VLI and SMC:
Fair value of net assets acquired
    Accounts receivable                                      $  1,470,000    $  1,590,000
    Inventories                                                 3,247,000              --
    Other current assets                                          372,000         101,000
    Property and equipment                                      1,064,000       1,653,000
    Other non-current assets                                       42,000           6,000
                                                             ------------    ------------
    Total non-cash assets                                       6,195,000       3,350,000

    Accounts payable and accrued expenses                       3,209,000         775,000
    Short-term borrowings and current maturities of debt        1,191,000         427,000
    Other current liabilities                                          --         555,000
    Other non-current liabilities                               2,564,000       1,546,000
    Long-term debt                                                371,000         544,000
                                                             ------------    ------------
                                                                7,335,000       3,847,000

    Net non-cash assets acquired                               (1,140,000)       (497,000)
    Cash and cash equivalents                                          --         288,000
                                                             ------------    ------------
    Fair value of net assets acquired                          (1,140,000)       (209,000)
                                                             ------------    ------------
    Excess of costs over fair value of net assets acquired     12,922,000       3,960,000
                                                             ------------    ------------
    Purchase price                                           $ 11,782,000    $  3,751,000
                                                             ============    ============

    Cash paid, net                                           $  6,650,000    $  3,751,000
    Stock issued                                                5,132,000              --
                                                             ------------    ------------
    Purchase Price                                           $ 11,782,000    $  3,751,000
                                                             ============    ============

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

AI was organized as a Delaware corporation in May 1961. On October 23, 2003, our shareholders approved a plan providing for the internal restructuring of the Company whereby AI became a holding company and its operating assets and liabilities relating to its Puroflow business were transferred to a newly-formed, wholly owned subsidiary. The subsidiary then changed its name to "Puroflow Incorporated" (PI) and AI changed its name from Puroflow Incorporated to "Argan, Inc." At the time of the transfer, SMC was the other wholly owned operating subsidiary of AI.

On October 31, 2003, the Company completed the sale of PI to Western Filter Corporation (WFC) for approximately $3.5 million in cash of which $300,000 is being held in escrow to indemnify WFC from any damages resulting from the breach of representations and warranties under the Stock Purchase Agreement. (See Note
12)

Management's Plans, Liquidity and Business Risks

As of January 31, 2005, the Company had an accumulated deficit of $4.9 million. Further, as a result of recurring losses, the Company has experienced negative cash flows from operations. At January 31, 2005, the Company had $1.7 million available under its revolving line of credit with the Bank. The Company operates in two unique and distinct markets. The market for nutritional products is highly competitive and the telecom and infrastructure services industry is fragmented and also very competitive. The successful execution of the Company's business plan is dependent upon the Company's ability to integrate acquired businesses and acquired assets into its operations, its ability to increase and retain its customers, the ability to maintain compliance with significant government regulation, the ability to attract and retain key employees and the Company's ability to manage its growth and expansion, among other factors.

On January 28, 2005, the Company raised approximately $1 million through the issuance of 129,032 shares of common stock to an Investor. Such proceeds were used by the Company to pay down certain of its existing obligations. Pursuant to the Agreement, the Company has agreed to issue additional shares of common stock to the Investor upon the earlier of (i) the Company's issuance of additional shares of common stock having an aggregate purchase price of at least $2.5 million at a price per share less than that paid by the Investor, subject to certain exclusions; or (ii) July 31, 2005. (See Note 7)

The Company also entered into an agreement  with the former owner of VLI,  Kevin
J. Thomas (Thomas) to delay the timing of the payment of contingent cash consideration to the earlier of August 1, 2006 or the Company's issuance of additional equity having an aggregate purchase price of more than $1 million, Thomas would be paid the remaining contingent consideration up to the excess over that amount provided that such payment would not put Argan in default of its current financing arrangement with the Bank. (See Notes 2 and 6)

The Company's line of credit was due to expire on May 31, 2005. On April 8, 2005, the Company renewed its line of credit with the Bank, extending the maturity date to May 31, 2006. The availability under the line of credit was increased to $4.25 million and the Bank released $300,000 in cash to the Company which it was holding in escrow as collateral. (See Note 6)

Management believes that capital resources available under its renewed line of credit combined with cash generated from the Company's operations is adequate to meet the Company's future operating cash needs. Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

BASIS OF PRESENTATION

The consolidated financial statements include AI and its wholly owned subsidiaries. The preparation of consolidated financial statements in conformity with GAAP requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenues and expenses and certain financial statement disclosures. Estimates are used for but not limited to our accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long lived assets and deferred taxes. Actual results could differ from these estimates.

The Company's fiscal year ends on January 31. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of the acquisition or up to the date of disposal. All significant intercompany balances and transactions have been eliminated in consolidation. The Company reflects, as discontinued operations, the disposition of its wholly owned subsidiary, PI, in 2003 according to Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." (See Note 14)

Cash and Equivalents - Cash and equivalents include cash balances on deposit in banks, overnight investments in mutual funds, and other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flow, the Company considers these amounts to be cash equivalents.

Investments - The Company acquires various financial instruments with original maturities greater than three months. The Company considers these financial instruments to be short-term investments.

Revenue  Recognition  -  Vitarich  Laboratories,   Inc.  -  Customer  sales  are
recognized at the time title and the risks and rewards of ownership passes. This typically is when products are shipped per customer's instructions.

VLI provides for an allowance for doubtful accounts based on historical experience and a review of its accounts receivable, net and receivable from affiliated entity, net. Accounts receivable, net and receivable from affiliated entity, net are presented net of an allowance for doubtful accounts of $72,000 and $84,000, respectively, at January 31, 2005.

Revenue Recognition - Southern Maryland Cable, Inc. - The Company generates revenue under various arrangements, including contracts under which revenue is based on a fixed price basis and on a time and materials basis. Revenues from time and materials contracts are recognized when the related service is provided to the customer. Revenue from fixed price contracts, including a portion of estimated profit, is recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method.

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. These differences are included in estimated earnings.

The retainage included in accounts receivable, net in the accompanying balance sheets represents amounts withheld by contract with respect to SMC accounts receivable was $53,000 at January 31, 2005 and none at January 31, 2004. The Company expects to collect substantially all the retainage within one year.

SMC provides for an allowance for doubtful accounts based on historical experience and a review of its receivables. SMC's receivables are presented net of an allowance for doubtful accounts of $13,000 at January 31, 2005 and none at January 31, 2004.

Cost Recognition - Southern Maryland Cable, Inc. - Direct contract costs includes all direct material, labor, subcontractor costs and those indirect costs related to contract performance, such as equipment, supplies and tools where a reasonable allocation of such costs to contracts can be made. Selling, general and administrative costs are charged to expense when incurred. At January 31, 2005, the Company did not have any uncompleted contracts for which it anticipated a significant loss.

Inventories -

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the weighted average first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration, and other factors in evaluating net realizable value.

Inventories at January 31, 2005 consist of the following:

      Raw materials                           $ 3,206,000

      Work-in-process                              61,000

      Finished goods                              198,000
                                              -----------
                                              $ 3,465,000
                                              ===========

Property and Equipment - Property and equipment are stated at historical cost. Depreciation is provided principally using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Maintenance and repairs (totaling $99,000 and $19,000 for the years ended January 31, 2005 and 2004, respectively,) are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Impairment of Long-Lived Assets - Long-lived assets, consisting primarily of property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company determines whether any impairment exists by comparing the carrying value of these long-lived assets to the undiscounted future cash flows expected to result from the use of these assets. In the event the Company determines that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate.

Goodwill and Other Intangible Assets - In June 2001, Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 establishes standards for goodwill and other intangible assets acquired in a business combination, eliminates amortization of goodwill, and sets forth methods to periodically evaluate goodwill and other intangible assets for impairment. In accordance with SFAS No. 142, the Company annually conducts on November 1, a review of its Goodwill and other intangible assets to determine whether their carrying value exceeds their fair market value.

The Company uses an estimate of future cash flows which are discounted based at a rate that reflects perceived risk of the Company and the estimated weighted average cost of capital. The Company will test for impairment of Goodwill and other intangible assets more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company recorded an impairment loss with respect to goodwill and intangible assets for the twelve months ended January 31, 2005. (See Note 3)

Contractual Customer Relationships - The fair value of the Contractual Customer Relations (CCR's) was determined at the time of the acquisition of SMC by discounting the cash flows expected from the Company's continued relationships with their most significant customers. Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions. In some cases, the estimates of future cash flows reflected periods beyond those of the current contracts in place. The expected cash flows were discounted based on a rate that reflects the perceived risk of the CCR's, the estimated weighted average cost of capital and SMC's asset mix. The Company is amortizing the CCR's over a seven year weighted average life given the long standing relationships SMC had with Verizon and SMECO. The Company recorded an impairment loss with respect to CCR's for the twelve months ended January 31, 2005. (See Note 3)

Trade Name - The fair value of the SMC Trade Name was estimated using a relief-from-royalty methodology. The Company has determined that the useful life of the Trade Name is indefinite since it is expected to contribute directly to future cash flows in perpetuity. The Company has also considered the effects of demand and competition including its customer base. While SMC is not a nationally recognized Trade Name, it is a regionally recognized name in Maryland and the Mid-Atlantic region, SMC's primary region of operations.

The Company, using the relief-from-royalty method described above, tests the Trade Name for impairment annually on November 1 and on an interim basis if events or changes in circumstances between annual tests indicate the Trade Name might be impaired. The Company recorded an impairment loss with respect to Trade Name for the twelve months ended January 31, 2005. (See Note 3)

Proprietary Formulas - The Fair Value of the Proprietary Formulas (PF's) was determined at the time of the acquisition of VLI by discounting the cash flows expected from developed formulations based on relative technology contribution and estimates regarding product lifecycle and development costs and time. The expected cash flows were discounted based on the estimated contributory life of the proprietary formulations utilizing estimated historical product lifecycles and changes in technology. The Company is amortizing the PF's over a three-year life based on the estimated contributory life of the proprietary formulations utilizing estimated historical product lifecycles and changes in technology.

Non-Contractual Customer Relationships - The fair value of the Non-Contractual Customer Relationships (NCR's) was determined at the time of acquisition of VLI by discounting the net cash flows expected from existing customer revenues. Although VLI does not operate using long-term contracts, historical experience indicates that customers repeat orders due to the costs associated with changing suppliers. VLI has had a relationship of five years or more with most of its currently significant customers. The expected cash flows were discounted based on a rate that reflects the perceived risk of the NCR's, the estimated weighted average cost of capital and VLI's asset mix. The Company is amortizing the NCR's over a five-year life based on the length of VLI's significant customer relationships.

Non-Compete Agreement - The fair value of the Non-Compete Agreement (NCA) was determined at the time of acquisition of VLI by discounting the estimated reduction in the cash flows expected if one key employee, the former sole shareholder of VLI, were to leave. The key employee signed a non-compete clause prohibiting the employee from competing directly or indirectly for five years. The estimated reduced cash flows were discounted based on a rate that reflects the perceived risk of the NCA, the estimated weighted average cost of capital and VLI's asset mix. The Company is amortizing the NCA over five years, the length of the non-compete agreement.

Research and Development Expenditures - Vitarich Laboratories, Inc. - Research and Development is a key component of VLI's business development efforts. VLI develops product formulations for its customers. VLI focuses its research and development capabilities particularly on new and emerging raw materials and products. Research and development expenses relate primarily to VLI's proprietary formulations and are expensed as incurred. The Company recorded $12,000 of research and development expenses during the twelve months ended January 31, 2005.

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

Fair Value of Financial Instruments - The carrying amount of certain of the Company's financial instruments, including investments, accounts receivable and accounts payable, approximates fair value due to the relatively short maturity of such instruments. The Company's variable rate short-term line of credit and variable rate long-term debt approximate fair value.

Credit Risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable, cash and investments.

AI's four largest customers, Southern Maryland Electric Cooperative (SMECO), TriVita Corporation (TVC), General Dynamics Corp. (GD) and CyberWize.com, Inc.
(C) accounted for 23%, 17%, 14%, and 8%, respectively of consolidated net sales for the year ended January 31, 2005. AI's three largest customers, Verizon Communications, SMECO and GD account for 19%, 26% and 51%, respectively, of consolidated net sales at January 31, 2004. The Company generally does not require collateral and does not believe that it is exposed to significant credit risk due to the credit worthiness of its customers.

The Company typically has had cash or short-term financial instruments on deposit in a bank in excess of federally insured limits.

Income Per Share - (Loss) income per share is computed by dividing loss from continuing operations, income (loss) from discontinued operations and net income
(loss) by the weighted average number of common shares outstanding for the period. Outstanding stock options and warrants were anti-dilutive during the years ended January 31, 2005 and 2004 due to the Company's loss from continuing operations.

Stock Option Plans - For the year ended January 31, 2004, $5,000 in stock-based compensation cost is reflected in net loss for stock options whose vesting date was accelerated and which were exercised. All remaining option grants had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant; consequently no cost was reflected in net loss for the year ended January 31, 2005.

The Company continues to apply APB Opinion No. 25 and related interpretations to its stock-based compensation awards. The fair value of the options granted in fiscal 2005 and 2004 have been estimated at the date of grant using the Black-Scholes option-pricing model. Option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options.

The Pro Forma disclosures required by SFAS No. 148 are reflected below:

                              Pro Forma Disclosures
                         For the years Ended January 31

                                                        2005            2004
                                                    ===========     ===========
Net loss, as reported                               ($2,579,000)    $  (597,000)
Add:    Stock-based compensation recorded
        in the financial statements                          --           5,000
Deduct: Total stock-based employee compensation
        expense determined under fair value
        based methods                                   (59,000)       (145,000)
                                                    -----------     -----------

Pro forma net loss                                  $(2,638,000)    $  (737,000)
                                                    ===========     ===========

Basic and diluted loss per share:

Basic and diluted - as reported                     $     (1.20)    $     (0.41)
                                                    ===========     ===========
Basic and diluted - pro forma                       $     (1.23)    $     (0.50)
                                                    ===========     ===========

Weighted average fair value of options
  granted                                           $      2.23     $      3.58
Risk-free interest rate                                    3.49%           3.28%
Expected volatility                                          57%             60%

Expected life                                           5 years        10 years

Dividend yield                                                0%              0%

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004). Share-Based Payment ("SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. AI will adopt SFAS 123(R) on February 1, 2006. The Company has not determined the impact of adopting the new standard and is continuing its analysis of the impact.

NOTE 2 - ACQUISITIONS

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

The estimated purchase price was approximately $6.7 million in cash, including expenses, and 825,000 shares of the Company's common stock with fair value of $5,132,000 or $6.22 per share utilizing the quoted market price two days before and after the acquisition date. The Company also assumed approximately $1.6 million in debt. The merger agreement contains provisions for payment of additional consideration ("Additional Consideration") by the Company to the former VLI shareholder to be satisfied in the Company's common stock and cash if certain Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) thresholds for the twelve months ended February 28, 2005 are met. To meet the EBITDA thresholds, VLI must have adjusted EBITDA in excess of $2.3 million.
Results in excess of the adjusted EBITDA threshold serve as the basis to determine the amount of additional payment. (See Note 15)

The merger agreement also provides that, if between the closing date and the additional consideration payment date, the Company raises additional capital by issuance of stock pursuant to a public or private offering for a price less than $7.75 per share (the Additional Capital Subscription Price), then the number of shares of the Company's common stock issued to Thomas as initial consideration will be adjusted to the number of common shares that would have been issued at the closing of the merger had the value of each share of the Company's common stock been the Additional Capital Subscription Price. Any additional payments earned under the terms of the purchase agreement will be recorded as an increase in goodwill.

The Company's preliminary accounting for the acquisition of VLI uses the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets identified by the Company include $6,592,000, $2,500,000, $2,000,000 and $1,800,000, respectfully, allocated to goodwill, Proprietary Formulas (PF), Non-Contractual Customer Relationships (NCR) and a Non-Compete Agreement (NCA). The Company is amortizing PF over three years and NCR and NCA over five years. Accumulated amortization is $347,000, $167,000 and $150,000 at January 31, 2005, respectively for PF, NCR and NCA. The aggregate amortization for each of the five succeeding years is:

                            2006     $ 1,593,000
                            2007       1,593,000
                            2008       1,246,000
                            2009         760,000
                            2010         444,000
                                     -----------

                                     $ 5,636,000
                                     ===========

On January 31, 2005, the Company entered into a Debt Subordination Agreement ("Subordination Agreement") with Thomas, SMC (and together with the Company, the "Debtor") and Bank of America, N.A. ("Lender") to reconstitute certain Additional Consideration that Debtor will owe to Thomas as subordinated debt.

Except as otherwise provided in the Subordination Agreement and until such time that the Superior Debt (as such term is defined in the Subordination Agreement) is satisfied in full, Debtor shall not, among other things, directly or indirectly, in any way, satisfy any part of the Junior Debt (as such term is defined in the Subordination Agreement), nor shall Thomas, among other things, enforce any part of the Junior Debt or accept payment from Debtor or any other person for the Junior Debt or give any subordination in respect of the Junior Debt.

Southern Maryland Cable, Inc.

On July 17, 2003, the Company acquired all of the common stock of SMC, a provider of telecommunications and other infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers, as well as electric utilities.

The results of operations of the acquired company are included in the consolidated results of the Company from July 17, 2003, the date of the acquisition. The purchase price was approximately $3.8 million in cash, plus the assumption of approximately $971,000 in debt.

The Company accounted for the acquisition of SMC using the purchase method of accounting whereby the excess of cost over the net amounts assigned to identifiable assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets include $1,600,000 and $680,000 allocated to Contractual Customer Relationships ("CCR") and Trade Name, respectively, and $1,680,000 to Goodwill. The Company is amortizing the CCR over a weighted average life of seven years. As of January 31, 2005, accumulated amortization was $290,000, excluding the impairment loss. The Trade Name was determined to have an indefinite useful life and is not being amortized. SMC's amortization of CCR for each of the next four years ended January 31, 2006, 2007, 2008 and 2009 is $103,000 and for the year ended January 31, 2010 is $69,000.

The following unaudited pro forma statements of operations for the twelve months ended January 31, 2005 and 2004 does not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisitions had occurred on February 1, 2003, or that may be obtained in the future. The pro forma presentation also excludes the discontinued operations of PI. VLI and SMC previously reported their results of operations using a calendar year end. No material events occurred subsequent to this reporting period that would require adjustment to our unaudited pro forma statements of operations. The number of shares outstanding used in calculating pro forma earnings per share assume that the shares issued in connection with the private offering in April 2003, discussed in Note 7, and the 825,000 shares issued in connection with the acquisition of VLI were outstanding since February 1, 2003.

                                                                  Years Ended January 31
Pro Forma Statement Operations                                     2005            2004
                                                               ============    ============
Net Sales                                                      $ 24,131,000    $ 25,124,000
Cost of goods sold                                               18,313,000      18,736,000
                                                               ------------    ------------
Gross profit                                                      5,818,000       6,388,000
Selling, general and administrative expenses                      6,757,000       6,216,000
Impairment loss                                                   1,942,000              --
                                                               ------------    ------------
      (Loss) income from operations                              (2,881,000)        172,000
Other expense, net                                                 (106,000)        (15,000)
                                                               ------------    ------------
(Loss) income from continuing operations before income taxes     (2,987,000)        157,000
Income tax (benefit) provision                                     (866,000)         55,000
                                                               ------------    ------------
Net (loss) income from continuing operations                   $ (2,121,000)   $    102,000
                                                               ============    ============

(Loss) Income per share:
      - basic                                                  $      (0.81)   $       0.04
                                                               ------------    ------------
      - diluted                                                $      (0.81)   $       0.04
                                                               ------------    ------------
Weighted average shares outstanding:
      - basic                                                     2,631,000       2,624,000
                                                               ------------    ------------
      - diluted                                                   2,631,000       2,624,000
                                                               ------------    ------------

NOTE 3 - IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During the three months ended July 31, 2004, the Company determined that both events and changes in circumstances with respect to SMC's business climate would have a significant effect on its future estimated cash flows. During the three months ended July 31, 2004, SMC terminated a customer contract which had historically provided positive margins and cash flows. In addition, SMC experienced revenue levels well below expectations for its largest fixed-priced contract customer. As a consequence, SMC has reduced its future forecasts and expectations of cash flows. As a result of these events, the Company believed that there was an indication that its intangible assets not subject to amortization might be impaired. The Company determined the fair value of its Goodwill and Trade Name and compared it to the respective carrying amounts. The carrying amounts exceeded the Goodwill and Trade Name's respective fair values by $740,000 and $456,000, respectively, which the Company recorded as an impairment loss for the three months ended July 31, 2004.

During the three months ended July 31, 2004, the Company terminated the above mentioned customer contract. The impact of the termination indicated that the Company's CCR carrying amount was not fully recoverable. Accordingly, the Company determined the fair value of the CCR's and compared it to its carrying amount. The Company recorded an impairment loss of $746,000, as this was the amount by which the CCR carrying amount exceeded its fair value.

NOTE 4 - RELATED PARTY TRANSACTIONS

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement dated as of January 28, 2005 between the Company and Investor (the "Subscription Agreement"). The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company.

Pursuant  to the  Subscription  Agreement,  the  Company  has  agreed  to  issue additional shares of Common Stock to Investor in accordance with the Subscription Agreement under certain conditions upon the earlier of (i) the Company's issuance of additional shares of Common Stock having an aggregate purchase price of at least $2,500,000 for a consideration per share less than the Share Price, subject to certain exclusions; and (ii) July 31, 2005. Shares would be issued in amounts determined by reference to the prevailing thirty-day average stock price. The number of additional shares to be issued would effectively reduce the Investor's purchase price per common share as set forth in the Subscription Agreement.

In addition, the Company has agreed, pursuant to a Registration Rights Agreement dated as of January 28, 2005 between the Company and Investor, to file a registration statement relating to the resale of the Shares by Investor, or any of Investor's successors or permitted assigns, not later than 180 days following January 28, 2005, subject to certain conditions. The resale of the shares were registered under the Securities Act of 1933 on Form S-3, filed with the Securities and Exchange Commission on February 25, 2005.

The Company leases administrative, manufacturing and warehouse facilities from individuals who are officers of SMC and VLI. The total expense under these arrangements were $134,000 and $72,000 for the years ended January 31, 2005 and 2004, respectively. The future minimum lease commitments under these arrangements during each fiscal year ended January 31 through fiscal year ended January 31, 2010 is:

                             2006       $  290,000
                             2007          292,000
                             2008          231,000
                             2009          231,000
                             2010          152,000
                       Thereafter          714,000
                                        ----------
                                        $1,910,000
                                        ==========

AI also entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to AI and AI committed to purchase on an as-needed basis, certain organic products. VLI made $47,000 in purchases under the supply agreement for the period from acquisition (August 31, 2004) through January 31, 2005. At January 31, 2005, AI had an $8,000 note with the aforementioned seller-owned entity.

The Company also sells its products in the normal course of business to an entity in which the former owner of VLI has an ownership interest. The pricing on such transactions is consistent with VLI's general customer pricing for nonaffiliated entities. VLI had approximately $242,000 in sales with this entity for the period from acquisition (August 31, 2004) to January 31, 2005. At January 31, 2005, the affiliated entity owed $112,000 to VLI net of an allowance for doubtful accounts of $84,000.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2005:

                                                                             Estimated
                                           2005              2004           Useful Lives
                                       ------------      ------------
      Leasehold improvements           $    400,000      $    184,000       5 to 20 years
      Machinery and equipment             2,093,000         1,079,000       5 to 7 years
      Trucks                                889,000           823,000       5 to 7 years
                                       ------------      ------------
                                          3,382,000         2,086,000

      Less accumulated depreciation        (679,000)         (173,000)
                                       ------------      ------------
      Property and equipment, net      $  2,703,000      $  1,913,000
                                       ============      ============

Depreciation expense for the fiscal years ended January 31, 2005 and 2004 was $508,000, and $173,000, respectively.

NOTE 6 - DEBT

In August, 2003, the Company entered into a financing arrangement with Bank of America, N.A. ("Bank") aggregating $2,950,000 in available financing in two facilities - a revolving line of credit with $1,750,000 in availability, having an initial expiration of July 31, 2004 and bearing interest at LIBOR plus 2.75%, and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%. The proceeds from the term note were used to pay off the SMC lines of credit and for working capital.

In August 2004, the Company agreed to amend the existing financing arrangements with the Bank whereby the revolving line of credit was increased to $3.5 million in maximum availability, expiring May 31, 2005. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. On April 8, 2005, the Company agreed to amend the existing financing arrangements with the Bank whereby the revolving line of credit was increased to $4.25 million in maximum availability, expiring May 31, 2006. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three year note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three year note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of January 31, 2005, the Company had $600,000 outstanding under the term note and $1,659,000 outstanding under the revolving line of credit.

The amended financing arrangement of August 2004 contains financial and nonfinancial covenants including requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not exceed 2.5 to 1 (with the first test date being January 31, 2005); requiring a pro forma fixed charge coverage ratio of not less than 1.25 to 1 (with the first test date being January 31, 2005); and bank consent for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. At January 31, 2005, the Company was not in compliance with the ratio of debt to EBITDA. The financing arrangements amended on April 8, 2005 waives the January 31, 2005 and April 30, 2005 measurement of certain financial covenants including requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not exceed 2.5 to 1 (with the next test date being July 31, 2005); requiring pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the next test date being July 31, 2005). Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. In conjunction with the amendment, the Bank also released to the Company $300,000, which it was holding in escrow as collateral in connection with the sale of PI.

Information regarding the three year term note as of January 31, 2005 is included in the table below:


                                                                        2005          2004
                                                                    ----------    ----------
Long term debt:  current                                            $  400,000    $1,000,000
Weighted average interest rate at January 31                               5.6%         4.35%
Weighted average borrowing outstanding throughout the fiscal year      800,000    $1,100,000
Weighted average interest rate during the fiscal year                      4.9%         4.30%
Maximum outstanding during the year                                 $1,000,000    $1,200,000
Principal paid during the fiscal year                               $  400,000    $  200,000


Minimum repayments of principal on the term notes are as follows for the fiscal year ending January 31:

         2006                                        $   400,000
         2007                                            200,000
                                                     ------------
         TOTAL                                       $   600,000
                                                     ============

The Company has also separately financed vehicles and machinery which will be substantially repaid over the next 53 months with a weighted average interest rate of 5.28% and 6.67% at January 31, 2005 and 2004. Information regarding these loans is included in the table below:

                                                              2005       2004
                                                            --------   --------
Long-term debt                                              $543,000   $201,000
Less:  Current portion                                       262,000     92,000
                                                            --------   --------
Long-term debt excluding
     current portion                                        $281,000   $109,000
                                                            ========   ========


NOTE 7 - PRIVATE OFFERINGS OF COMMON STOCK

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of the Company's common stock, pursuant to a Subscription Agreement dated as of January 28, 2005 between the Company and Investor. The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company. (See Note 4)

On April 29, 2003, the Company completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share. The proceeds of the private offering were approximately $10,107,000 prior to giving effect to offering costs of $472,000, with additional future proceeds that may be derived from the future exercise of 230,000 warrants issued in connection with the private placement. The warrants were issued at an exercise price of $7.75 per share and have a ten year term. A portion of the net proceeds of the private placement was used in the acquisitions of VLI and SMC and in final payment of the Company's credit facility with U.S. Bancorp. The remaining net proceeds were used for working capital. The private offering was approved by shareholder vote on April 15, 2003.

NOTE 8 - STOCK BASED COMPENSATION

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

Stock options granted may be "Incentive Stock Options" ("ISOs") or "Nonqualified Stock Options" ("NSOs"). ISOs have an exercise price at least equal to the stock's fair market value at the date of grant, a ten-year term and vest and become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price other than the stock's fair market value at the date of grant and have up to a ten-year term, and vest and become fully exercisable as determined by the Board.

During fiscal 2005, the Board granted 3,000 ISO's and 35,000 NSO's to employees. The ISO's and NSO's were granted at $7.75 per share and generally vest over one year with a maximum life of five years.

During fiscal 2004, the Board granted 20,000 ISOs and 30,000 NSOs to employees and Directors. The ISOs and NSOs were granted at $7.90 per share.

Stock option activity is as follows:

                                                   No. of             Average
                                                  Options         Exercise Price
                                                 ---------        --------------
             Balance at January 31, 2003            18,000        $         7.77
             Granted                                50,000        $         7.90
             Exercised                              (5,000)       $         5.47
             Forfeited                              (9,000)       $         7.98
                                                 ---------        --------------
             Balance at January 31, 2004            54,000        $         8.04
             Granted                                38,000        $         7.75
             Exercised                              (2,000)       $         5.70
             Forfeited                              (8,000)       $         8.53
                                                 ---------        --------------
             Balance at January 31, 2005            82,000        $         7.83
                                                 =========        ==============

At January 31, 2005, the range of exercise prices, the number of options outstanding and the weighted average remaining contractual life of these options are as follows:

                      Exercise           No. of           Weighted Average
                       Price             Options           Remaining Life
                       -----             -------           --------------
                       $ 7.75             37,000                 5.1
                       $ 7.90             45,000                 3.5
                                         -------           --------------
                                          82,000                 4.2
                                         =======           ==============

At January  31,  2005 and 2004,  45,000 and 6,000  options,  respectively,  were
exercisable  at  a  weighted   average   exercise  price  of  $7.90  and  $5.70,
respectively.

In connection with the Company's private placement in April 2003, the Company issued warrants to purchase 230,000 shares of the Company's common stock at a price of $7.75 per share with a ten year term. 180,000 of the warrants were granted to three individuals who became the executive officers of the Company upon completion of the offering. In addition, MSR Advisors, Inc. ("MSR") received warrants to purchase 50,000 shares of the Company's common stock. A director of the Company is the Chief Executive Officer of MSR. The fair value of the warrants of $849,000 was recognized as offering costs. All warrants are exercisable.

At January 31, 2005, there were 474,000 shares of the Company's common stock reserved for issuance upon exercise of stock options and warrants.

NOTE 9 - INCOME TAXES

Income tax (benefit) expense related to continuing operations for the years ended January 31, 2005 and 2004 is as follows:


                                     2005                        2004
                                 ===========                 ===========
      Current:
      Federal                    $        --                 $        --
      State                           63,000                      31,000
                                 -----------                 -----------
                                      63,000                      31,000
                                 ===========                 ===========

      Deferred:
      Federal                       (934,000)                   (268,000)
      State                         (174,000)                    (52,000)
                                 -----------                 -----------
                                  (1,108,000)                   (320,000)
                                 -----------                 -----------
      Total tax benefit          ($1,045,000)                ($  289,000)
                                 ===========                 ===========

The actual income tax benefit for the years ended January 31, 2005 and 2004 differs from the "expected" tax computed by applying the U.S. Federal corporate income tax rate of 34% to income from continuing operations before income tax as follows:

                                                       2005           2004
                                                   ===========    ===========
Computed "expected" tax benefit                    $(1,232,000)   $  (106,000)
Increase (decrease) resulting from:
State income taxes, net                               (100,000)        17,000

Permanent differences                                  287,000          4,000

Net operating loss of discontinued operations(a)            --       (187,000)
Other                                                       --        (17,000)
                                                   -----------    -----------
                                                   $(1,045,000)   $  (289,000)
                                                   ===========    ===========

(a) The fiscal 2004 loss from operations generated by Puroflow prior to its disposition is included in (loss) income from discontinued operations for financial reporting purposes; however, such loss is included in Argan's consolidated taxable income (loss) for income tax reporting purposes.

The tax effects of temporary differences for continuing operations that give rise to deferred tax assets and liabilities at January 31, 2005 and 2004 are as follows:

                                                           2005         2004
                                                        ==========   ==========
Assets:
      Accrued bonus                                     $       --   $   58,000
      Inventory and receivable reserves                     56,000           --
      Accrued vacation                                      41,000           --
      Accrued WFC claim                                     98,000           --
      Net operating loss                                   324,000      187,000
                                                        ----------   ----------
                                                           519,000      245,000
                                                        ----------   ----------

Liabilities:
      SMC cash to accrual adjustment                       172,000      246,000
      Property and equipment                               578,000      412,000
      Purchased intangibles                              2,429,000      832,000
      Other                                                  4,000        7,000
                                                        ----------   ----------
                                                         3,183,000    1,497,000
                                                        ----------   ----------
Net deferred tax liabilities                            $2,664,000   $1,252,000
                                                        ==========   ==========

At January 31, 2005, AI has a net operating loss carryforward aggregating $858,000 which expires in 2024 and 2025.

NOTE 10 - SEGMENT REPORTING

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

The Company's reportable segments are organized in separate business units with different management, customers, technology and services. The respective segments account for the respective businesses using the accounting policies in
Note 1. Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                              For the Twelve Months
                             Ended January 31, 2005

                                                      Telecom
                                  Nutraceutical   Infrastructure
                                    Products(1)      Services         Other        Consolidated
                                   ------------    ------------    ------------    ------------
Net sales                          $  6,805,000    $  7,713,000    $         --    $ 14,518,000
Cost of goods sold                    4,774,000       6,559,000              --      11,333,000
                                   ------------    ------------    ------------    ------------
      Gross profit                    2,031,000       1,154,000              --       3,185,000

Selling, general and
  administrative expenses             1,630,000       1,590,000       1,590,000       4,810,000
Impairment loss                              --       1,942,000              --       1,942,000
                                   ------------    ------------    ------------    ------------
Income (Loss) from operations           401,000      (2,378,000)     (1,590,000)     (3,567,000)
Interest expense                         73,000          48,000           3,000         124,000
Other income, net                            --          (6,000)        (61,000)        (67,000)
                                   ------------    ------------    ------------    ------------

Income (loss) from continuing
  operations before income taxes   $    328,000    $ (2,420,000)   $ (1,532,000)     (3,624,000)
                                   ============    ============    ============    ------------

Income tax benefit                                                                    1,045,000
                                                                                   ------------

Net loss                                                                           $ (2,579,000)
                                                                                   ============
Depreciation                       $    122,000    $    384,000    $      2,000    $    508,000
                                   ============    ============    ============    ============
Amortization of intangibles        $    664,000    $    166,000    $     39,000    $    869,000
                                   ============    ============    ============    ============
Goodwill                           $  6,592,000    $    940,000              --    $  7,532,000
                                   ============    ============    ============    ============
Total Assets                       $ 19,310,000    $  5,007,000    $    621,000    $ 24,938,000
                                   ============    ============    ============    ============

      (1) Operating results of VLI are included since date of acquisition, August 31, 2004.

The Company has customers whose sales represent a significant portion of enterprise and segment net sales. Nutraceutical sales to two customers, TriVita Corporation and Cyberwize.com, Inc., accounted for 17% and 8% of consolidated net sales, respectively, while telecom infrastructure services to two customers, Southern Maryland Electric Cooperative and General Dynamics Corp. aggregated 23% and 14% respectively, of consolidated net sales.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have entered into various non-cancelable operating leases for facilities, machinery, equipment and trucks. Total rent expense for all operating leases including related parties was approximately $268,000 and $75,000 for the years ended January 31, 2005 and 2004, respectively. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2005:

                            2006              $    478,000
                            2007                   449,000
                            2008                   365,000
                            2009                   298,000
                            2010                   152,000
                      Thereafter                   714,000
                                              ------------
                                              $  2,456,000
                                              ============

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company's management, based on information available at this time, that none of the current claims and proceedings will have a material effect on the Company's consolidated financial statements.

NOTE 12 - WESTERN FILTER CORPORATION LITIGATION

During the twelve months ended January 31, 2005, WFC notified the Company asserting that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party in connection with the Stock Purchase Agreement.

The Company has reviewed WFC's claim and believes that substantially all of the claims are without merit. The Company will vigorously contest WFC's claim.

On March 22, 2005, WFC filed a complaint in Los Angeles Superior Court alleging the Company and its executive officers, individually, committed breach of contract, intentional misrepresentation, concealment and non-disclosure, negligent misrepresentation and false promise. WFC seeks declaratory relief and compensatory and punitive damages in an amount to be proven at trial as well as the recovery of attorneys' fees.

During the twelve months ended January 31, 2005, the Company recorded an accrual related to this matter of $260,000 for losses and legal fees related to WFC's claim that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at January 31, 2005, that may result from this matter for which the Company has recorded an accrual is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.

NOTE 13 - DEFINED CONTRIBUTION PLAN

The Company has a 401-(K) Savings Plan covering all of its employees, whereby the Company makes discretionary contributions for its eligible employees. The Company's expense for these defined contribution plans totaled $17,000 and $15,000 for the years ended January 31, 2005 and 2004, respectively.

NOTE 14 - DISCONTINUED OPERATIONS

Part A - Sale of PI and Restatement of Financial Statements

On October 31, 2003, AI, as part of its plan to reallocate its capital to its acquisition program, sold PI to WFC. The sales price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow to indemnify WFC from any damages resulting from a breach of representation and warranties under the Stock Purchase Agreement. (See Note 12) AI recognized a gain on sale of approximately $167,000, net of income taxes of $506,000. The Company utilized net operating losses to offset the gain on sale and thus, has no current tax liability. The $506,000 is the amount of the deferred tax assets related to PI which has been sold. In accordance with SFAS No. 144 "Accounting for the impairment or disposal of Long-Lived Assets," the Company classified the operating results of PI as discontinued operations in the accompanying statements of operations.

The  results  of  the   discontinued   operations  which  are  included  in  the
Consolidated statement of operations for the year ended January 31, 2004 is as follows:

                                                                   Year Ended
                                                                January 31, 2004
                                                                ---------------
Net sales                                                       $     5,050,000
Cost of goods sold                                                    3,834,000
                                                                ---------------
Gross profit                                                          1,216,000
Selling, general and administrative expenses                          1,701,000
                                                                ---------------
Operating (loss) income from discontinued operations                   (485,000)
Other (expense) income                                                  (11,000)
                                                                ---------------
(Loss) income from discontinued operations
   before income taxes                                                 (496,000)
Income tax expense                                                      245,000
Gain from discontinued operations, net of
  income tax expense of $506,000                                        167,000
                                                                ---------------
(Loss) income from discontinued operations                      $      (574,000)
                                                                ===============

RESEARCH AND DEVELOPMENT EXPENSES OF DISCONTINUED OPERATIONS

Research  and  development   expenditures  are  expensed  as  incurred  and  are
approximately $78,000 for the year ended January 31, 2004.

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

                                   YEAR ENDED
                                January 31, 2004

                           Aerospace             Air Bag
                         Manufacturing        Manufacturing            Total
                          -----------          -----------          -----------
External sales            $ 4,053,000          $   997,000          $ 5,050,000
Cost of goods sold          3,082,000              752,000            3,834,000
                          -----------          -----------          -----------
Gross profit              $   971,000          $   245,000          $ 1,216,000
                          ===========          ===========          ===========

PI operated out of one manufacturing facility and did not identify commonly used assets and related costs for an individual segment. In addition, selling, general and administrative costs were not separately captured for each segment.

NOTE 15 - SUBSEQUENT EVENTS

On August 31, 2004, AI acquired VLI under a merger agreement, which provides, that in addition to the initial consideration of $6,050,000 and 825,000 shares of AI common stock, Thomas, the former owner, shall have the right to receive additional consideration equal to (1) 5.5 times the adjusted EBITDA of VLI for the twelve months ended February 28, 2005, (b) less the initial consideration. The merger agreement provided that the additional consideration would be paid one-half in cash and one-half in AI common stock. AI's preliminary estimate of the additional consideration is approximately $2.7 million in cash and approximately 350,000 shares of AI common stock. The cash portion of the additional consideration will be paid on August 1, 2006 subject to a subordination agreement entered into between AI and Kevin Thomas. (See Note 2)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

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

ITEM 8B. OTHER INFORMATION

None.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

We have adopted a Code of Ethics applicable to our principal executive officer and our principal financial and accounting officer and executive vice president, a copy of which is filed as an exhibit to our annual report on Form 10-KSB filed with the SEC on April 27, 2004 and which is posted on our website at www.arganinc.com. A copy of the Code of Ethics may also be obtained without charge by writing to Mr. Haywood Miller, Executive Vice President and Secretary, Argan, Inc., One Church Street, Suite 302, Rockville, Maryland 20850.

The remaining information required under this item is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report.

ITEM 10. EXECUTIVE COMPENSATION

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report.

ITEM 13. EXHIBITS

Exhibit No.       Description
================================================================================
3.1               Certificate of Incorporation, as amended.(5)

3.2               Bylaws.(1)

10.6              2001 Incentive Stock Option Plan.(2)

10.7 Financing and Security Agreement dated as of August 19, 2003 among Puroflow Incorporated, Southern Maryland Cable, Inc. and Bank of America, N.A. (3)

10.8 First Amendment to Financing and Security Agreement dated as of February 27, 2004.(5)

10.9 Form of Subscription Agreement, dated as of April 29, 2003, by and among the Company and Investors in the April 29, 2003 private placement.(4)

10.10 Registration Rights Agreement, dated as of April 29, 2003, by and among the Company and the Investors in the April 29, 2003 private placement.(4)

10.11             Form of Common Stock Purchase Warrant dated April 29, 2003.(5)

10.12 Agreement and Plan of Merger dated July 17, 2003 by and between Southern Maryland Cable, Inc., Puroflow Incorporated, and PFLW/SMC Acquisition Corporation.(9)

10.13 Agreement and Plan of Merger dated as of August 31, 2004 by and between Kevin J. Thomas, Vitarich Laboratories, Inc., Argan, Inc., and AGAX/VLI Acquisition Corporation.(7)

10.14 Registration Right Agreement dated as of August 31, 2004 by and between Argan, Inc. and Kevin J. Thomas .(6)

10.15             Employment  Agreement  dated  as of  August  31,  2004  by and
                  between   AGAX/VLI   Acquisition   Corporation  and  Kevin  J.
                  Thomas.(6)

10.16 Third Amendment to Financing and Security Agreement as of August 19, 2003 dated as of August 31, 2004 by and among Argan, Inc., Southern Maryland Cable, Inc., and AGAX/VLI Acquisition Corporation, as borrowers, in favor of Bank of America, N.A., as lender.(6)

10.17 Amended and Restated Revolving Credit Note dated as of August 31, 2004 by and among Argan, Inc., Southern Maryland Cable, Inc., and AGAX/VLI Acquisition Corporation, as Borrowers, in favor of Bank of America, N.A., as lender. (6)

10.18             First  Amendment to Term Note dated as of June 29, 2004 by and
                  among  Argan,   Inc.,   Southern  Maryland  Cable,   Inc.,  as
                  borrowers, and Bank of America, N.A., as lender. (6)

10.19 Additional Borrowers Joinder Supplement dated as of August 31, 2004, by and among Argan, Inc., the other Existing Borrowers (as such term is defined in the agreement) and AGAX/VLI Acquisition Corporation, as borrowers, and Bank of America, N.A., as lender. (6)

10.20 Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Rainer H. Bosselmann.(8)

10.21 Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and H. Haywood Miller, III.(8)

10.22 Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Arthur F. Trudel, Jr.(8)

10.23 Debt Subordination Agreement dated as of January 31, 2005 by and among Argan, Inc., Kevin J. Thomas, Southern Maryland Cable, Inc., and Bank of America, N.A. (includes as Exhibit A, a Form of Subordinated Term Note). (10)

10.24 Financing and Security Agreement dated as of August 19, 2003 among Puroflow Incorporated, Southern Maryland Cable, Inc., and Bank of America, N.A. (11)

14.1              Code of Ethics.(5)

----------------
(1)               Incorporated  by  reference  to  the  Company's   Registration
                  Statement on Form S-1, filed with the Securities and Exchange Commission on October 15, 1991, (Registration No. 33-43228).

(2) Incorporated by reference to the Company's Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on August 6, 2001.

(3) Incorporated by reference to the Company's Form 10-QSB filed with the Securities and Exchange Commission on December 12, 2003.

(4) Incorporated by reference to the Company's Form S-3/A filed with the Securities and Exchange Commission on January 29, 2004.

(5) Incorporated by reference to Company's Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

(6) Incorporated by reference to the Company's Form 8-K filed with the Securities and Exchange Commission on September 7, 2004.

(7) Incorporated by reference to the Company's Form 8-K/A filed with the Securities and Exchange Commission on September 17, 2004.

(8) Incorporated by reference to the Company's Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 5, 2005.

(9) Incorporated by reference to the Company's Form 8-K dated July 17, 2003, filed with the Securities and Exchange Commission on July 29, 2003.

(10)              Incorporated  by  reference  to the  Company's  Form 8-K dated
                  January 31, 2005, filed with the Securities and Exchange Commission on February 4, 2005.

(11) Incorporated by reference to the Company's Form 10-QSB, filed with the Securities and Exchange Commission on December 15, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Information required under this item is incorporated by reference to the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed within 120 days of the end of the fiscal year covered by this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ARGAN, INC.


                           By: /s/ Rainer H. Bosselmann
                               -------------------------------------------------
                               Rainer H. Bosselmann
                               Chairman of the Board and Chief Executive Officer
                               Dated: April 26, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Title                                            Date


  /s/  Rainer H. Bosselmann         Chairman of the Board                            April  26,  2005
------------------------------      and Chief Executive Officer
Rainer H. Bosselmann                (Principal Executive Officer)


  /s/  Arthur F. Trudel             Senior Vice President                            April 26, 2005
------------------------------      and Chief Financial Officer
Arthur F. Trudel                    (Principal Accounting and Financial Officer)


  /s/  DeSoto S. Jordan             Director                                         April 26, 2005
------------------------------
DeSoto S. Jordan


  /s/  Daniel A. Levinson           Director                                         April 26, 2005
------------------------------
Daniel A. Levinson


  /s/  T. Kent Pugmire              Director                                         April  26, 2005
------------------------------
T. Kent Pugmire


  /s/  James W. Quinn               Director                                         April 26, 2005
------------------------------
James W. Quinn


  /s/  Peter L. Winslow             Director                                         April 26, 2005
------------------------------
Peter L. Winslow


  /s/  W. G. Champion Mitchell      Director                                         April 26, 2005
------------------------------
W. G. Champion Mitchell

                                  EXHIBIT INDEX

Exhibit No.       Description
--------------------------------------------------------------------------------

21                Subsidiaries of the Company.

23                Consent of Ernst & Young LLP,  Independent  Registered  Public
                  Accounting Firm.

31.1              Certification   of  CEO   required   by  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

31.2              Certification   of  CFO   required   by  Section  302  of  the
                  Sarbanes-Oxley Act of 2002.

32.1              Certification   of  CEO   required   by  Section  906  of  the
                  Sarbanes-Oxley Act of 2002.

32.2              Certification   of  CFO   required   by  Section  906  of  the
                  Sarbanes-Oxley Act of 2002.