Form 10QSB
period 2005-04-30
ARGAN INC
filed 2005-06-10
CIK 100591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended April 30, 2005  Commission File Number 001-31756
--------------------------------------------------------------------------------


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



       Common Stock                                     Shares outstanding
Common Stock, $.15 Par Value                     2,758,845 as of June __, 2005
--------------------------------------------------------------------------------




Transitional Small Business Disclosure Format (Check One):    Yes |_| No |X|

                                   ARGAN, INC.


                                      INDEX


                                                                        Page No.

PART I. FINANCIAL INFORMATION..................................................3

Item 1. Financial Statements...................................................3

Condensed Consolidated Balance Sheets - April 30, 2005 and January 31, 2005....3

Condensed Consolidated Statements of Operations for the Three Months
             Ended April 30, 2005 and 2004.....................................4

Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended April 30, 2005 and 2004......................................5

Notes to Condensed Consolidated Financial Statements...........................6

Item 2. Management's Discussion and Analysis or Plan of Operation.............13

Item 3. Controls and Procedures...............................................23

PART II.  OTHER INFORMATION...................................................23

Item 1.  Legal Proceedings....................................................23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........23

Item 3.  Defaults Upon Senior Securities......................................23

Item 4.  Submission of Matters to a Vote of Security Holders..................24

Item 5.  Other Information....................................................24

Item 6.  Exhibits.............................................................24

SIGNATURES....................................................................25



================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                   ARGAN, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                 April 30,      January 31,
                                                                   2005             2005
                                                               ============    ============
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                  $    107,000    $    167,000
    Accounts receivable, net                                      3,751,000       2,951,000
    Receivable from affiliated entity, net                          134,000         112,000
    Escrowed cash                                                   300,000         604,000
    Estimated earnings in excess of billings                        365,000         323,000
    Inventories, net                                              3,259,000       3,465,000
    Prepaid expenses and other current assets                       680,000         622,000
                                                               ------------    ------------
TOTAL CURRENT ASSETS                                              8,596,000       8,244,000
                                                               ------------    ------------

Property and equipment, net                                       2,644,000       2,703,000
Other assets                                                         35,000          35,000
Contractual customer relationships, net                             539,000         564,000
Trade name                                                          224,000         224,000
Proprietary formulas, net                                         1,944,000       2,153,000
Non-contractual customer relationships, net                       1,733,000       1,833,000
Non-compete agreement, net                                        1,560,000       1,650,000
Goodwill                                                         12,461,000       7,532,000
                                                               ------------    ------------
TOTAL ASSETS                                                   $ 29,736,000    $ 24,938,000
                                                               ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                           $  1,990,000    $  1,803,000
    Billings in excess of cost and earnings                           6,000              --
    Due to affiliates                                                    --          47,000
    Accrued expenses                                              1,230,000       1,187,000
    Deferred income tax liability                                   119,000         144,000
    Line of credit                                                1,661,000       1,659,000
    Current portion of long-term debt                               557,000         662,000
                                                               ------------    ------------
TOTAL CURRENT LIABILITIES                                         5,563,000       5,502,000
                                                               ------------    ------------

Deferred income tax liability                                     2,556,000       2,520,000
Deferred rent                                                        12,000              --
Long-term debt                                                      362,000         481,000
Long-term subordinated debt due to former owner of Vitarich
  Laboratories, Inc.                                              4,788,000              --
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per share -
     500,000 shares authorized- issued - none
  Common stock, par value $.15 per share -
     12,000,000 shares authorized -2,762,078 shares
     issued at April 30, 2005 and January 31, 2005 and
     2,758,845 shares outstanding at April 30, 2005 and
     January 31, 2005                                               414,000         414,000
   Warrants outstanding                                             849,000         849,000
   Additional paid-in capital                                    20,121,000      20,121,000
   Accumulated deficit                                           (4,896,000)     (4,916,000)
   Treasury stock at cost:
         3,233 shares at April 30, 2005 and January 31, 2005        (33,000)        (33,000)
                                                               ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                       16,455,000      16,435,000
                                                               ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $ 29,736,000    $ 24,938,000
                                                               ============    ============

                            See Accompanying Notes.

                                   ARGAN, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                        Three months ended April 30,
                                                            2005            2004
                                                        ============    ============
Net sales                                               $  7,156,000    $  1,807,000
Cost of goods sold                                         5,181,000       1,608,000
                                                        ------------    ------------
     Gross profit                                          1,975,000         199,000

Selling, general and administrative expenses               1,891,000         791,000
                                                        ------------    ------------
     Income (loss) from operations                            84,000        (592,000)

Interest expense                                              56,000           7,000
Other  income, net                                            (4,000)        (29,000)
                                                        ------------    ------------
    Income (loss) from operations before income taxes         32,000        (570,000)
Income tax provision (benefit)                                12,000        (218,000)
                                                        ------------    ------------
Net income (loss)                                       $     20,000    ($   352,000)
                                                        ============    ============
Income (loss) per share:
     - Basic                                            $       0.01    $      (0.20)
                                                        ============    ============
     - Diluted                                          $       0.01    $      (0.20)
                                                        ============    ============
Weighted average number of shares outstanding:
     - Basic                                               2,992,000       1,803,000
                                                        ============    ============
     - Diluted                                             3,460,000       1,803,000
                                                        ============    ============

                            See Accompanying Notes.

                                   ARGAN, INC.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                    Three Months Ended
                                                                         April 30,
                                                                    2005            2004
                                                                ============    ============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                               $     20,000    $   (352,000)
Adjustments to reconcile net  loss to net cash provided by
         (used in) operating activities:
     Depreciation and amortization                                   195,000          95,000
     Amortization of purchase intangibles                            424,000          61,000
     Deferred income taxes                                            11,000        (222,000)
Changes in operating assets and liabilities:
     Accounts receivable, net                                       (800,000)        640,000
     Receivable from affiliated entity, net                          (22,000)             --
     Escrowed cash                                                   304,000              --
     Estimated earnings in excess of billings                        (42,000)         10,000
     Inventories, net                                                206,000              --
     Prepaid expenses and other current assets                       (58,000)       (117,000)
     Accounts payable and accrued expenses                            60,000        (522,000)
     Billings in excess of estimated earnings                          6,000           8,000
     Due to affiliates                                               (47,000)             --
     Other                                                            23,000           5,000
                                                                ------------    ------------
          Net cash provided by (used in) operating activities        280,000        (394,000)
                                                                ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of investments                                              --     (19,500,000)
     Redemptions of investments                                           --      17,000,000
     Purchases of property and equipment                            (118,000)        (22,000)
                                                                ------------    ------------
          Net cash used in investing activities                     (118,000)     (2,522,000)
                                                                ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from short-term debt                                   600,000              --
     Proceeds from long-term debt                                      8,000              --
     Payments on line of credit                                     (598,000)             --
     Principal payments on term debt                                (232,000)       (123,000)
                                                                ------------    ------------
         Net cash used in financing activities                      (222,000)       (123,000)
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     167,000       5,212,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (60,000)     (3,039,000)
                                                                ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    107,000    $  2,173,000
                                                                ============    ============

                            See Accompanying Notes.

                                   ARGAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1- ORGANIZATION AND BASIS OF PRESENTATION

NATURE OF OPERATIONS

Argan, Inc. (AI or the Company) conducts its operations through its wholly owned subsidiaries Vitarich Laboratories, Inc. (VLI) which it acquired in August 2004 and Southern Maryland Cable, Inc. (SMC) which it acquired in July 2003. Through VLI, the Company develops, manufactures and distributes premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers, as well as electric utilities primarily in the Mid-Atlantic region.

AI was organized as a Delaware corporation in May 1961.

The Company operates in two reportable segments. (See Note 7)

MANAGEMENT'S PLANS, LIQUIDITY AND BUSINESS RISKS

As of April 30, 2005, the Company had an accumulated deficit of $4.9 million. Further, as a result of recurring losses, the Company has historically experienced negative cash flows from operations. At April 30, 2005, the Company had $2.5 million available under its revolving line of credit with the Bank of America, N.A. (the Bank). The Company operates in two distinct markets. The market for nutritional products is highly competitive and the telecom and infrastructure services industry is fragmented and also very competitive. The successful execution of the Company's business plan is dependent upon the Company's ability to integrate acquired businesses and acquired assets into its operations, its ability to increase and retain its customers, the ability to maintain compliance with significant government regulation, the ability to attract and retain key employees and the Company's ability to manage its growth and expansion, among other factors.

On January 28, 2005, the Company raised approximately $1 million through the issuance of 129,032 shares of common stock to an Investor. Such proceeds were used by the Company to pay down certain of its existing obligations. Pursuant to the Agreement, the Company has agreed to issue additional shares of common stock to the Investor upon the earlier of (i) the Company's issuance of additional shares of common stock having an aggregate purchase price of at least $2.5 million at a price per share less than that paid by the Investor, subject to certain exclusions; or (ii) July 31, 2005. (See Notes 4 and 6)

The Company also entered into an agreement with the former owner of VLI, Kevin
J. Thomas (Thomas) to delay the timing of the payment of contingent cash consideration to the earlier of August 1, 2006 or the Company's issuance of additional equity having an aggregate purchase price of more than $1 million. Thomas would be paid the remaining contingent consideration up to the excess over that amount provided that such payment would not put the Company in default of its current financing arrangement with the Bank. (See Notes 3 and 9)

On April 8, 2005, the Company renewed its line of credit with the Bank, extending the maturity date to May 31, 2006. The availability under the line of credit was increased to $4.25 million and the Bank released $304,000 in cash to the Company which it was holding in escrow as collateral. (See Note 5)

During the three months ended April 30, 2005, the Company had positive cash flows from operations of $280,000.

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

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of April 30, 2005 and the condensed consolidated statements of operations and cash flows for the three months ended April 30, 2005 and 2004, respectively, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2005 and the results of its operations and its cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the year ended January 31, 2005, together with the independent registered public accounting firm's report, included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

NOTE  2 -  SIGNIFICANT ACCOUNTING POLICIES

Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration, and other factors in evaluating net realizable value. Inventories at April 30, 2005 consist of the following:

                  Raw materials                            $   2,735,000

                  Work-in process                                154,000

                  Finished goods                                 370,000
                                                           -------------

                                                           $   3,259,000
                                                           =============

Income Per Share - Income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the maximum dilution that would have resulted from contingently issuable shares. Diluted income per share is computed by dividing net income by the weighted average number of common shares and all dilutive securities.

Outstanding stock options and warrants were antidilutive during the three months ended April 30, 2005 and 2004. The option and warrant exercise prices exceeded the average market price per share for the three months ended April 30, 2005 and 2004.

                                                                   For the Three Months
                                                                   Ended April 30, 2005
                                                         Earnings            Net
                                                         Per Share         Shares           Income
                                                      --------------   --------------   --------------
Basic                                                 $         0.01        2,992,000   $       20,000

Effect of estimated contingently issuable shares                  --          468,000               --
                                                      --------------   --------------   --------------
Diluted                                               $         0.01        3,460,000   $       20,000
                                                      ==============   ==============   ==============

The contingently issuable shares represent additional shares the Company estimates it will issue in connection with the acquisition of VLI and the sale and issuance of common stock to MSRI SBIC, L.P.

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

The Pro Forma disclosures required by Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation" are reflected below:

                              Pro Forma Disclosures
                      For the three months ended April 30,

                                                                2005           2004
                                                            ============   ============
Net income (loss), as reported                              $     20,000   $   (352,000)
Add:  Stock based compensation recorded
         in the financial statements                                  --             --
Deduct:  Total stock-based employee compensation
        expense determined under fair value based methods         20,000         18,000
                                                            ------------   ------------
Pro forma net loss                                                    --   $   (370,000)
                                                            ============   ============
Basic and diluted per share:
Basic and diluted - as reported                                       --   $      (0.20)
                                                            ============   ============
Basic and diluted - pro forma                                         --   $      (0.21)
                                                            ============   ============

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

In December 2004, the Financing Accounting Standards Board issued FASB Statement No. 123 (revised 2004). Share-Based Payment ("SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt SFAS 123(R) on February 1, 2006. The Company has not determined the impact of adopting the new standards and is continuing its analysis of the impact.

NOTE 3- ACQUISITION OF VITARICH LABORATORIES, INC.

On August 31, 2004, the Company acquired, by merger, all of the common stock of VLI, a developer, manufacturer and distributor of premium nutritional supplements, whole-food dietary supplements and personal care products. The Company's purchase of VLI was focused on acquiring VLI's long-standing customer and exclusive vendor relationships and its well established position in the fast growing global nutrition industry, each of which supports the premium paid over the fair value of the tangible assets acquired.

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

The Company's preliminary estimate of the Additional Consideration is approximately $2.7 million in cash and approximately 350,000 shares of AI common stock with an estimated value of $2.1 million. The Company is in the process of reviewing and finalizing the calculation of the amount of Additional Consideration.

On January 31, the Company entered into a debt subordination agreement with Thomas, the former owner of VLI, SMC and the Bank, to reconstitute the cash portion of the Additional Consideration as subordinated debt payable on August 1, 2006 unless such payment would put the Company in default of its financing arrangements with the Bank.

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

The Company's preliminary accounting for the acquisition of VLI and the preliminary estimate of the Additional Consideration uses the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets identified by the Company include $11,521,000, $2,500,000, $2,000,000 and $1,800,000, respectfully, allocated to goodwill, Proprietary Formulas (PF), Non-Contractual Customer Relationships (NCR) and a Non-Compete Agreement (NCA). The Company is amortizing PF over three years and NCR and NCA over five years. Accumulated amortization is $556,000, $267,000 and $240,000 at April 30, 2005 for PF, NCR
and NC, respectively.

The following unaudited pro forma statement of operations of the Company for the three months ended April 30, 2004 does not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition had occurred on February 1, 2004, or that may be obtained in the future. VLI previously reported its results of operations using a calendar year-end. No material events occurred subsequent to this reporting period that would require adjustment to our unaudited pro forma statement of operations. The number of shares outstanding used in calculating pro forma earnings per share assume that the shares issued in connection with the acquisition of VLI were outstanding since February 1, 2004.


                               Three Months  Ended
                                  April 30, 2004
Pro Forma Statement of Operations
Net sales                             $  5,386,000
Cost of goods sold                       4,264,000
                                      ------------
Gross profit                             1,122,000
Selling, general and
  administrative expenses                1,689,000
                                      ------------
     Loss from operations                 (567,000)
     Other income, net                      10,000
                                      ------------
Loss before income tax benefit            (557,000)
Income tax benefit                         213,000
                                      ------------
Net loss                              ($   344,000)
                                      ============
Loss per share                        ($      0.13)
                                      ============
Weighted average shares outstanding      2,628,000
                                      ============

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

The Company leases administrative, manufacturing and warehouse facilities from individuals who are officers of SMC and VLI. The total expense under these arrangements were $69,000 and $18,000 for the three months ended April 30, 2005 and 2004, respectively.

The Company also entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to the Company and the Company committed to purchase on an as-needed basis, certain organic products. VLI made $24,000 in purchases under the supply agreement during the three months ended April 30, 2005. The Company also sells its products in the normal course of business to an entity in which the former owner of VLI has an ownership interest. The pricing on such transactions is consistent with VLI's general customer pricing for nonaffiliated entities. VLI had approximately $149,000 in sales with this entity for three months ended April 30, 2005. At April 30, 2005, the affiliated entity owed $134,000 to VLI, net of an allowance for doubtful accounts of $75,000.

NOTE 5 - DEBT

In August 2003, the Company entered into a financing arrangement with the Bank aggregating $2,950,000 in available financing in two facilities - a revolving line of credit with $1,750,000 in availability, having an initial expiration of July 31, 2004 and bearing interest at LIBOR plus 2.75%, and a three year term note with an original outstanding balance of $1,200,000, expiring July 31, 2006 and bearing interest at LIBOR plus 2.95%.

In August 2004 and April 2005, the Company agreed to amend the existing financing arrangements with the Bank whereby the revolving line of credit was initially increased to $3.5 million and ultimately to $4.3 million in maximum availability. The latest amendment extended the expiration of the revolving line of credit to May 31, 2006. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three year term note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three year term note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of April 30, 2005, the Company had $500,000 outstanding under the term note and $1,661,000 outstanding under the revolving line of credit.

The financing arrangements amended on April 8, 2005, waives the April 30, 2005 measurement of certain financial covenants including requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not exceed 2.5 to 1 (with the next test date being July 31, 2005) and requiring pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the next test date being July 31, 2005). However, at April 30, 2005, the Company was in compliance with the financial and non financial covenants of the financing arrangement that would have been in place at that date. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. In conjunction with the amendment, the Bank also released to the Company $304,000, which it was holding in escrow as collateral.

NOTE 6 - PRIVATE OFFERING OF COMMON STOCK

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of the Company's common stock, pursuant to a Subscription Agreement dated as of January 28, 2005 between the Company and Investor. The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company. (See Note 4)

NOTE 7 - SEGMENT REPORTING

Effective with the acquisition of VLI on August 31, 2004, the Company has two reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

The Company's two operating segments are nutraceutical products and telecom infrastructure services. The Company conducts its operations through its wholly owned subsidiaries - VLI and SMC. The "Other" column includes the Company's corporate and unallocated expenses.

The Company's operating segments are organized in separate business units with different management, customers, technology and services. The respective segments account for the respective businesses using the accounting policies in
Note 1 to the Company's Form 10-KSB and Note 2 in this filing. Summarized financial information concerning the Company's operating segments is shown in the following tables:

                                                           For the Three Months
                                                           Ended April 30, 2005

                                                          Telecom
                                      Nutraceutical    Infrastructure
                                         Products         Services          Other          Consolidated
                                      --------------   --------------   --------------    --------------
Net sales                             $    4,728,000   $    2,428,000   $           --      $  7,156,000
Cost of goods sold                         3,274,000        1,907,000               --         5,181,000
                                      --------------   --------------   --------------    --------------
     Gross profit                          1,454,000          521,000               --         1,975,000

Selling, general and administrative
   expenses                                1,137,000          354,000          400,000         1,891,000
                                      --------------   --------------   --------------    --------------
Income (Loss) from operations                317,000          167,000         (400,000)           84,000
Interest expense (income)                     58,000           11,000          (13,000)           56,000
 Other income, net                                --            2,000            2,000             4,000
                                      --------------   --------------   --------------    --------------

Income (loss) before income taxes     $      259,000   $      158,000   $     (385,000)           32,000
                                      ==============   ==============   ==============    --------------

Income tax provision                                                                              12,000
                                                                                          --------------

Net income                                                                                $       20,000
                                                                                          ==============
Depreciation and amortization         $       77,000   $       98,000   $       20,000    $      195,000
                                      ==============   ==============   ==============    ==============
Amortization of intangibles           $      399,000   $       25,000               --    $      424,000
                                      ==============   ==============   ==============    ==============
Goodwill                              $   11,521,000   $      940,000               --    $   12,461,000
                                      ==============   ==============   ==============    ==============
Total Assets                          $   24,105,000   $    5,204,000   $      427,000    $   29,736,000
                                      ==============   ==============   ==============    ==============

NOTE 8 - WESTERN FILTER CORPORATION LITIGATION

During the twelve months ended January 31, 2005, WFC asserted in writing that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party in connection with the Stock Purchase Agreement.

On March 22, 2005, WFC filed a complaint in Los Angeles Superior Court alleging the Company and its executive officers, individually, committed breach of contract, intentional misrepresentation, concealment and non-disclosure, negligent misrepresentation and false promise. WFC seeks declaratory relief and compensatory and punitive damages in an amount to be proven at trial as well as the recovery of attorney's fees. The Company has reviewed WFC's claim and believes that substantially all of the claims are without merit. The Company will vigorously contest WFC's claim.

During the twelve months ended January 31, 2005, the Company recorded an accrual related to this matter of $260,000 for losses and legal fees related to WFC's claim that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at April 30, 2005, that may result from this matter for which the Company has recorded an accrual is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

GENERAL

We conduct our operations through our wholly owned subsidiaries, Vitarich Laboratories, Inc. (VLI) that we acquired in August 2004 and Southern Maryland Cable, Inc. (SMC) that we acquired in July 2003. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities.

We were organized as a Delaware corporation in May 1961.

RECENT EVENTS

Private Sale of Stock

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares') of our common stock, pursuant to a Subscription Agreement dated as of January 28, 2005 between the Company and Investor (the "Subscription Agreement"). The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company.

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

Pursuant to the Subordination Agreement, Debtor and Thomas have agreed to reconstitute the Additional Cash Consideration as subordinated debt and in furtherance thereof, the Company has agreed to execute and deliver to Thomas a Subordinated Promissory Note in an amount equal to the amount that would otherwise be due Thomas as Additional Cash Consideration under the Merger Agreement. Accordingly, under the Subordination Agreement, Debtor subordinated all of the Junior Debt (as such term is defined in the Subordination Agreement) to the full extent provided in the Subordination Agreement, and Thomas transferred and assigned to Lender all of his rights, title and interest in the Junior Debt and appointed Lender as his attorney-in-fact for the purchases provided in the Subordination Agreement for as long as any of the Superior Debt remains outstanding. Except as otherwise provided in the Subordination Agreement and until such time that the Superior Debt is satisfied in full, Debtor shall not, among other things, directly or indirectly, in any way, satisfy any part of the Junior Debt, nor shall Thomas, among other things, enforce any part of the Junior Debt or accept payment from Debtor or any other person for the Junior Debt or give any subordination in respect of the Junior Debt.

Amendment of Financing Arrangements

On April 8, 2005, the Company agreed to amend the existing financing arrangements with the Bank of America, N.A. ("the Bank") whereby the revolving line of credit was increased to $4.25 million in maximum availability, expiring May 31, 2006. The amended financing arrangements waives the January 31, 2005 and April 30, 2005 measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 (with the next test date being July 31, 2005) requiring pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the next test date being July 31, 2005). Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. The Bank has released to the Company $304,000 which it was holding in escrow as collateral.

Western Filter Corporation Litigation

On October 31, 2003, we completed the sale of Puroflow Incorporated (a wholly-owned subsidiary) to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is held in escrow to indemnify WFC from losses resulting from a breach of the representations and warranties made by us in connection with that sale. During the twelve months ended January 31, 2005, WFC notified the Company in writing, asserting that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party.

On March 22, 2005, WFC filed a complaint in Los Angeles Superior Court alleging the Company and its executive officers, individually, committed breach of contract, intentional misrepresentation, concealment and non-disclosure, negligent misrepresentation and false promise. WFC seeks declaratory relief and compensatory and punitive damages in an amount to be proven at trial as well as the recovery of attorney's fees. The Company has reviewed WFC's claim and believes that the claims are substantially without merit. The Company will vigorously contest WFC's claims.

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

We are a holding company with no operations other than our investments in VLI and SMC. At April 30, 2005, there were no restrictions with respect to dividends or other payments from VLI and SMC to the Company.

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

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles. Note 1 contained in the Company's consolidated financial statements for the year ended January 31, 2005 included in the Company's Annual Report contained in Form 10-KSB, as filed with the Securities and Exchange Commission describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to our accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets and deferred income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Vitarich Laboratories, Inc.

We manufacture products for our customers based on their orders. We typically ship the orders immediately after production keeping relatively little on-hand as finished goods inventory. We recognize customer sales at the time title and the risks and rewards of ownership pass to our customer. Cost of goods and finished goods inventory sold include materials and direct labor as well as other direct costs combine with allocations of indirect operational costs.

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

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. Estimated earnings in excess of billings and billings in excess of estimated earnings totaled $365,000 and $6,000, respectively, at April 30, 2005.

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

Impairment of Long-Lived Assets

Long-lived assets, consisting primarily of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We determine impairment by comparing the carrying value of these long-lived assets to the undiscounted future cash flows expected to result from the use of these assets. In the event we determine that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate.

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

At April 30, 2005, we have cumulatively recorded a net operating loss carry forward aggregating $161,000 which expires in 2024 and 2025.

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

Results of Operations for the Three Months Ended April 30, 2005 Compared to the Pro Forma Results of Operations for the Three Months ended April 30, 2004

The following summarizes the results of our operations for the three months ended April 30, 2005 compared to the pro forma results for the three months ended April 30, 2004, as if the acquisition of VLI was completed on February 1, 2004. The unaudited statements of operations do not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition had occurred on February 1, 2004, or that may be obtained in the future. VLI previously reported its results of operations using a calendar year-end. No material events occurred subsequent to the reporting period that would require adjustment to our unaudited pro forma results in the statements of operations.

                                          Three Months Ended
                                              April 30,
 Statements of Operations               2005            2004
                                    ------------    ------------
   (Pro forma)

 Net sales                          $  7,156,000    $  5,386,000
 Cost of goods sold                    5,181,000       4,264,000
                                    ------------    ------------
 Gross profit                          1,975,000       1,122,000

Selling general and
  administrative expenses              1,891,000       1,689,000
                                    ------------    ------------
    Income (loss) from operations         84,000        (567,000)

Other (expense) income                   (52,000)         10,000
                                    ------------    ------------
 Income (loss) from operations
      before income taxes                 32,000        (557,000)
Income tax provision (benefit)            12,000        (213,000)
                                    ------------    ------------
Net income (loss)                   $     20,000    ($   344,000)
                                    ============    ============

Net sales

Net sales were $7,156,000 for the three months ended April 30, 2005 compared to pro forma net sales of $5,386,000 for the three months ended April 30, 2004. The increase of $1,770,000 or 33% is due primarily to an increase of $1,149,000 in sales volume at VLI. Sales increased to VLI's largest customer as well as substantial sales to a new customer provided most of the sales increase. In addition, SMC experienced an increase of $504,000 in sales volume from infrastructure services provided to SMC's customers under fixed-priced contracts.

Cost of goods sold

For the three months ended April 30, 2005, cost of goods sold was $5,181,000 or 72% of net sales compared to $4,264,000 or 79% of pro forma net sales for the three months ended April 30, 2004. Decreased costs as a percent of net sales is due to efficiencies experienced as SMC's volume and number of fixed-priced contracts increased during the three months ended April 30, 2005. In addition, VLI had a decreased cost of goods sold as a percentage of net sales due to increased pricing which it passed onto its customer base.

Selling general and administrative expenses

Selling, general and administrative expenses were $1,891,000 or 26% of net sales for the three months ended April 30, 2005 compared to $1,689,000 or 31% of pro forma net sales for the three months ended April 30, 2004, an increase of $202,000. SMC reduced its selling, general and administrative expenses by $76,000 due to the streamlining its support staff. In addition, corporate expenses as a percentage of net sales decreased from 20% to 6% due to corporate costs increasing at a slower rate than the overall growth of net sales.

Other expense, net

We had other expense, net of $52,000 for the three months ended April 30, 2005 compared to pro forma other income, net of $10,000 for the three months ended April 30, 2004. The Company's interest expense is due to the funding of VLI's increased inventory to support increased net sales.

Income tax (benefit) provision
The Company's effective income tax rate was 38% for the three months ended April 30, 2005 compared to a 38% pro forma income tax rate for the three months ended April 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

We had $3 million in working capital at April 30, 2005, including $107,000 of cash and cash equivalents. In addition we had $2 million available under credit facilities.

Working capital increased by $300,000 to $3 million at April 30, 2005 from $2.7 million at January 31, 2005. This increase was primarily due to the strong operating performances of VLI and SMC. The Company had income before taxes of $32,000. The Company's non-cash expenses included in the determination of income before income taxes included $424,000 for amortization of purchase intangibles and $195,000 for depreciation and other amortization.

Cash Flows

Net cash provided by operations for the three months ended April 30, 2005 was $280,000 compared with $394,000 of cash used in operations for the three months ended April 30, 2004.

During the three months ended April 30, 2005, the Bank released $304,000 in escrows to us (see discussion below). Net cash used for investing activities was $118,000 and $2,522,000 for the three months ended April 30, 2005 and 2004, respectively. During the three months ended April 30, 2005, we had cash of $118,000 used in the purchase of property and equipment. During the three months ended April 30, 2004, we had cash of $2,500,000 used in the net purchase of investments and cash used in purchase of property and equipment of $22,000.

Net cash used by financing activities was $222,000 and $123,000 for the three months ended April 30, 2005 and 2004, respectively. During the three months ended April 30, 2005, we used cash of $232,000 to pay down term-debt.

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

In August 2004 and April 2005, we agreed to amend the existing financing arrangements with the Bank whereby the revolving line of credit was initially increased to $3.5 million and ultimately to $4.3 million in maximum availability. Under the latest amendment the line of credit is extended to May 31, 2006. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three-year term note remains in effect with its last monthly payment of $33,000 due July 31, 2006. As of April 30, 2005, the

Company had $1,661,000 outstanding under the revolving line of credit. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three-year term note bear interest at LIBOR plus 3.25% and 3.45%, respectively.

The amended financing arrangements waives the April 30, 2005 measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 (with the next test date being July 31, 2005) requiring pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the next test date being July 31, 2005). Bank consent continues to be required for acquisitions and divestitures. At April 30, 2005, the Company was in compliance with the covenants under the amended financing arrangements. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. The Bank has released $304,000 to the Company which it was holding in escrow as collateral.

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

Customers

During the three months ended April 30, 2005, we provided nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with General Dynamics Corp. ("GD"). Certain of our more significant customer relationships are with TriVita Corporation (TVC), Rob Reiss Companies (RRC), Southern Maryland Electrical Cooperative (SMECO), GD, and CyberWize.com, Inc. (C). TVC, RRC and C are VLI customers. SMC's significant customers are SMECO and GD. TVC, RRC and C accounted for approximately 23%, 14% and 6% of consolidated net sales during the three months ended April 30, 2005. SMECO and GD accounted for approximately 12% and 9% of consolidated net sales during the three months ended April 30, 2005. Combined TVC, RRC, SMECO, GD, and C accounted for approximately 64% of consolidated net sales during the three months ended April 30, 2005.

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



ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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



                                 ARGAN, INC.


June 10, 2005     By: /s/ Rainer Bosselmann
                          -------------------------------------------------
                          Rainer Bosselmann
                          Chairman of the Board and Chief Executive Officer





June 10, 2005     By: /s/ Arthur F. Trudel
                          -------------------------------------------------
                          Arthur F. Trudel
                          Chief Financial Officer