Form 10KSB/A
period 2005-01-31
ARGAN INC
filed 2005-12-02
CIK 100591

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                          FORM 10-KSB/A Amendment No. 1

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended January 31, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

          For the transition period from _____________ to _____________

                        Commission file number 001-31756
                                               ---------

                                   ARGAN, INC.
                                   -----------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                13-1947195
-------------------------------             ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

One Church Street, Suite 302,
Rockville, Maryland                                        20850
---------------------------------------    -------------------------------------
(Address of Principal Executive Offices)                (Zip Code)

                                  301-315-0027
                          -----------------------------
                           (Issuer's Telephone Number)

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                   ARGAN, INC.
                         2005 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

ITEM 1.     Description of Business..........................................  2

ITEM 2.     Description of Property.......................................... 16

ITEM 3.     Legal Proceedings................................................ 16

ITEM 4.     Submission of Matters to a Vote of Security Holders.............. 16


                                   PART II

ITEM 5.     Market for  Common Equity and Related Stockholder Matters ....... 17

ITEM 6.     Management's Discussion and Analysis or Plan of Operation........ 19

ITEM 7.     Financial Statements............................................. 34

ITEM 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......................................... 60

ITEM 8A.    Controls and Procedures.......................................... 60

ITEM 8B.    Other Information................................................ 60

                                  PART III

ITEM 9.     Directors, Executive Officers, Promoters and Control
             Persons; Compliance with Section 16(a) of The Exchange Act...... 60

ITEM 10.    Executive Compensation........................................... 61

ITEM 11.    Security Ownership of Certain Beneficial Owners and
            Management and Related StockholderMatters........................ 61

ITEM 12.    Certain Relationships and Related Transactions................... 61

ITEM 13.    Exhibits......................................................... 61


ITEM 14.    Principal Accountant Fees and Services........................... 63

                                     PART I

Amendment No. 1 Explanatory Note

On September 19, 2005, senior management and the Audit Committee of the Board of Directors of the Company concluded that the Company's financial statements for the fiscal year ended January 31, 2005 should be restated.

The restatements relate to the Company's amendment of its accounting for an investment made by MSR I SBIC, L.P. ("MSR") on January 28, 2005 ("Investment"), for the value of the shares issued in the acquisition of Vitarich Laboratories, Inc. (VLI) and for an agreement entered into with Kevin Thomas on January 28, 2005 with respect to a debt subordination and related concessions ("Concessions") given to Kevin Thomas ("Thomas") in connection with consummating the agreement as described below.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Agreement"). The Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Agreement, we agreed to issue additional shares of our common stock to Investor in accordance with the Agreement based upon the earlier of (i) our issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000 at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average price of all stock sold by the Company prior to July 31, 2005, or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 per share, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Agreement. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The resale of the shares was registered under the Securities Act on Form S-3 filed with the SEC on February 25, 2005.

The provision in the agreement which allows the investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. The Company recorded a fair value adjustment for a $1,000 gain and a $343,000 loss at April 30, 2005 and July 31, 2005 respectively, which is also reflected as a change in liability for the derivative financial instruments. The fair value adjustment was recorded as a change in the Company's other expenses or income, net and net loss. The liability for derivative financial instruments related to the Investor was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on August 13, 2005.

On August 31, 2004, Argan acquired VLI for approximately $6.7 million in cash and 825,000 shares of the Company's common stock with fair value of $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. The Company also assumed approximately $1.6 million in debt. The value of the shares issued in the acquisition of VLI has been revised to reflect the price per share of $6.00 of the Company's common stock at August 31, 2004 as opposed to $6.22, the quoted market price of the stock two days before and after the acquisition date. The impact of this change was to reduce the amount of goodwill and additional paid-in capital by $182,000. The purchase agreement also provides for contingent consideration based on EBITDA for the twelve months ended February 28, 2005. The additional contingent consideration would be paid in both cash and stock. The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On January 28, 2005 the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price was below $7.75 per share. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and should be accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The Company has recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

$501,000 of the charge related to the liability for derivative financial instruments is recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge is recorded as compensation expense due to Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2006, the maturity date of the note, and reduce net income. The charge for compensation to Thomas was classified as non-cash compensation expense and increased net loss by $614,000 for the year January 31, 2005. The derivative financial instrument will be subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment of a $22,000 gain and a $1,609,000 loss at April 30, 2005 and July 31, 2005, respectively, will also be reflected as a change in liability for the derivative financial instruments and as a change to the Company's other expenses or income and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on September 1, 2005.

The information contained in this Amendment, including the financial statements and notes thereto, amends Items 1, 6, and 7 of our originally filed Annual Report on Form 10-KSB for the year ended January 31, 2005 (the "2005 Form
10-KSB"), in each case to reflect the adjustments and related disclosures, described above and no other information in our originally filed 2005 Form 10-KSB is amended hereby. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment.

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

On October 31, 2003,  pursuant to a certain  Stock  Purchase  Agreement  ("Stock
Purchase Agreement"), we completed the sale of Puroflow to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is being held in escrow to indemnify WFC from losses resulting from any damages from a breach of the representations and warranties made by us pursuant to that sale. During the twelve months ended January 31, 2005, WFC asserted that the Company breached certain representations and warranties under the Stock Purchase Agreement. (See Note 12 to consolidated financial statements.)

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

Recent Events

Private Sale of Stock

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of our common stock, pursuant to a Subscription Agreement between the Company and Investor (the "Subscription Agreement"). The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Subscription Agreement, the Company has agreed to issue additional shares of our common stock to Investor in accordance with the Subscription Agreement based upon the earlier of (i) the Company's issuance of additional shares of common stock generating aggregate purchase price of at least $2,500,000 or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average price of all stock sold by the Company prior to July 31, 2005 or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per share of common stock as set forth in the Subscription Agreement.

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

In connection with the Merger Agreement, the Company paid Kevin J. Thomas ("Thomas"), the former shareholder of Vitarich, initial consideration consisting of (i) $6.1 million in cash; and (ii) 825,000 shares of the Company's common stock which was valued at $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. These 825,000 shares were registered on Form S-3 under the Securities Act of 1933, as amended, on February 25, 2005. The Company also assumed $1.6 million in debt.

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

In connection with the Merger Agreement, VLI and Thomas entered into an employment agreement, pursuant to which VLI agreed to employ Thomas as its Senior Operating Executive for an initial term of 3 years, subject to successive automatic one-year renewal terms after the initial term unless either party provides notice of its election not to renew. Further, the Company entered into a supply agreement with a supply company owned by Thomas, pursuant to which the supply company committed to sell to the Company, and the Company committed purchase on an as-needed basis, certain organic agriculture products produced by the supply company.

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

On January 28, 2005, the Company entered into a letter agreement ("Letter Agreement") with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering in a debt subordination agreement, reconstituting such additional cash consideration as subordinated debt. Pursuant to a letter agreement dated January 28, 2005, the Company has agreed to issue additional shares of our common stock to Thomas in accordance with the letter agreement based upon the earlier of (i) the Company's issuance of additional shares of our common stock at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) the average closing price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75. As previously mentioned, on January 31, 2005 we entered into a debt subordination agreement with Kevin Thomas to delay the timing of the payment of Additional Cash Consideration to the earlier of August 1, 2006 or in the event that the Company raises more than $1 million in equity, Thomas would be paid the excess over the amount provided that such payment would not cause Argan to be in default of its financing arrangements.

Amendment of Financing Arrangements

On April 8, 2005, the Company agreed to amend the existing financing arrangements with the BOA whereby the revolving line of credit was increased to $4.25 million in maximum availability, expiring May 31, 2006. The amended financing arrangement waives the January 31, 2005 and April 30, 2005 measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 (with the next test date being July 31, 2005) and requiring pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the next test date being July 31, 2005). BOA consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. BOA has released to the Company the $300,000 which it was holding in escrow as collateral.

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as valuation gains and losses, compensation expense and non-cash which are settled with non-cash issuance of the Company's common stock as well as deferred loan issuance cost amortization.

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

As of January 31, 2005, we had an accumulated deficit of approximately $5.5 million resulting primarily from past losses. We may experience additional losses in the future.

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

As of September 30, 2005, our executive officers and directors as a group own approximately 31% of our voting shares (giving effect to an aggregate of 260,000 shares of common stock that may be purchased upon exercise of warrants and stock options held by our executive officers and directors and 549,937 shares beneficially held in the name of MSR Advisors and affiliates for which one of our directors is President) and therefore, may have the power to influence corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may influence the election of directors and other actions requiring stockholder approval.

In addition, as of September 30, 2005, Kevin J. Thomas, our Senior Operating Executive, owns approximately 43% of our outstanding voting shares. In addition to the shares issued to Kevin Thomas at the acquisition of VLI, we issued to Mr. Thomas 348,146 shares of our common stock as additional consideration in connection with our acquisition of VLI. Pursuant to the Letter Agreement dated January 28, 2005, the Company issued 535,052 shares of our common stock. The number of shares issued was determined under the condition in the Letter Agreement whereby the Company did not consummate an offering by July 31, 2005. Pursuant to this condition, shares to be issued were determined by reference to the Company's prevailing thirty day average stock price at July 31, 2005. Therefore, Mr. Thomas, individually may have the power to influence corporate actions.

Our executive officers and directors, together with Kevin J. Thomas, currently own approximately 67% of our outstanding voting shares which will allow our executive officers and directors, together with Kevin J. Thomas, to approve almost any corporate action requiring a minimum majority vote without a meeting or prior notice to our other stockholders.

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

ITEM 3.  LEGAL PROCEEDINGS

During the twelve  months ended  January 31, 2005,  Western  Filter  Corporation
(WFC) notified the Company in writing that WFC believes that the Company breached certain representations and warranties under the Stock Purchase Agreement in connection with the sale of Puroflow Incorporated to WFC. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party in connection with the Stock Purchase Agreement.

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

During the twelve months ended January 31, 2005, the Company recorded an accrual for a loss related to this matter of $260,000 for estimated payments and legal expenses related to WFC's claim that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at January 31, 2005 that may result from this matter for which the Company has recorded an accrual is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

                                                     High Bid         Low Bid
                                                   ============     ============
Fiscal year Ended January 31, 2004
1st Quarter ....................................     $  8.00         $  6.10
2nd Quarter ....................................        8.50            7.75
3rd Quarter ....................................        8.55            6.60
4th Quarter ....................................        7.75            6.80

Fiscal year Ended January 31, 2005
1st Quarter ....................................        7.75            6.91
2nd Quarter ....................................        7.01            5.75
3rd Quarter ....................................        6.60            5.62
4th Quarter ....................................        6.50            5.63

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

                      Equity Compensation Plan Information

The Company has authorized the following equity securities for issuance under equity compensation plans at January 31, 2005:

                                                                                            Number of securities
                                                                                            remaining available for
                                    Number of securities to       Weighted average          future issuance under
                                    be issued upon exercise       exercise price of         equity compensation plans
                                    of outstanding options,       outstanding options,      (excluding securities
                                    warrants and rights           warrants and rights       reflected in column [a])
                                             [a]                          [b]                         [c]
Equity compensation plans
approved by security holders              312,000(1)                   $  7.77                    162,000(2)

Equity compensation plans not
approved by security holders                   --                           --                         --
                                          -------                      -------                    -------
Total                                     312,000                      $  7.77                    162,000
                                          =======                      =======                    =======


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

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Agreement"). The Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Agreement, we agreed to issue additional shares of our common stock to Investor in accordance with the Agreement based upon the earlier of (i) our issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000 at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 per share, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Agreement. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The resale of the shares was registered under the Securities Act on Form S-3 filed with the SEC on February 25, 2005.

The provision in the agreement which allows the investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. The Company recorded a fair value adjustment for a $1,000 gain and a $343,000 loss at April 30, 2005 and July 31, 2005 respectively, which is reflected as a change in liability for the derivative financial instruments. The fair value adjustment was recorded as a change in the Company's other expense, income, net and net loss. The liability for derivative financial instruments related to the Investor was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on August 13, 2005.

On August 31, 2004, Argan acquired VLI for approximately $6.7 million in cash and 825,000 shares of the Company's common stock with fair value of $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. The Company also assumed $1.6 million in debt. The value of the shares issued in the acquisition of VLI has been revised to reflect the price per share of $6.00 of the Company's common stock at August 31, 2004 as opposed to $6.22, the quoted market price of the stock two days before and after the acquisition date. The impact of this change was to reduce the amount of goodwill and additional paid-in capital by $182,000. The purchase agreement also provides for contingent consideration based on EBITDA for the twelve months ended February 28, 2005. The additional contingent consideration would be paid in both cash and stock. The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On January 28, 2005 the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price was below $7.75 per share. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and should be accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The Company has recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

$501,000 of the charge related to the liability for derivative financial instruments is recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge is recorded as compensation expense due to Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2006, the maturity date of the note, and reduce net income. The charge for compensation to Thomas was classified as non-cash compensation expense and increased net loss by $614,000 for the year January 31, 2005. The derivative financial instrument will be subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment of a $22,000 gain and a $1,609,000 loss at April 30, 2005 and July 31, 2005, respectively, will also be recorded as a change in liability for the derivative financial instruments and as a change to the Company's other expenses or income and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of additional chares of the Company's common stock on September 1, 2005.

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

RESTATEMENT

On September 19, 2005, senior management and the Audit Committee of the Board of Directors of the Company concluded that the Company's financial statements for the fiscal year ended January 31, 2005 should be restated.

The restatements relate to the Company's amendment of its accounting for an investment made by MSR I SBIC, L.P. ("MSR") on January 28, 2005 ("Investment"), for the value of the shares issued in the acquisition of VLI, and for an agreement entered into with Kevin Thomas on January 28, 2005 with respect to a debt subordination and related concessions ("Concessions") given to Kevin Thomas ("Thomas") in connection with consummating the agreement as described below.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Agreement"). The Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Agreement, we agreed to issue additional shares of our common stock to Investor in accordance with the Agreement based upon the earlier of (i) our issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000 at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 per share, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Agreement. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The resale of the shares were registered under the Securities Act on Form S-3 filed with the SEC on February 25, 2005.

The provision in the agreement which allows the investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. The Company recorded a fair value adjustment for a $1,000 gain and a $343,000 loss at April 30, 2005 and July 31, 2005 respectively, which is also reflected as a change in liability for the derivative financial instruments. The fair value adjustment was recorded as a change in the Company's other expenses or income, net and net loss. The liability for derivative financial instruments related to the Investor was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on August 13, 2005.

On August 31, 2004, Argan acquired VLI for approximately $6.7 million in cash and 825,000 shares of the Company's common stock with fair value of $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. The Company also assumed $1.6 million in debt. The value of the shares issued in the acquisition of VLI has been revised to reflect the price per share of $6.00 of the Company's common stock at August 31, 2004 as opposed to $6.22, the quoted market price of the stock two days before and after the acquisition date. The impact of this change was to reduce the amount of goodwill and additional paid-in capital by $182,000. The purchase agreement also provides for contingent consideration based on EBITDA for the twelve months ended February 28, 2005. The additional contingent consideration would be paid in both cash and stock. The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On January 28, 2005 the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not raise additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price was below $7.75 per share. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and should be accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments, Indexed to and Potentially Settled in a Company's Own Stock." The Company has recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

$501,000 of the charge related to the liability for derivative financial instruments is recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge is recorded as compensation expense due to Kevin Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2006, the maturity date of the note, and reduce net income. The charge for compensation to Kevin Thomas was classified as non-cash compensation expense and increased net loss by $614,000 for the year January 31, 2005. The derivative financial instrument will be subject to adjustment for changes in fair value at the Company's interim reporting period ended April 30, 2005 and at the July 31, 2005. The fair value adjustment of a $22,000 gain and a

$1,609,000 loss at April 30, 2005 and July 31, 2005, respectively, will also be reflected as a change in liability for the derivative financial instrument and as a change to the Company's other expenses or income and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on September 1, 2005.

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

RECENT EVENTS

On September 19, 2005, senior management and the Audit Committee of the Board of Directors of the Company concluded that the Company's financial statements for the fiscal year ended January 31, 2005 should be restated.

The restatements relate to the Company's amendment for an investment made by MSR I SBIC, L.P. ("MSR") on January 28, 2005 ("Investment") for the fair value of the shares issued in the acquisition of VLI and for an agreement entered into with Kevin Thomas on January 28, 2005 with respect to a debt subordination and related concessions ("Concessions") given to Kevin Thomas ("Thomas") in connection with consummating the agreement.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Agreement"). The Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Agreement, we agreed to issue additional shares of our common stock to Investor in accordance with the Agreement based upon the earlier of (i) our issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000 at a price less than $7.75 per share, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 per share, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Agreement. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The resale of the shares was registered under the Securities Act on Form S-3 filed with the SEC on February 25, 2005.

The provision in the agreement which allows the investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. The Company recorded a fair value adjustment of a $1,000 gain and a $343,000 loss at April 30, 2005 and July 31, 2005 respectively, which will also be reflected as a change in liability for the derivative financial instruments. The fair value adjustment was recorded as a change in the Company's other expenses or income and net loss. The liability for derivative financial instruments related to the Investor was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on August 13, 2005.

On August 31, 2004, Argan acquired VLI for approximately $6.7 million in cash and 825,000 shares of the Company's common stock with fair value of $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. The Company also assumed $1.6 million in debt. The value of the shares issued in the acquisition of VLI has been revised to reflect the price of $6.00 per share of the Company's common stock at August 31, 2004 as opposed to $6.22, the quoted market price of the stock two days before and after the acquisition date. The impact of this change was to reduce the amount of goodwill and additional paid-in capital by $182,000. The purchase agreement also provides for contingent consideration based on EBITDA for the twelve months ended February 28, 2005. The additional contingent consideration would be paid in both cash and stock. The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On January 28, 2005 the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price was below $7.75 per share. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and should be accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The Company has recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

$501,000 of the charge related to the liability for derivative financial instruments is recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge is recorded as compensation expense due to Kevin Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2006, the maturity date of the note, and reduce net income. The charge for compensation to Kevin Thomas was classified as non-cash compensation expense and increased net loss by $614,000 of the year January 31, 2005. The derivative financial instrument will be subject to adjustment for changes in fair value at the Company's interim reporting period ended April 30, 2005 and at the July 31, 2005. The Company recorded a fair value adjustment of a $22,000 gain and a $1,609,000 loss at April 30, 2005 and July 31, 2005, respectively, which is also reflected as a change in liability for the derivative financial instrument and as a change to the Company's other expenses or income and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of additional chares of the Company's common stock on September 1, 2005.

Debtor entered into a certain Financing and Security Agreement dated as of August 19, 2003, as amended, with Lender whereby Lender extended to Debtor certain loans. On August 31, 2004, with the consent of Lender, the Debtor entered into an Agreement and Plan of Merger (the "Merger Agreement"), whereby the Company acquired all of the common stock of Vitarich Laboratories, Inc. ("Vitarich") by way of merger of Vitarich with and into a wholly-owned subsidiary of the Company, with Vitarich (now VLI) as the surviving company. Pursuant to the Merger Agreement, Thomas (who was a shareholder of Vitarich) was entitled to receive from Debtor, subject to certain conditions, Additional Cash Consideration as provided in the Merger Agreement. See "Acquisition of Vitarich Laboratories, Inc." under this Item 6 for additional information relating to the Merger Agreement.

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

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as valuation gains and losses, compensation expense and non-cash issuance amortization which are settled with non-cash issuance of the Company's common stock.

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

During the twelve months ended January 31, 2005, the Company recorded an accrual for loss and legal expenses related to this matter of $260,000 with respect to this claim. (See Note 14 to the Company's consolidated financial and legal expenses statements for further information.)

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

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles. Note 3 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to our accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets and deferred income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No.133 "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The derivative financial instruments are carried at fair value with changes in fair value recorded as other expense, net. The determination of fair value for our derivative financial instruments is subject to the volatility of our stock price as well as certain underlying assumptions which include the probability of raising additional capital.

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

                              Pro Forma Disclosures

                      Years Ended January 31, 2005 and 2004

                                                                             2005              2004
                                                                         -----------       -----------
                                                                          Restated
Net loss, as reported                                                    ($3,193,000)        ($597,000)
Add: Stock based compensation recorded in the financial statements                --             5,000
Deduct: Total stock-based employees compensation
expense determined under fair value based methods
for all awards, net of amounts already recorded                              (59,000)         (145,000)
                                                                         -----------       -----------

Pro forma net loss                                                       ($3,252,000)        ($737,000)
                                                                         ===========       ===========

Basic and diluted loss per share:

Basic and diluted - as reported                                                ($1.49)          ($0.41)

Based and diluted - pro forma                                                  ($1.51)          ($0.50)

Weighted average fair value of options granted                           $       2.23      $      3.58

Risk-free interest rate                                                          3.49%            3.28%

Expected volatility                                                                57%              60%

Expected life                                                                 5 years         10 years

Dividend yield                                                                      0%               0%

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

In connection with the Merger Agreement, the Company paid Kevin J. Thomas (Thomas), the former shareholder of Vitarich, initial consideration consisting of (i) $6.1 million in cash; and (ii) 825,000 shares of the Company's common stock which was valued at $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. These 825,000 shares were registered on Form S-3 under the Securities Act of 1933, as amended, on February 25, 2005.

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

The Merger Agreement also provides that, if between the closing date and the payment date of the Additional Cash Consideration, the Company raises additional capital by issuance of stock pursuant to a public or private offering for a price less than $7.75 per share (the Additional Capital Subscription Price), then the number of shares of the Company's common stock issued to Thomas as initial consideration in the merger shall be adjusted to the number of shares of the Company's common stock that would have been issued at the closing of the merger had the value of each share of the Company's common stock been the Additional Capital Subscription Price. (See disclosure regarding Letter Agreement below).

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

On January 28, 2005 the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into the aforementioned Debt Subordination Agreement, reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price was below $7.75 per share. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and should be accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock." The Company has recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

$501,000 of the charge related to the liability for derivative financial instruments is recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge is recorded as compensation expense due to Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2006, the maturity date of the note, and reduce net income. The charge for compensation to Thomas was classified as non-cash compensation expense and increased net loss by $614,000 for the year January 31, 2005. The derivative financial instrument will be subject to adjustment for changes in fair value at the Company's interim reporting period ended April 30, 2005 and at the July 31, 2005 settlement date. The Company recorded a fair value adjustment of a $22,000 gain and a $1,609,000 loss at April 30, 2005 and July 31, 2005, respectively, which is also reflected as a change in liability for the derivative financial instrument and as a change to the Company's other expenses or income and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on September 1, 2005.

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

During the twelve months ended January 31, 2005, WFC asserted that the Company breached certain representations and warranties under the Stock Purchase Agreement. (See Note 14 to the Consolidated Financial Statements.)

The  results  of  the   discontinued   operations  which  are  included  in  the
consolidated statements of operations for the year ended January 31, 2004 are as follows:

                                                                                  Year Ended
                                                                               January 31, 2004
                                                                                  -----------
Net sales                                                                         $ 5,050,000
Cost of goods sold                                                                  3,834,000
                                                                                  -----------
Gross profit                                                                        1,216,000
Selling, general and administrative                                                 1,701,000
                                                                                  -----------
Loss from discontinued operations                                                    (485,000)
Other expense                                                                         (11,000)
                                                                                  -----------
Loss from discontinued operations before income tax provision                        (496,000)
Income tax provision                                                                  245,000
Gain from discontinued operations, net of income tax provision of $506,000            167,000
                                                                                  -----------
Net loss from discontinued operations                                             $  (574,000)
                                                                                  ===========

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

                                                                            Year Ended
                                                                            January 31

                                                                      2005             2004
                                                                  ------------     ------------
                                                                    Restated
Net sales                                                         $ 24,131,000     $ 25,124,000
Cost of good sold                                                   18,313,000       18,736,000
                                                                  ------------     ------------
Gross profit                                                         5,818,000        6,388,000
Selling and general and administrative expenses, including
non-cash compensation expense of $614,000                            7,371,000        6,216,000

Impairment loss                                                      1,942,000               --
                                                                  ------------     ------------
(Loss) income from operations                                       (3,495,000)         172,000
Other expense, net                                                    (106,000)         (15,000)
                                                                  ------------     ------------
(Loss) income from continuing operations before income taxes        (3,601,000)         157,000
Income tax (benefit) provision                                        (866,000)          55,000
                                                                  ------------     ------------
Net (loss) income from continuing operations                       ($2,735,000)    $    102,000
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

Pro Forma Selling, General and Administrative Expenses

For the year ended January 31, 2005, pro forma selling general and administrative expenses were $7,371,000 or 31% of pro forma net sales compared to $6,216,000 or 25% of net sales for the year January 31, 2004. Pro forma selling, general and administrative expenses increased in connection with the WFC claim ($260,000) and for the corporate management team whose efforts focused on expansion into the nutraceuticals business and other industries aggregated $1,330,000 for the year ended January 31, 2005 compared to $978,000 for the year ended January 31, 2004. The corporate team was in place for nine months during the prior fiscal year compared to twelve months for the year ended January 31, 2005. On January 28, 2005, we entered into an agreement with Kevin Thomas (Thomas) with respect to debt subordination and related concessions were given to Thomas in connection with consummating the agreement. $614,000 of the costs associated with the agreement were deemed to be compensation expense to Thomas.

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

Pro Forma Income Tax (Benefit) Provision

AI's effective pro forma income tax benefit rate was 24% for the twelve months ended January 31, 2005 compared to a 35% pro forma income tax rate for the twelve months ended January 31, 2004. We recorded a $740,000 impairment charge related to goodwill for the twelve months ended January 31, 2005 and the aforementioned compensation expense of $614,000 attributed to inducements given to Thomas which are treated as permanent differences for income tax reporting purposes. We considered the aforementioned permanent differences in AI's pro forma effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

We had $1.5 million in working capital at January 31, 2005, including $167,000 of cash and cash equivalents. In addition we had $1.7 million available under credit facilities.

Working capital decreased by $6.8 million to $1.5 million at January 31, 2005 from $8.3 million at January 31, 2004. This decrease was primarily due to a decrease in cash and cash equivalents resulting from the acquisition of VLI in August 2004. The cash portion of the purchase cost was approximately $6.6 million inclusive of all costs associated with the acquisition. In addition, the liability for derivative financial instruments of $1.3 million is recorded as a current liability which will be settled in a non-cash issuance of common stock.

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

The amended financing arrangement contains financial as well as nonfinancial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization of 2.5 to 1(with the first test date being January 31, 2005) and requiring a pro forma fixed charge coverage ratio of 1.25 to 1(with the first test date being January 31, 2005), as well as requirements for bank consent for acquisitions and divestitures. At January 31, 2005, the Company was not in compliance with the ratio of debt to EBITDA and received a waiver from the Bank with respect to the breach of the covenant. The Bank has waived covenant compliance for January 31, 2005 and April 30, 2005. Under the amended financing arrangement, the three-year note bears interest at LIBOR plus 3.45% and the revolving line of credit bears interest at LIBOR plus 3.25%

The amended financing arrangement eliminates certain previously existing covenants which had required the Company to maintain certain minimum levels of liquidity and had required the Company to maintain positive net income during the Company's fiscal quarters ended July 31, 2004 and October 31, 2004.

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

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as valuation gains and losses, compensation expense which are settled with the non-cash issuance of the Company's common stock and non-cash issuance amortization .

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

Principal maturities of long-term debt and future minimum lease payments at January 31, 2005 are as follows:

                                                 Payment Due by Period
                                                 ---------------------
                                                                                            More than
Contractual Obligations        Total         One Year        1-3 Years       4-5 Years       5 Years
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

INTERNAL CONTROL OVER FINANCIAL REPORTING

In the Company's 2005 Form 10-KSB, management concluded that its internal control over financial reporting was effective as of January 31, 2005. Recently, management determined that a material agreement was not disclosed or accounted for properly in the Company's consolidated financial statements for the year ended January 31, 2005 and that an error occurred in the application of FIFO (first in, first out) inventory accounting in the quarter ended April 30, 2005. As a result, Management has concluded that the restatement of the Company's financial statements for the fiscal year ended January 31, 2005 and for the first quarter ended April 30, 2005 to account for the agreement and to adjust inventory and cost of goods sold both constitute material weaknesses in the Company's internal controls over financial reporting. Specifically, management has identified deficiencies in the design of the Company's process surrounding disclosure controls and in the operating effectiveness of inventory accounting controls.

To address these material weaknesses and to mitigate these issues, management has instituted a formalized process for all members of senior management and outside counsel to review all material agreements and filings with the SEC prior to their release. Material agreements will be accumulated at their corporate offices for review and evaluation. In addition, the Company will begin to receive sub certifications from their division level executives. Management has also enhanced the quality of their accounting expertise at the VLI subsidiary and have begun to incorporate a more thorough and comprehensive review and monitoring process of the Company's subsidiaries financial information. As part of this comprehensive review, the Company has enhanced their review of inventory cost and gross margin to detect errors associated with inventory valuation.

EFFECTS OF INFLATION ON BUSINESS

 Management believes that inflation has not had a material effect on the Company's operations.

 ITEM 7. FINANCIAL STATEMENTS

The following financial statements (including the notes thereto and the Report of the Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-KSB.

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

As  discussed  in  Note  2  to  the  consolidated   financial  statements,   the
consolidated financial statements for the year ended January 31, 2005 have been restated.

                                                 /s/ ERNST & YOUNG LLP

McLean, Virginia
April 8, 2005,
except for Note 2, as to which the date is November 21, 2005.

                                   ARGAN, INC.
                           Consolidated Balance Sheets

                                                               January 31, 2005     January 31, 2004
                                                               ================     ================
ASSETS                                                          Restated - See
                                                                    Note 2
CURRENT ASSETS:
    Cash and cash equivalents                                    $    167,000          $  5,212,000
    Investments                                                            --             3,000,000
    Accounts receivable, net                                        2,951,000             1,523,000
    Receivable from affiliated entity, net                            112,000                    --
    Escrowed cash                                                     604,000               601,000
    Estimated earnings in excess of billings                          323,000               514,000
    Inventories, net                                                3,465,000                    --
    Prepaid expenses and other current assets                         622,000               150,000
                                                                 ------------          ------------
TOTAL CURRENT ASSETS                                                8,244,000            11,000,000
                                                                 ------------          ------------

Property and equipment, net                                         2,703,000             1,913,000
Issuance cost for subordinated debt                                   501,000                    --
Other assets                                                           35,000                    --
Contractual customer relationships, net                               564,000             1,476,000
Trade name                                                            224,000               680,000
Proprietary formulas, net                                           2,153,000                    --
Non-contractual customer relationships, net                         1,833,000                    --
Non-compete agreement, net                                          1,650,000                    --
Goodwill                                                            7,350,000             1,680,000
                                                                 ------------          ------------
TOTAL ASSETS                                                     $ 25,257,000          $ 16,749,000
                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                             $  1,803,000          $    918,000
    Billings in excess of estimated earnings                               --                20,000
    Due to affiliates                                                  47,000                    --
    Accrued expenses                                                1,187,000               488,000
    Liability for derivative financial instruments                  1,254,000                    --
    Deferred income tax liability                                     144,000               188,000
    Line of credit                                                  1,659,000                    --
    Current portion of long-term debt                                 662,000             1,092,000
                                                                 ------------          ------------
TOTAL CURRENT LIABILITIES                                           6,756,000             2,706,000
                                                                 ------------          ------------
Deferred income tax liability                                       2,520,000             1,064,000
Long-term debt                                                        481,000               109,000
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share -
     authorized 500,000 shares - issued - none                             --                    --
   Common stock, par value $.15 per share -
     12,000,000 shares authorized - 2,762,078 shares issued
     at January 31, 2005 and 1,806,046 shares issued at
     January 31, 2004 and 2,758,845 shares outstanding
     at January 31, 2005 and 1,802,813 shares outstanding
     at January 31, 2004                                              414,000               270,000
   Warrants outstanding                                               849,000               849,000
   Additional paid-in capital                                      19,800,000            14,121,000
   Accumulated deficit                                             (5,530,000)           (2,337,000)
   Treasury stock at cost:
           3,233 shares at January 31, 2005 and 2004                  (33,000)              (33,000)
                                                                 ------------          ------------
TOTAL STOCKHOLDERS' EQUITY                                         15,500,000            12,870,000
                                                                 ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 25,257,000          $ 16,749,000
                                                                 ============          ============

                             See Accompanying Notes

                                   ARGAN, INC.
                      Consolidated Statements of Operations

                                                                         Years Ended January 31
                                                                         2005               2004
                                                                     ============       ============
                                                                    Restated - See
                                                                        Note 2
Net sales                                                            $ 14,518,000         $  6,780,000
Cost of goods sold                                                     11,333,000            5,184,000
                                                                     ------------         ------------
Gross profit                                                            3,185,000            1,596,000

Selling, general and administrative expenses, includes non-cash
     compensation expense of $614,000                                   5,424,000            1,912,000
Impairment loss                                                         1,942,000                   --
                                                                     ------------         ------------
     Loss from operations                                              (4,181,000)            (316,000)
                                                                     ------------         ------------

Interest expense                                                          124,000               47,000
Other income, net                                                          67,000               51,000
                                                                     ------------         ------------
    Loss from continuing operations before income taxes                (4,238,000)            (312,000)
Income tax benefit                                                      1,045,000              289,000
                                                                     ------------         ------------
Loss from continuing operations                                        (3,193,000)             (23,000)
                                                                     ------------         ------------
Loss from discontinued operations, net of income tax
      provision of $751,000                                                    --              574,000
                                                                     ------------         ------------
Net loss                                                              ($3,193,000)           ($597,000)
                                                                     ============         ============
Basic and diluted loss per share:
   Continuing operations                                             $    ( 1.49)         $     ( 0.02)
                                                                     ============         ============
   Discontinued operations                                                     --         $      (0.39)
                                                                     ============         ============
   Net loss                                                          $      (1.49)        $      (0.41)
                                                                     ============         ============

Weighted average number of shares outstanding:                          2,149,000            1,480,000
                                                                     ============         ============

                             See Accompanying Notes

                                   ARGAN, INC.
                 Consolidated Statements of Stockholders' Equity
                  For the Years Ended January 31, 2005 and 2004


                                                                                                         NOTES
                                                                                                      RECEIVABLE
                                                                                                         FROM
                                             COMMON                      ADDITIONAL    ACCUMULATED    STOCKHOLDERS
                                             STOCK         WARRANTS       PAID-IN        DEFICIT      AND TREASURY
                              SHARES       PAR VALUE     OUTSTANDING      CAPITAL         TOTAL          STOCK           TOTAL
                            ----------   -------------   -----------   -------------   ------------   ------------   ------------
                                                                         Restated -     Restated -                    Restated -
                                                                         See Note 2     See Note 2                    See Note 2
Balance at
  January 31, 2003             494,306   $      74,000   $        --   $   5,502,000   $ (1,740,000)  $    (39,000)  $   3,797,000

Private placement,
  net of offering
  cost of $472,000           1,303,974         196,000       849,000       8,590,000             --             --       9,635,000


Exercise of stock options        4,533              --            --          29,000             --             --          29,000

Other                               --              --            --              --             --          6,000           6,000

Net loss                            --              --            --              --       (597,000)            --        (597,000)
                            ----------   -------------   -----------   -------------   ------------   ------------   -------------

Balance at
  January 31, 2004           1,802,813         270,000       849,000      14,121,000     (2,337,000)       (33,000)     12,870,000

Acquisition of Vitarich
  Laboratories, Inc.           825,000         124,000            --       4,826,000             --             --       4,950,000

Exercise of Stock Options        2,000           1,000            --          11,000             --             --          12,000


Issuance of Common Stock       129,032          19,000            --         842,000             --             --         861,000

Net loss                            --              --            --              --     (3,193,000)            --      (3,193,000)
                            ----------   -------------   -----------   -------------   ------------   ------------   -------------
Balance at
  January 31, 2005           2,758,845   $     414,000   $   849,000   $  19,800,000   $ (5,530,000)  $    (33,000)  $  15,500,000
                            ==========   =============   ===========   =============   ============   ============   =============

                             See Accompanying Notes

                                   ARGAN, INC.
                      Consolidated Statements of Cash Flows

                                                                      Years Ended January 31
                                                                      2005             2004
                                                                  ==============    ============
CASH FLOWS FROM OPERATING ACTIVITIES:                             Restated - See
                                                                      Note 2

Net loss                                                          $   (3,193,000)    $  (597,000)
Adjustments to reconcile net loss to net cash
 used in operating activities:

  Depreciation and amortization                                        1,377,000         309,000
  Impairment loss on goodwill and intangibles                          1,942,000              --
  Non-cash stock option compensation expense                                  --           5,000
  Non-cash compensation expense                                          614,000              --
  Deferred income taxes                                               (1,108,000)       (320,000)

Changes in operating assets and liabilities:
  Accounts receivable, net                                               (57,000)       (109,000)
  Receivable from affiliated entity, net                                 (13,000)             --
  Estimated earnings in excess of billings                               191,000        (337,000)
  Due to Affiliate                                                        47,000              --
  Inventories, net                                                      (218,000)             --
  Prepaid expenses and other current assets                              (99,000)       (345,000)
  Accounts payable and accrued expenses                               (1,640,000)        473,000
  Billings in excess of estimated earnings                               (20,000)        (50,000)
  Other                                                                  (36,000)             --
  Non-cash charges and working capital changes of
   discontinued operations                                                    --         693,000
                                                                  --------------    ------------
    Net cash used in operating activities                             (2,213,000)       (278,000)
                                                                  --------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Southern Maryland Cable, Inc., net                              --      (3,751,000)
  Proceeds from sale of subsidiary, net of escrow
   funds held                                                                 --       3,200,000
  Purchase of Vitarich Laboratories, Inc., net                        (6,650,000)             --
  Purchase of investments                                             (9,000,000)    (30,000,000)
  Redemptions of investments                                          12,000,000      27,000,000
  Purchases of property and equipment                                   (242,000)       (424,000)
  Investing activities of discontinued operations                             --         (88,000)
                                                                  --------------    ------------
    Net cash used in investing activities                             (3,892,000)     (4,063,000)
                                                                  --------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from private placement  of common stock,
            net of offering costs                                             --       9,635,000
  Proceeds from sale of common stock                                   1,000,000              --
  Proceeds from exercise of stock options                                 12,000          24,000
  Proceeds from long-term debt facility                                       --       1,200,000
  Proceeds from short-term debt                                        3,109,000              --
  Payments on short-term debt                                         (1,450,000)             --
  Principal payments on credit lines                                  (1,104,000)     (1,091,000)
  Payment of former owner's loan to Vitarich Laboratories, Inc.         (507,000)             --
  Financing activities of discontinued operations                             --        (215,000)
                                                                  --------------    ------------
    Net cash provided  by financing activities                         1,060,000       9,553,000
                                                                  --------------    ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         5,212,000              --
                                                                  --------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (5,045,000)      5,212,000
                                                                  --------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                          $      167,000    $  5,212,000
                                                                  ==============    ============
                             See Accompanying Notes

                                   ARGAN, INC.
                Consolidated Statements of Cash Flows (Continued)

                                                               Years Ended January 31
                                                               2005              2004
                                                           ==============    ============
                                                           Restated - See
                                                              Note 2
Supplemental disclosure of non-cash investing and
  Financing activities:
Cash paid during the period for:
  Interest                                                 $      124,000    $     36,000
                                                           ==============    ============
  Income taxes                                             $      373,000    $    101,000
                                                           ==============    ============
Issuance of warrants                                                   --    $    849,000
                                                           ==============    ============
Acquisitions of VLI and SMC:
Fair value of net assets acquired
  Accounts receivable                                      $    1,470,000    $  1,590,000
  Inventories                                                   3,247,000              --
  Other current assets                                            372,000         101,000
  Property and equipment                                        1,064,000       1,653,000
  Other non-current assets                                         42,000           6,000
                                                           --------------    ------------
  Total non-cash assets                                         6,195,000       3,350,000

  Accounts payable and accrued expenses                         3,209,000         775,000
  Short-term borrowings and current maturities of debt          1,191,000         427,000
  Other current liabilities                                            --         555,000
  Other non-current liabilities                                 2,564,000       1,546,000
  Long-term debt                                                  371,000         544,000
                                                           --------------    ------------
                                                                7,335,000       3,847,000

  Net non-cash assets acquired                                 (1,140,000)       (497,000)
  Cash and cash equivalents                                            --         288,000
                                                           --------------    ------------
  Fair value of net assets acquired                            (1,140,000)       (209,000)

                                                           --------------    ------------
  Excess of costs over fair value of net assets acquired       12,740,000       3,960,000

                                                           --------------    ------------
  Purchase price                                           $   11,600,000    $  3,751,000
                                                           ==============    ============

  Cash paid, net                                           $    6,650,000    $  3,751,000
  Stock issued                                                  4,950,000              --
                                                           --------------    ------------
  Purchase Price                                           $   11,600,000    $  3,751,000
                                                           ==============    ============

                             See Accompanying Notes

NOTE 1 - ORGANIZATION

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

Management's Plans, Liquidity and Business Risks

As of January 31, 2005, the Company had an accumulated deficit of $5.5 million. Further, as a result of recurring losses, the Company has experienced negative cash flows from operations. At January 31, 2005, the Company had $1.7 million available under its revolving line of credit with the Bank. The Company operates in two unique and distinct markets. The market for nutritional products is highly competitive and the telecom and infrastructure services industry is fragmented and also very competitive. The successful execution of the Company's business plan is dependent upon the Company's ability to integrate acquired businesses and acquired assets into its operations, its ability to increase and retain its customers, the ability to maintain compliance with significant government regulation, the ability to attract and retain key employees and the Company's ability to manage its growth and expansion, among other factors.

On January 28, 2005, the Company raised approximately $1 million through the issuance of 129,032 shares of common stock to an investor. Such proceeds were used by the Company to pay down certain of its existing obligations. Pursuant to the Agreement, the Company has agreed to issue additional shares of common stock to the Investor upon the earlier of (i) the Company's issuance of additional shares of common stock having an aggregate purchase price of at least $2.5 million at a price less than $7.75 per share or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75, less the 129,032 shares previously issued. (See Note
9)

The Company also entered into an agreement  with the former owner of VLI,  Kevin
J. Thomas (Thomas) to delay the timing of the payment of contingent cash consideration to the earlier of August 1, 2006 or the Company's issuance of additional equity having an aggregate purchase price of more than $1 million, Thomas would be paid the remaining contingent consideration up to the excess over that amount provided that such payment would not put Argan in default of its current financing arrangement with the Bank. (See Note 4)

The Company's line of credit was due to expire on May 31, 2005. On April 8, 2005, the Company renewed its line of credit with the Bank, extending the maturity date to May 31, 2006. The availability under the line of credit was increased to $4.25 million and the Bank released $300,000 in cash to the Company which it was holding in escrow as collateral. At July 31, 2005, the Company failed to comply with certain of its financial covenants. The Bank waived the failure for July 31, 2005. (See Note 8)

Management believes that capital resources available under its renewed line of credit combined with cash generated from the Company's operations is adequate to meet the Company's future operating cash needs. Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

NOTE 2 - RESTATEMENT

On September 19, 2005, senior management and the Audit Committee of the Board of Directors of the Company concluded that the Company's financial statements for the fiscal year ended January 31, 2005 should be restated.

The restatements relate to the Company's amendment of its accounting for an investment made by MSR I SBIC, L.P. ("MSR") on January 28, 2005 ("Investment"), for the value of the shares issued in the acquisition of VLI, and for an agreement entered into with Thomas on January 28, 2005 with respect to a debt subordination and related concessions ("Concessions") given to Thomas in connection with consummating the agreement as described below.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Agreement"). The Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Agreement, we agreed to issue additional shares of our common stock to Investor in accordance with the Agreement based upon the earlier of (i) our issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000 at a price less than $7.75 per share, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 per share, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Agreement. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The resale of the shares were registered under the Securities Act on Form S-3 filed with the SEC on February 25, 2005.

The provision in the agreement which allows the investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. The Company recorded a fair value adjustment of a $1,000 gain and a $343,000 loss at April 30, 2005 and July 31, 2005 respectively, which is also reflected as a change in liability for the derivative financial instruments. The fair value adjustment was recorded as a change in the Company's other expenses or income and net loss. The liability for derivative financial instruments related to the Investor was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on August 13, 2005.

On August 31, 2004, Argan acquired VLI for approximately $6.7 million in cash and 825,000 shares of the Company's common stock with fair value of $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. The Company also assumed $1.6 million in debt. The value of the shares issued in the acquisition of VLI has been revised to reflect the price per share of $6.00 of the Company's common stock at August 31, 2004 as opposed to $6.22, the quoted market price of the stock two days before and after the acquisition date. The impact of this change was to reduce the amount of goodwill and additional paid-in capital by $182,000. The purchase agreement also provides for contingent consideration based on EBITDA for the twelve months ended February 28, 2005. The additional contingent consideration would be paid in both cash and stock. (See
Note 4) The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On January 28, 2005 the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price was below $7.75 per share. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and should be accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock." The Company has recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

$501,000 of the charge related to the liability for derivative financial instruments is recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge is recorded as compensation expense due to Kevin Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2006, the maturity date of the note, and reduce net income. The charge for compensation to Kevin Thomas was classified as non-cash compensation expense and increased net loss by $614,000 for the year January 31, 2005. The derivative financial instrument will be subject to adjustment for changes in fair value at the Company's interim reporting period ended April 30, 2005 and at July 31, 2005. The fair value adjustment will be reflected as a change in liability for the derivative financial instrument and as a charge to the Company's other expenses or income and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on September 1, 2005.

As a result of the revised accounting for Investment and Concessions, the Company restated its financial statements, which resulted in an increase in net loss of $614,000 and an increase in loss per share of $0.29 for the year ended January 31, 2005.

The following tables set forth the effects of the restatement on certain line items within the Company's consolidated balance sheet as of January 31, 2005 and consolidated statement of operations for the year ended January 31, 2005.

                                                       Previously
                                                        Reported        Restated
                                                      ============    ============
Balance Sheet
Issuance cost for subordinated debt                   $         --    $    501,000
Goodwill                                              $  7,532,000    $  7,350,000
Total Assets                                          $ 24,938,000    $ 25,257,000
Liability for derivative financial instruments                  --    $  1,254,000
Total current liabilities                             $  5,502,000    $  6,756,000
Accumulated deficit                                   ($ 4,916,000)   ($ 5,530,000)
Additional paid-in capital                            $ 20,121,000    $ 19,800,000
Total Stockholders' Equity                            $ 16,435,000    $ 15,500,000
Total Liabilities and Stockholders' Equity            $ 24,938,000    $ 25,257,000

Statement of Operations
Selling, general and administrative expenses          $  4,810,000    $  5,424,000
Loss from continuing operations before income taxes   ($ 3,624,000)   ($ 4,238,000)
Loss from continuing operations                       ($ 2,579,000)   ($ 3,193,000)
Net Loss                                              ($ 2,579,000)   ($ 3,193,000)
Basic and diluted loss per share:
   Continuing Operations                              ($      1.20)   ($      1.49)
   Net Loss                                           ($      1.20)   ($      1.49)

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company's fiscal year ends on January 31. The results of companies acquired or disposed of during the year are included in the consolidated financial statements from the effective date of the acquisition or up to the date of disposal. All significant intercompany balances and transactions have been eliminated in consolidation. The Company reflects, as discontinued operations, the disposition of its wholly owned subsidiary, PI, in 2003 according to Statement of Financial Accounting Standards No. 144 "Accounting for Impairment or Disposal of Long-Lived Assets." (See Note 16)

Cash and Equivalents - Cash and equivalents include cash balances on deposit in banks, overnight investments in mutual funds, and other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flow, the Company considers these amounts to be cash equivalents.

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

Inventories at January 31, 2005 consist of the following:

                Raw materials     $3,206,000

                Work-in-process       61,000

                Finished goods       198,000
                                  ----------

                                  $3,465,000
                                  ==========

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

The Company uses an estimate of future cash flows which are discounted based at a rate that reflects perceived risk of the Company and the estimated weighted average cost of capital. The Company will test for impairment of Goodwill and other intangible assets more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company recorded an impairment loss with respect to goodwill and intangible assets for the twelve months ended January 31, 2005. (See Note 5)

Contractual Customer Relationships - The fair value of the Contractual Customer Relations (CCR's) was determined at the time of the acquisition of SMC by discounting the cash flows expected from the Company's continued relationships with their most significant customers. Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions. In some cases, the estimates of future cash flows reflected periods beyond those of the current contracts in place. The expected cash flows were discounted based on a rate that reflects the perceived risk of the CCR's, the estimated weighted average cost of capital and SMC's asset mix. The Company is amortizing the CCR's over a seven year weighted average life given the long standing relationships SMC had with Verizon and SMECO. The Company recorded an impairment loss with respect to CCR's for the twelve months ended January 31, 2005. (See Note 5)

Trade Name - The fair value of the SMC Trade Name was estimated using a relief-from-royalty methodology. The Company has determined that the useful life of the Trade Name is indefinite since it is expected to contribute directly to future cash flows in perpetuity. The Company has also considered the effects of demand and competition including its customer base. While SMC is not a nationally recognized Trade Name, it is a regionally recognized name in Maryland and the Mid-Atlantic region, SMC's primary region of operations.

The Company, using the relief-from-royalty method described above, tests the Trade Name for impairment annually on November 1 and on an interim basis if events or changes in circumstances between annual tests indicate the Trade Name might be impaired. The Company recorded an impairment loss with respect to Trade Name for the twelve months ended January 31, 2005. (See Note 5)

Proprietary Formulas - The Fair Value of the Proprietary Formulas (PF's) was determined at the time of the acquisition of VLI by discounting the cash flows expected from developed formulations based on relative technology contribution and estimates regarding product lifecycle and development costs and time. The expected cash flows were discounted based on the estimated contributory life of the proprietary formulations utilizing estimated historical product lifecycles and changes in technology. The Company is amortizing the PF's over a three-year life based on the estimated contributory life of the proprietary formulations utilizing estimated historical product lifecycles and changes in technology.

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

Derivative Financial Instruments - The Company accounts for embedded derivative financial instruments as derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," and Emerging Issues Task Force Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The derivative financial instruments are carried at fair value with changes in fair value recorded as other expense, net. The determination of fair value for our derivative financial instruments is subject to the volatility of our stock price as well as certain underlying assumptions which include the probability of raising additional capital.

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

The Pro Forma disclosures required by SFAS No. 148 are reflected below:

                              Pro Forma Disclosures
                         For the years Ended January 31

                                                    2005              2004
                                               ==============     ===========
                                                  Restated -
                                                 See Note 2
Net loss, as reported                          ($   3,193,000)    ($  597,000)
Add:  Stock-based compensation recorded
  in the financial statements                              --           5,000
Deduct:  Total stock-based employee
  compensation expense determined under fair
  value based methods                                 (59,000)       (145,000)
                                               --------------     -----------

Pro forma net loss                             ($   3,252,000)    ($  737,000)
                                               ==============     ===========
Basic and diluted loss per share:

Basic and diluted - as reported                ($        1.49)    ($     0.41)
                                               ==============     ===========
Basic and diluted - pro forma                  ($        1.51)    ($     0.50)
                                               ==============     ===========

Weighted average fair value of options
  granted                                      $         2.23     $      3.58
Risk-free interest rate                                  3.49%           3.28%
Expected volatility                                        57%             60%

Expected life                                         5 years        10 years

Dividend yield                                              0%              0%

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

NOTE 4 - ACQUISITIONS

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

The estimated purchase price was approximately $6.7 million in cash, including expenses, and 825,000 shares of the Company's common stock with fair value of $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. The Company also assumed approximately $1.6 million in debt. The merger agreement contains provisions for payment of additional consideration ("Additional Consideration") by the Company to the former VLI shareholder to be satisfied in the Company's common stock and cash if certain Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) thresholds for the twelve months ended February 28, 2005 are met. To meet the EBITDA thresholds, VLI must have adjusted EBITDA in excess of $2.3 million. Results in excess of the adjusted EBITDA threshold serve as the basis to determine the amount of additional payment. (See Note 17)

The merger agreement also provides that, if between the closing date and the additional consideration payment date, the Company raises additional capital by issuance of stock pursuant to a public or private offering for a price less than $7.75 per share (the Additional Capital Subscription Price), then the number of shares of the Company's common stock issued to Thomas as initial consideration will be adjusted to the number of common shares that would have been issued at the closing of the merger had the value of each share of the Company's common stock been the Additional Capital Subscription Price. Any additional payments earned under the terms of the purchase agreement will be recorded as an increase in goodwill. (See Note 17)

The Company's preliminary accounting for the acquisition of VLI uses the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets identified by the Company include $6,410,000, $2,500,000, $2,000,000 and $1,800,000, respectfully, allocated to goodwill, Proprietary Formulas (PF), Non-Contractual Customer Relationships (NCR) and a Non-Compete Agreement (NCA). The Company is amortizing PF over three years and NCR and NCA over five years. Accumulated amortization is $347,000, $167,000 and $150,000 at January 31, 2005, respectively for PF, NCR and NCA. The aggregate amortization for each of the five succeeding years is:

2006   $1,593,000

2007    1,593,000

2008    1,246,000

2009      760,000

2010      444,000
       ----------

       $5,636,000
       ==========

On January 31, 2005, the Company entered into a Debt Subordination Agreement ("Subordination Agreement") with Thomas, SMC (and together with the Company, the "Debtor") and Bank of America, N.A. ("Lender") to reconstitute certain Additional Consideration that Debtor will owe to Thomas as subordinated debt. (See Note 2)

Except as otherwise provided in the Subordination Agreement and until such time that the Superior Debt (as such term is defined in the Subordination Agreement) is satisfied in full, Debtor shall not, among other things, directly or indirectly, in any way, satisfy any part of the Junior Debt (as such term is defined in the Subordination Agreement), nor shall Thomas, among other things, enforce any part of the Junior Debt or accept payment from Debtor or any other person for the Junior Debt or give any subordination in respect of the Junior Debt.

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

The following unaudited pro forma statements of operations for the twelve months ended January 31, 2005 and 2004 does not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisitions had occurred on February 1, 2003, or that may be obtained in the future. The pro forma presentation also excludes the discontinued operations of PI. VLI and SMC previously reported their results of operations using a calendar year end. No material events occurred subsequent to this reporting period that would require adjustment to our unaudited pro forma statements of operations. The number of shares outstanding used in calculating pro forma earnings per share assume that the shares issued in connection with the private offering in April 2003, discussed in Note 9, and the 825,000 shares issued in connection with the acquisition of VLI were outstanding since February 1, 2003.

                                                                   Years Ended January 31
Pro Forma Statement Operations                                     2005              2004
                                                               ==============    ============
                                                               Restated - See
                                                                   Note 2
Net Sales                                                      $   24,131,000    $ 25,124,000
Cost of goods sold                                                 18,313,000      18,736,000
                                                               --------------    ------------
Gross profit                                                        5,818,000       6,388,000
Selling, general and administrative expenses, including
    non-cash compensation expense of $614,000                       7,371,000       6,216,000
Impairment loss                                                     1,942,000              --
                                                               --------------    ------------
  (Loss) income from operations                                    (3,495,000)        172,000
Other expense, net                                                   (106,000)        (15,000)
                                                               --------------    ------------
(Loss) income from continuing operations before income taxes       (3,601,000)        157,000
Income tax (benefit) provision                                       (866,000)         55,000
                                                               --------------    ------------
Net (loss) income from continuing operations                   ($   2,735,000)   $    102,000
                                                               ==============    ============
(Loss) Income per share:

      - basic                                                  ($        1.04)   $       0.04
                                                               --------------    ------------
      - diluted                                                ($        1.04)   $       0.04
                                                               --------------    ------------
Weighted average shares outstanding:
                                                               --------------    ------------
      - basic                                                       2,631,000       2,624,000
                                                               --------------    ------------
      - diluted                                                     2,631,000       2,624,000
                                                               --------------    ------------

NOTE 5 - IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

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

NOTE 6 -  RELATED PARTY TRANSACTIONS

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Subscription Agreement"). The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. (See Notes 2 and 18) The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company.

Pursuant  to the  Subscription  Agreement,  the  Company  has  agreed  to  issue additional shares of Common Stock to Investor in accordance with the Subscription Agreement under certain conditions upon the earlier of (i) the Company's issuance of additional shares of Common Stock having an aggregate purchase price of at least $2,500,000 for a consideration per share less than $7.75, subject to certain exclusions; or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005 if the price was less than $7.75, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Subscription Agreement.

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

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2005:

                                                                     Estimated
                                        2005          2004         Useful Lives
                                    -----------    -----------    -------------

Leasehold improvements              $   400,000    $   184,000    5 to 20 years
Machinery and equipment               2,093,000      1,079,000    5 to 7 years
Trucks                                  889,000        823,000    5 to 7 years
                                    -----------    -----------
                                      3,382,000      2,086,000

Less accumulated depreciation          (679,000)      (173,000)
                                    -----------    -----------
Property and equipment, net         $ 2,703,000    $ 1,913,000
                                    ===========    ===========

Depreciation expense for the fiscal years ended January 31, 2005 and 2004 was $508,000, and $173,000, respectively.

NOTE 8 - DEBT

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

In August 2004, the Company agreed to amend the existing financing arrangements with the Bank whereby the revolving line of credit was increased to $3.5 million in maximum availability, expiring May 31, 2005. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. On April 8, 2005, the Company agreed to amend the existing financing arrangements with the Bank whereby the revolving line of credit was increased to $4.25 million maximum availability, expiring May 31, 2006. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three year note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which met certain Bank criteria. The aforementioned three year note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of January 31, 2005, the Company had $600,000 outstanding under the term note and $1,659,000 outstanding under the revolving line of credit.

The amended financing arrangement of August 2004 contains financial and nonfinancial covenants including requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not exceed 2.5 to 1 (with the first test date being January 31, 2005); and requiring a pro forma fixed charge coverage ratio of not less than 1.25 to 1 (with the first test date being January 31, 2005); and bank consent for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. At January 31, 2005, the Company was not in compliance with the ratio of debt to EBITDA. The financing arrangements amended on April 8, 2005 waives the January 31, 2005 and April 30, 2005 measurement of certain financial covenants including requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not exceed 2.5 to 1 (with the next test date being July 31, 2005); and requiring pro forma fixed charge coverage ratio not less than
1.25 to 1 (with the next test date being July 31, 2005). (See Note 2) Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. In conjunction with the amendment, the Bank also released to the Company $300,000, which it was holding in escrow as collateral in connection with the sale of PI.

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as valuation gains and losses, compensation expense which are settled with non-cash issuance of the Company's common stock and non-cash issuance amortization.

Information regarding the three year term note as of January 31, 2005 is included in the table below:

                                                                       2005          2004
                                                                    ==========    ==========
Long term debt:  current                                            $  400,000    $1,000,000
Weighted average interest rate at January 31                               5.6%         4.35%

Weighted average borrowing outstanding throughout the fiscal year      800,000    $1,100,000
Weighted average interest rate during the fiscal year                      4.9%         4.30%

Maximum outstanding during the year                                 $1,000,000    $1,200,000
Principal paid during the fiscal year                               $  400,000    $  200,000


Minimum repayments of principal on the term notes are as follows for the fiscal year ending January 31:

                            2006   $400,000
                            2007    200,000
                                   --------
                           TOTAL   $600,000
                                   ========


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
                           ========   ========

NOTE 9 - PRIVATE OFFERINGS OF COMMON STOCK

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of the Company's common stock, pursuant to a Subscription Agreement between the Company and Investor. The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. (See Notes 2 and 18) The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company. (See Notes 2 and 6)

On April 29, 2003, the Company completed a private offering of approximately 1,304,000 shares of common stock at a price of $7.75 per share. The proceeds of the private offering were approximately $10,107,000 prior to giving effect to offering costs of $472,000, with additional future proceeds that may be derived from the future exercise of 230,000 warrants issued in connection with the private placement. The warrants were issued at an exercise price of $7.75 per share and have a ten year term. A portion of the net proceeds of the private placement was used in the acquisitions of VLI and SMC and in final payment of the Company's credit facility with U.S. Bancorp. The remaining net proceeds were used for working capital. The private offering was approved by shareholder vote on April 15, 2003.

NOTE 10 - STOCK BASED COMPENSATION

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

Stock option activity is as follows:

                                   No. of        Average
                                  Options     Exercise Price
                                ----------    --------------
Balance at January 31, 2003         18,000    $         7.77
Granted                             50,000    $         7.90
Exercised                           (5,000)   $         5.47
Forfeited                           (9,000)   $         7.98
                                ----------    --------------
Balance at January 31, 2004         54,000    $         8.04
Granted                             38,000    $         7.75
Exercised                           (2,000)   $         5.70
Forfeited                           (8,000)   $         8.53
                                ----------    --------------
  Balance at January 31, 2005       82,000    $         7.83
                                ==========    ==============

At January 31, 2005, the range of exercise prices, the number of options outstanding and the weighted average remaining contractual life of these options are as follows:

                      Exercise     No. of     Weighted Average
                       Price      Options      Remaining Life
                      --------   ----------   ---------------

                      $   7.75       37,000               5.1
                      $   7.90       45,000               3.5
                                 ----------   ---------------
                                     82,000               4.2
                                 ==========   ===============

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

NOTE 11 - INCOME TAXES

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
                                                   ===========      ===========

The actual income tax benefit for the years ended January 31, 2005 and 2004 differs from the "expected" tax computed by applying the U.S. Federal corporate income tax rate of 34% to income from continuing operations before income tax as follows:

                                                        2005             2004
                                                    -----------     -----------
                                                     Restated

Computed "expected" tax benefit                     ($1,441,000)    ($  106,000)
Increase (decrease) resulting from:
State income taxes, net                                (100,000)         17.000
Permanent differences (b)                               496,000           4.000
Net operating loss of discontinued
  operations (a)                                             --        (187,000)
Other                                                        --         (17,000)
                                                    -----------     -----------
                                                    ($1,045,000)    ($  289,000)
                                                    ===========     ===========

(a) The fiscal 2004 loss from operations generated by Puroflow prior to its disposition is included in (loss) income from discontinued operations for financial reporting purposes; however, such loss is included in Argan's consolidated taxable income (loss) for income tax reporting purposes.

(b) Permanent differences for the year ended January 31, 2005, include a goodwill impairment charge and compensation expense related to concessions given to Thomas.

The tax effects of temporary differences for continuing operations that give rise to deferred tax assets and liabilities at January 31, 2005 and 2004 are as follows:

                                                           2005          2004
                                                        ==========    ==========
Assets:

    Accrued bonus                                       $       --    $   58,000
    Inventory and receivable reserves                       56,000            --
    Accrued vacation                                        41,000            --
    Accrued WFC claim                                       98,000            --
    Net operating loss                                     324,000       187,000
                                                        ----------    ----------
                                                           519,000       245,000
                                                        ----------    ----------

Liabilities:

    SMC cash to accrual adjustment                         172,000       246,000
    Property and equipment                                 578,000       412,000
    Purchased intangibles                                2,429,000       832,000
    Other                                                   4 ,000         7,000
                                                        ----------    ----------
                                                         3,183,000     1,497,000
                                                        ----------    ----------
Net deferred tax liabilities                            $2,664,000    $1,252,000
                                                        ==========    ==========

At January 31, 2005, AI has a net operating loss carryforward aggregating $858,000 which expires in 2024 and 2025.

NOTE 12 - SEGMENT REPORTING

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

The Company's reportable segments are organized in separate business units with different management, customers, technology and services. The respective segments account for the respective businesses using the accounting policies in
Note 3. Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                  For the Twelve Months Ended January 31, 2005

                                                          Telecom
                                      Nutraceutical    Infrastructure
                                       Products (1)       Services            Other          Consolidated
                                      --------------    --------------    --------------    --------------
                                                                             Restated          Restated

Net sales                             $    6,805,000    $    7,713,000    $           --     $ 14,518 ,000
Cost of goods sold                         4,774,000         6,559,000                --        11,333,000
                                      --------------    --------------    --------------    --------------
     Gross profit                          2,031,000         1,154,000                --         3,185,000

Selling, general and administrative
   expenses, including non-cash
   compensation expense
   of $614,000                        $    1,630,000         1,590,000         2,204,000         5,424,000
Impairment loss                                   --         1,942,000                --         1,942,000
                                      --------------    --------------    --------------    --------------
Income (Loss) from operations                401,000        (2,378,000)       (2,204,000)       (4,181,000)
Interest expense                              73,000            48,000             3,000           124,000
Other income, net                                 --             6,000            61,000            67,000
                                      --------------    --------------    --------------    --------------


Income (loss) from continuing
    operations before income taxes        $ 328 ,000     ($2,420 ,000)    ($   2,146,000)       (4,238,000)
                                      ==============    ==============    ==============    --------------

Income tax benefit                                                                               1,045,000
                                                                                            --------------
Net loss                                                                                    ($   3,193,000)
                                                                                            ==============
Depreciation                          $      122,000    $      384,000    $        2,000    $      508,000
                                      ==============    ==============    ==============    ==============
Amortization of intangibles           $      664,000    $      166,000    $       39,000    $      869,000

                                      ==============    ==============    ==============    ==============
Goodwill                              $    6,410,000    $      940,000                --    $    7,350,000
                                      ==============    ==============    ==============    ==============
Total Assets                          $   19,128,000    $    5,007,000    $    1,122,000    $   25,257,000
                                      ==============    ==============    ==============    ==============

(1) Operating results of VLI are included since date of acquisition, August 31, 2004.
(2)   Includes  $614,000  for  non-cash   compensation   expense  attributed  to
      concessions given Thomas (See Note 2).

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

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

      2006   $  478,000

      2007      449,000

      2008      365,000

      2009      298,000

      2010      152,000

Thereafter      714,000
             ----------

             $2,456,000
             ==========

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company's management, based on information available at this time, that none of the current claims and proceedings will have a material effect on the Company's consolidated financial statements.

NOTE 14 - WESTERN FILTER CORPORATION LITIGATION

During the twelve months ended January 31, 2005, WFC notified the Company asserting that WFC believes that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party in connection with the Stock Purchase Agreement.

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

During the twelve months ended January 31, 2005, the Company recorded an accrual related to this matter of $260,000 for estimated payments and legal fees related to WFC's claim that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability that may result from this matter for which the Company has recorded an accrual of $260,000 at January 31, 2005 is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.

NOTE 15 - DEFINED CONTRIBUTION PLAN

The Company has a 401-(K) Savings Plan covering all of its employees, whereby the Company makes discretionary contributions for its eligible employees. The Company's expense for these defined contribution plans totaled $17,000 and $15,000 for the years ended January 31, 2005 and 2004, respectively.

NOTE 16 - DISCONTINUED OPERATIONS

Sale of PI and Restatement of Financial Statements

On October 31, 2003, AI, as part of its plan to reallocate its capital to its acquisition program, sold PI to WFC. The sales price of approximately $3,500,000 was satisfied in cash of which $300,000 is being held in escrow to indemnify WFC from any damages resulting from a breach of representation and warranties under the Stock Purchase Agreement. (See Note 14) AI recognized a gain on sale of approximately $167,000, net of income taxes of $506,000. The Company utilized net operating losses to offset the gain on sale and thus, has no current tax liability. The $506,000 is the amount of the deferred tax assets related to PI which has been sold. In accordance with SFAS No. 144 "Accounting for the impairment or disposal of Long-Lived Assets," the Company classified the operating results of PI as discontinued operations in the accompanying statements of operations.

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

                                   YEAR ENDED
                                January 31, 2004

                       Aerospace        Air Bag
                     Manufacturing   Manufacturing      Total
                     -------------   -------------   ----------
External sales       $   4,053,000   $     997,000   $5,050,000
Cost of goods sold       3,082,000         752,000    3,834,000
                     -------------   -------------   ----------
Gross profit         $     971,000   $     245,000   $1,216,000
                     =============   =============   ==========

PI operated out of one manufacturing facility and did not identify commonly used assets and related costs for an individual segment. In addition, selling, general and administrative costs were not separately captured for each segment.

NOTE 17 - SUBSEQUENT EVENTS

On August 31, 2004, AI acquired VLI under a merger agreement, which provides, that in addition to the initial consideration of $6,050,000 and 825,000 shares of AI common stock, Thomas, the former owner, shall have the right to receive additional consideration equal to (1) 5.5 times the adjusted EBITDA of VLI for the twelve months ended February 28, 2005, (b) less the initial consideration. The merger agreement provided that the additional consideration would be paid one-half in cash and one-half in AI common stock. AI's preliminary estimate of the additional consideration is approximately $2.7 million in cash and approximately 350,000 shares of AI common stock. The cash portion of the additional consideration will be paid on August 1, 2006 subject to a subordination agreement entered into between AI and Kevin Thomas. (See Note 4)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

In the Company's 2005 Form 10-KSB, management concluded that its internal control over financial reporting was effective as of January 31, 2005. Recently, management determined that a material agreement was not disclosed or accounted for properly in the Company's consolidated financial statements for the year ended January 31, 2005 and that an error occurred in the application of FIFO (first in, first out) inventory accounting in the quarter ended April 30, 2005. As a result, Management concluded that the Company's financial statements for the fiscal year ended January 31, 2005 and for the first quarter ended April 30, 2005 were required to be restated to account for the agreement and to adjust inventory and cost of goods sold. Further, management concluded that both of these errors resulted from material weaknesses in the Company's internal controls over financial reporting. Specifically, management has identified deficiencies in the design of the Company's process surrounding disclosure controls and in the operating effectiveness of inventory accounting controls.

To address these material weaknesses and to mitigate these issues, management has instituted more formalized processes for all members of senior management and outside counsel to review all material agreements and filings with the SEC prior to their release. Material agreements will be accumulated at their corporate offices for review and evaluation. In addition, the Company will begin to receive sub certifications from their division level executives. Management has also enhanced the quality of their accounting expertise at the VLI subsidiary and have begun to incorporate a more thorough and comprehensive review and monitoring process of the Company's subsidiaries financial information. As part of this comprehensive review, the Company has enhanced their review of cost and gross margin to detect errors associated with inventory valuation.

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

ITEM 13.      EXHIBITS

Exhibit           Description
No.
================================================================================
3.1      Certificate of Incorporation, as amended.(5)

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

-------------

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

                                   ARGAN, INC.

                  By:   /s/ Rainer H. Bosselmann
                        ------------------------
                  Rainer H. Bosselmann
                  Chairman of the Board and Chief Executive Officer
                  Dated:  December 2, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Title                                            Date
----                                -----                                            ----
  /s/  Rainer H. Bosselmann         Chairman of the Board                            December 2, 2005
------------------------------
Rainer H. Bosselmann                and Chief Executive Officer
                                    (Principal Executive Officer)

  /s/  Arthur F. Trudel             Senior Vice President                            December 2, 2005
------------------------------
Arthur F. Trudel                    and Chief Financial Officer
                                    (Principal Accounting and Financial Officer)

  /s/  H. Haywood Miller            Executive Vice President                         December 2, 2005
------------------------------
H. Haywood Miller and Secretary


  /s/  DeSoto S. Jordan             Director                                         December 2, 2005
------------------------------
DeSoto S. Jordan

  /s/  Daniel A. Levinson           Director                                         December 2, 2005
------------------------------
Daniel A. Levinson

  /s/  T. Kent Pugmire              Director                                         December 2, 2005
------------------------------
T. Kent Pugmire

  /s/  James W. Quinn               Director                                         December 2, 2005
------------------------------
James W. Quinn

  /s/  Peter L. Winslow             Director                                         December 2, 2005
------------------------------
Peter L. Winslow

  /s/  W. G. Champion Mitchell      Director                                         December 2, 2005
------------------------------
W. G. Champion Mitchell

                                  EXHIBIT INDEX

Exhibit     Description
No.
--------------------------------------------------------------------------------
21          Subsidiaries of the Company.

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