Form 10QSB/A
period 2005-04-30
ARGAN INC
filed 2005-12-02
CIK 100591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                          FORM 10-QSB/A Amendment No. 1


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the quarterly period ended April 30, 2005
                 ---------------------------------------------

                        Commission File Number 001-31756
                        --------------------------------


                                   Argan, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            DELAWARE                                    13-1947195
--------------------------------------------------------------------------------
(State or other jurisdiction of              (IRS Employer identification No.)
 incorporation or organization)


          One Church Street, Suite 302, Rockville MD       20850
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



             Common Stock                             Shares outstanding
     Common Stock, $.15 Par Value                2,758,845 as of June 10, 2005
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One): Yes | | No |X|

                            Amendment No. 1 Overview

We are filing Amendment No. 1 (Amendment) to the Argan, Inc. Quarterly Report on Form 10-QSB for the quarter ended April 30, 2005.

On September 19, 2005, senior management and the Audit Committee of the Board of Directors of the Company concluded that the Company's financial statements for the fiscal year ended January 31, 2005 and for the quarter ended April 30, 2005 should be restated.

The restatements relate to the Company's amendment of its accounting for an investment made by MSR I SBIC, L.P. ("MSR") on January 28, 2005 ("Investment"), for the value of shares issued in the acquisition of Vitarich Laboratories, Inc.
(VLI), and for an agreement entered into with Kevin Thomas (Thomas) on January 28, 2005 with respect to a debt subordination and related concessions ("Concessions") given to Thomas in connection with consummating the agreement as described below. The Company is also restating inventory and cost of goods sold for the quarter ended April 30, 2005 related to an error in inventory valuation accounting.

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

The provision in the agreement which allows the investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance through July 31, 2005. The Company recorded a fair value adjustment for a $1,000 gain and a $343,000 loss at April 30, 2005 and July 31, 2005, respectively, which is also reflected as a change in liability for the derivative financial instruments. The fair value adjustment was recorded as a change in the Company's other expenses or income and net loss. The liability for the derivative financial instruments related to the Investor was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on August 13, 2005.

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

$501,000 of the charge related to the liability for derivative financial instrument is recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge is recorded as compensation expense due to Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2006, the maturity date of the note, and reduce net income. The charge for compensation to Thomas was classified as non-cash compensation expense and increased the net loss by $614,000 for the year January 31, 2005. The derivative financial instrument will be subject to adjustment for changes in fair value subsequent to issuance through July 31, 2005. The fair value adjustment will be recorded as a change in the liability for the derivative financial instrument and as a charge to the Company's other expenses and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on September 1, 2005. (See Note 2 for the impact of the restatement).

The Company is also restating its consolidated financial statements for the quarter ended April 30, 2005 related to an error in inventory valuation accounting. The error is the result of the Company incorrectly recording a write down of inventory in purchase accounting to the incorrect inventory items. The impact of correcting this error is to increase the cost of sales by $105,000, and reduce inventory by $105,000 and net income by $60,000 for the quarter ended April 30, 2005.

In August 2005, the Company re-evaluated the write down of the inventory in purchase accounting. Based on the Company's updated analysis, management believes it is appropriate to reverse the reduction for the contingent asset impairment as it is within one year of the acquisition. The impact of reversing the inventory write-down will be recorded in the quarter ended July 31, 2005 and will result in an increase in inventory and a related reduction in goodwill of $264,000.

The consolidated financial statements and accompanying notes for the quarter ended April 30, 2005 have been restated to correct the aforementioned errors. These restatements are described in Note 2 to the consolidated financial statements. Details of the impact of the restatement on the accompanying balance sheet and statements of operations for the quarter ended April 30, 2005 are also described in Note 2 to the consolidated financial statements.

We have amended and restated in its entirety each item of the Original Form 10-QSB that has been affected by the restatement. This Amendment No. 1 to Form 10-QSB does not reflect events occurring after the filing of the Original Form 10-QSB or modify or update those disclosures (including disclosures relating to risks, uncertainties and other factors that may affect our future performance) in any way, except as to reflect the effects of the restatement.

                                   ARGAN, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION ..............................................6

Item 1. Financial Statements ...............................................6

Condensed Consolidated Balance Sheets - April 30, 2005 and
         January 31, 2005 ..................................................6

Condensed Consolidated Statements of Operations for the Three Months
         Ended April 30, 2005 and 2004 .....................................7

Condensed Consolidated Statements of Cash Flows for the Three Months
         Ended April 30, 2005 and 2004 .....................................8

Notes to Condensed Consolidated Financial Statements .......................9

Item 2. Management's Discussion and Analysis or Plan of Operation ..........20

Item 3. Controls and Procedures ............................................33

PART II.  OTHER INFORMATION ................................................34

Item 1.  Legal Proceedings .................................................34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......34

Item 3.  Defaults Upon Senior Securities ...................................34

Item 4.  Submission of Matters to a Vote of Security Holders ...............34

Item 5.  Other Information .................................................34

Item 6.  Exhibits ..........................................................34

SIGNATURES .................................................................36

================================================================================

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                   ARGAN, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                       April 30, 2005    January 31, 2005
                                                                       --------------    ----------------
ASSETS                                                                   Restated -          Restated
                                                                         See Note 2
CURRENT ASSETS:
    Cash and cash equivalents                                          $      107,000    $        167,000
    Accounts receivable, net of allowance for doubtful accounts
      of $68,000 at 4/30/2005 and $85,000 at 1/31/2005                      3,751,000           2,951,000
    Receivable from affiliated entity, net of allowance for doubtful
      accounts of $75,000 at 4/30/2005 and $84,000 at 1/31/2005               134,000             112,000
    Escrowed cash                                                             300,000             604,000
    Estimated earnings in excess of billings                                  365,000             323,000
    Inventories, net                                                        3,153,000           3,465,000
    Prepaid expenses and other current assets                                 680,000             622,000
                                                                       --------------    ----------------
TOTAL CURRENT ASSETS                                                        8,490,000           8,244,000
                                                                       --------------    ----------------

Property and equipment, net of accumulated depreciation
    of $854,000 at 4/30/2005 and $679,000 at 1/31/2005                      2,644,000           2,703,000
Issuance cost for subordinated debt                                           501,000             501,000
Other assets                                                                   35,000              35,000
Contractual customer relationships, net                                       539,000             564,000
Trade name                                                                    224,000             224,000
Proprietary formulas, net                                                   1,944,000           2,153,000
Non-contractual customer relationships, net                                 1,733,000           1,833,000
Non-compete agreement, net                                                  1,560,000           1,650,000
Goodwill                                                                   12,279,000           7,350,000
                                                                       --------------    ----------------
TOTAL ASSETS                                                           $   29,949,000    $     25,257,000
                                                                       ==============    ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                   $    1,990,000    $      1,803,000
    Billings in excess of cost and earnings                                     6,000                  --
    Due to affiliates                                                              --              47,000
    Accrued expenses                                                        1,230,000           1,187,000
    Liability for derivative financial instruments                          1,231,000           1,254,000
    Deferred income tax liability                                             119,000             144,000
    Line of credit                                                          1,661,000           1,659,000
    Current portion of long-term debt                                         557,000             662,000
                                                                       --------------    ----------------
TOTAL CURRENT LIABILITIES                                                   6,794,000           6,756,000
                                                                       --------------    ----------------

Deferred income tax liability                                               2,515,000           2,520,000
Deferred rent                                                                  12,000                  --
Long-term debt                                                                362,000             481,000
Long-term subordinated debt due to former owner of Vitarich
    Laboratories, Inc.                                                      4,788,000                  --
STOCKHOLDERS' EQUITY
    Preferred  stock,  par  value  $.10 per share -
      500,000    shares  authorized - issued - none
    Common  stock,  par  value  $.15 per  share -
      12,000,000    shares  authorized - 2,762,078 shares
      issued at 4/30/2005 and 1/31/2005 and 2,758,845 shares
      outstanding at 4/30/2005 and 1/31/2005                                  414,000             414,000
    Warrants outstanding                                                      849,000             849,000
    Additional paid-in capital                                             19,800,000          19,800,000
    Accumulated deficit                                                    (5,552,000)         (5,530,000)
    Treasury stock at cost: - 3,233 shares at 4/30/2005
      and 1/31/2005                                                           (33,000)            (33,000)
                                                                       --------------    ----------------
TOTAL STOCKHOLDERS' EQUITY                                                 15,478,000          15,500,000
                                                                       --------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   29,949,000    $     25,257,000
                                                                       ==============    ================

                             See Accompanying Notes.

                                   ARGAN, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                    Three months ended
                                                        April 30,
                                                   2005            2004
                                                -----------    -----------
                                                Restated -
                                                See Note 2

Net sales                                       $ 7,156,000    $ 1,807,000
Cost of sales                                     5,286,000      1,608,000
                                                -----------    -----------
  Gross profit                                    1,870,000        199,000

Selling, general and administrative expenses      1,891,000        791,000
                                                -----------    -----------
  Loss from operations                              (21,000)      (592,000)

Interest expense                                     56,000          7,000
Other income, net                                    27,000         29,000
                                                -----------    -----------
  Loss from operations before income taxes          (50,000)      (570,000)
Income tax benefit                                   28,000        218,000
                                                -----------    -----------
Net loss                                        ($   22,000)   ($  352,000)
                                                ===========    ===========
Basic and diluted loss per share                ($     0.01)   ($     0.20)
                                                ===========    ===========
Weighted average number of shares outstanding
  - basic and diluted                             2,992,000      1,803,000
                                                ===========    ===========

                             See Accompanying Notes.

                                   ARGAN, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                   Three Months Ended
                                                                       April 30,
                                                                  2005            2004
                                                              ------------    ------------
                                                               Restated -
                                                               See Note 2
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      ($    22,000)   ($   352,000)

Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
  Depreciation and amortization                                    195,000          95,000
  Amortization of purchase intangibles                             424,000          61,000
  Deferred income taxes                                            (30,000)       (222,000)
  Unrealized gain on liability for derivative
    financial instruments                                          (23,000)             --
Changes in operating assets and liabilities:
  Accounts receivable, net                                        (800,000)        640,000
  Receivable from affiliated entity, net                           (22,000)             --
  Escrowed cash                                                    304,000              --
  Estimated earnings in excess of billings                         (42,000)         10,000
  Inventories, net                                                 312,000              --
  Prepaid expenses and other current assets                        (58,000)       (117,000)
  Accounts payable and accrued expenses                             60,000        (522,000)
    Billings in excess of estimated earnings                         6,000           8,000
    Due to affiliates                                              (47,000)             --
    Other                                                           23,000           5,000
                                                              ------------    ------------
        Net cash provided by (used in) operating activities        280,000        (394,000)
                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of investments                                             --     (19,500,000)
    Redemptions of investments                                          --      17,000,000
    Purchases of property and equipment                           (118,000)        (22,000)
                                                              ------------    ------------
         Net cash used in investing activities                    (118,000)     (2,522,000)
                                                              ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit                                   600,000              --
    Proceeds from long-term debt                                     8,000              --
    Payments on line of credit                                    (598,000)             --
    Principal payments on term debt                               (232,000)       (123,000)
                                                              ------------    ------------
        Net cash used in financing activities                     (222,000)       (123,000)
                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   167,000       5,212,000

NET DECREASE IN CASH AND CASH EQUIVALENTS                          (60,000)     (3,039,000)
                                                              ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $    107,000    $  2,173,000
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

The Company operates in two reportable segments. (See Note 8)

MANAGEMENT'S PLANS, LIQUIDITY AND BUSINESS RISKS

As of April 30, 2005, the Company had an accumulated deficit of $5.6 million. Further, as a result of recurring losses, the Company has historically experienced negative cash flows from operations. At April 30, 2005, the Company had $2.0 million available under its revolving line of credit with the Bank of America, N.A. (the Bank). The Company operates in two distinct markets. The market for nutritional products is highly competitive and the telecom and infrastructure services industry is fragmented and also very competitive. The successful execution of the Company's business plan is dependent upon the Company's ability to integrate acquired businesses and acquired assets into its operations, its ability to increase and retain its customers, the ability to maintain compliance with significant government regulation, the ability to attract and retain key employees and the Company's ability to manage its growth and expansion, among other factors.

On January 28, 2005, the Company raised approximately $1 million through the issuance of 129,032 shares of common stock to an Investor. Such proceeds were used by the Company to pay down certain of its existing obligations. Pursuant to the Agreement, the Company has agreed to issue additional shares of common stock to the Investor upon the earlier of (i) the Company's issuance of additional shares of common stock having an aggregate purchase price of at least $2.5 million at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) ninety percent of the average bid price of the Company's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75, less the 129,032 shares previously issued. (See Notes 2, 5 and 7)

The Company also entered into an agreement  with the former owner of VLI,  Kevin
J. Thomas (Thomas) to delay the timing of the payment of contingent cash consideration to the earlier of August 1, 2006 or the Company's issuance of additional equity having an aggregate purchase price of more than $1 million. Thomas would be paid the remaining contingent consideration up to the excess over $1 million provided that such payment would not put the Company in default of its current financing arrangement with the Bank. (See Notes 2 and 4)

On April 8, 2005, the Company renewed its line of credit with the Bank, extending the maturity date to May 31, 2006. The availability under the line of credit was increased to $4.25 million and the Bank released $304,000 in cash to the Company which it was holding in escrow as collateral. (See Note 6)

At July 31, 2005, the Company failed to comply with certain financial covenants under its borrowing arrangements with the Bank. The Bank waived the failure for the measurement period ended July 31, 2005. (See Note 6)

During the three months ended April 30, 2005, the Company had positive cash flows from operations of $280,000. Management believes that capital resources available under its renewed line of credit combined with cash generated from the Company's operations is adequate to meet the Company's future operating cash needs. Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

NOTE 2 - RESTATEMENT

On September 19, 2005, senior management and the Audit Committee of the Board of Directors of the Company concluded that the Company's financial statements for the fiscal year ended January 31, 2005 and for the quarter ended April 30, 2005 should be restated.

The restatements relate to the Company's amendment of its accounting for an investment made by MSR I SBIC, L.P. ("MSR") on January 28, 2005 ("Investment"), for the value of shares issued in the acquisition of VLI, and for an agreement entered into with Thomas on January 28, 2005 with respect to a debt subordination and related concessions ("Concessions") given to Thomas in connection with consummating the agreement as described below. The Company is also restating inventory and cost of goods sold for the quarter ended April 30, 2005 related to an error in inventory valuation accounting.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Agreement"). The Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Agreement, we agreed to issue additional shares of our common stock to Investor in accordance with the Agreement based upon the earlier of (i) our issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000 at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 per share. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Agreement. The shares were issued pursuant to an exemption provided by
Section 4(2) of the Securities Act. The resale of the shares was registered under the Securities Act on Form S-3 filed with the SEC on February 25, 2005.

The provision in the agreement which allows the investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received at issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. The Company recorded a fair value adjustment for a $1,000 gain and a $343,000 loss at April 30, 2005 and July 31, 2005 respectively, which is also reflected as a change in the liability for the derivative financial instruments. The fair value adjustment was recorded as a change in the Company's other expense or income and net loss. The liability for derivative financial instruments related to the Investor was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on August 13, 2005.

On August 31, 2004, Argan acquired VLI for approximately $6.7 million in cash and 825,000 shares of the Company's common stock with fair value of $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. The Company also assumed $1.6 million in debt. The value of the shares issued in the acquisition of VLI has been revised to reflect the price per share of $6.00 of the Company's common stock at August 31, 2004 as opposed to $6.22, the quoted market price of the stock two days before and after the acquisition date. The impact of this change was to reduce the amount of goodwill and additional paid-in capital by $182,000. The purchase agreement also provides for contingent consideration based on EBITDA for the twelve months ended February 28, 2005. The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005. The additional contingent consideration would be paid in both cash and stock. (See Note 4)

On January 28, 2005 the Company entered into a letter agreement ("Letter Agreement") with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price were below $7.75 per share. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and should be accounted for in accordance with EITF 00-19. The Company has recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

$501,000 of the charge related to the liability for derivative financial instrument is recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge was recorded as compensation expense due to Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2006, the maturity date of the note, and reduce net income. The charge for compensation to Kevin Thomas was classified as non-cash compensation expense and increased the net loss by $614,000 for the year January 31, 2005. The derivative financial instrument will be subject to adjustment for changes in fair value subsequent to issuance through July 31, 2005. The fair value adjustment will be recorded as a change in liability for the derivative financial instrument and as a charge to the Company's other expenses or income and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on September 1, 2005.

The Company is also restating its consolidated financial statements for the quarter ended April 30, 2005 related to an error in inventory valuation accounting. The error is the result of the Company incorrectly recording a write down of inventory in purchase accounting to the incorrect inventory items. The impact of correcting this error is to increase the cost of sales by $105,000, and reduce inventory by $105,000 and net income by $60,000 for the quarter ended April 30, 2005.

In August 2005, the Company re-evaluated the write down of inventory in purchase accounting. Based on the Company's updated analysis, management believes it is appropriate to reverse the reduction for the contingent asset impairment as it is within one year of the acquisition. The impact of reversing the inventory write-down will be recorded in the quarter ended July 31, 2005 and will result in an increase to inventory and a related reduction in goodwill of $264,000.

As a result of the revised accounting for Investment and Concessions and the correction of the error in accounting for inventory, the Company restated its financial statements which resulted in a change from net income of $20,000 to a net loss of $22,000 and a change in earnings per share from $0.01 per share to a loss per share of ($0.01) for the three months ended April 30, 2005.

The following tables set forth the effects of the restatement on certain line items within the Company's consolidated balance sheet as of April 30, 2005 and consolidated statement of operations for the three months ended April 30, 2005.

                                                   As Reported       As Restated
Balance Sheet                                    April 30, 2005    April 30, 2005
-------------                                    --------------    --------------
Inventories, net                                     $3,259,000        $3,153,000
Issuance cost for subordinated debt                          --          $501,000
Goodwill                                            $12,461,000       $12,279,000
Total assets                                        $29,736,000       $29,949,000
Liability for derivative financial instruments               --        $1,231,000
Total current liabilities                           $ 5,563,000        $6,794,000
Deferred income tax liability                       $ 2,556,000        $2,515,000
Additional paid-in capital                          $20,121,000       $19,800,000
Accumulated deficit                                 ($4,896,000)      ($5,552,000)
Total stockholders' equity                          $16,455,000       $15,478,000
Total liabilities and stockholders' equity          $29,736,000       $29,949,000

                                                        As Reported        As Restated
                                                        Three Months       Three Months
                                                            Ended             Ended
Statement of Operations                                April 30, 2005    April 30, 2005
-----------------------                                --------------   ----------------
Cost of sales                                              $5,181,000         $5,286,000
Gross profit                                               $1,975,000         $1,870,000
Income (loss) from operations                                 $84,000           ($21,000)
Other income, net                                              $4,000            $27,000
Income (loss) from operations before income taxes             $32,000           ($50,000)
Income tax provision (benefit)                                $12,000           ($28,000)
Net income (loss)                                             $20,000           ($22,000)
Income (loss) per share:
        - Basic                                                 $0.01             ($0.01)
        - Diluted                                               $0.01       antidilutive


                                                  As Reported      As Restated
                                                 Three Months     Three Months
Statement of Cash Flows                         April 30, 2005   April 30, 2005
-----------------------                         --------------   --------------
Net income (loss)                                      $20,000         ($22,000)
Deferred income taxes                                  $11,000         ($30,000)
Unrealized gain on liability for derivative
  financial instruments                                     --         ($23,000)
Inventories, net                                      $206,000         $312,000


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated balance sheet as of April 30, 2005 and the condensed consolidated statements of operations and cash flows for the three months ended April 30, 2005 and 2004, respectively, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2005 and 2004 and the results of its operations and its cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration, and other factors in evaluating net realizable value. Inventories (Restated - See Note 2) at April 30, 2005 consist of the following:

               Raw materials                         $ 2,629,000
               Work-in process                           154,000
               Finished goods                            370,000
                                                     -----------
                                                     $ 3,153,000
                                                     ===========

Income Per Share - (Loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Outstanding stock options, warrants and contingently issuable shares were antidilutive during the three months ended April 30, 2005 and 2004.

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

Derivative Financial Instruments - The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," and Emerging Issues Task Force Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The derivative financial instruments are carried at fair value with changes in fair value recorded as other expense or income, net. The determination of fair value for our derivative financial instruments is subject to the volatility of our stock price as well as certain underlying assumptions which include the probability of raising additional capital.

Shipping Fees and Costs - The Company accounts for shipping fees and costs in accordance with Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Amounts billed to customers in sales transactions related to shipping recorded in net sales were $30,000 for the three months ended April 30, 2005. Costs associated with shipping goods to customers which aggregate $51,000 are accounted for as part of selling expenses for the three months ended April 30, 2005.

The Pro Forma disclosures required by Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation" are reflected below:

                              Pro Forma Disclosures
                      For the three months ended April 30,

                                                      2005               2004
                                                 --------------    --------------
                                                 Restated - See
                                                    Note 2
Net loss, as reported                            ($      22,000)   ($     352,000)
Add:  Stock based compensation recorded
      in the financial statements                            --                --
Deduct:  Total stock-based employee compensation
      expense determined under fair value based          20,000            18,000
                                                 --------------    --------------
Pro forma net loss                               ($      42,000)   ($     370,000)
                                                 ==============    ==============
Basic and diluted per share:
Basic and diluted - as reported                  ($        0.01)   ($        0.20)
                                                 ==============    ==============
Basic and diluted - pro forma                    ($        0.01)   ($        0.21)
                                                 ==============    ==============


IMPACT OF CHANGES IN ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R)" supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB Statement No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt SFAS 123(R) on February 1, 2006. The Company has not determined the impact of adopting the new standards and is continuing its analysis of the impact.

In November 2005, the Financial Accounting Standards Board issued FASB Statement No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4 (SFAS 151)." This Statement amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges... "This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

The Company will SFAS No. 151 on February 1, 2006. The Company has not determined the impact of adopting the new standards and is continuing its analysis of the impact.

NOTE 4- ACQUISITION OF VITARICH LABORATORIES, INC.

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

On January 31, 2005, the Company entered into a debt subordination agreement with Thomas, the former owner of VLI, SMC and the Bank, to reconstitute the cash portion of the Additional Consideration as subordinated debt payable on August 1, 2006 unless such payment would put the Company in default of its financing arrangements with the Bank.

On January 28, 2005, the Company entered into a letter agreement ("Letter Agreement") with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering in a debt subordination agreement, reconstituting such additional cash consideration as subordinated debt. Pursuant to the Letter Agreement, the Company agreed to issue additional shares of common stock to Thomas upon the earlier of (i) Company's issuance of additional shares of our common stock at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Thomas divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) if the Company did not issue additional shares, the Company would issue additional shares to Thomas at the average closing price of Argan's common stock for the thirty days ended July 31, 2005 if the price was less than $7.75. The Concessions given to Thomas pursuant to the Letter Agreement whereby the Company agreed that should it not issue additional shares for consideration, it would issue additional shares to Thomas at a price determined by reference to the Company's prevailing thirty-day average stock price were accounted for as a derivative financial instrument. The Company recorded a liability for derivative financial instrument of $1,115,000, deferred loan issuance cost for subordinated debt of $501,000, and compensation expense to Thomas of $614,000 at January 31, 2005. The liability for derivative financial instrument is subject to adjustment for changes in fair value at April 30, 2005 for which the Company recorded a $22,000 gain in other income.

The Company's preliminary accounting for the acquisition of VLI and the preliminary estimate of the Additional Consideration uses the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets identified by the Company include $11,339,000, $2,500,000, $2,000,000 and $1,800,000, respectfully, allocated to goodwill, Proprietary Formulas (PF), Non-Contractual Customer Relationships (NCR) and a Non-Compete Agreement (NCA). The Company is amortizing PF over three years and NCR and NCA over five years. Accumulated amortization is $556,000, $267,000 and $240,000 at April 30, 2005 for PF, NCR
and NCA, respectively.

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


                                                                  Three Months
                                                                     Ended
                                                                 April 30, 2004
Pro Forma Statement of Operations
Net sales                                                        $    5,386,000
Cost of sales                                                         4,264,000
                                                                 --------------
Gross profit                                                          1,122,000
Selling, general and
  administrative expenses                                             1,689,000
                                                                 --------------
     Loss from operations                                              (567,000)
     Other income, net                                                   10,000
                                                                 --------------
Loss before income tax benefit                                         (557,000)
Income tax benefit                                                      213,000
                                                                 --------------
Net loss                                                         ($     344,000)
                                                                 ==============
Loss per share                                                   ($        0.13)
                                                                 ==============
Weighted average shares outstanding                                   2,628,000
                                                                 ==============

NOTE 5 - RELATED PARTY TRANSACTIONS

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Subscription Agreement"). The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998 (See Note 2). The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company.

Pursuant  to the  Subscription  Agreement,  the  Company  has  agreed  to  issue additional shares of Common Stock to Investor in accordance with the Subscription Agreement based upon the earlier of (i) the Company's issuance of additional shares of Common Stock having an aggregate purchase price of at least $2,500,000, at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005 or (ii) ninety percent of the average bid price of the Company's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 per share, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Subscription Agreement.

The provision in the agreement which allows the investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received at issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. During the three months ended April 30, 2005, the Company recorded a fair value adjustment of a $1,000 gain which is recorded in other income, net.

The Company leases administrative, manufacturing and warehouse facilities from individuals who are officers of SMC and VLI. The total expense under these arrangements was $69,000 and $18,000 for the three months ended April 30, 2005 and 2004, respectively.

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

NOTE 6 - DEBT

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

In August 2004 and April 2005, the Company agreed to amend the existing financing arrangements with the Bank whereby the revolving line of credit was initially increased to $3.5 million and ultimately to $4.25 million in maximum availability. The April 2005 amendment extended the expiration of the revolving line of credit to May 31, 2006. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three year term note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three year term note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of April 30, 2005, the Company had $500,000 outstanding under the term note and $1,661,000 outstanding under the revolving line of credit.

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

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as, valuation gains and losses, compensation expense which are settled with the non-cash issuance of the Company's common stock and non-cash issuance amortization .

NOTE 7 - PRIVATE OFFERING OF COMMON STOCK

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of the Company's common stock, pursuant to a Subscription Agreement between the Company and Investor. The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company. (See Note 5) Pursuant to the Subscription Agreement, the Company has agreed to issue additional shares of Common Stock to Investor in accordance with the Subscription Agreement based upon the earlier of (i) the Company's issuance of additional shares of Common Stock having an aggregate purchase price of at least $2,500,000 at a price per share less than $7.75, or
(ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005 or; (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005 if the price was less than $7.75, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Subscription Agreement.

The provision in the agreement which allows the investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, at January 31, 2005, $139,000 of the proceeds was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance through July 31, 2005. During the three months ended April 30, 2005, the Company recorded a fair value adjustment of a $1,000 gain which is recorded in other income, net.

NOTE 8 - SEGMENT REPORTING

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

The Company's operating segments are organized in separate business units with different management, customers, technology and services. The respective segments account for the respective businesses using the accounting policies in
Note 3 to the Company's Form 10-KSB and Note 3 in this filing. Summarized financial information concerning the Company's operating segments is shown in the following tables:

                                                         For the Three Months
                                                         Ended April 30, 2005
                                                        Telecom
                                    Nutraceutical   Infrastructure
                                      Products         Services         Other       Consolidated
                                    -------------   --------------   -----------    ------------
                                                                      Restated        Restated
Net sales                           $   4,728,000   $    2,428,000   $        --    $  7,156,000
Cost of sales                           3,379,000        1,907,000            --       5,286,000
                                    -------------   --------------   -----------    ------------
    Gross profit                        1,349,000          521,000            --       1,870,000

Selling, general and
   administrative expenses              1,137,000          354,000       400,000       1,891,000
                                    -------------   --------------   -----------    ------------
Income (Loss) from operations             212,000          167,000      (400,000)        (21,000)
Interest expense (income)                  58,000           11,000       (13,000)         56,000
Other income, net                              --            2,000        25,000          27,000
                                    -------------   --------------   -----------    ------------

Income (loss) before income taxes   $     154,000   $      158,000   ($  362,000)        (50,000)
                                    =============   ==============   ===========    ------------

Income tax benefit                                                                        28,000
                                                                                    ------------

Net loss                                                                            ($    22,000)
                                                                                    ============
Depreciation and amortization       $      77,000   $       98,000   $    20,000    $    195,000
                                    =============   ==============   ===========    ============
Amortization of intangibles         $     399,000   $       25,000            --    $    424,000
                                    =============   ==============   ===========    ============
Goodwill                            $  11,339,000   $      940,000            --    $ 12,279,000
                                    =============   ==============   ===========    ============
Total Assets                        $  23,817,000   $    5,204,000   $   928,000    $ 29,949,000
                                    =============   ==============   ===========    ============

NOTE 9 - Contingencies

During the twelve months ended January 31, 2005, WFC asserted in writing that WFC believes that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party in connection with the Stock Purchase Agreement.

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

During the twelve months ended January 31, 2005, the Company recorded an accrual related to this matter of $260,000 for estimated payments and legal fees related to WFC's claim that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at April 30, 2005, that may result from this matter for which the Company has recorded an accrual is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible; however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.

In addition to the aforementioned WFC claim, in the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the company's management, based on information available at this time, that none of the other current claims and proceedings will have a material effect on the Company's consolidated financial statements.

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

RESTATEMENT

On September 19, 2005, senior management and the Audit Committee of the Board of Directors of the Company concluded that the Company's financial statements for the fiscal year ended January 31, 2005 and for the quarter ended April 30, 2005 should be restated.

The restatements relate to the Company's amendment of its accounting for an investment made by MSR I SBIC, L.P. ("MSR") on January 28, 2005 ("Investment"), for the value of the shares issued in the acquisition of VLI, and for an agreement entered into with Kevin Thomas (Thomas) on January 28, 2005 with respect to a debt subordination and related concessions ("Concessions") given to Thomas in connection with consummating the agreement as described below. The Company is also restating inventory and cost of goods sold for the quarter ended April 30, 2005 related to an error in inventory valuation accounting.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Agreement"). The Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Agreement, we agreed to issue additional shares of our common stock to Investor in accordance with the Agreement based upon the earlier of (i) our issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000, at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005 or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Agreement. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The resale of the shares was registered under the Securities Act on Form S-3 filed with the SEC on February 25, 2005.

The provision in the agreement which allows the investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received at issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance through July 31, 2005. The Company recorded a fair value adjustment for a $1,000 gain and a $343,000 loss at April 30, 2005 and July 31, 2005 respectively, which is also reflected as a change in the liability for the derivative financial instruments. The fair value adjustment was recorded as a change in the Company's other expenses or income and net loss. The liability for derivative financial instruments related to the Investor was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on August 13, 2005.

On August 31, 2004, Argan acquired VLI for approximately $6.7 million in cash and 825,000 shares of the Company's common stock or $4,950,000 in fair value. The Company also assumed $1.6 million in debt. The value of the shares issued in the acquisition of VLI has been revised to reflect the price per share of $6.00 of the Company's common stock at August 31, 2004 as opposed to $6.22, the quoted market price of the stock two days before and after the acquisition date. The impact of this change was to reduce the amount of goodwill and additional paid-in capital by $182,000. The purchase agreement also provides for contingent consideration based on EBITDA for the twelve months ended February 28, 2005. The additional contingent consideration would be paid in both cash and stock. The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On January 28, 2005 the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company raised additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price were below $7.75 per share. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and should be accounted for in accordance with EITF 00-19. The Company has recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

$501,000 of the charge related to the liability for derivative financial instrument is recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge is recorded as compensation expense due to Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2006, the maturity date of the note, and reduce net income. The charge for compensation to Thomas was classified as non-cash compensation expense and increased net loss by $614,000 for the year January 31, 2005. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance through the July 31, 2005. The fair value adjustment will be recorded as a change in liability for the derivative financial instrument and as a charge to the Company's other expenses and net income. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of additional shares of the Company's common stock on September 1, 2005.

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

RECENT EVENTS

Private Sale of Stock

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares') of our common stock, pursuant to a Subscription Agreement between the Company and Investor (the "Subscription Agreement"). The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company.

Pursuant to the Subscription Agreement, the Company agreed to issue additional shares of our common stock to Investor in accordance with the Subscription Agreement based upon the earlier of (i) the Company's issuance of additional shares of our common stock generating aggregate proceeds of at least $2,500,000 at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) ninety percent of the average bid price of the Company's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 per share, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per share of our common stock as set forth in the Subscription Agreement.

The provision in the agreement which allows the investor to receive additional shares under certain conditions represents a derivative under Statement of Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received at issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance through July 31, 2005. During the three months ended April 30, 2005, the Company recorded a fair value adjustment of a $1,000 gain as other income, net.

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

On January 28, 2005, the Company entered into a letter agreement ("Letter Agreement") with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering in a debt subordination agreement, reconstituting such additional cash consideration as subordinated debt. Pursuant to the Letter Agreement, the Company has agreed to issue additional shares of our common stock to Thomas under certain conditions upon the earlier of (i) the Company's issuance of additional shares of our common stock at a price per share less than $7.75 or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Thomas divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the thirty days ended July 31, 2005, if the price were below $7.75 per share.

The Concessions given to Thomas pursuant to the Letter Agreement are being accounted for as liability for derivative financial instrument under EITF 00-19. The Company recorded a liability for derivative financial instrument of $1,115,000, deferred loan issuance cost for subordinated debt of $501,000, and compensation expense of $614,000 at January 31, 2005. The liability for derivative financial instrument is subject to adjustment for changes in fair value at April 30, 2005 for which the Company recorded a $22,000 gain in other income and $1,609,000 in other expense at settlement on July 31, 2005.

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

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as, valuation gains and losses, compensation expense which are settled with the non-cash issuance of the Company's common stock and non-cash issuance amortization.

Western Filter Corporation Litigation

On October 31, 2003, we completed the sale of Puroflow Incorporated (a wholly-owned subsidiary) to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is held in escrow to indemnify WFC from losses resulting from a breach of the representations and warranties made by us in connection with that sale. During the twelve months ended January 31, 2005, WFC notified the Company in writing, asserting that WFC believes that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party.

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

During the twelve months ended January 31, 2005, the Company recorded an accrual for estimated payments and legal expenses related to this matter of $260,000 with respect to this claim.

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

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles. Note 3 contained in the Company's consolidated financial statements for the year ended January 31, 2005 included in the Company's Annual Report contained in Form 10-KSB/A, as filed with the Securities and Exchange Commission describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to our accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets and deferred income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements.

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

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The derivative financial instruments are carried at fair value with changes in fair value recorded as other expense, net. The determination of fair value for our derivative financial instruments is subject to the volatility of our stock price as well as certain underlying assumptions which include the probability of raising additional capital.

Shipping Fees and Costs

The Company accounts for shipping fees and costs in accordance with Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Amounts billed to customers in sales transactions related to shipping recorded in net sales were $30,000 for the three months ended April 30, 2005. Costs associated with shipping goods to customers which aggregate $51,000 is accounted for as part of selling expenses for the three months ended April 30, 2005.

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

At April 30, 2005, we have cumulatively recorded a net operating loss carry forward aggregating $266,000 which expires in 2024 and 2025.

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

On January 28, 2005, the Company entered into a letter agreement ("Letter Agreement") with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering in a debt subordination agreement, reconstituting such additional cash consideration as subordinated debt. Pursuant to the Letter Agreement dated January 28, 2005, the Company has agreed to issue additional shares of our common stock to Thomas based upon the earlier of (i) the Company's issuance of additional shares of our common stock at a price per share less than $7.75 or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Thomas divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) the average closing price of Argan's common stock for the thirty days ended July 31, 2005 if the price was less than $7.75. The Concessions given to Thomas pursuant to the Letter Agreement whereby the Company agreed that should it not issue additional shares for consideration, it would issue additional shares to Thomas at a price determined by reference to the Company's prevailing thirty-day average stock price were accounted for as a derivative financial instrument. The Company recorded liability for derivative financial instrument of $1,115,000, deferred loan issuance cost for subordinated debt of $501,000, and compensation expense to Kevin Thomas of $614,000. The liability for derivative financial instrument is subject to adjustment for changes in fair value at April 30, 2005 for which the Company recorded a $22,000 gain as other income, net.

The Company's preliminary accounting for the acquisition of VLI and the preliminary estimate of the Additional Consideration uses the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets identified by the Company include $11,339,000, $2,500,000, $2,000,000 and $1,800,000, respectfully, allocated to goodwill, Proprietary Formulas (PF), Non-Contractual Customer Relationships (NCR) and a Non-Compete Agreement (NCA). The Company is amortizing PF over three years and NCR and NCA over five years. Accumulated amortization is $556,000, $267,000 and $240,000 at April 30, 2005 for PF, NCR
and NCA, respectively.


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

                                      Three Months Ended
                                          April 30,
 Statements of Operations            2005           2004
                                   Restated     (Pro Forma)

 Net sales                       $ 7,156,000    $ 5,386,000
 Cost of sales                     5,286,000      4,264,000
                                 -----------    -----------
 Gross profit                      1,870,000      1,122,000
Selling general and
  administrative expenses          1,891,000      1,689,000
                                 -----------    -----------
    Loss from operations             (21,000)      (567,000)
Other (expense) income, net          (29,000)        10,000
                                 -----------    -----------
Loss from operations
      before income taxes            (50,000)      (557,000)
Income tax benefit                   (28,000)      (213,000)
                                 -----------    -----------
Net loss                         ($   22,000)   ($  344,000)
                                 ===========    ===========

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

Cost of sales

For the three months ended April 30, 2005, cost of sales was $5,286,000 or 74% of net sales compared to $4,264,000 or 79% of pro forma net sales for the three months ended April 30, 2004. Decreased costs as a percent of net sales is due to efficiencies experienced as SMC's volume and number of fixed-priced contracts increased during the three months ended April 30, 2005. In addition, VLI had a decrease in cost of sales as a percentage of net sales due to increased pricing which it passed onto its customer base.

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

Other expense, net

We had other expense, net of $29,000 for the three months ended April 30, 2005 compared to pro forma other income, net of $10,000 for the three months ended April 30, 2004. The Company experienced interest expense due to the funding of VLI's increased inventory to support increased net sales which was offset, in part, by the fair value adjustment gain of $23,000 for the liability for financial instruments.

Income tax (benefit) provision

The Company's effective income tax benefit rate was 56% for the three months ended April 30, 2005 compared to a 38% pro forma income tax benefit rate for the three months ended April 30, 2004.

The Company's effective income tax benefit rate was increased by the impact of the fair value adjustment for liability for derivative financial instruments which is a permanent difference for income tax reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

We had $1.7 million in working capital at April 30, 2005, including $107,000 of cash and cash equivalents. In addition we had $2.0 million available under credit facilities.

Working capital increased by $200,000 to $1.7 million at April 30, 2005 from $1.5 million at January 31, 2005. This increase was primarily due to the strong operating performances of VLI and SMC. The Company had loss before taxes of $50,000. The Company's non-cash expenses included in the determination of income before income taxes included $424,000 for amortization of purchase intangibles and $195,000 for depreciation and other amortization.

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

In August 2004 and April 2005, we agreed to amend the existing financing arrangements with the Bank whereby the revolving line of credit was initially increased to $3.5 million and ultimately to $4.25 million in maximum availability. Under the April 2005 amendment the line of credit is extended to May 31, 2006. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three-year term note remains in effect with its last monthly payment of $33,000 due July 31, 2006. As of April 30, 2005, the Company had $1,661,000 outstanding under the revolving line of credit and additional availability of $2.0 million. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three-year term note bear interest at LIBOR plus 3.25% and 3.45%, respectively.

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

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as, valuation gains and losses, compensation expense which are settled with the non-cash issuance of the Company's common stock and non-cash issuance amortization.

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

In November 2005, the Financial Accounting Standards Board issued FASB Statement No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4 (SFAS 151)." This Statement amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges... "This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

The Company will SFAS No. 151 on February 1, 2006. The Company has not determined the impact of adopting the new standards and is continuing its analysis of the impact.

ITEM 3. CONTROLS AND PROCEDURES

In the Company's 2005 Form 10-KSB, management concluded that its internal control over financial reporting was effective as of January 31, 2005. Recently, management determined that a material agreement was not disclosed or accounted for properly in the Company's consolidated financial statements for the year ended January 31, 2005 and that an error occurred related to inventory valuation accounting in the quarter ended April 30, 2005. As a result, Management concluded that the Company's financial statements for the fiscal year ended January 31, 2005 and for the first quarter ended April 30, 2005 were required to be restated to account for the agreement and to adjust inventory and cost of goods sold. Further, management concluded that both of these errors resulted from material weaknesses in the Company's internal controls over financial reporting. Specifically, management has identified deficiencies in the design of the Company's process surrounding disclosure controls and in the operating effectiveness of inventory accounting controls.

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

During the twelve months ended January 31, 2005, the Company recorded an accrual for a loss related to this matter of $260,000 for estimated payments and legal expenses related to WFC's claim that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at April 30, 2005 that may result from this matter for which the Company has recorded an accrual is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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



                                  ARGAN, INC.


December 2, 2005                  By: /s/ Rainer Bosselmann
                                      ------------------------------------------
                                      Rainer Bosselmann
                                      Chairman of the Board and
                                      Chief Executive Officer



December 2, 2005                  By: /s/ Arthur F. Trudel
                                      -----------------------------------------
                                      Arthur F. Trudel
                                      Chief Financial Officer