Form 10QSB
period 2005-07-31
ARGAN INC
filed 2005-12-02
CIK 100591

UNITED STATES
                                            SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C. 20549

                                                        FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
           July 31, 2005                     Commission File Number 001-31756
-------------------------------------------------------------------------------

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

           Securities registered pursuant to Section 12(b)of the Act:

          Common Stock                             3,737,363 Shares outstanding
  Common Stock, $.15 Par Value                        as of September 8, 2005
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One):    Yes |_|  No |X|

                                                        ARGAN, INC.

                                                           INDEX

                                                                                                             Page No.
                                                                                                             --------

PART I. FINANCIAL INFORMATION......................................................................................3

Item 1. Financial Statements.......................................................................................3

Condensed Consolidated Balance Sheets - July 31, 2005 and January 31, 2005.........................................3

Condensed Consolidated Statements of Operations for the Three Months and Six months
             Ended July 31, 2005 and 2004..........................................................................4

Condensed Consolidated Statements of Cash Flows for the Six Months
            Ended July 31, 2005 and 2004...........................................................................5

Notes to Condensed Consolidated Financial Statements...............................................................6

Item 2. Management's Discussion and Analysis or Plan of Operation..................................................16

Item 3. Controls and Procedures....................................................................................30

PART II.  OTHER INFORMATION........................................................................................31

Item 1.  Legal Proceedings.........................................................................................31

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...............................................31

Item 3.  Defaults Upon Senior Securities...........................................................................31

Item 4.  Submission of Matters to a Vote of Security Holders.......................................................31

Item 5.  Other Information.........................................................................................32

Item 6.  Exhibits..................................................................................................32

SIGNATURES.........................................................................................................33

===========================================================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                   ARGAN, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                            July 31, 2005            January 31, 2005
                                                                         =====================     ======================
ASSETS                                                                                                     Restated
CURRENT ASSETS:
    Cash and cash equivalents                                               $    124,000                $    167,000
    Accounts receivable, net of allowance for doubtful accounts of
         $75,000 at  7/31/2005 and $85,000 at 1/31/2005                        3,407,000                   2,951,000
    Receivable from affiliated entity, net of allowance for doubtful
         accounts of $120,000 at 7/31/2005 and $84,000 at 1/31/2005              130,000                     112,000
    Escrowed cash                                                                300,000                     604,000
    Estimated earnings in excess of billings                                     451,000                     323,000
    Inventories, net                                                           2,918,000                   3,465,000
    Prepaid expenses and other current assets                                    662,000                     622,000
                                                                            ------------                ------------
TOTAL CURRENT ASSETS                                                           7,992,000                   8,244,000
                                                                            ------------                ------------

Property and equipment, net of accumulated depreciation of
       $998,000 at 7/31/2005 and $679,000 at 1/31/2005                         3,104,000                   2,703,000
Issuance cost for subordinated debt                                              469,000                     501,000
Other assets                                                                      35,000                      35,000
Contractual customer relationships, net                                          513,000                     564,000
Trade name                                                                       224,000                     224,000
Proprietary formulas, net                                                      1,736,000                   2,153,000
Non-contractual customer relationships, net                                    1,633,000                   1,833,000
Non-compete agreement, net                                                     1,470,000                   1,650,000
Goodwill                                                                      13,315,000                   7,350,000
                                                                            ------------                ------------
TOTAL ASSETS                                                                $ 30,491,000                $ 25,257,000
                                                                            ============                ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                        $  2,013,000                $  1,803,000
    Due to affiliates                                                            116,000                      47,000
    Accrued expenses                                                           1,167,000                   1,187,000
    Liability for derivative financial instruments                             3,184,000                   1,254,000
    Deferred income tax liability                                                 97,000                     144,000
    Line of credit                                                             2,011,000                   1,659,000
    Current portion of long-term debt                                            519,000                     662,000
                                                                            ------------                ------------
TOTAL CURRENT LIABILITIES                                                      9,107,000                   6,756,000
                                                                            ------------                ------------

Deferred income tax liability                                                  2,244,000                   2,520,000
Deferred rent                                                                     11,000                          --
Long-term debt                                                                   234,000                     481,000
Long-term subordinated debt due to former owner of Vitarich
     Laboratories, Inc.                                                        3,714,000                          --
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share -
              500,000 shares authorized- issued -
none
   Common stock, par value $.15 per share -
       12,000,000 shares authorized -3,110,224 and 2,762,078 shares issued at 7/31/2005 and 1/31/2005 and 3,106,991 and
       2,758,845 shares outstanding at 7/31/2005 and 1/31/2005                   466,000                     414,000
   Warrants outstanding                                                          849,000                     849,000
   Additional paid-in capital                                                 21,837,000                  19,800,000
   Accumulated deficit                                                        (7,938,000)                 (5,530,000)
   Treasury stock at cost: - 3,233 shares at 7/31/2005 and                       (33,000)                    (33,000)
1/31/2005
                                                                            ------------                ------------
TOTAL STOCKHOLDERS' EQUITY                                                    15,181,000                  15,500,000
                                                                            ------------                ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 30,491,000                $ 25,257,000
                                                                            ============                ============

                             See Accompanying Notes

                                   ARGAN, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                           Three months ended July 31       Six months ended July 31
                                                              2005            2004            2005            2004
                                                          ============    ============    ============    ============

Net sales                                                 $  6,852,000    $  1,827,000    $ 14,008,000    $  3,634,000
Cost of sales                                                5,465,000       1,606,000      10,751,000       3,214,000
                                                          ------------    ------------    ------------    ------------
     Gross profit                                            1,387,000         221,000       3,257,000         420,000

Selling, general and administrative expenses
                                                             2,012,000         687,000       3,903,000       1,478,000
Impairment loss                                                     --       1,942,000              --       1,942,000
                                                          ------------    ------------    ------------    ------------
    Loss from operations                                      (625,000)     (2,408,000)       (646,000)     (3,000,000)

Interest expense                                               103,000          23,000         159,000          30,000
Other expense (income), net                                  1,952,000         (26,000)      1,925,000         (55,000)
                                                          ------------    ------------    ------------    ------------
 Loss before income taxes                                   (2,680,000)     (2,405,000)     (2,730,000)     (2,975,000)
Income tax benefit                                             294,000         646,000         322,000         864,000
                                                          ------------    ------------    ------------    ------------
Net loss                                                  ($ 2,386,000)   ($ 1,759,000)   ($ 2,408,000)   ($ 2,111,000)
                                                          ============    ============    ============    ============

Basic and diluted loss per share:                          $     (0.76)    $     (0.98)    $     (0.79)   $      (1.17)
                                                          ============    ============    ============    ============
Weighted average number of shares outstanding
- basic and diluted                                          3,136,000       1,803,000       3,064,000       1,803,000
                                                          ============    ============    ============    ============

                             See Accompanying Notes

                                   ARGAN, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                               Six Months Ended
                                                                                   July 31,
                                                                             2005            2004
                                                                        ============    ============

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                ($ 2,408,000)   ($ 2,111,000)
Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:
    Depreciation and amortization                                            422,000         200,000

      Amortization of purchase intangibles                                   848,000         114,000

      Impairment loss on goodwill and intangibles                                 --       1,942,000
      Deferred income taxes                                                 (322,000)       (864,000)

      Non-cash loss on liability for derivative financial instruments      1,930,000              --
Changes in operating assets and liabilities:
    Accounts receivable, net                                                (456,000)        488,000
    Receivable from affiliated entity, net
                                                                             (18,000)             --
    Escrow cash
                                                                             304,000              --
    Estimated earnings in excess of billings
                                                                            (128,000)        (24,000)
    Inventories, net
                                                                             811,000              --
    Prepaid expenses and other current assets
                                                                             (39,000)       (201,000)
    Accounts payable and accrued expenses
                                                                              33,000        (724,000)
      Billings in excess of estimated earnings
                                                                                  --         (18,000)
      Due to affiliates
                                                                              69,000              --
      Other
                                                                              12,000              --
                                                                        ------------    ------------
        Net cash provided by (used in) operating activities                1,058,000     (1,198,000)
                                                                        ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Vitarich
                                                                            (270,000)             --
    Purchase of investments
                                                                                  --      (9,000,000)
    Redemptions of investments                                                    --      12,000,000

    Purchases of property and equipment                                     (793,000)        (65,000)
                                                                        ------------    ------------
         Net cash (used in) provided by investing activities              (1,063,000)      2,935,000
                                                                        ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit                                           1,500,000              --
    Proceeds from long-term debt                                               8,000              --

    Principal payments on long-term debt
                                                                            (398,000)       (245,000)
     Principal payment on short-term debt                                 (1,148,000)             --
                                                                        ------------    ------------
        Net cash used in financing activities                                (38,000)       (245,000)
                                                                        ------------    ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                         (43,000)      1,492,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             167,000       5,212,000
                                                                        ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    124,000    $  6,704,000
                                                                        ============    ============

                             See Accompanying Notes

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

The Company operates in two reportable segments. (See Note 8)

MANAGEMENT'S PLANS, LIQUIDITY AND BUSINESS RISKS

As of July 31, 2005, the Company had an accumulated deficit of $7.9 million. Further, as a result of recurring losses, the Company has historically experienced negative cash flows from operations. At July 31, 2005, the Company had $1.7 million available under its revolving line of credit with the Bank of America, N.A. (the Bank). The Company operates in two distinct markets. The market for nutritional products is highly competitive and the telecom and infrastructure services industry is fragmented and also very competitive. The successful execution of the Company's business plan is dependent upon the Company's ability to integrate acquired businesses and acquired assets into its operations, its ability to increase and retain its customers, the ability to maintain compliance with significant government regulation, the ability to attract and retain key employees and the Company's ability to manage its growth and expansion, among other factors.

On January 28, 2005, the Company raised approximately $1 million through the issuance of 129,032 shares of common stock to an Investor. Such proceeds were used by the Company to pay down certain of its existing obligations. Pursuant to the Agreement, the Company agreed to issue additional shares of common stock to the Investor upon the earlier of (i) the Company's issuance of additional shares of common stock having an aggregate purchase price of at least $2.5 million at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005 or (ii) ninety percent of the average bid price of the Company's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75, less the 129,032 shares previously issued. (See Notes 4 and 6).

The Company also entered into an agreement  with the former owner of VLI,  Kevin
J. Thomas (Thomas) to delay the timing of the payment of contingent cash consideration to the earlier of August 1, 2006 or the Company's issuance of additional equity having an aggregate purchase price of more than $1 million. Thomas would be paid the remaining contingent consideration up to the excess over the $1 million provided that such payment would not put the Company in default of its current financing arrangement with the Bank. (See Note 3)

On April 8, 2005, the Company renewed its line of credit with the Bank, extending the maturity date to May 31, 2006. The availability under the line of credit was increased to $4.25 million and the Bank released $304,000 in cash to the Company which it was holding in escrow as collateral. (See Note 5)

At July 31, 2005, the Company failed to comply with certain financial covenants under its borrowing arrangements with the Bank. The Bank waived the failure for the measurement period ended July 31, 2005. (See Note 5)

During the six months ended July 31, 2005, the Company had positive cash flows from operations of $1,058,000. Management believes that capital resources available under its renewed line of credit combined with cash generated from the Company's operations is adequate to meet the Company's future operating cash needs. Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of July 31, 2005 and the condensed consolidated statements of operations for the three and six months ended July 31, 2005 and 2004 and cash flows for the six months ended July 31, 2005 and 2004, respectively, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2005 and the results of its operations and its cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the year ended January 31, 2005, together with the independent registered public accounting firm's report, included in the Company's Annual Report on Form 10-KSB/A, as filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration, and other factors in evaluating net realizable value. Inventories at July 31, 2005 consist of the following:

           Raw materials                $2,612,000

           Work-in process                   3,000

           Finished goods                  303,000
                                        ----------

                                        $2,918,000
                                        ==========

Income Per Share - (Loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Outstanding stock options, warrants and contingently issuable shares were antidilutive during the three and six months ended July 31, 2005 and 2004 due to the Company's net loss.

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

Derivative Financial Instruments - The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," and Emerging Issues Task Force Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The derivative financial instruments are carried at fair value with changes in fair value recorded as other income or expense, net. The determination of fair value for derivative financial instruments is subject to the volatility of our stock price as well as certain underlying assumptions which include the probability of raising additional capital.

Shipping Fees and Costs - The Company accounts for shipping fees and costs in accordance with Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Amounts billed to customers in sales transactions related to shipping recorded in net sales were $68,000 and $39,000 for the six and three months ended July 31, 2005. Costs associated with shipping goods to customers which aggregate $77,000 and $26,000 are accounted for as part of selling expenses for the six and three months ended July 31, 2005.

The Pro Forma disclosures required by Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation" are reflected below:

                                                   Pro Forma Disclosures
                                            For the three months ended July 31,

                                                                       2005             2004
                                                                   ============    =============
Net loss, as reported                                              ($ 2,386,000)   ($  1,759,000)
Add:  Stock based compensation recorded
         in the financial statements                                         --               --
Deduct:  Total stock-based employee compensation
        expense determined under fair value based methods                23,000           16,000
                                                                   ------------    -------------
Pro forma net loss                                                 ($ 2,409,000)   ($  1,775,000)
                                                                   ============    =============
Basic and diluted per share:
Basic and diluted - as reported                                    ($      0.76)   ($       0.98)
                                                                   ============    =============
Basic and diluted - pro forma                                      ($      0.77)   ($       0.98)
                                                                   ============    =============

                              Pro Forma Disclosures
                        For the six months ended July 31,

                                                                       2005             2004
                                                                   ============    =============
Net loss, as reported                                              ($ 2,408,000)   ($  2,111,000)
Add:  Stock based compensation recorded
         in the financial statements                                         --               --
Deduct:  Total stock-based employee compensation
        expense determined under fair value based methods                43,000           34,000
                                                                   ------------    -------------
Pro forma net loss                                                 ($ 2,451,000)   ($  2,145,000)
                                                                   ============    =============
Basic and diluted per share:
Basic and diluted - as reported                                    ($      0.79)   ($       1.17)
                                                                   ============    =============
Basic and diluted - pro forma                                      ($      0.80)   ($       1.19)
                                                                   ============    =============

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"). SFAS 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and amends FASB No. 95. Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company will adopt SFAS 123(R) on February 1, 2006. The Company has not determined the impact of adopting the new standards and is continuing its analysis of the impact.

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

The Company will adopt SFAS No. 151 on February 1, 2006. The Company has not determined the impact of adopting the new standards and is continuing its analysis of the impact.

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

On January 31, 2005, the Company entered into a debt subordination agreement with Thomas, the former owner of VLI, SMC and the Bank, to reconstitute the cash portion of the Additional Consideration as subordinated debt payable on August 1, 2006 unless such payment would put the Company in default of its financing arrangements with the Bank. During the three months ended July 31, 2005, the Company incurred $24,000 in interest expense for the subordinated debt.

On January 28, 2005, the Company entered into a letter agreement ("Letter Agreement") with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering in a debt subordination agreement, reconstituting such additional cash consideration as subordinated debt. Pursuant to the Letter Agreement, the Company agreed to issue additional shares of common stock to Thomas upon the earlier of (i) Company's issuance of additional shares of our common stock for a price per share less than $7.75 or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Thomas divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or
(ii) if the Company did not issue additional shares, the Company would issue additional shares to Thomas at the average closing price of Argan's common stock for the thirty days ended July 31, 2005 if the price was less than $7.75 per share. The concessions given to Thomas pursuant to the Letter Agreement whereby the Company agreed that should it not issue additional shares for consideration, it would issue additional shares to Thomas at a price determined by reference to the Company's prevailing thirty-day average stock price were accounted for as a derivative financial instrument. The Company recorded a liability for derivative financial instrument of $1,115,000 deferred loan issuance cost for subordinated debt of $501,000 and compensation expense to Kevin Thomas of $614,000 at January 31, 2005. For the six months and three months ended July 31, 2005, the liability for derivative financial instrument is subject to adjustment for changes in fair value for which the Company recorded losses of $1,587,000 and $1,609,000 in other expense, net and net loss. The liability for derivative financial instruments aggregating $2,702,000 was settled in a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

On July 5, 2005, the Company and Thomas entered into an agreement (Earn Back Agreement) concerning the calculation of Additional Consideration due Thomas. During the calculation of Additional Consideration, a disagreement arose regarding the treatment of a purchase accounting valuation adjustment of inventory in the calculation of Additional Consideration. In the Earn Back Agreement, the Company agreed to pay Thomas $594,000 in a subordinated note and 77,000 shares of common stock with a fair value of $5.50 per share utilizing the quoted market price on July 5, 2005. The $1,015,000 of Additional Consideration has been recorded by the Company as additional purchase consideration and an increase in goodwill. In addition, if certain inventory considered to be an overstock for purchase accounting at the time of the acquisition was reduced to normal levels of usage by November 30, 2005, Thomas would be paid an additional $264,000, one-half in a subordinated note and one-half in common stock.

The Company's preliminary accounting for the acquisition of VLI and the estimate of the Additional Consideration uses the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets identified by the Company include $12,375,000, $2,500,000, $2,000,000 and $1,800,000, respectfully, allocated to goodwill, Proprietary Formulas (PF), Non-Contractual Customer Relationships (NCR) and a Non-Compete Agreement (NCA). The Company is amortizing PF over three years and NCR and NCA over five years. Accumulated amortization is $764,000, $367,000 and $330,000 at July 31, 2005 for PF, NCR and NCA,
respectively.

At the date of acquisition, the Company identified a preacquisition contingency with respect to approximately $264,000 for certain inventory items and reduced VLI's valuation by that amount. The Company has been monitoring the sales level of the specific inventory items during the allocation period (since the date of acquisition). Based on the additional sales performance information regarding this inventory, the Company has reversed the preacquisition contingency and recorded a decrease to Goodwill and an increase in Inventory of $264,000 during the three months ended July 31, 2005.

The following unaudited pro forma statement of operations of the Company for the three and six months ended July 31, 2004 does not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition had occurred on February 1, 2004, or that may be obtained in the future. VLI previously reported its results of operations using a calendar year-end. No material events occurred subsequent to this reporting period that would require adjustment to our unaudited pro forma statement of operations. The number of shares outstanding used in calculating pro forma earnings per share assume that the shares issued in connection with the acquisition of VLI were outstanding since February 1, 2004.

                                                                Three Months Ended      Six Months Ended
                                                                   July 31, 2004          July 31, 2004
Pro Forma Statement of Operations
Net sales                                                          $  6,509,000           $ 11,895,000
Cost of sales                                                         4,963,000              9,227,000
                                                                   ------------           ------------
Gross profit                                                          1,546,000              2,668,000
Selling, general and
  administrative expenses                                             1,534,000              3,223,000
Impairment loss                                                       1,942,000              1,942,000
                                                                   ------------           ------------
     Loss from operations                                            (1,930,000)            (2,497,000)
     Other income, net                                                   56,000                 66,000
                                                                   ------------           ------------
Loss before income tax benefit                                       (1,874,000)            (2,431,000)
Income tax benefit                                                      449,000                662,000
                                                                   ------------           ------------
Net loss                                                           ($ 1,425,000)          ($ 1,769,000)
                                                                   ============           ============
Loss per share                                                     ($      0.40)          ($      0.49)
                                                                   ============           ============
Weighted average shares outstanding                                   3,588,000              3,588,000
                                                                   ============           ============

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

Pursuant to the Subscription Agreement, the Company agreed to issue additional shares of Common Stock to Investor in accordance with the Subscription Agreement based upon the earlier of (i) the Company's issuance of additional shares of Common Stock having an aggregate purchase price of at least $2,500,000 at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005 or (ii) ninety percent of the average bid price of the Company's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 per share, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Subscription Agreement.

The provision in the agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance was accounted for as a liability for derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment of a $343,000 loss was recorded during the six months ended July 31, 2005 and included in other expense and net loss. The liability aggregating $482,000 was settled in a non-cash transaction by the issuance of 95,321 shares of the Company's common stock on August 13, 2005.

The Company retained Investor under a consulting arrangement to assist in identifying and meeting potential equity investors. Under this consulting arrangement the Company paid the Investor $100,000 during the three months ended July 31, 2005.

The Company leases administrative, manufacturing and warehouse facilities from individuals who are officers of SMC and VLI. The total expense under these arrangements were $78,000 and $147,000 and $21,000 and $39,000 for the three and six months ended July 31, 2005 and 2004, respectively.

The Company also entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to the Company and the Company committed to purchase on an as-needed basis, certain organic products. VLI made $55,000 and $79,000 in purchases under the supply agreement during the three and six months ended July 31, 2005.

At July 31, 2005, the Company has accrued $116,000 for reimbursement to Thomas for certain leasehold improvements which he constructed in the building that the Company leases from Thomas.

The Company also sells its products in the normal course of business to an entity in which the former owner of VLI has an ownership interest. The pricing on such transactions is consistent with VLI's general customer pricing for nonaffiliated entities. VLI had approximately $152,000 and $301,000 in sales with this entity for three and six months ended July 31, 2005. At July 31, 2005, the affiliated entity owed $130,000 to VLI, net of an allowance for doubtful accounts of $120,000.

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

In August 2004 and April 2005, the Company agreed to amend the existing financing arrangements with the Bank whereby the revolving line of credit was initially increased to $3.5 million and ultimately to $4.25 million in maximum availability. The April 2005 amendment extended the expiration of the revolving line of credit to May 31, 2006. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three year term note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three year term note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of July 31, 2005, the Company had $400,000 outstanding under the term note and $2,011,000 outstanding under the revolving line of credit.

The financing arrangements amended on April 8, 2005 provide for the measurement at Argan's fiscal year end and at each of Argan's fiscal quarter ends of certain financial covenants including requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not exceed 2.5 to 1 and requiring pro forma fixed charge coverage ratio not less than 1.25 to 1. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. In conjunction with the amendment, the Bank released to the Company $304,000, which it was holding in escrow as collateral.

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as, valuation gains and losses, compensation expense which are settled with the non-cash issuance of the Company's common stock and non-cash deferred loan issuance cost amortization.

NOTE 6 - PRIVATE OFFERING OF COMMON STOCK

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of the Company's common stock, pursuant to a Subscription Agreement between the Company and Investor. The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company. (See Note 4) Pursuant to the Subscription Agreement, the Company has agreed to issue additional shares of Common Stock to Investor in accordance with the Subscription Agreement based upon the earlier of (i) the Company's issuance of additional shares of Common Stock having an aggregate purchase price of at least $2,500,000 at a price per share less than $7.75, or
(ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005 or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75, less the 129,032 previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Subscription Agreement.

The provision in the agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. During the six months ended July 31, 2005, the Company recorded a fair value adjustment of a $343,000 loss which is recorded in other expense and net loss. The liability aggregating $482,000 was settled in a non-cash transaction by the issuance of 95,321 shares of the Company's common stock on August 13, 2005.

NOTE 7 - INCOME TAXES

The Company had an effective income tax benefit rate of 12% and 11% for the six and three months ended July 31, 2005. During the three months ended July 31, 2005, the Company recorded the $1,952,000 change in fair value of the liability for derivative financial instruments as other expense which is treated as a permanent difference for income tax reporting purposes. The permanent difference to reflect the fair value adjustment of the liability for derivative financial instrument, reduced our income tax benefit rate from 38% to 12% and 11%, respectively, for the six months and three months ended July 31, 2005. The Company had an effective tax benefit rate of 29% and 27%, respectively, for the six and three months ended July 31, 2004. During the three months ended July 31, 2004, the Company recorded a $740,000 impairment of goodwill which is treated as a permanent difference for tax reporting purposes. The permanent difference, the impairment of goodwill, reduced our effective income tax benefit rate from 38% to 29% and 27%, respectively, for the six and three months ended July 31, 2004.

NOTE 8 - SEGMENT REPORTING

Effective with the acquisition of VLI on August 31, 2004, the Company has two reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assess performance.

The Company's two operating segments are nutraceutical products and telecom infrastructure services. The Company conducts its operations through its wholly owned subsidiaries - VLI and SMC. The "Other" column includes the Company's corporate and unallocated expenses.

The Company's operating segments are organized in separate business units with different management, customers, technology and services. The respective segments account for the respective businesses using the accounting policies in
Note 3 to the Company's Form 10-KSB and Note 2 in this filing. Summarized financial information concerning the Company's operating segments is shown in the following tables:

                                                                                For the Six Months
                                                                               Ended July 31, 2005
                                                                     Telecom
                                          Nutraceutical           Infrastructure
                                             Products                Services              Other             Consolidated
                                        -------------------     -------------------    ---------------     ------------------
Net sales                                   $   9,252,000           $  4,756,000        $         --           $ 14,008,000
Cost of sales                                   6,912,000              3,839,000                  --             10,751,000
                                        -------------------     -------------------    ---------------     ------------------
     Gross profit                               2,340,000               917,000                   --              3,257,000
Selling, general and administrative
   expenses                                     2,331,000                723,000             849,000              3,903,000
                                        -------------------     -------------------    ---------------     ------------------
(Loss) income from operations                       9,000                194,000            (849,000)              (646,000)

Interest expense (income)                         132,000                 24,000              (3,000)               159,000
 Other expense (income), net                          --                      --          (1,925,000)             1,925,000
                                        -------------------     -------------------    ---------------     ------------------
(Loss) income before income taxes              ($123,000)           $    170,000         ($2,777,000)            (2,730,000)
                                        ===================     ===================    ===============     ==================

Income tax benefit                                                                                                  322,000
                                                                                                           ------------------

Net loss                                                                                                       ($ 2,408,000)
                                        ===================     ===================    ===============     ==================
Depreciation and amortization                $    166,000           $    198,000       $      58,000           $    422,000
                                        ===================     ===================    ===============     ==================
Amortization of intangibles                  $    796,000           $     52,000                  --           $    848,000
                                        ===================     ===================    ===============     ==================
Goodwill                                      $12,375,000           $    940,000                  --           $ 13,315,000
                                        ===================     ===================    ===============     ==================
Total Assets                                  $24,310,000           $  5,306,000        $    875,000           $ 30,491,000
                                        ===================     ===================    ===============     ==================

                                                                               For the Three Months
                                                                               Ended July 31, 2005
                                                                        Telecom
                                                        Nutraceutical   Infrastructure
                                                          Products      Services          Other       Consolidated
                                                        ------------    ------------   ------------    ------------
Net sales                                               $  4,524,000    $  2,328,000              $    $  6,852,000

Cost of sales                                              3,533,000       1,932,000             --       5,465,000
                                                        ------------    ------------   ------------    ------------
     Gross profit                                            991,000         396,000             --       1,387,000

Selling, general and administrative
   expenses                                                1,194,000         369,000        449,000       2,012,000
                                                        ------------    ------------   ------------    ------------
(Loss) income from operations                               (203,000)         27,000       (449,000)       (625,000)
Interest expense (income)                                     74,000          13,000         16,000         103,000
 Other expense, net                                               --              --      1,952,000       1,952,000
                                                        ------------    ------------   ------------    ------------

(Loss) income before income taxes                       ($   277,000)   $     14,000   ($ 2,417,000)     (2,680,000)
                                                        ============    ============   ============    ------------

Income tax benefit                                                                                          294,000
                                                                                                       ------------

Net loss                                                                                               ($ 2,386,000)
                                                                                                       ============
Depreciation and amortization                           $     89,000    $    100,000   $     38,000    $    227,000
                                                        ============    ============   ============    ============
Amortization of intangibles                             $    397,000    $     27,000             --    $    424,000
                                                        ============    ============   ============    ============
Goodwill                                                $ 12,375,000    $    940,000             --    $ 13,315,000
                                                        ============    ============   ============    ============
Total Assets                                            $ 24,310,000    $  5,306,000   $    875,000    $ 30,491,000
                                                        ============    ============   ============    ============


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

During the twelve months ended January 31, 2005, the Company recorded an accrual related to this matter of $260,000 for estimated payments and legal fees related to WFC's claim that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability that may result from this matter for which the Company has recorded an accrual at July 31, 2005 is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

RECENT EVENTS

Earn Back Agreement

On July 5, 2005, the Company and Thomas entered into an agreement (Earn Back Agreement) concerning the calculation of Additional Consideration due Thomas. During the calculation of Additional Consideration, a disagreement arose regarding the treatment of a purchase accounting valuation adjustment of inventory in the calculation of Additional Consideration. In the Earn Back Agreement, the Company agreed to pay Thomas $594,000 in a subordinated note and 77,000 shares of common stock with a fair value of $5.50 per share utilizing the quoted market price on July 5, 2005. In addition, if certain inventory considered to be an overstock for purchase accounting at the time of the acquisition was reduced to normal levels of usage, Thomas would be paid an additional $264,000 one-half in a subordinated note and one-half in common stock. The $1,015,000 payment has been recorded by the Company as additional purchase consideration and an increase in goodwill.

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

The provision in the agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance have been accounted for as liability for derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment of a $343,000 loss was recorded during the six months ended July 31, 2005 and included in other expense and net loss. The liability aggregating $482,000 was settled in a non-cash transaction by the issuance of 95,321 shares of the Company's common stock on August 13, 2005.

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

On January 28, 2005, the Company entered into a letter agreement ("Letter Agreement") with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering in a debt subordination agreement, reconstituting such additional cash consideration as subordinated debt. Pursuant to the Letter Agreement, the Company agreed to issue additional shares to Thomas upon the earlier of (i) Company's issuance of additional shares of common stock at a price per share less than $7.75; or (ii) if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's closing stock for the thirty days ended July 31, 2005, if the price were below $7.75 per share. The concessions given to Kevin Thomas pursuant to the Letter Agreement are being accounted for as a derivative financial instrument under EITF 00-19. The Company recorded a liability for a derivative financial instrument of $1,115,000, deferred loan commitment charge of $501,000 and compensation expense of $614,000 at January 31, 2005. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustments of $1,587,000 and $1,609,000 were recorded during the six months and three months ended July 31, 2005, respectively, and included in other expense and net loss. The liability aggregating $2,702,000 was settled in a non-cash transaction by issuance of 535,052 shares of the Company's common stock on September 1, 2005.

Amendment of Financing Arrangements

On April 8, 2005, the Company agreed to amend the existing financing arrangements with the Bank of America, N.A. ("the Bank") whereby the revolving line of credit was increased to $4.25 million in maximum availability, expiring May 31, 2006. The amended financing arrangements provides for the measurement of certain financial covenants at the end of Argan's fiscal quarters and year-end including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 and requiring pro forma fixed charge coverage ratio not less than 1.25 to 1. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. The Bank has released to the Company $304,000 which it was holding in escrow as collateral.

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as, valuation gains and losses, compensation expense which are settled with the non-cash issuance of the Company's common stock and non-cash deferred loan issuance cost amortization.

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

We are a holding company with no operations other than our investments in VLI and SMC. At July 31, 2005, there were no restrictions with respect to dividends or other payments from VLI and SMC to the Company.

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

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. Estimated earnings in excess of billings totaled $451,000 at July 31, 2005.

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

Derivative Financial Instruments

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The derivative financial instruments are carried at fair value with changes in fair value recorded as other income or expense, net. The determination of fair value for our derivative financial instruments is subject to the volatility of our stock price as well as certain underlying assumptions which include the probability of raising additional capital.

Shipping Fees and Costs

The Company accounts for shipping fees and costs in accordance with Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Amounts billed to customers in sales transactions related to shipping recorded in net sales were $68,000 and $39,000 for the six and three months ended July 31, 2005. Costs associated with shipping goods to customers which aggregate $77,000 and $26,000 are accounted for as part of selling expenses for the six and three months ended July 31, 2005.

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

At July 31, 2005, we have cumulatively recorded a net operating loss carry forward aggregating $503,000 which expires in 2024 and 2025.

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

The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair estimated value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On January 31,2005, the Company entered into a debt subordination agreement with Thomas, the former owner of VLI, SMC and the Bank, to reconstitute the cash portion of the Additional Consideration as subordinated debt payable on August 1, 2006 unless such payment would put the Company in default of its financing arrangements with the Bank. During the three months ended July 31, 2005, the Company incurred $24,000 in interest expense for the subordinated debt.

On January 28, 2005, the Company entered into a letter agreement ("Letter Agreement") with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering in a debt subordination agreement, reconstituting such additional cash consideration as subordinated debt. Pursuant to the Letter Agreement, the Company agreed to issue additional shares of common stock to Thomas upon the earlier of (i) Company's issuance of additional shares of common stock at a price per share less than $7.75 or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005 or (ii) if the Company did not issue additional shares the Company would issue additional shares to Thomas at the average closing price of Argan's common stock for the thirty days ended July 31, 2005 if the price was less than $7.75 per share. The concessions given to Kevin Thomas pursuant to the Letter Agreement whereby the Company agreed that should it not issue additional shares for consideration, it would issue additional shares to Thomas at a price determined by reference to the Company's prevailing thirty-day average stock price were accounted for as a derivative financial instrument. The Company recorded a liability for derivative financial instrument of $1,115,000, deferred loan issuance cost for subordinated debt of $501,000 and compensation expense to Kevin Thomas of $614,000 at January 31, 2005. For the six months and three months ended July 31, 2005, the liability for derivative financial instrument is subject to adjustment for changes in fair value for which the Company recorded losses of $1,587,000 and $1,609,000 in other expense, net. The liability for derivative financial instruments aggregating $2,702,000 was settled in a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

On July 5, 2005, the Company and Thomas entered into an agreement (Earn Back Agreement) concerning the calculation of Additional Consideration due Thomas. During the calculation of Additional Consideration, a disagreement arose regarding the treatment of a purchase accounting valuation adjustment of inventory in the calculation of Additional Consideration. In the Earn Back Agreement, the Company agreed to pay Thomas $594,000 in a subordinated note and 77,000 shares of common stock with a fair value of $5.50 per share utilizing the quoted market price on July 5, 2005. In addition, if certain inventory considered to be an overstock for purchase accounting at the time of the acquisition was reduced to normal levels of usage, Thomas would be paid an additional $264,000, one-half in a subordinated note and one-half in common stock. The $1,015,000 of Additional Consideration has been recorded by the Company as additional purchase consideration and an increase in goodwill.

The Company's preliminary accounting for the acquisition of VLI and the estimate of the Additional Consideration uses the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets identified by the Company include $12,375,000, $2,500,000, $2,000,000 and $1,800,000, respectfully, allocated to goodwill, Proprietary Formulas (PF), Non-Contractual Customer Relationships (NCR) and a Non-Compete Agreement (NCA). The Company is amortizing PF over three years and NCR and NCA over five years. Accumulated amortization is $764,000, $367,000 and $330,000 at July 31, 2005 for PF, NCR and NCA,
respectively.

At the date of acquisition, the Company identified a preacquisition contingency with respect to approximately $264,000 in a specific inventory category and reduced VLI's valuation by that amount. The Company has been monitoring the sales level of the specific inventory category during the allocation period
(since the date of acquisition). Based on the additional sales performance information regarding this inventory, the Company has reversed the preacquisition contingency and recorded a decrease to Goodwill and an increase in Inventory of $264,000 during the three months ended July 31, 2005.

Results of Operations

The following summarizes the results of our operations for the three and six months ended July 31, 2005 compared to the pro forma results for the three and six months ended July 31, 2004, as if the acquisition of VLI was completed on February 1, 2004. The unaudited statements of operations do not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition had occurred on February 1, 2004, or that may be obtained in the future. VLI previously reported its results of operations using a calendar year-end. No material events occurred subsequent to the reporting period that would require adjustment to our unaudited pro forma results in the statements of operations.

                                                   Three Months Ended                   Six Months Ended
                                                         July 31,                           July 31,
 Statements of Operations                        2005              2004              2005                2004
 ------------------------                        ----              ----              ----                ----
                                                                (Pro forma)                          (Pro forma)

 Net sales                                 $  6,852,000       $  6,509,000       $ 14,008,000       $ 11,895,000
 Cost of sales                                5,465,000          4,963,000         10,751,000          9,227,000
                                           ------------       ------------       ------------       ------------

 Gross profit                                 1,387,000          1,546,000          3,257,000          2,668,000

 Selling general and
    administrative expenses                   2,012,000          1,534,000          3,903,000          3,223,000
 Impairment loss                                     --          1,942,000                 --          1,942,000
                                           ------------       ------------       ------------       ------------

 Loss from operations                          (625,000)        (1,930,000)          (646,000)        (2,497,000)
 Other (expense) income                      (2,055,000)            56,000         (2,084,000)            66,000
                                           ------------       ------------       ------------       ------------
 Loss from operations
      before income taxes                    (2,680,000)        (1,874,000)        (2,730,000)        (2,431,000)
 Income tax benefit                             294,000            449,000            322,000            662,000
                                           ------------       ------------       ------------       ------------
 Net loss                                  ($ 2,386,000)      ($ 1,425,000)      ($ 2,408,000)      ($ 1,769,000)
                                           ============       ============       ============       ============

Results of Operations for the Three Months Ended July 31, 2005 Compared to the Pro Forma Results of Operations for the Three Months ended July 31, 2004

Net sales

Net sales were $6,852,000 for the three months ended July 31, 2005 compared to pro forma net sales of $6,509,000 for the three months ended July 31, 2004. The increase of $343,000 or 5% is due primarily to an increase of $501,000 in sales volume at SMC. Sales volume for infrastructure services provided to SMC's customers under fixed-price contracts was the source of the sales increase. VLI experienced a $158,000 decline in sales volume as compared to the same period one year ago due to timing of the introduction of new products by its customers during the three months ended July 31, 2004.

Cost of sales

For the three months ended July 31, 2005, cost of sales was $5,465,000 or 80% of net sales compared to $4,963,000 or 76% of pro forma net sales for the three months ended July 31, 2004. SMC experienced decreased costs as a percent of net sales as volume and number of fixed-priced contracts increased during the three months ended July 31, 2005. SMC's improved margin performance was offset by VLI which had increased cost of sales as a percentage of net sales due to increased pricing of raw materials. VLI is in the process of examining its vendor costs and will be repricing its product offerings with the expectation to return to historical levels of margins.

Selling general and administrative expenses

Selling, general and administrative expenses were $2,012,000 or 29% of net sales for the three months ended July 31, 2005 compared to $1,534,000 or 24% of pro forma net sales for the three months ended July 31, 2004, an increase of $478,000. Argan retained MSR for a fee of $100,000 to assist in identifying sources of additional equity investors. VLI has been aggressively seeking to diversify its customer base which resulted in a $90,000 increase in selling costs for the three months ended July 31, 2005 related to increased staffing and related costs to support the marketing program. In addition, VLI has upgraded its senior management team which resulted in increased salaries as well as placement and severance costs of $62,000.

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

Other expense (income), net

We had other expense, net of $2,055,000 for the three months ended July 31, 2005 compared to pro forma other income, net of $56,000 for the three months ended July 31, 2004. The fair value loss of the liability for derivative financial instrument of $1,952,000 was realized during the three months ended July 31, 2005. The Company incurred $103,000 in interest expense during the three months ended July 31, 2005 due, in large part, to the funding of VLI's increased inventory to support the introduction of VLI's adaptogen product as well as interest due Thomas on a subordinated note that the Company owes Thomas.

Income tax benefit

We had an effective income tax benefit rate of 11% for the three months ended July 31, 2005 compared to a 24% pro forma income tax benefit rate for the three months ended July 31, 2004. During the three months ended July 31, 2005, the Company recorded the $1,952,000 change in fair value of the liability for derivative financial instruments as other expense which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced our effective income tax benefit rate from 38% to 11% for the three months ended July 31, 2005. We had a $740,000 impairment of goodwill for the three months ended July 31, 2004 which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced our effective income tax benefit rate from 39% to 24% for the three months ended July 31, 2004.

Results of Operations for the Six Months Ended July 31, 2005 Compared to the Pro Forma Results of Operations for the Six Months ended July 31, 2004

Net Sales

Net sales were $14,008,000 for the six months ended July 31, 2005 compared to pro forma net sales of $11,895,000 for the six months ended July 31, 2004. The increase of $2,113,000 or 18% is due primarily to increases of $1.1 million and $1.0 million in sales volume at SMC and VLI, respectively. Sales increased to VLI's largest customer as well as substantial sales to a new customer provided the sales increase at VLI. In addition, SMC experienced virtually all of its increase in sales volume from infrastructure services provided to SMC's customers under fixed-priced contracts.

Cost of sales

For the six months ended July 31, 2005, cost of sales was $10,751,000 or 77% of net sales compared to $9,227,000 or 78% of pro forma net sales for the six months ended July 31, 2004. SMC experienced decreased costs as a percent of net sales as sales volume and number of fixed-priced contracts increased during the six months ended July 31, 2005 allowing SMC to more effectively utilize its technical and project management teams. VLI's margins were at or near historical levels.

Selling general and administrative expenses

Selling, general and administrative expenses were $3,903,000 or 28% of net sales for the six months ended July 31, 2005 compared to $3,223,000 or 27% of pro forma net sales for the six months ended July 31, 2004, an increase of $680,000. Argan retained MSR for a fee of $100,000 to assist in identifying sources of additional equity investors. VLI has been aggressively seeking to diversify its customer base which resulted in approximately an $180,000 increase in selling costs for staff salaries and other costs to support the marketing program. In addition, VLI has upgraded its senior management team which resulted in increased salaries as well as placement and severance costs.

Other expense (income), net

We had other expense, net of $2,084,000 for the six months ended July 31, 2005 compared to pro forma other income, net of $66,000 for the six months ended July 31, 2004. The fair value loss of the liability for derivative financial instruments of $1,929,000 was realized during the six months ended July 31, 2005. The Company's interest expense is due to the funding of VLI's increased inventory to support increased net sales.

Income tax benefit

We had an effective income tax benefit rate of 12% for the six months ended July 31, 2005 compared to a 27% pro forma income tax benefit rate for the six months ended July 31, 2004. During the six months ended July 31, 2005, the Company recorded the $1,930,000 change in fair value of the liability for derivative financial instruments as other expense which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced our effective income tax benefit rate from 38% to 12% for the six months ended July 31, 2005. We recorded a $740,000 impairment of goodwill for the six months ended July 31, 2004 which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced our effective income tax benefit rate from 39% to 27% for the six months ended July 31, 2004.

RELATED PARTY TRANSACTIONS

We retained Investor under a consulting arrangement to assist in identifying and meeting potential equity investors. Under this consulting arrangement we paid the Investor $100,000 during the three months ended July 31, 2005.

We lease administrative, manufacturing and warehouse facilities from individuals who are officers of SMC and VLI. The total expense under these arrangements were $78,000 and $147,000 and $21,000 and $39,000 for the three and six months ended July 31, 2005 and 2004, respectively.

We also entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to us and we committed to purchase on an as-needed basis, certain organic products. VLI made $55,000 and $79,000 in purchases under the supply agreement during the three and six months ended July 31, 2005.

At July 31, 2005, we accrued $116,000 for reimbursement to Thomas for certain leasehold improvements which he constructed in the building that we lease from Thomas.

We also sell our products in the normal course of business to an entity in which the former owner of VLI has an ownership interest. The pricing on such transactions is consistent with VLI's general customer pricing for nonaffiliated entities. VLI had approximately $152,000 and $301,000 in sales with this entity for three and six months ended July 31, 2005. At July 31, 2005, the affiliated entity owed $130,000 to VLI, net of an allowance for doubtful accounts of $120,000.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

We had a deficit of approximately $1.1 million in working capital at July 31, 2005. At July 31, 2005, a liability for derivative financial instruments was classified in current liabilities and as a part of working capital. Subsequent to July 31, 2005, all of this liability was settled by the non-cash issuance of common stock of the Company. We had cash and cash equivalents of $124,000 and $1.7 million available under credit facilities.

Working capital decreased by $2.6 million to $1.1 million deficit at July 31, 2005 from $1.5 million at January 31, 2005. This decrease was primarily due to the aforementioned liability for a derivative financial instrument settled in a non-cash issuance of the Company's common stock. The Company had a loss before taxes of $2,730,000 for the six months ended July 31, 2005. The Company's non-cash expenses included in the determination of loss before income taxes included $848,000 for amortization of purchase intangibles and $422,000 for depreciation and other amortization.

Cash Flows

Net cash provided by operations for the six months ended July 31, 2005 was $1,058,000 compared with $1,198,000 of cash used in operations for the six months ended July 31, 2004.

During the six months ended July 31, 2005, the Bank released $304,000 in escrows to us (see discussion below). During the six months ended July 31, 2005, net cash used for investing activities was $1,063,000 compared to net cash provided by investing activities of $2,935,000 for the six months ended July 31, 2004. During the six months ended July 31, 2005, we had cash of $793,000 used in the purchase of property and equipment and $270,000 used to pay additional consideration in the purchase of VLI. During the six months ended July 31, 2004, we had cash of $3,000,000 provided by the net sale of investments and cash used in purchase of property and equipment of $65,000.

Net cash used by financing activities was $38,000 and $245,000 for the six months ended July 31, 2005 and 2004, respectively. During the six months ended July 31, 2005 and 2004, we used cash of $398,000 and $245,000 to pay down term-debt.

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

In August 2004 and April 2005, we agreed to amend the existing financing arrangements with the Bank whereby the revolving line of credit was initially increased to $3.5 million and ultimately to $4.25 million in maximum availability. Under the April 2005 amendment the line of credit is extended to May 31, 2006. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three-year term note remains in effect with its last monthly payment of $33,000 due July 31, 2006. As of July 31, 2005, the Company had $2,011,000 outstanding under the revolving line of credit and additional availability of $1.7 million. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three-year term note bear interest at LIBOR plus 3.25% and 3.45%, respectively.

The amended financing arrangements provides for the measurement of certain financial covenants at each of Argan's fiscal quarter and year end including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 and requiring pro forma fixed charge coverage ratio not less than 1.25 to 1. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. The Bank has released $304,000 to the Company which it was holding in escrow as collateral.

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as, valuation gains and losses, compensation expense which are settled with the non-cash issuance of the Company's common stock and non-cash deferred loan issuance cost amortization.

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

Customers

During the six months ended July 31, 2005, we provided nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with General Dynamics Corp. (GD). Certain of our more significant customer relationships are with TriVita Corporation (TVC), Rob Reiss Companies (RRC), Southern Maryland Electrical Cooperative (SMECO), GD, and CyberWize.com, Inc. (C). TVC, RRC and C are VLI customers. SMC's significant customers are SMECO and GD. TVC, RRC and C accounted for approximately 24%, 12% and 7% of consolidated net sales during the six months ended July 31, 2005. SMECO and GD accounted for approximately 12% and 9% of consolidated net sales during the six months ended July 31, 2005. Combined TVC, RRC, SMECO, GD, and C accounted for approximately 64% of consolidated net sales during the six months ended July 31, 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

In the Company's 2005 Form 10-KSB, management concluded that its internal control over financial reporting was effective as of January 31, 2005. Recently, management determined that a material agreement was not disclosed or accounted for properly in the Company's consolidated financial statements for the year ended January 31, 2005 and that an error related to inventory valuation accounting occurred in the quarter ended April 30, 2005. As a result, Management concluded that the Company's financial statements for the fiscal year ended January 31, 2005 and for the first quarter ended April 30, 2005 were required to be restated to account for the agreement and to adjust inventory and cost of goods sold. Further, management concluded that both of these errors resulted from material weaknesses in the Company's internal controls over financial reporting. Specifically, management has identified deficiencies in the design of the Company's process surrounding disclosure controls and in the operating effectiveness of inventory accounting controls.

To address these material weaknesses and to mitigate these issues, management has instituted more formalized processes for all members of senior management and outside counsel to review all material agreements and filings with the SEC prior to their release. Material agreements will be accumulated at their corporate offices for review and evaluation. In addition, Management has also enhanced the quality of their accounting expertise at the VLI subsidiary and have begun to incorporate a more thorough and comprehensive review and monitoring.

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

During the twelve months ended January 31, 2005, the Company recorded an accrual for a loss related to this matter of $260,000 for estimated payments and legal expenses related to WFC's claim that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at July 31, 2005 that may result from this matter for which the Company has recorded an accrual is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company held its annual meeting of stockholders in New York, New York on June 23, 2005. The following sets forth matters submitted to a vote of the stockholders at the annual meeting.

      a) Seven members were elected to the Board of Directors, each to serve until the next annual meeting of the Company and until their respective successors have been elected and qualified. The following seven individuals were elected to the Board of Directors by the holders of common stock of the Company:

            Rainer H. Bosselmann, DeSoto Jordan, Jr., Daniel A. Levinson, W. G. Champion Mitchell, T. Kent Pugmire, James W. Quinn, and Peter L. Winslow.

            Messrs. Bosselmann, Jordan, Levinson, Mitchell, Quinn, and Winslow were elected by a vote of 2,493,444 shares with 1,888 votes withheld. Mr. Pugmire was elected by a vote of 2,493,547 shares with 1,785 votes withheld.

      b) The stockholders ratified the appointment of Ernst & Young to audit the financial statements of the Company and its subsidiaries for the year ended January 31, 2006, by a vote of 2,495,108 shares of common stock voting for, with 66 shares of common stock voting against, and 158 shares of common stock abstaining.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

     a) Exhibits:

        Exhibit No.              Title
        -----------              -----

        Exhibit: 31.1  Certification of Chief Executive Officer,  pursuant to
                        Rule 13a-14(c) under the Securities Exchange Act of 1934 Exhibit:31.2 Certification of Chief Financial Officer, pursuant to
                       Rule 13a-14(c) under the Securities Exchange Act of 1934 Exhibit:32.1 Certification of Chief Executive Officer, pursuant to
                       18 U.S.C. Section 1350
        Exhibit:32.2  Certification of Chief Financial Officer,  pursuant to
                       18 U.S.C. Section 1350

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

                                 ARGAN, INC.

December 2 , 2005        By:   /s/  Rainer Bosselmann
                               -------------------------------------------------
                               Rainer Bosselmann
                               Chairman of the Board and Chief Executive Officer

December 2 , 2005        By:   /s/  Arthur F. Trudel
                               -------------------------------------------------
                               Arthur F. Trudel
                               Chief Financial Officer