Form 10QSB
period 2005-10-31
ARGAN INC
filed 2005-12-14
CIK 100591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended October 31, 2005 Commission File Number 001-31756
----------------------------------------------- --------------------------------


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



            Common Stock                           3,814,008 Shares outstanding
    Common Stock, $.15 Par Value                     as of December 12, 2005
--------------------------------------------------------------------------------




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

Condensed Consolidated Balance Sheets - October 31, 2005 and January 31, 2005......................................3

Condensed Consolidated Statements of Operations for the Three Months and Nine Months
             Ended October 31, 2005 and 2004.......................................................................4

Condensed Consolidated Statements of Cash Flows for the Nine Months
            Ended October 31, 2005 and 2004........................................................................5

Notes to Condensed Consolidated Financial Statements...............................................................6

Item 2. Management's Discussion and Analysis or Plan of Operation..................................................17

Item 3. Controls and Procedures....................................................................................33

PART II.  OTHER INFORMATION........................................................................................34

Item 1.  Legal Proceedings.........................................................................................34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds...............................................34

Item 3.  Defaults Upon Senior Securities...........................................................................34

Item 4.  Submission of Matters to a Vote of Security Holders.......................................................34

Item 5.  Other Information.........................................................................................35

Item 6.  Exhibits..................................................................................................35

SIGNATURES.........................................................................................................36


================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                                                    ARGAN, INC.
                                                       Condensed Consolidated Balance Sheets

                                                                       October 31, 2005    January 31, 2005
                                                                       ================    ================
ASSETS                                                                    (Unaudited)          Restated
CURRENT ASSETS:
    Cash and cash equivalents                                          $         27,000    $        167,000
    Accounts receivable, net of allowance for doubtful accounts of
         $88,000 at  10/31/2005 and $85,000 at 1/31/2005                      3,529,000           2,951,000
    Receivable from affiliated entity, net of allowance for doubtful
         accounts of $0 at 10/31/2005 and $84,000 at 1/31/2005                  175,000             112,000
    Escrowed cash                                                               300,000             604,000
    Estimated earnings in excess of billings                                    348,000             323,000
    Inventories, net of reserves of $84,000 at 10/31/2005 and
            $62,000 at 1/31/2005                                              2,639,000           3,465,000
    Prepaid expenses and other current assets                                   485,000             622,000
                                                                       ----------------    ----------------
TOTAL CURRENT ASSETS                                                          7,503,000           8,244,000
                                                                       ----------------    ----------------

Property and equipment, net of accumulated depreciation of
       $1,186,000 at 10/31/2005 and $679,000 at 1/31/2005                     3,341,000           2,703,000
Issuance cost for subordinated debt                                             375,000             501,000
Other assets                                                                     36,000              35,000
Contractual customer relationships, net                                         487,000             564,000
Trade name                                                                      224,000             224,000
Proprietary formulas, net                                                     1,528,000           2,153,000
Non-contractual customer relationships, net                                   1,533,000           1,833,000
Non-compete agreement, net                                                    1,380,000           1,650,000
Goodwill                                                                     13,315,000           7,350,000
                                                                       ----------------    ----------------
TOTAL ASSETS                                                           $     29,722,000    $     25,257,000
                                                                       ================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                   $      2,446,000    $      1,803,000
    Due to affiliates                                                           112,000              47,000
    Accrued expenses                                                          1,132,000           1,187,000
    Liability for derivative financial instruments                                   --           1,254,000
    Deferred income tax liability                                                74,000             144,000
    Line of credit                                                            1,378,000           1,659,000
    Current portion of long-term debt                                           418,000             662,000
    Subordinated debt due to former owner of
       Vitarich Laboratories, Inc.                                            3,292,000                  --
                                                                       ----------------    ----------------
TOTAL CURRENT LIABILITIES                                                     8,852,000           6,756,000
                                                                       ----------------    ----------------
Deferred income tax liability                                                 2,159,000           2,520,000
Deferred rent                                                                    10,000                  --
Long-term debt                                                                  202,000             481,000
Long-term debt due to former owner of Vitarich Laboratories, Inc.               422,000
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share -
              500,000 shares authorized- issued - none                               --                  --
   Common stock, par value $.15 per share -
       12,000,000 shares authorized -3,740,596 and 2,762,078 shares issued at 10/31/2005 and 1/31/2005 and 3,737,363 and
       2,758,845 shares outstanding at 10/31/2005 and 1/31/2005                 560,000             414,000
   Warrants outstanding                                                         849,000             849,000
   Additional paid-in capital                                                24,926,000          19,800,000
   Accumulated deficit                                                       (8,225,000)         (5,530,000)
   Treasury stock at cost: 3,233 shares at  10/31/2005 and 1/31/2005            (33,000)            (33,000)
                                                                       ----------------    ----------------
TOTAL STOCKHOLDERS' EQUITY                                                   18,077,000          15,500,000
                                                                       ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $     29,722,000    $     25,257,000
                                                                       ================    ================

                             See Accompanying Notes

                                                                ARGAN, INC.
                                              Condensed Consolidated Statements of Operations
                                                                (Unaudited)

                                                       Three months ended October 31    Nine months ended October 31
                                                            2005            2004            2005            2004
                                                        ============    ============    ============    ============
Net sales                                               $  7,133,000    $  4,850,000    $ 21,141,000    $  8,485,000
Cost of sales                                              5,431,000       3,483,000      16,211,000       6,698,000
                                                        ------------    ------------    ------------    ------------
     Gross profit                                          1,702,000       1,367,000       4,930,000       1,787,000

Selling, general and administrative expenses
                                                           1,847,000       1,513,000       5,721,000       2,991,000
Impairment loss                                                   --              --              --       1,942,000
                                                        ------------    ------------    ------------    ------------
    Loss from operations                                    (145,000)       (146,000)       (791,000)     (3,146,000)
Interest expense                                             205,000          34,000         364,000          64,000
Other expense (income), net                                    1,000          (8,000)      1,926,000         (63,000)
                                                        ------------    ------------    ------------    ------------
Loss before income taxes                                    (351,000)       (172,000)     (3,081,000)     (3,147,000)
Income tax benefit                                            64,000          29,000         386,000         893,000
                                                        ------------    ------------    ------------    ------------
Net loss                                                $   (287,000)   $   (143,000)   $ (2,695,000)   $ (2,254,000)
                                                        ============    ============    ============    ============

Basic and diluted loss per share:                       $      (0.08)   $      (0.06)   $      (0.81)   $      (1.13)
                                                        ============    ============    ============    ============
Weighted average number of shares outstanding - basic
and diluted                                                3,814,000       2,354,000       3,314,000       1,987,000
                                                        ============    ============    ============    ============

                             See Accompanying Notes


                                                                ARGAN, INC.
                                              Condensed Consolidated Statements of Cash Flows
                                                                (Unaudited)


                                                                                  Nine Months Ended
                                                                                      October 31,
                                                                                2005             2004
                                                                             ============    ============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $ (2,695,000)   $ (2,254,000)
Adjustments to reconcile net loss to net cash provided by (used in)
           operating activities:
      Depreciation and amortization                                               721,000         349,000
      Amortization of purchase intangibles                                      1,272,000         406,000
      Impairment loss on goodwill and intangibles                                      --       1,942,000
      Deferred income taxes                                                      (430,000)       (934,000)
      Non-cash loss on liability for derivative financial instruments           1,930,000              --
      Gain on sale of property and equipment                                      (33,000)         (4,000)
Changes in operating assets and liabilities:
     Accounts receivable, net                                                    (578,000)       (219,000)
     Receivable from affiliated entity, net                                       (63,000)        (15,000)
     Escrowed cash                                                                304,000              --
     Estimated earnings in excess of billings                                     (25,000)        208,000
     Inventories, net                                                           1,090,000         (31,000)
     Prepaid expenses and other current assets                                    110,000        (230,000)
     Accounts payable and accrued expenses                                        298,000      (1,445,000)
     Billings in excess of estimated earnings                                          --          32,000
     Due to affiliates                                                             65,000         (38,000)
     Other                                                                          9,000         (14,000)
                                                                             ------------    ------------
          Net cash provided by (used in) operating activities                   1,975,000      (2,247,000)
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of Vitarich Laboratories, Inc.                                     (426,000)     (6,650,000)
     Purchase of investments                                                           --      (9,000,000)
     Redemptions of investments                                                        --      12,000,000
     Purchases of property and equipment                                         (955,000)       (123,000)
     Proceeds on sale of property and equipment                                    70,000          11,000
                                                                             ------------    ------------
          Net cash used in investing activities                                (1,311,000)     (3,762,000)
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercised stock options                                             --          11,000
     Proceeds from line of credit                                               2,500,000       2,569,000
     Proceeds from long-term debt                                                   8,000              --
     Principal payments on long-term debt                                        (531,000)     (1,091,000)
     Principal payments on line of credit                                      (2,781,000)             --
     Payment to former stockholder on loan to Vitarich Laboratories, Inc.              --        (507,000)
                                                                             ------------    ------------
          Net cash (used in) provided by financing activities                    (804,000)        982,000
                                                                             ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (140,000)     (5,027,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  167,000       5,212,000
                                                                             ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $     27,000    $    185,000
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

The Company operates in two reportable segments. (See Note 9)

MANAGEMENT'S PLANS, LIQUIDITY AND BUSINESS RISKS

As of October 31, 2005, the Company had an accumulated deficit of $8.2 million. At October 31, 2005, the Company had $2.5 million available under its revolving line of credit with the Bank of America, N.A. (the Bank). The Company operates in two distinct markets. The market for nutritional products is highly competitive and the telecom and infrastructure services industry is fragmented and also very competitive. The successful execution of the Company's business plan is dependent upon the Company's ability to continue integrating acquired businesses and acquired assets into its operations, its ability to increase and retain its customers, the ability to maintain compliance with significant government regulation, the ability to attract and retain key employees as well as the Company's ability to manage its growth and expansion, among other factors.

On January 28, 2005, the Company raised approximately $1 million through the issuance of 129,032 shares of common stock to an Investor. Such proceeds were used by the Company to pay down certain of its existing obligations. Pursuant to the Agreement, the Company agreed to issue additional shares of common stock to the Investor upon the earlier of (i) the Company's issuance of additional shares of common stock having an aggregate purchase price of at least $2.5 million at a price per share less than $7.75, or (ii) July 31, 2005. (See Notes 5 and 7).

The Company also entered into an agreement with the former owner of VLI, Kevin
J. Thomas (Thomas) to delay the timing of the payment of contingent cash consideration to the earlier of August 1, 2006 or the Company's issuance of additional equity having an aggregate purchase price of more than $1 million. Thomas would be paid the remaining contingent consideration up to the excess over the $1 million provided that such payment would not put the Company in default of its current financing arrangement with the Bank. (See Note 6)

On April 8, 2005, the Company renewed its line of credit with the Bank, extending the maturity date to May 31, 2006. The maximum availability under the line of credit was increased to $4.25 million and the Bank released $304,000 in cash to the Company which it was holding in escrow as collateral. (See Note 6)

At July 31, 2005, the Company failed to comply with certain financial covenants under its borrowing arrangements with the Bank. The Bank waived the failure for the measurement period ended July 31, 2005. (See Note 6) The Company was in compliance with the aforementioned financial covenants at October 31, 2005.

During the nine months ended October 31, 2005, the Company had positive cash flows from operations of $1,975,000. Management believes that capital resources available under its renewed line of credit combined with cash generated from the Company's operations is adequate to meet the Company's future operating cash needs. Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet does not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

BASIS OF PRESENTATION

The condensed consolidated balance sheet as of October 31, 2005 and the condensed consolidated statements of operations for the three and nine months ended October 31, 2005 and 2004 and cash flows for the nine months ended October 31, 2005 and 2004, respectively, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2005 and the results of its operations and its cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

The restatements relate to the Company's amendment of its accounting for an investment made by MSR I SBIC, L.P. ("MSR") on January 28, 2005 ("Investment"), for the value of shares issued in the acquisition of VLI, and for an agreement entered into with Thomas on January 28, 2005 with respect to a debt subordination and related concessions ("Concessions") given to Thomas in connection with consummating the agreement. The Company also restated inventory and cost of goods sold for the quarter ended April 30, 2005 related to an error in inventory valuation accounting.

The impact of the restatements are detailed in the Company's Form 10-KSB/A in
Note 2 and in Form 10-QSB/A in Note 2 both filed with the Securities and Exchange Commission on December 2, 2005. Refer to accompanying Notes 4 and 5 for a description of the aforementioned transactions with MSR and Thomas which resulted in the restatements.

NOTE 3 -  SIGNIFICANT ACCOUNTING POLICIES

Property and Equipment - The Company recorded net gains of $33,000 and $55,000 on disposal of equipment which resulted in a decrease in selling, general and administrative expenses during the nine months and three months ended October 31, 2005.

Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration, and other factors in evaluating net realizable value. Inventories at October 31, 2005 consist of the following:

                  Raw materials                            $  2,245,000

                  Work-in process                               131,000

                  Finished goods                                263,000
                                                           ------------

                                                           $  2,639,000
                                                           ============

Earnings Per Share - (Loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Outstanding stock options and warrants were not included in the weighted average number of shares outstanding during the three and nine months ended October 31, 2005 and 2004 due to the Company's net loss and because the market price of the Company's stock was significantly below the respective exercise prices for the stock options and warrants.

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

Shipping Fees and Costs - The Company accounts for shipping fees and costs in accordance with Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Amounts billed to customers in sales transactions related to shipping recorded associated in net sales were $116,000 and $47,000 for the nine and three months ended October 31, 2005 and $25,000 for the nine and three months ended October 31, 2004. Costs associated with shipping goods to customers which aggregate $116,000 and $39,000 are accounted for as part of selling expenses for the nine and three months ended October 31, 2005 and $24,000 for nine and three months ended October 31, 2004.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified for comparability with the presentation in the current year financial statements.

The Pro Forma disclosures required by Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation" are reflected below:

                              Pro Forma Disclosures
                     For the three months ended October 31,

                                                                2005            2004
                                                            ============    ============
Net loss, as reported                                       $   (287,000)   $   (143,000)
Add:    Stock based compensation recorded
        in the financial statements                                   --              --
Deduct: Total stock-based employee compensation
        expense determined under fair value based methods         12,000           5,000
                                                            ------------    ------------
Pro forma net loss                                          $   (299,000)   $   (148,000)
                                                            ============    ============
Basic and diluted per share:
Basic and diluted - as reported                             $      (0.08)   $      (0.06)
                                                            ============    ============
Basic and diluted - pro forma                               $      (0.08)   $      (0.06)
                                                            ============    ============


                              Pro Forma Disclosures
                      For the nine months ended October 31,

                                                                2005            2004
                                                            ============    ============
Net loss, as reported                                       $ (2,695,000)   $ (2,254,000)
Add:    Stock based compensation recorded
        in the financial statements                                   --              --
Deduct: Total stock-based employee compensation
        expense determined under fair value based methods         38,000          25,000
                                                            ------------    ------------
Pro forma net loss                                          $ (2,733,000)   $ (2,279,000)
                                                            ============    ============
Basic and diluted per share:
Basic and diluted - as reported                             $      (0.81)   $      (1.13)
                                                            ============    ============
Basic and diluted - pro forma                               $      (0.82)   $      (1.15)
                                                            ============    ============


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

In November 2005, the Financial Accounting Standards Board issued FASB Statement No. 151 "Inventory Costs - an amendment of ARB No. 43, Chapter 4 (SFAS 151)." This Statement amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges..." This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt SFAS No. 151 on February 1, 2006. The Company has not determined the impact of adopting the new standard and is continuing its analysis of the impact.

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

The purchase price was approximately $6.7 million in cash, including expenses, and 825,000 shares of the Company's common stock with fair value of $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. The Company also assumed approximately $1.6 million in debt. The merger agreement contained provisions for the payment of additional consideration ("Additional Consideration") by the Company to the former VLI shareholder to be satisfied in the Company's common stock and cash if certain Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) thresholds for the twelve months ended February 28, 2005 were met.

The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On July 5, 2005, the Company and Thomas entered into an agreement (Earn Back Agreement) concerning the calculation of Additional Consideration due Thomas. In the Earn Back Agreement, the Company agreed to pay Thomas $594,000 in a subordinated note and 77,000 shares of common stock with a fair value of $5.50 per share utilizing the quoted market price on July 5, 2005. The $1,015,000 of Additional Consideration has been recorded by the Company as additional purchase consideration and an increase in goodwill. The amount of Additional Consideration due in shares of the Company's common stock aggregating 77,000 shares with a fair value of approximately $422,000 is reflected as long-term debt due to former owner of Vitarich Laboratories, Inc. In addition, if certain inventory considered to be an overstock for purchase accounting at the time of the acquisition was reduced to normal levels of usage by November 30, 2005, Thomas would be paid an additional $264,000, one-half in a subordinated note and one-half in common stock. The Company has not accrued any additional amount due Thomas at October 31, 2005.

On January 31, 2005, the Company entered into a debt subordination agreement with Thomas, the former owner of VLI, SMC and the Bank, to reconstitute the cash portion of the Additional Consideration as subordinated debt payable on August 1, 2006 unless such payment would put the Company in default of its financing arrangements with the Bank. The subordinated note carries an interest rate of 10% with interest paid in arrears on October 1, 2005, January 1, 2006, April 1, 2006, July 1, 2006 and at maturity on August 1, 2006. During the nine and three months ended October 31, 2005, the Company incurred $92,000 and $68,000 in interest expense for the subordinated debt.

On January 28, 2005, the Company entered into a letter agreement ("Letter Agreement") with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a debt subordination agreement reconstituting such additional cash consideration as subordinated debt. Pursuant to the Letter Agreement, the Company agreed to issue additional shares of common stock to Thomas upon the earlier of (i) Company's issuance of additional shares of our common stock at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Thomas divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005, or (ii) if the Company did not issue additional shares, the Company would issue additional shares to Thomas at the average closing price of Argan's common stock for the thirty days ended July 31, 2005 if the price was less than $7.75 per share less any shares already issued. The concessions given to Thomas pursuant to the Letter Agreement whereby the Company agreed that should it not issue additional shares for consideration, it would issue additional shares to Thomas at a price determined by reference to the Company's prevailing thirty-day average stock price were accounted for as a derivative financial instrument. The Company recorded a liability for derivative financial instrument of $1,115,000, deferred loan issuance cost for subordinated debt of $501,000 and compensation expense to Kevin Thomas of $614,000 at January 31, 2005. The liability for derivative financial instrument was subject to adjustment for changes in fair value subsequent to its issuance. The Company recorded a loss of $1,587,000 in other expense, net and net loss for the subsequent changes in fair value. The liability for derivative financial instruments aggregating $2,702,000 was settled in a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

The Company's accounting for the acquisition of VLI and the estimate of the Additional Consideration uses the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets identified by the Company include $12,375,000, $2,500,000, $2,000,000 and $1,800,000, respectfully, allocated to goodwill, Proprietary Formulas (PF), Non-Contractual Customer Relationships
(NCR) and a Non-Compete Agreement (NCA). The Company is amortizing PF over three years and NCR and NCA over five years. Accumulated amortization is $972,000, $467,000 and $420,000 at October 31, 2005 for PF, NCR and NCA, respectively.

At the date of acquisition, the Company identified a preacquisition contingency with respect to approximately $264,000 for certain inventory items and reduced VLI's valuation by that amount. The Company has been monitoring the sales level of the specific inventory items during the allocation period (since the date of acquisition). Based on the additional sales performance information regarding this inventory, the Company reversed the preacquisition contingency and recorded a decrease to Goodwill and an increase in Inventory of $264,000 during the three months ended July 31, 2005.

The following unaudited pro forma statement of operations of the Company for the three and nine months ended October 31, 2004 does not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition had occurred on February 1, 2004, or that may be obtained in the future. VLI previously reported its results of operations using a calendar year-end. No material events occurred subsequent to this reporting period that would require adjustment to our unaudited pro forma statement of operations. The number of shares outstanding used in calculating pro forma earnings per share assume that the shares issued in connection with the acquisition of VLI were outstanding since February 1, 2004.

                                     Three Months Ended  Nine Months Ended
                                      October 31, 2004    October 31, 2004
                                      ----------------    ----------------
Pro Forma Statement of Operations
Net sales                             $      6,202,000    $     18,098,000
Cost of sales                                4,450,000          13,678,000
                                      ----------------    ----------------
Gross profit                                 1,752,000           4,420,000
Selling, general and
  administrative expenses                    1,716,000           4,938,000
Impairment loss                                     --           1,942,000
                                      ----------------    ----------------
    Income (Loss) from operations               36,000          (2,460,000)
     Other expense, net                        (48,000)            (50,000)
                                      ----------------    ----------------
Loss before income tax benefit                 (12,000)         (2,510,000)
Income tax benefit                               5,000             714,000
                                      ----------------    ----------------
Net loss                              $         (7,000)   $     (1,796,000)
                                      ================    ================
Loss per share                                      --    $          (0.50)
                                      ================    ================
Weighted average shares outstanding          3,588,000           3,588,000
                                      ================    ================

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

The provision in the agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance was accounted for as a liability for derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment loss of $343,000 was recorded during the nine months ended October 31, 2005 and included in other expense net and net loss. The liability aggregating $482,000 was settled in a non-cash transaction by the issuance of 95,321 shares of the Company's common stock on August 13, 2005.

The Company retained Investor under a consulting arrangement to assist in identifying and meeting potential equity investors. Under this consulting arrangement, the Company paid the Investor $100,000 during the nine months ended October 31, 2005.

The Company leases administrative, manufacturing and warehouse facilities from individuals who are officers of SMC and VLI. The total expense under these arrangements were $75,000 and $222,000 for the three and nine months ended October 31, 2005 and $40,000 and $79,000 for the three and nine months ended October 31, 2004.

The Company also entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to the Company and the Company committed to purchase on an as-needed basis, certain organic products. VLI made $68,000 and $146,000, respectively, in purchases under the supply agreement during the three and nine months ended October 31, 2005. No purchases were made by the Company during the three and nine months ended October 31, 2004.

At October 31, 2005, the Company has accrued $112,000 for reimbursement to Thomas for certain leasehold improvements which he constructed in the building that the Company leases from Thomas.

The Company also sells its products in the normal course of business to an entity in which the former owner of VLI has an ownership interest. The pricing on such transactions is consistent with VLI's general customer pricing for nonaffiliated entities. VLI had approximately $129,000 and $430,000 and $130,000 and $130,000, respectively, in sales with this entity for the three and nine months ended October 31, 2005 and 2004. At October 31, 2005, the affiliated entity owed $175,000 to VLI, net of an allowance for doubtful accounts of zero which the Company had reduced from $120,000 during the three months ended October 31, 2005 due to collections of aged receivables.

NOTE 6 - DEBT

In April 2005, the Company agreed to amend the existing financing arrangements with the Bank. Under this arrangement, the Company has a revolving line of credit of $4.25 million and a term loan with an original balance of $1.2 million. The April 2005 amendment extended the expiration of the revolving line of credit to May 31, 2006. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three year term note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three year term note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of October 31, 2005, the Company had $300,000 outstanding under the term note and $1,378,000 outstanding under the revolving line of credit with $2.5 million of additional availability.

The financing arrangements amended on April 8, 2005 provide for the measurement at Argan's fiscal year end and at each of Argan's fiscal quarter ends of certain financial covenants including requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not exceed 2.5 to 1 and requiring a pro forma fixed charge coverage ratio of not less than 1.25 to 1. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. In conjunction with the amendment, the Bank released to the Company $304,000, which it was holding in escrow as collateral.

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. The Company was in compliance with the aforementioned financial covenants at October 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as, valuation gains and losses, compensation expense and non-cash deferred loan issuance cost amortization.

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

The provision in the agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. During the nine months ended October 31, 2005, the Company recorded a fair value adjustment loss of $343,000 which is recorded in other expense and net loss. The liability aggregating $482,000 was settled in a non-cash transaction by the issuance of 95,321 shares of the Company's common stock on August 13, 2005.

NOTE 8 - INCOME TAXES

The Company had an effective income tax benefit rate of 18% and 13% for the three and nine months ended October 31, 2005. The effective income tax benefit rate changed during the three months ended October 31, 2005 resulting in an increase in income tax benefit of $25,000. During the nine months ended October 31, 2005, the Company recorded the $1,930,000 valuation loss for the liability for derivative financial instruments as other expense which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced our income tax benefit rate from 38% to 13% for the nine months ended October 31, 2005. The Company had an effective tax benefit rate of 17% and 28%, respectively, for the three and nine months ended October 31, 2004. During the nine months ended October 31, 2004, the Company recorded a $740,000 impairment of goodwill which is treated as a permanent difference for tax reporting purposes. This permanent difference reduced our effective income tax benefit rate from 38% to 28% for the nine months ended October 31, 2004.

NOTE 9 - SEGMENT REPORTING

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

The Company's operating segments are organized in separate business units with different management, customers, technology and services. The respective segments account for the respective businesses using the accounting policies in
Note 3 to the Company's Form 10-KSB/A and Note 3 in this filing. Summarized financial information concerning the Company's operating segments is shown in the following tables:

                                                          For the Nine Months
                                                        Ended October 31, 2005

                                                           Telecom
                                       Nutraceutical    Infrastructure
                                         Products           Services          Other          Consolidated
                                      --------------    --------------    --------------    --------------
Net sales                             $   13,337,000    $    7,804,000    $           --    $   21,141,000
Cost of sales                             10,111,000         6,100,000                --        16,211,000
                                      --------------    --------------    --------------    --------------
     Gross profit                          3,226,000         1,704,000                --         4,930,000

Selling, general and administrative
   expenses                                3,341,000         1,128,000         1,252,000         5,721,000
                                      --------------    --------------    --------------    --------------
(Loss) income from operations               (115,000)          576,000        (1,252,000)         (791,000)
Interest expense                             238,000            43,000            83,000           364,000
 Other (income) expense, net                      --            (2,000)        1,928,000         1,926,000
                                      --------------    --------------    --------------    --------------

(Loss) income before income taxes     ($     353,000)   $      535,000    $   (3,263,000)       (3,081,000)
                                      ==============    ==============    ==============    --------------

Income tax benefit                                                                                 386,000
                                                                                            --------------

Net loss                                                                                    $   (2,695,000)
                                                                                            ==============
Depreciation and amortization         $      267,000    $      300,000    $      154,000    $      721,000
                                      ==============    ==============    ==============    ==============
Amortization of intangibles           $    1,194,000    $       78,000                --    $    1,272,000
                                      ==============    ==============    ==============    ==============
Goodwill                              $   12,375,000    $      940,000                --    $   13,315,000
                                      ==============    ==============    ==============    ==============
Total Assets                          $   21,314,000    $    5,281,000    $    3,127,000    $   29,722,000
                                      ==============    ==============    ==============    ==============

                                                        For the Nine Months
                                                       Ended October 31, 2004

                                                        Telecom
                                    Nutraceutical(1) Infrastructure
                                        Products        Services         Other        Consolidated
                                      ------------    ------------    ------------    ------------
Net sales                             $  2,767,000    $  5,718,000    $         --    $  8,485,000
Cost of sales                            1,825,000       4,873,000              --       6,698,000
                                      ------------    ------------    ------------    ------------
     Gross profit                          942,000         845,000              --       1,787,000

Selling, general and administrative
   expenses                                580,000       1,279,000       1,132,000       2,991,000
Impairment loss                                 --       1,942,000              --       1,942,000
                                      ------------    ------------    ------------    ------------
Income (loss) from operations              362,000      (2,376,000)     (1,132,000)     (3,146,000)
Interest expense                            25,000          36,000           3,000          64,000
 Other income                                   --           5,000          58,000          63,000
                                      ------------    ------------    ------------    ------------

Income (loss) before income
     taxes                            $    337,000    $ (2,407,000)   $ (1,077,000)     (3,147,000)
                                      ============    ============    ============    ------------

Income tax benefit                                                                         893,000
                                                                                      ------------

Net loss                                                                              $ (2,254,000)
                                                                                      ============

Depreciation and amortization         $     40,000    $    287,000    $     22,000    $    349,000
                                      ============    ============    ============    ============
Amortization of intangibles           $    266,000    $    140,000              --    $    406,000
                                      ============    ============    ============    ============
Goodwill                              $  6,441,000    $    940,000              --    $  7,381,000
                                      ============    ============    ============    ============
Total Assets                          $ 19,174,000    $  5,361,000    $    799,000    $ 25,334,000
                                      ============    ============    ============    ============

(1) Operating results of VLI are included since date of acquisition, August 31, 2004.

                                                        For the Three Months
                                                       Ended October 31, 2005

                                                        Telecom
                                     Nutraceutical  Infrastructure
                                        Products        Services        Other        Consolidated
                                      ------------    ------------   ------------    ------------
Net sales                             $  4,085,000    $  3,048,000   $         --    $  7,133,000
Cost of sales                            3,146,000       2,285,000             --       5,431,000
                                      ------------    ------------   ------------    ------------
     Gross profit                          939,000         763,000             --       1,702,000

Selling, general and administrative
   expenses                              1,062,000         382,000        403,000       1,847,000
                                      ------------    ------------   ------------    ------------
(Loss) income from operations             (123,000)        381,000       (403,000)       (145,000)
Interest expense                           106,000          19,000         80,000         205,000
 Other expense, net                          1,000              --             --           1,000
                                      ------------    ------------   ------------    ------------

(Loss) income before income taxes     $   (230,000)   $    362,000   $   (483,000)       (351,000)
                                      ============    ============   ============    ------------

Income tax benefit                                                                         64,000
                                                                                     ------------

Net loss                                                                             $   (287,000)
                                                                                     ============
Depreciation and amortization         $    101,000    $    102,000   $     96,000    $    299,000
                                      ============    ============   ============    ============
Amortization of intangibles           $    398,000    $     26,000             --    $    424,000
                                      ============    ============   ============    ============
Goodwill                              $ 12,375,000    $    940,000             --    $ 13,315,000
                                      ============    ============   ============    ============
Total Assets                          $ 21,314,000    $  5,281,000   $  3,127,000    $ 29,722,000
                                      ============    ============   ============    ============

                                                        For the Three Months
                                                       Ended October 31, 2004


                                                        Telecom
                                    Nutraceutical(1) Infrastructure
                                        Products        Services         Other        Consolidated
                                      ------------    ------------    ------------    ------------
Net sales                             $  2,767,000    $  2,083,000    $         --    $  4,850,000
Cost of sales                            1,825,000       1,658,000              --       3,483,000
                                      ------------    ------------    ------------    ------------
     Gross profit                          942,000         425,000              --       1,367,000

Selling, general and administrative
      expenses                             580,000         452,000         481,000       1,513,000
Impairment loss                                 --              --              --              --
                                      ------------    ------------    ------------    ------------

Income (loss) from operations              362,000         (27,000)       (481,000)       (146,000)
Interest expense                            25,000           9,000              --          34,000
 Other income                                   --              --           8,000           8,000
                                                      ------------    ------------    ------------

Income (loss) before income taxes     $    337,000    $    (36,000)   $   (473,000)       (172,000)
                                      ============    ============    ============

Income tax benefit                                                                          29,000
                                                                                      ------------

Net loss                                                                              $   (143,000)
                                                                                      ============

Depreciation and amortization         $     40,000    $     96,000    $     13,000    $    149,000
                                      ============    ============    ============    ============
Amortization of intangibles           $    266,000    $     26,000              --    $    292,000
                                      ============    ============    ============    ============
Goodwill                              $  6,441,000    $    940,000              --    $  7,381,000
                                      ============    ============    ============    ============
Total Assets                          $ 19,174,000    $  5,361,000    $    799,000    $ 25,334,000
                                      ============    ============    ============    ============

(1) Operating results of VLI are included since date of acquisition, August 31, 2004.

NOTE 10 - CONTINGENCIES

On October 31, 2003, the Company completed the sale of Puroflow Incorporated (a wholly-owned subsidiary) to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is held in escrow to indemnify WFC from losses if a breach of the representations and warranties made by the Company in connection with that sale should occur. During the twelve months ended January 31, 2005, WFC notified the Company in writing, asserting that WFC believes that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party.

WFC filed a civil action against Argan, Inc. on March 22, 2005. The suit was initially filed in the Superior Court of the State of California for the County of Los Angeles. The complaint asserts seven claims against the Company: (1) breach of contract; (2) intentional misrepresentation; (3) concealment and non-disclosure; (4) negligent misrepresentation; (5) false promise; (6) negligence; and (7) declaratory disclosure as well as negligent misrepresentations against the Company's executive officers.

WFC alleges substantial damages. This action was removed to the United States District Court for the Central District of California. On June 30, 2005, WFC filed its Second Amended Complaint. The Company filed its Motion to Dismiss the Complaint on July 27, 2005. The District Court denied the Company's Motion to Dismiss on November 18, 2005. The Company will file its Answer and Special Defenses. The Company has reviewed WFC's complaint and believes that most claims are substantially without merit. The Company will vigorously contest WFC's claims.

During the twelve months ended January 31, 2005, the Company recorded an accrual related to this matter of $260,000 for estimated payments and legal fees related to WFC's claim that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability that may result from this matter for which the Company has recorded an accrual at October 31, 2005 is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.

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

The restatements relate to the Company's amendment of its accounting for an investment made by MSR I SBIC, L.P. ("MSR") on January 28, 2005 ("Investment"), for the value of shares issued in the acquisition of VLI, and for an agreement entered into with Thomas on January 28, 2005 with respect to a debt subordination and related concessions ("Concessions") given to Thomas in connection with consummating the agreement. The Company also restated inventory and cost of goods sold for the quarter ended April 30, 2005 related to an error in inventory valuation accounting.

The impact of the restatements are detailed in the Company's Form 10-KSB/A in
Note 2 and in Form 10-QSB/A in Note 2 both filed with the Securities and Exchange Commission on December 2, 2005. Refer to accompanying Notes 4 and 5 for a description of the aforementioned transactions with MSR and Thomas which resulted in the restatements.

RECENT EVENTS

Earn Back Agreement

On July 5, 2005, the Company and Thomas entered into an agreement (Earn Back Agreement) concerning the calculation of Additional Consideration due Thomas. In the Earn Back Agreement, the Company agreed to pay Thomas $594,000 in a subordinated note and 77,000 shares of common stock with a fair value of $5.50 per share utilizing the quoted market price on July 5, 2005. The $1,015,000 payment has been recorded by the Company as additional purchase consideration and an increase in goodwill. The amount of Additional Consideration due in shares of the Company's common stock aggregating 77,000 shares with a fair value of approximately $422,000 is reflected as long-term debt due to former owner of Vitarich Laboratories, Inc. In addition, if certain inventory considered to be an overstock for purchase accounting at the time of the acquisition was reduced to normal levels of usage, Thomas would be paid an additional $264,000 one-half in a subordinated note and one-half in common stock. The Company has not accrued any additional amount due Thomas at October 31, 2005.

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

The provision in the agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance have been accounted for as liability for derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment loss of $343,000 was recorded during the nine months ended October 31, 2005 and included in other expense, net and net loss. The liability aggregating $482,000 was settled in a non-cash transaction by the issuance of 95,321 shares of the Company's common stock on August 13, 2005.

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

On January 28, 2005, the Company entered into a letter agreement ("Letter Agreement") with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a debt subordination agreement reconstituting such additional cash consideration as subordinated debt. Pursuant to the Letter Agreement, the Company agreed to issue additional shares to Thomas upon the earlier of (i) Company's issuance of additional shares of common stock at a price per share less than $7.75; or (ii) if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's closing stock for the thirty days ended July 31, 2005, if the price were below $7.75 per share. The concessions given to Kevin Thomas pursuant to the Letter Agreement are being accounted for as a derivative financial instrument under EITF 00-19. The Company recorded a liability for a derivative financial instrument of $1,115,000, deferred loan commitment charge of $501,000 and compensation expense of $614,000 at January 31, 2005. The derivative financial instrument is subject to adjustment for changes in fair value subsequent to issuance. A fair value adjustment of $1,587,000 was recorded during the nine months ended October 31, 2005, and included in other expense and net loss. The liability aggregating $2,702,000 was settled in a non-cash transaction by issuance of 535,052 shares of the Company's common stock on September 1, 2005.

Amendment of Financing Arrangements

On April 8, 2005, the Company agreed to amend the existing financing arrangements with the Bank of America, N.A. ("the Bank") whereby the revolving line of credit was increased to $4.25 million in maximum availability, expiring May 31, 2006. The amended financing arrangements provides for the measurement of certain financial covenants at the end of Argan's fiscal quarters and year-end including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 and requiring a pro forma fixed charge coverage ratio of not less than 1.25 to 1. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. The Bank has released to the Company $304,000 which it was holding in escrow as collateral.

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. The Company was in compliance with the aforementioned financial covenants at October 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as, valuation gains and losses, compensation expense which are settled with the non-cash issuance of the Company's common stock and non-cash deferred loan issuance cost amortization.

Western Filter Corporation Litigation

On October 31, 2003, the Company completed the sale of Puroflow Incorporated (a wholly-owned subsidiary) to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is held in escrow to indemnify WFC from losses if a breach of the representations and warranties made by the Company in connection with that sale should occur. During the twelve months ended January 31, 2005, WFC notified the Company in writing, asserting that WFC believes that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party.

WFC filed a civil action against Argan, Inc. on March 22, 2005. The suit was initially filed in the Superior Court of the State of California for the County of Los Angeles. The complaint asserts seven claims against the Company: (1) breach of contract; (2) intentional misrepresentation; (3) concealment and non-disclosure; (4) negligent misrepresentation; (5) false promise; (6) negligence; and (7) declaratory disclosure as well as negligent misrepresentations against the Company's executive officers.

WFC alleges substantial damages. This action was removed to the United States District Court for the Central District of California. On June 30, 2005, WFC filed its Second Amended Complaint. The Company filed its Motion to Dismiss the Complaint on July 27, 2005. The District Court denied the Company's Motion to Dismiss on November 18, 2005. The Company will file its Answer and Special Defenses. The Company has reviewed WFC's complaint and believes that most claims are substantially without merit. The Company will vigorously contest WFC's claims.

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

We are a holding company with no operations other than our investments in VLI and SMC. At October 31, 2005, there were no restrictions with respect to dividends or other payments from VLI and SMC to the Company.

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

Revenue Recognition

Vitarich Laboratories, Inc.

We manufacture products for our customers based on their orders. We typically ship the orders immediately after production keeping relatively little on-hand as finished goods inventory. We recognize customer sales at the time title and the risks and rewards of ownership pass to our customer which is generally when orders are shipped. Cost of goods and finished goods inventory sold include materials and direct labor as well as other direct costs combine with allocations of indirect operational costs.

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

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. Estimated earnings in excess of billings totaled $348,000 at October 31, 2005.

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

Shipping Fees and Costs

The Company accounts for shipping fees and costs in accordance with Emerging Issues Task Force Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs." Amounts billed to customers in sales transactions related to shipping recorded in net sales were $116,000 and $47,000 for the nine and three months ended October 31, 2005 and $25,000 for the nine and three months ended October 31, 2004. Costs associated with shipping goods to customers which aggregate $116,000 and $39,000 are accounted for as part of selling expenses for the nine and three months ended October 31, 2005 and $24,000 for the nine and three months ended October 31, 2004.

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

At October 31, 2005, we have cumulatively recorded a net operating loss carry forward aggregating $254,000 which expires in 2024 and 2025.

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

The estimated purchase price was approximately $6.7 million in cash, including expenses, and 825,000 shares of the Company's common stock with fair value of $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. The Company also assumed approximately $1.6 million in debt. The merger agreement contained provisions for the payment of additional consideration ("Additional Consideration") by the Company to the former VLI shareholder to be satisfied in the Company's common stock and cash if certain Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) thresholds for the twelve months ended February 28, 2005 were met.

The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair estimated value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On July 5, 2005, the Company and Thomas entered into an agreement (Earn Back Agreement) concerning the calculation of Additional Consideration due Thomas. In the Earn Back Agreement, the Company agreed to pay Thomas $594,000 in a subordinated note and 77,000 shares of common stock with a fair value of $5.50 per share utilizing the quoted market price on July 5, 2005. The $1,015,000 of Additional Consideration has been recorded by the Company as additional purchase consideration and an increase in goodwill. The amount of Additional Consideration due in shares of the Company's common stock aggregating 77,000 shares with a fair value of approximately $422,000 is reflected as long-term debt due to former owner of Vitarich Laboratories, Inc. In addition, if certain inventory considered to be an overstock for purchase accounting at the time of the acquisition was reduced to normal levels of usage, Thomas would be paid an additional $264,000, one-half in a subordinated note and one-half in common stock. The Company has not accrued any additional amount due Thomas at October 31, 2005.

On January 31, 2005, the Company entered into a debt subordination agreement with Thomas, the former owner of VLI, SMC and the Bank, to reconstitute the cash portion of the Additional Consideration as subordinated debt payable on August 1, 2006 unless such payment would put the Company in default of its financing arrangements with the Bank. The subordinated note carries an interest rate of 10% with interest paid in arrears on October 1, 2005, January 1,2006, April 1, 2006, July 1,2006 and at maturity on August 1, 2006. During the nine and three months ended October 31, 2005, the Company incurred $92,000 and $68,000 in interest expense for the subordinated debt.

On January 28, 2005, the Company entered into a letter agreement ("Letter Agreement") with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a debt subordination agreement reconstituting such additional cash consideration as subordinated debt. Pursuant to the Letter Agreement, the Company agreed to issue additional shares of common stock to Thomas upon the earlier of (i) Company's issuance of additional shares of common stock at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005 or (ii) if the Company did not issue additional shares the Company would issue additional shares to Thomas at the average closing price of Argan's common stock for the thirty days ended July 31, 2005 if the price was less than $7.75 per share less any shares previously issued. The concessions given to Kevin Thomas pursuant to the Letter Agreement whereby the Company agreed that should it not issue additional shares for consideration, it would issue additional shares to Thomas at a price determined by reference to the Company's prevailing thirty-day average stock price were accounted for as a derivative financial instrument. The Company recorded a liability for derivative financial instrument of $1,115,000, deferred loan issuance cost for subordinated debt of $501,000 and compensation expense to Kevin Thomas of $614,000 at January 31, 2005. The liability for derivative financial instrument was subject to adjustment for changes in fair value subsequent to its issuance. The Company recorded losses of $1,587,000 in other expense, net and net loss for the subsequent changes in fair value. The liability for derivative financial instruments aggregating $2,702,000 was settled in a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

The Company's accounting for the acquisition of VLI and the estimate of the Additional Consideration uses the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets identified by the Company include $12,375,000, $2,500,000, $2,000,000 and $1,800,000, respectfully, allocated to goodwill, Proprietary Formulas (PF), Non-Contractual Customer Relationships
(NCR) and a Non-Compete Agreement (NCA). The Company is amortizing PF over three years and NCR and NCA over five years. Accumulated amortization is $972,000, $467,000 and $420,000 at October 31, 2005 for PF, NCR and NCA, respectively.

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

 Results of Operations

 The following summarizes the results of our operations for the three and nine months ended October 31, 2005 compared to the pro forma results for the three and nine months ended October 31, 2004, as if the acquisition of VLI was completed on February 1, 2004. The unaudited statements of operations do not purport to be indicative of the results that would have actually been obtained if the aforementioned acquisition had occurred on February 1, 2004, or that may be obtained in the future. VLI previously reported its results of operations using a calendar year-end. No material events occurred subsequent to the reporting period that would require adjustment to our unaudited pro forma results in the statements of operations.

                                     Three Months Ended              Nine Months Ended
                                        October 31,                     October 31,

Statements of Operations            2005            2004            2005             2004
                                ------------    ------------    ------------    ------------
                                                (Pro forma)                      (Pro forma)
Net sales                       $  7,133,000    $  6,202,000    $ 21,141,000    $ 18,098,000
Cost of sales                      5,431,000       4,450,000      16,211,000      13,678,000
                                ------------    ------------    ------------    ------------
Gross profit                       1,702,000       1,752,000       4,930,000       4,420,000
Selling general and
   administrative expenses         1,847,000       1,716,000       5,721,000       4,938,000
Impairment loss                           --              --              --       1,942,000
                                ------------    ------------    ------------    ------------
(Loss) income from operations       (145,000)         36,000        (791,000)     (2,460,000)
Other expense, net                  (206,000)        (48,000)     (2,290,000)        (50,000)
                                ------------    ------------    ------------    ------------
Loss from operations
     before income taxes            (351,000)        (12,000)     (3,081,000)     (2,510,000)
Income tax benefit                    64,000           5,000         386,000         714,000
                                ------------    ------------    ------------    ------------
Net loss                        $   (287,000)   $     (7,000)   $ (2,695,000)   $ (1,796,000)
                                ============    ============    ============    ============


Results of Operations for the Three Months Ended October 31, 2005 Compared to the Pro Forma Results of Operations for the Three Months ended October 31, 2004

Net sales

Net sales were $7,133,000 for the three months ended October 31, 2005 compared to pro forma net sales of $6,202,000 for the three months ended October 31, 2004. The increase of $931,000 or 15% is due primarily to an increase of $965,000 at SMC in sales volume. SMC experienced a $475,000 increase in activity with one customer under time and materials arrangements. Sales volume for infrastructure services provided to SMC's customers under fixed-price contracts was also a significant source of the sales increase. VLI experienced relatively flat sales volume as compared to the same period one year ago due primarily to the impact of hurricane Wilma. VLI lost more than one week's production due to lack of electric power and water.

Cost of sales

For the three months ended October 31, 2005, cost of sales was $5,431,000 or 76% of net sales compared to $4,450,000 or 72% of pro forma net sales for the three months ended October 31, 2004. SMC had above average margins for the aforementioned customer under time and materials arrangements. SMC experienced decreased costs as a percent of net sales as the volume and number of fixed-priced contracts increased during the three months ended October 31, 2005. SMC's improved margin performance was offset by VLI which had increased cost of sales as a percentage of net sales due to increased pricing of raw materials and the impact of hurricane Wilma. VLI is in the process of examining its vendor costs and will be repricing its product offerings with the expectation to return to historical levels of margins.

Selling general and administrative expenses

Selling, general and administrative expenses were $1,847,000 or 26% of net sales for the three months ended October 31, 2005 compared to $1,716,000 or 28% of pro forma net sales for the three months ended October 31, 2004, an increase of $131,000. VLI has been aggressively seeking to diversify its customer base which resulted in a $94,000 increase in selling costs for the three months ended October 31, 2005 related to increased staffing and related costs to support the marketing program. During the three months ended October 31, 2005, the Company reduced its allowances for doubtful accounts by $107,000 to reflect improved collections of aged receivables. In addition, Argan incurred costs associated with the restatement of its financial statements for the Company's Form 10-KSB/A for January 31, 2005 and Form 10-QSB/A for April 30, 2005. In addition, the Company recorded net gains of $55,000 on disposal of equipment which resulted in a decrease in selling, general and administrative expenses for the three months ended October 31, 2005.

Other expense, net

We had other expense, net of $206,000 for the three months ended October 31, 2005 compared to pro forma other expense, net of $48,000 for the three months ended October 31, 2004. The Company incurred $207,000 in interest expense during the three months ended October 31, 2005 due, in large part, to the amortization of bond issuance cost for subordinated debt and interest due Thomas on the subordinated debt that the Company owes Thomas.

Income tax benefit

We had an effective income tax benefit rate of 18% for the three months ended October 31, 2005 compared to a 42% pro forma income tax benefit rate for the three months ended October 31, 2004. During the nine months ended October 31, 2005, the Company recorded the $1,930,000 valuation loss for the liability for derivative financial instruments as other expense which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced our annual income tax benefit rate from 38% to 13%. The Company recorded an 18% effective income tax benefit rate for the three months ended October 31, 2005 to "true-up" to the annual effective income tax benefit rate of 13%.

Results of Operations for the Nine Months Ended October 31, 2005 Compared to the Pro Forma Results of Operations for the Nine Months ended October 31, 2004

Net Sales

Net sales were $21,141,000 for the nine months ended October 31, 2005 compared to pro forma net sales of $18,098,000 for the nine months ended October 31, 2004. The increase of $3,043,000 or 17% is due primarily to increases of $2,086,000 and $957,000 in sales volume at SMC and VLI, respectively. SMC experienced $760,000 of its increased sales volume from infrastructure services provided to customers under fixed-price contracts. In addition, one customer under time and materials arrangements increased sales activity with SMC by $554,000. VLI's sales increase would have been greater had the impact of hurricane Wilma not closed VLI for more than one week because of lack of electric power and water.

Cost of sales

For the nine months ended October 31, 2005, cost of sales was $16,211,000 or 77% of net sales compared to $13,678,000 or 76% of pro forma net sales for the nine months ended October 31, 2004. SMC experienced decreased costs as a percent of net sales as the sales volume and number of fixed-priced contracts increased during the nine months ended October 31, 2005 allowing SMC to more effectively utilize its technical and project management teams. In addition, the aforementioned SMC customer under time and materials arrangements experienced above average margins. VLI's margins were slightly below historical levels due to increased raw material costs. VLI is in the process of examining its vendor costs and is repricing its product offerings with the expectation to return to historical margin levels.

Selling general and administrative expenses

Selling, general and administrative expenses were $5,721,000 or 27% of net sales for the nine months ended October 31, 2005 compared to $4,938,000 or 27% of pro forma net sales for the nine months ended October 31, 2004, an increase of $783,000. Argan retained MSR for a fee of $100,000 to assist in identifying sources of additional equity investors. VLI has been aggressively seeking to diversify its customer base which resulted in approximately an $160,000 increase in selling costs for staff salaries and other costs to support the marketing program. During the nine months ended October 31, 2005, the Company reduced its allowance for doubtful accounts by $81,000 to reflect improved collections of aged receivables. In addition, VLI has upgraded its senior management team which resulted in increased salaries as well as placement, relocation and severance costs of $125,000. Argan incurred substantial costs in the restatements of its financial statements for the Company's Form 10-KSB/A for January 31, 2005 and Form 10-QSB/A for April 30, 2005. In addition, the Company recorded net gains of $33,000 on disposal of equipment which resulted in a decrease in selling, general and administrative expenses for the nine months ended October 31, 2005.

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

Other expense, net

We had other expense, net of $2,290,000 for the nine months ended October 31, 2005 compared to pro forma other expense, net of $50,000 for the nine months ended October 31, 2004. The fair value loss for the liability for derivative financial instruments of $1,930,000 was realized during the nine months ended October 31, 2005. The Company's interest expense increased to $364,000 due to interest on subordinated debt of $92,000 and $126,000 in amortization of issuance cost for subordinated debt.

Income tax benefit

We had an effective income tax benefit rate of 13% for the nine months ended October 31, 2005 compared to a 28% pro forma income tax benefit rate for the nine months ended October 31, 2004. During the nine months ended October 31, 2005, the Company recorded the $1,930,000 loss for the liability for derivative financial instruments as other expense which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced our effective income tax benefit rate from 38% to 13% for the nine months ended October 31, 2005. We recorded a $740,000 impairment of goodwill for the nine months ended October 31, 2004 which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced our effective income tax benefit rate from 38% to 28% for the nine months ended October 31, 2004.

RELATED PARTY TRANSACTIONS

We retained MSR under a consulting arrangement to assist in identifying and meeting potential equity investors. Under this consulting arrangement we paid the MSR $100,000 during the nine months ended October 31, 2005.

We lease administrative, manufacturing and warehouse facilities from individuals who are officers of SMC and VLI. The total expense under these arrangements were $75,000 and $222,000 for the three and nine months ended October 31, 2005 and $40,000 and $79,000 for the three and nine months ended October 31, 2004.

We also entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to us and we committed to purchase on an as-needed basis, certain organic products. VLI made $68,000 and $146,000 in purchases under the supply agreement during the three and nine months ended October 31, 2005. No purchases were made by the Company during the three and nine months ended October 31, 2004.

At October 31, 2005, we accrued $112,000 for reimbursement to Thomas for certain leasehold improvements which he constructed in the building that we lease from Thomas.

We also sell our products in the normal course of business to an entity in which the former owner of VLI has an ownership interest. The pricing on such transactions is consistent with VLI's general customer pricing for nonaffiliated entities. VLI had approximately $129,000 and $430,000 in sales to this entity for three and nine months ended October 31, 2005. At October 31, 2005, the affiliated entity owed $176,000 to VLI, net of an allowance for doubtful accounts of zero which the Company reduced from $120,000 during the three months ended October 31, 2005 due to collections of aged receivables.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

We had negative working capital of approximately $1.3 million at October 31, 2005. We had cash and cash equivalents of $27,000 and $2.5 million available under credit facilities.

Working capital decreased by $2.8 million to negative working capital of $1.3 million at October 31, 2005 from $1.5 million in working capital at January 31, 2005. This decrease was primarily due to $3,292,000 in subordinated debt due to former owner of Vitarich Laboratories, Inc. which is due August 1, 2006, an increase in accounts receivable of $578,000 and decrease in liability for derivative financial instruments of $1,254,000. The Company had a loss before taxes of $3,081,000 for the nine months ended October 31, 2005. The Company's non-cash expenses included in the determination of loss before income taxes included the non-cash loss on liability for derivative financial instruments of $1,930,000, $1,272,000 for amortization of purchase intangibles and $721,000 for depreciation and other amortization.

Cash Flows

Net cash provided by operations for the nine months ended October 31, 2005 was $1,975,000 compared with $2,247,000 of cash used in operations for the nine months ended October 31, 2004 due to improved performance of SMC operations.

During the nine months ended October 31, 2005, the Bank released $304,000 in escrows to us (see discussion below). During the nine months ended October 31, 2005, net cash used for investing activities was $1,311,000 compared to net cash used in investing activities of $3,762,000 for the nine months ended October 31, 2004. During the nine months ended October 31, 2005, we had cash of $955,000 used in the purchase of property and equipment and $426,000 used to pay $275,000 in additional consideration in the purchase of VLI as well as other acquisition costs of $151,000. During the nine months ended October 31, 2004, the Company used cash of $6,650,000 in the acquisition of VLI. During the nine months ended October 31, 2004, we had cash of $3,000,000 provided by the sale of investments net of purchases. During the nine months ended October 31, 2004 we used cash to purchase property and equipment of $123,000.

For the nine months ended October 31, 2005, net cash used by financing activities was $804,000. We had $982,000 in cash provided by financing activities for the nine months ended October 31, 2004. During the nine months ended October 31, 2005 and 2004, we used cash of $531,000 and $1,091,000 to pay down term-debt. During the nine months ended October 31, 2004, we increased our net draw in excess of payments on our line of credit by $2,569,000 primarily to assume debt on the acquisition of VLI.

 In April 2005, we agreed to amend the existing financing arrangements with the Bank. Under this arrangement, the Company has a revolving line of credit of $4.25 million and a term loan with an original balance of $1.2 million. Under the April 2005 amendment the line of credit is extended to May 31, 2006. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria. The aforementioned three-year term note remains in effect with its last monthly payment of $33,000 due July 31, 2006. As of October 31, 2005, the Company had $1,378,000 outstanding under the revolving line of credit and additional availability of $2.5 million. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three-year term note bear interest at LIBOR plus 3.25% and 3.45%, respectively.

The amended financing arrangements provide for the measurement of certain financial covenants at each of Argan's fiscal quarter and year end including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 and requiring pro forma fixed charge coverage ratio not less than 1.25 to 1. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements. The Bank has released $304,000 to the Company which it was holding in escrow as collateral.

At July 31, 2005, the Company failed to comply with the aforementioned financial covenants. The Bank waived the failure for the measurement period ended July 31, 2005. The Company was in compliance with the aforementioned financial covenants at October 31, 2005. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of items associated with derivative financial instruments such as, valuation gains and losses, compensation expense which are settled with the non-cash issuance of the Company's common stock and non-cash deferred loan issuance cost amortization.

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

 Customers

During the nine months ended October 31, 2005, we provided nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with General Dynamics Corp. (GD). Certain of our more significant customer relationships are with TriVita Corporation (TVC), Rob Reiss Companies (RRC), Southern Maryland Electrical Cooperative (SMECO), GD, and CyberWize.com, Inc. (C). TVC, RRC and C are VLI customers. SMC's significant customers are SMECO and GD. TVC, RRC and C accounted for approximately 22%, 12% and 6% of consolidated net sales during the nine months ended October 31, 2005. SMECO and GD accounted for approximately 12% and 10% of consolidated net sales during the nine months ended October 31, 2005. Combined TVC, RRC, SMECO, GD, and C accounted for approximately 62% of consolidated net sales during the nine months ended October 31, 2005.

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

ITEM 3.   CONTROLS AND PROCEDURES

In the Company's 2005 Form 10-KSB, management concluded that its internal control over financial reporting was effective as of January 31, 2005. Recently, management determined that a material agreement was not disclosed or accounted for properly in the Company's consolidated financial statements for the year ended January 31, 2005 and that an error occurred in the application of first-in, first-out (FIFO) inventory accounting in the quarter ended April 30, 2005. As a result, Management concluded that the Company's financial statements for the fiscal year ended January 31, 2005 and for the first quarter ended April 30, 2005 were required to be restated to account for the agreement and to adjust inventory and cost of goods sold. Further, management concluded that both of these errors resulted from material weaknesses in the Company's internal controls over financial reporting. Specifically, management has identified deficiencies in the design of the Company's process surrounding disclosure controls and in the operating effectiveness of inventory accounting controls.

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

                                     PART ll

                                OTHER INFORMATION


ITEM 1.      LEGAL PROCEEDINGS

On October 31, 2003, the Company completed the sale of Puroflow Incorporated (a wholly-owned subsidiary) to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is held in escrow to indemnify WFC from losses if a breach of the representations and warranties made by the Company in connection with that sale should occur. During the twelve months ended January 31, 2005, WFC notified the Company in writing, asserting that WFC believes that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party.

WFC filed a civil action against Argan, Inc. on March 22, 2005. The suit was initially filed in the Superior Court of the State of California for the County of Los Angeles. The complaint asserts seven claims against the Company: (1) breach of contract; (2) intentional misrepresentation; (3) concealment and non-disclosure; (4) negligent misrepresentation; (5) false promise; (6) negligence; and (7) declaratory disclosure as well as negligent misrepresentations against the Company's executive officers.

WFC alleges substantial damages. This action was removed to the United States District Court for the Central District of California. On June 30, 2005, WFC filed its Second Amended Complaint. The Company filed its Motion to Dismiss the Complaint on July 27, 2005. The District Court denied the Company's Motion to Dismiss on November 18, 2005. The Company will file its Answer and Special Defenses. The Company has reviewed WFC's complaint and believes that the claims are substantially without merit. The Company will vigorously contest WFC's claims.

During the twelve months ended January 31, 2005, the Company recorded an accrual for a loss related to this matter of $260,000 for estimated payments and legal expenses related to WFC's claim that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability at October 31, 2005 that may result from this matter for which the Company has recorded an accrual is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.



ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5.  OTHER INFORMATION

                None.



ITEM 6.  EXHIBITS

         a) Exhibits:

         Exhibit No.              Title


         Exhibit 10.25 Subordinated Term Note (Earnback Obligations) as of November 30, 2005 between Argan, Inc. and Kevin J. Thomas

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



                          ARGAN, INC.


December 14, 2005         By: /s/ Rainer Bosselmann
                              -------------------------------------------------
                              Rainer Bosselmann
                              Chairman of the Board and Chief Executive Officer





December 14, 2005         By: /s/ Arthur F. Trudel
                              -------------------------------------------------
                              Arthur F. Trudel
                              Chief Financial Officer