Form 10KSB
period 2006-01-31
ARGAN INC
filed 2006-05-15
CIK 100591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934.

                   For the fiscal year ended January 31, 2006
                   ------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

          For the transition period from _____________ to _____________

                        Commission file number 001-31756

                                   ARGAN, INC.
                                   -----------
                 (Name of Small Business Issuer in Its Charter)

Delaware                                                     13-1947195
---------------------------------                            -------------------
(State or Other Jurisdiction                                 (I.R.S. Employer
of Incorporation or Organization)                            Identification No.)

One Church Street, Suite 302, Rockville, Maryland            20850
-------------------------------------------------            -------------------
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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [_]

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State issuer's revenues for its most recent fiscal year: $28,452,000

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $1,158,000 as of April 28, 2006, based upon the closing price on the NASDAQ Electronic Bulletin Board System reported for such date. Shares of Common Stock held by each Officer and Director and by each person who owns 5% or more of the outstanding Common Shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of May 10, 2006: 4,574,010

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                   ARGAN, INC.
                         2006 FORM 10-KSB ANNUAL REPORT
                                TABLE OF CONTENTS

                                                                            Page
                                     PART I

ITEM 1.  Description of Business............................................. 1

ITEM 2.  Description of Property.............................................15

ITEM 3.  Legal Proceedings...................................................16

ITEM 4.  Submission of Matters to a Vote of Security Holders.................16

                                     PART II

ITEM 5.  Market for Common Equity, Related Stockholder Matters and
         Small Business Issuer Purchases of Equity Securities ...............16

ITEM 6.  Management's Discussion and Analysis or Plan of Operation...........19

ITEM 7.  Financial Statements................................................36

ITEM 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................... 62

ITEM 8A. Controls and Procedures............................................ 62

ITEM 8B. Other Information.................................................. 62

                                    PART III

ITEM 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of The Exchange Act.................. 62

ITEM 10. Executive Compensation............................................. 64

ITEM 11. Security Ownership of Certain Beneficial Owners and
         Management and Related Stockholder Matters......................... 66

ITEM 12. Certain Relationships and Related Transactions..................... 69

ITEM 13. Exhibits........................................................... 70

ITEM 14. Principal Accountant Fees and Services............................. 73

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

Through VLI, we are dedicated to the research, development, manufacture and distribution of premium nutritional supplements, whole-food dietary supplements and personal care products. Several have garnered honors including the National Nutritional Foods Association's prestigious People's Choice Awards for best products of the year in their respective categories.

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

On October 31, 2003, pursuant to a certain Stock Purchase Agreement ("Stock Purchase Agreement"), we completed the sale of Puroflow to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is being held in escrow to indemnify WFC from losses if a breach of the representations and warranties made by us pursuant to that sale should occur. During the twelve months ended January 31, 2005, WFC asserted that the Company breached certain representations and warranties under the Stock Purchase Agreement. (See Note 14 to consolidated financial statements.)

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

We are a holding company with no operations other than our investments in VLI and SMC. At January 31, 2006, there were no restrictions with respect to dividends or other payments from VLI and SMC to Argan.

Our principal executive offices are located at One Church Street, Suite 302, Rockville, Maryland 20850. Our phone number at that address is (301) 315-0027. We maintain a website on the Internet at www.arganinc.com. Information on our website is not incorporated by reference into this report.

Unless the context otherwise requires, references in this Form 10-KSB to "Argan," "AI," the "Company," "we," "us" or "our" refer to Argan, Inc., a Delaware corporation, and its subsidiaries. Our fiscal year for financial reporting ends on January 31.

Private Sale of Stock

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company will use $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds will be used for general corporate purposes.

One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Agreement"). The Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Agreement, we agreed to issue additional shares of our common stock to Investor in accordance with the Agreement based upon the earlier of (i) our issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000 at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average price of all stock sold by the Company during the period January 28, 2005 through July 31, 2005, or
(ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 per share, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Agreement. The shares were issued pursuant to an exemption provided by
Section 4(2) of the Securities Act. The shares were registered under the Securities Act on Form S-3 filed with the SEC on February 25, 2005.

The provision in the agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The Company recorded a fair value adjustment for a $343,000 loss during the twelve months ended January 31, 2006 which is also reflected as a change in liability for the derivative financial instruments. The fair value adjustment was recorded as a charge to the Company's other expenses and net loss. The liability for derivative financial instruments related to the Investor was settled as a non-cash transaction by the issuance of 95,321 shares of the Company's common stock on August 13, 2005.

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

In connection with the Merger Agreement, the Company paid Kevin J. Thomas ("Thomas"), the former shareholder of Vitarich, initial consideration consisting of (i) $6.1 million in cash; and (ii) 825,000 shares of the Company's common stock which was valued at $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. These 825,000 shares were registered on Form S-3 under the Securities Act of 1933, as amended, on February 25, 2005. The Company also assumed $1.6 million in debt. The Company incurred $600,000 in transaction costs which are included in the purchase cost.

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

In connection with the Merger Agreement, VLI and Thomas entered into an employment agreement, pursuant to which VLI agreed to employ Thomas as its Senior Operating Executive for an initial term of three years, subject to successive automatic one-year renewal terms after the initial term unless either party provides notice of its election not to renew. Further, the Company entered into a supply agreement with a supply company owned by Thomas, pursuant to which the supply company committed to sell to the Company, and the Company committed purchase on an as-needed basis, certain organic agriculture products produced by the supply company.

Pursuant to the Merger Agreement, in addition to the initial consideration paid at closing, the Company agreed to pay Thomas additional consideration equal to
(a) 5.5 times the Adjusted EBITDA of Vitarich (as defined in the Merger Agreement) for the 12 months ended February 28, 2005 (b) less the initial consideration paid at closing (provided however, that in no event was the additional consideration less than zero or require repayment by Thomas of any portion of the initial consideration paid at closing) ("Additional Cash Consideration"). Such Additional Cash Consideration was to be paid 50% in cash and 50% through issuance of additional common stock of the Company.

The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of the Company's common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On July 5, 2005, the Company and Thomas entered into an agreement (Earn Back Agreement) concerning the calculation of Additional Consideration due Thomas. In the Earn Back Agreement, the Company agreed to pay Thomas $594,000 in a subordinated note and 76,645 shares of the Company's common stock valued $5.50 per share utilizing the quoted market price on July 5, 2005. The $1,015,000 of Additional Consideration has been recorded by the Company as additional purchase consideration and an increase in goodwill.

Impairment of Vitarich's Goodwill and Purchased Intangibles

During the twelve months ended January 31, 2006, as a result of our annual impairment analysis, we determined that the goodwill and the proprietary formulas intangible asset of VLI were impaired. The recent under-performance of VLI's financial results reduced the estimate of future cash flows which were discounted based on a rate that reflects the perceived risk of our investment in VLI to determine its fair value. During the twelve months ended January 31, 2006, we recorded an impairment charge of $6,497,000 with respect to goodwill and proprietary formulas. (See Note 5 to the consolidated financial statements.)

Subordination of Certain Debt

On January 31, 2005, the Company entered into a Debt Subordination Agreement ("Subordination Agreement") with Thomas, SMC (SMC and the Company together are referred to herein as, the "Debtor") and Bank of America, N.A. ("Lender") to reconstitute as subordinated debt the Additional Cash Consideration that Debtor owes to Thomas in connection with the Merger Agreement. Pursuant to the Subordination Agreement, Debtor and Thomas agreed to reconstitute the Additional Cash Consideration as subordinated debt and in furtherance thereof, the Company agreed to execute and deliver to Thomas a Subordinated Promissory Note in an amount equal to the amount that would otherwise be due Thomas as Additional Cash Consideration under the Merger Agreement. Accordingly, under the Subordination Agreement, Debtor subordinated all of the Junior Debt (as such term is defined in the Subordination Agreement) to the full and final payment of all the Superior Debt (as such term is defined in the Subordination Agreement) to the extent provided in the Subordination Agreement, and Thomas transferred and assigned to Lender all of his rights, title and interest in the Junior Debt and appointed Lender as his attorney-in-fact for the purchases provided in the Subordination Agreement for as long as any of the Superior Debt remains outstanding. Except as otherwise provided in the Subordination Agreement and until such time that the Superior Debt is satisfied in full, Debtor shall not, among other things, directly or indirectly, in any way, satisfy any part of the Junior Debt, nor shall Creditor, among other things, enforce any part of the Junior Debt or accept payment from Debtor or any other person for the Junior Debt or give any subordination in respect of the Junior Debt.

On January 28, 2005, the Company entered into a letter agreement ("Letter Agreement") with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering in a debt subordination agreement, reconstituting such additional cash consideration as subordinated debt. Pursuant to the Letter Agreement, the Company agreed to issue additional shares of our common stock to Thomas in accordance with the Letter Agreement based upon the earlier of (i) the Company's issuance of additional shares of our common stock having an aggregate purchase price of at least $2.5 million at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company during the period January 28, 2005 through July 31, 2005, or (ii) the average closing price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 less the 1,173,147 shares previously issued. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and are accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The Company recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

At issuance, $501,000 of the charge related to the liability for derivative financial instruments was recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge was recorded as compensation expense due to Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2007, the maturity date of the note, and reduce net income. The charge for compensation to Thomas was classified as non-cash compensation expense and it increased the net loss by $614,000 for the year ended January 31, 2005. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment of a $1,587,000 loss during the twelve months ended January 31, 2006 was reflected as a change in liability for the derivative financial instruments and as a charge to the Company's other expenses and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

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

On May 5, 2006, the Company entered into an agreement with Thomas and the Lender to extend the maturity of the subordinated note to August 1, 2007.

Amendment of Financing Arrangements

In May 2006, the Company agreed to amend the existing financing arrangements whereby the revolving line of credit of $4.25 million in maximum availability was extended to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three-year note bear interest at LIBOR plus 3.25% and 3.45% respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank of America, N.A. (Bank) criteria (Borrowing Base). The aforementioned three-year note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of January 31, 2006, the Company had $200,000 outstanding under the term note. At January 31, 2006, the Company also had $1,243,000 outstanding under the revolving line of credit at an interest rate of 7.74% with $2.4 million of additional availability under its borrowing base. At January 31, 2005, the Company had $1,659,000 outstanding under the revolving line of credit at an interest rate of 5.78%.

The amended financing arrangements provides for a new $1.5 million term loan facility (New Term Loan). The proceeds of the New Term Loan are designated to refinance a portion of the existing subordinated note with Thomas that has a current outstanding balance of $3,292,000 which is due on August 1, 2007. Advances under the New Term Loan are subject to the Company being in compliance with its debt covenants with the Bank. The New Term Loan will be repaid in thirty-six equal monthly principal payments and bears interest at LIBOR plus 3.25%. If the Company draws on the New Term Loan, the Company's Borrowing Base will be reduced by $750,000 for maximum availability under the revolving line of credit. The remaining balance of the subordinated debt will be fully subordinated to the New Term Loan.

The amended financing arrangements provides for the measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 (with the next measurement date being July 31, 2006) and requiring pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the next measurement date being July 31, 2006). The amended financings also require that the Company meet minimum EBITDA covenants equal to or exceeding (on a rolling four quarter basis) $1.2 million for July 31, 2006, $1.3 million for October 31, 2006 and $1.8 million for January 31, 2007 and for each successive quarter end thereafter. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

At January 31, 2006, the Company was not in compliance with the aforementioned EBITDA and fixed charge coverage covenants. The Bank waived the failure for the measurement period ended January 31, 2006. For future periods the Bank revised the definitions of certain components of the financial covenants to exclude the impact of VLI's impairment loss at January 31, 2006.

The amended financing arrangement contains a subjective acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangement due and payable if certain material adverse changes occur. We believe that we will continue to comply with our financial covenants under our financing arrangement. If our performance does not result in compliance with any of our financial covenants, or if the Bank seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to modify our financing arrangement, but there can be no assurance that the Bank would not exercise their rights and remedies under our financing arrangement including accelerating payment of all outstanding senior and subordinated debt due and payable.

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

Customers

The Company's seven largest customers, Trivita Corporation (TVC), Southern Maryland Electric Cooperative (SMECO), Rob Reiss Companies (RRC), General Dynamics Corp. (GD), CyberWize.com, Inc. (C), Orange Peel Enterprises (OPE) and Verizon Communications (VZ) accounted for 21%, 12%, 12%, 7%, 6%, 6% and 6%, respectively, of consolidated net sales for the year ended January 31, 2006. The Company's four largest customers, SMECO, TVC, GD and C accounted for 23%, 17%, 14% and 8%, respectively, of consolidated net sales at January 31, 2005. The Company generally does not require collateral and does not believe that it is exposed to significant credit risk due to the credit worthiness of its customers.

Backlog

At January 31, 2006, we had a backlog of $3.7 million for manufacturing nutraceutical products and $6.3 million to perform telecom infrastructure services in the next year. At January 31, 2005, we had a backlog of $2.2 million for manufacturing nutraceutical products and $7.5 million to perform telecom infrastructure services during fiscal year 2006.

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

Employees

At January 31, 2006, we had approximately 204 employees, all of whom were full-time. None of these employees is represented by a labor organization. We are not aware of any employees seeking organization. We believe that our employee relations are good.

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

In April 2003, Rainer H. Bosselmann became Chairman and Chief Executive Officer,
H. Haywood Miller, III became Executive Vice President and Arthur F. Trudel became Senior Vice President and Chief Financial Officer of the Company. On April 7, 2006, Mr. Miller resigned his position at the Company. Upon consummation of the private placement, four of our existing directors (Warren Lichtenstein, Glen Kassan, Joshua Schechter and Robert Smith) resigned and were replaced by Mr. Bosselmann and three new directors designated by Mr. Bosselmann (DeSoto S. Jordan, James W. Quinn and Daniel A. Levinson). In addition, in June 2003, Peter L. Winslow was elected by the Board of Directors to fill a vacancy caused by the resignation of Travis Bradford, and in October, 2003, W.G. Champion Mitchell was elected to our Board of Directors at our 2003 Annual Meeting replacing Michael H. Figoff who did not stand for re-election. Although Messrs. Bosselmann, Trudel, Jordan, Quinn, Levinson, Winslow and Mitchell have experience as executive officers and directors of other public companies, they have limited experience in managing our business and, as a result, may be unsuccessful in doing so.

Purchasers of our common stock will be unable to evaluate future acquisitions and/or investments.

We completed our acquisition of Vitarich in August 2004. Prior to our acquisition of Vitarich, we acquired SMC in July 2003. Accordingly, purchasers of our common stock may be unable to evaluate the business, prospects, operating results, management or other material factors relating to future acquisitions and/or investments that we make. In addition, there can be no assurance that future acquisitions will occur, or if they occur, will be beneficial to us and our stockholders.

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

As of January 31, 2006, we had an accumulated deficit of approximately $15 million resulting primarily from past losses. We may experience additional losses in the future.

Any general increase in interest rate levels will increase our cost of doing business. Our results of operations, cash flow and financial condition may suffer as a result.

As of January 31, 2006, we have approximately $1.4 million of unhedged variable rate debt. Any general increase in interest rate levels will increase our cost of doing business.

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

Loss of significant customers could adversely affect our business.

Sales to our four largest nutritional supplement customers, TriVita Corporation
(TVC), Rob Reiss Companies (RRC), CyberWize.com, Inc.(C) and Orange Peel Enterprises (OPE) currently account for most of our nutritional supplement business. TVC, RRC, C and OPE accounted for approximately 21%, 12%, 6% and 6% of consolidated net sales, respectively during the year ended January 31, 2006. The loss of any of these customers could have a material adverse effect on our business, unless the loss is offset by increases to other customers.

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

Sales to our three largest telecom infrastructure services customers, SMECO, GD and VZ currently account for most of our telecommunications business. SMECO, GD and VZ accounted for approximately 12%, 7% and 6% of consolidated net sales during the year ended January 31, 2006. The loss of any of these customers could have a material adverse effect on our business, unless the loss is offset by increases in sales to other customers.

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

Since August 4, 2003, our common stock has been listed on the Boston Stock Exchange under the symbol "AGX." Our common stock is traded over the counter under the symbol "AGAX.PK." Our common stock is thinly and sporadically traded and no assurances can be given that a larger market will ever develop, or if developed, that it will be maintained.

Our acquisition strategy may result in dilution to our stockholders.

Our business strategy calls for strategic acquisition of other businesses. In connection with our acquisition of VLI, among other consideration, we issued approximately 1,785,000 shares of our common stock. We anticipate that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings.

Availability of significant amounts of our common stock for sale could adversely affect its market price.

As of January 31, 2006, there were approximately 3,814,000 shares of our common stock outstanding. In March 2004, we registered with the Securities and Exchange Commission on Form S-3, for resale, from time to time, by the investors in the April 2003 private placement of 1,533,974 shares of our common stock (including 230,000 shares of our common stock that are issuable upon exercise of warrants that were issued in connection with the private placement). In March, 2005, we registered 954,032 shares of our common stock on Form S-3 for resale, by the selling stockholders named therein consisting of shares issued in connection with (i) the private sale of our common stock and (ii) our acquisition of VLI. In addition, in connection with our acquisition of VLI, we issued an additional approximately 960,000 shares of our common stock. In the future, these shares will be registered for resale. If our stockholders sell substantial amounts of our common stock in the public market, including shares registered under any registration statement on Form S-3, the market price of our common stock could fall.

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

As of May 10, 2006, our executive officers and directors as a group own approximately 33% of our voting shares (giving effect to an aggregate of 200,000 shares of common stock that may be purchased upon exercise of warrants and stock options held by our executive officers and directors and 845,000 shares beneficially held in the name of MSR Advisors and affiliates for which one of our directors is President) and therefore, may have the power to influence corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may influence the election of directors and other actions requiring stockholder approval.

In addition, as of May 10, 2006, Kevin J. Thomas, the Senior Operating Executive of VLI, owns approximately 37% of our outstanding voting shares. Therefore, Mr. Thomas individually may have the power to influence corporate actions.

Our executive officers and directors, together with Kevin J. Thomas, currently own approximately 62% of our outstanding voting shares which will allow our executive officers and directors, together with Kevin J. Thomas, to approve almost any corporate action requiring a minimum majority vote without a meeting or prior notice to our other stockholders.

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

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters which is under a lease expiring June 30, 2006, is located in Rockville, Maryland. On May 1, 2006, the Company entered into a new lease for our corporate headquarters that will commence on July 1, 2006 and expire on June 30, 2009. VLI's headquarters are located in Naples, Florida in four facilities with one under monthly lease, another with a lease that will expire on July 31, 2008 and two others with leases that will expire on February 28, 2011. Two of the facilities are leased from the former owner of VLI. VLI's four buildings contain warehouse facilities with an aggregate of 26,000 square feet, office space with 8,000 square feet, as well as manufacturing space with 10,000 square feet and laboratory space with 1,000 square feet. SMC's headquarters are located in Tracy's Landing, Maryland in a facility leased from a former owner of SMC with an initial lease term expiring January 1, 2008 and extensions available through January 1, 2020. The facility includes approximately four acres of land, a 2,400 square foot maintenance facility and 3,900 square feet of office space.

SMC's principal operations are conducted at local construction offices and equipment yards. These facilities are temporary in nature with most of SMC's services performed on customer premises or job sites. Because equally suitable temporary facilities are available in all areas where SMC does business, these facilities are not material to SMC's operations.

ITEM 3. LEGAL PROCEEDINGS

On September 17, 2004, Western Filter Corporation (WFC) notified the Company that WFC believed that the Company breached certain representations and warranties under the Stock Purchase Agreement in connection with the sale of Puroflow Incorporated to WFC. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party in connection with the Stock Purchase Agreement.

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

Although the Company has reviewed WFC's claim and believes that substantially all of the claims are without merit, as of January 31, 2006, the Company recorded an accrual for a loss related to this matter of $360,000 for estimated payments and legal expenses related to the claim of WFC that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability that may result from this matter is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period. The Company will vigorously contest WFC's claim.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY

Our common stock is listed on the Boston Stock Exchange under the symbol AGX and traded over the counter under the symbol AGAX.PK.

The following table sets forth the high and low bid quotations for our common stock for the periods indicated. These quotations represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. Although we have been listed and registered on the Boston Stock Exchange since August 4, 2003, there have been no sales of the Company's securities on the Boston Stock Exchange during the below periods.

                                           High Bid   Low Bid
                                           ========   =======

 Fiscal year Ended January 31, 2005
          1st Quarter ..................   $   7.75   $  6.91
          2nd Quarter ..................       7.01      5.75
          3rd Quarter ..................       6.60      5.62
          4th Quarter ..................       6.50      5.63

 Fiscal year Ended January 31, 2006
          1st Quarter ..................   $   6.12   $  5.70
          2nd Quarter ..................   $   6.15   $  5.05
          3rd Quarter ..................   $   5.05   $  1.01
          4th Quarter ..................   $   2.65   $  1.90


As of May 10, 2006 the Company had approximately 400 stockholders of record.

To date, Argan has not declared or paid cash dividends to its stockholders. Argan has no plans to declare and pay cash dividends in the near future. Argan plans to use its working capital on growing its operating segments.

                      Equity Compensation Plan Information

The Company has authorized the following equity securities for issuance under equity compensation plans at January 31, 2006

                                                                                     Number of securities
                                                                                     remaining available
                                                                                     for future issuance
                                Number of securities to      Weighted average        under equity
                                be issued upon exercise      exercise price of       compensation plans
                                of outstanding options,      outstanding options,    (excluding securities
                                warrants and rights          warrants and rights     reflected in column [a])

                                          [a]                         [b]                      [c]
                                -----------------------      --------------------    ------------------------
Equity compensation plans                       303,000(1)                  $7.77                     171,000(2)
approved by security holders

Equity compensation plans not
approved by security holders                         --                        --                          --
                                -----------------------      --------------------    ------------------------
Total                                           303,000                     $7.77                     171,000
                                =======================      ====================    ========================

(1) Represents 73,000 shares issuable upon exercise of options granted under the 2001 Stock Option Plan as of January 31, 2006 and 230,000 shares issuable upon exercise of warrants as described below.

(2) Represents 171,000 shares remaining available for grant under the 2001 Stock Option Plan as of January 31, 2006.

Private Placements

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company will use the proceeds to pay down $1.8 million in notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds will be used for general corporate purposes.

One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account.

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

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Agreement"). The Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Agreement, we agreed to issue additional shares of our common stock to Investor in accordance with the Agreement based upon the earlier of (i) our issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000 at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company during the period January 28, 2005 through July 31, 2005, or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 per share, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Agreement. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The resale of the shares was registered under the Securities Act on Form S-3 filed with the SEC on February 25, 2005.

The provision in the agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received upon issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The Company recorded a fair value adjustment for a $343,000 loss during the twelve months ended January 31, 2006, which is reflected as a change in liability for the derivative financial instruments. The fair value adjustment was recorded as a charge to the Company's other expense and net loss. The liability for derivative financial instruments related to the Investor aggregating $482,000 was settled as a non-cash transaction by the issuance of 95,321 shares of the Company's common stock on August 13, 2005.

Acquisition of Vitarich

On August 31, 2004, Argan acquired VLI for approximately $6.7 million in cash and 825,000 shares of the Company's common stock with fair value of $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. The value of the shares issued in the acquisition of VLI reflects the price per share of $6.00 of the Company's common stock at August 31, 2004. The Company also assumed $1.6 million in debt.

The purchase agreement also provided for contingent consideration based on EBITDA for the twelve months ended February 28, 2005. The additional contingent consideration would be paid in both cash and stock. The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On July 5, 2005, the Company and Thomas entered into an agreement (Earn Back Agreement) concerning the calculation of Additional Consideration due Thomas. In the Earn Back Agreement, the Company agreed to pay Thomas $594,000 in a subordinated note and 76,645 shares of the Company's common stock valued at $5.50 per share utilizing the quoted market price on July 5, 2005. The $1,015,000 of Additional Consideration has been recorded by the Company as additional purchase consideration and an increase in goodwill.

On January 28, 2005 the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price was below $7.75 per share less the 1,173,147 shares previously issued. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and should be accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." At January 31, 2005, the Company recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

At issuance, $501,000 of the charge related to the liability for derivative financial instruments was recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge was recorded as compensation expense due to Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2007, the maturity date of the note, and reduce net income. The charge for compensation to Thomas was classified as non-cash compensation expense and it increased the net loss by $614,000 for the year ended January 31, 2005. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. A fair value adjustment of $1,587,000 was recorded during the twelve months ended January 31, 2006 as a change in liability for the derivative financial instruments and as a charge to the Company's other expenses, net and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

On May 5, 2006, the Company entered into an agreement with Thomas to extend the maturity of the subordinated note to August 1, 2007.

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

SUBSEQUENT PRIVATE OFFERING OF STOCK

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company will use the proceeds to pay down $1.8 million in notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds will be used for general corporate purposes.

One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account.

PRIVATE SALE OF STOCK

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Agreement"). The Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Agreement, we agreed to issue additional shares of our common stock to Investor in accordance with the Agreement based upon the earlier of (i) our issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000 at a price less than $7.75 per share, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company during the period January 28, 2005 through July 31, 2005, or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75 per share, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Agreement. The shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act. The resale of the shares was registered under the Securities Act on Form S-3 filed with the SEC on February 25, 2005.

The provision in the agreement which allows the investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, at January 31, 2005, $139,000 of the proceeds received upon issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The Company recorded a fair value adjustment of a $343,000 loss during the twelve months ended January 31, 2006 which was reflected as a change in liability for the derivative financial instruments. The fair value adjustment was recorded as a charge to the Company's other expenses, net and net loss. The liability for derivative financial instruments related to the Investor was settled as a non-cash transaction by the issuance of 95,321 shares of the Company's common stock on August 13, 2005.

AGREEMENTS WITH KEVIN THOMAS

On August 31, 2004, Argan acquired VLI for approximately $6.7 million in cash and 825,000 shares of the Company's common stock with fair value of $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. The value of the shares issued in the acquisition of VLI reflects the price of $6.00 per share of the Company's common stock at August 31, 2004. The Company also assumed $1.6 million in debt.

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

On July 5, 2005, in connection with the calculation of the aforementioned Additional Consideration, the Company and Thomas entered into an agreement (Earn Back Agreement) concerning the calculation of Additional Consideration due Thomas. In the Earn Back Agreement, the Company agreed to pay Thomas $594,000 in a subordinated note and 76,645 shares of the Company's common stock valued at $5.50 per share utilizing the quoted market price on July 5, 2005. The $1,015,000 of Additional Consideration has been recorded by the Company as additional purchase consideration and an increase in goodwill.

On January 28, 2005, the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price was below $7.75 per share less the 1,173,147 shares previously issued. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and should be accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." At January 31, 2005, the Company recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

At issuance, $501,000 of the charge related to the liability for derivative financial instruments was recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge is recorded as compensation expense due to Kevin Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2007, the maturity date of the note, and reduce net income. The charge for compensation to Kevin Thomas was classified as non-cash compensation expense and it increased the net loss by $614,000 of the year ended January 31, 2005. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The Company recorded a fair value adjustment of a $1,587,000 loss during the twelve months ended January 31, 2006, which is also reflected as a change in liability for the derivative financial instrument and as a charge to the Company's other expenses and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

On May 5, 2006, the Company entered into an agreement with Thomas to extend the maturity of the subordinated note to August 1, 2007.

SUBORDINATION AGREEMENT

Pursuant to the Subordination Agreement, Debtor and Thomas have agreed to reconstitute the Additional Cash Consideration as subordinated debt and in furtherance thereof, the Company has agreed to execute and deliver to Thomas a Subordinated Promissory Note in an amount equal to the amount that would otherwise be due Thomas as Additional Cash Consideration under the Merger Agreement. Accordingly, under the Subordination Agreement, Debtor subordinated all of the Junior Debt (as such term is defined in the Subordination Agreement) to the full and final payment of all the Superior Debt (as such term is defined in the Subordination Agreement) to the extent provided in the Subordination Agreement, and Thomas transferred and assigned to Lender all of his rights, title and interest in the Junior Debt and appointed Lender as his attorney-in-fact for the purchases provided in the Subordination Agreement for as long as any of the Superior Debt remains outstanding. Except as otherwise provided in the Subordination Agreement and until such time that the Superior Debt is satisfied in full, Debtor shall not, among other things, directly or indirectly, in any way, satisfy any part of the Junior Debt, nor shall Creditor, among other things, enforce any part of the Junior Debt or accept payment from Debtor or any other person for the Junior Debt or give any subordination in respect of the Junior Debt. On May 5, 2006, the Company entered into an agreement with Thomas to extend the maturity of the subordinated note to August 1, 2007.

FINANCING ARRANGEMENTS

In May 2006, the Company agreed to amend the existing financing arrangements whereby the revolving line of credit of $4.25 million in maximum availability was extended to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three-year note bear interest at LIBOR plus 3.25% and 3.45% respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank of America, N.A. (Bank) criteria (Borrowing Base). The aforementioned three-year note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of January 31, 2006, the Company had $200,000 outstanding under the term note. At January 31, 2006, the Company also had $1,243,000 outstanding under the revolving line of credit at an interest rate of 7.74% with $2.4 million of additional availability under its borrowing base. At January 31, 2005, the Company had $1,659,000 outstanding under its revolving line of credit at an interest rate of 5.78%.

The amended financing arrangements provides for a new $1.5 million term loan facility (New Term Loan). The proceeds of the New Term Loan are designated to refinance a portion of the existing subordinated note with Kevin Thomas that has a current outstanding balance of $3,292,000 which is due on August 1, 2007. Advances under the New Term Loan are subject to the Company being in compliance with its debt covenants with the Bank. The New Term Loan will be repaid in thirty-six equal monthly principal payments and bear interest at LIBOR plus 3.25%. If the Company draws on the New Term Loan, the Company's Borrowing Base will be reduced by $750,000 for maximum availability under the revolving line of credit. The remaining balance of the subordinated debt will be fully subordinated to the New Term Loan.

The amended financing arrangements provides for the measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 (with the first measurement date of July 31, 2006) and requiring pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the first measurement date of July 31, 2006). The amended financing arrangements also require that the Company meet minimum EBITDA covenants equal to or exceeding (on a rolling four quarter basis) $1.2 million for July 31, 2006, $1.3 million for October 31, 2006 and $1.8 million for January 31, 2007 and for each successive quarter end thereafter. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

At January 31, 2006, the Company failed to comply with the aforementioned EBITDA and fixed charge coverage covenants. The Bank waived the failure for the measurement period ended January 31, 2006. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of VLI's impairment loss at January 31, 2006.

The amended financing arrangement contains a subjective acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangement due and payable if certain material adverse changes occur. We believe that we will continue to comply with our financial covenants under our financing arrangement. If our performance does not result in compliance with any of our financial covenants, or if the Bank seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to modify our financing arrangement, but there can be no assurance that the Bank would not exercise their rights and remedies under our financing arrangement including accelerating payment of all outstanding senior and subordinated debt due and payable.

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

We are a holding company with no operations other than our investments in VLI and SMC. At January 31, 2006, there were no restrictions with respect to dividends or other payments from VLI and SMC to Argan.

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

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles. Note 2 to the consolidated financial statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to our accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets and deferred income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements. If future conditions and results are different than our assumptions and estimates, materially different amounts could be reported.

Revenue Recognition

Vitarich Laboratories, Inc.

We manufacture products for our customers based on their orders. We typically ship the orders immediately after production, keeping relatively little on-hand as finished goods inventory. We recognize customer sales at the time title and the risks and rewards of ownership passes to our customer which is generally when orders are shipped. Sales are recognized on a net basis which reflect reductions for certain product returns and discounts. Cost of goods sold and finished goods inventory include materials and direct labor as well as other direct costs combined with allocations of indirect operational costs.

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

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. Estimated earnings in excess of billings totaled $675,000 at January 31, 2006.

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

Impairment of Long-Lived Assets, Including Definite Lived Intangible Assets

Long-lived assets, consisting primarily of property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." We determine whether any impairment exists by comparing the carrying value of these long-lived assets to the undiscounted future cash flows expected to result from the use of these assets. In the event we determine that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. During the twelve months ended January 31, 2006, the Company recorded an impairment charge for its proprietary formulas intangible asset. (See Results of Operations for the twelve months ended January 31, 2006 for further discussion.)

Goodwill and Other Indefinite Lived Intangible Assets

In connection with the acquisitions of VLI and SMC, the Company has substantial goodwill and intangible assets including contractual customer relationships, proprietary formulas, non-compete agreements and trade names. In accordance with SFAS 142 "Goodwill and Other Intangible Assets," the Company reviews for impairment, at least annually, goodwill and intangible assets deemed to have an indefinite life.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally a Company's operating segment, is determined using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. Developing assumptions for the Company's entrepreneurial business requires significant judgment and to a great extent relies on the Company's ability to successfully determine trends with respect to customers, industry and regulatory environment. The assumptions, including assumptions about future flows and growth rates, are based on the Company's budget and business plans as well as industry trends with respect to customers and other manufacturers' and distributors' sales and margins. The Company reviews trends for publicly traded companies which either compete with the Company to provide services or the types of products the Company produces or are users of the types of services and products provided by the Company. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. Discount rate assumptions are based on the Company's subjective assessment of the risk inherent in the respective reporting units. Risks which the Company faces in its business include the public's perception of our integrity and the safety and quality of our products and services. In addition, in the industries that we operate we are subject to rapidly changing consumer demands and preferences. The Company also operates in competitive industries. We are not assured that customers or potential customers will regard our products and services as sufficiently distinguishable from our competitors' product and service offerings. If after taking into consideration industry and Company trends, the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The Company will test for impairment of Goodwill and other intangible assets more frequently if events or changes in circumstances indicate that the asset might be impaired. In accordance with its annual valuation of goodwill, the Company recorded an impairment loss with respect to VLI's goodwill and its proprietary formulas for the twelve months ended January 31, 2006. (See further discussion of our results of operations for the twelve months ended January 31, 2006.)

During the twelve months ended January 31, 2005, we recognized that an impairment existed on an interim basis with respect to SMC's goodwill, contractual customer relationships and trade name. (See further discussion of our results of operations for the twelve months ended January 31, 2005.)

Contractual Customer Relationships

Southern Maryland Cable, Inc. - The fair value of the Contractual Customer Relationships (CCR's) was determined at the time of the acquisition of SMC by discounting the cash flows expected from SMC's continued relationships with three customers - General Dynamics Corp. (GD), Verizon Communications (VZ) and Southern Maryland Electric Cooperative (SMECO). Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions. In some cases, the estimates of future cash flows reflect periods beyond those of the current contracts in place. While SMC's relationship with GD is relatively recent, SMC has performed work for VZ and SMECO for approximately twenty years and ten years respectively. The long-term relationship with VZ and SMECO affected the discount rate used to discount expected cash flows as well as the Company's estimated weighted average cost of capital and SMC's asset mix. We are amortizing the CCR's over a seven year weighted average life given the long standing relationships SMC has with VZ and SMECO.

During the twelve months ended January 31, 2005, we recognized that an impairment existed on an interim basis with respect to SMC's goodwill, contractual customer relationships and trade name. (See further discussion of our results of operations on the twelve months ended January 31, 2005.)

Vitarich Laboratories, Inc. - The fair value of the Contractual Customer Relationships at VLI (VCCR's) was determined at the time of the acquisition of VLI by identifying long established customer relationships in which VLI has a pattern of recurring purchase and sales orders. The Company estimated expected cash flows attributable to these existing customer relationships factoring in market place assumptions regarding future contract renewals, customer attrition rates and forecasted expenses to maintain the installed customer base. These cash flows were then discounted based on a rate that reflects the perceived risk of the VCCR's, the Company's estimated weighted average cost of capital and VLI's asset mix. VLI has had a relationship of five years or more with most if its currently significant customers. We are amortizing VCCR's over a five year life based on our expectations of continued cash flows from these relationships and our history of maintaining relationships.

Trade Name

The fair value of the SMC Trade Name was estimated using a relief-from-royalty-methodology. We determined that the useful life of the Trade Name was indefinite since it is expected to contribute directly to future cash flows in perpetuity. The Company has also considered the effects of demand and competition including its customer base. While SMC is not a nationally recognized Trade Name, it is a regionally recognized name in Maryland and the Mid-Atlantic region, SMC's primary region of operations.

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

Proprietary Formulas

The fair value of the Proprietary Formulas (PF's) was determined at the time of the acquisition of VLI. Cash flows were developed based on employing a technology contribution approach to determine revenues associated with existing proprietary formulations.

Estimates regarding product life cycle and development costs were utilized in determining cash flow. The expected cash flows were discounted based using a rate that reflects the perceived risk of the PF's, the Company's weighted average cost of capital and VLI's asset mix. We are amortizing the PF's over a three year life based on the estimated contributory life of the PF's utilizing historical product life cycles and changes in technology.

During the twelve months ended January 31, 2006, we recognized in our annual valuation of our purchased intangibles that an impairment existed with respect to VLI's goodwill and proprietary formulas. (See further discussion of our results of operations for the twelve months ended January 31, 2006.)

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

At January 31, 2006, we have net operating loss carry forward aggregating $377,000 which expires in 2026.

Stock Based Compensation

We continue to apply APB Opinion No. 25 and related interpretations to its stock based compensation awards. The fair value of the options granted in fiscal 2006 and 2005 have been estimated at the date of grant using the Black-Scholes option-pricing model. Because option valuation models require the use of subjective assumptions, any changes in these assumptions can materially impact the fair value.

                              Pro Forma Disclosures

                      Years Ended January 31, 2006 and 2005

                                                                         2006            2005
                                                                     -----------     -----------
Net loss, as reported                                                ($9,508,000)    ($3,193,000)
Add: Stock based compensation recorded in the financial statements            --              --
Deduct: Total stock-based employees compensation
  expense determined under fair value based methods
  for all awards, net of amounts already recorded                        (44,000)        (59,000)
                                                                     -----------     -----------

Pro forma net loss                                                   ($9,552,000)    ($3,252,000)
                                                                     ===========     ===========

Basic and diluted loss per share:

Basic and diluted - as reported                                           ($2.76)         ($1.49)

Basic and diluted - pro forma                                             ($2.78)         ($1.51)

Weighted average fair value of options granted                             $2.28           $2.23

Risk-free interest rate                                                     3.65%           3.49%

Expected volatility                                                           56%             57%

Expected life                                                            5 years         5 years

Dividend yield                                                                 0%              0%


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

In connection with the Merger Agreement, the Company paid Kevin J. Thomas (Thomas), the former shareholder of Vitarich, initial consideration consisting of (i) $6.1 million in cash; and (ii) 825,000 shares of the Company's common stock which was valued at $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. These 825,000 shares were registered on Form S-3 under the Securities Act of 1933, as amended, on February 25, 2005. The Company incurred $600,000 in transaction costs which are included in the purchase cost.

Pursuant to the Merger Agreement, in addition to the initial consideration paid at closing, the Company agreed to pay Thomas additional consideration equal to
(a) 5.5 times the Adjusted EBITDA of Vitarich (as defined in the Merger Agreement) for the 12 months ended February 28, 2005 (b) less the initial consideration paid at closing (provided, however, that in no event shall the additional consideration be less than zero or require repayment by Thomas of any portion of the initial consideration paid at closing) ("Additional Cash Consideration"). Such Additional Cash Consideration was to be paid 50% in the form of a subordinated note and 50% through issuance of additional common stock of the Company.

The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On July 5, 2005, the Company and Thomas entered into an agreement (Earn Back Agreement) concerning the calculation of Additional Consideration due Thomas. In the Earn Back Agreement, the Company agreed to pay Thomas $594,000 in a subordinated note and 76,645 shares of the Company's common stock valued at $5.50 per share utilizing the quoted market price on July 5, 2005. The $1,015,000 of Additional Consideration has been recorded by the Company as additional purchase consideration and an increase in goodwill.

During the twelve months ended January 31, 2006, we recorded an impairment loss with respect to VLI's goodwill. (See further discussion of our resulting operations for the twelve months ended January 31, 2006.)

The Merger Agreement also provided that, if between the closing date and the payment date of the Additional Cash Consideration, the Company raised additional capital by issuance of stock pursuant to a public or private offering for a price less than $7.75 per share (the Additional Capital Subscription Price), then the number of shares of the Company's common stock issued to Thomas as initial consideration in the merger was to be adjusted to the number of shares of the Company's common stock that would have been issued at the closing of the merger had the value of each share of the Company's common stock been the Additional Capital Subscription Price. (See disclosure regarding Letter Agreement below).

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

On January 28, 2005 the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into the aforementioned Debt Subordination Agreement, reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price was below $7.75 per share less the 1,173,147 shares previously issued. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and were accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock." At January 31, 2005, the Company recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

At issuance, $501,000 of the charge related to the liability for derivative financial instruments was recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge was recorded as compensation expense due to Thomas. The amortization of the deferred loan issuance cost will increase the Company's future interest expense through August 1, 2007, the maturity date of the note, and reduce net income. The charge for compensation to Thomas was classified as non-cash compensation expense and it increased the net loss by $614,000 for the year ended January 31, 2005. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The Company recorded a fair value adjustment of a $1,587,000 loss during the twelve months ended January 31, 2006, which is also reflected as a change in liability for the derivative financial instrument and as a charge to the Company's other expenses, net and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

On May 5, 2006, the Company entered into an agreement with Thomas to extend the maturity of the subordinated note to August 1, 2007.

During the twelve months ended January 31, 2006, we recorded impairment losses with respect to VLI's goodwill and proprietary formulas which were acquired in the acquisition. (See further discussion of our resulting operations for the twelve months ended January 31, 2006.)

WESTERN FILTER LITIGATION

On October 31, 2003, the Company completed the sale of Puroflow Incorporated (a wholly-owned subsidiary) to Western Filter Corporation (WFC) for approximately $3.5 million in cash of which $300,000 is held in escrow to indemnify WFC from losses if a breach of the representations and warranties made by the Company in connection with that sale should occur. On September 17, 2004, WFC notified the Company asserting that WFC believes that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party.

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

At January 31, 2006, the Company has an accrual related to this matter of $360,000 for estimated payments and legal fees related to the claims of WFC that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability that may result from this matter is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the twelve months ended January 31, 2006 compared to the twelve months ended January 31, 2005.

                                                            Year Ended
                                                            January 31

                                                       2006            2005
                                                   ------------    ------------
Net sales
    Nutraceutical products                          $17,702,000      $6,805,000
    Telecom infrastructure services                  10,750,000       7,713,000
                                                   ------------    ------------
Net sales                                            28,452,000      14,518,000
                                                   ------------    ------------
Cost of sales
    Nutraceutical products                           13,842,000       4,852,000
    Telecom infrastructure services                   8,543,000       6,559,000
                                                   ------------    ------------
Gross profit                                          6,067,000       3,107,000
                                                   ------------    ------------
Selling and general and administrative expenses,
    including non-cash compensation expense of
    $614,000 in 2005                                  7,469,000       5,346,000
Impairment loss                                       6,497,000       1,942,000
                                                   ------------    ------------
Loss from operations                                 (7,899,000)     (4,181,000)
Interest expense                                        606,000         124,000
Other expense (income), net                           1,925,000         (67,000)
                                                   ------------    ------------
Loss before income taxes                            (10,430,000)     (4,238,000)
Income tax benefit                                      922,000       1,045,000
                                                   ------------    ------------
Net loss                                            ($9,508,000)    ($3,193,000)
                                                   ============    ============
Basic and diluted loss per share                         ($2.76)         ($1.49)
                                                   ============    ============
Weighted average shares outstanding - basic
    and diluted                                       3,439,000       2,149,000
                                                   ============    ============

Balance sheet data:

Working capital                                      $1,516,000      $1,488,000
Total assets                                         23,622,000      25,257,000
Long-term obligations                                 3,468,000         481,000
Stockholders' equity                                 11,686,000      15,500,000
Cash dividends declared per common share                     --              --


Net Sales

Net sales of nutraceutical products were $17,702,000 for the year ended January 31, 2006, compared to net sales of nutraceutical products of $6,805,000 for the year ended January 31, 2005. The increase in net sales of nutraceutical products of $10,897,000 or 160% is due primarily to the acquisition of VLI on August 31, 2004. The results of VLI were included for five months during the year ended January 31, 2005 and for the entire year ended January 31, 2006. VLI experienced a 8% gain in net sales comparing the year ended January 31, 2006 to the same period a year ago.

Net sales of telecommunications infrastructure services were $10,750,000 for the year ended January 31, 2006 compared to $7,713,000 for the year ended January 31, 2005. The increase is due primarily to increased revenues of $1.2 million for services to Verizon Communications, Inc. (VZ). VZ revenues increased in the current fiscal year due to SMC reestablishing a contractual relationship with VZ which had been previously discontinued. In July 2004, SMC lost a significantly profitable contract with VZ. In September 2005, SMC commenced work on an underground telecommunications infrastructure services contract which had previously been awarded to a third party which could not perform. In addition, SMC commenced contracting directly with Electronic Data Systems Corp. (EDS) which provided approximately $1 million in revenues during the year ended January 31, 2006. SMC also experienced increased revenues from a broad range of existing as well as new customers.

Cost of Sales

For the year ended January 31, 2006, cost of sales for nutraceutical products were $13,842,000 or 78% of net sales for nutraceutical products compared to $4,852,000 or 71% of net sales for nutraceutical products for the year ended January 31, 2005. VLI experienced a higher percentage of cost of sales in fiscal year 2006 due to increased costs of non-nutritional materials whose cost was affected by the rise in oil prices. In addition, VLI outsourced certain manufacturing processes due to in-house machinery performance issues. VLI also became certified as a "Good Manufacturing Processes" (GMP) facility during the year ended January 31, 2006 which required increased laboratory capabilities and staff.

For the year ended, January 31, 2006, cost of sales for telecommunications infrastructure services was $8,543,000 or 79% of net sales of telecommunications infrastructure services compared to $6,559,000 or 85% of net sales for telecommunications infrastructure services for the year ended January 31, 2005. SMC experienced improved percentage margin performance due primarily to more effective utilization of technical staff assigned to work performed for General Dynamics and EDS as work loads were more consistent in fiscal year 2006 than in fiscal year 2005. In addition, new field operations management had a positive impact on certain time and materials contracts.

Selling, General and Administrative Expenses

For the year ended January 31, 2006, selling general and administrative expenses were $7,469,000 or 26% of consolidated net sales compared to $5,346,000 or 37% of consolidated net sales for the year January 31, 2005. An increase of $2,610,000 in expenses was due primarily to the acquisition of VLI which was acquired on August 31, 2004 and included for five months in the year ended January 31, 2005 compared to the entire year ended January 31, 2006. At January 31, 2006, corporate expenses decreased by $446,000 from the year ended January 31, 2005 due primarily to $614,000 in non-cash compensation expense attributed to Kevin Thomas at January 31, 2005 in connection with certain derivative financial instruments the impact of which was offset in part by a consulting fee of $100,000 paid to MSR during the year ended January 31, 2006.

Impairment of Goodwill and Intangibles

During the year ended January 31, 2006, as a result of our annual impairment analysis, we determined that the goodwill of VLI was impaired. VLI experienced revenue levels well below expectations due to weaker than anticipated sales of products utilizing its adaptogen inventory raw material. In addition, VLI had gross margins which were lower than VLI's historical experience. The decline was due to VLI's slow reaction to passing along price increases for increased costs of non-nutritional components of its products caused by the spike in oil prices. VLI also experienced increased costs due to outsourcing of the manufacture of certain products at levels greater than anticipated. Also contributing to lower margins was the impact of the costs associated with VLI's certification as a good manufacturing practices facility. The recent under-performance of VLI's financial results reduced the estimate of future cash flows which were discounted based on a rate that reflects the perceived risk of our investment in VLI to determine its fair value. During the twelve months ended January 31, 2006 we recorded a goodwill impairment charge of $5,810,000.

During the year ended January 31, 2006, we determined that VLI's PF intangible was impaired. VLI's revenues were below levels anticipated at the time VLI was acquired. PF's generated less revenue than originally projected at the time of acquisition. PF's, as a result, were determined to be impaired because the carrying amount was not fully recoverable through anticipated future gross cash flows. Accordingly, the Company determined the fair value of the PF's and compared it to its carrying amount. The Company recorded an impairment loss of $687,000, as this is the amount by which the PF's carrying amount exceeded its fair value.

During the year ended January 31, 2005, the Company determined that both events and changes in circumstances with respect to its business climate would have a significant effect on its future estimated cash flows. During the year ended January 31, 2005, SMC had a customer contract terminated which had historically provided positive margins and cash flows. In addition, SMC experienced revenue levels well below expectations for its largest fixed price contract customer. As a consequence, SMC reduced its future expectations of cash flows and the Company concluded that there was an indication that its intangible assets not subject to amortization might be impaired. In performing its analysis of future cash flows, the Company assumed substantial increase in revenue for the twelve months ended January 31, 2006 and marginal growth thereafter. In addition, the Company assumed that SMC would return to its historical gross margin percentages. The Company determined the fair value of SMC's Goodwill and Trade Name and compared it to its respective carrying amounts. The carrying amounts exceeded SMC's Goodwill and Trade Name's respective fair values by $740,000 and $456,000, respectively, which the Company recorded as an impairment loss for the year ended January 31, 2005.

During the twelve months ended January 31, 2005, the Company terminated a customer contract. The impact of the termination indicated that its Contractual Customer Relationships (CCR) carrying amount was not fully recoverable. Accordingly, the Company determined the fair value of the CCR's and compared it to its carrying amount. The Company recorded an impairment loss of $746,000, as this is the amount by which the CCR's carrying amount exceeded its fair value.

Interest Expense

We had an increase in interest expense to $606,000 for the year ended January 31, 2006 from $124,000 for the year ended January 31, 2005 due primarily to the amortization of issuance cost for subordinated debt of $244,000 and interest expense on subordinated debt of $170,000.

Other Expense, Net

We had other expense of $1,925,000 for the year ended January 31, 2006 compared to other income of $67,000 for the year ended January 31, 2005. The significant amount of other expense is due to the fair value loss for the liability for derivative financial instruments of $1,930,000 which was realized during the year ended January 31, 2006.

Income Tax Benefit

AI's effective income tax benefit rate was 9% for the twelve months ended January 31, 2006 compared to a 25% income tax benefit rate for the twelve months ended January 31, 2005. During the year ended January 31, 2006, the Company recorded the impairment loss of $5,810,000 with respect to VLI's goodwill and the $1,930,000 fair market value loss for the liability for derivative financial instruments as other expense both of which are treated as permanent differences for income tax reporting purposes. These permanent differences reduced our effective income tax benefit rate from 38% to 9% for the year ended January 31, 2006. During the twelve months ended January 31, 2005, we recorded a $740,000 impairment charge related to goodwill and compensation expense of $614,000 attributed to inducements given to Thomas which are treated as permanent differences for income tax reporting purposes. We considered the aforementioned permanent differences in AI's effective tax rate.

Comparison of the Results of Operations for the Fiscal Year Ended January 31, 2006 to the Pro Forma Results of Operations for the Fiscal Year Ended January 31, 2005

The following summarizes the results of our operations for twelve months ended January 31, 2006 compared to unaudited pro forma statement of operations for the twelve months ended January 31, 2005 as if the acquisition of VLI was completed on February 1, 2004.

The unaudited pro forma statement of operations does not purport to be indicative of the results that would have actually been obtained if the acquisition of VLI occurred on February 1, 2004 or that may be obtained in the future. VLI previously reported its results of operations using a calendar year-end. No material events occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma statements of operations.

                                                            Year Ended
                                                            January 31

                                                       2006            2005
                                                   ------------    ------------
Net sales                                                          (Pro forma)

    Nutraceutical products                          $17,702,000     $16,418,000
    Telecom infrastructure services                  10,750,000       7,713,000
                                                   ------------    ------------
Net sales                                            28,452,000      24,131,000
                                                   ------------    ------------
Cost of sales
    Nutraceutical products                           13,842,000      11,865,000
    Telecom infrastructure services                   8,543,000       6,559,000
                                                   ------------    ------------
Gross profit                                          6,067,000       5,707,000
Selling and general and administrative expenses,
    Including non-cash compensation expense
    of $614,000 in 2005                               7,469,000       7,260,000
Impairment loss                                       6,497,000       1,942,000
                                                   ------------    ------------
Loss from operations                                ($7,899,000)    ($3,495,000)
                                                   ============    ============


Net Sales

Net sales of nutraceutical products were $17,702,000 for the year ended January 31, 2006 compared to pro forma net sales of $16,418,000 of nutraceutical products for the year ended January 31, 2005 or an increase of 8%. The increase in net sales was due primarily to the increase of sales with CyberWize.com, Inc.
(C).

Net sales of telecommunications infrastructure services were $10,750,000 for the year ended January 31, 2006 compared to $7,713,000 for the year ended January 31, 2005. The increase is due primarily to increased revenues of $1.2 million for services to Verizon Communications, Inc. (VZ). VZ revenues increased in the current fiscal year due to SMC reestablishing a contractual relationship with VZ which had been previously discontinued. In July 2004, SMC lost a significantly profitable contract with VZ. In September 2005, SMC commenced work on an underground telecommunications infrastructure services contract which had previously been awarded to a third party which could not perform. In addition, SMC commenced contracting directly with Electronic Data Systems Corp. (EDS) which provided approximately $1 million in revenues during the year ended January 31, 2006. SMC also experienced increased revenues from a broad range of existing as well as new customers.

Cost of Sales

For the year ended January 31, 2006, cost of sales for nutraceutical products were $13,842,000 or 78% of net sales for nutraceutical products compared to $11,865,000 or 72% of pro forma net sales of nutraceutical products for the year ended January 31, 2005. VLI experienced a higher percentage of cost of sales during the year ended January 31, 2006 due to increased costs of non-nutritional materials whose cost was affected by the rise in oil prices. In addition, VLI incurred costs because it outsourced certain manufacturing processes due in-house machinery performance issues. VLI also became certified as a "Good Manufacturing Processes" (GMP) facility during the year ended January 31, 2006 which required increased laboratory capabilities and staff.

For the year ended, January 31, 2006, cost of sales for telecommunications infrastructure services was $8,543,000 or 79% of net sales of telecommunications infrastructure services compared to $6,559,000 or 85% of net sales for telecommunications infrastructure services for the year ended January 31, 2005. SMC experienced improved percentage margin performance due primarily to more effective utilization of technical staff assigned to work performed for General Dynamics and EDS as work loads were more consistent in fiscal year 2006 than in fiscal year 2005. In addition, new field operations management had a positive impact on certain time and materials contracts.

Selling General and Administrative

For the year ended January 31, 2006, selling general and administrative expenses were $7,469,000 or 26% of consolidated net sales compared to $7,260,000 or 30% of pro forma consolidated net sales for the year ended January 31, 2005. During the year ended January 31, 2006, corporate expenses decreased by $446,000 due primarily to $614,000 in non-cash compensation expense attributed to Kevin Thomas at January 31, 2005 in connection with certain derivative financial instruments which was offset, in part, by a consulting fee of $100,000 paid to MSR during the year ended January 31, 2006. VLI experienced an increase in selling costs during the year ended January 31, 2006, as it commenced an expansion of its efforts to expand its product offerings to new customers. In addition, VLI incurred recruiting, relocation and severance costs in building its management team.

Impairment of Goodwill and Intangibles (See discussion above regarding impairment losses recorded during the years ended January 31, 2006 and 2005.)

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

We had working capital of $1.5 million at January 31, 2006. We had $5,000 in cash. In addition, we had $2.4 million available under credit facilities.

Working capital was approximately $1.5 million at January 31, 2006 and 2005. Components of the Company's cash flow provided by operations during the year ended January 31, 2006 included an increase of $400,000 in accounts receivable, an increase of $352,000 in estimated earnings in excess of billings which were offset by an increase in accounts payable and accrued expenses of $2,016,000. The Company had a loss before taxes of $10,430,000 for the year ended January 31, 2006. The Company's non-cash expenses included in the determination of loss before income taxes included the impairment loss of $6,497,000 with respect to VLI's annual valuation of goodwill and PF's, the non-cash loss on liability for derivative financial instruments of $1,930,000, $1,603,000 for amortization of purchased intangibles, and $1,076,000 for depreciation and other amortization.

Cash Flows

Net cash provided by operations for the year ended January 31, 2006, was $2,322,000 compared with $2,226,000 of cash used in operations for the year ended January 31, 2005 due primarily to the improved performance of SMC. For the year ended January 31, 2006, SMC had income from operations of $658,000 compared to a loss of $2,378,000 for the year ended January 31, 2005. Revenues from VZ increased by $1.2 million due to SMC reestablishing a contractual relationship with VZ which had been previously discontinued. In July 2004, SMC lost a significantly profitable contract with VZ. In September 2005, SMC commenced work on an underground telecommunications infrastructure services contract which had been previously awarded to a third party which could not perform. In addition, SMC commenced contracting directly with EDS which provided approximately $1 million in revenues during the year ended January 31, 2006. SMC also experienced increased revenues from a broad range of existing as well as new customers.

The Company's non-cash expenses increased during the year ended January 31, 2006 due primarily to the acquisition of VLI in August 2004. VLI is included in the Company's results for the entire year ended January 31, 2006 and five months for the year ended January 31, 2005. Depreciation and amortization increased to $1,076,000 for the year ended January 31, 2006 from $547,000 for the same period one year ago. Amortization of purchased intangibles increased to $1,603,000 for the year ended January 31, 2006 from $830,000 for the year ended January 31, 2005.

During the year ended January 31, 2006, the Company recorded an impairment loss of $6,497,000 with respect to its annual valuation of VLI's goodwill and PF's. (See preceding discussion in Results of Operations.)

During the year ended January 31, 2005, the Company suffered an impairment loss on goodwill and other purchased intangibles with respect to SMC. Non-cash loss on liability for derivative financial instruments reflects the mark to market loss through July 31, 2005 of liability for derivative financial instruments which were created in January 2005.

During the year ended January 31, 2006, accounts receivable, net and estimated earnings in excess of billings used cash of $400,000 and $352,000, respectively, due to the strong fourth quarter revenue experienced by SMC. During the twelve months ended January 31, 2006, accounts payable and accrued expenses provided $2,016,000 in cash due to increased customer deposits to secure current and future sales activity, the build-up of inventory at the end of the year to support future sales, accrued corporate legal fees for WFC case, as well as payments due SMC's subcontractors who are paid on terms consistent to SMC's terms with its customers.

During the year ended January 31, 2006, net cash used for investing activities was $1,826,000 compared to net cash used for investing activities of $3,879,000 for the year ended January 31, 2005. The significant amount of cash used for investing activities during the year ended January 31, 2005 was due to the acquisition of VLI for $6,650,000 which was partially funded by redemption of investments. In comparison, the Company spent $1,173,000 for property and equipment to upgrade VLI's manufacturing efficiency and other payments of $426,000 with respect to the acquisition of VLI during the year ended January 31, 2006.

For the year ended January 31, 2006, net cash used by financing activities was $658,000 compared to $1,060,000 provided by financing activities for the year ended January 31, 2005. The change in net cash provided during the year ended January 31, 2005 to net cash used during the year ended January 31, 2006 is due to payments made on the line of credit by the Company during the year ended January 31, 2006 from cash provided by operating activities offset, in part, by escrow cash which provided $304,000 in cash as a result of Bank of America, NA
(Bank) releasing escrowed funds in accordance with the amended financing arrangements for the year ended January 31, 2006.

In May 2006, the Company agreed to amend the existing financing arrangements whereby the revolving line of credit of $4.25 million in maximum availability was extended to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three-year note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank of America, N.A. (Bank) criteria (Borrowing Base). The aforementioned three-year note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of January 31, 2006, the Company had $200,000 outstanding under the term note. At January 31, 2006, the Company also had $1,243,000 outstanding under the revolving line of credit at an interest rate of 7.74% with $2.4 million of additional availability under its borrowing base. At January 31, 2005, the Company had $1,659,000 outstanding under its revolving line of credit at an interest rate of 5.78%.

The amended financing arrangements provides for a new $1.5 million term loan facility (New Term Loan). The proceeds of the New Term Loan are designated to refinance a portion of the existing subordinated note with Kevin Thomas that has a current outstanding balance of $3,292,000 which is due on August 1, 2007. Advances under the New Term Loan are subject to the Company being in compliance with its debt covenants with the Bank. The New Term Loan will be repaid in thirty-six equal monthly principal payments and bear interest at LIBOR plus 3.25%. If the Company draws on the New Term Loan, the Company's Borrowing Base will be reduced by $750,000 for maximum availability under the revolving line of credit.

The amended financing arrangements provides for the measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 (with the next measurement period of July 31, 2006) and requiring pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the next measurement period of July 31, 2006). The amended financing arrangements also provide a requirement that the Company meet minimum EBITDA covenants equal to or exceeding (on a rolling four quarter basis) $1.2 million for July 31, 2006, $1.3 million for October 31, 2006 and $1.8 million for January 31, 2007 and for each successive quarter end thereafter. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

The amended financing arrangement contains a subjective acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangement due and payable if certain material adverse changes occur. We believe that we will continue to comply with our financial covenants under our financing arrangement. If our performance does not result in compliance with any of our financial covenants, or if the Bank seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to modify our financing arrangement, but there can be no assurance that the Bank would not exercise their rights and remedies under our financing arrangement including accelerating payment of all outstanding senior and subordinated debt due and payable.

At January 31, 2006, the Company was not in compliance with the aforementioned EBITDA and fixed charge coverage covenants. The Bank waived the failure for the measurement period ended January 31, 2006. For future periods the Bank revised the definitions of certain components of the financial covenants to exclude the impact of VLI's impairment loss at January 31, 2006.

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

Contractual Obligations

Our current contractual obligations include long-term debt, subordinated debt and operating leases for our office, warehouse and manufacturing facilities. See Notes 6, 8 and 13 of our consolidated financial statements for a discussion of our contractual obligations.

Principal maturities of long-term debt and future minimum lease payments at January 31, 2006 are as follows:

                                             Payment Due by Period
                                       ---------------------------------   More than
Contractual Obligations     Total      One Year   1-3 Years    4-5 Years    5 Years
-----------------------   ----------   --------   ----------   ---------   ---------

Long-term debt              $597,000   $421,000     $167,000      $9,000          --

Subordinated debt          3,292,000         --    3,292,000          --          --

Operating Leases           2,533,000    450,000      805,000     598,000    $680,000
                          ----------   --------   ----------   ---------   ---------

Total                     $6,422,000   $871,000   $4,264,000    $607,000    $680,000
                          ==========   ========   ==========   =========   =========


Customers

During the twelve months ended January 31, 2006, we provided nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with General Dynamics Corp. ("GD"). Certain of our more significant customer relationships are with Southern Maryland Electrical Cooperative (SMECO), GD, TriVita Corporation (TVC), Rob Reiss Companies (RRC), CyberWize.com, Inc. (C), Orange Peel Enterprises (OPE) and Verizon Communications (VZ). SMECO, GD and VZ accounted for approximately 12%, 7% and 6% of consolidated net sales during the twelve months ended January 31, 2006. TVC, RRC, C and OPE accounted for 21%, 12%, 6% and 6% of consolidated net sales for the twelve months ended January 31, 2006. Combined SMECO, GD, TVC, RRC, C, OPE and VZ accounted for approximately 70% of consolidated net sales during the twelve months ended January 31, 2006.

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

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123(R)") which supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," replaces Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" and amends FASB Statement No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in our consolidated statements of operations based on their fair values. Pro forma disclosure is no longer an alternative. We will adopt SFAS 123(R) on February 1, 2006 using the modified prospective method and, accordingly, the financial statements for prior periods will not reflect any restated amounts. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for fiscal year 2006 and 2005, presented as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS No. 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, it is evaluating the requirements under SFAS No. 123(R). The Company has not had a consistent pattern of issuing stock options. The Company typically issues blocks of stock options when it consummates an acquisition such as VLI when it issued stock options in September 2004 for 35,000 shares which had an estimated fair value of $78,000. The full impact of adopting SFAS 123(R) cannot be accurately estimated at this time as it will depend on the market value and the amount of share based awards granted in future periods.

In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151") which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement as required, and management does not believe the adoption will have a material effect on the Company's results of operations, financial condition or liquidity.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 requires restatement of prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe that the adoption of SFAS No. 154 will have a material impact on the Company's consolidated financial statements.

INTERNAL CONTROL OVER FINANCIAL REPORTING

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of The Company's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b)  Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of Internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Management has enhanced internal controls over financial reporting during the quarter ended January 31, 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. The Company improved controls over material agreements and filings with the SEC prior to their release as well as the monitoring of the financial information of the Company's subsidiaries.

EFFECTS OF INFLATION ON BUSINESS

Management believes that inflation will not have a material effect on the Company's operations.

ITEM 7. FINANCIAL STATEMENTS

The following financial statements (including the notes thereto and the Report of the Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-KSB.

      Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

      Consolidated Balance Sheets at January 31, 2006 and 2005.

      Consolidated Statements of Operations for each of the two years in the period ended January 31, 2006. Consolidated Statements of Stockholders' Equity for each of the two years in the period ended January 31, 2006.

      Consolidated Statements of Cash Flows for each of the two years in the period ended January 31, 2006.

      Notes to Consolidated Financial Statements.

   REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Argan, Inc.

We have audited the accompanying consolidated balance sheets of Argan, Inc. (the Company) as of January 31, 2006 and 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended January 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argan, Inc. at January 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles.

                                                       /s/ ERNST & YOUNG LLP

McLean, Virginia
May 10, 2006

                                   ARGAN, INC.

                           Consolidated Balance Sheets

                                                                       January 31, 2006    January 31, 2005
                                                                       ================    ================
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                    $5,000            $167,000
    Accounts receivable, net of allowance for doubtful accounts
       of $50,000 at 1/31/06 and $85,000 at 1/31/05                           3,351,000           2,951,000
    Receivable from affiliated entity, net of allowance for doubtful
       accounts of $0 at 1/31/06 and $84,000 at 1/31/05                         157,000             112,000
    Escrowed cash                                                               300,000             604,000
    Estimated earnings in excess of billings                                    675,000             323,000
    Inventories, net of reserves of  $95,000 at 1/31/06 and $62,000
       at 1/31/05                                                             3,410,000           3,465,000
    Prepaid expenses and other current assets                                   458,000             622,000
                                                                       ----------------    ----------------
TOTAL CURRENT ASSETS                                                          8,356,000           8,244,000
                                                                       ----------------    ----------------

Property and equipment, net                                                   3,324,000           2,703,000
Issuance cost for subordinated debt                                             257,000             501,000
Other assets                                                                     46,000              35,000
Contractual customer relationships, net                                       1,894,000           2,397,000
Trade name                                                                      224,000             224,000
Proprietary formulas, net                                                       726,000           2,153,000
Non-compete agreement, net                                                    1,290,000           1,650,000
Goodwill                                                                      7,505,000           7,350,000
                                                                       ----------------    ----------------
TOTAL ASSETS                                                                $23,622,000         $25,257,000
                                                                       ================    ================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                         $3,205,000          $1,705,000
    Due to affiliates                                                           121,000              47,000
    Accrued expenses                                                          1,801,000           1,285,000
    Liability for derivative financial instruments                                   --           1,254,000
    Deferred income tax liability                                                49,000             144,000
    Line of credit                                                            1,243,000           1,659,000
    Current portion of long-term debt                                           421,000             662,000
                                                                       ----------------    ----------------
TOTAL CURRENT LIABILITIES                                                     6,840,000           6,756,000
                                                                       ----------------    ----------------
Deferred income tax liability                                                 1,618,000           2,520,000
Deferred rent                                                                    10,000                  --
Long-term debt                                                                  176,000             481,000
Subordinated debt due former owner of Vitarich Laboratories, Inc.             3,292,000                  --
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share -
       authorized 500,000 shares - issued - none                                     --                  --
   Common stock, par value $.15 per share -
       12,000,000 shares authorized - 3,817,243 shares issued
       at January 31, 2006 and 2,762,078 shares issued at
       January 31, 2005 and 3,814,010 shares outstanding
       at January 31, 2006 and 2,758,845 shares outstanding
       at January 31, 2005                                                      572,000             414,000
   Warrants outstanding                                                         849,000             849,000
   Additional paid-in capital                                                25,336,000          19,800,000
   Accumulated deficit                                                      (15,038,000)         (5,530,000)
   Treasury stock at cost:
       3,233 shares at January 31, 2006 and 2005                                (33,000)            (33,000)
                                                                       ----------------    ----------------
TOTAL STOCKHOLDERS' EQUITY                                                   11,686,000          15,500,000
                                                                       ----------------    ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $23,622,000         $25,257,000
                                                                       ================    ================

                             See Accompanying Notes

                                   ARGAN, INC.

                      Consolidated Statements of Operations

                                                                       Years Ended January 31
                                                                        2006            2005
                                                                    ============    ============

Net Sales
    Nutraceutical products                                           $17,702,000      $6,805,000
    Telecom infrastructure services                                   10,750,000       7,713,000
                                                                    ------------    ------------
Net Sales                                                             28,452,000      14,518,000
Cost of Sales
    Nutraceutical products                                            13,842,000       4,852,000
    Telecom infrastructure services                                    8,543,000       6,559,000
                                                                    ------------    ------------
Gross profit                                                           6,067,000       3,107,000

Selling, general and administrative expenses, includes non-cash compensation expense of $614,000 for the year ended
    January 31, 2005                                                   7,469,000       5,346,000
Impairment loss                                                        6,497,000       1,942,000
                                                                    ------------    ------------
    Loss from operations                                              (7,899,000)     (4,181,000)

Interest expense                                                         606,000         124,000
Other expense (income), net                                            1,925,000         (67,000)
                                                                    ------------    ------------
    Loss before income taxes                                         (10,430,000)     (4,238,000)
Income tax benefit                                                       922,000       1,045,000
                                                                    ------------    ------------
Net loss                                                             ($9,508,000)    ($3,193,000)
                                                                    ============    ============

Basic and diluted loss per share                                          $(2.76)         $(1.49)
                                                                    ============    ============
Weighted average number of shares outstanding - basic and diluted      3,439,000       2,149,000
                                                                    ============    ============

                             See Accompanying Notes

                                   ARGAN, INC.
                 Consolidated Statements of Stockholders' Equity
                  For the Years Ended January 31, 2006 and 2005

                                       COMMON
                                       STOCK                    ADDITIONAL    ACCUMULATED
                                        PAR        WARRANTS       PAID-IN       DEFICIT       TREASURY
                           SHARES      VALUE     OUTSTANDING      CAPITAL        TOTAL          STOCK         TOTAL
                          ---------   --------   ------------   -----------   ------------    ---------    ------------
Balance at
  January 31, 2004        1,802,813   $270,000       $849,000   $14,121,000    $(2,337,000)    $(33,000)    $12,870,000

Acquisition of Vitarich
  Laboratories, Inc.        825,000    124,000             --     4,826,000             --           --       4,950,000

Exercise of Stock             2,000      1,000             --        11,000             --           --          12,000
  Options

Issuance of Common
  Stock                     129,032     19,000             --       842,000             --           --         861,000

Net loss                         --         --             --            --     (3,193,000)          --      (3,193,000)
                          ---------   --------   ------------   -----------   ------------    ---------    ------------
Balance at
  January 31, 2005        2,758,845    414,000        849,000    19,800,000     (5,530,000)     (33,000)     15,500,000

Issuance of common
  stock to MSR               95,321     14,000             --       468,000             --           --         482,000

Issuance of common
  stock to Kevin Thomas     959,844    144,000             --     5,068,000             --           --       5,212,000

Net loss                                                                        (9,508,000)                  (9,508,000)
                          ---------   --------   ------------   -----------   ------------    ---------    ------------

Balance at
  January 31, 2006        3,814,010   $572,000       $849,000   $25,336,000   $(15,038,000)    $(33,000)    $11,686,000
                          =========   ========   ============   ===========   ============    =========    ============

                             See Accompanying Notes

                                   ARGAN, INC.
                      Consolidated Statements of Cash Flows

                                                                         Years Ended January 31
                                                                          2006            2005
                                                                      ============    ============
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               ($9,508,000)    ($3,193,000)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
    Depreciation and amortization                                        1,076,000         547,000
    Amortization of purchase intangibles                                 1,603,000         830,000
    Impairment loss on goodwill and intangibles                          6,497,000       1,942,000
    Non-cash compensation expense                                               --         614,000
    Deferred income taxes                                                 (997,000)     (1,108,000)
    Non-cash loss on liability for derivative financial instruments      1,930,000              --
    Gain on sale of property and equipment                                 (25,000)         (5,000)
Changes in operating assets and liabilities:
    Accounts receivable, net                                              (400,000)        (57,000)
    Receivable from affiliated entity, net                                 (45,000)        (13,000)
    Estimated earnings in excess of billings                              (352,000)        191,000
    Inventories, net                                                       319,000        (218,000)
    Prepaid expenses and other current assets                              135,000        (107,000)
    Accounts payable and accrued expenses                                2,016,000      (1,640,000)
    Billings in excess of estimated earnings                                    --         (20,000)
    Due to affiliates                                                       74,000          47,000
    Other                                                                   (1,000)        (36,000)
                                                                      ------------    ------------
            Net cash provided by (used in) operating activities          2,322,000      (2,226,000)
                                                                      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Vitarich Laboratories, Inc., net                          (426,000)     (6,650,000)
    Purchase of investments                                                     --      (9,000,000)
    Redemptions of investments                                                  --      12,000,000
    Purchases of property and equipment                                 (1,480,000)       (242,000)
    Proceeds from sale of property and equipment                            80,000          13,000
                                                                      ------------    ------------
            Net cash used in investing activities                       (1,826,000)     (3,879,000)
                                                                      ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from escrowed cash                                            304,000              --
    Proceeds from sale of common stock                                          --       1,000,000
    Proceeds from exercise of stock options                                     --          12,000
    Proceeds from long-term debt                                             9,000              --
    Proceeds from short-term debt                                          140,000         172,000
    Principal payments on short-term debt                                 (156,000)        (47,000)
    Proceeds from line of credit                                         4,825,000       3,109,000
    Principal payments on line of credit                                (5,241,000)     (1,450,000)
    Principal payments on long-term debt                                  (539,000)     (1,229,000)
    Payment of former owner's loan to Vitarich Laboratories, Inc.               --        (507,000)
                                                                      ------------    ------------
            Net cash (used in) provided by financing activities           (658,000)      1,060,000
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                             167,000       5,212,000
                                                                      ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (162,000)     (5,045,000)
                                                                      ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $5,000        $167,000
                                                                      ============    ============

                             See Accompanying Notes

                                   ARGAN, INC.
                Consolidated Statements of Cash Flows (Continued)

                                                                Years Ended January 31
                                                                  2006           2005
                                                              ============   ============

Supplemental disclosure of investing and
     financing activities:
Cash paid during the period for:
     Interest                                                     $350,000       $124,000
                                                              ============   ============
     Income taxes                                                 $151,000       $373,000
                                                              ============   ============
Acquisition of VLI:
Fair value of net assets acquired
     Accounts receivable                                                       $1,470,000
     Inventories                                                                3,247,000
     Other current assets                                                         372,000
     Property and equipment                                                     1,064,000
     Other non-current assets                                                      42,000
                                                                             ------------
     Total non-cash assets                                                      6,195,000

     Accounts payable and accrued expenses                                      3,209,000
     Short-term borrowings and current maturities of debt                       1,191,000
     Other non-current liabilities                                              2,564,000
     Long-term debt                                                               371,000
                                                                             ------------
                                                                                7,335,000

     Net non-cash assets acquired                                              (1,140,000)
                                                                             ------------
     Fair value of net assets acquired                                         (1,140,000)
                                                                             ------------
     Excess of costs over fair value of net assets acquired                    12,740,000
                                                                             ------------
     Purchase price                                                           $11,600,000
                                                                             ============

     Cash paid, net                                                            $6,650,000
     Stock issued                                                               4,950,000
                                                                             ------------
     Purchase price                                                           $11,600,000
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

On October 31, 2003, the Company completed the sale of PI to Western Filter Corporation (WFC) for approximately $3.5 million in cash of which $300,000 is being held in escrow to indemnify WFC from any damages resulting if a breach of representations and warranties under the Stock Purchase Agreement should occur. (See Note 14)

Management's Plans, Liquidity and Business Risks

As of January 31, 2006, the Company had an accumulated deficit of $15 million. At January 31, 2006, the Company had $2.4 million available under its revolving line of credit with the Bank of America, NA (Bank). The Company operates in two separate and distinct markets. The market for nutritional products is highly competitive and the telecom and infrastructure services industry is fragmented, but also very competitive. The successful execution of the Company's business plan is dependent upon the Company's ability to integrate acquired companies and their related assets into its operations, its ability to increase and retain its customers, the ability to maintain compliance with significant government regulation, the ability to attract and retain key employees and the Company's ability to manage its growth and expansion, among other factors.

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company will use $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due the former owner of VLI. The remainder of the proceeds will be used for general corporate purposes. (See Note
9)

The Company's line of credit was due to expire on May 31, 2006. On May 5, 2006, the Company renewed its line of credit with the Bank, extending the maturity date to May 31, 2007. Concurrent with the renewal, the Bank has agreed to provide a new $1.5 million term loan facility (New Term Loan) designed to refinance a portion of the existing subordinated note with the former owner of VLI that had an outstanding balance of $3,292,000 at January 31, 2006. The Company must be in compliance with its debt covenants to draw on the New Term Loan. (See Note 8)

The financing arrangement with the Bank requires the Company to comply with certain financial covenants. At January 31, 2006, the Company failed to comply with financial covenants requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization not exceed 2.5 to 1 and requiring a pro forma fixed charge coverage ratio of not less than 1.25 to 1. The Bank waived the failure for the measurement period ended January 31, 2006. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of VLI's impairment loss at January 31, 2006.

The subordinated debt due the former owner of VLI was originally due on August 1, 2006. On May 5, 2006, the Company entered into an agreement with the former owner of VLI to delay the timing of the payment on the subordinated debt to August 1, 2007. The former owner of VLI will be paid prior to this date if the Company were to raise additional equity having an aggregate purchase price of more than $1 million. The Company also has the option to draw on the aforementioned New Term Loan to pay the former owner of VLI if we are in compliance with their debt covenants. (See Note 8)

Management believes that capital resources available under its renewed line of credit combined with cash generated from the Company's operations is adequate to meet the Company's future operating cash needs. Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of AI and its wholly owned subsidiaries. The Company's fiscal year ends on January 31. The results of companies acquired during the year are included in the consolidated financial statements from the effective date of the acquisition. All significant intercompany balances and transactions have been eliminated in consolidation. The components of loss from continuing operations before income taxes are due to domestic operations.

Use of Estimates - The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue, expenses, and certain financial statement disclosures. Estimates are used for but not limited to our accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long lived assets including goodwill and intangible assets, contingent obligations, and deferred taxes. Actual results could differ from these estimates.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the presentation in the current year financial statements.

Cash and Cash Equivalents - Cash and cash equivalents include cash balances on deposit in banks, overnight investments in mutual funds, and other financial instruments having an original maturity of three months or less. For purposes of the consolidated statements of cash flow, the Company considers these amounts to be cash equivalents.

Escrowed Cash - $300,000 of the proceeds from the sale of PI to WFC is being held in escrow to indemnify WFC from any damage which may result from the breach of representations and warranties under the Stock Purchase Agreement.

Accounts Receivable and Estimated Earnings in Excess of Billings - Accounts receivable and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billing to customers under construction-type contracts varies based on individual contracts and often differs from the period of revenue recognition. These differences are included in estimated earnings. The amount of estimated earnings in excess of billings at January 31, 2006 was $675,000 and is expected to be collected in the normal course of business.

Accounts Receivable - The retainage included in accounts receivable in the accompanying balance sheets represents amounts withheld by customers until the general contractor finishes a phase of a project. Retainage amounts included in accounts receivable was $17,000 at January 31, 2006 and $53,000 at January 31, 2005. The Company expects to collect $17,000 of the retainage within one year.

SMC provides for an allowance for doubtful accounts based on historical experience and a review of its receivables. SMC's receivables are presented net of an allowance for doubtful accounts of $5,000 at January 31, 2006 and $13,000 at January 31, 2005.

VLI provides for an allowance for doubtful accounts based on historical experience and a review of its accounts receivable and the receivable from affiliated entity. Accounts receivable and the receivable from affiliated entity are presented net of an allowance for doubtful accounts of $45,000 and $0, respectively, at January 31, 2006 and $72,000 and $84,000, respectively at January 31, 2005.

Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration, and other factors in evaluating net realizable value.

Inventories consist of the following:

                              2006           2005
                          -----------    -----------
       Raw materials       $3,190,000     $3,268,000
       Work-in-process         70,000         60,000
       Finished goods         245,000        199,000
                          -----------    -----------
                            3,505,000      3,527,000
       Less: Reserves         (95,000)       (62,000)
                          -----------    -----------
       Inventories, net    $3,410,000     $3,465,000
                          ===========    ===========

The Company entered into an agreement with one of its major customers, whereby the customer made an advanced payment to the Company for a significant portion of raw material at cost. The raw material is held at the Company's premises and is used in the production of product for the customer. The Company is accounting for this as an inventory financing arrangement and recognizes revenue from the sale of the raw material when the finished product is shipped to the customer. At January 31, 2006, the Company had inventory and customer deposits related to this arrangement of $470,000.

Property and Equipment - Property and equipment are stated at historical cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. Maintenance and repairs (totaling $476,000 and $347,000 for the years ended January 31, 2006 and 2005, respectively,) are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Issuance Cost for Subordinated Debt - Such costs represent fees and expenses related to the subordinated debt due to the former owner of VLI and are amortized over the term of the related debt.

Impairment of Long-Lived Assets, including Definite Lived Intangible Assets - Long-lived assets, consisting primarily of property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company determines whether any impairment exists by comparing the carrying value of these long-lived assets to the undiscounted future cash flows expected to result from the use of these assets. In the event the Company determines that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate.

Goodwill and Other Indefinite Lived Intangible Assets - In connection with the acquisitions of VLI and SMC, the Company has substantial goodwill and intangible assets including contractual customer relationships, proprietary formulas, non-compete agreements and trade names. In accordance with SFAS 142 "Goodwill and Other Intangible Assets," the Company reviews for impairment, at least annually, goodwill and intangible assets deemed to have an indefinite life.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally a Company's operating segment, is determined using various valuation techniques, with the principal techniques being a discounted cash flow analysis and market multiple valuation. A discounted cash flow analysis requires making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. Developing assumptions for the Company's entrepreneurial business requires significant judgment and to a great extent relies on the Company's ability to successfully determine trends with respect to customers, industry and regulatory environment. The assumptions, including assumptions about future cash flows and growth rates, are based on the Company's budget and business plans as well as industry trends with respect to customers and other manufacturers' and distributors' sales and margins. The Company reviews trends for publicly traded companies which either compete with the Company to provide services or the types of products the Company produces or are users of the types of services and products provided by the Company. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. Discount rate assumptions are based on the Company's subjective assessment of the risk inherent in the respective reporting units. Risks which the Company faces in its business include the public's perception of our integrity and the safety and quality of our products and services. In addition, in the industries that we operate we are subject to rapidly changing consumer demands and preferences. The Company also operates in competitive industries. We are not assured that customers or potential customers will regard our products and services as sufficiently distinguishable from our competitors' product and service offerings. If after taking into consideration industry and Company trends, the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company will test for impairment of goodwill and other intangible assets more frequently if events or changes in circumstances indicate that the asset might be impaired.

In accordance with its annual valuation of goodwill, the Company recorded an impairment loss with respect to VLI's goodwill as of November 1, 2005. (See Note
5)

The Company recorded an impairment loss with respect to SMC's goodwill and intangible assets during the twelve months ended January 31, 2005. (See Note 5)

Contractual Customer Relationships -Southern Maryland Cable, Inc. - The fair value of the Contractual Customer Relationships (CCR's) was determined at the time of the acquisition of SMC by discounting the cash flows expected from SMC's continued relationships with three customers - General Dynamics Corp. (GD), Verizon Communications (VZ) and Southern Maryland Electric Cooperative (SMECO). Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions. In some cases, the estimates of future cash flows reflect periods beyond those of the current contracts in place. While SMC's relationship with GD is relatively recent, SMC has performed work for VZ and SMECO for approximately twenty years and ten years, respectively. The long-term relationship with VZ and SMECO affected the discount rate used to discount expected cash flows as well as the Company's estimated weighted average cost of capital and SMC's asset mix. We are amortizing the CCR's over a seven year weighted average life given the long standing relationships SMC has with VZ and SMECO. The Company recorded an impairment loss with respect to CCR's during the twelve months ended January 31, 2005. (See Note 5)

Contractual Customer Relationships - Vitarich Laboratories, Inc. - The fair value of the Contractual Customer Relationships at VLI (VCCR's) was determined at the time of the acquisition of VLI by identifying long established customer relationships in which VLI has a pattern of recurring purchase and sales orders. The Company estimated expected cash flows attributable to these existing customer relationships factoring in market place assumptions regarding future contract renewals, customer attrition rates and forecasted expenses to maintain the installed customer base. These cash flows were then discounted based on a rate that reflects the perceived risk of the VCCR's, the Company's estimated weighted average cost of capital and VLI's asset mix. VLI has had a relationship of five years or more with most if its currently significant customers. We are amortizing VCCR's over a five year life based on our expectations of continued cash flows from these relationships and our history of maintaining relationships.

Trade Name - The fair value of the SMC trade name was estimated using a relief-from-royalty-methodology. We determined that the useful life of the trade name was indefinite since it is expected to contribute directly to future cash flows in perpetuity. The Company has also considered the effects of demand and competition including its customer base. While SMC is not a nationally recognized trade name, it is a regionally recognized name in the Mid-Atlantic region, SMC's primary region of operations.

We are using the relief-from-royalty method described above to test the Trade Name for impairment annually on November 1 and on an interim basis if events or changes in circumstances between annual tests indicate the Trade Name might be impaired.

Proprietary Formulas - The fair value of the Proprietary Formulas (PF's) was determined at the time of the acquisition of VLI. Cash flows were developed based on employing a technology contribution approach to determine revenues associated with existing proprietary formulations.

Estimates regarding product life cycle and development costs were utilized in determining cash flow. The expected cash flows were discounted based using a rate that reflects the perceived risk of the PF's, the Company's weighted average cost of capital and VLI's asset mix. We are amortizing the PF's over a three year life based on the estimated contributory life of the PF's utilizing historical product life cycles and changes in technology. The Company recorded an impairment loss with respect to VLI's proprietary formulas as of November 1, 2005. (See Note 5)

Non-Compete Agreement - The fair value of the Non-Compete Agreement (NCA) was determined at the time of acquisition of VLI by discounting the estimated reduction in the cash flows expected if one key employee, the former sole shareholder of VLI, were to leave. The key employee signed a non-compete clause prohibiting the employee from competing directly or indirectly for five years. The estimated reduced cash flows were discounted based on a rate that reflects the perceived risk of the NCA, the estimated weighted average cost of capital and VLI's asset mix. We are amortizing the NCA over five years, the length of the non-compete agreement.

Derivative Financial Instruments - The Company accounts for embedded derivative financial instruments as derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities," and Emerging Issues Task Force Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The derivative financial instruments are carried at fair value with changes in fair value recorded as other expense. The determination of fair value for our derivative financial instruments is subject to the volatility of our stock price as well as certain underlying assumptions which include the probability of raising additional capital.

Revenue Recognition - Vitarich Laboratories, Inc. - Customer sales are recognized at the time title and the risks and rewards of ownership passes. This typically is when products are shipped per customer's instructions. Sales are recognized on a net basis which reflect reductions for certain product returns and discounts.

Revenue Recognition - Southern Maryland Cable, Inc. - The Company generates revenue under various arrangements, including contracts under which revenue is based on a fixed price basis and on a time and materials basis. Revenues from time and materials contracts are recognized when the related service is provided to the customer. Revenue from fixed price contracts, including a portion of estimated profit, is recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Many of SMC's contracts consist of multi-deliverables. Because the projects are fully integrated undertakings, SMC cannot separate each component of the services provided.

Cost Recognition - Southern Maryland Cable, Inc. - Direct contract includes all direct material, labor, subcontractor costs and those indirect costs related to contract performance, such as equipment, supplies and tools where a reasonable allocation of such costs to contracts can be made. Selling, general and administrative costs are charged to expense when incurred. At January 31, 2006, the Company did not have any uncompleted contracts for which it anticipated a significant loss.

Cost Recognition - Vitarich Laboratories, Inc. - Cost of goods sold and finished goods inventory include materials and direct labor as well as other direct costs combined with allocations of indirect operational costs. Costs included in finished goods inventory are expensed when products are shipped.

Advertising Costs - The Company accounts for advertising costs in accordance with Statement of Position (SOP) No. 93-7 "Reporting on Advertising Costs." Costs related to specific marketing campaigns are deferred and expensed the first time the advertising takes place. All other advertising and promotion costs are expensed as incurred. At January 31, 2006, the Company had $33,000 of deferred marketing campaign development costs and $27,000 in prepaid advertising supplies. The Company did not have any deferred advertising costs at January 31, 2005. For the years ended January 31, 2006 and 2005, the Company incurred advertising and promotion expense of $22,000 and $7,000, respectively.

Research and Development Expenditures - Vitarich Laboratories, Inc. - Research and development is a key component of VLI's business development efforts. VLI develops product formulations for its customers. VLI focuses its research and development capabilities particularly on new and emerging raw materials and products. Research and development expenses relate primarily to VLI's proprietary formulations and are expensed as incurred. The Company recorded $90,000 and $12,000 of research and development expenses during the years ended January 31, 2006 and 2005, respectively.

Income Taxes - The Company files a consolidated federal income tax return. Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of its assets and liabilities.

Fair Value of Financial Instruments - The carrying amount of certain of the Company's financial instruments, including investments, accounts receivable, and accounts payable, approximates fair value due to the relatively short maturity of such instruments. The Company's variable rate short-term line of credit and variable rate long-term debt approximate fair value because of the short-term nature of the liabilities.

Earnings Per Share - Income (loss) per share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share represent net income divided by the weighted average number of common shares outstanding inclusive of the effects of dilutive securities. Outstanding stock options and warrants were not included in the weighted average number of shares outstanding during the years ended January 31, 2006 and 2005 due to the Company's net loss and because the market price of the Company's common stock was significantly below the respective exercise prices for the stock options and warrants.

Stock Option Plans - The Company measures compensation costs for stock based compensation plans using the intrinsic value method of accounting as prescribed in APB Opinion No. 25 and related interpretations. In electing to continue to follow APB No. 25 for expense recognition purposes, the Company has provided below the expanded disclosures required under SFAS No. 148 for stock-based compensation granted including, if materially different from reported results, disclosure of pro forma net income and net income per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). All options issued during the years ended January 31, 2006 and 2005 had an exercise greater than the market price of the Company's stock on the date of grant. The fair value of the options granted in fiscal years 2006 and 2005 have been estimated at the date of grant using the Black-Scholes option-pricing model. Option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options.

The following tables illustrate the effect on net loss if the fair-value-based method had been applied to all outstanding and unvested awards in each period.

                              Pro Forma Disclosures
                         For the years Ended January 31

                                                                         2006           2005
                                                                     ===========    ===========

Net loss, as reported                                                ($9,508,000)   ($3,193,000)
Add: Stock-based compensation recorded in the financial statements            --             --
Deduct: Total stock-based employee compensation expense
   determined under fair value based methods                             (44,000)       (59,000)
                                                                     -----------    -----------
Pro forma net loss                                                   ($9,552,000)   ($3,252,000)
                                                                     ===========    ===========
Basic and diluted loss per share:
Basic and diluted - as reported                                           ($2.76)        ($1.49)
                                                                     ===========    ===========
Basic and diluted - pro forma                                             ($2.78)        ($1.51)
                                                                     ===========    ===========
Weighted average fair value of options granted                             $2.28          $2.23
Risk-free interest rate                                                     3.65%          3.49%
Expected volatility                                                           56%            57%
Expected life                                                            5 years        5 years
Dividend yield                                                                 0%             0%


Credit Risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable, cash and investments.

AI's seven largest customers, TriVita Corporation (TVC), Southern Maryland Electric Cooperative (SMECO), Rob Reiss Companies (RRC), General Dynamics Corp.
(GD), CyberWize.com, Inc. (C), Orange Peel Enterprises (OPE) and Verizon Communications (VZ) accounted for 21%, 12%, 12%, 7%, 6%, 6% and 6%, respectively of consolidated net sales for the year ended January 31, 2006. AI's four largest customers, SMECO, TVC, GD and C accounted for 23%, 17%, 14% and 8%, respectively, of consolidated net sales at January 31, 2005. The Company generally does not require collateral and does not believe that it is exposed to significant credit risk due to the credit worthiness of its customers.

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

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" (SFAS 123(R)) which supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" replaces Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation," and amends FASB Statement No. 95, "Statement of Cash Flows." SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in our consolidated statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. AI will adopt SFAS 123(R) on February 1, 2006 using the modified prospective method and, accordingly the financial statements for prior periods will not reflect any restated amounts. See Note 2 in the Notes to Consolidated Financial Statements for the pro forma net income (loss) and net income (loss) per share amounts, for fiscal year 2006 and 2005, presented as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123(R) to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS No. 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123, it is evaluating the requirements under SFAS 123(R). The Company has not had a consistent pattern of issuing stock options. The Company typically issues blocks of stock options when it consummates an acquisition such as VLI when it issued stock options in September 2004 for 35,000 shares which had an estimated fair value of $78,000. The full impact of adopting SFAS 123(R) cannot be accurately estimated at this time as it will depend on the market value and the amount of share based awards granted in future periods.

In December 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151") which requires that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) be recognized as current-period charges. In addition, the statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company will adopt this statement on February 1, 2006. Management does not believe the adoption will have a material effect on the Company's results of operations, financial condition or liquidity.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS No. 154 requires restatement of prior periods' financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Also, SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Management does not believe that the adoption of SFAS No. 154 will have a material impact on the Company's consolidated financial statements.

NOTE 3 - ACQUISITION

On August 31, 2004, the Company acquired, by merger, all of the common stock of VLI, a developer, manufacturer and distributor of premium nutritional supplements, whole-food dietary supplements and personal care products. The Company's purchase of VLI is focused on acquiring VLI's long-standing exclusive customer relationships, its proprietary formulations, its certified good manufacturing practices and its well established position in the fast growing global nutrition industry. The Company also ascribed significant value to VLI's ability to substantially expand its business. The initial consideration paid to VLI's owner was based on a multiple of 5.5 times EBITDA for the twelve months ended December 31, 2003. In establishing the multiple, the Company took into consideration the multiples being offered in other negotiated transactions and the valuation of a number of other public companies that manufacture and market nutritional supplements. To the extent that VLI's EBITDA for the twelve months ended February 28, 2005 exceeded the aforementioned 2003 EBITDA, additional consideration was paid in an amount determined using the same multiple as was used for the initial consideration. Goodwill, before giving effect to a $5,810,000 impairment loss, (the excess of cost of VLI over the sum of the fair value of assets acquired less liabilities assumed) increased by $5,965,000 based on the subsequent payment of consideration. The Company believes that the aforementioned factors support the premium paid for VLI.

The results of operations of the acquired company are included in the consolidated results of the Company from August 31, 2004, the date of acquisition.

The initial consideration was approximately $6.7 million in cash, including expenses, and 825,000 shares of the Company's common stock with fair value of $4,950,000 or $6.00 per share utilizing the quoted market price on the acquisition date. The Company also assumed approximately $1.6 million in debt. The merger agreement contained provisions for the payment of additional consideration ("Additional Consideration") by the Company to the former VLI shareholder to be satisfied in the Company's common stock and cash if certain Earnings Before Interest Taxes Depreciation and Amortization (EBITDA) thresholds for the twelve months ended February 28, 2005 were met.

The Company's Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On July 5, 2005, the Company and Thomas entered into an agreement (Earn Back Agreement) concerning the calculation of Additional Consideration due Thomas. In the Earn Back Agreement, the Company agreed to pay Thomas $594,000 in a subordinated note and 76,645 shares of the Company's common stock valued at $5.50 per share utilizing the quoted market price on July 5, 2005. The $1,015,000 of Additional Consideration has been recorded by the Company as additional purchase consideration and an increase in goodwill.

The merger agreement also provides that, if between the closing date and the additional consideration payment date, the Company raises additional capital by issuance of stock pursuant to a public or private offering for a price less than $7.75 per share (the Additional Capital Subscription Price), then the number of shares of the Company's common stock issued to Thomas as initial consideration will be adjusted to the number of common shares that would have been issued at the closing of the merger had the value of each share of the Company's common stock been the Additional Capital Subscription Price. Any additional payments earned under the terms of the purchase agreement would be recorded as an increase in goodwill. (See Note 6)

The Company's accounting for the acquisition of VLI uses the purchase method of accounting whereby the excess of cost over the net amounts assigned to assets acquired and liabilities assumed is allocated to goodwill and intangible assets based on their estimated fair values. Such intangible assets identified by the Company include $12,375,000, $2,500,000, $2,000,000 and $1,800,000, respectfully, allocated to goodwill, Proprietary Formulas (PF), VLI Contractual Customer Relationships (VCCR) and a Non-Compete Agreement (NCA). During the year ended January 31, 2006, the Company reviewed its classification of VLI's customer relationships and determined that they should be reclassified as contractual customer relationships. Balances associated with the year ended January 31, 2005 were also reclassified. During the year ended January 31, 2006, the gross carrying amount of Goodwill in connection with the acquisition of VLI prior to giving effect to the impairment loss of $5,810,000 increased by $5,965,000 due to amounts paid in connection with the Additional Consideration and the Earnback Agreement. The Company is amortizing PF over three years and VCCR and NCA over five years. Accumulated amortization excluding the impairment loss on PF's is $1,087,000, $567,000 and $510,000 at January 31, 2006,
respectively for PF, VCCR and NCA. The aggregate amortization for each of the five succeeding years is:

      2007   $1,218,000
      2008    1,027,000
      2009      760,000
      2010      444,000
             ----------
             $3,449,000
             ==========


During the year ended January 31, 2006, the Company recorded an impairment loss with respect to VLI's goodwill. (See Note 5)

On January 31, 2005, the Company entered into a Debt Subordination Agreement ("Subordination Agreement") with Thomas, for the cash portion of the Additional Consideration the Company owed Thomas.

On January 28, 2005 the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price was below $7.75 per share less 1,173,147 shares previously issued. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and should be accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock." At January 31, 2005, the Company recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

At issuance, $501,000 of the charge related to the liability for derivative financial instruments was recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge was recorded as compensation expense due to Kevin Thomas. The amortization of the deferred loan issuance costs increases the Company's future interest expense through August 1, 2006, the original maturity date of the note (extended to August 1, 2007, see Note 6), and reduce net income. The charge for compensation to Kevin Thomas was classified as non-cash compensation expense and it increased the net loss by $614,000 for the year ended January 31, 2005. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment was reflected as a change in liability for the derivative financial instrument and as a charge to the Company's other expenses or income and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

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

The following unaudited pro forma statements of operations for the twelve months ended January 31, 2005 does not purport to be indicative of the results that would have actually been obtained if the acquisition had occurred on February 1, 2004 or that may be obtained in the future. VLI previously reported its results of operations using a calendar year end. No material events occurred subsequent to this reporting period that would require adjustment to our unaudited pro forma statements of operations. The number of shares outstanding used in calculating pro forma earnings per share assume the shares issued in connection with the acquisition of VLI were outstanding since February 1, 2004.

                                                          Year Ended January 31
                                                          =====================
Pro Forma Statement Operations                                     2005
                                                          =====================
Net Sales:
     Nutraceutical products                                         $16,418,000
     Telecom infrastructure services                                  7,713,000
                                                          ---------------------
Consolidated net sales                                               24,131,000
Cost of Sales:
     Nutraceutical products                                          11,865,000
     Telecom infrastructure services                                  6,559,000
                                                          ---------------------
Gross profit                                                          5,707,000
                                                          ---------------------
Selling, general and administrative expenses, including
     non-cash compensation expense of $614,000                        7,260,000
Impairment loss                                                       1,942,000
                                                          ---------------------
   Loss from operations                                              (3,495,000)
Other expense, net                                                     (106,000)
                                                          ---------------------
Loss before income taxes                                             (3,601,000)
Income tax benefit                                                      866,000
                                                          ---------------------
Net loss                                                            ($2,735,000)
                                                          =====================
Loss per share:
              - basic and diluted                                        ($1.04)
                                                          =====================
Weighted average shares outstanding:
              - basic and diluted                                     2,631,000
                                                          =====================

NOTE 4 - SUMMARY OF INTANGIBLE ASSETS

The Company's intangible assets consist of the following at January 31, 2006:

                                Gross                            SMC             VLI              Net
                 Estimated     Carrying        Accumulated    Impairment      Impairment       Carrying
                Useful Life     Amount         Amortization    Loss(1)         Loss(2)          Amount
                -------------------------      ------------   ----------      ----------      -----------
Goodwill        Indefinite    $14,055,000(3)             --      740,000(1)    5,810,000(2)    $7,505,000
Contractual
Customer
Relationships    5-7 years      3,600,000           960,000      746,000(1)           --        1,894,000
Proprietary
Formulas          3 years       2,500,000         1,087,000           --         687,000(2)       726,000
Non-Compete
Agreement         5 years       1,800,000           510,000           --              --        1,290,000
Trade Name      Indefinite        680,000                --      456,000(1)           --          224,000
                              -----------      ------------   ----------      ----------      -----------
                              $22,635,000        $2,557,000   $1,942,000(1)   $6,497,000(2)   $11,639,000
                              ===========      ============   ==========      ==========      ===========

(1) During the twelve months ended January 31, 2005, the Company recorded an impairment loss with respect to goodwill and intangibles at SMC. (See Note 5)

(2) During the twelve months ended January 31, 2006, the Company recorded an impairment loss with respect to goodwill and proprietary formulas at VLI. (See
Note 5)

(3) Amounts recorded as goodwill are not deductible for tax reporting purposes.


During the year ended January 31, 2006, the gross carrying amount of Goodwill increased by $5,965,000 prior to giving effect to the VLI impairment loss of $5,810,000 due to the amounts paid in connection with the Additional Consideration and the Earnback Agreement.

Amortization expense excluding the impairment loss for the twelve months ended January 31, 2006 aggregated $503,000, $740,000, and $360,000 for Contractual Customer Relationships, Proprietary Formulas and Non-Compete Agreement, respectively.

Estimated amortization expense for each of the next five fiscal years is as follows:

      2007   $1,321,000
      2008    1,130,000
      2009      863,000
      2010      547,000
      2011       49,000
             ----------
             $3,910,000
             ==========


NOTE 5 - IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended January 31, 2006, as a result of our annual impairment analysis, we determined that the goodwill of VLI was impaired. VLI experienced revenue levels well below expectations due to weaker than anticipated sales of products. In addition, VLI had gross margins which were lower than VLI's historical experience. The decline was due to VLI's slow reaction to passing along price increases for increased costs of non-nutritional components of its products caused by the spike in oil prices. VLI also experienced increased costs due to outsourcing of the manufacture of certain products at levels greater than anticipated. Also contributing to lower margins were the impact of the costs associated with its certification as a good manufacturing practices facility. The recent under-performance of VLI's financial results reduced the estimate of future cash flows which were discounted based on a rate that reflects the perceived risk of our investment in VLI to determine its fair value. During the twelve months ended January 31, 2006, we recorded a goodwill impairment charge of $5,810,000.

During the year ended January 31, 2006, we determined that VLI's PF intangible was impaired. VLI's revenues were below levels anticipated at the time VLI was acquired. PF's generated less revenue than originally projected at the time of acquisition. PF's, as a result, were determined to be impaired because the carrying amount was not fully recoverable through anticipated future gross cash flows. Accordingly, the Company determined the fair value of the PF's and compared it to its carrying amount. The Company recorded an impairment loss of $687,000, as this is the amount by which the PF's carrying amount exceeded its fair value.

During the year ended January 31, 2005, the Company determined that both events and changes in circumstances with respect to SMC's business climate would have a significant effect on its future estimated cash flows. During the year ended January 31, 2005, SMC terminated a customer contract which had historically provided positive margins and cash flows. In addition, SMC experienced revenue levels well below expectations for its largest fixed-priced contract customer. As a consequence, SMC has reduced its future forecasts and expectations of cash flows. As a result of these events, the Company believed that there was an indication that its intangible assets not subject to amortization might be impaired. The Company determined the fair value of its Goodwill and Trade Name and compared it to the respective carrying amounts. The carrying amounts exceeded the Goodwill and Trade Name's respective fair values by $740,000 and $456,000, respectively, which the Company recorded as an impairment loss for the year ended January 31, 2005.

During the year ended January 31, 2005, the Company terminated the above mentioned customer contract. The impact of the termination indicated that the Company's CCR carrying amount was not fully recoverable. Accordingly, the Company determined the fair value of the CCR's and compared it to its carrying amount. The Company recorded an impairment loss of $746,000, as this was the amount by which the CCR carrying amount exceeded its fair value.

NOTE 6 -  RELATED PARTY TRANSACTIONS

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company will use $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds will be used for general corporate purposes.

One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor (the "Subscription Agreement"). The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. (See Note 9) The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company.

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

The provision in the agreement which allowed the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly at January 31, 2005, $139,000 of the proceeds received upon issuance was accounted for as a liability for derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment loss of $343,000 was recorded during the year ended January 31, 2006 and included in other expense and net loss. The liability aggregating $482,000 was settled in a non-cash transaction by the issuance of 95,321 shares of the Company's common stock on August 13, 2005.

The Company retained Investor under a consulting arrangement to assist in identifying and meeting potential equity investors. Under this consulting arrangement, the Company paid the Investor $100,000 during the year ended January 31, 2006.

On January 31, 2005, the Company entered into a Debt Subordination Agreement ("Subordination Agreement") with Thomas for the cash portion of the Additional Consideration the Company owed Thomas. The Subordinated debt had an original maturity of August 1, 2006 and had an interest rate of 10%. On May 5, 2006, the Company entered into an extension with Thomas of the maturity date of the subordinated note to August 1, 2007.

On January 28, 2005, the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price was below $7.75 per share less 1,173,147 shares previously issued. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and should be accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock." At January 31, 2005, the Company recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares.

At issuance, $501,000 of the charge related to the liability for derivative financial instruments was recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt and $614,000 of the charge was recorded as compensation expense due to Kevin Thomas. The amortization of the deferred loan issuance cost increases the Company's interest expense through August 1, 2007, the maturity date of the note, and reduces net income. The charge for compensation to Kevin Thomas was classified as non-cash compensation expense and it increased the net loss by $614,000 for the year ended January 31, 2005. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment of a $1,587,000 loss during the year ended January 31, 2006 was reflected as a change in liability for the derivative financial instrument and as a charge to the Company's other expenses or income and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

The Company leases administrative, manufacturing and warehouse facilities from individuals who are officers of SMC and VLI. The total expense under these arrangements was $298,000 and $134,000 for the years ended January 31, 2006 and 2005, respectively. The future minimum lease commitments under these arrangements during each fiscal year ended January 31 through fiscal year ended January 31, 2011 is:

            2007     $298,000
            2008      299,000
            2009      299,000
            2010      299,000
            2011      299,000
      Thereafter      680,000
                   ----------
                   $2,174,000
                   ==========


The Company made payments of approximately $122,000 to Kevin Thomas in connection with leasehold improvements made to the Company's primary warehouse and manufacturing facility.

AI also entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to AI and AI committed to purchase on an as-needed basis, certain organic products. VLI made $189,000 and $47,000 in purchases under the supply agreement for the years ended January 31, 2006 and 2005.

The Company also sells its products in the normal course of business to an entity in which the former owner of VLI has an ownership interest. The pricing on such transactions is consistent with VLI's customer pricing for nonaffiliated entities. VLI had approximately $587,000 and $242,000 in sales with this entity for the years ended January 31, 2006 and 2005. At January 31, 2006 and 2005, the affiliated entity owed $157,000 and $112,000, respectively, to VLI net of an allowance for doubtful accounts of $0 and $84,000, respectively.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at January 31, 2006 and 2005:

                                                                              Estimated
                                                   2006           2005       Useful Lives
                                               -----------    -----------    -------------
Leasehold improvements                         $   905,000    $   400,000     5 to 20 years
Machinery and equipment                          2,451,000      1,665,000     5 to 7 years
Trucks                                             913,000        744,000     5 to 7 years
Machinery and equipment under capital leases       386,000        428,000     5 to 7 years
Trucks under capital lease                          87,000        145,000     5 to 7 years
                                               -----------    -----------
                                                 4,742,000      3,382,000
Less accumulated depreciation                   (1,255,000)      (579,000)
Less accumulated depreciation on assets held
    under capital leases                          (163,000)      (100,000)
                                               -----------    -----------
Property and equipment, net                    $ 3,324,000    $ 2,703,000
                                               ===========    ===========


Depreciation expense including assets under capital lease, for the fiscal years ended January 31, 2006 and 2005 was $805,000, and $508,000, respectively.

NOTE 8 - DEBT

Long-term debt consists of the following:

                                                                       2006         2005
                                                                    ==========   ==========
Bank term loan                                                        $200,000     $600,000
Capital leases                                                         287,000      418,000
Other financing                                                        110,000      125,000
                                                                    ----------   ----------
                                                                       597,000    1,143,000
Less: current portion                                                  421,000      662,000
                                                                    ----------   ----------
                                                                      $176,000     $481,000
                                                                    ==========   ==========

Line of credit                                                      $1,243,000   $1,659,000
                                                                    ==========   ==========

Subordinated debt due former owner of Vitarich Laboratories, Inc.   $3,292,000           --
                                                                    ==========   ==========


Interest expense was $606,000 and $124,000 for the years ended January 31, 2006 and 2005, respectively. On May 5, 2006, the Company entered into an extension with Thomas of the maturity date of the subordinated note to August 1, 2007.

On January 31, 2005, the Company entered into a debt subordination agreement with Thomas for the cash portion of the Additional Consideration the Company owed Thomas. The subordinated debt had an original maturity of August 1, 2006 and had an interest rate of 10%. (See Note 6)

In May 2006, the Company agreed to amend the existing financing arrangements with the Bank. Under this arrangement, the Company has a revolving line of credit of $4.25 million and a term loan with an original balance of $1.2 million. The May 2006 amendment extended the expiration of the revolving line of credit to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three year term note bear interest at LIBOR plus 3.25% and 3.45% respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria (Borrowing Base). The aforementioned three year term note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of January 31, 2006, the Company had $200,000 outstanding under the term note. At January 31, 2006, the Company also had $1,243,000 outstanding under the revolving line of credit at an interest rate of 7.74% with $2.4 million of additional availability under its borrowing base. At January 31, 2005, the Company had $1,659,000 outstanding under the revolving line of credit at an interest rate of 5.78%.

The amended financing arrangements provides for a new $1.5 million term loan facility (New Term Loan). The proceeds of the New Term Loan are designated to refinance a portion of the existing subordinated note with Thomas that has a current outstanding balance of $3,292,00. Advances under the New Term Loan are subject to the Company being in compliance with its debt covenants with the Bank. The New Term Loan will be repaid in thirty-six equal monthly principal payments and bears interest at LIBOR plus 3.25%. If the Company draws on the New Term Loan, the Company's borrowing base will be reduced by $750,000 for maximum availability under the revolving line of credit.

The financing arrangements provide for the measurement at Argan's fiscal year end and at each of Argan's fiscal quarter ends of certain financial covenants including requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not exceed 2.5 to 1 (with the next measurement date on July 31, 2006) and requiring a pro forma fixed charge coverage ratio of not less than 1.25 to 1 (with the next measurement date on July 31, 2006). The amended financings also require that the Company meet minimum EBITDA covenants equal to or exceeding (on a rolling four quarter basis) $1.2 million for July 31, 2006, $1.3 million for October 31, 2006 and $1.8 million for January 31, 2007 and for each successive quarter end thereafter. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

The amended financing arrangement contains a subjective acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangement due and payable if certain material adverse changes occur. We believe that we will continue to comply with our financial covenants under our financing arrangement. If our performance does not result in compliance with any of our financial covenants, or if the Bank seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to modify our financing arrangement, but there can be no assurance that the Bank would not exercise their rights and remedies under our financing arrangement including accelerating payment of all outstanding senior and subordinated debt due and payable.

At January 31, 2006, the Company failed to comply with the aforementioned EBITDA and fixed charge coverage covenants. The Bank waived the failure for the measurement period ended January 31, 2006. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of VLI's impairment loss at January 31, 2006.

Information regarding the three year term note as of January 31, 2006 is included in the table below:

                                                                       2006          2005
                                                                    ==========    ==========
Long term debt: current                                               $200,000      $400,000
Weighted average interest rate at January 31                              7.65%          5.6%
Weighted average borrowing outstanding throughout the fiscal year     $400,000      $800,000
Weighted average interest rate during the fiscal year                     6.65%          4.9%
Maximum outstanding during the year                                   $600,000    $1,000,000
Principal paid during the fiscal year                                 $400,000      $400,000


NOTE 9 - PRIVATE OFFERINGS OF COMMON STOCK

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company will use $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds will be used for general corporate purposes.

One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares (the "Shares") of the Company's common stock, pursuant to a Subscription Agreement between the Company and Investor. The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. (See Note 6) The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company. Pursuant to the Subscription Agreement, the Company has agreed to issue additional shares of Common Stock to Investor in accordance with the Subscription Agreement based upon the earlier of (i) the Company's issuance of additional shares of Common Stock having an aggregate purchase price of at least $2,500,000 at a price per share less than $7.75 or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company during the period January 28, 2005 through July 31, 2005 or (ii) ninety percent of the average bid price of Argan's common stock for the thirty days ended July 31, 2005, if the price was less than $7.75, less the 129,032 previously issued. Any additional shares issued would effectively reduce the Investor's purchase price per common share as set forth in the Subscription Agreement.

The provision in the agreement which allowed the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly at January 31, 2005, $139,000 of the proceeds received upon issuance was accounted for as a liability for a derivative financial instrument. This liability related to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. During the year ended January 31, 2006, the Company recorded a fair value adjustment loss of $343,000 which is recorded in other expense and net loss. The liability aggregating $482,000 was settled in a non-cash transaction by the issuance of 95,321 shares of the Company's common stock on August 13, 2005. (See Note 6)

NOTE 10 - STOCK BASED COMPENSATION

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

During fiscal 2006, the Board granted 15,000 ISO's to employees. The ISO's were granted at $7.75 per share and vest over one year with a maximum life of five years.

During fiscal 2005, the Board granted 3,000 ISO's and 35,000 NSO's to employees. The ISO's and NSO's were granted at $7.75 per share and generally vest over one year with a maximum life of five years.

Stock option activity is as follows:

                                    No. of        Average
                                    Options    Exercise Price
                                    -------    --------------

      Balance at January 31, 2004    54,000             $8.04
                                    -------
      Granted                        38,000             $7.75
      Exercised                      (2,000)            $5.70
      Forfeited                      (8,000)            $8.53
                                    -------
      Balance at January 31, 2005    82,000             $7.83
                                    -------
      Granted                        15,000             $7.75
      Exercised                          --                --
      Forfeited                     (24,000)            $7.77
                                    -------
      Balance at January 31, 2006    73,000             $7.84
                                    =======


At January 31, 2006, the range of exercise prices, the number of options outstanding and the weighted average remaining contractual life of these options are as follows:

      Exercise        No. of    Weighted Average
      Price           Options    Remaining Life
      -------------   -------   ----------------

      $7.90            42,000      7.5 years
      $7.75            31,000      3.7 years
                      -------
                       73,000
                      =======


At January 31, 2006 and 2005, 58,000 and 45,000 options, respectively, were exercisable at a weighted average exercise price of $7.86 and $7.90, respectively.

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

At January 31, 2006, there were 303,000 shares of the Company's common stock reserved for issuance upon exercise of stock options and warrants.

NOTE 11- INCOME TAXES

Income tax (benefit) expense related to continuing operations for the years ended January 31, 2006 and 2005 is as follows:

                              2006           2005
                          ===========    ===========
      Current:
      Federal                  $8,000            $--
      State                    67,000         63,000
                          -----------    -----------
                               75,000         63,000

      Deferred:
      Federal                (844,000)      (934,000)
      State                  (153,000)      (174,000)
                          -----------    -----------
                             (997,000)    (1,108,000)
                          -----------    -----------
      Total tax benefit     ($922,000)   ($1,045,000)
                          ===========    ===========


The actual income tax benefit for the years ended January 31, 2006 and 2005 differs from the "expected" tax computed by applying the U.S. Federal corporate income tax rate of 34% to income from continuing operations before income tax as follows:

                                          2006              2005
                                      ===========       ===========

Computed "expected" tax benefit       ($3,546,000)      ($1,441,000)
Increase (decrease) resulting from:
State income taxes, net                  (333,000)         (100,000)
Permanent differences                   2,957,000(a)        496,000(b)
                                      -----------       -----------
                                        ($922,000)      ($1,045,000)
                                      ===========       ===========


(a) Permanent differences for the year ended January 31, 2006, include a non-cash loss on liability for derivative financial instruments of $1,930,000 and impairment loss of $5,810,000 with respect to VLI's goodwill.

(b) Permanent differences for the year ended January 31, 2005, include a goodwill impairment charge of $740,000 and $614,000 in compensation expense related to concessions given to Thomas.

The tax effects of temporary differences for continuing operations that give rise to deferred tax assets and liabilities at January 31, 2006 and 2005 are as follows:

                                           2006         2005
                                        ==========   ==========
Assets:
    Inventory and receivable reserves      $77,000      $56,000
    Accrued vacation                        53,000       41,000
    Accrued legal fees                     147,000       98,000
    Net operating loss                     143,000      324,000
    Other                                   23,000           --
                                        ----------   ----------
                                           443,000      519,000
                                        ----------   ----------
Liabilities:

    SMC cash to accrual adjustment          86,000      172,000
    Property and equipment                 462,000      578,000
    Purchased intangibles                1,562,000    2,429,000
    Other                                       --        4,000
                                        ----------   ----------
                                         2,110,000    3,183,000
                                        ----------   ----------
Net deferred tax liabilities            $1,667,000   $2,664,000
                                        ==========   ==========


At January 31, 2006, AI has a net operating loss carryforward aggregating $377,000 which expires in 2026 and can be applied to future operating profits to reduce the tax liability.

NOTE 12- SEGMENT REPORTING

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

The Company's reportable segments are organized in separate business units with different management, customers, technology and services. The respective segments account for the respective businesses using the accounting policies in
Note 2. Summarized financial information concerning the Company's reportable segments is shown in the following tables:

                                                          For the Twelve Months
                                                          Ended January 31, 2006
                                                          Telecom
                                      Nutraceutical    Infrastructure
                                        Products          Services         Other          Consolidated
                                      -------------    --------------   -----------       ------------
Net sales                               $17,702,000       $10,750,000   $        --        $28,452,000
Cost of sales                            13,842,000         8,543,000            --         22,385,000
                                      -------------    --------------   -----------       ------------
     Gross profit                         3,860,000         2,207,000            --          6,067,000

Selling, general and administrative
   expenses                               4,162,000         1,549,000     1,758,000          7,469,000
Impairment loss(2)                        6,497,000                --            --          6,497,000
                                      -------------    --------------   -----------       ------------
Income (loss) from operations            (6,799,000)          658,000    (1,758,000)        (7,899,000)
                                      -------------    --------------   -----------       ------------
Interest expense                            364,000            56,000       186,000            606,000
 Other income (loss), net                                       5,000    (1,930,000)(3)     (1,925,000)
                                      -------------    --------------   -----------       ------------

Income (loss) income taxes              ($7,163,000)         $607,000   ($3,874,000)       (10,430,000)
                                      =============    ==============   ===========       ------------

Income tax benefit                                                                             922,000
                                                                                          ------------

Net loss                                                                                   ($9,508,000)
                                                                                          ============
Depreciation and amortization              $399,000          $404,000      $273,000         $1,076,000
                                      =============    ==============   ===========       ============
Amortization of intangibles              $1,500,000          $103,000            --         $1,603,000
                                      =============    ==============   ===========       ============
Goodwill                                 $6,565,000          $940,000            --         $7,505,000
                                      =============    ==============   ===========       ============
Total Assets                            $17,768,000        $5,245,000      $609,000        $23,622,000
                                      =============    ==============   ===========       ============
Fixed asset additions                    $1,173,000          $307,000            --         $1,480,000
                                      =============    ==============   ===========       ============

                                                         For the Twelve Months
                                                         Ended January 31, 2005
                                                         Telecom
                                      Nutraceutical   Infrastructure
                                      Products (1)       Services          Other      Consolidated
                                      -------------   --------------    -----------   ------------

Net sales                                $6,805,000       $7,713,000    $        --    $14,518,000
Cost of sales                             4,852,000        6,559,000             --     11,411,000
                                      -------------   --------------    -----------   ------------
     Gross profit                         1,953,000        1,154,000             --      3,107,000

Selling, general and administrative
   expenses(4)                            1,552,000        1,590,000      2,204,000      5,346,000
Impairment loss                                  --        1,942,000             --      1,942,000
                                      -------------   --------------    -----------   ------------
Income (Loss) from operations               401,000       (2,378,000)    (2,204,000)    (4,181,000)
Interest expense                             73,000           48,000          3,000        124,000
 Other income, net                               --            6,000         61,000         67,000
                                      -------------   --------------    -----------   ------------

Income (loss) income taxes                 $328,000      ($2,420,000)   ($2,146,000)    (4,238,000)
                                      =============   ==============    ===========   ------------

Income tax benefit                                                                       1,045,000
                                                                                      ------------

Net loss                                                                               ($3,193,000)
                                                                                      ============
Depreciation and amortization              $122,000         $384,000        $41,000       $547,000
                                      =============   ==============    ===========   ============
Amortization of intangibles                $664,000         $166,000                      $830,000
                                      =============   ==============    ===========   ============
Goodwill                                 $6,410,000         $940,000             --     $7,350,000
                                      =============   ==============    ===========   ============
Total Assets                            $19,128,000       $5,007,000     $1,122,000    $25,257,000
                                      =============   ==============    ===========   ============
Fixed asset additions                      $164,000          $78,000             --       $242,000
                                      =============   ==============    ===========   ============

(1) Operating results of VLI are included since date of acquisition, August 31, 2004.

(2) Impairment loss for VLI includes impairment charge to goodwill of $5,810,000 and to proprietary formulas of $687,000.

(3) Includes $1,930,000 for non-cash loss on liability for derivative financial instruments.

(4) Includes $614,000 for non-cash compensation expense attributed to concessions given Thomas.

For the year ended January 31, 2006, the Company has customers whose sales represent a significant portion of enterprise and segment net sales. Nutraceutical sales to four customers, TriVita Corporation (TVC), Rob Reiss Companies (RRC), Cyberwize.com, Inc. (C), and Orange Peel Enterprises (OPE) accounted for 21%, 12%, 6% and 6% of consolidated net sales, respectively, while telecom infrastructure services to three customers, Southern Maryland Electric Cooperative (SMECO), General Dynamics Corp. (GD) and Verizon Communications, Inc. (VZ) aggregated 12%, 7% and 6%, respectively, of consolidated net sales.

For the year ended January 31, 2005, the Company had customers whose sales represented a significant portion of enterprise and segment net sales. Nutraceutical sales to two customers TVC and C accounted for 17% and 8% of consolidated net sales, respectively, while telecom infrastructure services to two customers, SMECO and GD aggregated 23% and 14%, respectively, of consolidated net sales.

NOTE 13 - COMMITMENTS

The Company and its subsidiaries have entered into various non-cancelable operating leases for facilities, machinery, equipment and trucks. The Company leases office, warehouse and manufacturing facilities under operating leases expiring in fiscal years 2008, 2009 and 2012. None of the Company's leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under the lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs. Certain leases contain renewal options. Total rent expense for all operating leases including related parties was approximately $601,000 and $268,000 for the years ended January 31, 2006 and 2005, respectively. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2006:

            2007     $450,000
            2008      436,000
            2009      369,000
            2010      299,000
            2011      299,000
      Thereafter      680,000
                   ----------
                   $2,533,000
                   ==========


The Company has also separately financed vehicles and machinery which will be substantially repaid over the next 41 months with a weighted average interest rate of 7.42% and 5.28% at January 31, 2006 and 2005. Information regarding these loans is included in the table below:

                                   2006       2005
                                 --------   --------
      Long-term debt             $287,000   $418,000
      Less: Current portion       111,000    137,000
                                 --------   --------
      Long-term debt excluding
           current portion       $176,000   $281,000
                                 ========   ========

Minimum repayments of principal under vehicle and machinery financings are as follows:

      2007                                  $129,000
      2008                                    97,000
      2009                                    86,000
      2010                                     9,000
                                           ---------
                                             321,000
      Less: Amount representing interest     (34,000)
                                           ---------
                                            $287,000
                                           =========


NOTE 14 - WESTERN FILTER CORPORATION LITIGATION

On September 17, 2004, WFC notified the Company asserting that WFC believes that the Company breached certain representations and warranties under the Stock Purchase Agreement. WFC asserts damages in excess of the $300,000 escrow which is being held by a third party in connection with the Stock Purchase Agreement.

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

Although the Company has reviewed WFC's claim and believes that substantially all of the claims are without merit, at January 31, 2006, the Company had an accrual related to this matter of $360,000 for estimated payments and legal fees related to the claims of WFC that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability that may result from this matter is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period. The Company will vigorously contest WFC's claim.

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company's management, based on information available at this time, that none of the current claims and proceedings will have a material effect on the Company's consolidated financial statements.

NOTE 15 - DEFINED CONTRIBUTION PLAN

The Company has a 401-(K) Savings Plan covering all of its employees, whereby the Company makes discretionary contributions for its eligible employees. The Company's expense for these defined contribution plans totaled $15,000 and $17,000 for the years ended January 31, 2006 and 2005, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

(b)  Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of Internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Management has enhanced internal controls over financial reporting during the quarter ended January 31, 2006 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting. The Company improved controls over material agreements and filings with the SEC prior to their release as well as the monitoring of the financial information of the Company's subsidiaries.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the age and title of each nominee director, as well as descriptions of such person's additional business experience during the past five years.

Name                     Age   Position
----                     ---   --------
Rainer H. Bosselmann      62   Chairman of the Board, Chief
                               Executive Officer and President

DeSoto S. Jordan          61   Director

Daniel A. Levinson        45   Director

W.G. Champion Mitchell    59   Director

T. Kent Pugmire           74   Director

James W. Quinn            48   Director

Peter L. Winslow          75   Director

Rainer H. Bosselmann. Mr. Bosselmann has been a Director and Chairman of the Board since May 2003 and President since October 2003. Mr. Bosselmann was a Director and Vice Chairman of the Board from January 2003 to May 2003. Mr. Bosselmann was Chairman of the Board, Chief Executive Officer and a Director of Arguss Communications, Inc. ("Arguss"), a telecommunications infrastructure company listed on the New York Stock Exchange, from 1996 through 2002 and President of Arguss from 1997 through 2002. Since 1996, Mr. Bosselmann has served as a principal with Holding Capital Group, Inc., a firm engaged in mid-market acquisitions and investments. From 1991 through 1995, Mr. Bosselmann served as Vice Chairman of the Board and President of Jupiter National, Inc. ("Jupiter National"), a business development company listed on the American Stock Exchange.

DeSoto S. Jordan. Mr. Jordan has been a Director of the Company since May 2003. Mr. Jordan has been Chairman of Afton Holdings, LLC, a private equity firm, since 2000. Mr. Jordan was co-founder of Perot Systems Corporation and served as an officer from 1988 to 1999 and as a Director since February 2004. Mr. Jordan was a Director of Arguss from 1999 through 2002.

Daniel A. Levinson. Mr. Levinson has been a Director of the Company since May 2003. In 1997, Mr. Levinson founded Main Street Resources, a niche sponsor of private equity transactions, and has been its managing partner. Since 1998, Mr. Levinson has been President of MSR Advisors, Inc. From 1988 to 1997, Mr. Levinson was one of the principals of Holding Capital Group. Mr. Levinson was also a Director of Arguss from 2000 through 2002.

W.G. Champion Mitchell. Mr. Mitchell has been a Director of the Company since October 2003. Since January 2003, Mr. Mitchell has been Chairman of the Board and Chief Executive Officer of Network Solutions, Inc. Network Solutions is engaged in the creation, marketing and management of digital identity and web presence products. From August 2001 to 2003, Mr. Mitchell was Executive Vice President and General Manager, Mass Markets Division, of VeriSign Inc. VeriSign is a provider of critical Internet infrastructure services. From May 1999 to March 2000, Mr. Mitchell was Chairman, President and CEO of Convergence Equipment Company, a telephony switch manufacturer. From February 1997 until May 1999, Mr. Mitchell was Chairman and Chief Executive Officer of Global Exchange Carrier Co., an Internet telephone networking company.

T. Kent Pugmire. Dr. Pugmire has served as a Director of the Company since June 1991. Since 1992, Dr. Pugmire has served as an independent technical consultant. Previously, Dr. Pugmire was Executive Vice President of ARDE Inc. and worked as a Program Manager for several companies, including TRW Space Systems Division, Technion Inc., AVCO Missile and Space Systems (now a division of Textron), General Electric Space Sciences Laboratory, and Boeing Propulsion and Mechanical Systems Department.

James W. Quinn. Mr. Quinn has been a Director of the Company since May 2003. Mr. Quinn is currently a Managing Director of Allen & Company LLC, an investment banking firm. Since 1982, Mr. Quinn has served in various capacities at Allen & Company and its affiliates, including head of the Corporate Syndicate Department and Chief Financial Officer. Mr. Quinn served as a Director of Arguss from 1999 through 2002.

Peter L. Winslow. Mr. Winslow has been a Director of the Company since June 2003. Since 1992, Mr. Winslow has served in several executive capacities at Fin-Net LLC and its predecessor company Fin-Net, Inc., a financial networking company, where he currently serves as Chairman and Managing Director. Mr. Winslow was the founder and President of Winslow, Evans & Crocker, Inc., a brokerage and financial services company, and he served in several executive capacities between 1992 and 2004. Since March 2002, Mr. Winslow has been Managing Director of Family Capital Trust Company, N.A. Mr. Winslow was also a Director of Jupiter National from 1991 to 1996. Mr. Winslow served as a Director of Arguss from 1996 through 2002.

Executive Officers who are Not Directors

The following table sets forth the age and title of each executive officer of the Company who is not a nominee director, as well as descriptions of such person's additional business experience during the past five years.

Name               Age   Position
----               ---   --------

Arthur F. Trudel    56   Senior Vice President and
                         Chief Financial Officer


Arthur F. Trudel. Mr. Trudel has been Senior Vice President and Chief Financial Officer of the Company since May 2003 and a corporate officer of the Company since January 2003. From 1997 to 2002, Mr. Trudel served as Chief Financial Officer of Arguss. From 1988 to 1997, Mr. Trudel was Senior Vice President and Chief Financial Officer of JHM Capital Corporation.

Audit Committee of the Board of Directors

The Board of Directors has an Audit Committee. During fiscal 2006, the committee was comprised of Messrs. Quinn (Chairman), Jordan and Winslow. The committee held 12 meetings during fiscal 2006. The members of the committee are all independent directors under applicable SEC and Nasdaq rules. In addition, the Board of Directors has determined that at least one of the independent directors serving on the Audit Committee, Mr. Quinn, is an audit committee financial expert, as that term has been defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors and executive officers and persons who beneficially own more than 10% of the Company's common stock (collectively, the "Reporting Persons") to file with the Commission (and, if such security is listed on a national securities exchange, with such exchange), various reports as to ownership of such common stock. Based solely upon a review of copies of Section 16(a) reports and representations received by the Company from Reporting Persons, and without conducting any independent investigations of its own, the Company believes that the following Reporting Persons failed to timely file Forms 3, 4 or 5 with the Commission during the fiscal year ended January 31, 2006: Mr. Daniel Levinson was late with two filings, MSR I SBIC LP was late with one filing and Mr. Kevin Thomas was late with one filing.

Code of Ethics

We have adopted a Code of Ethics applicable to our principal executive officer and our principal financial and accounting officer and executive vice president, a copy of which was filed as an exhibit to our annual report on Form 10-KSB filed with the SEC on April 27, 2004 and which is posted on our website at www.arganinc.com. A copy of the Code of Ethics may also be obtained without charge by writing to Mr. Arthur Trudel, Senior Vice President and Secretary, Argan, Inc., One Church Street, Suite 302, Rockville, Maryland 20850.

ITEM 10. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The following summary compensation table sets forth the aggregate compensation paid to or earned by the President and Chief Executive Officer of the Company and the most highly compensated executive officers of the Company (other than the President and Chief Executive Officer) whose total annual salaries and bonuses exceeded $100,000 for the year ended January 31, 2006 (the "Named Executive Officers").

                                                                                     Long Term
                                                Annual Compensation                Compensation
                                        ----------------------------------     -------------------
                                                                               Awards      Payouts
                                                                               ------      -------
                             Fiscal                              Other
                              Year                              Annual       Securities      LTIP     All Other
Name And Principal           Ended       Salary     Bonus    Compensation    Underlying    Payouts      Comp.
Position                   January 31     ($)        ($)          ($)        Options (#)     ($)        ($)(1)
----------------------------------------------------------------------------------------------------------------

Rainer H. Bosselmann          2006      $150,000        --              --            --         --         $900
 Chief Executive              2005      $120,833   $50,000              --            --         --       $1,008
 Officer and                  2004       $83,333        --              --            --         --           --
 President



(2)H. Haywood Miller III      2006      $150,000        --              --            --         --         $900
 Executive Vice               2005      $120,833   $50,000              --            --         --       $1,008
 President and                2004       $83,333        --              --            --         --           --
 Secretary



Arthur F. Trudel, Jr          2006      $150,000        --              --            --         --       $1,500
 Senior Vice                  2005      $120,833   $50,000              --            --         --       $1,358
 President                    2004       $83,333        --              --            --         --           --

(1) Represents Company contributions under the Company's 401(k) Plan.

(2) Former Executive Vice President who resigned employment as of April 7, 2006.

Option Grants

No individual grants of stock options were made during the fiscal year ended January 31, 2006 to any of the Named Executive Officers.

Option Exercises

The Named Executive Officers held no exercisable or unexercisable options during the fiscal year ended January 31, 2006. No options were exercised by any of the Named Executive Officers during the fiscal year ended January 31, 2006. For a description of certain warrants held by Named Executive Officers, see "Security Ownership of Certain Beneficial Owners and Management" below.

Description of the 2001 Stock Option Plan

In August 2001, the Board of Directors adopted and the stockholders of the Company approved the 2001 Stock Option Plan (the "Stock Option Plan"). As adopted in 2001, the Stock Option Plan authorized the issuance of options to purchase a maximum of 33,333 shares of Common Stock. In April 2003, the Board of Directors adopted and the stockholders of the Company approved an amendment to the Stock Option Plan increasing the total number of shares of Common Stock reserved for issuance under the Stock Option Plan to 250,000. The maximum number of shares may be adjusted in certain events, such as a stock split, reorganization or recapitalization. Officers, directors and employees of the Company or its subsidiaries are eligible to receive non-qualified stock options under the Stock Option Plan. Employees (including officers and directors who are employees) of the Company or its subsidiaries are eligible to receive incentive stock options under the Stock Option Plan. In the event incentive stock options are granted, the aggregate fair market value of the Common Stock issuable under such options for each option during any calendar year cannot exceed $100,000. To the extent that an incentive stock option exceeds the $100,000 threshold, the excess will be treated as a non-qualified stock option.

The Company receives no monetary consideration of the grant of options under the Stock Option Plan. In the case of an incentive stock option, the exercise price cannot be less than the fair market value (as defined in the Stock Option Plan) of the Common Stock on the date the option is granted. If the optionee is a stockholder who beneficially owns 10% or more of the outstanding Common Stock, the exercise price of incentive stock options may not be less than 110% of the fair market value of the Common Stock. The term of an option cannot exceed ten years; provided, however, that the term of options granted to owners of 10% or more of the outstanding shares of Common Stock cannot exceed five years.

The Stock Option Plan will terminate automatically and no options may be granted after July 19, 2011 (the "Termination Date"); provided, however, that Stock Option Plan may be terminated by the Board of Directors at any time prior to the Termination Date. Termination of the Stock Option Plan will not affect options that were previously granted.

Pursuant to the terms of the Stock Option Plan, the vesting with respect to all issued and outstanding options to purchase Common Stock of the Company may accelerate and become fully exercisable upon a change in control of the Company.

As of January 31, 2006, there were 73,000 options granted under the 2001 Stock Option Plan.

Directors' Compensation

Each non-employee director of the Company receives a $2,500 annual fee, plus $300 for each formal meeting attended. Directors are also reimbursed for reasonable expenses actually incurred in connection with attending each formal meeting of the Board of Directors or any committee thereof.

Employment and Severance Agreements

On January 3, 2005, the Company entered into substantially similar employment agreements with (i) Rainer H. Bosselmann as its President and Chief Executive Officer, and (ii) Arthur F. Trudel, Jr. as its Senior Vice President and Chief Financial Officer (each, an "Executive").

Pursuant to the employment agreements, the Company agreed to employ each Executive for an initial term of one year, which term will automatically renew for successive one year periods unless the Company or the Executive provides at least 90 days prior written notice of its or his election not to renew. The agreements provide for each Executive to receive during the employment period an annual base salary of $150,000, subject to increase (but may not be reduced) from time to time in such amounts as the Company, in its reasonable discretion, deems to be appropriate, and an annual bonus in the discretion of the Board of Directors of the Company, subject to the satisfaction of reasonable performance criteria established for the Executive with respect to such year. The agreements further provide that each Executive may participate in any stock option, incentive and similar plans established by the Company and shall be granted stock options and other benefits similar to options and benefits granted to other executives, subject in all cases to the satisfaction by the Executive of the terms and conditions of such plans and to the reasonable exercise by the Board of any discretion granted to it or them thereunder.

In addition, under the employment agreements, in the event that an Executive's employment is terminated for any of the reasons specified below or there occurs a "change in control", the Executive will receive as severance pay in a single lump sum payment, an amount equal to 24 months of his base salary within 30 days after the Executive's termination of employment or change of control, as the case may be, based on 12 times the Executive's final full month salary at the date the Executive's employment ceases or at the date of the change in control, as the case may be, without reduction or offset for any other monies which the Executive may thereafter earn or be paid. The reasons which cause severance pay to be paid to an Executive include:

      (i) termination by the Executive because of a material diminution of the Executive's duties, authority or responsibility, or a material impairment by action of the Company of his ability to perform his duties and responsibilities, regardless of whether such diminution is accompanied by a change in the Executive's title with the Company;

      (ii) termination by the Executive because of a material breach by the Company of any provision of the employment agreement, which breach continues for a period of 30 days after written notice of such breach is given by the Executive to the Company; and

      (iii) termination by the Company at any time without cause, including notice of non-renewal of the agreement.

Each Executive shall also be entitled for a period of 24 months from the termination of his employment or a change in control, as the case may be, to the continuation of all benefits provided to the Executive, excluding sick and vacation time, subject to any applicable employee co-payments.

If an Executive's employment is terminated by the Company by reason of the Executive's death, disability or "for cause" or voluntarily by the Executive for any reason other than as set forth in the preceding paragraph, the Company will not be obligated to make any payments to the Executive by reason of his cessation of employment other than such amounts, if any, of his base salary that have accrued and remain unpaid and such other amounts which may then otherwise be payable to the Executive from the Company's benefit plans or reimbursement policies, if any.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth information concerning equity compensation plans of the Company as of January 31, 2006:

Equity Compensation Plan Information

                                                                                                     Number of securities
                                                                                                      remaining available
                                                                                                      for future issuance
                                                                                                         under equity
                                                 Number of securities to be     Weighted average      compensation plans
                                                  issued upon exercise of      exercise price of     (excluding securities
                                                    outstanding options,      outstanding options,    reflected in column
                                                    warrants and rights       warrants and rights            (a))
                                                            (a)                       (b)                     (c)
                                                 --------------------------   --------------------   ---------------------
Equity compensation plans approved by security
holders                                                             303,000(1)               $7.77                 171,000(2)

Equity compensation plans not approved by
security holders                                                         --                     --                      --

Total                                                               303,000                  $7.77                 171,000

(1) Represents 73,000 shares issuable upon exercise of options granted under the 2001 Stock Option Plan as of January 31, 2006 and 230,000 shares issuable upon exercise of warrants as described below.

(2) Represents 171,000 shares remaining available for grant under the 2001 Stock Option Plan as of January 31, 2006.


Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information as of January 31, 2006 regarding the beneficial ownership of common stock by (A) each person known by the Company to own beneficially more than five percent of the common stock, (B) each director and director nominee of the Company, (C) each of the "Named Executive Officers" (as defined in "Executive Compensation - Summary Compensation Table"), and (D) all directors and nominees, named executive officers and executive officers of the Company as a group. Unless otherwise indicated, the address of each person named in the table below is c/o Argan, Inc., One Church Street, Suite 302, Rockville, Maryland 20850.

-------------------------------------------------------------------------------------------
                                            Number of Shares               Percentage
Name                                      Beneficially Owned(1)       Beneficially Owned(1)

Kevin Thomas                                          1,677,937(2)                     44.0%
MSR Advisors, Inc.                                      599,937(3)                     14.7%
Wheatley Partners III, LLC                              258,065(4)                      6.8%
Rainer H. Bosselmann                                    322,560(5)                      7.9%
DeSoto S. Jordan                                          5,000(6)                        *
Daniel A. Levinson                                      604,937(7)                     14.9%
W.G. Champion Mitchell                                    5,000(8)                        *
T. Kent Pugmire                                           6,400(9)                        *
James W. Quinn                                           17,903(10)                       *
Peter L. Winslow                                         43,640(11)                     1.1%
Arthur F. Trudel                                         70,000(12)                     1.7%
All directors and nominees, named
   executive  officers and executive
   officers as a group (9 persons) (13)                    33.0%
-------------------------------------------------------------------------------------------

* Less than 1 %

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

(2) Based upon a Schedule 13D/A filed with the Commission by Kevin Thomas on September 12, 2005. Mr. Thomas has sole voting and sole dispositive power with respect to all of the shares as well as 76,645 issued to Mr. Thomas on December 8, 2005 in connection with the Earnback Agreement dated July 5, 2005.

(3) Based upon a Schedule 13D filed with the Commission by MSR Advisors, Inc. and certain affiliates on September 23, 2005. Includes 549,937 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock beneficially owned (in the aggregate) by MSR Advisors, Inc., a Delaware corporation ("MSRA"), MSR I SBIC Partners, LLC, a Delaware limited liability company ("MSRI Partners"), MSR I SBIC, L.P., a Delaware limited partnership ("MSRI"), and Tri-Lev LLC, a Connecticut limited liability company ("Tri-Lev"). Of such 599,937 shares, MSRA has sole voting and dispositive power with respect to 50,000 shares and shared voting and dispositive power with respect to 549,937 shares; MSRI Partners has sole voting and dispositive power with respect to 0 shares and shared voting and dispositive power with respect to 599,937 shares; MSRI has sole voting and dispositive power with respect to 546,937 shares and shared voting and dispositive power with respect to 53,000 shares; and Tri-Lev has sole voting and dispositive power with respect to 3,000 shares and shared voting and dispositive power with respect to 596,937 shares. Daniel A. Levinson, a director of the Company, is the President of MSRA and the Managing Member of MSRI Partners. MSRA is the Manager of Tri-Lev. MSRI Partners is the General Partner of MSRI. The business address of Mr. Levinson, MSRA, MSRI Partners, MSRI, and Tri-Lev is 8 Wright Street, Westport, Connecticut 06880. Each of Mr. Levinson, MSRA, MSRI Partners, MSRI, and Tri-Lev (each an "MSRA Person") disclaims beneficial ownership of all shares and warrants of the Company beneficially owned by the other MSRA Persons, except to the extent such person has sole voting and dispositive power with respect to such securities.

(4) Based upon a Schedule 13G filed with the Commission by Wheatley Partners III, LLC and certain affiliates on May 6, 2003, includes 258,065 shares beneficially owned (in the aggregate) by Wheatley Partners III, LLC, Wheatley Partners III, L.P., Wheatley Associates III, L.P. and Wheatley Foreign Partners III, L.P. Wheatley Partners III, LLC is the General Partner of Wheatley Partners III, L.P., Wheatley Associates III, L.P. and Wheatley Foreign Partners III, L.P. Of such 258,065 shares, Wheatley Partners III, LLC has sole voting and dispositive power with respect to 0 shares and shared voting and dispositive power with respect to 258,065 shares; Wheatley Partners III, L.P. has sole voting and dispositive power with respect to 180,542 shares and shared voting and dispositive power with respect to 77,523 shares; Wheatley Associates III, L.P. has sole voting and dispositive power with respect to 38,135 shares and shared voting and dispositive power with respect to 219,930 shares; and Wheatley Foreign Partners III, L.P. has sole voting and dispositive power with respect to 39,388 shares and shared voting and dispositive power with respect to 218,677 shares. The business address of Wheatley Partners is 80 Cuttermill Road, Suite 311, Great Neck, NY 11021.

(5) Includes 238,710 shares owned by Mr. Bosselmann, 23,850 shares owned by Mr. Bosselmann's wife (of which Mr. Bosselmann disclaims beneficial ownership), and warrants to purchase 60,000 shares held by Mr. Bosselmann.

(6) Includes options to purchase 5,000 shares of common stock held by Mr. Jordan, all of which are fully vested.

(7) Includes options to purchase 5,000 shares of common stock held by Mr. Levinson, all of which are fully vested. Includes 549,937 shares and warrants to purchase 50,000 shares beneficially owned (in the aggregate) by MSRA, MSRI Partners, MSRI, and Tri-Lev. Mr. Levinson is the President of MSRA and the Managing Member of MSRI Partners. MSRA is the Manager of Tri-Lev. MSRI Partners is the General Partner of MSRI. The business address of Mr. Levinson is 8 Wright Street, Westport, Connecticut 06880. Mr. Levinson disclaims beneficial ownership of all shares and warrants of the Company beneficially owned by MSRA, MSRI Partners, MSRI and Tri-Lev.

(8) Includes options to purchase 5,000 shares of common stock held by Mr. Mitchell, all of which are fully vested.

(9) Includes options to purchase 5,000 shares of common stock held by Dr. Pugmire, all of which are fully vested.

(10) Includes options to purchase 5,000 shares of common stock held by Mr. Quinn, all of which are fully vested. Does not include 64,516 shares of common stock held by Allen & Company, Incorporated. Mr. Quinn disclaims beneficial ownership of the shares held by Allen & Company.

(11) Includes options to purchase 5,000 shares of common stock held by Mr. Winslow, all of which are fully vested. The 43,640 shares held by Mr. Winslow also include: 1,290 shares held by Mr. Winslow; 3,870 shares held by Mr. Winslow as Trustee for Louise Condit Trust u/d FBO Elinor Winslow; 3,200 shares held by Mr. Winslow as Trustee for Condit & EC Winslow 41 u/d Trust; 1,900 shares held by Mr. Winslow as Trustee for Sears B. Condit Trust u/w; 25,800 shares held by Mr. Winslow as Trustee for Sears B. Condit Trust u/l; and 2,580 shares held by Mr. Winslow as Trustee for Andrew N. Winslow Trust u/w.

(12) Includes 10,000 shares owned by Mr. Trudel and warrants to purchase 60,000 shares held by Mr. Trudel.

(13) Includes warrants to purchase 60,000 shares of Common Stock held by Mr. Bosselmann, warrants to purchase 60,000 shares of Common Stock held by Mr. Trudel, warrants to purchase 50,000 shares of Common Stock held by MSR Advisors, Inc. (of which Mr. Levinson is President), and options to purchase 30,000 shares of Common Stock held by directors, named executive officers and executive officers of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company will use $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds will be used for general corporate purposes.

One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("MSR"), 129,032 shares (the "Shares") of common stock, pursuant to a Subscription Agreement dated as of January 28, 2005 between the Company and MSR (the "Subscription Agreement"). The Shares were issued at a purchase price of $7.75 per share ("Share Price"), yielding aggregate proceeds of $999,998. MSR is an entity controlled by Daniel Levinson, a director of the Company.

Pursuant to the Subscription Agreement, the Company agreed to issue additional shares of common stock to MSR in accordance with the Subscription Agreement under certain conditions upon the earlier of (i) the Company's issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000 for a consideration per share less than the Share Price, subject to certain exclusions; and (ii) July 31, 2005. Shares would be issued in amounts determined by reference to the Company's prevailing thirty-day average stock price. As of July 31, 2005, the conditions described above had not occurred, and on August 16, 2005, the Company instructed the transfer agent to issue an additional 95,321 shares of common stock to MSR. The issuance of additional shares to MSR effectively reduced MSR's purchase price per common stock as set forth in the Subscription Agreement.

During fiscal year ended January 31, 2006, the Company retained MSR under a consulting agreement to assist in identifying and meeting potential equity investors. Under this consulting arrangement, the Company paid MSR $100,000 during fiscal 2006.

On August 31, 2004, the Company entered into an Agreement and Plan of Merger, as amended (the "Merger Agreement") with AGAX/VLI Acquisition Corporation, Vitarich Laboratories, Inc. ("Vitarich") and Kevin Thomas (Thomas) whereby, among other things, the Company issued to Kevin Thomas certain stock consideration which was subject to adjustment in the event the Company raised or failed to raise additional capital by a certain time period. On January 28, 2005, the Company, Vitarich and Kevin Thomas entered into a letter agreement to extend the time period of the condition to July 31, 2005. As of July 31, 2005, the condition had not occurred. In accordance with the formula provided in the January 28, 2005 letter agreement to calculate the adjustment to the stock consideration, on August 19, 2005, the Company instructed the transfer agent to issue to Kevin Thomas 535,052 shares of common stock of the Company. Mr. Thomas currently owns 44% of the common stock of the Company.

On January 31, 2005, the Company entered into a debt subordination agreement with Kevin Thomas for the cash portion of his Additional Consideration. The subordinated note had an original maturity of August 1, 2006, a notional amount of $3,292,000 and an interest rate of 10%. On May 5, 2006, the Company entered into an extension with Thomas of the maturity of the note to August 1, 2007.

The Company leases administrative, manufacturing and warehouse facilities from Thomas, who is an officer Vitarich Laboratories, Inc. ("VLI"), a wholly owned subsidiary of the Company, and also from an employee who was the former owner of Southern Maryland Cable, Inc., a wholly owned subsidiary of the Company. The total expenses under these arrangements were $298,000 and $134,000 for the years ended January 31, 2006 and 2005, respectively. The future minimum lease commitments under these arrangements during each fiscal year ended January 31 through fiscal year ended January 31, 2010 are: 2007 - $298,000; 2008 - $299,000; 2009 - $299,000; 2010 - $299,000; thereafter - $979,000 which totals
$2,174,000. In addition, the Company incurred $122,000 for improvements made by Thomas to a manufacturing and warehouse facility which it leases from him.

The Company also entered into a supply agreement with an entity owned by Thomas whereby the supplier committed to sell to the Company and the Company committed to purchase on an as-needed basis, certain organic products. VLI made $47,000 in purchases under the supply agreement for the period from acquisition (August 31, 2004) through January 31, 2005 and $189,000 for the year ended January 31, 2006. On January 31, 2006, the Company owed $3,000 to the entity owned by Kevin Thomas.

The Company also sells its products in the normal course of business to an entity in which Thomas has an ownership interest. The pricing on such transactions is consistent with VLI's general customer pricing for nonaffiliated entities. VLI had approximately $242,000 in sales with this entity for the period from acquisition (August 31, 2004) to January 31, 2005 and $587,000 for the year ended January 31, 2006. On January 31, 2006, the affiliated entity owed $157,000 to VLI net of an allowance for doubtful accounts of $0.

The Company owed Thomas $118,000 at January 31, 2006 due primarily to leasehold improvements made to the Company's primary warehouse and manufacturing facility.

ITEM 13. EXHIBITS

Exhibit   Description
No.
--------------------------------------------------------------------------------

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

10.24 Financing and Security Agreement dated as of August 19, 2003 among Puroflow Incorporated, Southern Maryland Cable, Inc., and Bank of America, N.A. (11)

10.25 Subscription Agreement dated as of January 28, 2005 between Argan, Inc. and MSR I SBIC, L.P. (12)

10.26 Registration Rights Agreement dated as of January 28, 2005 between Argan, Inc. and MSR I SBIC, L.P. (12)

10.27 Debt Subordination Agreement dated as of January 31, 2005 by and among Argan, Inc., Kevin J. Thomas, Southern Maryland Cable, Inc. and Bank of America, N.A. (13)

10.28 Fourth Amendment to Financing and Security Agreement dated as of April 8, 2005 among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc. and Bank of America, N.A. (14)

10.29 Second Amended and Restated Revolving Credit Note dated as of April 8, 2005 among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc. and Bank of America, N.A. (14)

10.30 Letter Agreement dated July 5, 2005 by and among Argan, Inc., Vitarich Laboratories, Inc. and Kevin J. Thomas. (15)

10.31 Subordinated Term Note, effective as of June 30, 2005, issued by Argan, Inc. to Kevin J. Thomas. (15)

10.32 Amended and Restated Debt Subordination Agreement, effective as of June 30, 2005, by and among Argan, Inc., Kevin J. Thomas, Southern Maryland Cable, Inc. and Bank of America, N.A. (15)

10.33 Letter Agreement dated January 28, 2005 by and among Argan, Inc., Vitarich Laboratories, Inc. and Kevin J. Thomas. (16)

10.34 Fifth Amendment to Financing and Security Agreement, dated as of November 7, 2005, by and among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc. and Bank of America, N.A. (17)

14.1      Code of Ethics.(5)

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

(11) Incorporated by reference to the Company's Form 10-QSB, filed with the Securities and Exchange Commission on December 15, 2003.

(12) Incorporated by reference to the Company's Form 8-K, dated January 28, 2005, filed with the Securities and Exchange Commission on February 2, 2005.

(13) Incorporated by reference to the Company's Form 8-K, dated January 31, 2005, filed with the Securities and Exchange Commission on February 4, 2005.

(14) Incorporated by reference to the Company's Form 8-K, dated April 8, 2005, filed with the Securities and Exchange Commission on April 14, 2005.

(15) Incorporated by reference to the Company's Form 8-K, dated July 5, 2005, filed with the Securities and Exchange Commission on July 7, 2005.

(16) Incorporated by reference to the Company's Form 8-K, dated August 19, 2005, filed with the Securities and Exchange Commission on August 22, 2005.

(17) Incorporated by reference to the Company's Form 8-K, dated November 7, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Accountants

The following table shows the fees for professional services provided by Ernst & Young LLP for the fiscal years ended January 31, 2006 and January 31, 2005.

                             2006       2005
                           --------   --------
      Audit Fees           $573,000   $428,000
      Audit-Related Fees     $5,000    $21,000
      Tax Fees              $38,500    $48,000
      ----------------------------------------
      Total                $616,500   $497,000


Audit Fees. This category includes the audit of the Company's annual financial statements, review of financial statements included in the Company's Form 10-QSB quarterly reports and services that are normally provided by the independent auditors in connection with SEC registration statements, assistance with SEC comment letters and accounting and reporting consultation for those fiscal years.

Audit Related Fees. This category consists of professional services for due diligence in connection with proposed acquisitions.

Tax Fees. This category consists of professional services rendered for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval Policies and Procedures

Before an accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company's Audit Committee.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ARGAN, INC.

                  By: /s/ Rainer H. Bosselmann
                  Rainer H. Bosselmann
                  Chairman of the Board and Chief Executive Officer
                  Dated: May 15, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                           Title                              Date
----                           -----                              ----

/s/ Rainer H. Bosselmann       Chairman of the Board              May 15,  2006
---------------------------    and Chief Executive Officer
Rainer H. Bosselmann           (Principal Executive Officer)


/s/ Arthur F. Trudel           Senior Vice President              May 15, 2006
---------------------------    and Chief Financial Officer and
Arthur F. Trudel               Secretary (Principal Accounting
                               and Financial Officer)


/s/ DeSoto S. Jordan           Director                           May 15, 2006
---------------------------
DeSoto S. Jordan

/s/ Daniel A. Levinson         Director                           May 15, 2006
---------------------------
Daniel A. Levinson

/s/ T. Kent Pugmire            Director                           May 15, 2006
---------------------------
T. Kent Pugmire

/s/ James W. Quinn             Director                           May 15, 2006
---------------------------
James W. Quinn

/s/ Peter L. Winslow           Director                           May 15, 2006
---------------------------
Peter L. Winslow

/s/ W. G. Champion Mitchell    Director                           May 15, 2006
---------------------------
W. G. Champion Mitchell

                                  EXHIBIT INDEX
                                  -------------

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