Form 10QSB
period 2006-04-30
ARGAN INC
filed 2006-06-13
CIK 100591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2006
                                       or
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to
                                            ------------    ------------

                        Commission File Number 001-31756

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


                One Church Street, Suite 302, Rockville MD 20850
 -------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (301) 315-0027
 -------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
 -------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past twelve months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2) of the Exchange Act). Yes |_| No |X|


Common Stock, par value $.15 per share, outstanding at June 8, 2006: 4,574,010.
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check One):    Yes |_| No |X|

                                   ARGAN, INC.


                                      INDEX


                                                                        Page No.

PART I. FINANCIAL INFORMATION.................................................3

Item 1. Financial Statements (unaudited)......................................3

Condensed Consolidated Balance Sheets - April 30, 2006 and January 31, 2006...3

Condensed Consolidated Statements of Operations for the Three Months
             Ended April 30, 2006 and 2005....................................4

Condensed Consolidated Statements of Cash Flows for the Three Months
            Ended April 30, 2006 and 2005.....................................5

Notes to Condensed Consolidated Financial Statements..........................6

Item 2. Management's Discussion and Analysis or Plan of Operation.............17

Item 3. Controls and Procedures...............................................28

PART II.  OTHER INFORMATION...................................................28

Item 1.  Legal Proceedings....................................................28

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........29

Item 3.  Defaults Upon Senior Securities......................................29

Item 4.  Submission of Matters to a Vote of Security Holders..................29

Item 5.  Other Information....................................................29

Item 6.  Exhibits.............................................................29

SIGNATURES....................................................................30


================================================================================

                         PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                   ARGAN, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                         April 30,      January 31,
                                                                           2006             2006
                                                                       ============    ============
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                          $     93,000    $      5,000
    Accounts receivable, net of allowance for doubtful accounts
         of $86,000 at 4/30/2006 and $50,000 at 1/31/2006                 4,390,000       3,351,000
    Receivable from affiliated entity                                       146,000         157,000
    Escrowed cash                                                           300,000         300,000
    Estimated earnings in excess of billings                                170,000         675,000
    Inventories, net of reserves of $83,000 at 4/30/2006 and $95,000
         at 1/31/06                                                       3,270,000       3,410,000
    Prepaid expenses and other current assets                               482,000         458,000
                                                                       ------------    ------------
TOTAL CURRENT ASSETS                                                      8,851,000       8,356,000
                                                                       ------------    ------------

Property and equipment, net of accumulated depreciation of
     $1,636,000 at 4/30/2006 and $1,418,000 at 1/31/2006                  3,349,000       3,324,000
Issuance cost for subordinated debt                                         129,000         257,000
Other assets                                                                 36,000          46,000
Contractual customer relationships, net                                   1,768,000       1,894,000
Trade name                                                                  224,000         224,000
Proprietary formulas, net                                                   611,000         726,000
Non-compete agreement, net                                                1,200,000       1,290,000
Goodwill                                                                  7,505,000       7,505,000
                                                                       ------------    ------------
TOTAL ASSETS                                                           $ 23,673,000    $ 23,622,000
                                                                       ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                   $  3,484,000    $  3,205,000
    Due to affiliates                                                          --           121,000
    Accrued expenses                                                      2,143,000       1,801,000
    Billings in excess of cost and earnings                                  31,000            --
    Deferred income tax liability                                            25,000          49,000
    Line of credit                                                          993,000       1,243,000
    Current portion of long-term debt                                       270,000         421,000
                                                                       ------------    ------------
TOTAL CURRENT LIABILITIES                                                 6,946,000       6,840,000
                                                                       ------------    ------------
Deferred income tax liability                                             1,603,000       1,618,000
Deferred rent                                                                12,000          10,000
Long-term debt                                                              152,000         176,000
Subordinated note due former owner of Vitarich Laboratories, Inc.         3,292,000       3,292,000
STOCKHOLDERS' EQUITY
   Preferred stock, par value $.10 per share -
              500,000 shares authorized- issued - none                         --              --
   Common stock, par value $.15 per share
              12,000,000 shares authorized -3,817,243 shares
              issued at 4/30/2006 and 1/31/2006 and  3,814,010
              shares outstanding at 4/30/2006 and 1/31/2006                 572,000         572,000
   Warrants outstanding                                                     849,000         849,000
   Additional paid-in capital                                            25,336,000      25,336,000
   Accumulated deficit                                                  (15,056,000)    (15,038,000)
   Treasury stock at cost: - 3,233 shares at 4/30/2006 and 1/31/2006        (33,000)        (33,000)
                                                                       ------------    ------------
TOTAL STOCKHOLDERS' EQUITY                                               11,668,000      11,686,000
                                                                       ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 23,673,000    $ 23,622,000
                                                                       ============    ============


                              See Accompany Notes

                                   ARGAN, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                   Three months ended April 30,
                                                                       2006           2005
                                                                    ===========    ===========
Net sales
     Nutraceutical products                                         $ 5,829,000    $ 4,728,000
     Telecom infrastructure services                                  3,133,000      2,428,000
                                                                    -----------    -----------
Net Sales                                                             8,962,000      7,156,000
Cost of sales
     Nutraceutical products                                           4,386,000      3,430,000
     Telecom infrastructure services                                  2,323,000      1,907,000
                                                                    -----------    -----------
 Gross profit                                                         2,253,000      1,819,000

Selling, general and administrative expenses                          1,976,000      1,840,000
                                                                    -----------    -----------
    Income (loss) from operations                                       277,000
                                                                                       (21,000)

Interest expense                                                        261,000         56,000
Other  income, net                                                        2,000         27,000
                                                                    -----------    -----------
    Income (loss) from operations before income taxes                    18,000
                                                                                       (50,000)
Income tax provision (benefit)                                           36,000
                                                                                       (28,000)
                                                                    -----------    -----------
Net loss                                                            $   (18,000)   $   (22,000)
                                                                    ===========    ===========
Basic and diluted loss per share                                           --      $     (0.01)
                                                                    ===========    ===========
Weighted average number of shares outstanding - basic and diluted     3,814,000      2,992,000
                                                                    ===========    ===========

                              See Accompany Notes

                                   ARGAN, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                       Three Months Ended
                                                                                            April 30,
                                                                                      2006            2005
                                                                                   ===========    ===========
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                           $   (18,000)   $   (22,000)
Adjustments to reconcile  net loss to net cash  provided by (used in)  operating activities:
    Depreciation and amortization                                                      376,000        195,000
      Amortization of purchase intangibles                                             331,000
                                                                                                      424,000
      Deferred income taxes                                                            (39,000)       (30,000)
      Unrealized gain on liability for derivative financial instruments                   --          (23,000)
      Gain on sale of property and equipment                                            (2,000)          --
Changes in operating assets and liabilities:
    Accounts receivable, net                                                        (1,039,000)      (800,000)
    Receivable from affiliated entity                                                   11,000        (22,000)
    Estimated earnings in excess of billings                                           505,000        (42,000)
    Inventories, net                                                                   140,000        312,000
    Prepaid expenses and other current assets                                          (24,000)       (58,000)
    Accounts payable and accrued expenses                                              620,000         60,000
    Billings in excess of estimated earnings                                            31,000          6,000
    Due to affiliates                                                                 (121,000)       (47,000)
    Other                                                                               12,000         23,000
                                                                                   -----------    -----------
        Net cash provided by (used in) operating activities                            783,000        (24,000)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                               (273,000)      (118,000)
    Proceeds from sale of property and equipment                                         3,000           --
                                                                                   -----------    -----------
         Net cash used in investing activities                                        (270,000)      (118,000)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from escrowed cash                                                           --          304,000
    Proceeds from line of credit                                                     1,605,000        600,000
    Proceeds from long-term debt                                                          --            8,000
    Payments on line of credit                                                      (1,855,000)      (598,000)
    Principal payments on long-term debt                                              (175,000)      (232,000)
                                                                                   -----------    -----------
        Net cash (used in) provided by  financing activities                          (425,000)        82,000
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         5,000        167,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    88,000        (60,000)
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    93,000    $   107,000
                                                                                   ===========    ===========

                              See Accompany Notes

                                   ARGAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1- ORGANIZATION

NATURE OF OPERATIONS

Argan, Inc. ("AI" or the "Company") conducts its operations through its wholly owned subsidiaries Vitarich Laboratories, Inc. ("VLI") which it acquired in August 2004 and Southern Maryland Cable, Inc. ("SMC") which it acquired in July 2003. Through VLI, the Company develops, manufactures and distributes premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers, as well as electric utilities primarily in the Mid-Atlantic region.

AI was organized as a Delaware corporation in May 1961 and operates in two reportable segments. (See Note 9)

MANAGEMENT'S PLANS, LIQUIDITY AND BUSINESS RISKS

As of April 30, 2006, the Company had an accumulated deficit of $15.1 million. At April 30, 2006, the Company had $3.3 million available under its revolving line of credit with the Bank of America, N.A. (the Bank). The Company operates in two distinct and separate reportable segments. The market for nutritional products is highly competitive and the telecom and infrastructure services industry is fragmented, but also very competitive. The successful execution of the Company's business plan is dependent upon the Company's ability to integrate acquired businesses and their related assets into its operations, its ability to increase and retain its customers, the ability to maintain compliance with significant government regulation, the ability to attract and retain key employees and the Company's ability to manage its growth and expansion, among other factors.

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due the former owner of VLI. The remainder of the proceeds was used for general corporate purposes. (See Notes 5 and 7)

The Company's line of credit was due to expire on May 31, 2006. On May 5, 2006, the Company renewed its line of credit with the Bank, extending the maturity date to May 31, 2007. Concurrent with the renewal, the Bank has agreed to provide a new $1.5 million term loan facility (New Term Loan) designed to refinance a portion of the existing subordinated note with the former owner of VLI that had an outstanding balance of $3,292,000 at April 30, 2006. The Company must be in compliance with its debt covenants to draw on the New Term Loan. (See
Note 6)

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

The subordinated debt due the former owner of VLI was originally due on August 1, 2006. On May 5, 2006, the Company entered into an agreement with the former owner of VLI to delay the timing of the payment on the subordinated debt to August 1, 2007. The former owner of VLI will be paid prior to this date if the Company were to raise additional equity having an aggregate purchase price of more than $1 million. The Company also has the option to draw on the aforementioned New Term Loan to pay the former owner of VLI if the Company is in compliance with their debt covenants. (See Note 6)

Management believes that capital resources available under its renewed line of credit combined with cash generated from the Company's operations is adequate to meet the Company's future operating cash needs. Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

NOTE  2 -  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated balance sheet as of April 30, 2006 and the condensed consolidated statements of operations and cash flows for the three months ended April 30, 2006 and 2005, respectively, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2006 and 2005 and the results of its operations and its cash flows for the periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the year ended January 31, 2006, together with the independent registered public accounting firm's report, included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Inventories at April 30, 2006 consist of the following:


                       Raw materials      $ 2,930,000

                       Work-in process        278,000

                       Finished goods         145,000
                                          -----------

                                            3,353,000

                       Less:  Reserves        (83,000)
                                          -----------

                       Inventories, net   $ 3,270,000
                                          ===========

The Company entered into an agreement with one of its major customers, whereby the customer made an advanced payment to the Company for a significant portion of raw material at cost. The raw material is held at the Company's premises and is used in the production of product for the customer. The Company is accounting for this as an inventory financing arrangement and recognizes revenue from the sale of the raw material when the finished product is shipped to the customer. At April 30, 2006, the Company had customer deposits and inventories related to this arrangement of $463,000.

Earnings Per Share - Income per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Dilutive earnings per share represent net income divided by the weighted average number of common shares outstanding inclusive of the effects of dilutive securities. Outstanding stock options and warrants for the purchase of shares of common stock were not included in the weighted average shares outstanding during the three months ended April 30, 2006 and 2005 because the market price of the Company's common stock was significantly below the exercise prices for the stock options and warrants and as such were antidilutive.

Seasonality - The Company's telecom infrastructure services operations are expected to have seasonally weaker results in the first and fourth quarters of our year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

Stock Option Plans - Prior to February 1, 2006, the Company measured compensation costs for stock based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. In electing to follow APB No. 25 for expense recognition purposes for the three months ended April 30, 2005, the Company has provided below the expanded disclosures required under Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation" ("SFAS No. 148") for stock-based compensation granted including, if materially different from reported results, disclosure of pro forma net income and net income per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). All options issued and outstanding at April 30, 2005 had an exercise price greater than the market price of the Company's stock on the date of grant. The fair value of the options granted have been estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted and unvested under the Plan for the three months ended April 30, 2005. For purposes of this pro forma disclosure, the value of options is estimated using a Black-Scholes option-pricing formula and amortized over the options' vesting periods.

                              Pro Forma Disclosures
                    For the three months ended April 30, 2005


     Net loss, as reported                                       $(22,000)
     Add:  Stock based compensation recorded
              in the financial statements                            --
     Deduct:  Total stock-based employee compensation
             expense determined under fair value based methods     20,000
                                                                 --------
     Pro forma net loss                                          $(42,000)
                                                                 ========
     Basic and diluted per share:
     Basic and diluted - as reported                             $ ( 0.01)
                                                                 ========
     Basic and diluted - pro forma                               $ ( 0.01)
                                                                 ========



NOTE 3 - STOCK BASED COMPENSATION

At April 30, 2006, the Company has a stock option plan which was established in August 2001 (Plan). Under the Plan, the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan was amended in April 2003 to authorize the grant of options for up to 250,000 shares of common stock.

Prior to February 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation ("SFAS No. 123"). No stock-based employee compensation cost was recognized in the Statement of Operations for the three months ended April 30, 2005, as all options granted under the Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123(R)), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the three months ended April 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on February 1, 2006, the Company's income before income taxes for the three months ended April 30, 2006, was approximately $11,000 lower than if it had continued to account for share based compensation under APB No. 25. Basic and diluted net income per share for the three months ended April 30, 2006 would have been the same as if the Company had not adopted SFAS No. 123(R).

Stock options granted may be "Incentive Stock Options" ("ISOs") or "Nonqualified Stock Options" (NSOs"). ISOs have an exercise price at least equal to the stock's fair market value at the date of grant, a ten-year term and vest and become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price other than the stock's fair market value at the date of grant and have up to a ten-year term, and vest and become fully exercisable as determined by the Board.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:


                                                 Three Months Ended April 30,
                                                    2006         2005(1)
                                               ==============   ==============
Dividend yield                                       --              --
Expected volatility                                  58%             --
Risk-free interest rate                             5.12%            --
Expected life in years                                5              --

(1) No options were granted during the three months ended April 30, 2005.


A summary of option activity under the Plan as of April 30, 2006, and changes in the period then ended is presented below:

                                                                                   Weighted-
                                                              Weighted-             Average
                                                               Average             Remaining          Aggregate
                                                              Exercise           Contract Term        Intrinsic
                                              Shares           Price                                   Value
                                            ----------      -------------        -------------     --------------
Outstanding at beginning of period              73,000      $        7.84                --                  --
Granted                                         50,000      $        2.15                --                  --
Exercised                                         --
Forfeited or expired                              --
                                            ----------
Outstanding at end of period                   123,000      $        5.53               7.6        $      274,000
                                            ==========
Vested or expected to vest at end of           123,000      $        5.53               7.6        $      274,000
period
Exercisable at end of period                    58,000      $        7.86               6.4        $      186,000


The weighted average grant date fair value of options granted during the three months ended April 30, 2006 was $1.17. No options were granted during the three months ended April 30, 2005.

No options were exercised during the three months ended April 30, 2006 and 2005. At April 30, 2006, there was $61,000 of total unrecognized compensation cost related to stock options issued under the Plan. That cost is expected to be recognized during the next six months which represents the vesting period of options granted during the six months ended April 30, 2006.

A summary of the status of the Company's nonvested shares as of April 30, 2006, and changes during the three months then ended, is present below:

                                                                Aggregate
                                                                Intrinsic
                                                   Shares         Value
                                                -------------  -----------
Nonvested at beginning of period                  16,000       $      1.95
Granted                                           50,000       $      1.17
Vested                                                --              --
Forfeited                                             --              --
                                                -------------  -------------
Nonvested at end of period                        66,000       $      1.35
                                                =============

The fair value of nonvested shares is determined based on the opening trading price of the Company's shares on the grant date. The weighted average grant date fair value of shares granted during the three months ended April 30, 2006 was $1.17. As of April 30, 2006, there was $61,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements under the Plan. The cost is expected to be recognized over the next six months. No shares vested during the three months ended April 30, 2006.

In connection with the Company's private placement in April 2003, the Company issued warrants to purchase shares of the Company's common stock at a price of $7.75 per share with a ten year term. 180,000 of the warrants were granted to three individuals who became the executive officers of the Company upon completion of the offering. In addition, MSR Advisors, Inc. (MSR) received warrants to purchase 50,000 shares of the Company's stock. A director of the Company is the Chief Executive Officer of MSR. The fair value of the warrants of $849,000 was recognized as offering costs. All warrants are exercisable.

At April 30, 2006, there were 353,000 shares of the Company's common stock reserved for issuance upon exercise of stock options and warrants.

NOTE 4- SUMMARY OF INTANGIBLE ASSETS

The Company's intangible assets consist of the following at April 30, 2006.

                                        Gross                                     SMC                  VLI                 Net
                     Estimated         Carrying             Accumulated        Impairment          Impairment           Carrying
                    Useful Life         Amount               Amortization        Loss(1)             Loss(2)             Amount
                   --------------   --------------     -----------------    ---------------      ----------------   ----------------
Goodwill           Indefinite       $14,055,000(3)               --              740,000(1)         5,810,000(2)    $    7,505,000
Contractual
Customer
Relationships      5-7 years          3,600,000              1,086,000           746,000(1)                --            1,768,000
Proprietary
Formulas           3 years            2,500,000              1,202,000              --                687,000(2)           611,000
Non-Compete
Agreement          5 years            1,800,000                600,000              --                     --            1,200,000
Trade Name         Indefinite           680,000                   --             456,000(1)                --              224,000
                                    --------------     -----------------    ---------------      ----------------   ----------------
                                    $22,635,000          $   2,888,000         1,942,000(1)      $  6,497,000(2)    $   11,308,000
                                    ==============     =================    ===============      ================   ================

(1) During the twelve months ended January 31, 2005, the Company recorded an impairment loss with respect to goodwill and intangibles at SMC.

(2) During the twelve months ended January 31, 2006, the Company recorded an impairment loss with respect to goodwill and proprietary formulas at VLI.

(3) Amounts recorded as goodwill are not deductible for tax reporting purposes.

Amortization  expense  for the three  months  ended April 30,  2006,  aggregated
$126,000,   $115,000  and  $90,000  for  Contractual   Customer   Relationships,
Proprietary Formulas and Non-Compete Agreement, respectively.

NOTE 5 -  RELATED PARTY TRANSACTIONS

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas ("Thomas").The remainder of the proceeds was used for general corporate purposes.

One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor ("Subscription Agreement"). These Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998 (See Note 7). These Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company.

Pursuant to the Subscription Agreement, the Company agreed to issue additional shares of the Company's common stock to Investor in accordance with the Subscription Agreement under certain conditions upon the earlier of (i) the Company's issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000, at a price per share less than $7.75 subject to certain exclusions, or (ii) ninety percent of the average bid price of the Company's common stock for the thirty days ended July 31, 2005 if the price was less than $7.75, less the 129,032 shares previously issued. The Company settled the liability for issuance of additional shares in a non-cash transaction at July 31, 2005 with the issuance of 95,321 shares of the Company's common stock.

The provision in the Subscription Agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received at issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. During the three months ended April 30, 2005, the Company recorded a fair value adjustment of a $1,000 gain which is recorded in other income, net.

On January 31, 2005, the Company entered into a debt subordination agreement with Thomas, the former owner of VLI, for the cash portion of the additional consideration the Company owes Thomas. The subordinated debt had an original maturity of August 1, 2006 and had an interest rate of 10%. On May 5, 2006, the Company entered into an extension with Thomas of the maturity date of the subordinated note to August 1, 2007.

On January 28, 2005, the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement includes certain concessions to Thomas allowing him to receive additional consideration based on the market price of the Company's common stock. The concessions provide that in addition to providing Thomas additional shares if the Company issued additional shares at a price less than $7.75, if the Company did not issue additional shares at a price less than $7.75 per share, then the Company would issue additional shares to Thomas based on the average closing price of the Company's common stock for the 30 days ended July 31, 2005, if the price was below $7.75 per share less 1,173,147 shares previously issued. These concessions allowing Thomas to receive additional shares under certain conditions represent a freestanding financial instrument and were accounted for in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock."

At issuance, $501,000 of the charge related to the liability for derivative financial instruments was recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt. The amortization of the deferred loan issuance cost increases the Company's interest expense through August 1, 2007, the maturity date of the note, and reduces net income. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment of a $22,000 gain during the three months ended April 30, 2005 was reflected as a change in liability for the derivative financial instruments and as a credit to the Company's other expenses or income and net loss. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

The Company leases administrative, manufacturing and warehouse facilities from individuals who are officers of SMC and VLI. The total expense under these arrangements was $76,000 and $69,000 for the three months ended April 30, 2006 and 2005, respectively.

The Company has also entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to the Company and the Company committed to purchase on an as-needed basis, certain organic products. VLI made $17,000 and $24,000 in purchases under the supply agreement during the three months ended April 30, 2006 and 2005, respectively.

The Company also sells its products in the normal course of business to an entity in which the former owner of VLI has an ownership interest. VLI had approximately $129,000 and $149,000 in sales with this entity for three months ended April 30, 2006 and 2005, respectively. At April 30, 2006, the affiliated entity owed $146,000 to VLI.

NOTE 6 - DEBT

In May 2006, the Company agreed to amend the existing financing arrangements with the Bank of America (Bank). Under this arrangement, the Company has a revolving line of credit of $4.25 million in maximum availability and a term loan with an original balance of $1.2 million. The May 2006 amendment extended the expiration of the revolving line of credit to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three year term note bear interest at LIBOR plus 3.25% and 3.45% respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria (Borrowing Base). The aforementioned term note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of April 30, 2006, the Company had $100,000 outstanding under the term note. At April 30, 2006, the Company also had $993,000 outstanding under the revolving line of credit at an interest rate of 8.2% with $3.3 million of additional availability under its Borrowing Base.

The amended financing arrangements provides for a new $1.5 million term loan facility (New Term Loan). The proceeds of the New Term Loan are designated to refinance a portion of the existing subordinated note with Thomas that at April 30, 2006 had an outstanding balance of $3,292,000. Advances under the New Term Loan are subject to the Company being in compliance with its debt covenants with the Bank. The New Term Loan will be repaid in thirty-six equal monthly principal payments and bears interest at LIBOR plus 3.25%. If the Company draws on the New Term Loan, the Company's Borrowing Base will be reduced by $750,000 for maximum availability under the revolving line of credit.

The financing arrangements provide for the measurement at the Company's fiscal year end and at each of the Company's fiscal quarter ends of certain financial covenants including requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not exceed 2.5 to 1 (with the next measurement date on July 31, 2006) and requiring a pro forma fixed charge coverage ratio of not less than 1.25 to 1 (with the next measurement date on July 31, 2006). The amended financings also require that the Company meet minimum EBITDA covenants equal to or exceeding (on a rolling four quarter basis) $1.2 million for July 31, 2006, $1.3 million for October 31, 2006 and $1.8 million for January 31, 2007 and for each successive quarter end thereafter. The Bank's consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

The amended financing arrangements contains a subjective acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangement due and payable if certain material adverse changes occur. We believe that we will continue to comply with our financial covenants under our financing arrangement. If our performance does not result in compliance with any of our financial covenants, or if the Bank seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to modify our financing arrangement, but there can be no assurance that the Bank would not exercise their rights and remedies under our financing arrangement including accelerating payment of all outstanding senior and subordinated debt due and payable.

NOTE 7 - PRIVATE OFFERINGS OF COMMON STOCK

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds was used for general corporate purposes.

One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares of the Company's common stock, pursuant to a Subscription Agreement between the Company and Investor ("Subscription Agreement"). These shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company. (See Note 5) Pursuant to the Subscription Agreement, the Company has agreed to issue additional shares of the Company's common stock to Investor in accordance with the Subscription Agreement based upon the earlier of (i) the Company's issuance of additional shares of common stock having an aggregate purchase price of at least $2,500,000 at a price per share less than $7.75, or (ii) July 31, 2005. The additional shares of common stock to be issued would equal the price paid by Investor divided by the lower of (i) the weighted average of all stock sold by the Company prior to July 31, 2005 or; (ii) ninety percent of the average bid price of the Company's common stock for the thirty days ended July 31, 2005 if the price was less than $7.75, less the 129,032 shares previously issued. The Company settled the liability for issuance of additional shares in a non-cash transaction at July 31, 2005 with the issuance of 95,321 shares of the Company's common stock.

The provision in the Subscription Agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, at January 31, 2005, $139,000 of the proceeds was accounted for as a liability for a derivative financial instrument. This liability related to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. During the three months ended April 30, 2005, the Company recorded a fair value adjustment of a $1,000 gain which is recorded in other income, net.

NOTE 8 - INCOME TAXES

The Company had an effective income tax rate of 200% for the three months ended April 30, 2006 and an effective income tax benefit rate of 56% for the three months ended April 30, 2005. During the three months ended April 30, 2006, the Company's effective income tax rate was increased by the impact of the amortization of issuance cost for subordinated debt which is treated as a permanent difference for income tax reporting purposes. During the three months ended April 30, 2005, the Company's income tax benefit rate was increased by the impact of the fair value adjustment for liability for derivative instruments which is a permanent difference for income tax reporting purposes.

NOTE 9 - SEGMENT REPORTING

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

The Company's operating segments are organized in separate business units with different management, customers, technology and services. The respective segments account for the respective businesses using the accounting policies in
Note 2 to the Company's Form 10-KSB and Note 2 in this filing. Summarized financial information concerning the Company's operating segments is shown in the following tables:

                                                         For the Three Months
                                                         Ended April 30, 2006

                                                           Telecom
                                      Nutraceutical    Infrastructure
                                        Products         Services         Other     Consolidated
                                      -------------    --------------   ---------   ------------
Net sales                             $   5,829,000    $    3,133,000   $    --     $  8,962,000

Cost of sales                             4,386,000         2,323,000        --        6,709,000
                                      -------------    --------------   ---------   ------------
     Gross profit                         1,443,000           810,000        --        2,253,000

Selling, general and administrative
   expenses                               1,087,000           414,000     475,000      1,976,000
                                      -------------    --------------   ---------   ------------
Income (loss) from operations               356,000           396,000    (475,000)       277,000
Interest expense                            127,000            19,000     115,000        261,000
 Other income, net                             --               2,000        --            2,000
                                      -------------    --------------   ---------   ------------

Income (loss) before income taxes     $     229,000    $      379,000   $(590,000)        18,000
                                      = ===========    =  ===========   =========   ------------

Income tax provision                                                                      36,000
                                                                                    ------------

Net loss                                                                            $    (18,000)
                                                                                    ============
Depreciation and amortization         $     134,000    $      112,000   $ 130,000   $    376,000
                                      =============    ==============   =========   ============
Amortization of intangibles           $     305,000    $       26,000               $    331,000
                                      =============    ==============   =========   ============
Goodwill                              $   6,565,000    $      940,000        --     $  7,505,000
                                      =============    ==============   =========   ============
Total assets                          $  17,959,000    $    5,165,000   $ 549,000   $ 23,673,000
                                      =============    ==============   =========   ============
Fixed asset additions                 $      96,000    $      177,000        --     $    273,000
                                      =============    ==============   =========   ============

                                                         For the Three Months
                                                         Ended April 30, 2006

                                                           Telecom
                                      Nutraceutical    Infrastructure
                                        Products         Services         Other     Consolidated
                                      -------------    --------------   ---------   ------------
Net sales                             $   4,728,000    $    2,428,000   $    --     $  7,156,000

Cost of sales                             3,430,000         1,907,000        --        5,337,000
                                      -------------    --------------   ---------   ------------
     Gross profit                         1,298,000           521,000        --        1,819,000

Selling, general and administrative
   expenses                               1,086,000           354,000     400,000      1,840,000
                                      -------------    --------------   ---------   ------------
Income (loss) from operations               212,000           167,000    (400,000)       (21,000)
Interest expense (income)                    58,000            11,000     (13,000)        56,000
 Other income, net                             --               2,000      25,000         27,000
                                      -------------    --------------   ---------   ------------

Income (loss) before income taxes     $     154,000    $      158,000   $(362,000)       (50,000)
                                      =============    ==============   =========   ============

Income tax benefit                                                                       (28,000)
                                                                                    ------------

Net loss                                                                            $    (22,000)
                                                                                    ============
Depreciation and amortization         $     77 ,000    $       98,000   $  20,000   $    195,000
                                      =============    ==============   =========   ============
Amortization of intangibles           $     399,000    $       25,000        --     $    424,000
                                      =============    ==============   =========   ============
Goodwill                              $  11,339,000    $      940,000        --     $ 12,279,000
                                      =============    ==============   =========   ============
Total assets                          $  23,817,000    $    5,204,000   $ 928,000   $ 29,949,000
                                      =============    ==============   =========   ============
Fixed asset additions                 $     106,000    $       12,000        --     $    118,000
                                      =============    ==============   =========   ============

NOTE 10 - CONTINGENCIES

On September 17, 2004, Western Filter Corporation (WFC) notified the Company that WFC believes that the Company breached certain representations and warranties under the stock purchase agreement dated October 31, 2003 by and between AI and WFC ("Stock Purchase Agreement"). WFC asserts damages in excess of the $300,000 escrow which is being held by a third party in connection with the Stock Purchase Agreement.

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

Although the Company has reviewed WFC's claim and believes that substantially all of the claims are without merit, at April 30, 2006, the Company has recorded an accrual related to this matter of $360,000 for estimated payments and legal fees related to the claims of WFC that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability that may result from this matter is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period. The Company will vigorously contest WFC's claim.

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

GENERAL

Argan, Inc. (the "Company," "we," "us," or "our") conduct our operations through our wholly owned subsidiaries, Vitarich Laboratories, Inc. ("VLI") that we acquired in August 2004 and Southern Maryland Cable, Inc. ("SMC") that we acquired in July 2003. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities.

RECENT EVENTS

Private Offering of Common Stock

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds was used for general corporate purposes.

One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account.

Subordination of Certain Debt

On January 31, 2005, the Company entered into a Debt Subordination Agreement ("Subordination Agreement") with Kevin J. Thomas ("Thomas"), Southern Maryland Cable, Inc., a wholly owned subsidiary of the Company ("SMC," and together with the Company, the "Debtor") and Bank of America, N.A. ("Lender") to reconstitute as subordinated debt certain additional cash consideration ("Additional Cash Consideration") that Debtor will owe to Thomas in connection with the Agreement and Plan of Merger dated August 31, 2004 as amended, by and among the Company, AGAX/VLI Acquisition Corporation, a subsidiary of the Company, VLI and Thomas ("Merger Agreement").

Pursuant to the Subordination Agreement, Debtor and Thomas have agreed to reconstitute the Additional Cash Consideration as subordinated debt and in furtherance thereof, the Company has agreed to execute and deliver to Thomas a Subordinated Promissory Note in an amount equal to the amount that would otherwise be due Thomas as Additional Cash Consideration under the Merger Agreement. Accordingly, under the Subordination Agreement, Debtor subordinated all of the Junior Debt (as such term is defined in the Subordination Agreement) to the full extent provided in the Subordination Agreement, and Thomas transferred and assigned to Lender all of his rights, title and interest in the Junior Debt and appointed Lender as his attorney-in-fact for the purposes provided in the Subordination Agreement for as long as any of the Superior Debt (as such term is defined in the Subordination Agreement) remains outstanding. Except as otherwise provided in the Subordination Agreement and until such time that the Superior Debt is satisfied in full, Debtor shall not, among other things, directly or indirectly, in any way, satisfy any part of the Junior Debt, nor shall Thomas, among other things, enforce any part of the Junior Debt or accept payment from Debtor or any other person for the Junior Debt or give any subordination in respect of the Junior Debt.

The subordinated debt due the former owner of VLI was originally due on August 1, 2006. On May 5, 2006, the Company entered into an agreement with the former owner of VLI to delay the timing of the payment on the subordinated debt to August 1, 2007. The former owner of VLI will be paid prior to this date if the Company were to raise additional equity having an aggregate purchase price of more than $1 million. The Company also has the option to draw on the New Term Loan (as defined below) to pay the former owner of VLI if we are in compliance with our debt covenants with the Bank of America, N.A.

Amendment of Financing Arrangements

In May 2006, the Company agreed to amend the existing financing arrangements with the Bank of America, N.A. (Bank). Under this arrangement, the Company has a revolving line of credit of $4.25 million in maximum availability and a term loan with an original balance of $1.2 million. The May 2006 amendment extended the expiration of the revolving line of credit to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three-year note bear interest at LIBOR plus 3.25% and 3.45% respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria (Borrowing Base). The aforementioned three-year note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of April 30, 2006, the Company had $100,000 outstanding under the term note. At April 30, 2006, the Company also had $993,000 outstanding under the revolving line of credit at an interest rate of 8.2% with $3.3 million of additional availability under its Borrowing Base.

The amended financing arrangements provides for a new $1.5 million term loan facility (New Term Loan). The proceeds of the New Term Loan are designated to refinance a portion of the existing subordinated note with Kevin Thomas that at April 30, 2006 had a current outstanding balance of $3,292,000 which is due on August 1, 2007. Advances under the New Term Loan are subject to the Company being in compliance with its debt covenants with the Bank. The New Term Loan will be repaid in thirty-six equal monthly principal payments and bears interest at LIBOR plus 3.25%. If the Company draws on the New Term Loan, the Company's Borrowing Base will be reduced by $750,000 for maximum availability under the revolving line of credit.

The amended financing arrangements provides for the measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 (with the next measurement date being July 31, 2006) and requiring pro forma fixed charge coverage ratio not less than 1.25 to 1 (with the next measurement date being July 31, 2006). The amended financings also require that the Company meet minimum EBITDA covenants equal to or exceeding (on a rolling four quarter basis) $1.2 million for July 31, 2006, $1.3 million for October 31, 2006 and $1.8 million for January 31, 2007 and for each successive quarter end thereafter. The Bank's consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

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

We are a holding company with no operations other than our investments in VLI and SMC. At April 30, 2006, there were no restrictions with respect to dividends or other payments from VLI and SMC to the Company.

NUTRITIONAL PRODUCTS

We are dedicated to the research, development, manufacture and distribution of premium nutritional supplements, whole-food dietary supplements and personal care products. Several of these products have garnered honors including the National Nutritional Foods Association's prestigious Peoples Choice Awards for best products of the year in its respective category.

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

Critical Accounting Policies

Management is required to make judgments, assumptions and estimates that affect the amounts reported when we prepare financial statements and related disclosures in conformity with generally accepted accounting principles. Note 2 contained in the Company's consolidated financial statements for the year ended January 31, 2006 included in the Company's Annual Report contained in Form 10-KSB, as filed with the Securities and Exchange Commission describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. Estimates are used for, but not limited to our accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets and deferred income taxes. Actual results could differ from these estimates. The following critical accounting policies are impacted significantly by judgments, assumptions and estimates used in the preparation of our consolidated financial statements. If future conditions and results are different than our assumptions and estimates, materially different amounts could be reported.

Revenue Recognition

Vitarich Laboratories, Inc.

We manufacture products for our customers based on their orders. We typically ship the orders immediately after production keeping relatively little on-hand as finished goods inventory. We recognize customer sales at the time title and the risks and rewards of ownership passes to our customer which is generally when orders are shipped. Sales are recognized on a net basis which reflect reductions for certain product returns and discounts. Cost of goods sold and finished goods inventory sold include materials and direct labor as well as other direct costs combine with allocations of indirect operational costs.

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

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. Estimated earnings in excess of billings and billings in excess of estimated earnings totaled $170,000 and $31,000, respectively, at April 30, 2006.

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

Contractual Customer Relationships

Southern  Maryland  Cable,  Inc.  - The fair value of the  Contractual  Customer
Relationships (CCR's) was determined at the time of the acquisition of SMC by discounting the cash flows expected from SMC's continued relationships with three customers - General Dynamics Corp. (GD), Verizon Communications (VZ) and Southern Maryland Electric Cooperative (SMECO). Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions. In some cases, the estimates of future cash flows reflect periods beyond those of the current contracts in place. While SMC's relationship with GD is relatively recent, SMC has performed work for VZ and SMECO for approximately twenty years and ten years, respectively. The long-term relationship with VZ and SMECO affected the discount rate used to discount cost of capital and SMC's asset mix. We are amortizing the CCR's over a seven year weighted average life given the long standing relationships SMC has with Verizon and SMECO.

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

Proprietary Formulas

The Fair Value of the Proprietary Formulas (PFs) was determined at the time of the acquisition of VLI by discounting the cash flows expected from developed formulations based on relative technology contribution and estimates regarding product lifecycle and development costs and time. The expected cash flows were discounted based on a rate that reflects the perceived risk of the PFs, the estimated weighted average cost of capital and VLI's asset mix. We are amortizing the PFs over a three year life based on the estimated contributory life of the proprietary formulations utilizing estimated historical product lifecycles and changes in technology.

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

Western Filter Corporation Litigation

On September 17, 2004, Western Filter Corporation ("WFC") notified the Company that WFC believes that the Company breached certain representations and warranties under the stock purchase agreement dated October 31, 2003 by and between Argan, Inc. and WFC ("Stock Purchase Agreement"). WFC asserts damages in excess of the $300,000 escrow which is being held by a third party in connection with the Stock Purchase Agreement.

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

Although the Company has reviewed WFC's claim and believes that substantially all of the claims are without merit, at April 30, 2006, the Company had an accrual related to this matter of $360,000 for estimated payments and legal fees related to the claims of WFC that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability that may result from this matter is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period. The Company will vigorously contest WFC's claim.

Results of Operations for the Three Months Ended April 30, 2006 Compared to the Results of Operations for the Three Months ended April 30, 2005


                                                       Three Months Ended
                                                            April 30,

                                                       2006           2005
Statement of Operations
Net sales
   Nutraceutical products                           $ 5,829,000    $ 4,728,000
   Telecom infrastructure services                    3,133,000      2,428,000
                                                    -----------    -----------
Net Sales                                             8,962,000      7,156,000
                                                    -----------    -----------
Cost of sales
   Nutraceutical products                             4,386,000      3,430,000
   Telecom infrastructure services                    2,323,000      1,907,000
                                                    -----------    -----------
Gross profit                                          2,253,000      1,819,000
Selling general and administrative expenses           1,976,000      1,840,000
                                                    -----------    -----------
    Income (loss) from operations                       277,000        (21,000)
Interest expense                                        261,000         56,000
Other income, net                                         2,000         27,000
                                                    -----------    -----------
Income (loss) from operations before income taxes        18,000        (50,000)
Income tax provision (benefit)                           36,000        (28,000)
                                                    -----------    -----------
Net loss                                            $   (18,000)   $   (22,000)
                                                    ===========    ===========


Net sales

Net sales of nutraceutical products were $5,829,000 for the three months ended April 30, 2006 compared to net sales of nutraceutical products of $4,728,000 for the three months ended April 30, 2005, an increase of $1,101,000 or 23%. The increase in net sales of nutraceutical products was due primarily to increased sales to several of our largest customers, TriVita Corporation (TVC) and Rob Reiss Companies (RRC) as well as to two new customers.

Net sales of telecommunications infrastructure services were $3,133,000 for the three months ended April 30, 2006 compared to net sales of telecommunications infrastructure services of $2,428,000 for the three months ended April 30, 2005, an increase of $705,000 or 29%. The increase is due primarily to increased sales to VZ, SMECO and Electronic Data Systems Corp. (EDS) which offset the decline in business with GD whose contract with SMC was completed last year.

Cost of sales

For the three months ended April 30, 2006, cost of sales for nutraceutical products was $4,386,000, or 75% of net sales for nutraceutical products compared to $3,430,000 or 73% of net sales of nutraceutical products for the three months ended April 30, 2005. VLI experienced a higher percentage of cost of sales during the three months ended April 30, 2006 due to increased costs of non-nutritional materials whose cost was affected by the rise in oil prices. VLI has begun to pass along price increases during the three months ended April 30, 2006. In addition, during the three months ended April 30, 2006, VLI outsourced certain manufacturing processes at higher costs which it had originally planned to perform in-house at lower costs.

For the three months ended April 30, 2006, cost of sales for telecommunications infrastructure services were $2,323,000 or 74% of net sales of telecommunications infrastructure services compared to $1,907,000 or 79% of net sales of telecommunications infrastructure services. SMC experienced improved percentage margin performance due primarily to more effective utilization of construction personnel and equipment assigned to VZ and SMECO as the net sales to both customers increased.

Selling general and administrative expenses

Selling, general and administrative expenses were $1,976,000 or 22% of net sales for the three months ended April 30, 2006 compared to $1,840,000 or 26% of net sales for the three months ended April 30, 2005, an increase of $136,000. SMC increased its selling, general and administrative expenses by $60,000 due to the hiring of additional sales support personnel. In addition, corporate expenses as a percentage of net sales increased from 6% to 7% due to increased corporate costs due to higher professional accounting services.

Interest Expense

We had an increase of interest expense to $261,000 for the three months ended April 30, 2006 from $56,000 for the three months ended April 30, 2005 due primarily to the interest expense for subordinated debt of $82,000 and amortization of issuance cost for the subordinated debt of $129,000 for the three months ended April 30, 2006.

Other income, net

We had other income, net of $2,000 for the three months ended April 30, 2006 compared to other income, net of $27,000 for the three months ended April 30, 2005.

Income tax (benefit) provision
The Company's effective income tax rate was 200% for the three months ended April 30, 2006 compared to a 56% effective income tax benefit rate for the three months ended April 30, 2005.

During the three months ended April 30, 2006, the Company's effective income tax rate was increased by the impact of the amortization of issuance cost for subordinated debt which is treated as a permanent difference for income tax reporting purposes.

For the three months ended April 30, 2005, the Company's effective income tax benefit rate was increased by the impact of the fair value adjustment for liability for derivative financial instruments which is a permanent difference for income tax reporting purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

We had $1.9 million in working capital at April 30, 2006, including $93,000 of cash and cash equivalents. In addition we had $3.3 million available under credit facilities.

Working capital increased by $400,000 to $1.9 million at April 30, 2006 from $1.5 million at January 31, 2006. Components of the Company's cash flow provided by operations during the three months ended April 30, 2006 contributed to the increase in working capital. Estimated earnings in excess of billings decreased by $505,000, inventories decreased by $140,000, accounts payable and accrued expenses increased by $620,000 which was offset, in part by the increase in accounts receivable of $1,039,000. The Company had income before taxes of $18,000 for the three months ended April 30, 2006. The Company's non-cash expenses included in the determination of income before taxes included $331,000 for amortization of purchase intangibles and $376,000 for depreciation and amortization.

Cash Flows

Net cash provided by operations for the three months ended April 30, 2006 was $783,000 compared with $24,000 of cash used in operations for the three months ended April 30, 2005 due to the improved financial performance of both SMC and VLI. For the three months ended April 30, 2006, SMC had income from operations of $396,000 compared to income from operations of $167,000 for the three months ended April 30, 2005. Net sales from VZ increased by $830,000 due to SMC reestablishing a contractual relationship with VZ which had been previously discontinued. In July 2004, SMC lost a significantly profitable contract with VZ. In September 2005, SMC commenced work on an underground telecommunications infrastructure services contract with VZ which had been previously awarded to a third party which did not perform to VZ's satisfaction. In addition, SMC experienced strong revenue growth from SMECO. During the three months ended April 30, 2006, VLI had income from operations of $356,000 compared to income from operations of $212,000 for the three months ended April 30, 2005. VLI experienced strong revenue growth from two of its most significant customers, TVC and RRC as well as from two new customers.

During the three months ended April 30, 2006, accounts receivable used cash of $1,039,000. Strong revenue performance at both SMC and VLI resulted in the substantial increase in accounts receivable. During the three months ended April 30, 2006, estimated earnings in excess of billings, inventories, net and accounts payable and accrued expenses provided cash flow of $505,000, $140,000 and $620,000, respectively. Improved processing of invoices reduced SMC's estimated earnings in excess of billings. VLI exercised tighter controls over inventory levels as it experienced strong revenue growth. Accounts payable and accrued expenses increased as SMC experienced substantial increase in work performed by subcontractors which resulted in increased amounts payable to subcontractors at April 30, 2006. Since subcontractors are paid on terms consistent with SMC's terms with its customers, subcontractors are not paid until invoices are paid by our customers which contributes to a higher level of accounts payable.

During the three months ended April 30, 2006, net cash used for investing activities was $270,000 compared to net cash used for investing activities of $118,000 for the three months ended April 30, 2005. SMC paid for new drilling equipment and trucks to respond to opportunities for additional customer work.

For the three months ended April 30, 2006, net cash used by financing activities was $425,000 compared to cash provided by financing activities of $82,000 for the three months ended April 30, 2005. The change in net cash provided during the three months ended April 30, 2005 to net cash used during the three months ended April 30, 2006 is due to payments made on the line of credit and the term loan by the Company during the three months ended April 30, 2006 from cash provided by operating activities. During the three months ended April 30, 2005, the Bank of America, N.A. released $304,000 in previously escrowed funds in accordance with the amended financing arrangements of April 2005 which offset the net paydown of the Company's line of credit and long term debt.

In May 2006, the Company agreed to amend the existing financing arrangements with the Bank of America, N.A. (Bank). Under this arrangement, the Company has a revolving line of credit of $4.25 million in maximum availability and a term loan with an original balance of $1.2 million. The May 2006 amendment extended the expiration of the revolving line of debt to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three-year note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria (Borrowing Base). The aforementioned three-year note remains in effect and the final monthly scheduled payment of $33,000 is due on July 31, 2006. As of April 30, 2006, the Company had $100,000 outstanding under the term note. At April 30, 2006, the Company also had $993,000 outstanding under the revolving line of credit at an interest rate of 8.2% with $3.3 million of additional availability under its Borrowing Base.

The amended financing arrangements provides for a new $1.5 million term loan facility (New Term Loan). The proceeds of the New Term Loan are designated to refinance a portion of the existing subordinated note with Kevin Thomas that had at April 30, 2006 an outstanding balance of $3,292,000 which is due on August 1, 2007. Advances under the New Term Loan are subject to the Company being in compliance with its debt covenants with the Bank. The New Term Loan will be repaid in thirty-six equal monthly principal payments and bear interest at LIBOR plus 3.25%. If the Company draws on the New Term Loan, the Company's Borrowing Base will be reduced by $750,000 for maximum availability under the revolving line of credit.

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

At April 30, 2006, the Company was in compliance with the covenants of its amended financing arrangements.

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

Customers

During the three months ended April 30, 2006, we provided nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with Electronic Data Systems Corp. (EDS). Certain of our more significant customer relationships are with TriVita Corporation (TVC), Rob Reiss Companies (RRC), Verizon Communications, Inc. (VZ), Southern Maryland Electrical Cooperative (SMECO), EDS, CyberWize.com, Inc. (C), and Orange Peel Enterprises, Inc. (OPE). TVC, RRC, C and OPE are VLI customers. SMC's significant customers are VZ, SMECO and EDS. TVC, RRC, C and OPE accounted for approximately 22%, 13%, 6% and 5% of consolidated net sales during the three months ended April 30, 2006. VZ, SMECO and EDS accounted for approximately 11%, 11% and 6% of consolidated net sales during the three months ended April 30, 2006. Combined TVC, RRC, VZ, SMECO, EDS, C and OPE accounted for approximately 74% of consolidated net sales during the three months ended April 30, 2006.

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



ITEM 3.   CONTROLS AND PROCEDURES

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


(b) Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 and for the assessment of the effectiveness of internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.



                                     PART ll

                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On September 17, 2004, Western Filter Corporation (WFC) notified the Company that WFC believed that the Company breached certain representations and warranties under the stock purchase agreement dated October 31, 2003 by and between Argan, Inc. and WFC ("Stock Purchase Agreement"). WFC asserts damages in excess of the $300,000 escrow which is being held by a third party in connection with the Stock Purchase Agreement.

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

Although the Company has reviewed WFC's claim and believes that substantially all of the claims are without merit, as of April 30, 2006, the Company had an accrual related to this matter of $360,000 for estimated payments and legal expenses related to the claim of WFC that it considers to be probable and that can be reasonably estimated. Although the ultimate amount of liability that may result from this matter is not ascertainable, the Company believes that any amounts exceeding the aforementioned accrual should not materially affect the Company's financial condition. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period. The Company will vigorously contest WFC's claim.

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



                                   ARGAN, INC.


June 13, 2006                      By:   /s/  Rainer Bosselmann
                                         ---------------------------------------
                                         Rainer Bosselmann
                                         Chairman of the Board and Chief
                                         Executive Officer





June 13, 2006                      By:   /s/  Arthur F. Trudel
                                         ---------------------------------------
                                         Arthur F. Trudel
                                         Chief Financial Officer