Form 10QSB
period 2006-07-31
ARGAN INC
filed 2006-09-11
CIK 100591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2006

                                       or

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
(State or other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                One Church Street, Suite 401, Rockville MD 20850
                    (Address of Principal Executive Offices)

                                 (301) 315-0027
                (Issuer's Telephone Number, Including Area Code)

                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Common Stock, par value $.15 per share, outstanding at September 7, 2006:
4,574,010.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                   ARGAN, INC.

                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION .......................................       3
Item 1. Financial Statements (unaudited) ............................       3
Condensed Consolidated Balance Sheets - July 31, 2006 and
  January 31, 2006 ..................................................       3
Condensed Consolidated Statements of Operations for the Three and
  Six Months Ended July 31, 2006 and 2005 ...........................       4
Condensed Consolidated Statements of Cash Flows for the Six Months
  Ended July 31, 2006 and 2005 ......................................       5
Notes to Condensed Consolidated Financial Statements ................       6
Item 2. Management's Discussion and Analysis or Plan of Operation ...      18
Item 3. Controls and Procedures .....................................      32
PART II. OTHER INFORMATION ..........................................      32
Item 1. Legal Proceedings ...........................................      32
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds..      32
Item 3. Defaults Upon Senior Securities .............................      32
Item 4. Submission of Matters to a Vote of Security Holders .........      32
Item 5. Other Information ...........................................      32
Item 6. Exhibits ....................................................      33
SIGNATURES ..........................................................      34

PART . FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                   ARGAN, INC.
                      Condensed Consolidated Balance Sheets
                                   (Unaudited)

                                                                             July 31,      January 31,
                                                                               2006           2006
                                                                           ------------   ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $    161,000   $      5,000
  Accounts receivable, net of allowance for doubtful accounts of $70,000
    at 7/31/2006 and $50,000 at 1/31/2006                                     3,888,000      3,351,000
  Receivable from affiliated entity                                             148,000        157,000
  Escrowed cash                                                                 300,000        300,000
  Estimated earnings in excess of billings                                      581,000        675,000
  Inventories, net of reserves of $95,000 at 7/31/2006 and 1/31/06            2,867,000      3,410,000
  Prepaid expenses and other current assets                                     782,000        458,000
                                                                           ------------   ------------
TOTAL CURRENT ASSETS                                                          8,727,000      8,356,000
Property and equipment, net of accumulated depreciation of
  $1,878,000 at 7/31/2006 and $1,418,000 at 1/31/2006                         3,418,000      3,324,000
Issuance cost for subordinated debt                                                  --        257,000
Other assets                                                                     36,000         46,000
Contractual customer relationships, net                                       1,643,000      1,894,000
Trade name                                                                      224,000        224,000
Proprietary formulas, net                                                       497,000        726,000
Non-compete agreement, net                                                    1,110,000      1,290,000
Goodwill                                                                      7,505,000      7,505,000
                                                                           ------------   ------------
TOTAL ASSETS                                                               $ 23,160,000   $ 23,622,000
                                                                           ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                         $  2,962,000   $  3,205,000
  Due to affiliates                                                              13,000        121,000
  Accrued expenses                                                            2,288,000      1,801,000
  Billings in excess of cost and earnings                                         7,000             --
  Deferred income tax liability                                                      --         49,000
  Line of credit                                                              1,343,000      1,243,000
  Current portion of long-term debt                                             113,000        421,000
                                                                           ------------   ------------
TOTAL CURRENT LIABILITIES                                                     6,726,000      6,840,000
Deferred income tax liability                                                 1,421,000      1,618,000
Deferred rent                                                                    13,000         10,000
Long-term debt                                                                  132,000        176,000
Subordinated note due former owner of Vitarich Laboratories, Inc.             1,492,000      3,292,000
                                                                           ------------   ------------
TOTAL LIABILITIES                                                             9,784,000     11,936,000
                                                                           ------------   ------------
STOCKHOLDERS' EQUITY
  Preferred stock, par value $.10 per share - 500,000 shares authorized-
    issued  - none                                                                   --             --
  Common stock, par value $.15 per share -
    12,000,000 shares authorized -  4,577,243 and 3,817,243 shares issued at 7/31/2006 and 1/31/2006 and  4,574,010 and 3,814,010
    Shares outstanding at 7/31/2006 and 1/31/2006                               686,000        572,000
  Warrants outstanding                                                          849,000        849,000
  Additional paid-in capital                                                 27,085,000     25,336,000
  Accumulated deficit                                                       (15,211,000)   (15,038,000)
  Treasury stock at cost: - 3,233 shares at 7/31/2006 and 1/31/2006             (33,000)       (33,000)
                                                                           ------------   ------------
TOTAL STOCKHOLDERS' EQUITY                                                   13,376,000     11,686,000
                                                                           ------------   ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 23,160,000   $ 23,622,000
                                                                           ============   ============

                               See Accompany Notes

                                   ARGAN, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                       Three months ended July 31,   Six months ended July 31,
                                       ---------------------------   -------------------------
                                          2006            2005           2006          2005
                                       -----------   -------------   -----------   -----------
Net sales
  Nutraceutical products               $5,211,000     $ 4,524,000    $11,040,000   $ 9,252,000
  Telecom infrastructure services       3,349,000       2,328,000      6,482,000     4,756,000
                                       ----------     -----------    -----------   -----------
Net sales                               8,560,000       6,852,000     17,522,000    14,008,000
Cost of sales
  Nutraceutical products                3,940,000       3,559,000      8,326,000     6,989,000
  Telecom infrastructure services       2,678,000       1,932,000      5,001,000     3,839,000
                                       ----------     -----------    -----------   -----------
Gross profit                            1,942,000       1,361,000      4,195,000     3,180,000
Selling, general and administrative
  expenses                              1,944,000       1,986,000      3,920,000     3,826,000
                                       ----------     -----------    -----------   -----------
  (Loss) income from operations            (2,000)       (625,000)       275,000      (646,000)
Interest expense and amortization of
  subordinated debt issuance costs        216,000         103,000        477,000       159,000
Other (income) expense, net                (1,000)      1,952,000         (3,000)    1,925,000
                                       ----------     -----------    -----------   -----------
  Loss from operations before
    income taxes                         (217,000)     (2,680,000)      (199,000)   (2,730,000)
Income tax benefit                         62,000         294,000         26,000       322,000
                                       ----------     -----------    -----------   -----------
Net loss                               $ (155,000)    $(2,386,000)   $  (173,000)  $(2,408,000)
                                       ==========     ===========    ===========   ===========
Basic and diluted loss per share       $    (0.03)    $     (0.76)   $     (0.04)  $     (0.79)
                                       ==========     ===========    ===========   ===========
Weighted average number of shares
  outstanding - basic and diluted       4,549,000       3,136,000      4,181,000     3,064,000
                                       ==========     ===========    ===========   ===========

                               See Accompany Notes

                                   ARGAN, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                           Six Months Ended
                                                                               July 31,
                                                                      -------------------------
                                                                          2006          2005
                                                                      -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $  (173,000)  $(2,408,000)
Adjustments to reconcile net  loss to net cash provided by
  operating activities:
    Depreciation                                                          518,000       390,000
    Amortization of debt issuance costs                                   257,000        32,000
    Amortization of purchase intangibles                                  660,000       848,000
    Deferred income taxes                                                (246,000)     (322,000)
    Non-cash loss on liability for derivative financial instruments            --     1,930,000
    Gain on sale of property and equipment                                  8,000            --
    Non-cash stock option compensation expense                             80,000            --
Changes in operating assets and liabilities:
    Accounts receivable, net                                             (537,000)     (456,000)
    Receivable from affiliated entity                                       9,000       (18,000)
    Estimated earnings in excess of billings                               94,000      (128,000)
    Inventories, net                                                      543,000       811,000
    Prepaid expenses and other current assets                            (337,000)      (39,000)
    Accounts payable and accrued expenses                                 164,000        33,000
    Billings in excess of estimated earnings                                7,000            --
    Due to affiliates                                                    (108,000)       69,000
    Other                                                                  14,000        12,000
                                                                      -----------   -----------
      Net cash provided by operating activities                           953,000       754,000
                                                                      -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                  (612,000)     (793,000)
    Purchase of Vitarich Laboratories, Inc.                                    --      (270,000)
    Proceeds from sale of property and equipment                            4,000            --
                                                                      -----------   -----------
      Net cash used in investing activities                              (608,000)   (1,063,000)
                                                                      -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from escrow cash                                                  --       304,000
    Net proceeds from sale of stock                                     1,863,000            --
    Proceeds from line of credit                                        2,855,000     1,500,000
    Proceeds from long-term debt                                               --         8,000
    Payments on line of credit                                         (2,755,000)   (1,148,000)
    Principal payments on long-term debt                                 (352,000)     (398,000)
    Principal payments on subordinated note due former owner of
    Vitarich Laboratories, Inc.                                        (1,800,000)           --
                                                                      -----------   -----------
      Net cash (used in) provided by  financing activities               (189,000)      266,000
                                                                      -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      156,000       (43,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            5,000       167,000
                                                                      -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   161,000   $   124,000
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

AI operates in two reportable segments. (See Note 9)

MANAGEMENT'S PLANS, LIQUIDITY AND BUSINESS RISKS

As of July 31, 2006, the Company had an accumulated deficit of approximately $15 million. At July 31, 2006, the Company had approximately $2.9 million available under its revolving line of credit with the Bank of America, N.A. (the Bank). The Company operates in two distinct and separate reportable segments. The market for nutritional products is highly competitive and the telecom and infrastructure services industry is fragmented, but also very competitive. The successful execution of the Company's business plan is dependent upon the Company's ability to integrate acquired businesses and their related assets into its operations, its ability to increase and retain its customers, the ability to maintain compliance with significant government regulation, the ability to attract and retain key employees and the Company's ability to manage its growth and expansion, among other factors.

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due the former owner of VLI. The remainder of the proceeds were used for general corporate purposes. One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account. (See Notes 5 and 7)

On May 5, 2006, the Company renewed its line of credit with the Bank, extending the maturity date to May 31, 2007. Concurrent with the renewal, the Bank has agreed to provide a new $1.5 million term loan facility (New Term Loan) designed to refinance the subordinated note with the former owner of VLI that had an outstanding balance of $1,492,000 at July 31, 2006. The Company must be in compliance with its debt covenants to draw on the New Term Loan. (See Note 6)

The financing arrangement with the Bank requires the Company to comply with certain financial covenants. At January 31, 2006, the Company failed to comply with financial covenants requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization not exceed 2.5 to 1 and requiring a pro forma fixed charge coverage ratio of not less than 1.25 to 1. The Bank waived the failure for the measurement period ended January 31, 2006. For future measurement periods, the Bank revised the definitions of certain components of the financial covenants to specifically exclude the impact of VLI's impairment loss at January 31, 2006.

The subordinated debt due the former owner of VLI was originally due on August 1, 2006. On May 5, 2006, the Company entered into an agreement with the former owner of VLI to delay the timing of the payment on the subordinated debt to August 1, 2007. On August 31, 2006, the Company borrowed $1.5 million under the New Term Loan and paid the remaining principal and interest due on the subordinated note with Thomas. (See Note 6)

Management believes that capital resources available under its renewed line of credit combined with cash generated from the Company's operations is adequate to meet the Company's future operating cash needs. Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated balance sheet as of July 31, 2006, the condensed consolidated statements of operations for the three and six months ended July 31, 2006 and 2005, and the statements of cash flows for the six month period ended July 31, 2006 and 2005, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2006 and the results of its operations and its cash flows for the interim periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company's consolidated financial statements for the year ended January 31, 2006, together with the independent registered public accounting firm's report, included in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission (SEC). The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Inventories consist of the following:

                   July 31, 2006   January 31, 2006
                   -------------   ----------------
Raw materials       $2,544,000        $3,190,000
Work-in process        314,000            70,000
Finished goods         104,000           245,000
Less:  Reserves        (95,000)          (95,000)
                    ----------        ----------
Inventories, net    $2,867,000        $3,410,000
                    ==========        ==========

The Company entered into an agreement with one of its major customers, whereby the customer made an advanced payment to the Company for a significant portion of raw material at cost. The raw material is held at the Company's premises and is used in the production of a product for the customer. The Company is accounting for this as an inventory financing arrangement and recognizes revenue from the sale of the raw material when the finished product is shipped to the customer. At July 31, 2006, the Company had customer deposits and inventories related to this arrangement of $466,000.

Earnings Per Share - Income per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Dilutive earnings per share represent net income divided by the weighted average number of common shares outstanding inclusive of the effects of dilutive securities. Outstanding stock options and warrants for the purchase of 5,000 shares of common stock were not included in the weighted average shares outstanding during the three and six months ended July 31, 2006, because they are antidilutive.

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

Stock Option Plans - Prior to February 1, 2006, the Company measured compensation costs for stock based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. In electing to follow APB No. 25 for expense recognition purposes for the three and six months ended July 31, 2005, the Company has provided below the expanded disclosures required under Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation" ("SFAS No. 148") for stock-based compensation granted including, if materially different from reported results, disclosure of pro forma net income and net income per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). All options issued and outstanding at July 31, 2005 had an exercise price greater than the market price of the Company's stock on the date of grant. The fair values of options granted have been estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted and unvested under the Plan for the three and six months ended July 31, 2005. For purposes of this pro forma disclosure, the value of options is estimated using a Black-Scholes option-pricing formula and amortized over the options' vesting periods.

                              Pro Forma Disclosures

                                       Six months      Three months
                                     ended July 31,   ended July 31,
                                          2005             2005
                                     --------------   --------------
Net loss, as reported                 $(2,408,000)     $(2,386,000)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based methods           43,000           23,000
                                      -----------      -----------
Pro forma net loss                    $(2,451,000)     $(2,409,000)
                                      ===========      ===========
Basic and diluted per share:
Basic and diluted - as reported       $     (0.79)     $     (0.76)
                                      ===========      ===========
Basic and diluted - pro forma         $     (0.80)     $     (0.77)
                                      ===========      ===========

Impact of Changes in Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company, as of the beginning of the Company's fiscal year ending January 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

NOTE 3 - STOCK BASED COMPENSATION

At July 31, 2006, the Company has a stock option plan which was established in August 2001 (Plan). Under the Plan, the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan was amended in April 2003 to authorize the grant of options for up to 250,000 shares of common stock.

Prior to February 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation ("SFAS No. 123"). No stock-based employee compensation cost was recognized in the Statement of Operations for the three and six months ended July 31, 2005, as all options granted under the Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123(R)), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the six months ended July 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on February 1, 2006, the Company's loss before income taxes for the six and three months ended July 31, 2006, was approximately $80,000 and $69,000, respectively, more than if it had continued to account for share based compensation under APB No. 25. Basic and diluted loss per share for the six and three months ended July 31, 2006 would have been $0.02 more than if it had continued to account for share based compensation under APB No. 25.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

                          Six Months Ended July 31,
                          -------------------------
                                2006     2005
                               -----    -----
Dividend yield                   --       --
Expected volatility              57%      56%
Risk-free interest rate        5.11%    4.16%
Expected life in years            5        5

A summary of option activity under the Plan as of July 31, 2006, and changes in the six months then ended is presented below:

                                                 Weighted-     Weighted-
                                                  Average       Average      Aggregate
                                                  Exercise     Remaining     Intrinsic
               Options                  Shares     Price     Contract Term     Value
------------------------------------   -------   ---------   -------------   ---------
Outstanding at beginning of period      73,000     $7.84
Granted                                160,000     $2.49
Exercised                                   --
Forfeited or expired                    (3,000)    $7.76
                                       -------
Outstanding at end of period           230,000     $4.12          8.6         $423,000
                                       =======
Vested or expected to vest at end of
  period                               230,000     $4.12          8.6         $423,000
Exercisable at end of period            62,200     $7.85          6.0         $200,000

The weighted average grant date fair value of options granted during the six months ended July 31, 2006 and 2005 was $1.34 and $2.78, respectively.

No options were exercised during the six months ended July 31, 2006 and 2005. At July 31, 2006, there was $149,000 of total unrecognized compensation cost related to stock options granted under the Plan. That cost is expected to be recognized over the next six months which represents the six month vesting period of options granted. The total fair value of shares vested during the six months ended July 31, 2006 and 2005, was $62,000 and $19,000, respectively.

A summary of the status of the Company's nonvested shares as of July 31, 2006, and changes during the six months then ended, is present below:

                                             Aggregate
                                             Intrinsic
                                    Shares     Value
                                   -------   ---------
Nonvested at beginning of period    16,000     $1.95
Granted                            160,000     $1.34
Vested                              (8,000)    $2.78
Forfeited                           (3,000)    $2.25
                                   -------
Nonvested at end of period         165,000     $1.33
                                   =======

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

At July 31, 2006, there were 460,000 shares of the Company's common stock reserved for issuance upon exercise of stock options and warrants.

NOTE 4- SUMMARY OF INTANGIBLE ASSETS

The Company's intangible assets consist of the following at July 31, 2006.

                                                                    SMC            VLI
                   Estimated    Gross Carrying    Accumulated   Impairment     Impairment     Net Carrying
                  Useful Life       Amount       Amortization     Loss(1)        Loss(2)         Amount
                  -----------   --------------   ------------   ----------     ----------     ------------
Goodwill          Indefinite    $14,055,000(3)    $       --    $  740,000(1)  $5,810,000(2)  $ 7,505,000
Contractual
  Customer
  Relationships   5-7 years       3,600,000        1,211,000       746,000(1)          --       1,643,000
Proprietary
  Formulas        3 years         2,500,000        1,316,000            --        687,000(2)      497,000
Non-Compete
  Agreement       5 years         1,800,000          690,000            --             --       1,110,000
Trade Name        Indefinite        680,000               --       456,000(1)          --         224,000
                                -----------       ----------    ----------     ----------     -----------
                                $22,635,000       $3,217,000    $1,942,000(1)  $6,497,000(2)  $10,979,000
                                ===========       ==========    ==========     ==========     ===========

(1) During the twelve months ended January 31, 2005, the Company recorded an impairment loss with respect to goodwill and intangibles at SMC.

(2) During the twelve months ended January 31, 2006, the Company recorded an impairment loss with respect to goodwill and proprietary formulas at VLI.

(3) Amounts recorded as goodwill are not deductible for tax reporting purposes.

Amortization expense for the six months ended July 31, 2006, aggregated $251,000, $229,000 and $180,000 for Contractual Customer Relationships, Proprietary Formulas and Non-Compete Agreement, respectively. Amortization expense for the six months ended July 31, 2005, aggregated $231,000, $417,000 and $200,000 for Contractual Customer Relationships, Proprietary Formulas and Non-Compete Agreement, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. These shares were registered with the SEC effective July 10, 2006. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas ("Thomas").The remainder of the proceeds were used for general corporate purposes.

One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account.

On January 28, 2005, the Company sold and issued to MSR I SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor ("Subscription Agreement"). These Shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. (See Note 7) These Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company.

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

The provision in the Subscription Agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received at issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. During the three and six months ended July 31, 2005, the Company recorded a fair value loss adjustment of $344,000 and $343,000, respectively, which is recorded in other expense (income), net.

On January 31, 2005, the Company entered into a debt subordination agreement with Thomas, the former owner of VLI, for the cash portion of the additional consideration the Company owes Thomas. The subordinated debt had an original maturity of August 1, 2006 and had an interest rate of 10%. On May 5, 2006, the Company entered into an extension with Thomas of the maturity date of the subordinated note to August 1, 2007. The remaining principal and interest due on this note was paid on August 31, 2006.

At issuance, $501,000 of the charge related to the liability for derivative financial instruments was recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt. The amortization of the deferred loan issuance cost increases the Company's interest expense through August 1, 2007, the maturity date of the note, and reduces net income. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment of a $1,609,000 and $1,587,000 gain during the six and three months ended July 31, 2005, respectively, was reflected as a change in liability for the derivative financial instruments and as a credit to the Company's other expense (income), net. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

The Company leases administrative, manufacturing and warehouse facilities for various lengths of time from individuals who are officers of SMC and VLI. The total expense under these arrangements was $64,000 and $140,000 for the three and six months ended July 31, 2006, respectively, and $78,000 and $147,000 for the three and six months ended July 31, 2005, respectively.

The Company has also entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to the Company and the Company committed to purchase on an as-needed basis, certain organic products. VLI made $38,000 and $55,000 in purchases under the supply agreement during the three and six months ended July 31, 2006, respectively, and $55,000 and $79,000 for the three and six months ended July 31, 2005, respectively.

The Company also sells its products in the normal course of business to an entity in which the former owner of VLI has an ownership interest. VLI had approximately $157,000 and $286,000 in sales with this entity for three and six months ended July 31, 2006, respectively, and $152,000 and $301,000 for the three and six months ended July 31, 2005, respectively. At July 31, 2006 and January 31, 2006, the affiliated entity owed $148,000 to VLI.

NOTE 6 - DEBT

In May 2006, the Company agreed to amend the existing financing arrangements with the Bank of America (Bank). Under this arrangement, the Company has a revolving line of credit of $4.25 million in maximum availability and a term loan with an original balance of $1.2 million. The May 2006 amendment extended the expiration of the revolving line of credit to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three year term note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria (Borrowing Base). The aforementioned term note was paid on July 31, 2006. At July 31, 2006 and January 31, 2006, the Company had $1,343,000 and $1,243,000, respectively, outstanding under the revolving line of credit and an effective interest rate of 8.7% and 7.74%, respectively, with $2.9 million of additional availability under its Borrowing Base.

The amended financing arrangements provides for a new $1.5 million term loan facility (New Term Loan). The proceeds of the New Term Loan are designated to refinance the subordinated note with Thomas that at July 31, 2006 and January 31, 2006 had an outstanding balance of $1,492,000 and $3,292,000, respectively. Advances under the New Term Loan are subject to the Company being in compliance with its debt covenants with the Bank. The New Term Loan will be repaid in thirty-six equal monthly principal payments and bears interest at LIBOR plus 3.25%. On August 31, 2006, the Company borrowed $1.5 million under the New Term Loan and paid the remaining principal and interest due on the subordinated note with Thomas. As a result of this draw, the Company's Borrowing Base will be reduced by $750,000 for maximum availability under the revolving line of credit.

The financing arrangements provide for the measurement at the Company's fiscal year end and at each of the Company's fiscal quarter ends of certain financial covenants including requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not exceed 2.5 to 1 and requiring a pro forma fixed charge coverage ratio of not less than 1.25 to
1. The amended financings also require that the Company meet minimum EBITDA covenants equal to or exceeding (on a trailing twelve months) $1.2 million for July 31, 2006, $1.3 million for October 31, 2006 and $1.8 million for January 31, 2007 and for each successive quarter end thereafter. The Bank's consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

The amended financing arrangement contains a subjective acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if certain material adverse changes occur. We believe that we will continue to comply with our financial covenants under our financing arrangement. If our performance does not result in compliance with any of our financial covenants, or if the Bank seeks to exercise its rights under the subjective acceleration clause referred to above, we would seek to modify our financing arrangement, but there can be no assurance that the Bank would not exercise their rights and remedies under our financing arrangement including accelerating payment of all outstanding senior and subordinated debt due and payable.

At July 31, 2006, the Company was in compliance with the covenants of its amended financing arrangements.

NOTE 7 - PRIVATE OFFERINGS OF COMMON STOCK

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. These shares were registered with the SEC effective July 10, 2006. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds were used for general corporate purposes.

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

The provision in the Subscription Agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, at January 31, 2005, $139,000 of the proceeds was accounted for as a liability for a derivative financial instrument. This liability related to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. During the three and six months ended July 31, 2005, the Company recorded a fair loss value loss adjustment of $344,000 and $343,000, respectively, which is recorded in other expense (income), net.

NOTE 8 - INCOME TAXES

The Company had an effective income tax benefit rate of 13% and 29% for the six and three months ended July 31, 2006 and an effective income tax benefit rate of 12% and 11% for the six and three months ended July 31, 2005. During the six and three months ended July 31, 2006, the Company's effective income tax benefit rate decreased by the impact of the amortization of issuance cost for subordinated debt which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced the effective income tax benefit rate from 38%. During the six and three months ended July 31, 2005, the Company recorded the change in fair value of the liability for derivative financial instruments as other expense which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced the income tax benefit rate from 38%.

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

                                                  For the Six Months Ended July 31, 2006
                                       -----------------------------------------------------------
                                                           Telecom
                                       Nutraceutical   Infrastructure
                                          Products        Services         Other      Consolidated
                                       -------------   --------------   -----------   ------------
Net sales                               $11,040,000      $6,482,000     $        --   $17,522,000
Cost of sales                             8,326,000       5,001,000              --    13,327,000
                                        -----------      ----------     -----------   -----------
  Gross profit                            2,714,000       1,481,000              --     4,195,000
Selling, general and administrative
  expenses                                2,157,000         838,000         925,000     3,920,000
                                        -----------      ----------     -----------   -----------
Income (loss) from operations               557,000         643,000        (925,000)      275,000
Interest expense and amortization of
  subordinated debt issuance costs          208,000          29,000         240,000       477,000
Other income, net                                --           3,000              --         3,000
                                        -----------      ----------     -----------   -----------
Income (loss) before income taxes       $   349,000      $  617,000     $(1,165,000)     (199,000)
                                        ===========      ==========     ===========   -----------
Income tax benefit                                                                         26,000
                                                                                      -----------
Net loss                                                                              $  (173,000)
                                                                                      ===========
Depreciation and amortization           $   273,000      $  231,000     $   271,000   $   775,000
                                        ===========      ==========     ===========   ===========
Amortization of intangibles             $   609,000      $   51,000     $        --   $   660,000
                                        ===========      ==========     ===========   ===========
Goodwill                                $ 6,565,000      $  940,000     $        --   $ 7,505,000
                                        ===========      ==========     ===========   ===========
Total assets                            $17,315,000      $5,427,000     $   418,000   $23,160,000
                                        ===========      ==========     ===========   ===========
Fixed asset additions                   $   189,000      $  415,000     $     8,000   $   612,000
                                        ===========      ==========     ===========   ===========

                                                 For the Three Months Ended July 31, 2006
                                       -----------------------------------------------------------
                                                           Telecom
                                       Nutraceutical   Infrastructure
                                          Products        Services         Other      Consolidated
                                       -------------   --------------   -----------   ------------
Net sales                               $ 5,211,000      $3,349,000      $      --    $ 8,560,000
Cost of sales                             3,940,000       2,678,000             --      6,618,000
                                        -----------      ----------      ---------    -----------
    Gross profit                          1,271,000         671,000             --      1,942,000
Selling, general and administrative
  expenses                                1,070,000         424,000        450,000      1,944,000
                                        -----------      ----------      ---------    -----------
Income (loss) from operations               201,000         247,000       (450,000)        (2,000)
Interest expense and amortization of
  subordinated debt issuance costs           81,000          10,000        125,000        216,000
Other income, net                                --           1,000             --          1,000
                                        -----------      ----------      ---------    -----------
Income (loss) before income taxes       $   120,000      $  238,000      $(575,000)      (217,000)
                                        ===========      ==========      =========    -----------
Income tax benefit                                                                         62,000
                                                                                      -----------
Net loss                                                                              $  (155,000)
                                                                                      ===========
Depreciation and amortization           $   139,000      $  119,000      $ 141,000    $   399,000
                                        ===========      ==========      =========    ===========
Amortization of intangibles             $   304,000      $   25,000      $      --    $   329,000
                                        ===========      ==========      =========    ===========
Goodwill                                $ 6,565,000      $  940,000      $      --    $ 7,505,000
                                        ===========      ==========      =========    ===========
Total assets                            $17,315,000      $5,427,000      $ 418,000    $23,160,000
                                        ===========      ==========      =========    ===========
Fixed asset additions                   $    93,000      $  238,000      $   8,000    $   339,000
                                        ===========      ==========      =========    ===========

                                                  For the Six Months Ended July 31, 2005
                                       -----------------------------------------------------------
                                                           Telecom
                                       Nutraceutical   Infrastructure
                                          Products        Services         Other      Consolidated
                                       -------------   --------------   -----------   ------------
Net sales                              $  9,252,000      $4,756,000     $        --   $14,008,000
Cost of sales                             6,989,000       3,839,000              --    10,828,000
                                       ------------      ----------     -----------   -----------
    Gross profit                          2,263,000         917,000                     3,180,000
Selling, general and administrative
  expenses                                2,254,000         723,000         849,000     3,826,000
                                       ------------      ----------     -----------   -----------
(Loss) income from operations                 9,000         194,000        (849,000)     (646,000)
Interest expense and amortization of
  subordinated debt issuance costs          132,000          24,000           3,000       159,000
Other expense, net                               --              --       1,925,000     1,925,000
                                       ------------      ----------     -----------   -----------
(Loss) income before income taxes      $   (123,000)     $  170,000     $(2,777,000)   (2,730,000)
                                       ============      ==========     ===========   -----------
Income tax benefit                                                                        322,000
                                                                                      -----------
Net loss                                                                              $(2,408,000)
                                                                                      ===========
Depreciation and amortization          $    166,000      $  198,000     $    58,000   $   422,000
                                       ============      ==========     ===========   ===========
Amortization of intangibles            $    796,000      $   52,000     $        --   $   848,000
                                       ============      ==========     ===========   ===========
Goodwill                               $ 12,375,000      $  940,000     $        --   $13,315,000
                                       ============      ==========     ===========   ===========
Total Assets                           $ 24,310,000      $5,306,000     $   875,000   $30,491,000
                                       ============      ==========     ===========   ===========

                                                 For the Three Months Ended July 31, 2005
                                       -----------------------------------------------------------
                                                           Telecom
                                       Nutraceutical   Infrastructure
                                         Products         Services         Other      Consolidated
                                       -------------   --------------   -----------   ------------
Net sales                               $ 4,524,000      $2,328,000     $        --   $ 6,852,000
Cost of sales                             3,559,000       1,932,000              --     5,491,000
                                        -----------      ----------     -----------   -----------
    Gross profit                            965,000         396,000              --     1,361,000
Selling, general and administrative
  expenses                                1,168,000         369,000         449,000     1,986,000
                                        -----------      ----------     -----------   -----------
(Loss) income from operations              (203,000)         27,000        (449,000)     (625,000)
Interest expense and amortization of
  subordinated debt issuance costs           74,000          13,000          16,000       103,000
Other expense, net                               --              --       1,952,000     1,952,000
                                        -----------      ----------     -----------   -----------
(Loss) income before income taxes       $  (277,000)     $   14,000     $(2,417,000)   (2,680,000)
                                        ===========      ==========     ===========   -----------
Income tax benefit                                                                        294,000
                                                                                      -----------
Net loss                                                                              $(2,386,000)
                                                                                      ===========
Depreciation and amortization           $    89,000      $  100,000     $    38,000   $   227,000
                                        ===========      ==========     ===========   ===========
Amortization of intangibles             $   397,000      $   27,000     $        --   $   424,000
                                        ===========      ==========     ===========   ===========
Goodwill                                $12,375,000      $  940,000     $        --   $13,315,000
                                        ===========      ==========     ===========   ===========
Total Assets                            $24,310,000      $5,306,000     $   875,000   $30,491,000
                                        ===========      ==========     ===========   ===========

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

Although the Company has reviewed WFC's claim and believes that substantially all of the claims are without merit, at July 31, 2006, the Company has recorded an accrual related to this matter of $360,000 for estimated payments and legal fees related to the claims of WFC that it considers to be probable and that can be reasonably estimated. It is possible however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period. The Company will vigorously contest WFC's claim.

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company's management, based on information available at this time, that none of the other current claims and proceedings will have a material effect on the Company's consolidated financial statements.

NOTE 11 - LETTER OF INTENT

During July 2006, the Company entered into a letter of intent detailing its proposed merger with Supplement and Nutrition Technologies, Inc. (SNT). The consummation of this proposed acquisition is contingent upon the completion of the Company's due diligence, the signing of a definitive purchase and sale agreement, approval of both companies' board of directors and other conditions.

NOTE 12 - SUBSEQUENT EVENT

During August 2006, the Company entered into a letter of intent detailing its proposed merger with Gemma Power Systems, LLC (Gemma). The consummation of this proposed acquisition is contingent upon the completion of the Company's due diligence, the signing of a definitive purchase and sale agreement, approval of both companies' board of directors and other conditions.

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

Private Offering of Common Stock

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. These shares were registered with the SEC effective July 10, 2006. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds were used for general corporate purposes.

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

The subordinated debt due the former owner of VLI was originally due on August 1, 2006. On May 5, 2006, the Company entered into an agreement with the former owner of VLI to delay the timing of the payment on the subordinated debt to August 1, 2007. The Company also has the option to draw on the New Term Loan (as defined below) to pay the former owner of VLI if we are in compliance with our debt covenants with the Bank of America, N.A. The remaining principal and interest due on this note was paid on August 31, 2006, with a draw from the New Term Loan (as defined below).

Amendment of Financing Arrangements

In May 2006, the Company agreed to amend the existing financing arrangements with the Bank of America, N.A. (Bank). Under this arrangement, the Company has a revolving line of credit of $4.25 million in maximum availability and a term loan with an original balance of $1.2 million. The May 2006 amendment extended the expiration of the revolving line of credit to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three-year note bear interest at LIBOR plus 3.25% and 3.45% respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria (Borrowing Base). The aforementioned three-year note was paid in full on July 31, 2006. At July 31, 2006 and January 31, 2006, the Company also had $1,343,000 and $1,243,000, respectively, outstanding under the revolving line of credit and an effective interest rate of 8.7% and 7.74%, respectively, with $2.9 million of additional availability under its Borrowing Base.

The amended financing arrangements provides for a new $1.5 million term loan facility (New Term Loan). The proceeds of the New Term Loan are designated to refinance the subordinated note with Kevin Thomas that at July 31, 2006 and January 31, 2006, had a current outstanding balance of $1,492,000 and $3,292,000, respectively, which is due on August 1, 2007. Advances under the New Term Loan are subject to the Company being in compliance with its debt covenants with the Bank. The New Term Loan will be repaid in thirty-six equal monthly principal payments and bears interest at LIBOR plus 3.25%. On August 31, 2006, the Company borrowed $1.5 million under the New Term Loan and paid the remaining principal and interest due on the subordinated note with Thomas. As a result of this draw, the Company's Borrowing Base will be reduced by $750,000 for maximum availability under the revolving line of credit.

The amended financing arrangements provides for the measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 and requiring pro forma fixed charge coverage ratio not less than 1.25 to
1. The amended financings also require that the Company meet minimum EBITDA covenants equal to or exceeding (on a trailing twelve months) $1.2 million for July 31, 2006, $1.3 million for October 31, 2006 and $1.8 million for January 31, 2007 and for each successive quarter end thereafter. The Bank's consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

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

We are a holding company with no operations other than our investments in VLI and SMC. At July 31, 2006, there were no restrictions with respect to dividends or other payments from VLI and SMC to the Company.

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

Letters of Intent

During July 2006, the Company entered into a letter of intent detailing its proposed merger with Supplement and Nutrition Technologies, Inc. (SNT). The consummation of this proposed acquisition is contingent upon the completion of the Company's due diligence, the signing of a definitive purchase and sale agreement, approval of both companies' board of directors and other conditions.

During August 2006, the Company entered into a letter of intent detailing its proposed merger with Gemma Power Systems, LLC (Gemma). The consummation of this proposed acquisition is contingent upon the completion of the Company's due diligence, the signing of a definitive purchase and sale agreement, approval of both companies' board of directors and other conditions.

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

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. Estimated earnings in excess of billings and billings in excess of estimated earnings totaled $581,000 and $7,000, respectively, at July 31, 2006.

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

Although the Company has reviewed WFC's claim and believes that substantially all of the claims are without merit, at July 31, 2006, the Company had an accrual related to this matter of $360,000 for estimated payments and legal fees related to the claims of WFC that it considers to be probable and that can be reasonably estimated. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period. The Company will vigorously contest WFC's claim.

CONSOLIDATED RESULTS OF OPERATIONS

For the three months ended July 31:

                                                                        Increase    Percent
                                              2006           2005      (Decrease)    Change
                                           ----------   ------------   ----------   -------
Net sales
    Nutraceutical products                 $5,211,000   $  4,524,000    $ 687,000      15.0%
    Telecom infrastructure services         3,349,000      2,328,000    1,021,000      44.0
                                           ----------   ------------   ----------    ------
Net Sales                                   8,560,000      6,852,000    1,708,000      25.0
Cost of sales
    Nutraceutical products                  3,940,000      3,559,000      381,000      11.0
    Telecom infrastructure services         2,678,000      1,932,000      746,000      39.0
                                           ----------   ------------   ----------    ------
  Gross profit                              1,942,000      1,361,000      581,000      43.0
Selling, general and administrative
  expenses                                  1,944,000      1,986,000      (42,000)     (2.0)
                                           ----------   ------------   ----------    ------
    Income (loss) from operations              (2,000)      (625,000)     623,000    (100.0)
Interest expense and amortization of
  subordinated debt issuance costs            216,000        103,000      113,000     110.0
Other (income ) expense, net                   (1,000)     1,952,000   (1,953,000)   (100.0)
                                           ----------   ------------   ----------    ------
    Income (loss) from operations before
      income taxes                           (217,000)    (2,680,000)   2,463,000     (92.0)
Income tax benefit                             62,000        294,000     (232,000)    (79.0)
                                           ----------   ------------   ----------    ------
Net loss                                   $ (155,000)   $(2,386,000)  $2,231,000     (94.0)
                                           ==========   ============   ==========    ======

Net sales

Net sales of nutraceutical products increased by $687,000 or 15% for the three months ended July 31, 2006 compared to the three months ended July 31, 2005, primarily due to increased sales to one of our largest customers, Rob Reiss Companies (RRC) as well as to six new customers.

Net sales of telecommunications infrastructure services increased by $1,021,000 or 44% for the three months ended July 31, 2006 compared to the three months ended July 31, 2005, primarily due to increased sales to VZ, SMECO and Electronic Data Systems Corp. (EDS) which offset the decline in business with GD whose contract with SMC was completed last year.

Cost of sales

For the three months ended July 31, 2006, cost of sales for nutraceutical products was 76% of net sales for nutraceutical products. For the three months ended July 31, 2005, cost of sales was 79% of net sales for nutraceutical products. VLI experienced a lower percentage of cost of sales during the three months ended July 31, 2006 due to VLI passing along increased costs of non-nutritional materials whose cost was affected by the rise in oil prices. In addition, VLI has been reviewing its vendor relationships to ensure quality materials are obtained at competitive prices.

For the three months ended July 31, 2006, cost of sales for telecommunications infrastructure services was 80% of net sales of telecommunications infrastructure services. For the three months ended July 31, 2005, cost of sales was 83% of net sales of telecommunications infrastructure services. SMC experienced improved percentage margin performance due primarily to more effective utilization of construction personnel and equipment assigned to VZ and EDS as the net sales to both customers increased.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses were $1,944,000 or 23% of consolidated net sales for the three months ended July 31, 2006 compared to $1,973,000 or 29% of consolidated net sales for the three months ended July 31, 2005. VLI had lower amortization of purchased intangibles of $93,000 due to lower basis in such assets in current fiscal year.

Interest expense and amortization of subordinated debt issuance costs

Consolidated interest expense and amortization of subordinated debt issuance costs increased by $113,000 or 110% for the three months ended July 31, 2006 compared to the three months ended July 31, 2005, due primarily to the amortization of issuance costs for the subordinated debt of $128,000 for the three months ended July 31, 2006. The subordinated note was issued on June 30, 2005 resulting in one month of amortization for the three months ended July 31, 2005.

Other (income) expense, net

Other (income) expense, net changed from $1,952,000 in expense for the three months ended July 31, 2005 to income of $1,000 for the three months ended July 31, 2006, primarily due to the fair value loss of the liability for derivative financial instrument of $1,952,000 realized during the three months ended July 31, 2005.

Income tax benefit

The Company's consolidated effective income tax benefit rate was 29% for the three months ended July 31, 2006 compared to an 11% effective income tax benefit rate for the three months ended July 31, 2005.

During the three months ended July 31, 2006, the Company's effective income tax rate benefit was increased by the impact of the amortization of issuance cost for subordinated debt which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced the effective income tax benefit rate from 38%.

For the three months ended July 31, 2005, the Company's effective income tax benefit rate was decreased by the impact of the fair value adjustment for liability for derivative financial instrument which is a permanent difference for income tax reporting purposes. This permanent difference reduced the effective income tax benefit rate from 38%.

For the six months ended July 31:

                                                                     Increase     Percent
                                           2006         2005         (Decrease)    Change
                                       -----------   -----------   ------------   -------
Net sales
    Nutraceutical products             $11,040,000   $ 9,252,000    $ 1,788,000     19.0%
    Telecom infrastructure services      6,482,000     4,756,000      1,726,000     36.0
                                       -----------   -----------    -----------
Net Sales                               17,522,000    14,008,000      3,514,000     25.0
Cost of sales
    Nutraceutical products               8,326,000     6,989,000      1,337,000     19.0
    Telecom infrastructure services      5,001,000     3,839,000      1,162,000     30.0
                                       -----------   -----------    -----------
  Gross profit                           4,195,000     3,180,000      1,015,000     32.0
Selling, general and administrative
  expenses                               3,920,000     3,826,000         94,000      2.0
                                       -----------   -----------    -----------
    Income (loss) from operations          275,000      (646,000)       921,000   (143.0)
Interest expense and amortization of
    subordinated debt issuance costs       477,000       159,000        318,000    200.0
Other (income) expense, net                 (3,000)    1,925,000     (1,928,000)  (100.0)
                                       -----------   -----------    -----------
    Loss from operations before
      income taxes                        (199,000)   (2,730,000)     2,531,000    (93.0)
Income tax benefit                          26,000       322,000       (296,000)   (92.0)
                                       -----------   -----------    -----------
Net loss                               $  (173,000)  $(2,408,000)   $ 2,235,000    (93.0)
                                       ===========   ===========    ===========

Net sales

Net sales of nutraceutical products increased by $1,788,000 or 19% for the six months ended July 31, 2006 compared to the six months ended July 31, 2005, primarily due to increased sales to one of our largest customers Rob Reiss Companies (RRC) as well as to six new customers.

Net sales of telecommunications infrastructure services increased by $1,726,000 or 36% for the six months ended July 31, 2006 compared to the six months ended July 31, 2005, primarily due to increased sales to VZ, SMECO and Electronic Data Systems Corp. (EDS) which offset the decline in business with GD whose contract with SMC was completed last year.

Cost of sales

For the six months ended July 31, 2006, cost of sales for nutraceutical products was 75% of net sales for nutraceutical products. For the six months ended July 31, 2005, cost of sales was 76% net sales for nutraceutical products. VLI experienced a lower percentage of cost of sales during the six months ended July 31, 2006 due to VLI passing along to customers increased costs of non-nutritional materials whose cost was affected by the rise in oil prices. In addition, VLI has been reviewing its vendor relationships to ensure quality and competitive prices.

For the six months ended July 31, 2006, cost of sales for telecommunications infrastructure services were 77% of net sales of telecommunications infrastructure services. For the six months ended July 31, 2005, cost of sales was 81% of net sales of telecommunications infrastructure services. SMC experienced improved percentage margin performance due primarily to more effective utilization of construction personnel and equipment assigned to VZ and EDS as the net sales to both customers increased.

Selling, general and administrative expenses

Consolidated selling, general and administrative expenses were $3,920,000 or 22% of consolidated net sales for the six months ended July 31, 2006 compared to $3,826,000 or 27% of consolidated net sales for the six months ended July 31, 2005. SMC increased its selling, general and administrative expenses due to the hiring of additional sales support personnel. In addition, SMC has incurred expense for bonuses as a result of improved financial performance for the six months ended July 31, 2006. Corporate expenses increased due to higher professional accounting service fees.

Interest expense and amortization of subordinated debt issuance costs

Consolidated interest expense and amortization of subordinated debt issuance costs increased by $318,000 or 200% for the six months ended July 31, 2006 compared to the six months ended July 31, 2005, due primarily to increased interest expense for subordinated debt of $137,000 and amortization of issuance cost for the subordinated debt of $257,000 for the six months ended July 31, 2006. The subordinated note was issued on June 30, 2005 resulting in one month of amortization for the six months ended July 31, 2005.

Other (income) expense, net

Other (income) expense, net changed from $1,925,000 in expense for the six months ended July 31, 2005 to income of $3,000 for the six months ended July 31, 2006, primarily due to the fair value loss of the liability for derivative financial instrument of $1,929,000 realized during the six months ended July 31, 2005.

Income tax benefit

The Company's consolidated effective income tax benefit rate was 13% for the six months ended July 31, 2006 compared to a 12% effective income tax benefit rate for the six months ended July 31, 2005.

During the six months ended July 31, 2006, the Company's effective income tax benefit rate was increased by the impact of the amortization of issuance cost for subordinated debt which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced the effective income tax benefit rate from 38%.

For the six months ended July 31, 2005, the Company's effective income tax benefit rate was increased by the impact of the fair value adjustment for liability for derivative financial instruments which is a permanent difference for income tax reporting purposes. This permanent difference reduced the effective income tax benefit rate from 38%.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

We had $2.0 million in working capital at July 31, 2006, including $161,000 of cash and cash equivalents. In addition we had $2.9 million available under credit facilities.

Working capital increased by $485,000 to $2.0 million at July 31, 2006 from $1.5 million at January 31, 2006. Components of the Company's cash flow provided by operations during the six months ended July 31, 2006 contributed to the increase in working capital. Accounts receivable increased by $537,000 and prepaid expenses and other current assets increased by $337,000 and due to affiliates decreased by $108,000, which was offset, in part by a decrease in inventories of $543,000. The Company had a loss before taxes of $199,000 for the six months ended July 31, 2006. The Company's non-cash expenses included in the determination of income before taxes included $660,000 for amortization of purchase intangibles and $775,000 for depreciation and amortization.

Cash Flows

Net cash provided by operations for the six months ended July 31, 2006 was $953,000 compared with $754,000 of cash provided by operations for the six months ended July 31, 2005 due to the improved financial performance of both SMC and VLI. For the six months ended July 31, 2006, SMC had income from operations of $643,000 compared to income from operations of $194,000 for the six months ended July 31, 2005. Net sales from VZ increased by $1.3 million due to SMC reestablishing a contractual relationship with VZ which had previously been discontinued. In July 2004, SMC lost a significantly profitable contract with VZ. In September 2005, SMC commenced work on an underground telecommunications infrastructure services contract with VZ which had been previously awarded to a third party which did not perform to VZ's satisfaction. In addition, SMC experienced strong revenue growth from SMECO and EDS. During the six months ended July 31, 2006, VLI had income from operations of $557,000 compared to income from operations of $9,000 for the six months ended July 31, 2005. VLI experienced strong revenue growth from one of its most significant customers, RRC as well as from six new customers.

During the six months ended July 31, 2006, accounts receivable used cash of $537,000. Increases in revenue at both SMC and VLI resulted in the substantial increase in accounts receivable which was offset by inventories, net which provided cash flows of $543,000. VLI exercised tighter controls over inventory levels as it experienced strong revenue growth.

During the six months ended July 31, 2006, net cash used for investing activities was $608,000 compared to net cash used for investing activities of $1,063,000 for the six months ended July 31, 2005. SMC paid for new directional boring equipment and trucks to respond to opportunities for additional customer work.

For the six months ended July 31, 2006, net cash used by financing activities was $189,000 compared to cash provided by financing activities of $266,000 for the six months ended July 31, 2005. The change from net cash provided by financing activities during the six months ended July 31, 2005 to net cash used during the six months ended July 31, 2006 is due to payments made on the line of credit, the term loan, and the subordinated note with Kevin Thomas, offset by net proceeds from the sale of stock. During the six months ended July 31, 2005, the Bank of America, N.A. released $304,000 in previously escrowed funds in accordance with the amended financing arrangements of April 2005 which offset the net pay down of the Company's line of credit and long term debt.

In May 2006, the Company agreed to amend the existing financing arrangements with the Bank of America, N.A. (Bank). Under this arrangement, the Company has a revolving line of credit of $4.25 million in maximum availability and a term loan with an original balance of $1.2 million. The May 2006 amendment extended the expiration of the revolving line of debt to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three-year note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria (Borrowing Base). The aforementioned three-year note was paid in full on July 31, 2006. At July 31, 2006 and January 31, 2006, the Company had $1,343,000 and $1,243,000, respectively, outstanding under the revolving line of credit and an effective interest rate of 8.7% and 7.74%, respectively, with $2.9 million of additional availability under its Borrowing Base.

The amended financing arrangement provides for a new $1.5 million term loan facility (New Term Loan). The proceeds of the New Term Loan are designated to refinance the subordinated note with Kevin Thomas that had at July 31, 2006 and January 31, 2006 an outstanding balance of $1,492,000 and $3,292,000, respectively, which is due on August 1, 2007. Advances under the New Term Loan are subject to the Company being in compliance with its debt covenants with the Bank. The New Term Loan will be repaid in thirty-six equal monthly principal payments and bear interest at LIBOR plus 3.25%. On August 31, 2006, the Company borrowed $1.5 million under the New Term Loan and paid the remaining principal and interest due on the subordinated note with Thomas. As a result of this draw, the Company's Borrowing Base will be reduced by $750,000 for maximum availability under the revolving line of credit.

The amended financing arrangements provides for the measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 and requiring pro forma fixed charge coverage ratio not less than 1.25 to
1. The amended financing arrangements also provide a requirement that the Company meet minimum EBITDA covenants equal to or exceeding (on a trailing twelve months) $1.2 million for July 31, 2006, $1.3 million for October 31, 2006 and $1.8 million for January 31, 2007 and for each successive quarter end thereafter. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

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

At July 31, 2006, the Company was in compliance with the covenants of its amended financing arrangements.

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

Customers

During the six months ended July 31, 2006, we provided nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with Electronic Data Systems Corp. (EDS). Certain of our more significant customer relationships are with TriVita, Inc. (TVC), Rob Reiss Companies (RRC), Verizon Communications, Inc. (VZ), Southern Maryland Electrical Cooperative (SMECO), EDS, CyberWize.com, Inc. (C), and Orange Peel Enterprises, Inc. (OPE). TVC, RRC, C and OPE are VLI customers. SMC's significant customers are VZ, SMECO and EDS. TVC, RRC, C and OPE accounted for approximately 17%, 15%, 7% and 4% of consolidated net sales during the six months ended July 31, 2006. VZ, SMECO and EDS accounted for approximately 10%, 11% and 9% of consolidated net sales during the six months ended July 31, 2006. Combined TVC, RRC, VZ, SMECO, EDS, C and OPE accounted for approximately 75% of consolidated net sales during the six months ended July 31, 2006.

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

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company, as of the beginning of the Company's fiscal year ending January 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the consolidated financial statements.

ITEM 3.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

Changes in Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 and for of the effectiveness of internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended July 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                     PART ll
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(See Note 10 of the financial statements)

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. These shares were registered with the SEC effective July 10, 2006. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds were used for general corporate purposes.

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

                                   ARGAN, INC.


September 11, 2006                 By: /s/ Rainer Bosselmann
                                       -----------------------------------------
                                       Rainer Bosselmann
                                       Chairman of the Board and
                                       Chief Executive Officer


September 11, 2006                 By: /s/ Arthur F. Trudel
                                       -----------------------------------------
                                       Arthur F. Trudel
                                       Senior Vice President,
                                       Chief Financial Officer and Secretary