Form 10QSB
period 2006-10-31
ARGAN INC
filed 2006-12-14
CIK 100591

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2006

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

            For the transition period from ___________ to ___________

                        Commission File Number 001-31756


                                   Argan, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


                Delaware                                         13-1947195
--------------------------------------------------------------------------------
(State or other Jurisdiction of Incorporation                 (I.R.S. Employer
            or Organization)                                 Identification No.)


                One Church Street, Suite 401, Rockville MD 20850
        -----------------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (301) 315-0027
        -----------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


        Former address: One Church Street, Suite 302, Rockville MD 20850
        -----------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

Common Stock, par value $.15 per share, outstanding at December 8, 2006:
11,094,012.

Transitional Small Business Disclosure Format (Check One):
Yes |_| No |X|

                                   ARGAN, INC.

                                      INDEX

                                                                        Page No.

PART I.  FINANCIAL INFORMATION...............................................  3

Item 1.  Financial Statements (unaudited)....................................  3

         Condensed Consolidated Balance Sheets -
           October 31, 2006 and January 31, 2006.............................  3

         Condensed Consolidated Statements of Operations
           for the Three and Nine Months Ended October 31, 2006 and 2005.....  4

         Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended October 31, 2006 and 2005..............  5

         Notes to Condensed Consolidated Financial Statements................  6

Item 2.  Management's Discussion and Analysis or Plan of Operation........... 19

Item 3.  Controls and Procedures............................................. 31

PART II. OTHER INFORMATION................................................... 32

Item 1.  Legal Proceedings................................................... 32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds......... 32

Item 3.  Defaults Upon Senior Securities..................................... 32

Item 4.  Submission of Matters to a Vote of Security Holders................. 32

Item 5.  Other Information................................................... 32

Item 6.  Exhibits............................................................ 32

SIGNATURES................................................................... 33

================================================================================

PART 1.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    ARGAN, INC.
                       Condensed Consolidated Balance Sheets
                                    (Unaudited)

                                                                         October 31,       January 31,
                                                                            2006              2006
                                                                       --------------    --------------
ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                          $      233,000    $        5,000
    Accounts receivable, net of allowance for doubtful accounts
      of $147,000 at 10/31/2006 and $50,000 at 1/31/2006                    4,726,000         3,351,000
    Receivable from affiliated entity                                         139,000           157,000
    Escrowed cash                                                             300,000           300,000
    Estimated earnings in excess of billings                                  705,000           675,000
    Inventories, net of reserves of $63,000 at 10/31/2006 and
      $95,000 at 1/31/06                                                    2,202,000         3,410,000
    Prepaid expenses and other current assets                                 686,000           458,000
                                                                       --------------    --------------
TOTAL CURRENT ASSETS                                                        8,991,000         8,356,000
Property and equipment, net of accumulated depreciation of
  $2,138,000 at 10/31/2006 and $1,418,000 at 1/31/2006                      3,313,000         3,324,000
Issuance cost for subordinated debt                                                --           257,000
Other assets                                                                  155,000            46,000
Contractual customer relationships, net                                     1,517,000         1,894,000
Trade name                                                                    224,000           224,000
Proprietary formulas, net                                                     382,000           726,000
Non-compete agreement, net                                                  1,020,000         1,290,000
Goodwill                                                                    7,505,000         7,505,000
                                                                       --------------    --------------
TOTAL ASSETS                                                           $   23,107,000    $   23,622,000
                                                                       ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                   $    3,223,000    $    3,205,000
    Due to affiliates                                                          11,000           121,000
    Accrued expenses                                                        2,470,000         1,801,000
    Billings in excess of cost and earnings                                     3,000                --
    Deferred income tax liability                                                  --            49,000
    Line of credit                                                          1,288,000         1,243,000
    Current portion of long-term debt                                         591,000           421,000
                                                                       --------------    --------------
TOTAL CURRENT LIABILITIES                                                   7,586,000         6,840,000
Deferred income tax liability                                               1,176,000         1,618,000
Other liabilities                                                              19,000            10,000
Long-term debt                                                              1,028,000           176,000
Subordinated note due former owner of Vitarich Laboratories, Inc.                  --         3,292,000
                                                                       --------------    --------------
TOTAL LIABILITIES                                                           9,809,000        11,936,000
                                                                       --------------    --------------
STOCKHOLDERS' EQUITY
    Preferred stock, par value $.10 per share; 500,000 shares
      authorized; no shares issued and outstanding                                 --                --
    Common stock, par value $.15 per share;
      12,000,000 shares authorized; 4,577,243 and 3,817,243 shares issued at 10/31/2006 and 1/31/2006 and 4,574,010 and 3,814,010
      shares outstanding at 10/31/2006 and 1/31/2006                          686,000           572,000
    Warrants outstanding                                                      849,000           849,000
    Additional paid-in capital                                             27,269,000        25,336,000
    Accumulated other comprehensive loss                                       (7,000)               --
    Accumulated deficit                                                   (15,466,000)      (15,038,000)
    Treasury stock at cost; 3,233 shares at 10/31/2006 and 1/31/2006          (33,000)          (33,000)
                                                                       --------------    --------------
TOTAL STOCKHOLDERS' EQUITY                                                 13,298,000        11,686,000
                                                                       --------------    --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $   23,107,000    $   23,622,000
                                                                       ==============    ==============

                             See accompanying notes.

                                   ARGAN, INC.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                Three months ended October 31,       Nine months ended October 31,
                                                    2006              2005              2006              2005
                                               --------------    --------------    --------------    --------------
Net sales
    Nutraceutical products                     $    5,248,000    $    4,085,000    $   16,288,000    $   13,337,000
    Telecom infrastructure services                 4,361,000         3,048,000        10,843,000         7,804,000
                                               --------------    --------------    --------------    --------------
Net Sales                                           9,609,000         7,133,000        27,131,000        21,141,000
Cost of sales
    Nutraceutical products                          4,235,000         3,185,000        12,561,000        10,227,000
    Telecom infrastructure services                 3,506,000         2,285,000         8,507,000         6,100,000
                                               --------------    --------------    --------------    --------------
Gross profit                                        1,868,000         1,663,000         6,063,000         4,814,000

Selling, general and administrative expenses        2,214,000         1,808,000         6,134,000         5,605,000
                                               --------------    --------------    --------------    --------------
    Loss from operations                             (346,000)         (145,000)          (71,000)         (791,000)

Interest expense and amortization of
  subordinated debt issuance costs                     87,000           205,000           564,000           364,000
Other (income) expense, net                            (2,000)            1,000            (5,000)        1,926,000
                                               --------------    --------------    --------------    --------------
    Loss from operations before
      income taxes                                   (431,000)         (351,000)         (630,000)       (3,081,000)
Income tax benefit                                    176,000            64,000           202,000           386,000
                                               --------------    --------------    --------------    --------------
Net loss                                       $     (255,000)   $     (287,000)   $     (428,000)   $   (2,695,000)
                                               ==============    ==============    ==============    ==============

Basic and diluted loss per share               $        (0.06)   $        (0.08)   $        (0.10)   $        (0.81)
                                               ==============    ==============    ==============    ==============
Weighted average number of shares
  outstanding - basic and diluted                   4,574,000         3,814,000         4,312,000         3,314,000
                                               ==============    ==============    ==============    ==============

                             See accompanying notes.

                                     ARGAN, INC.
                   Condensed Consolidated Statements of Cash Flows
                                     (unaudited)

                                                                              Nine Months Ended
                                                                                  October 31,
                                                                            2006              2005
                                                                       --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                               $     (428,000)   $   (2,695,000)
Adjustments to reconcile net loss to net cash provided by
  operating activities:
    Depreciation                                                              797,000           595,000
    Amortization of debt issuance costs                                       257,000           126,000
    Amortization of purchase intangibles                                      991,000         1,272,000
    Deferred income taxes                                                    (491,000)         (430,000)
    Non-cash loss on liabililty for derivative financial instruments               --         1,930,000
    Loss (gain) on sale of property and equipment                               1,000           (33,000)
    Non-cash stock option compensation expense                                185,000                --
Changes in operating assets and liabilities:
    Accounts receivable, net                                               (1,375,000)         (578,000)
    Receivable from affiliated entity                                          18,000           (63,000)
    Estimated earnings in excess of billings                                  (30,000)          (25,000)
    Inventories, net                                                        1,208,000         1,090,000
    Prepaid expenses and other current assets                                (361,000)          110,000
    Accounts payable and accrued expenses                                     687,000           298,000
    Billings in excess of estimated earnings                                    3,000                --
    Due to affiliates                                                        (110,000)           65,000
    Other                                                                       2,000             9,000
                                                                       --------------    --------------
        Net cash provided by operating activities                           1,354,000         1,671,000
                                                                       --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                                      (778,000)         (955,000)
    Purchase of Vitarich Laboratories, Inc                                         --          (426,000)
    Proceeds from sale of property and equipment                               15,000            70,000
                                                                       --------------    --------------
        Net cash used in investing activities                                (763,000)       (1,311,000)
                                                                       --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from escrow                                                           --           304,000
    Net proceeds from sale of stock                                         1,862,000                --
    Proceeds from line of credit                                            4,575,000         2,500,000
    Proceeds from long-term debt                                            1,500,000             8,000
    Payments on line of credit                                             (4,530,000)       (2,781,000)
    Principal payments on long-term debt                                     (478,000)         (531,000)
    Principal payments on subordinated note due former
      owner of Vitarich Laboratories, Inc.                                 (3,292,000)               --
                                                                       --------------    --------------
        Net cash used in financing activities                                (363,000)         (500,000)
                                                                       --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          228,000          (140,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                5,000           167,000
                                                                       --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $      233,000    $       27,000
                                                                       ==============    ==============

NON-CASH FINANCING ACTIVITY:
    Fair Market Value of shares issued by a Subscription Agreement     $           --    $      481,371
                                                                       ==============    ==============

                             See accompanying notes.

                                   ARGAN, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION

Nature of Operations
--------------------

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

AI operates in two reportable segments. (See Note 9)

Management's Plans, Liquity and Business Risks
----------------------------------------------

As of October 31, 2006, the Company had an accumulated deficit of approximately $16 million. At October 31, 2006, the Company had approximately $2.2 million available under its revolving line of credit with the Bank of America, N.A. (the
Bank). The Company operates in two distinct and separate reportable segments. The market for nutritional products is highly competitive and the telecom and infrastructure services industry is fragmented, but also very competitive. The successful execution of the Company's business plan is dependent upon the Company's ability to integrate acquired businesses and their related assets into its operations, its ability to increase and retain its customers, the ability to maintain compliance with significant government regulation, the ability to attract and retain key employees and the Company's ability to manage its growth and expansion, among other factors.

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due the former owner of VLI. The remainder of the proceeds were used for general corporate purposes. One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account. (See Notes 5 and 7)

On May 5, 2006, the Company renewed its line of credit with the Bank, extending the maturity date to May 31, 2007. Concurrent with the renewal, the Bank has agreed to provide a new $1.5 million term loan facility (New Term Loan). On August 31, 2006, the Company borrowed $1.5 million under the New Term Loan and paid the remaining principal and interest due on the subordinated note with the former owner of VLI, Kevin Thomas ("Thomas"). (See Note 6)

Management believes that capital resources available under its renewed line of credit combined with cash generated from the Company's operations is adequate to meet the Company's future operating cash needs. Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The condensed consolidated balance sheet as of October 31, 2006, the condensed consolidated statements of operations for the three and nine months ended October 31, 2006 and 2005, and the statements of cash flows for the nine month period ended October 31, 2006 and 2005, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2006 and the results of its operations and its cash flows for the interim periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

Accounts Receivable and Estimated Earnings in Excess of Billings - Accounts receivable and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. The Company's unbilled receivables on time and materials and unit contracts were $485,000 and $121,000 at October 31, 2006 and January 31, 2006, respectively, and are included as a component of accounts receivable. Estimated earnings in excess of billings and billings in excess of estimated earnings on fixed priced contracts totaled $705,000 and $3,000, respectively, at October 31, 2006. Estimated earnings in excess of billings and billings in excess of estimated earnings on fixed priced contracts totaled $675,000 and none, respectively, at January 31, 2006.

Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration, and other factors in evaluating net realizable value.

Inventories consist of the following:

                                                October 31,        January 31,
                                                    2006               2006
                                               -------------      -------------

Raw materials                                  $   1,991,000      $   3,190,000
Work-in process                                       77,000             70,000
Finished goods                                       197,000            245,000
Less: Reserves                                       (63,000)           (95,000)
                                               -------------      -------------

Inventories, net                               $   2,202,000      $   3,410,000
                                               =============      =============

The Company entered into an agreement with one of its major customers, whereby the customer made advanced payments to the Company for a significant portion of raw materials at cost. The raw materials are held at the Company's premises and are used in the production of a product for the customer. The Company is accounting for this as an inventory financing arrangement and recognizes revenue from the sale of the raw materials when the finished product is shipped to the customer. At October 31, 2006, the Company had customer deposits and inventories related to this arrangement of $238,000.

Earnings Per Share - Income per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Dilutive earnings per share represent net income divided by the weighted average number of common shares outstanding inclusive of the effects of dilutive securities. Outstanding stock options and warrants for the purchase of 228,000 shares of common stock were not included in the weighted average shares outstanding during the three and nine months ended October 31, 2006, because they are antidilutive.

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

Derivative Financial Instruments - The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The derivative financial instruments are recognized on the consolidated balance sheet as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The determination of fair value for some of the company's derivative financial instruments is subject to the volatility of the company's stock price as well as certain underlying assumptions which include the probability of raising additional capital. In fiscal year 2006 the company began using an interest rate swap to hedge the fluctuation in interest rates for long term debt.

Stock Option Plans - Prior to February 1, 2006, the Company measured compensation costs for stock based compensation plans using the intrinsic value method of accounting as prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations. In electing to follow APB No. 25 for expense recognition purposes for the three and nine months ended October 31, 2005, the Company has provided below the expanded disclosures required under Statement of Financial Accounting Standards No. 148 "Accounting for Stock Based Compensation" ("SFAS No. 148") for stock-based compensation granted including, if materially different from reported results, disclosure of pro forma net income and net income per share had compensation expense relating to grants been measured under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). All options issued and outstanding at October 31, 2005 had an exercise price greater than the market price of the Company's stock on the date of grant. The fair values of options granted have been estimated at the date of grant using a Black-Scholes option-pricing model. Option valuation models require the use of subjective assumptions and changes in these assumptions can materially impact the fair value of the options.

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to options granted and unvested under the Plan for the three and nine months ended October 31, 2005. For purposes of this pro forma disclosure, the value of options is estimated using a Black-Scholes option-pricing formula and amortized over the options' vesting periods.

                              Pro Forma Disclosures

                                                 Three months      Nine months
                                                    ended            ended
                                                  October 31,      October 31,
                                                     2005             2005
                                                 -------------    -------------
Net loss, as reported                            $    (287,000)   $  (2,695,000)
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based methods
                                                        12,000           38,000
                                                 -------------    -------------
Pro forma net loss                               $    (299,000)   $  (2,733,000)
                                                 =============    =============
Basic and diluted per share:
Basic and diluted - as reported                  $       (0.08)   $       (0.81)
                                                 =============    =============
Basic and diluted - pro forma                    $       (0.08)   $       (0.82)
                                                 =============    =============

Impact of Changes in Accounting Standards
-----------------------------------------

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company, as of the beginning of the Company's fiscal year ending January 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is still evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance to registrants for assessing materiality. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material. The provisions of SAB 108 is effective for the Company, as of the fiscal year ending January 31, 2007. The Company does not expect SAB 108 to have a significant impact on the consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements," which provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. The provisions of FAS 157 will be effective for the Company, as of the beginning of the Company's fiscal year ending January 31, 2009. The Company does not expect FAS 157 to have a significant impact on the consolidated financial statements.

NOTE 3 - STOCK BASED COMPENSATION

At October 31, 2006, the Company has a stock option plan which was established in August 2001 (Plan). Under the Plan, the Company's Board of Directors may grant stock options to officers, directors and key employees. The Plan was amended in April 2003 to authorize the grant of options for up to 250,000 shares of common stock.

Prior to February 1, 2006, the Company accounted for the Plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees ("APB No. 25"), and related interpretations, as permitted by Statements of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock Based Compensation ("SFAS No. 123"). No stock-based employee compensation cost was recognized in the Statement of Operations for the three and nine months ended October 31, 2005, as all options granted under the Plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective February 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), "Share-Based Payment" (SFAS No. 123(R)), using the modified-prospective transition method. Under that transition method, compensation cost recognized in the nine months ended October 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of February 1, 2006, based on grant date fair value estimated in accordance with the original provisions of SFAS No. 123 and (b) compensation cost for all share-based payments granted on or subsequent to February 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R) on February 1, 2006, the Company's loss before income taxes for the three and nine months ended October 31, 2006, was approximately $105,000 and $185,000, respectively, more than if it had continued to account for share based compensation under APB No. 25. Basic and diluted loss per share for the three and nine months ended October 31, 2006 would have been $0.02 and $0.04, respectively, more than if it had continued to account for share based compensation under APB No. 25.

Stock options granted may be "Incentive Stock Options" ("ISOs") or "Nonqualified Stock Options" (NSOs"). ISOs have an exercise price at least equal to the stock's fair market value at the date of grant, a ten year term and vest and become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price other than the stock's fair market value at the date of grant and have up to a ten year term, and vest and become fully exercisable as determined by the Board.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing formula that uses the assumptions noted in the table and discussion that follows:

                                                          Nine Months Ended
                                                              October 31,
                                                          2006          2005
                                                       ==========    ==========
Dividend yield                                                 --            --
Expected volatility                                            57%           53%
Risk-free interest rate                                      5.11%         4.28%
Expected life in years                                          5             5

A summary of option activity under the Plan as of October 31, 2006, and changes in the nine months then ended is presented below:

                                                                              Weighted-
                                                             Weighted-        Average
                                                              Average        Remaining       Aggregate
                                                              Exercise        Contract       Intrinsic
           Options                            Shares           Price           Term            Value
           -------                        -------------    -------------   -------------   -------------
Outstanding at beginning
  of period                                      73,000    $        7.84
Granted                                         160,000    $        2.49
Exercised                                            --
Forfeited or expired                             (5,000)   $        7.79
                                          -------------
Outstanding at end of period                    228,000    $        4.09             8.4   $     418,000
                                          =============
Vested or expected to vest at
  end of period                                 228,000    $        4.09             8.4   $     418,000
Exercisable at end of period                    118,000    $        5.43             7.2   $     261,000

The weighted average grant date fair value of options granted during the nine months ended October 31, 2006 and 2005 was $1.34 and $1.95, respectively.

No options were exercised during the nine months ended October 31, 2006 and 2005. At October 31, 2006, there was $44,000 of total unrecognized compensation cost related to stock options granted under the Plan. That cost is expected to be recognized over the remaining three months of the six month vesting period. The total fair value of shares vested during the nine months ended October 31, 2006 and 2005, was $228,000 and $93,000, respectively.

A summary of the status of the Company's nonvested shares as of October 31, 2006, and changes during the nine months then ended, is present below:

                                                                    Aggregate
                                                                    Intrinsic
                                                      Shares          Value
                                                   ------------    ------------
Nonvested at beginning of period                         16,000    $       1.95
Granted                                                 160,000    $       1.34
Vested                                                  (66,000)   $       1.35
Forfeited                                                    --              --
                                                   ------------
Nonvested at end of period                              110,000    $       1.42
                                                   ============


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

At October 31, 2006, there were 474,000 shares of the Company's common stock reserved for issuance upon exercise of stock options and warrants.

NOTE 4 - SUMMARY OF INTANGIBLE ASSETS

The Company's intangible assets consist of the following at October 31, 2006:

                                           Gross                       Net
                          Estimated      Carrying    Accumulated     Carrying
                         Useful Life      Amount    Amortization      Amount
                         -----------   -----------   -----------   -----------

Goodwill                 Indefinite    $ 7,505,000   $        --   $ 7,505,000
Contractual
  Customer
  Relationships          5-7 years       2,854,000     1,337,000     1,517,000
Proprietary
  Formulas               3 years         1,813,000     1,431,000       382,000
Non-Compete
  Agreement              5 years         1,800,000       780,000     1,020,000
Trade Name               Indefinite        224,000            --       224,000
                                       -----------   -----------   -----------
                                       $14,196,000   $ 3,548,000   $10,648,000
                                       ===========   ===========   ===========

During the twelve months ended January 31, 2006, the Company recorded an impairment loss with respect to goodwill and proprietary formulas at VLI of $5,810,000 and $687,000, respectively. Amortization expense for the nine months ended October 31, 2006, aggregated $377,000, $344,000 and $270,000 for
Contractual Customer Relationships, Proprietary Formulas and Non-Compete Agreement, respectively. Amortization expense for the nine months ended October 31, 2005, aggregated $377,000, $625,000 and $270,000 for Contractual Customer Relationships, Proprietary Formulas and Non-Compete Agreement, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. These shares were registered with the SEC effective July 10, 2006. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Thomas. The remainder of the proceeds were used for general corporate purposes.

One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account.

On January 28, 2005, the Company sold and issued to MSRI SBIC, L.P., a Delaware limited partnership ("Investor"), 129,032 shares of common stock of the Company pursuant to a Subscription Agreement between the Company and Investor ("Subscription Agreement"). These shares were issued at a purchase price of $7.75 per share, yielding aggregate proceeds of $999,998. (See Note 7) These shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The Investor is an entity controlled by Daniel Levinson, a director of the Company.

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

The provision in the Subscription Agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, $139,000 of the proceeds received at issuance was accounted for as a liability for a derivative financial instrument. This liability relates to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. During the nine months ended October 31, 2005, the Company recorded a fair value loss adjustment of $343,000, which is recorded in other expense (income), net.

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

At issuance, $501,000 of the charge related to the liability for derivative financial instruments was recorded as deferred issuance cost for subordinated debt which will be amortized over the life of the subordinated debt. The amortization of the deferred loan issuance cost increased the Company's interest expense and reduced net income. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The fair value loss adjustment of $1,587,000 during the nine months ended October 31, 2005, was reflected as a change in liability for the derivative financial instruments and as other expense (income), net. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of 535,052 shares of the Company's common stock on September 1, 2005.

The Company leases administrative, manufacturing and warehouse facilities for various lengths of time from individuals who were or are officers of SMC and VLI. The related party relationship for SMC ended in July 2006. The total expense under these arrangements was $68,000 and $208,000 for the three and nine months ended October 31, 2006, respectively, and $75,000 and $222,000 for the three and nine months ended October 31, 2005, respectively.

The Company has also entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to the Company and the Company committed to purchase on an as-needed basis, certain organic products. VLI made $23,000 and $77,000 in purchases under the supply agreement during the three and nine months ended October 31, 2006, respectively, and $68,000 and $146,000 for the three and nine months ended October 31, 2005, respectively.

The Company also sells its products in the normal course of business to an entity in which the former owner of VLI has an ownership interest. VLI had approximately $118,000 and $405,000 in sales with this entity for three and nine months ended October 31, 2006, respectively, and $129,000 and $430,000 for the three and nine months ended October 31, 2005, respectively. At October 31, 2006 and January 31, 2006, the affiliated entity owed $139,000 and $157,000, respectively, to VLI.

NOTE 6 - DEBT

In May 2006, the Company agreed to amend the existing financing arrangements with the Bank of America (Bank). Under this arrangement, the Company had a revolving line of credit of $4.25 million in maximum availability and a term loan with an original balance of $1.2 million. The May 2006 amendment extended the expiration of the revolving line of credit to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three year term note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria (Borrowing Base). The aforementioned three year term note was paid on July 31, 2006. At October 31, 2006 and January 31, 2006, the Company had $1,288,000 and $1,243,000, respectively, outstanding under the revolving line of credit and an effective interest rate of 9.12% and 7.74%, respectively, with $2.2 million of additional availability under its Borrowing Base.

The amended financing arrangements provides for a new $1.5 million three year term loan facility (New Term Loan). On August 31, 2006, the Company borrowed $1.5 million under the New Term Loan and paid the remaining principal and interest due on the subordinated note with Thomas. As a result of this draw, the Company's Borrowing Base was reduced by $750,000 for maximum availability under the revolving line of credit. The New Term Loan will be repaid in thirty-six equal monthly principal payments and bears interest at LIBOR plus 3.25%.

In conjunction with the New Term Loan the Company entered into an interest rate swap agreement with a notional debt amount of $1,125,000, which effectively fixes the variable interest rate. The fair value of this interest rate swap as of October 31, 2006, is a loss of approximately $7,000 and is recorded in equity as accumulated other comprehensive loss and as other liabilities on the balance sheet.

The financing arrangements provide for the measurement at the Company's fiscal year end and at each of the Company's fiscal quarter ends of certain financial covenants including requiring that the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not exceed 2.5 to 1 and requiring a pro forma fixed charge coverage ratio of not less than 1.25 to
1. The amended financings also require that the Company meet minimum EBITDA covenants equal to or exceeding (on a trailing twelve months) $1.3 million for October 31, 2006 and $1.8 million for January 31, 2007 and for each successive quarter end thereafter. The Bank's consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

The amended financing arrangement contains a subjective acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if certain material adverse changes occur. The Company believes that it will continue to comply with its financial covenants under the financing arrangement. If the Company's performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the subjective acceleration clause referred to above, the Company would seek to modify its financing arrangement, but there can be no assurance that the Bank would not exercise their rights and remedies under the financing arrangement including accelerating payment of all outstanding senior and subordinated debt due and payable.

At October 31, 2006, the Company was in compliance with the covenants of its amended financing arrangements.

NOTE 7 - PRIVATE OFFERINGS OF COMMON STOCK

On December 8, 2006, the Company completed a private offering of approximately 2,853,000 shares of common stock at a price of $3.75 per share. The proceeds of approximately $10,699,000 were used in the acquisition of Gemma Power Systems, LLC.

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

The provision in the Subscription Agreement which allows the Investor to receive additional shares under certain conditions represents a derivative under Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." Accordingly, at January 31, 2005, $139,000 of the proceeds was accounted for as a liability for a derivative financial instrument. This liability related to the obligation to issue Investor additional shares under certain conditions. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. During the nine months ended October 31, 2005, the Company recorded a fair loss value loss adjustment of $343,000, which is recorded in other expense (income), net.

NOTE 8 - INCOME TAXES

The Company had an effective income tax benefit rate of 32% and 26% for the three and nine months ended October 31, 2006 and an effective income tax benefit rate of 18% and 13% for the three and nine months ended October 31, 2005. During the nine months ended October 31, 2006, the Company's effective income tax benefit rate decreased, from the standard rate of 38%, by the impact of the amortization of issuance cost for subordinated debt which is treated as a permanent difference for income tax reporting purposes. During the three and nine months ended October 31, 2005, the Company recorded the change in fair value of the liability for derivative financial instruments as other expense which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced the income tax benefit rate from 38%.

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

                               For the Nine Months
                             Ended October 31, 2006

                                                            Telecom
                                        Nutraceutical   Infrastructure
                                          Products         Services           Other          Consolidated
                                       --------------   --------------    --------------    --------------
Net sales                              $   16,288,000   $   10,843,000    $           --    $   27,131,000
Cost of sales                              12,561,000        8,507,000                --        21,068,000
                                       --------------   --------------    --------------    --------------
      Gross profit                          3,727,000        2,336,000                --         6,063,000

Selling, general and administrative
  expenses                                  3,335,000        1,249,000         1,550,000         6,134,000
                                       --------------   --------------    --------------    --------------
Income (loss) from operations                 392,000        1,087,000        (1,550,000)          (71,000)
Interest expense and amortization of
  subordinated debt issuance costs            287,000           41,000           236,000           564,000
Other income, net                                  --           (5,000)               --            (5,000)
                                       --------------   --------------    --------------    --------------

Income (loss) before income taxes      $      105,000   $    1,051,000    $   (1,786,000)         (630,000)
                                       ==============   ==============    ==============    --------------

Income tax benefit                                                                                 202,000
                                                                                            --------------

Net loss                                                                                    $     (428,000)
                                                                                            ==============
Depreciation and amortization          $      419,000   $      351,000    $      284,000    $    1,054,000
                                       ==============   ==============    ==============    ==============
Amortization of intangibles            $      914,000   $       77,000    $           --    $      991,000
                                       ==============   ==============    ==============    ==============
Goodwill                               $    6,565,000   $      940,000    $           --    $    7,505,000
                                       ==============   ==============    ==============    ==============
Total assets                           $   16,200,000   $    6,439,000    $      468,000    $   23,107,000
                                       ==============   ==============    ==============    ==============
Fixed asset additions                  $      281,000   $      489,000    $        8,000    $      778,000
                                       ==============   ==============    ==============    ==============

                              For the Three Months
                             Ended October 31, 2006

                                                             Telecom
                                        Nutraceutical    Infrastructure
                                          Products          Services           Other          Consolidated
                                       --------------    --------------    --------------    --------------
Net sales                              $    5,248,000    $    4,361,000    $           --    $    9,609,000
Cost of sales                               4,235,000         3,506,000                --         7,741,000
                                       --------------    --------------    --------------    --------------
      Gross profit                          1,013,000           855,000                --         1,868,000

Selling, general and administrative
  expenses                                  1,178,000           411,000           625,000         2,214,000
                                       --------------    --------------    --------------    --------------
Income (loss) from operations                (165,000)          444,000          (625,000)         (346,000)
Interest expense and amortization of
  subordinated debt issuance costs             79,000            12,000            (4,000)           87,000
Other income, net                                  --            (2,000)               --            (2,000)
                                       --------------    --------------    --------------    --------------

Income (loss) before income taxes      $     (244,000)   $      434,000    $     (621,000)         (431,000)
                                       ==============    ==============    ==============    --------------

Income tax benefit                                                                                  176,000
                                                                                             --------------

Net loss                                                                                     $     (255,000)
                                                                                             ==============
Depreciation and amortization          $      146,000    $      121,000    $       12,000    $      279,000
                                       ==============    ==============    ==============    ==============
Amortization of intangibles            $      305,000    $       26,000    $           --    $      331,000
                                       ==============    ==============    ==============    ==============
Goodwill                               $    6,565,000    $      940,000    $           --    $    7,505,000
                                       ==============    ==============    ==============    ==============
Total assets                           $   16,200,000    $    6,439,000    $      468,000    $   23,107,000
                                       ==============    ==============    ==============    ==============
Fixed asset additions                  $       92,000    $       74,000    $           --    $      166,000
                                       ==============    ==============    ==============    ==============

                               For the Nine Months
                             Ended October 31, 2005

                                                             Telecom
                                        Nutraceutical    Infrastructure
                                          Products          Services           Other          Consolidated
                                       --------------    --------------    --------------    --------------
Net sales                              $   13,337,000    $    7,804,000    $           --    $   21,141,000
Cost of sales                              10,227,000         6,100,000                --        16,327,000
                                       --------------    --------------    --------------    --------------
      Gross profit                          3,110,000         1,704,000                --         4,814,000

Selling, general and administrative
  expenses                                  3,225,000         1,128,000         1,252,000         5,605,000
                                       --------------    --------------    --------------    --------------
(Loss) income from operations                (115,000)          576,000        (1,252,000)         (791,000)
Interest expense and amortization of
  subordinated debt issuance costs            238,000            43,000            83,000           364,000
Other expense, net                                 --            (2,000)        1,928,000         1,926,000
                                       --------------    --------------    --------------    --------------

(Loss) income before income taxes      $     (353,000)   $      535,000    $   (3,263,000)       (3,081,000)
                                       ==============    ==============    ==============    --------------

Income tax benefit                                                                                  386,000
                                                                                             --------------

Net loss                                                                                     $   (2,695,000)
                                                                                             ==============
Depreciation and amortization          $      267,000    $      300,000    $      154,000    $      721,000
                                       ==============    ==============    ==============    ==============
Amortization of intangibles            $    1,194,000    $       78,000    $           --    $    1,272,000
                                       ==============    ==============    ==============    ==============
Goodwill                               $   12,375,000    $      940,000    $           --    $   13,315,000
                                       ==============    ==============    ==============    ==============
Total Assets                           $   21,314,000    $    5,281,000    $    3,127,000    $   29,722,000
                                       ==============    ==============    ==============    ==============
Fixed asset additions                  $      749,000    $      206,000    $           --    $      955,000
                                       ==============    ==============    ==============    ==============

                              For the Three Months
                             Ended October 31, 2005

                                                             Telecom
                                        Nutraceutical    Infrastructure
                                          Products          Services           Other          Consolidated
                                       --------------    --------------    --------------    --------------
Net sales                              $    4,085,000    $    3,048,000   $           --    $    7,133,000
Cost of sales                               3,185,000         2,285,000               --         5,470,000
                                       --------------    --------------   --------------    --------------
      Gross profit                            900,000           763,000               --         1,663,000

Selling, general and administrative
  expenses                                  1,023,000           382,000          403,000         1,808,000
                                       --------------    --------------   --------------    --------------
(Loss) income from operations                (123,000)          381,000         (403,000)         (145,000)
Interest expense and amortization of
  subordinated debt issuance costs            106,000            19,000           80,000           205,000
Other expense, net                              1,000                --               --             1,000
                                       --------------    --------------   --------------    --------------

(Loss) income before income taxes      $     (230,000)   $      362,000   $     (483,000)         (351,000)
                                       ==============    ==============   ==============    --------------

Income tax benefit                                                                                  64,000
                                                                                            --------------

Net loss                                                                                    $     (287,000)
                                                                                            ==============
Depreciation and amortization          $      101,000    $      102,000   $       96,000    $      299,000
                                       ==============    ==============   ==============    ==============
Amortization of intangibles            $      398,000    $       26,000   $           --    $      424,000
                                       ==============    ==============   ==============    ==============
Goodwill                               $   12,375,000    $      940,000   $           --    $   13,315,000
                                       ==============    ==============   ==============    ==============
Total Assets                           $   21,314,000    $    5,281,000   $    3,127,000    $   29,722,000
                                       ==============    ==============   ==============    ==============
Fixed asset additions                  $      121,000    $       41,000   $           --    $      162,000
                                       ==============    ==============   ==============    ==============

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

Although the Company has reviewed WFC's claim and believes that substantially all of the claims are without merit, at October 31, 2006, the Company has recorded an accrual related to this matter of $360,000 for estimated payments and legal fees related to the claims of WFC that it considers to be probable and that can be reasonably estimated. It is possible however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period. The Company will vigorously contest WFC's claim.

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company's management, based on information available at this time, that none of the other current claims and proceedings will have a material effect on the Company's consolidated financial statements.

NOTE 11 - ACQUISITION

On December 8, 2006, the Company announced the acquisition of Gemma Power Systems, LLC and affiliates (Gemma), a leading powerplant builder with expertise in the rapidly growing alternative fuel industry including biodiesel, ethanol and other power energy systems.

The purchase price of the acquisition was approximately $25,000,000, with 55% of the transaction being paid in stock and 45% in cash. In conjunction with the merger, the Company completed a private offering of 2,853,335 shares of common stock at a price of $3.75 per share for aggregate proceeds of approximately $10,700,000. The Company also agreed to amend its existing financing arrangements with the Bank whereby the Bank is providing a new $8 million, four year term loan (New Term Loan). The proceeds of the private offering and the New Term Loan were used to acquire Gemma and to provide the Company with working capital.

Two of the investors, MSRI SBIC, L.P. and MSR Fund II Series A, which in the aggregate acquired 533,333 shares in the offering, are controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company, acquired 26,667 shares for his own account.

NOTE 12 - LETTER OF INTENT

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

On December 8, 2006, the Company announced the acquisition of Gemma Power Systems, LLC and affiliates (Gemma), a leading powerplant builder with expertise in the rapidly growing alternative fuel industry including biodiesel, ethanol and other power energy systems.

The purchase price of the acquisition was approximately $25,000,000, with 55% of the transaction being paid in stock and 45% in cash. In conjunction with the merger, the Company completed a private offering of 2,853,335 shares of common stock at a price of $3.75 per share for aggregate proceeds of approximately $10,700,000. The Company also agreed to amend its existing financing arrangements with the Bank whereby the Bank is providing a new $8 million, four year term loan (New Term Loan). The proceeds of the private offering and the New Term Loan were used to acquire Gemma and to provide the Company with working capital.

Two of the investors, MSRI SBIC, L.P. and MSR Fund II Series A, which in the aggregate acquired 533,333 shares in the offering, are controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company, acquired 26,667 shares for his own account.

Private Offering of Common Stock
--------------------------------

On December 8, 2006, the Company completed a private offering of approximately 2,853,335 shares of common stock at a price of $3.75 per share. The proceeds of approximately $10,700,000 were used in the acquisition of Gemma (see details above)

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. These shares were registered with the SEC effective July 10, 2006. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds were used for general corporate purposes.

One of the investors, MSRI SBIC, L.P., which acquired 240,000 shares in the offering, is controlled by Daniel Levinson, a director of the Company. In addition, James Quinn, a director of the Company acquired 40,000 shares for his own account.

Amendment of Financing Arrangements
-----------------------------------

In May 2006, the Company agreed to amend the existing financing arrangements with the Bank of America, N.A. (Bank). Under this arrangement, the Company had a revolving line of credit of $4.25 million in maximum availability and a three year term loan with an original balance of $1.2 million. The May 2006 amendment extended the expiration of the revolving line of credit to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three year note bear interest at LIBOR plus 3.25% and 3.45% respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria (Borrowing Base). The aforementioned three year note was paid in full on July 31, 2006. At October 31, 2006 and January 31, 2006, the Company also had $1,288,000 and $1,243,000, respectively, outstanding under the revolving line of credit and an effective interest rate of 9.12% and 7.74%, respectively, with $2.2 million of additional availability under its Borrowing Base.

The amended financing arrangements provides for a new $1.5 million term loan facility (New Term Loan). On August 31, 2006, the proceeds of the New Term Loan were used to pay the remaining principal and interest due on the subordinated note with Kevin Thomas. The New Term Loan will be repaid in thirty six equal monthly principal payments and bears interest at LIBOR plus 3.25%. As a result of this draw, the Company's Borrowing Base was reduced by $750,000 for maximum availability under the revolving line of credit.

In conjunction with the New Term Loan the Company entered into an interest rate swap agreement with a notional debt amount of $1,125,000, which effectively fixes the variable interest rate. The fair value of this interest rate swap as of October 31, 2006, is a loss of approximately $7,000 and is recorded in equity as accumulated other comprehensive income and as other liabilities on the balance sheet.

The amended financing arrangements provides for the measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 and requiring pro forma fixed charge coverage ratio not less than 1.25 to
1. The amended financings also require that the Company meet minimum EBITDA covenants equal to or exceeding (on a trailing twelve months) $1.3 million for October 31, 2006 and $1.8 million for January 31, 2007 and for each successive quarter end thereafter. The Bank's consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

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

Holding Company Structure
-------------------------

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

We are a holding company with no operations other than our investments in VLI and SMC. At October 31, 2006, there were no restrictions with respect to payments from VLI and SMC to the Company.

Nutritional Products
--------------------

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

Telecom Infrastructure Services
-------------------------------

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

Letters of Intent
-----------------

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

Revenue Recognition
-------------------

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

The timing of billing to customers varies based on individual contracts and often differs from the period of revenue recognition. The Company's unbilled receivables on time and materials and unit contracts were $485,000 and $121,000 at October 31, 2006 and January 31, 2006, respectively, and are included as a component of accounts receivable. Estimated earnings in excess of billings and billings in excess of estimated earnings on fixed priced contracts totaled $705,000 and $3,000, respectively, at October 31, 2006. Estimated earnings in excess of billings and billings in excess of estimated earnings on fixed priced contracts totaled $675,000 and none, respectively, at January 31, 2006.

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

Inventories
-----------

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

Impairment of Long-Lived Assets, Including Definite Lived Intangible Assets
---------------------------------------------------------------------------

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

Goodwill and Other Indefinite Lived Intangible Assets
-----------------------------------------------------

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

Contractual Customer Relationships
----------------------------------

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

Trade Name
----------

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

Proprietary Formulas
--------------------

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

Non-Compete Agreement
---------------------

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

Derivative Financial Instruments
--------------------------------

The Company accounts for derivative financial instruments in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's Own Stock." The derivative financial instruments are recognized on the consolidated balance sheet as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The determination of fair value for some of the company's derivative financial instruments is subject to the volatility of the company's stock price as well as certain underlying assumptions which include the probability of raising additional capital. In fiscal year 2006 the company began using an interest rate swap to hedge the fluctuation in interest rates for long term debt.

Deferred Tax Assets and Liabilities
-----------------------------------

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

Although the Company has reviewed WFC's claim and believes that substantially all of the claims are without merit, at October 31, 2006, the Company had an accrual related to this matter of $360,000 for estimated payments and legal fees related to the claims of WFC that it considers to be probable and that can be reasonably estimated. It is possible, however, that the ultimate resolution of WFC's claim could result in a material adverse effect on the Company's results of operations for a particular reporting period. The Company will vigorously contest WFC's claim.

CONSOLIDATED RESULTS OF OPERATIONS

For the three months ended October 31:
--------------------------------------

                                                                       Increase       Percent
                                           2006          2005         (Decrease)       Change
                                       ===========    ===========    ===========    ===========
Net sales
    Nutraceutical products             $ 5,248,000    $ 4,085,000    $ 1,163,000           28.5%
    Telecom infrastructure services      4,361,000      3,048,000      1,313,000           43.0
                                       -----------    -----------    -----------    -----------
Net Sales                                9,609,000      7,133,000      2,476,000           34.7
Cost of sales
    Nutraceutical products               4,235,000      3,185,000      1,050,000           33.0
    Telecom infrastructure services      3,506,000      2,285,000      1,221,000           53.4
                                       -----------    -----------    -----------    -----------
Gross profit                             1,868,000      1,663,000        205,000           12.3
Selling, general and administrative
  expenses                               2,214,000      1,808,000        406,000           22.5
                                       -----------    -----------    -----------    -----------
    Income (loss) from operations         (346,000)      (145,000)      (201,000)         138.6
Interest expense and amortization of
  subordinated debt issuance costs          87,000        205,000       (118,000)         (57.6)
Other (income) expense, net                 (2,000)         1,000         (3,000)        (300.0)
                                       -----------    -----------    -----------    -----------
    Loss from operations before
      income taxes                        (431,000)      (351,000)       (80,000)          22.8
Income tax benefit                         176,000         64,000        112,000          175.0
                                       -----------    -----------    -----------    -----------
Net loss                               $  (255,000)   $  (287,000)   $    32,000          (11.1)
                                       ===========    ===========    ===========    ===========

Net sales
---------

Net sales of nutraceutical products increased by $1,163,000 or 29% for the three months ended October 31, 2006 compared to the three months ended October 31, 2005, primarily due to increased sales to three of our largest customers, Trivita Way International, Cyberwize.com and Rob Reiss Companies (RRC) as well as to seven new customers.

Net sales of telecommunications infrastructure services increased by $1,313,000 or 43% for the three months ended October 31, 2006 compared to the three months ended October 31, 2005, primarily due to increased sales to VZ and Electronic Data Systems Corp. (EDS) which offset the decline in business with GD whose contract with SMC was completed last year.

Cost of sales
-------------

For the three months ended October 31, 2006, cost of sales for nutraceutical products was 81% of net sales for nutraceutical products. For the three months ended October 31, 2005, cost of sales was 78% of net sales for nutraceutical products. The decrease in margin is primarily the result of an increase in depreciation expense related to leasehold improvements for additional manufacturing space that became operational in November 2005.

For the three months ended October 31, 2006, cost of sales for telecommunications infrastructure services was 80% of net sales of telecommunications infrastructure services. For the three months ended October 31, 2005, cost of sales was 75% of net sales of telecommunications infrastructure services. The decrease in margin is primarily the result of the change in contracts since September 2005. The contract with GD ended in September 2005 and the contract with EDS began in late October 2005. Even though the sales volume with EDS is much larger the profit margin is approximately 2% lower than the GD profit margin. In August 2006 the contract with VZ was renegotiated to more competitive rates which resulted in an approximate 3% decrease in profit margin.

Selling, general and administrative expenses
--------------------------------------------

Consolidated selling, general and administrative expenses were $2,214,000 or 23% of consolidated net sales for the three months ended October 31, 2006 compared to $1,808,000 or 25% of consolidated net sales for the three months ended October 31, 2005. SMC increased its selling, general and administrative expenses due to the hiring of additional sales and support personnel. Corporate expenses increased due to higher professional service fees. VLI increased its selling, general and administrative expenses due to an increase in bad debt expense.

Interest expense and amortization of subordinated debt issuance costs
---------------------------------------------------------------------

Consolidated interest expense and amortization of subordinated debt issuance costs decreased by $118,000 or 58% for the three months ended October 31, 2006 compared to the three months ended October 31, 2005, due to the full amortization of issuance costs at July 31, 2006.

Income tax benefit
------------------

The Company's consolidated effective income tax benefit rate was 32% for the three months ended October 31, 2006 compared to an 18% effective income tax benefit rate for the three months ended October 31, 2005.

During the three months ended October 31, 2006, the Company's effective income tax benefit rate was decreased, from the standard rate of 38%, by the impact of its adjusted forecast of annual pretax income and the impact of the amortization of issuance cost for subordinated debt which is treated as a permanent difference for income tax reporting purposes.

For the three months ended October 31, 2005, the Company's effective income tax benefit rate was decreased by the impact of the fair value adjustment for liability for derivative financial instrument which is a permanent difference for income tax reporting purposes. This permanent difference reduced the effective income tax benefit rate from 38%.

For the nine months ended October 31:
-------------------------------------

                                                                         Increase        Percent
                                           2006            2005         (Decrease)        Change
                                       ============    ============    ============    ============
Net sales
    Nutraceutical products             $ 16,288,000    $ 13,337,000    $  2,951,000            22.1%
    Telecom infrastructure services      10,843,000       7,804,000       3,039,000            38.9
                                       ------------    ------------    ------------    ------------
Net Sales                                27,131,000      21,141,000       5,990,000            28.3
Cost of sales
    Nutraceutical products               12,561,000      10,227,000       2,334,000            22.8
    Telecom infrastructure services       8,507,000       6,100,000       2,407,000            39.5
                                       ------------    ------------    ------------    ------------
Gross profit                              6,063,000       4,814,000       1,249,000            25.6
Selling, general and administrative
  expenses                                6,134,000       5,605,000         529,000             9.4
                                       ------------    ------------    ------------    ------------
    Loss from operations                    (71,000)       (791,000)        720,000           (91.0)
Interest expense and amortization of
  subordinated debt issuance costs          564,000         364,000         200,000            55.0
Other (income) expense, net                  (5,000)      1,926,000      (1,931,000)         (100.3)
                                       ------------    ------------    ------------    ------------
    Loss from operations before
      income taxes                         (630,000)     (3,081,000)      2,451,000           (79.6)
Income tax benefit                          202,000         386,000        (184,000)          (47.7)
                                       ------------    ------------    ------------    ------------
Net loss                               $   (428,000)   $ (2,695,000)   $  2,267,000           (84.1)
                                       ============    ============    ============    ============

Net sales
---------

Net sales of nutraceutical products increased by $2,951,000 or 22% for the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005, primarily due to increased sales to two of our largest customers Rob Reiss Companies (RRC) and Cyberwise.com, as well as to nine new customers.

Net sales of telecommunications infrastructure services increased by $3,039,000 or 39% for the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005, primarily due to increased sales to VZ and Electronic Data Systems Corp. (EDS) which offset the decline in business with GD whose contract with SMC was completed last year.

Cost of sales
-------------

For the nine months ended October 31, 2006, cost of sales for nutraceutical products was 77% of net sales for nutraceutical products. For the nine months ended October 31, 2005, cost of sales was 77% net sales for nutraceutical products. Cost of sales increased due to the increase in net sales.

For the nine months ended October 31, 2006, cost of sales for telecommunications infrastructure services were 78% of net sales of telecommunications infrastructure services. For the nine months ended October 31, 2005, cost of sales was 78% of net sales of telecommunications infrastructure services. The profit margin for the nine months ended October 31, 2006 has leveled out to the same profit margin for the same period as 2005 after the renegotiation of the VZ contract twice during 2006.

Selling, general and administrative expenses
--------------------------------------------

Consolidated selling, general and administrative expenses were $6,134,000 or 23% of consolidated net sales for the nine months ended October 31, 2006 compared to $5,605,000 or 27% of consolidated net sales for the nine months ended October 31, 2005. SMC increased its selling, general and administrative expenses due to the hiring of additional sales support personnel. In addition, SMC has incurred expense increased bonuses as a result of improved financial performance for the nine months ended October 31, 2006 compared to the same period in 2005. Corporate expenses increased due to higher professional service fees. VLI increased its selling, general and administrative expenses due to an increase in bad debt expense.

Interest expense and amortization of subordinated debt issuance costs
---------------------------------------------------------------------

Consolidated interest expense and amortization of subordinated debt issuance costs increased by $200,000 or 55% for the nine months ended October 31, 2006 compared to the nine months ended October 31, 2005, due primarily to increased interest expense for subordinated debt of $137,000 and amortization of issuance cost for the subordinated debt of $257,000 for the nine months ended October 31, 2006. The subordinated note was issued on June 30, 2005 and repaid in May 2006, resulting in four months of amortization for the nine months ended October 31, 2005 and the remaining balance of the issuance costs were expensed as of July 31, 2006.

Other (income) expense, net
---------------------------

Other (income) expense, net changed from $1,926,000 in expense for the nine months ended October 31, 2005 to income of $5,000 for the nine months ended October 31, 2006, primarily due to the fair value loss of the liability for derivative financial instrument of $1,930,000 realized during the nine months ended October 31, 2005.

Income tax benefit
------------------

The Company's consolidated effective income tax benefit rate was 26% for the nine months ended October 31, 2006 compared to a 13% effective income tax benefit rate for the nine months ended October 31, 2005.

During the nine months ended October 31, 2006, the Company's effective income tax benefit rate was decreased by the impact of the amortization of issuance cost for subordinated debt which is treated as a permanent difference for income tax reporting purposes. This permanent difference reduced the effective income tax benefit rate from 38%.

For the nine months ended October 31, 2005, the Company's effective income tax benefit rate was decreased by the impact of the fair value adjustment for liability for derivative financial instruments which is a permanent difference for income tax reporting purposes. This permanent difference reduced the effective income tax benefit rate from 38%.

LIQUIDITY AND CAPITAL RESOURCES

Net cash flows from operating activities and selected borrowings have represented our primary sources of funds for growth of the business, including capital expenditures and acquisitions. We had $1.4 million in working capital at October 31, 2006, including $233,000 of cash and cash equivalents. In addition we had $2.2 million available under credit facilities.

Cash Flows
----------

Net cash provided by operations for the nine months ended October 31, 2006 was $1,354,000 compared with $1,671,000 million of cash provided by operations for the nine months ended October 31, 2005. Net cash flows from operating activities decreased primarily as a result of an increase in accounts receivable and prepaid expenses and other assets, partially offset by an increase in accounts payable and accrued expenses and improved operating performance by both VLI and SMC.

For the nine months ended October 31, 2006, SMC had income from operations of $1,087,000 compared to income from operations of $576,000 for the nine months ended October 31, 2005. Net sales from VZ increased by $1.9 million due to SMC reestablishing a contractual relationship with VZ which had previously been discontinued. In July 2004, SMC lost a significantly profitable contract with VZ. In September 2005, SMC commenced work on an underground telecommunications infrastructure services contract with VZ. In addition, SMC has experienced strong revenue growth from EDS, since November 2005. During the nine months ended October 31, 2006, VLI had income from operations of $392,000 compared to income from operations of $115,000 for the nine months ended October 31, 2005. VLI experienced revenue growth from two of its most significant customers, RRC and Cyberwize, as well as from nine new customers.

During the nine months ended October 31, 2006, accounts receivable used cash of $1,375,000. Increases in revenue at both SMC and VLI resulted in the substantial increase in accounts receivable which was offset, in part, by inventories, net which provided cash flows of $1,208,000. VLI carefully monitored inventory levels as it experienced strong revenue growth.

During the nine months ended October 31, 2006, net cash used for investing activities was $763,000 compared to net cash used for investing activities of $1,311,000 for the nine months ended October 31, 2005. The decrease was due primarily to the purchase consideration for VLI in the nine months ended October 31, 2005.

For the nine months ended October 31, 2006, net cash used by financing activities was $363,000 compared to cash provided by financing activities of $500,000 for the nine months ended October 31, 2005. The change from net cash provided by financing activities during the nine months ended October 31, 2005 to net cash used during the nine months ended October 31, 2006 is due to payments made on the three year term loan and the New Term Loan described below. As well as the subordinated note with Kevin Thomas, offset by net proceeds from the sale of stock and a new term loan. During the nine months ended October 31, 2005, the Bank of America, N.A. released $304,000 in previously escrowed funds in accordance with the amended financing arrangements of April 2005 which offset the net pay down of the Company's line of credit and long term debt.

In May 2006, the Company agreed to amend the existing financing arrangements with the Bank of America, N.A. (Bank). Under this arrangement, the Company had a revolving line of credit of $4.25 million in maximum availability and a term loan with an original balance of $1.2 million. The May 2006 amendment extended the expiration of the revolving line of debt to May 31, 2007. Under the amended financing arrangements, amounts outstanding under the revolving line of credit and the three year note bear interest at LIBOR plus 3.25% and 3.45%, respectively. Availability on a monthly basis under the revolving line is determined by reference to accounts receivable and inventory on hand which meet certain Bank criteria (Borrowing Base). The aforementioned three year note was paid in full on July 31, 2006. At October 31, 2006 and January 31, 2006, the Company had $1,288,000 and $1,243,000, respectively, outstanding under the revolving line of credit and an effective interest rate of 9.12% and 7.74%, respectively, with $2.2 million of additional availability under its Borrowing Base.

The amended financing arrangement provides for a new $1.5 million term loan facility (New Term Loan). On August 31, 2006, the Company borrowed $1.5 million under the New Term Loan and paid the remaining principal and interest due on the subordinated note with Thomas. As a result of this draw, the Company's Borrowing Base will be reduced by $750,000 for maximum availability under the revolving line of credit. The New Term Loan will be repaid in thirty six equal monthly principal payments and bear interest at LIBOR plus 3.25%.

In conjunction with the New Term Loan the Company entered into an interest rate swap agreement with a notional debt amount of $1,125,000, which effectively fixes the variable interest rate. The fair value of this interest rate swap as of October 31, 2006, is a loss of approximately $7,000 and is recorded in equity as accumulated other comprehensive loss and as other liabilities on the balance sheet.

The amended financing arrangements provides for the measurement of certain financial covenants including requiring the ratio of debt to pro forma earnings before interest, taxes, depreciation and amortization (EBITDA) not to exceed 2.5 to 1 and requiring pro forma fixed charge coverage ratio not less than 1.25 to
1. The amended financing arrangements also provide a requirement that the Company meet minimum EBITDA covenants equal to or exceeding (on a trailing twelve months) $1.3 million for October 31, 2006 and $1.8 million for January 31, 2007 and for each successive quarter end thereafter. Bank consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company's assets to secure the financing arrangements.

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

At October 31, 2006, the Company was in compliance with the covenants of its amended financing arrangements.

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

Customers
---------

During the nine months ended October 31, 2006, we provided nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with Electronic Data Systems Corp. (EDS). Certain of our more significant customer relationships are with TriVita, Inc. (TVC), Rob Reiss Companies (RRC), Verizon Communications, Inc. (VZ), Southern Maryland Electrical Cooperative (SMECO), EDS, CyberWize.com, Inc. (C), and Orange Peel Enterprises, Inc. (OPE). TVC, RRC, C and OPE are VLI customers. SMC's significant customers are VZ, SMECO and EDS. TVC, RRC, C and OPE accounted for approximately 17%, 13%, 7% and 4% of consolidated net sales during the nine months ended October 31, 2006. VZ, SMECO and EDS accounted for approximately 11%, 10% and 13% of consolidated net sales during the nine months ended October 31, 2006. Combined TVC, RRC, VZ, SMECO, EDS, C and OPE accounted for approximately 80% of consolidated net sales during the nine months ended October 31, 2006.

Seasonality
-----------

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

IMPACT OF CHANGES IN ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company, as of the beginning of the Company's fiscal year ending January 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is still evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance to registrants for assessing materiality. SAB 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material. The provisions of SAB 108 will be effective for the Company, as of the beginning of the Company's fiscal year ending January 31, 2008. The Company does not expect SAB 108 to have a significant impact on the consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, "Fair Value Measurements," which provides guidance for using fair value to measure assets and liabilities. FAS 157 will apply whenever another standard requires or permits assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. The provisions of FAS 157 will be effective for the Company, as of the beginning of the Company's fiscal year ending January 31, 2009. The Company does not expect FAS 157 to have a significant impact on the consolidated financial statements.

ITEM 3.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
----------------------------------

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

Changes in Internal Control Over Financial Reporting
----------------------------------------------------

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934 and for of the effectiveness of internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended October 31, 2006 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                     PART II

                                OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         (See Note 10 of the financial statements)

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.  EXHIBITS

         Exhibit No.         Title
         -----------         -----
         Exhibit:31.1        Certification of Chief Executive Officer, pursuant
                             to Rule 13a-14(c) under the Securities Exchange Act
                             of 1934
         Exhibit:31.2        Certification of Chief Financial Officer, pursuant
                             to Rule 13a-14(c) under the Securities Exchange Act
                             of 1934
         Exhibit:32.1        Certification of Chief Executive Officer, pursuant
                             to 18 U.S.C. Section 1350
         Exhibit:32.2        Certification of Chief Financial Officer, pursuant
                             to 18 U.S.C. Section 1350

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.


                                       ARGAN, INC.


December 13, 2006                      By: /s/ Rainer Bosselmann
                                           -------------------------------------
                                           Rainer Bosselmann
                                           Chairman of the Board and
                                           Chief Executive Officer


December 13, 2006                      By: /s/ Arthur F. Trudel
                                           -------------------------------------
                                           Arthur F. Trudel
                                           Senior Vice President,
                                           Chief Financial Officer and Secretary