Form 10KSB
period 2007-01-31
ARGAN INC
filed 2007-04-26
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended January 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission file number 001-31756

ARGAN, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	13-1947195
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Church Street, Suite 401, Rockville, Maryland	20850
(Address of Principal Executive Offices)	(Zip Code)

301-315-0027
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each Class	Name of Each Exchange
on Which Registered
Common Stock, $0.15 par value	Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $68,867,000

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $22,864,000 as of April 23, 2007, based upon the closing price on the NASDAQ Electronic Bulletin Board System reported for such date. Shares of Common Stock held by each Officer and Director and by each person who owns 5% or more of the outstanding Common Shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock outstanding as of April 23, 2007: 11,094,012

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

ARGAN, INC.
2007 FORM 10-KSB ANNUAL REPORT

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Argan, Inc. (“AI,” “the Company” or “we”) provides a broad range of engineering, procurement and construction services to the power industry, telecommunications infrastructure services, and manufacturing and distribution of nutritional supplements. We conduct our operations through our wholly owned subsidiaries, Gemma Power Systems, LLC (“GPS LLC”), Gemma Power, Inc., (“GPI”) and Gemma Power Systems California, Inc. (“GPS-California”) (collectively referred to as, “GPS”), Southern Maryland Cable, Inc. (SMC) and Vitarich Laboratories, Inc. (VLI) that we acquired in, December 2006, July 2003 and August 2004, respectively.

Power Industry Services

Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the energy market for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry.

We plan to participate in the rapidly growing alternative fuel industry, including biodiesel, ethanol and other power energy systems. We provide engineering, procurement and construction services to the owners of alternative power energy systems.

We intend to emphasize our expertise in the alternative fuel industry as well as our proven track record developing facilities and services for traditional power energy systems. We believe that we are uniquely positioned to assist in the development and delivery of innovative renewable energy solutions as world energy needs grow and efforts to combat global warming increase.

Telecom Infrastructure Services

Through SMC, we provide telecommunications infrastructure services. We currently provide inside plant and premise wiring services to the Federal Government and have plans to expand that work to commercial customers who regularly need upgrades in their premise wiring systems to accommodate improvements in security, telecommunications and network capabilities.

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

We intend to emphasize our high quality reputation, outstanding customer base and highly motivated work force in competing for larger and more diverse contracts. We believe that our high quality and well maintained fleet of vehicles and construction machinery and equipment is essential to meet customers’ needs for high quality and on-time service. We are committed to invest in our repair and maintenance capabilities to maintain the quality and life of our equipment. Additionally, we invest annually in new vehicles and equipment.

Nutritional Products

Through Vitarich, we are dedicated to providing research, development, manufacturing and distribution of premium nutritional supplements, whole-food dietary supplements and personal care products. Our customers include health food store chains, mass merchandisers, network marketing companies, pharmacies and major retailers.

We intend to enhance our position in the fast growing global nutrition industry through our innovative product development and research. We believe that we will be able to expand our distribution channels by providing continuous quality assurance and by focusing on timely delivery of superior nutraceutical products.

Holding Company Structure

We intend to make additional acquisitions and/or investments. We intend to have more than one industrial focus and to identify those companies that are in industries with significant potential to grow profitably both internally and through acquisitions. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cashflow and value for Argan.

We are a holding company with no operations other than our investments in GPS, SMC and Vitarich. At January 31, 2007, there were no restrictions with respect to intercompany payments from GPS, SMC and VLI to Argan.

We were organized as a Delaware corporation in May 1961. On October 23, 2003, our shareholders approved a plan providing for the internal restructuring of the Company whereby we became a holding company, and our operating assets and liabilities relating to our Puroflow Incorporated (“Puroflow”) business were transferred to a newly-formed, wholly owned subsidiary. The subsidiary then changed its name to “Puroflow Incorporated” and we changed our name from Puroflow Incorporated to “Argan, Inc.”

On October 31, 2003, pursuant to a certain Stock Purchase Agreement (“Stock Purchase Agreement”), we completed the sale of Puroflow to Western Filter Corporation (WFC) for approximately $3.5 million in cash, of which $300,000 is being held in escrow to indemnify WFC from losses if a breach of the representations and warranties made by us pursuant to that sale should occur. During the twelve months ended January 31, 2005, WFC asserted that the Company and its executive officers breached certain representations and warranties under the Stock Purchase Agreement. On March 15, 2007, the District Court granted the Company and its executive officers’ motion for summary judgment, thereby dismissing WFC’s lawsuit against the Company and its executive officers in its entirety. WFC has appealed this decision (Discussed further in Item 3 below).

Merger of Gemma Power Systems, LLC and its affiliates

On December 8, 2006 (Closing Date), pursuant to Agreements and Plans of Merger the Company acquired GPS, which provides a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the power energy market for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. The results of operations for GPS have been included in the Company’s consolidated financial statements since the Closing Date.

The acquisition purchase price was $31.1 million, consisting of $10.9 million in cash and $20.2 million from the issuance of 3,666,667 shares of AI common stock, with a fair market value at the closing date, of $5.50 per share (The Company used a $3.75 per share value in negotiating the purchase price with the former owners of GPS). The purchase price was funded by a new $8.0 million secured 4-year term loan which carries an interest rate of LIBOR plus 3.25% (as discussed below). In addition, the Company raised $10.7 million through the private offering of 2,853,335 shares of AI common stock at a purchase price of $3.75 per share (as discussed below). Pursuant to the acquisition agreement $12.0 million was deposited into an escrow account. Of this amount, $10.0 million secures a letter of credit to support the issuance of bonding (as discussed below) and the remaining amount for the payment of up to $2.0 million of additional purchase price payable if, for the twelve months ended December 31, 2007, the earnings of GPS before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for AI’s corporate overhead charge, is more than $12.0 million.

Private Sales of Stock in 2006

On December 8, 2006, the Company completed a private offering of 2,853,335 shares of common stock at a price of $3.75 per share for aggregate proceeds of $10.7 million. The proceeds were used towards the purchase of GPS (as discussed above). Two of the investors, MSRI SBIC, L.P. (“MSRI”) and MSR Fund II, L.P., which acquired 92,793 and 440,540 shares in the offering, respectively, are controlled by Daniel Levinson, a director of the Company. Two other investors, Allen & Company LLC and Allen SBH Investments, LLC which acquired 80,000 and 266,667 shares in the offering, respectively, are affiliates of James Quinn, a director of the Company. In addition, James Quinn acquired 26,667 shares for his own account.

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company used $1.8 million of the proceeds to pay down an equal notional amount of the subordinated note due Kevin Thomas. The remainder of the proceeds were used for general corporate purposes. Allen SBH and James Quinn acquired 120,000 and 40,000 shares in the offering, respectively. In addition, MSRI acquired 240,000 shares in the offering.

Amendment of Financing Arrangements

On December 11, 2006, Argan amended its financing arrangements with the Bank of America (Bank). The new financing arrangement includes an amended 3-year term loan for VLI in the amount of $1.4 million with interest at LIBOR plus 3.25%. The original term loan was in the amount of $1.5 million with interest at LIBOR plus 3.45%, pursuant to an amendment dated May 2006. On August 31, 2006, the Company borrowed $1.5 million under the 3-year Term Loan and paid the remaining principal and interest due on the subordinated note with Thomas. The amended financing arrangements also provide for a new 4-year term loan used in the acquisition of GPS in the amount of $8.0 million with interest at LIBOR plus 3.25% ($2.0 million of this loan was deposited in escrow with the Bank, as discussed above) and a revolving loan with a maximum amount of $4.25 million available until May 31, 2008, with interest at LIBOR plus 3.25%.

The Company may obtain standby letters of credit from the Bank in the ordinary course of business not to exceed $10.0 million for security bonding. On December 11, 2006, the Company pledged $10.0 million to the Bank to secure a standby letter of credit issued by the Bank on behalf of Argan for the benefit of Travelers Casualty and Surety Company of America in connection with the $200.0 million bonding facility provided to GPS.

The financing arrangements provide for the measurement at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period) of certain financial covenants including requiring that the ratio of total funded debt to EBITDA not to exceed 2.25 to 1 for the year ended January 31, 2007 and not to exceed 2 to 1 for future quarters, requiring a fixed charge coverage ratio of not less than 1.25 to 1, and requiring the ratio of senior funded debt to EBITDA not to exceed 1.75 to 1 for the year ended January 31, 2007 and not to exceed 1.50 to 1 for future quarters. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements.

The amended financing arrangement contains a subjective acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if certain material adverse changes occur. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the subjective acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the Bank would not exercise their rights and remedies under the financing arrangements including accelerating payment of all outstanding senior debt due and payable.

At January 31, 2007, the Company was in compliance with the covenants of its amended financing arrangements.

Competition

GPS competes with numerous, well capitalized private and public firms in the construction and engineering services industry. Competitors include SNC Lavalin, a diversified Canadian construction and engineering firm with over 12,000 employees generating over $5.0 billion in revenues; Emcor Group, Inc., a provider of mechanical and electrical construction and facilities services internationally with over 26,000 employees and over $5.0 billion in revenue; Fluor Corp., an international engineering, procurement, construction and maintenance company with over 22,000 employees and over $14 billion in revenues; and Shaw Group, a diversified firm providing consulting, engineering, construction and facilities management services to an international clientele with over $4.0 billion in annual revenues.

Other large competitors in this industry include Washington Group, Granite Corp., Foster Wheeler and Perini Corp.

SMC operates in the fragmented and competitive telecom and infrastructure services industry. We compete with service providers ranging from small regional companies, which service a single market, to larger firms servicing multiple regions, as well as large national and multi-national contractors. We believe that we compete favorably with the other companies in the telecom and utility infrastructure services industry.

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

Materials

Concurrent with the engineering and construction of biodiesel and ethanol production facilities and power energy systems, we procure materials on behalf of our customers. Although we are not dependent upon any one source for materials that we use to complete the project, we may experience pricing and availability pressures with respect to key components of the project. In the rapidly growing alternative energy industry as well as in the traditional power energy systems industry, materials are becoming increasingly expensive and not always available when needed. We are not currently experiencing difficulties in procuring the necessary materials for our contracted projects. We cannot guarantee that in the future there will not be unscheduled delays in the delivery of ordered materials and equipment.

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

Raw materials used in VLI’s products consist of nutrient powders, excipients, adaptogens, empty capsules and necessary components for packaging and distribution of finished nutritional and whole-food dietary supplements and personal care products.

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

Research and Development Expenditures

Research and development is a key component of VLI’s business development efforts. VLI develops product formulations for its customers. VLI focuses its research and development capabilities particularly on new and emerging raw materials and products. Research and development expenses relate primarily to VLI’s proprietary formulations and are expensed as incurred. The Company recorded $153,000 and $90,000 of research and development expenses during the years ended January 31, 2007 and 2006, respectively.

Customers

AI’s largest customers for the fiscal year ended January 31, 2007 included three power industry services customers, ALTRA Nebraska, LLC (ALTRA), Roseville Energy Park (REP) and Green Earth Fuels of Houston, LLC (GEF); two nutraceutical customers, TriVita Corporation (TVC) and Rob Reiss Companies (RRC); and three telecommunication customers, Electronic Data Systems (EDS), Southern Maryland Electric Cooperative (SMECO) and Verizon Communications (VZ). ALTRA, REP, TVC, EDS, GEF, RRC, VZ and SMECO accounted for 29%, 9%, 9%, 7%, 7%, 6%, 6% and 5% of consolidated net sales for the year ended January 31, 2007. TVC, SMECO, RRC, General Dynamics Corp. (GD), CyberWize.com, Inc. (C), Orange Peel Enterprises (OPE) and VZ accounted for 21%, 12%, 12%, 7%, 6%, 6% and 6%, respectively of consolidated net sales for the year ended January 31, 2006.

Backlog

At January 31, 2007, we had a backlog of $171.3 million to perform power industry services, $4.3 million for manufacturing nutraceutical products and $6.5 million to perform telecom infrastructure services in the next year. At January 31, 2006, we had a backlog of $3.7 million for manufacturing nutraceutical products and $6.3 million to perform telecom infrastructure services during fiscal year 2007.

Regulation

Our power industry services and telecom infrastructure services operations are subject to various federal, state and local laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement and security clearance requirements on government projects. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.

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

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that our power industry and telecom infrastructure services and nutraceutical products and employees perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. GPS and SMC each have an experienced full time safety director committed to ensuring a safe work place, compliance with applicable contracts, insurance and local and environmental laws.

Contracts in the power industry and telecom infrastructure services industry which we serve may require performance bonds or other means of financial assurance to secure contractual performance. If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers. We have a $10.0 million irrevocable letter of credit in place as collateral to support $200.0 million of backlog for bonding purposes. See further discussion in Note 9 of the accompanying financial statements.

Employees

At January 31, 2007, we had approximately 525 employees, all of whom were full-time. Of these employees, approximately 190 are represented by various labor unions in the state of California. We believe that our employee relations are good.

Materials Filed with the Securities and Exchange Commission

The public may read any materials that we file with the Securities and Exchange Commission (SEC) at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We maintain a website on the Internet at www.arganinc.com. Information on our website is not incorporated by reference into this report.

Copies of the Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission are available without charge upon written request to:

Corporate Secretary
Argan, Inc.
Suite 401
One Church Street
Rockville, Maryland 20850
(301) 315-0027

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

In April 2003, Rainer H. Bosselmann became Chairman and Chief Executive Officer, H. Haywood Miller, III became Executive Vice President and Arthur F. Trudel became our Senior Vice President and Chief Financial Officer. Upon consummation of the private placement in April 2003, four of our directors resigned and were replaced by Mr. Bosselmann and three new directors designated by Mr. Bosselmann (DeSoto S. Jordan, James W. Quinn and Daniel A. Levinson). In addition, in June 2003, Peter L. Winslow was elected by the Board of Directors to fill a vacancy, and in October, 2003, W.G. Champion Mitchell was elected to our Board of Directors at our 2003 Annual Meeting. On April 7, 2006, Mr. Miller resigned his position with us. Although Messrs. Bosselmann, Trudel, Jordan, Quinn, Levinson, Winslow and Mitchell have experience as executive officers and directors of other public companies, they have limited experience in managing our business and, as a result, may be unsuccessful in doing so.

Purchasers of our common stock will be unable to evaluate future acquisitions and/or investments.

We completed our acquisition of Gemma in December 2006. Prior to our acquisition of Gemma, we acquired Vitarich in August 2004 and SMC in July 2003. Accordingly, purchasers of our common stock may be unable to evaluate the business, prospects, operating results, management or other material factors relating to future acquisitions and/or investments that we make. In addition, there can be no assurance that future acquisitions will occur, or if they occur, will be beneficial to us and our stockholders.

We may be unsuccessful at integrating companies that we acquire.

We may not be able to successfully integrate companies that we acquire with our other operations without substantial costs, delays or other operational or financial problems. Integrating acquired companies involves a number of special risks which could materially and adversely affect our business, financial condition and results of operations, including:

•	failure of acquired companies to achieve the results we expect;

•	diversion of management's attention from operational matters;

•	difficulties integrating the operations and personnel of acquired companies;

•	inability to retain key personnel of acquired companies;

•	risks associated with unanticipated events or liabilities;

•	the potential disruption of our business; and

•	the difficulty of maintaining uniform standards, controls, procedures and policies.

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

We may not be able to comply with certain of our debt covenants, which as a result, may interfere with our ability to successfully execute our business plan.

We are borrowing funds from a lender. We must be in compliance with certain debt covenants in order to draw on these loans. We are currently in compliance with our debt covenants, but there can be no assurance that we will continue to be in compliance. If we are not in compliance, we will not have adequate liquidity to successfully execute our business plan.

We may be unsuccessful at generating internal growth.

Our ability to generate internal growth will be affected by, among other factors, our success in:

•	expanding the range of services and products we offer to customers to address their evolving needs;

•	attracting new customers;

•	hiring and retaining employees; and

•	reducing operating and overhead expenses.

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

As of January 31, 2007, we had an accumulated deficit of approximately $15.2 million resulting primarily from past losses. We may experience additional losses in the future.

Any general increase in interest rate levels will increase our cost of doing business. Our results of operations, cash flow and financial condition may suffer as a result.

As of January 31, 2007, we have approximately $4.3 million of unhedged variable rate debt. Any general increase in interest rate levels will increase our cost of doing business.

Specific Risks Relating to our Power Industry Services

Failure to successfully operate our power industry services will adversely affect our business.

A majority of our future revenue stems from our backlog for power industry services. We only acquired Gemma in December 2006 and therefore, do not have significant experience in the engineering, procurement and construction of alternative energy and traditional power plants. Our inability to successfully develop, manage and provide our power industry services will adversely affect our business operations and financial condition.

Construction of energy power plants will be subject to risks of delay and cost overruns.

The engineering and construction of energy power plants utilizing alternative sources of energy such as ethanol and bio-diesel, will be subject to the risks of delay or cost overruns resulting from numerous factors, including the following:

•	shortages of equipment, materials or skilled labor;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	engineering problems, including those relating to the commissioning of newly designed equipment;

•	work stoppages;

•	weather interference;

•	cost increases, such as increases in the price of commodities such as corn or soybean or increases in or the availability of land at reasonable prices to grow corn and soybean;

•	price decreases for a barrel of oil;

•	inability to develop or non-acceptance of new technologies to produce alternative fuel sources; and

•	difficulty in obtaining necessary permits or approvals.

If prices for alternative fuel sources are unfavorable, construction of alternative energy power plants may not be economical.

An increase of prices in corn, soybean or other feed stocks used to make ethanol or other alternative fuel sources relative to prices for oil and refined products, or a decrease in prices for oil and refined products, could adversely affect the demand for services relating to alternative energy power plants, and in turn, our operations.

If tax credits are repealed, alternative energy power plants may not be economical.

Current legislation offer tax credits and incentives to those utilizing alternative sources of energy. In the event new legislation is enacted which decreases or cancels such credits or incentives, then in such event, the construction and use of alternative energy sources may not be economically viable. A decrease in the construction of alternative energy power plants will adversely affect our business operations.

Weather can significantly impact our revenues and profitability.

Our ability to perform work is significantly impacted by weather conditions such as precipitation and temperature. Changes in weather conditions can create significant variability in our quarterly revenues and profitability, particularly in the first and fourth quarters of the year. Additionally, delays and other weather impacts may increase a project’s cost and decrease its profitability.

Adverse operating conditions to energy plants could negatively impact our business operations.

The need for our services depends on favorable plant operating conditions. Among operating conditions that impact plant economics are the site location, infrastructure, weather conditions, equipment, legislation and availability of alternative fuel sources at favorable prices. For example, if a plant were located in an area that requires construction or expansion of rail transportation, plant economics could be adversely affected.

Our future success will depend on our ability to attract and retain qualified management and personnel.

Our future success is substantially dependent on the continued services and on the performance of Joel M. Canino and William F. Griffin, Jr., executive officers of Gemma. Messrs. Canino and Griffin have entered into employments agreements which have an eighteen month term. There can be no assurance that either Mr. Canino or Mr. Griffin will renew his employment agreement upon expiration of its term. The loss of the services of either Mr. Canino or Mr. Griffin could materially adversely affect our business. Our ability to achieve our development will also depend on our ability to attract and retain additional qualified and skilled personnel. Recruiting personnel in the energy power industry is competitive. We do not know whether we will be able to attract or retain additional qualified personnel. Our inability to attract and retain qualified personnel, or the departure of key employees, could materially and adversely affect our development and, therefore, our business, prospects, results of operations and financial condition.

We could be subject to claims and liabilities under environmental, health and safety laws and regulations.

Our operations are subject to compliance with United States federal, state and local environmental, health and safety laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances. We continually evaluate whether we must take additional steps to ensure compliance with environmental laws, however, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future.

The enactment of new legislation could hinder the development of plant facilities.

Coal and fossil fuel emissions are said to be factors attributable to global warming. The enactment of new legislation could require planned and existing coal fired plants to modify structures to reduce pollutants, thereby affecting the economics of these plants, as well the services we provide.

We may not have enough insurance to cover all of the risks we face.

In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

We bear risk of cost overruns in the dollar-value of our contracts. We may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

We conduct our business under various types of contractual arrangements. We bear a significant portion of the risk for cost overruns. Under fixed price contracts, contract prices are established in part on cost and scheduling estimates which are based on a number of assumptions, including assumptions about future economic conditions, prices and availability of labor, equipment and materials, and other exigencies. If these estimates prove inaccurate, or circumstances change such as unanticipated technical problems, changes in local laws or labor conditions, weather delays, costs of raw materials or our suppliers’ or subcontractors’ inability to perform, cost overruns may occur and we could experience reduced profits, or in some cases, a loss for that project. From time to time, we may also assume a project’s technical risk, which means that we may have to satisfy certain technical requirements of a project despite the fact that at the time of project award, we may not have previously produced the system or product in question.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to cover our guarantee obligations.

In some instances and in many of our fixed price contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes provide that the project, when completed, will also achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts to the client resulting from any delay or the costs to cause the project to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages. To the extent that these events occur, the total costs of the project would exceed our original estimates and we could experience reduced profits or, in some cases, a loss for that project.

We are vulnerable to the cyclical nature of the markets we serve.

The demand for our services and products is dependent upon the existence of projects with engineering, procurement, construction and management needs. Although downturns can impact our business, our power markets exemplify businesses that are cyclical in nature. The power markets have historically been and will continue to be vulnerable to general downturns and are cyclical in nature. As a result, our past results have varied considerably and may continue to vary depending upon the demand for future projects in these industries.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenues or profits.

Under our accounting procedures, we measure and recognize a large portion of our profits and revenues under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenues and profits ratably over the life of a contract by comparing the amount of the costs incurred to date against the total amount of costs expected to be incurred. The effect of revisions to revenues and estimated costs is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. On a historical basis, we believe that we have made reasonably reliable estimates of the progress towards completion on our long term contracts. However, given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenues and profits.

We continue to expand our business in areas where bonding is required, but bonding capacity is limited.

We continue to expand our business in areas where the underlying contract must be bonded. Because of the overall lack of bonding capacity, we can find it difficult to find sureties who will provide the contract-required bonding.

We are dependent upon third parties to complete many of our contracts.

Much of the work performed under our contracts is actually performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment used for projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially in a lump sum or a fixed-price type contract, we may suffer losses on these contracts. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to source these supplies, equipment or services on a delayed basis or at a higher price than anticipated which could impair contract profitability.

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

Our telecommunications infrastructure services business is seasonal and our operating results may vary significantly from quarter to quarter.

Our quarterly results are affected by seasonal fluctuations in our business. Our quarterly results may also be materially affected by:

•	variations in the margins or products performed during any particular quarter;

•	regional or general economic conditions;

•	the budgetary spending patterns of customers, including government agencies;

•	the timing and volume of work under new agreements;

•	the timing of our significant promotional activities;

•	costs that we incur to support growth internally or through acquisitions or otherwise;

•	losses experienced in our operations not otherwise covered by insurance;

•	the change in mix of our customers, contracts and business;

•	the timing of acquisitions;

•	the timing and magnitude of acquisition assimilation costs; and

•	increases in construction and design costs.

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

Any of the following contingencies may have a material adverse effect on our business:

•	our customers cancel a significant number of contracts;

•	we fail to win a significant number of our existing contracts upon re-bid; or

•	we complete the required work under a significant number of non-recurring projects and cannot replace them with similar projects.

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

Sales to our three largest telecom infrastructure services customers, Southern Maryland Electric Cooperative (SMECO), Verizon Communications (VZ) and Electronic Data Systems Corp. (EDS) currently account for most of our telecommunications business. EDS, VZ and SMECO accounted for approximately 7%, 6% and 5% of consolidated net sales during the year ended January 31, 2007. The loss of any of these customers could have a material adverse effect on our business, unless the loss is offset by increases in sales to other customers.

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

Our business depends, in part, upon the public’s perception of our integrity and the safety and quality of our products. Any adverse publicity, whether or not accurate, could negatively affect the public’s perception of us and could result in a significant decline in our operations. Our business and products could be subject to adverse publicity regarding, among other things:

•	the nutritional supplements industry;

•	competitors;

•	the safety and quality of our products and ingredients; and

•	regulatory investigations of our products or competitors’ products.

Our inability to respond to changing consumers’ demands and preferences could adversely affect our business.

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

Our violation of government regulations or our inability to obtain necessary government approvals for our products could harm our business.

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

Sales to our largest nutritional supplement customers, TriVita Corporation (TVC) and Rob Reiss Companies (RRC), currently account for most of our nutritional supplement business. TVC and RRC accounted for approximately 9% and 6% of consolidated net sales, respectively, during the year ended January 31, 2007. The loss of any of these customers could have a material adverse effect on our business, unless the loss is offset by increases to other customers.

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

Since August 4, 2003, our common stock has been listed on the Boston Stock Exchange under the symbol "AGX." Our common stock is traded on the National Association of Securities Dealers, Inc., Electronic Bulletin Board System under the symbol AGAX. Our common stock is thinly and sporadically traded and no assurances can be given that a larger market will ever develop, or if developed, that it will be maintained.

Our acquisition strategy may result in dilution to our stockholders.

Our business strategy calls for strategic acquisition of other businesses. In connection with our acquisition of Gemma and Vitarich, among other consideration, we issued approximately 3,666,667 and 1,785,000, respectively, shares of our common stock. In addition, we issued 2,853,335 shares of our common stock in our December 2006 private placement. We used the proceeds from the December 2006 private placement to fund the cash portion of the acquisition cost of Gemma. We anticipate that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings.

Availability of significant amounts of our common stock for sale could adversely affect its market price.

As of January 31, 2007, there were 11,094,012 shares of our common stock outstanding. On February 16, 2007, we filed a Form S-3 registration statement for resale of 3,666,667 shares of our common stock issued in connection with the acquisition of GPS. We filed another Form S-3 registration statement on February 20, 2007 for the resale of 2,653,335 shares of our common stock acquired in our December 2006 private placement. In June 2006, we registered 1,751,192 shares of our common stock on Form S-3 for resale by the selling shareholders named therein relating to shares issued in connection with our private placement in May 2006 and our acquisition of Vitarich. In February 2005, we registered 954,032 shares of our common stock on Form S-3 for resale by the selling shareholders named therein consisting of shares issued in connection with (i) the private sale of our common stock and (ii) our acquisition of Vitarich. If our stockholders sell substantial amounts of our common stock in the public market, including shares registered under any registration statement on Form S-3, the market price of our common stock could fall.

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

Our officers, directors and certain key employees have substantial control over Argan.

As of January 31, 2007, our executive officers and directors as a group own approximately 25% of our voting shares (giving effect to an aggregate of 360,000 shares of common stock that may be purchased upon exercise of warrants and stock options held by our executive officers and directors and 790,000 shares beneficially held in the name of MSR Advisors, Inc. and affiliates for which one of our directors is President) and therefore, may have the power to influence corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may influence the election of directors and other actions requiring stockholder approval.

In addition, as of January 31, 2007, Joel M. Canino and William F. Griffin, Jr., executive officers of Gemma, each own approximately 15% of our outstanding voting shares, excluding common stock equivalents. Therefore, Messrs Canino and Griffin, individually, may have the power to influence corporate actions.

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

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. These statements relate to future events or our future financial performance, including statements relating to our products, customers, suppliers, business prospects, financings, investments and effects of acquisitions. In some cases, forward looking statements can be identified by terminology such as “may,” “will,” “should,” “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “potential,” or “continue,” the negative of these terms or other comparable terminology. These statements involve a number of risks and uncertainties, including preliminary information; the effects of future acquisitions and/or investments; competitive factors; business and economic conditions generally; changes in government regulations and policies; our dependence upon third-party suppliers; continued acceptance of our products in the marketplace; technological changes; and other risks and uncertainties that could cause actual events or results to differ materially from any forward-looking statement.

ITEM 2. DESCRIPTION OF PROPERTY

Our corporate headquarters which is under a lease expiring June 30, 2009, is located in Rockville, Maryland. GPS’s headquarters are located in Glastonbury, CT in a facility leased under a lease expiring October 31, 2007 for 8,304 square feet of office space. VLI’s headquarters are located in Naples, Florida in four facilities with one under a monthly lease, another with a lease that will expire on July 31, 2008 and two others with leases that will expire on February 28, 2011. One facility is leased from the former owner of VLI. VLI’s four buildings contain warehouse facilities with an aggregate of 26,000 square feet, office space with 8,000 square feet, as well as manufacturing space with 10,000 square feet and laboratory space with 1,000 square feet. SMC’s headquarters are located in Tracy’s Landing, Maryland under a lease expiring January 1, 2008 and extensions available through January 1, 2020. The facility includes approximately four acres of land, a 2,400 square foot maintenance facility and 3,900 square feet of office space.

The principal operations of GPS and SMC are conducted at local construction offices and equipment yards. These facilities are temporary in nature with most of the services performed on customer premises or job sites. Total costs relating to trailer or office rentals for the year ended January 31, 2007, were approximately $57,000 and is included in cost of sales.

ITEM 3.  LEGAL PROCEEDINGS

On March 22, 2005, WFC filed a civil action against the Company, and its executive officers. The suit was filed in the Superior Court of the State of California for the County of Los Angeles. WFC purchased the capital stock of the Company's wholly owned subsidiary, Puroflow Incorporated, pursuant to the terms of the Stock Purchase Agreement dated October 31, 2003. WFC alleged that the Company and its executive officers breached the Stock Purchase Agreement between WFC and the Company and engaged in misrepresentations and negligent conduct with respect to the Stock Purchase Agreement. WFC sought declaratory relief, compensatory and punitive damages in an amount to be proven at trial as well as the recovery of attorney's fees. This action was removed to the United States District Court for the Central District of California.

This case was scheduled for trial on April 10, 2007. On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC has filed a notice of appeal and the Company will vigorously contest WFC’s claim.

Although the Company has reviewed WFC’s claim and believes that substantially all of the claims are without merit, at January 31, 2007, the Company has recorded an accrual of approximately $286,000 for subsequent legal services and estimated legal fees related to potential ongoing legal costs of the WFC claim that it considers to be probable and that can be reasonably estimated. It is possible however, that the ultimate resolution of WFC’s claim could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the other current claims and proceedings will have a material effect on the Company’s consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company did not submit any matters to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY

Our common stock is listed on the Boston Stock Exchange under the symbol AGX and traded over the counter under the symbol AGAX.OB.

The following table sets forth the high and low bid quotations for our common stock for the periods indicated. These quotations represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions. Although we have been listed and registered on the Boston Stock Exchange since August 4, 2003, there have been no sales of the Company’s securities on the Boston Stock Exchange during the below periods.

	High Bid	Low Bid
Fiscal year Ended January 31, 2007
1st Quarter	$2.35	$1.90
2nd Quarter	2.70	1.80
3rd Quarter	6.40	2.00
4th Quarter	7.00	2.95

Fiscal year Ended January 31, 2006
1st Quarter	$6.12	$5.70
2nd Quarter	6.15	5.05
3rd Quarter	5.05	1.01
4th Quarter	2.65	1.90

As of April 5, 2007 the Company had approximately 300 stockholders of record.

To date, Argan has not declared or paid cash dividends to its stockholders. Argan has no plans to declare and pay cash dividends in the near future. Argan plans to use its working capital on growing its operating segments.

Equity Compensation Plan Information

The Company has authorized the following equity securities for issuance under equity compensation plans at January 31, 2007

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options,warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column)[a]
	[a]		[b]	[c]
Equity compensation plans approved by security holders	474,000	(1)	$5.93	—

Equity compensation plans not approved by security holders	—		—	—

Total	474,000		$5.93	—

(1)
Represents approximately 244,000 shares issuable upon exercise of options granted under the 2001 Stock Option Plan as of January 31, 2007 and 230,000 shares issuable upon exercise of warrants, as discussed further in the Note 11 of the accompanying financial statements.

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

On December 8, 2006 (Closing Date), pursuant to Agreements and Plans of Merger the Company acquired GPS, which provides a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the power energy market for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. The results of operations for GPS have been included in the Company’s consolidated financial statements since the Closing Date.

The acquisition purchase price was $31.1 million, consisting of $10.9 million in cash and $20.2 million from the issuance of 3,666,667 shares of AI common stock, with a fair market value at the closing date, of $5.50 per share (The Company used a $3.75 per share value in negotiating the purchase price with the former owners of GPS). The purchase price was funded by a new $8.0 million secured 4-year term loan which carries an interest rate of LIBOR plus 3.25% (as discussed below). In addition, the Company raised $10.7 million through the private offering of 2,853,335 shares of AI common stock at a purchase price of $3.75 per share (as discussed below). Pursuant to the acquisition agreement $12.0 million was deposited into an escrow account. Of this amount, $10.0 million secures a letter of credit to support the issuance of bonding (as discussed below) and the remaining amount for the payment of up to $2.0 million of additional purchase price payable if, for the twelve months ended December 31, 2007, the earnings of GPS before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for AI’s corporate overhead charge, is more than $12.0 million.

RESULTS OF OPERATIONS

The following summarizes the results of our operations for the twelve months ended January 31, 2007 compared to the twelve months ended January 31, 2006.

	Year Ended January 31,
	2007	2006
Net sales
Power industry services	$33,698,000	$—
Nutraceutical products	20,842,000	17,702,000
Telecom infrastructure services	14,327,000	10,750,000
Net sales	68,867,000	28,452,000
Cost of sales
Power industry services	30,589,000	—
Nutraceutical products	16,549,000	13,842,000
Telecom infrastructure services	11,479,000	8,543,000
Gross profit	10,250,000	6,067,000
Selling and general and administrative expenses	9,863,000	7,469,000
Impairment loss	—	6,497,000
Income (loss) from operations	387,000	(7,899,000)
Interest expense	760,000	606,000
Other (income) expense, net	(349,000)	1,925,000
Loss before income taxes	(24,000)	(10,430,000)
Income tax (expense) benefit	(89,000)	922,000
Net loss	$(113,000)	$(9,508,000)
Basic and diluted loss per share	$(0.02)	$(2.76)
Weighted average shares outstanding - basic and diluted	5,338,000	3,439,000

Comparison of the Results of Operations for the Fiscal Year Ended January 31, 2007 to the Results of Operations for the Fiscal Year Ended January 31, 2006.

Net Sales

Net sales of power industry services were $33.7 million for the year ended January 31, 2007, compared to no sales for power industry services in the year ended January 31, 2006. The increase in net sales of power industry services is due to the acquisition of GPS on December 8, 2006. The results of GPS were included from December 8, 2006 (the acquisition date) through January 31, 2007.

Net sales of nutraceutical products were $20.8 million for the year ended January 31, 2007, compared to net sales of nutraceutical products of $17.7 million for the year ended January 31, 2006. The increase in net sales of nutraceutical products of $3.1 million or 18% is due primarily to increased sales to two of our largest customers, Rob Reiss Companies (RRC) and Cyberwize.com, as well as to ten new customers.

Net sales of telecommunications infrastructure services were $14.3 million for the year ended January 31, 2007 compared to $10.8 million for the year ended January 31, 2006. The increase in net sales of telecommunications infrastructure services of $3.5 million or 32%. The increase is due primarily to increased revenues for services to two of its largest customers, EDS and VZ, partially offset by a decline in business with General Dynamics (GD) whose contract with SMC was completed last year.

Cost of Sales

For the year ended January 31, 2007, cost of sales for power industry services were $30.6 million or 91% of net sales for power industry services compared to no cost of sales related to power industry services for the year ended January 31, 2006. The increase is due to the acquisition of GPS on December 8, 2006. The gross profit margin is consistent with past performance for GPS.

For the year ended January 31, 2007, cost of sales for nutraceutical products were $16.5 million or 79% of net sales for nutraceutical products compared to $13.8 million or 78% of net sales for nutraceutical products for the year ended January 31, 2006. VLI experienced a slightly higher percentage of cost of sales in fiscal year 2007 due to increased labor and overhead costs, as well as, increased costs of outsourcing of the manufacture of new and existing products.

For the year ended, January 31, 2007, cost of sales for telecommunications infrastructure services was $11.5 million or 80% of net sales of telecommunications infrastructure services compared to $8.5 million or 79% of net sales for telecommunications infrastructure services for the year ended January 31, 2006. SMC experienced a slight decrease in percentage of cost of sales due to lower margin on certain outside plant projects.

Selling, General and Administrative Expenses

For the year ended January 31, 2007, selling, general and administrative expenses were $9.9 million or 14% of consolidated net sales compared to $7.5 million or 26% of consolidated net sales for the year January 31, 2006. An increase of $2.4 million in expenses was due primarily to the acquisition of GPS which was acquired on December 8, 2006 and had approximately $1.3 million in selling, general and administrative expenses for the 7 weeks ending January 31, 2007. In addition, the Company also experienced increased selling costs at VLI in connection with efforts to attract new customers and expand sales to existing customers and an increase in corporate expenses due to an increase in professional service fees related to the WFC litigation, as discussed in Item 3 above.

Impairment of Goodwill and Intangibles

During the year ended January 31, 2006, as a result of our annual impairment analysis, we determined that the goodwill of VLI was impaired. VLI experienced revenue levels well below expectations due to weaker than anticipated sales of products utilizing its adaptogen inventory raw material. In addition, VLI had gross margins which were lower than VLI’s historical experience. The decline was due to VLI’s slow reaction to passing along price increases for increased costs of non-nutritional components of its products caused by the spike in oil prices. VLI also experienced increased costs due to outsourcing of the manufacture of certain products at levels greater than anticipated. Also contributing to lower margins was the impact of the costs associated with VLI’s certification as a good manufacturing practices facility. The recent under-performance of VLI’s financial results reduced the estimate of future cash flows which were discounted based on a rate that reflects the perceived risk of our investment in VLI to determine its fair value. During the twelve months ended January 31, 2006 we recorded a goodwill impairment charge of $5.8 million. We have reviewed the current year impairment analysis and determined that there is no impairment for the year ended January 31, 2007.

During the year ended January 31, 2006, we determined that VLI’s Proprietary Formulas (“PF”) intangible was impaired. VLI’s revenues were below levels anticipated at the time VLI was acquired. PF’s generated less revenue than originally projected at the time of acquisition. PF’s, as a result, were determined to be impaired because the carrying amount was not fully recoverable through anticipated future gross cash flows. Accordingly, the Company determined the fair value of the PF’s and compared it to its carrying amount. The Company recorded an impairment loss of $687,000, as this is the amount by which the PF’s carrying amount exceeded its fair value.

Interest Expense

We had an increase in interest expense to $760,000 for the year ended January 31, 2007 from $606,000 for the year ended January 31, 2006 due primarily to the $8.0 million term loan used in December 2006 for the purchase of GPS. See Item 1 above for a full discussion of the amended bank financing arrangements.

Other Expense, Net

We had other income of $349,000 for the year ended January 31, 2007 compared to other expense of $1.9 million for the year ended January 31, 2006. We had other income of $287,000 from GPS which was acquired on December 8, 2006 due to interest and investment income from cash and cash equivalents and investments held for sale. The significant amount of other expense is due to the fair value loss for the liability for derivative financial instruments of $1.9 million which was realized during the year ended January 31, 2006.

Income Tax Benefit

AI’s consolidated effective income tax rate was 36% for the twelve months ended January 31, 2007 compared to a 9% income tax benefit rate for the twelve months ended January 31, 2006. During the year ended January 31, 2007, the Company recorded amortization of issuance cost for subordinated debt of $257,000 which is treated as a permanent difference for income tax reporting purposes which reduced our effective tax benefit rate from 38% to 36%. During the year ended January 31, 2006, the Company recorded the impairment loss of $5.8 million with respect to VLI’s goodwill and the $1.9 million fair market value loss for the liability for derivative financial instruments as other expense both of which are treated as permanent differences for income tax reporting purposes. These permanent differences reduced our effective income tax benefit rate from 38% to 9% for the year ended January 31, 2006.

Comparison of the Unaudited Pro Forma Results of Operations for the Fiscal Year Ended January 31, 2007 to the Unaudited Pro Forma Results of Operations for the Fiscal Year Ended January 31, 2006

The following summarizes the pro forma results of our operations for twelve months ended January 31, 2007 compared to unaudited pro forma results of operations for the twelve months ended January 31, 2006 as if the acquisition of GPS, the new bank financing of $8.0 million and the private offering of 2,853,335 shares, was completed on February 1, 2005.

The unaudited pro forma statement of operations does not purport to be indicative of the results that would have actually been obtained if the acquisition of GPS occurred on February 1, 2005 or that may be obtained in the future. GPS previously reported its results of operations using a calendar year-end. No material events occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma statements of operations.

	Year Ended January 31
	2007	2006
	unaudited	unaudited
Net sales	(Pro forma)	(Pro forma)
Power industry services	$134,410,000	$48,622,000
Nutraceutical products	20,842,000	17,702,000
Telecom infrastructure services	14,327,000	10,750,000
Net sales	169,579,000	77,074,000
Cost of sales
General Power Services	124,005,000	42,744,000
Nutraceutical products	16,549,000	13,842,000
Telecom infrastructure services	11,479,000	8,543,000
Gross profit	17,546,000	11,945,000
Selling and general and administrative expenses	13,042,000	9,901,000
Impairment loss	—	6,497,000
Income (loss) from operations	$4,504,000	($4,453,000)

Net Sales

Pro forma net sales of power industry services were $134.4 million for the year ended January 31, 2007, compared to $48.6 million in pro forma net sales of power industry services in the year ended January 31, 2006. The increase in pro forma net sales of power industry services is primarily due to increased sales from a new project started during the year ended January 31, 2007 in Carleton, Nebraska for an ethanol facility and the additional work done in Roseville, CA an electric generation facility for a local municipality.

Net sales of nutraceutical products were $20.8 million for the year ended January 31, 2007, compared to net sales of nutraceutical products of $17.7 million for the year ended January 31, 2006. The increase in net sales of nutraceutical products of $3.1 million or 18% is due primarily to increased sales to two of our largest customers, Rob Reiss Companies (RRC) and Cyberwize.com as well as to ten new customers.

Net sales of telecommunications infrastructure services were $14.3 million for the year ended January 31, 2007 compared to $10.8 million for the year ended January 31, 2006. The increase in net sales of Telecommunications infrastructure services of $3.5 million or 32%. The increase is due primarily to increased revenues for services to two of its largest customers, EDS and VZ, partially offset by a decline in business with General Dynamics (GD) whose contract with SMC was completed last year.

Cost of Sales

For the year ended January 31, 2007, pro forma cost of sales for power industry services were $124.0 million or 92% of pro forma net sales for power industry services compared to $42.7 million or 88% pro forma net sales related to power industry services for the year ended January 31, 2006. The increase is due to higher costs associated with the Roseville, California project.

For the year ended January 31, 2007, cost of sales for nutraceutical products were $16.5 million or 79% of net sales for nutraceutical products compared to $13.8 million or 78% of net sales for nutraceutical products for the year ended January 31, 2006. VLI experienced a slightly higher percentage of cost of sales in fiscal year 2007 due to increased labor and overhead costs.

For the year ended, January 31, 2007, cost of sales for telecommunications infrastructure services was $11.5 million or 80% of net sales of telecommunications infrastructure services compared to $8.5 million or 79% of net sales for telecommunications infrastructure services for the year ended January 31, 2006. SMC experienced a slight deterioration in percentage of cost of sales due to lower margin on certain outside plant projects.

Selling, General and Administrative Expenses

For the year ended January 31, 2007, pro forma selling general and administrative expenses were $13.0 million or 8% of consolidated pro forma net sales compared to $9.9 million or 13% of consolidated pro forma net sales for the year January 31, 2006. The increase of $3.1 million in expenses was due primarily to amortization of purchase intangibles related to GPS, increased selling costs at VLI and an increase in corporate expenses due to an increase in professional services related to the WFC litigation, as discussed further in the Note 15 of the accompanying financial statements.

Impairment of Goodwill and Intangibles (See discussion above regarding impairment losses recorded during the year ended January 31, 2006.)

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

We had working capital of $12.2 million at January 31, 2007 compared to working capital of $1.5 million at January 31, 2006. This increase is due primarily to the acquisition of GPS on December 8, 2006. Cash and cash equivalents as of January 31, 2007 were $25.4 million compared to $5,000 as of January 31, 2006. We also have an available balance of $4.3 million under our financing arrangements with the Bank.

Cash Flows

Net cash used in operations for the year ended January 31, 2007, was $13.3 million compared with $2.3 million of cash provided by operations for the year ended January 31, 2006 due primarily to GPS which has significant receivables related to their projects. The GPS receivables are from five large ongoing projects and the amounts due are current. Management does not believe there are any collection risks related to these receivables. In addition, SMC contributed to cash flows from operations, for the year ended January 31, 2007, SMC had income from operations of $1.2 million compared to income from operations of $658,000 for the year ended January 31, 2006. Revenues from EDS increased by $3.9 million due to a new contract directly with EDS and by $2.1 million from VZ due to SMC participating in VZ’s roll out of fiber to the home - FIOS.

The Company’s non-cash expenses increased during the year ended January 31, 2007 due primarily to the acquisition of GPS in December 2006. GPS is included in the Company’s results for seven weeks for the year ended January 31, 2007. Depreciation and amortization increased by $276,000 to $1,108,000 for the year ended January 31, 2007 from $832,000 for the same period one year ago. Amortization of purchased intangibles increased to $2.3 million for the year ended January 31, 2007 from $1.6 million for the year ended January 31, 2006. Non-cash stock option compensation expense increased by $237,000 due to the implementation of FAS 123R as of February 1, 2006.

During the year ended January 31, 2006, the Company recorded an impairment loss of $6.5 million with respect to its annual valuation of VLI’s goodwill and PF’s. (See preceding discussion in Results of Operations.)

During the year ended January 31, 2007, accounts receivable, net and estimated earnings in excess of billings used cash of $10.1 million and $10.2 million, respectively, primarily due to GPS ramping up construction projects. The majority of the accounts receivable and estimated earnings in excess of billings are due to the large power industry services contract ongoing in Carleton, Nebraska.

During the year ended January 31, 2007, net cash provided by investing activities was $22.0 million compared to net cash used in investing activities of $1.8 million for the year ended January 31, 2006. The significant increase is the result of $24.5 million in net cash and cash equivalents acquired in the purchase of GPS. This increase was offset, in part, by $2.0 million deposited into an escrow account for a contingent consideration related to the GPS purchase and by $935,000 for the purchase of various trucks and equipment for SMC and VLI. In comparison, the Company spent $1.2 million for property and equipment to upgrade VLI’s manufacturing efficiency and other payments of $426,000 with respect to the acquisition of VLI during the year ended January 31, 2006.

For the year ended January 31, 2007, net cash provided by financing activities was $16.7 million compared to $658,000 used in financing activities for the year ended January 31, 2006. The change in net cash used during the year ended January 31, 2006 to net cash provided during the year ended January 31, 2007, is due to net proceeds received from the sale of 3.6 million shares of common stock and new financing arrangements with the Bank of $9.5 million. These proceeds were partially offset by the payments made on the revolving line of credit as well as final payments on the subordinated debt made to the former owner of VLI . See Item 1 above for a full discussion of the new Bank financing arrangements.

The new amended financing arrangements provide for the measurement at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period) of certain financial covenants including requiring that the ratio of total funded debt to EBITDA (see below) not to exceed 2.25 to 1 for the year ended January 31, 2007 and not to exceed 2 to 1 for future quarters, requiring a fixed charge coverage ratio of not less than 1.25 to 1, and requiring the ratio of senior funded debt to EBITDA not to exceed 1.75 to 1 for the year ended January 31, 2007 and not to exceed 1.50 to 1 for future quarters. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements.

The amended financing arrangement contains a subjective acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if certain material adverse changes occur. The Company believes that it will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the subjective acceleration clause referred to above, the Company would seek to modify its financing arrangement, but there can be no assurance that the Bank would not exercise their rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable.

At January 31, 2007, the Company was in compliance with the covenants of its amended financing arrangements.

Management believes that cash on hand, cash generated from the Company’s future operations combined with capital resources available under its renewed line of credit is adequate to meet the Company’s future operating cash needs. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

Earnings Before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

We present Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to provide investors with a supplemental measure of our operating performance. The following table shows the calculation of EBITDA:

	Years ended January 31,
	2007	2006
Net loss	$(113,000)	$(9,508,000)
Interest expense and amortization of Subordinated debt issuance costs	760,000	606,000
Taxes	89,000	(922,000)
Depreciation and amortization	1,108,000	832,000
Amortization of intangible assets	2,328,000	1,603,000
EBITDA	$4,398,000	$(7,389,000)

Contractual Obligations and Commitments

Our current contractual obligations include long-term debt and operating leases for our office, warehouse and manufacturing facilities. See Notes 7, 9 and 14 of our consolidated financial statements for a discussion of our contractual obligations.

Principal maturities of long-term debt and future minimum lease payments at January 31, 2007 are as follows:

	Payment Due by Period				More than
Contractual Obligations	Total	One Year	1-3 Years	4-5 Years	5 Years
Long-term debt	$9,125,000	$2,500,000	$4,792,000	$1,833,000	$
Operating Leases	176,000	86,000	90,000	—	—
Total	$9,301,000	$2,586,000	$4,882,000	$1,833,000	$—

Off-Balance Sheet Arrangements

As of January 31, 2007, the Company’s “Off-Balance Sheet” arrangements, as that term is described by the Securities and Exchange Commission, included a $10.0 million standby letter of credit to support $200.0 million in bonding. The letter of credit is provided by the Bank and is renewable on an annual basis.

Customers

During the twelve months ended January 31, 2007, we provided a broad range of engineering, procurement and construction services to the power industry, nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with Electronic Data Systems Corp. (“EDS”). Certain of our more significant customer relationships included three power industry service customers, ALTRA Nebraska, LLC (ALTRA), Roseville Energy Park (REP) and Green Earth Fuels of Houston, LLC (GEF); two nutraceutical customers, TriVita Corporation (TVC) and Rob Reiss Companies (RRC); and three telecommunication customers, Electronic Data Systems (EDS), Southern Maryland Electric Cooperative (SMECO) and Verizon Communications (VZ). ALTRA, REP, TVC, EDS, GEF, RRC, VZ and SMECO accounted for 29%, 9%, 9%, 7%, 7%, 6%, 6% and 5% of consolidated net sales for the year ended January 31, 2007. TVC, SMECO, RRC, General Dynamics Corp. (GD), CyberWize.com, Inc. (C), Orange Peel Enterprises (OPE) and VZ accounted for 21%, 12%, 12%, 7%, 6%, 6% and 6%, respectively of consolidated net sales for the year ended January 31, 2006.

SEASONALITY

Seasonality - The Company’s power industry and telecom infrastructure services operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities as well as reduced daylight hours. The significance of seasonality on GPS is driven by the geographic regions in which GPS contracts are located in a given year.

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

Revenue Recognition

Gemma Power Systems

GPS recognizes revenue pursuant to Statement of Position (SOP) No.81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized under various construction agreements, including agreements under which revenue is based on a fixed price basis and cost-plus-fee. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Revenues from fixed price construction agreements, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Unapproved change orders, if any exist are accounted for in revenue and cost when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of contract price.

Southern Maryland Cable, Inc.

The Company generates revenue under various arrangements, including contracts under which revenue is based on a fixed price basis and on a time and materials basis. Revenues from time and materials contracts are recognized when the related service is provided to the customer. Revenue from fixed price contracts, including a portion of estimated profit, is recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Many of SMC’s contracts consist of multi-deliverables. Because the projects are fully integrated undertakings, SMC cannot separate each component of the services provided. Losses on contracts, if any, are recognized in the period in which they become known.

Vitarich Laboratories, Inc.

Customer sales are recognized at the time products are shipped and title passes pursuant to the terms of the agreement with the customers, the amount due from the customer is fixed and collectibility is reasonably assured. Sales are recognized on a net basis which reflect reductions for certain product returns and discounts. All shipping and handling fees and related costs are recorded as components of cost of goods sold.

Inventories

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors (i.e. - lot expiration dates, the ability to recertify or test for extended expiration dates, the number of products that can be produced using the available raw materials and the market acceptance or regulatory issues surrounding certain materials), in evaluating net realizable value.

Impairment of Long-Lived Assets, Including Definite Lived Intangible Assets

Long-lived assets, consisting primarily of property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We determine whether any impairment exists by comparing the carrying value of these long-lived assets to the undiscounted future cash flows expected to result from the use of these assets. In the event we determine that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the discounted present value of expected future cash flows, appraisals, or other pricing models as appropriate. During the twelve months ended January 31, 2006, the Company recorded an impairment charge for its proprietary formulas intangible asset. (See Results of Operations for the twelve months ended January 31, 2007 for further discussion.)

Goodwill and Other Indefinite Lived Intangible Assets

In connection with the acquisitions of GPS, SMC and VLI, the Company has substantial goodwill and intangible assets including contractual customer relationships, proprietary formulas, non-compete agreements and trade names. In accordance with FAS 142 “Goodwill and Other Intangible Assets,” the Company reviews for impairment, at least annually, goodwill and intangible assets deemed to have an indefinite life.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally a Company’s operating segment, is determined using various valuation techniques, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. Developing assumptions for the Company’s entrepreneurial business requires significant judgment and to a great extent relies on the Company’s ability to successfully determine trends with respect to customers, industry and regulatory environment. The assumptions, including assumptions about future flows and growth rates, are based on the Company’s budget and business plans as well as industry trends with respect to customers and other manufacturers’ and distributors’ sales and margins. The Company reviews trends for publicly traded companies which either compete with the Company to provide services or the types of products the Company produces or are users of the types of services and products provided by the Company. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. Discount rate assumptions are based on the Company’s subjective assessment of the risk inherent in the respective reporting units. Risks which the Company faces in its business include the public’s perception of our integrity and the safety and quality of our products and services. In addition, in the industries that we operate we are subject to rapidly changing consumer demands and preferences. The Company also operates in competitive industries. We are not assured that customers or potential customers will regard our products and services as sufficiently distinguishable from our competitors’ product and service offerings. If after taking into consideration industry and Company trends, the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company tests for impairment of Goodwill and other intangible assets more frequently if events or changes in circumstances indicate that the asset might be impaired.

In accordance with its annual valuation of goodwill, the Company recorded an impairment loss with respect to VLI’s goodwill and its proprietary formulas for the twelve months ended January 31, 2006. (See further discussion of our results of operations for the twelve months ended January 31, 2007.)

Contractual Customer Relationships

Gemma Power Systems - The fair value of the Contractual Customer Relationships at GPS (GCCR’s) was determined at the time of the acquisition of GPS by discounting cash flows expected from GPS’s contracts in place as of the acquisition date for the construction of electric power, ethanol and biodiesel facilities, renovation of existing facilities and consulting work as well as in some cases anticipated projects with a recurring customer. Expected cash flows were based on current and anticipated results of identified projects. The degree of difficulty inherent for the timely completion in accordance with contractual performance standards of construction projects affected the discount rate used to discount expected cash flows as well as the Company’s estimated weighted average cost of capital and GPS’ asset mix. We are amortizing the GCCR’s over the estimated duration of the respective contracts which at the time of acquisition ranged from eight to eighteen months.

Southern Maryland Cable, Inc. - The fair value of the Contractual Customer Relationships (CCR’s) was determined at the time of the acquisition of SMC by discounting the cash flows expected from SMC’s continued relationships with three customers - General Dynamics Corp. (GD), Verizon Communications (VZ) and Southern Maryland Electric Cooperative (SMECO). Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions. In some cases, the estimates of future cash flows reflect periods beyond those of the current contracts in place. SMC has performed work for VZ and SMECO for approximately twenty years and ten years respectively. The long-term relationship with VZ and SMECO affected the discount rate used to discount expected cash flows as well as the Company’s estimated weighted average cost of capital and SMC’s asset mix. We are amortizing the CCR’s over a seven year weighted average life given the long standing relationships SMC has with VZ and SMECO.

Vitarich Laboratories, Inc. - The fair value of the Contractual Customer Relationships at VLI (VCCR’s) was determined at the time of the acquisition of VLI by identifying long established customer relationships in which VLI has a pattern of recurring purchase and sales orders. The Company estimated expected cash flows attributable to these existing customer relationships factoring in market place assumptions regarding future contract renewals, customer attrition rates and forecasted expenses to maintain the installed customer base. These cash flows were then discounted based on a rate that reflects the perceived risk of the VCCR’s, the Company’s estimated weighted average cost of capital and VLI’s asset mix. VLI has had a relationship of five years or more with most if its currently significant customers. We are amortizing VCCR’s over a five year life based on our expectations of continued cash flows from these relationships and our history of maintaining relationships.

Trade Name

The Company determined the fair value of the GPS and SMC Trade Names using a relief-from-royalty methodology. We estimated that the useful life of the GPS Trade Name was a fifteen year period in which the Trade Name would contribute to future cash flows. The Company also considered recognition by potential customers of a trade name such as GPS. We determined that the useful life of the trade name was indefinite since it is expected to contribute directly to future cash flows in perpetuity. The Company has also considered the effects of demand and competition including its customer base. While SMC is not a nationally recognized trade name, it is a regionally recognized name in the Mid-Atlantic region, SMC’s primary region of operations. We are using the relief-from-royalty method described above to test the Trade Name for impairment annually on November 1 and on an interim basis if events or changes in circumstances between annual tests indicate the Trade Name might be impaired.

Proprietary Formulas

The fair value of the PF’s was determined at the time of the acquisition of VLI. Cash flows were developed based on employing a technology contribution approach to determine revenues associated with existing proprietary formulations.

Estimates regarding product life cycle and development costs were utilized in determining cash flow. The expected cash flows were discounted based using a rate that reflects the perceived risk of the PF’s, the Company’s weighted average cost of capital and VLI’s asset mix. We are amortizing the PF’s over a three year life based on the estimated contributory life of the PF’s utilizing historical product life cycles and changes in technology.

During the twelve months ended January 31, 2006, we recognized in our annual valuation of our purchased intangibles that an impairment existed with respect to VLI’s goodwill and proprietary formulas. (See further discussion of our results of operations for the twelve months ended January 31, 2007.)

Non-Compete Agreements

The fair value of the non-compete agreements we have entered into with three individuals were determined at the time of acquisitions by discounting the estimated reduction in the cash flows expected if the key employees, representing former owners were to leave. These key employees signed non-compete agreements prohibiting them from competing directly or indirectly for five years. The estimated reduced cash flows were discounted based on a rate that reflects the perceived risk of the non-compete agreement, the estimated weighted average cost of capital and the acquired Company’s asset mix. We are amortizing the non-compete agreements over five years, the contractual length of the non-compete agreements.

Derivative Financial Instruments

The Company accounts for embedded derivative financial instruments as derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issues Task Force Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The derivative financial instruments are recognized on the consolidated balance sheet as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The determination of fair value for some of the company’s derivative financial instruments is subject to the volatility of the company’s stock price as well as certain underlying assumptions which include the probability of raising additional capital. In fiscal year 2007 the company began using interest rate swaps to hedge the fluctuation in interest rates for long term debt.

Deferred Tax Assets and Liabilities

The Company accounts for income taxes in accordance with FAS 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

ITEM 7.	FINANCIAL STATEMENTS

The following financial statements (including the notes thereto and the Report of the Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-KSB.

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

Consolidated Balance Sheets at January 31, 2007 and 2006.

Consolidated Statements of Operations for each of the two years in the period ended January 31, 2007.

Consolidated Statements of Stockholders' Equity for each of the two years in the period ended January 31, 2007.

Consolidated Statements of Cash Flows for each of the two years in the period ended January 31, 2007.

Notes to Consolidated Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Argan, Inc.

We have audited the accompanying consolidated balance sheet of Argan, Inc. and subsidiaries (the Company) as of January 31, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of their internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argan, Inc. and subsidiaries as of January 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, effective February 1, 2006, the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

/s/ GRANT THORNTON LLP

Baltimore, Maryland
April 23, 2007

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Argan, Inc.

We have audited the accompanying consolidated balance sheet of Argan, Inc. (the Company) as of January 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended January 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Argan, Inc. at January 31, 2006, and the consolidated results of its operations and its cash flows for the year ended January 31, 2006, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, Virginia
May 10, 2006

ARGAN, INC.
Consolidated Balance Sheets

	January 31,	January 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,393,000	$5,000
Accounts receivable, net of allowance for doubtful accounts of $137,000
at 1/31/07 and $50,000 at 1/31/2006	23,030,000	3,351,000
Receivable from affiliated entity	155,000	157,000
Investments available for sale	2,283,000	-
Escrowed cash	15,031,000	300,000
Estimated earnings in excess of billings	12,003,000	675,000
Inventories, net of reserves of $104,000 at 01/31/2007 and $95,000 at 1/31/06	2,387,000	3,410,000
Prepaid expenses and other current assets	643,000	458,000
TOTAL CURRENT ASSETS	80,925,000	8,356,000
Property and equipment, net of accumulated depreciation of
$2,379,000 at 1/31/2007 and $1,418,000 at 1/31/2006	3,250,000	3,324,000
Issuance cost for subordinated debt	-	257,000
Other assets	313,000	46,000
Goodwill	23,981,000	7,505,000
Other intangible assets	12,661,000	4,134,000
TOTAL ASSETS	$121,130,000	$23,622,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$44,248,000	$3,205,000
Due to affiliates	7,000	121,000
Accrued expenses	5,873,000	1,801,000
Billings in excess of cost and earnings	15,705,000	-
Deferred income tax liability	-	49,000
Line of credit	-	1,243,000
Current portion of long-term debt	2,586,000	421,000
TOTAL CURRENT LIABILITIES	68,419,000	6,840,000
Deferred income tax liability	1,471,000	1,618,000
Other liabilities	14,000	10,000
Long-term debt	6,715,000	176,000
Subordinated note due former owner of Vitarich Laboratories, Inc.	-	3,292,000
TOTAL LIABILITIES	76,619,000	11,936,000
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.15 per share;
12,000,000 shares authorized; 11,097,245 and 3,817,243 shares issued at 1/31/2007 and 1/31/2006 and 11,094,012 and 3,814,010
shares outstanding at 1/31/2007 and 1/31/2006	1,664,000	572,000
Warrants outstanding	849,000	849,000
Additional paid-in capital	57,190,000	25,336,000
Accumulated other comprehensive loss	(8,000)	-
Accumulated deficit	(15,151,000)	(15,038,000)
Treasury stock at cost; 3,233 shares at 1/31/2007 and 1/31/2006	(33,000)	(33,000)
TOTAL STOCKHOLDERS' EQUITY	44,511,000	11,686,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$121,130,000	$23,622,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC.
Consolidated Statements of Operations

	Years ended January 31,
	2007	2006
Net sales
Power industry services	$33,698,000	$-
Nutraceutical products	20,842,000	17,702,000
Telecom infrastructure services	14,327,000	10,750,000
Net Sales	68,867,000	28,452,000
Cost of sales
Power industry services	30,589,000	-
Nutraceutical products	16,549,000	13,842,000
Telecom infrastructure services	11,479,000	8,543,000
Gross profit	10,250,000	6,067,000

Selling, general and administrative expenses	9,863,000	7,469,000
Impairment loss	-	6,497,000
Income (loss) from operations	387,000	(7,899,000)

Interest expense and amortization of
subordinated debt issuance costs	760,000	606,000
Other (income) expense, net	(349,000)	1,925,000
Loss from operations before
income taxes	(24,000)	(10,430,000)
Income tax (expense) benefit	(89,000)	922,000
Net loss	$(113,000)	$(9,508,000)

Basic and diluted loss per share	$(0.02)	$(2.76)

Weighted average number of shares outstanding – basic and diluted	5,338,000	3,439,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC.
Consolidated Statements of Stockholders' Equity
For the Years Ended January 31, 2007 and 2006

				Other	Additional
	Common Stock		Warrants	Comprehensive	Paid in	Accumulated	Treasury
	Shares	Par Value	Outstanding	Loss	Capital	Deficit	Stock	Total

Balance as of January 31, 2005	2,758,845	$414,000	$849,000	$-	$19,800,000	$(5,530,000)	$(33,000)	$15,500,000

Issuance of common stock
to MSR	95,321	14,000	-	-	468,000	-		482,000

Issuance of Common stock
to Kevin Thomas	959,844	144,000	-	-	5,068,000	-		5,212,000

Net loss	-	-	-	-	-	(9,508,000)	-	(9,508,000)

Balance as of January 31, 2006	3,814,010	$572,000	$849,000	$-	$25,336,000	$(15,038,000)	$(33,000)	$11,686,000

Net loss	-	-	-	-	-	(113,000)	-	(113,000)

Other comprehensive loss
Net loss on derivative instrument				(2,000)				(2,000)
Net unrealized investment loss				(6,000)				(6,000)
Total comprehensive loss								(121,000)

Issuance of Common Stock in private offerings,
net of offering costs of $58,000	3,613,335	542,000			12,000,000			12,542,000

Issuance of Common Stock
in connection with the GPS combination	3,666,667	550,000			19,617,000			20,167,000

Stock option vesting	-	-	-	-	237,000	-	-	237,000

Balance as of January 31, 2007	11,094,012	$1,664,000	$849,000	$(8,000)	$57,190,000	$(15,151,000)	$(33,000)	$44,511,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC.
Consolidated Statements of Cash Flows

	Years Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(113,000)	$(9,508,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and other amortization	1,108,000	832,000
Amortization of debt issuance costs	257,000	244,000
Amortization of purchase intangibles	2,328,000	1,603,000
Impairment loss on goodwill and intangibles	-	6,497,000
Deferred income taxes	(1,029,000)	(997,000)
Non-cash loss on liabililty for derivative financial instruments	-	1,930,000
Non-cash stock option compensation expense	237,000	-
Loss (gain) on sale of property and equipment	13,000	(25,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,724,000)	(400,000)
Restricted cash for surety bond	(10,039,000)	-
Estimated earnings in excess of billings	(10,210,000)	(352,000)
Inventories, net	1,023,000	319,000
Prepaid expenses and other current assets	(375,000)	135,000
Accounts payable and accrued expenses	13,890,000	2,016,000
Billings in excess of estimated earnings	446,000	-
Due (from) to affiliates	(112,000)	29,000
Other	2,000	(1,000)
Net cash (used in) provided by operating activities	(13,298,000)	2,322,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided in connection with the acquisition of Gemma Power
Systems, Inc. (GPS)	24,895,000	-
Cash escrowed to fund the GPS purchase price contingencies	(2,000,000)	-
Purchase of Vitarich Laboratories, Inc. (VLI), net of cash acquired	-	(426,000)
Purchases of property and equipment	(935,000)	(1,480,000)
Proceeds from sale of property and equipment	15,000	80,000
Net cash provided by (used in) investing activities	21,975,000	(1,826,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	12,542,000	-
Proceeds from line of credit	8,511,000	4,825,000
Proceeds from long-term debt	9,500,000	9,000
Proceeds from short-term debt	-	140,000
Proceeds from escrow	-	304,000
Principal payments on short-term debt	-	(156,000)
Principal payments on line of credit	(9,754,000)	(5,241,000)
Principal payments on long-term debt	(796,000)	(539,000)
Principal payments on subordinated note due former owner of VLI	(3,292,000)	-
Net cash provided by (used in) financing activities	16,711,000	(658,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,388,000	(162,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,000	167,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,393,000	$5,000

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION

Nature of Operations

Argan, Inc. (AI or the Company) conducts its operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and subsidiaries (GPS) which was acquired in December 2006, Vitarich Laboratories, Inc. (VLI) which was acquired in August 2004, and Southern Maryland Cable, Inc. (SMC) which was acquired in July 2003. Through GPS, the Company provides a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the power energy market for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, the Company develops, manufactures and distributes premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers, as well as electric utilities primarily in the Mid-Atlantic region.

AI was organized as a Delaware corporation in May 1961. On October 23, 2003, our shareholders approved a plan providing for the internal restructuring of the Company whereby AI became a holding company and its operating assets and liabilities relating to its Puroflow business were transferred to a newly-formed, wholly owned subsidiary. The subsidiary then changed its name to “Puroflow Incorporated” (PI) and AI changed its name from Puroflow Incorporated to “Argan, Inc.” At the time of the transfer, SMC was the only wholly owned operating subsidiary of AI.

On October 31, 2003, the Company completed the sale of PI to Western Filter Corporation (WFC) for approximately $3.5 million in cash of which $300,000 is currently being held in escrow to indemnify WFC from any damages resulting if a breach of representations and warranties under the Stock Purchase Agreement should occur. (See Note 15)

Management’s Plans, Liquidity and Business Risks

As of January 31, 2007, the Company had an accumulated deficit of $15.2 million. The Company operates in three separate and distinct competitive markets. The successful execution of the Company’s business plan is dependent upon the Company’s ability to integrate acquired companies and their related assets into its operations, its ability to increase and retain its customers, the ability to maintain compliance with significant government regulation, the ability to attract and retain key employees and the Company’s ability to manage its growth and expansion, among other factors.

On December 8, 2006, the Company acquired all of the outstanding membership interests in Gemma Power Systems, LLC (“GPS LLC”) and all of the issued and outstanding shares of capital stock of Gemma Power, Inc., (“GPI”) and Gemma Power Systems California, Inc. (“GPS-California”) (collectively referred to as, “GPS”). GPS which is located in Glastonbury, CT, is engaged in the engineering and construction of biodiesel and ethanol production facilities and traditional power energy systems. GPS also provides consulting, procurement, commissioning, operating and maintenance services to the power energy market. (See Note 3)

On December 11, 2006, Argan amended its financing arrangements with the Bank of America (the “Bank”). The amended financing arrangements include an amended 3-year term loan in the amount of $1.4 million with interest at LIBOR plus 3.25%. The financing arrangements also provide for a new 4-year term loan used in the acquisition of GPS in the amount of $8.0 million with interest at LIBOR plus 3.25% and a revolving loan with a maximum amount of $4.3 million available until May 31, 2008, with interest at LIBOR plus 3.25%. (See Note 9)

At January 31, 2007, the Company has $25.4 in cash and an excess of current assets over current liabilities of $4.3 million. Management believes that capital resources on hand, available under its renewed line of credit and cash generated from the Company’s future operations is adequate to meet the Company’s future operating cash needs. Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The consolidated financial statements include the accounts of AI and its wholly owned subsidiaries. The Company’s fiscal year ends on January 31. The results of companies acquired during the year are included in the consolidated financial statements from the effective date of the acquisition. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue, expenses, and certain financial statement disclosures. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. Estimates are used for but not limited to our accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long lived assets including goodwill and intangible assets, contingent obligations, and deferred taxes. Actual results could differ from these estimates.

Reclassifications - Certain amounts in the prior year financial statements have been reclassified to conform with the presentation in the current year financial statements.

Cash and Cash Equivalents - The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Escrowed Cash - Pursuant to the GPS acquisition agreement, $12.0 million was deposited to an escrow account with a Bank. Of this amount, $10.0 million secures a letter of credit to support the issuance of bonding (Note 9) and the remaining for the payment of up to $2.0 million of additional purchase price if GPS met certain financial objectives (Note 3).

For certain projects, cash is held in escrow as a substitute for retainage. As of January 31, 2007, cash held in escrow for retainage was approximately $2.7 million and will be released to GPS upon completion of the project.

Proceeds from the sale in 2003 of PI to WFC in the amount of $300,000 is being held in escrow to indemnify WFC from any damage which may result from the breach of representations and warranties under the Stock Purchase Agreement.

Accounts Receivable and Estimated Earnings in Excess of Billings - Accounts receivable and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billing to customers under construction-type contracts varies based on individual contracts and often differs from the period of revenue recognition. The amount of estimated earnings in excess of billings at January 31, 2007 and 2006 was $12.0 million and $675,000, respectively, and is expected to be billed and collected in the normal course of business.

Retainage included in accounts receivable in the accompanying balance sheets represents amounts withheld by customers until we finish a defined phase of a project. Retainage amounts included in accounts receivable was $2.3 million at January 31, 2007 and $17,000 at January 31, 2006. The balances billed but not paid by customers pursuant to retainage provisions in construction contracts are due upon completion of the contracts and acceptance by the owner. The length of the contracts vary, but are typically between six months and two years. For certain projects cash is held in escrow as a substitute for retainage held by the project owner. As of January 31, 2007, cash held in escrow for retainage was approximately $2.7 million and will be released to the Company upon completion of the project.

The Company provides for an allowance for doubtful accounts based on historical experience and a review of its receivables. The Company has recorded allowances for doubtful accounts at January 31 2007 and 2006 as follows:

	2007	2006
GPS	$-	$-
SMC	-	5,000
VLI	137,000	45,000
Allowance for doubtful accounts	$137,000	$50,000

VLI does not believe any allowance is necessary for the receivable due from affiliated entity.

Investment available for sale - The Company accounts for its investments in debt and equity securities in accordance with the provisions of Statement of Financial Accounting Standards (“FAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and reports its investments as available for sale securities at their fair value, with any unrealized gains and losses reflected in stockholders’ equity. If we determine that an investment has an other than temporary decline in fair value, generally defined as when our cost basis exceeds the fair value for approximately six months, we recognize the investment loss in non-operating income, net in the accompanying consolidated statements of operations. We periodically evaluate our investments to determine if impairment charges are required.

Inventories - Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors (i.e. - lot expiration dates, the ability to recertify or test for extended expiration dates, the number of products that can be produced using the available raw materials and the market acceptance or regulatory issues surrounding certain materials), in evaluating net realizable value.

Inventories consist of the following at January 31, 2007 and 2006:

	2007	2006

Raw materials	$2,264,000	$3,190,000
Work-in-process	100,000	70,000
Finished goods	127,000	245,000
	2,491,000	3,505,000
Less: Reserves	(104,000)	(95,000)
Inventories, net	$2,387,000	$3,410,000

During 2005 the Company had entered into an agreement with one of its major customers, whereby the customer made advanced payments to the Company for a significant portion of raw materials at cost. The raw material was held at the Company’s premises and then used in the production of a product for the customer. The Company had accounted for this as an inventory financing arrangement and recognized revenue from the sale of the raw material when the finished product was shipped to the customer. This financing arrangement ended as of December 31, 2006. At January 31, 2006, the Company had inventory and customer deposits related to this arrangement of $470,000.

Property and Equipment - Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. Maintenance and repairs (totaling $588,000 and $476,000 for the years ended January 31, 2007 and 2006, respectively,) are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Issuance Cost for Subordinated Debt - Such costs represented fees and expenses related to the subordinated debt previously due to the former owner of VLI and were amortized over the term of the related debt.

Impairment of Long-Lived Assets, including Definite Lived Intangible Assets - Long-lived assets, consisting primarily of property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company determines whether any impairment exists by comparing the carrying value of these long-lived assets to the undiscounted future cash flows expected to result from the use of these assets. In the event the Company determines that an impairment exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate.

Goodwill and Other Indefinite Lived Intangible Assets - In connection with the acquisitions of GPS, VLI and SMC, the Company has substantial goodwill and intangible assets including contractual customer relationships, proprietary formulas, non-compete agreements and trade names. In accordance with FAS 142 “Goodwill and Other Intangible Assets,” the Company reviews for impairment, at least annually, goodwill and intangible assets deemed to have an indefinite life.

Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally a Company’s operating segment, is determined using various valuation techniques, with the principal techniques being a discounted cash flow analysis and market multiple valuation. A discounted cash flow analysis requires making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. Developing assumptions for the Company’s entrepreneurial business requires significant judgment and to a great extent relies on the Company’s ability to successfully determine trends with respect to customers, industry and regulatory environment. The assumptions, including assumptions about future cash flows and growth rates, are based on the Company’s budget and business plans as well as industry trends with respect to customers and other manufacturers’ and distributors’ sales and margins. The Company reviews trends for publicly traded companies which either compete with the Company to provide services or the types of products the Company produces or are users of the types of services and products provided by the Company. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. Discount rate assumptions are based on the Company’s subjective assessment of the risk inherent in the respective reporting units. Risks which the Company faces in its business include the public’s perception of our integrity and the safety and quality of our products and services. In addition, in the industries that we operate we are subject to rapidly changing consumer demands and preferences. The Company also operates in competitive industries. We are not assured that customers or potential customers will regard our products and services as sufficiently distinguishable from our competitors’ product and service offerings. If after taking into consideration industry and Company trends, the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The Company tests for impairment of goodwill and other intangible assets more frequently if events or changes in circumstances indicate that the asset might be impaired.

In accordance with its annual valuation of goodwill, the Company recorded an impairment loss with respect to VLI’s goodwill as of November 1, 2005. (See Note 5)

Contractual Customer Relationships - Gemma Power Systems - The fair value of the Contractual Customer Relationships at GPS (GCCR’s) was determined at the time of the acquisition of GPS by discounting cash flows expected from GPS’s contracts in place as of the acquisition date for the construction of electric power, ethanol and biodiesel production facilities, renovation of existing facilities with a recurring customer. Expected cash flows were based on current and anticipated results of identified projects. The degree of difficulty inherent for the timely completion in accordance with contractual performance standards of construction projects affected the discount rate used to discount expected cash flows as well as the Company’s estimated weighted average cost of capital and GPS’ and asset mix. We are amortizing the GCCR’s over the estimated duration of the respective contracts which at the time of acquisition ranged from eight to eighteen months.

Contractual Customer Relationships -Southern Maryland Cable, Inc. - The fair value of SMC’s Contractual Customer Relationships (CCR’s) was determined at the time of the acquisition of SMC by discounting the cash flows expected from SMC’s continued relationships with three customers - General Dynamics Corp. (GD), Verizon Communications (VZ) and Southern Maryland Electric Cooperative (SMECO). Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions. In some cases, the estimates of future cash flows reflect periods beyond those of the current contracts in place. While SMC’s relationship with GD is relatively recent, SMC has performed work for VZ and SMECO for approximately twenty years and ten years, respectively. The long-term relationship with VZ and SMECO affected the discount rate used to discount expected cash flows as well as the Company’s estimated weighted average cost of capital and SMC’s asset mix. We are amortizing the CCR’s over a seven year weighted average life given the long standing relationships SMC has with VZ and SMECO.

Contractual Customer Relationships - Vitarich Laboratories, Inc. - The fair value of the Contractual Customer Relationships at VLI (VCCR’s) was determined at the time of the acquisition of VLI by identifying long established customer relationships in which VLI has a pattern of recurring purchase and sales orders. The Company estimated expected cash flows attributable to these existing customer relationships factoring in market place assumptions regarding future contract renewals, customer attrition rates and forecasted expenses to maintain the installed customer base. These cash flows were then discounted based on a rate that reflects the perceived risk of the VCCR’s, the Company’s estimated weighted average cost of capital and VLI’s asset mix. VLI has had a relationship of five years or more with most if its currently significant customers. We are amortizing VCCR’s over a five year life based on our expectations of continued cash flows from these relationships and our history of maintaining relationships.

Trade Names - The Company determined the fair value of the GPS and SMC Trade Names using a relief-from-royalty methodology. We believe the useful life of the GPS Trade Name is fifteen years, the period in which the Trade Name is expected to contribute to future cash flows. The Company also considered recognition by potential customers of a trade name such as GPS. We determined that the useful life of the trade name was indefinite since it is expected to contribute directly to future cash flows in perpetuity. The Company has also considered the effects of demand and competition including its customer base. While SMC is not a nationally recognized trade name, it is a regionally recognized name in the Mid-Atlantic region, SMC’s primary region of operations. We are using the relief-from-royalty method described above to test the Trade Name for impairment annually on November 1 and on an interim basis if events or changes in circumstances between annual tests indicate the Trade Name might be impaired.

Proprietary Formulas - The fair value of the Proprietary Formulas (PF’s) was determined at the time of the acquisition of VLI. Cash flows were developed based on employing a technology contribution approach to determine revenues associated with existing proprietary formulations.

Estimates regarding product life cycle and development costs were utilized in determining cash flow. The expected cash flows were discounted based using a rate that reflects the perceived risk of the PF’s, the Company’s weighted average cost of capital and VLI’s asset mix. We are amortizing the PF’s over a three year life based on the estimated contributory life of the PF’s utilizing historical product life cycles and changes in technology. The Company recorded an impairment loss with respect to VLI’s proprietary formulas as of November 1, 2005. (See Note 5)

Non-Compete Agreements - The fair value of the non-compete agreements we have entered into with three individuals were determined at the time of acquisitions by discounting the estimated reduction in the cash flows expected if the key employees, representing former owners were to leave. These key employees signed non-compete agreements prohibiting them from competing directly or indirectly for five years. The estimated reduced cash flows were discounted based on a rate that reflects the perceived risk of the non-compete agreement, the estimated weighted average cost of capital and the acquired Company’s asset mix. We are amortizing the non-compete agreements over five years, the contractual length of the non-compete agreements.

Derivative Financial Instruments - The Company accounts for embedded derivative financial instruments as derivative financial instruments in accordance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities,” and Emerging Issues Task Force Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.” The derivative financial instruments are recognized on the consolidated balance sheet as either assets or liabilities and are measured at fair value. Changes in the fair value of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction, and if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The determination of fair value for some of the company’s derivative financial instruments is subject to the volatility of the company’s stock price as well as certain underlying assumptions which include the probability of raising additional capital. In fiscal year 2007 the company began using interest rate swaps to hedge the fluctuation in interest rates for long term debt.

Revenue Recognition - Gemma Power Systems - GPS recognizes revenue pursuant to Statement of Position (SOP) No.81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized under various construction agreements, including agreements under which revenue is based on a fixed price basis and cost-plus-fee. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Revenues from fixed price construction agreements, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Unapproved change orders, if any exist are accounted for in revenue and cost when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of contract price.

Revenue Recognition - Vitarich Laboratories, Inc. - Customer sales are recognized at the time products are shipped and title passes pursuant to the terms of the agreement with the customers, the amount due from the customer is fixed and collectibility is reasonably assured. Sales are recognized on a net basis which reflect reductions for certain product returns and discounts. All shipping and handling fees and related costs are recorded as components of cost of goods sold.

Revenue Recognition - Southern Maryland Cable, Inc. - The Company generates revenue under various arrangements, including contracts under which revenue is based on a fixed price basis and on a time and materials basis. Revenues from time and materials contracts are recognized when the related service is provided to the customer. Revenue from fixed price contracts, including a portion of estimated profit, is recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Many of SMC’s contracts consist of multi-deliverables. Because the projects are fully integrated undertakings, SMC cannot separate each component of the services provided. Losses on contracts, if any, are recognized in the period in which they become known.

Advertising Costs - The Company accounts for advertising costs in accordance with SOP 93-7 “Reporting on Advertising Costs.” Costs related to specific marketing campaigns are deferred and expensed the first time the advertising takes place. All other advertising and promotion costs are expensed as incurred. At January 31, 2007, the Company had no deferred marketing campaign development costs or prepaid advertising supplies. At January 31, 2006, the Company had $33,000 of deferred marketing campaign development costs and $27,000 in prepaid advertising supplies recorded as prepaid expenses and other current assets in the accompanying balance sheet. During the year ended January 31, 2007 and 2006, the Company recognized advertising and promotion expense of $85,000 and $22,000, respectively.

Research and Development Expenditures - Vitarich Laboratories, Inc. - Research and development is a key component of VLI’s business development efforts. VLI develops product formulations for its customers. VLI focuses its research and development capabilities particularly on new and emerging raw materials and products. Research and development expenses relate primarily to VLI’s proprietary formulations and are expensed as incurred. The Company recorded $153,000 and $90,000 of research and development expenses during the years ended January 31, 2007 and 2006, respectively.

Income Taxes - The Company accounts for income taxes in accordance with FAS 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Fair Value of Financial Instruments - The carrying amount of certain of the Company’s financial instruments, including accounts receivable and accounts payable, approximates fair value due to the relatively short maturity of such instruments. The Company’s variable rate short-term line of credit and variable rate long-term debt approximate fair value because the interest rates are variable.

Earnings Per Share - Income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share represent net income divided by the weighted average number of common shares outstanding inclusive of the effects of dilutive securities. Outstanding stock options and warrants for the purchase of 474,000 and 298,000 shares of common stock were not included in the weighted average number of shares outstanding during the years ended January 31, 2007 and 2006, respectively, due to the Company’s net loss and because the average market price of the Company’s common stock was significantly below the average exercise prices for the stock options and warrants.

Stock-Based Compensation — On February 1, 2006, the Company adopted Statement of FAS 123R (revised 2004), “Share-based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors using a fair based option pricing model, and eliminates the alternative to use the intrinsic value method of accounting for share-based payments. FAS 123R is effective for our fiscal year beginning February 1, 2006. Adoption of the expense provision of FAS 123R had a material impact on our result of operations. We have applied the modified prospective transition method; accordingly, compensation expense is reflected in the financial statements beginning February 1, 2006, with no restatement of prior periods. Compensation expense is recognized for awards that are granted, modified, repurchased or cancelled on or after February 1, 2006, as well as for the portion of awards previously granted that have not vested as of February 1, 2006. Share-based tax-affected compensation expense recognized under FAS 123R for the year ending January 31, 2007 was approximately $146,000. This resulted in a decrease of approximately three cents in both basic and diluted earnings per share for the year ended January 31, 2007. As of January 31, 2007, total unamortized compensation expense related to non-vested share-based compensation was $51,000 and is expected to be recognized in the fiscal year ending January 31, 2008.

Prior to the adoption of FAS 123R, the Company accounted for share-based awards in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations which provided that the compensation expense relative to the Company’s employee stock options be measured based on the intrinsic value of the stock option. Under the intrinsic value method, no share-based compensation expense had been recognized in the Company’s operating results because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant. In accordance with FAS 123, “Accounting for Stock-Based Compensation” and FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” the Company provided pro forma information regarding net earnings and net earnings per share as if compensation costs for the Company’s share-based awards had been determined in accordance with the fair value method.

The following table illustrates the effect on net income and net income per common share if the Company had applied the fair value recognition provisions of FAS 123R to stock-based compensation for the year ending January 31, 2006:

Net loss, as reported	($9,508,000)
Add: Stock-based compensation recorded in the financial statements	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods	(44,000)
Pro forma net loss	($9,552,000)
Basic and diluted loss per share:
Basic and diluted - as reported	($2.76)
Basic and diluted - pro forma	($2.78)

We estimate the weighted average fair value of our options vested using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of assumptions, including the expected stock price volatility. We estimated the fair values of employee stock options granted, including options issued or assumed from acquisitions, at the date of grant using the following weighted-average assumptions:

Risk-free interest rate	3.65%
Expected volatility	56%
Expected life	5 years
Dividend yield	0%

Credit Risk - Financial instruments, which potentially subject the Company to concentration of credit risk, consist principally of trade accounts receivable, cash and investments.

AI’s largest customers for the fiscal year ended January 31, 2007 included three power industry services customers, ALTRA Nebraska, LLC (ALTRA), Roseville Energy Park (REP) and Green Earth Fuels of Houston, LLC (GEF); two nutraceutical customers, TriVita Corporation (TVC) and Rob Reiss Companies (RRC); and three telecommunication customers, Electronic Data Systems (EDS), Southern Maryland Electric Cooperative (SMECO) and Verizon Communications (VZ). ALTRA, REP, TVC, EDS, GEF, RRC, VZ and SMECO accounted for 29%, 9%, 9%, 7%, 7%, 6%, 6% and 5% of consolidated net sales for the year ended January 31, 2007. TVC, SMECO, RRC, General Dynamics Corp. (GD), CyberWize.com, Inc. (C), Orange Peel Enterprises (OPE) and VZ accounted for 21%, 12%, 12%, 7%, 6%, 6% and 6%, respectively of consolidated net sales for the year ended January 31, 2006.

The Company holds cash or short-term financial instruments on deposit in a bank in excess of federally insured limits.

IMPACT OF RECENT ACCOUNTING STANDARDS

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income tax positions. FIN 48 requires that the Company recognize in the consolidated financial statements the impact of a tax position that is more likely than not to be sustained upon examination based on the technical merits of the position. The provisions of FIN 48 will be effective for the Company, as of the beginning of the Company’s fiscal year ending January 31, 2008, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is still evaluating the impact of FIN 48 on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB No. 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. SAB 108 also provides guidance on correcting errors under the dual approach as well as transition guidance for correcting previously immaterial errors that are now considered material. The provisions of SAB 108 must be initially applied to financial statements for the Companies fiscal year ended January 31, 2007. This guidance has not had any material impact on the consolidated financial condition or results of operations.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. The provisions of FAS 157 is effective for financial statements issued for Company’s fiscal year beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect FAS 157 to have a significant impact on the consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies with an option to report selected financial assets and liabilities at fair value. The objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. The provisions of FAS 159 will be effective for the Company, as of the beginning of the Company’s fiscal year ending January 31, 2009. The Company does not expect FAS 159 to have a significant impact on the consolidated financial statements.

NOTE 3 - ACQUISITION

Merger with Gemma Power Systems, LLC and its affiliates

On December 8, 2006 (Closing Date), pursuant to Agreements and Plans of Merger the Company acquired GPS, which provides a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the power energy market for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. The results of operations for GPS have been included in the Company’s consolidated financial statements since the Closing Date.

We paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets acquired for a number of reasons, including the following:

•
GPS has a broad range of experience in engineering and construction of boiler plants, cogeneration facilities, wood fired power plants, wind plants and other alternative fuel powered facilities. GPS has a very experienced and committed management team and exposure to state-of-the-art biofuel and ethanol refining technology in the rapidly growing alternative fuels sources industry. GPS has managed the engineering, procurement and construction of power plants for over 70 facilities.

•	GPS had a backlog of gross revenue in the amount of $181.3 million as of the closing date for work to be performed on signed contracts within the next 18 months.

The acquisition purchase price was $31.1 million, consisting of $10.9 million in cash and $20.2 million from the issuance of 3,666,667 shares of AI common stock, with a fair market value at the closing date, of $5.50 per share (The Company used a $3.75 per share value in negotiating the purchase price with the former owners of GPS). The purchase price was funded by a new $8.0 million secured 4-year term loan which carries an interest rate of LIBOR plus 3.25% (Note 9). In addition, the Company raised $10.7 million through the private offering of 2,853,335 shares of AI common stock at a purchase price of $3.75 per share (Note 7 and 10). Pursuant to the acquisition agreement $12.0 million was deposited to an escrow account, of which the Company deposited $10.0 million to secure a letter of credit to support the issuance of bonding (Note 9) and the remaining $2.0 million due in purchase price if, for the twelve months ended December 31, 2007, the earnings of GPS before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for AI’s corporate overhead charge, is more than $12.0 million.

The Company used the purchase method of accounting in accordance with FAS 141. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, which were determined through a third party appraisal. The excess of the purchase price over those fair values was recorded as goodwill. Goodwill relating to GPS LLC in the amount of $10.3 million will be amortized for tax purposes on a straight line basis over 15 years. The remaining goodwill of $6.2 million is not amortizable for tax purposes. The Customer Relationships, Trade Name and Non-Compete Agreement will be amortized using the straight-line method. The following table summarizes the allocation of the purchase price:

		Weighted
	Estimated	Average
	Fair Value	Useful Life
Cash and cash equivalents	$35,830,000
Cash in escrow	2,692,000
Contract receivable	8,955,000
Investments available for sale	2,293,000
Cost in excess of billings	1,118,000
Other assets	200,000
Intangibles:
Customer relationships	6,678,000	7 - 18 months
Trade name	3,643,000	15 years
Non-compete agreement	534,000	5 years
Goodwill	16,476,000

Total assets acquired	78,419,000
Liabilities	46,484,000
Deferred income taxes	833,000
Total liabilities assumed	47,317,000

Net assets acquired	$31,102,000

The total purchase price for the acquisition was comprised of the following:

Cash payments	$10,735,000
Direct costs of the acquisition	200,000
Issuance of AI common stock	20,167,000
Total purchase price	$31,102,000

Cash payments	$10,735,000
Direct costs of the acquisition	200,000
Unrestricted cash acquired from GPS	(35,830,000)
Net cash/cash equivalents acquired	$24,895,000

The following unaudited pro forma consolidated results of operations assume that the acquisition of GPS, the new Bank financing of $8.0 million and the private offering of 2,853,335 shares, had occurred as of February 1 for each of the fiscal years shown below.

	For the year ended January 31,
	2007	2006
Revenues	$169,579,000	$77,074,000
Net Income (loss)	2,226,000	(7,737,000)
Basic and diluted earnings (loss) per common share	$0.20	$(0.78)

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented, nor does it intend to be a projection of future results.

NOTE 4 - INVESTMENTS AVAILABLE-FOR-SALE

Investments are classified as available-for-sale and are stated at fair value based on market quotes. As of January 31, 2007, investments include municipal bonds with a cost and fair value of approximately $2.3 million. The following table summarizes investments by contractual maturity:

Due in one year or less	$1,331,000
Due after one year through three years	952,000
Due after three years	—
Total	$2,283,000

We expect that the majority of our investments will be sold within one year, regardless of maturity date. We primarily invest in fixed income debt instruments with an active resale market to ensure liquidity and the ability to readily convert these investments into cash to fund current operations or other cash requirements, as needed. Accordingly, we have classified all investments as current assets in the accompanying balance sheet. Unrealized gains and losses have not been significant and are recorded as a component of other comprehensive income.

NOTE 5 - INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the year ended January 31, 2007 and 2006, are as follows:

	SMC	VLI	GPS	Total
Balance as of February 1, 2005	$940,000	$6,410,000	$—	$7,350,000
Additional Consideration and Earn back Agreement related to the acquisition of VLI	—	5,965,000	—	5,965,000
Impairment charge (Note 6)		(5,810,000)	—	(5,810,000)
Balance as of January 31, 2006	940,000	6,565,000	—	7,505,000
Goodwill acquired in the acquisition of GPS	—	—	16,476,000	16,476,000
Balance as of January 31, 2007	$940,000	$6,656,000	$16,476,000	$23,981,000

The VLI merger agreement contained provisions for the payment of additional consideration (“Additional Consideration”) by the Company to the former VLI shareholder to be satisfied in the Company’s common stock and cash if certain EBITDA thresholds for the twelve months ended February 28, 2005 were met. The Company’s Additional Consideration was approximately $275,000 in cash, $2.7 million in a subordinated note and approximately 348,000 shares of AI common stock with a fair value of $2.1 million or $6.00 per share utilizing the quoted market price on February 28, 2005.

On July 5, 2005, the Company and Thomas entered into an agreement (Earn Back Agreement) concerning the calculation of Additional Consideration due Thomas. In the Earn Back Agreement, the Company agreed to pay Thomas $594,000 in a subordinated note and 76,645 shares of the Company’s common stock valued at $5.50 per share utilizing the quoted market price on July 5, 2005. The $1,015,000 of Additional Consideration has been recorded by the Company as additional purchase consideration and an increase in goodwill.

The Company’s other intangible assets consist of the following at January 31, 2007:
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contractual Customer Relationships	5-7 years	$2,854,000	$1,463,000	$1,391,000
Customer Relationships - GPS	1-2 years	6,678,000	956,000	5,722,000
Proprietary Formulas	3 years	1,813,000	1,545,000	268,000
Non-Compete Agreement	5 years	2,334,000	886,000	1,448,000
Trade Name - GPS	15 years	3,643,000	35,000	3,608,000
Unamortized intangible assets:
Trade Name - SMC	Indefinite	224,000	—	224,000
Total intangible assets		$17,546,000	$4,885,000	$12,661,000

During the year ended January 31, 2006, the Company recorded an impairment loss with respect to proprietary formulas at VLI of $687,000 (Note 6).

Amortization of intangible assets excluding the impairment loss is as follows:

	Years ended January 31,
	2007	2006
Amortized intangible assets:
Contractual Customer Relationships	$503,000	$503,000
Customer Relationships - GPS	956,000	—
Proprietary Formulas	458,000	740,000
Non-Compete Agreement	376,000	360,000
Trade Name - GPS	35,000	—
Total amortization expense excluding impairment loss	$2,328,000	$1,603,000

Estimated intangible asset amortization expense for each of the next five fiscal years is as follows:

2008	$6,298,000
2009	2,117,000
2010	897,000
2011	399,000
2012	334,000

NOTE 6 - IMPAIRMENT OF GOODWILL AND OTHER INTANGIBLE ASSETS

During the year ended January 31, 2006, as a result of our annual impairment analysis, we determined that the goodwill of VLI was impaired. VLI experienced revenue levels well below expectations due to weaker than anticipated sales of products. In addition, VLI had gross margins which were lower than VLI’s historical experience. The decline was due to VLI’s slow reaction to passing along price increases for increased costs of non-nutritional components of its products caused by the spike in oil prices. VLI also experienced increased costs due to outsourcing of the manufacture of certain products at levels greater than anticipated. Also contributing to lower margins were the impact of the costs associated with its certification as a good manufacturing practices facility. The recent under-performance of VLI’s financial results reduced the estimate of future cash flows which were discounted based on a rate that reflects the perceived risk of our investment in VLI to determine its fair value. During the twelve months ended January 31, 2006, we recorded a goodwill impairment charge of $5,810,000.

During the year ended January 31, 2006, we determined that VLI’s proprietary formulas were impaired. VLI’s revenues were below levels anticipated at the time VLI was acquired. Proprietary formulas generated less revenue than originally projected at the time of acquisition. Proprietary formula’s, as a result, were determined to be impaired because the carrying amount was not fully recoverable through anticipated future gross cash flows. Accordingly, the Company determined the fair value of the proprietary formula’s and compared it to its carrying amount. The Company recorded an impairment loss of $687,000, as this is the amount by which the carrying amount exceeded fair value.

NOTE 7 - RELATED PARTY TRANSACTIONS

On December 8, 2006, the Company completed a private offering of 2,853,335 shares of common stock at a negotiated purchase price of $3.75 per share for aggregate proceeds of $10.7 million. The proceeds, of which, were used towards the purchase of GPS. The purchase price was set prior to the closing date of the GPS acquisition. Two of the investors, MSRI SBIC, L.P. (“MSRI”) and MSR Fund II, L.P., which acquired 92,793 and 440,540 shares in the offering, respectively, are controlled by Daniel Levinson, a director of the Company. Two other investors, Allen & Company LLC and Allen SBH Investments, LLC (Allen SBH) which acquired 80,000 and 266,667 shares in the offering, respectively, are affiliates of James Quinn, a director of the Company. In addition, James Quinn acquired 26,667 shares for his own account.

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company used $1.8 million of the proceeds to pay down the subordinated note due Kevin Thomas, the remaining proceeds were used for general corporate purposes. Allen SBH and James Quinn acquired 120,000 and 40,000 shares in the offering, respectively. In addition, MSRI acquired 240,000 shares in the offering.

On January 28, 2005, the Company sold and issued to MSRI 129,032 shares (the “Shares”) of common stock of the Company pursuant to a Subscription Agreement between the Company and MSRI (the “Subscription Agreement”). The Shares were issued at a purchase price of $7.75 per share (“Share Price”), yielding aggregate proceeds of $999,998. The Shares were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended.

Pursuant to the Subscription Agreement, the Company agreed to issue additional shares of Common Stock to MSRI in accordance with the Subscription Agreement under certain conditions upon the earlier of (i) the Company’s issuance of additional shares of Common Stock having an aggregate purchase price of at least $2,500,000 for a consideration per share less than $7.75, subject to certain exclusions; or (ii) ninety percent of the average bid price of Argan’s common stock for the thirty days ended July 31, 2005 if the price was less than $7.75, less the 129,032 shares previously issued. Any additional shares issued would effectively reduce the MSRI’s purchase price per common share as set forth in the Subscription Agreement.

The provision in the agreement which allowed MSRI to receive additional shares under certain conditions represented a derivative under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.” Accordingly at January 31, 2005, $139,000 of the proceeds received upon issuance was accounted for as a liability for derivative financial instrument. This liability relates to the obligation to issue MSRI additional shares under certain conditions. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The fair value adjustment loss of $343,000 was recorded during the year ended January 31, 2006 and included in other expense and net loss. The liability aggregating $482,000 was settled in a non-cash transaction by the issuance of 95,321 shares of the Company’s common stock on August 13, 2005.

The Company retained MSRI under a consulting arrangement to assist in identifying and meeting potential equity investors. Under this consulting arrangement, the Company paid MSRI $100,000 during the year ended January 31, 2006.

On January 31, 2005, the Company entered into a Debt Subordination Agreement with Kevin Thomas (Thomas), the former owner of VLI, for the cash portion of the Additional Consideration aggregating $3,292,000 the Company owed Thomas. The Subordinated debt had an original maturity of August 1, 2006 and had an interest rate of 10%. On May 5, 2006, the Company entered into an extension with Thomas of the maturity date of the subordinated note to August 1, 2007. On May 8, 2006, the Company utilized $1.8 million of the proceeds from the May 2006 private placement to reduce the amount of the note. The remaining principal and interest due on this note was paid on August 31, 2006 utilizing the aforementioned $1.5 million 3 year term note.

On January 28, 2005, the Company entered into a Letter Agreement with Thomas in consideration for his agreement to delay the timing of the payment of contingent cash consideration and for entering into a Debt Subordination Agreement (Subordination Agreement), reconstituting such additional cash consideration as subordinated debt. The Letter Agreement allowed Thomas additional consideration based on the market price of the Company’s common stock. Such concessions represented a freestanding financial instrument and was accounted for in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock.” At January 31, 2005, the Company recorded the freestanding financial instrument as a liability for the fair value of $1,115,000 ascribed to the obligations of the Company to issue Thomas additional shares. The derivative financial instrument was subject to adjustment for changes in fair value subsequent to issuance. The fair value loss adjustment of $1,587,000 during the year ended January 31, 2006, was reflected as a change in liability for the derivative financial instruments and as other expense (income), net. The liability for the derivative financial instrument was settled as a non-cash transaction by the issuance of 535,052 shares of the Company’s common stock on September 1, 2005.

The Company leases administrative, manufacturing and warehouse facilities from an individual who is an officer of VLI. SMC’s administrative and maintenance facilities were rented from a former officer through July 2006. The total expense under these arrangements was $195,000 and $298,000 for the years ended January 31, 2007 and 2006, respectively. The future minimum lease commitments under the VLI arrangement during each fiscal year ended January 31, 2008 through fiscal year ended January 31, 2012 is:

2008	$181,000
2009	181,000
2010	181,000
2011	15,000
2012	—
Thereafter	—
$558,000

The Company made payments of approximately $122,000 to Kevin Thomas in connection with leasehold improvements made to the Company’s primary warehouse and manufacturing facility during the twelve months ended January 31, 2006.

AI entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to AI and AI committed to purchase on an as-needed basis, certain organic products. VLI made $91,000 and $189,000 in purchases under the supply agreement for the years ended January 31, 2007 and 2006.

The Company also sells its products in the normal course of business to an entity in which the former owner of VLI has an ownership interest. VLI had approximately $543,000 and $587,000 in sales with this entity for the years ended January 31, 2007 and 2006. At January 31, 2007 and 2006, the affiliated entity owed $155,000 and $157,000, respectively, to VLI.

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at January 31, consists of the following:
	2007	2006
Leasehold improvements	$964,000	$905,000
Machinery and equipment	3,021,000	2,451,000
Trucks	1,144,000	913,000
Machinery and equipment under capital leases	403,000	386,000
Trucks under capital lease	97,000	87,000
	5,629,000	4,742,000
Less accumulated depreciation	(2,151,000)	(1,255,000)
Less accumulated depreciation on assets held under capital leases	(228,000)	(163,000)
Property and equipment, net	$3,250,000	$3,324,000

Depreciation expense including assets under capital lease, for the fiscal years ended January 31, 2007 and 2006 was $1,051,000, and $805,000, respectively.

NOTE 9 - DEBT

Debt at January 31 consists of the following:

			2007
			Stated	Notional Amount of	Effective
	2007	2006	Interest rate (1)	Interest rate Swap	Interest rate (2)	Swap Maturity
Bank term loan - due 2010	$7,833,000	$—	8.59%	$3,916,000	8.19%	2009
Bank term loan - due 2009	1,292,000	—	8.73%	969,000	8.83%	2009
Bank term loan - due 2006	—	200,000	—	—	—	—
Capital leases	176,000	287,000	—	—	—	—
Other financing	—	110,000	—	—	—	—
	9,301,000	597,000		4,885,000
Less: current portion	2,586,000	421,000		1,375,000
	$6,715,000	$176,000		$3,510,000

Revolving credit facility	$—	$1,243,000	8.73%	—	—	—

Subordinated debt due former owner of Vitarich Laboratories, Inc. (Note 7)	$—	$3,292,000	—	—	—	—

(1)
The stated interest rate is the floating interest rate as of January 31, 2007. This is not necessarily an indication of future interest rates. The floating interest rate for the revolving line of credit as of January 31, 2006 was 7.74%.

(2)	The effective interest rate includes the impact of the fixed interest rate swaps on the stated rate of interest.

Interest expense was $760,000 and $606,000 for the years ended January 31, 2007 and 2006, respectively. Maturities of all long-term debt obligations, outstanding, at January 31, 2007, are as follows:

2008	$2,586,000
2009	2,581,000
2010	2,301,000
2011	1,833,000
Total	$9,301,000

On December 11, 2006, Argan amended its financing arrangements with the Bank. The amended financing arrangement includes an amended 3-year term loan for VLI in the amount of $1.4 million with interest at LIBOR plus 3.25% (The original term loan was in the amount of $1.5 million with interest at LIBOR plus 3.45%, pursuant to an amended financing arrangement dated May 2006. On August 31, 2006, the Company borrowed $1.5 million under the 3-year Term Loan and paid the remaining principal and interest due on the subordinated note with Thomas). The financing arrangements also provide for a new 4-year term loan used in the acquisition of GPS in the amount of $8.0 million with interest at LIBOR plus 3.25% ($2.0 million of this loan was deposited in escrow with the Bank as discussed further in Note 3) and a revolving loan with a maximum amount of $4.25 million available until May 31, 2008, with interest at LIBOR plus 3.25%.

The Company may obtain standby letters of credit from the Bank in the ordinary course of business not to exceed $10.0 million for surety bonding. On December 11, 2006, the Company pledged $10.0 million to the Bank, to secure a standby letter of credit issued by the Bank on behalf of Argan for the benefit of Travelers Casualty and Surety Company of America in connection with a $200.0 million bonding facility for GPS.

The financing arrangements provide for the measurement at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period) of certain financial covenants including requiring that the ratio of total funded debt to EBITDA not to exceed 2.25 to 1 for the year ended January 31, 2007 and not to exceed 2 to 1 for future quarters, requiring a fixed charge coverage ratio of not less than 1.25 to 1, and requiring the ratio of senior funded debt to EBITDA not to exceed 1.75 to 1 for the year ended January 31, 2007 and not to exceed 1.50 to 1 for future quarters. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements.

The amended financing arrangement contains a subjective acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if certain material adverse changes occur. The Company believes that it will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the subjective acceleration clause referred to above, the Company would seek to modify its financing arrangement, but there can be no assurance that the Bank would not exercise their rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable.

At January 31, 2007, the Company was in compliance with the covenants of its amended financing arrangements.

NOTE 10 - PRIVATE OFFERINGS OF COMMON STOCK

On December 8, 2006, the Company completed a private offering of 2,853,335 shares of common stock at a price of $3.75 per share for aggregate proceeds of $10.7 million.

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company used $1.8 million of the proceeds to pay down a subordinated note due Kevin Thomas. The remainder of the proceeds were used for general corporate purposes.

See Note 7 for related party information in connection with the private offerings of common stock.

NOTE 11 - STOCK BASED COMPENSATION

At January 31, 2007, the Company has a stock option plan which was established in August 2001 (Plan). Under the Plan, the Company’s Board of Directors may grant stock options to officers, directors and key employees. The Plan was amended in April 2003 to authorize the grant of options for up to 250,000 shares of common stock.

Stock options granted may be “Incentive Stock Options” (“ISOs”) or “Nonqualified Stock Options” (NSOs”). ISOs have an exercise price at least equal to the stock’s fair market value at the date of grant, a ten year term and vest and become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price other than the stock’s fair market value at the date of grant and have up to a ten year term, and vest and become fully exercisable as determined by the Board.

As a result of adopting FAS 123(R) on February 1, 2006, the Company’s loss before income taxes for the year ended January 31, 2007, was approximately $237,000, more than if it had continued to account for share based compensation under APB 25. Basic and diluted loss per share for the year ended January 31, 2007 would have been $0.04, more than if it had continued to account for share based compensation under APB 25.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Year Ended January 31,
	2007	2006
Dividend yield	—	—
Expected volatility	57%	56%
Risk-free interest rate	5.03%	3.65%
Expected life in years	5	5

A summary of stock option activity under the Plan during the years ended January 31, 2007 and 2006 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at January 31, 2006	73,000	$7.84
Granted	176,000	$2.81
Exercised	—
Forfeited or expired	(5,000)	$7.79
Outstanding at January 31, 2007	244,000	$4.20	8.2	$476,000
Vested or expected to vest January 31, 2007	228,000	$4.08	8.1	$416,000
Exercisable at January 31, 2007	228,000	$4.08	8.1	$416,000

The per share weighted average grant date fair value of options granted during the year ended January 31, 2007 and 2006 was $1.55 and $1.95, respectively. No options were exercised during the years ended January 31, 2007 and 2006. At January 31, 2007, there was $51,000 unrecognized compensation cost related to stock options granted under the Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is during the fiscal year ending January 31, 2008.

A summary of the status of the Company’s nonvested shares as of January 31, 2007, and changes during the year then ended, is present below:

	Shares	Aggregate Intrinsic Value
Nonvested at January 31, 2006	16,000
Granted	176,000
Vested	(176,000)
Forfeited	—
Nonvested at January 31, 2007	16,000	$3.63

The fair value of nonvested shares is determined using the Black-Scholes option-pricing model based on the excess of the opening trading price of the Company’s shares on the grant date in excess of exercise price.

In connection with the Company’s private placement in April 2003, the Company issued warrants to purchase shares of the Company’s common stock at a price of $7.75 per share with a ten year term. 180,000 of the warrants were granted to three individuals who became the executive officers of the Company upon completion of the offering. In addition, MSR Advisors, Inc. (MSR) received warrants to purchase 50,000 shares of the Company’s stock. A director of the Company is the Chief Executive Officer of MSR. The fair value of the warrants of $849,000 was recognized as offering costs. All warrants are exercisable.

At January 31, 2007, there were 474,000 shares of the Company’s common stock reserved for issuance upon exercise of stock options and warrants.

NOTE 12- INCOME TAXES

Income tax (benefit) expense related to continuing operations for the years ended January 31, 2007 and 2006 is as follows:

	2007	2006
Current:
Federal	$866,000	$8,000
State	226,000	67,000
	1,092,000	75,000
Deferred:
Federal	(846,000)	(844,000)
State	(157,000)	(153,000)
	(1,003,000)	(997,000)
Total tax expense (benefit)	$89,000	($922,000)

The actual income tax benefit for the years ended January 31, 2007 and 2006 differs from the “expected” tax computed by applying the U.S. Federal corporate income tax rate of 34% to income from continuing operations before income tax as follows:

	2007	2006

Computed “expected” tax benefit	$(8,000)	$(3,546,000)
Increase (decrease) resulting from:
State income taxes, net	27,000	(333,000)
Permanent differences	70,000	2,957,000
	$89,000	$(922,000)

Permanent differences for the year ended January 31, 2006, include a non-cash loss on liability for derivative financial instruments of $1,930,000 and an impairment loss of $5,810,000 with respect to VLI’s goodwill.

The tax effects of temporary differences for continuing operations that give rise to deferred tax assets and liabilities at January 31, 2007 and 2006 are as follows:

	2007	2006
Assets:
Inventory and receivable reserves	$91,000	$77,000
Accrued vacation	87,000	53,000
Accrued legal fees	221,000	147,000
Net operating loss	—	143,000
Other	113,000	23,000
	512,000	443,000
Liabilities:
SMC cash to accrual adjustment	—	86,000
Property and equipment	308,000	462,000
Purchased intangibles	1,584,000	1,562,000
Other	91,000	—
	1,983,000	2,110,000
Net deferred tax liabilities	$1,471,000	$1,667,000

NOTE 13- SEGMENT REPORTING

Effective with the acquisition of GPS, the Company has three operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

The Company’s three reportable segments are power industry services, telecom infrastructure services and nutraceutical products. The Company conducts its operations through its wholly owned subsidiaries - GPS, VLI and SMC. The “Other” column includes the Company’s corporate and unallocated expenses.

The Company’s reportable segments are organized in separate business units with different management, customers, technology and services. The respective segments account for the respective businesses using the accounting policies in Note 2.

The following information is for the year ended January 31, 2007, except for total assets and goodwill which is as of January 31, 2007:

	Power Industry Services	Nutraceutical Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$33,698,000	$20,842,000	$14,327,000	$—	$68,867,000
Cost of sales	30,589,000	16,549,000	11,479,000	—	58,617,000
Gross profit	3,109,000	4,293,000	2,848,000	—	10,250,000

Selling, general and administrative expenses	1,288,000	4,542,000	1,636,000	2,397,000	9,863,000
Income (loss) from operations	1,821,000	(249,000)	1,212,000	(2,397,000)	387,000
Interest expense	101,000	360,000	42,000	257,000	760,000
Interest income	(287,000)	—	(10,000)	(52,000)	(349,000)

Income (loss) before income taxes	$2,007,000	($609,000)	$1,180,000	($2,602,000)	(24,000)

Income tax expense					(89,000)

Net loss					$(113,000)
Depreciation and amortization	$31,000	$566,000	$474,000	$294,000	$1,365,000
Amortization of intangibles	$1,007,000	$1,218,000	$103,000	—	$2,328,000
Goodwill	$16,476,000	$6,565,000	$940,000	—	$23,981,000
Total Assets	$97,454,000	$15,851,000	$5,347,000	$2,478,000	$121,130,000
Fixed asset additions	—	$387,000	$540,000	$8,000	$935,000

The following information is for the year ended January 31, 2007, except for total assets and goodwill which is as of January 31, 2007:

	Nutraceutical Products	Telecom Infrastructure Services	Other		Consolidated
Net sales	$17,702,000	$10,750,000	$—		$28,452,000
Cost of sales	13,842,000	8,543,000	—		22,385,000
Gross profit	3,860,000	2,207,000	—		6,067,000

Selling, general and administrative expenses	4,162,000	1,549,000	1,758,000		7,469,000
Impairment loss(1)	6,497,000	—	—		6,497,000
(Loss) income from operations	(6,799,000)	658,000	(1,758,000)		(7,899,000)
Interest expense	364,000	56,000	186,000		606,000
Other income (loss), net	—	5,000	(1,930,000	)(2)	(1,925,000)

(Loss) income before income taxes	($7,163,000)	$607,000	($3,874,000)		(10,430,000)

Income tax benefit					922,000

Net loss					($9,508,000)
Depreciation and amortization	$399,000	$404,000	$273,000		$1,076,000
Amortization of intangibles	$1,500,000	$103,000	—		$1,603,000
Goodwill	$6,565,000	$940,000	—		$7,505,000
Total Assets	$17,768,000	$5,245,000	$609,000		$23,622,000
Fixed asset additions	$1,173,000	$307,000	—		$1,480,000

(1)	Impairment loss for VLI includes an impairment charge to goodwill of $5,810,000 and to proprietary formulas of $687,000.
(2)	Includes $1,930,000 for non-cash loss on liability for derivative financial instruments.

AI’s largest customers for the fiscal year ended January 31, 2007 included three power industry services customers, ALTRA Nebraska, LLC (ALTRA), Roseville Energy Park (REP) and Green Earth Fuels of Houston, LLC (GEF); two nutraceutical customers, TriVita Corporation (TVC) and Rob Reiss Companies (RRC); and three telecommunication customers, Electronic Data Systems (EDS), Southern Maryland Electric Cooperative (SMECO) and Verizon Communications (VZ). ALTRA, REP, TVC, EDS, GEF, RRC, VZ and SMECO accounted for 29%, 9%, 9%, 7%, 7%, 6%, 6% and 5% of consolidated net sales for the year ended January 31, 2007. TVC, SMECO, RRC, General Dynamics Corp. (GD), CyberWize.com, Inc. (C), Orange Peel Enterprises (OPE) and VZ accounted for 21%, 12%, 12%, 7%, 6%, 6% and 6%, respectively of consolidated net sales for the year ended January 31, 2006. Substantially all of the assets and sales are located in the United States.

NOTE 14 - COMMITMENTS

The Company and its subsidiaries have entered into various non-cancelable operating leases for facilities, machinery, equipment and trucks. The Company leases office, warehouse and manufacturing facilities under operating leases expiring in fiscal years 2008, 2009 and 2012. None of the Company’s leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under the lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs. Certain leases contain renewal options. Total rent expense for all operating leases including related parties was approximately $657,000 and $601,000 for the years ended January 31, 2007 and 2006, respectively. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2007:

2008	$656,000
2009	491,000
2010	378,000
2011	98,000
2012	74,000
Thereafter	587,000
$2,284,000

The Company has also separately financed vehicles and machinery which will be substantially repaid over the next 24 months with a weighted average interest rate of 8.03% and 7.42% at January 31, 2007 and 2006, respectively. Information regarding these loans is included in the table below:

	2007	2006
Long-term debt	$176,000	$287,000
Less: Current portion	86,000	111,000
Long-term debt excluding current portion	$90,000	$176,000

Minimum repayments of principal under vehicle and machinery financings are as follows:

2008	$86,000
2009	81,000
2010	9,000
176,000
Less: Amount representing interest	(17,000)
$159,000

NOTE 15 - WESTERN FILTER CORPORATION LITIGATION

On March 22, 2005, WFC filed a civil action against the Company, and its executive officers. The suit was filed in the Superior Court of the State of California for the County of Los Angeles. WFC purchased the capital stock of the Company's wholly owned subsidiary, Puroflow Incorporated, pursuant to the terms of the Stock Purchase Agreement dated October 31, 2003. WFC alleged that the Company and its executive officers breached the Stock Purchase Agreement between WFC and the Company and engaged in misrepresentations and negligent conduct with respect to the Stock Purchase Agreement. WFC sought declaratory relief, compensatory and punitive damages in an amount to be proven at trial as well as the recovery of attorney's fees. This action was removed to the United States District Court for the Central District of California.

This case was scheduled for trial on April 10, 2007. On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC has filed a notice of appeal and the Company will vigorously contest WFC’s claim.

Although the Company has reviewed WFC’s claim and believes that substantially all of the claims are without merit, at January 31, 2007, the Company has recorded an accrual of approximately $286,000 for subsequent legal services and estimated legal fees related to potential ongoing legal costs of the WFC claim that it considers to be probable and that can be reasonably estimated. It is possible however, that the ultimate resolution of WFC’s claim could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the other current claims and proceedings will have a material effect on the Company’s consolidated financial statements.

NOTE 16 - DEFINED CONTRIBUTION PLAN

The Company has a 401-(K) Savings Plan covering all of its employees, whereby the Company makes discretionary contributions for its eligible employees. The Company’s expense for these defined contribution plans totaled approximately $39,000 and $15,000 for the years ended January 31, 2007 and 2006, respectively.

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is as follows:
	Years Ended January 31
	2007	2006
Interest	$526,000	$350,000
Income taxes	$147,000	$151,000

Non-cash investing and financing activities are as follows:
	Years Ended January 31
	2007	2006
Fair value of common stock issued in connection with the GPS combination	$20,167,000	$—
Fair value of common stock issued to MSR	-	482,000
Fair value of common stock issued to Kevin Thomas	-	5,212,000
Net decrease in unrealized investment loss	(6,000)	—
Net decrease in fair value of interest rate swaps	(2,000)	—

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.	CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including Chief Executive Officer, and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15 of the Securities Exchange Act of 1934). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures are effective in timely alerting them of material information relating to the Company that is required to be disclosed by the Company in the reports it files or submits under the Securities Exchange Act of 1934.

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

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which we expect to be filed pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be incorporated by reference to a definitive proxy statement involving the election of directors, which we expect to be filed pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 13.	EXHIBITS

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended. Incorporated by reference to Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 15, 1991, (Registration No. 33-43228).

4.1	Stock Purchase Agreement dated as of May 4, 2006 between Argan, Inc. and the purchasers identified on Schedule A attached thereto. (b)

4.2.1	Escrow Agreement dated as of May 4, 2006 between Argan, Inc. and the purchasers identified on Schedule A attached thereto. (b)

4.3	Stock Purchase Agreement dated as of December 8, 2006 by and among Argan, Inc. and the purchasers identified on Schedule A attached thereto. (a)

4.4	Stock Purchase Agreement dated as of December 8, 2006 by and between Argan, Inc. and Argan Investments LLC.

4.5	Registration Rights Agreement dated as of December 8, 2006 by and between Argan, Inc. and Argan Investments LLC.

4.6	Escrow Agreement dated as of December 8, 2006 by and among Argan, Inc., the purchasers identified on Schedule A attached thereto and Robinson & Cole LLP.

4.7	Registration Rights Agreement dated as of December 8, 2006 by and among Argan, Inc., William F. Griffin, Jr. and Joel M. Canino.

4.8	Escrow Agreement, dated as of December 8, 2006 by and among the Argan, Inc., William F. Griffin, Jr., Joel M. Canino, Michael Price and Curtin Law Roberson Dunigan & Salans, P.C

10.1	2001 Incentive Stock Option Plan. Incorporated by reference to the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on August 6, 2001.

10.2	Form of Common Stock Purchase Warrant dated April 29, 2003. Incorporated by reference to Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

10.3
Employment Agreement dated as of August 31, 2004 by and between AGAX/VLI Acquisition Corporation and Kevin J. Thomas. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 7, 2004.

10.4
Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Rainer H. Bosselmann. Incorporated by reference to the Company’s Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 5, 2005.

10.5
Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Arthur F. Trudel, Jr. Incorporated by reference to the Company’s Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 5, 2005.

10.6
Debt Subordination Agreement dated as of January 31, 2005 by and among Argan, Inc.,Kevin J. Thomas, Southern Maryland Cable, Inc., and Bank of America, N.A. (included as Exhibit A, a Form of Subordinated Term Note). Incorporated by reference to the Company’s Form 8-K dated January 31, 2005, filed with the Securities and Exchange Commission on February 4, 2005.

10.7
Subscription Agreement dated as of January 28, 2005 between Argan, Inc. and MSR I SBIC, L.P. Incorporated by reference to the Company’s Form 8-K, dated January 28, 2005, filed with the Securities and Exchange Commission on February 2, 2005.

10.8
Registration Rights Agreement dated as of January 28, 2005 between Argan, Inc. and MSR I SBIC, L.P. Incorporated by reference to the Company’s Form 8-K, dated January 28, 2005, filed with the Securities and Exchange Commission on February 2, 2005.

10.9
Debt Subordination Agreement dated as of January 31, 2005 by and among Argan, Inc., Kevin J. Thomas, Southern Maryland Cable, Inc. and Bank of America, N.A. Incorporated by reference to the Company’s Form 8-K, dated January 31, 2005, filed with the Securities and Exchange Commission on February 4, 2005.

10.10
Letter Agreement dated July 5, 2005 by and among Argan, Inc., Vitarich Laboratories, Inc. and Kevin J. Thomas. Incorporated by reference to the Company’s Form 8-K, dated July 5, 2005, filed with the Securities and Exchange Commission on July 7, 2005.

10.11
Subordinated Term Note, effective as of June 30, 2005, issued by Argan, Inc. to Kevin J. Thomas. Incorporated by reference to the Company’s Form 8-K, dated July 5, 2005, filed with the Securities and Exchange Commission on July 7, 2005.

10.12
Amended and Restated Debt Subordination Agreement, effective as of June 30, 2005, by and among Argan, Inc., Kevin J. Thomas, Southern Maryland Cable, Inc. and Bank of America, N.A. Incorporated by reference to the Company’s Form 8-K, dated July 5, 2005, filed with the Securities and Exchange Commission on July 7, 2005.

10.13
Letter Agreement dated January 28, 2005 by and among Argan, Inc., Vitarich Laboratories, Inc. and Kevin J. Thomas. Incorporated by reference to the Company’s Form 8-K, dated August 19, 2005, filed with the Securities and Exchange Commission on August 22, 2005.

10.14
Fifth Amendment to Financing and Security Agreement, dated as of November 7, 2005, by and among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc. and Bank of America, N.A. Incorporated by reference to the Company’s Form 8-K, dated November 7, 2005, filed with the Securities and Exchange Commission on November 10, 2005.

10.15	Lease Agreement between Kevin J. Thomas and Vitarich Lavoratories, Inc., dated March 1, 2006. (a)

10.16	Lease Agreement between Kevin J. Thomas and Vitarich Lavoratories, Inc., dated March 1, 2006. (a)

10.17	Amended and Restated Financing and Security Agreement dated as of May 5, 2006 by and among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc. and Bank of America, N.A. (d)

10.18	Third Amended and Restated Revolving Credit Note dated as of May 5, 2006 issued by Argan, Inc., Southern Maryland Cable, Inc. and Vitarich Laboratories, Inc. in favor of Bank of America, N.A. (d)

10.19
Second Amended and Restated Debt Subordination Agreement dated as of May 5, 2006 by and among Kevin J. Thomas, Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc. and Bank of America, N.A. (d)

10.20	[Form of] 2006 Term Note to be issued by Argan, Inc., Southern Maryland Cable, Inc. and Vitarich Laboratories, Inc. in favor of Bank of America, N.A. upon satisfaction of certain conditions. (d)

10.21	Amended and Restated Subordinated Term Note dated May 5, 2006 issued by Argan, Inc. in favor of Kevin J. Thomas. (d)

10.22
Membership Interest Purchase Agreement, dated as of December 6, 2006, by and among, Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (e)

10.23
Stock Purchase Agreement, dated as of December 8, 2006, by and among Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (e)

10.24	Employment Agreement dated as of December 8, 2006 by and between Gemma Power Systems, LLC and Joel M. Canino. (e)

10.25	Employment Agreement dated as of December 8, 2006 by and between Gemma Power Systems, LLC and William M. Griffin, Jr. (e)

10.26
Second Amended and Restated Financing and Security Agreement dated December 11, 2006 by and among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Gemma Power Hartford, LLC and Bank of America, N.A. (e)

10.27
Fourth Amended and Restated Revolving Credit Note dated December 11, 2006, issued by Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (e)

10.28
Amended and Restated 2006 Term Note dated December 11, 2006, issued by Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (e)

10.29
Acquisition Term Note dated December 11, 2006, issued by Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (e)

10.30	Pledge, Assignment and Security Agreement dated as of December 8, 006 by Argan, Inc. (on behalf of Southern Maryland Cable, Inc.) in favor of Bank of America, N.A. (e)

10.31	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Vitarich Laboratories, Inc.) in favor of Bank of America, N.A. (e)

10.32	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems, LLC) in favor of Bank of America, N.A. (e)

10.33	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power, Inc.) in favor of Bank of America, N.A. (e)

10.34	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems California) in favor of Bank of America, N.A. (e)

10.35	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Gemma Power Systems, LLC (on behalf of Gemma Power Hartford, LLC) in favor of Bank of America, N.A. (e)

10.36	Pledge and Assignment Agreement dated as of December 8, 2006 by Argan, Inc. in favor of Bank of America, N.A. for the benefit of Travelers Casualty and Surety Company of America. (e)

14.1	Code of Ethics. Incorporated by reference to Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

14.2	Argan, Inc. Code of Conduct (Amended January 2007).(f)

16	Letter from Ernst & Young, LLP to U.S. Securities and Exchange Commission dated May 23, 2006.(c)

21	Subsidiaries of the Company.(f)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (f)

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.(f)

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002.(f)

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002.(f)

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002.(f)

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002.(f)

(a)	Incorporated by reference to the Company’s Form 8-K, dated March 1, 2006, filed with the Securities and Exchange Commission on March 6, 2006.

(b)	Incorporated by reference to the Company’s Form 8-K, dated May 4, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

(c)	Incorporated by reference to the Company’s Form 8-K, dated May 18, 2006, filed with the Securities and Exchange Commission on May 23, 2006.

(d)	Incorporated by reference to the Company’s Form 8-K, dated May 5, 2006, filed with the Securities and Exchange Commission on May 11, 2006.

(e)	Incorporated by reference to the Company’s Form 8-K, dated December 8, 2006, filed with the Securities and Exchange Commission on December 14, 2006.

(f)	Filed herewith

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Accountants

The following table shows the fees for professional services provided by Grant Thornton LLP for the fiscal year ended January 31, 2007 and by Ernst & Young LLP for the fiscal year ended January 31, 2006.

	2007	2006
Audit Fees	$305,000	$573,000
Audit-Related Fees	28,000	5,000
Tax Fees	56,000	38,500
All Other Fees	5,000	—
Total	$394,000	$616,500

Audit Fees. This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-QSB quarterly reports and services that are normally provided by the independent auditors in connection with SEC registration statements, assistance with SEC comment letters and accounting and reporting consultation for those fiscal years.

Audit Related Fees. This category consists of professional services for due diligence in connection with proposed acquisitions.

Tax Fees. This category consists of professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees This category consists of services related to assistance with documenting internal control policies and procedures over financial reporting.

Audit Committee Pre-Approval Policies and Procedures

Before an accountant is engaged by the Company to render audit or non-audit services, the engagement is approved by the Company’s Audit Committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer Dated: April 23, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann	Chairman of the Board	April 23, 2007
Rainer H. Bosselmann	and Chief Executive Officer
(Principal Executive Officer)

/s/ Arthur F. Trudel	Senior Vice President	April 23, 2007
Arthur F. Trudel	and Chief Financial Officer and Secretary
(Principal Accounting and Financial Officer)

/s/ DeSoto S. Jordan	Director	April 23, 2007
DeSoto S. Jordan

/s/ Daniel A. Levinson	Director	April 23, 2007
Daniel A. Levinson

/s/ T. Kent Pugmire	Director	April 23, 2007
T. Kent Pugmire

/s/ James W. Quinn	Director	April 23, 2007
James W. Quinn

/s/ Peter L. Winslow	Director	April 23, 2007
Peter L. Winslow

/s/ W. G. Champion Mitchell	Director	April 23, 2007
W. G. Champion Mitchell

EXHIBIT INDEX

Exhibit No.	Description

14.2	Argan, Inc. Code of Conduct (Amended January 2007)

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002.