Form 10-Q
period 2007-04-30
ARGAN INC
filed 2007-06-14
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

 For the transition period from              to

 Commission File Number 001-31756

Argan, Inc.
(Exact Name of registrant as Specified in Its Charter)

Delaware	13-1947195
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Church Street, Suite 401, Rockville MD 20850
(Address of Principal Executive Offices) (Zip Code)

(301) 315-0027
(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Common Stock, par value $0.15 per share, outstanding at June 11, 2007: 11,094,012.

ARGAN, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ARGAN, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	April 30,	January 31,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,640,000	$25,393,000
Accounts receivable, net of allowance for doubtful accounts of $213,000
at 4/30/07 and $137,000 at 1/31/2007	23,266,000	23,030,000
Receivable from affiliated entity	146,000	155,000
Investments available for sale	1,705,000	2,283,000
Escrowed cash	15,196,000	15,031,000
Estimated earnings in excess of billings	4,136,000	12,003,000
Current deferred tax asset	959,000	-
Inventories, net of reserves of $116,000 at 04/30/2007 and $104,000
at 01/31/2007	2,640,000	2,387,000
Prepaid expenses and other current assets	1,018,000	643,000
TOTAL CURRENT ASSETS	81,706,000	80,925,000
Property and equipment, net of accumulated depreciation of
$2,656,000 at 4/30/2007 and $2,379,000 at 1/31/2007	3,070,000	3,250,000
Other assets	276,000	313,000
Goodwill	23,981,000	23,981,000
Other intangible assets, net	10,597,000	12,661,000
TOTAL ASSETS	$119,630,000	$121,130,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$42,755,000	$44,248,000
Due to affiliates	35,000	7,000
Accrued expenses	6,326,000	5,873,000
Estimated loss on uncompleted contracts	189,000	-
Billings in excess of cost and earnings	17,769,000	15,705,000
Current portion of long-term debt	2,583,000	2,586,000
TOTAL CURRENT LIABILITIES	69,657,000	68,419,000
Deferred income tax liability	1,382,000	1,471,000
Other liabilities	31,000	14,000
Long-term debt	6,069,000	6,715,000
TOTAL LIABILITIES	77,139,000	76,619,000
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.15 per share;
12,000,000 shares authorized; 11,097,245 shares
issued at 4/30/2007 and 1/31/2007 and 11,094,012
shares outstanding at 4/30/2007 and 1/31/2007	1,664,000	1,664,000
Warrants outstanding	849,000	849,000
Additional paid-in capital	57,199,000	57,190,000
Accumulated other comprehensive loss	(22,000)	(8,000)
Accumulated deficit	(17,166,000)	(15,151,000)
Treasury stock at cost; 3,233 shares at 4/30/2007 and 1/31/2007	(33,000)	(33,000)
TOTAL STOCKHOLDERS' EQUITY	42,491,000	44,511,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$119,630,000	$121,130,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended April 30,
	2007	2006
Net sales
Power industry services	$43,354,000	$-
Nutraceutical products	4,949,000	5,829,000
Telecom infrastructure services	2,129,000	3,133,000
Net Sales	50,432,000	8,962,000
Cost of sales
Power industry services	43,245,000	-
Nutraceutical products	4,166,000	4,386,000
Telecom infrastructure services	1,843,000	2,323,000
Gross profit	1,178,000	2,253,000

Selling, general and administrative expenses	4,561,000	1,976,000
(Loss) income from operations	(3,383,000)	277,000

Interest expense and amortization of
subordinated debt issuance costs	204,000	261,000
Other income, net	(633,000)	(2,000)
(Loss) income from operations before
income taxes	(2,954,000)	18,000
Income tax benefit (expense)	939,000	(36,000)
Net loss	$(2,015,000)	$(18,000)

Basic and diluted loss per share	$(0.18)	$-

Weighted average number of shares outstanding – basic and diluted	11,094,000	3,814,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,015,000)	$(18,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and other amortization	324,000	247,000
Amortization of debt issuance costs	-	129,000
Amortization of purchased intangibles	2,064,000	331,000
Deferred income taxes	(1,048,000)	(39,000)
Non-cash stock option compensation expense	14,000	-
Gain on sale of property and equipment	(1,000)	(2,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(236,000)	(1,039,000)
Restricted cash for surety bond	(165,000)	-
Estimated earnings in excess of billings	7,867,000	505,000
Inventories, net	(253,000)	140,000
Prepaid expenses and other current assets	(375,000)	(24,000)
Accounts payable and accrued expenses	(1,040,000)	620,000
Billings in excess of estimated earnings	2,064,000	31,000
Due to (from) affiliates	37,000	(110,000)
Estimated loss on uncompleted contracts	189,000	-
Other	(6,000)	12,000
Net cash provided by operating activities	7,420,000	783,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	575,000	-
Proceeds from sale of property and equipment	1,000	3,000
Purchases of property and equipment	(100,000)	(273,000)
Net cash provided by (used in) investing activities	476,000	(270,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt	2,112,000	1,605,000
Principal payments on debt	(2,761,000)	(2,030,000)
Net cash used in financing activities	(649,000)	(425,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,247,000	88,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,393,000	5,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$32,640,000	$93,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes is as follows:
Interest	$244,000	$128,000
Income taxes	$1,131,000	$8,000
Non-cash investing and financing activities are as follows:
Net increase in unrealized investment loss	$3,000	$-
Net decrease in fair value of interest rate swaps	$(17,000)	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

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

AI operates in three reportable segments.

Basis of presentation

The condensed consolidated balance sheet as of April 30, 2007, the condensed consolidated statements of operations for the three months ended April 30, 2007 and 2006, and the condensed consolidated statements of cash flows for the three months ended April 30, 2007 and 2006, are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2007 and the results of its operations and its cash flows for the interim periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

These financial statements do not include all disclosures associated with annual financial statements and, accordingly, should be read in conjunction with the footnotes contained in the Company’s consolidated financial statements for the year ended January 31, 2007, together with the independent registered public accounting firm’s report, included in the Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission (SEC). The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Reclassifications

Certain amounts in the prior year financial statements have been reclassified to conform with the presentation in the current year financial statements.

NOTE 2 - RECENT ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company plans to adopt FAS 157 on February 1, 2008, as required. The adoption of FAS 157 is not expected to have a material impact the Company’s financial condition and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of FAS 159 will be effective for the Company beginning February 1, 2008. The Company does not expect FAS 159 to have a significant impact on the consolidated financial statements.

NOTE 3 - ESTIMATED LOSS ON UNCOMPLETED CONTRACTS

During the three months ended April 30, 2007, the Company experienced an unexpected increase in costs related to one of the GPS contracts. Unexpected costs include labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, and engineering issues resulting in considerable rework and additional materials. The Company anticipates that upon completion the contract which is 95% complete at April 30, 2007, may incur a forecasted loss of approximately $4.1 million, of which as of April 30, 2007 $3.9 million has been recognized, primarily during the three months ended April 30, 2007. At January 31, 2007, the project was estimated to be 90% complete with a forecasted gross margin of approximately $1.4 million. The Company has recorded an estimated loss for this contract as of April 30, 2007 and January 31, 2007 of $189,000 and zero, respectively.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration, and other factors in evaluating net realizable value.

Inventories consist of the following:

	April 30, 2007	January 31, 2007
Raw materials	$2,427,000	$2,264,000
Work-in process	105,000	100,000
Finished goods	224,000	127,000
Less: Reserves	(116,000)	(104,000)
Inventories, net	$2,640,000	$2,387,000

NOTE 5- INTANGIBLE ASSETS

The Company’s intangible assets consist of the following at April 30, 2007:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Contractual Customer Relationships	5-7 years	$2,854,000	$1,589,000	$1,265,000
Customer Relationships - GPS	1-2 years	6,678,000	2,602,000	4,076,000
Proprietary Formulas	3 years	1,813,000	1,660,000	153,000
Non-Compete Agreement	5 years	2,334,000	1,002,000	1,332,000
Trade Name - GPS	15 years	3,643,000	96,000	3,547,000
Unamortized intangible assets:
Trade Name	Indefinite	224,000	--	224,000
Total other intangible assets		$17,546,000	$6,949,000	$10,597,000

Goodwill	Indefinite	$23,981,000	$--	$23,981,000

Amortization expense for the three months ended April 30, 2007, aggregated $1,772,000, $115,000, $116,000 and $61,000 for Contractual Customer Relationships, Proprietary Formulas, Non-Compete Agreement and Trade Name, respectively. Amortization expense for the three months ended April 30, 2006, aggregated $126,000, $115,000 and $90,000 for Contractual Customer Relationships, Proprietary Formulas and Non-Compete Agreement, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases administrative, manufacturing and warehouse facilities from an individual who is the former shareholder of VLI. SMC’s administrative and maintenance facilities were rented from a former officer through July 2006. The total expense under these arrangements was $45,000 and $76,000 for the three months ended April 30, 2007 and 2006, respectively.

AI entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to AI and AI committed to purchase on an as-needed basis, certain organic products. VLI made $47,000 and $17,000 in purchases under the supply agreement for the three months ended April 30, 2007 and 2006, respectively.

The Company also sells its products in the normal course of business to an entity in which the former owner of VLI has an ownership interest. VLI had approximately $117,000 and $129,000 in sales with this entity for the three months ended April 30, 2007 and 2006. At April 30, 2007 and 2006, the affiliated entity owed $146,000 to VLI.

NOTE 7 - DEBT

On December 11, 2006, Argan amended its financing arrangements with the Bank. The amended financing arrangement includes an amended 3-year term loan for VLI in the amount of $1.4 million with interest at LIBOR plus 3.25% (The original term loan was in the amount of $1.5 million with interest at LIBOR plus 3.45%, pursuant to an amended financing arrangement dated May 2006. On August 31, 2006, the Company borrowed $1.5 million under the 3-year Term Loan and paid the remaining principal and interest due on the subordinated note with Thomas). The financing arrangements also provide for a new 4-year term loan used in the acquisition of GPS in the amount of $8.0 million with interest at LIBOR plus 3.25% and a revolving loan with a maximum amount of $4.25 million available until May 31, 2008, with interest at LIBOR plus 3.25%.

The financing arrangements provide for the measurement at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period) of certain financial covenants including requiring that the ratio of total funded debt to EBITDA not to exceed 2.25 to 1 for the year ending January 31, 2007 and not to exceed 2 to 1 for future quarters, requiring a fixed charge coverage ratio of not less than 1.25 to 1, and requiring the ratio of senior funded debt to EBITDA not to exceed 1.75 to 1 for the year ended January 31, 2007 and not to exceed 1.50 to 1 for future quarters. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements.

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

At April 30, 2007, the Company was in compliance with the covenants of its amended financing arrangements.

NOTE 8 - INCOME TAXES

The estimated annual effective income tax rate as of April 30, 2007 was 39%. For the three months ended April 30, 2006, the effective income tax rate was 200%. The effective tax rate for the three months ended April 30, 2006, was increased by the impact of the amortization of issuance cost for subordinated debt which is treated as a permanent difference for income tax reporting purposes during the fiscal year ending 2007.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on February 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company has concluded that there is no material effect as a result of adopting this standard.

The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for the years before 2003.

Interest and penalties, if incurred, related to unrecognized tax benefits would be recognized as a component of income tax expense. At April 30, 2007 and January 31, 2007, no interest and penalties were accrued on unrecognized tax benefits since these amounts were not material.

NOTE 9 - SEGMENT REPORTING

The Company has three reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance.

The Company’s three reportable segments are power industry services, telecom infrastructure services and nutraceutical products. The Company conducts its operations through its wholly owned subsidiaries - GPS, VLI and SMC. The “Other” column includes the Company’s corporate and unallocated expenses.

The Company’s operating segments are organized in separate business units with different management, customers, technology and services. The respective segments account for the respective businesses using the accounting policies in Note 2 to the Company’s Form 10-KSB.

The following information is for the three months ended April 30, 2007, except for total assets and goodwill which is as of April 30, 2007:

	Power Industry Services	Nutraceutical Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$43,354,000	$4,949,000	$2,129,000	$--	$50,432,000
Cost of sales	43,245,000	4,166,000	1,843,000	--	49,254,000
Gross profit	109,000	783,000	286,000	--	1,178,000

Selling, general and administrative expenses	2,552,000	1,170,000	358,000	481,000	4,561,000
Loss from operations	(2,443,000)	(387,000)	(72,000)	(481,000)	(3,383,000)
Interest expense	(167,000)	(35,000)	(2,000)	--	(204,000)
Other income, net	626,000	--	--	7,000	633,000

Loss before income taxes	$(1,984,000)	$(422,000)	$(74,000)	$(474,000)	(2,954,000)

Income tax benefit					939,000

Net loss					$(2,015,000)
Depreciation and amortization	$53,000	$144,000	$123,000	$4,000	$324,000
Amortization of intangibles	$1,733,000	$305,000	$26,000	--	$2,064,000
Goodwill	$16,476,000	$6,565,000	$940,000	--	$23,981,000
Total Assets	$97,684,000	$15,995,000	$4,246,000	$1,705,000	$119,630,000
Fixed asset additions	$4,000	$85,000	$11,000	$--	$100,000

The following information is for the three months ended April 30, 2006, except for total assets and goodwill which is as of April 30, 2006:

	Nutraceutical Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$5,829,000	$3,133,000	$--	$8,962,000
Cost of sales	4,386,000	2,323,000	--	6,709,000
Gross profit	1,443,000	810,000	--	2,253,000

Selling, general and administrative expenses	1,087,000	414,000	475,000	1,976,000
Income (loss) from operations	356,000	396,000	(475,000)	277,000
Interest expense and amortization of subordinated debt issuance costs	(127,000)	(19,000)	(115,000)	(261,000)
Other income, net	--	2,000	--	2,000

Income (loss) before income taxes	$229,000	$379,000	$(590,000)	18,000

Income tax expense				(36,000)
Net loss				$(18,000)
Depreciation and amortization	$134,000	$112,000	$130,000	$376,000
Amortization of intangibles	$305,000	$26,000	$--	$331,000
Goodwill	$6,565,000	$940,000	$--	$7,505,000
Total assets	$17,959,000	$5,165,000	$549,000	$23,673,000
Fixed asset additions	$96,000	$177,000	$--	$273,000

NOTE 10 - CONTINGENCIES

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

This case was scheduled for trial on April 10, 2007. On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC has filed a notice of appeal and the Company will vigorously contest WFC’s appeal.

Although the Company has reviewed WFC’s claim and believes that substantially all of the claims are without merit, the Company has recorded an accrual of approximately $100,000 and $286,000 at April 30, 2007 and January 31, 2007, respectfully, for subsequent legal services and estimated legal fees related to potential ongoing legal costs of the WFC claim that it considers to be probable and that can be reasonably estimated. It is possible however, that the ultimate resolution of WFC’s claim could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the other current claims and proceedings will have a material effect on the Company’s consolidated financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2007, and the results of operations for the three months ended April 30, 2007, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007 filed with the Securities and Exchange Commission on April 26, 2007.

Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties summarized below:

•	cyclical changes in demand for our products and services;
•	cyclical nature of the individual markets in which our customers operate;
•	That the dollar amount of our backlog, as stated at any given time, is not indicative of our future earnings;
•	delays or difficulties related to our projects including additional costs, reductions in revenues or the payment of liquidated damages;
•	the effect of our percentage-of-completion accounting policies;
•	changes in the estimates and assumptions we use to prepare our financial statements;
•	our ability to obtain surety bonds or other means of credit support for projects;
•
our ability to obtain waivers or amendments with our lenders or sureties, or to collateralize letters of credit or surety bonds upon non-compliance with covenants in our Credit Facility or surety indemnity agreements;

•	compliance with certain debt covenants, which as a result, may interfere with our ability to successfully execute our business plan;
•	our indebtedness, which could adversely affect our financial condition and impair our ability to fulfill our obligations under our financing arrangements;
•
various legal, regulatory and litigation risk including but not limited to, class action lawsuits, regulatory activities and associated periodic reviews of the SEC and Public Company Accounting Oversight Board;

•	the nature of our contracts, particularly fixed-price contracts;
•	the failure to meet schedule or performance requirements of our contracts;
•	our dependence on subcontractors;
•	possible cost escalations associated with our fixed-price contracts;
•	our ability to obtain new contracts for large-scale projects and the timing of the performance of these contracts;
•	The effect on our reputation and financial exposure due to the failure of our partners to perform their contractual obligations;
•	our dependence on a few significant customers;
•	delays and/or defaults in customer payments;
•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;
•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;
•	work stoppages and other labor problems;
•	our liquidity position;
•	a determination to write-off a significant amount of our intangible assets;
•	our ability to successfully identify, integrate and complete acquisitions;
•	our failure to attract and retain qualified personnel;
•	our ability to retain key members of our management;
•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;
•	general economic conditions;
•	future changes in accounting standards or interpretations;
•	inability to maintain an effective system of internal control, which could result in inaccurate reporting of our financial results or an inability to prevent fraud;
•	provisions in our articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;
•	changes in the U.S. economy and global markets as a result of terrorists’ actions;
•	increases in employee-related costs and expenses including healthcare and other employee benefits such as unemployment insurance and workers’ compensation; and
•	our dependency on technology in our operations and the possible impact of system and information technology interruptions.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risk and uncertainties, see “Item 1 — Description of Business — Risk Factors” in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 26, 2007, as well as the other reports and registration statements filed by us with the SEC and under “Forward Looking Statements” on our website. These documents are available free of charge from the SEC or from our corporate headquarters. Our annual, quarterly, and current reports and amendments thereto, filed with the SEC are available on our website. For more information about us and the announcements we make from time to time, visit our website at www.arganinc.com.

GENERAL

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conduct our operations through our wholly owned subsidiaries, Gemma Power Systems, LLC (“GPS”) that we acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) that we acquired in August 2004 and Southern Maryland Cable, Inc. (“SMC”) that we acquired in July 2003. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the energy market for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities. Through VLI, we develop, manufacture and distribute premium nutritional products.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, valuation of net deferred tax assets, and litigation and contingencies, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, those related to revenue recognition, allowance for doubtful accounts, inventory valuation, intangible assets and provision for income taxes. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies, refer to “Critical Accounting Estimates” included in Item 7 and “Summary of Significant Accounting Policies” (Note 2) included in our Annual Report on Form 10-KSB for the year ended January 31, 2007. As discussed in the notes to the Consolidated Financial Statements, we have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Other than this change, there have been no significant changes to our critical accounting estimates during the three months ended April 30, 2007.

BACKLOG

Backlog represents the total accumulation of new work awarded less the amount of revenue recognized to date on contracts at a specific point in time. We believe backlog is an indicator of future earnings potential. Although backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce backlog and future revenue. We have a significant number of customers that consistently extend or add to the scope of existing contracts. We do not include any estimate of this ongoing work in backlog until awarded.

At April 30, 2007, the Company had entered into power industry service contracts for the construction of seven facilities, representing a total backlog of $204 million compared to contracts of six facilities representing a total backlog of $171 million at January 31, 2007. Management anticipates these facilities will be completed at various dates through fiscal year 2009.

CONSOLIDATED RESULTS OF OPERATIONS
The following summarizes the results of our operations for the three months ended April 30, 2007 compared to the three months ended April 30, 2006.

	Three months Ended April 30,
	2007	2006
Net sales
Power industry services	$43,354,000	$--
Nutraceutical products	4,949,000	5,829,000
Telecom infrastructure services	2,129,000	3,133,000
Net sales	50,432,000	8,962,000
Cost of sales
Power industry services	43,245,000	--
Nutraceutical products	4,166,000	4,386,000
Telecom infrastructure services	1,843,000	2,323,000
Gross profit	1,178,000	2,253,000
Selling, general and administrative expenses	4,561,000	1,976,000
(Loss) income from operations	(3,383,000)	277,000
Interest expense	(204,000)	(261,000)
Other income, net	633,000	2,000
(Loss) income before income taxes	(2,954,000)	18,000
Income tax benefit (expense)	939,000	(36,000)
Net loss	$(2,015,000)	$(18,000)
Basic and diluted loss per share	$(0.18)	$--
Weighted average shares outstanding - basic and diluted	11,094,000	3,814,000

Comparison of the Results of Operations for the three months ended April 30, 2007 to the Results of Operations for the three months ended April 30, 2006.

Net Sales
Net sales of power industry services were $43.4 million for the three months ended April 30, 2007, compared to no sales for power industry services for the three months ended April 30, 2006. The increase in net sales of power industry services is due to the acquisition of GPS on December 8, 2006.

Net sales of nutraceutical products were $4.9 million for the three months ended April 30, 2007, compared to net sales of nutraceutical products of $5.8 million for the three months ended April 30, 2006. The decrease in net sales of nutraceutical products of $880,000 or 15% is due primarily to decreased sales to two of VLI’s largest customers, Tri Vita Corporation and Rob Reiss Companies which was offset in part by sales increases to Cyberwize.com and Renew for Life.

Net sales of telecommunications infrastructure services were $2.1 million for the three months ended April 30, 2007 compared to $3.1 million for the three months ended April 30, 2006. A decrease in net sales of telecommunications infrastructure services of $1.0 million or 32%. The decrease is due primarily to decreased revenues for services to SMC’s three largest customers, Verizon Communications, Inc., Southern Maryland Electrical Cooperative, Electronic Data Systems, Corp. Sales decreased due to current lower contractual levels of activity with each of SMC’s major customers. (See discussion on seasonality below.)

Cost of Sales
For the three months ended April 30, 2007, cost of sales for power industry services were $43.2 million or 99.8% of net sales for power industry services compared to no cost of sales related to power industry services for the three months ended April 30, 2006. The increase is due to the acquisition of GPS on December 8, 2006.

For the three months ended April 30, 2007, cost of sales for nutraceutical products were $4.2 million or 84.2% of net sales for nutraceutical products compared to $4.4 million or 75.2% of net sales for nutraceutical products for the three months ended April 30, 2006. VLI experienced a higher percentage of cost of sales during the three months ended April 30, 2007 due to product mix among customers resulting from lower margin customers having an increased share of total sales.

For the three months ended, April 30, 2007, cost of sales for telecommunications infrastructure services was $1.8 million or 86.6% of net sales of telecommunications infrastructure services compared to $2.3 million or 74.2% of net sales for telecommunications infrastructure services for the three months ended April 30, 2006. SMC experienced an increase in percentage of cost of sales due to lower margin on certain outside plant projects. The increase in cost of sales as a gross margin percentage is due to unchanged fixed costs compared to lower sales for the quarter.

Gross Profit
During the three months ended April 30, 2007, the Company experienced an unexpected increase in costs related to one of the GPS contracts. Unexpected costs include labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, and engineering issues resulting in considerable rework and additional materials. The Company anticipates that upon completion the contract which is 95% complete at April 30, 2007, will incur a forecasted loss of approximately $4.1 million, of which as of April 30, 2007 $3.9 million has been recognized, primarily during the three months ended April 30, 2007. The remaining amount has been accrued as a liability at April 30, 2007. At January 31, 2007, the project was estimated to be 90% complete with a forecasted gross margin of approximately $1.4 million. The Company has recorded an estimated loss for this contract as of April 30, 2007 and January 31, 2007 of $189,000 and zero, respectively.

Selling, General and Administrative Expenses
For the three months ended April 30, 2007, selling, general and administrative expenses were approximately $4.6 million or 9.0% of consolidated net sales compared to approximately $2.0 million or 22% of consolidated net sales for the three months ended April 30, 2006. An increase of $2.6 million in expenses was due primarily to the acquisition of GPS which was acquired on December 8, 2006 and had approximately $2.8 million in selling, general and administrative expenses for the three months ended April 30, 2007 due primarily to amortization of purchased intangibles totaling $1.7 million.

Other Income, Net
We had other income, net of $633,000 for the three months ended April 30, 2007 compared to other income, net of $2,000 for the three months ended April 30, 2006. Other income increased primarily due to an increase in interest and investment income from cash and cash equivalents and investments held for sale. We acquired a significant amount of cash and investments held for sale when we acquired GPS on December 8, 2006.

Income Tax Benefit (Expense)
Our consolidated effective income tax benefit rate was 39% for the three months ended April 30, 2007 compared to a 200% effective income tax rate for the three months ended April 30, 2006.

During the three months ended April 30, 2006, the Company recorded amortization of issuance cost for subordinated debt which is treated as permanent difference for income tax reporting purposes.

Comparison of the Unaudited Results of Operations for the three months ended April 30, 2007 to the Unaudited Pro Forma Results of Operations for the three months ended April 30, 2006

The following summarizes the results of our operations for three months ended April 30, 2007 compared to unaudited pro forma results of operations for the three months ended April 30, 2006 as if the acquisition of GPS, the new bank financing of $8.0 million and the private offering of 2,853,335 shares, was completed on February 1, 2006.

The unaudited pro forma statement of operations does not purport to be indicative of the results that would have actually been obtained if the acquisition of GPS occurred on February 1, 2006 or that may be obtained in the future. GPS previously reported its results of operations using a calendar year-end. No material events occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma statements of operations.

	Three Months Ended April 30,
	2007	2006
	unaudited	unaudited
Net sales		(Pro forma)
Power industry services	$43,354,000	$10,156,000
Nutraceutical products	4,949,000	5,829,000
Telecom infrastructure services	2,129,000	3,133,000
Net sales	50,432,000	19,118,000
Cost of sales
General Power Services	43,245,000	10,039,000
Nutraceutical products	4,166,000	4,386,000
Telecom infrastructure services	1,843,000	2,323,000
Gross profit	1,178,000	2,370,000
Selling and general and administrative expenses	4,561,000	2,614,000
Loss from operations	$(3,383,000)	$(244,000)

Net Sales

Net sales of power industry services were $43.4 million for the year ended April 30, 2007, compared to $10.2 million in pro forma net sales of power industry services in the year ended April 30, 2006. The increase in pro forma net sales of power industry services is primarily due to increased sales from new projects started during the year ended January 31, 2007 in Carleton, Nebraska for an ethanol facility, three biodiesel projects and a peaking facility in Wallingford, CT.

Net sales of nutraceutical products were $4.9 million for the three months ended April 30, 2007, compared to net sales of nutraceutical products of $5.8 million for the three months ended April 30, 2006. The decrease in net sales of nutraceutical products of $880,000 or 15% is due primarily to decreased sales to two of VLI’s largest customers, Tri Vita Corporation and Rob Reiss Companies which was offset in part by sales increases to Cyberwize.com and Renew for Life.

Net sales of telecommunications infrastructure services were $2.1 million for the three months ended April 30, 2007 compared to $3.1 million for the three months ended April 30, 2006. A decrease in net sales of telecommunications infrastructure services of $1.0 million or 32%. The decrease is due primarily to decreased revenues for services to SMC’s three largest customers, Verizon Communications, Inc., Southern Maryland Electrical Cooperative, Electronic Data Systems, Corp. Sales decreased due to current lower contractual levels of activity with each of SMC’s major customers. (See discussion on seasonality below.)

Cost of Sales

For the three months ended April 30, 2007, pro forma cost of sales for power industry services were $43.2 million or 99.8% of pro forma net sales for power industry services compared to $10.0 million or 98.9% pro forma net sales related to power industry services for the three months ended April 30, 2006. The increase is due primarily to the net effect of significant changes in the accounting estimate of two construction projects.

For the three months ended April 30, 2007, cost of sales for nutraceutical products were $4.2 million or 84.2% of net sales for nutraceutical products compared to $4.4 million or 75.2% of net sales for nutraceutical products for the three months ended April 30, 2006. VLI experienced a higher percentage of cost of sales during the three months ended April 30, 2007 due to product mix among customers resulting from lower margin customers having an increased share of total sales. The increase in cost of sales as a gross margin percentage is due to unchanged fixed costs compared to lower sales for the quarter.

For the three months ended, April 30, 2007, cost of sales for telecommunications infrastructure services was $1.8 million or 86.6% of net sales of telecommunications infrastructure services compared to $2.3 million or 74.2% of net sales for telecommunications infrastructure services for the three months ended April 30, 2006. SMC experienced an increase in percentage of cost of sales due to lower margin on certain outside plant projects.

Gross Profit
During the three months ended April 30, 2007, the Company experienced an unexpected increase in costs related to one of the GPS contracts. Unexpected costs include labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, and engineering issues resulting in considerable rework and additional materials. The Company anticipates that upon completion the contract which is 95% complete at April 30, 2007, will incur a forecasted loss of approximately $4.1 million, of which as of April 30, 2007 $3.9 million has been recognized, primarily during the three months ended April 30, 2007. The remaining amount has been accrued as a liability at April 30, 2007. At January 31, 2007, the project was estimated to be 90% complete with a forecasted gross margin of approximately $1.4 million. The Company has recorded an estimated loss for this contract as of April 30, 2007 and January 31, 2007 of $189,000 and zero, respectively.

Selling, General and Administrative Expenses

For the three months ended April 30, 2007, selling, general and administrative expenses were approximately $4.6 million or 9.0% of consolidated pro forma net sales compared to approximately $2.6 million or 13.7% of consolidated pro forma net sales for the three months ended April 30, 2006. The increase of $1.9 million in expenses was due primarily to amortization of purchased intangibles related to GPS.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

We had working capital of $12.1 million at April 30, 2007 compared to working capital of $12.5 million at January 31, 2007. This decrease is due primarily to an increase in billings in excess of cost and earnings. Cash and cash equivalents as of April 30, 2007 were $32.6 million compared to $25.4 million as of January 31, 2007. We also have an available balance of $4.3 million under our financing arrangements with the Bank.

Cash Flows

Net cash provided by operations for the three months ended April 30, 2007, was $7.4 million compared with $783,000 of cash provided by operations for the three months ended April 30, 2006 primarily due to the collection of receivables from five GPS projects.

The Company’s non-cash expenses increased during the three months ended April 30, 2007 compared to the three months ended April 30, 2006. Depreciation and amortization increased by $77,000 to $324,000 for the three months ended April 30, 2007 from $247,000 for the same period one year ago. Amortization of purchased intangibles increased by $1.7 million to $2.0 million for the three months ended April 30, 2007 from $331,000 for the three months ended April 30, 2006. All of the aforementioned increases in non-cash expenses are primarily due to the acquisition of GPS.

During the three months ended April 30, 2007, estimated earnings in excess of billings provided cash of $7.9 million, primarily due to payments received on several construction projects. The estimated earnings in excess of billings were due to the large power industry services contract ongoing in Carleton, Nebraska.

During the three months ended April 30, 2007, net cash provided by investing activities was $476,000 compared to net cash used in investing activities of $270,000 for the three months ended April 30, 2006. The increase is the result of proceeds received from the sale of investments and a decrease in budgeted purchases of property, plant and equipment.

For the three months ended April 30, 2007, net cash used in financing activities was $649,000 compared to $425,000 used in financing activities for the three months ended April 30, 2006. The increase is the result of an increase in principal payments on debt due to the amended financing arrangements established in December 2006 at the time of the GPS acquisition.

The financing arrangements provide for the measurement at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period) of certain financial covenants including requiring that the ratio of total funded debt to EBITDA not to exceed 2.25 to 1 for the year ending January 31, 2007 and not to exceed 2 to 1 for future quarters, requiring a fixed charge coverage ratio of not less than 1.25 to 1, and requiring the ratio of senior funded debt to EBITDA not to exceed 1.75 to 1 for the year ended January 31, 2007 and not to exceed 1.50 to 1 for future quarters. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements.

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

At April 30, 2007, the Company was in compliance with the covenants of its amended financing arrangements.

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

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

We present Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to provide investors with a supplemental measure of our operating performance. The following table shows the calculation of EBITDA:

	Three months ended April 30,
	2007	2006
Net loss	$(2,015,000)	$(18,000)
Interest expense and amortization of Subordinated debt issuance costs	204,000	261,000
Tax (benefit) expense	(939,000)	36,000
Depreciation and amortization	324,000	247,000
Amortization of intangible assets	2,064,000	331,000
EBITDA	$(362,000)	$857,000

Management uses EBITDA, a non-GAAP financial measure, for planning purposes, including the preparation of operating budgets and to determine appropriate levels of operating and capital investments. Management also believes that EBITDA provides additional insight for analysts and investors in evaluating the Company's financial and operational performance and in assisting investors in comparing the Company's financial performance to those of other companies in the Company's industry. However, EBITDA is not intended to be an alternative to financial measures prepared in accordance with GAAP and should not be considered in isolation from our GAAP results of operations. Pursuant to the requirements of SEC Regulation G, a detailed reconciliation between the Company's GAAP and non-GAAP financial results is provided above and investors are advised to carefully review and consider this information as well as the GAAP financial results that are disclosed in the Company's SEC filings.

Customers

During the three months ended April 30, 2007, the majority of our revenues were provided by a broad range of engineering, procurement and construction services to the power industry. Certain of our more significant customer relationships included six power industry service customers, Renewable Bio Fuels, Port Neches (RBF), ALTRA Nebraska, LLC (ALTRA), Green Earth Fuels of Houston, LLC (GEF), CMEEC - Pierce Repowering (PR), Roseville Energy Park (REP) and GEF Houston #2 (GEF2). RBF, ALTRA, GEF, PR, REP, and GEF2 accounted for 17.3%, 16.6%, 16.6%, 14.3%, 10.0% and 9.9% of consolidated net sales for the three months ended April 30, 2007. Total revenues from power industry services accounted for 86% of consolidated net sales. In addition, we had sales from VLI, who provides nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry. VLI sales accounted for 10% of revenues. No customer at VLI contributed more than 2% to our revenues. SMC provided services to telecommunications and utility customers as well as to the Federal Government, which accounted for in the aggregate, 4% of revenues.

During the three months ended April 30, 2006, we did not have revenues from the power industry. Revenues consisted of sales from the nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with EDS. Certain of our more significant customers during the three months ended April 30, 2006 were with TriVita corporation (TVC), Rob Reiss Companies (RRC), Verizon Communications, Inc. (VZ), Southern Maryland Electrical Cooperative (SMECO), EDS, CyberWize.com, Inc. (C) and Orange Peel Enterprises, Inc. (OPE). TVC, RRC, C and OPE are VLI customers. SMC’s significant customers are VZ, SMECO, and EDS. TVC, RRC, C and OPE accounted for approximately 22%, 13%, 6% and 5% of consolidated net sales during the three months ended April 30, 2006. VZ, SMECO and EDS accounted for approximately 11%, 11% and 6% of consolidated net sales during the three months ended April 30, 2006. Combined TVC, RRC, VZ, SMECO, EDS, C and OPE accounted for approximately 74% of consolidated net sales during the three months ended April 30, 2006.

Seasonality

The Company's power industry services and telecom infrastructure services operations are expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on construction and outside plant activities as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

RECENT ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company plans to adopt FAS 157 on February 1, 2008, as required. The adoption of FAS 157 is not expected to have a material impact the Company’s financial condition and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of FAS 159 will be effective for the Company beginning February 1, 2008. The Company does not expect FAS 159 to have a significant impact on the consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used any material derivative financial instruments during the three months ended April 30, 2007 and 2006. We are exposed to market risk for changes in interest rates for borrowings under the new financing arrangements as discussed above. Borrowings under the financing arrangement bear interest at LIBOR plus an additional margin and therefore are subject to fluctuations in interest rates.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This case was scheduled for trial on April 10, 2007. On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC has filed a notice of appeal and the Company will vigorously contest WFC’s appeal.

Although the Company has reviewed WFC’s claim and believes that substantially all of the claims are without merit, the Company has recorded an accrual of approximately $100,000 and $286,000 at April 30, 2007 and January 31, 2007, respectfully, for subsequent legal services and estimated legal fees related to potential ongoing legal costs of the WFC claim that it considers to be probable and that can be reasonably estimated. It is possible however, that the ultimate resolution of WFC’s claim could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the other current claims and proceedings will have a material effect on the Company’s consolidated financial statements.

ITEM 1A.    RISK FACTORS

Our Annual Report on Form 10-KSB for the year ended January 31, 2007, under Item 1 Description of Business, Risk Factors includes a detailed discussion of our risk factors. There have been no material revisions to the Risk Factors as filed in our Annual Report Form 10-KSB for the year ended January 31, 2007.

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
18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

ARGAN, INC.

June 12, 2007	By:	/s/ Rainer Bosselmann
Rainer Bosselmann
Chairman of the Board and Chief Executive Officer

June 12, 2007	By:	/s/ Arthur F. Trudel
Arthur F. Trudel
Senior Vice President, Chief Financial Officer and Secretary