Form 10-Q
period 2007-07-31
ARGAN INC
filed 2007-09-12
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

or

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

____________________________________
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☑

Common Stock, par value $0.15 per share, outstanding at September 12, 2007: 11,094,012.

ARGAN, INC.

ARGAN, INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	July 31,	January 31,
	2007	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$49,140,000	$25,393,000
Accounts receivable, net of allowance for doubtful accounts of $88,000
at 7/31/07 and $137,000 at 1/31/2007	30,397,000	23,030,000
Receivable from affiliated entity	-	155,000
Investments available for sale	-	2,283,000
Escrowed cash	15,034,000	15,031,000
Estimated earnings in excess of billings	3,919,000	12,003,000
Current deferred tax asset	435,000	-
Inventories, net of reserves of $143,000 at 07/31/2007 and $104,000
at 01/31/2007	2,442,000	2,387,000
Prepaid expenses and other current assets	1,512,000	643,000
TOTAL CURRENT ASSETS	102,879,000	80,925,000
Property and equipment, net of accumulated depreciation of
$2,922,000 at 7/31/2007 and $2,379,000 at 1/31/2007	2,887,000	3,250,000
Other assets	235,000	313,000
Goodwill	23,981,000	23,981,000
Other intangible assets, net	8,572,000	12,661,000
TOTAL ASSETS	$138,554,000	$121,130,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$33,020,000	$44,248,000
Due to affiliates	-	7,000
Accrued expenses	6,794,000	5,873,000
Estimated loss on uncompleted contracts	74,000	-
Billings in excess of cost and earnings	46,223,000	15,705,000
Current portion of long-term debt	2,584,000	2,586,000
TOTAL CURRENT LIABILITIES	88,695,000	68,419,000
Deferred income tax liability	495,000	1,471,000
Other liabilities	21,000	14,000
Long-term debt	5,423,000	6,715,000
TOTAL LIABILITIES	94,634,000	76,619,000
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.15 per share;
30,000,000 shares authorized; 11,097,245 shares
issued and 11,094,012 shares outstanding
at 7/31/2007 and 1/31/2007	1,664,000	1,664,000
Warrants outstanding	849,000	849,000
Additional paid-in capital	57,285,000	57,190,000
Accumulated other comprehensive loss	(13,000)	(8,000)
Accumulated deficit	(15,832,000)	(15,151,000)
Treasury stock at cost; 3,233 shares at 7/31/2007 and 1/31/2007	(33,000)	(33,000)
TOTAL STOCKHOLDERS' EQUITY	43,920,000	44,511,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$138,554,000	$121,130,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Net sales
Power industry services	$45,599,000	$-	$88,953,000	$-
Nutraceutical products	5,036,000	5,211,000	9,985,000	11,040,000
Telecom infrastructure services	2,502,000	3,349,000	4,631,000	6,482,000
Net Sales	53,137,000	8,560,000	103,569,000	17,522,000
Cost of sales
Power industry services	40,590,000	-	83,835,000	-
Nutraceutical products	4,122,000	3,940,000	8,288,000	8,326,000
Telecom infrastructure services	1,858,000	2,678,000	3,701,000	5,001,000
Gross profit	6,567,000	1,942,000	7,745,000	4,195,000

Selling, general and administrative expenses	4,773,000	1,944,000	9,334,000	3,920,000
(Loss) income from operations	1,794,000	(2,000)	(1,589,000)	275,000

Interest expense and amortization of
subordinated debt issuance costs	181,000	216,000	385,000	477,000
Interest Income	(653,000)	(1,000)	(1,286,000)	(3,000)
(Loss) income from operations before
income taxes	2,266,000	(217,000)	(688,000)	(199,000)
Income tax benefit (expense)	(932,000)	62,000	7,000	26,000
Net income (loss)	$1,334,000	$(155,000)	$(681,000)	$(173,000)

Earnings per share:
Basic earnings per share	$0.12	$(0.03)	$(0.06)	$(0.04)
Diluted earnings per share	$0.12	$(0.03)	$(0.06)	$(0.04)
Weighted average number of shares:
Basic	11,094,000	4,549,000	11,094,000	4,179,000
Diluted	11,196,000	4,549,000	11,094,000	4,179,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months ended July 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(681,000)	$(173,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and other amortization	644,000	518,000
Amortization of debt issuance costs	-	257,000
Amortization of purchased intangibles	4,089,000	660,000
Deferred income taxes	(1,411,000)	(246,000)
Non-cash stock option compensation expense	100,000	80,000
Gain on sale of property and equipment	9,000	8,000
Gain on sale of investments	11,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(7,212,000)	(537,000)
Restricted cash for surety bond	(3,000)	-
Estimated earnings in excess of billings	8,084,000	94,000
Inventories, net	(55,000)	543,000
Prepaid expenses and other current assets	(869,000)	(337,000)
Accounts payable and accrued expenses	(10,307,000)	164,000
Billings in excess of cost and earnings	30,518,000	7,000
Due from affiliates	(7,000)	(99,000)
Estimated loss on uncompleted contracts	74,000	-
Other	(9,000)	14,000
Net cash provided by operating activities	22,975,000	953,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investments	2,272,000	-
Proceeds from sale of property and equipment	18,000	4,000
Purchases of property and equipment	(224,000)	(612,000)
Net cash provided by (used in) investing activities	2,066,000	(608,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock	-	1,863,000
Proceeds from debt	3,292,000	2,855,000
Principal payments on debt	(4,586,000)	(3,107,000)
Principal payments on subordinated note due former owner of
Vitarich Laboratories, Inc.	-	(1,800,000)
Net cash (used in) provided by financing activities	(1,294,000)	1,611,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,747,000	1,956,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,393,000	5,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$49,140,000	$1,961,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest and income taxes is as follows:
Interest	$729,000	$128,000
Income taxes	$2,700,000	$8,000
Non-cash investing and financing activities are as follows:
Net increase in fair value of interest rate swaps	$9,000	$-

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1- DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business

Argan, Inc. (AI or the Company) conducts its operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (GPS) which was acquired in December 2006, Vitarich Laboratories, Inc. (VLI) which was acquired in August 2004, and Southern Maryland Cable, Inc. (SMC) which was acquired in July 2003. Through GPS, the Company provides a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the power energy market for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, the Company develops, manufactures and distributes premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers, as well as to electric utilities primarily in the Mid-Atlantic region.

AI operates in three reportable segments.

Basis of presentation

The condensed consolidated balance sheet as of July 31, 2007, the condensed consolidated statements of operations for the three and six months ended July 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the six months ended July 31, 2007 and 2006 are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2007 and the results of its operations and its cash flows for the interim periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

NOTE 2 - RECENT ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company plans to adopt FAS 157 on February 1, 2008, as required. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial condition and results of operations.

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

NOTE 3 - ESTIMATED LOSS ON UNCOMPLETED CONTRACTS

During the six months ended July 31, 2007, the Company experienced an unexpected increase in costs related to one of the GPS contracts. Unexpected costs included labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, and engineering issues resulting in considerable rework and additional materials. The Company anticipates, that upon completion of the contract, which is 99% complete at July 31, 2007, it expects to incur a loss of approximately $8.2 million, which as of July 31, 2007, has been recognized. The Company has recorded an estimated loss for this contract as of July 31, 2007 of $74,000.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration, and other factors in evaluating net realizable value.

Inventories consist of the following:

	July 31, 2007	January 31, 2007
Raw materials	$2,285,000	$2,264,000
Work-in process	145,000	100,000
Finished goods	155,000	127,000
Less: Reserves	(143,000)	(104,000)
Inventories, net	$2,442,000	$2,387,000

NOTE 5- INTANGIBLE ASSETS

The Company’s intangible assets consist of the following at July 31, 2007:

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets Being Amortized:
Contractual Customer Relationships - VLI & SMC	5-7 years	$2,854,000	$1,715,000	$1,139,000
Customer Relationships - GPS	1-2 years	6,678,000	4,209,000	2,469,000
Proprietary Formulas - VLI	3 years	1,813,000	1,775,000	38,000
Non-Compete Agreement - GPS & VLI	5 years	2,334,000	1,118,000	1,216,000
Trade Name - GPS	15 years	3,643,000	157,000	3,486,000
Intangible Assets Not Being Amortized:
Trade Name - SMC	Indefinite	224,000	—	224,000
Total other intangible assets		$17,546,000	$8,974,000	$8,572,000

Goodwill	Indefinite	$23,981,000	$—	$23,981,000

Amortization expense totaling $4,089,000 for the six months ended July 31, 2007, consisted of $3,505,000, $230,000, $232,000 and $122,000 for Contractual Customer Relationships, Proprietary Formulas, Non-Compete Agreement and Trade Name, respectively. Amortization expense totaling $660,000 for the six months ended July 31, 2006, consisted of $251,000, $229,000 and $180,000 for Contractual Customer Relationships, Proprietary Formulas and Non-Compete Agreement, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leases administrative, manufacturing and warehouse facilities for VLI from an individual who was the former officer and shareholder of VLI. The lease costs through March 2007, the date of his termination, are included as related party expenses below. SMC’s administrative and maintenance facilities were rented from a former officer through July 2006. The total expense under these arrangements was $45,000 for the six months ended July 31, 2007, and $64,000 and $140,000 for the three and six months ended July 31, 2006, respectively.

The Company entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to the Company and the Company committed to purchase on an as-needed basis, certain organic products. VLI made $47,000 in purchases under the supply agreement through March 2007, the date that the former officer and shareholder of VLI was terminated and $38,000 and $55,000 in purchases under the supply agreement for the three and six months ended July 31, 2006, respectively.

The Company also sold its products in the normal course of business to an entity in which the former officer and owner of VLI has an ownership interest. VLI had approximately $117,000 in sales with this entity through the aforementioned termination in March 2007, and $157,000 and $286,000 in sales with this entity for the three and six months ended July 31, 2006, respectively. At July 31, 2007 and January 31, 2007, the previously affiliated entity owed $156,000 and $155,000, respectively, to VLI.

NOTE 7 - DEBT

On December 11, 2006, Argan amended its financing arrangements with the Bank. The amended financing arrangement includes an amended 3-year term loan for VLI in the amount of $1.4 million with interest at LIBOR (5.32% at July 31, 2007) plus 3.25%; a new 4-year term loan that was used to acquire GPS in the amount of $8.0 million with interest at LIBOR plus 3.25%; and a revolving loan with a maximum amount of $4.25 million available until May 31, 2008, with interest at LIBOR plus 3.25%.

The financing arrangements provide for measurement at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period) of certain financial covenants including requiring that the ratio of total funded debt to EBITDA not to exceed 2.25 to 1 for the year ending January 31, 2007 and not to exceed 2 to 1 for future quarters, requiring a fixed charge coverage ratio of not less than 1.25 to 1, and requiring the ratio of senior funded debt to EBITDA not to exceed 1.75 to 1 for the year ended January 31, 2007 and not to exceed 1.50 to 1 for future quarters. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements.

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

At July 31, 2007, the Company was in compliance with the covenants of its amended financing arrangements.

NOTE 8 - INCOME TAXES

The estimated effective income tax rate for the six months ended July 31, 2007 was 1%. For the six months ended July 31, 2006, the effective income tax benefit rate was 13%.

The Company’s income tax benefit for the six months ended July 31, 2007 and 2006 differs from the “expected” tax benefit computed by applying the U.S. Federal corporate income tax rate of 34% to the loss from operations before income taxes for the six months ended July 31, 2007 and 2006.

	2007	2006
Computed “expected” tax benefit	$234,000	$68,000
Increase (decrease) resulting from:
State income taxes, net	(203,000)	(16,000)
Permanent differences	(24,000)	(26,000)
	$7,000	$26,000

During the six months ended July 31, 2007, the Company’s effective tax benefit rate was impacted by its inability to utilize certain current operating losses for state income tax reporting purposes.

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

NOTE 9 - STOCK BASED COMPENSATION

The Company has a stock option plan which was established in August 2001 (Plan). Under the Plan, the Company’s Board of Directors may grant stock options to officers, directors and key employees. In June 2007, the Shareholders voted to amend the Plan to authorize the grant of options for up to 650,000 shares of the Company’s common stock.

Stock options granted may be “Incentive Stock Options” (“ISOs”) or “Nonqualified Stock Options” (NSOs”). ISOs have an exercise price at least equal to the stock’s fair market value at the date of grant, a ten year term and vest and become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price equal to the stock’s fair market value at the date of grant or at a price other than the stock’s fair market value at the date of grant and have up to a ten year term, and vest and become fully exercisable as determined by the Board.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended July 31,
	2007	2006
Dividend yield	—	—
Expected volatility	71%	57%
Risk-free interest rate	4.85%	5.11%
Expected life in years	5	5

A summary of stock option activity under the Plan during the six months ended July 31, 2007 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at January 31, 2007	244,000	$4.20
Granted	107,000	$6.27
Exercised	—
Forfeited or expired	(3,000)	$7.79
Outstanding at July 31, 2007	348,000	$4.81	5.7	$962,000
Vested or expected to vest July 31, 2007	348,000	$4.81	5.7	$962,000
Exercisable at July 31, 2007	225,000	$4.05	7.7	$411,000

The per share weighted average grant date fair value of options granted during the six months ended July 31, 2007 and 2006 was $4.61 and $1.34, respectively. No options were exercised during the six months ended July 31, 2007 and 2006. At July 31, 2007, there was $444,000 unrecognized compensation cost related to stock options granted under the Plan. The weighted-average period over which the compensation expense for these awards is expected to be recognized is through June 2008.

A summary of the status of the Company’s nonvested shares as of July 31, 2007, and changes during the year then ended, is present below:

	Shares	Aggregate Intrinsic Value
Nonvested at January 31, 2007	16,000
Granted	107,000
Vested	—
Forfeited	—
Nonvested at July 31, 2007	123,000	$4.50

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

At July 31, 2007, there were 874,000 shares of the Company’s common stock available for issuance upon exercise of stock options and warrants.

NOTE 10 - INCOME (LOSS) PER SHARE

Basic and diluted net loss per share information is presented in accordance with SFAS No. 128, Earnings Per Share. Basic loss per share is calculated by dividing the net loss attributable to common shares outstanding which includes common stock equivalents. The Company’s common stock equivalents consist of outstanding stock options and warrants.

Weighted average shares outstanding used in the calculation of earnings per share:

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Net Income (Loss)	$1,334,000	$(155,000)	$(681,000)	$(173,000)
Weighted average number of shares outstanding - basic	11,094,000	4,549,000	11,094,000	4,179,000
Effect of the increase of stock options and warrants	102,000	-	-	-
Weighted average number of shares outstanding - diluted	11,196,000	4,549,000	11,094,000	4,179,000
Basic Income (Loss) Per Share	$0.12	$(0.03)	$(0.06)	$(0.04)
Diluted Income (Loss) Per Share	$0.12	$(0.03)	$(0.06)	$(0.04)
Shares excluded from the computation of diluted weighted average number of shares, since their inclusion would be anti-dilutive	-	4,000	100,000	2,000

NOTE 11 - SEGMENT REPORTING

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

The following information is for the three months ended July 31, 2007, except for total assets and goodwill which is as of July 31, 2007:

	Power Industry Services	Nutraceutical Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$45,599,000	$5,036,000	$2,502,000	—	$53,137,000
Cost of sales	40,590,000	4,122,000	1,858,000	—	46,570,000
Gross profit	5,009,000	914,000	644,000	—	6,567,000

Selling, general and administrative expenses	2,553,000	1,015,000	340,000	865,000	4,773,000
Income (loss) from operations	2,456,000	(101,000)	304,000	(865,000)	1,794,000
Interest expense	(149,000)	(141,000)	(7,000)	116,000	(181,000)
Other income, net	722,000	—	10,000	(79,000)	653,000

Income (loss) before income taxes	$3,029,000	$(242,000)	$307,000	$(828,000)	2,266,000

Income tax expense					932,000

Net Income					$1,334,000
Depreciation and amortization	$41,000	$149,000	$126,000	$4,000	$320,000
Amortization of intangibles	$1,695,000	$304,000	$26,000	—	$2,025,000
Goodwill	$16,476,000	$6,565,000	$940,000	—	$23,981,000
Total Assets	$116,531,000	$14,850,000	$4,484,000	$2,689,000	$138,554,000
Fixed asset additions	—	$39,000	$85,000	—	$124,000

The following information is for the six months ended July 31, 2007, except for total assets and goodwill which is as of July 31, 2007:

	Power Industry Services	Nutraceutical Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$88,953,000	$9,985,000	$4,631,000	—	$103,569,000
Cost of sales	83,835,000	8,288,000	3,701,000		95,824,000
Gross profit	5,118,000	1,697,000	930,000		7,745,000
Selling, general and administrative expenses	5,105,000	2,185,000	698,000	1,346,000	9,334,000
(Loss) income from operations	13,000	(488,000)	232,000	(1,346,000)	(1,589,000)
Interest expense	(316,000)	(176,000)	(9,000)	116,000	(385,000)
Other income, net	1,348,000	—	10,000	(72,000)	1,286,000
(Loss) income before income taxes	$1,045,000	$(664,000)	$233,000	$(1,302,000)	(688,000)
Income tax benefit					7,000
Net loss					($681,000)
Depreciation and amortization	$94,000	$293,000	$249,000	$8,000	$644,000
Amortization of intangibles	$3,428,000	$609,000	$52,000	—	$4,089,000
Goodwill	$16,476,000	$6,565,000	$940,000	—	$23,981,000
Total Assets	$116,531,000	$14,850,000	$4,484,000	$2,689,000	$138,554,000
Fixed asset additions	$4,000	$124,000	$96,000	—	$224,000

The following information is for the three months ended July 31, 2006, except for total assets and goodwill which is as of July 31 2006:

	Nutraceutical Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$5,211,000	$3,349,000	$—	$8,560,000
Cost of sales	3,940,000	2,678,000	—	6,618,000
Gross profit	1,271,000	671,000	—	1,942,000
Selling, general and administrative expenses	1,070,000	424,000	450,000	1,944,000
Income (loss) from operations	201,000	247,000	(450,000)	(2,000)
Interest expense and amortization of subordinated debt issuance costs	81,000	10,000	125,000	216,000
Other income, net	—	1,000	—	1,000
Income (loss) before income taxes	$120,000	$238,000	$(575,000)	(217,000)
Income tax benefit				62,000
Net loss				$(155,000)
Depreciation and amortization	$139,000	$119,000	$141,000	$399,000
Amortization of intangibles	$304,000	$25,000	$—	$329,000
Goodwill	$6,565,000	$940,000	$—	$7,505,000
Total assets	$17,315,000	$5,427,000	$418,000	$23,160,000
Fixed asset additions	$93,000	$238,000	$8,000	$339,000

The following information is for the six months ended July 31, 2006, except for total assets and goodwill which is as of July 31 2006:

	Nutraceutical Products	Telecom Infrastructure Services	Other		Consolidated
Net sales	$11,040,000	$6,482,000		$—	$17,522,000
Cost of sales	8,326,000	5,001,000		—	13,327,000
Gross profit	2,714,000	1,481,000		—	4,195,000
Selling, general and administrative expenses	2,157,000	838,000		925,000	3,920,000
Income (loss) from operations	557,000	643,000		(925,000)	275,000
Interest expense and amortization of subordinated debt issuance costs	208,000	29,000		240,000	477,000
Other income, net	—	3,000		—	3,000
Income (loss) before income taxes	$349,000	$617,000		$(1,165,000)	(199,000)
Income tax benefit					26,000
Net loss					$(173,000)
Depreciation and amortization	$273,000	$231,000		$271,000	$775,000
Amortization of intangibles	$609,000	$51,000	$	$ —	$660,000
Goodwill	$6,565,000	$940,000	$	$ —	$7,505,000
Total assets	$17,315,000	$5,427,000		$418,000	$23,160,000
Fixed asset additions	$189,000	$415,000		$8,000	$612,000

NOTE 12 - CONTINGENCIES

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

Although the Company has reviewed WFC’s claim and believes that substantially all of the claims are without merit, the Company has recorded an accrual of approximately $100,000 and $286,000 at July 31, 2007 and January 31, 2007, respectfully, for subsequent legal services and estimated legal fees related to potential ongoing legal costs of the WFC claim that it considers to be probable and that can be reasonably estimated. It is possible however, that the ultimate resolution of WFC’s claim could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

On August 27, 2007, Kevin Thomas filed a lawsuit against the Company, VLI and Rainer Bosselmann in the Circuit Court of Florida. Mr. Thomas was the former owner of VLI and alleges that the Company has breached various agreements with, and violated its fiduciary duty to him. The Company believes that Mr. Thomas’ claims are groundless, that it has defenses to those claims and that it intends to contest his charges vigorously. The Company believes that Mr. Thomas has previously executed releases of many of his claims. In addition, the Company believes it has significant counterclaims against Mr. Thomas.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2007, and the results of operations for the three and six months ended July 31, 2007 and 2006, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007 filed with the Securities and Exchange Commission on April 26, 2007.

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, those related to our allowance for doubtful accounts, inventory valuation, and whether there has been an impairment to our long lived assets and intangibles. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

As discussed in the Note 8 to the Condensed Consolidated Financial Statements, we have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Other than this change, there have been no significant changes to our critical accounting estimates during the six months ended July 31, 2007.

For a more detailed explanation of the judgments made in these areas and a discussion of our accounting estimates and policies, refer to “Critical Accounting Policies” included in Item 6 and “Summary of Significant Accounting Policies” (Note 2) included in our Annual Report on Form 10-KSB for the year ended January 31, 2007.

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

At July 31, 2007, the Company had entered into power industry service contracts for the construction of seven facilities, representing a total backlog of $205 million compared to contracts of six facilities representing a total backlog of $171 million at January 31, 2007. Management anticipates these facilities will be completed at various dates through fiscal year 2009.

CONSOLIDATED RESULTS OF OPERATIONS
The following summarizes the results of our operations for the three and six months ended July 31, 2007 compared to the three and six months ended July 31, 2006.

ARGAN, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Net sales
Power industry services	$45,599,000	$-	$88,953,000	$-
Nutraceutical products	5,036,000	5,211,000	9,985,000	11,040,000
Telecom infrastructure services	2,502,000	3,349,000	4,631,000	6,482,000
Net Sales	53,137,000	8,560,000	103,569,000	17,522,000
Cost of sales
Power industry services	40,590,000	-	83,835,000	-
Nutraceutical products	4,122,000	3,940,000	8,288,000	8,326,000
Telecom infrastructure services	1,858,000	2,678,000	3,701,000	5,001,000
Gross profit	6,567,000	1,942,000	7,745,000	4,195,000

Selling, general and administrative expenses	4,773,000	1,944,000	9,334,000	3,920,000
(Loss) income from operations	1,794,000	(2,000)	(1,589,000)	275,000

Interest expense and amortization of
subordinated debt issuance costs	181,000	216,000	385,000	477,000
Interest Income	(653,000)	(1,000)	(1,286,000)	(3,000)
(Loss) income from operations before
income taxes	2,266,000	(217,000)	(688,000)	(199,000)
Income tax benefit (expense)	(932,000)	62,000	7,000	26,000
Net income (loss)	$1,334,000	$(155,000)	$(681,000)	$(173,000)

Earnings per share:
Basic earnings per share	$0.12	$(0.03)	$(0.06)	$(0.04)
Diluted earnings per share	$0.12	$(0.03)	$(0.06)	$(0.04)
Weighted average number of shares:
Basic	11,094,000	4,549,000	11,094,000	4,179,000
Diluted	11,196,000	4,549,000	11,094,000	4,179,000

Comparison of the Results of Operations for the three months ended July 31, 2007 to the Results of Operations for the three months ended July 31, 2006.

The following analysis provides information as to the results of our operations since our acquisition of GPS which represents a significant acquisition and the creation of our power industry services segment to our operations prior to this acquisition. Following this analysis, we also present a comparison of our current results to pro forma results as though the acquisition occurred on February 1 2006.

Net Sales

Net sales of power industry services were $45.6 million for the three months ended July 31, 2007. We had no sales to power industry services for the three months ended July 31, 2006.

Net sales of nutraceutical products were $5.0 million for the three months ended July 31, 2007, compared to net sales of nutraceutical products of $5.2 million for the three months ended July 31, 2006. The decrease in net sales of nutraceutical products of $175,000 or 3% is due primarily to decreased sales to one of VLI’s largest customers, which was offset in part by sales increases to a new large customer.

Net sales of telecommunications infrastructure services were $2.5 million for the three months ended July 31, 2007 compared to $3.3 million for the three months ended July 31, 2006 for a decrease in net sales of telecommunications infrastructure services of $847,000 or 25%. The decrease is due primarily to decreased revenues for services to SMC’s three largest customers.

Cost of Sales

For the three months ended July 31, 2007, cost of sales for power industry services were $40.6 million or 89% of net sales for power industry services compared to no cost of sales related to power industry services for the three months ended July 31, 2006.

During the three months ended July 31, 2007, the Company experienced an unexpected increase in costs related to one of the GPS contracts. Unexpected costs include labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, and engineering issues resulting in considerable rework and additional materials. The Company anticipates that upon completion of the contract which is 99% complete at July 31, 2007, it will incur an expected loss of approximately $8.2 million as of July 31, 2007 which has been recognized. The Company has recorded an estimated loss for this contract as of July 31, 2007 of $74,000 for additional costs to be incurred as the project is completed.

For the three months ended July 31, 2007, cost of sales for nutraceutical products were $4.1 million or 81.9% of net sales for nutraceutical products compared to $3.9 million or 75.6% of net sales for nutraceutical products for the three months ended July 31, 2006. VLI experienced a higher percentage of cost of sales during the three months ended July 31, 2007 due to increased cost for raw materials as well as increases in obsolescence reserves for inventory.

For the three months ended, July 31, 2007, cost of sales for telecommunications infrastructure services was $1.9 million or 74.3% of net sales of telecommunications infrastructure services compared to $2.7 million or 80% of net sales for telecommunications infrastructure services for the three months ended July 31, 2006. SMC experienced a decrease in percentage of cost of sales due to higher margin on certain outside plant projects.

Selling, General and Administrative Expenses

For the three months ended July 31, 2007, selling, general and administrative expenses were approximately $4.8 million or 9.0% of consolidated net sales compared to approximately $1.9 million or 23% of consolidated net sales for the three months ended July 31, 2006. An increase of $2.8 million in expenses was due primarily to the acquisition of GPS which was acquired on December 8, 2006 and had approximately $2.6 million in selling, general and administrative expenses for the three months ended July 31, 2007, including the amortization of purchased intangibles totaling $1.7 million.

Interest Income

We had interest income of $653,000 for the three months ended July 31, 2007 compared to interest income of $1,000 for the three months ended July 31, 2006. Interest income increased primarily due to an increase in interest and investment income from cash and cash equivalents and investments held for sale. We acquired a significant amount of cash and investments held for sale when we acquired GPS on December 8, 2006.

Income Tax Benefit (Expense)

Our consolidated effective income tax rate was 41% for the three months ended July 31, 2007 compared to a 29% effective income tax benefit rate for the three months ended July 31, 2006.

During the three months ended July 31, 2006, the Company recorded amortization of issuance cost for subordinated debt which is treated as a permanent difference for income tax reporting purposes.

Comparison of the Results of Operations for the six months ended July 31, 2007 to the Results of Operations for the six months ended July 31, 2006.

Net Sales

Net sales of power industry services were $89 million for the six months ended July 31, 2007. We had no sales of power industry services for the six months ended July 31, 2006. We acquired GPS on December 8, 2006. The increase in net sales of power industry services is due to the acquisition of GPS on December 8, 2006.

Net sales of nutraceutical products were $10 million for the six months ended July 31, 2007, compared to net sales of nutraceutical products of $11 million for the six months ended July 31, 2006. The decrease in net sales of nutraceutical products of $1.1 million or 10% is due primarily to decreased sales to two of VLI’s largest customers, Tri Vita Corporation and Rob Reiss Companies which was offset in part by sales increases to Cyberwise.com, Market America and Renew Life.

Net sales of telecommunications infrastructure services were $4.6 million for the six months ended July 31, 2007 compared to $6.5 million for the six months ended July 31, 2006 for a decrease in net sales of telecommunications infrastructure services of $1.9 million or 29%. The decrease is due primarily to decreased revenues for services to SMC’s three largest customers, Verizon communications, Inc., Southern Maryland Electrical Cooperative, and Electronic Data Systems Corp.

Cost of Sales

For the six months ended July 31, 2007, cost of sales for power industry services were $83.8 million or 94.2% of net sales for power industry services compared to no cost of sales related to power industry services for the six months ended July 31, 2006.

During the six months ended July 31, 2007, the Company experienced an unexpected increase in costs related to one of the GPS contracts. Unexpected costs include labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, and engineering issues resulting in considerable rework and additional materials. The Company anticipates that upon completion of the contract which is 99% complete at July 31, 2007, it will incur an expected loss of approximately $8.2 million as of July 31, 2007 which has been recognized. The Company has recorded an estimated loss for this contract as of July 31, 2007 of $74,000 for additional costs to be incurred as the project is completed.

For the six months ended July 31, 2007, cost of sales for nutraceutical products were $8.3 million or 83% of net sales for nutraceutical products compared to $8.3 million or 75.4% of net sales for nutraceutical products for the six months ended July 31, 2006. VLI experienced a higher percentage of cost of sales during the six months ended July 31, 2007 due to higher raw material costs.

For the six months ended July 31, 2007, cost of sales for telecommunications infrastructure services was $3.7 million or 80% of net sales of telecommunications infrastructure services compared to $5.0 million or 77.2% of net sales for telecommunications infrastructure services for the six months ended July 31, 2006. SMC experienced an increase in percentage of cost of sales due to lower margin on certain outside plant projects.

Selling, General and Administrative Expenses

For the six months ended July 31, 2007, selling, general and administrative expenses were approximately $9.3 million or 9.0% of consolidated net sales compared to approximately $3.9 million or 22% of consolidated net sales for the six months ended July 31, 2006. An increase of $5.4 million in expenses was due primarily to the acquisition of GPS which was acquired on December 8, 2006 and had approximately $5.1 million in selling, general and administrative expenses for the six months ended July 31, 2007, including the amortization of purchased intangibles totaling $3.4 million.

Interest Income

We had interest income of $1.3 million for the six months ended July 31, 2007 compared to interest income of $3,000 for the six months ended July 31, 2006. Interest income increased primarily due to an increase in interest and investment income from cash and cash equivalents and investments held for sale. We acquired a significant amount of cash and investments held for sale when we acquired GPS on December 8, 2006.

Income Tax Benefit

Our consolidated effective income tax benefit rate was 1% for the six months ended July 31, 2007 compared to a 13% effective income tax benefit rate for the six months ended July 31, 2006.

The Company’s income tax benefit for the six months ended July 31, 2007 and 2006 differs from the “expected” tax computed by applying the U.S. Federal corporate income tax rate of 34% to the loss from operations before income taxes for the six months ended July 31, 2007 and 2006.

	2007	2006
Computed “expected” tax benefit	$234,000	$68,000
Increase (decrease) resulting from:
State income taxes, net	(203,000)	(16,000)
Permanent differences	(24,000)	(26,000)
	$7,000	$26,000

During the six months ended July 31, 2007, the Company’s effective tax benefit rate was impacted by its inability to utilize certain current operating losses for state income tax reporting purposes.

CONSOLIDATED RESULTS OF OPERATIONS COMPARED TO PRO FORMA RESULTS

The following summarizes the results of our operations for three and six months ended July 31, 2007 compared to unaudited pro forma results of operations for the three and six months ended July 31, 2006 as if the acquisition of GPS, the new bank financing of $8.0 million and the private offering of 2,853,335 shares, was completed on February 1, 2006.

The unaudited pro forma statement of operations does not purport to be indicative of the results that would have actually been obtained if the acquisition of GPS occurred on February 1, 2006 or that may be obtained in the future. GPS previously reported its results of operations using a calendar year-end. No material events occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma statements of operations. The acquisition of GPS had no impact on the previously reported amounts for our nutraceutical products and telecom infrastructure services segments.

	Three months ended July 31,		Six months ended July 31,
	2007	2006	2007	2006
Net sales
Power industry services	$45,599,000	$22,393,000	$88,953,000	$37,627,000
Nutraceutical products	5,036,000	5,211,000	9,985,000	11,040,000
Telecom infrastructure services	2,502,000	3,349,000	4,631,000	6,482,000
Net sales	53,137,000	30,953,000	103,569,000	55,149,000
Cost of sales
Power industry services	40,590,000	20,171,000	83,835,000	35,229,000
Nutraceutical products	4,122,000	3,940,000	8,288,000	8,326,000
Telecom infrastructure services	1,858,000	2,678,000	3,701,000	5,001,000
Gross profit	6,567,000	4,164,000	7,745,000	6,593,000
Selling and general and administrative expenses	4,773,000	2,686,000	9,334,000	5,369,000
(Loss) income from operations	$1,794,000	$1,478,000	$(1,589,000)	$1,224,000

Comparison of the Unaudited Results of Operations for the three months ended July 31, 2007 to the Unaudited Pro Forma Results of Operations for the three months ended July 31, 2006

Net Sales

Net sales of power industry services were $45.6 million for the three months ended July 31, 2007, compared to $22.4 million of pro forma net sales of power industry services in the three months ended July 31, 2006. The increase in pro forma net sales of power industry services is primarily due to increased sales from new projects started during the year ended January 31, 2007 in Carleton, Nebraska for an ethanol facility, three biodiesel projects and a peaking facility in Wallingford, CT.

Net sales of nutraceutical products were $5.0 million for the three months ended July 31, 2007, compared to net sales of nutraceutical products of $5.2 million for the three months ended July 31, 2006. The decrease in net sales of nutraceutical products of $175,000 or 3% is due primarily to decreased sales to one of VLI’s largest customers, Rob Reiss Companies, which was offset in part by sales increases to Renew Life.

Net sales of telecommunications infrastructure services were $2.5 million for the three months ended July 31, 2007 compared to $3.3 million for the three months ended July 31, 2006 for a decrease in net sales of telecommunications infrastructure services of $847,000 or 25%. The decrease is due primarily to decreased revenues for services to SMC’s three largest customers, Verizon Communications, Inc., Southern Maryland Electrical Cooperative, and Electronic Data Systems Corp.

Cost of Sales

For the three months ended July 31, 2007, pro forma cost of sales for power industry services were $40.6 million or 89% of pro forma net sales for power industry services compared to $20.2 million or 90.1% pro forma net sales related to power industry services for the three months ended July 31, 2006. The increase in the level of construction activity by GPS is the reason for significant dollar increase in cost of sales.

During the three months ended July 31, 2007, the Company experienced an unexpected increase in costs related to one of the GPS contracts. Unexpected costs include labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, and engineering issues resulting in considerable rework and additional materials. The Company anticipates that upon completion of the contract which is 99% complete at July 31, 2007, it will incur an expected loss of approximately $8.2 million as of July 31, 2007 which has been recognized. The Company has recorded an estimated loss for this contract as of July 31, 2007 of $74,000 for additional costs to be incurred as the project is completed.

For the three months ended July 31, 2007, cost of sales for nutraceutical products were $4.1 million or 81.9% of net sales for nutraceutical products compared to $3.9 million or 75.6% of net sales for nutraceutical products for the three months ended July 31, 2006. VLI experienced a higher percentage of cost of sales during the three months ended July 31, 2007 due to increased cost for raw materials as well as increases in obsolescence reserves for inventory.

For the three months ended July 31, 2007, cost of sales for telecommunications infrastructure services was $1.9 million or 74.3% of net sales of telecommunications infrastructure services compared to $2.7 million or 80% of net sales for telecommunications infrastructure services for the three months ended July 31, 2006. SMC experienced a decrease in percentage of cost of sales due to higher margin on certain outside plant projects.

Selling, General and Administrative Expenses

For the three months ended July 31, 2007, selling, general and administrative expenses were approximately $4.8 million or 9.0% of consolidated net sales compared to approximately $2.7 million or 8.7% of consolidated pro forma net sales for the three months ended July 31, 2006. The increase of $2.1 million in expenses was due primarily to amortization of purchased intangibles related to GPS.

Comparison of the Unaudited Results of Operations for the six months ended July 31, 2007 to the Unaudited Pro Forma Results of Operations for the six months ended July 31, 2006.

Net Sales

Net sales of power industry services were $89 million for the six months ended July 31, 2007, compared to net sales of $37.7 million for power industry services for the six months ended July 31, 2006. The increase in net sales of power industry services is due to the GPS starting a number of large projects in the second half of fiscal year 2007 which are ongoing.

Net sales of nutraceutical products were $10 million for the six months ended July 31, 2007, compared to net sales of nutraceutical products of $11 million for the six months ended July 31, 2006. The decrease in net sales of nutraceutical products of $1.1 million or 10% is due primarily to decreased sales to two of VLI’s largest customers, TRI Vita Corporation and Rob Reiss Companies which was offset in part by sales increases to Cyberwise.com, Market America and Renew Life.

Net sales of telecommunications infrastructure services were $4.6 million for the six months ended July 31, 2007 compared to $6.5 million for the six months ended July 31, 2006. A decrease in net sales of telecommunications infrastructure services of $1.9 million or 29%. The decrease is due primarily to decreased revenues for services to SMC’s three largest customers, Verizon Communications, Inc., Southern Maryland Electrical Cooperative, and Electronic Data Systems Corp. Sales decreased due to current lower contractual levels of activity with each of SMC’s major customers.

Cost of Sales

For the six months ended July 31, 2007, cost of sales for power industry services were $83.8 million or 94.2% of net sales for power industry services compared to pro forma cost of sales of $35.2 million or 93.6% of proforma net sales related to power industry services for the six months ended July 31, 2006. The dollar increase in cost of sales is due to the aforementioned projects which GPS has commenced.

During the six months ended July 31, 2007, the Company experienced an unexpected increase in costs related to one of the GPS contracts. Unexpected costs include labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, and engineering issues resulting in considerable rework and additional materials. The Company anticipates that upon completion of the contract which is 99% complete at July 31, 2007, it will incur an expected loss of approximately $8.2 million as of July 31, 2007 which has been recognized. The Company has recorded an estimated loss for this contract as of July 31, 2007 of $74,000 for additional costs to be incurred as the project is completed.

For the six months ended July 31, 2007, cost of sales for nutraceutical products were $8.3 million or 83% of net sales for nutraceutical products compared to $8.3 million or 75.4% of net sales for nutraceutical products for the six months ended July 31, 2006. VLI experienced a higher percentage of cost of sales during the six months ended July 31, 2007 due to higher raw material costs.

For the six months ended July 31, 2007, cost of sales for telecommunications infrastructure services was $3.7 million or 80% of net sales of telecommunications infrastructure services compared to $5.0 million or 77.2% of net sales for telecommunications infrastructure services for the six months ended July 31, 2006. SMC experienced an increase in percentage of cost of sales due to lower margin on certain outside plant projects.

Selling, General and Administrative Expenses

For the six months ended July 31, 2007, selling, general and administrative expenses were approximately $9.3 million or 9.0% of consolidated net sales compared to approximately $5 million or 9.7% of pro forma net sales for the six months ended July 31, 2006. An increase of $4.3 million in expenses was due primarily to the acquisition of GPS which was acquired on December 8, 2006 and had approximately $5.1 million in selling, general and administrative expenses for the six months ended July 31, 2007 due to amortization of purchased intangibles totaling $3.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

We had working capital of $14.2 million at July 31, 2007 compared to working capital of $12.5 million at January 31, 2007. Cash and cash equivalents as of July 31, 2007 were $49.1 million compared to $25.4 million as of January 31, 2007. We also have an available balance of $4.3 million under our financing arrangements with the Bank.

Cash Flows

Net cash provided by operations for the six months ended July 31, 2007, was $22.9 million compared with $953,000 of cash provided by operations for the six months ended July 31, 2006 primarily due to the billing and collection of receivables from five GPS projects.

The Company’s non-cash expenses increased during the six months ended July 31, 2007 compared to the six months ended July 31, 2006. Depreciation and amortization increased by $126,000 to $644,000 for the six months ended July 31, 2007 from $518,000 for the same period one year ago. Amortization of purchased intangibles increased by $3.4 million to $4.1 million for the six months ended July 31, 2007 from $660,000 for the six months ended April 30, 2006. All of the aforementioned increases in non-cash expenses are primarily due to the acquisition of GPS.

During the six months ended July 31, 2007, estimated earnings in excess of billings provided cash of $8.1 million, primarily due to billings processed on several GPS construction projects.

During the six months ended July 31, 2007, billing in excess of estimated earnings provided $30.5 million in cash flow due primarily from cash GPS collected on projects to cover committed costs for projects in process.

During the six months ended July 31, 2007, accounts payable and accrued expenses used $10.3 million in cash as GPS paid for costs for various projects in process.

During the six months ended July 31, 2007, net cash provided by investing activities was $2.1 million compared to net cash used in investing activities of $608,000 for the six months ended July 31, 2006. The increase is the result of proceeds received from the sale of investments and a decrease in budgeted purchases of property, plant and equipment.

For the six months ended July 31, 2007, net cash used in financing activities was approximately $1.3 million compared to $189,000 used in financing activities for the six months ended April 30, 2006. The increase is the result of principal payments on debt due to the term financing arrangements established in December 2006 at the time of the GPS acquisition.

During the six months ended July 31, 2006, the Company received proceeds of $1,863,000 from sale of stock which were used primarily to pay $1.8 million in principal payments on a subordinated note due the former owner of VLI.

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

At July 31, 2007, the Company was in compliance with the covenants of its amended financing arrangements.

Management believes that cash on hand, cash generated from the Company’s future operations combined with capital resources available under its line of credit is adequate to meet the Company’s future operating cash needs. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

We present Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to provide investors with a supplemental measure of our operating performance. The following table shows the reconciliation of EBITDA to our reported net loss:

	Six months ended July 31,
	2007	2006
Net loss, as reported	$(681,000)	$(173,000)
Interest expense and amortization of Subordinated debt issuance costs	385,000	477,000
Tax benefit	(7,000)	(26,000)
Depreciation and amortization	644,000	518,000
Amortization of intangible assets	4,089,000	660,000
EBITDA	$4,430,000	$1,456,000

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

Customers

During the six months ended July 31, 2007, the majority of our revenues were provided by a broad range of engineering, procurement and construction services to the power industry. Certain of our more significant customer relationships included six power industry service customers, Great Earth Fuels of Houston LLC, ALTRA Nebraska, LLC (ALTRA), CMEEC-Pierce (CP), Renewable Bio Fuels, Port Neches (RBF), and Roseville Energy Park (REP) accounted for 26.6%, 19.1%, 18.7%, 12.6% and 8.4% of consolidated net sales for the six months ended July 31, 2007. Total revenues from power industry services accounted for 86% of consolidated net sales. In addition, we had sales from VLI, who provides nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry. VLI sales accounted for 10% of revenues. No customer at VLI contributed more than 2% to our revenues. SMC provided services to telecommunications and utility customers as well as to the Federal Government, which accounted for in the aggregate, 4% of revenues.
During the six months ended July 31, 2006, we did not have revenues from the power industry. Revenues consisted of sales from the nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with EDS. Certain of our more significant customers during the six months ended July 31, 2006 were with TriVita corporation (TVC), Rob Reiss Companies (RRC), Verizon Communications, Inc. (VZ), Southern Maryland Electrical Cooperative (SMECO), EDS, CyberWize.com, Inc. (C) and Orange Peel Enterprises, Inc. (OPE). TVC, RRC, C and OPE are VLI customers. SMC’s significant customers are VZ, SMECO, and EDS. TVC, RRC, C and OPE accounted for approximately 17%, 15%, 7% and 4% of consolidated net sales during the three months ended July 31, 2006. VZ, SMECO and EDS accounted for approximately 10%, 11% and 9% of consolidated net sales during the six months ended July 31, 2006. Combined TVC, RRC, VZ, SMECO, EDS, C and OPE accounted for approximately 75% of consolidated net sales during the six months ended July 31, 2006.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used any material derivative financial instruments during the three months ended July 31, 2007 and 2006. We are exposed to market risk for changes in interest rates for borrowings under the new financing arrangements as discussed above. Borrowings under the financing arrangement bear interest at LIBOR plus an additional margin and therefore are subject to fluctuations in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Although the Company has reviewed WFC’s claim and believes that substantially all of the claims are without merit, the Company has recorded an accrual of approximately $100,000 and $286,000 at July 31, 2007 and January 31, 2007, respectfully, for subsequent legal services and estimated legal fees related to potential ongoing legal costs of the WFC claim that it considers to be probable and that can be reasonably estimated. It is possible however, that the ultimate resolution of WFC’s claim could result in a material adverse effect on the Company’s results of operations for a particular reporting period.

On August 27, 2007, Kevin Thomas filed a lawsuit against the Company, VLI and Rainer Bosselmann in the Circuit Court of Florida. Mr. Thomas was the former owner of VLI and alleges that the Company has breached various agreements with, and violated its fiduciary duty to him. The Company believes that Mr. Thomas’ claims are groundless, that it has defenses to those claims and that it intends to contest his charges vigorously. The Company believes that Mr. Thomas has previously executed releases of many of his claims. In addition, the Company believes it has significant counterclaims against Mr. Thomas.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders in New York, New York on June 19, 2007. The following sets forth matters submitted to a vote of the stockholders at the annual meeting.

a. Seven members were elected to the Board of Directors, each to serve until the next annual meeting of the Company and until their respective successors have been elected to the Board of Directors and qualified. The following seven individuals were elected to the Board of Directors by the holders of common stock of the Company:

Rainer H. Bosselmann, DeSoto Jordan, William Leimkuhler, Daniel A. Levinson, W. G. Champion Mitchell, James W. Quinn and Peter L. Winslow.

Messrs. Bosselmann, Leimkuhler, Levinson, Quinn and Winslow were elected by a vote of 9,786,235 shares of common stock with 10,714 shares of common stock withheld. Messrs. Mitchell and Jordan were elected by a vote of 9,786,225 shares of common stock with 10,724 shares of common stock withheld.

b. The stockholders approved the amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 12,000,000 shares to 30,000,000 shares by a vote of 9,745,642 shares of common stock with 51,145 shares of common stock against and 162 shares of common stock abstained.

c. The stockholders approved the Amendment of the Stock Option Plan to increase the number of shares available for issuance under stock options to 650,000 shares by a vote of 9,341,179 shares voting for, 14,630 shares voting against, 146 shares abstained and 440,994 did not vote.

d. The stockholders ratified the appointment of Grant Thornton LLP to audit the financial statements of the Company and its subsidiaries for the year ended January 31, 2008, by a vote of 9,761,509 shares of common stock voting for, 31,619 shares of common stock voting against and 3,821 shares of common stock abstained.

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

ARGAN, INC.

September 12, 2007	By:	/s/ Rainer Bosselmann
Rainer Bosselmann Chairman of the Board and Chief Executive Officer

September 12, 2007	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Senior Vice President, Chief Financial Officer and Secretary