Form 10-Q
period 2007-10-31
ARGAN INC
filed 2007-12-17
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2007

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

________________________________________________
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
Yes ☐ No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: Common stock, $0.15 par value, 11,104,012 shares at December 14, 2007.

ARGAN, INC.

ARGAN, INC.
Condensed Consolidated Balance Sheets
(unaudited)

	October 31,	January 31,
	2007	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$75,268,000	$25,393,000
Accounts receivable, net of allowance for doubtful accounts of $80,000
at 10/31/2007 and $137,000 at 1/31/2007	23,974,000	23,030,000
Investments available for sale	5,000,000	2,283,000
Escrowed cash	14,406,000	15,031,000
Estimated earnings in excess of billings	630,000	12,003,000
Current deferred tax asset	539,000	-
Inventories, net of reserves of $400,000 at 10/31/2007 and $104,000 at 01/31/2007	1,711,000	2,387,000
Prepaid expenses and other current assets	2,194,000	798,000
TOTAL CURRENT ASSETS	123,722,000	80,925,000
Property and equipment, net of accumulated depreciation of
$3,037,000 at 10/31/2007 and $2,379,000 at 1/31/2007	2,807,000	3,250,000
Other assets	197,000	313,000
Deferred tax asset	385,000	-
Goodwill	20,155,000	23,981,000
Other intangible assets, net	6,531,000	12,661,000
TOTAL ASSETS	$153,797,000	$121,130,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$27,966,000	$44,255,000
Accrued expenses	9,734,000	5,873,000
Estimated loss on uncompleted contracts	68,000	-
Billings in excess of cost and earnings	66,479,000	15,705,000
Current portion of long-term debt	2,668,000	2,586,000
TOTAL CURRENT LIABILITIES	106,915,000	68,419,000
Deferred income tax liability	-	1,471,000
Other liabilities	46,000	14,000
Long-term debt	4,693,000	6,715,000
TOTAL LIABILITIES	111,654,000	76,619,000
STOCKHOLDERS' EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, par value $0.15 per share;
30,000,000 shares authorized; 11,107,245 and 11,097,245 shares issued and
11,104,012 and 11,094,012 shares outstanding at 10/31/2007 and 1/31/2007, respectively	1,665,000	1,664,000
Warrants outstanding	849,000	849,000
Additional paid-in capital	57,492,000	57,190,000
Accumulated other comprehensive loss	(39,000)	(8,000)
Accumulated deficit	(17,791,000)	(15,151,000)
Treasury stock at cost; 3,233 shares at 10/31/2007 and 1/31/2007	(33,000)	(33,000)
TOTAL STOCKHOLDERS' EQUITY	42,143,000	44,511,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$153,797,000	$121,130,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC.
Condensed Consolidated Statements of Operations
(unaudited)

	Three months ended October 31,		Nine months ended October 31,
	2007	2006	2007	2006
Net sales
Power industry services	$42,017,000	$-	$130,970,000	$-
Nutraceutical products	4,617,000	5,248,000	14,602,000	16,288,000
Telecom infrastructure services	2,629,000	4,361,000	7,260,000	10,843,000
Net Sales	49,263,000	9,609,000	152,832,000	27,131,000
Cost of sales
Power industry services	35,548,000	-	119,383,000	-
Nutraceutical products	4,193,000	4,235,000	12,481,000	12,561,000
Telecom infrastructure services	2,076,000	3,506,000	5,776,000	8,507,000
Gross profit	7,446,000	1,868,000	15,192,000	6,063,000

Selling, general and administrative expenses	4,381,000	2,214,000	13,715,000	6,134,000
Impairment of goodwill and other intangible assets	4,666,000	-	4,666,000	-
Loss from operations	(1,601,000)	(346,000)	(3,189,000)	(71,000)

Interest expense and amortization of
subordinated debt issuance costs	(171,000)	(87,000)	(550,000)	(564,000)
Interest income	1,074,000	2,000	2,352,000	5,000
Loss from operations before
income taxes	(698,000)	(431,000)	(1,387,000)	(630,000)
Income tax (expense) benefit	(1,259,000)	176,000	(1,253,000)	202,000
Net loss	$(1,957,000)	$(255,000)	$(2,640,000)	$(428,000)

Earnings per share:
Basic and diluted loss per share	$(0.18)	$(0.06)	$(0.24)	$(0.10)
Weighted average number of shares outstanding:
Basic and diluted	11,096,000	4,574,000	11,095,000	4,312,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,640,000)	$(428,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and other amortization	968,000	1,054,000
Amortization of purchased intangibles	5,290,000	991,000
Impairment of goodwill and other intangible assets	4,666,000	-
Deferred income taxes	(2,424,000)	(491,000)
Non-cash stock option compensation expense	282,000	185,000
Provision for inventory obsolescence	296,000	(33,000)
Provision for losses on accounts receivable	50,000	97,000
Loss on disposal of assets	69,000	1,000
Changes in operating assets and liabilities:
Escrowed cash	625,000	-
Accounts receivable, net	(994,000)	(1,472,000)
Estimated earnings in excess of billings	11,373,000	(30,000)
Inventories, net	380,000	1,241,000
Prepaid expenses and other current assets	(1,396,000)	(343,000)
Accounts payable and accrued expenses	(12,428,000)	687,000
Billings in excess of cost and earnings	50,774,000	3,000
Other	86,000	(108,000)
Net cash provided by operating activities	54,977,000	1,354,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(19,997,000)	-
Proceeds from sale of investments	17,271,000	-
Purchases of property and equipment	(507,000)	(778,000)
Proceeds from sale of property and equipment	44,000	15,000
Net cash used in investing activities	(3,189,000)	(763,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options	27,000	-
Net proceeds from the private offering of common stock	-	1,862,000
Principal payments on long-term debt	(1,940,000)	(478,000)
Proceeds from long-term debt	-	1,500,000
Proceeds from line of credit	-	4,575,000
Payments on line of credit	-	(4,530,000)
Principal payments on subordinated note due to a related party	-	(3,292,000)
Net cash used in financing activities	(1,913,000)	(363,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	49,875,000	228,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	25,393,000	5,000
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$75,268,000	$233,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes as follows:
Interest	$898,000	$315,000
Income taxes	$3,117,000	$14,000
Non-cash investing and financing activities are as follows:
Net increase in fair value of interest rate swaps	$36,000	$7,000

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

Basis of presentation

The condensed consolidated balance sheet as of October 31, 2007, the condensed consolidated statements of operations for the three and nine months ended October 31, 2007 and 2006, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2007 and 2006 are unaudited. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2007 and the results of its operations and its cash flows for the interim periods presented. The Company prepares its interim financial information using the same accounting principles as it does for its annual financial statements.

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

NOTE 2 - RECENT ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 141(R), “Business Combinations”. FAS No. 141(R) replaces FAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. FAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact that SFAS 141R may have on its financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of FAS No. 159 will be effective for the Company beginning February 1, 2008. The Company does not expect FAS No. 159 to have a significant impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company plans to adopt FAS No. 157 on February 1, 2008, as required. The adoption of FAS No. 157 is not expected to have a material impact on the Company’s financial condition and results of operations.

NOTE 3 - ESTIMATED LOSS ON UNCOMPLETED CONTRACTS

During the nine months ended October 31, 2007, the Company experienced an unexpected increase in costs related to one of the GPS contracts. Unexpected costs included labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, equipment defects and engineering issues resulting in considerable rework and additional materials. The Company incurred a total loss of approximately $10,416,000 on this contract, including amounts recorded in the three and nine months ended October 31, 2007 of $2,267,000 and $11,604,000, respectively.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market (net realizable value). Cost is determined on the first-in, first-out (FIFO) method. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration, and other factors in evaluating net realizable value. Inventories consist of the following:

	October 31, 2007	January 31, 2007
Raw materials	$1,822,000	$2,264,000
Work-in process	109,000	100,000
Finished goods	180,000	127,000
Less: Reserves	(400,000)	(104,000)
Inventories, net	$1,711,000	$2,387,000

NOTE 5 - INTANGIBLE ASSETS

The Company’s intangible assets consist of the following at October 31, 2007:
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets being amortized:
Contractual customer relationships - VLI & SMC	5-7 years	$2,341,000	$1,841,000	$500,000
Customer relationships - GPS	1-2 years	6,678,000	5,068,000	1,610,000
Proprietary formulas - VLI	3 years	1,813,000	1,813,000	—
Non-compete agreements- GPS & VLI	5 years	2,007,000	1,236,000	771,000
Trade name - GPS	15 years	3,643,000	217,000	3,426,000
Intangible assets not being amortized:
Trade name - SMC	Indefinite	224,000	—	224,000
Total other intangible assets		$16,706,000	$10,175,000	$6,531,000

Goodwill	Indefinite	$20,155,000	$—	$20,155,000

Amortization expense totaling $1,201,000 for the three months ended October 31, 2007, consisted of $985,000, $38,000, $118,000 and $60,000 for contractual customer relationships, proprietary formulas, non-compete agreements and the trade name, respectively. Amortization expense totaling $331,000 for the three months ended October 31, 2006, consisted of $126,000, $115,000 and $90,000 for contractual customer relationships, proprietary formulas and non-compete agreements, respectively.

Amortization expense totaling $5,290,000 for the nine months ended October 31, 2007, consisted of $4,490,000, $268,000, $350,000 and $182,000 for contractual customer relationships, proprietary formulas, non-compete agreements and the trade name, respectively. Amortization expense totaling $991,000 for the nine months ended October 31, 2006, consisted of $377,000, $344,000 and $270,000 for contractual customer relationships, proprietary formulas and non-compete agreements, respectively.

Due to VLI’s loss of key customer accounts, the continuing overall decline in the net sales of VLI, and the operating loss incurred by VLI for the quarter ended October 31, 2007, the Company conducted an analysis of the operations of VLI in order to identify any impairment in the carrying value of the goodwill related to this business. The unadjusted amount of goodwill related to VLI at October 31, 2007 was approximately $6,565,000. In general, this business has reported operating results that are below expected results. Analyzing this business using both an income approach and a market approach suggested that the current fair value of this business was approximately $7.0 million. Based on the analysis, the Company recorded a goodwill impairment loss of $3,826,000 during the current quarter, thereby reducing the goodwill related VLI to an adjusted balance of approximately $2,739,000 as of October 31, 2007.

The loss of business also suggested that the carrying value of VLI’s long-lived intangible assets, non-contract customer relationships and non-compete agreements, may be impaired. The Company determined that the net unadjusted carrying values of these assets exceeded estimated amounts based on the undiscounted future cash flows attributable to these assets. Using fair values based on the estimated amounts of discounted cash flows, we recorded asset impairment losses in the amounts of $513,000 and $327,000, respectively, during the current quarter, thereby reducing the adjusted carrying values of these long-lived assets to approximately $220,000 and $333,000, respectively, as of October 31, 2007.

The total amount of the impairment of goodwill and other intangible assets, $4,666,000, is included in the condensed consolidated statements of operations for the three and nine months ended October 31, 2007.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company leased administrative, manufacturing and warehouse facilities for VLI from an individual who was the former officer and shareholder of VLI. The lease costs through March 2007, the date of his employment termination, were considered related party expenses. SMC’s administrative and maintenance facilities were rented from a former officer through July 2006. The total expense amounts under these arrangements were $45,000 for the nine months ended October 31, 2007, and $68,000 and $208,000 for the three and nine months ended October 31, 2006, respectively.

The Company entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to the Company and the Company committed to purchase on an as-needed basis, certain organic products. VLI made $47,000 in purchases under the supply agreement through March 2007, the date that the former officer and shareholder of VLI was terminated and $23,000 and $77,000 in purchases under the supply agreement for the three and nine months ended October 31, 2006, respectively.

The Company also sold its products in the normal course of business to an entity in which the former officer and owner of VLI had an ownership interest. VLI had approximately $117,000 in sales to this entity through the aforementioned termination in March 2007, and $118,000 and $405,000 in sales to this entity for the three and nine months ended October 31, 2006, respectively. At October 31, 2007 and January 31, 2007, the previously affiliated entity owed $182,000 and $155,000 to VLI, respectively.

NOTE 7 - DEBT

On December 11, 2006, Argan amended its financing arrangements with its bank. The amended financing arrangements include an amended 3-year term loan for VLI in the amount of $1.4 million with interest at LIBOR (4.75% at October 31, 2007) plus 3.25%; a new 4-year term loan that was used to acquire GPS in the amount of $8.0 million with interest at LIBOR plus 3.25%; and a revolving loan with a maximum amount of $4.25 million available until May 31, 2008, with interest at LIBOR plus 3.25%.

The financing arrangements provide for measurement at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period) of certain financial covenants including requirements that the ratio of total funded debt to EBITDA not exceed 2.25 to 1 for the year ending January 31, 2007 and not exceed 2 to 1 for future quarters, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA not exceed 1.75 to 1 for the year ended January 31, 2007 and not exceed 1.50 to 1 for future quarters. The bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements.

The amended financing arrangements contain an acceleration clause which allows the bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the bank would not exercise their rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt due and payable.

At October 31, 2007, the Company was in compliance with the covenants of its amended financing arrangements.

NOTE 8 - INCOME TAXES

Despite reporting a loss from operations before income taxes of $1,387,000 for the nine months ended October 31, 2007, the Company recorded income tax expense of $1,253,000 for the period. For the current year, the Company is being adversely impacted by its inability to utilize certain current operating losses for state income tax reporting purposes. In addition, the current year goodwill impairment loss of $3,826,000 that is discussed in Note 5 is not deductible for income tax reporting purposes, and represents a permanent difference between financial and income tax reporting. For the nine months ended October 31, 2006, the effective income tax benefit rate was 32%.

The Company’s income tax (expense) benefit for the nine months ended October 31, 2007 and 2006 differs from the expected income tax benefit computed by applying the U.S. Federal corporate income tax rate of 34% to the loss from operations before income taxes for the nine months ended October 31, 2007 and 2006 as shown in the table below.

	2007	2006
Computed expected income tax benefit	$471,000	$214,000
Increase (decrease) resulting from:
State income taxes, net	(386,000)	(107,000)
Permanent differences	(1,338,000)	95,000
	$(1,253,000)	$202,000

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

NOTE 9 - STOCK BASED COMPENSATION

The Company has a stock option plan which was established in August 2001 (the “Plan”). Under the Plan, the Company’s Board of Directors may grant stock options to officers, directors and key employees. In June 2007, the shareholders of the Company voted to amend the Plan to authorize the grant of options for up to 650,000 shares of the Company’s common stock.

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

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended October 31,
	2007	2006
Dividend yield	—	—
Expected volatility	71%	57%
Risk-free interest rate	4.89%	5.11%
Expected life in years	5	5

A summary of stock option activity under the Plan during the nine months ended October 31, 2007 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Aggregate Intrinsic Value
Outstanding at January 31, 2007	244,000	$4.20
Granted	142,000	$7.05
Exercised	(10,000)	2.65
Forfeited or expired	(3,000)	$6.32
Outstanding at October 31, 2007	373,000	$5.30	6.5	$1,150,000
Exercisable at October 31, 2007	215,000	$4.11	7.4	$397,000

The per share weighted average grant date fair values of options awarded during the nine months ended October 31, 2007 and 2006 were $4.90 and $1.34, respectively. At October 31, 2007, there was approximately $450,000 unrecognized compensation cost related to stock options granted under the Plan. The end of the period over which the compensation expense for these awards is expected to be recognized is October 2008.

A summary of the status of the Company’s nonvested shares as of October 31, 2007, and changes during the nine months then ended, is presented below:

	Shares	Aggregate Intrinsic Value
Nonvested at January 31, 2007	16,000
Granted	142,000
Vested	—
Forfeited	—
Nonvested at October 31, 2007	158,000	$753,000

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

At October 31, 2007, there were 864,000 shares of the Company’s common stock available for issuance upon the exercise of stock options and warrants, including 261,000 shares of the Company’s common stock available for award under the Plan.

NOTE 10 - LOSS PER SHARE

Basic and diluted net loss per share information is presented in accordance with SFAS No. 128, “Earnings Per Share.” Basic loss per share is calculated by dividing the net loss by the weighted average number of common shares outstanding for the applicable period. Common stock equivalents, including stock options and warrants, are not considered because the effect of their inclusion would be anti-dilutive.

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

The Company’s operating segments are organized in separate business units with different management, customers, technology and services. The respective segments account for the respective businesses using the accounting policies in Note 2 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007.

The following information is for the three months ended October 31, 2007, except for total assets and goodwill which is as of October 31, 2007:

	Power Industry Services	Nutraceutical Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$42,017,000	$4,617,000	$2,629,000	—	$49,263,000
Cost of sales	35,548,000	4,193,000	2,076,000	—	41,817,000
Gross profit	6,469,000	424,000	553,000	—	7,446,000

Selling, general and administrative expenses	1,892,000	1,047,000	346,000	1,096,000	4,381,000
Impairment of goodwill and other intangible assets	—	4,666,000	—	—	4,666,000
Income (loss) from operations	4,577,000	(5,289,000)	207,000	(1,096,000)	(1,601,000)
Interest expense	(145,000)	(26,000)	—	—	(171,000)
Interest income	1,067,000	—	—	7,000	1,074,000

Income (loss) before income taxes	$5,499,000	$(5,315,000)	$207,000	$(1,089,000)	(698,000)

Income tax expense					(1,259,000)

Net loss					$(1,957,000)
Depreciation and amortization	$45,000	$140,000	$135,000	$4,000	$324,000
Amortization of intangibles	$947,000	$228,000	$26,000	$—	$1,201,000
Goodwill	$16,476,000	$2,739,000	$940,000	$—	$20,155,000
Total assets	$124,193,000	$9,909,000	$4,896,000	$14,799,000	$153,797,000
Fixed asset additions	$31,000	$88,000	$164,000	$—	$283,000

The following information is for the nine months ended October 31, 2007:

	Power Industry Services	Nutraceutical Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$130,970,000	$14,602,000	$7,260,000	$—	$152,832,000
Cost of sales	119,383,000	12,481,000	5,776,000	—	137,640,000
Gross profit	11,587,000	2,121,000	1,484,000	—	15,192,000
Selling, general and administrative expenses	6,998,000	3,231,000	1,044,000	2,442,000	13,715,000
Impairment of goodwill and intangible assets	—	4,666,000	—	—	4,666,000
Income (loss) from operations	4,589,000	(5,776,000)	440,000	(2,442,000)	(3,189,000)
Interest expense	(461,000)	(88,000)	(1,000)	—	(550,000)
Interest income	2,343,000	—	—	9,000	2,352,000
Income (loss) before income taxes	$6,471,000	$(5,864,000)	$439,000	$(2,433,000)	(1,387,000)
Income tax expense					(1,253,000)
Net loss					$(2,640,000)
Depreciation and amortization	$139,000	$434,000	$383,000	$12,000	$968,000
Amortization of intangibles	$4,375,000	$837,000	$78,000	$—	$5,290,000
Fixed asset additions	$35,000	$212,000	$260,000	$—	$507,000

The following information is for the three months ended October 31, 2006, except for total assets and goodwill which is as of October 31, 2006:

	Nutraceutical Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$5,248,000	$4,361,000	$—	$9,609,000
Cost of sales	4,235,000	3,506,000	—	7,741,000
Gross profit	1,013,000	855,000	—	1,868,000
Selling, general and administrative expenses	1,178,000	411,000	625,000	2,214,000
Income (loss) from operations	(165,000)	444,000	(625,000)	(346,000)
Interest expense and amortization of subordinated debt issuance costs	(79,000)	(12,000)	4,000	(87,000)
Other income, net	—	2,000	—	2,000
Income (loss) before income taxes	$(244,000)	$434,000	$(621,000)	(431,000)
Income tax benefit				176,000
Net loss				$(255,000)
Depreciation and amortization	$146,000	$121,000	$12,000	$279,000
Amortization of intangibles	$305,000	$26,000	$—	$331,000
Goodwill	$6,565,000	$940,000	$—	$7,505,000
Total assets	$16,200,000	$6,439,000	$468,000	$23,107,000
Fixed asset additions	$92,000	$74,000	$—	$166,000

The following information is for the nine months ended October 31, 2006:

	Nutraceutical Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$16,288,000	$10,843,000	$—	$27,131,000
Cost of sales	12,561,000	8,507,000	—	21,068,000
Gross profit	3,727,000	2,336,000	—	6,063,000
Selling, general and administrative expenses	3,335,000	1,249,000	1,550,000	6,134,000
Income (loss) from operations	392,000	1,087,000	(1,550,000)	(71,000)
Interest expense and amortization of subordinated debt issuance costs	(287,000)	(41,000)	(236,000)	(564,000)
Other income, net	—	5,000	—	5,000
Income (loss) before income taxes	$105,000	$1,051,000	$(1,786,000)	(630,000)
Income tax benefit				202,000
Net loss				$(428,000)
Depreciation and amortization	$419,000	$351,000	$284,000	$1,054,000
Amortization of intangibles	$914,000	$77,000	$—	$991,000
Fixed asset additions	$281,000	$489,000	$8,000	$778,000

NOTE 12 - CONTINGENCIES

On March 22, 2005, WFC filed a civil action against the Company, and its executive officers. The suit was filed in the Superior Court of the State of California for the County of Los Angeles. WFC purchased the capital stock of the Company's wholly owned subsidiary, Puroflow Incorporated, pursuant to the terms of the Stock Purchase Agreement dated October 31, 2003. WFC alleged that the Company and its executive officers breached the Stock Purchase Agreement between WFC and the Company and engaged in misrepresentations and negligent conduct with respect to the Stock Purchase Agreement. WFC sought declaratory relief, compensatory and punitive damages in an amount to be proven at trial as well as the recovery of attorney's fees. This action was removed to the United States District Court for the Central District of California. The Company and its officers deny that any breach of contract or that any misrepresentations or negligence occurred on their part.

On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC appealed the District Court’s decision. The parties have filed their appellate briefs and are waiting for a date to be scheduled for oral argument. The Company intends to vigorously defend the appeal and this litigation.

Although the Company has reviewed WFC’s claims and believes that they are without merit, the Company has recorded an accrual of approximately $56,000 and $286,000 at October 31, 2007 and January 31, 2007, respectfully, for subsequent legal services and estimated legal fees related to potential ongoing legal costs of the WFC litigation that it considers to be probable and that can be reasonably estimated. It is possible however, that the ultimate resolution of the WFC litigation could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.

On August 27, 2007, Kevin Thomas filed a lawsuit against the Company, VLI and the Company’s Chief Executive Officer (the “CEO”) in the Circuit Court of Florida. Thomas was the former owner of VLI. The Company acquired VLI by way of merger on August 31, 2004. Thomas alleges the Company, VLI and the CEO breached various agreements regarding his compensation and employment package that arose from the acquisition of VLI. Thomas has alleged contractual and tort-based claims arising from his compensation and employment agreements and seeks rescission of his covenant not to compete against VLI. The Company, VLI and the CEO deny that any breach of contract or tortious conduct occurred on their part. The Company has also asserted three counterclaims against Thomas for breach of contract, breach of fiduciary duty and tortious interference with contractual relations for the violation of his non-solicitation, confidentiality and non-compete obligations. The Company intends to vigorously defend this lawsuit and prosecute its counterclaims.

Although the Company has reviewed Thomas’ claims and believes that they are without merit, the Company has recorded an accrual of approximately $320,000 at October 31, 2007 for subsequent legal services and estimated legal fees related to potential ongoing legal costs of the Thomas litigation that it considers to be probable and that can be reasonably estimated. It is possible however, that the ultimate resolution of the Thomas litigation could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2007, and the results of operations for the three and nine months ended October 31, 2007 and 2006, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes to our Annual Report on Form 10-KSB for the fiscal year ended January 31, 2007 filed with the Securities and Exchange Commission on April 26, 2007.

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

•	the nature of our contracts, particularly fixed-price contracts;

•	the failure to meet schedule or performance requirements of our contracts;

•	our dependence on subcontractors;

•	possible cost escalation associated with our fixed-price contracts;

•	our ability to obtain new contracts for large-scale projects and the timing of the performance of these contracts;

•	the effect of our reputation and financial exposure due to the failure of our partners to perform their contractual obligations;

•	delays and/or defaults in customer payments;

•	potential professional liability, product liability, warranty and other potential claims, which may not be covered by insurance;

•	the presence of competitors with greater financial resources and the impact of competitive products, services and pricing;

•	work stoppages and other labor problems;

•	our liquidity position;

•	a determination to write-off a significant amount of our intangible assets;

•	our ability to successfully identify, integrate and complete acquisitions;

•	our failure to attract and retain qualified personnel;

•	our ability to retain key members of our management;

•	our competitors’ ability to develop or otherwise acquire equivalent or superior technology;

•	general economic conditions;

•	future changes in accounting standards or interpretations;

•	inability to maintain an effective system of internal control, which could result in inaccurate reporting of our financial results or an inability to prevent fraud;

•	provisions in our articles of incorporation and by-laws and rights agreement could make it more difficult to acquire us and may reduce the market price of our common stock;

•	changes in the U.S. economy and global markets as a result of terrorists’ actions;

•	increases in employee-related costs and expenses including healthcare and other employee benefits such as unemployment insurance and workers’ compensation; and

•	our dependency on technology in our operations and the possible impact of system and information technology interruptions.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. For a more detailed discussion of some of the foregoing risk and uncertainties, see “Item 1 — Description of Business — Risk Factors” in our Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 26, 2007, as well as the other reports and registration statements filed by us with the SEC and under “Forward Looking Statements” on our website. These documents are available free of charge from the SEC or from our corporate headquarters. Our annual, quarterly, and current reports and amendments thereto, filed with the SEC are available on our website. For more information about us and the announcements we make from time to time, visit our website at www.arganinc.com .

GENERAL

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts operations through our wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) that we acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) that we acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) that we acquired in July 2003. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the energy market for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities. Through VLI, we develop, manufacture and distribute premium nutritional products.

CRITICAL ACCOUNTING POLICIES

The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates, particularly estimates relating to revenue recognition, valuation of net deferred tax assets, valuation of goodwill and other purchased intangible assets, and litigation and contingencies, have a material impact on our financial statements and are discussed in detail throughout our analysis of the results of operations discussed below.

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

As discussed in the Note 8 to the Condensed Consolidated Financial Statements, we have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). Other than this change, there have been no significant changes to our critical accounting estimates during the nine months ended October 31, 2007.

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

At October 31, 2007, the Company had entered into power industry service contracts for the construction of seven facilities, representing a total backlog of $166 million compared to contracts of six facilities representing a total backlog of $171 million at January 31, 2007. Management anticipates these facilities will be completed at various dates through fiscal year 2009.

Subsequent to October 31, 2007, the Company received an interim notice to proceed on a project that it estimates will provide approximately $340 million in revenue over a two and one half (2 1/2) year period. The final notice to proceed is subject to the parties signing a definitive engineering, procurement and construction contract.

CONSOLIDATED RESULTS OF OPERATIONS

Comparison of the Results of Operations for the three months ended October 31, 2007 and 2006

The following schedule compares the results of our operations for the three months ended October 31, 2007 and 2006. Except where noted, the percentage amounts represent the percentage of net sales for the corresponding period.

	Three Months Ended October 31,
	2007		2006
Net sales
Power industry services	$42,017,000	85.3%	$—	—%
Nutraceutical products	4,617,000	9.4%	5,248,000	54.6%
Telecom infrastructure services	2,629,000	5.3%	4,361,000	45.4%
Net sales	49,263,000	100.0%	9,609,000	100.0%
Cost of sales **
Power industry services	35,548,000	84.6%	—	—
Nutraceutical products	4,193,000	90.8%	4,235,000	80.7%
Telecom infrastructure services	2,076,000	79.0%	3,506,000	80.4%
Cost of sales	41,817,000	84.9%	7,741,000	80.6%
Gross profit	7,446,000	15.1%	1,868,000	19.4%

Selling, general and administrative expenses	4,381,000	8.9%	2,214,000	23.0%
Impairment of goodwill and intangible assets	4,666,000	9.5%	—	—
Loss from operations	(1,601,000)	(3.3)%	(346,000)	(3.6)%

Interest expense and amortization of
subordinated debt issuance costs	(171,000)	*	(87,000)	(1.0)%
Interest income	1,074,000	2.2%	2,000	*
Loss from operations before
income taxes	(698,000)	(1.4)%	(431,000)	(4.5)%
Income tax (expense) benefit	(1,259,000)	(2.6)%	176,000	1.8%
Net loss	$(1,957,000)	$(4.0)%	$(255,000)	(2.7)%

Earnings per share:
Basic and diluted loss per share	$(0.18)		$(0.06)
Weighted average number of shares:
Basic and diluted	11,096,000		4,574,000

* Less than 1%.

** The cost of sales percentage amounts represent the percentage of net sales of the applicable segment.

The following analysis provides information as to the results of our operations for the three and nine month periods ended October 31, 2007 and 2006. In December 2006, we completed the acquisition of GPS, a transaction that is significant to our financial statements. As the results of operations for the current year periods include the operating results of GPS, and the operating results of the corresponding periods of the prior year do not, a comparison of our current year results to pro forma prior-year results follows this analysis below. The pro forma results are presented as if the acquisition of GPS and certain related transactions occurred on February 1, 2006. The acquisition of GPS represented the establishment of our power industry services business segment.

Net Sales

Net revenues of power industry services were $42.0 million for the three months ended October 31, 2007, and represented 85.3% of consolidated net sales.

Net sales of nutraceutical products were $4.6 million for the three months ended October 31, 2007, and represented 9.4% of consolidated net sales. Net sales of nutraceutical products were $5.2 million for the three months ended October 31, 2006. This amount represented 54.6% of consolidated net sales for the prior-year period. The decrease in net sales of nutraceutical products of $631,000, or 12%, primarily was due to the loss of one of VLI’s largest customers, representing approximately 18% of this segment’s net sales in the prior-year quarter, and a reduced level of net sales to VLI’s largest customer. Despite an extremely competitive business environment, this business has added one significant customer this year, and expects to increase sales to existing customers in the upcoming fiscal year as it continues to expand its product offerings.

Net revenues of telecommunications infrastructure services were $2.6 million for the three months ended October 31, 2007 compared to $4.4 million for the three months ended October 31, 2006, representing a decrease in the net revenues of telecommunications infrastructure services of $1.8 million, or 40%. The net revenues of telecommunications services for the three months ended October 31, 2007 and 2006 were 5.3% and 45.4% of consolidated net sales for the corresponding period, respectively. The substantial portion of the 92% decline in inside premises revenue between years relates to a reduced level of service provided to SMC’s largest inside premises customer. A combination of increased competition and an overall reduction in the amount of work being conducted by the customer has adversely affected the level of our business between years. The net revenues related to services provided to SMC’s outside premises customers declined by approximately 7% compared to the net revenues of the corresponding prior-year quarter. We expect that this business, which continues to generate net income on a quarterly basis, will achieve revenue growth in the upcoming fiscal year.

Cost of Sales

For the three months ended October 31, 2007, the cost of revenues for power industry services was $35.5 million, or approximately 85% of net revenues. During the current fiscal year, the Company has experienced an unexpected increase in costs related to one of its GPS contracts. An additional loss of approximately $2.3 million was incurred on this project during the current quarter, increasing the total expected loss on this contract to approximately $10.4 million. The total loss amount has been recorded in the accounts, and this project is now substantially complete. The profitable performance of services for the Company’s other GPS construction projects underway during the current quarter more than offset the current quarter loss related to the loss project.

For the three months ended October 31, 2007, cost of sales for nutraceutical products were $4.2 million, or 90.8% of corresponding net sales, compared to $4.2 million, or 80.7% of corresponding net sales for the three months ended October 31, 2006. Expressed as a percentage of net sales, VLI’s product packaging costs declined in the current quarter compared to the corresponding quarter of the prior year. However, substantially offsetting this favorable reduction was an increase in the cost of liquid product. In addition, the loss of the sales volume related to the VLI customers discussed above caused VLI to re-evaluate its inventory for additional obsolete quantities. As a result, the reserve for inventory obsolescence was increased by approximately $257,000 during the quarter. The corresponding charge is included in the cost of sales of nutraceutical products for the three months ended October 31, 2007. The cost of sales of nutraceutical products for the current quarter also included a charge of approximately $160,000 representing the loss incurred in connection with settling a dispute with a customer related to defective product.

For the three months ended, October 31, 2007, the cost of revenues for telecommunications infrastructure services was approximately $2.1 million, or 79.0% of corresponding net revenues, compared to $3.5 million for the three months ended October 31, 2006, or 80.4% of corresponding net revenues. SMC experienced a decrease in the percentage of cost of revenues due to higher gross margins on certain outside plant projects.

Selling, General and Administrative Expenses

For the three months ended October 31, 2007, selling, general and administrative expenses were approximately $4.4 million, or 8.9% of consolidated net sales, compared to approximately $2.2 million for the three months ended October 31, 2006, or 23.0% of consolidated net sales. The increase of approximately $2.2 million in expenses between the current and prior year quarters was due primarily to the addition of the selling, general and administrative costs of GPS. GPS was acquired in December 2006. Such costs for GPS in the current quarter were approximately $1.9 million, but they represented only 4.5% of the net revenues of GPS for the quarter. In addition, the inclusion of the net revenues of GPS in consolidated net sales for the current quarter was a primary cause of the decline in corporate general and administrative expenses, expressed as a percentage of the corresponding consolidated net sales, from approximately 6.5% to approximately 2.2% between years. Corporate general and administrative expenses have increased substantially, from $625,000 for the three months ended October 31, 2006 to $1,096,000 for the three months ended October 31, 2007, due to increased litigation costs, increased other professional fees including audit, tax and SOX internal control-related compliance fees, and increased stock option compensation expense.

Impairment Losses

Due to VLI’s loss of key customer accounts, the continuing overall decline in the net sales of VLI, and the operating loss incurred by VLI for the current quarter, we conducted an analysis of the operations of VLI in order to identify any impairment in the carrying value of the goodwill related to this business. The unadjusted amount of goodwill related to VLI at October 31, 2007 was approximately $6,565,000. In general, this business has reported operating results that are below expected results. Analyzing this business using both an income approach and a market approach suggested that the current fair value of this business was approximately $7.0 million. Based on this analysis, we recorded a goodwill impairment loss of $3,826,000 during the current quarter, thereby reducing the goodwill related to VLI to an adjusted balance of approximately $2,739,000 as of October 31, 2007.

The loss of business also suggested that the carrying value of VLI’s long-lived intangible assets, non-contract customer relationships and non-compete agreements, may be impaired. In fact, we determined that the net unadjusted carrying values of these assets exceeded the estimated amounts of undiscounted future cash flows attributable to these assets. Using fair values based on the estimated amounts of discounted cash flows, we recorded asset impairment losses in the amounts of $513,000 and $327,000, respectively, during the current quarter, thereby reducing the adjusted carrying values of these long-lived assets to approximately $220,000 and $333,000, respectively, as of October 31, 2007.

Interest Income and Expense

We reported interest income of $1,074,000 for the three months ended October 31, 2007 compared to interest income of $2,000 for the three months ended October 31, 2006. Interest income increased due to an increase in interest and investment income from cash and cash equivalents and investments held for sale. We have acquired a significant amount of cash and investments held for sale with the acquisition of GPS in December 2006 and the favorable cash flow from the operations of GPS during the current fiscal year. The acquisition of GPS was partially financed with the proceeds of a bank loan with an original principal amount of $8.0 million. The consolidated condensed results of operations for the three months ended October 31, 2007 included the interest expense (based on LIBOR plus 3.25%) related to this loan of approximately $144,000.

Income Tax Benefit (Expense)

Despite reporting a loss from operations before income taxes of $698,000 for the three months ended October 31, 2007, we incurred income tax expense of $1,259,000 for the period. For the current year, the Company is being adversely impacted by our inability to utilize certain current operating losses for state income tax reporting purposes. In addition, the current year goodwill impairment loss of $3,826,000 is not deductible for income tax reporting purposes, and represents a permanent difference between financial and income tax reporting. For the three months ended October 31, 2006, the effective income tax benefit rate was 32%.

Comparison of the Results of Operations for the nine months ended October 31, 2007 and 2006

The following schedule compares the results of our operations for the nine months ended October 31, 2007 and 2006. Except where noted, the percentage amounts represent the percentage of net sales for the corresponding period.

	Nine Months Ended October 31,
	2007		2006
Net sales
Power industry services	$130,970,000	85.7%	$—	—%
Nutraceutical products	14,602,000	9.6%	16,288,000	60.0%
Telecom infrastructure services	7,260,000	4.7%	10,843,000	40.0%
Net sales	152,832,000	100.0%	27,131,000	100.0%
Cost of sales **
Power industry services	119,383,000	91.2%	—	—
Nutraceutical products	12,481,000	85.5%	12,561,000	77.1%
Telecom infrastructure services	5,776,000	79.6%	8,507,000	78.5%
Cost of sales	137,640,000	90.1%	21,068,000	77.7%
Gross profit	15,192,000	9.9%	6,063,000	22.3%

Selling, general and administrative expenses	13,715,000	9.0%	6,134,000	22.6%
Impairment of goodwill and intangible assets	4,666,000	3.0%	—	—
Loss from operations	(3,189,000)	(2.1)%	(71,000)	*

Interest expense and amortization of
subordinated debt issuance costs	(550,000)	*	(564,000)	(2.1)%
Interest income	2,352,000	1.5%	5,000	*
Income (loss) from operations before
income taxes	(1,387,000)	(0.9)%	(630,000)	(2.3)%)
Income tax (expense) benefit	(1,253,000)	(0.8)%	202,000	0.7%
Net loss	$(2,640,000)	(1.7)%	$(428,000)	$(1.6)%

Earnings per share:
Basic and diluted loss per share	$(0.24)		$(0.10)
Weighted average number of shares:
Basic and diluted	11,095,000		4,312,000

* Less than 1%.

** The cost of sales percentage amounts represent the percentage of the net sales of the applicable segment.

Net Sales

Net revenues of power industry services were approximately $131 million for the nine months ended October 31, 2007, and represented 85.7% of consolidated net sales for the period.

Net sales of nutraceutical products were approximately $14.6 million for the nine months ended October 31, 2007, representing 9.6% of consolidated net sales for the period, compared to net sales of nutraceutical products of approximately $16.3 million for the nine months ended October 31, 2006, representing 60.0% of the prior-year period. The decrease in net sales of nutraceutical products of approximately $1.7 million, or 10%, is due primarily to decreases in sales to two of VLI’s largest customers which were offset in part by sales increases to two existing customers and one new customer.

The net revenues from telecommunications infrastructure services were approximately $7.3 million for the nine months ended October 31, 2007 compared to net revenues of approximately $10.8 million for the nine months ended October 31, 2006, representing a decrease between periods of approximately $3.5 million, or 33%. The decrease is due primarily to decreased revenues for services provided to SMC’s three largest customers. The net revenues of telecommunications services for the nine months ended October 31, 2007 and 2006 were 4.7% and 40.0% of consolidated net sales for the corresponding period, respectively.

Cost of Sales

For the nine months ended October 31, 2007, the cost of revenues from power industry services was approximately $119.4 million, or 91.2% of corresponding net revenues, including a loss of approximately $11.6 million recorded in the current year related to a GPS project.

For the nine months ended October 31, 2007, the cost of sales for nutraceutical products was approximately $12.5 million, or 85.5% of corresponding net sales, compared to approximately $12.6 million for the nine months ended October 31, 2006, or 77.1% of corresponding net sales, The gross profit percentage erosion experienced by VLI in the current year is due primarily to higher liquid product raw material costs and the unfavorable adjustments recorded in the current quarter for excess and obsolete inventory that are discussed above.

For the nine months ended October 31, 2007, the cost of revenues for telecommunications infrastructure services was approximately $5.8 million, or 79.6% of corresponding net revenues, compared to $8.5 million for the nine months ended October 31, 2006, or 78.5% of corresponding net revenues. SMC experienced an increase in its cost of revenues percentage due to lower margin on certain outside plant projects.

Selling, General and Administrative Expenses

For the nine months ended October 31, 2007, selling, general and administrative expenses were approximately $13.7 million, or 9.0% of consolidated net sales, compared to approximately $6.1 million for the nine months ended October 31, 2006, or 22.6% of consolidated net sales. These expenses increased by approximately $7.6 million between years, including approximately $7.0 million of such costs incurred by GPS in the current year. In addition, corporate general and administrative costs have increased substantially between years due to increased litigation costs, increased other professional fees, including audit, tax and SOX internal control-related compliance fees, and increased stock option compensation expense.

Impairment Losses

As discussed above, we recorded impairment losses in the current quarter related to the goodwill and other intangible assets of VLI in the total amount of $4,666,000. Accordingly, the asset impairment amounts are included in the condensed consolidated statement of operations for the nine months ended October 31, 2007.

Interest Income and Expense

We reported interest income of approximately $2.4 million for the nine months ended October 31, 2007 compared to interest income of $5,000 for the nine months ended October 31, 2006. Interest income increased primarily due to an increase in interest and investment income from cash and cash equivalents and investments held for sale. We have acquired a significant amount of cash and investments held for sale with the acquisition of GPS in December 2006 and the favorable cash flow from the operations of GPS during the current fiscal year. The acquisition of GPS was partially financed with the proceeds of a bank loan with an original principal amount of $8.0 million. The consolidated condensed results of operations for the nine months ended October 31, 2007 included the interest expense (based on LIBOR plus 3.25%) related to this loan of approximately $460,000.

Income Tax Benefit (Expense)

Despite reporting a loss from operations before income taxes of $1,387,000 for the nine months ended October 31, 2007, we incurred income tax expense of $1,253,000 for the period. For the current year, the Company is being adversely impacted by our inability to utilize certain current operating losses for state income tax reporting purposes. In addition, the current year goodwill impairment loss of $3,826,000 is not deductible for income tax reporting purposes, and represents a permanent difference between financial and income tax reporting. For the nine months ended October 31, 2006, the effective income tax benefit rate was 32%.

The Company’s income tax (expense) benefit for the nine months ended October 31, 2007 and 2006 differs from the expected income tax benefit computed by applying the U.S. Federal corporate income tax rate of 34% to the loss from operations before income taxes for the nine months ended October 31, 2007 and 2006 as shown in the table below.

	Nine Months Ended October 31,
	2007	2006
Computed “expected” tax (expense) benefit	$471,000	$214,000
Increase (decrease) resulting from:
State income taxes, net	(386,000)	(107,000)
Permanent differences	(1,338,000)	95,000
	$(1,253,000)	$202,000

CONSOLIDATED RESULTS OF OPERATIONS COMPARED TO PRO FORMA RESULTS

The following analysis summarizes the results of our operations for three and nine months ended October 31, 2007 compared to unaudited pro forma results of operations for the corresponding periods of the prior year as if the acquisition of GPS and related transactions, including the new bank financing of $8.0 million and the private offering of 2,853,335 shares, were completed on February 1, 2006.

The unaudited pro forma statement of operations does not purport to be indicative of the results that would have actually been obtained if the acquisition of GPS had occurred on February 1, 2006, or that may be obtained in the future. GPS previously reported its results of operations using a calendar year-end. No material events occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma statements of operations. The acquisition of GPS had no impact on the previously reported amounts for our nutraceutical products and telecom infrastructure services segments.

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Net sales
Power industry services	$42,017,000	$37,158,000	$130,970,000	$74,785,000
Nutraceutical products	4,617,000	5,248,000	14,602,000	16,288,000
Telecom infrastructure services	2,629,000	4,361,000	7,260,000	10,843,000
Net sales	49,263,000	46,767,000	152,832,000	101,916,000
Cost of sales
Power industry services	35,548,000	34,313,000	119,383,000	69,542,000
Nutraceutical products	4,193,000	4,235,000	12,481,000	12,561,000
Telecom infrastructure services	2,076,000	3,506,000	5,776,000	8,507,000
Cost of sales	41,817,000	42,054,000	137,640,000	90,610,000
Gross profit	7,446,000	4,713,000	15,192,000	11,306,000
Selling and general and administrative expenses	4,381,000	4,102,000	13,715,000	9,471,000
Impairment of goodwill and intangible assets	4,666,000	—	4,666,000	—
Income (loss) from operations	$(1,601,000)	$611,000	$(3,189,000)	$1,835,000

Comparison of the Unaudited Results of Operations for the three and nine months ended October 31, 2007 to the Unaudited Pro Forma Results of Operations for the three and nine months ended October 31, 2006

Net Sales

The net revenues from power industry services were approximately $42.0 million for the three months ended October 31, 2007 compared with approximately $37.2 million of corresponding pro forma net revenues for the three months ended October 31, 2006. For the nine months ended October 31, 2007, the net revenues from power industry services were approximately $131.0 million compared with corresponding pro forma net revenues of approximately $74.8 million for the nine months ended October 31, 2006. The net revenues from power industry services has increased between years primarily due to increased revenues from ongoing new projects started during the year ended January 31, 2007, including an ethanol facility, three bio-diesel projects and a peaking facility.

The reductions in the net sales of nutraceutical products and telecommunication infrastructure services between periods are discussed above.

Cost of Sales

For the three months ended October 31, 2007, the cost of revenues for power industry services was approximately $35.5 million, or 84.6% of corresponding net revenues, compared to pro forma cost of revenues of approximately $34.3 million, or 92.3% of corresponding pro forma net revenues for the three months ended October 31, 2006. For the nine months ended October 31, 2007, the cost of revenues for power industry services was approximately $119.4 million, or 91.2% of corresponding net revenues, compared to pro forma cost of revenues of approximately $69.5 million, or 93.0% of corresponding pro forma net revenues for the nine months ended October 31, 2006. The increase in the level of construction activity by GPS is the reason for the increase in the cost of revenue amounts between years. The profitable performance of services on the Company’s other GPS construction projects underway during the current fiscal year more than offset the losses of approximately $2.3 million and $11.6 million incurred on a GPS project in the three and nine months ended October 31, 2007, respectively..

The reductions in the cost of sales of nutraceutical products and telecommunication infrastructure services between periods are discussed above.

Selling, General and Administrative Expenses

For the three months ended October 31, 2007, selling, general and administrative expenses were approximately $4.4 million, or 8.9% of consolidated net sales, compared to the pro forma amount of approximately $4.1 million for the three months ended October 31, 2006, or 8.8% of consolidated pro forma net sales.

For the nine months ended October 31, 2007, selling, general and administrative expenses were approximately $13.7 million compared to a pro forma amount of approximately $9.5 million for the nine months ended October 31, 2006. The increase of approximately $4.2 million in expenses between years was due primarily to the increased level of business activity of GPS in the current year. In addition, corporate general and administrative costs have increased between years due to increased litigation costs, increased other professional fees, including audit, tax and SOX internal control-related compliance fees, and increased stock option compensation expense. Despite the increase, the amount of such costs expressed as a percentage of consolidated net sales for the corresponding period were 9.0% and 9.3%, respectively.

Impairment Losses

As discussed above, we recorded impairment losses in the current quarter related to the goodwill and other intangible assets of VLI in the total amount of $4,666,000. Accordingly, the asset impairment amounts are included in the condensed consolidated statement of operations for the nine months ended October 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Cash Position and Indebtedness

Cash and cash equivalents were approximately $75.3 million as of October 31, 2007 compared to $25.4 million as of January 31, 2007. We also have an available balance of $4.3 million under our revolving line of credit financing arrangement with our bank. The Company’s consolidated working capital has increased during the current year from approximately $12.5 million as of January 31, 2007 to approximately $16.8 million as of October 31, 2007.

Net cash provided by operations for the nine months ended October 31, 2007, was approximately $55.0 million compared with approximately $1.4 million of cash provided by operations for the nine months ended October 31, 2006.

The Company’s non-cash expenses increased during the nine months ended October 31, 2007 compared to the nine months ended October 31, 2006. Although depreciation and amortization decreased by $86,000 to $968,000 for the nine months ended October 31, 2007 from $1,054,000 for the same period one year ago, the amortization of purchased intangibles increased by approximately $4.3 million to $5.3 million for the nine months ended October 31, 2007 from $991,000 for the nine months ended October 31, 2006. Deferred income tax benefit increased to $2,424,000 for the nine months ended October 31, 2007 from a benefit of $491,000 for the corresponding period of the prior year. All of the aforementioned increases in non-cash expenses were primarily due to the acquisition of GPS. In addition, current year non-cash expenses include asset impairment losses of $4,666,000 related to the goodwill and other intangible assets of VLI.

During the nine months ended October 31, 2007, billings in excess of estimated earnings provided approximately $50.8 million in cash flow due primarily to an increase in cash collections as a result of a growth in operating activity. In addition, the Company reduced the amount of unbilled receivables during the current fiscal year by approximately $11.4 million. Cash was used to reduce the level of accounts payable and accrued expenses by approximately $12.4 million during the current year.

During the nine months ended October 31, 2007, net cash used in investing activities was approximately $3.2 million compared to net cash used in investing activities of $763,000 for the nine months ended October 31, 2006. Using cash provided by operations, the Company purchased investments during the current year, including approximately $19.8 million in auction rate bonds. During the current quarter, auction rate bonds in the amount of $14.8 million were sold.

For the nine months ended October 31, 2007, net cash used in financing activities was approximately $1.9 million compared to $363,000 used in financing activities for the nine months ended October 31, 2006. The increase is the result of principal payments on the bank debt drawn in December 2006 at the time of the GPS acquisition. During the nine months ended October 31, 2006, the Company received proceeds of $1,862,000 from sale of its common stock that were used primarily to pay $1.8 million in principal payments on a subordinated note due the former owner of VLI.

The financing arrangements provide for the measurement at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period) of certain financial covenants including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At the end of the fiscal year and at the end of the most recent fiscal quarter, the Company was in compliance with each of these financial covenants. The bank’s consent is required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements.

The amended financing arrangement contains an acceleration clause which allows the bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. The Company believes that it will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance does not result in compliance with any of its financial covenants, or if the bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangement, but there can be no assurance that the bank would not exercise their rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable.

Management believes that cash on hand, cash generated from the Company’s future operations and funds available under the Company’s line of credit will be adequate to meet the Company’s future operating cash needs. Any future acquisition, or other significant unplanned cost or cash requirement may require the Company to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

We present Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) to provide investors with a supplemental measure of our operating performance. The following table shows the reconciliation of EBITDA for the three and nine months ended October 31, 2007 and 2006 to our reported net losses for the corresponding periods:

	Three Months Ended October 31,
	2007	2006
Net loss, as reported	$(1,957,000)	$(255,000)
Interest expense and amortization of debt issuance costs	171,000	87,000
Income tax expense (benefit)	1,259,000	(176,000)
Depreciation and amortization	324,000	279,000
Amortization of intangible assets	1,201,000	331,000
Stock option compensation expense	182,000	105,000
Impairment of goodwill and other intangible assets	4,666,000	-
EBITDA	$5,846,000	$371,000

	Nine Months Ended October 31,
	2007	2006
Net loss, as reported	$(2,640,000)	$(428,000)
Interest expense and amortization of debt issuance costs	550,000	564,000
Income tax expense (benefit)	1,253,000	(202,000)
Depreciation and amortization	968,000	797,000
Amortization of intangible assets	5,290,000	991,000
Stock option compensation expense	282,000	185,000
Impairment of goodwill and other intangible assets	4,666,000	-
EBITDA	$10,369,000	$1,907,000

Management uses EBITDA, a non-GAAP financial measure, for planning purposes, including the preparation of operating budgets and to determine appropriate levels of operating and capital investments. We include in EBITDA non-cash impairment losses related to goodwill and other purchased intangible assets. Management believes that EBITDA provides additional insight for analysts and investors in evaluating the Company's financial and operational performance and in assisting investors in comparing the Company's financial performance to those of other companies in the Company's industry. However, EBITDA is not intended to be an alternative to financial measures prepared in accordance with GAAP and should not be considered in isolation from our GAAP results of operations. Pursuant to the requirements of SEC Regulation G, a detailed reconciliation between the Company's GAAP and non-GAAP financial results is provided above and investors are advised to carefully review and consider this information as well as the GAAP financial results that are disclosed in the Company's SEC filings.

Customers

During the three and nine months ended October 31, 2007, the majority of our revenues were provided by a broad range of engineering, procurement and construction services to the power industry. Total revenues from power industry services accounted for 85% and 86% of consolidated net sales for the three and nine months ended October 31, 2007. Certain of our more significant current year customer relationships include four power industry service customers, Altra Biofuels Nebraska, LLC; Renewable Bio-Fuels Port Neches LLC; Green Earth Fuels of Houston LLC; and the Connecticut Municipal Electrical Energy Cooperative (CMEEC), which accounted for 31%, 24%, 16% and 14% of consolidated net sales for the three months ended October 31, 2007, respectively. These customers accounted for 23%, 16%, 23% and 17% of consolidated net sales for the nine months ended October 31, 2007, respectively. VLI, which provides nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry, accounted for 9% and 10% of consolidated net sales for the three and nine months ended October 31, 2007, respectively. No customer at VLI contributed more than 3% to our revenues during either current year period. SMC, which provides infrastructure services to telecommunications and utility customers as well as to the Federal Government, accounted for approximately 5% of net sales for both the three and nine months ended October 31, 2007.

During the nine months ended October 31, 2006, we did not have revenues from the power industry. Revenues consisted of sales from the nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry and services to telecommunications and utilities customers as well as to the Federal Government, through a contract with EDS. Certain of our more significant customers during the nine months ended October 31, 2006 were TriVita Corporation (TVC), Rob Reiss Companies (RRC), Verizon Communications, Inc. (VZ), Southern Maryland Electrical Cooperative (SMECO), EDS, CyberWize.com, Inc. (C) and Orange Peel Enterprises, Inc. (OPE). TVC, RRC, C and OPE are VLI customers. SMC’s significant customers are VZ, SMECO, and EDS. TVC, RRC, C and OPE accounted for approximately 17%, 13%, 7% and 4 of consolidated net sales during the three months ended October 31, 2006. VZ, SMECO and EDS accounted for approximately 11%, 10% and 13% of consolidated net sales during the nine months ended October 31, 2006. Combined TVC, RRC, VZ, SMECO, EDS, C and OPE accounted for approximately 80% of consolidated net sales during the nine months ended October 31, 2006.

Contractual Obligations

A key ingredient for certain VLI products is imported. Due to the long lead-time associated with this raw material, VLI typically issues large purchase orders that schedule product deliveries 3 to 6 months from the order date. In addition, VLI is required to make purchase deposits with the supplier that cover 25% to 50% of the initial purchase order amount. At October 31, 2007 and January 31, 2007, VLI had open purchase orders of this type in the approximate amounts of $2,274,000 and $282,000, respectively, and corresponding deposits in the approximate amounts of $1,179,000 and $199,000, respectively. The deposit amounts are included in prepaid assets and other current assets in the accompanying condensed consolidated balance sheets.

Seasonality

The Company's telecom infrastructure service operations may have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality may be due to the effect of winter weather on construction and outside plant activities as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

RECENT ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“FAS”) No. 141(R), “Business Combinations”. FAS No. 141(R) replaces FAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. FAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact that SFAS 141R may have on its financial position and results of operations.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of FAS No. 159 will be effective for the Company beginning February 1, 2008. The Company does not expect FAS No. 159 to have a significant impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company plans to adopt FAS No. 157 on February 1, 2008, as required. The adoption of FAS No. 157 is not expected to have a material impact on the Company’s financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not used any material derivative financial instruments during the three months ended October 31, 2007 and 2006. We are exposed to market risk for changes in interest rates for borrowings under the new financing arrangements as discussed above. Borrowings under the financing arrangement bear interest at LIBOR plus an additional margin and therefore are subject to fluctuations in interest rates.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS

On March 22, 2005, WFC filed a civil action against the Company, and its executive officers. The suit was filed in the Superior Court of the State of California for the County of Los Angeles. WFC purchased the capital stock of the Company's wholly owned subsidiary, Puroflow Incorporated, pursuant to the terms of the Stock Purchase Agreement dated October 31, 2003. WFC alleged that the Company and its executive officers breached the Stock Purchase Agreement between WFC and the Company and engaged in misrepresentations and negligent conduct with respect to the Stock Purchase Agreement. WFC sought declaratory relief, compensatory and punitive damages in an amount to be proven at trial as well as the recovery of attorney's fees. This action was removed to the United States District Court for the Central District of California. The Company and its officers deny that any breach of contract or that any misrepresentations or negligence occurred on their part.

On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC appealed the District Court’s decision. The parties have filed their appellate briefs and are waiting for a date to be scheduled for oral argument. We intend to vigorously defend the appeal and this litigation.

Although we have reviewed WFC’s claims and believe that they are without merit, we have recorded an accrual of approximately $56,000 and $286,000 at October 31, 2007 and January 31, 2007, respectfully, for subsequent legal services and estimated legal fees related to potential ongoing legal costs of the WFC litigation that we consider to be probable and that can be reasonably estimated. It is possible however, that the ultimate resolution of the WFC litigation could result in a material adverse effect on our results of operations for a particular future reporting period.

On August 27, 2007, Kevin Thomas filed a lawsuit against the Company, VLI and our Chief Executive Officer (the “CEO”) in the Circuit Court of Florida. Thomas was the former owner of VLI. The Company acquired VLI by way of merger on August 31, 2004. Thomas alleges the Company, VLI and our CEO breached various agreements regarding his compensation and employment package that arose from the acquisition of VLI. Thomas has alleged contractual and tort-based claims arising from his compensation and employment agreements and seeks rescission of his covenant not to compete against VLI. The Company, VLI and our CEO deny that any breach of contract or tortious conduct occurred on their part. The Company has also asserted three counterclaims against Thomas for breach of contract, breach of fiduciary duty and tortious interference with contractual relations for the violation of his non-solicitation, confidentiality and non-compete obligations. We intend to vigorously defend this lawsuit and prosecute its counterclaims.

Although we have reviewed Thomas’ claims and believe that they are without merit, we recorded an accrual of approximately $320,000 at October 31, 2007 for subsequent legal services and estimated legal fees related to potential ongoing legal costs of the Thomas litigation that we consider to be probable and that can be reasonably estimated. It is possible however, that the ultimate resolution of the Thomas litigation could result in a material adverse effect on our results of operations for a particular future reporting period.

In the normal course of business, the Company has pending claims and legal proceedings. It is our opinion, based on information available at this time, that none of the other current claims and proceedings will have a material effect on our consolidated financial statements.

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

None

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

ARGAN, INC.

December 17, 2007	By:	/s/ Rainer Bosselmann
Rainer Bosselmann
Chairman of the Board and Chief Executive Officer

December 17, 2007	By:	/s/ Arthur F. Trudel
Arthur F. Trudel
Senior Vice President, Chief Financial Officer and Secretary