Form 10-K
period 2008-01-31
ARGAN INC
filed 2008-04-24
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________ to _____________

Commission File Number 001-31756

ARGAN, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-1947195
(State or Other Jurisdiction of Incorporation or Organization)	(IRS. Employer Identification No.)

One Church Street, Suite 401, Rockville, Maryland	20850
(Address of Principal Executive Offices)	(Zip Code)

301-315-0027
(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, $0.15 par value	American Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒.

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $31,620,000 on July 31, 2007 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NASDAQ Electronic Bulletin Board System reported on that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 21, 2008: 11,120,026 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 18, 2008 are incorporated by reference in Part III.

ARGAN, INC.

2008 FORM 10-K ANNUAL REPORT

TABLE OF CONTENTS
Page
PART I

ITEM 1. DESCRIPTION OF BUSINESS.	- 1 -

ITEM 1A. RISK FACTORS	- 8 -

ITEM 1B. UNRESOLVED STAFF COMMENTS	- 21 -

ITEM 2. PROPERTIES	- 21 -

ITEM 3. LEGAL PROCEEDINGS	- 21 -

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	- 22 -

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	- 23 -

ITEM 6. SELECTED FINANCIAL DATA	- 24 -

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	- 24 -

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	- 34 -

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	- 34 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	- 34 -

ITEM 9A(T). CONTROLS AND PROCEDURES	- 34 -

ITEM 9B. OTHER INFORMATION	- 35 -

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	- 35 -

ITEM 11. EXECUTIVE COMPENSATION	- 35 -

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND	- 36 -

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	- 36 -

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	- 36 -

PART IV

ITEM 15. EXHIBITS	- 36 -

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Argan, Inc. (“Argan,” the “Company” or “we”) provides (1) a broad range of engineering, procurement and construction services to the power industry, (2) telecommunications infrastructure installation and maintenance services to utilities, government agencies and other commercial customers, and (3) manufacturing and distribution services to marketers of nutritional supplement products. Accordingly, we operate in three distinct business segments - Power Industry Services, Telecommunications Infrastructure Services and Nutritional Products - and we conduct our operations through our wholly owned subsidiaries, Gemma Power Systems, LLC (“GPS LLC”), Gemma Power, Inc., (“GPI”) and Gemma Power Systems California, Inc. (“GPS-California”) (collectively referred to as “GPS”), Southern Maryland Cable, Inc. (“SMC”) and Vitarich Laboratories, Inc. (“VLI”), respectively. We acquired SMC, VLI and GPS in July 2003, August 2004 and December 2006, respectively.

The revenues of GPS, VLI and SMC represented approximately 87%, 8% and 5% of the Company’s consolidated net sales for the fiscal year ended January 31, 2008.

Holding Company Structure

We intend to make additional acquisitions and/or investments. We intend to have more than one industrial focus and to identify those companies that are in industries with significant potential to grow profitably both internally and through acquisitions. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cashflow for the Company and value for our stockholders.

We are a holding company with no operations other than our investments in GPS, SMC and VLI. At January 31, 2008, there were no restrictions with respect to intercompany payments from GPS, SMC and VLI to Argan.

We were organized as a Delaware corporation in May 1961. On October 23, 2003, our stockholders approved a plan providing for the internal restructuring of the Company whereby we became a holding company, and our operating assets and liabilities relating to our Puroflow Incorporated (“Puroflow”) business were transferred to a newly-formed, wholly owned subsidiary. The subsidiary then changed its name to “Puroflow Incorporated” and we changed our name from Puroflow Incorporated to “Argan, Inc.”

On October 31, 2003, pursuant to a certain Stock Purchase Agreement (the “Stock Purchase Agreement”), we completed the sale of Puroflow to Western Filter Corporation (“WFC”) for approximately $3.5 million in cash, of which $300,000 is being held in escrow to indemnify WFC from losses if a breach of the representations and warranties made by us pursuant to that sale should occur. During the twelve months ended January 31, 2005, WFC asserted that the Company and its executive officers breached certain representations and warranties under the Stock Purchase Agreement. On March 15, 2007, the District Court granted the Company and its executive officers’ motion for summary judgment, thereby dismissing WFC’s lawsuit against the Company and its executive officers in its entirety. WFC has appealed this decision (this matter is discussed in Item 3 below).

Merger of Gemma Power Systems, LLC and its affiliates

Pursuant to Agreements and Plans of Merger, Argan acquired GPS on December 8, 2006. The results of operations for GPS have been included in the Company’s consolidated financial statements since the date of the acquisition.

The acquisition purchase price was $33.1 million, consisting of $12.9 million in cash and $20.2 million from the issuance of 3,666,667 shares of Argan common stock. The purchase price was funded by a new $8.0 million, secured, 4-year term loan which carries an interest rate of LIBOR plus 3.25% (as discussed below). In addition, the Company raised $10.7 million through the private offering of 2,853,335 shares of Argan common stock at a purchase price of $3.75 per share (as discussed below). Pursuant to the acquisition agreement, $12.0 million was deposited into an escrow account. Of this amount, $10.0 million secures a letter of credit to support the issuance of bonding (as discussed below). The remaining amount of $2.0 million was deposited at the closing of the acquisition with payment to the former owners of GPS dependent on the financial performance of GPS for the twelve months ended December 31, 2007. Subsequent to January 31, 2008, payment of the remaining $2.0 million was made as the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of GPS for the twelve months ended December 31, 2007, as defined in the acquisition agreement, was more than the required amount of $12.0 million.

Private Sales of Stock in 2006

On December 8, 2006, the Company completed a private offering of 2,853,335 shares of common stock at a price of $3.75 per share for aggregate proceeds of $10.7 million. The proceeds were used towards the purchase of GPS. Two of the investors, MSRI SBIC, L.P. (“MSRI”) and MSR Fund II, L.P., which acquired 92,793 and 440,540 shares in the offering, respectively, are controlled by Daniel Levinson, a director of the Company. Two other investors, Allen & Company LLC and Allen SBH Investments, LLC (“Allen SBH”) which acquired 80,000 and 266,667 shares in the offering, respectively, are affiliates of James Quinn, a director of the Company. In addition, Mr. Quinn acquired 26,667 shares for his own account.

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company used $1.8 million of the proceeds to pay down an equal amount of the subordinated note due Kevin Thomas, the former owner of VLI. The remainder of the proceeds was used for general corporate purposes. Allen SBH and James Quinn acquired 120,000 and 40,000 shares in the offering, respectively. In addition, MSRI acquired 240,000 shares in the offering.

Amendment of Financing Arrangements

On December 11, 2006, Argan amended its financing arrangements with the Bank of America (the “Bank”). The new financing arrangement reduced the interest rate on the 3-year term loan for VLI to LIBOR plus 3.25%. The principal balance of this loan on the amendment date was approximately $1.4 million. The original term loan was in the amount of $1.5 million with interest at LIBOR plus 3.45%. On August 31, 2006, the Company used the $1.5 million in borrowed funds to pay the remaining principal and interest due on the subordinated note with Mr. Thomas. The amended financing arrangements also provided for a new 4-year term loan used in the acquisition of GPS in the amount of $8.0 million with interest at LIBOR plus 3.25% ($2.0 million of this loan was deposited into an escrow account at the Bank as discussed above) and a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2010, with interest at LIBOR plus 3.25%.

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

The financing arrangements require at the Company’s fiscal year-end and at each of the Company’s fiscal quarter-ends (using a rolling 12-month period) that the Company comply with certain financial covenants including covenants that (1) the ratio of total funded debt to EBITDA not exceed 2 to 1, (2) the fixed charge coverage ratio be not less than 1.25 to 1, and (3) the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements.

The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. We believe that the Company will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangements, but there can be no assurance that the Bank would not exercise their rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt due and payable. At January 31, 2008, the Company was in compliance with the financial covenants of its amended financing arrangements.

Power Industry Services

Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the energy market serving a wide range of customers, managing the completion of projects for public utilities, independent power project owners, municipalities, public institutions and private industry.

The extensive design, construction, start-up and operating experience of GPS has grown with the completion of projects for more than 70 facilities representing over 9,000 megawatts (“MW”) of power-generating capacity. Power projects have included combined-cycle cogeneration facilities, emergency peaking plants, boiler plant construction and renovation efforts and utility system maintenance. In the current year, we substantially completed the construction of a natural gas-fired power plant in California and an electricity peaking facility in Connecticut.

We have broadened our experience into the rapidly growing alternative fuels industry by providing engineering, procurement and construction services to the owners of wood-fired power plants, wind plants and other alternative power energy facilities.

Climate change concerns combined with oil prices at unprecedented levels are driving an increase in renewable energy legislation, government incentives and commercialization. Certain European countries and certain states in the US are requiring that upwards of 20% of future energy be produced from renewable energy sources in efforts to reduce carbon dioxide emissions that are blamed, in part, for global warming. In addition, the annual amount of investment capital flowing into renewable energy projects has climbed. Very large corporations as well as venture capital and other investment firms are directing funds to the renewable energy sector.

In the current year, we substantially completed projects for a large biodiesel facility near Houston, Texas, and have projects underway for a biofuels production facility in Port Neches, Texas.

We substantially completed the construction of an energy plant during the fiscal year ended January 31, 2008 where we incurred a total project loss of approximately $10.8 million, including $12.0 million that was recorded in the current fiscal year. We incurred unexpected costs in connection with the completion of this work. Unexpected costs included labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, equipment defects and engineering issues resulting in considerable rework and additional materials.

At January 31, 2008, GPS had a construction project which was in suspension pending the efforts of the customer to obtain financing to complete the construction of an ethanol facility. Under the terms of the amended engineering, procurement and construction agreement with the customer (the “EPC Agreement”), March 19, 2008 was the deadline for the customer to obtain financing for the project. If such financing was not obtained, GPS would be allowed to terminate the EPC Agreement at that time. GPS has served termination notice but the customer has not acknowledged the termination or released the construction bond. GPS continues to cooperate with the customer in its efforts to obtain financing. GPS is uncertain as to the ultimate resolution of this matter, but does not anticipate any losses to arise from the resolution of this EPC Agreement.

In December 2007, we announced that GPS has received an interim notice to proceed from Pacific Gas & Electric Company (“PG&E”) on an approximately $340 million contract to design and build a natural gas-fired, combined cycle, power plant in Colusa, California. The Colusa facility will have a capacity of 640 MW with a planned completion date of August 1, 2010. GPS brings specific expertise in the management and construction of this combined cycle power plant, having completed five facilities of this type to date. We expect to complete the engineering, procurement and construction contract negotiations and receive the full notice to proceed in the near term.

Materials

Concurrent with the engineering and construction of traditional power energy systems, biodiesel plants, ethanol production facilities and other power energy systems, we procure materials on behalf of our customers. Although we are not dependent upon any one source for materials that we use to complete the project, we may experience pricing and availability pressures with respect to key components of the project. In the rapidly growing alternative energy industry as well as in the traditional power energy systems industry, materials are becoming increasingly expensive and not always available when needed. We are not currently experiencing difficulties in procuring the necessary materials for our contracted projects. However, we cannot guarantee that in the future there will not be unscheduled delays in the delivery of ordered materials and equipment.

Competition

GPS competes with numerous, well capitalized private and public firms in the construction and engineering services industry. Competitors include SNC-Lavalin Group, Inc., a diversified Canadian construction and engineering firm with over 12,000 employees generating over $5.0 billion in annual revenues; Emcor Group, Inc., a provider of mechanical and electrical construction and facilities services internationally with over 27,000 employees and over $5.0 billion in annual revenues; Fluor Corporation, an international engineering, procurement, construction and maintenance company with over 37,000 employees and over $14 billion in annual revenues; and Shaw Group Inc., a diversified firm with over 27,000 employees providing consulting, engineering, construction and facilities management services and annual revenues exceeding $5.0 billion. Other large competitors in this industry include Washington Group International, Inc., Granite Construction Incorporated, Foster Wheeler Ltd. and Perini Corporation.

In order to compete with these firms, we intend to emphasize our expertise in the alternative fuel industry as well as our proven track record developing facilities and services for traditional power energy systems. We believe that we are uniquely positioned to assist in the development and delivery of innovative renewable energy solutions as world energy needs grow and efforts to combat global warming increase.

Customers

The most significant customers of GPS for the fiscal year ended January 31, 2008 were four power industry services customers, Altra Biofuels Nebraska, LLC (“ALTRA”), Renewable Bio-Fuels Port Neches LLC (“RBF”), Green Earth Fuels of Houston LLC (“GEF”), and the Connecticut Municipal Electrical Energy Cooperative (“CMEEC”). In total, GPS recognized approximately 90% of its revenues for the fiscal year ended January 31, 2008 under contracts with these customers. The annual revenues for these four customers represented approximately 26%, 22%, 18% and 13% of the Company’s consolidated revenues for the fiscal year ended January 31, 2008, respectively.

Contract Backlog

Contract backlog represents the total accumulated value of new work awarded less the amount of revenue recognized to date on contracts at a specific point in time. We believe contract backlog is an indicator of future earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and the future revenues of GPS.

At January 31, 2008, the Company had entered into power industry service contracts for the construction of seven facilities, including four that were substantially completed in fiscal year 2008, representing a total contract backlog of $122 million compared to a total contract backlog of $171 million at January 31, 2007.

As described above, the Company has also received an interim notice to proceed on a power plant project that it estimates will provide approximately $340 million in revenue over a two and one-half (2 ½) year period. The final notice to proceed is subject to the parties signing a definitive engineering, procurement and construction contract. The estimated value of this contract is not included in the contract backlog amount at January 31, 2008.

At January 31, 2008, GPS had a construction project which was in suspension pending the efforts of the customer to obtain financing to complete the construction of an ethanol facility. Under the terms of the amended engineering, procurement and construction agreement with the customer (the “EPC Agreement”), March 19, 2008 was the deadline for the customer to obtain financing for the project. If such financing was not obtained, GPS would be allowed to terminate the EPC Agreement at that time. GPS has served termination notice but the customer has not acknowledged the termination or released the construction bond. GPS continues to cooperate with the customer in its efforts to obtain financing. GPS is uncertain as to the ultimate resolution of this matter, but does not anticipate any losses to arise from the resolution of this EPC Agreement.

Regulation

Our power industry service operations are subject to various federal, state and local laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement and security clearance requirements on government projects. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that we have all the licenses required to conduct our operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.

Telecommunication Infrastructure Services

Through SMC, we provide telecommunication infrastructure services to our regional customers. The services include the structuring, cabling, terminations and connectivity that provide the physical transport for high speed data, voice, video and security networks. We provide both inside plant and outside plant cabling services.

We provide a wide range of inside plant and premises wiring services to our customers including AutoCAD design; cable installation; equipment room and telecom closet design and build-out; data rack and cabinet installation; raceway design and installation; and cable identification, testing, labeling and documentation. These services are provided primarily to federal government facilities on a direct and subcontract basis. Such facilities require regular upgrades to their wiring systems in order to accommodate improvements in security, telecommunications and network capabilities.

Services provided to our outside premises customers include trenchless directional boring and other underground services, aerial cabling services, and the installation of buried cable and wire communication and electric lines. Our sophisticated directional boring system is electronically guided and can place underground networks of various sizes with little or no restoration required. We utilize aerial bucket trucks, digger derrick trucks and experienced personnel to complete a variety of aerial projects. We also use our equipment and experienced personnel to perform trenching, plowing and back-hoeing for underground communication and power networks, to install a variety of network structures, and to restore work sites. These services are primarily provided to regional communications service providers, electric utilities and other commercial customers.

SMC may have seasonally weaker results in the first and fourth quarters of the fiscal year, and may produce stronger results in the second and third fiscal quarters. This seasonality may be due to the effect of winter weather on construction and outside plant activities as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

Raw Materials

Generally, our telecommunication infrastructure services customers supply most or all of the materials required for a particular job and we provide the personnel, tools and equipment to perform the installation services. However, with respect to a portion of our contracts, we may supply part or all of the materials required. In these instances, we are not dependent upon any one source for the materials that we customarily utilize to complete the project. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

Competition

SMC operates in the fragmented and competitive telecommunication and infrastructure services industry. We compete with service providers ranging from small regional companies, which service a single market, to larger firms servicing multiple regions, as well as large national and multi-national contractors. We believe that we compete favorably with the other companies in the telecommunication and utility infrastructure services industry.

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

Customers

The most significant customers of SMC for the fiscal year ended January 31, 2008 were Southern Maryland Electrical Cooperative (“SMECO”), Verizon Communications, Inc. (“Verizon”) and Electronic Data Systems Corporation (“EDS”). In total, SMC recognized approximately 82% of its revenues for the fiscal year ended January 31, 2008 under contracts with these customers. Revenues provided by these customers represented approximately 32%, 27% and 23% of SMC’s revenues for the fiscal year ended January 31, 2008, and together represented approximately 3.9% of the Company’s consolidated revenues for the current year.

Since December 31, 2007, SMC has been operating without a contract renewal with Verizon. SMC continues to perform services for Verizon at a reduced level of activity while it attempts to work with local Verizon management in negotiating a contract renewal. In April 2008, SMC received an extension of the expiring contract until June 30, 2008. Verizon has been a customer of SMC for more than twenty years.

Contract Backlog

A major share of SMC’s revenue-producing activity is performed pursuant to work orders authorized by customers under master agreements. For example, projects completed for Verizon, Southern Maryland Electrical Cooperative (“SMECO”) and EDS are completed under the terms of master agreements that include pre-negotiated labor rates. At January, 31, 2008 and 2007, the value of unfulfilled work orders and other customer orders that we believe to be firm was approximately $3.6 million and $6.5 million, respectively.

Regulation

Our telecommunication infrastructure services operations are also subject to various federal, state and local laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement and security clearance requirements on government projects. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that SMC has all the licenses required to conduct its operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.

Nutritional Products

Through VLI, we provide research, development and contract manufacturing services focused on producing premium nutritional supplements, vitamins, and whole-food dietary supplements. These products, included in a separate category of foodstuffs called nutraceuticals, provide health benefits beyond standard nutrition such as positive physiological effects or the prevention or amelioration of chronic disease.

Customers include brand merchandisers; network marketers; and catalog, internet, and infomercial distributors. These customers market VLI’s products under various brand names directly to consumers, distributor networks or through vitamin/health food stores, pharmacies, mass merchandisers, and major retailers. Sales to five customers of VLI represented approximately 75% of VLI’s total revenues for the current year. The loss of any one of these customers could have a material adverse effect on this business. However, none of VLI’s customers accounted for revenues in excess of 10% of the Company’s consolidated revenues for the fiscal year ended January 31, 2008.

VLI has received an “A” rating from the Natural Products Association (“NPA”) for its compliance with Good Manufacturing Practices (GMP), a certification that has been awarded to only 58 of the 7,500 members of NPA. Our manufacturing capabilities include high speed encapsulation and tableting, full liquid production, powder production and blending, and softgel and bilingual supplement production. We believe that we are also one of the few vitamin manufacturers to offer homeopathic manufacturing and pasteurization, a capability added in the current fiscal year. Our quality assurance program extends to all of our manufacturing processes including raw material selection, testing, FDA label compliance, and the maintenance of clinical lab conditions and advanced climate control. Quality control practices include a variety of techniques including in-process sampling, finished product inspections, stability studies and certified ingredient analyses.

We intend to enhance our position in the growing global nutrition industry through innovative product development and research. We believe that we will be able to expand our distribution channels by providing continuous quality assurance and by focusing on timely delivery of superior nutraceutical products.

Competition

Our direct competition consists primarily of publicly and privately owned companies which tend to be highly fragmented in terms of both geographical market coverage and product categories. These companies compete with us on different levels in the development, manufacture, and marketing of nutritional supplements. Many of these companies have broader product lines and larger sales volume, are significantly larger than we are, have greater name recognition, financial, personnel, distribution, and other resources than we do, and may be better able to withstand volatile market conditions. There can be no assurance that our customers and potential customers will regard our products as sufficiently distinguishable from competitive products. Our inability to compete successfully would have a material adverse effect on our business.

We believe our competitive advantages include our highly rated manufacturing processes, our capability to produce products in a variety of forms, our record of delivering quality products with minimum lead times, and our ability to assist the customer with product research, development and design; the evaluation of packaging options; and marketing. We also believe that we are an efficient manufacturer of the products that are ordered. However, the market for nutritional products is highly competitive. As a result, we often encounter customers making buy decisions that are based, in large part, on price thus creating strong adverse pressure on VLI’s gross margin percentages.

Customers

Net sales of nutritional products were approximately $16.7 million for the year ended January 31, 2008, representing 8% of consolidated net sales. Net sales of nutritional products were approximately $20.8 million for the year ended January 31, 2007. The decrease in net sales of nutritional products between years of approximately $4.2 million, or 20%, was caused primarily by the loss of one of VLI’s largest customers, the Rob Reiss Companies, which represented approximately 20% of this segment’s net sales in the prior-year, and a 34% reduction in the level of net sales made to VLI’s largest customer, TriVita Corporation (“TriVita”). Net sales to TriVita comprised approximately 25% of VLI’s net sales for the current year. Despite an extremely competitive business environment, this business increased its sales to three of VLI’s largest customers, CyberWize, Renew Life and Market America, during the current year.

VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed six months including extended periods of product testing and acceptance.

Raw Materials

Raw materials used in VLI’s products consist of adaptogen extracts, herbal botanicals, minerals, nutrients, and flavorings in dry powder and/or liquid form, capsules, finished pills and tablets and packaging components necessary for distribution of finished products. We purchase the raw materials and components from manufacturers in the United States and foreign countries. Although we purchase materials from reputable suppliers, we continuously evaluate and test samples, obtain certificates of analysis, material safety data sheets, and supporting research and documentation of active and inactive ingredients. We have not experienced difficulty in obtaining adequate sources of supply, and generally a number of suppliers are available for most raw materials. However, we do obtain most of our adaptogen ingredient from a single overseas supplier. Due to the long lead-time associated with this ingredient, VLI typically issues large purchase orders that schedule product deliveries 3 to 6 months from the order date. In addition, VLI is required to make purchase deposits with the supplier that cover 25% to 50% of the initial purchase order amount. Although we cannot assure that adequate sources will continue to be available, we believe we should be able to secure sufficient raw materials in the future.

Research and Development Activities

Research and development is a key component of VLI’s business development efforts. VLI develops product formulations in conjunction with and for its customers. VLI focuses its research and development capabilities particularly on new and emerging raw materials and products. Research and development expenses relate primarily to VLI’s proprietary formulations and are expensed as incurred. VLI recorded $66,000 and $153,000 of research and development expenses during the years ended January 31, 2008 and 2007, respectively.

Order Backlog

Customers submit purchase orders to VLI that schedule the delivery of certain quantities of specified products at pre-negotiated prices. Typically, the product deliveries are scheduled for dates that are within 3 to 4 months from the date of the order. At January, 31, 2008 and 2007, the value of unfulfilled purchase orders that we believe to be firm was approximately $2.0 million and $4.3 million, respectively.

Regulation

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our nutraceutical products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (FDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Environmental Protection Agency, and also by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA, pursuant to the Federal Food, Drug and Cosmetic Act (FDCA), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, and of over-the-counter (OTC) drugs, while the FTC has jurisdiction to regulate advertising of these products, and the Postal Service regulates advertising claims with respect to such products sold by mail order. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. Our inability to comply with these federal regulations may result in, among other things, injunctions, product withdrawals, recalls, product seizures, fines, and criminal prosecutions.

In addition, our nutraceutical products are also subject to regulations under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising, and distribution of dietary supplements and OTC drugs.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. GPS and SMC each have an experienced full time safety director committed to ensuring a safe work place, compliance with applicable contracts, insurance and local and environmental laws.

Contracts in the power and telecommunication infrastructure services industries may require performance bonds or other means of financial assurance to secure contractual performance. If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers. We have a $10.0 million irrevocable letter of credit in place as collateral to support a $200.0 million bonding requirement. See further discussion in Note 5 of the accompanying consolidated financial statements.

Employees

At January 31, 2008, we had approximately 424 employees, all of whom were full-time. We believe that our employee relations are good. We did not have any unionized employees at January 31, 2008.

Materials Filed with the Securities and Exchange Commission

The public may read any materials that we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s public reference room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We maintain a website on the Internet at www.arganinc.com. Information on our website is not incorporated by reference into this annual report.

Copies of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission are available without charge upon written request to:

Corporate Secretary
Argan, Inc.
Suite 401
One Church Street
Rockville, Maryland 20850
(301) 315-0027

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, and potential fluctuations in quarterly operating results, among other risks. Before investing in our securities, please consider the risks summarized in this paragraph and those risks discussed below. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Quarterly Reports on Form 10-Q.

General Risks Relating to our Company

Further economic downturn may lead to less demand for our products and services.

If the general level of economic activity continues to slow, our customers may delay or cancel new projects or products. For example, economic downturns in the past have led to increased bankruptcies and pricing pressures. These factors contribute to the delay and cancellation of projects and the introduction of new products, and could impact our operations and ability to continue to grow at expected levels. A number of other factors, including financing conditions for the industries we serve, could further adversely affect our customers and their ability or willingness to fund capital expenditures in the future, establish new supply relationships or pay for past services. In addition, consolidation, competition or capital constraints in the industries of our customers may result in reduced spending by such customers. If general economic conditions do not improve, the demand for our products and services may be adversely affected.

We have incurred losses in the past; we may experience additional losses in the future.

The Company has historically incurred losses. The Company’s accumulated deficit at January 31, 2008 was approximately $18.4 million resulting primarily from operating losses in prior years. In addition, we incurred a loss of approximately $3.2 million for the fiscal year ended January 31, 2008. Future losses may occur in this or other segments of our business. If net losses were to continue, we could experience cash flow and liquidity shortfalls having adverse affects on our ability to successfully execute our business plan.

We may be unsuccessful at generating internal growth which could result in an overall decline in our business.

Although the Company reported a significant increase in consolidated net sales for the year ended January 31, 2008 compared with the prior year, from $68.9 million to $206.8 million, our ability to expand by achieving overall organic growth of the Company will be affected by, among other factors, our success in:

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

Our results of operations could be adversely affected as a result of impairment adjustments to goodwill and other purchased intangible assets.

When we acquire a business, we record an asset called "goodwill" equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business acquired. In 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" which requires that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. FASB Statement No. 142, "Goodwill and Other Intangible Assets" ("Statement 142") provides that goodwill and other intangible assets that have indefinite useful lives not be amortized, but instead must be tested at least annually for impairment, and intangible assets that have finite useful lives should continue to be amortized over their useful lives. Statement 142 also provides specific guidance for testing goodwill and other non-amortized intangible assets for impairment. Statement 142 requires management to make certain estimates and assumptions to allocate goodwill to reporting units and to determine the fair value of reporting unit net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, investment rates, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Fair value is determined using discounted estimated future cash flow. Absent any impairment indicators, we perform impairment tests annually each November 1. The aggregate amount of goodwill and other purchased intangible assets with indefinite lives carried in our consolidated balance sheet as of January 31, 2008 was approximately $20.6 million, or approximately 14% of total assets.

Long-lived assets, including purchased intangible assets with finite useful lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” At January 31, 2008, our consolidated balance sheet included an aggregate balance of $5.1 million in purchased intangible assets with finite lives, including amounts related to customer contracts and relationships, trade names and non-compete agreements. This aggregate amount represented approximately 3% of total assets as of January 31, 2008. We determine whether any impairment exists by comparing the carrying values of these long-lived assets to the undiscounted future cash flows expected to result from the use of these assets. In the event that we determine that an impairment of an intangible asset exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate.

The declining financial performance of VLI caused us to record impairment losses in the current year related to goodwill and other purchased intangible assets of VLI in the total amount of $6.8 million that are reflected in the reported net loss in the statement of operations for the year ended January 31, 2008. Should the operating results of VLI continue to deteriorate, or should the operating results of any of our other acquired companies experience unexpected deterioration, the Company could be required to record additional impairment losses related to purchased intangible assets. Impairment adjustments, if any, would be recognized as operating expenses and would adversely affect profitability.

Future acquisitions and/or investments may not occur which could limit the growth of our business.

We completed our acquisition of GPS in December 2006. Prior to our acquisition of GPS, we acquired VLI in August 2004 and SMC in July 2003. Argan, Inc. is a holding company with no operations other than our investments in SMC, VLI and GPS. The successful execution of our overall business plan could be based, in part, on our making additional acquisitions and/or investments that would provide positive cash flow to the Company and value to the stockholders. Additional companies that meet these criteria, that provide products and/or services to growth industries, and that are available for purchase at attractive prices may be difficult to find. Accordingly, there can be no assurance that future acquisitions will occur, or if they occur, will be beneficial to us and our stockholders.

The integration of acquired companies may not be successful.

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

We may not be able to comply with certain of our debt covenants which may interfere with our ability to successfully execute our business plan.

We have borrowed funds from our bank. Substantial portions of this debt are outstanding currently in the form of multi-year installment term loans relating to VLI and GPS that are due on August 31, 2009 and December 31, 2010, respectively, and that had principal amounts payable at January 31, 2008 in the amounts of $792,000 and $5,833,000, respectively.

The debt arrangements require that the Company maintain compliance with certain financial covenants at each fiscal quarter-end and include an acceleration clause which allows the bank to declare amounts outstanding under the debt arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries.

We are currently in compliance with our debt covenants, but there can be no assurance that we will continue to be in compliance. If the Company’s performance does not result in compliance with any of its financial covenants, or if the bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the debt arrangements including accelerating payments of all outstanding senior debt due and payable. Such payments would have a significantly adverse impact on our liquidity and our ability to obtain additional capital thereby jeopardizing our ability to successfully execute our business plan.

Our officers and directors have limited experience in managing our business and may be unsuccessful in doing so.

In April 2003, Rainer H. Bosselmann became Chairman and Chief Executive Officer, H. Haywood Miller, III became Executive Vice President and Arthur F. Trudel became our Senior Vice President and Chief Financial Officer. Upon consummation of the private placement in April 2003, four of our directors resigned and were replaced by Mr. Bosselmann and three new directors designated by Mr. Bosselmann (DeSoto S. Jordan, James W. Quinn and Daniel A. Levinson). In addition, W.G. Champion Mitchell was elected to our Board of Directors at our 2003 Annual Meeting in October 2003 and William F. Leimkuhler was elected to our Board of Directors at our 2007 Annual Meeting in June 2007. On April 7, 2006, Mr. Miller resigned his position with us. Although Messrs. Bosselmann, Trudel, Jordan, Quinn, Levinson, Mitchell and Leimkuhler have experience as executive officers and directors of other public companies, they have limited experience in managing our business and, as a result, may be unsuccessful in doing so.

Our business growth could outpace the capability of our corporate management infrastructure which could adversely affect our ability to complete the execution of our business plan.

We cannot be certain that our current management team will be adequate to support our operations as they expand. Future growth could impose significant additional responsibilities on members of our senior management, including the need to recruit and integrate new senior level managers and executives. We cannot be certain that we can recruit and retain such additional managers and executives. To the extent that we are unable to attract and retain additional qualified management members in order to manage our growth effectively, we may not be able to expand our operations or execute our business plan. Our financial condition and results of operations could be materially and adversely affected as a result.

Loss of key personnel could prevent us from effectively managing our business.

Our ability to maintain productivity and profitability will be limited by our ability to employ, retain and train skilled personnel necessary to meet our requirements. We cannot be certain that we will be able to maintain an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability or maintain our business or grow our revenues.

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

Specific Risks Relating to Our Power Industry Services

Failure to successfully operate our power industry services business will adversely affect our Company.

We acquired GPS in December 2006. Consequently, we do not have significant experience in the engineering, procurement and construction of alternative energy and traditional power energy plants. Moreover, the operations of GPS represent a significant portion of our Company’s net sales and profits. For the year ended January 31, 2008, the revenues of GPS represented 87% of consolidated net sales and provided approximately $10.8 million in income before income taxes. Our inability to successfully develop, manage and provide our power industry services will adversely affect our overall business operations and financial condition.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of multinational companies compete. Among our competitors are U.S. companies, such as Fluor Corporation, EMCOR Group, Inc., The Shaw Group Inc., Washington Group International, Inc., and Perini Corporation, and international companies, such as SNC Lavalin Group, Inc. and Foster Wheeler Ltd. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges, we could lose market share to our competitors and experience an overall reduction in our profits.

The cyclical nature of the markets we serve may adversely affect future operating results.

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

Our inability to attract and retain qualified management and personnel would adversely affect the growth of this business.

Our future success is substantially dependent on the continued services and on the performance of the Vice Chairmen of GPS. Joel M. Canino and William F. Griffin, Jr., the founding executive officers of GPS, have extended the terms of their employments agreements to June 2009. In addition, GPS hired Timothy Curran in November 2007 to serve as the president and chief executive officer of GPS under an employment contract that expires on October 31, 2008 with automatic one-year extensions. There can be no assurance that Mr. Canino, Mr. Griffin or Mr. Curran will renew his employment agreement upon expiration of its term. The loss of the services of any one of these executives could materially and adversely affect our business. Our ability to achieve our development will also depend on our ability to attract and retain additional qualified and skilled personnel. Recruiting personnel in the energy power industry is competitive. We do not know whether we will be able to attract or retain additional qualified personnel. Our inability to attract and retain qualified personnel, or the departure of key employees, could materially and adversely affect our development and, therefore, our business, prospects, results of operations and financial condition.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future earnings.

As of January 31, 2008, our construction backlog was approximately $122 million. We expect that our performance of the work contemplated by this contract backlog will earn a substantial portion of this revenue in the fiscal year ending January 31, 2009. However, projects may remain in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. Project terminations, suspensions or scope adjustments may occur from time to time with respect to contracts in our backlog. Finally, poor project or contract performance could also impact our backlog and profits. As a result, we cannot guarantee that the revenue projected in our backlog will be realized or profitable.

If financing for alternative energy plants is unavailable, construction of such plants may not occur.

Traditional coal-fired and gas-fired power plants have been constructed typically by large utility companies. However, to a large extent, the financing for the construction of alternative energy plants is being provided by private investment groups. For example, investors in Green Earth Fuels of Houston, LLC, the owner of the bio diesel plant completed by GPS in the current fiscal year, include The Carlyle Group and Goldman Sachs.

As of January 31, 2008, the contract backlog of GPS included approximately $47 million related to an ethanol-production facility under construction in Nebraska. However, construction activity has been suspended pursuant to an agreement between the parties as the owner of the plant is currently conducting a search for financing necessary to complete the project. We believe that the increase in the price of corn used to make ethanol has adversely affected the financial viability of this project. Further, we believe that the challenge of securing financing in light of this development is being exacerbated by the general state of uncertainty in the bond markets.

Should debt financing for the construction of alternative or renewable energy plants not be available, investors may not be able to invest in such projects, thereby adversely affecting the likelihood that GPS will obtain contracts to construct such plants.

Failure to negotiate a definitive contract to build the Colusa power plant would adversely affect future results of operations.

In December 2007, we announced that GPS received an interim notice to proceed from Pacific Gas & Electric Company (“PG&E”) on a $340 million contract to design and build a natural gas-fired, combined cycle, power plant in Colusa, California with a planned completion date of August 1, 2010. We expect to complete the negotiation of the definitive contract for the construction of this power plant on favorable terms.

This contract is expected to comprise a significant portion of our revenues for the fiscal year ending January 31, 2009. Therefore, in the event that we do not consummate this contract, our results of operations for fiscal year 2009 may be materially and adversely affected.

If the development of renewable energy sources does not occur, the demand for our construction services could decline.

Over half of the states have passed legislation requiring that utilities include a percentage of renewable energy in the mix of power they generate and buy. These future percentages may be as high as 10%-20%, and the requirements are contributing to the increased momentum of efforts to develop sources of renewable energy, including wind, solar, water, geothermal and biofuels.

Should these government requirements be extended or repealed, the pace of the development of alternative or renewable energy sources may slow, thereby reducing the future opportunities for GPS to construct such plants.

If tax credits are repealed, the development of alternative energy power plants may not be economical.

Current legislation offers tax credits and incentives to those utilizing alternative sources of energy. For example, federal legislation passed in 2005 established a tax credit that is intended to lower the cost of wind-powered energy for developers to equal the cost of energy produced by coal-fired power plants. However, this credit is set to expire at the end of 2008. Previous tax credits for wind power expired after one year. Tax incentives for the development of renewable energy sources are expected to be extended. However, in the event that new legislation is enacted which decreases or cancels such credits or incentives, the construction and use of alternative energy sources may not be economically viable. A decrease in the construction of alternative energy power plants will adversely affect our business operations.

Future work delays and cost overruns could adversely affect our completion of construction projects.

The engineering and construction of plants for the generation of electric power or the production of alternative sources of energy such as ethanol and bio-diesel will be subject to the risks of delay or cost overruns resulting from numerous factors, including, but not limited to, the following:

•	shortages of skilled labor, materials and energy plant equipment including power turbines;
•	unscheduled delays in the delivery of ordered materials and equipment;
•	engineering problems, including those relating to the commissioning of newly designed equipment;
•	work stoppages;
•	weather interference;
•	cost increases, such as increases in the price of commodities such as corn or soybean or increases in or the availability of land at reasonable prices to grow corn and soybean;
•	price decreases for a barrel of oil;
•	inability to develop or non-acceptance of new technologies to produce alternative fuel sources; and
•	difficulty in obtaining necessary permits or approvals.

During the year ended January 31, 2008, GPS experienced an unexpected increase in costs related to one of its contracts. Unexpected costs included labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, equipment defects and engineering issues resulting in considerable rework and additional materials. The Company recorded a loss of approximately $12.0 million on this contract in the current year (including the reversal of approximately $1.2 million of profit on this contract initially recorded in the prior year).

Although management believes that the loss on this GPS contract was due to very unusual circumstances, and that no such loss will be incurred related to current contracts, there can be no assurance that unexpected losses will not be incurred and recorded related to current and future contracts.

As we bear the risk of cost overruns in the dollar-value of our contracts, we may experience reduced profits or, in some cases, losses under these contracts if costs increase above our estimates.

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

As described elsewhere in this report, during the year ended January 31, 2008, GPS experienced an unexpected increase in costs related to one of its contracts. Because the form of contract for this project was fixed-price, GPS had to absorb the full amount of the cost overrun resulting in the Company incurring a total loss of approximately $10.8 million on this contract.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to cover our guarantee obligations.

In some instances and in many of our fixed price contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes provide that the project, when completed, will also achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts to the customer resulting from any delay or modifications to the plant in order to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages. If these events would occur, the total costs of the project would exceed our original estimate, and we could experience reduced profits or a loss for that project.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenues or profits.

Under our accounting procedures, we measure and recognize a large portion of our profits and revenues under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenues and profits ratably over the life of a contract by comparing the amount of the costs incurred to date against the total amount of costs expected to be incurred. The effect of revisions to revenues and estimated costs is recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. Given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenues and profits. On the loss contract discussed above, approximately $1.2 million of the loss that was recorded in the year ended January 31, 2008 represented the reversal of profit recognized in the prior year.

Future bonding requirements may adversely affect our ability to compete for new energy plant construction projects.

Our construction contracts frequently require that we obtain from surety companies and provide to our customers payment and performance bonds as a condition to the award of such contracts. Such surety bonds secure our payment and performance obligations.

Surety market conditions have in the last few years become more difficult as a result of significant losses incurred by many surety companies, both in the construction industry as well as in certain large corporate bankruptcies. Consequently, less overall bonding capacity is available in the market than in the past, and surety bonds have become more expensive and restrictive. Historically, we have had a strong bonding capacity but, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds.

Current or future market conditions, as well as changes in our surety's assessment of its own operating and financial risk, could cause our surety company to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety company were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit, or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Our dependence upon third parties to complete many of our contracts may adversely affect our performance under future energy plant construction contracts.

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

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We engage in engineering and construction activities for large facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of these liabilities may exceed our policy limits. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our profits and cash available for operations.

We could be subject to claims and liabilities under environmental, health and safety laws and regulations that would add costs to our business.

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

The failure of our insurance policies to cover all of the risks we face could result in material future losses.

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

Specific Risks Relating to Our Telecommunications Infrastructure Business

Deterioration of regional economic conditions in our industry could have a material adverse effect on our future operating results.

We are involved in the telecommunications infrastructure services and construction industries, which can be negatively affected by rises in interest rates, downsizings in the economy and a general downturn in economic conditions. In addition, our activities may be hampered by weather conditions and an inability to plan and forecast activity levels. Adverse economic conditions in the telecommunications infrastructure and construction industries may have a material adverse effect on our future operating results.

Rapid technological change and/or customer consolidations could reduce the demand for the telecommunication services we provide.

The telecommunications infrastructure industry is undergoing rapid change as a result of technological advances that could in certain cases reduce the demand for our services or otherwise negatively impact our business. New or developing technologies could displace the wireline systems used for voice, video and data transmissions, and improvements in existing technology may allow telecommunications companies to significantly improve their networks without physically upgrading them. In addition, consolidation, competition or capital constraints in the utility, telecommunications or computer networking industries may result in reduced spending or the loss of one or more of our customers.

Various factors could cause the operating results of SMC to vary significantly from quarter to quarter.

SMC provides telecommunications infrastructure services primarily in the mid-Atlantic region including Maryland, Virginia, Delaware and the District of Columbia. As such, conditions in this region may affect this business. For example, our operations can be expected to have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities, as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

We intend to actively pursue larger infrastructure projects with our customers. The positive impact of major contracts requires that we undertake extensive up front preparations with respect to staffing, training and relocation of equipment. Consequently, we may incur significant period costs in one fiscal period and realize the benefit of contractual revenues in subsequent periods.

Our quarterly results may also be materially affected by:

•	variations in the margins or services performed during any particular quarter;
•	the budgetary spending patterns of customers, including government agencies;
•	the timing and volume of work under our service agreements;
•	the timing of our promotional activities;
•	losses experienced in our operations not otherwise covered by insurance;
•	the change in mix of our customers, contracts and business;
•	unexpected increases in construction and design costs.

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

Our substantial dependence upon fixed price contracts may expose us to losses in the event that we fail to accurately estimate the costs that we will incur to complete such projects.

We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for these fixed price contracts. Although historically we have been able to estimate costs accurately, the cost of labor and materials may, from time to time, vary from costs originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenue and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.

The failure to replace contracts as they are completed or expire will adversely affect future operating results.

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

Loss of a significant customer could adversely affect our SMC business.

Revenues related to our three largest telecom infrastructure services customers, Southern Maryland Electric Cooperative (“SMECO”), Verizon Communications (“Verizon”) and Electronic Data Systems (“EDS”), represented most of our business in this segment during the year ended January 31, 2008. SMECO, Verizon and EDS accounted for approximately 32%, 27% and 23% of SMC’s revenues for the year ended January 31, 2008.

Since December 31, 2007, SMC has been operating without a contract renewal with Verizon. SMC continues to perform services for Verizon at a reduced level of activity while it attempts to work with local Verizon management in negotiating a contract renewal. SMC has experienced interruptions in assigned work levels during prior-year contract renewal periods. Verizon has been a customer of SMC for more than twenty years. In April 2008, SMC received an extension of the expiring contract until June 30, 2008.

The failure to replace any reduction in work performed for Verizon, or the loss of either SMECO or EDS as a significant customer will have a material adverse effect on our business, unless the loss is offset by increases in sales to other customers.

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

Compliance with government regulations may increase the costs of our operations and expose us to substantial civil and criminal penalties in the event that we violate applicable law.

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

If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we may be precluded from entering into additional contracts with certain of our customers.

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

Specific Risks Relating To Our Nutritional Products Business

The inability to replace lost customer business will continue to adversely affect operating results and financial condition.

Net sales of nutritional products were approximately $16.7 million for the year ended January 31, 2008, representing 8% of consolidated net sales. Net sales of nutritional products were approximately $20.8 million for the year ended January 31, 2007. The decrease in net sales of nutritional products between years of approximately $4.2 million, or 20%, was caused primarily by the loss of one of VLI’s largest customers, representing approximately 20% of this segment’s net sales in the prior-year, and a 34% reduction in the level of net sales made to VLI’s largest customer. Net sales to this customer comprised approximately 25% of VLI’s net sales for the current year. Despite an extremely competitive business environment, this business added one significant new customer this year and increased sales to three other of VLI’s largest customers.

However, VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed six months including extended periods of product testing and acceptance.

Accordingly, we do not expect this business to recover quickly despite the existence of new business prospects. Further, the loss of any existing customers or unexpected reductions in the levels of sales to such customers would exacerbate the negative and material effects of the business reductions experienced in the current year.

Negative publicity about us, our products and/or our industry could cause our business to suffer.

Our business depends, in part, upon the public’s belief in the safety and quality of our products. Although many of the ingredients in our products are vitamins, minerals, herbs and other substances for which there is a long history of human consumption, some of our products contain innovative ingredients or combinations of ingredients. Although we test the formulation and production of our products and we believe that all of our products are safe when used as directed, there may be little long-term experience with human consumption of certain of these product ingredients or combinations thereof. Further, we have not sponsored or conducted clinical studies on the effects of human consumption. Any adverse publicity about the safety or quality of our products or our competitors’ products, whether or not accurate, could negatively affect the public’s perception of us, our products, and/or our industry, resulting in a significant decline in the demand for our products and our future operating results. Our business and products could be adversely affected by negative publicity regarding, among other things:
•	the nutritional supplements industry;
•	competitors;
•	the safety and quality of our products and ingredients; and
•	regulatory investigations of our products or competitors’ products.

Our inability to respond to changing consumers’ demands and preferences could adversely affect our business.

The nutritional industry is subject to rapidly changing consumer demands and preferences. There can be no assurance that customers will continue to favor the products provided and manufactured by us. In addition, products that gain wide acceptance with consumers may result in a greater number of competitors entering the market which could result in downward price pressure which could adversely impact our financial results. We believe that our growth will be materially dependent upon our ability to develop new techniques and processes necessary to meet the needs of our current customers and potential new customers. Our inability to anticipate and respond to these rapidly changing demands could have an adverse effect on our business operations.

Failure to perform effectively in an intensely competitive industry will harm our business.

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

The successful fulfillment of customer orders depends on our ability to obtain the necessary raw materials in a timely manner.

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

Future product liability claims may expose us to unexpected damages and expenses which could adversely affect our results of operation and financial condition.

We could face financial liability due to product liability claims if the use of our products results in significant loss or injury. To date, we have not been the subject of any product liability claims. However, we can make no assurances that we will not be exposed to future product liability claims. Such claims may include that our products contain contaminants, that we provide consumers with inadequate instructions regarding product use, or that we provide inadequate warnings concerning side effects or interactions of our products with other substances. We believe that we maintain adequate product liability insurance coverage. However, a product liability claim could exceed the amount of our insurance coverage or a product claim could be excluded under the terms of our existing insurance policy, which could adversely affect our future results of operations and financial condition.

A violation of government regulations or our inability to obtain necessary government approvals for our products could harm our business.

The formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by one or more federal agencies, including the Food and Drug Administration (FDA), the Federal Trade Commission (FTC), the Consumer Product Safety Commission, the U.S. Department of Agriculture, the Environmental Protection Agency, and also by various agencies of the states, localities and foreign countries in which our products are sold. In particular, the FDA, pursuant to the Federal Food, Drug, and Cosmetic Act (FDCA), regulates the formulation, manufacturing, packaging, labeling, distribution and sale of dietary supplements, including vitamins, minerals and herbs, and of over-the-counter (OTC) drugs, while the FTC has jurisdiction to regulate advertising of these products, and the US Postal Service regulates advertising claims with respect to such products sold by mail order. The FDCA has been amended several times with respect to dietary supplements, most recently by the Nutrition Labeling and Education Act of 1990 and the Dietary Supplement Health and Education Act of 1994. In addition, our products are also subject to regulations under various state and local laws that include provisions governing, among other things, the formulation, manufacturing, packaging, labeling, advertising and distribution of dietary supplements and OTC drugs. Our inability to comply with these numerous regulations could harm our business, resulting in, among other things, injunctions, product withdrawals, recalls, product seizures, fines and criminal prosecutions.

In the future, we may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we consider favorable, or to more stringent interpretations of current laws or regulations. We can neither predict the nature of such future laws, regulations, repeals or interpretations, nor can we predict what effect additional governmental regulation, when and if it occurs, would have on our business. These regulations could, however, require the reformation of certain products to meet new standards, the recall or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation or other new requirements. Any of these developments could result in sales reductions and/or unanticipated expenses having material adverse effects on our business.

Our inability to adequately protect our products from replication by competitors could have a material adverse effect on our business. We own proprietary formulas for certain of our nutritional products. We regard our proprietary formulas as valuable assets and believe they have significant value in the marketing of our products. Because we do not have patents or trademarks on our products, there can be no assurance that another company will not replicate and market one or more of our products, thereby causing us to lose business.

Risks Relating to Our Securities

Our acquisition strategy may result in dilution to our stockholders.

Our business strategy calls for strategic acquisition of other businesses. In connection with our acquisition of GPS and VLI, among other consideration, we issued approximately 3,666,667 and 1,785,000, respectively, shares of our common stock. In addition, we issued 2,853,335 shares of our common stock in our December 2006 private placement. We used the proceeds from the December 2006 private placement to fund the cash portion of the acquisition cost of GPS. We anticipate that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings.

Our officers, directors and certain key employees have substantial control over Argan.

As of January 31, 2008, our executive officers and directors as a group owned approximately 17.5% of our voting shares (giving effect to an aggregate of 360,000 shares of common stock that may be purchased upon exercise of warrants and stock options held by our executive officers and directors and 1,323,270 shares beneficially held in the name of MSR Advisors, Inc. and affiliates for which one of our directors is President) and therefore, may have the power to influence corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may influence the election of directors and other actions requiring stockholder approval.

In addition, as of January 31, 2008, William F. Griffin, Jr. and Joel M. Canino, executive officers of GPS, own approximately 13.5% and 11.6% of our outstanding voting shares, respectively. Therefore, Messrs. Canino and Griffin, individually, may have the power to influence corporate actions.

As our common stock is thinly traded, the stock price may be volatile and you may have difficulty disposing of your investment at prevailing market prices.

In August 2007, our common stock was approved for listing on the American Stock Exchange (“AMEX”) and commenced trading under the symbol AGX. Until August 2007, our common stock traded over-the-counter under the symbol AGAX.OB. Our common stock was also listed on the Boston Stock Exchange under the symbol AGX from August 4, 2003 until its voluntary delisting in September 2007. However, there were no sales of the Company’s securities on the Boston Stock Exchange during the previous two years.

Despite the new listing, our common stock remains thinly and sporadically traded and no assurances can be given that a larger market will ever develop, or if developed, that it will be maintained.

Availability of significant amounts of our common stock for sale could adversely affect its market price.

As of January 31, 2008, we had 11,110,301 outstanding shares of common stock. On February 16, 2007, we filed a Form S-3 registration statement for resale of 3,666,667 shares of our common stock issued in connection with the acquisition of GPS. We filed another Form S-3 registration statement on February 20, 2007 for the resale of 2,653,335 shares of our common stock issued in connection with our December 2006 private placement. In June 2006, we registered 1,751,192 shares of our common stock on Form S-3 for resale by the selling shareholders named therein relating to shares issued in connection with our private placement in May 2006 and our acquisition of VLI. In February 2005, we registered 954,032 shares of our common stock on Form S-3 for resale by the selling shareholders named therein consisting of shares issued in connection with (i) the private sale of our common stock and (ii) our acquisition of VLI. If our stockholders sell substantial amounts of our common stock in the public market, including shares registered under any registration statement on Form S-3, the market price of our common stock could fall.

We may issue preferred stock with rights that are superior to our common stock.

Our Certificate of Incorporation, as amended, permits our Board of Directors to authorize the issuance of shares of preferred stock and to designate the terms of the preferred stock. The issuance of shares of preferred stock by us could adversely affect the rights of holders of common stock by, among other factors, establishing dividend rights, liquidation rights and voting rights that are superior to the rights of the holders of the common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We occupy our corporate headquarters in Rockville, Maryland, under a lease that expires on June 30, 2009 covering 1,495 square feet of office space. The headquarters of GPS, located in Glastonbury, Connecticut, is occupied pursuant to a lease that expires in October 2012 and that covers 8,304 square feet of office space. The operations of VLI are located in Naples, Florida and occupy four leased facilities; one under a monthly lease, another pursuant to a lease that will expire on July 31, 2008 and two others pursuant to leases with terms that will expire on February 28, 2011. One facility is leased from the former owner of VLI. The four buildings of VLI include approximately 26,000 square feet of warehouse space; approximately 10,000 square feet of manufacturing space; approximately 8,000 square feet of office space; and approximately 1,000 square feet of laboratory space. SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expires on December 31, 2009 and that includes extension options available through January 1, 2020. The SMC facility includes approximately four acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. SMC also leases two storage and staging lots in the nearby St. Mary’s and Calvert Counties of Maryland that expire in December 2008 and September 2009, respectively.

The operations of GPS and SMC in the field may require us to occupy facilities on customer premises or job sites. Accordingly, we may rent local construction offices and equipment storage yards under arrangements that are temporary in nature. These costs are expensed as incurred and are included in cost of sales.

ITEM 3. LEGAL PROCEEDINGS

1)
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

The case was scheduled for trial on April 10, 2007. On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC appealed the District Court’s decision to the Ninth Circuit Court of Appeals. The parties have filed their appellate briefs and are waiting for a date to be scheduled for oral arguments. We intend to vigorously defend the appeal of this litigation.

2)
On August 27, 2007, Kevin Thomas filed a lawsuit against the Company, VLI and our Chief Executive Officer (the “CEO”) in the Circuit Court of Florida for Collier County. Mr. Thomas was the former owner of VLI. The Company acquired VLI by way of merger on August 31, 2004. Mr. Thomas alleges that the Company, VLI and our CEO breached various agreements regarding his compensation and employment package that arose from the acquisition of VLI. Mr. Thomas has alleged contractual and tort-based claims arising from his compensation and employment agreements and seeks rescission of his covenant not to compete against VLI. The Company, VLI and our CEO deny that any breach of contract or tortious conduct occurred on their part. The Company and VLI have also asserted four counterclaims against Mr. Thomas for breach of the merger agreement, breach of his employment agreement, breach of fiduciary duty and tortious interference with contractual relations because Mr. Thomas violated his non-solicitation, confidentiality and non-compete obligations after he left VLI. We intend to vigorously defend this lawsuit and prosecute its counterclaims (the “VLI Merger Litigation”).

3)
On March 4, 2008, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in the Circuit Court of Florida for Collier County. Mr. Thomas owns VFI which has supplied VLI with certain organic raw materials for manufacturing VLI's products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI's customers. The deadline for filing a responsive pleading to this complaint is April 18, 2008. The defendants vigorously deny that VLI breached any contract or that VLI’s president defamed VLI. We intend to vigorously defend this lawsuit.

4)
Mr. Thomas has also filed a lawsuit against VLI’s president for defamation in the Circuit Court of Florida for Collier County. Mr. Thomas alleges that VLI’s president made false statements to third-parties regarding Mr. Thomas' conduct that is the subject of counterclaims by the Company and VLI in the VLI Merger Litigation and that these statements have caused him damage to his business reputation. The deadline for filing a responsive pleading to this complaint is April 18, 2008. VLI’s president vigorously denies that he defamed Mr. Thomas and intends to vigorously defend this lawsuit.

In the normal course of business, the Company has pending claims and legal proceedings. It is our opinion, based on information available at this time, that none of the other current claims and proceedings will have a material effect on our consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In August 2007, our common stock was approved for listing on the American Stock Exchange (“AMEX”) and commenced trading under the symbol AGX. The following table sets forth the high and low closing prices for our common stock for the fiscal quarters ended October 31, 2007, January 31, 2008 and April 30, 2008.

	High Close	Low Close
Fiscal Year Ended January 31, 2008
3rd Quarter (commencing August 22, 2007)	$10.25	$7.55
4th Quarter	13.39	9.94

Fiscal Year Ending January 31, 2009
1st Quarter (through March 12, 2008)	$12.25	$11.51

Prior to the listing on AMEX, the common stock traded over-the-counter under the symbol AGAX.OB. The following table sets forth the high and low bid quotations for our common stock for the periods indicated. These quotations represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal year Ended January 31, 2006
1st Quarter	$6.12	$5.70
2nd Quarter	6.15	5.05
3rd Quarter	5.05	1.01
4th Quarter	2.65	1.90

Fiscal year Ended January 31, 2007
1st Quarter	$2.35	$1.90
2nd Quarter	2.70	1.80
3rd Quarter	6.40	2.00
4th Quarter	7.00	2.95

Fiscal year Ended January 31, 2008
1st Quarter	$7.20	$6.00
2nd Quarter	8.50	6.20
3rd Quarter (through August 21, 2007)	7.75	7.16

Our common stock was also listed on the Boston Stock Exchange under the symbol AGX from August 4, 2003 until its voluntary delisting in September 2007. However, there were no sales of the Company’s securities on the Boston Stock Exchange during the periods presented above.

As of April 4, 2008, we had approximately 234 stockholders of record.

To date, we have not declared or paid cash dividends to our stockholders. We have no plans to declare and pay cash dividends in the near future as we plan to use the Company’s working capital on growing our business operations.

Equity Compensation Plan Information

The following table sets forth certain information, as of January 31, 2008, concerning securities authorized for issuance under warrants and options to purchase our common stock.

	Number of Securities Issuable under Outstanding Warrants and Options	Weighted- Average Exercise Price of Outstanding Warrants and Options	Number of Securities Remaining Available for Future Issuance (2)

Equity Compensation Plans Approved by the Stockholders (1)	425,275	$6.07	206,225

Equity Compensation Plans Not Approved by the Stockholders	—	—	—

Totals	425,275	$6.07	206,225

(1)
Approved Plans include the Company’s 2001 Stock Option Plan. As of January 31, 2008, a total of 650,000 shares of Common Stock had been authorized for issuance under the Option Plan by the stockholders.

(2)	Excludes the number of securities reflected in the first column of this table.

Stock Options and Warrants

The Company’s 2001 Stock Option Plan was established in August 2001 (the “Option Plan”). Under the Option Plan, our Board of Directors may grant stock options to officers, directors and key employees. The Option Plan was amended in June 2007 in order to authorize the grant of options for up to 650,000 shares of common stock. Stock options that are granted may be Incentive Stock Options (“ISOs”) or nonqualified stock options” (NSOs”). ISOs granted under the Option Plan have an exercise price per share at least equal to the common stock’s fair market value per share at the date of grant, a ten-year term, and typically become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s fair market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Board of Directors.

In connection with the Company’s private placement offering of our common stock that occurred in April 2003, we also issued warrants to purchase 230,000 shares of common stock to various parties. Included were (1) warrants to purchase an aggregate of 180,000 shares of common stock that were issued to three individuals (including the current CEO and CFO) who became executive officers of the Company upon completion of the offering, and (2) warrants to purchase 50,000 shares of common stock that were issued to MSR Advisors, Inc. One of the members of our Board of Directors is the President of MSR Advisors, Inc. The purchase price per share of common stock under all of these warrants is $7.75; the warrants expire in April 2013. As of January 31, 2008, warrants to purchase 226,000 shares of common stock were outstanding.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FININCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2008, and the results of operations for the years ended January 31, 2008 and 2007, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in our Annual Report on Form 10-K that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors, including but not limited to the risks and uncertainties described elsewhere in Item 1A of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Introduction

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

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts, the valuation of goodwill and other purchased intangible assets, income tax reporting and the reporting of legal matters to be most critical to the understanding of our financial position and results of operations. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

We recognize a significant portion of revenues in connection with performance under long-term construction contracts pursuant to Statement of Position (SOP) No.81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The types of contracts may vary and include agreements under which revenue is based on a fixed price basis and cost-plus-fee. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Revenues from fixed price construction agreements, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Therefore, changes to the total estimated contract cost of a fixed price contract may affect the amount of profit or the extent of loss. The effect of the change on profit or loss is recorded in the period when the change in estimated total contract cost is determined. We review the estimates of total cost on each significant contract monthly. However, as indicated above, we recorded a loss of approximately $12.0 million during the current fiscal year in completing an energy plant in California. In the current year, we experienced unexpected costs in connection with the completion of this work caused primarily by labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, equipment defects and engineering issues resulting in considerable rework and additional materials. The loss recorded in the current included the reversal of profit on this contract initially recorded in the prior year in the amount of $1.2 million.

In connection with the acquisitions of GPS, VLI and SMC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, proprietary formulas, non-compete agreements and trade names. Other than goodwill, most of our purchased intangible assets are determined to have finite useful lives. At February 1, 2007, the beginning of our most recent fiscal year, goodwill and other purchased intangible assets together represented approximately 30% of consolidated total assets. In accordance with FAS No. 142 “Goodwill and Other Intangible Assets,” the Company reviews goodwill for impairment at least annually. The Company tests for the impairment of goodwill pursuant to the requirements of FAS No. 142 and of the other purchased intangible assets pursuant to the requirements of FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” more frequently if events or changes in circumstances indicate that an asset value might be impaired. We utilize the assistance of professional appraisal firms in the initial determination of the fair value of these intangible assets using various techniques. Certain techniques require us to make estimates and assumptions about the future financial performance of the acquired businesses that may change in the future. The loss of business experienced by VLI during the current year suggested that the carrying value of VLI’s goodwill and other long-lived intangible assets, contractual customer relationships and non-compete agreements, may have been impaired. Accordingly, the Company performed assessments of the carrying values and determined that the net unadjusted carrying values of these assets exceeded the current fair values. Accordingly, we recorded asset impairment losses in the total amount of $6.8 million for the year ended January 31, 2008.

As of January 31, 2008 and 2007, our consolidated balance sheets included deferred tax assets in the total amounts of $2,423,000 and $512,000, respectively, resulting from our future deductible temporary differences. In assessing the realizability of deferred tax assets, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, based substantially on the strong earnings performance of our power industry services business segment, we believe that it is more likely than not that we will realize benefit for our deferred tax assets.

As discussed in Note 12 to the consolidated financial statements, we are involved in several legal maters where litigation has been initiated against us. As discussed in Note 12, we deny the alleged wrongdoings and intend to vigorously defend ourselves in each case. We have concluded that the likelihood of an unfavorable outcome in each case is neither probable nor remote as those terms are defined in FAS No. 5, “Accounting for Contingencies.” However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. The aggregate amount of the legal fee reserves included in accrued expenses at January 31, 2008 was approximately $321,000. Should these estimates change, or should our assessments of the outcomes of these cases change, additional costs may be recorded.

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, those related to our allowances for doubtful accounts and inventory obsolescence. A description of the Company’s significant accounting policies, including those discussed above, are described in Note 2 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

New Accounting Pronouncements

As discussed in the Note 15 to the accompanying consolidated financial statements, we have adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”. Other than this change, there have been no significant changes to our critical accounting policies during the year ended January 31, 2008.

On February 1, 2006, we adopted Statement of Financial Accounting Standard No. 123R, “Share-based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors using a fair value based option pricing model, and eliminated the alternative intrinsic value method of accounting for share-based payments. We applied the modified prospective transition method; accordingly, the Company recorded compensation expense related to stock options and warrants in the financial statements beginning February 1, 2006 (amounting to $561,000 and $237,000 for the years ending January 31, 2008 and 2007, respectively), with no restatement of prior periods. The compensation expense relates to awards that have been granted, modified, repurchased or cancelled on or after February 1, 2006, as well to awards previously granted that were not vested as of February 1, 2006.

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 141(R), “Business Combinations”. FAS No. 141(R) replaces FAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. FAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. For us, FAS 141R will be effective for business combinations occurring subsequent to January 31, 2009. We will assess the impact that SFAS 141R may have on its financial position and results of operations. In December 2007, the FASB also issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” that establishes accounting and reporting standards for minority interests in consolidated subsidiaries. This standard will be effective for us on February 1, 2009, and its adoption would not affect our current consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” FAS No. 159 permits companies to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of FAS No. 159 will be effective for us beginning February 1, 2008. We do not expect FAS No. 159 to have a significant impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. We plan to adopt FAS No. 157 on February 1, 2008, as required. The adoption of FAS No. 157 is not expected to have a material impact on our financial condition and results of operations.

Comparison of the Results of Operations for the Years Ended January 31, 2008 and 2007

The following schedule compares the results of our operations for the years ended January 31, 2008 and 2007. Except where noted, the percentage amounts represent the percentage of net sales for the corresponding year.

	2008		2007
Net sales
Power industry services	$180,414,000	87.2%	$33,698,000	48.9%
Nutritional products	16,669,000	8.1%	20,842,000	30.3%
Telecommunications infrastructure services	9,693,000	4.7%	14,327,000	20.8%
Net sales	206,776,000	100.0%	68,867,000	100.0%
Cost of sales **
Power industry services	162,418,000	90.0%	30,589,000	90.8%
Nutritional products	14,714,000	88.3%	16,549,000	79.4%
Telecommunications infrastructure services	8,059,000	83.1%	11,479,000	80.1%
Cost of sales	185,191,000	89.6%	58,617,000	85.1%
Gross profit	21,585,000	10.4%	10,250,000	14.9%
Selling, general and administrative expenses	18,983,000	9.2%	9,863,000	14.3%
Impairment losses of VLI	6,826,000	3.3%	—	—
Loss from operations	(4,224,000)	(2.0)%	387,000	*
Interest expense and amortization of subordinated debt issuance costs	(699,000)	*	(708,000)	(1.0)%
Interest and other income	3,311,000	1.6%	297,000	*
Loss from operations before income taxes	(1,612,000)	*	(24,000)	*
Income tax expense	(1,593,000)	*	(89,000)	*
Net loss	$(3,205,000)	$(1.6)%	$(113,000)	*

Basic and diluted loss per share	$(0.29)		$(0.02)

Weighted average number of shares	11,097,000		5,338,000

  * Less than 1%.

** The cost of sales percentage amounts represent the percentage of net sales of the applicable segment.

The following analysis provides information as to the results of our operations for the fiscal years ended January 31, 2008 and 2007. In December 2006, we completed the acquisition of GPS, a transaction that is significant to our financial statements. As the results of operations for the current year include the operating results of GPS for the entire year and the operating results of the prior year do not, a comparison of our current year results to pro forma prior-year results follows this analysis below. The pro forma results are presented as if the acquisition of GPS and certain related transactions occurred on February 1, 2006. The acquisition of GPS represented the establishment of our power industry services business segment.

Net Sales

Power Industry Services

Net revenues of power industry services were $180.4 million for the year ended January 31, 2008, and represented 87.2% of consolidated net sales. For the period December 8, 2006 (the date of the GPS acquisition) through January 31, 2007, the net revenues of the power industry services business were $33.7 million, which represented 48.9% of consolidated net sales for the year ended January 31, 2007.

During the year ended January 31, 2008, most of the operating activities of the power industry services business related to the construction of seven facilities, including four that were substantially completed in fiscal year 2008. In the current year, GPS substantially completed two construction projects for a large biodiesel facility near Houston, Texas, built a gas-fired energy power plant in California, and constructed a gas-fired peaking power facility in Connecticut. It has projects underway managing the completion of biofuel production facilities in Texas which we expect to complete in fiscal year 2009.

The most significant customers of power industry services business for the fiscal year ended January 31, 2008 were Altra Biofuels Nebraska, LLC (“ALTRA”), Renewable Bio-Fuels Port Neches LLC (“RBF”), Green Earth Fuels of Houston LLC (“GEF”), and the Connecticut Municipal Electrical Energy Cooperative (“CMEEC”). In total, GPS recognized approximately 90% of its revenues for the fiscal year ended January 31, 2008 under contracts with these customers. The annual revenues for these four customers represented approximately 30%, 25%, 20% and 15% of the revenues of this business segment for the fiscal year ended January 31, 2008, respectively, and represented approximately 26%, 22%, 18% and 13% of the Company’s consolidated net sales for the fiscal year ended January 31, 2008, respectively.

At January 31, 2008, the total contract backlog of this business was $122 million compared to a total contract backlog of $171 million at January 31, 2007. At the end of the current year, GPS had a construction project which was in suspension pending the efforts of the customer to obtain financing to complete the construction of an ethanol facility. Under the terms of the amended engineering, procurement and construction agreement with the customer (the “EPC Agreement”), March 19, 2008 was the deadline for the customer to obtain financing for the project. If such financing was not obtained, GPS would be allowed to terminate the EPC Agreement at that time. GPS has served termination notice but the customer has not acknowledged the termination or released the construction bond. GPS continues to cooperate with the customer in its efforts to obtain financing. The amount owed to GPS by the project owner is included in accounts receivable in the consolidated balance sheet at January 31, 2008 and is approximately equal to the amount of billings in excess of cost and earnings for the project. GPS is uncertain as to the ultimate resolution of this matter, but does not anticipate any losses to arise from the resolution of this EPC Agreement.

In December 2007, the Company announced that GPS had received an interim notice to proceed from Pacific Gas & Electric Company (“PG&E”) on an approximately $340 million contract to design and build a natural gas-fired, combined cycle, power plant in Colusa, California. The Colusa facility has a planned completion date of August 1, 2010. The Company expects to complete the engineering, procurement and construction contract negotiations and receive the full notice to proceed in the first quarter of the new fiscal year. The estimated value of this contract is not included in the contract backlog amount at January 31, 2008.

Telecommunications Infrastructure Services

Net revenues of telecommunications infrastructure services were approximately $9.7 million for the year ended January 31, 2008 compared to $14.3 million for the year ended January 31, 2007, representing a decrease in the net revenues of telecommunications infrastructure services between years of $4.6 million, or 32%. The net revenues of telecommunications services for the years ended January 31, 2008 and 2007 were 4.7% and 20.8% of consolidated net sales for the corresponding years, respectively.

The decline in SMC’s revenue between years primarily relates to a reduced level of service provided to SMC’s largest inside premises customer in the amount of approximately $2.7 million. A combination of increased competition and an overall reduction in the amount of work being conducted by the customer has adversely affected the level of our business between years. Net revenue related to services provided to SMC’s outside premises customers declined by approximately $1.1 million compared to the net revenue of the prior year.

The most significant customers of SMC for the fiscal year ended January 31, 2008 were Southern Maryland Electrical Cooperative (“SMECO”), Verizon Communications, Inc. (“Verizon”) and Electronic Data Systems Corporation (“EDS”). In total, SMC recognized approximately 82% of its revenues for the fiscal year ended January 31, 2008 under contracts with these customers. Revenues provided by these customers represented approximately 32%, 27% and 23% of SMC’s revenues for the fiscal year ended January 31, 2008, and together represented approximately 3.9% of the Company’s consolidated revenues for the current year.

Since December 31, 2007, SMC has been operating without a contract renewal with Verizon. SMC continues to perform services for Verizon at a reduced level of activity while it attempts to work with local Verizon management in negotiating a contract renewal. In April 2008, SMC received an extension of the expiring contract until June 30, 2008. Verizon has been a customer of SMC for more than twenty years.

Nutritional Products

Net sales of nutritional products were $16.7 million for the year ended January 31, 2008, and represented 8.1% of consolidated net sales. Net sales of nutritional products were $20.8 million for the year ended January 31, 2007. This amount represented 30.3% of consolidated net sales for the prior-year period. The decrease in net sales of nutritional products of approximately $4.2 million, or 20%, primarily was due the loss of one of VLI’s largest customers, the Rob Reiss Companies, which represented approximately 20% of this segment’s net sales in the prior-year, and a 34% reduction in the level of net sales made to VLI’s largest customer, TriVita Corporation (“TriVita”). Net sales to TriVita comprised approximately 25% of VLI’s net sales for the current year. Despite an extremely competitive business environment, this business increased its sales to three of VLI’s largest customers, CyberWize, Renew Life and Market America, during the current year.

VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed six months including extended periods of product testing and acceptance.

Cost of Sales

On an overall basis, cost of sales increased due primarily to the addition of the power industry services business for an entire year. As a percentage of net sales, cost of sales increased to 89.6% for the year ended January 31, 2008 compared with 85.1% for the prior year.

For the year ended January 31, 2008, the cost of revenues for power industry services was $162.4 million, or approximately 90.0% of corresponding net revenues. As indicated above, GPS substantially completed an energy plant in California during the current year. GPS incurred a total loss on this project of approximately $10.8 million, including $12.0 million that was recorded in the current fiscal year (including the reversal of profit on this contract initially recorded in the prior year). GPS incurred unexpected costs in connection with the completion of this work caused primarily by labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, equipment defects and engineering issues resulting in considerable rework and additional materials. The total loss amount has been recorded in the accounts, and this project is now substantially complete. The profitable performance of services for the Company’s other GPS construction projects underway during the current year more than offset the loss on the California project.

For the year ended, January 31, 2008, the cost of revenues for telecommunications infrastructure services was approximately $8.1 million, or 83.1% of corresponding net revenues, compared to $11.5 million for the year ended January 31, 2007, or 80.1% of corresponding net revenues. Certain direct costs increased between years despite the decrease in revenues, causing an overall decrease in the gross profit percentage. These costs included gasoline and oil, field office and equipment rents, construction supplies and equipment depreciation. In addition, direct labor costs, and related benefit and insurance costs, did not decline substantially between years.

For the year ended January 31, 2008, the cost of sales for nutritional products was $14.7 million, or 88.3% of corresponding net sales, compared to $16.5 million, or 79.4% of corresponding net sales for the year ended January 31, 2007. The mix of products sold changed for VLI during the year, with lower-margin powder products sold to a new customer comprising a greater portion of sales. In addition, the loss of the sales volume related to the VLI customers discussed above caused VLI to re-evaluate its inventory for additional obsolete quantities. As a result, VLI recorded charges for inventory obsolescence and overstocked products that totaled $555,000 for the year. In the prior year, the inventory obsolescence charges were $96,000. These amounts were included in the cost of sales for nutritional products in the consolidated statements of operations for the corresponding periods.

Selling, General and Administrative Expenses

For the year ended January 31, 2008, selling, general and administrative expenses were $19.0 million or 9.2% of consolidated net sales compared to $9.9 million or 14.3% of consolidated net sales for the year January 31, 2007, an increase between years of approximately $9.1 million. The inclusion of a full year of such expenses for GPS increased the amount by approximately $8.6 million.

Corporate general and administrative expenses increased between years, from approximately $2.4 million for the year ended January 31, 2007 to approximately $3.8 million for the year ended January 31, 2008, due to increased litigation costs, increased professional fees including audit, tax and SOX internal control-related compliance fees, and increased stock option compensation expense.

Impairment of Goodwill and Other Purchased Intangible Assets

Due to VLI’s loss of key customer accounts, the continuing overall decline in the net sales of VLI, and the operating loss incurred by VLI during the current year, we conducted analyses of the operations of VLI in order to identify any impairment in the carrying value of the goodwill related to this business. The unadjusted amount of goodwill related to VLI prior to our analyses was approximately $6,565,000. In general, this business has reported operating results that are below expected levels. Analyzing this business using both an income approach and a market approach suggested that the current fair value of this business exceeded its carrying value. Based on these analyses, we recorded goodwill impairment losses of approximately $5.6 million during the current year, thereby reducing the goodwill related to VLI to an adjusted balance of $921,000 as of January 31, 2008.

The loss of business also suggested that the carrying value of VLI’s long-lived intangible assets, non-contract customer relationships and non-compete agreements, may be impaired. In fact, we determined that the net unadjusted carrying values of these assets exceeded the estimated amounts of undiscounted future cash flows attributable to these assets. Using fair values based on the estimated amounts of discounted cash flows, we recorded asset impairment losses in the amounts of $578,000 and $603,000, respectively, during the current year, thereby reducing the adjusted carrying values of these long-lived assets to approximately $125,000 and $12,000, respectively, as of January 31, 2008.

Interest Income and Expense

We had a decrease in interest expense to $699,000 for the year ended January 31, 2008 from $708,000 for the year ended January 31, 2007. The current year amount primarily consisted of interest related to the two bank term loans discussed above; these loans were outstanding for the entire year. The prior year amount included only partial year portions (the loans relating to VLI and GPS were drawn in September 2006 and December 2006, respectively), but included $135,000 in interest related to the subordinated note due to the former owner of VLI (the note was paid-off in the prior year), $132,000 in interest related to our Bank revolving credit line and $257,000 in amortization of debt issuance costs (amortization was completed in the prior year).

Interest and other income increased substantially between years, from $297,000 in the prior year to $3,311,000 in the current year related to the increase during the year in cash equivalents and investments that was primarily related to strong cash flow from operations.

Income Tax Expense

Despite reporting a loss before income taxes of $1.6 million for the year ended January 31, 2008, we incurred income tax expense of approximately $1.6 million for the year. The current year goodwill impairment loss of approximately $5.6 million is not deductible for income tax reporting purposes, and represents a permanent difference between financial and income tax reporting. In addition, for the current year, the Company was adversely impacted by our inability to utilize certain current operating losses for state income tax reporting purposes. For the year ended January 31, 2007, we reported a loss before income taxes of $24,000, and income tax expense of $89,000. For the prior year, the amortization of the debt issuance costs identified above in the amount of $257,000 was not deductible for income tax reporting purposes.

Comparison of the Results of Operations for the Year Ended January 31, 2008 to the Unaudited Pro Forma Results of Operations for the Year Ended January 31, 2007

The following statements compare the historical results of our operations for the year ended January 31, 2008 to the unaudited pro forma results of operations for the year ended January 31, 2007 which reflect the effects of the acquisition of GPS, the new bank financing of $8.0 million and the private offering of 2,853,335 shares as if these transactions were completed on February 1, 2006.

The unaudited pro forma statement for the prior year does not purport to be indicative of the actual results that would have been reported if the transactions described above had occurred on February 1, 2006 or that may be obtained in the future. GPS previously reported its results of operations using a calendar year-end. We believe that no material events have occurred subsequent to these reporting periods that would require adjustment to our unaudited pro forma statement of operations.

	2008	2007
Net sales
Power industry services	$180,414,000	$134,410,000
Nutritional products	16,669,000	20,842,000
Telecommunications infrastructure services	9,693,000	14,327,000
Net sales	206,776,000	169,579,000
Cost of sales
Power industry services	162,418,000	124,005,000
Nutritional products	14,714,000	16,549,000
Telecommunications infrastructure services	8,059,000	11,479,000
Cost of sales	185,191,000	152,033,000
Gross profit	21,585,000	17,546,000
Selling and general and administrative expenses	18,983,000	13,042,000
Impairment losses of VLI	6,826,000	—
Income (loss) from operations	$(4,224,000)	$4,504,000

Net Sales

The net revenues from power industry services were approximately $180.4 million for the year ended January 31, 2008 compared with approximately $134.4 million of corresponding pro forma net revenues for the year ended January 31, 2007. The net revenues from power industry services increased between years primarily due to increased revenues from ongoing new projects that were started during the year ended January 31, 2007, including an ethanol facility, several bio-diesel projects and a power peaking facility.

The reductions in the net sales of nutritional products and telecommunication infrastructure services between periods are discussed above.

Cost of Sales

For the year ended January 31, 2008, total cost of sales of $185.2 million represented approximately 89.6% of net sales. The pro forma cost of sales for the year ended January 31, 2007 was $152.0 million, or 89.7% of net sales.

The cost of revenues for power industry services was approximately $162.4 million, or 90.0% of corresponding net revenues for the current year, compared to pro forma cost of revenues of approximately $124.0 million, or 92.3% of corresponding pro forma net revenues for the year ended January 31, 2007. The current year increase in the level of construction activity by GPS caused the increase in the cost of revenue amounts between years. The profitable performance of services on the other GPS construction projects underway during the current fiscal year more than offset the losses of approximately $12.0 million recorded on the California project during the current year.

The reductions in the cost of sales of nutraceutical products and telecommunication infrastructure services between periods are discussed above.

Selling, General and Administrative Expenses

For the year ended January 31, 2008, selling, general and administrative expenses were approximately $19.0 million, or 9.2% of consolidated net sales, compared to the pro forma amount of approximately $13.0 million for the year ended January 31, 2007, or 7.7% of consolidated pro forma net sales.

The increase of approximately $5.9 million in expenses between years was due primarily to the increased level of business activity of GPS in the current year. In addition, corporate general and administrative costs have increased between years due to increased litigation costs, increased other professional fees, including audit, tax and SOX internal control-related compliance fees, and increased stock option compensation expense.

Impairment Losses

As discussed above, we recorded impairment losses in the current year related to the goodwill and other purchased intangible assets of VLI in the total amount of $6.8 million. Accordingly, the asset impairment charges were included in the consolidated statement of operations for the year ended January 31, 2008.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $66.8 million as of January 31, 2008 compared to $25.4 million as of January 31, 2007. At January 31, 2008, cash equivalents included investments in collective funds managed by our bank that invest primarily in debt securities issued by US Government-sponsored agencies. We also have an available balance of $4.3 million under our revolving line of credit financing arrangement with our bank. Our consolidated working capital has increased during the current year from approximately $12.9 million as of January 31, 2007 to approximately $16.5 million as of January 31, 2008.

Net cash provided by operations for the year ended January 31, 2008, was approximately $42.5 million compared with approximately $13.3 million of cash that was used by operations during the year ended January 31, 2007.

The Company’s non-cash expenses increased during the year ended January 31, 2008 compared to the year ended January 31, 2007. Amortization of purchased intangibles increased by approximately $3.9 million to $6.2 million for the current year, reflecting an entire current year of amortization expense related to certain GPS purchased intangible assets. In addition, current year non-cash expenses included intangible asset impairment losses of $6.8 million related to the goodwill and other purchased intangible assets of VLI. Non-cash stock option compensation expense was $561,000 for the current year compared with $237,000 for the prior year, reflecting primarily the award of stock options to GPS employees and key employees hired during the year.

Deferred income tax benefit increased to approximately $2.7 million for the year ended January 31, 2008 from a benefit of $1.0 million for the prior year.

During the year ended January 31, 2008, billings in excess of estimated earnings provided approximately $36.6 million in cash flow due primarily to the growth in operating activity. In addition, the Company reduced the amount of unbilled receivables during the current fiscal year by approximately $11.8 million; this amount was partially offset by an increase in accounts receivable of $7.1 million. Cash was used to reduce the level of accounts payable and accrued expenses by approximately $7.3 million during the current year.

During the year ended January 31, 2008, net cash provided by investing activities was approximately $1.4 million. The sale of investments provided net cash of $2.3 million. We used approximately $873,000 in cash to purchase equipment and other fixed assets. During the prior year, $22.0 million was provided by investing activities as the acquisition of GPS added approximately $23.0 million in cash. The purchase of equipment and other fixed assets in the prior year used $935,000 in cash.

For the year ended January 31, 2008, net cash used in financing activities was approximately $2.5 million, primarily including monthly installment payments on the two Bank term loans. We also received cash proceeds of $77,000 during the current year from the exercise of warrants and options to purchase our common stock. During the year ended January 31, 2007, financing activities provided $16.7 million in cash including $12.5 million in net cash proceeds received from the sale of 3.6 million shares of our common stock and $9.5 million in cash proceeds provided under the new term loan financing arrangements with the Bank. These proceeds were partially offset by $1.2 million in net payments made to pay-off amounts owed under our revolving Bank line of credit, by $3.3 million in final payments on the subordinated debt owed to the former owner of VLI, and by $796,000 in long-term debt principal payments.

The Bank financing arrangements provide for the measurement at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period) of certain financial covenants including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At January 31, 2008 and 2007, we were in compliance with each of these financial covenants. The Bank’s consent is required for acquisitions and divestitures. We continue to pledge the majority of the Company’s assets to secure the financing arrangements. Subsequent to January 31, 2008, the Bank agreed to extend the expiration date of the revolving line of credit to May 31, 2010.

The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise their rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable.

Management believes that cash on hand, cash generated from the Company’s future operations and funds available under the Company’s line of credit will be adequate to meet the Company’s future operating cash needs. Any future acquisitions, or other significant unplanned cost or cash requirement may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

We present Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) in order to provide investors with a supplemental measure of our operating performance. The following table shows the reconciliation of our reported net losses for the years ended January 31, 2008 and 2007 to our EBITDA for the corresponding years:

	2008	2007
Net loss, as reported	$(3,205,000)	$(113,000)
Interest expense and amortization of debt issuance costs	699,000	708,000
Income tax expense	1,593,000	89,000
Amortization of purchased intangible assets	6,184,000	2,328,000
Impairment of VLI goodwill and other intangible assets	6,826,000	—
Depreciation and other amortization	1,277,000	1,108,000
Stock option compensation expense	561,000	237,000

EBITDA	$13,935,000	$4,357,000

Management uses EBITDA, a non-GAAP financial measure, for planning purposes, including the preparation of operating budgets and to determine appropriate levels of operating and capital investments. We include in EBITDA non-cash impairment losses related to goodwill and other purchased intangible assets. Management believes that EBITDA provides additional insight for analysts and investors in evaluating the Company's financial and operational performance and in assisting investors in comparing the Company's financial performance to those of other companies in the Company's industry. However, EBITDA is not intended to be an alternative to financial measures prepared in accordance with GAAP and should not be considered in isolation from our GAAP results of operations. Pursuant to the requirements of SEC Regulation G, a detailed reconciliation between the Company's GAAP and non-GAAP financial results is provided above and investors are advised to carefully review and consider this information as well as the GAAP financial results that are disclosed in our SEC filings.

Off-Balance Sheet Arrangements

As of January 31, 2008, the Company’s “Off-Balance Sheet” arrangements, as that term is described by the Securities and Exchange Commission, included a $10.0 million standby letter of credit to support $200.0 million in bonding capacity provided by an insurance company. The letter of credit was issued by our bank and renews annually on January 1.

Seasonality

The operations of our power industry and telecommunications infrastructure services segments are expected to have seasonally weaker results in the first and fourth quarters of the fiscal year, and may produce stronger results in the second and third quarters. This seasonality is primarily due to the effect of winter weather on outside plant activities as well as reduced daylight hours. The significance of seasonality on GPS depends on the geographic regions in which GPS contracts are located in any given year.

Inflation

Our monetary assets, consisting primarily of cash, cash equivalents and accounts receivables, and our non-monetary assets, consisting primarily of goodwill and other purchased intangible assets, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture, and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our expenses, such as those for employee compensation and benefits, which may not be readily recoverable in the price of services offered by us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Index to the Consolidated Financial Statements on page 41.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.

The evaluation of our Disclosure Controls included a review of the control’s objectives and design, the Company’s implementation of the controls, and their effect on the information generated for the use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems, or acts of fraud, and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. The overall goals of the evaluation activities are to monitor our Disclosure Controls, and to modify them as necessary. Our intent is to maintain the Disclosure Controls as dynamic systems that change as conditions warrant.

Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our Disclosure Controls, were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to Argan, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reposting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of January 31, 2008, the end of the fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment is supported by testing and monitoring performed by our outsourced internal auditing firm.

Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material change occurred.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions of deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference to our 2008 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference to our 2008 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference to our 2008 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference to our 2008 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be incorporated by reference to our 2008 Proxy Statement relating to the election of directors and other matters which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this annual report:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended. Incorporated by reference to Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

3.2	Bylaws. Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on October 15, 1991, (Registration No. 33-43228).
4.1	Stock Purchase Agreement dated as of May 4, 2006 between Argan, Inc. and the purchasers identified on Schedule A attached thereto. (b)

4.2.1	Escrow Agreement dated as of May 4, 2006 between Argan, Inc. and the purchasers identified on Schedule A attached thereto. (b)

4.3	Stock Purchase Agreement dated as of December 8, 2006 by and among Argan, Inc. and the purchasers identified on Schedule A attached thereto. (e)

4.4	Stock Purchase Agreement dated as of December 8, 2006 by and between Argan, Inc. and Argan Investments LLC. (e)

4.5	Registration Rights Agreement dated December 8, 2006 by and between Argan, Inc. and Argan Investments LLC. (e)

4.6	Escrow Agreement dated as of December 8, 2006 by and among Argan, Inc., the purchasers identified on Schedule A attached thereto and Robinson & Cole LLP. (e)

4.7	Registration Rights Agreement dated as of December 8, 2006 by and among Argan, Inc., William F. Griffin, Jr. and Joel M. Canino. (e)

4.8	Escrow Agreement, dated as of December 8, 2006 by and among the Argan, Inc., William F. Griffin, Jr., Joel M. Canino, Michael Price and Curtin Law Roberson Dunigan & Salans, P.C (e)

10.1	2001 Incentive Stock Option Plan. Incorporated by reference to the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on August 6, 2001.

10.2	Form of Common Stock Purchase Warrant dated April 29, 2003. Incorporated by reference to Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

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

10.15	Amended and Restated Subordinated Term Note dated May 5, 2006 issued in favor of Kevin J. Thomas. (d)

10.16
Membership Interest Purchase Agreement, dated as of December 6, 2006, by and among, Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (e)

10.17
Stock Purchase Agreement, dated as of December 8, 2006, by and among Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (e)

10.18	Employment Agreement dated as of December 8, 2006 by and between Gemma Power Systems, LLC and Joel M. Canino. (e)

10.19	Employment Agreement dated as of December 8, 2006 by and between Gemma Power Systems, LLC and William M. Griffin, Jr. (e)

10.20
Second Amended and Restated Financing and Security Agreement dated December 11, 2006 by and among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Gemma Power Hartford, LLC and Bank of America, N.A. (e)

10.21
Fourth Amended and Restated Revolving Credit Note dated December 11, 2006, issued by Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (e)

10.22
Amended and Restated 2006 Term Note dated December 11, 2006, issued by Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (e)

10.23
Acquisition Term Note dated December 11, 2006, issued by Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (e)

10.24	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Southern Maryland Cable, Inc.) in favor of Bank of America, N.A. (e)

10.25	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Vitarich Laboratories, Inc.) in favor of Bank of America, N.A. (e)

10.26	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems, LLC) in favor of Bank of America, N.A. (e)

10.27	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power, Inc.) in favor of Bank of America, N.A. (e)

10.28	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems California) in favor of Bank of America, N.A. (e)

10.29	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Gemma Power Systems, LLC (on behalf of Gemma Power Hartford, LLC) in favor of Bank of America, N.A. (e)

10.30	Pledge and Assignment Agreement dated as of December 8, 2006 by Argan, Inc. in favor of Bank of America, N.A. for the benefit of Travelers Casualty and Surety Company of America. (e)

10.31
First Amendment to Second Amended and Restated Financing and Security Agreement, dated March 28, 2008, by and among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC and Bank of America, N.A.(f)

14.1	Code of Ethics. Incorporated by reference to Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

14.2	Argan, Inc. Code of Conduct (Amended January 2007). Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 26, 2007.
16	Letter from Ernst & Young, LLP to U.S. Securities and Exchange Commission dated May 23, 2006.(c)
21	Subsidiaries of the Company. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 26, 2007.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (f)

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002.(f)

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002.(f)

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002.(f)

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002.(f)

(a)	Not used.
(b)	Incorporated by reference to the Company’s Form 8-K, dated May 4, 2006, filed with the Securities and Exchange Commission on May 9, 2006.
(c)	Incorporated by reference to the Company’s Form 8-K, dated May 18, 2006, filed with the Securities and Exchange Commission on May 23, 2006.
(d)	Incorporated by reference to the Company’s Form 8-K, dated May 5, 2006, filed with the Securities and Exchange Commission on May 11, 2006.
(e)	Incorporated by reference to the Company’s Form 8-K, dated December 8, 2006, filed with the Securities and Exchange Commission on December 14, 2006.
(f)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer
Dated: April 23, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer	April 23, 2008
Rainer H. Bosselmann	(Principal Executive Officer)

/s/ Arthur F. Trudel	Senior Vice President, Chief Financial Officer and	April 23, 2008
Arthur F. Trudel	Secretary
(Principal Accounting and Financial Officer)

/s/ Henry A. Crumpton	Director	April 23, 2008
Henry A. Crumpton

/s/ DeSoto S. Jordan	Director	April 23, 2008
DeSoto S. Jordan

/s/ William F. Leimkuhler	Director	April 23, 2008
William F. Leimkuhler

/s/ Daniel A. Levinson	Director	April 23, 2008
Daniel A. Levinson

/s/ W. G. Champion Mitchell	Director	April 23, 2008
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 23, 2008
James W. Quinn

ARGAN, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
JANUARY 31, 2008

The following financial statements and schedule (including the notes thereto and the Report of the Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Argan, Inc.

We have audited the accompanying consolidated balance sheets of Argan, Inc. and subsidiaries (the “Company”) as of January 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement Schedule II - Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argan, Inc. and subsidiaries as of January 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective February 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ GRANT THORNTON LLP

Baltimore, Maryland
April 23, 2008

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31,

	2008	2007
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$66,827,000	$25,393,000
Accounts receivable, net of allowance for doubtful accounts	30,239,000	23,185,000
Investments available for sale	—	2,283,000
Escrowed cash	14,398,000	15,031,000
Estimated earnings in excess of billings	242,000	12,003,000
Inventories, net of obsolescence reserve	2,808,000	2,387,000
Prepaid expenses and other current assets	1,330,000	643,000
Deferred income tax assets	406,000	409,000
TOTAL CURRENT ASSETS	116,250,000	81,334,000
Property and equipment, net of accumulated depreciation	2,892,000	3,250,000
Goodwill, net of impairment losses	20,337,000	23,981,000
Other purchased intangible assets, net of accumulated amortization and impairment losses	5,296,000	12,661,000
Deferred income tax assets	828,000	—
Other assets	260,000	313,000
TOTAL ASSETS	$145,863,000	$121,539,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$35,483,000	$44,255,000
Accrued expenses	9,370,000	5,873,000
Billings in excess of cost and earnings	52,313,000	15,705,000
Current portion of long-term debt	2,581,000	2,586,000
TOTAL CURRENT LIABILITIES	99,747,000	68,419,000
Long-term debt	4,134,000	6,715,000
Deferred income tax liabilities	—	1,880,000
Other liabilities	116,000	14,000
TOTAL LIABILITIES	103,997,000	77,028,000

COMMITMENTS AND CONTINGENCIES – See Notes 11 and 12

STOCKHOLDERS' EQUITY:
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 11,113,534 and 11,097,245 shares issued at 1/31/08 and 1/31/07, and 11,110,301 and 11,094,012 shares outstanding at 1/31/08 and 1/31/07	1,667,000	1,664,000
Warrants outstanding	834,000	849,000
Additional paid-in capital	57,861,000	57,190,000
Accumulated other comprehensive loss	(107,000)	(8,000)
Accumulated deficit	(18,356,000)	(15,151,000)
Treasury stock at cost – 3,233 shares at both 1/31/08 and 1/31/07	(33,000)	(33,000)
TOTAL STOCKHOLDERS' EQUITY	41,866,000	44,511,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$145,863,000	$121,539,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31,

	2008	2007

Net sales
Power industry services	$180,414,000	$33,698,000
Nutritional products	16,669,000	20,842,000
Telecommunications infrastructure services	9,693,000	14,327,000
Net sales	206,776,000	68,867,000
Cost of Sales
Power industry services	162,418,000	30,589,000
Nutritional products	14,714,000	16,549,000
Telecommunications infrastructure services	8,059,000	11,479,000
Cost of sales	185,191,000	58,617,000
Gross profit	21,585,000	10,250,000

Selling, general and administrative expenses	18,983,000	9,863,000
Impairment losses of Vitarich Laboratories, Inc.	6,826,000	—
(Loss) income from operations	(4,224,000)	387,000

Interest expense and amortization of debt issuance costs	(699,000)	(708,000)
Interest income	3,311,000	297,000
Loss from operations before income taxes	(1,612,000)	(24,000)
Income tax expense	(1,593,000)	(89,000)
Net loss	$(3,205,000)	$(113,000)

Basic and diluted loss per share	$(0.29)	$(0.02)
Weighted average number of shares outstanding, basic and diluted	11,097,000	5,338,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2008 AND 2007

				Accumulated
	Common Stock			Other	Additional
	Outstanding Shares	Par Value	Warrants	Comprehensive Losses	Paid-In Capital	Accumulated Deficit	Treasury Stock	Totals

Balance, February 1, 2006	3,814,010	$572,000	$849,000	$—	$25,336,000	$(15,038,000)	$(33,000)	$11,686,000

Net loss	—	—	—	—	—	(113,000)	—	(113,000)

Other comprehensive loss	—	—	—	(8,000)	—	—	—	(8,000)
Total comprehensive loss								(121,000)

Issuance of common stock in private offerings, net of offering costs of $58,000	3,613,335	542,000	—	—	12,000,000	—	—	12,542,000

Issuance of common stock in connection with the GPS acquisition	3,666,667	550,000	—	—	19,617,000	—	—	20,167,000

Stock option vesting	—	—	—	—	237,000	—	—	237,000

Balance, January 31, 2007	11,094,012	1,664,000	849,000	(8,000)	57,190,000	(15,151,000)	(33,000)	44,511,000

Net loss	—	—	—	—	—	(3,205,000)	—	(3,205,000)

Other comprehensive loss	—	—	—	(99,000)	—	—	—	(99,000)
Total comprehensive loss								(3,304,000)

Exercise of stock options	12,500	2,000	—	—	44,000	—	—	46,000

Exercise of stock warrants	4,000	1,000	(15,000)	—	45,000	—	—	31,000

Stock option vesting	—	—	—	—	561,000	—	—	561,000

Other	(211)	—	—	—	21,000	—	—	21,000

Balance, January 31, 2008	11,110,301	$1,667,000	$834,000	$(107,000)	$57,861,000	$(18,356,000)	$(33,000)	$41,866,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31,

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,205,000)	$(113,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment losses on goodwill and other purchased intangible assets	6,826,000	—
Amortization of purchased intangible assets	6,184,000	2,328,000
Depreciation and other amortization	1,277,000	1,365,000
Deferred income taxes	(2,705,000)	(1,003,000)
Non-cash stock option compensation expense	561,000	237,000
Provision for inventory obsolescence	555,000	133,000
Loss on sale of assets	74,000	13,000
Provision for losses on accounts receivable	45,000	96,000
Changes in operating assets and liabilities:
Accounts receivable	(7,099,000)	(10,820,000)
Escrowed cash	633,000	(10,039,000)
Estimated earnings in excess of billings	11,761,000	(10,210,000)
Inventories	(976,000)	890,000
Prepaid expenses and other assets	(791,000)	(375,000)
Accounts payable and accrued expenses	(7,278,000)	13,890,000
Billings in excess of estimated earnings	36,608,000	446,000
Other	30,000	(136,000)
Net cash provided by (used in) operating activities	42,500,000	(13,298,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of investments	(19,997,000)	—
Proceeds from the sale of investments	22,268,000	—
Purchases of property and equipment	(873,000)	(935,000)
Proceeds from the sale of property and equipment	45,000	15,000
Net cash provided in connection with the acquisition of GPS	—	24,895,000
Cash escrowed to fund contingent purchase price	—	(2,000,000)
Net cash provided by investing activities	1,443,000	21,975,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,586,000)	(796,000)
Proceeds from the exercise of stock options and warrants	77,000	—
Net proceeds from the sale of common stock	—	12,542,000
Line of credit borrowings	—	8,511,000
Long-term debt borrowings	—	9,500,000
Principal payments on line of credit	—	(9,754,000)
Principal payments on subordinated note	—	(3,292,000)
Net cash (used in) provided by financing activities	(2,509,000)	16,711,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	41,434,000	25,388,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	25,393,000	5,000
CASH AND CASH EQUIVALENTS, END OF YEAR	$66,827,000	$25,393,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007

NOTE 1 – ORGANIZATION

Nature of Operations

Argan, Inc. (“AI” or the “Company”) conducts its operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and subsidiaries (“GPS”) which was acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) which was acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) which was acquired in July 2003. Through GPS, the Company provides a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the power energy market for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, the Company develops, manufactures and distributes premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers, as well as electric utilities primarily in the Mid-Atlantic region.

AI was organized as a Delaware corporation in May 1961. On October 23, 2003, the Company’s stockholders approved a plan providing for the internal restructuring of the Company whereby AI became a holding company and its operating assets and liabilities relating to its Puroflow business were transferred to a newly-formed, wholly-owned subsidiary. The subsidiary then changed its name to “Puroflow Incorporated” (“PI”) and AI changed its name from Puroflow Incorporated to “Argan, Inc.” At the time of the transfer, SMC was the only wholly owned operating subsidiary of AI.

On October 31, 2003, the Company completed the sale of PI to Western Filter Corporation (“WFC”) for approximately $3.5 million in cash of which $300,000 is currently being held in escrow to indemnify the buyer from any damages resulting if a breach of representations and warranties under the Stock Purchase Agreement should occur.

Management’s Plans, Liquidity and Business Risks

As of January 31, 2008, the Company had an accumulated deficit of approximately $18.4 million. The Company operates in three separate and distinct competitive markets. The successful execution of the Company’s business plan is dependent upon the Company’s ability to integrate acquired companies and their related assets into its operations, its ability to increase and retain its customers, the ability to maintain compliance with significant government regulation, the ability to attract and retain key employees and the Company’s ability to manage its growth and expansion, among other factors. During the year ended January 31, 2007, the Company completed two significant transactions that strengthened its balance sheet, enhanced its liquidity and improved its operating results

On December 8, 2006, the Company acquired all of the outstanding membership interests in Gemma Power Systems, LLC (“GPS LLC”) and all of the issued and outstanding shares of capital stock of Gemma Power, Inc. (“GPI”) and Gemma Power Systems California, Inc. (“GPS-California”) (collectively referred to as “GPS”). GPS is located in Glastonbury, Connecticut and is engaged in the engineering and construction of biodiesel and ethanol production facilities and traditional power energy systems (see Note 4).

On December 11, 2006, the Company amended its financing arrangements with the Bank of America (the “Bank”). The amended financing arrangements reduced the interest rate on the 3-year term loan for VLI to LIBOR plus 3.25% per annum (from LIBOR plus 3.45% per annum). The principal balance of this loan was approximately $1.4 million on the amendment date. The Company borrowed $1.5 million under this note on August 31, 2006 in order to pay the remaining amounts owed to the former owner of VLI under a subordinated note. The financing arrangements also 1) permitted the Company to borrow $8 million under a new 4-year term loan, the proceeds from which were used in the acquisition of GPS, that bears floating interest based on LIBOR plus 3.25% per annum and 2) included a revolving loan facility with a maximum borrowing amount of $4.3 million. Borrowings under this facility would also bear interest at LIBOR plus 3.25% per annum (see Note 10). Subsequent to January 31, 2008, the Bank agreed to extend the expiration date of the revolving loan facility to May 31, 2010.

At January 31, 2008, the Company had approximately $66.7 million in unrestricted cash and cash equivalents, and had an excess of current assets over current liabilities of approximately $16.4 million. Management believes that capital resources on hand, available under its renewed line of credit and cash generated from the Company’s future operations will be adequate to meet the Company’s future operating cash needs. Accordingly, the carrying value of the assets and liabilities in the accompanying balance sheet do not reflect any adjustments should the Company be unable to meet its future operating cash needs in the ordinary course of business. The Company continues to take various actions to align its cost structure to appropriately match its expected revenues, including limiting its operating expenditures and controlling its capital expenditures. Any future acquisitions, other significant unplanned costs or cash requirements may require the Company to raise additional funds through the issuance of debt and equity securities. There can be no assurance that such financing will be available on terms acceptable to the Company, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of AI and its wholly-owned subsidiaries. The Company’s fiscal year ends on January 31. The results of companies acquired during a reporting period are included in the consolidated financial statements from the effective date of the acquisition. All significant inter-company balances and transactions have been eliminated in consolidation. In accordance with the requirements of Statement of Financial Accounting Standard (“FAS”) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” the Company has provided certain financial information relating to the operating results and assets of its industry segments (see Note 17) based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue, expenses, and certain financial statement disclosures. Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but not limited to, the Company’s accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long lived assets including goodwill and intangible assets, contingent obligations, and deferred taxes. Actual results could differ from these estimates.

Reclassifications– Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the presentation in the current year consolidated financial statements.

Cash and Cash Equivalents – The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company holds cash or liquid mutual fund investments on deposit at banks in excess of federally insured limits. However, due to a belief in the financial strength of the financial institutions, primarily Bank of America, management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk currently.

Investments Available for Sale – The Company accounts for its investments in debt and equity securities in accordance with the provisions of FAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and reports its investments as available for sale securities at their fair value, with any unrealized gains and losses reflected in other comprehensive loss, a separate component of stockholders’ equity. If management determines that an investment has an other than temporary decline in fair value, generally defined as when the cost basis of the investment exceeds the fair value for approximately six months, the Company records the investment loss in the consolidated statement of operations. Management periodically evaluates its investments to determine if impairment charges are required. As of January 31, 2007, investments available for sale included municipal bonds with a cost and fair value of approximately $2.3 million. The bonds were sold during the year ended January 31, 2008.

Fair Value of Financial Instruments – The carrying amount of certain of the Company’s financial instruments, including accounts receivable and accounts payable, approximates fair value due to the relatively short maturity of such instruments. The Company’s variable rate short-term line of credit and variable rate long-term debt approximate fair value because the interest rates are variable.

Inventories – Inventories are stated at the lower of cost or market (i.e., net realizable value). Cost is determined on the first-in first-out (FIFO) method and includes material, labor and overhead costs. Fixed overhead is allocated to inventory is based on the normal capacity of the Company’s production facilities. Any costs related to idle facilities, excess spoilage, excess freight or re-handling are expensed currently as period costs. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors (i.e. - lot expiration dates, the ability to recertify or test for extended expiration dates, the number of products that can be produced using the available raw materials and the market acceptance or regulatory issues surrounding certain materials) in evaluating net realizable value.

Inventories consisted of the following amounts at January 31, 2008 and 2007:

	2008	2007
Raw materials	$2,846,000	$2,264,000
Work-in-process	43,000	100,000
Finished goods	144,000	127,000
	3,033,000	2,491,000
Less - reserves	(225,000)	(104,000)
Inventories, net	$2,808,000	$2,387,000

Property and Equipment – Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. The costs of maintenance and repairs (totaling $315,000 and $588,000 for the years ended January 31, 2008 and 2007, respectively,) are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Goodwill and Other Indefinite-Lived Intangible Assets – In connection with the acquisitions of GPS, VLI and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, proprietary formulas, non-compete agreements and trade names. In accordance with FAS No. 142 “Goodwill and Other Intangible Assets,” the Company reviews for impairment, at least annually, the carrying values of goodwill and other purchased intangible assets deemed to have an indefinite life. The Company tests for impairment of goodwill and these other intangible assets more frequently if events or changes in circumstances indicate that the asset value might be impaired.

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

Long-Lived Assets, including Definite-Lived Intangible Assets – Long-lived assets, consisting primarily of purchased intangible assets and property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company determines whether any impairment exists by comparing the carrying value of these long-lived assets to the undiscounted future cash flows expected to result from the use of these assets. In the event the Company determines that an impairment of value exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the assets, which is generally determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets are described in Note 9.

Derivative Financial Instruments – In the year ended January 31, 2007 the Company began using interest rate swaps to hedge the fluctuation in interest rates for long term debt. The Company recognizes these derivatives in the consolidated balance sheet as either assets or liabilities and they are measured at fair value. As the interest rate swaps have been designated as cash flow hedges, changes in the fair value of the interest rate swap agreements are recorded in accumulated other comprehensive loss for the effective portion of the hedges. Amounts are reclassified into earnings and are included as interest expense when the interest expense on the underlying borrowings is recognized.

Revenue Recognition – Gemma Power Systems – GPS recognizes revenue pursuant to Statement of Position (SOP) No.81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue is recognized under various construction agreements, including agreements under which revenue is based on a fixed price basis and cost-plus-fee. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Revenues from fixed price construction agreements, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Changes to total estimated contract cost or losses, if any, are recognized in the period in which they are determined. Unapproved change orders, if any exist are accounted for in revenue and cost when it is probable that the cost will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenue cannot be reliably estimated, cost attributable to change orders is deferred pending determination of contract price.

Revenue Recognition – Vitarich Laboratories, Inc. – Customer sales are recognized at the time products are shipped and title passes pursuant to the terms of the agreement with the customers, the amount due from the customer is fixed and collectibility is reasonably assured. Sales are recognized on a net basis which reflect reductions for certain product returns and discounts. All shipping and handling fees and related costs are recorded as components of cost of goods sold.

Revenue Recognition – Southern Maryland Cable, Inc. – The Company generates revenue under various arrangements, including contracts under which revenue is based on a fixed price basis and on a time and materials basis. Revenues from time and materials contracts are recognized when the related service is provided to the customer. Revenue from fixed price contracts, including a portion of estimated profit, is recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Many of SMC’s contracts consist of multi-deliverables. Because the projects are fully integrated undertakings, SMC cannot separate each component of the services provided. Losses on contracts, if any, are recognized in the period in which they become known.

Income Taxes – The Company accounts for income taxes in accordance with FAS No. 109, “Accounting for Income Taxes”, which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on February 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company concluded that there was no material effect as a result of adopting this standard.

Earnings Per Share – Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted earnings per share represent net income divided by the weighted average number of common shares outstanding including the effects of dilutive securities. Outstanding stock options and warrants for the purchase of 651,000 shares and 474,000 shares of common stock were not included in the weighted average number of shares outstanding during the years ended January 31, 2008 and 2007, respectively, due to the Company’s net loss in each of the years.

Stock-Based Compensation – On February 1, 2006, the Company adopted Statement of FAS No. 123R (revised 2004), “Share-based Payments,” which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors using a fair value based option pricing model. Adoption of the expense provision of FAS No. 123R had a material impact on the Company’s results of operations. The Company applied the modified prospective transition method; accordingly, the Company has recorded compensation expense related to stock options and warrants in the financial statements beginning February 1, 2006, with no restatement of prior periods. Compensation expense is currently recorded for awards that are granted, modified, repurchased or cancelled on or after February 1, 2006, as well as for the portion of awards previously granted that were not vested as of February 1, 2006.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 141(R), “Business Combinations”. FAS No. 141(R) replaces FAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. FAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also required that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. FAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company will assess the impact that SFAS 141R may have on its financial position and results of operations.

In December 2007, the FASB also issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” that establishes accounting and reporting standards for minority interests in consolidated subsidiaries. This standard will be effective for the Company on February 1, 2009, and its adoption would not affect the Company’s current consolidated financial statements.

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

NOTE 4 – ACQUISITION OF GEMMA POWER SYSTEMS AND ITS AFFILIATES

On December 8, 2006 (the “Closing Date”) and pursuant to Agreements and Plans of Merger, the Company acquired GPS, which provides a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the power energy market for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. The results of operations for GPS have been included in the Company’s consolidated financial statements since the Closing Date.

The Company paid a premium (i.e., goodwill) over the fair value of the net tangible and identified intangible assets as GPS has a broad range of experience in engineering and construction of traditional energy power plants, boiler plants, cogeneration facilities, wood fired power plants, wind plants and other alternative fuel powered facilities. In addition, GPS has a very experienced and committed management team and exposure to state-of-the-art biofuel, wind power and ethanol refining technology in the rapidly growing alternative fuels sources industry. GPS has managed the engineering, procurement and construction of power plants for over 70 facilities.

GPS had a backlog of gross revenue in the amount of $181.3 million as of the Closing Date for work to be performed on signed contracts within the following 18 months.

The acquisition purchase price was $33.1 million, including $12.9 million in cash and $20.2 million in common stock of AI, consisting of 3,666,667 shares of AI common stock. The cash funding was provided by a new $8.0 million secured 4-year term loan which carries an interest rate of LIBOR plus 3.25% (see Note 10). In addition, the Company raised $10.7 million through the private offering of 2,853,335 shares of AI common stock at a purchase price of $3.75 per share (see Note 13). Pursuant to the acquisition agreement, $12.0 million was deposited with an escrow account, including $10.0 million as security for a letter of credit that supports the issuance of bonding (see Note 5) and $2.0 million that became payable at December 31, 2007 as the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of GPS for the twelve months ended December 31, 2007, as defined in the acquisition agreement, exceeded the required amount of $12.0 million. This $2.0 million obligation to pay the former owners of Gemma was included in accrued liabilities in the accompanying consolidated balance sheet at January 31, 2008; the corresponding charge was recorded as an increase to goodwill.

The Company used the purchase method of accounting for this acquisition in accordance with the requirements of FAS 141. The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their fair values, which were determined by an appraisal performed by a third-party. The excess of the purchase price over the aggregate of the fair values was recorded as goodwill. Goodwill relating to GPS in the amount of $12.3 million will be amortized for income tax reporting purposes on a straight line basis over 15 years. The remaining goodwill amount of $6.2 million is not amortizable for income tax reporting purposes. The Customer Relationships, Trade Name and Non-Compete Agreement will be amortized using the straight-line method.

The following table summarizes the allocation of the purchase price:

		Weighted-
	Estimated	Average
	Fair Value	Useful Life
Cash and cash equivalents	$35,830,000
Cash in escrow	2,692,000
Contract receivable	8,955,000
Investments available for sale	2,293,000
Cost in excess of billings	1,118,000
Other assets	200,000
Intangibles assets -
Customer relationships	6,678,000	7–18 months
Trade name	3,643,000	15 years
Non-compete agreement	534,000	5 years
Goodwill	18,476,000

Total assets acquired	$80,419,000

Liabilities	$46,484,000
Deferred income taxes	833,000

Total liabilities assumed	$47,317,000

Net assets acquired	$33,102,000

The total purchase price for the acquisition was comprised of the following:

Cash payments made	$10,735,000
Cash payments due	2,000,000
Direct costs of the acquisition	200,000
Issuance of Argan common stock	20,167,000

Total purchase price	$33,102,000

Cash payments included in the purchase price	$10,735,000
Direct costs of the acquisition	200,000
Unrestricted cash acquired from GPS	(35,830,000)

Net cash and cash equivalents acquired	$24,895,000

The following unaudited pro forma consolidated results of operations assume that the acquisition of GPS, the secured term loan of $8.0 million and the private offering of 2,853,335 shares had occurred as of February 1, 2006.

For the Year
Ended
January 31, 2007

Revenues	$169,579,000
Net income	$2,226,000
Basic and diluted earnings per share	$0.20

Pro forma data may not be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented, nor does it intend to be a projection of future results.

NOTE 5 – ESCROWED CASH

Pursuant to the GPS acquisition agreement, the Company deposited $12.0 million into an escrow account with the Bank. Of this amount, $10.0 million secures a letter of credit that was issued in support of a bonding commitment. The remaining amount of $2.0 million was set aside for the payment of up to $2.0 million of additional purchase price in the event that GPS would meet certain financial objectives in 2007 as described in Note 4.

For certain construction projects, cash is held in escrow as a substitute for retainage. As of January 31, 2008, cash held in escrow for retainage was approximately $2.1 million which will be released to GPS upon completion of the applicable contract or project phase. Proceeds from the sale of PI to WFC in the amount of $300,000 are being held in escrow to indemnify WFC from any damage which may result from the breach of representations and warranties under the related stock purchase agreement (see Note 12).

NOTE 6 – ACCOUNTS RECEIVABLE AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Accounts receivable and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billing to customers under construction-type contracts varies based on individual contracts and often differs from the period in which revenue is recognized. The amounts of estimated earnings in excess of billings at January 31, 2008 and 2007 were $242,000 and $12.0 million, respectively, and were expected to be billed and collected in the normal course of business. Retainages included in accounts receivable represent amounts withheld by construction customers until a defined phase of a contract or project has been completed and accepted by the customer. Retainage amounts included in accounts receivable were $5.6 million and $2.3 million at January 31, 2008 and 2007, respectively. The length of retainage periods may vary, but they are typically between six months and two years.

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to vary by customer due to the different financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its current accounts receivables. The Company’s allowances for doubtful accounts at January 31, 2008 and 2007 were $70,000 and $137,000, respectively.

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at January 31, 2008 and 2007 consisted of the following:

	2008	2007
Leasehold improvements	$1,051,000	$964,000
Machinery and equipment	3,778,000	3,424,000
Trucks and other vehicles	1,263,000	1,241,000
	6,092,000	5,629,000
Less accumulated depreciation	(3,200,000)	(2,379,000)
Property and equipment, net	$2,892,000	$3,250,000

Depreciation expense for property and equipment, including assets under capital leases, for the fiscal years ended January 31, 2008 and 2007 was approximately $1,120,000 and $1,051,000, respectively.

NOTE 8 – GOODWILL

Due to VLI’s loss of key customer accounts, the continuing overall decline in the net sales of VLI, and the operating loss incurred by VLI for the quarter ended October 31, 2007, the Company conducted an analysis of the operations of VLI in order to identify any impairment in the carrying value of the goodwill related to this business. The analysis was updated as of year-end. In general, this business has reported operating results that are below expected results. Analyzing this business using both an income approach and a market approach suggested that the current fair value of this business was approximately $4.4 million. Based on the analyses, the Company recorded goodwill impairment losses of $5,644,000 during the year ended January 31, 2008, thereby reducing the goodwill related VLI to an adjusted balance of approximately $921,000. The goodwill impairment loss amounts are included in the consolidated statement of operations for the year ended January 31, 2008.

Additional purchase price of $2.0 million in cash became payable to the former owners of GPS during the fourth quarter of the current year as the earnings of GPS before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for AI’s corporate overhead charge, exceeded the $12.0 million adjusted EBITDA target amount established and defined in the merger agreement for the twelve months ended December 31, 2007. The amount of this additional purchase price amount was recorded as goodwill.

The changes in the carrying amount of goodwill for the years ended January 31, 2008 and 2007 were as follows:

	SMC	VLI	GPS	Total
Balance, February 1, 2006	$940,000	$6,565,000	$—	$7,505,000
Acquisition of GPS (see Note 4)	—	—	16,476,000	16,476,000
Balance, January 31, 2007	940,000	6,565,000	16,476,000	23,981,000

Impairment charge	—	(5,644,000)	—	(5,644,000)
Acquisition of GPS (see Note 4)	—	—	2,000,000	2,000,000
Balance, January 31, 2008	$940,000	$921,000	$18,476,000	$20,337,000

For income tax reporting purposes, goodwill allocated to GPS in the approximate amount of $12.3 million (including $2.0 million added in the current fiscal year) is being amortized on a straight-line basis over periods of 15 years. The remaining amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.

NOTE 9 – OTHER PURCHASED INTANGIBLE ASSETS

In connection with the acquisitions of GPS, VLI and SMC, the Company recorded substantial amounts of purchased intangible assets other than goodwill including contractual and other customer relationships, trade names, non-compete agreements and proprietary formulas. A description of each of the purchased intangible asset categories is presented below.

Description of the Intangible Assets

Contractual Customer Relationships of SMC – The fair value of SMC’s Contractual Customer Relationships (“CCR’s”) was determined at the time of the acquisition of SMC by discounting the cash flows expected from SMC’s continuing relationships with three customers. Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions. The long-term nature of the relationships affected the discount rate used to discount expected cash flows as well as the Company’s estimated weighted average cost of capital and SMC’s asset mix. The Company is amortizing the fair value of the CCR’s over a seven-year weighted average life given the long standing relationships that SMC has with two of the three customers.

Contractual Customer Relationships of VLI – The fair value of the Contractual Customer Relationships at VLI (“VCCR’s”) was determined at the time of the acquisition of VLI by identifying long established customer relationships with which VLI had a pattern of recurring purchase and sales orders. The Company estimated expected cash flows attributable to these existing customer relationships factoring in market place assumptions regarding future contract renewals, customer attrition rates and forecasted expenses to maintain the installed customer base. These cash flows were then discounted based on a rate that reflected the perceived risk of the VCCR’s, the Company’s estimated weighted average cost of capital and the asset mix of VLI. The Company is amortizing the VCCR’s over a five-year life based on expectations of continued cash flows from these relationships and VLI’s history of maintaining relationships.

Customer Relationships of GPS – The fair value of the Contractual Customer Relationships at GPS (“GCCR’s”) was determined at the time of the acquisition of GPS by discounting cash flows expected from GPS’s contracts in place as of the acquisition date for the construction of electric power, ethanol and biodiesel production facilities, and for the renovation of existing facilities for a recurring customer. Expected cash flows were based on current and anticipated results of identified projects. The degree of difficulty inherent for the timely completion in accordance with contractual performance standards of construction projects affected the discount rate used to discount expected cash flows as well as the Company’s estimated weighted average cost of capital and the asset mix of GPS. The Company is amortizing the GCCR’s over the estimated duration of the respective contracts which at the time of acquisition ranged from eight to eighteen months.

Trade Names – The Company determined the fair values of the GPS and SMC Trade Names using a relief-from-royalty methodology. The Company also considered recognition by potential customers of a trade name such as GPS. The Company believes that the useful life of the GPS Trade Name is fifteen years, the period over which the Trade Name is expected to contribute to future cash flows. We concluded that the useful life of the SMC Trade Name was indefinite since it is expected to contribute directly to future cash flows in perpetuity. While SMC is not a nationally recognized trade name, it is a recognized name in the Mid-Atlantic region, SMC’s primary area of operations. The Company uses the relief-from-royalty method described above to test the SMC Trade Name for impairment annually on November 1 and on an interim basis if events or changes in circumstances between annual tests indicate the SMC Trade Name might be impaired.

Non-Compete Agreements – The fair value amounts of three non-compete agreements with the former owners of acquired businesses were determined at the time of the acquisition by discounting the estimated reductions in the cash flows that would be expected if the key employees were to leave the Company. These key employees signed non-compete agreements prohibiting them from competing directly or indirectly for five years. The estimated reduced cash flows were discounted based on a rate that reflected the perceived risk of the applicable non-compete agreement, the estimated weighted average cost of capital and the asset mix of the acquired company. The Company is amortizing fair value amounts ascribed to the non-compete agreements over five years, the contractual length of the non-compete agreements.

Proprietary Formulas – The fair value of the Proprietary Formulas (“PF’s”) was determined at the time of the acquisition of VLI. Cash flow forecasts were developed based on employing a technology contribution approach in order to determine the amounts of revenues associated with existing proprietary formulations. The amortization of the fair value amount was completed during the year ended January 31, 2008.

Impairment of Asset Carrying Values

The loss of business experienced by VLI during the current year also suggested that the carrying value of VLI’s other long-lived intangible assets, contractual customer relationships and non-compete agreements, may have been impaired. Accordingly, the Company performed assessments of the carrying values and determined that the net unadjusted carrying values of these assets exceeded estimated amounts based on the undiscounted future cash flows attributable to these assets. Using fair values based on the estimated amounts of discounted cash flows, we recorded asset impairment losses related to contractual customer relationships and non-compete agreements in the amounts of $578,000 and $603,000, respectively. These impairment adjustments are reflected in the consolidated statement of operations for the year ended January 31, 2008.

Future Amortization Expense

The estimated amounts of amortization expense related to the purchased intangible assets (other than goodwill) for the next five fiscal years are presented below:

2009	$1,494,000
2010	453,000
2011	398,000
2012	334,000
2013	243,000
Thereafter	2,150,000
Total	$5,072,000

Changes in Asset Carrying Values

The changes in the net carrying amounts of the Company’s other purchased intangible assets for the years ended January 31, 2008 and 2007 were as follows.

	Estimated
	Useful	Balance		Impairment		Balance
Description	Lives	January 31, 2007	Additions	Charges	Amortization	January 31, 2008
Contractual customer relationships -
- SMC	7 years	$358,000	$-	$-	$(104,000)	$254,000
- VLI	5 years	1,033,000	-	(578,000)	(330,000)	125,000

Customer relationships - GPS	1-2 years	5,722,000	-	-	(4,818,000)	904,000

Proprietary formulas - VLI	3 years	268,000	-	-	(268,000)	-

Non-compete agreements -
- VLI	5 years	930,000	-	(603,000)	(315,000)	12,000
- GPS	5 years	518,000	-	-	(106,000)	412,000

Trade name - GPS	15 years	3,608,000	-	-	(243,000)	3,365,000

Trade name - SMC	Indefinite	224,000	-	-	-	224,000

Totals		$12,661,000	$-	$(1,181,000)	$(6,184,000)	$5,296,000

	Estimated
	Useful	Balance		Impairment		Balance
Description	Lives	February 1, 2006	Additions	Charges	Amortization	January 31, 2007
Contractual customer relationships -
- SMC	7 years	$461,000	$-	$-	$(103,000)	$358,000
- VLI	5 years	1,433,000	-	-	(400,000)	1,033,000

Customer relationships - GPS	1-2 years	-	6,678,000	-	(956,000)	5,722,000

Proprietary formulas - VLI	3 years	726,000	-	-	(458,000)	268,000

Non-compete agreements -
- VLI	5 years	1,290,000	-	-	(360,000)	930,000
- GPS	5 years	-	534,000	-	(16,000)	518,000

Trade name - GPS	15 years	-	3,643,000	-	(35,000)	3,608,000

Trade name - SMC	Indefinite	224,000	-	-	-	224,000

Totals		$4,134,000	$10,855,000	$-	$(2,328,000)	$12,661,000

NOTE 10 – DEBT

At January 31, 2008 and 2007, debt consisted of the following:

			2008
			Stated Interest	Notional Amount of Interest Rate	Effective Interest	Swap
	2008	2007	Rate (1)	Swap	Rate (2)	Maturity
Bank term loan, due December 2010	$5,833,000	$7,833,000	6.52%	$2,917,000	7.87%	12/31/09
Bank term loan, due August 2009	792,000	1,292,000	6.52%	594,000	7.97%	7/31/09
Capital leases	90,000	176,000
	6,715,000	9,301,000		3,511,000
Less: current portion	2,581,000	2,586,000		1,375,000
	$4,134,000	$6,715,000		$2,136,000

Revolving credit facility	$—	$—

(1)	The stated interest rate is the floating interest rate as of January 31, 2008. This is not necessarily an indication of future interest rates.
(2)	The effective interest rate includes the impact of the fixed interest rate swaps on the stated rate of interest.

Maturities of all long-term debt obligations, outstanding, at January 31, 2008, including capital leases, were as follows:

2009	$2,581,000
2010	2,301,000
2011	1,833,000
2012	—
Total	$6,715,000

On December 11, 2006, the Company amended its financing arrangements with the Bank. The amended financing arrangements reduced the interest rate on the 3-year term loan for VLI to LIBOR plus 3.25%. The principal balance of this loan was approximately $1.4 million at the amendment date. The original amount of this loan was $1.5 million with interest at LIBOR plus 3.45%. The Company borrowed this amount on August 31, 2006 and paid the remaining principal and interest due on the subordinated note with Mr. Thomas. The outstanding principal balance of this Bank term loan at January 31, 2008 was $792,000.

The financing arrangements also included a new 4-year term loan used in the acquisition of GPS in the amount of $8.0 million with interest at LIBOR plus 3.25% ($2.0 million of this loan was deposited in escrow with the Bank as discussed in Note 4). The outstanding principal balance of this Bank term loan at January 31, 2008 was $5,833,000.

Finally, the amended financing arrangements provided a revolving loan facility with a maximum borrowing amount of $4.25 million. Amounts borrowed under the revolving loan facility would also bear interest at LIBOR plus 3.25%. Subsequent to January 31, 2008, the Bank agreed to extend the expiration date of the revolving loan facility to May 31, 2010.

The Bank financing arrangements require compliance with certain financial covenants at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period), including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the Bank would not exercise their rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt due and payable. At January 31, 2008, the Company was in compliance with the covenants of its amended financing arrangements.

During the year ended January 31, 2007, the Company entered into interest rate swap agreements with a total initial notional amount of $5,125,000 and terms of three years. Under the swap agreements, the Company receives a floating rate based on the LIBOR interest rate and pays fixed rates; the Company’s weighted-average fixed rate related to its interest rate swap agreements is 5.22%. At January 31, 2008 and 2007, the Company recorded liability amounts of $107,000 and $2,000, respectively, in order to recognize the fair value of the interest rate swaps; these amounts were included in other long-term liabilities in the consolidated balance sheets.

Interest expense was $699,000 and $708,000 for the years ended January 31, 2008 and 2007, respectively.

The Company may obtain standby letters of credit from the Bank in the ordinary course of business in amounts not to exceed $10.0 million in the aggregate. On December 11, 2006, the Company pledged $10.0 million in cash to the Bank in order to secure a standby letter of credit that was issued by the Bank for the benefit of Travelers Casualty and Surety Company of America in connection with its providing a $200.0 million bonding facility to GPS.

NOTE 11 – COMMITMENTS

The Company and its subsidiaries have entered into various non-cancelable operating leases for facilities, machinery, equipment and trucks. The Company leases office, warehouse and manufacturing facilities under operating leases expiring on various dates through October 2012. None of the Company’s leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under the lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs. Certain leases contain renewal options. Total rent expense for all operating leases and other rental agreements was approximately $5,009,000 and $657,000 for the years ended January 31, 2008 and 2007, respectively. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2008:

2009	$708,000
2010	593,000
2011	470,000
2012	201,000
2013	137,000
Thereafter	—
Total	$2,109,000

NOTE 12 – LEGAL CONTINGENCIES

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of current claims and proceedings will have a material effect on the Company’s consolidated financial statements other than the matters discussed below.

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

This case was scheduled for trial on April 10, 2007. On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC appealed the District Court’s decision. The parties have filed their appellate briefs and are waiting for a date to be scheduled for oral arguments. The Company intends to vigorously defend the appeal of this litigation.

Although the Company has reviewed WFC’s claims and believes that they are without merit, the Company’s consolidated balance sheet at January 31, 2008 included approximately $20,000 in accrued expenses reflecting the Company’s estimate of the remaining amount of legal fees that it expects to be billed in connection with this matter. It is possible however, that the ultimate resolution of the WFC litigation could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.

Kevin Thomas Litigation

On August 27, 2007, Kevin Thomas, the former owner of VLI, filed a lawsuit against the Company, VLI and the Company’s Chief Executive Officer (the “CEO”) in the Circuit Court of Florida for Collier County. The Company acquired VLI by way of merger on August 31, 2004. Mr. Thomas alleges that the Company, VLI and the CEO breached various agreements regarding his compensation and employment package that arose from the acquisition of VLI. Mr. Thomas has alleged contractual and tort-based claims arising from his compensation and employment agreements and seeks rescission of his covenant not to compete against VLI. The Company, VLI and the CEO deny that any breach of contract or tortious conduct occurred on their part. The Company and VLI have also asserted four counterclaims against Mr. Thomas for breach of the merger agreement, breach of his employment agreement, breach of fiduciary duty and tortious interference with contractual relations because Mr. Thomas violated his non-solicitation, confidentiality and non-compete obligations after he left VLI. The Company intends to vigorously defend this lawsuit and prosecute its counterclaims.

Although the Company has reviewed the claims of Mr. Thomas and believes that they are without merit, the Company’s consolidated balance sheet at January 31, 2008 includes approximately $301,000 in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed in connection with this matter. It is possible however, that the ultimate resolution of the litigation with Mr. Thomas could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.

NOTE 13 – PRIVATE OFFERINGS OF COMMON STOCK

On December 8, 2006, the Company completed a private offering of 2,853,335 shares of common stock at a price of $3.75 per share for aggregate proceeds of $10.7 million.

On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. The Company used $1.8 million of the proceeds to pay down a subordinated note payable to the former owner of VLI.

Additional information about these private offerings of the Company’s common stock and certain related party transactions is included in Note 16.

NOTE 14 – STOCK-BASED COMPENSATION

The Company has a stock option plan that was established in August 2001 (the “Option Plan”). Under the Option Plan, the Company’s Board of Directors may grant stock options to officers, directors and key employees. The Option Plan was amended in June 2007 in order to authorize the grant of options for up to 650,000 shares of common stock. Stock options that are granted may be Incentive Stock Options (“ISOs”) or nonqualified stock options” (NSOs”). ISOs granted under the Option Plan have an exercise price per share at least equal to the common stock’s fair market value per share at the date of grant, a ten-year term, and become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s fair market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Board.

The Company estimates the weighted average fair value of outstanding stock options vested using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of certain assumptions for each stock option that is awarded.

The fair values per share of options to purchase shares of the Company’s common stock, including options issued or assumed from acquisitions, were determined at the dates of grant using the following weighted-average assumptions:

Risk-free interest rate	5.00%
Expected volatility	67%
Expected life	5 years
Dividend yield	—%

A summary of stock option activity under the Option Plan for the years ended January 31, 2008 and 2007 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (years)	Weighted- Average Fair Value
Outstanding, February 1, 2006	73,000	$7.84
Granted	176,000	$2.81
Exercised	—	—
Forfeited or expired	(5,000)	$7.79
Outstanding, January 31, 2007	244,000	$4.20
Granted	212,000	$8.18
Exercised	(13,000)	$3.70
Forfeited or expired	(18,000)	$7.07
Outstanding, January 31, 2008	425,000	$6.07	6.91	$3.61

Exercisable, January 31, 2008	235,000	$4.16	6.89	$2.19

The weighted-average grant date fair value amounts per share for stock options granted during the years ended January 31, 2008 and 2007 were $5.30 and $1.55, respectively. Compensation expense amounts recorded in the years ended January 31, 2008 and 2007 were $561,000 and $237,000, respectively. At January 31, 2008, there was $611,000 unrecognized compensation cost related to stock options granted under the Option Plan. The end of the period over which the compensation expense for these awards is expected to be recognized is December 2008. The total intrinsic value of the stock options exercised during the year ended January 31, 2008 was $83,000. The aggregate intrinsic value amount for exercisable stock options at January 31, 2008 was $1,689,000.

A summary of the change in the number of shares of common stock subject to non-vested options to purchase such shares for the years ended January 31, 2008 and 2007 is present below:

	Shares	Weighted- Average Fair Value
Nonvested, February 1, 2006	16,000
Granted	176,000
Vested	(176,000)
Forfeited	—
Nonvested, January 31, 2007	16,000	$3.63
Granted	212,000
Vested	(33,000)
Forfeited	(5,000)
Nonvested, January 31, 2008	190,000	$5.36

The total fair value amounts for shares vested during the years ended January 31, 2008 and 2007 were $144,000 and $245,000, respectively.

In connection with the Company’s private offering of common stock in April 2003, the Company issued warrants to purchase shares of the Company’s common stock at a price of $7.75 per share with ten-year terms. Warrants to purchase 180,000 shares of common stock were granted to three individuals who became the executive officers of the Company upon completion of the offering. In addition, MSR Advisors, Inc. (“MSR”) received warrants to purchase 50,000 shares of the Company’s stock. A director of the Company is the chief executive officer of MSR. The aggregate fair value of the warrants amounted to $849,000; this amount was recorded as offering costs. All warrants are exercisable.

At January 31, 2008, there were 858,000 shares of the Company’s common stock reserved for issuance upon the exercise of stock options and warrants.

The Company also has a 401(k) Savings Plan covering all of its employees pursuant to which the Company makes discretionary contributions for its eligible and participating employees. The Company’s expense for this defined contribution plan totaled approximately $32,000 and $39,000 for the years ended January 31, 2008 and 2007, respectively.

NOTE 15 – INCOME TAXES

Despite reporting a loss from operations before income taxes of $1,612,000 for the year ended January 31, 2008, the Company recorded income tax expense of $1,593,000 for the year. For the current year, the goodwill impairment loss of $5,644,000 that is discussed in Note 8 is not deductible for income tax reporting purposes, and represents a permanent difference between financial and income tax reporting. In addition, the Company was adversely impacted by its inability to utilize certain current operating losses for state income tax reporting purposes.

The components of the Company’s income tax expense for the years ended January 31, 2008 and 2007 are presented below:

	2008	2007
Current:
Federal	$3,254,000	$866,000
State	1,044,000	226,000
	4,298,000	1,092,000
Deferred:
Federal	(2,570,000)	(846,000)
State	(135,000)	(157,000)
	(2,705,000)	(1,003,000)
Total tax expense	$1,593,000	$89,000

The actual income tax expense amounts for the years ended January 31, 2008 and 2007 differ from the “expected” tax amounts computed by applying the U.S. Federal corporate income tax rate of 34% to income (loss) from operations before income tax as presented below:

	2008	2007

Computed “expected” income tax (benefit)	$(548,000)	$(8,000)
Increase (decrease) resulting from:
State income taxes, net	383,000	27,000
Permanent differences	1,758,000	70,000
	$1,593,000	$89,000

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

As of January 31, 2008 and 2007, accrued expenses included income tax amounts currently payable of $1,055,000 and $1,089,000, respectively. The Company’s consolidated balance sheets as of January 31, 2008 and 2007 included deferred tax assets in the amounts of $2,423,000 and $512,000, respectively, resulting from future deductible temporary differences. The Company’s ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at January 31, 2008 and 2007 are presented below:

	2008	2007
Assets:
Purchased intangibles	$1,655,000	$--
Stock options	238,000	91,000
Inventory and accounts receivable reserves	207,000	91,000
Accrued legal fees	129,000	221,000
Accrued vacation	77,000	87,000
Net operating loss	26,000	--
Other	91,000	22,000
	2,423,000	512,000
Liabilities:
Purchased intangibles	(958,000)	(1,584,000)
Property and equipment	(229,000)	(308,000)
Other	(2,000)	(91,000)
	(1,189,000)	(1,983,000)
Net deferred tax assets (liabilities)	$1,234,000	$(1,471,000)

NOTE 16– RELATED PARTY TRANSACTIONS

On December 8, 2006, the Company completed a private offering of 2,853,335 shares of common stock at a negotiated purchase price of $3.75 per share for aggregate proceeds of $10.7 million. The proceeds were used in the Company’s purchase of GPS. The purchase price was set prior to the Closing Date of the GPS acquisition. Two of the investors, MSRI SBIC, L.P. (“MSRI”) and MSR Fund II, L.P., which acquired 92,793 and 440,540 shares in the offering, respectively, are controlled by Daniel Levinson, a director of the Company. Two other investors, Allen & Company LLC and Allen SBH Investments, LLC (“Allen SBH”) which acquired 80,000 and 266,667 shares in the offering, respectively, are affiliates of James Quinn, a director of the Company. In addition, Mr. Quinn acquired 26,667 shares for his own account.

On January 31, 2005, the Company entered into a Debt Subordination Agreement with Kevin Thomas, the former owner of VLI, for the cash portion of additional purchase consideration aggregating $3,292,000 that the Company owed him. The subordinated note had an original maturity of August 1, 2006 with an interest rate of 10%. On May 4, 2006, the Company completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. Allen SBH and Mr. Quinn acquired 120,000 and 40,000 shares in the offering, respectively. In addition, MSRI acquired 240,000 shares in the offering. On May 8, 2006, the Company used $1.8 million of the proceeds from the private stock offering to pay down the subordinated note payable to Mr. Thomas; the rest of the proceeds of the stock offering were used for general corporate purposes. The remaining principal and interest due on the subordinated note was paid on August 31, 2006 utilizing the proceeds provided by the aforementioned $1.5 million 3-year term note (see Note 10).

The Company leased administrative, manufacturing and warehouse facilities for VLI from Mr. Thomas. The lease costs through March 2007, the date of his employment termination, were considered related party expenses. SMC’s administrative and maintenance facilities were rented from a former officer through July 2006. The total expense amounts incurred under these arrangements were $45,000 and $195,000 for the years ended January 31, 2008 and 2007, respectively.

The Company entered into a supply agreement with an entity owned by Mr. Thomas whereby the supplier committed to sell to the Company and the Company committed to purchase on an as-needed basis, certain organic products. VLI made $47,000 in purchases under the supply agreement through March 2007, the date that Mr. Thomas’ employment was terminated. Purchases under the supply agreement in the amount of $91,000 were made during the year ended January 31, 2007.

The Company also sold its products in the normal course of business to an entity in which Mr. Thomas had an ownership interest. VLI had approximately $117,000 in current year sales to this entity through the aforementioned termination in March 2007, and $543,000 in sales to this entity during the year ended January 31, 2007. At January 31, 2007, the previously affiliated entity owed $155,000 to VLI; payment of this amount was subsequently received by the Company.

NOTE 17 – SEGMENT REPORTING

Effective with the acquisition of GPS, the Company’s three reportable segments are power industry services, telecommunications infrastructure services and nutraceutical products. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company’s reportable segments are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries - GPS, VLI and SMC, respectively. The “Other” column includes the Company’s corporate and unallocated expenses. Presented below are the summarized operating results of the business segments for the years ended January 31, 2008 and 2007, and certain financial position data as of January 31, 2008 and 2007:

January 31, 2008

	Power Industry Services	Nutritional Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$180,414,000	$16,669,000	$9,693,000	$—	$206,776,000
Cost of sales	162,418,000	14,714,000	8,059,000	—	185,191,000
Gross profit	17,996,000	1,955,000	1,634,000	—	21,585,000
Selling, general and administrative expenses	9,880,000	3,947,000	1,340,000	3,816,000	18,983,000
Impairment losses	—	6,826,000	—	—	6,826,000
Income (loss) from operations	8,116,000	(8,818,000)	294,000	(3,816,000)	(4,224,000)
Interest expense	(588,000)	(110,000)	(1,000)	—	(699,000)
Interest income	3,301,000	—	10,000	—	3,311,000

Income (loss) before income taxes	$10,829,000	$(8,928,000)	$303,000	$(3,816,000)	(1,612,000)
Income tax expense					(1,593,000)

Net loss					$(3,205,000)
Amortization of intangible assets	$5,168,000	$913,000	$103,000	$—	$6,184,000
Depreciation and other amortization	$181,000	$558,000	$522,000	$16,000	$1,277,000
Goodwill	$18,476,000	$921,000	$940,000	$—	$20,337,000
Total assets	$119,026,000	$7,632,000	$4,731,000	$14,474,000	$145,863,000
Fixed asset additions	$58,000	$324,000	$491,000	$—	$873,000

January 31, 2007	Power Industry Services	Nutritional Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$33,698,000	$20,842,000	$14,327,000	$--	$68,867,000
Cost of sales	30,589,000	16,549,000	11,479,000	--	58,617,000
Gross profit	3,109,000	4,293,000	2,848,000	--	10,250,000
Selling, general and administrative expenses	1,288,000	4,542,000	1,636,000	2,397,000	9,863,000
Income (loss) from operations	1,821,000	(249,000)	1,212,000	(2,397,000)	387,000
Interest expense	(101,000)	(360,000)	(42,000)	(205,000)	(708,000)
Interest income	287,000	--	10,000	--	297,000

Income (loss) before income taxes	$2,007,000	$(609,000)	$1,180,000	$(2,602,000)	(24,000)
Income tax expense					(89,000)

Net loss					$(113,000)
Amortization of intangible assets	$1,007,000	$1,218,000	$103,000	$--	$2,328,000
Depreciation and other amortization	$31,000	$566,000	$474,000	$294,000	$1,365,000
Goodwill	$16,476,000	$6,565,000	$940,000	$--	$23,981,000
Total assets	$97,454,000	$15,851,000	$5,347,000	$2,887,000	$121,539,000
Fixed asset additions	$--	$387,000	$540,000	$8,000	$935,000

During the year ended January 31, 2008, the majority of the Company’s revenues related to a broad range of engineering, procurement and construction services provided by GPS to the power industry. Total revenues from power industry services accounted for approximately 87% of consolidated net sales for the year ended January 31, 2008. The Company’s most significant current year customer relationships included four power industry service customers, Altra Biofuels Nebraska, LLC (“Altra”); Renewable Bio-Fuels Port Neches LLC (“RBF”); Green Earth Fuels of Houston LLC (“GEF”); and the Connecticut Municipal Electrical Energy Cooperative (“CMEEC”), which accounted for approximately 26%, 22%, 18% and 13%, respectively, of consolidated net sales for the year ended January 31, 2008. VLI, which provides nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry, accounted for approximately 8% of consolidated net sales for the year ended January 31, 2008. SMC, which provides infrastructure services to telecommunications and utility customers as well as to the federal government, accounted for approximately 5% of consolidated net sales for the year ended January 31, 2008.

The consolidated operating results for the year ended January 31, 2007 included the results of the power industry services segment for the period December 8, 2006 (the date of the Company’s acquisition of GPS) through January 31, 2007. Nonetheless, revenues related to the power services project with Altra represented approximately 29% of consolidated net sales for the year. No other customer of the Company provided revenues or net sales in excess of 10% of consolidated net sales for the year ended January 31, 2007.

NOTE 18 – QUARTERLY FINANCIAL INFORMATION (unaudited):

Certain unaudited quarterly financial information for the fiscal quarters ended April 30, July 31, October 31, and January 31 included in the fiscal years ended January 31, 2008 and 2007 is presented below:

	April			July			October			January			Full Year
2008 Net sales		$50,432,000			$53,136,000			$49,263,000			$53,945,000			$206,776,000
Operating income (loss)		(3,383,000)			1,795,000			(1,601,000)			(1,035,000)			(4,224,000)
Net income (loss)		(2,016,000)			1,333,000			(1,957,000)			(565,000)			(3,205,000)
Net income (loss) per share - Basic - Diluted	$ $	(0.18 (0.18	) )	$ $	0.12 0.12		$ $	(0.18 (0.18	) )	$ $	(0.05 (0.05	) )	$ $	(0.29 (0.29	) )
2007 Net sales		$8,962,000			$8,560,000			$9,609,000			$41,736,000			$68,867,000
Operating income (loss)		277,000			(2,000)			(346,000)			458,000			387,000
Net income (loss)		(18,000)			(155,000)			(255,000)			315,000			(113,000)
Net income (loss) per share - Basic - Diluted	$ $	-- --		$ $	(0.03 (0.03	) )	$ $	(0.06 (0.06	) )	$ $	0.04 0.04		$ $	(0.02 (0.02	) )

Quarterly amounts reported above include the operating results of GPS following its date of acquisition by Argan in December 2006. The sum of the net income (loss) per share amounts for each quarter of 2007 does not agree with the calculated net loss per share amount of $(0.02) for the full year as the per share amounts for each quarter and the full year are required to be computed independently.

The operating results for the quarters ended April 30, 2007, July 31, 2007 and October 31, 2007 (the first three quarters of the fiscal year ended January 31, 2008) were adversely impacted by losses reported by GPS related to one power plant project in the amounts of approximately $5.3 million, $4.1 million and $2.3 million, respectively.

The operating results for the quarters ended October 31, 2007 and January 31, 2008 (the third and fourth quarters of the fiscal year ended January 31, 2008) were adversely impacted by impairment losses of $4,666,000 and $2,160,000, respectively, that related to goodwill and other purchased intangible assets of VLI.

NOTE 19 – SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for interest and income taxes is presented below for the years ended January 31, 2008 and 2007:

	2008	2007
Interest	$699,000	$526,000
Income taxes	$4,358,000	$147,000

Non-cash investing and financing transactions are presented below for the years ended January 31, 2008 and 2007:

	2008	2007
Fair value of common stock issued in connection with the GPS combination	$—	$20,167,000
Net decrease in unrealized investment loss	$—	$(6,000)
Net decrease in fair value of interest rate swaps	$(99,000)	$(2,000)

NOTE 20 – SUBSEQUENT EVENTS

On March 4, 2008, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in the Circuit Court of Florida for Collier County. VFI, which is owned by Kevin Thomas, the former owner of VLI, has supplied VLI with certain organic raw materials for manufacturing VLI's products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI's customers. The deadline for filing a responsive pleading to this complaint is April 18, 2008. VLI and its president vigorously deny that VLI breached any contract or that its president defamed VFI. The defendants intend to vigorously defend this lawsuit.

On March 4, 2008, Mr. Thomas filed a lawsuit against VLI's president in the Circuit Court of Florida for Collier County. As described in Note 12, Mr. Thomas, the former owner of VLI, previously filed a lawsuit against the Company, VLI and the Company’s CEO for a variety of contract and tort-based claims arising from his compensation and employment agreements from the acquisition of VLI ("VLI Merger Litigation"). The Company and VLI asserted four counterclaims against Mr. Thomas for violating his restrictive covenants upon leaving VLI. The VLI Merger Litigation is pending in the Circuit Court of Florida for Collier County. Mr. Thomas has filed this new lawsuit against VLI’s president for defamation. Mr. Thomas alleges that VLI’s president made false statements to third-parties regarding Mr. Thomas' conduct that is the subject of counterclaims by the Company and VLI in the VLI Merger Litigation and that these statements have caused him damage to his business reputation. The deadline for filing a responsive pleading to this complaint is April 18, 2008. VLI’s president vigorously denies that he defamed Mr. Thomas and intends to vigorously defend this lawsuit.

At January 31, 2008, GPS had a construction project which was in suspension pending the efforts of the customer to obtain financing to complete the construction of an ethanol facility. Under the terms of the amended engineering, procurement and construction agreement with the customer (the “EPC Agreement”), March 19, 2008 was the deadline for the customer to obtain financing for the project. If such financing was not obtained, GPS would be allowed to terminate the EPC Agreement at that time. GPS has served termination notice but the customer has not acknowledged the termination or released the construction bond. GPS continues to cooperate with the customer in its efforts to obtain financing. The amount owed to GPS by the project owner is included in accounts receivable in the consolidated balance sheet at January 31, 2008 and is approximately equal to the amount of billings in excess of cost and earnings for the project. GPS is uncertain as to the ultimate resolution of this matter, but does not anticipate any losses to arise from the resolution of this EPC Agreement.

SCHEDULE II

ARGAN, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Allowance for doubtful accounts
Year ended January 31, 2008	$137,000	$45,000	$107,000	$75,000
Year ended January 31, 2007	50,000	133,000	46,000	137,000

Valuation allowance for inventory obsolescence
Year ended January 31, 2008	$104,000	$555,000	$434,000	$225,000
Year ended January 31, 2007	95,000	96,000	87,000	104,000

EXHIBIT INDEX

Exhibit No.	Description

10.31	First Amendment to Second Amended and Restated Financing and Security Agreement

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002.