Form 10-Q
period 2008-04-30
ARGAN INC
filed 2008-06-12
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

  For the Transition Period from              to

Commission File Number 001-31756

Argan, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1947195
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Church Street, Suite 401, Rockville Maryland 20850
(Address of Principal Executive Offices) (Zip Code)

(301) 315-0027
(Registrant’s Telephone Number, Including Area Code)

____________________________________
(Former Name, Former Address and Former Fiscal Year, if Changed since Last Report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.15 par value, 11,125,026 shares at June 2, 2008.

ARGAN, INC. AND SUBSIDIARIES

CERTIFICATIONS

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)
	April 30,	January 31,
ASSETS	2008	2008
CURRENT ASSETS
Cash and cash equivalents	$66,645,000	$66,827,000
Escrowed cash	10,315,000	14,398,000
Accounts receivable, net of allowance for doubtful accounts	31,053,000	30,239,000
Estimated earnings in excess of billings	329,000	242,000
Inventories, net of reserve for obsolescence	2,921,000	2,808,000
Current deferred tax assets	913,000	406,000
Prepaid expenses and other current assets	1,419,000	1,330,000
TOTAL CURRENT ASSETS	113,595,000	116,250,000
Property and equipment, net of accumulated depreciation	2,706,000	2,892,000
Goodwill, net of impairment losses	20,337,000	20,337,000
Other intangible assets, net of accumulated amortization	4,524,000	5,296,000
Deferred tax assets	1,372,000	828,000
Other assets	230,000	260,000
TOTAL ASSETS	$142,764,000	$145,863,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$34,687,000	$35,483,000
Accrued expenses	6,782,000	9,370,000
Billings in excess of cost and earnings	51,217,000	52,313,000
Current portion of long-term debt	2,566,000	2,581,000
TOTAL CURRENT LIABILITIES	95,252,000	99,747,000
Long-term debt	3,503,000	4,134,000
Other liabilities	93,000	116,000
TOTAL LIABILITIES	98,848,000	103,997,000

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized;
no shares issued and outstanding	--	--
Common stock, par value $0.15 per share;
30,000,000 shares authorized; 11,123,259 and 11,113,534 shares issued and
11,120,026 and 11,110,301 shares outstanding at 4/30/08 and 1/31/08, respectively	1,668,000	1,667,000
Warrants outstanding	834,000	834,000
Additional paid-in capital	58,331,000	57,861,000
Accumulated other comprehensive loss	(83,000)	(107,000)
Accumulated deficit	(16,801,000)	(18,356,000)
Treasury stock at cost; 3,233 shares at 4/30/08 and 1/31/08	(33,000)	(33,000)
TOTAL STOCKHOLDERS' EQUITY	43,916,000	41,866,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$142,764,000	$145,863,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended April 30,
	2008	2007
Net sales
Power industry services	$44,008,000	$43,354,000
Nutritional products	2,399,000	4,949,000
Telecommunications infrastructure services	1,999,000	2,129,000
Net sales	48,406,000	50,432,000
Cost of sales
Power industry services	38,576,000	43,245,000
Nutritional products	2,323,000	4,166,000
Telecommunications infrastructure services	1,774,000	1,843,000
	42,673,000	49,254,000
Gross profit	5,733,000	1,178,000

Selling, general and administrative expenses	4,011,000	4,561,000
Income (loss) from operations	1,722,000	(3,383,000)

Interest expense	(120,000)	(204,000)
Interest income	504,000	633,000
Income (loss) from operations before income taxes	2,106,000	(2,954,000)
Income tax (expense) benefit	(551,000)	939,000
Net income (loss)	$1,555,000	$(2,015,000)

Earnings per share:
Basic net income (loss) per share	$0.14	$(0.18)
Diluted net income (loss) per share	$0.14	$(0.18)
Weighted average number of shares outstanding:
Basic	11,118,000	11,094,000
Diluted	11,429,000	11,094,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended April 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
Net income (loss)	$1,555,000	$(2,015,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of purchased intangibles	772,000	2,064,000
Depreciation and other amortization	339,000	324,000
Deferred income taxes	(1,051,000)	(1,048,000)
Non-cash stock option compensation expense	397,000	14,000
Provision for losses on accounts receivable	85,000	76,000
Provision for inventory obsolescence	68,000	36,000
Changes in operating assets and liabilities:
Escrowed cash	4,083,000	(165,000)
Accounts receivable	(899,000)	(312,000)
Estimated earnings in excess of billings	(87,000)	7,867,000
Inventories	(181,000)	(289,000)
Prepaid expenses and other assets	(95,000)	(375,000)
Accounts payable and accrued expenses	(1,384,000)	(814,000)
Billings in excess of cost and earnings	(1,096,000)	2,064,000
Other	5,000	(7,000)
Net cash provided by operating activities	2,511,000	7,420,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of contingent acquisition price (Note 2)	(2,000,000)	--
Purchases of property and equipment	(117,000)	(100,000)
Proceeds from sale of investments	--	575,000
Proceeds from sale of property and equipment	--	1,000
Net cash (used in) provided by investing activities	(2,117,000)	476,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options and warrants	70,000	--
Principal payments on long-term debt	(646,000)	(2,761,000)
Proceeds from long-term debt	--	2,112,000
Net cash used in financing activities	(576,000)	(649,000)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(182,000)	7,247,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,827,000	25,393,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$66,645,000	$32,640,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes as follows:
Interest	$120,000	$204,000
Income taxes	$1,430,000	$1,131,000
Non-cash investing and financing activities are as follows:
Net increase (decrease) in the fair value of interest rate swaps	$24,000	$(17,000)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008
(unaudited)

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Organization

Argan, Inc. (“Argan”) conducts its operations through its wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) which were acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) which was acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) which was acquired in July 2003. Argan and its consolidated wholly-owned subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the power generation market for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, the Company develops, manufactures and distributes premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction, installation and maintenance primarily to the federal government, telecommunications and broadband service providers, and electric utilities in the Mid-Atlantic region. Each of the wholly-owned subsidiaries represents a separate reportable segment.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Argan and its wholly-owned subsidiaries. The Company’s fiscal year ends on January 31. The results of companies acquired during a reporting period are included in the consolidated financial statements from the effective date of the acquisition. All significant inter-company balances and transactions have been eliminated in consolidation. Certain comparative amounts have been reclassified to conform with the presentation in the current year condensed consolidated financial statements.

The condensed consolidated balance sheet as of April 30, 2008, the condensed consolidated statements of operations for the three months ended April 30, 2008 and 2007, and the condensed consolidated statements of cash flows for the three months ended April 30, 2008 and 2007 are unaudited. The condensed consolidated balance sheet as of January 31, 2008 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2008 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2008.

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about an entity’s derivative and hedging activities with the intent of improving the transparency of financing reporting as the use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Currently, the Company uses interest rate swap agreements to hedge the risks related to the variable interest paid on its term loans. The current effects of the Company’s hedging activities are not significant to its consolidated financial statements. However, the new standard will require the Company to provide an enhanced understanding of 1) how and why it uses derivative instruments, 2) how it accounts for derivative instruments and the related hedged items, and 3) how derivatives and related hedged items affect its financial position, financial performance and cash flows. Adoption of this new accounting standard will first be required for the Company’s consolidated financial statements covering the quarter ending April 30, 2009.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits companies to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of this new standard were effective for the Company beginning February 1, 2008 and did not have a significant impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Certain provisions of this standard relating to financial assets and financial liabilities were also effective for the Company beginning February 1, 2008; they did not have a significant impact on the consolidated financial statements. Adoption of the other provisions of this new standard relating primarily to nonfinancial assets and nonfinancial liabilities will first be required for the Company’s consolidated financial statements covering the quarter ending April 30, 2009. The significant nonfinancial items included in the Company’s consolidated balance sheet include property and equipment, goodwill and other purchased intangible assets. Adoption of the new provisions is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2 - CASH, CASH EQUIVALENTS AND ESCROWED CASH

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company holds cash on deposit at banks in excess of federally insured limits. However, due to a belief in the financial strength of the financial institutions, primarily Bank of America (the “Bank”), management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk currently.

Pursuant to the GPS acquisition agreement, the Company deposited $12.0 million into an escrow account with the Bank. Of this amount, $10.0 million secures a letter of credit that was issued in support of a bonding commitment. The remaining amount of $2.0 million was set aside for the payment of up to $2.0 million of additional purchase price in the event that GPS would meet certain financial objectives in 2007. As the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of GPS for the twelve months ended December 31, 2007, as defined in the acquisition agreement, exceeded the required amount of $12.0 million, the $2.0 million in additional purchase price was paid to the former owners of GPS in March 2008. The obligation to pay the former owners was included in accrued liabilities in the accompanying condensed consolidated balance sheet at January 31, 2008.

For certain construction projects, cash may be held in escrow as a substitute for retainage. Cash held in escrow for retainage at January 31, 2008 in the amount of approximately $2.1 million related to a completed project was released and paid to the Company in the first quarter. In 2003, Argan completed the sale of Puroflow Incorporated, a wholly-owned subsidiary, to Western Filter Corporation (“WFC”). Proceeds in the amount of $300,000 are currently being held in escrow, and are included in the condensed consolidated balance sheets at April 30, 2008 and January 31, 2008, to indemnify WFC from any damages resulting from any breach of representations and warranties under the stock purchase agreement (see Note 12).

NOTE 3 - ACCOUNTS RECEIVABLE AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Accounts receivable and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billing to customers under construction-type contracts varies based on individual contracts and often differs from the period in which revenue is recognized. The amounts of estimated earnings in excess of billings at April 30, 2008 and January 31, 2008 were expected to be billed and collected in the normal course of business. Retainages included in accounts receivable represent amounts withheld by construction customers until a defined phase of a contract or project has been completed and accepted by the customer. Retainage amounts included in accounts receivable were approximately $3.0 million and $5.6 million at April 30, 2008 and January 31, 2008, respectively. The length of retainage periods may vary, but they are typically between six months and two years.

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to vary by customer due to the different financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its current accounts receivable. The Company’s allowance for doubtful accounts amounts at April 30, 2008 and January 31, 2008 were $158,000 and $70,000, respectively. Bad debt expense amounts for the three months ended April 30, 2008 and 2007 were $85,000 and $76,000, respectively, and were included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market (i.e., net realizable value). Cost is determined on the first-in first-out (FIFO) method and includes material, labor and overhead costs. Fixed overhead is allocated to inventory based on the normal capacity of the Company’s production facilities. Any costs related to idle facilities, excess spoilage, excess freight or re-handling are expensed currently as period costs. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors (i.e. - lot expiration dates, the ability to recertify or test for extended expiration dates, the number of products that can be produced using the available raw materials and the market acceptance or regulatory issues surrounding certain materials) in evaluating net realizable value. The Company’s provision amounts expensed for inventory obsolescence during the three months ended April 30, 2008 and 2007 were approximately $68,000 and $36,000, respectively.

Inventories consisted of the following amounts at April 30, 2008 and January 31, 2008:

	April 30, 2008	January 31, 2008
Raw materials	$2,842,000	$2,846,000
Work-in process	138,000	43,000
Finished goods	201,000	144,000
Less: reserves	(260,000)	(225,000)
Inventories, net	$2,921,000	$2,808,000

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. Depreciation expense amounts for property and equipment, including assets under capital leases, for the three months ended April 30, 2008 and 2007 were approximately $303,000 and $282,000, respectively. The costs of maintenance and repairs (totaling approximately $75,000 and $68,000 for the three months ended April 30, 2008 and 2007, respectively) were expensed as incurred. Major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.

Property and equipment at April 30, 2008 and January 31, 2008 consisted of the following:

	April 30, 2008	January 31, 2008
Leasehold improvements	$1,063,000	$1,051,000
Machinery and equipment	3,853,000	3,778,000
Trucks and other vehicles	1,292,000	1,263,000
	6,208,000	6,092,000
Less - accumulated depreciation	(3,502,000)	(3,200,000)
Property and equipment, net	$2,706,000	$2,892,000

NOTE 6 - INTANGIBLE ASSETS

In connection with the acquisitions of GPS, VLI and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, proprietary formulas, non-compete agreements and trade names. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” the Company reviews for impairment, at least annually, the carrying values of goodwill and other purchased intangible assets deemed to have an indefinite life. The Company tests for impairment of goodwill and these other intangible assets more frequently if events or changes in circumstances indicate that the asset value might be impaired. Long-lived assets, including purchased intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The Company’s intangible assets consisted of the following at April 30, 2008 and January 31, 2008:

		April 30, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	January 31, 2008 Net Amount
Intangible assets being amortized:
Contractual customer relationships - VLI and SMC	5-7 years	$2,276,000	$1,942,000	$334,000	$379,000
Customer relationships - GPS	1-2 years	6,678,000	6,411,000	267,000	904,000
Proprietary formulas - VLI	3 years	1,813,000	1,813,000	--	--
Non-compete agreements - GPS and VLI	5 years	1,731,000	1,336,000	395,000	424,000
Trade name - GPS	15 years	3,643,000	339,000	3,304,000	3,365,000
Intangible assets not being amortized:
Trade name - SMC	Indefinite	224,000	--	224,000	224,000
Total other intangible assets		$16,365,000	$11,841,000	$4,524,000	$5,296,000

Goodwill	Indefinite	$20,337,000	$--	$20,337,000	$20,337,000

Amortization expense totaling $772,000 for the three months ended April 30, 2008, consisted of $683,000, $28,000 and $61,000 for contractual customer relationships, non-compete agreements and the trade name, respectively. Amortization expense totaling $2,064,000 for the three months ended April 30, 2007, consisted of $1,772,000, $115,000, $116,000 and $61,000 for contractual customer relationships, proprietary formulas, non-compete agreements and the trade name, respectively.

NOTE 7 - DEBT

The Company has financing arrangements with the Bank including an amended 3-year term loan for VLI in the amount of $1.4 million which bears interest at LIBOR (2.8625% at April 30, 2008) plus 3.25%; a 4-year term loan in the amount of $8.0 million which bears interest at LIBOR plus 3.25%, the proceeds from which were used to acquire GPS; and a revolving loan with a maximum borrowing amount of $4.25 million available until May 31, 2010, with interest at LIBOR plus 3.25%. The outstanding principal amounts of the VLI and GPS loans were $667,000 and $5,333,000, respectively, as of April 30, 2008; no borrowed amounts were outstanding under the revolving loan as of April 30, 2008.

The financing arrangements with the Bank require compliance with certain financial covenants at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period), including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt due and payable. At April 30, 2008 and January 31, 2008, the Company was in compliance with the covenants of its amended financing arrangements.

During the year ended January 31, 2007, the Company entered into interest rate swap agreements as cash flow hedges related to the VLI and GPS loans with a total initial notional amount of $5,125,000 and terms of three years. Under the swap agreements, the Company receives a floating rate based on the LIBOR interest rate and pays fixed rates; the Company’s weighted-average fixed rate related to its interest rate swap agreements is 5.22%. At April 30, 2008 and January 31, 2008, the Company’s balance sheets included liabilities in the amounts of $83,000 and $107,000, respectively, in order to recognize the fair value of the interest rate swaps; these amounts were included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Interest expense related to the VLI and GPS loans was $119,000 and $197,000 for the three months ended April 30, 2008 and 2007, respectively.

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

NOTE 8 - TERMINATED CONSTRUCTION CONTRACT

At January 31, 2008, GPS had a construction project which was in suspension pending the efforts of the customer to obtain financing to complete the construction of an ethanol facility. Under the terms of the amended engineering, procurement and construction agreement with the customer (the “EPC Agreement”), March 19, 2008 was the deadline for the customer to obtain financing for the project. If such financing was not obtained, GPS would be allowed to terminate the EPC Agreement at that time. GPS has served termination notice but the customer has not acknowledged the termination or released the construction bond. GPS continues to cooperate with the customer in its efforts to obtain financing. GPS is uncertain as to the ultimate resolution of this matter. As of April 30, 2008 and January 31, 2008, the Company’s balance sheets included assets and liabilities related to the terminated construction contract. The Company has classified these assets and liabilities as current assets and current liabilities in the accompanying condensed consolidated balance sheets due to the expectation that the assets will be realized and the liabilities will be extinguished. Although cash may be required to make payment on accounts payable to project subcontractors that are included in the condensed consolidated balance sheet at April 30, 2008, GPS does not anticipate any losses to arise from the resolution of this EPC Agreement.

NOTE 9 - STOCK-BASED COMPENSATION

The Company has a stock option plan which was established in August 2001 (the “Option Plan”). Under the Option Plan, the Company’s Board of Directors may grant stock options to officers, directors and key employees. Stock options granted may be incentive stock options or nonqualified stock options. Currently, the Company is authorized to grant options for up to 650,000 shares of the Company’s common stock.

A summary of stock option activity under the Option Plan during the three months ended April 30, 2008 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Fair Value
Outstanding, January 31, 2008	426,000	$6.07
Granted	110,000	$11.90
Exercised	(6,000)	$6.85
Forfeited or expired	(1,000)	$7.86
Outstanding, April 30, 2008	529,000	$7.28	7.3	$4.23
Exercisable, April 30, 2008	229,000	$4.09	6.7	$2.16
Exercisable, January 31, 2008	235,000	$4.16	6.9	$2.19

The weighted-average grant date fair value amount per share for stock options awarded during the three months ended April 30, 2008 was $6.60.

Compensation expense amounts recorded in the three months ended April 30, 2008 and 2007 were $397,000 and $14,000, respectively. At April 30, 2008, there was $940,000 unrecognized compensation cost related to stock options granted under the Option Plan. The end of the period over which the compensation expense for these awards is expected to be recognized is April 2009. The total intrinsic value of the stock options exercised during the three months ended April 30, 2008 was approximately $25,000. The aggregate intrinsic value amount for exercisable stock options at January 31, 2008 was $1,929,000.

The fair value of each stock option granted in the three months ended April 30, 2008 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions. No stock options were granted in the three months ended April 30, 2007.

Three Months Ended April 30, 2008
Dividend yield	--
Expected volatility	61%
Risk-free interest rate	4.00%
Expected life in years	5

The Company also has outstanding warrants to purchase 222,000 shares of the Company’s common stock, exercisable at a per share price of $7.75 that were issued in connection with the Company’s private placement in April 2003 to three individuals who became the executive officers of the Company upon completion of the offering and to an investment advisory firm. A director of the Company is the chief executive officer of the investment advisory firm. The fair value of the warrants of $849,000 was recognized as offering costs. All warrants are exercisable and expire in April 2013.

At April 30, 2008, there were 848,000 shares of the Company’s common stock available for issuance upon the exercise of stock options and warrants, including 96,000 shares of the Company’s common stock available for award under the Option Plan.

NOTE 10 - NET INCOME (LOSS) PER SHARE

Basic income per share for the three months ended April 30, 2008 was computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted income per share was computed by dividing net income by the weighted average number of common shares outstanding during the quarter plus 311,000 shares representing the total dilutive effect of outstanding stock options and warrants.

Basic loss per share for the three months ended April 30, 2007 was calculated by dividing the net loss for the quarter by the weighted average number of common shares outstanding for the applicable period. Common stock equivalents, including stock options and warrants, were not considered because the effect of their inclusion would be anti-dilutive.

NOTE 11 - INCOME TAXES

The Company’s income tax (expense) benefit for the three months ended April 30, 2008 and 2007 differs from the expected income tax (expense) benefit computed by applying the U.S. Federal corporate income tax rate of 34% to the income (loss) from operations before income taxes as shown in the table below. For the three months ended April 30, 2008, the favorable tax benefit of permanent items relates primarily to the domestic manufacturing deduction to be taken for income tax reporting purposes.

	2008	2007
Computed expected income tax (expense) benefit	$(716,000)	$1,004,000
State income taxes, net	95,000	(47,000)
Permanent differences	70,000	(18,000)
	$(551,000)	$939,000

As of April 30, 2008 and January 31, 2008, accrued expenses included income tax amounts currently payable of approximately $1,174,000 and $1,003,000, respectively.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109” (“FIN 48”), on February 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no material effect on the Company’s consolidated financial statements as a result of adopting this standard.

NOTE 12 - LEGAL CONTINGENCIES

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

This case was scheduled for trial on April 10, 2007. On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC appealed the District Court’s decision. The parties filed their appellate briefs with oral arguments scheduled for June 3, 2008. The Company intends to continue vigorously to defend the appeal of this litigation.

Although the Company has reviewed WFC’s claims and believes that they are without merit, the Company’s condensed consolidated balance sheet at April 30, 2008 included an amount reflecting the Company’s estimate of the remaining amount of legal fees that it expects to be billed in connection with this matter. It is possible, however, that the ultimate resolution of the WFC litigation could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.

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

Although the Company has reviewed the claims of Mr. Thomas and believes that they are without merit, the Company’s condensed consolidated balance sheet at April 30, 2008 included an amount in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed in connection with this matter. It is possible however, that the ultimate resolution of the litigation with Mr. Thomas could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.

On March 4, 2008, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in the Circuit Court of Florida for Collier County. VFI, which is owned by Kevin Thomas, supplied VLI with certain organic raw materials used in the manufacture of VLI products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI's customers. VLI and its president filed their Answer and Affirmative Defenses on May 8, 2008. VLI and its president deny that VLI breached any contract or that its president defamed VFI. The defendants intend to continue to vigorously defend this lawsuit. The Company’s condensed consolidated balance sheet at April 30, 2008 included an amount in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed in connection with this matter.

On March 4, 2008, Mr. Thomas filed a lawsuit against VLI's president in the Circuit Court of Florida for Collier County. Mr. Thomas has filed this new lawsuit against VLI’s president for defamation. Mr. Thomas alleges that VLI’s president made false statements to third-parties regarding Mr. Thomas' conduct that is the subject of counterclaims by the Company and VLI in the litigation matter discussed above and that these statements have caused him damage to his business reputation. VLI’s president filed his answer with the court on May 8, 2008. VLI’s president denies that he defamed Mr. Thomas and intends to continue to vigorously defend this lawsuit.

NOTE 13 - RELATED PARTY TRANSACTIONS

The Company leased administrative, manufacturing and warehouse facilities for VLI from an individual who was the former officer and shareholder of VLI. The lease costs through March 2007, the date of his employment termination, were considered related party expenses. The total expense amount under this arrangement was approximately $45,000 for the three months ended April 30, 2007.

The Company entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to the Company and the Company committed to purchase on an as-needed basis, certain organic products. Last year, VLI made $47,000 in purchases under the supply agreement through March 2007, the date on which the former officer and shareholder of VLI was terminated.

The Company also sold its products in the normal course of business to an entity in which the former shareholder of VLI had an ownership interest. VLI had approximately $117,000 in sales to this entity through the aforementioned termination in March 2007; this amount was collected.

NOTE 14 - SEGMENT REPORTING AND MAJOR CUSTOMERS

The Company’s three reportable segments are power industry services, nutritional products and telecommunications infrastructure services. The Company conducts these operations through its wholly owned subsidiaries - GPS, VLI and SMC, respectively. The “Other” column includes the Company’s corporate and unallocated expenses. The Company’s operating segments are organized in separate business units with different management, customers, technologies and services. The following business segment information is presented for the three months ended April 30, 2008 and 2007, except for total assets and goodwill which amounts are presented as of those dates:

Three Months Ended April 30, 2008	Power Industry Services	Nutritional Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$44,008,000	$2,399,000	$1,999,000	$--	$48,406,000
Cost of sales	38,576,000	2,323,000	1,774,000	--	42,673,000
Gross profit	5,432,000	76,000	225,000	--	5,733,000
Selling, general and administrative expenses	1,842,000	715,000	343,000	1,111,000	4,011,000
Income (loss) from operations	3,590,000	(639,000)	(118,000)	(1,111,000)	1,722,000
Interest expense	(102,000)	(18,000)	--	--	(120,000)
Interest income	504,000	--	--	--	504,000

Income (loss) before income taxes	$3,992,000	$(657,000)	$(118,000)	$(1,111,000)	2,106,000

Income tax expense					(551,000)

Net income					$1,555,000
Amortization of purchased intangibles	$724,000	$22,000	$26,000	$--	$772,000
Depreciation and other amortization	$48,000	$148,000	$142,000	$1,000	$339,000
Goodwill	$18,476,000	$921,000	$940,000	$--	$20,337,000
Total assets	$116,926,000	$7,378,000	$4,249,000	$14,211,000	$142,764,000
Fixed asset additions	$49,000	$56,000	$12,000	$--	$117,000

Three Months Ended April 30, 2007	Power Industry Services	Nutritional Products	Telecom Infrastructure Services	Other	Consolidated
Net sales	$43,354,000	$4,949,000	$2,129,000	$--	$50,432,000
Cost of sales	43,245,000	4,166,000	1,843,000	--	49,254,000
Gross profit	109,000	783,000	286,000	--	1,178,000
Selling, general and administrative expenses	2,552,000	1,170,000	358,000	481,000	4,561,000
Loss from operations	(2,443,000)	(387,000)	(72,000)	(481,000)	(3,383,000)
Interest expense	(167,000)	(35,000)	(2,000)	--	(204,000)
Interest income	626,000	--	--	7,000	633,000

Loss before income taxes	$(1,984,000)	$(422,000)	$(74,000)	$(474,000)	(2,954,000)

Income tax benefit					939,000

Net loss					$(2,015,000)
Amortization of purchased intangibles	$1,733,000	$305,000	$26,000	$--	$2,064,000
Depreciation and other amortization	$53,000	$144,000	$123,000	$4,000	$324,000
Goodwill	$16,476,000	$6,565,000	$940,000	$--	$23,981,000
Total assets	$97,684,000	$15,995,000	$4,246,000	$1,705,000	$119,630,000
Fixed asset additions	$4,000	$85,000	$11,000	$--	$100,000

During the three months ended April 30, 2008, the majority of the Company’s net sales related to engineering, procurement and construction services provided by GPS to the power industry. Total net sales from power industry services accounted for approximately 91% of consolidated net sales for the period. The Company’s most significant current year customer relationships included two power industry service customers, Renewable Bio-Fuels Port Neches LLC (“RBF”) and Pacific Gas & Electric Company, which accounted for approximately 60% and 31%, respectively, of consolidated net sales for the current quarter. VLI, which provides nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry, accounted for approximately 5% of consolidated net sales for the three months ended April 30, 2008. SMC, which provides infrastructure services to telecommunications and utility customers as well as to the federal government, accounted for approximately 4% of consolidated net sales for the three months ended April 30, 2008.

For the three months ended April 30, 2007, net sales from power industry services accounted for approximately 86% of consolidated net sales. The Company’s most significant customer relationships during this period included five power industry service customers, Green Earth Fuels of Houston LLC; RBF; Altra Nebraska, LLC; the Connecticut Municipal Electrical Energy Cooperative and Roseville Energy Park, which accounted for approximately 27%, 17%, 17%, 14% and 10%, respectively, of consolidated net sales for the three months ended April 30, 2007. VLI and SMC accounted for approximately 10% and 4%, respectively, of consolidated net sales for the three months ended April 30, 2007.

NOTE 15 - SUBSEQUENT EVENTS

On May 22, 2008, the Company announced that GPS signed an engineering, procurement and construction agreement with Pacific Gas & Electric Company (“PG&E”) in the amount of $340 million for the design and construction of a natural gas-fired power plant in Colusa, California. The Colusa facility will be a 640 megawatt combined cycle facility and construction is expected to be completed during the summer of 2010. GPS commenced activity on this project in the fourth quarter ended January 31, 2008 under an interim notice to proceed that it received from PG&E in December 2007.

On June 5, 2008, the Company announced that its wholly-owned subsidiary, Gemma Power Systems, LLC, has entered into a business partnership with Invenergy Wind Management LLC, for the design and construction of wind farms located from the mid-western region of the United States into Canada. The partners will each own 50% of a new company, Gemma Renewable Power, LLC (“GRP”). The Company expects that GRP will annually provide engineering, procurement and construction services for new wind farms generating more than an estimated 300 megawatts of electrical power including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades. The new venture shall also assist with some of the ongoing servicing of the wind farms.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2008, and the results of operations for the three months ended April 30, 2008 and 2007, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 that was filed with the Securities and Exchange Commission on April 24, 2008 (the “2008 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of our 2008 Annual Report and Item 1A in Part II of this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Introduction

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts operations through our wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) that we acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) that we acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) that we acquired in July 2003. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation market for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment - power industry services, nutritional products and telecommunications infrastructure services, respectively.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue, expenses, and certain financial statement disclosures. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. Estimates are used for, but not limited to, the Company’s accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long lived assets including goodwill and intangible assets, contingent obligations, and deferred taxes. Actual results could differ from these estimates.

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about an entity’s derivative and hedging activities with the intent of improving the transparency of financing reporting as the use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Currently, we use interest rate swap agreements to hedge the risks related to the variable interest paid on our term loans. The current effects of our hedging activities are not significant to our consolidated financial statements. However, the new standard will require us to provide an enhanced understanding of 1) how and why we use derivative instruments, 2) how we account for derivative instruments and the related hedged items, and 3) how derivatives and related hedged items affect our financial position, financial performance and cash flows. Adoption of this new accounting standard will first be required for our consolidated financial statements covering the quarter ending April 30, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. For us, SFAS 141R will be effective for business combinations occurring subsequent to January 31, 2009. The accounting for future acquisitions, if any, may be affected by certain new requirements of this pronouncement that will be evaluated at that time.

In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” that establishes accounting and reporting standards for minority interests in consolidated subsidiaries. This standard will be effective for us on February 1, 2009, and its adoption would not affect our current consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This standard permits companies to measure many financial instruments and certain other items at fair value at specified election dates. The provisions of this new standard were effective for us beginning February 1, 2008 and did not have a significant impact on the consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Certain provisions of this standard relating to financial assets and financial liabilities were also effective for us beginning February 1, 2008; they did not have a significant impact on the consolidated financial statements. Adoption of the other provisions of this new standard relating primarily to nonfinancial assets and nonfinancial liabilities will first be required for our consolidated financial statements covering the quarter ending April 30, 2009. The significant nonfinancial items included in our consolidated balance sheet include property and equipment, goodwill and other purchased intangible assets. Adoption of the new provisions is not expected to have a significant impact on our consolidated financial statements.

Recent Events

Construction Projects and Backlog. As a result of construction work performed during the current quarter pursuant to its existing contracts and the termination of the ethanol plant construction project in March 2008 that is discussed below, the construction contract backlog of GPS declined from $122 million at January 31, 2008 to $47 million at April 30, 2008. However, on May 22, 2008, the Company announced that GPS signed an engineering, procurement and construction agreement with Pacific Gas & Electric Company (“PG&E”) in the amount of $340 million for the design and construction of a natural gas-fired power plant in Colusa, California. This energy plant will be a 640 megawatt combined cycle facility and construction is expected to be completed in the summer of 2010. GPS commenced activity on this project in the fourth quarter ended January 31, 2008 under an interim notice to proceed that it received from PG&E in December 2007.

For a substantial portion of the current quarter, SMC operated without a contract renewal with Verizon and continued to perform services for Verizon at a reduced level of activity while it attempted to work with local Verizon management in negotiating a contract renewal. In April 2008, SMC received an extension of the expiring contract until June 30, 2008. Verizon has been a customer of SMC for more than twenty years and SMC continues to negotiate with Verizon to extend the expiring contract beyond June 30, 2008. SMC recognized net sales of $197,000 relating to Verizon during the current quarter, or approximately 10% of its total net sales. This amount represents a decline in net sales of approximately 69% from the corresponding quarter of the prior year. For the quarter ended April 30, 2007, the amount of net sales related to Verizon was $627,000, or 29% of SMC’s total net sales for the quarter.

At January 31, 2008, GPS had a construction project which was in suspension pending the efforts of the customer to obtain financing in order to complete the construction of an ethanol facility. The customer was not successful in securing the necessary financing by the date in the current quarter that was agreed to by the parties. GPS has served notice of contract termination but the customer has not acknowledged the termination or released the construction bond. GPS continues to cooperate with the customer in its efforts to obtain financing. GPS is uncertain as to the ultimate resolution of this matter. As of April 30, 2008 and January 31, 2008, our balance sheets included assets and liabilities related to the terminated construction contract. We have classified these assets and liabilities as current assets and current liabilities in the accompanying condensed consolidated balance sheets due to the expectation that the assets will be realized and the liabilities will be extinguished. Although cash may be required to make payment on accounts payable to project subcontractors that are included in the condensed consolidated balance sheet at April 30, 2008, GPS does not anticipate any losses to arise from the resolution of this agreement. No additional net sales related to this contract were recorded by GPS during the quarter ended April 30, 2008.

Performance of VLI. VLI continues to report operating results that are below expected results. The loss of major customers and the reduction in the amounts of orders received from currently major customers have caused net sales to continue to decline. Despite cost reductions, the operating loss of VLI for the current quarter was $639,000. The EBITDA loss of VLI for the current quarter was approximately $470,000. VLI is actively pursuing opportunities to expand the volume of business related to current customers and secure business from new customers. The revenues for the remainder of the current fiscal year are forecasted to improve slightly over the current quarter run rate. However, there is no assurance that business will actually improve.

Legal Matters. As described in Note 12 to the condensed consolidated financial statements, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in March 2008. VFI, which is owned by Kevin Thomas, the former owner of VLI, supplied VLI with certain organic raw materials used in the manufacture of VLI's products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI's customers. In March 2008, Mr. Thomas filed a lawsuit against VLI's president for defamation. The Company, VLI and VLI’s president deny all of the new allegations and intend to vigorously defend these lawsuits. However, the amount of costs expected to be incurred in connection with VLI legal matters increased during the current quarter. Accordingly, we recorded a charge to operating results of $86,000 in the quarter for the additional legal costs.

Comparison of the Results of Operations for the Three Months Ended April 30, 2008 and 2007

The following schedule compares the results of our operations for the three months ended April 30, 2008 and 2007. Except where noted, the percentage amounts represent the percentage of net sales for the corresponding period.

	Three Months Ended April 30,
	2008		2007
Net sales
Power industry services	$44,008,000	90.9%	$43,354,000	86.0%
Nutritional products	2,399,000	5.0%	4,949,000	9.8%
Telecommunications infrastructure services	1,999,000	4.1%	2,129,000	4.2%
Net sales	48,406,000	100.0%	50,432,000	100.0%
Cost of sales **
Power industry services	38,576,000	87.7%	43,245,000	99.7%
Nutritional products	2,323,000	96.8%	4,166,000	84.2%
Telecommunications infrastructure services	1,774,000	88.7%	1,843,000	86.6%
Cost of sales	42,673,000	88.2%	49,254,000	97.7%
Gross profit	5,733,000	11.8%	1,178,000	2.3%
Selling, general and administrative expenses	4,011,000	8.3%	4,561,000	9.0%
Income (loss) from operations	1,722,000	3.5%	(3,383,000)	(6.7)%
Interest expense	(120,000)	*	(204,000)	*
Interest income	504,000	1.0%	633,000	1.3%
Income (loss) from operations before
income taxes	2,106,000	4.3%	(2,954,000)	(5.9)%
Income tax (expense) benefit	(551,000)	(1.1)%	939,000	1.9%
Net income (loss)	$1,555,000	3.2%	$(2,015,000)	(4.0)%

   * Less than 1%.

** The cost of sales percentage amounts represent the percentage of net sales of the applicable segment.

The following analysis provides information as to the results of our operations for the three month periods ended April 30, 2008 and 2007. As analyzed below, we reported net income of $1,555,000 for the three months ended April 30, 2008, or $0.14 per diluted share. For the three months ended April 30, 2007, we incurred a net loss of $2,015,000, or $(0.18) per share.

Net Sales. Net sales decreased by approximately 4.0% in the three months ended April 30, 2008 compared with the three months ended April 30, 2007 due to declines in the net sales of VLI and SMC partially offset by a 1.5% increase in the net sales of GPS.

The business of GPS represented 90.9% of consolidated net sales for the quarter ended April 30, 2008. This business represented 86.0% of consolidated net sales for the quarter ended April 30, 2007. The most significant customers of the power industry services business for the quarter ended April 30, 2008 were Renewable Bio-Fuels Port Neches LLC (“RBF”) and PG&E. The net sales for these two customers represented approximately 66.0% and 33.5% of the net sales of this business segment for the quarter ended April 30, 2008, and represented approximately 60.0% and 30.5% of our consolidated net sales for the current quarter, respectively. GPS is constructing two biofuels production facilities for RBF.

The most significant customers of the power industry services business for the quarter ended April 30, 2007 were Green Earth Fuels of Houston LLC, RBF, Altra Nebraska, LLC, the Connecticut Municipal Electrical Energy Cooperative and Roseville Energy Park. These projects represented the construction of an ethanol production facility, biofuels production facilities, a traditional gas-fired power plant and an electricity peaking facility. In total, GPS recognized approximately 84.7% of its net sales for the quarter ended April 30, 2007 under contracts with these customers. The net sales for these five customers represented approximately 26.5%, 17.3%, 16.6%, 14.3% and 10.0% of the Company’s consolidated net sales for the three months ended April 30, 2007, respectively.

Net sales of nutritional products were $2.4 million for the three months ended April 30, 2008, and represented 5.0% of consolidated net sales. Net sales of nutritional products were $4.9 million for the three months ended April 30, 2007. This amount represented 9.8% of consolidated net sales for the prior-year period. The decrease in net sales of nutritional products of $2.5 million, or 52%, primarily was due to the loss of several customers and declines in the sales of products to four of VLI’s five largest current customers.

Net sales of telecommunications infrastructure services were $2.0 million for the three months ended April 30, 2008 compared to $2.1 million for the three months ended April 30, 2007, representing a decrease in the net sales of telecommunications infrastructure services of approximately 6.1%. The net sales of telecommunications infrastructure services for the three months ended April 30, 2008 and 2007 were 4.1% and 4.2% of consolidated net sales for the corresponding periods, respectively. The reduction in the amount of work being conducted for Verizon has adversely affected the level of our business between years as described above. Substantially offsetting the significant decline in the Verizon business, net sales related to inside premises customers, including EDS, increased by approximately 42.5% for the three months ended April 30, 2008 compared with the corresponding three months of the prior year.

Cost of Sales. The cost of sales for the power industry services business of GPS decreased in the three months ended April 30, 2008 to $38.6 million from $43.2 million in the three months ended April 30, 2007, and the cost of sales as a percentage of corresponding net sales declined to 87.7% in the current quarter from 99.7% in first quarter of last year. These improvements were due primarily to the completion of the Roseville Energy Park project by the end of last year. Beginning in the first quarter of last year, the Company experienced an unexpected increase in costs related to this contract that was substantially completed as of January 31, 2008. Unexpected costs included labor productivity being below expectations and previous experience, labor rate increases due to overtime requirements to meet the completion date, equipment defects and engineering issues resulting in considerable rework and additional materials. The Company incurred a total loss of approximately $10,768,000 on this contract (all of which was recorded last year), including $5,145,000 that was recorded in the three months ended April 30, 2007.

Although the cost of sales for the nutritional products business of VLI decreased in the three month period ended April 30, 2008 to $2.3 million from $4.2 million in the three months ended April 30, 2007, the reduction in net sales between quarters increased the cost of sales percentage to 96.8% of net sales in the current quarter from a percentage of 84.2% in the corresponding quarter of the prior year. On an overall basis, raw material costs as a percentage of net sales have been maintained between quarters at a similar level. Direct labor and related manufacturing overhead costs have been reduced between quarters. However, the reductions have not occurred in proportion to the reduction in net sales.

Cost of sales for the telecommunication infrastructure services business of SMC decreased by $69,000, or approximately 3.7%, in the current quarter compared with the same quarter a year ago, but increased slightly as a percentage of corresponding net sales to 88.7% in the current quarter from 86.6% in the first quarter last year.

As a result of the improvement in the performance of GPS offset partially by the reduced profitability of the net sales of VLI, our overall gross profit increased to $5.7 million for the three months ended April 30, 2008 from $1.2 million for the three months ended April 30, 2007 and our gross profit percentage improved to 11.8% for the current quarter from a percentage of 2.3% in the corresponding period of the prior year.

Selling, General and Administrative Expenses. These costs decreased to $4,011,000 for the three months ended April 30, 2008 from $4,561,000 for the three months ended April 30, 2007, a reduction of $550,000, or 12.1%.

Amortization expense related to purchased intangible assets decreased by approximately $1,292,000 in the current quarter compared with the first quarter of last year as the amortization expense related to contractual and other customer relationships decreased between quarters by approximately $1,089,000. Most of this decrease was scheduled and attributable to backlog for construction contracts completed by GPS last year. In addition, the impairment losses recorded by VLI last year served to reduce its amortization expense related to customer relationships and the noncompete agreement prospectively, and the amortization of propriety formulas was completed last year.

Partially offsetting the favorable effects of the amortization expense reductions was an increase in corporate general and administrative expenses in the amount of $630,000 in the three months ended April 30, 2008 from the first quarter of last year due to increased stock option compensation expense, increased litigation costs, and increased other professional fees including tax accounting and SOX internal control-related compliance fees. Stock option compensation expense increased to $397,000 for the three months ended April 30, 2008 from $14,000 in the three months ended April 30, 2007 due to stock options granted to employees at GPS, new employees and our senior executives during the last year, and an increasing stock price.

Interest Income and Expense. We reported interest income of $504,000 for the three months ended April 30, 2008 compared to interest income of $633,000 for the three months ended April 30, 2007. During the current year, our cash balances are invested in liquid money-market type collective funds. Although favorable cash flow from operations during the past twelve months has been a primary reason for a large increase in the balance of our cash and cash equivalents, investment returns have declined as short-term interest rates have dropped substantially over the last year. Lower interest rates have contributed to the favorable reduction in interest expense to $120,000 for the current quarter from $204,000 in the corresponding quarter of last year as well as the overall reduction in the level of debt between quarters. Debt payments have reduced the total balance of debt (including current and noncurrent portions) to approximately $6.1 million at April 30, 2008 from approximately $8.7 million at April 30, 2007.

Income Tax Expense and Benefit. For the three months ended April 30, 2008, we incurred income tax expense of $551,000 reflecting an effective income tax rate of 26.2%. The effective tax rate for the current quarter differs from the expected federal income tax rate of 34% due primarily to the domestic manufacturing deduction, which is treated as a permanent difference for income tax accounting purposes, and a credit to the deferred tax provision in the approximate amount of $116,000 reflecting the effect of the change in state rate rates applied to our deferred tax items. For the three months ended April 30, 2007, the income tax benefit recorded against the net loss was $939,000, reflecting an effective interest rate of 31.8%.

Liquidity and Capital Resources as of April 30, 2008

Cash and cash equivalents were approximately $66.6 million as of April 30, 2008 compared to $66.8 million as of January 31, 2008. We also have an available balance of $4.3 million under our revolving line of credit financing arrangement with our bank. The Company’s consolidated working capital increased during the current quarter from approximately $16.5 million as of January 31, 2008 to approximately $18.3 million as of April 30, 2008. During the three months ended April 30, 2008, we reached agreement with the bank extending the availability of the revolving line of credit to May 2010.

Net cash provided by operations for the three months ended April 30, 2008 was approximately $2,511,000. For the three months ended April 30, 2007, despite a net loss of $2.0 million, net cash provided by operations was $7.4 million. In the prior year, a reduction in unbilled contract receivables and an increase in billings in excess of contract revenues combined to provide approximately $9.9 million in cash in the three months ended April 30, 2007. In addition, the net amount of non-cash expenses in the period, including the amortization of purchased intangible assets, was approximately $1.5 million.

For the three months ended April 30, 2008, we reported net income of approximately $1.6 million and our net non-cash expenses were approximately $610,000. In addition, cash in the amount of $4.1 million was released from escrow accounts as described in Note 2 to the condensed consolidated financial statements. Cash was used during the current quarter to reduce accounts payable and accrued expenses by $1.4 million, primarily at GPS. Cash of approximately $1.3 million was used during the current quarter in connection with increases in accounts receivable, earnings in excess of billings, inventories and prepaid expenses and other assets. In addition, billings in excess of contract revenues declined by $1.1 million during the current quarter.

During the three months ended April 30, 2008, investing activities consisted of the payment of $2,000,000 in contingent acquisition price to the former owners of GPS (see Note 2 to the condensed consolidated financial statements) and the purchase of equipment for $117,000. Last year, net cash of $476,000 was provided by investing activities as the sale of investments and equipment provided cash proceeds of $576,000 and we used $100,000 in the purchase of new equipment.

Net cash of $576,000 was used in financing activities during the three months ended April 30, 2008 as we made debt principal payments of $646,000 but received cash proceeds of $70,000 in connection with the sale of common stock pursuant to the exercise of stock options and warrants.

The financing arrangements with our bank provide for the measurement at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period) of certain financial covenants, determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At the end of the fiscal year and at the end of the most recent fiscal quarter, the Company was in compliance with each of these financial covenants. The Bank’s consent is required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements.

The amended financing arrangement contains an acceleration clause which allows the bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance does not result in compliance with any of its financial covenants, or if the bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the bank would not exercise its rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable.

We believe that cash on hand, cash generated from the Company’s future operations and funds available under the Company’s line of credit will be adequate to meet our future operating cash needs. Any future acquisition, or other significant unplanned cost or cash requirement may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

We present Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to provide investors with a supplemental measure of our operating performance. The following table shows our calculations of EBITDA for the three months ended April 30, 2008 and 2007:

	Three Months Ended April 30,
	2008	2007
Net income (loss), as reported	$1,555,000	$(2,015,000)
Interest expense	120,000	204,000
Income tax expense (benefit)	551,000	(939,000)
Amortization of purchased intangible assets	772,000	2,064,000
Depreciation and other amortization	339,000	324,000
Stock option compensation expense	397,000	14,000
EBITDA	$3,734,000	$(348,000)

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

Seasonality

The Company's telecommunications infrastructure service operations may have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality may be due to the effect of winter weather on construction and outside plant activities as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Nor required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of April 30, 2008. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

1)
On March 22, 2005, WFC filed a civil action against the Company and its executive officers. The suit was filed in the Superior Court of the State of California for the County of Los Angeles. WFC purchased the capital stock of the Company's wholly-owned subsidiary, Puroflow Incorporated, pursuant to the terms of the Stock Purchase Agreement dated October 31, 2003. WFC alleged that the Company and its executive officers breached the Stock Purchase Agreement between WFC and the Company and engaged in misrepresentations and negligent conduct with respect to the Stock Purchase Agreement. WFC sought declaratory relief, compensatory and punitive damages in an amount to be proven at trial as well as the recovery of attorney's fees. This action was removed to the United States District Court for the Central District of California. The Company and its officers deny that any breach of contract or that any misrepresentations or negligence occurred on their part.

This case was scheduled for trial on April 10, 2007. On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC appealed the District Court’s decision. The parties filed their appellate briefs with oral arguments scheduled for June 3, 2008. The Company intends to continue to defend vigorously the appeal of this litigation.

2)
On August 27, 2007, Kevin Thomas, the former owner of VLI, filed a lawsuit against the Company, VLI and the Company’s Chief Executive Officer (the “CEO”) in the Circuit Court of Florida for Collier County. The Company acquired VLI by way of merger on August 31, 2004. Mr. Thomas alleges that the Company, VLI and the CEO breached various agreements regarding his compensation and employment package that arose from the acquisition of VLI. Mr. Thomas has alleged contractual and tort-based claims arising from his compensation and employment agreements and seeks rescission of his covenant not to compete against VLI. The Company, VLI and the CEO deny that any breach of contract or tortious conduct occurred on their part. The Company and VLI have also asserted four counterclaims against Mr. Thomas for breach of the merger agreement, breach of his employment contract, breach of fiduciary duty and tortious interference with contractual relations for the violation of his non-solicitation, confidentiality and non-compete obligations after he left VLI (the “VLI Merger Litigation”). The Company intends to vigorously defend this lawsuit and prosecute its counterclaims.

3)
On March 4, 2008, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in the Circuit Court of Florida for Collier County. VFI, which is owned by Kevin Thomas, supplied VLI with certain organic raw materials used in the manufacture of VLI products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI's customers. VLI and its president filed their Answer and Affirmative Defenses on May 8, 2008. VLI and its president deny that VLI breached any contract or that its president defamed VFI. The defendants intend to continue to vigorously defend this lawsuit.

4)
On March 4, 2008, Mr. Thomas filed a lawsuit against VLI's president in the Circuit Court of Florida for Collier County. Mr. Thomas has filed this new lawsuit against VLI’s president for defamation. Mr. Thomas alleges that VLI’s president made false statements to third-parties regarding Mr. Thomas' conduct that is the subject of counterclaims by the Company and VLI in the VLI Merger Litigation discussed above and that these statements have caused damage to his business reputation. VLI’s president filed his answer with the court on May 8, 2008 denying that he defamed Mr. Thomas. He intends to continue to vigorously defend this lawsuit.

In the normal course of business, the Company has pending claims and legal proceedings. It is our opinion, based on information available at this time, that none of the other current claims and proceedings will have a material effect on our condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, and potential fluctuations in quarterly operating results, among other risks. Before investing in our securities, please consider the risks summarized in this paragraph and those risks described in our Annual Report on Form 10-K for the year ended January 31, 2008 (our “2008 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. These documents are available free of charge from the SEC or from our corporate headquarters. Access to these documents is also available on our website. For more information about us and the announcements we make from time to time, you may visit our website at www.arganinc.com.

Our 2008 Annual Report, under Item 1A entitled “Risk Factors” includes an expanded discussion of our risk factors. There have been no material revisions to the risk factors that are described therein.

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

ARGAN, INC.

June 12, 2008	By:	/s/ Rainer Bosselmann
Rainer Bosselmann Chairman of the Board and Chief Executive Officer

June 12, 2008	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Senior Vice President, Chief Financial Officer and Secretary