Form 10-Q
period 2008-07-31
ARGAN INC
filed 2008-09-12
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2008

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.15 par value, 13,415,451 shares at September 2, 2008.

ARGAN, INC. AND SUBSIDIARIES

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(unaudited)

	July 31,	January 31,
	2008	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$104,001,000	$66,827,000
Escrowed cash	10,312,000	14,398,000
Accounts receivable, net of allowance for doubtful accounts	22,806,000	30,481,000
Inventories, net of reserve for obsolescence	2,662,000	2,808,000
Current deferred tax assets	1,120,000	406,000
Prepaid expenses and other current assets	2,045,000	1,330,000
TOTAL CURRENT ASSETS	142,946,000	116,250,000
Property and equipment, net of accumulated depreciation	1,492,000	2,892,000
Goodwill	19,416,000	20,337,000
Other intangible assets, net of accumulated amortization	4,036,000	5,296,000
Investment in unconsolidated subsidiary	435,000	—
Deferred tax assets	1,478,000	828,000
Other assets	192,000	260,000
TOTAL ASSETS	$169,995,000	$145,863,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$44,356,000	$35,483,000
Accrued expenses	7,330,000	9,370,000
Billings in excess of cost and earnings	41,988,000	52,313,000
Current portion of long-term debt	2,548,000	2,581,000
TOTAL CURRENT LIABILITIES	96,222,000	99,747,000
Long-term debt	2,875,000	4,134,000
Other liabilities	75,000	116,000
TOTAL LIABILITIES	99,172,000	103,997,000

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share; 30,000,000 shares authorized; 13,413,684 and 11,113,534 shares issued and 13,410,451 and 11,110,301 shares outstanding at 7/31/08 and 1/31/08, respectively	2,011,000	1,667,000
Warrants outstanding	790,000	834,000
Additional paid-in capital	84,113,000	57,861,000
Accumulated other comprehensive loss	(63,000)	(107,000)
Accumulated deficit	(15,995,000)	(18,356,000)
Treasury stock, at cost; 3,233 shares at 7/31/08 and 1/31/08	(33,000)	(33,000)
TOTAL STOCKHOLDERS' EQUITY	70,823,000	41,866,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$169,995,000	$145,863,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net revenues
Power industry services	$70,639,000	$45,599,000	$114,647,000	$88,953,000
Nutritional products	2,226,000	5,036,000	4,625,000	9,985,000
Telecommunications infrastructure services	2,233,000	2,502,000	4,232,000	4,631,000
Net revenues	75,098,000	53,137,000	123,504,000	103,569,000
Cost of revenues
Power industry services	63,108,000	40,590,000	101,684,000	83,835,000
Nutritional products	2,395,000	4,122,000	4,718,000	8,288,000
Telecommunications infrastructure services	1,875,000	1,858,000	3,649,000	3,701,000
Cost of revenues	67,378,000	46,570,000	110,051,000	95,824,000
Gross profit	7,720,000	6,567,000	13,453,000	7,745,000

Selling, general and administrative expenses	4,016,000	4,773,000	8,027,000	9,334,000
Impairment losses of Vitarich Laboratories, Inc.	1,946,000	—	1,946,000	—
Income (loss) from operations	1,758,000	1,794,000	3,480,000	(1,589,000)

Interest expense	(108,000)	(185,000)	(228,000)	(378,000)
Interest income	432,000	657,000	936,000	1,279,000
Equity in the net loss of unconsolidated subsidiary	(165,000)	—	(165,000)	—
Income (loss) from operations before
income taxes	1,917,000	2,266,000	4,023,000	(688,000)
Income tax (expense) benefit	(1,111,000)	(932,000)	(1,662,000)	7,000
Net income (loss)	$806,000	$1,334,000	$2,361,000	$(681,000)

Earnings per share:
Basic	$0.07	$0.12	$0.21	$(0.06)
Diluted	$0.07	$0.12	$0.20	$(0.06)
Weighted average number of shares outstanding:
Basic	11,860,000	11,094,000	11,493,000	11,094,000
Diluted	12,226,000	11,196,000	11,854,000	11,094,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,361,000	$(681,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Impairment losses	1,946,000	—
Amortization of purchased intangibles	1,174,000	4,089,000
Depreciation and other amortization	683,000	644,000
Deferred income taxes	(1,501,000)	(1,411,000)
Non-cash stock option compensation expense	788,000	100,000
Equity in net loss of unconsolidated subsidiary	165,000	—
Other	274,000	150,000
Changes in operating assets and liabilities:
Escrowed cash	4,086,000	(3,000)
Accounts receivable, net	7,737,000	(7,270,000)
Estimated earnings in excess of billings	(56,000)	8,084,000
Inventories, net	(25,000)	(147,000)
Prepaid expenses and other assets	(715,000)	(869,000)
Accounts payable and accrued expenses	9,115,000	(10,233,000)
Billings in excess of cost and earnings	(10,325,000)	30,518,000
Other	(1,000)	4,000
Net cash provided by operating activities	15,706,000	22,975,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of contingent acquisition price	(2,000,000)	—
Investment in unconsolidated subsidiary	(600,000)	—
Purchases of property and equipment, net	(259,000)	(206,000)
Proceeds from sale of investments	—	2,272,000
Net cash (used in) provided by investing activities	(2,859,000)	2,066,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the private placement sale of common stock	24,982,000	—
Proceeds from the exercise of stock options and warrants	637,000	—
Principal payments on long-term debt	(1,292,000)	(1,294,000)
Net cash provided by (used in) financing activities	24,327,000	(1,294,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	37,174,000	23,747,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,827,000	25,393,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$104,001,000	$49,140,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes as follows:
Interest	$228,000	$729,000
Income taxes	$3,390,000	$2,700,000
Non-cash investing and financing activities are as follows:
Net (increase) decrease in the fair value of interest rate swaps	$(44 ,000)	$9,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2008
(unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

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

In June 2008, the Company announced that GPS entered into a business partnership with Invenergy Wind Management LLC, for the design and construction of wind farms located in the United States and Canada. The partners each own 50% of a new company, Gemma Renewable Power, LLC (“GRP”). The Company expects that GRP will provide engineering, procurement and construction services for new wind farms generating electrical power including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades. The new venture also plans to offer ongoing maintenance services to the wind farms.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Argan and its wholly-owned subsidiaries. The Company’s fiscal year ends on January 31. The results of companies acquired during a reporting period are included in the consolidated financial statements from the effective date of the acquisition. All significant inter-company balances and transactions have been eliminated in consolidation. As discussed in Note 7, the Company accounts for its investment in GRP using the equity method.

The condensed consolidated balance sheet as of July 31, 2008, the condensed consolidated statements of operations for the three and six months ended July 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the six months ended July 31, 2008 and 2007 are unaudited. The condensed consolidated balance sheet as of January 31, 2008 has been derived from audited financial statements. Certain comparative amounts have been reclassified to conform with the presentation in the condensed consolidated financial statements for the current periods. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2008 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2008.

Recently Issued Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the “GAAP Hierarchy”) and mandates that the GAAP Hierarchy reside in the accounting literature as opposed to the audit literature. This pronouncement will become effective 60 days following approval by the SEC. The Company does not believe this pronouncement will impact its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” (“SFAS No. 142”) and intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement of Financial Accounting Standards No. 141R (see description below) and other U.S. generally accepted accounting principles. This FSP is effective for the Company’s interim and annual financial statements beginning in the fiscal year ending January 31, 2010. The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about an entity’s derivative and hedging activities with the intent of improving the transparency of financing reporting as the use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Currently, the Company uses interest rate swap agreements to hedge the risks related to the variable interest paid on its term loans. The current effects of the Company’s hedging activities are not significant to its consolidated financial statements. However, the new standard will require the Company to provide an enhanced understanding of 1) how and why it uses derivative instruments, 2) how it accounts for derivative instruments and the related hedged items, and 3) how derivatives and related hedged items affect its financial position, financial performance and cash flows. Adoption of this new accounting standard will first be required for the Company’s consolidated financial statements covering the quarter ending April 30, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”). SFAS No. 141R replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141(R) will be effective for the Company for business combinations occurring subsequent to January 31, 2009. The accounting for future acquisitions, if any, may be affected by certain new requirements of this pronouncement that will be evaluated by the Company at that time.

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

In 2003, Argan completed the sale of Puroflow Incorporated, a wholly-owned subsidiary, to Western Filter Corporation (“WFC”). Proceeds in the amount of $300,000 are currently being held in escrow, and were included in the condensed consolidated balance sheets at July 31, 2008 and January 31, 2008, to indemnify WFC from any damages resulting from any breach of representations and warranties under the stock purchase agreement (see Note 14).

For certain construction projects, cash may be held in escrow as a substitute for retainage. Cash held in escrow for retainage at January 31, 2008 in the amount of approximately $2.1 million related to a completed project was released and paid to the Company in the first quarter of the current fiscal year.

NOTE 3 - ACCOUNTS RECEIVABLE AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Accounts receivable and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billing to customers under construction-type contracts varies based on individual contracts and often differs from the period in which revenue is recognized. The amounts of estimated earnings in excess of billings included in the condensed consolidated balance sheets at July 31, 2008 and January 31, 2008 were $298,000 and $242,000, respectively, and were expected to be billed and collected in the normal course of business. Retainages included in accounts receivable represent amounts withheld by construction customers until a defined phase of a contract or project has been completed and accepted by the customer. Retainage amounts included in accounts receivable were approximately $3.0 million and $5.6 million at July 31, 2008 and January 31, 2008, respectively. The length of retainage periods may vary, but they are typically between six months and two years.

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to vary by customer due to the different financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its current accounts receivable. The Company’s allowance for doubtful accounts amounts at July 31, 2008 and January 31, 2008 were $36,000 and $70,000, respectively. The Company incurred bad debt expense of $58,000 for the six months ended July 31, 2007, and had bad debt recoveries of $91,000, $17,000 and $6,000 for the three months ended July 31, 2008 and 2007, and the six months ended July 31, 2008, respectively. These amounts were reflected in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market (i.e., net realizable value). Cost is determined on the first-in first-out (FIFO) method and includes material, labor and overhead costs. Fixed overhead is allocated to inventory based on the normal capacity of the Company’s production facilities. Any costs related to idle facilities, excess spoilage, excess freight or re-handling are expensed currently as period costs. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors (i.e. - lot expiration dates, the ability to recertify or test for extended expiration dates, the number of products that can be produced using the available raw materials and the market acceptance or regulatory issues surrounding certain materials) in evaluating net realizable value. The Company’s provision amounts expensed for inventory obsolescence were approximately $103,000 and $56,000, respectively, during the three months ended July 31, 2008 and 2007, and were approximately $171,000 and $92,000, respectively, during the six months ended July 31, 2008 and 2007.

Inventories consisted of the following amounts at July 31, 2008 and January 31, 2008:

	July 31, 2008	January 31, 2008
Raw materials	$2,755,000	$2,846,000
Work-in process	37,000	43,000
Finished goods	150,000	144,000
Less: reserves	(280,000)	(225,000)
Inventories, net	$2,662,000	$2,808,000

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. Depreciation expense amounts for property and equipment, including assets under capital leases, were approximately $308,000 and $280,000, respectively, for the three months ended July 31, 2008 and 2007, and were approximately $611,000 and $560,000, respectively, for the six months ended July 31, 2008 and 2007. The costs of maintenance and repairs (totaling approximately $138,000 and $247,000 for the three and six months ended July 31, 2008) are expensed as incurred. Such costs were approximately $138,000 and $258,000, respectively, for the three and six months ended July 31, 2007. Major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. During the three months ended July 31, 2008, the Company recorded an impairment loss in the amount of $939,000 related to the fixed assets of VLI as described in Note 6.

Property and equipment at July 31, 2008 and January 31, 2008 consisted of the following:

	July 31, 2008	January 31, 2008
Leasehold improvements	$829,000	$1,051,000
Machinery and equipment	2,869,000	3,778,000
Trucks and other vehicles	1,293,000	1,263,000
	4,991,000	6,092,000
Less – accumulated depreciation	(3,499,000)	(3,200,000)
Property and equipment, net	$1,492,000	$2,892,000

NOTE 6 - INTANGIBLE ASSETS

In connection with the acquisitions of GPS, VLI and SMC, the Company recorded goodwill and other purchased intangible assets including contractual and other customer relationships, proprietary formulas, non-compete agreements and trade names. In accordance with FASB Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets,” the Company reviews for impairment, at least annually, the carrying values of goodwill and other purchased intangible assets deemed to have an indefinite life. The Company tests for impairment of goodwill and these other intangible assets more frequently if events or changes in circumstances indicate that the asset value might be impaired. Long-lived assets, including purchased intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

During the three months ended July 31, 2008, VLI continued to report operating results that were below expected results. The loss of major customers and the reduction in the amounts of orders received from currently major customers have caused net revenues to continue to decline and this business to operate at a loss. Accordingly, during the current quarter, we conducted analyses in order to determine whether additional impairment losses have occurred related to the goodwill and the long-lived assets of VLI. The assessment analyses indicated that the carrying value of the business exceeded its fair value, that the carrying values of VLI’s long-lived assets were not recoverable and that the carrying values of the long-lived assets exceeded their corresponding fair values. As a result, VLI recorded impairment losses related to goodwill, other purchased intangible assets, and fixed assets in the amounts of $921,000, $86,000 and $939,000, respectively, that were included in the condensed consolidated statements of operations for the three and six months ended July 31, 2008.

The Company’s intangible assets consisted of the following at July 31, 2008 and January 31, 2008:

		July 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	January 31, 2008 Net Amount
Intangible assets being amortized:
Contractual customer relationships - VLI and SMC	5-7 years	$2,190,000	$1,988 ,000	$202,000	$379,000
Customer relationships - GPS	1-2 years	6,678,000	6,678,000	—	904,000
Proprietary formulas - VLI	3 years	1,813,000	1,813,000	—	—
Non-compete agreements - GPS and VLI	5 years	1,731,000	1,365,000	366,000	424,000
Trade name - GPS	15 years	3,643,000	399,000	3,244,000	3,365,000
Intangible assets not being amortized:
Trade name - SMC	Indefinite	224,000	—	224,000	224,000
Total other intangible assets		$16,279,000	$12,243,000	$4,036,000	$5,296,000

Goodwill	Indefinite	$19,416,000	$—	$19,416,000	$20,337,000

Amortization expense totaling $402,000 for the three months ended July 31, 2008, consisted of $313,000, $61,000 and $28,000 for contractual customer relationships, the trade name and non-compete agreements, respectively. Amortization expense totaling $2,025,000 for the three months ended July 31, 2007, consisted of $1,733,000, $116,000, $115,000 and $61,000 for contractual customer relationships, non-compete agreements, proprietary formulas and the trade name, respectively.

Amortization expense totaling $1,174,000 for the six months ended July 31, 2008, consisted of $995,000, $122,000 and $57,000 for contractual customer relationships, the trade name and non-compete agreements, respectively. Amortization expense totaling $4,089,000 for the six months ended July 31, 2007, consisted of $3,505,000, $232,000, $230,000 and $122,000 for contractual customer relationships, non-compete agreements, proprietary formulas, and the trade name, respectively.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

In June 2008, the Company announced that GPS had entered into a business partnership with Invenergy Wind Management LLC for the design and construction of wind-energy farms located in the United States and Canada. The business partners each own 50% of a new company, Gemma Renewable Power, LLC (“GRP”). The Company expects that GRP will provide engineering, procurement and construction services for new wind farms generating electrical power including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades. It is anticipated that the new venture shall also assist with some of the ongoing maintenance of the wind farms. In connection with the formation of GRP, each partner made cash investments totaling $600,000 during the current quarter. Pursuant to the formation agreement, each partner is obligated to make additional cash contributions of $2.4 million by September 15, 2008.

The Company accounts for its investment in GRP using the equity method. Under this method, the Company records its proportionate share of GRP’s net income or loss based on the most recent available quarterly financial statements. As GRP follows a calendar year basis of financial reporting, the Company’s results of operations for the three and six months ended July 31, 2008 included the Company’s share of GRP's net loss from the date of formation (May 27, 2008) through June 30, 2008; the Company’s share of the net loss for this period was approximately $165,000. The net investment in GRP was included in the Company’s condensed consolidated balance sheet at July 31, 2008 in the amount of $435,000.

During the start-up period of this business and under an agreement with GRP, GPS is incurring certain reimbursable costs on behalf of GRP. In addition, GPS provides certain administrative and accounting services for GRP. The amount of such reimbursable costs in the three months ended July 31, 2008 was approximately $539,000. At July 31, 2008, the unpaid portion of this amount, approximately $141,000, was included in prepaid expenses and other current assets in the condensed consolidated balance sheet.

NOTE 8 - DEBT

The Company has financing arrangements with the Bank including an amended 3-year term loan for VLI in the amount of $1.4 million which bears interest at LIBOR (2.46% at July 31, 2008) plus 3.25%; a 4-year term loan in the amount of $8.0 million which bears interest at LIBOR plus 3.25%, the proceeds from which were used to acquire GPS; and a revolving loan with a maximum borrowing amount of $4.25 million available until May 31, 2010, with interest at LIBOR plus 3.25%. The outstanding principal amounts of the VLI and GPS loans were $542,000 and $4,833,000, respectively, as of July 31, 2008; no borrowed amounts were outstanding under the revolving loan as of July 31, 2008.

The financing arrangements with the Bank require compliance with certain financial covenants at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period), including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt due and payable. At July 31, 2008 and January 31, 2008, the Company was in compliance with the covenants of its amended financing arrangements.

During the year ended January 31, 2007, the Company entered into interest rate swap agreements as cash flow hedges related to the VLI and GPS loans with a total initial notional amount of $5,125,000 and terms of three years. Under the swap agreements, the Company receives a floating rate based on the LIBOR interest rate and pays fixed rates; the Company’s weighted-average fixed rate related to its interest rate swap agreements is 5.22%. At July 31, 2008 and January 31, 2008, the Company’s consolidated balance sheets included liabilities in the amounts of $63,000 and $107,000, respectively, in order to recognize the fair value of the interest rate swaps; these amounts were included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Total interest expense amounts related to the VLI and GPS loans were $106,000 and $180,000 for the three months ended July 31, 2008 and 2007, respectively, and were $225,000 and $368,000 for the six months ended July 31, 2008 and 2007, respectively.

The Company may obtain standby letters of credit from the Bank in the ordinary course of business in amounts not to exceed $10.0 million in the aggregate. On December 11, 2006, the Company pledged $10.0 million in cash to the Bank in order to secure a standby letter of credit that was issued by the Bank for the benefit of Travelers Casualty and Surety Company of America in connection with the bonding facility provided to GPS.

NOTE 9 – PRIVATE PLACEMENT OF COMMON STOCK

In July 2008, the Company completed a private placement sale of 2.2 million shares of common stock to investors at a price of $12.00 per share that provided net proceeds of approximately $25 million. It is expected that the proceeds will provide resources to support GPS’s cash requirements relating to the new wind-power energy subsidiary described in Note 7 and will make available additional collateral to support the bonding requirements associated with future energy plant construction projects.

Allen & Company LLC (“Allen”) served as placement agent for the stock offering and was paid a fee of approximately $1.3 million for their services by the Company. One of the members of our Board of Directors is a managing director of Allen.

NOTE 10 - STOCK-BASED COMPENSATION

The Company has a stock option plan which was established in August 2001 (the “Option Plan”). Under the Option Plan, the Company’s Board of Directors may grant stock options to officers, directors and key employees. Stock options granted may be incentive stock options or nonqualified stock options. Currently, the Company is authorized to grant options for up to 1,150,000 shares of the Company’s common stock, including 500,000 shares that were authorized for award at the Company’s Annual Meeting for Stockholders held in June 2008.

A summary of stock option activity under the Option Plan during the six months ended July 31, 2008 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Fair Value
Outstanding, January 31, 2008	426,000	$6.07
Granted	120,000	$12.05
Exercised	(88,000)	$6.14
Forfeited or expired	(1,000)	$7.87
Outstanding, July 31, 2008	457,000	$7.62	7.6	$4.35
Exercisable, July 31, 2008	232,000	$4.19	6.2	$2.40
Exercisable, January 31, 2008	235,000	$4.16	6.9	$2.19

The weighted-average grant date fair value amount per share for stock options awarded during the six months ended July 31, 2008 was $6.68.

Compensation expense amounts relating to vesting stock options were $391,000 and $86,000, respectively, in the three months ended July 31, 2008 and 2007 and were $788,000 and $100,000, respectively, in the six months ended July 31, 2008 and 2007. At July 31, 2008, there was $625,000 unrecognized compensation cost related to stock options granted under the Option Plan. The end of the period over which the compensation expense for these awards is expected to be recognized is June 2009. The total intrinsic value of the stock options exercised during the six months ended July 31, 2008 was approximately $798,000. The aggregate intrinsic value amount for exercisable stock options at July 31, 2008 was approximately $2,851,000.

The fair value of each stock option granted in the six months ended July 31, 2008 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Six Months Ended July 31, 2008
Dividend yield	—
Expected volatility	61%
Risk-free interest rate	4.00%
Expected life in years	5

The Company also has outstanding warrants to purchase 214,000 shares of the Company’s common stock as of July 31, 2008, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003 to three individuals who became the executive officers of the Company upon completion of the offering and also to an investment advisory firm. A director of the Company is the chief executive officer of the investment advisory firm. The fair value of the issued warrants of $849,000 was recognized as offering costs. All warrants are exercisable and expire in April 2013.

At July 31, 2008, there were 1,257,000 shares of the Company’s common stock available for issuance upon the exercise of stock options and warrants, including 587,000 shares of the Company’s common stock available for award under the Option Plan.

NOTE 11 - NET INCOME (LOSS) PER SHARE

Basic income per share amounts for the three and six months ended July 31, 2008, and the three months ended July 31, 2007, were computed by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted income per share was computed by dividing net income by the weighted average number of common shares outstanding during the period plus 366,000, 361,000 and 102,000 shares representing the total dilutive effects of outstanding stock options and warrants for the three and six months ended July 31, 2008, and the three months ended July 31, 2007, respectively.

Basic loss per share for the six months ended July 31, 2007 was calculated by dividing the net loss for the period by the weighted average number of common shares outstanding for the applicable period. Common stock equivalents, including stock options and warrants, were not considered because the effect of their inclusion would be anti-dilutive.

NOTE 12 - INCOME TAXES

The Company’s income tax (expense) benefit for the six months ended July 31, 2008 and 2007 differs from the expected income tax (expense) benefit computed by applying the U.S. Federal corporate income tax rate of 34% to the income (loss) from operations before income taxes as shown in the table below. For the six months ended July 31, 2008, the unfavorable tax effect of permanent items relates primarily to the impairment loss recorded in the current year related to the goodwill of VLI. This impairment loss is not deductible for income tax reporting purposes.

	2008	2007
Computed expected income tax (expense) benefit	$(1,368,000)	$234,000
State income taxes, net	(150,000)	(203,000)
Permanent differences	(144,000)	(24,000)
	$(1,662,000)	$7,000

As of July 31, 2008 and January 31, 2008, accrued expenses included income tax amounts currently payable of approximately $498,000 and $1,003,000, respectively.

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

NOTE 13 - TERMINATED CONSTRUCTION CONTRACT

Under the terms of an amended agreement with a customer covering the engineering, procurement and construction of an ethanol production facility (the “EPC Agreement”), March 19, 2008 was the deadline for the customer to obtain financing for the completion of the project. Financing was not obtained and the EPC Agreement was terminated. GPS continues to cooperate with the customer in its efforts to obtain financing. GPS is uncertain as to the ultimate resolution of this matter. As of July 31, 2008 and January 31, 2008, the Company’s consolidated balance sheets included assets and liabilities related to the terminated construction contract. The Company has classified these assets and liabilities as current assets and current liabilities in the accompanying condensed consolidated balance sheets due to the expectation that the assets will be realized and the liabilities will be extinguished. Although cash may be required to make payment on accounts payable to project subcontractors that are included in the condensed consolidated balance sheet at July 31, 2008, GPS does not anticipate any losses to arise from the resolution of this EPC Agreement. No net revenues were recorded in the six months ended July 31, 2008 related to this project.

NOTE 14 - LEGAL CONTINGENCIES

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

This case was scheduled for trial on April 10, 2007. On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC appealed the District Court’s decision. The parties filed their appellate briefs and oral arguments occurred on June 3, 2008. On August 25, 2008, the Ninth Circuit Court of Appeals reversed the summary judgment decision and remanded the case back to the District Court.

The Company has reviewed WFC’s claims and continues to believe that they are without merit. The Company intends to continue vigorously defending this litigation. It is possible, however, that the ultimate resolution of the WFC litigation could result in a material adverse effect on the results of operations of the Company for a particular future reporting period. The Company’s condensed consolidated balance sheet at July 31, 2008 included an amount in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed in connection with the completion of this litigation.

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

Although the Company has reviewed the claims of Mr. Thomas and believes that they are without merit, the Company’s condensed consolidated balance sheet at July 31, 2008 included an amount in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed in connection with this matter. It is possible however, that the ultimate resolution of the litigation with Mr. Thomas could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.

On March 4, 2008, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in the Circuit Court of Florida for Collier County. VFI, which is owned by Kevin Thomas, supplied VLI with certain organic raw materials used in the manufacture of VLI products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI's customers. VLI and its president filed their Answer and Affirmative Defenses on May 8, 2008. VLI and its president deny that VLI breached any contract or that its president defamed VFI. The defendants intend to continue to vigorously defend this lawsuit. The Company’s condensed consolidated balance sheet at July 31, 2008 included an amount in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed in connection with this matter.

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

NOTE 15 - RELATED PARTY TRANSACTIONS

The Company leased administrative, manufacturing and warehouse facilities for VLI from an individual who was the former officer and shareholder of VLI. The lease costs through March 2007, the date of his employment termination, were considered related party expenses. The total prior year expense amount under this arrangement of $45,000 was recorded in the quarter ended April 30, 2007.

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

The Company also sold its products in the normal course of business to an entity in which the former shareholder of VLI had an ownership interest. VLI had approximately $117,000 in prior year net revenues related to this entity through the aforementioned termination in March 2007 which were recorded in the quarter ended April 30, 2007; this amount was collected.

NOTE 16 - SEGMENT REPORTING AND MAJOR CUSTOMERS

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

The following business segment information is presented for the three and six months ended July 31, 2008 and 2007, except for total assets and goodwill which amounts are presented as of those dates:

Three Months Ended July 31, 2008	Power Industry Services	Nutritional Products	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$70,639,000	$2,226,000	$2,233,000	—	$75,098,000
Cost of revenues	63,108,000	2,395,000	1,875,000	—	67,378,000
Gross profit	7,531,000	(169,000)	358,000	—	7,720,000
Selling, general and administrative expenses	1,579,000	799,000	408,000	1,230,000	4,016,000
Impairment losses of VLI	—	1,946,000	—	—	1,946,000
Income (loss) from operations	5,952,000	(2,914,000)	(50,000)	(1,230,000)	1,758,000
Interest expense	(92,000)	(16,000)	—	—	(108,000)
Interest income	390,000	—	—	42,000	432,000
Equity in the net loss of unconsolidated subsidiary	(165,000)	—	—	—	(165,000)
Income (loss) before income taxes	$6,085,000	$(2,930,000)	$(50,000)	$(1,188,000)	1,917,000
Income tax expense					(1,111,000)
Net income					$806,000
Amortization of purchased intangibles	$355,000	$21,000	$26,000	$—	$402,000
Depreciation and other amortization	$51,000	$149,000	$141,000	$3,000	$344,000
Goodwill	$18,476,000	$—	$940,000	$—	$19,416,000
Total assets	$130,399,000	$4,980,000	$4,243,000	$30,373,000	$169,995,000
Fixed asset additions	$40,000	$75,000	$31,000	$—	$146,000

Three Months Ended July 31, 2007	Power Industry Services	Nutritional Products	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$45,599,000	$5,036,000	$2,502,000	$—	$53,137,000
Cost of revenues	40,590,000	4,122,000	1,858,000	—	46,570,000
Gross profit	5,009,000	914,000	644,000	—	6,567,000
Selling, general and administrative expenses	2,553,000	1,015,000	340,000	865,000	4,773,000
Income (loss) from operations	2,456,000	(101,000)	304,000	(865,000)	1,794,000
Interest expense	(155,000)	(30,000)	—	—	(185,000)
Interest income	657,000	—	—	—	657,000
Income (loss) before income taxes	$2,958,000	$(131,000)	$304,000	$(865,000)	2,266,000
Income tax expense					(932,000)
Net income					$1,334,000
Amortization of purchased intangibles	$1,695,000	$304,000	$26,000	$—	$2,025,000
Depreciation and other amortization	$41,000	$149,000	$126,000	$4,000	$320,000
Goodwill	$16,476,000	$6,565,000	$940,000	$—	$23,981,000
Total assets	$116,531,000	$14,850,000	$4,484,000	$2,689,000	$138,554,000
Fixed asset additions	$—	$39,000	$85,000	$—	$124,000

Six Months Ended July 31, 2008	Power Industry Services	Nutritional Products	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$114,647,000	$4,625,000	$4,232,000	—	$123,504,000
Cost of revenues	101,684,000	4,718,000	3,649,000	—	110,051,000
Gross profit	12,963,000	(93,000)	583,000	—	13,453,000
Selling, general and administrative expenses	3,420,000	1,515,000	751,000	2,341,000	8,027,000
Impairment losses of VLI	—	1,946,000	—	—	1,946,000
Income (loss) from operations	9,543,000	(3,554,000)	(168,000)	(2,341,000)	3,480,000
Interest expense	(195,000)	(33,000)	—	—	(228,000)
Interest income	894,000	—	—	42,000	936,000
Equity in the net loss of unconsolidated subsidiary	(165,000)	—	—	—	(165,000)
Income (loss) before income taxes	$10,077,000	$(3,587,000)	$(168,000)	$(2,299,000)	4,023,000
Income tax expense					(1,662,000)
Net income					$2,361,000
Amortization of purchased intangibles	$1,079,000	$43,000	$52,000	$—	$1,174,000
Depreciation and other amortization	$99,000	$297,000	$283,000	$4,000	$683,000
Fixed asset additions	$89,000	$131,000	$44,000	$—	$264,000

Six Months Ended July 31, 2007	Power Industry Services	Nutritional Products	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$88,953,000	$9,985,000	$4,631,000	—	$103,569,000
Cost of revenues	83,835,000	8,288,000	3,701,000	—	95,824,000
Gross profit	5,118,000	1,697,000	930,000	—	7,745,000
Selling, general and administrative expenses	5,105,000	2,185,000	698,000	1,346,000	9,334,000
Income (loss) from operations	13,000	(488,000)	232,000	(1,346,000)	(1,589,000)
Interest expense	(316,000)	(61,000)	—	(1,000)	(378,000)
Interest income	1,266,000	—	10,000	3,000	1,279,000
Income (loss) before income taxes	$963,000	$(549,000)	$242,000	$(1,344,000)	(688,000)
Income tax benefit					7,000
Net loss					$(681,000)
Amortization of purchased intangibles	$3,428,000	$609,000	$52,000	$—	$4,089,000
Depreciation and other amortization	$94,000	$293,000	$249,000	$8,000	$644,000
Fixed asset additions	$4,000	$124,000	$96,000	$—	$224,000

During the three and six months ended July 31, 2008, the majority of the Company’s net revenues related to engineering, procurement and construction services provided by GPS to the power industry. Total net revenues from power industry services accounted for approximately 94% and 93% of consolidated net revenues for the periods, respectively. The Company’s most significant current year customer relationships included two power industry service customers which accounted for approximately 52% and 42%, respectively, of consolidated net revenues for the current quarter, and approximately 43% and 49%, respectively, of consolidated net revenues year to date. VLI, which provides nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry, accounted for approximately 3% and 4% of consolidated net revenues for the three and six months ended July 31, 2008. SMC, which provides infrastructure services to telecommunications and utility customers as well as to the federal government, accounted for approximately 3% of consolidated net revenues for both the three and six month periods ended July 31, 2008.

For both the three and six months ended July 31, 2007, net revenues from power industry services accounted for approximately 86% of consolidated net revenues. The Company’s most significant customer relationships during this period included four power industry service customers, which accounted for approximately 27%, 22%, 22% and 8%, respectively, of consolidated net revenues for the three months ended July 31, 2007, and approximately 27%, 19%, 19% and 13%, respectively, of consolidated net revenues for the six months ended July 31, 2007. VLI and SMC accounted for approximately 10% and 5%, respectively, of consolidated net revenues for the three months ended July 31, 2007, and approximately 10% and 5%, respectively, of consolidated net revenues for the six months ended July 31, 2007.

NOTE 17 - SUBSEQUENT EVENT

On September 4, 2008, one of the major subcontractors on the terminated construction contract discussed in Note 13 filed a third-party complaint against GPS in the United States District Court for the Eastern District of Virginia seeking payment of certain amounts for equipment plus interest. GPS believes that the condensed consolidated balance sheet at July 31, 2008 includes all amounts owed under the subcontractor agreement and intends to vigorously defend this lawsuit.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2008, and the results of operations for the three and six months ended July 31, 2008 and 2007, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 that was filed with the Securities and Exchange Commission on April 24, 2008 (the “2008 Annual Report”).

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

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make use of estimates and assumptions that affect the reported amount of assets and liabilities, net revenues, expenses, and certain financial statement disclosures. We believe that the estimates, judgments and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments and assumptions are made. Estimates are used for, but not limited to, the Company’s accounting for revenue recognition, allowance for doubtful accounts, inventory obsolescence, goodwill and other intangible assets with indefinite lives, long lived assets, contingent obligations, and deferred taxes. Actual results could differ from these estimates.

New Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the “GAAP Hierarchy”) and mandates that the GAAP Hierarchy reside in the accounting literature as opposed to the audit literature. This pronouncement will become effective 60 days following approval by the SEC. We do not believe this pronouncement will impact our consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” (“SFAS No. 142”) and intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement of Financial Accounting Standards No. 141R (see description below) and other U.S. generally accepted accounting principles. This FSP is effective for our interim and annual financial statements beginning in the fiscal year commencing February 1, 2009. We do not expect the adoption of this FSP to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about an entity’s derivative and hedging activities with the intent of improving the transparency of financing reporting as the use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Currently, we use interest rate swap agreements to hedge the risks related to the variable interest paid on our term loans. The current effects of our hedging activities are not significant to our consolidated financial statements. However, the new standard will require us to provide an enhanced understanding of 1) how and why we use derivative instruments, 2) how we account for derivative instruments and the related hedged items, and 3) how derivatives and related hedged items affect our financial position, financial performance and cash flows. Adoption of this new accounting standard will first be required for our consolidated financial statements covering the quarter ending April 30, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations” (“SFAS No. 141R”) which replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. For us, SFAS No. 141R will be effective for business combinations occurring subsequent to January 31, 2009. The accounting for future acquisitions, if any, may be affected by certain new requirements of this pronouncement that will be evaluated at that time.

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

Recent Events

Construction Projects and Backlog. In May 2008, the Company announced that GPS signed an engineering, procurement and construction agreement with Pacific Gas & Electric Company (“PG&E”) in the amount of $336 million for the design and construction of a natural gas-fired power plant in Colusa, California. This energy plant will be a 640 megawatt combined cycle facility and construction is expected to be completed in the summer of 2010. GPS commenced activity on this project in the fourth quarter ended January 31, 2008 under an interim notice to proceed that it received from PG&E in December 2007.

In July 2008, the Company announced that GPS signed an engineering, procurement and construction agreement and received a limited notice to proceed from Competitive Power Ventures Inc. (“CPV”) to design and build the Sentinel Power Project. This project, valued at $211 million, consists of eight simple cycle gas-fired peaking plants with a total power rating of 800 megawatts to be located in southern California. The first phase of the project, including the construction of five units, is expected to be completed in the summer of 2010. The second phase includes the construction of the remaining three units and is expected to be completed in the spring of 2011. CPV has a power supply agreement with Southern California Edison covering five of the units.

The addition of these contracts increased our energy-plant construction contract backlog to approximately $530 million at July 31, 2008. The construction contract backlog of GPS was $122 million at January 31, 2008.

Under the terms of an amended agreement with a customer covering the engineering, procurement and construction of an ethanol production facility (the “EPC Agreement”), March 19, 2008 was the deadline for the customer to obtain financing for the completion of the project. Financing was not obtained and the EPC Agreement was terminated. GPS continues to cooperate with the customer in its efforts to obtain financing. GPS is uncertain as to the ultimate resolution of this matter. As of July 31, 2008 and January 31, 2008, our condensed consolidated balance sheets included assets and liabilities related to the terminated construction contract. We have classified these assets and liabilities as current assets and current liabilities in the accompanying condensed consolidated balance sheets due to the expectation that the assets will be realized and the liabilities will be extinguished. Although cash may be required to make payment on accounts payable to project subcontractors that are included in the condensed consolidated balance sheet at July 31, 2008, GPS does not anticipate any losses to arise from the resolution of this EPC Agreement. No net revenues were recorded in the six months ended July 31, 2008 related to this project.

Investment in Unconsolidated Subsidiary. In June 2008, the Company announced that GPS had entered into a business partnership with Invenergy Wind Management LLC, for the design and construction of wind farms located in the United States and Canada. The business partners each own 50% of a new company, Gemma Renewable Power, LLC (“GRP”). The Company expects that GRP will provide engineering, procurement and construction services for new wind farms generating electrical power including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades. It is expected that GRP will also assist with some of the ongoing servicing of the wind farms. During the start-up phase of this new business and pursuant to the formation document, GPS has contributed $600,000 cash to GRP. In accordance with the equity method of accounting for unconsolidated subsidiaries, the condensed consolidated statements of operations for the three and six months ended July 31, 2008 include our share of the net loss incurred to date by GRP in the amount of approximately $165,000.

Performance of VLI. VLI continued to report operating results that were below expected results. The loss of major customers and the reduction in the amounts of orders received from currently major customers have caused net revenues to continue to decline and this business to operate at a loss. VLI is actively pursuing opportunities to expand the volume of business related to current customers and secure business from new customers. However, there is no assurance that business will improve. Accordingly, during the current quarter, we conducted analyses in order to determine whether additional impairment losses have occurred related to the goodwill and the long-lived assets of VLI. The assessment analyses indicated that the carrying value of the business exceeded its fair value, that the carrying values of VLI’s long-lived assets were not recoverable and that the carrying values of the long-lived assets exceeded their corresponding fair values. As a result, VLI recorded impairment losses related to goodwill, other purchased intangible assets, and fixed assets in the amounts of $921,000, $86,000 and $939,000, respectively, that were included in the condensed consolidated statements of operations for the three and six months ended July 31, 2008. These adjustments eliminated the remaining carrying value of VLI’s goodwill and reduced the carrying values of VLI’s other purchased intangible assets and fixed assets to approximately $8,000 and $135,000, respectively.

Legal Matters. As described in Item 1 of Part II of this Form 10-Q and in Note 14 to the condensed consolidated financial statements, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in March 2008. VFI, which is owned by Kevin Thomas, the former owner of VLI, supplied VLI with certain organic raw materials used in the manufacture of VLI's products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI's customers. In March 2008, Mr. Thomas filed a lawsuit against VLI's president for defamation. The Company, VLI and VLI’s president deny all of the new allegations and intend to vigorously defend these lawsuits.

As described in Item 1 of Part II of this Form 10-Q and in Note 14 to the condensed consolidated financial statements, in March 2007, the United States District Court for the Central District of California granted our motion for summary judgment, thereby dismissing the civil action brought by Western Filter Corporation (“WFC”) relating to WFC’s purchase of the capital stock of Puroflow Incorporated (“Puroflow”), formerly our wholly-owned subsidiary. WFC appealed the District Court’s decision. On August 25, 2008, the Ninth Circuit Court of Appeals reversed the summary judgment decision and remanded the case back to the District Court. We continue to believe that WFC’s claims are without merit and intend to continue to defend this litigation vigously. It is possible, however, that the ultimate resolution of the WFC litigation could result in a material adverse effect on the results of operations of the Company for a particular future reporting period. The Company’s condensed consolidated balance sheet at July 31, 2008 included an amount in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed in connection with the completion of this litigation.

Comparison of the Results of Operations for the Three Months Ended July 31, 2008 and 2007

The following schedule compares the results of our operations for the three months ended July 31, 2008 and 2007. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding period.

	Three Months Ended July 31,
	2008		2007
Net revenues
Power industry services	$70,639,000	94.1%	$45,599,000	85.8%
Nutritional products	2,226,000	2.9%	5,036,000	9.5%
Telecommunications infrastructure services	2,233,000	3.0%	2,502,000	4.7%
Net revenues	75,098,000	100.0%	53,137,000	100.0%
Cost of revenues **
Power industry services	63,108,000	89.3%	40,590,000	89.0%
Nutritional products	2,395,000	107.6%	4,122,000	81.9%
Telecommunications infrastructure services	1,875,000	84.0%	1,858,000	74.3%
Cost of revenues	67,378,000	89.7%	46,570,000	87.6%
Gross profit	7,720,000	10.3%	6,567,000	12.4%
Selling, general and administrative expenses	4,016,000	5.4%	4,773,000	9.0%
Impairment losses of VLI	1,946,000	2.6%	—	—%
Income from operations	1,758,000	2.3%	1,794,000	3.4%
Interest expense	(108,000)	*	(185,000)	*
Interest income	432,000	*	657,000	1.2%
Equity in the net loss of unconsolidated subsidiary	(165,000)	*	—	—%
Income from operations before income taxes	1,917,000	2.6%	2,266,000	4.3%
Income tax expense	(1,111,000)	(1.5)%	(932,000)	(1.8)%
Net income	$806,000	1.1%	$1,334,000	2.5%

* Less than 1%.

** The percentage amounts for cost of revenues represent the percentage of net revenues of the applicable segment.

The following analysis provides information as to the results of our operations for the three month periods ended July 31, 2008 and 2007. As analyzed below, we reported net income of $806,000 for the three months ended July 31, 2008, or $0.07 per diluted share. For the three months ended July 31, 2007, we reported net income of $1.3 million, or $0.12 per diluted share.

Net Revenues. Net revenues increased by approximately 41.3% in the three months ended July 31, 2008 compared with the three months ended July 31, 2007 due to an increase in the net revenues of GPS, partially offset by a 55.8% reduction in the net revenues of VLI and 10.8% reduction in the net revenues of SMC.

The business of GPS represented 94.1% of consolidated net revenues for the quarter ended July 31, 2008. This business represented 85.8% of consolidated net revenues for the quarter ended July 31, 2007. The two significant customers of the power industry services business for the current quarter represented approximately 55.1% and 44.6% of the net revenues of this business segment for the current quarter, respectively, and represented approximately 51.8% and 42.1% of our consolidated net revenues for the current quarter, respectively. The net revenues were boosted in the current quarter by the effect of equipment purchases occurring during the early portion of the power plant project.

The four significant customers of the power industry services business for the quarter ended July 31, 2007 represented approximately 91.7% of its net revenues for the quarter ended July 31, 2007. The net revenues for these four customers represented approximately 26.7%, 22.3%, 21.5% and 8.2% of the Company’s consolidated net revenues for the three months ended July 31, 2007, respectively.

The net revenues from the sale of nutritional products by VLI were $2.2 million for the three months ended July 31, 2008, and represented 2.9% of consolidated net revenues. The net revenues from the sale of nutritional products were $5.0 million for the three months ended July 31, 2007. This amount represented 9.5% of consolidated net revenues for the prior-year period. The decrease in the net revenues of nutritional products of $2.8 million, or 55.8%, primarily was due to the loss of several customers and declines in the sales of products to most of VLI’s largest current customers.

Net revenues of the telecommunications infrastructure services of SMC were $2.2 million for the three months ended July 31, 2008 compared to $2.5 million for the three months ended July 31, 2007, representing a decrease in the net revenues of SMC of approximately 10.8%. The net revenues of this business segment for the three months ended July 31, 2008 and 2007 were 3.0% and 4.7% of consolidated net revenues for the corresponding periods, respectively. Net revenues related to inside premises customers increased by approximately 59.9% for the three months ended July 31, 2008 compared with the corresponding three months of the prior year. However, this strong performance was more than offset by a reduction in the net revenues related to outside plant jobs. Although SMC signed a new two-year contract with Verizon during the current quarter and net revenues related to this customer increased compared to the first quarter, the level of business from this customer has declined substantially between years. The uncertain contract situation and Verizon’s focus on its new FIOS transmission technology have adversely affected our business. Work performed for SMC’s other large outside plant customer also decreased between years.

Cost of Revenues. The cost of revenues for the power industry services business of GPS increased in the three months ended July 31, 2008 to $63.1 million from $40.6 million in the three months ended July 31, 2007. The cost of revenues as a percentage of corresponding net revenues remained constant between years; the percentage was 89.3% in the current quarter compared with 89.0% in the second quarter of last year. The portion of the loss on one significant project that was recorded in last year’s second quarter was offset by the favorable profit performance of other large projects during the period.

Although the cost of revenues for the nutritional products business of VLI decreased in the three-month period ended July 31, 2008 to $2.4 million from $4.1 million in the three months ended July 31, 2007, the cost of revenues percentage increased to 107.6% of net revenues in the current quarter from a percentage of 81.9% in the corresponding quarter of the prior year. On an overall basis, raw material costs as a percentage of net revenues increased between quarters due primarily to product pricing pressure from customers and a $103,000 charge for inventory obsolescence recorded in the current quarter. Direct labor and related manufacturing overhead costs have been reduced between quarters. However, the reductions have not occurred in proportion to the reduction in net revenues.

Cost of revenues for the telecommunication infrastructure services business of SMC increased by $17,000, or approximately 1.0%, in the current quarter compared with the same quarter a year ago, but increased as a percentage of corresponding net revenues to 84.0% in the current quarter from 74.3% in the first quarter last year.

Primarily as a result of the improvement in the performance of GPS, our overall gross profit increased to $7.7 million for the three months ended July 31, 2008 from $6.6 million for the three months ended July 31, 2007. However, our gross profit percentage declined to 10.3% for the current quarter from a percentage of 12.4% in the corresponding period of the prior year due to the profitability declines experienced by VLI and SMC during the current quarter.

Selling, General and Administrative Expenses. These costs decreased to $4.0 million for the three months ended July 31, 2008 from $4.8 million for the three months ended July 31, 2007, a reduction of approximately $757,000, or 15.9%.

Amortization expense related to purchased intangible assets decreased by approximately $1.6 million in the current quarter compared with the second quarter of last year as the amortization expense related to contractual and other customer relationships decreased between quarters by approximately $1.4 million. Most of this decrease was scheduled and attributable to backlog for construction contracts completed by GPS last year. In addition, the impairment losses recorded by VLI last year served to reduce its amortization expense related to customer relationships and the noncompete agreement prospectively, and the amortization of propriety formulas was completed last year. Partially offsetting the favorable effects of the amortization expense reductions were increases in other selling, general and administrative expenses at each company, most significantly salary expense at GPS and corporate legal expenses.

Impairment Losses. During the current quarter and as described above, VLI recorded impairment losses related to goodwill, other purchased intangible assets, and fixed assets in the amounts of $921,000, $86,000 and $939,000, respectively.

Interest Income and Expense. We reported interest income of $432,000 for the three months ended July 31, 2008 compared to interest income of $657,000 for the three months ended July 31, 2007. During the current year, our cash balances have been invested in liquid money-market type collective funds. Although favorable cash flow from operations during the past fifteen months and the proceeds of the private placement sale of our common stock in the current quarter have increased the balance of our cash and cash equivalents, investment returns have declined as short-term interest rates have dropped substantially over the last year. Interest expense declined to $108,000 in the current quarter from $185,000 in the comparable quarter of the prior year due to the overall reduction in the level of debt between quarters. Debt payments have reduced the total balance of debt (including current and noncurrent portions) to approximately $5.4 million at July 31, 2008 from approximately $8.0 million at July 31, 2007.

Income Tax Expense and Benefit. For the three months ended July 31, 2008, we incurred income tax expense of $1.1 million reflecting an effective income tax rate of 58.0%. The effective tax rate for the current quarter differs from the expected federal income tax rate of 34% due primarily to the effect of the impairment loss recorded in the current quarter related to the goodwill of VLI. This loss is not deductible for income tax reporting purposes. It was treated as a discreet item in the determination of the current year effective income tax rate. In addition, we established a valuation allowance during the current quarter related to the deferred state taxes of VLI in the amount of $57,000.

Comparison of the Results of Operations for the Six Months Ended July 31, 2008 and 2007

The following schedule compares the results of our operations for the six months ended July 31, 2008 and 2007. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding period.

	Six Months Ended July 31,
	2008		2007
Net revenues
Power industry services	$114,647,000	92.8%	$88,953,000	85.9%
Nutritional products	4,625,000	3.8%	9,985,000	9.6%
Telecommunications infrastructure services	4,232,000	3.4%	4,631,000	4.5%
Net revenues	123,504,000	100.0%	103,569,000	100.0%
Cost of revenues **
Power industry services	101,684,000	88.7%	83,835,000	94.2%
Nutritional products	4,718,000	102.0%	8,288,000	83.0%
Telecommunications infrastructure services	3,649,000	86.2%	3,701,000	79.9%
Cost of revenues	110,051,000	89.1%	95,824,000	92.5%
Gross profit	13,453,000	10.9%	7,745,000	7.5%
Selling, general and administrative expenses	8,027,000	6.5%	9,334,000	9.0%
Impairment losses of VLI	1,946,000	1.6%	—	—%
Income (loss) from operations	3,480,000	2.8%	(1,589,000)	(1.5)%
Interest expense	(228,000)	*	(378,000)	*
Interest income	936,000	*	1,279,000	1.2%
Equity in the net loss of unconsolidated subsidiary	(165,000)	*	—	—%
Income (loss) from operations before income taxes	4,023,000	3.2%	(688,000)	*
Income tax (expense) benefit	(1,662,000)	(1.3)%	7,000	*
Net income (loss)	$2,361,000	1.9%	$(681,000)	*

* Less than 1%.

** The percentage amounts for cost of revenues represent the percentage of net revenues of the applicable segment.

The following analysis provides information as to the results of our operations for the six month periods ended July 31, 2008 and 2007. As analyzed below, we reported net income of $2.4 million for the six months ended July 31, 2008, or $0.20 per diluted share. For the six months ended July 31, 2007, we reported a net loss of $681,000, or $(0.06) per share.

Net Revenues. Our consolidated net revenues increased by approximately 19.2% in the six months ended July 31, 2008 compared with the six months ended July 31, 2007 due to a 28.9% increase in the net revenues of GPS, partially offset by a 53.7% reduction in the net revenues of VLI and 8.6% reduction in the net revenues of SMC.

The business of GPS represented 92.8% of consolidated net revenues for the six months ended July 31, 2008. This business represented 85.9% of consolidated net revenues for the quarter ended July 31, 2007. The net revenues related to two customers represented approximately 52.8% and 46.8% of the net revenues of this business segment for the current year period, respectively, and represented approximately 49.0% and 43.4% of our consolidated net revenues for the current year period, respectively.

The power industry services business had four significant customers in the six-month period ended July 31, 2007. In total, GPS recognized approximately 89.7% of its net revenues for the prior year period under contracts with these customers. The net revenues for these four customers represented approximately 26.6%, 19.1%, 18.2% and 12.6% of the Company’s consolidated net revenues for the six months ended July 31, 2007, respectively.

Net revenues from the sale of nutritional products by VLI were $4.6 million for the six months ended July 31, 2008, and represented 3.8% of consolidated net revenues. Net revenues from the sale of nutritional products were $10.0 million for the six months ended July 31, 2007. This amount represented 9.6% of consolidated net revenues for the prior year period. The decrease in the net revenues of nutritional products between years was approximately $5.4 million, or 53.7%.

Net revenues of the telecommunications infrastructure services of SMC were $4.2 million for the six months ended July 31, 2008 compared to $4.6 million for the six months ended July 31, 2007, representing a decrease in the net revenues of SMC of approximately 8.6%. The net revenues of this business segment for the six months ended July 31, 2008 and 2007 were 3.4% and 4.5% of consolidated net revenues for the corresponding periods, respectively. Net revenues related to inside premises customers increased by approximately 51.5% for the six months ended July 31, 2008 compared with the corresponding six months of the prior year. However, like for the current quarter, this strong performance was more than offset by a reduction in the net revenues related to outside plant jobs. The net revenues of the largest customers of this business have declined between years.

Cost of Revenues. The cost of revenues for the power industry services business of GPS increased in the six months ended July 31, 2008 to $101.7 million from $83.8 million in the six months ended July 31, 2007. The cost of revenues as a percentage of corresponding net revenues declined between the periods. The percentage was 88.7% in the current year period compared with 94.2% in the prior year period which reflected a substantial loss on one significant project that was recorded last year.

Although the cost of revenues for the nutritional products business of VLI decreased in the six-month period ended July 31, 2008 to $4.7 million from $8.3 million in the six months ended July 31, 2007, the cost of revenues percentage increased to 102.0% of net revenues in the current quarter from a percentage of 83.0% in the corresponding period of the prior year as declining sales and competitive product pricing pressures continued to squeeze gross margins and increased the recurring cost of excess production capacity.

The cost of revenues for the telecommunication infrastructure services business of SMC declined by $52,000, or approximately 1.4%, in the current year period compared with the corresponding period a year ago, but increased as a percentage of corresponding net revenues to 86.2% in the current period from 79.9% in the comparable period last year. On an overall basis, direct labor and related costs have been reduced between the periods. Despite the increased inside plant work requiring an increase in the use of subcontractors and an increase in job material and supply costs, the profitability of the inside plant work has improved between the periods. On the other hand, the effect of reduced net revenue and competitive pricing pressures have decreased the profitability of the outside plant work between the periods.

Primarily as a result of the improvement in the performance of GPS, our overall gross profit increased to $13.5 million for the six months ended July 31, 2008 from $7.7 million for the six months ended July 31, 2007, and our gross profit percentage increased to 10.9% for the current year period from a percentage of 7.5% in the corresponding period of the prior year.

Selling, General and Administrative Expenses. These costs decreased to $8.0 million for the six months ended July 31, 2008 from $9.3 million for the six months ended July 31, 2007, a reduction of $1.3 million, or 14.0%.

Amortization expense related to purchased intangible assets decreased by approximately $2.9 million in the current year period compared with the corresponding period of last year as the amortization expense related to contractual and other customer relationships decreased between quarters by approximately $2.5 million. As also reflected in the current quarter operating results, most of this decrease was scheduled and attributable to backlog for construction contracts completed by GPS last year, the impairment losses recorded by VLI last year served to reduce its amortization expense related to customer relationships and the noncompete agreement prospectively, and the amortization of propriety formulas was completed last year. Partially offsetting the favorable effects of the amortization expense reductions in the current period were an increase in stock compensation expense of $688,000 and an increase in salary expense at GPS of $272,000.

Impairment Losses. The statement of operations for the six months ended July 31, 2008 included the VLI impairment losses related to goodwill, other purchased intangible assets, and fixed assets in the total amount of approximately $1,946,000. No impairment losses were recorded in the comparable prior year period.

Interest Income and Expense. We reported interest income of $936,000 for the six months ended July 31, 2008 compared to interest income of $1,279,000 for the six months ended July 31, 2007, reflecting the decline in short-term investment returns over the last year. Interest expense declined to $228,000 in the current year period from $378,000 in the comparable period of the prior year due to the overall reduction in the level of debt between periods.

Income Tax Expense and Benefit. For the six months ended July 31, 2008, we incurred income tax expense of $1.7 million reflecting an effective income tax rate of 41.3%. The effective tax rate for the current quarter differs from the expected federal income tax rate of 34% due primarily to the effect of the impairment loss recorded in the current year related to the goodwill of VLI. This loss is not deductible for income tax reporting purposes. It was treated as a discreet item in the determination of the current year effective income tax rate. In addition, we established a valuation allowance during the current quarter related to the deferred state taxes of VLI in the amount of $57,000. These unfavorable effects of these factors were offset partially in the current period by the favorable effect of the domestic manufacturing deduction, which is treated as a permanent difference for income tax accounting purposes, and a credit to the deferred tax provision in the approximate amount of $116,000 reflecting the effect of the current year change in state income tax rates applied to our deferred tax items.

Liquidity and Capital Resources as of July 31, 2008

Cash and cash equivalents have increased during the current year by approximately $37.2 million to approximately $104.0 million as of July 31, 2008 compared to $66.8 million as of January 31, 2008. We also have an available balance of $4.3 million under our revolving line of credit financing arrangement with our bank. The Company’s consolidated working capital increased during the current year from approximately $16.5 million as of January 31, 2008 to approximately $46.7 million as of July 31, 2008. During the current year, we also reached agreement with the bank extending the availability of the revolving line of credit to May 2010.

Net cash provided by operations for the six months ended July 31, 2008 was approximately $15.7 million.  We reported net income of approximately $2.4 million and our net non-cash expenses were approximately $3.5 million including impairment losses and the amortization of purchased intangible assets. Cash was also provided by a decrease in accounts receivable of $7.7 million and an increase in accounts payable and accrued expenses of $9.1 million. In addition, cash in the amount of $4.1 million was released from escrow accounts as described in Note 2 to the condensed consolidated financial statements. Cash was used during the current year in connection with the increase in billings in excess of contract revenues in the amount of $10.3 million.

For the six months ended July 31, 2007, despite a net loss of $681,000, net cash provided by operations was $23.0 million. In the prior year, a reduction in unbilled contract receivables and an increase in billings in excess of contract revenues combined to provide approximately $38.6 million in cash in the six months ended July 31, 2007. On the other hand, cash was used to reduce accounts payable and accrued expenses by $10.2 million and in connection with the increase in billed accounts receivable of $7.3 million. The net amount of non-cash expenses in the prior year period, including the amortization of purchased intangible assets, was approximately $3.6 million.

During the six months ended July 31, 2008, investing activities consisted of the payment of $2,000,000 in contingent acquisition price to the former owners of GPS (see Note 2 to the condensed consolidated financial statements) and the capital contribution of $600,000 to GRP made in connection with the formation and start-up of this unconsolidated subsidiary. We have also purchased equipment for a net cost of $259,000 during the current year. Last year, net cash of approximately $2.1 million was provided by investing activities as the sale of investments and equipment provided cash proceeds of $2.3 million but we used $206,000, net, in the purchase of new equipment.

Net cash of approximately $24.3 million was provided by financing activities during the six months ended July 31, 2008. We completed the private placement sale of 2.2 million shares of our common stock in July 2008, providing net cash proceeds of $25.0 million, and issued approximately 100,000 shares of our common stock in connection with the exercise of stock options and warrants, providing net cash proceeds of approximately $637,000. We used cash to make debt principal payments of $1.3 million.

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

During the current year, we demonstrated an ability to acquire growth capital despite soft capital markets as we raised approximately $25.0 million in net cash proceeds from the private placement sale of 2.2 million shares of our common stock at a price of $12 per share. We will use these proceeds to maintain an increased level of working capital liquidity in support of the growth of GPS, particularly to meet the increasing liquidity requirements of construction bond providers as the size of our construction contracts increases.

We believe that cash on hand, cash generated from the Company’s future operations and funds available under the Company’s line of credit will be adequate to meet our future operating cash needs. Any future acquisition, or other significant unplanned cost or cash requirement may require us to raise additional funds through the issuance of debt and/or equity securities. Despite our success in completing the private placement transaction in July 2008, there can be no assurance that such future financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

We present Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to provide investors with a supplemental measure of our operating performance. The following table shows our calculations of EBITDA for the six months ended July 31, 2008 and 2007:

	Six Months Ended July 31,
	2008	2007
Net income (loss), as reported	$2,361,000	$(681,000)
Impairment losses of VLI	1,946,000	—
Amortization of purchased intangible assets	1,174,000	4,089,000
Stock option compensation expense	788,000	100,000
Depreciation and other amortization	683,000	644,000
Interest expense	228,000	378,000
Income tax expense (benefit)	1,662,000	(7,000)
EBITDA	$8,842,000	$4,523,000

Management uses EBITDA, a non-GAAP financial measure, for planning purposes, including the preparation of operating budgets and to determine appropriate levels of operating and capital investments. Management believes that EBITDA provides additional insight for analysts and investors in evaluating the Company's financial and operational performance and in assisting investors in comparing the Company's financial performance to those of other companies in the Company's industry. However, EBITDA is not intended to be an alternative to financial measures prepared in accordance with GAAP and should not be considered in isolation from our GAAP results of operations. Pursuant to the requirements of SEC Regulation G, reconciliations between the Company's GAAP and non-GAAP financial results for the six months ended July 31, 2008 and 2007 are provided above and investors are advised to carefully review and consider this information as well as the GAAP financial results that are disclosed in our SEC filings.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of July 31, 2008. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

This case was scheduled for trial on April 10, 2007. On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC appealed the District Court’s decision. The parties filed their appellate briefs and oral arguments occurred on June 3, 2008. On August 25, 2008, the Ninth Circuit Court of Appeals reversed the summary judgment decision and remanded the case back to the District Court. The Company has reviewed WFC’s claims and continues to believe that they are without merit. The Company intends to continue vigorously defending this litigation.

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

4)
On March 4, 2008, Mr. Thomas filed a lawsuit against VLI's president in the Circuit Court of Florida for Collier County. Mr. Thomas has filed this new lawsuit against VLI’s president for defamation. Mr. Thomas alleges that VLI’s president made false statements to third-parties regarding Mr. Thomas' conduct that is the subject of counterclaims by the Company and VLI in the VLI Merger Litigation discussed above, and that these statements have caused damage to his business reputation. VLI’s president filed his answer with the court on May 8, 2008 denying that he defamed Mr. Thomas. He intends to continue to vigorously defend this lawsuit.

In the normal course of business, the Company has pending claims and legal proceedings. It is our opinion, based on information available at this time, that none of the other current claims and proceedings will have a material effect on our condensed consolidated financial statements.

ITEM 1A.  RISK FACTORS

Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations that are remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, and potential fluctuations in quarterly operating results, among other risks.

In addition, we note the following risks related to our power industry services business that provided approximately 93% of consolidated net revenues for the six months ended July 31, 2008.

Interruption of power plant construction projects could adversely affect future results of operations.

At any time, GPS has a limited number of construction contracts. Should any unexpected suspension, termination or delay of the work under such contracts occur, our results of operations may be materially and adversely affected.

Investment in the wind energy farm business partnership may occur without expected returns.

In June 2008, we announced that GPS had formed a 50%-owned unconsolidated subsidiary company with lnvenergy Wind Management LLC for the design and construction of wind energy farms. We expect that the new company, Gemma Renewable Power, LLC (“GRP”) will annually provide engineering, procurement and construction services for new wind energy farms generating more than an estimated 300 megawatts of electrical power. Should the future construction and other related services of GRP be at lower revenue levels than expected, or should GRP fail to profitably execute the projects that it may obtain, GPS may fail to receive returns from GRP as anticipated which may adversely affect our future results of our operations.

Resolution of the terminated construction contract may require cash payments by us.

Under the terms of an amended agreement with a customer covering the engineering, procurement and construction of an ethanol production facility (the “EPC Agreement”), March 19, 2008 was the deadline for the customer to obtain financing for the completion of the project. Financing was not obtained and the EPC Agreement was terminated. GPS continues to cooperate with the customer in its efforts to obtain financing. GPS is uncertain as to the ultimate resolution of this matter. As of July 31, 2008 and January 31, 2008, our condensed consolidated balance sheets included assets and liabilities related to the terminated construction contract. We expect that these assets will be realized and the liabilities extinguished. Although GPS does not anticipate any losses to arise from the resolution of this EPC Agreement, cash may be required to make payment on accounts payable to project subcontractors that are included in the condensed consolidated balance sheet at July 31, 2008 in advance of our receipt of any additional cash payments on outstanding accounts receivable from the customer.

Our dependence on large construction contracts may result in uneven quarterly financial results.

Our power industry service activities in any one fiscal quarter are typically concentrated on a few large construction projects for which we use the percentage-of-completion method to determine contract revenues. To a substantial extent, construction contract revenues are recognized as services are provided based on the amount of costs incurred. As the timing of equipment purchases, subcontractor services and other contract events may not be evenly distributed over the lives of our contracts, the amount of total contract costs may vary from quarter to quarter, creating uneven amounts of quarterly contract revenues. In addition, the timing of contract commencements and completions may exacerbate the uneven pattern.

As a result of the foregoing, future amounts of consolidated net revenues, cash flow from operations, net income and earnings per share reported on a quarterly basis may vary in an uneven pattern and may not be indicative of the operating results expected for any other quarter or for an entire fiscal year, thus rendering consecutive quarter comparisons of our consolidated operating results a less meaningful way to assess the growth of our business.

Before investing in our securities, please consider the risks summarized in this Item 1A and those risks described in our Annual Report on Form 10-K for the year ended January 31, 2008 (our “2008 Annual Report”). Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. These documents are available free of charge from the SEC or from our corporate headquarters. Access to these documents is also available on our website. For more information about us and the announcements we make from time to time, you may visit our website at www.arganinc.com .

Our 2008 Annual Report, under Item 1A entitled “Risk Factors,” included an expanded discussion of our risk factors. There have been no material revisions to the risk factors that were described therein other than those described above.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on July 7, 2008, the Company described the completion of a private placement sale of 2.2 million shares of its common stock. The Company’s registration statement on Form S-3 covering the resale of these shares by the selling stockholders identified therein, filed with the SEC on July 16, 2008, was declared effective on July 24, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2008 Annual Meeting of Stockholders in New York City on June 18, 2008 (the “Annual Meeting”). The following sets forth the matters submitted to a vote of the Company’s stockholders at the Annual Meeting.

1.
Seven members were elected to the Board of Directors, each to serve until the next annual meeting of the Company and until their respective successors have been elected to the Board of Directors and qualified. The following seven individuals were elected to the Board of Directors by the stockholders of the Company:

Rainer H. Bosselmann, DeSoto S. Jordan, William F. Leimkuhler, Daniel A. Levinson, W. G. Champion Mitchell, James W. Quinn and Henry A. Crumpton.

Messrs. Bosselmann, Levinson and Crumpton were elected with the affirmative vote of 7,328,437 shares of common stock, with 19,162 shares of common stock withheld; Mr. Mitchell was elected with an affirmative vote of 7,328,337 shares of common stock, with 19,262 shares of common stock withheld; and Messrs. Jordan, Leimhuhler and Quinn were elected with the affirmative vote of 7,327,951 shares of common stock, with 19,648 shares of common stock withheld

2.
The stockholders of the Company approved the amendment to the 2001 Stock Option Plan to increase the number of shares of common stock reserved for issuance from 650,000 shares to 1,150,000 shares with an affirmative vote of 5,028,595 shares of common stock. Votes representing 88,147 shares of common stock were cast against the proposal and there were 631 abstaining votes.

3.
The stockholders of the Company ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2009 with an affirmative vote of 7,347,166 shares of common stock. Votes representing 122 shares of common stock were cast against the proposal and there were 311 abstaining votes

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

ARGAN, INC.

September 11, 2008	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer

September 11, 2008	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Senior Vice President, Chief Financial Officer and Secretary