Form 10-Q
period 2008-10-31
ARGAN INC
filed 2008-12-12
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2008

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

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.15 par value, 13,434,451 shares at December 10, 2008.

ARGAN, INC. AND SUBSIDIARIES
INDEX

CERTIFICATIONS

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31,	January 31,
	2008 (unaudited)	2008 (audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$93,143,000	$66,827,000
Escrowed cash	10,324,000	14,398,000
Accounts receivable, net of allowance for doubtful accounts	3,420,000	30,481,000
Inventories, net of reserve for obsolescence	2,533,000	2,808,000
Current deferred tax assets	882,000	406,000
Prepaid expenses and other current assets	1,383,000	1,330,000
TOTAL CURRENT ASSETS	111,685,000	116,250,000
Property and equipment, net of accumulated depreciation	1,331,000	2,892,000
Goodwill	19,416,000	20,337,000
Other intangible assets, net of accumulated amortization	3,921,000	5,296,000
Investment in unconsolidated subsidiary	1,241,000	—
Deferred tax assets	2,321,000	828,000
Other assets	153,000	260,000
TOTAL ASSETS	$140,068,000	$145,863,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,853,000	$35,483,000
Accrued expenses	9,142,000	9,370,000
Billings in excess of cost and earnings	22,557,000	52,313,000
Current portion of long-term debt	2,526,000	2,581,000
TOTAL CURRENT LIABILITIES	64,078,000	99,747,000
Long-term debt	2,250,000	4,134,000
Other liabilities	77,000	116,000
TOTAL LIABILITIES	66,405,000	103,997,000

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS' EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized;
no shares issued and outstanding	—	—
Common stock, par value $0.15 per share;
30,000,000 shares authorized; 13,433,684 and 11,113,534 shares issued and
13,430,451 and 11,110,301 shares outstanding at 10/31/08 and 1/31/08, respectively	2,014,000	1,667,000
Warrants outstanding	753,000	834,000
Additional paid-in capital	84,359,000	57,861,000
Accumulated other comprehensive loss	(59,000)	(107,000)
Accumulated deficit	(13,371,000)	(18,356,000)
Treasury stock, at cost; 3,233 shares at 10/31/08 and 1/31/08	(33,000)	(33,000)
TOTAL STOCKHOLDERS' EQUITY	73,663,000	41,866,000
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$140,068,000	$145,863,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net revenues
Power industry services	$36,387,000	$42,017,000	$151,034,000	$130,970,000
Nutritional products	2,662,000	4,617,000	7,287,000	14,602,000
Telecommunications infrastructure services	2,338,000	2,629,000	6,570,000	7,260,000
Net revenues	41,387,000	49,263,000	164,891,000	152,832,000
Cost of revenues
Power industry services	29,742,000	35,548,000	131,425,000	119,383,000
Nutritional products	2,983,000	4,193,000	7,701,000	12,481,000
Telecommunications infrastructure services	1,824,000	2,076,000	5,474,000	5,776,000
Cost of revenues	34,549,000	41,817,000	144,600,000	137,640,000
Gross profit	6,838,000	7,446,000	20,291,000	15,192,000

Selling, general and administrative expenses	3,090,000	4,381,000	11,118,000	13,715,000
Impairment losses of Vitarich Laboratories, Inc.	—	4,666,000	1,946,000	4,666,000
Income (loss) from operations	3,748,000	(1,601,000)	7,227,000	(3,189,000)

Interest expense	(108,000)	(171,000)	(336,000)	(550,000)
Interest income	609,000	1,074,000	1,545,000	2,352,000
Equity in the net loss of unconsolidated subsidiary	(195,000)	—	(359,000)	—
Income (loss) from operations before
income taxes	4,054,000	(698,000)	8,077,000	(1,387,000)
Income tax expense	(1,430,000)	(1,259,000)	(3,092,000)	(1,253,000)
Net income (loss)	$2,624,000	$(1,957,000)	$4,985,000	$(2,640,000)

Earnings per share:
Basic	$0.20	$(0.18)	$0.41	$(0.24)
Diluted	$0.19	$(0.18)	$0.40	$(0.24)
Weighted average number of shares outstanding:
Basic	13,414,000	11,096,000	12,138,000	11,095,000
Diluted	13,730,000	11,096,000	12,480,000	11,095,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,985,000	$(2,640,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income taxes	(1,895,000)	(2,424,000)
Impairment losses	1,946,000	4,666,000
Amortization of purchased intangibles	1,289,000	5,290,000
Non-cash stock option compensation expense	848,000	282,000
Depreciation and other amortization	842,000	968,000
Provision for inventory obsolescence	812,000	378,000
Equity in net loss of unconsolidated subsidiary	359,000	—
Other	103,000	37,000
Changes in operating assets and liabilities:
Escrowed cash	4,074,000	625,000
Accounts receivable, net	4,820,000	(994,000)
Estimated earnings in excess of billings	25,000	11,373,000
Inventories, net	(537,000)	380,000
Prepaid expenses and other assets	(56,000)	(1,396,000)
Accounts payable and accrued expenses	(3,784,000)	(12,428,000)
Billings in excess of cost and earnings	(7,537,000)	50,774,000
Other	9,000	86,000
Net cash provided by operating activities	6,303,000	54,977,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of contingent acquisition price	(2,000,000)	—
Investment in unconsolidated subsidiary	(1,600,000)	—
Purchases of property and equipment, net	(216,000)	(463,000)
Purchases of investments	—	(19,997,000)
Proceeds from sale of investments	—	17,271,000
Net cash used in investing activities	(3,816,000)	(3,189,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the private placement sale of common stock	24,982,000	—
Principal payments on long-term debt	(1,939,000)	(1,940,000)
Proceeds from the exercise of stock options and warrants	786,000	27,000
Net cash provided by (used in) financing activities	23,829,000	(1,913,000)
NET INCREASE IN CASH AND CASH EQUIVALENTS	26,316,000	49,875,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,827,000	25,393,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$93,143,000	$75,268,000
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes as follows:
Interest	$336,000	$898,000
Income taxes	$5,192,000	$3,117,000
Non-cash transactions as follows:
Net (increase) decrease in the fair value of interest rate swaps	$(48,000)	$36,000
Reductions in accounts receivable and billings in excess of cost and earnings	$22,219,000	—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Organization

Argan, Inc. (“Argan”) conducts its operations through its wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) which were acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) which was acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) which was acquired in July 2003. Argan and its consolidated wholly-owned subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, the Company develops, manufactures and distributes premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction, installation and maintenance primarily to the federal government, telecommunications and broadband service providers, and electric utilities in the Mid-Atlantic region. Each of the wholly-owned subsidiaries represents a separate reportable segment.

In June 2008, the Company announced that GPS entered into a business partnership with Invenergy Wind Management LLC, for the design and construction of wind farms located in the United States and Canada (see Note 7). The partners each own 50% of a new company, Gemma Renewable Power, LLC (“GRP”). The Company expects that GRP will provide engineering, procurement and construction services for new wind farms generating electrical power including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades.

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

The condensed consolidated balance sheet as of October 31, 2008, the condensed consolidated statements of operations for the three and nine months ended October 31, 2008 and 2007, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2008 and 2007 are unaudited. The condensed consolidated balance sheet as of January 31, 2008 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2008 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Recently Issued Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in order to clarify the application of FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) in a market that is not active and to provide an example to illustrate the key considerations in the application of this guidance. It emphasizes that the use of a reporting entity’s own assumptions about future cash flows and an appropriately risk-adjusted discount rate in determining the fair value for a financial asset is acceptable when relevant observable inputs are not available. This FSP was effective upon its issuance. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Certain provisions of this standard relating to financial assets and financial liabilities were effective for the Company beginning February 1, 2008. The effective provisions did not have a material impact on the consolidated financial statements. Adoption of the other provisions of this standard relating primarily to nonfinancial assets and nonfinancial liabilities will first be required for the Company’s consolidated financial statements covering the quarter ending April 30, 2009. The adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements. The significant nonfinancial items included in the Company’s consolidated balance sheet include property and equipment, goodwill and other purchased intangible assets.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the “GAAP Hierarchy”) and mandates that the GAAP Hierarchy reside in the accounting literature as opposed to the audit literature. This pronouncement will become effective 60 days following approval by the SEC. The Company does not believe this pronouncement will impact its consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and  intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement of Financial Accounting Standards No. 141R (see description below) and other U.S. generally accepted accounting principles. This FSP is effective for the Company’s interim and annual financial statements beginning in the fiscal year commencing February 1, 2009. The Company does not expect the adoption of this FSP to have a material impact on its consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about an entity’s derivative and hedging activities with the intent of improving the transparency of financing reporting as the use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Currently, the Company uses interest rate swap agreements to hedge the risks related to the variable interest paid on its term loans. The current effects of the Company’s hedging activities are not significant to its consolidated financial statements. However, the new standard will require the Company to provide an enhanced understanding of 1) how and why it uses derivative instruments, 2) how it accounts for derivative instruments and the related hedged items, and 3) how derivatives and related hedged items affect its financial position, financial performance and cash flows. In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” a new pronouncement intended to improve the disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial statements of the sellers of these instruments and by requiring additional disclosure about the current status of the payment/performance risk of a guarantee. Adoption of FASB Statement No. 161 will first be required for the Company’s consolidated financial statements covering the quarter ending April 30, 2009. The provisions of the FSP that amend FASB Statement No. 133 and Interpretation No. 45 will be effective for the Company's consolidated financial statements for the year ending January 31, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. SFAS No. 141R will be effective for the Company for business combinations occurring subsequent to January 31, 2009. The accounting for future acquisitions, if any, may be affected by this pronouncement and will be evaluated by the Company at that time.

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

In 2003, Argan completed the sale of Puroflow Incorporated, a wholly-owned subsidiary, to Western Filter Corporation (“WFC”). Proceeds in the amount of $300,000 were placed in escrow, and were included in the condensed consolidated balance sheets at October 31, 2008 and January 31, 2008, to indemnify WFC from any damages resulting from any breach of representations and warranties under the stock purchase agreement. This escrow fund was liquidated in December 2008, in connection with the settlement of the litigation with WFC (see Note 14).

For certain construction projects, cash may be held in escrow as a substitute for retainage. Cash held in escrow for retainage at January 31, 2008 in the amount of approximately $2.1 million related to a completed project was released and paid to the Company in the first quarter of the current fiscal year.

NOTE 3 - ACCOUNTS RECEIVABLE AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS

Accounts receivable and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billing to customers under construction-type contracts varies based on individual contracts and often differs from the period in which revenue is recognized. The amounts of estimated earnings in excess of billings included in the condensed consolidated balance sheets at October 31, 2008 and January 31, 2008 were $217,000 and $242,000, respectively, and were expected to be billed and collected in the normal course of business. Retainages included in accounts receivable represent amounts withheld by construction customers until a defined phase of a contract or project has been completed and accepted by the customer. There were no retainage amounts included in accounts receivable at October 31, 2008. Retainage amounts included in accounts receivable were approximately $5.6 million at January 31, 2008. The length of retainage periods may vary, but they are typically between six months and two years.

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to vary by customer due to the different financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its current accounts receivable. The Company’s allowance for doubtful accounts balance was $70,000 at January 31, 2008. The allowance was increased to $22,258,000 at October 31, 2008 offset by the elimination of a corresponding amount of billings in excess of cost and earnings.

NOTE 4 - INVENTORIES

Inventories are stated at the lower of cost or market (i.e., net realizable value). Cost is determined on the first-in first-out (FIFO) method and includes material, labor and overhead costs. Fixed overhead is allocated to inventory based on the normal capacity of the Company’s production facilities. Any costs related to idle facilities, excess spoilage, excess freight or re-handling are expensed currently as period costs. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors (i.e. - lot expiration dates, the ability to recertify or test for extended expiration dates, the number of products that can be produced using the available raw materials and the market acceptance or regulatory issues surrounding certain materials) in evaluating net realizable value. The amounts expensed for inventory obsolescence were approximately $640,000 and $286,000, respectively, during the three months ended October 31, 2008 and 2007, and were approximately $812,000 and $378,000, respectively, during the nine months ended October 31, 2008 and 2007.

Inventories consisted of the following amounts at October 31, 2008 and January 31, 2008:

	October 31, 2008	January 31, 2008
Raw materials	$3,118,000	$2,846,000
Work-in process	175,000	43,000
Finished goods	154,000	144,000
Less: reserves	(914,000)	(225,000)
Inventories, net	$2,533,000	$2,808,000

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. Depreciation expense amounts for property and equipment, including assets under capital leases, were approximately $121,000 and $285,000, respectively, for the three months ended October 31, 2008 and 2007, and were approximately $732,000 and $845,000, respectively, for the nine months ended October 31, 2008 and 2007. The costs of maintenance and repairs (totaling approximately $175,000 and $422,000 for the three and nine months ended October 31, 2008) are expensed as incurred. Such costs were approximately $172,000 and $431,000, respectively, for the three and nine months ended October 31, 2007. Major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. During the second quarter of the current year, the Company recorded an impairment loss in the amount of $939,000 related to the fixed assets of VLI as described in Note 6. Since then, the costs of fixed asset purchases at VLI have been expensed; such costs amounted to approximately $23,000 for the three months ended October 31, 2008.

Property and equipment at October 31, 2008 and January 31, 2008 consisted of the following:

	October 31, 2008	January 31, 2008
Leasehold improvements	$1,033,000	$1,051,000
Machinery and equipment	2,627,000	3,778,000
Trucks and other vehicles	1,260,000	1,263,000
	4,920,000	6,092,000
Less – accumulated depreciation	(3,589,000)	(3,200,000)
Property and equipment, net	$1,331,000	$2,892,000

NOTE 6 - INTANGIBLE ASSETS

In connection with the acquisitions of GPS, VLI and SMC, the Company recorded goodwill and other purchased intangible assets including contractual and other customer relationships, proprietary formulas, non-compete agreements and trade names. In accordance with FASB Statement of Financial Accounting Standards  No. 142, “Goodwill and Other Intangible Assets,” the Company reviews for impairment, at least annually, the carrying values of goodwill and other purchased intangible assets deemed to have an indefinite life. The Company tests for impairment of goodwill and these other intangible assets more frequently if events or changes in circumstances indicate that the asset value might be impaired. Long-lived assets, including purchased intangible assets deemed to have finite lives, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount should be assessed pursuant to FASB Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

VLI has continued to report operating results that are below expected results. The loss of major customers and the reduction in the amounts of orders received from current major customers have caused net revenues to continue to decline and this business to operate at a loss. Accordingly, during the second quarter of the current year, we conducted analyses in order to determine whether additional impairment losses had occurred related to the goodwill and the long-lived assets of VLI. The assessment analyses indicated that the carrying value of the business exceeded its fair value, that the carrying values of VLI’s long-lived assets were not recoverable and that the carrying values of the long-lived assets exceeded their corresponding fair values. As a result, VLI recorded impairment losses related to goodwill, other purchased intangible assets, and fixed assets in the amounts of $921,000, $86,000 and $939,000, respectively, that were included in the condensed consolidated statements of operations for the nine months ended October 31, 2008.

During the quarter ended October 31, 2007, the Company conducted a similar asset impairment analysis related to VLI. After analyzing this business using both an income approach and a market approach, the Company recorded a goodwill impairment loss of $3,826,000. The declining financial performance also suggested that the carrying value of VLI’s long-lived intangible assets, including non-contract customer relationships and non-compete agreements, might be impaired. The Company determined that the net unadjusted carrying values of these assets exceeded estimated amounts based on the undiscounted future cash flows attributable to these assets. Using fair values based on the estimated amounts of discounted cash flows, the Company recorded asset impairment losses in the amounts of $513,000 and $327,000, respectively. The total amount of $4,666,000 for the impairment of goodwill and other intangible assets was included in the condensed consolidated statements of operations for the nine months ended October 31, 2007.

The Company’s intangible assets consisted of the following at October 31, 2008 and January 31, 2008:

		October 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	January 31, 2008 Net Amount
Intangible assets being amortized:
Contractual customer relationships - VLI and SMC	5-7 years	$2,190,000	$2,014,000	$176,000	$379,000
Customer relationships - GPS	1-2 years	6,678,000	6,678,000	—	904,000
Proprietary formulas - VLI	3 years	1,813,000	1,813,000	—	—
Non-compete agreements - GPS and VLI	5 years	1,731,000	1,393,000	338,000	424,000
Trade name - GPS	15 years	3,643,000	460,000	3,183,000	3,365,000
Intangible assets not being amortized:
Trade name - SMC	Indefinite	224,000	—	224,000	224,000
Total other intangible assets		$16,279,000	$12,358,000	$3,921,000	$5,296,000

Goodwill	Indefinite	$19,416,000	$—	$19,416,000	$20,337,000

Amortization expense totaling $115,000 for the three months ended October 31, 2008, consisted of $26,000, $61,000 and $28,000 for contractual customer relationships, the trade name and non-compete agreements, respectively. Amortization expense totaling $1,201,000 for the three months ended October 31, 2007, consisted of $985,000, $60,000, $118,000, and $38,000 for contractual customer relationships, the trade name, non-compete agreements and proprietary formulas, respectively.

Amortization expense totaling $1,289,000 for the nine months ended October 31, 2008, consisted of $1,021,000, $183,000 and $85,000 for contractual customer relationships, the trade name and non-compete agreements, respectively. Amortization expense totaling $5,290,000 for the nine months ended October 31, 2007, consisted of $4,490,000, $182,000, $350,000 and $268,000 for contractual customer relationships, the trade name, non-compete agreements and proprietary formulas, respectively.

NOTE 7 – INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

In June 2008, the Company announced that GPS had entered into a business partnership with Invenergy Wind Management LLC for the design and construction of wind-energy farms located in the United States and Canada. The business partners each own 50% of a new company, Gemma Renewable Power, LLC (“GRP”). GRP provides engineering, procurement and construction services for new wind farms generating electrical power including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades. In connection with the formation of GRP, GPS has made cash investments totaling $1.6 million. At October 31, 2008, the formation agreement provided for GPS to make an additional contribution of $1.4 million which has been deferred.

The Company accounts for its investment in GRP using the equity method. Under this method, the Company records its proportionate share of GRP’s net income or loss based on the most recent available quarterly financial statements. As GRP follows a calendar year basis of financial reporting, the Company’s results of operations for the three months ended October 31, 2008 included the Company’s share of GRP’s net loss from July 1, 2008 through September 30, 2008. The results of operations for the nine months ended October 31, 2008 included the Company’s share of GRP’s net loss from the date of formation (May 27, 2008) through September 30, 2008. The Company’s share of the net losses for these periods was approximately $195,000 and $359,000, respectively. The net investment in GRP was included in the Company’s condensed consolidated balance sheet at October 31, 2008.

NOTE 8 - DEBT

The Company has financing arrangements with the Bank including an amended 3-year term loan for VLI in the initial amount of $1.4 million which bears interest at LIBOR (3.12% at October 31, 2008) plus 3.25%; a 4-year term loan in the initial amount of $8.0 million which bears interest at LIBOR plus 3.25%, the proceeds from which were used to acquire GPS; and a revolving loan with a maximum borrowing amount of $4.25 million available until May 31, 2010, with interest at LIBOR plus 3.25%. The outstanding principal amounts of the VLI and GPS loans were $417,000 and $4,333,000, respectively, at October 31, 2008. No borrowed amounts were outstanding under the revolving loan at October 31, 2008.

The financing arrangements with the Bank require compliance with certain financial covenants at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period), including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt due and payable. At October 31, 2008 and January 31, 2008, the Company was in compliance with the covenants of its amended financing arrangements.

During the year ended January 31, 2007, the Company entered into interest rate swap agreements as cash flow hedges related to the VLI and GPS loans with a total initial notional amount of $5,125,000 and terms of three years. Under the swap agreements, the Company receives a floating rate based on the LIBOR interest rate and pays fixed rates; the Company’s weighted-average fixed rate related to its interest rate swap agreements is 5.22%. At October 31, 2008 and January 31, 2008, the Company’s consolidated balance sheets included liabilities in the amounts of $58,000 and $107,000, respectively, in order to recognize the fair value of the interest rate swaps; these amounts were included in other long-term liabilities in the accompanying condensed consolidated balance sheets.

Total interest expense amounts related to the VLI and GPS loans were $99,000 and $167,000 for the three months ended October 31, 2008 and 2007, respectively, and were $322,000 and $535,000 for the nine months ended October 31, 2008 and 2007, respectively.

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

A summary of stock option activity under the Option Plan during the nine months ended October 31, 2008 is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contract Term (Years)	Weighted- Average Fair Value
Outstanding, January 31, 2008	426,000	$6.07
Granted	205,000	$12.15
Exercised	(98,000)	$6.35
Forfeited or expired	(51,000)	$10.13
Outstanding, October 31, 2008	482,000	$8.17	6.8	$4.56
Exercisable, October 31, 2008	257,000	$4.76	6.1	$2.72
Exercisable, January 31, 2008	235,000	$4.16	6.9	$2.19

The weighted-average grant date fair value amount per share for stock options awarded during the nine months ended October 31, 2008 was $6.74. Compensation expense amounts relating to vesting stock options were $60,000 and $182,000, respectively, in the three months ended October 31, 2008 and 2007 and were $848,000 and $282,000, respectively, in the nine months ended October 31, 2008 and 2007. At October 31, 2008, there was $836,000 in unrecognized compensation cost related to stock options granted under the Option Plan. The end of the period over which the compensation expense for these awards is expected to be recognized is October 2009. The total intrinsic value of the stock options exercised during the nine months ended October 31, 2008 was approximately $951,000. The aggregate intrinsic value amount for exercisable stock options at October 31, 2008 was approximately $1,823,000.

The fair value of each stock option granted in the nine months ended October 31, 2008 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Nine Months Ended October 31, 2008
Dividend yield	—
Expected volatility	61.22%
Risk-free interest rate	4.00%
Expected life in years	5

The Company also has outstanding warrants to purchase 204,000 shares of the Company’s common stock as of October 31, 2008, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003 to three individuals who became the executive officers of the Company upon completion of the offering and also to an investment advisory firm. A director of the Company is the chief executive officer of the investment advisory firm. The fair value of the issued warrants of $849,000 was recognized as offering costs. All warrants are exercisable and expire in April 2013.

At October 31, 2008, there were 1,227,000 shares of the Company’s common stock available for issuance upon the exercise of stock options and warrants, including 542,000 shares of the Company’s common stock available for award under the Option Plan.

NOTE 11 - NET INCOME (LOSS) PER SHARE

Basic income per share amounts for the three and nine months ended October 31, 2008, were computed by dividing net income by the weighted average number of common shares outstanding for the applicable period. Diluted income per share amounts were computed in accordance with the treasury stock method by dividing net income by the weighted average number of common shares outstanding during the applicable period plus 317,000 and 342,000 shares representing the total dilutive effects of outstanding stock options and warrants for the three and nine months ended October 31, 2008, respectively.

Basic loss per share amounts for the three and nine months ended October 31, 2007 were calculated by dividing the net loss for the applicable period by the weighted average number of common shares outstanding for the applicable period. Common stock equivalents, including stock options and warrants, were not considered because the effect of their inclusion would be anti-dilutive.

NOTE 12 - INCOME TAXES

The Company’s income tax expense for the nine months ended October 31, 2008 differs from the expected income tax expense computed by applying the U.S. Federal corporate income tax rate of 34% to the income from operations before income taxes as shown in the table below. For the nine months ended October 31, 2008, the unfavorable tax effect of permanent items reflects primarily the impairment loss recorded in the current year related to the goodwill of VLI. This impairment loss is not deductible for income tax reporting purposes.

Despite reporting a loss from operations before income taxes of $1,387,000 for the nine months ended October 31, 2007, the Company recorded income tax expense of $1,253,000 for the period. In the prior year, the Company was adversely impacted by its inability to utilize certain current operating losses for state income tax reporting purposes. In addition, the goodwill impairment loss of $3,826,000 was not deductible for income tax reporting purposes.

	2008	2007
Computed expected income tax (expense) benefit	$(2,746,000)	$471,000
State income taxes, net	(179,000)	(386,000)
Permanent differences	(167,000)	(1,338,000)
	$(3,092,000)	$(1,253,000)

As of October 31, 2008 and January 31, 2008, accrued expenses included income tax amounts currently payable of approximately $726,000 and $1,003,000, respectively.

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

NOTE 13 - TERMINATED CONSTRUCTION CONTRACT

Pursuant to an amended agreement between GPS and a customer covering engineering, procurement and construction services (the “EPC Agreement”), the deadline date for the customer to obtain financing for the completion of the project lapsed during the current year. Financing was not obtained and the EPC Agreement was terminated. Attempts by the customer to sell the partially completed plant have been unsuccessful. Construction activity on this project was suspended in November 2007.

In order to reflect the termination of the EPC Agreement and the exhaustion of the customer’s efforts to finance or to sell the plant, the Company established a reserve against the balance of accounts receivable from this customer and eliminated the related balance from billings in excess of cost and earnings in the current quarter resulting in a net increase to consolidated revenues of approximately $500,000. No additional loss was incurred by the Company in connection with the termination of the EPC Agreement.

NOTE 14 - LEGAL CONTINGENCIES

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of current claims and proceedings will have a material effect on the Company’s consolidated financial statements other than the matters discussed below.

Western Filter Corporation Litigation

On March 22, 2005, WFC filed a civil action against the Company, and its executive officers. The suit was filed in the Superior Court of the State of California for the County of Los Angeles. WFC purchased the capital stock of the Company's wholly owned subsidiary, Puroflow Incorporated, pursuant to the terms of the Stock Purchase Agreement dated October 31, 2003. WFC alleged that the Company and its executive officers breached the Stock Purchase Agreement between WFC and the Company and engaged in misrepresentations and negligent conduct with respect to the Stock Purchase Agreement. WFC sought declaratory relief, compensatory and punitive damages in an amount to be proven at trial as well as the recovery of attorney's fees. This action was removed to the United States District Court for the Central District of California. The Company and its officers denied that any breach of contract or that any misrepresentations or negligence occurred on their part. This case was scheduled for trial on April 10, 2007. On March 15, 2007, the District Court granted the Company and its executive officers' motion for summary judgment, thereby dismissing WFC's lawsuit against the Company and its executive officers in its entirety. WFC appealed the District Court’s decision.  The parties filed their appellate briefs and oral arguments occurred on June 3, 2008. On August 25, 2008, the Ninth Circuit Court of Appeals reversed the summary judgment decision and remanded the case back to the District Court.

Although the Company continues to believe that the plaintiff’s claims were without merit, the parties have agreed to an out-of-court settlement of this litigation. Pursuant to the corresponding agreement between the parties, the Company made a payment to WFC in the amount of $750,000 in December 2008 in order to settle the lawsuit. This payment was funded, in part, with $300,000 previously held in escrow related to the sale of WFC. The Company expects that $250,000 of the difference will be reimbursed by the Company’s insurance company. As of October 31, 2008, the Company had accrued the amount of its loss incurred in connection with the settlement resulting in additional legal expense of approximately $221,000. This amount was included in selling, general and administrative expenses in the accompanying statements of operations for the three and nine months ended October 31, 2008.

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

Although the Company has reviewed the claims of Mr. Thomas and believes that they are without merit, the Company’s condensed consolidated balance sheet at October 31, 2008 included an amount in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed in connection with this matter. It is possible however, that the ultimate resolution of the litigation with Mr. Thomas could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.

On March 4, 2008, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in the Circuit Court of Florida for Collier County. VFI, which is owned by Kevin Thomas, supplied VLI with certain organic raw materials used in the manufacture of VLI products.  VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier.  VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI's customers. VLI and its president filed their Answer and Affirmative Defenses on May 8, 2008. VLI and its president deny that VLI breached any contract or that its president defamed VFI. The defendants intend to continue to vigorously defend this lawsuit. The Company’s condensed consolidated balance sheet at October 31, 2008 included an amount in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed in connection with this matter.

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

The Company entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to the Company, and the Company committed to purchase on an as-needed basis, certain organic products. Last year, VLI made $47,000 in purchases under the supply agreement through March 2007, the date on which the former officer and shareholder of VLI was terminated.

The Company also sold its products in the normal course of business to an entity in which the former shareholder of VLI had an ownership interest. VLI had approximately $117,000 in prior year net revenues related to this entity through the aforementioned termination in March 2007 which were recorded in the quarter ended April 30, 2007; this amount was collected.

During the start-up period and under an agreement with GRP, GPS is incurring certain costs on behalf of GRP. In addition, GPS provides administrative and accounting services for GRP. The total amounts of such reimbursable costs in the three and nine months ended October 31, 2008 were approximately $541,000 and $1,080,000, respectively.

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

The following business segment information is presented for the three and nine months ended October 31, 2008 and 2007, except for total assets and goodwill which amounts are presented as of those dates:

Three Months Ended October 31, 2008	Power Industry Services	Nutritional Products	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$36,387,000	$2,662,000	$2,338,000	$—	$41,387,000
Cost of revenues	29,742,000	2,983,000	1,824,000	—	34,549,000
Gross profit	6,645,000	(321,000)	514,000	—	6,838,000
Selling, general and administrative expenses	933,000	582,000	393,000	1,182,000	3,090,000
Income (loss) from operations	5,712,000	(903,000)	121,000	(1,182,000)	3,748,000
Interest expense	(89,000)	(13,000)	—	(6,000)	(108,000)
Interest income	480,000	—	—	129,000	609,000
Equity in the net loss of unconsolidated subsidiary	(195,000)	—	—	—	(195,000)
Income (loss) before income taxes	$5,908,000	$(916,000)	$121,000	$(1,059,000)	4,054,000
Income tax expense					(1,430,000)
Net income					$2,624,000
Amortization of purchased intangibles	$87,000	$2,000	$26,000	$—	$115,000
Depreciation and other amortization	$53,000	$—	$103,000	$3,000	$159,000
Goodwill	$18,476,000	$—	$940,000	$—	$19,416,000
Total assets	$93,054,000	$4,915,000	$3,960,000	$38,139,000	$140,068,000
Fixed asset additions	$24,000	$—	$25,000	$—	$49,000

Three Months Ended October 31, 2007	Power Industry Services	Nutritional Products	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$42,017,000	$4,617,000	$2,629,000	$—	$49,263,000
Cost of revenues	35,548,000	4,193,000	2,076,000	—	41,817,000
Gross profit	6,469,000	424,000	553,000	—	7,446,000
Selling, general and administrative expenses	1,892,000	1,047,000	346,000	1,096,000	4,381,000
Impairment losses of VLI	—	4,666,000	—	—	4,666,000
Income (loss) from operations	4,577,000	(5,289,000)	207,000	(1,096,000)	(1,601,000)
Interest expense	(145,000)	(26,000)	—	—	(171,000)
Interest income	1,067,000	—	—	7,000	1,074,000
Income (loss) before income taxes	$5,499,000	$(5,315,000)	$207,000	$(1,089,000)	(698,000)
Income tax expense					(1,259,000)
Net loss					$(1,957,000)
Amortization of purchased intangibles	$947,000	$228,000	$26,000	$—	$1,201,000
Depreciation and other amortization	$45,000	$140,000	$135,000	$4,000	$324,000
Goodwill	$16,476,000	$2,739,000	$940,000	$—	$20,155,000
Total assets	$124,193,000	$9,909,000	$4,896,000	$14,799,000	$153,797,000
Fixed asset additions	$31,000	$88,000	$164,000	$—	$283,000

Nine Months Ended October 31, 2008	Power Industry Services	Nutritional Products	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$151,034,000	$7,287,000	$6,570,000	$—	$164,891,000
Cost of revenues	131,425,000	7,701,000	5,474,000	—	144,600,000
Gross profit	19,609,000	(414,000)	1,096,000	—	20,291,000
Selling, general and administrative expenses	4,354,000	2,097,000	1,143,000	3,524,000	11,118,000
Impairment losses of VLI	—	1,946,000	—	—	1,946,000
Income (loss) from operations	15,255,000	(4,457,000)	(47,000)	(3,524,000)	7,227,000
Interest expense	(283,000)	(47,000)	—	(6,000)	(336,000)
Interest income	1,374,000	—	—	171,000	1,545,000
Equity in the net loss of unconsolidated subsidiary	(359,000)	—	—	—	(359,000)
Income (loss) before income taxes	$15,987,000	$(4,504,000)	$(47,000)	$(3,359,000)	8,077,000
Income tax expense					(3,092,000)
Net income					$4,985,000
Amortization of purchased intangibles	$1,166,000	$45,000	$78,000	$—	$1,289,000
Depreciation and other amortization	$152,000	$297,000	$386,000	$7,000	$842,000
Fixed asset additions	$113,000	$131,000	$69,000	$—	$313,000

Nine Months Ended October 31, 2007	Power Industry Services	Nutritional Products	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$130,970,000	$14,602,000	$7,260,000	$—	$152,832,000
Cost of revenues	119,383,000	12,481,000	5,776,000	—	137,640,000
Gross profit	11,587,000	2,121,000	1,484,000	—	15,192,000
Selling, general and administrative expenses	6,998,000	3,231,000	1,044,000	2,442,000	13,715,000
Impairment losses of VLI	—	4,666,000	—	—	4,666,000
Income (loss) from operations	4,589,000	(5,776,000)	440,000	(2,442,000)	(3,189,000)
Interest expense	(461,000)	(88,000)	(1,000)	—	(550,000)
Interest income	2,343,000	—	—	9,000	2,352,000
Income (loss) before income taxes	$6,471,000	$(5,864,000)	$439,000	$(2,433,000)	(1,387,000)
Income tax expense					(1,253,000)
Net loss					$(2,640,000)
Amortization of purchased intangibles	$4,375,000	$837,000	$78,000	$—	$5,290,000
Depreciation and other amortization	$139,000	$434,000	$383,000	$12,000	$968,000
Fixed asset additions	$35,000	$212,000	$260,000	$—	$507,000

During the three and nine months ended October 31, 2008, the majority of the Company’s net revenues related to engineering, procurement and construction services that were provided by GPS to the power industry. Total net revenues from power industry services accounted for approximately 88% and 92% of consolidated net revenues for the periods, respectively. The Company’s most significant current year customer relationships included two power industry service customers which accounted for approximately 44% and 39%, respectively, of consolidated net revenues for the current quarter, and approximately 43% and 47%, respectively, of consolidated net revenues year to date. VLI, which provides nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry, accounted for approximately 6% and 4% of consolidated net revenues for the three and nine months ended October 31, 2008, respectively. SMC, which provides infrastructure services to telecommunications and utility customers as well as to the federal government, accounted for approximately 6% and 4% of consolidated net revenues for the three and nine month periods ended October 31, 2008, respectively.

For the three and nine months ended October 31, 2007, net revenues from power industry services represented approximately 85% and 86% of consolidated net revenues, respectively. The Company’s most significant customer relationships during this period included four power industry service customers, which accounted for approximately 31%, 24%, 16% and 14%, respectively, of consolidated net revenues for the three months ended October 31, 2007, and approximately 23%, 16%, 23% and 17%, respectively, of consolidated net revenues for the nine months ended October 31, 2007. VLI and SMC accounted for approximately 9% and 5%, respectively, of consolidated net revenues for the three months ended October 31, 2007, and approximately 10% and 5%, respectively, of consolidated net revenues for the nine months ended October 31, 2007.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2008, and the results of operations for the three and nine months ended October 31, 2008 and 2007, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008 that was filed with the Securities and Exchange Commission on April 24, 2008 (the “2008 Annual Report”).

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

Introduction

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts operations through our wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) that we acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) that we acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) that we acquired in July 2003. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment - power industry services, nutritional products and telecommunications infrastructure services, respectively.

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

In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, those related to our allowances for doubtful accounts and inventory obsolescence. Included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2008 are a discussion of critical accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and a description of the Company’s significant accounting policies in Item 8, specifically Note 2 to the consolidated financial statements.

New Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS 157-3, “Determining the Fair Value of an Asset When the Market for That Asset Is Not Active,” with the intent to clarify the application of FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) in a market that is not active by providing an example to illustrate the key considerations in the application of this guidance. It emphasizes that the use of a reporting entity’s own assumptions about future cash flows and an appropriately risk-adjusted discount rate in determining the fair value for a financial asset is acceptable when relevant observable inputs are not available. This FSP was effective upon its issuance. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Certain provisions of this standard relating to financial assets and financial liabilities were effective for us beginning February 1, 2008. The effective provisions of this standard did not have a material impact on our consolidated financial statements. Adoption of the other provisions of this standard relating primarily to nonfinancial assets and nonfinancial liabilities will first be required for our consolidated financial statements covering the quarter ending April 30, 2009. The adoption of these provisions is not expected to have a material impact on our consolidated financial statements. The significant nonfinancial items included in our consolidated balance sheet include property and equipment, goodwill and other purchased intangible assets.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the “GAAP Hierarchy”) and mandates that the GAAP Hierarchy reside in the accounting literature as opposed to the audit literature. This pronouncement will become effective 60 days following approval by the SEC. We do not believe this pronouncement will impact our consolidated financial statements.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and  intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement of Financial Accounting Standards No. 141R (see description below) and other U.S. generally accepted accounting principles. This FSP is effective for our interim and annual financial statements beginning in the fiscal year commencing February 1, 2009. We do not expect the adoption of this FSP to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about an entity’s derivative and hedging activities with the intent of improving the transparency of financing reporting as the use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Currently, we use interest rate swap agreements to hedge the risks related to the variable interest paid on our term loans. The current effects of our hedging activities are not significant to our consolidated financial statements. However, the new standard will require us to provide an enhanced understanding of 1) how and why we use derivative instruments, 2) how we account for derivative instruments and the related hedged items, and 3) how derivatives and related hedged items affect our financial position, financial performance and cash flows. In September 2008, the FASB issued FSP No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” a new pronouncement intended to improve the disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial statements of the sellers of these instruments and by requiring additional disclosure about the current status of the payment/performance risk of a guarantee. Adoption of FASB Statement No. 161 will first be required for our consolidated financial statements covering the quarter ending April 30, 2009. The provisions of the FSP that amend FASB Statement No. 133 and Interpretation No. 45 will be effective for the Company's consolidated financial statements for the year ending January 31, 2009.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulted in a business combination are recognized in income from continuing operations in the period of the combination. For us, SFAS 141R will be effective for business combinations occurring subsequent to January 31, 2009. The accounting for future acquisitions, if any, may be affected by this pronouncement and will be evaluated at that time.

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

Recent Events

New Construction Projects and Backlog. Our energy-plant construction contract backlog was $505 million at October 31, 2008, not including the backlog of GRP (see the discussion of the “Investment in Unconsolidated Subsidiary” below).  The comparable construction contract backlog was $122 million at January 31, 2008.

In October 2008, we announced that GPS signed an engineering, procurement and construction agreement and received a limited notice to proceed from Competitive Power Ventures Inc. (“CPV”) to design and build the Sentinel Power Project. This project, valued at $211 million, consists of eight simple cycle gas-fired peaking plants with a total power rating of 800 megawatts to be located in southern California. The project is currently expected to be completed in 2012. CPV has a power supply agreement with Southern California Edison.

In May 2008, we announced that GPS signed an engineering, procurement and construction agreement with Pacific Gas & Electric Company (“PG&E”) in the amount of $340 million for the design and construction of a natural gas-fired power plant in Colusa, California.  This energy plant is planned to be a 640 megawatt combined cycle facility and construction is expected to be completed in 2010. We announced the receipt from PG&E of a full notice to proceed on this project in October 2008. GPS commenced activity on this project in the fourth quarter ended January 31, 2008 under an interim notice to proceed that it received from PG&E in December 2007.

Terminated Construction Contract. Pursuant to an amended agreement between GPS and a customer covering engineering, procurement and construction services (the “EPC Agreement”), the deadline date for the customer to obtain financing for the completion of the project lapsed during the current year. Financing was not obtained and the EPC Agreement was terminated. Attempts by the customer to sell the partially completed plant have been unsuccessful. Construction activity on this project was suspended in November 2007. In order to reflect the termination of the EPC Agreement and the exhaustion of the customer’s efforts to finance or sell the plant, we established a reserve against the balance of accounts receivable from this customer and eliminated the related balance of billings in excess of cost and earnings in the current quarter resulting in a net increase to consolidated revenues of approximately $500,000. No additional loss was incurred by the Company in connection with the termination of the EPC Agreement.

Private Placement Sale of Common Stock.  In July 2008, we completed a private placement sale of 2.2 million shares of common stock to investors at a price of $12.00 per share that provided net cash proceeds of approximately $25 million. It is expected that the proceeds will provide resources to support GPS’s cash requirements relating to the new wind-power energy subsidiary described below and will make available additional collateral to support the bonding requirements associated with future energy plant construction projects.

Investment in Unconsolidated Subsidiary. In June 2008, we announced that GPS had entered into a business partnership with Invenergy Wind Management LLC for the design and construction of wind farms located in the United States and Canada. The business partners each own 50% of a new company, Gemma Renewable Power, LLC (“GRP”). GRP provides engineering, procurement and construction services for new wind farms generating electrical power including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades. During the start-up phase of this new business and pursuant to the formation document, GPS has contributed $1,600,000 cash to GRP. In accordance with the equity method of accounting for unconsolidated subsidiaries, the condensed consolidated statements of operations for the three and nine months ended October 31, 2008 included our share of the net loss incurred to date by GRP in the approximate amounts of $195,000 and $359,000, respectively. In October 2008, GRP received an initial limited notice to proceed on a project to design and build the expansion of a wind farm in LaSalle County, Illinois; the estimated contract value of this project is $50 million.

Performance of VLI. During the second quarter of the current fiscal year, we conducted analyses in order to determine whether additional impairment losses had occurred related to the goodwill and the long-lived assets of VLI. The new assessment analyses indicated that the carrying value of the business exceeded its fair value, that the carrying values of VLI’s long-lived assets were not recoverable and that the carrying values of the long-lived assets exceeded their corresponding fair values. As a result, VLI recorded impairment losses related to goodwill, other purchased intangible assets, and fixed assets in the amounts of $921,000, $86,000 and $939,000, respectively, that were included in the condensed consolidated statements of operations for the nine months ended October 31, 2008. These adjustments eliminated the remaining carrying value of VLI’s goodwill and significantly reduced the carrying values of VLI’s other purchased intangible assets and fixed assets. The declining product sales of VLI have also caused the overstocking of various inventory items, in particular liquid adaptogens. Although VLI continues to hold discussions with potential new customers, efforts to secure orders for this product from additional customers have been unsuccessful so far this year. As a result, VLI increased its reserve for overstocked and obsolete inventory by approximately $640,000 during the current quarter with the corresponding charge included in VLI’s cost of revenues for the three and nine months ended October 31, 2008. The remaining carrying value of adaptogen inventory and related deposits at October 31, 2008 was approximately $1.2 million.

Legal Matters.  As described in Item 1 of Part II of this Form 10-Q and in Note 14 to the condensed consolidated financial statements, we have agreed to an out-of-court settlement of the lawsuit with WFC. Pursuant to the corresponding agreement between the parties, we made a settlement payment to WFC in the amount of $750,000 in December 2008. This payment was funded, in part, with $300,000 previously held in escrow related to the sale of WFC. We expect that $250,000 of the difference will be reimbursed by our insurance company. As of October 31, 2008, we had accrued the amount of loss that we incurred in connection with the settlement resulting in additional legal expense of approximately $221,000. This amount was included in selling, general and administrative expenses in the accompanying statements of operations for the three and nine months ended October 31, 2008.

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

Comparison of the Results of Operations for the Three Months Ended October 31, 2008 and 2007

The following schedule compares the results of our operations for the three months ended October 31, 2008 and 2007. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding period.

	Three Months Ended October 31,
	2008		2007
Net revenues
Power industry services	$36,387,000	87.9%	$42,017,000	85.3%
Nutritional products	2,662,000	6.4%	4,617,000	9.4%
Telecommunications infrastructure services	2,338,000	5.7%	2,629,000	5.3%
Net revenues	41,387,000	100.0%	49,263,000	100.0%
Cost of revenues **
Power industry services	29,742,000	81.7%	35,548,000	84.6%
Nutritional products	2,983,000	112.1%	4,193,000	90.8%
Telecommunications infrastructure services	1,824,000	78.0%	2,076,000	79.0%
Cost of revenues	34,549,000	83.5%	41,817,000	84.9%
Gross profit	6,838,000	16.5%	7,446,000	15.1%
Selling, general and administrative expenses	3,090,000	7.5%	4,381,000	8.9%
Impairment losses of VLI	—	—%	4,666,000	9.5%
Income (loss) from operations	3,748,000	9.1%	(1,601,000)	(3.3)%
Interest expense	(108,000)	*	(171,000)	*
Interest income	609,000	1.0	1,074,000	2.2%
Equity in the net loss of unconsolidated subsidiary	(195,000)	*	—	—%
Income (loss) from operations before income taxes	4,054,000	9.8%	(698,000)	(1.4)%
Income tax expense	(1,430,000)	(3.5)%	(1,259,000)	(2.6)%
Net income (loss)	$2,624,000	6.3%	$(1,957,000)	(4.0)%

* Less than 1%.

** The percentage amounts for cost of revenues represent the percentage of net revenues of the applicable segment.

The following analysis provides information as to the results of our operations for the three month periods ended October 31, 2008 and 2007. As analyzed below, we reported net income of $2.6 million for the three months ended October 31, 2008, or $0.19 per diluted share. For the three months ended October 31, 2007, we reported a net loss of $2.0 million, or $(0.18) per diluted share.

Net Revenues. Net revenues decreased by approximately 16.0% in the three months ended October 31, 2008 compared with the three months ended October 31, 2007, due primarily to a decrease in the net revenues of GPS.

For the quarter ended October 31, 2008, the business of GPS represented 87.9% of consolidated net revenues. This business represented 85.3% of consolidated net revenues for the quarter ended October 31, 2007. The two significant customers of the power industry services business for the current quarter represented approximately 49.6% and 44.3% of the net revenues of this business segment for the current quarter, respectively, and represented approximately 43.6% and 38.9% of our consolidated net revenues for the current quarter, respectively. In the aggregate, four significant customers of the power industry services business represented approximately 99.0% of its net revenues for the quarter ended October 31, 2007, and approximately 30.6%, 23.9%, 15.8% and 14.2% of the Company’s consolidated net revenues for the three months ended October 31, 2007, respectively. By the beginning of the current quarter, three of these four projects had been completed. Although GPS has obtained new contracts that have increased its contract backlog substantially during the current year, the activity under the new work has not yet reached the level of activity experienced by GPS during the corresponding quarter of last year.

The net revenues from the sale of nutritional products by VLI were $2.7 million for the three months ended October 31, 2008, and represented 6.4% of consolidated net revenues. The net revenues from the sale of nutritional products were $4.6 million for the three months ended October 31, 2007. This amount represented 9.4% of consolidated net revenues for the prior-year period. The decrease in the net revenues of nutritional products of $2.0 million, or 42.3%, primarily was due to the loss of several large customers and lower than expected sales of products to many of VLI’s largest current customers.

Net revenues of the telecommunications infrastructure services of SMC were $2.3 million for the three months ended October 31, 2008 compared with $2.6 million for the three months ended October 31, 2007, representing a decrease in the net revenues of SMC of approximately 11.1%. The net revenues of this business segment for the three months ended October 31, 2008 and 2007 were 5.7% and 5.3% of consolidated net revenues for the corresponding periods, respectively. Net revenues related to inside premises customers increased by approximately 28.9% for the three months ended October 31, 2008 compared with the corresponding three months of the prior year due to primarily to increased demand for our services from EDS and other ISP customers. However, this strong performance was more than offset by reduced net revenues related to outside plant jobs. Although SMC signed a new eighteen-month contract with Verizon during the current quarter and net revenues related to this customer increased during the current quarter compared to the first and second quarters, the level of business from outside plant customers has declined by 28.3% between years. The uncertain contract situation that existed earlier in the current year and Verizon’s focus on its new FIOS transmission technology have adversely affected our business. Work performed for SMC’s other large outside plant customer also decreased between years.

Cost of Revenues. The cost of revenues for the power industry services business of GPS decreased in the three months ended October 31, 2008 to $29.7 million from $35.5 million in the three months ended October 31, 2007. The cost of revenues as a percentage of corresponding net revenues was 81.7% in the current quarter compared with 84.6% in the third quarter of last year. Our gross profit for the current quarter was favorably affected by the recognition in revenues of earned incentive fees related to construction services that totaled approximately $2.2 million.

Although the cost of revenues for the nutritional products business of VLI decreased in the three-month period ended October 31, 2008 to $3.0 million from $4.2 million in the three months ended October 31, 2007, the cost of revenues percentage increased to 112.1% of net revenues in the current quarter from a percentage of 90.8% in the corresponding quarter of the prior year due primarily to the provision for overstocked and obsolete inventory recorded in the current quarter in the amount of $640,000. In addition, on an overall basis, raw material costs as a percentage of net revenues increased between quarters due primarily to product pricing pressure from customers. Direct labor and related manufacturing overhead costs have been reduced between quarters. However, the reductions have not occurred in proportion to the reduction in net revenues.

Cost of revenues for the telecommunication infrastructure services business of SMC decreased by $252,000, or approximately 12.1%, in the current quarter compared with the same quarter a year ago, and decreased slightly as a percentage of corresponding net revenues to 78.0% in the current quarter from 79.0% in the third quarter last year.

 Although our overall gross profit percentage increased to 16.5% of consolidated revenues for the current quarter from a percentage of 15.1% of consolidated revenues in the corresponding period of the prior year, the gross profit declined in the current quarter to $6.8 million from $7.4 million in the corresponding period of the prior year due primarily to the deteriorating performance of VLI.

Selling, General and Administrative Expenses. These expenses decreased to $3.1 million for the three months ended October 31, 2008 from $4.4 million for the three months ended October 31, 2007, a reduction of approximately $1.3 million, or 29.5%. Amortization expense related to purchased intangible assets decreased by approximately $1.1 million in the current quarter compared with the third quarter of last year as the amortization expense related to contractual and other customer relationships decreased between quarters by approximately $959,000. Most of this decrease was scheduled and attributable to backlog for construction contracts completed by GPS last year. In addition, the impairment losses recorded by VLI last year served to reduce its amortization expense related to customer relationships and the noncompete agreement prospectively, and the amortization of propriety formulas was completed last year. We have also reduced selling, general and administrative expenses at VLI in the approximate amount of $238,000.

Interest Income and Expense. We reported interest income of $609,000 for the three months ended October 31, 2008 compared to interest income of $1.1 million for the three months ended October 31, 2007. During the current year, our cash balances have been invested in liquid money-market type collective funds. Although favorable cash flow from operations and the proceeds of the private placement sale of our common stock in the second quarter of the current year have increased the balance of our cash and cash equivalents, investment returns have declined as short-term interest rates have dropped substantially over the last year. Interest expense declined to $108,000 in the current quarter from $171,000 in the comparable quarter of the prior year due to the overall reduction in the level of debt between quarters. Debt payments have reduced the total balance of debt (including current and noncurrent portions) to approximately $4.7 million at October 31, 2008 from approximately $7.2 million at October 31, 2007.

Income Tax Expense. For the three months ended October 31, 2008, we incurred income tax expense of $1.4 million representing an effective income tax rate of 35.27% for the current quarter. The effective tax rate for the current quarter differs from the expected federal income tax rate of 34% due to the effect of state income taxes offset partially by the favorable net effect of permanent differences. Despite reporting a loss from operations before income taxes of $698,000 for the three months ended October 31, 2007, we incurred income tax expense of $1,259,000 for the period. In the prior year, the Company was adversely impacted by its inability to utilize certain current operating losses for state income tax reporting purposes. In addition, the goodwill impairment loss of $3,826,000 was not deductible for income tax reporting purposes, and represented a permanent difference between financial and income tax reporting.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2008 and 2007

The following schedule compares the results of our operations for the nine months ended October 31, 2008 and 2007. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding period.

	Nine Months Ended October 31,
	2008		2007
Net revenues
Power industry services	$151,034,000	91.6%	$130,970,000	85.7%
Nutritional products	7,287,000	4.4%	14,602,000	9.6%
Telecommunications infrastructure services	6,570,000	4.0%	7,260,000	4.7%
Net revenues	164,891,000	100.0%	152,832,000	100.0%
Cost of revenues **
Power industry services	131,425,000	87.0%	119,383,000	91.2%
Nutritional products	7,701,000	105.7%	12,481,000	85.5%
Telecommunications infrastructure services	5,474,000	83.3%	5,776,000	79.6%
Cost of revenues	144,600,000	87.7%	137,640,000	90.1%
Gross profit	20,291,000	12.3%	15,192,000	9.9%
Selling, general and administrative expenses	11,118,000	6.7%	13,715,000	9.0%
Impairment losses of VLI	1,946,000	1.2%	4,666,000	3.0%
Income (loss) from operations	7,227,000	4.4%	(3,189,000)	(2.1)%
Interest expense	(336,000)	*	(550,000)	*
Interest income	1,545,000	1.0	2,352,000	1.5%
Equity in the net loss of unconsolidated subsidiary	(359,000)	*	—	—%
Income (loss) from operations before income taxes	8,077,000	4.9%	(1,387,000)	*
Income tax expense	(3,092,000)	(1.9)%	(1,253,000)	*
Net income (loss)	$4,985,000	3.0%	$(2,640,000)	(1.7)%

                 * Less than 1%.

  ** The percentage amounts for cost of revenues represent the percentage of net revenues of the applicable segment.

The following analysis provides information as to the results of our operations for the nine month periods ended October 31, 2008 and 2007. As analyzed below, we reported net income of approximately $5.0 million for the nine months ended October 31, 2008, or $0.40 per diluted share. For the nine months ended October 31, 2007, we reported a net loss of $2.6 million, or $(0.24) per diluted share.

Net Revenues. Despite the reduction in consolidated revenues in the current quarter compared to the corresponding quarter of last year, our consolidated net revenues have increased by approximately 7.9% in the nine months ended October 31, 2008 compared with the nine months ended October 31, 2007 due to a 15.3% increase in the net revenues of GPS, partially offset by a 50.1% reduction in the net revenues of VLI and 9.5% reduction in the net revenues of SMC.

The business of GPS represented 91.6% of consolidated net revenues for the nine months ended October 31, 2008. This business represented 85.7% of consolidated net revenues for the nine months ended October 31, 2007. The net revenues related to two customers represented approximately 50.7% and 47.5% of the net revenues of this business segment for the current year period, respectively, and represented approximately 46.5% and 43.4% of our consolidated net revenues for the current year period, respectively. The power industry services business had four significant customers in the nine-month period ended October 31, 2007. In total, GPS recognized approximately 92.7% of its net revenues for the prior-year period under contracts with these customers. The net revenues for these four customers represented approximately 23.1%, 22.8%, 17.2% and 16.3% of the Company’s consolidated net revenues for the nine months ended October 31, 2007, respectively.

Net revenues from the sale of nutritional products by VLI were $7.3 million for the nine months ended October 31, 2008, which represented 4.4% of consolidated net revenues. Net revenues from the sale of nutritional products were $14.6 million for the nine months ended October 31, 2007. This amount represented 9.6% of consolidated net revenues for the prior year period. The decrease in the net revenues of nutritional products between years was approximately $7.3 million, or 50.1%. Sales to two of VLI’s four largest current year customers have decreased by approximately $3.1 million between years, and VLI lost two of its largest accounts that represented approximately $4.6 million of VLI’s revenues in the nine months ended October 31, 2007.

Net revenues of the telecommunications infrastructure services of SMC were $6.6 million for the nine months ended October 31, 2008 compared to $7.3 million for the nine months ended October 31, 2007, representing a decrease in the net revenues of SMC of approximately 9.5%. The net revenues of this business segment for the nine months ended October 31, 2008 and 2007 were 4.0% and 4.7% of consolidated net revenues for the corresponding periods, respectively. Net revenues related to inside premises customers increased by approximately 43.2% for the nine months ended October 31, 2008 compared with the corresponding nine months of the prior year due to increases in revenues related to EDS and other customers. However, this strong performance was more than offset by a 31.8% reduction between years in the net revenues related to outside plant jobs. The net revenues of the two largest customers of this business have declined between years.

Cost of Revenues. The cost of revenues for the power industry services business of GPS increased in the nine months ended October 31, 2008 to $131.4 million from $119.4 million in the nine months ended October 31, 2007. The cost of revenues as a percentage of corresponding net revenues declined between the periods. The percentage was 87.0% in the current year period compared with 91.2% in the prior year period, reflecting primarily the loss on one power plant construction project that was recorded last year in the amount of $11.6 million.

Although the cost of revenues for the nutritional products business of VLI decreased in the nine-month period ended October 31, 2008 to $7.7 million from $12.5 million in the nine months ended October 31, 2007, the cost of revenues expressed as a percentage of corresponding net revenues increased to 105.7% in the current year from a percentage of 85.5% in the corresponding period of the prior year. The cost of revenues for the current year includes a provision for inventory obsolescence of $812,000; the comparable amount for the prior fiscal year was $378,000. In addition, the declining sales and competitive product pricing pressures continued to squeeze gross margins and increased the recurring cost of excess production capacity.

The cost of revenues for the telecommunication infrastructure services business of SMC declined by $302,000, or approximately 5.2%, in the current year period compared with the corresponding period a year ago, but increased as a percentage of corresponding net revenues to 83.3% in the current period from 79.6% in the comparable period last year. On an overall basis, direct labor and related costs have been reduced between the periods. Despite the increased inside plant work requiring an increase in the use of subcontractors and an increase in job material and supply costs, the profitability of the inside plant work has improved between the periods. On the other hand, the effects of reduced net revenues and competitive pricing pressures have decreased the profit of the outside plant work between the periods.

Primarily as a result of the improvement in the performance of GPS, our overall gross profit increased to $20.3 million for the nine months ended October 31, 2008 from $15.2 million for the nine months ended October 31, 2007, and our gross profit percentage increased to 12.3% for the current year period from a percentage of 9.9% in the corresponding period of the prior year.

Selling, General and Administrative Expenses. These expenses decreased to $11.1 million for the nine months ended October 31, 2008 from $13.7 million for the nine months ended October 31, 2007, a reduction of $2.6 million, or 18.9%.

Amortization expense related to purchased intangible assets decreased by approximately $4.0 million in the current year period compared with the corresponding period of last year as the amortization expense related to contractual and other customer relationships decreased between years by approximately $3.5 million. Most of this decrease was scheduled and attributable to backlog for construction contracts completed by GPS last year. The impairment losses recorded by VLI last year served to reduce its amortization expense related to customer relationships and the noncompete agreement prospectively, and the amortization of propriety formulas was completed last year. Partially offsetting the favorable effects of the amortization expense reductions in the current period and reductions in expenses at VLI and SMC were an increase in salaries expense at GPS of approximately $513,000 and increases in certain corporate expenses. Stock option compensation expense has increased by $566,000 and legal fees related to the WFC and Thomas matters have increased by $310,000 between years.

Impairment Losses. The statement of operations for the nine months ended October 31, 2008 included the VLI impairment losses related to goodwill, other purchased intangible assets, and fixed assets in the total amount of approximately $1,946,000. Last year, VLI recorded impairment losses related to goodwill and other purchased intangible assets in the amounts of $3,826,000 and $840,000, respectively. Through scheduled amortization for the long-lived assets and additional impairment losses recorded by VLI in the fourth quarter last year and the second quarter this year, the carrying values have been essentially eliminated.

Interest Income and Expense. We reported interest income of $1.5 million for the nine months ended October 31, 2008 compared to interest income of $2.4 million for the nine months ended October 31, 2007, reflecting the decline in short-term investment returns over the last year. Interest expense declined to $336,000 in the current year period from $550,000 in the comparable period of the prior year due to the overall reduction in the level of debt between periods.

Income Tax Expense. For the nine months ended October 31, 2008, we incurred income tax expense of $3.1 million representing an effective income tax rate of 38.28%. The effective tax rate for the current year differs from the expected federal income tax rate of 34% due primarily to the effect of state income taxes and the unfavorable net effect of permanent differences. In addition, we established a valuation allowance during the current year related to the deferred state taxes of VLI in the amount of $57,000. The unfavorable effects of these factors was offset partially in the current year by the favorable effect of a credit to the deferred tax provision in the approximate amount of $116,000 reflecting the effect of the current year change in state income tax rates applied to our deferred tax items. Despite reporting a loss from operations before income taxes of $1,387,000 for the nine months ended October 31, 2007, we incurred income tax expense of $1,253,000 for the period. Last year, the Company was adversely impacted by its inability to utilize certain current operating losses for state income tax reporting purposes. In addition, the goodwill impairment loss of $3,826,000 recorded last year was not deductible for income tax reporting purposes, and represented a permanent difference between financial and income tax reporting.

Liquidity and Capital Resources as of October 31, 2008

Cash and cash equivalents have increased during the current year by approximately $26.3 million to approximately $93.1 million as of October 31, 2008 compared to $66.8 million as of January 31, 2008 due primarily to the addition of the net proceeds of the private placement sale of common stock completed in July 2008. We also have an available balance of $4.3 million under our revolving line of credit financing arrangement with our bank. The Company’s consolidated working capital increased during the current year from approximately $16.5 million as of January 31, 2008 to approximately $47.6 million as of October 31, 2008. During the current year, we reached agreement with the bank extending the availability of the revolving line of credit to May 2010.

Net cash provided by operations for the nine months ended October 31, 2008 was approximately $6.3 million.  We reported net income of approximately $5.0 million and our net non-cash expenses were approximately $4.3 million including impairment losses and the amortization of purchased intangible assets. In addition, cash in the amount of $4.1 million was released from escrow accounts as described in Note 2 to the condensed consolidated financial statements. Cash was used during the current year in connection with the net increase of $7.1 million in the other working capital accounts.

For the nine months ended October 31, 2007, despite a net loss of $2.6 million, net cash provided by operations was $55.0 million. Billings in excess of cost and earnings provided approximately $50.8 million in cash flow due primarily to an increase in cash collections as a result of a growth in operating activity. In addition, the Company reduced the amount of unbilled receivables during the prior fiscal year by approximately $11.4 million. Cash was used to reduce the level of accounts payable and accrued expenses by approximately $12.4 million during the prior year. The net amount of non-cash expenses in the prior year period, including impairment losses and the amortization of purchased intangible assets, was approximately $9.2 million.

During the nine months ended October 31, 2008, investing activities consisted of the payment of $2,000,000 in contingent acquisition price to the former owners of GPS (see Note 2 to the condensed consolidated financial statements) and the capital contribution of $1,600,000 made to GRP in connection with the formation and start-up of this unconsolidated subsidiary. We have also purchased equipment for a net cost of $216,000 during the current year. Last year, net cash of approximately $3.2 million was used in investing activities as the purchase of investments and equipment used net cash amounts of $2.7 million and $463,000, respectively.

Net cash of approximately $23.8 million was provided by financing activities during the nine months ended October 31, 2008. We completed the private placement sale of 2.2 million shares of our common stock in July 2008, providing net cash proceeds of approximately $25.0 million, and issued approximately 120,000 shares of our common stock in connection with the exercise of stock options and warrants, providing net cash proceeds of approximately $786,000. We used cash to make debt principal payments of $1.9 million. Last year, net cash of $1.9 million was used in financing activities, primarily to make debt principal payments.

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

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

We present Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) to provide investors with a supplemental measure of our operating performance. The following tables show our calculations of EBITDA for the three and nine months ended October 31, 2008 and 2007:

	Three Months Ended October 31,
	2008	2007
Net income (loss), as reported	$2,624,000	$(1,957,000)
Income tax expense	1,430,000	1,259,000
Depreciation and other amortization	159,000	324,000
Amortization of purchased intangible assets	115,000	1,201,000
Interest expense	108,000	171,000
Stock option compensation expense	60,000	182,000
Impairment losses of VLI	—	4,666,000
EBITDA	$4,496,000	$5,846,000

	Nine Months Ended October 31,
	2008	2007
Net income (loss), as reported	$4,985,000	$(2,640,000)
Income tax expense	3,092,000	1,253,000
Impairment losses of VLI	1,946,000	4,666,000
Amortization of purchased intangible assets	1,289,000	5,290,000
Stock option compensation expense	848,000	282,000
Depreciation and other amortization	842,000	968,000
Interest expense	336,000	550,000
EBITDA	$13,338,000	$10,369,000

Management uses EBITDA, a non-GAAP financial measure, for planning purposes, including the preparation of operating budgets and to determine appropriate levels of operating and capital investments. Management believes that EBITDA provides additional insight for analysts and investors in evaluating the Company's financial and operational performance and in assisting investors in comparing the Company's financial performance to those of other companies in the Company's industry. However, EBITDA is not intended to be an alternative to financial measures prepared in accordance with GAAP and should not be considered in isolation from our GAAP results of operations. Pursuant to the requirements of SEC Regulation G, reconciliations between the Company's GAAP and non-GAAP financial results for the three and nine months ended October 31, 2008 and 2007 are provided above and investors are advised to carefully review and consider this information as well as the GAAP financial results that are disclosed in our SEC filings.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of October 31, 2008. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

1)
On March 22, 2005, WFC filed a civil action against the Company and its executive officers. The suit was filed in the Superior Court of the State of California for the County of Los Angeles. WFC purchased the capital stock of the Company's wholly-owned subsidiary, Puroflow Incorporated, pursuant to the terms of the Stock Purchase Agreement dated October 31, 2003. WFC alleged that the Company and its executive officers breached the Stock Purchase Agreement between WFC and the Company and engaged in misrepresentations and negligent conduct with respect to the Stock Purchase Agreement. WFC sought declaratory relief, compensatory and punitive damages in an amount to be proven at trial as well as the recovery of attorney's fees. This action was removed to the United States District Court for the Central District of California. The Company and its officers denied that any breach of contract or that any misrepresentations or negligence occurred on their part.

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

The parties have agreed to an out-of-court settlement of this litigation. Pursuant to the corresponding agreement between the parties, the Company made a payment to WFC in the amount of $750,000 in December 2008 in order to settle the lawsuit. This payment was funded, in part, with $300,000 previously held in escrow related to the sale of WFC. The Company expects that $250,000 of the difference will be reimbursed by the Company’s insurance company.

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

In addition, we note the following risks related to our power industry services business that provided approximately 92% of consolidated net revenues for the nine months ended October 31, 2008.

Interruption of power plant construction projects could adversely affect future results of operations.

At any time, GPS has a limited number of construction contracts. Should any unexpected suspension, termination or delay of the work under such contracts occur, our results of operations may be materially and adversely affected.

Investment in the wind energy farm business partnership may not yield expected returns.

In June 2008, we announced that GPS had formed a 50%-owned unconsolidated subsidiary company with lnvenergy Wind Management LLC for the design and construction of wind energy farms. As of October 31, 2008, the Company and its partner in this business have each made cash investments of $1.6 million to the company. We expect that the new company, Gemma Renewable Power, LLC (“GRP”) will annually provide engineering, procurement and construction services for new wind energy farms generating more than an estimated 300 megawatts of electrical power. Should the future construction and other related services of GRP be at lower revenue levels than expected, or should GRP fail to profitably execute the projects that it may obtain, GPS may fail to receive returns from GRP as anticipated which may adversely affect our future results of our operations.

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

As a result of the foregoing, future amounts of consolidated net revenues, cash flow from operations, net income and earnings per share reported on a quarterly basis may vary in an uneven pattern and may not be indicative of the operating results expected for any other quarter or for an entire fiscal year, thus rendering consecutive quarter comparisons of our operating results a less meaningful way to assess the growth of our business.

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

Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. These documents are available free of charge from the SEC or from our corporate headquarters. Access to these documents is also available on our website. For more information about us and the announcements we make from time to time, you may visit our website at www.arganinc.com ..

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

ARGAN, INC.

December 12, 2008	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

December 12, 2008	By:	/s/ Arthur F. Trudel
Arthur F. Trudel
Senior Vice President, Chief Financial Officer and Secretary