Form 10-K
period 2009-01-31
ARGAN INC
filed 2009-04-15
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Fiscal Year Ended January 31, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to
Commission File Number 001-31756
ARGAN, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-1947195

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

One Church Street, Suite 201, Rockville, Maryland	20850

(Address of Principal Executive Offices)	(Zip Code)
301-315-0027
(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common Stock, $0.15 par value	NYSE Amex
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $86,564,000 on July 31, 2008 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE Amex stock exchange (formerly the American Stock Exchange) reported on that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of April 8, 2009: 13,444,618 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 23, 2009 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES
2009 FORM 10-K ANNUAL REPORT

PART I
ITEM 1. BUSINESS.
Argan, Inc. (“Argan”) conducts operations through its wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) that were acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) that was acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) that was acquired in July 2003 (together referred to as the “Company,” “we,” “us,” or “our”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment — power industry services, nutritional products and telecommunications infrastructure services, respectively. The net revenues of GPS, VLI and SMC represented approximately 91.6%, 4.5% and 3.9% of our consolidated net revenues for the fiscal year ended January 31, 2009.
Holding Company Structure
We intend to make additional acquisitions and/or investments. We intend to have more than one industrial focus and to identify those companies that are in industries with significant potential to grow profitably both internally and through acquisitions. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cash flows for the Company and value for our stockholders. Argan is a holding company with no operations other than its investments in GPS, SMC and VLI. At January 31, 2009, there were no restrictions with respect to inter-company payments from GPS, SMC and VLI to Argan.
Argan was organized as a Delaware corporation in May 1961. On October 23, 2003, the stockholders approved a plan providing for an internal restructuring whereby Argan became a holding company, and the operating assets and liabilities relating to its Puroflow Incorporated (“Puroflow”) business were transferred to a newly-formed, wholly owned subsidiary. The subsidiary then changed its name to “Puroflow Incorporated” and the parent company changed its name from Puroflow Incorporated to “Argan, Inc.”
In 2003, Argan completed the sale of Puroflow to Western Filter Corporation (“WFC”). Proceeds in the amount of $300,000 were placed in escrow, and were included in the consolidated balance sheet at January 31, 2008, in order to indemnify WFC from any damages resulting from any breach of representations and warranties under the stock purchase agreement. This escrow fund was liquidated in December 2008 in connection with the settlement of the litigation with WFC (see additional discussion of the WFC litigation below).
Merger of Gemma Power Systems, LLC and its Affiliates
Pursuant to Agreements and Plans of Merger, Argan acquired GPS on December 8, 2006. The results of operations for GPS have been included in our consolidated financial statements since the date of the acquisition.
The acquisition purchase price was $33.1 million, consisting of $12.9 million in cash and $20.2 million from the issuance of 3,666,667 shares of common stock of Argan. The purchase price was funded, in part, by an $8.0 million, secured, 4-year term loan which carries an interest rate of LIBOR plus 3.25%. In addition, we raised $10.7 million through the private offering of 2,853,335 shares of common stock of Argan at a purchase price of $3.75 per share as discussed below. Pursuant to the acquisition agreement, $12.0 million was deposited into an escrow account. Of this amount, $10.0 million secures a letter of credit to support the issuance of bonding (as discussed below). The remaining amount of $2.0 million was deposited at the closing of the acquisition with payment to the former owners of GPS dependent on the financial performance of GPS for the twelve months ended December 31, 2007. During the fiscal year ended January 31, 2009, payment of the remaining $2.0 million was made to the former owners as the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of GPS for the twelve months ended December 31, 2007, as defined in the acquisition agreement, was more than the required amount of $12.0 million.

Private Sales of Common Stock
In July 2008, we completed a private placement sale of 2.2 million shares of our common stock to investors at a price of $12.00 per share that provided net proceeds of approximately $25 million. We expect that the proceeds will provide resources to support GPS’s cash requirements relating to the new wind-power energy subsidiary described below and will make available additional collateral to support the bonding requirements associated with future energy plant construction projects. On December 8, 2006, we completed a private offering of 2,853,335 shares of common stock at a price of $3.75 per share for aggregate proceeds of $10.7 million. The proceeds were used towards the purchase of GPS. On May 4, 2006, we completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. We used $1.8 million of the proceeds to pay down an equal amount of the subordinated note due Kevin Thomas, the former owner of VLI. The remainder of the proceeds was used for general corporate purposes.
Amendment of Financing Arrangements
On December 11, 2006, Argan amended its financing arrangements with the Bank of America (the “Bank”). The amended financing arrangements provided a 4-year term loan used in the acquisition of GPS in the amount of $8.0 million ($2.0 million of this loan was deposited into an escrow account at the Bank as discussed above), with interest at LIBOR plus 3.25%, and a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2010, with interest at LIBOR plus 3.25%. The amended financing arrangement also reduced the interest rate on the then-existing 3-year term loan for VLI to LIBOR plus 3.25%. The principal balance of this loan on the amendment date was approximately $1.4 million. The original term loan was in the amount of $1.5 million with interest at LIBOR plus 3.45%. On August 31, 2006, we used the $1.5 million in borrowed funds to pay the remaining principal and interest due on the subordinated note with Mr. Thomas.
We may obtain standby letters of credit from the Bank in the ordinary course of business not to exceed $10.0 million for surety bonding. On December 11, 2006, the Company pledged $10.0 million to the Bank to secure a standby letter of credit issued by the Bank on behalf of Argan for the benefit of Travelers Casualty and Surety Company of America in connection with the bonding facility provided to GPS.
The financing arrangements require that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends (using a rolling 12-month period) including covenants that (1) the ratio of total funded debt to EBITDA not exceed 2 to 1, (2) the fixed charge coverage ratio be not less than 1.25 to 1, and (3) the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent is required for acquisitions and divestitures. The Company has pledged the majority of the Company’s assets to secure the financing arrangements.
The amended financing arrangements contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. We believe that the Company will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise their rights and remedies under the financing arrangements including accelerating the payment of all outstanding senior debt. At January 31, 2009, the Company was in compliance with the financial covenants of its amended financing arrangements.
Power Industry Services
The extensive design, construction, start-up and operating experience of our power industry services business has grown with the completion of projects for more than 70 facilities representing over 9,000 megawatts (“MW”) of power-generating capacity. Power projects have included combined-cycle cogeneration facilities, emergency peaking plants, boiler plant construction and renovation efforts, and utility system maintenance. We have broadened our experience into the rapidly growing alternative fuels industry by providing engineering, procurement and construction services to the owners of wind plants and other alternative power energy facilities. During the past two years, we substantially completed construction of three biodiesel production plants in Texas with a fourth production facility scheduled for completion in fiscal year 2010. In the year ended January 31, 2008, we completed the construction of a natural gas-fired power plant in California and an electricity peaking facility in Connecticut. The net revenues of GPS, which represent our power industry services business segment, were $202.3 million for the fiscal year ended January 31, 2009, or 91.6% of our consolidated net revenues for the year.
In May 2008, we announced that GPS signed an engineering, procurement and construction agreement with Pacific Gas & Electric Company (“PG&E”) in the amount of $340 million for the design and construction of a natural gas-fired power plant in Colusa, California. This energy plant is designed to be a 640 megawatt combined cycle facility and construction is expected to be completed in 2010. We announced the receipt from PG&E of a full notice to proceed on this project in October 2008. GPS commenced activity on this project in the fourth quarter ended January 31, 2008 under an interim notice to proceed that it received from PG&E in December 2007.

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
We anticipate sustained demand for engineering and construction services related to the development of new gas-fired power plants because these facilities are more efficient and produce fewer emissions than coal-fired power plants. In addition, climate change and foreign oil dependency concerns are driving an increase in renewable energy legislation, government incentives and commercialization. Certain states in the U.S. are requiring that upwards of 20% of future energy be produced from renewable energy sources in efforts to reduce carbon dioxide emissions that are blamed, in part, for global warming. The annual amount of investment capital flowing into renewable energy projects has climbed over recent years. Very large corporations as well as venture capital and other investment firms have directed funds to the renewable energy sector.
In June 2008, the Company announced that GPS had entered into a business partnership with Invenergy Wind Management, LLC for the design and construction of wind-energy farms located in the United States and Canada. The business partners each own 50% of a new company, Gemma Renewable Power, LLC (“GRP”). GRP provides engineering, procurement and construction services for new wind farms generating electrical power including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades. GRP received an initial limited notice to proceed on a project to design and build the expansion of a wind farm in LaSalle County, Illinois; the estimated contract value of this project is $50 million.
Materials
In connection with the engineering and construction of traditional power energy systems, biodiesel plants, ethanol production facilities and other power energy systems, we procure materials on behalf of our customers. We are not dependent upon any one source for materials that we use to complete a particular project, and we are not currently experiencing difficulties in procuring the necessary materials for our contracted projects. However, we cannot guarantee that in the future there will not be unscheduled delays in the delivery of ordered materials and equipment.
Competition
GPS competes with numerous, well capitalized private and public firms in the construction and engineering services industry. Competitors include SNC-Lavalin Group, Inc., a diversified Canadian construction and engineering firm with over 12,000 employees generating over $5.0 billion in annual revenues; CH2M HILL Companies, Ltd., a worldwide professional engineering services firm with approximately 24,000 employees and with annual revenues exceeding $5.5 billion; Foster Wheeler AG., an international provider of engineering and construction services and steam generation products with over 14,000 employees and with annual revenues exceeding $6.8 billion; Shaw Group Inc., a diversified firm with approximately 26,000 employees providing consulting, engineering, construction and facilities management services and with annual revenues of approximately $7.0 billion; and Fluor Corporation, an international engineering, procurement, construction and maintenance company with over 42,000 employees and over $22.3 billion in annual revenues. Other large competitors in this industry include Granite Construction Incorporated and business units of URS Corporation and EMCOR Group, Inc.
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
Customers
There were two significant customers of GPS for the fiscal year ended January 31, 2009. In total, GPS recognized approximately 98.2% of its net revenues for the fiscal year ended January 31, 2009 under contracts with these two customers. The annual net revenues for these two customers represented approximately 49.7% and 40.2% of our consolidated net revenues for the fiscal year ended January 31, 2009, respectively.

Contract Backlog
Contract backlog represents the total accumulated value of projects awarded less the amount of net revenue recognized to date on contracts at a specific point in time. We believe contract backlog is an indicator of future net revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and the future revenues of GPS. At January 31, 2009, the Company had active power industry service contracts for the construction of three facilities, representing a total contract backlog of $456 million compared to a total contract backlog of $122 million at January 31, 2008. The contract backlog of GRP, our 50%-owned unconsolidated wind-energy construction company, was $30.8 million at January 31, 2009.
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
Telecommunications Infrastructure Services
Through SMC, we provide telecommunications infrastructure services to our regional customers. The services include the structuring, cabling, terminations and connectivity that provide the physical transport for high speed data, voice, video and security networks. We provide both inside plant and outside plant cabling services. The net revenues of SMC, which represent our telecommunications infrastructure services business segment, were $8.6 million for the fiscal year ended January 31, 2009, or 3.9% of our consolidated net revenues for the year.
The wide range of inside plant and premises wiring services that we provide to our customers include AutoCAD design; cable installation; equipment room and telecom closet design and build-out; data rack and cabinet installation; raceway design and installation; and cable identification, testing, labeling and documentation. These services are provided primarily to federal government facilities on a direct and subcontract basis. Such facilities typically require regular upgrades to their wiring systems in order to accommodate improvements in security, telecommunications and network capabilities.
Services provided to our outside premises customers include trenchless directional boring and other underground services, aerial cabling services, and the installation of buried cable and wire communication and electric lines. Our sophisticated directional boring system is electronically guided and can place underground networks of various sizes with little or no restoration required. We use our equipment and experienced personnel to perform trenching, plowing and back-hoeing for underground communication and power networks, to install a variety of network structures, and to restore work sites. We utilize aerial bucket trucks, digger derrick trucks and experienced personnel to complete a variety of aerial projects. These services are primarily provided to regional communications service providers, electric utilities and other commercial customers.
SMC may have seasonally weaker results in the first and fourth quarters of the fiscal year, and may produce stronger results in the second and third fiscal quarters. This seasonality is due to the effect of winter weather on construction and outside plant activities as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the calendar year, and postpone additional expenditures until the subsequent fiscal period.
Raw Materials
Generally, our telecommunications infrastructure services customers supply most or all of the materials required for a particular job and we provide the personnel, tools and equipment to perform the installation services. However, with respect to a portion of our contracts, we may supply part or all of the materials required. In these instances, we are not dependent upon any one source for the materials that we customarily utilize to complete the project. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

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
Customers
The most significant customers of SMC for the fiscal year ended January 31, 2009 were Electronic Data Systems Corporation (“EDS”), Southern Maryland Electrical Cooperative (“SMECO”) and Verizon Communications, Inc. (“Verizon”). In total, SMC recognized approximately 80.1% of its net revenues for the fiscal year ended January 31, 2009 under contracts with these customers. However, none of SMC’s customers accounted for net revenues in excess of 10% of our consolidated net revenues for the fiscal year ended January 31, 2009.
Contract Backlog
A major share of SMC’s revenue-producing activity is performed pursuant to work orders authorized by customers under master agreements. For example, a substantial number of the projects completed for EDS, SMECO and Verizon are completed under the terms of master agreements that include pre-negotiated labor rates or line item prices. At January, 31, 2009 and 2008, the value of unfulfilled work orders and other customer orders that we believe to be firm was approximately $5.0 million and $3.6 million, respectively.
Regulation
Our telecommunications infrastructure services operations are also subject to various federal, state and local laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement and security clearance requirements on government projects. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that SMC has all the licenses required to conduct its operations and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.
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
Net revenues of the nutritional products business segment were approximately $10.1 million for the year ended January 31, 2009, representing 4.5% of consolidated net revenues. Net revenues from the sale of nutritional products were approximately $16.7 million for the year ended January 31, 2008. The decrease in net revenues for nutritional products between years was approximately $6.6 million, or 39.6%. Sales to two of VLI’s five largest current year customers have decreased by approximately $3.4 million between years, and VLI lost three of its largest accounts that represented approximately $5.5 million of VLI’s net revenues for the year ended January 31, 2008.
VLI has received an “A” rating from the Natural Products Association (“NPA”) for its compliance with Good Manufacturing Practices (GMP), a certification that has been awarded to less than 1% of the 7,500 members of NPA. Our manufacturing capabilities include high speed encapsulation and tableting, full liquid production, powder production and blending, and softgel and bilingual supplement production. We believe that we are also one of the few vitamin manufacturers to offer homeopathic manufacturing and pasteurization. Our quality assurance program extends to all of our manufacturing processes including raw material selection, testing, FDA label compliance, and the maintenance of clinical lab conditions and advanced climate control. Quality control practices include a variety of techniques including in-process sampling, finished product inspections, stability studies and certified ingredient analyses.
Despite the difficult business environment, VLI strives to respond quickly and ably to new or changing customer product requirements. It is dedicated to the timely delivery of superior, high quality nutraceutical products.

Competition
Our direct competition consists primarily of publicly and privately owned companies which tend to be highly fragmented in terms of both geographical market coverage and product categories. These companies compete with us on different levels in the development, manufacture, and marketing of nutritional supplements. Many of these companies have broader product lines and larger sales volume, are significantly larger than we are, have greater name recognition, financial, personnel, distribution, and other resources than we do, and may be better able to withstand volatile market conditions. There can be no assurance that our customers and potential customers will regard our products and services as sufficiently distinguishable from those of competitors. Our inability to compete successfully would have a material adverse effect on our business.
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
Customers include brand merchandisers; network marketers; and catalog, internet, and infomercial distributors. These customers market VLI’s products under various brand names directly to consumers, distributor networks or through vitamin/health food stores, pharmacies, mass merchandisers, and major retailers. Sales of products to the five largest customers of VLI represented approximately 70.4% of VLI’s product revenues for the current year. The loss of any one of these customers could have a material adverse effect on this business. However, none of VLI’s customers accounted for net revenues in excess of 10% of our consolidated net revenues for the fiscal year ended January 31, 2009.
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
Order Backlog
Customers submit purchase orders to VLI that schedule the delivery of certain quantities of specified products at pre-negotiated prices. Typically, the product deliveries are scheduled for dates that are within 3 to 4 months from the date of the order. At January, 31, 2009 and 2008, the value of unfulfilled purchase orders that we believe to be firm was approximately $1.5 million and $2.0 million, respectively.

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
Contracts in the power and telecommunication infrastructure services industries may require performance bonds or other means of financial assurance to secure contractual performance. If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers. We have a $10.0 million irrevocable letter of credit in place as collateral to support a bonding commitment.
Employees
The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. In addition, for the completion of specific construction projects, we may employ union craftsmen. At January 31, 2009, we had approximately 524 employees, all of whom were full-time including approximately 155 union members. We believe that our employee relations are good.
Materials Filed with the Securities and Exchange Commission
The public may read any materials that we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. We maintain a website on the Internet at www.arganinc.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.
Copies of the Annual Report on Form 10-K as filed with the Securities and Exchange Commission are available without charge upon written request to:
Argan, Inc.
Attention: Corporate Secretary
One Church Street, Suite 201
Rockville, Maryland 20850
(301) 315-0027

ITEM 1A. RISK FACTORS.
Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in a tumultuous economic environment, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, and potential fluctuations in quarterly operating results, among other risks. Before investing in our securities, please consider the risks summarized in this paragraph and those risks discussed below. Our future results may also be impacted by other risk-factors listed from time to time in our future filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.
General Risks Relating to Our Company
A deepening economic recession may lead to less demand for our products and services, and may cause our financial position to weaken.
Our customers may be impacted by the deepening economic recession in the U.S. caused by the decline in the housing market, constraints in the credit market and increasing unemployment. As a result, they may delay, curtail or cancel proposed and existing projects; thus decreasing the overall demand for our products and services and adversely impacting our liquidity. In addition, project owners may find it more difficult to raise capital in the future in order to finance the construction of power-generation plants and renewable fuel production facilities due to substantial limitations on the availability of credit and other uncertainties in the credit markets. Customers may be reluctant to establish new supply relationships as the condition of the economy causes demand for their products to decline. In general, if overall economic conditions do not improve, the demand for our products and services may be adversely affected. In addition, certain customers may find it increasingly difficult to pay invoices for our products and services on a timely basis, which could lead to an increase in our accounts receivable and/or to increased write-offs of uncollectible invoices. Any inability to collect our invoices when due could have adverse impacts on our future results of operations and liquidity.
We have incurred losses in the past; we may experience additional losses in the future.
The Company has historically incurred losses. The Company’s accumulated deficit at January 31, 2009 was approximately $8.3 million resulting primarily from operating losses in prior years. Although we reported consolidated net income of approximately $10.0 million for our fiscal year ended January 31, 2009, we incurred a net loss of approximately $3.2 million for the fiscal year ended January 31, 2008. Future losses may occur in one or more segments of our business. If net losses were to recur, we could experience cash flow and liquidity shortfalls having adverse affects on our ability to successfully execute our business plans.
Our dependence on one or a few customers could adversely affect us.
The size of the energy plant construction projects of our power industry services segment frequently results in one or a few project owners contributing a substantial portion of our consolidated net revenues as described in Note 18 to our consolidated financial statements. In addition, our telecommunications infrastructure business is based to a significant degree on our relationships with three primary customers and the net sales of our nutritional products business are derived from orders placed by a few key customers. Similarly, our backlog of business at any time frequently reflects contracts and unfilled purchase orders received from only a few major customers. Should we fail to replace projects that are completed by GPS with new projects or should we lose any one of the few key customers of SMC or VLI, future net revenues and profits may be adversely affected.
Our dependence on large construction contracts may result in uneven quarterly financial results.
Our power industry service activities in any one fiscal quarter are typically concentrated on a few large construction projects for which we use the percentage-of-completion accounting method to determine contract revenues. To a substantial extent, construction contract revenues are recognized as services are provided as measured by the amount of costs incurred. As the timing of equipment purchases, subcontractor services and other contract events may not be evenly distributed over the lives of our contracts, the amount of total contract costs may vary from quarter to quarter, creating uneven amounts of quarterly contract net revenues. In addition, the timing of contract commencements and completions may exacerbate the uneven pattern. As a result of the foregoing, future amounts of consolidated net revenues, cash flow from operations, net income and earnings per share reported on a quarterly basis may vary in an uneven pattern and may not be indicative of the operating results expected for any other quarter or for an entire fiscal year, thus rendering consecutive quarter comparisons of our consolidated operating results a less meaningful way to assess the growth of our business.

We may be unsuccessful at generating internal growth which could result in an overall decline in our business.
Our ability to expand by achieving profitable organic growth of the Company will be affected by, among other factors, our success in:
•	expanding the range of services and products we offer to customers in order to address their evolving needs;
•	attracting new customers;
•	hiring and retaining employees; and
•	controlling operating and overhead expenses.
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
We are a holding company with no operations other than our investments in GPS, SMC, and VLI. The successful execution of our overall business plan could be based, in part, on our making additional acquisitions and/or investments that would provide positive cash flow to us and value to our stockholders. Additional companies meeting these criterion, and that provide products and/or services to growth industries and are available for purchase at attractive prices may be difficult to find.
It is likely that any potential future acquisition or strategic investment transaction would require the use of cash as a component of the purchase price. Using cash for acquisitions limits our financial flexibility and makes us more likely to seek additional capital through future debt or equity financings. We cannot readily predict the timing, size and success of our acquisition efforts and therefore the capital we will need for these efforts. If adequate funds are not available on terms acceptable to us, our ability to finance future business acquisitions and/or investments and to otherwise pursue our business plan would be significantly limited.
We have pledged the majority of our assets to secure the financing arrangements with our Bank. The Bank’s consent is required for acquisitions, divestitures, the participation in joint ventures and certain other investments. There can be no assurance that our Bank will consent to future transactions. If we are unable to obtain such consents, our ability to consummate acquisitions, to make investments or to enter into other arrangements for the purpose of growing our business may be limited.
We may not be able to comply with certain of our debt covenants which may interfere with our ability to successfully execute our business plan.
Our Bank financing arrangements require that we maintain compliance with certain financial covenants at each fiscal quarter-end and include an acceleration clause which allows the Bank to declare amounts outstanding under the debt arrangements due and payable if it determines in good faith that a material adverse change has occurred in our financial condition or any of our subsidiaries.
We are currently in compliance with our debt covenants, but there can be no assurance that we will continue to be in compliance. If our performance does not result in compliance with any of our financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the debt arrangements, including accelerating payments of all outstanding senior debt. These payments would have a significantly adverse impact on our liquidity and our ability to obtain additional capital thereby jeopardizing our ability to successfully execute our business plan.
The integration of acquired companies may not be successful.
Even if we do complete acquisitions in the future, we may not be able to successfully integrate such acquired companies with our other operations without substantial costs, delays or other operational or financial problems. Integrating acquired companies involves a number of special risks which could materially and adversely affect our business, financial condition and results of operations, including:
•	failure of acquired companies to achieve the results we expect;
•	diversion of management’s attention from operational matters;
•	difficulties integrating the operations and personnel of acquired companies;
•	inability to retain key personnel of acquired companies;
•	risks associated with unanticipated events or liabilities;
•	the potential disruption of our business; and
•	the difficulties of maintaining uniform standards, controls, procedures and policies.

If one of our acquired companies suffers customer dissatisfaction or performance problems, the reputation of our entire company could be materially and adversely affected. In addition, future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interest, the incurrence of debt, contingent liabilities, deferred stock-based compensation or expenses related to the valuation of goodwill or other intangible assets and the incurrence of large, immediate write-offs.
Our results of operations could be adversely affected as a result of additional impairment losses related to goodwill and other purchased intangible assets.
When we acquire a business, we record goodwill equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the tangible and intangible assets of the business acquired. Generally accepted accounting principles require that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. The balances of goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead must be tested at least annually for impairment. The amounts of intangible assets that do have finite lives are amortized over their useful lives. However, should poor performance or other conditions indicate that the carrying value of a business or long-lived asset may have suffered an impairment, a determination of fair value is required to be performed in the period that such conditions are noted. If the carrying value of a business or of an individual purchased intangible asset is found to exceed the fair values, impairment losses are recorded.
The aggregate carrying amount of goodwill, other purchased intangible assets with indefinite lives and long lived purchased intangible assets included in our consolidated balance sheet as of January 31, 2009 was approximately $22.1 million, or approximately 16.4% of total consolidated assets.
We perform impairment tests annually each November 1, or more often if we identify indications of impairment. We conducted a series of impairment assessments over the last two years and recorded impairment losses reflecting the declining financial performance of VLI and SMC and relating to goodwill, other purchased intangible assets and the fixed assets of these businesses in the total amounts of $3.1 million and $6.8 million in the fiscal years ended January 31, 2009 and 2008, respectively. These losses were reflected in the reported consolidated operating results for the corresponding fiscal years and essentially eliminated the carrying values of the corresponding assets. Should the operating results of GPS or any future acquired company experience unexpected deterioration, we could be required to record additional significant impairment losses related to purchased intangible assets. Impairment adjustments, if any, would be recognized as operating expenses and would adversely affect future profitability.
Our business growth could outpace the capabilities of our senior management which could adversely affect our ability to complete the execution of our business plan.
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
Our future success is substantially dependent on the continued service and performance of our current executive team and the senior management members of our businesses. We cannot be certain that any such individual will continue in such capacity or continue to perform at a high level for any particular period of time. Our ability to operate productively and profitably, particularly in the power services industry, may also be limited by our ability to attract, employ, retain and train skilled personnel necessary to meet our future requirements. We cannot be certain that we will be able to maintain management teams and an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability or maintain our business or grow our net revenues. The loss of key personnel, or the inability to hire and retain qualified employees in the future, could negatively impact our ability to manage our business.

Lawsuits could adversely affect our business.
From time to time, we, our directors and/or certain of our current officers are named as a party to lawsuits. A discussion of our material lawsuits appears in Item 3 of this Annual Report on Form 10-K and Note 12 to our consolidated financial statements. It is not possible at this time to predict the likely outcome of these actions with certainty, and an adverse result in any of these lawsuits could have a material adverse effect on us. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could adversely affect our financial condition, results of operations or cash flows.
Our actual business and financial results could differ from the estimates and assumptions that we use to prepare our consolidated financial statements, which may reduce our profits.
To prepare consolidated financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. For example, we may recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:
•	the application of the “percentage-of-completion” method of accounting and revenue recognition on contracts, change orders and contract claims;
•	the valuation of assets acquired and liabilities assumed in connection with business combinations;
•	the value of goodwill and recoverability of other purchased intangible assets;
•	provisions for income taxes and related valuation allowances;
•	accruals for estimated liabilities, including litigation reserves;
•	provisions for uncollectible receivables, obsolete and overstocked inventories, and recoveries of costs from subcontractors, vendors and others; and
•	the valuation of stock-based compensation expense.
Our actual business and financial results could differ from those estimates, which may reduce our profits.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Implementing changes to our internal controls required compliance training of our officers and employees. Over the last two years, substantial costs have been incurred and significant efforts have been expended in order to evaluate, test and remediate our internal controls over financial reporting. We cannot be certain that these measures and future measures will ensure that we will successfully implement and maintain adequate controls over our financial reporting processes and related reporting requirements. Any failure to implement required new or improved controls or difficulties encountered in their implementation could affect our operating results or cause us to fail to meet our reporting obligations and could result in a breach of a covenant in our Bank financing arrangements in future periods. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our common stock.

We rely on information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. Additionally, if these systems fail or become unavailable for any significant period of time, our business could be harmed.
The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to operational malfunctions and security breaches by computer hackers and cyber terrorists. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information maintained on our information systems. However, these measures and technology may not adequately prevent unanticipated downtime or security breaches. The unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.
Specific Risks Relating to Our Power Industry Services
Failure to successfully operate our power industry services business will adversely affect us.
The operations of our power industry services business conducted by GPS represent a significant portion of our net revenues and profits. The net revenues of this business segment were $202.3 million for the fiscal year ended January 31, 2009, representing 91.6% of consolidated net revenues. Income from these operations for the current fiscal year was $27.7 million. Consolidated income from operations for the current year was $14.9 million, reflecting the operating losses incurred by our other two businesses and corporate expenses. Our inability to successfully manage and grow our power industry services business will adversely affect our consolidated operating results and financial condition.
Interruption of power plant construction projects could adversely affect future results of operations.
At any time, GPS has a limited number of construction contracts. For example, two customers represented approximately 98.2% of the net revenues of the power industry services business for the fiscal year ended January 31, 2009. Should any unexpected suspension, termination or delay of the work under such contracts occur, our results of operations may be materially and adversely affected.
If financing for new energy plants is unavailable, construction of such plants may not occur.
Traditional gas-fired power plants have been constructed typically by large utility companies. However, to a large extent, the construction of new energy plants, including alternative and renewable energy facilities, is being conducted by private investment groups. For example, investors in the owner of two of the biodiesel plants completed by GPS last year, include The Carlyle Group and Goldman Sachs. The owner of the Sentinel project described above is Competitive Power Ventures, Inc. which is owned by Warburg Pincus, certain individual investors and members of its management team. The challenge for these types of project owners to secure and maintain financing in the midst of the current credit crisis is significant. Should debt financing for the construction of new energy facilities, including alternative or renewable energy plants, not be available, investors may not be able to invest in such projects, thereby adversely affecting the likelihood that GPS or GRP will obtain contracts to construct such plants.
The inability of our customers to receive or to avoid delay in receiving the applicable regulatory and environmental approvals relating to projects may result in lost of postponed net revenues for us.
The commencement and/or execution of many of the construction projects performed by our power industry services segment are subject to numerous regulatory permitting processes. Applications for permits may be opposed by individuals or environmental groups, resulting in delays and possible non-issuance of the permits. There are no assurances that our customers will obtain the necessary permits for these projects, or that the necessary permits will be obtained in order to allow construction work to proceed as scheduled. Failure to commence or complete construction work as anticipated could have material adverse impacts on our future net revenues, profits and cash flows from operations.
Intense competition in the engineering and construction industry could reduce our market share and profits.
We serve markets that are highly competitive and in which a large number of multinational companies compete such as Fluor Corporation, The Shaw Group Inc., URS Corporation (the Washington Division), SNC Lavalin Group, Inc., Foster Wheeler AG, CH2M HILL Companies, Ltd., and EMCOR Group, Inc. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and replace completed projects with new customers or projects, we could lose market share to our competitors and our business could be materially adversely affected.

Our backlog is subject to unexpected adjustments, delays and cancellations, and may be an uncertain indicator of future net revenues.
As of January 31, 2009, our construction contract backlog was approximately $456 million, not including $30.8 million representing the contract backlog of Gemma Renewable Power, LLC (“GRP”). We expect that our performance of the work contemplated by the contract backlog of GPS and GRP will earn a substantial portion of this potential source of net revenues in the fiscal year ending January 31, 2010. However, a project may remain included in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur, from time to time, with respect to contracts reflected in our backlog that could reduce the dollar amount of our backlog and the net revenues and profits that we actually earn. For example, the current year termination of a contract for the construction of an ethanol production facility resulted in the elimination of contract backlog of approximately $47 million; this amount was included in our total construction contract backlog of $122 million at January 31, 2008. We cannot guarantee that the net revenues projected based on our backlog at January 31, 2009 will be realized or profitable.
Future bonding requirements may adversely affect our ability to compete for new energy plant construction projects.
Our construction contracts frequently require that we obtain payment and performance bonds from surety companies on behalf of our customers as a condition to the award of such contracts. Surety market conditions have in the last few years become more difficult as a result of significant losses incurred by many surety companies, both in the construction industry as well as in certain large corporate bankruptcies. Consequently, less overall bonding capacity is available in the market than in the past, and surety bonds have become more expensive and restrictive. Historically, we have had a strong bonding capacity but, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds.
Current or future market conditions, as well as changes in our surety’s assessment of its own operating and financial risk, could cause our surety company to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety company were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit, or cash. We may be unable to secure these alternatives in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption or reduction in the availability of bonding capacity, we may be unable to compete for or work on certain projects.
Investment in the wind energy design and construction business partnership may occur without expected returns.
In June 2008, we announced that GPS has entered into a business partnership with lnvenergy Wind Management, LLC for the design and construction of wind energy farms located in the United States and Canada. The partners each own 50% of the company, GRP. A goal for GRP is that it will annually provide engineering, procurement and construction services for new wind energy farms generating more than an estimated 300 megawatts of electrical power including the design and construction of roads, foundations and electrical collection systems as well as the erection of towers, turbines and blades. Should the future construction and other related services of GRP be at lower revenue levels than anticipated, or should GRP fail to profitably execute the projects that it may obtain, GPS may fail to receive returns from GRP as planned which may adversely affect our future results of our operations.
Success on this joint project also depends in large part on whether our joint venture partner satisfies its contractual obligations. If our joint venture partner fails to perform or is financially unable to bear its portion of required capital contributions or other obligations, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall. Further, if we are unable to adequately address our partner’s performance issues, the customer may terminate the project, which could result in legal liability to us, harm our reputation, and reduce our profit on a project.

As we bear the risk of cost overruns in the completion our construction contracts, we may experience reduced profits or, in some cases, losses under these contracts if actual costs exceed our estimates.
We conduct our business under various types of contractual arrangements including fixed price contracts. We bear a significant portion of the risk for cost overruns on these types of contracts where contract prices are established in part on cost and scheduling estimates. Our estimates may be based on a number of assumptions about future economic conditions and the future prices and availability of labor, equipment and materials, and other exigencies. From time to time, we may also assume a project’s technical risk, which means that we may have to satisfy certain technical requirements of a project despite the fact that at the time of project award, we may not have previously produced the system or product in question. Unexpected or increased costs on our contracts may occur due the following factors among others:
•	shortages of skilled labor, materials and energy plant equipment including power turbines;
•	unscheduled delays in the delivery of ordered materials and equipment;
•	engineering problems, including those relating to the commissioning of newly designed equipment;
•	work stoppages;
•	weather interference;
•	inability to develop or non-acceptance of new technologies to produce alternative fuel sources; and
•	the difficulty in obtaining necessary permits or approvals.
If our estimates prove inaccurate, or circumstances change, cost overruns may occur and we could experience reduced profits, or in some cases, incur a loss on a particular project.
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
If we are unable to collect amounts billed to project owners as scheduled, our cash flows may be materially and adversely affected.
Many of our contracts require us to satisfy specified design, engineering, procurement or construction milestones in order to receive payment for work completed or equipment or supplies procured prior to achievement of the applicable contract milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the customer determines not to proceed with the completion of the project, delays in making payment of billed amounts or defaults on its payment obligations, we may face delays or other difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies. Such problems may impact the planned cash flows of affected projects and result in unanticipated reductions in the amounts of future cash flows from operations.
Our dependence upon third parties to complete many of our contracts may adversely affect our performance under future energy plant construction contracts.
Much of the work performed under our energy plant construction contracts is actually performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment used for our energy projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially when we are operating under a lump sum or a fixed-price type construction contract, we may suffer losses on these contracts. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to source these supplies, equipment or services on a delayed basis or at a higher price than anticipated which could impact contract profitability in an adverse manner.
Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded net revenues or profits.
Under our accounting procedures, we measure and recognize a large portion of our net revenues under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenues and contract profits ratably over the life of a contract by comparing the amount of the costs incurred to date against the total amount of costs expected to be incurred. The effects of revisions to revenues and estimated costs are recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. Given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded net revenues and profits.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.
We engage in engineering and construction activities for large energy plant facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of cost they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business.
In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of any liability may exceed our policy limits. Further, we may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. Our professional liability coverage is on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our future profits and cash available for operations.
In the future, we may bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability.
If the development of renewable energy sources does not occur, the demand for our construction services could decline.
There are many provisions included in the American Recovery and Reinvestment Act of 2009 intended to benefit renewable energy. In addition, over half of the states in the U.S. have passed legislation requiring that utilities include a percentage of renewable energy in the mix of power they generate and buy. These future percentages may be as high as 20%, and the requirements are contributing to the increased momentum of efforts to develop sources of alternative renewable energy, including wind, solar, water, geothermal and biofuels. Should these government requirements fail to be extended or should they be repealed, the pace of the development of alternative renewable energy sources may slow, thereby reducing the future opportunities for GPS to construct such plants.
We could be subject to compliance with environmental, health and safety laws and regulations that would add costs to our business.
Our operations are subject to compliance with federal, state and local environmental, health and safety laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, impose strict, retroactive, joint and several liability upon persons responsible for releases of hazardous substances. We continually evaluate whether we must take additional steps to ensure compliance with environmental laws, however, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future.
Specific Risks Relating to Our Telecommunications Infrastructure Services Business
Loss of a significant customer could adversely affect our SMC business.
Our largest customers assign work to us on a project-by-project basis under master service agreements. Under these agreements, the customers often have no obligation to assign work to us. Furthermore, a customer typically may cancel their contract on short notice, usually 30 to 90 days, even if we are not in default under the contract. The failure to replace any unexpected reduction in work performed for our largest customers or the loss of any one of them as a significant customer could have a material adverse effect on our business, unless the loss is offset by the addition of a new customer or an increase in the amount of services provided to other customers.

If we fail to compete successfully against current or future competitors, our business, financial condition and results of operations could be materially and adversely affected.
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
Competition in the telecommunications infrastructure industry depends on a number of factors, including price. Certain of our competitors may have lower overhead cost structures than we do and may, therefore, be able to provide their services at lower rates than we can. In addition, some of our competitors are larger and have significantly greater financial resources than we do. Our competitors may develop the expertise, experience and resources to provide services that are superior in price and quality to our services. Similarly, we may not be able to maintain or enhance our competitive position within our industry. We may also face competition from the in-house service organizations of our existing or prospective customers.
A significant portion of our business involves providing services, directly or indirectly as a subcontractor, to the federal government under government contracts. The federal government may limit the competitive bidding on any contract under a small business or minority set-aside, in which bidding is limited to companies meeting the criteria for a small business or minority business, respectively. We are currently qualified as a small business concern, but not a minority business.
We may not be able to compete successfully against our competitors in the future. If we fail to compete successfully against our current or future competitors, our business, financial condition, and results of operations could be materially and adversely affected.
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
We currently generate, and expect to continue to generate, a significant portion of our net revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for these fixed price contracts. Although historically we have been able to estimate costs accurately, the cost of labor and materials may, from time to time, vary from costs originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual net revenues and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs can have a significant impact on our operating results for any fiscal quarter or year.
Compliance with government regulations may increase the costs of our operations and expose us to substantial civil and criminal penalties in the event that we violate applicable law.
We provide, either directly as a contractor or indirectly as a sub-contractor, products and services to the federal government under government contracts. United States government contracts and related customer orders subject us to various laws and regulations governing federal government contractors and subcontractors, which generally are more restrictive than for non-government contractors. These include subjecting us to examinations by government auditors and investigators, from time to time, to ensure compliance and to review costs. Violations may result in costs disallowed, and substantial civil or criminal liabilities (including, in severe cases, denial of future contracts). A loss or interruption in our ability to perform work for the federal government would have a material adverse effect on our business.

Specific Risks Relating To Our Nutritional Products Business
The inability to replace lost customer business will continue to adversely affect operating results and financial condition.
VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed six months including extended periods of product testing and acceptance. Accordingly, we do not expect this business to recover quickly despite the existence of new business prospects. Further, the loss of any existing customers or unexpected reductions in the levels of sales to such customers would exacerbate the negative and material effects of the business reductions experienced over the last two fiscal years.
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
Our inability to respond to changing consumer demands and preferences could adversely affect our business.
The nutritional industry is subject to rapidly changing consumer demands and preferences. There can be no assurance that customers will continue to favor the products provided and manufactured by us. In addition, products that gain wide acceptance with consumers may result in a greater number of competitors entering the market which could result in downward price pressure which could adversely impact our financial results. We believe that any growth of this business will be materially dependent upon our ability to develop new techniques and processes necessary to meet the needs of our current customers and potential new customers. Our inability to anticipate and respond to these rapidly changing demands could have an adverse effect on our business operations.
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
Although we believe that there are adequate sources of supply for all of our principal raw materials we require, there can be no assurance that our sources of supply for our principal raw materials will be adequate in all circumstances. In the event that such sources are not adequate, we will have to find alternate sources. As a result we may experience delays in locating and establishing relationships with alternate sources which could result in product shortages and backorders for our products, with a resulting loss of revenues for us.

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
Our business strategy calls for the strategic acquisition of other businesses. In connection with our acquisitions of GPS and VLI, among other consideration, we issued approximately 3,667,000 and 1,785,000 shares of our common stock, respectively. In addition, we issued 2,200,000 shares and approximately 2,853,000 shares of our common stock, respectively, in our July 2008 and December 2006 private placements. In the aggregate, the number of shares issued pursuant to these transactions represents approximately 78% of our outstanding shares of common stock as of January 31, 2009. We anticipate that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings.

Our officers, directors and certain key employees have substantial control over Argan, Inc.
As of January 31, 2009, our executive officers and directors as a group owned approximately 15.25% of our voting shares (giving effect to an aggregate of 440,000 shares of common stock that may be purchased upon exercise of warrants and stock options held by our executive officers and directors and 1,323,270 shares beneficially held in the name of MSR Advisors, Inc. and affiliates for which one of our directors is President). In addition, another 32.52% of our voting shares were owned by William F. Griffin, Jr. and Joel M. Canino (the former owners of GPS), by Allen & Company entities and by three unaffiliated stockholder. Therefore, this small group of stockholders may have significant influence over corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may substantially influence the election of directors and other actions requiring stockholder approval.
As of January 31, 2009, Messrs. Griffin and Canino owned approximately 8.57% and 6.96% of our outstanding voting shares, respectively. Therefore, the owners of these shares, together or individually, may have the power to influence corporate actions.
As our common stock is thinly traded, the stock price may be volatile and investors may have difficulty disposing of their investments at prevailing market prices.
In August 2007, our common stock was approved for listing on the NYSE Amex stock exchange (formerly the American Stock Exchange) and commenced trading under the symbol AGX. Until August 2007, our common stock traded over-the-counter under the symbol AGAX.OB. Despite the new listing on the larger stock exchange, our common stock remains thinly and sporadically traded and no assurances can be given that a larger market will ever develop, or if developed, that it will be maintained.
Availability of significant amounts of our common stock for sale could adversely affect its market price.
Since February 1, 2007, we have registered significant amounts of our common stock for issuance and resale including 2,400,000 shares of our common stock registered on Form S-3 in July 2008. If our stockholders sell substantial amounts of our common stock in the public market, including shares registered under any registration statement on Form S-3, the market price of our common stock could fall.
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
We do not expect to pay cash dividends for the foreseeable future.
We have not paid cash dividends on our common stock since our inception and intend to retain earnings, if any, to finance the development and expansion of our business. As a result, we do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of cash dividends, if any, will depend on our future earnings, capital requirements and financial position, plans for expansion, general economic conditions and other pertinent factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.
ITEM 2. PROPERTIES.
We occupy our corporate headquarters in Rockville, Maryland, under a lease that expires on February 28, 2014 covering 2,521 square feet of office space. The headquarters of GPS, located in Glastonbury, Connecticut, is occupied pursuant to a lease that expires in October 2012 and that covers 8,304 square feet of office space. The operations of VLI are located in Naples, Florida and occupy four leased facilities, three pursuant to leases with terms that will expire on February 28, 2011 and one under a monthly lease. The four buildings of VLI include approximately 26,000 square feet of warehouse space; approximately 10,000 square feet of manufacturing space; approximately 8,000 square feet of office space; and approximately 1,000 square feet of laboratory space. SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expires on December 31, 2009 and that includes extension options available through January 1, 2020. The SMC facility includes approximately four acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. SMC also leases a storage and staging lot in nearby Calvert County, Maryland, that expires in September 2009.
The operations of GPS and SMC in the field may require us to occupy facilities on customer premises or job sites. Accordingly, we may rent local construction offices and equipment storage yards under arrangements that are temporary in nature. These costs are expensed as incurred and are included in cost of revenues.
ITEM 3. LEGAL PROCEEDINGS.
1)
On March 22, 2005, WFC filed a civil action against the Company, and its executive officers. The suit was filed in the Superior Court of the State of California for the County of Los Angeles. WFC purchased the capital stock of the Company’s wholly owned subsidiary, Puroflow, pursuant to the terms of the Stock Purchase Agreement dated October 31, 2003. WFC alleged that the Company and its executive officers breached the Stock Purchase Agreement between WFC and the Company and engaged in misrepresentations and negligent conduct with respect to the Stock Purchase Agreement.

Although the Company maintained its belief that the plaintiff’s claims were without merit, the parties agreed to an out-of-court settlement of this litigation. Pursuant to the corresponding agreement between the parties, the Company made a payment to WFC in the amount of $750,000 in December 2008 in order to settle the lawsuit. This payment was funded, in part, with $300,000 previously held in escrow related to the sale of WFC. The Company also received reimbursement from its insurance company in the amount of $250,000 related to the settlement.

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

On March 4, 2008, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in the Circuit Court of Florida for Collier County. VFI, which is owned by Kevin Thomas, supplied VLI with certain organic raw materials used in the manufacture of VLI products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI’s customers. VLI and its president filed their Answer and Affirmative Defenses on May 8, 2008. VLI and its president deny that VLI breached any contract or that its president defamed VFI. The defendants intend to continue to vigorously defend this lawsuit.

On March 4, 2008, Mr. Thomas filed a lawsuit against VLI’s president in the Circuit Court of Florida for Collier County. Mr. Thomas has filed this new lawsuit against VLI’s president for defamation. Mr. Thomas alleges that VLI’s president made false statements to third-parties regarding Mr. Thomas’ conduct that is the subject of counterclaims by the Company and VLI in the litigation matter discussed above and that these statements have caused him damage to his business reputation. VLI’s president filed his answer with the court on May 8, 2008. VLI’s president denies that he defamed Mr. Thomas and intends to continue to vigorously defend this lawsuit.

Although the Company has reviewed the claims of Mr. Thomas and VFI and believes that they are without merit, the Company’s consolidated balance sheet at January 31, 2009 included an amount in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed in connection with these matters. Although management does not believe that a material loss is reasonably possible related to the lawsuits in the Kevin Thomas litigation, individually or in the aggregate, the ultimate resolution of the litigation with Mr. Thomas could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.

3)
On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel; (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $9,000,000. Depositions, originally scheduled for August 2008, have not been completed.

We are vigorously defending this litigation. Although we believe that VLI has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of potential damages, if any, at this state of the litigation. Our consolidated balance sheet at January 31, 2009 included an amount in accrued expenses reflecting our estimate of the amount of future legal fees that we expect to be billed through trial in connection with this matter. The ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.

In the normal course of business, the Company has pending claims and legal proceedings. It is our opinion, based on information available at this time, that none of the other current claims and proceedings will have a material effect on our consolidated financial statements.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
In August 2007, our common stock was approved for listing on the NYSE Amex stock exchange (formerly the American Stock Exchange) and commenced trading under the symbol AGX. The following table sets forth the high and low closing prices for our common stock on the NYSE Amex stock exchange for our fiscal quarters commencing with the third quarter ended October 31, 2007.

	High	Low
	Close	Close

Fiscal Year Ended January 31, 2008
3rd Quarter (commencing August 22, 2007)	$10.25	$7.55
4th Quarter	13.39	9.94

Fiscal Year Ended January 31, 2009
1st Quarter	$14.65	$11.35
2nd Quarter	18.01	11.95
3rd Quarter	17.16	11.64
4th Quarter	12.52	8.50

Fiscal Year Ending January 31, 2010
1st Quarter (through April 8, 2009)	$14.08	$11.37
Prior to the listing on NYSE Amex, the common stock traded over-the-counter under the symbol AGAX.OB. The following table sets forth the high and low bid quotations for our common stock for the periods indicated. These quotations represent inter-dealer prices and do not include retail markups, markdowns or commissions and may not necessarily represent actual transactions.

	High Bid	Low Bid

Fiscal year Ended January 31, 2008
1st Quarter	$7.20	$6.00
2nd Quarter	8.50	6.20
3rd Quarter (through August 21, 2007)	7.75	7.16
As of April 8, 2009, we had approximately 373 stockholders of record.
To date, we have not declared or paid cash dividends to our stockholders. We have no plans to declare and pay cash dividends in the near future as we plan to use the Company’s working capital on growing our business operations.

Equity Compensation Plan Information
The following table sets forth certain information, as of January 31, 2009, concerning securities authorized for issuance under warrants and options to purchase our common stock.

	Number of	Weighted-	Number of
	Securities	Average Exercise	Securities
	Issuable under	Price of	Remaining
	Outstanding	Outstanding	Available for
	Warrants and	Warrants and	Future
	Options	Options	Issuance (2)

Equity Compensation Plans Approved by the Stockholders (1)	511,600	$8.31	511,750

Equity Compensation Plans Not Approved by the Stockholders	—	—	—

Totals	511,600	$8.31	511,750

(1)
Approved Plans include the Company’s 2001 Stock Option Plan. As of January 31, 2009, a total of 1,150,000 shares of Common Stock had been authorized for issuance under the Option Plan by the stockholders.

(2)	Excludes the number of securities reflected in the first column of this table.
Stock Options and Warrants
The Company’s 2001 Stock Option Plan was established in August 2001 (the “Option Plan”). Under the Option Plan, our Board of Directors may grant stock options to officers, directors and key employees. The Option Plan was amended in June 2008 in order to authorize the grant of options for up to 1,150,000 shares of common stock. Stock options that are granted may be Incentive Stock Options (“ISOs”) or nonqualified stock options” (“NSOs”). ISOs granted under the Option Plan have an exercise price per share at least equal to the common stock’s fair market value per share at the date of grant, a ten-year term, and typically become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s fair market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Board of Directors.
In connection with the Company’s private placement offering of our common stock that occurred in April 2003, we also issued warrants to purchase 230,000 shares of common stock to various parties. Included were (1) warrants to purchase an aggregate of 180,000 shares of common stock that were issued to three individuals (including the current CEO and CFO) who became executive officers of the Company upon completion of the offering, and (2) warrants to purchase 50,000 shares of common stock that were issued to MSR Advisors, Inc. One of the members of our Board of Directors is the President of MSR Advisors, Inc. The purchase price per share of common stock under all of these warrants is $7.75; the warrants expire in December 2012. As of January 31, 2009, warrants to purchase 200,000 shares of common stock were outstanding.
Recent Sales of Unregistered Securities
None.
ITEM 6. SELECTED FINANCIAL DATA.
Not required for companies allowed to use the scaled disclosures for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2009, and the results of operations for the years ended January 31, 2009 and 2008, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K.
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this Annual Report on Form 10-K that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Introduction
Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts operations through our wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) that we acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) that we acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) that we acquired in July 2003. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment — power industry services, nutritional products and telecommunications infrastructure services, respectively.
Overview and Outlook
For the fiscal year ended January 31, 2009, consolidated net revenues were $220.9 million which represented an increase of $14.1 million, or 6.8%, over net revenues of $206.8 million for the prior year. Net income for the fiscal year ended January 31, 2009 was $10.0 million, or $0.78 per diluted share. We reported a net loss of $3.2 million, or $(0.29) per diluted share for the fiscal year ended January 31, 2008. We increased our balance of cash and cash equivalents during the current year by $7.9 million to $74.7 million at January 31, 2009.
The increase in net revenues between years was due primarily to an increase in the net revenues of the power industry services business, which represented 91.6% of consolidated net revenues for the current fiscal year, offset partially by decreases in the net revenues of the telecommunications infrastructure and nutritional products businesses. Primarily due to the addition during the current year of the two contracts to construct power generation facilities in California, the contract backlog of GPS increased to $456 million at January 31, 2009 from $122 million at January 31, 2008.
Income from operations improved in the fiscal year ended January 31, 2009 to $14.9 million; we incurred a loss from operations of $4.2 million in the fiscal year ended January 31, 2008. Several significant factors were reflected in this improvement including 1) a favorable adjustment made to cost of revenues in the amount of $7.1 million related to the settlement by GPS of accrued amounts on a terminated construction contract, 2) the reduction between years in amortization expense related to the purchased intangible assets in the amount of $4.8 million, and 3) a $3.7 million decrease between years in impairment losses. In addition, the prior year results included a $12.0 million loss on a completed power plant contract. However, both SMC and VLI incurred losses from operations in the current fiscal year due primarily to reductions in the annual net revenues of both companies and inventory losses of $1.6 million recorded by VLI in the current year. Corporate expenses increased between years due primarily to an increase in stock option compensation expense of $635,000 and an increase in legal expenses of $351,000 relating to the WFC and Thomas matters discussed in Item 3 of this Annual Report on Form 10-K.

During the current fiscal year, we raised approximately $25 million in net cash proceeds from the private placement sale of shares of our common stock. However, our operating activities used $11.5 million cash in the current year, due primarily to a $25.0 million decrease in the balance of billings in excess of costs and estimated earnings. We reduced our long-term debt by $2.6 million to a balance of $4.1 million. This long-term debt amount represented only 5.2% and 3.1% of total stockholders’ equity and consolidated total assets as of January 31, 2009, respectively. Our business is not capital equipment intensive. Although our businesses made capital expenditures totaling $370,000 in the current year, the balance of net fixed assets represented less than 1% of consolidated total assets at January 31, 2009. During the current fiscal year, we also used cash to make $2.0 million in additional payments due to the former owners of GPS and to make a $1.6 million investment in GRP.
Including the performance of work included in the contract backlog of GPS and GRP at January 31, 2009, we expect to continue the growth of the Company’s consolidated net revenues in the next fiscal year and to report operating results that are profitable and that include net cash provided by operations.
However, current economic conditions in the U.S., including a deepening recession and severe disruptions in the credit markets, could adversely affect our results of operations in future periods, particularly if the economic recession is prolonged or if government efforts to stabilize financial institutions, to restore order to credit markets, to stimulate spending and to arrest rising unemployment are not effective. The current instability in the financial markets may make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. Although our construction project backlog has increased in the current fiscal year, we may encounter increased levels of deferrals and delays related to new construction projects in the future. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may significantly increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results. For example, the inability of a customer to obtain financing for the completion of an ethanol-production facility resulted in the current year termination of our engineering, procurement and construction services contract and the reduction of approximately $47 million in backlog.
We anticipate that the increased political focus on energy independence and the negative environmental impact of fossil fuels may spur the development of alternative and renewable power facilities which should result in new power facility opportunities for us in the future. More than half of the states have adopted formal green-energy goals and federal support for infrastructure spending remains strong. An energy infrastructure renewal program is included in the U.S. Government economic stimulus package, making funds available for water and energy projects and including tax incentives to encourage capital investment in renewable energy sources. In order to capitalize on emerging opportunities in a portion of this market, we formed a joint venture with a wind-energy development firm in June 2008 for the purpose of constructing wind-energy farms for project owners. The venture has received an initial limited notice to proceed on a project to design and build the expansion of a wind farm in Illinois. We are nearing the completion of the construction of a biodiesel production plant in Texas, the fourth such project that we will complete within a two-year period, and are pursuing other alternative fuel-production opportunities.
Moreover, we continue to observe renewed interest in gas-fired generation as electric utilities and independent power producers look to diversify their generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to the completion of more sizeable or controversial projects, are also stimulating renewed demand for gas-fired power plants. As described above, both the Colusa and Sentinel power projects are gas-fired electricity-generation plants. While it is unclear what the impact of current economic conditions might have on the timing or financing of such future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the U.S. and believe our capabilities and expertise will position us as a market leader for these projects.
In summary, it is uncertain what impacts the current recession and financial/credit crisis in the U.S. may have on our business. We are continuously alert for effects of this crisis that may be impacting our business currently and any new developments that may affect us going forward. Moreover, the continuing global uncertainty and deteriorating economic conditions may impair our visibility to an unusual degree. Current or deteriorating future conditions could potentially lead to the delay, curtailment or cancellation of proposed and existing projects, thus decreasing the overall demand for our services, adversely impacting our results of operations and weakening our financial condition.
Nevertheless, we remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions. However, such forward-looking statements, by their nature, involve risks and uncertainties, and they should be considered conjunction with the risk factors included in Item 1A of this Annual Report on Form 10-K.

Comparison of the Results of Operations for the Years Ended January 31, 2009 and 2008
The following schedule compares the results of our operations for the years ended January 31, 2009 and 2008. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding year. As analyzed below the schedule, we reported net income of $10.0 million for the fiscal year ended January 31, 2009, or $0.78 per diluted share. For the fiscal year ended January 31, 2008, we reported a net loss of $3.2 million, or $(0.29) per diluted share.

	2009		2008
Net revenues
Power industry services	$202,298,000	91.6%	$180,414,000	87.2%
Nutritional products	10,075,000	4.5%	16,669,000	8.1%
Telecommunications infrastructure services	8,553,000	3.9%	9,693,000	4.7%

Net revenues	220,926,000	100.0%	206,776,000	100.0%

Cost of revenues **
Power industry services	169,046,000	83.6%	162,418,000	90.0%
Nutritional products	11,868,000	117.8%	14,714,000	88.3%
Telecommunications infrastructure services	7,127,000	83.3%	8,059,000	83.1%

Cost of revenues	188,041,000	85.1%	185,191,000	89.6%

Gross profit	32,885,000	14.9%	21,585,000	10.4%
Selling, general and administrative expenses	14,858,000	6.7%	18,983,000	9.2%
Impairment losses	3,134,000	1.5%	6,826,000	3.2%

Income (loss) from operations	14,893,000	6.7%	(4,224,000)	(2.0)%
Interest expense	(410,000)	*	(699,000)	*
Investment income	1,755,000	*	3,311,000	1.6%
Equity in net income of unconsolidated subsidiary	507,000	*	—	—

Income (loss) from operations before income taxes	16,745,000	7.6%	(1,612,000)	*
Income tax expense	(6,726,000)	(3.1)%	(1,593,000)	*

Net income (loss)	$10,019,000	$4.5%	$(3,205,000)	(1.5)%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
Net revenues of power industry services were $202.3 million for the year ended January 31, 2009, and represented 91.6% of consolidated net revenues. For the fiscal year ended January 31, 2008, the net revenues of the power industry services business were $180.4 million, which represented 87.2% of consolidated net revenues.
Our energy-plant construction contract backlog was $456 million at January 31, 2009, not including the backlog of GRP in the amount of $30.8 million (see the discussion of our investment in this unconsolidated subsidiary below). The comparable construction contract backlog was $122 million at January 31, 2008.

Two significant customers of the power industry services business for the current year represented approximately 54.3% and 43.9% of the net revenues of this business segment for the current year, respectively, and represented approximately 49.7% and 40.2% of our consolidated net revenues for the current year, respectively. In the aggregate, four significant customers of the power industry services business represented approximately 90.7% of its net revenues for the year ended January 31, 2008. Individually, the four customers represented approximately 30.0%, 25.4%, 20.1% and 15.3% of the net revenues of this business segment for the prior year, respectively, and they represented approximately 26.2%, 22.1%, 17.5% and 13.3% of our consolidated net revenues for the prior fiscal year, respectively. The projects for three of these four customers have been completed; one project was terminated during the current year as discussed in Note 16 to the consolidated financial statements. Projects completed by GPS over the last two years included the construction of biodiesel production facilities in Texas, a gas-fired energy power plant in California, and a gas-fired peaking power facility in Connecticut.
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
Telecommunications Infrastructure Services
Net revenues of telecommunications infrastructure services were approximately $8.6 million for the year ended January 31, 2009 compared to $9.7 million for the year ended January 31, 2008, representing a decrease in the net revenues of telecommunications infrastructure services between years of approximately $1.1 million, or 11.8%. The net revenues of telecommunications services for the years ended January 31, 2009 and 2008 were 3.9% and 4.7% of consolidated net revenues for the corresponding years, respectively.
Net revenues related to inside premises customers increased by approximately 31.0% for the year ended January 31, 2009 compared with the prior year due to increases in revenues related to EDS and other customers. However, this strong performance was more than offset by a 31.9% reduction between years in the net revenues related to outside plant customers. Although SMC signed a new eighteen-month contract with Verizon during the current year and net revenues related to this customer recovered gradually during the current year, the level of business from this customer declined between years. Work performed for SMC’s other large outside plant customer also decreased between years.
Nutritional Products
The net revenues from the sale of nutritional products by VLI were $10.1 million for the fiscal year ended January 31, 2009, and represented 4.5% of consolidated net revenues. The net revenues from the sale of nutritional products were $16.7 million for the fiscal year ended January 31, 2008. This amount represented 8.1% of consolidated net revenues for the prior year. The decrease in the net revenues of nutritional products was $6.6 million, or 39.6%. The decrease primarily was due to the loss of several large customers and lower than expected sales of products, in the aggregate, to VLI’s largest current customers during the current year, resulting in net sales declines between fiscal years of $5.5 million and $1.4 million, respectively. VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed six months including extended periods of product testing and acceptance.
Cost of Revenues
On a consolidated basis and expressed as a percentage of net revenues, our cost of revenues decreased to 85.1% for the year ended January 31, 2009 compared with 89.6% for the prior year. Our overall gross profit increased by $11.3 million, or 52.4%, to $32.9 million for the current fiscal year from $21.6 last year. Our gross profit percentage increased to 14.9% for the current year from 10.4% for the prior year. The gross profit improvements were due to the current year performance of GPS.
The cost of revenues for the power industry services business of GPS increased in the fiscal year ended January 31, 2009 to $169.0 million from $162.4 million in the fiscal year ended January 31, 2008. The cost of revenues as a percentage of corresponding net revenues was 83.6% for the current year compared with 90.0% last year. The gross profit of GPS for the current year was favorably affected by the adjustment to cost of revenues in the net amount of $7.1 million that is discussed below and the recognition in net revenues of earned incentive fees related to construction services that totaled approximately $3.2 million.

During the fiscal year ended January 31, 2009, GPS recorded favorable adjustments related to the settlement of accrued amounts on a terminated construction contract that are discussed in Note 16 to the consolidated financial statements. The adjustments reduced cost of revenues for the fiscal year ended January 31, 2009 by approximately $7.1 million, net of related expenses.
Cost of revenues for the telecommunication infrastructure services business of SMC decreased by $932,000, or approximately 11.6%, in the current year compared with the prior year, but increased slightly as a percentage of corresponding net revenues to 83.3% in the current year from 83.1% last year. On an overall basis, direct labor and related costs were reduced between the years by $1.2 million. Despite increased inside plant work causing increases of $321,000 and $222,000 between fiscal years in costs incurred for subcontractors and job supplies, respectively, the profitability of the inside plant work improved between the years. On the other hand, the effects of reduced net revenues and competitive pricing pressures decreased the profit of the outside plant work between the years.
Although the cost of revenues for the nutritional products business of VLI decreased in the year ended January 31, 2009 by $2.8 million to $11.9 million from $14.7 million in the year ended January 31, 2008, the cost of revenues expressed as a percentage of corresponding net revenues increased to 117.8% in the current year from a percentage of 88.3% last year. The cost of revenues for the current year included a total provision for obsolete and overstocked inventory of $1.6 million which represented 16.2% of current year net revenues. The comparable provision amount for the prior fiscal year was $434,000. In addition, the declining sales and competitive product pricing pressures continued to squeeze gross margins and increased the recurring cost of excess production capacity. Direct labor and related manufacturing overhead costs were reduced between years by $338,000 and $277,000, or 18% and 15%, respectively. However, the reductions did not occur in proportion to the 39.6% reduction in net revenues between fiscal years.
Selling, General and Administrative Expenses
These expenses decreased to $14.9 million, or 6.7% of consolidated net revenues, for the fiscal year ended January 31, 2009 from $19.0 million, or 9.2% of consolidated net revenues, for the fiscal year ended January 31, 2008, a reduction of $4.1 million, or 21.7%.
Amortization expense related to purchased intangible assets decreased by approximately $4.8 million in the current year period compared with last year as the amortization expense related to contractual and other customer relationships decreased between years by approximately $4.2 million. Most of this decrease was scheduled and attributable to backlog for construction contracts completed by GPS last year. The impairment losses recorded by VLI last year served to reduce its amortization expense related to customer relationships and the noncompete agreement prospectively, and the amortization of propriety formulas was completed last year. Partially offsetting the favorable effects of the amortization expense reductions in the current year and reductions in expenses at GPS and VLI were increases in certain corporate expenses. Stock option compensation expense increased between years by $635,000 and legal costs and fees, related primarily to the WFC and Kevin Thomas matters, increased by $351,000 between years.
Impairment of Goodwill and Long-Lived Assets
As discussed above and in Note 9 to the consolidated financial statements, we recorded impairment losses in the current fiscal year related to purchased intangible and fixed assets of VLI in the aggregate amount of $2.0 million and related to purchased intangible assets of SMC in the amount of $1.1 million. These amounts are included in the statement of operations for the fiscal year ended January 31, 2009.
The statement of operations for the fiscal year ended January 31, 2008 included VLI impairment losses related to goodwill and other purchased intangible assets in the aggregate amount of approximately $6.8 million. Through scheduled depreciation and amortization for the long-lived assets and the impairment losses recorded by VLI during the current and prior years, the carrying values of the goodwill, other purchased intangible assets and fixed assets of VLI have been substantially eliminated. Likewise, the carrying values goodwill and the contractual customer relationships of SMC were eliminated by the impairment losses recorded in the current year.
Other Income and Expense
Our investment income includes primarily amounts received monthly on excess cash balances invested in liquid collective funds offered by the Bank. We reported investment income of $1.8 million for the fiscal year ended January 31, 2009 compared to investment income of $3.3 million for the year ended January 31, 2008, reflecting the significant decline in short-term investment returns over the last year. Interest expense, which relates primarily to two Bank term loans, declined to $410,000 in the current year from $699,000 last year due to the overall reduction in the level of debt between years.
In June 2008, we announced that GPS has entered into a business partnership for the design and construction of wind energy farms located in the United States and Canada. The business partners each own 50% of the new company, GRP, which has begun a construction project to expand a wind farm in LaSalle County, Illinois with the addition of 166 wind turbines. Our share of the net income of GRP for the current fiscal year was approximately $507,000.

Income Tax Expense
For the fiscal year ended January 31, 2009, we incurred income tax expense of $6.7 million representing an effective income tax rate of 40.2%. The effective tax rate for the current year differs from the expected federal income tax rate of 34% due primarily to the effect of state income taxes and the unfavorable net effect of permanent differences, in particular the impairment losses of approximately $1.9 million related to the goodwill of VLI and SMC that are not deductible for income tax reporting purposes. In addition, we established a valuation allowance during the current year related to the deferred state taxes of VLI in the amount of $206,000. The unfavorable effects of these factors were offset partially in the current year by the favorable effect of a credit to the deferred tax provision in the approximate amount of $122,000 reflecting the effect of the current year change in state income tax rates applied to our deferred tax items.
Despite reporting a loss before income taxes of $1.6 million for the year ended January 31, 2008, we incurred income tax expense of approximately $1.6 million for the year. The prior year goodwill impairment loss related to VLI of approximately $5.6 million was not deductible for income tax reporting purposes, and represented a permanent difference between financial and income tax reporting. In addition, we were adversely impacted by our inability to utilize certain current operating losses for state income tax reporting purposes.
Liquidity and Capital Resources
Cash and cash equivalents increased during the current year by approximately $7.9 million to approximately $74.7 million as of January 31, 2009 compared to $66.8 million as of January 31, 2008 due primarily to the addition of the net proceeds of the private placement sale of common stock completed in July 2008. At January 31, 2009, cash equivalents included investments in collective funds managed by the Bank that invest primarily in debt securities issued or guaranteed by the federal government. Our consolidated working capital increased during the current year from approximately $16.5 million as of January 31, 2008 to approximately $53.6 million as of January 31, 2009. We also have an available balance of $4.3 million under our revolving line of credit financing arrangement with the Bank. During the current year, we reached agreement with the Bank extending the availability of the revolving line of credit to May 2010.
Although we reported net income of approximately $10.0 million for the current fiscal year and our net non-cash expenses were approximately $5.9 million, we used net cash of $11.5 million in operations. We experienced unfavorable changes between years in the amounts of several operating asset and liability accounts. During the current fiscal year, the decrease in the amount of billings in excess of costs and estimated earnings represented a $25.0 million use of cash as we approached completion of the construction of two biodiesel plants in Texas. The $6.1 million increase in the amount of costs and estimated earnings in excess of billings during the current year was due to the ramp-up in activity related to the construction of a gas-fired power plant in California. Additionally, an increase in accounts receivable during the current fiscal year used $5.1 million in cash with most of this amount provided by an increase in the amount of outstanding contract accounts receivable of GPS. Cash was provided during the current year as $4.4 million was released from escrow accounts as described in Note 4 to the consolidated financial statements. In addition, an increase in the combined amount of accounts payable and accrued expenses provided approximately $4.1 million in cash. The significant items included in our non-cash expenses for the current year were impairment losses of $3.1 million, amortization expense related to purchased intangible assets of $1.4 million, stock option compensation expense of $1.2 million and depreciation and other amortization of $992,000. As identified in Note 5 to the consolidated financial statements, a non-cash transaction resulted in reductions to accounts receivable and billings in excess of costs and estimated earnings in the amount of $22.2 million.
For the fiscal year ended January 31, 2008, despite a net loss of $3.2 million, net cash provided by operations was $42.5 million. The net amount of non-cash expenses in the prior year, including impairment losses of $6.8 million and the amortization of purchased intangible assets in the amount of $6.2 million, was approximately $12.7 million. Billings in excess of cost and earnings provided approximately $36.6 million in cash flow due primarily to an increase in cash collections as a result of a growth in operating activity. In addition, the Company reduced the amount of unbilled receivables during the prior fiscal year by approximately $11.8 million. Cash was used as accounts receivable rose by approximately $7.1 million last year. Cash was also used to reduce the level of accounts payable and accrued expenses by approximately $7.3 million during the prior year.
During the fiscal year ended January 31, 2009, investing activities consisted of the payment of $2.0 million in contingent acquisition price to the former owners of GPS (see Note 4 to the consolidated financial statements) and the capital contributions of $1.6 million made to GRP in connection with the formation and start-up of this unconsolidated subsidiary. We also purchased equipment with a net cost of $370,000 during the current year. During the year ended January 31, 2008, net cash provided by investing activities was approximately $1.4 million. The sale of investments provided net cash of $2.3 million. We used approximately $873,000 in cash to purchase equipment and other fixed assets.

Net cash of approximately $23.2 million was provided by financing activities during the fiscal year ended January 31, 2009. We completed the private placement sale of 2.2 million shares of our common stock in July 2008, providing net cash proceeds of approximately $25.0 million, and issued approximately 124,000 shares of our common stock in connection with the exercise of stock options and warrants, providing net cash proceeds of approximately $823,000. We used cash to make debt principal payments of $2.6 million. For the year ended January 31, 2008, net cash used in financing activities was approximately $2.5 million, including primarily monthly debt installment payments. We also received cash proceeds of $77,000 during the year from the exercise of warrants and options to purchase common stock.
The Bank financing arrangements provide for the measurement at our fiscal year end and at each of our fiscal quarter ends (using a rolling 12-month period) of certain financial covenants including requirements that the ratio of total funded debt to EBITDA, as defined therein, not exceed 2 to 1, that the ratio of senior funded debt to EBITDA, as defined, not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At January 31, 2009 and 2008, we were in compliance with each of these financial covenants. The Bank’s consent is required for acquisitions and divestitures. We continue to pledge the majority of our assets to secure the financing arrangements.
The Bank financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. We believe that we will continue to comply with the financial covenants under the financing arrangement. If our performance results in non-compliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise their rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable.
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
Including the cash raised in the private placement transaction, excess cash at January 31, 2009 in the aggregate amount of $70.7 million was invested in a government reserve money market fund sponsored by an investment division of the Bank. The fund invests in high quality, first-tier, money market investments with at least 80% of its net assets including U.S. Government and U.S. Treasury obligations. Operating bank accounts are maintained with Bank of America.
We believe that cash and cash equivalents on hand, cash generated from our future operations and funds available under our line of credit will be adequate to meet our operating cash needs in the foreseeable future. However, any future acquisitions, or other significant unplanned cost or cash requirement may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.
Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)
We believe that Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is a meaningful presentation that enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that EBITDA is widely used by investors and analysts as a measure of performance.

The following table presents the determinations of EBITDA for the years ended January 31, 2009 and 2008.

	EBITDA
	Years Ended January 31,
	2009	2008
Net income (loss), as reported	$10,019,000	$(3,205,000)
Interest expense	410,000	699,000
Income tax expense	6,726,000	1,593,000
Depreciation and other amortization	992,000	1,277,000
Amortization of purchased intangible assets	1,404,000	6,184,000

EBITDA	$19,551,000	$6,548,000

As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles (“GAAP”), we do not believe that this measure should be considered in isolation from, or as a substitute for, the results of our operations presented in accordance with GAAP that are included in our consolidated financial statements. In addition, our EBITDA does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.
As we believe that our net cash flow from operations is the most directly comparable performance measure determined in accordance with GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by (used in) operating activities that are presented in on our consolidated statements of cash flows.

	Reconciliations of EBITDA
	Years Ended January 31,
	2009	2008
EBITDA	$19,551,000	$6,548,000
Current income tax expense	(8,895,000)	(4,298,000)
Interest expense	(410,000)	(699,000)
Impairment losses related to goodwill and other purchased intangible assets	3,134,000	6,826,000
Non-cash stock option compensation expense	1,196,000	561,000
Provision for inventory obsolescence	1,637,000	434,000
Equity in net income of unconsolidated subsidiary	(507,000)	—
Decrease in escrowed cash	4,398,000	633,000
Increase in accounts receivable, net	(5,095,000)	(7,099,000)
Change related to the timing of scheduled billings	(31,075,000)	48,369,000
Other, net	4,598,000	(8,775,000)

Net cash (used in) provided by operations	$(11,468,000)	$42,500,000

Off-Balance Sheet Arrangements
As of January 31, 2009, the Company’s “Off-Balance Sheet” arrangements, as that term is described by the Securities and Exchange Commission, included a $10.0 million standby letter of credit issued to support our bonding capacity provided by an insurance company. The letter of credit was issued by our bank and renews annually effective January 1.
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
Critical Accounting Policies
We consider the accounting policies related to revenue recognition on long-term construction contracts, the valuation of goodwill and long-lived assets, income tax reporting and the reporting of legal matters to be most critical to the understanding of our financial position and results of operations. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.
We recognize a significant portion of revenues in connection with performance under long-term construction contracts pursuant to Statement of Position (SOP) No. 81-1 “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” The types of contracts may vary and include agreements under which revenues are based on a fixed price basis or cost-plus-fee. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Revenues from fixed price construction agreements, including portions of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Therefore, changes to the total estimated contract cost of a fixed price contract may affect the amount of profit or the extent of loss. The effect of the change on profit or loss is recorded in the period when the change in estimated total contract cost is determined. We review the estimates of total cost on each significant contract monthly.
In connection with the acquisitions of GPS, VLI and SMC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, proprietary formulas, non-compete agreements and trade names. Other than goodwill, most of our purchased intangible assets are determined to have finite useful lives. At February 1, 2008, the beginning of our most recent fiscal year, goodwill and other purchased intangible assets together represented approximately 18% of consolidated total assets. In accordance with Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”), the Company reviews goodwill for impairment at least annually. The Company tests for the impairment of goodwill pursuant to the requirements of FAS No. 142 and of the other purchased intangible assets pursuant to the requirements of FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” more frequently if events or changes in circumstances indicate that an asset value might be impaired. We utilize the assistance of professional appraisal firms in the initial determination of the fair value of these intangible assets using various techniques. Certain techniques require us to make estimates and assumptions about the future financial performance of the acquired businesses that may change in the future. The declining sales and the operating losses experienced by VLI during the last two years indicated that the carrying values of VLI’s goodwill and long-lived assets was impaired. Accordingly, the Company performed assessments of the carrying values and determined that the net unadjusted carrying values of these assets exceeded the current fair values. Accordingly, we recorded asset impairment losses related to VLI in the total amounts of $2.0 million and $6.8 million for the years ended January 31, 2009 and 2008, respectively.
As of January 31, 2009 and 2008, our consolidated balance sheets included deferred tax assets in the total amounts of $4.9 million and $2.2 million, respectively, resulting from our future deductible temporary differences. In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, based substantially on the strong earnings performance of our power industry services business segment, we believe that it is more likely than not that we will realize the benefit of our net deferred tax assets.

As discussed in Note 12 to the consolidated financial statements, we are involved in several legal matters relating to VLI where litigation has been initiated against us. We deny the alleged wrongdoings and intend to vigorously defend ourselves in each case. Management does not believe that a material loss is reasonably possible related to the lawsuits in the Kevin Thomas litigation, individually or in the aggregate. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. Should our assessments of the outcomes of these legal matters change, losses or additional costs may be recorded.
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
New Accounting Pronouncements
In December 2008, the Financial Accounting Standards Board (the “FASB”) announced the issuance of FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP requires public entities to provide additional disclosures until proposed FASB statements, “Accounting for Transfers of Financial Assets: an Amendment of FASB Statement No. 140” and “Amendments to FASB Interpretation No. 46(R)”, become effective. This FSP was effective for our consolidated financials statements for the fiscal year ending January 31, 2009. However, it did not have a material effect on our consolidated financial statements.
In November 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus on Issue 08-6, “Equity Method Investment Accounting Considerations.” This issue clarifies the accounting for some transactions and impairment considerations involving all investments accounted for under the equity method. Guidance is provided regarding (1) how the initial carrying value of an equity investment should be determined, (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity-method investment should be performed, (3) how an equity-method investee’s issuance of shares should be accounted for and, (4) how to account for a change in an investment from the equity method to the cost method. This EITF will be effective for us for our fiscal year ending January 31, 2010 and interim periods therein. We do not expect that adoption of this guidance will have a significant impact on our consolidated financial statements.
In November 2008, the EITF reached consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets.” Defensive assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions. Defensive assets also are referred to as “locked-up assets” because while the asset is not being actively used, it is likely contributing to an increase in the value of other assets owned by the acquiring entity. This issue addresses the accounting for defensive intangible assets subsequent to initial recognition and would be effective for intangible assets acquired by us subsequent to January 31, 2009. Adoption of this issue will not have a significant impact on our consolidated financial statements.
In November 2008, the EITF also reached consensus on Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary.” This EITF will be effective for us for our fiscal year ending January 31, 2010 and interim periods therein. Adoption of this guidance will not have a significant impact on our consolidated financial statements.
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in order to clarify the application of FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) in a market that is not active and to provide an example to illustrate the key considerations in the application of this guidance. It emphasizes that the use of a reporting entity’s own assumptions about future cash flows and an appropriately risk-adjusted discount rate in determining the fair value for a financial asset is acceptable when relevant observable inputs are not available. This FSP was effective upon its issuance. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Certain provisions of this standard relating to financial assets and financial liabilities were effective for us beginning February 1, 2008. The effective provisions did not have a material impact on the consolidated financial statements. Adoption of the other provisions of this standard relating primarily to nonfinancial assets and nonfinancial liabilities will first be required for our consolidated financial statements covering the quarter ending April 30, 2009. The adoption of these provisions is not expected to have a material impact on our consolidated financial statements. The significant nonfinancial items included in our consolidated balance sheet include property and equipment, goodwill and other purchased intangible assets.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the “GAAP Hierarchy”) and mandates that the GAAP Hierarchy reside in the accounting literature as opposed to the audit literature. This pronouncement became effective November 15, 2008 following approval by the SEC. This pronouncement did not have a material impact our consolidated financial statements.
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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about an entity’s derivative and hedging activities with the intent of improving the transparency of financial reporting as the use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Currently, we use interest rate swap agreements to hedge the risks related to the variable interest paid on our term loans. The current effects of our hedging activities are not significant to the consolidated financial statements. However, the new standard will require us to provide an enhanced understanding of 1) how and why we use derivative instruments, 2) how we account for derivative instruments and the related hedged items, and 3) how derivatives and related hedged items affect our financial position, financial performance and cash flows. In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” a new pronouncement intended to improve the disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial statements of the sellers of these instruments and by requiring additional disclosure about the current status of the payment/performance risk of a guarantee. Adoption of FASB Statement No. 161 will first be required for our consolidated financial statements covering the quarter ending April 30, 2009. The provisions of the FSP that amend FASB Statement No. 133 and Interpretation No. 45 were adopted for our consolidated financial statements for the year ending January 31, 2009 without a material effect.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. SFAS No. 141R will apply generally to our business combinations occurring subsequent to January 31, 2009. The accounting for future acquisitions, if any, may be affected by this pronouncement and will be evaluated by us at that time.
In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” that establishes accounting and reporting standards for minority interests in consolidated subsidiaries. This standard will be effective for us on February 1, 2009, and its adoption will not affect our consolidated financial statements.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for companies allowed to use the scaled disclosures for smaller reporting companies.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See the Index to the Consolidated Financial Statements on page 46 of this Annual Report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8, of this Annual Report on Form 10-K sets forth the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of our assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the report of Grant Thornton LLP for a more complete understanding of the topics presented.
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the period covered by this Annual Report on Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.
Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our Disclosure Controls, were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to Argan, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.
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
Management assessed our internal control over financial reporting as of January 31, 2009, the end of the fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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
Our independent registered public accounting firm, Grant Thornton LLP, audited management’s assessment and independently assessed the effectiveness of our internal control over financial reporting and has issued an audit report on our system of internal control over financial reporting, which is included below.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders of Argan, Inc.
We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and our report dated April 13, 2009 expressed an unqualified opinion thereon.
/s/ Grant Thornton LLP

Baltimore, Maryland
April 13, 2009

ITEM 9B. OTHER INFORMATION.
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be incorporated by reference to our 2009 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be incorporated by reference to our 2009 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be incorporated by reference to our 2009 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be incorporated by reference to our 2009 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be incorporated by reference to our 2009 Proxy Statement relating to the election of directors and other matters which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

3.2	Bylaws. (c)

4.1	Stock Purchase Agreement dated as of May 4, 2006 between Argan, Inc. and the purchasers identified on Schedule A attached thereto. (a)

4.2	Escrow Agreement dated as of May 4, 2006 between Argan, Inc. and the purchasers identified on Schedule A attached thereto. (a)

4.3	Stock Purchase Agreement dated as of December 8, 2006 by and among Argan, Inc. and the purchasers identified on Schedule A attached thereto. (b)

4.4	Stock Purchase Agreement dated as of December 8, 2006 by and between Argan, Inc. and Argan Investments LLC. (b)

4.5	Registration Rights Agreement dated December 8, 2006 by and between Argan, Inc. and Argan Investments LLC. (b)

4.6	Escrow Agreement dated as of December 8, 2006 by and among Argan, Inc., the purchasers identified on Schedule A attached thereto and Robinson & Cole LLP. (b)

4.7	Registration Rights Agreement dated as of December 8, 2006 by and among Argan, Inc., William F. Griffin, Jr. and Joel M. Canino. (b)

4.8	Escrow Agreement, dated as of December 8, 2006 by and among the Argan, Inc., William F. Griffin, Jr., Joel M. Canino, Michael Price and Curtin Law Roberson Dunigan & Salans, P.C (b)

4.9
Form of Subscription and Investment Agreement, relating to a private placement of 2.2 million shares of the Company’s common stock completed July 2, 2008. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2008.

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

10.6
Membership Interest Purchase Agreement, dated as of December 6, 2006, by and among, Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (b)

10.7
Stock Purchase Agreement, dated as of December 8, 2006, by and among Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (b)

10.8	Employment Agreement dated as of December 8, 2006 by and between Gemma Power Systems, LLC and Joel M. Canino. (b)

10.9	Employment Agreement dated as of December 8, 2006 by and between Gemma Power Systems, LLC and William M. Griffin, Jr. (b)

10.10
First Amendment to the Employment Agreement of Joel M. Canino, dated February 29, 2008. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

Exhibit No.	Description

10.11
First Amendment to the Employment Agreement of William F. Griffin, dated February 29, 2008. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

10.12
Second Amendment to the Employment Agreement of Joel M. Canino, dated March 5, 2009. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

10.13
Second Amendment to the Employment Agreement of William F. Griffin, dated March 5, 2009. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

10.14
Second Amended and Restated Financing and Security Agreement dated December 11, 2006 by and among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Gemma Power Hartford, LLC and Bank of America, N.A. (b)

10.15
Fourth Amended and Restated Revolving Credit Note dated December 11, 2006, issued by Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (b)

10.16
Amended and Restated 2006 Term Note dated December 11, 2006, issued by Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (b)

10.17
Acquisition Term Note dated December 11, 2006, issued by Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (b)

10.18	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Southern Maryland Cable, Inc.) in favor of Bank of America, N.A. (b)

10.19	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Vitarich Laboratories, Inc.) in favor of Bank of America, N.A. (b)

10.20	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems, LLC) in favor of Bank of America, N.A. (b)

10.21	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power, Inc.) in favor of Bank of America, N.A. (b)

10.22	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems California) in favor of Bank of America, N.A. (b)

10.23	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Gemma Power Systems, LLC (on behalf of Gemma Power Hartford, LLC) in favor of Bank of America, N.A. (b)

10.24	Pledge and Assignment Agreement dated as of December 8, 2006 by Argan, Inc. in favor of Bank of America, N.A. for the benefit of Travelers Casualty and Surety Company of America. (b)

10.25
First Amendment to Second Amended and Restated Financing and Security Agreement, dated March 28, 2008, by and among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 24, 2008.

10.26
Second Amendment to Second Amended and Restated Financing and Security Agreement, dated June 3, 2008, by and among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC and Bank of America, N.A. (c)

Exhibit No.	Description

14.1	Code of Ethics. Incorporated by reference to Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

14.2	Argan, Inc. Code of Conduct (Amended January 2007). Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 26, 2007.

21	Subsidiaries of the Company. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 26, 2007. (c)

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (c)

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002. (c)

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002. (c)

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002. (c)

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002. (c)

(a)	Incorporated by reference to the Company’s Form 8-K, dated May 4, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

(b)	Incorporated by reference to the Company’s Form 8-K, dated December 8, 2006, filed with the Securities and Exchange Commission on December 14, 2006.

(c)	Filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.
By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer Dated: April 13, 2009
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 13, 2009

/s/ Arthur F. Trudel Arthur F. Trudel	Senior Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	April 13, 2009

/s/ Henry A. Crumpton Henry A. Crumpton	Director	April 13, 2009

/s/ DeSoto S. Jordan DeSoto S. Jordan	Director	April 13, 2009

/s/ William F. Leimkuhler William F. Leimkuhler	Director	April 13, 2009

/s/ Daniel A. Levinson Daniel A. Levinson	Director	April 13, 2009

/s/ W. G. Champion Mitchell W. G. Champion Mitchell	Director	April 13, 2009

/s/ James W. Quinn James W. Quinn	Director	April 13, 2009

ARGAN, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
JANUARY 31, 2009
The following financial statements and schedule (including the notes thereto and the Report of the Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Argan, Inc.
We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits of the basic financial statements included the financial statement Schedule II — Valuation and Qualifying Accounts. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 13, 2009 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
April 13, 2009

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31,

	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$74,666,000	$66,827,000
Accounts receivable, net of allowance for doubtful accounts	12,986,000	30,239,000
Escrowed cash	10,000,000	14,398,000
Costs and estimated earnings in excess of billings	6,325,000	242,000
Inventories, net of obsolescence reserve	1,347,000	2,808,000
Prepaid expenses and other current assets	768,000	1,330,000
Deferred income tax assets	1,660,000	406,000

TOTAL CURRENT ASSETS	107,752,000	116,250,000
Property and equipment, net of accumulated depreciation	1,214,000	2,892,000
Goodwill	18,476,000	20,337,000
Intangible assets, net of accumulated amortization and impairment losses	3,655,000	5,296,000
Investment in unconsolidated subsidiary	2,107,000	—
Deferred income tax assets	1,743,000	828,000
Other assets	217,000	260,000

TOTAL ASSETS	$135,164,000	$145,863,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$31,808,000	$35,483,000
Accrued expenses	14,929,000	9,370,000
Billings in excess of cost and estimated earnings	5,102,000	52,313,000
Current portion of long-term debt	2,301,000	2,581,000

TOTAL CURRENT LIABILITIES	54,140,000	99,747,000
Long-term debt	1,833,000	4,134,000
Other liabilities	85,000	116,000

TOTAL LIABILITIES	56,058,000	103,997,000

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 13,437,684 and 11,113,534 shares issued at 1/31/09 and 1/31/08, and 13,434,451 and 11,110,301 shares outstanding at 1/31/09 and 1/31/08	2,015,000	1,667,000
Warrants outstanding	738,000	834,000
Additional paid-in capital	84,786,000	57,861,000
Accumulated other comprehensive losses	(63,000)	(107,000)
Accumulated deficit	(8,337,000)	(18,356,000)
Treasury stock at cost — 3,233 shares at both 1/31/09 and 1/31/08	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	79,106,000	41,866,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$135,164,000	$145,863,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31,

	2009	2008

Net revenues
Power industry services	$202,298,000	$180,414,000
Nutritional products	10,075,000	16,669,000
Telecommunications infrastructure services	8,553,000	9,693,000

Net revenues	220,926,000	206,776,000
Cost of revenues
Power industry services	169,046,000	162,418,000
Nutritional products	11,868,000	14,714,000
Telecommunications infrastructure services	7,127,000	8,059,000

Cost of revenues	188,041,000	185,191,000

Gross profit	32,885,000	21,585,000

Selling, general and administrative expenses	14,858,000	18,983,000
Impairment losses	3,134,000	6,826,000

Income (loss) from operations	14,893,000	(4,224,000)

Interest expense	(410,000)	(699,000)
Investment income	1,755,000	3,311,000
Equity in the net income of unconsolidated subsidiary	507,000	—

Income (loss) from operations before income taxes	16,745,000	(1,612,000)
Income tax expense	(6,726,000)	(1,593,000)

Net income (loss)	$10,019,000	$(3,205,000)

Earnings per share:
Basic	$0.80	$(0.29)

Diluted	$0.78	$(0.29)

Weighted average number of shares outstanding:
Basic	12,465,000	11,097,000

Diluted	12,779,000	11,097,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2009 AND 2008

					Accumulated
	Common Stock			Additional	Other
	Outstanding	Par		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Value	Warrants	Capital	Losses	Deficit	Stock	Totals

Balance, February 1, 2007	11,094,012	$1,664,000	$849,000	$57,190,000	$(8,000)	$(15,151,000)	$(33,000)	$44,511,000

Net loss	—	—	—	—	—	(3,205,000)	—	(3,205,000)

Other comprehensive loss	—	—	—	—	(99,000)	—	—	(99,000)

Total comprehensive loss								(3,304,000)

Exercise of stock options	12,500	2,000	—	44,000	—	—	—	46,000

Exercise of stock warrants	4,000	1,000	(15,000)	45,000	—	—	—	31,000

Stock option vesting	—	—	—	561,000	—	—	—	561,000

Other	(211)	—	—	21,000	—	—	—	21,000

Balance, January 31, 2008	11,110,301	1,667,000	834,000	57,861,000	(107,000)	(18,356,000)	(33,000)	41,866,000

Net income	—	—	—	—	—	10,019,000	—	10,019,000

Other comprehensive income	—	—	—	—	44,000	—	—	44,000

Total comprehensive income								10,063,000

Sale of common stock, net of offering costs of $1,424,000	2,200,000	330,000	—	24,646,000	—	—	—	24,976,000

Exercise of stock options	98,150	14,000	—	608,000	—	—	—	622,000

Exercise of stock warrants	26,000	4,000	(96,000)	293,000	—	—	—	201,000

Stock option vesting	—	—	—	1,196,000	—	—	—	1,196,000

Income tax benefit	—	—	—	182,000	—	—	—	182,000

Balance, January 31, 2009	13,434,451	$2,015,000	$738,000	$84,786,000	$(63,000)	$(8,337,000)	$(33,000)	$79,106,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,019,000	$(3,205,000)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Impairment losses on goodwill and other purchased intangible assets	3,134,000	6,826,000
Amortization of purchased intangible assets	1,404,000	6,184,000
Depreciation and other amortization	992,000	1,277,000
Deferred income taxes	(2,169,000)	(2,705,000)
Non-cash stock option compensation expense	1,196,000	561,000
Provision for inventory obsolescence	1,637,000	434,000
Equity in net income of unconsolidated subsidiary	(507,000)	—
Loss on sale of assets	108,000	74,000
Provision for losses on accounts receivable	129,000	45,000
Changes in operating assets and liabilities:
Escrowed cash	4,398,000	633,000
Accounts receivable	(5,095,000)	(7,099,000)
Costs and estimated earnings in excess of billings	(6,083,000)	11,761,000
Inventories	(176,000)	(855,000)
Prepaid expenses and other assets	458,000	(791,000)
Accounts payable and accrued expenses	4,066,000	(7,278,000)
Billings in excess of costs and estimated earnings	(24,992,000)	36,608,000
Other	13,000	30,000

Net cash (used in) provided by operating activities	(11,468,000)	42,500,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of contingent acquisition price	(2,000,000)	—
Investment in unconsolidated subsidiary	(1,600,000)	—
Purchase of investments	—	(19,997,000)
Proceeds from the sale of investments	—	22,268,000
Purchases of property and equipment	(370,000)	(873,000)
Proceeds from the sale of property and equipment	59,000	45,000

Net cash (used in) provided by investing activities	(3,911,000)	1,443,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	24,976,000	—
Principal payments on long-term debt	(2,581,000)	(2,586,000)
Proceeds from the exercise of stock options and warrants	823,000	77,000

Net cash provided by (used in) financing activities	23,218,000	(2,509,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,839,000	41,434,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	66,827,000	25,393,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$74,666,000	$66,827,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009 AND 2008
NOTE 1 — ORGANIZATION
Nature of Operations
Argan, Inc. (“Argan”) conducts its operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) which were acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) which was acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) which was acquired in July 2003. Argan and its consolidated wholly-owned subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, the Company develops, manufactures and distributes premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction, installation and maintenance to the federal government, telecommunications and broadband service providers, and electric utilities primarily in the Mid-Atlantic region. Each of the wholly-owned subsidiaries represents a separate reportable segment.
In June 2008, the Company announced that GPS entered into a business partnership with Invenergy Wind Management LLC, for the design and construction of wind farms located in the United States and Canada (see Note 8). The partners each own 50% of a new company, Gemma Renewable Power, LLC (“GRP”). The Company expects that GRP will provide engineering, procurement and construction services for new wind farms generating electrical power including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The consolidated financial statements include the accounts of Argan and its wholly-owned subsidiaries. The Company’s fiscal year ends on January 31. The results of companies acquired during a reporting period are included in the consolidated financial statements from the effective date of the acquisition. All significant inter-company balances and transactions have been eliminated in consolidation. The Company accounts for its investment in GRP using the equity method. In Note 18, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the presentation in the current year consolidated financial statements.
Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, revenue, expenses, and certain financial statement disclosures. Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but not limited to, the Company’s accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets including goodwill and intangible assets, contingent obligations, and deferred taxes. Actual results could differ from these estimates.
Cash and Cash Equivalents — The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. The Company holds cash or liquid mutual fund investments on deposit at banks in excess of federally insured limits. However, due to a belief in the financial strength of the financial institutions, primarily Bank of America (the “Bank”), management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk currently.
Fair Value of Financial Instruments — The carrying value amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these instruments. The carrying value amounts of the Company’s term loans approximate their fair values because the applicable interest rates are variable.

The Company adopted Statement of Financial Accounting Standard No. 157 (“SFAS No. 157”) during the first quarter of the fiscal year ended January 31, 2009 which resulted in no material impact to the consolidated financial statements. SFAS No. 157 applies to all assets and liabilities that are being measured and reported on a fair value basis with the exception of nonfinancial assets and nonfinancial liabilities Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. SFAS No. 157 prescribes a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability. The Company currently has no assets or liabilities for which it utilizes Level 1 inputs. Level 2 inputs are market data other than Level 1 that are observable either directly or indirectly including quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. The Company’s assets and liabilities that utilize Level 2 inputs include the interest rate swap liability associated with its long term debt. Level 3 inputs are unobservable and corroborated by little or no market data. The Company’s fair value measurements that utilize Level 3 inputs consist primarily of nonfinancial assets and nonfinancial liabilities for which the provisions of SFAS No. 157 have been deferred (see Note 3 to the consolidated financial statements).
Derivative Financial Instruments — The Company uses interest rate swap agreements to hedge the fluctuations in variable interest rates related to long term debt. The Company recognizes these derivatives as either assets or liabilities in the consolidated balance sheet and they are carried at fair value. Such amounts, included in other liabilities at January 31, 2009 and 2008, were $63,000 and $107,000, respectively. As the interest rate swap agreements have been designated as cash flow hedging instruments and are effective as hedges, changes in the fair value amounts of the interest rate swap agreements are recorded in accumulated other comprehensive income/loss. Any instrument that would not qualify for hedge accounting would be marked to market with changes recorded in current earnings.
Inventories — Inventories are stated at the lower of cost or market (i.e., net realizable value). Cost is determined on the first-in first-out (FIFO) method and includes material, labor and overhead costs. Fixed overhead is allocated to inventory based on the normal capacity of the Company’s production facilities. Any costs related to idle facilities, excess spoilage, excess freight or re-handling are expensed currently as period costs. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors (i.e. — lot expiration dates, the ability to recertify or test for extended expiration dates, the number of products that can be produced using the available raw materials and the market acceptance or regulatory issues surrounding certain materials) in evaluating net realizable value.
Property and Equipment — Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. The costs of maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.
Investment in Unconsolidated Subsidiary — The Company accounts for its investment in GRP using the equity method. Under this method, the Company records its proportionate share of GRP’s net income or loss based on the most recent available financial statements. As GRP follows a calendar year basis of financial reporting, the Company’s results of operations for the fiscal year ended January 31, 2009 included the Company’s share of GRP’s net income from May 27, 2008 (the date of formation) through December 31, 2008.
Goodwill and Other Indefinite-Lived Intangible Assets — In connection with the acquisitions of GPS, VLI and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, proprietary formulas, non-compete agreements and trade names. The Company reviews for impairment, at least annually, the carrying values of goodwill and other purchased intangible assets deemed to have an indefinite life. The Company tests for impairment of goodwill and these other intangible assets more frequently if events or changes in circumstances indicate that the asset value might be impaired.
Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimate of fair value of a reporting unit, generally a Company’s operating segment, is determined using various valuation techniques, with the principal techniques being a discounted cash flow analysis and market multiple valuation. A discounted cash flow analysis requires making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. After taking into consideration industry and Company trends, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Long-Lived Assets — Long-lived assets, consisting primarily of purchased intangible assets with definite lives and property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that carrying amounts should be assessed. The Company determines whether any impairment exists by comparing the carrying value of a long-lived asset to the undiscounted future cash flows expected to result from the use of the assets. In the event the Company determines that an impairment of value exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets are described in Note 9.
Revenue Recognition — Power Industry Services — This business segment recognizes net revenues pursuant to Statement of Position (SOP) No.81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenues are recognized under various construction agreements, including agreements under which revenue is based on a fixed price basis and cost-plus-fee. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Revenues from fixed price construction agreements, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Unapproved change orders, if any exist, are accounted for in revenues and costs when it is probable that costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price. Certain sales-type taxes that are assessed by government authorities and collected from customers are included in cost of revenues. Accordingly, these amounts are considered contract costs in the performance of percentage complete calculations and the determination of net revenues. The amounts of such costs were $5.9 million and $1.4 million for the fiscal years ended January 31, 2009 and 2008, respectively.
Revenue Recognition — Nutritional Products — Pursuant to purchase orders received from customers, sales are recognized at the time that title passes, typically upon shipment, and the amount due from the customer is fixed and the collection of the amount is reasonably assured. Sales are recognized on a net basis which reflect reductions for certain product returns and discounts. All shipping and handling fees and related costs are recorded as components of cost of goods sold.
Revenue Recognition — Telecommunications Infrastructure Services — This business segment generates net revenues under various arrangements, including contracts under which revenues are based on a fixed price basis and on a time and materials basis. Revenues from time and materials contracts are recognized when the related services are provided to the customer. Revenues from fixed price contracts, including portions of estimated profit, are recognized as services are provided, based on costs incurred and estimated amounts of total contract costs using the percentage of completion method. Many of the contracts include multiple deliverables. Because theses projects are fully integrated undertakings, the Company cannot separate the services provided into individual components. Losses on contracts, if any, are recognized in the periods in which they become known.
Income Taxes — Accounting for income taxes requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effects of temporary differences between the book and tax bases of recorded assets and liabilities. US GAAP also requires that a deferred tax asset be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), on February 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no material effect on the consolidated financial statements as the result of adopting this standard.
Stock-Based Compensation — In accordance with Statement of Financial Accounting Standard No. 123R (revised 2004), “Share-based Payments,” the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors using a fair value based option pricing model. With its adoption on February 1, 2006, the expense provision of FAS No. 123R had a material impact on the Company’s results of operations. The Company applied the modified prospective transition method; accordingly, the Company has recorded compensation expense related to stock options and warrants in the financial statements beginning February 1, 2006, with no restatement of prior periods.

Earnings Per Share — Basic income (loss) per share amounts for the years ended January 31, 2009 and 2008, and diluted loss per share for the year ended January 31, 2008 were computed by dividing net income (loss) by the weighted average number of common shares outstanding during the applicable year. Diluted income per share for the current fiscal year was computed by dividing net income by the sum of the weighted average number of common shares outstanding plus 314,000 shares representing the total dilutive effect of outstanding stock options and warrants. For the purpose of computing diluted loss per share for the year ended January 31, 2008, outstanding options and warrants to purchase 651,000 shares of common stock were not included with the weighted average number of shares outstanding due to the Company’s net loss for the year.
NOTE 3 — RECENTLY ISSUED ACCOUNTING STANDARDS
In December 2008, the Financial Accounting Standards Board (the “FASB”) announced the issuance of FASB Staff Position (“FSP”) FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.” This FSP requires public entities to provide additional disclosures until proposed FASB statements, “Accounting for Transfers of Financial Assets: an Amendment of FASB Statement No. 140” and “Amendments to FASB Interpretation No. 46(R)”, become effective. This FSP was effective for the Company’s consolidated financial statements for the fiscal year ending January 31, 2009, however, it did not have a material effect.
In November 2008, the FASB’s Emerging Issues Task Force (“EITF”) reached consensus on Issue 08-6, “Equity Method Investment Accounting Considerations.” This issue clarifies the accounting for some transactions and impairment considerations involving all investments accounted for under the equity method. Guidance is provided regarding (1) how the initial carrying value of an equity investment should be determined, (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity-method investment should be performed, (3) how an equity-method investee’s issuance of shares should be accounted for and, (4) how to account for a change in an investment from the equity method to the cost method. This EITF will be effective for the Company for the fiscal year ending January 31, 2010 and interim periods therein. The Company does not expect that adoption of this guidance will have a significant impact on the consolidated financial statements.
In November 2008, the EITF reached consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets.” Defensive assets are assets acquired in a business combination that the acquirer (a) does not intend to use or (b) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions. Defensive assets also are referred to as “locked-up assets” because while the asset is not being actively used, it is likely contributing to an increase in the value of other assets owned by the acquiring entity. This issue addresses the accounting for defensive intangible assets subsequent to initial recognition and would be effective for intangible assets acquired by the Company subsequent to January 31, 2009. Adoption of this issue will not have a significant impact on the Company’s consolidated financial statements.
In November 2008, the EITF also reached consensus on Issue No. 08-8, “Accounting for an Instrument (or an Embedded Feature) with a Settlement Amount That Is Based on the Stock of an Entity’s Consolidated Subsidiary.” This EITF will be effective for the Company for the fiscal year ending January 31, 2010 and interim periods therein. Adoption of this guidance will not have a significant impact on the Company’s consolidated financial statements.
In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in order to clarify the application of FASB Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (“SFAS No. 157”) in a market that is not active and to provide an example to illustrate the key considerations in the application of this guidance. It emphasizes that the use of a reporting entity’s own assumptions about future cash flows and an appropriately risk-adjusted discount rate in determining the fair value for a financial asset is acceptable when relevant observable inputs are not available. This FSP was effective upon its issuance. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Certain provisions of this standard relating to financial assets and financial liabilities were effective for the Company beginning February 1, 2008. The effective provisions did not have a material impact on the consolidated financial statements. Adoption of the other provisions of this standard relating primarily to nonfinancial assets and nonfinancial liabilities will first be required for the Company’s consolidated financial statements covering the quarter ending April 30, 2009. The adoption of these provisions is not expected to have a material impact on the Company’s consolidated financial statements. The significant nonfinancial items included in the Company’s consolidated balance sheet include property and equipment, goodwill and other purchased intangible assets.
In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP (the “GAAP Hierarchy”) and mandates that the GAAP Hierarchy reside in the accounting literature as opposed to the audit literature. This pronouncement became effective on November 15, 2008 following approval by the SEC. This pronouncement did not have a material impact on the Company’s consolidated financial statements.

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
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133.” This new standard requires enhanced disclosures about an entity’s derivative and hedging activities with the intent of improving the transparency of financial reporting as the use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Currently, the Company uses interest rate swap agreements to hedge the risks related to the variable interest paid on its term loans. The current effects of the Company’s hedging activities are not significant to the Company’s consolidated financial statements. However, the new standard will require the Company to provide an enhanced understanding of 1) how and why it uses derivative instruments, 2) how it accounts for derivative instruments and the related hedged items, and 3) how derivatives and related hedged items affect its financial position, financial performance and cash flows. In September 2008, the FASB issued FSP FAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” a new pronouncement intended to improve the disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial statements of the sellers of these instruments and by requiring additional disclosure about the current status of the payment/performance risk of a guarantee. Adoption of FASB Statement No. 161 will first be required for the Company’s consolidated financial statements covering the quarter ending April 30, 2009. The provisions of the FSP that amend FASB Statement No. 133 and Interpretation No. 45 were adopted for the Company’s consolidated financial statements for the year ending January 31, 2009 without material effect.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. In general, SFAS No. 141R will be effective for the Company for business combinations occurring subsequent to January 31, 2009. The accounting for future acquisitions, if any, may be affected by this pronouncement and will be evaluated by the Company at that time.
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

NOTE 4 — CASH IN ESCROW
Pursuant to the agreement covering the acquisition of GPS, the Company deposited $12.0 million into an escrow account with the Bank. Of this amount, $10.0 million secures a letter of credit that was issued in support of a bonding commitment. The remaining amount of $2.0 million was set aside for the payment of up to $2.0 million of additional purchase price in the event that GPS would meet certain financial objectives in 2007. As the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of GPS for the twelve months ended December 31, 2007, as defined in the acquisition agreement, exceeded the required amount of $12.0 million, the $2.0 million in additional purchase price was paid to the former owners of GPS in March 2008. The obligation to pay the former owners was included in accrued liabilities in the accompanying consolidated balance sheet at January 31, 2008.
In 2003, Argan completed the sale of Puroflow Incorporated (“Puroflow”), a wholly-owned subsidiary, to Western Filter Corporation (“WFC”). Proceeds in the amount of $300,000 were placed in escrow, and were included in the consolidated balance sheet at January 31, 2008, to indemnify WFC from any damages resulting from any breach of representations and warranties under the stock purchase agreement. This escrow fund was liquidated in December 2008 in connection with the settlement of the litigation with WFC (see Note 12).
For certain construction projects, cash may be held in escrow as a substitute for retainage. Cash held in escrow for retainage at January 31, 2008 in the amount of approximately $2.1 million related to a completed project was released and paid to the Company in the first quarter of the current fiscal year.
NOTE 5 — ACCOUNTS RECEIVABLE; COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Both accounts receivable and costs and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billings to customers under construction-type contracts varies based on individual contracts and often differs from the periods in which revenues are recognized. The amount of costs and estimated earnings in excess of billings at January 31, 2009 was approximately $6.3 million; this amount is expected to be billed and collected in the normal course of business. The comparable amount of costs and estimated earnings in excess of billings at January 31, 2008 was $242,000. Retainages included in accounts receivable represent amounts withheld by construction customers until a defined phase of a contract or project has been completed and accepted by the customer. The retainage amount included in accounts receivable at January 31, 2008 was $5.6 million; there were no outstanding retainages as of January 31, 2009. The length of retainage periods may vary, but they are typically between six months and two years.
The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to vary by customer due to the different financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its current accounts receivables. The amounts of the Company’s allowance for doubtful accounts at January 31, 2009 and 2008 were $22,379,000 and $75,000, respectively. During the current year, the allowance was increased by $22.2 million which was offset by the elimination of a corresponding amount of billings in excess of cost and estimated earnings.
NOTE 6 — INVENTORIES
Inventories consisted of the following amounts at January 31, 2009 and 2008:

	2009	2008
Raw materials	$2,748,000	$2,846,000
Work-in-process	118,000	43,000
Finished goods	171,000	144,000

	3,037,000	3,033,000
Less — reserves	(1,690,000)	(225,000)

Inventories, net	$1,347,000	$2,808,000

The amounts expensed for inventory obsolescence were approximately $1,637,000 and $434,000, respectively, during the fiscal years ended January 31, 2009 and 2008. The amounts of costs expensed during the fiscal years ended January 31, 2009 and 2008 related to excess manufacturing capacity at VLI were $1.4 million and $327,000, respectively.

NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment at January 31, 2009 and 2008 consisted of the following:

	2009	2008
Leasehold improvements	$973,000	$1,051,000
Machinery and equipment	2,594,000	3,778,000
Trucks and other vehicles	1,263,000	1,263,000

	4,830,000	6,092,000
Less accumulated depreciation	(3,616,000)	(3,200,000)

Property and equipment, net	$1,214,000	$2,892,000

Depreciation expense amounts for property and equipment, including assets under capital leases, for the fiscal years ended January 31, 2009 and 2008 were approximately $845,000 and $1,120,000 respectively. The costs of maintenance and repairs were $490,000 and $545,000 for the years ended January 31, 2009 and 2008, respectively. During the current fiscal year, the Company recorded impairment losses in the amount of approximately $1.0 million related to the fixed assets of VLI as described in Note 9. Since then, the costs of fixed asset purchases at VLI have been expensed; such costs amounted to approximately $194,000 for the year ended January 31, 2009.
NOTE 8 — INVESTMENT IN UNCONSOLIDATED SUBSIDIARY
In June 2008, the Company announced that GPS had entered into a business partnership with Invenergy Wind Management, LLC for the design and construction of wind-energy farms located in the United States and Canada. The business partners each own 50% of a new company, Gemma Renewable Power, LLC (“GRP”). GRP provides engineering, procurement and construction services for new wind farms generating electrical power including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades. In connection with the formation of GRP, GPS has made cash investments totaling $1.6 million. At January 31, 2009, the formation agreement provided for GPS to make an additional contribution of $1.4 million which has been deferred. The Company’s share of the net income for the current fiscal year was approximately $507,000. The amount of the Company’s investment in GRP was included in the Company’s consolidated balance sheet at January 31, 2009.
NOTE 9 — PURCHASED INTANGIBLE ASSETS
Impairment Losses
During the fiscal year ended January 31, 2009, VLI continued to report operating results that were below expected results. The loss of major customers and the reduction in the amounts of orders received from current major customers caused net revenues to continue to decline and this business to operate at a loss. Accordingly, during the current fiscal year, management conducted analyses in order to determine whether impairment losses had occurred related to the goodwill and the long-lived assets of VLI. Using the income and market approaches, the assessment analyses indicated that the carrying value of the business exceeded its fair value. In addition, based on comparisons to estimated amounts of future undiscounted cash flows, it was determined that the carrying values of VLI’s long-lived assets were not recoverable and that the carrying values of these assets exceeded their corresponding fair values based on estimated amounts of discounted cash flows. As a result, VLI recorded impairment losses related to goodwill, other purchased intangible assets, and fixed assets in the amounts of $921,000, $86,000 and $1,036,000, respectively. These impairment losses, which eliminated most of the carrying value of the corresponding assets, totaled approximately $2.0 million and have been included in the consolidated statement of operations for the fiscal year ended January 31, 2009.
The Company had conducted previous asset impairment analyses related to VLI during the fiscal year ended January 31, 2008. After analyzing this business using both the income and market approaches, the Company recorded goodwill impairment losses of approximately $5.6 million. The declining financial performance also suggested that the carrying value of VLI’s long-lived intangible assets, including non-contract customer relationships and non-compete agreements, might be impaired. The Company determined that the net unadjusted carrying values of these assets exceeded estimated amounts based on the undiscounted future cash flows attributable to these assets. Using fair values based on the estimated amounts of discounted cash flows, the Company recorded asset impairment losses in the amounts of $578,000 and $603,000, respectively. The total amount of approximately $6.8 million for the impairment of goodwill and other purchased intangible assets was included in the consolidated statement of operations for the fiscal year ended January 31, 2008.

During the fiscal year ended January 31, 2009, the operating results of SMC declined. Net revenues decreased by approximately 11.8% during this period. Income before income taxes for this business declined to a loss before impairment losses and income taxes of approximately $112,000 for the fiscal year ended January 31, 2009. Primarily, the operating results have been adversely impacted by reductions in the amounts of outside plant work performed for both of SMC’s largest customers in this area. In light of these results and the depressed state of residential and commercial construction activity, the Company reduced its estimates of future operating results for this business. The impairment analysis conducted during the fourth quarter of the current fiscal year using the reduced estimates of future income and considering the reduced market values of comparable companies indicated that the net carrying value of this business exceeded its fair value. In addition, it was determined that the net carrying value of SMC’s purchased intangible asset relating to contractual customer relationships exceeded its fair value based on discounted estimated future cash flows. As a result, SMC recorded impairment losses related to goodwill and its contractual customer relationships in the amounts of $940,000 and $151,000 which were included in the consolidated statement of operations for the year ended January 31, 2009.
Goodwill
Additional purchase price of $2.0 million in cash became payable to the former owners of GPS last year as the earnings of GPS before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for AI’s corporate overhead charge, exceeded the $12.0 million adjusted EBITDA target amount established and defined in the merger agreement for the twelve months ended December 31, 2007. The amount of this additional purchase price amount was recorded as goodwill. The changes in the carrying amount of goodwill for the years ended January 31, 2009 and 2008 were as follows:

	SMC	VLI	GPS	Total
Balances, February 1, 2007	$940,000	$6,565,000	$16,476,000	$23,981,000
Impairment losses	—	(5,644,000)	—	(5,644,000)
Acquisition of GPS	—	—	2,000,000	2,000,000

Balances, January 31, 2008	940,000	921,000	18,476,000	20,337,000
Impairment loss	(940,000)	(921,000)	—	(1,861,000)

Balances, January 31, 2009	$—	$—	$18,476,000	$18,476,000

For income tax reporting purposes, goodwill allocated to GPS in the approximate amount of $12.3 million (including $2.0 million added in the current fiscal year) is being amortized on a straight-line basis over periods of 15 years. The remaining amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.
Other Purchased Intangible Assets
A description of each of the other purchased intangible asset categories is presented below.
Contractual Customer Relationships of SMC — The fair value of SMC’s Contractual Customer Relationships (“CCR’s”) was determined at the time of the acquisition of SMC by discounting the cash flows expected from SMC’s continuing relationships with three customers. Expected cash flows were based on historical levels, current and anticipated projects and general economic conditions. The long-term nature of the relationships affected the discount rate used to discount expected cash flows as well as the Company’s estimated weighted average cost of capital and SMC’s asset mix. The Company was amortizing the fair value of the CCR’s over a seven-year weighted average life before recording an impairment loss for the remaining net carrying value of this asset at January 31, 2009.
Customer Relationships of VLI — The fair value of the Customer Relationships of VLI (“VCR’s”) was determined at the time of the acquisition of VLI by identifying long established customer relationships with which VLI had a pattern of recurring purchase orders and by developing and discounting estimated expected cash flows attributable to these existing customer relationships. The Company was amortizing the VCR’s over a five-year life. VLI recorded impairment losses of $578,000 last year and $86,000 during the current year thereby eliminating the remaining carrying value of this asset.

Contractual Customer Relationships of GPS — The fair value of the Contractual Customer Relationships at GPS (“GCCR’s”) was determined at the time of the acquisition of GPS by discounting cash flows expected from GPS’s contracts in place as of the acquisition date for the construction of electric power, ethanol and biodiesel production facilities, and for the renovation of existing facilities for a recurring customer. Expected cash flows were based on current and anticipated results of identified projects. The degree of difficulty inherent for the timely completion in accordance with contractual performance standards of construction projects affected the discount rate used to discount expected cash flows as well as the Company’s estimated weighted average cost of capital and the asset mix of GPS. The Company amortized the GCCR’s over the estimated duration of the respective contracts which ranged from eight to eighteen months.
Trade Names — The Company determined the fair values of the GPS and SMC Trade Names using a relief-from-royalty methodology. The Company also considered recognition by potential customers of a trade name such as GPS. The Company believes that the useful life of the GPS Trade Name is fifteen years, the period over which the Trade Name is expected to contribute to future cash flows. We concluded that the useful life of the SMC Trade Name was indefinite since it is expected to contribute directly to future cash flows in perpetuity. While SMC is not a nationally recognized trade name, it is a recognized name in the Mid-Atlantic region, SMC’s primary area of operations. The Company uses the relief-from-royalty method described above to test the SMC Trade Name for impairment annually on November 1 and on an interim basis if events or changes in circumstances between annual tests indicate the SMC Trade Name might be impaired.
Non-Compete Agreements — The fair value amounts of three non-compete agreements with the former owners of acquired businesses were determined at the time of the acquisition by discounting the estimated reductions in the cash flows that would be expected if the key employees were to leave the Company. These key employees signed non-compete agreements prohibiting them from competing directly or indirectly for five years. The estimated reduced cash flows were discounted based on a rate that reflected the perceived risk of the applicable non-compete agreement, the estimated weighted average cost of capital and the asset mix of the acquired company. The Company is amortizing fair value amounts ascribed to the non-compete agreements over five years, the contractual length of the non-compete agreements. VLI recorded an impairment loss related to this asset of $603,000 during the fiscal year ended January 31, 2008.
Proprietary Formulas — The fair value of the Proprietary Formulas was determined at the time of the acquisition of VLI. Cash flow forecasts were developed based on employing a technology contribution approach in order to determine the amounts of revenues associated with existing proprietary formulations. The amortization of the fair value amount was completed during the year ended January 31, 2008.

Changes in Asset Carrying Values
The changes in the net carrying amounts of the Company’s other purchased intangible assets for the years ended January 31, 2009 and 2008 were as follows.

	Estimated	Balance		Impairment		Balance
Description	Useful Lives	January 31, 2008	Additions	Charges	Amortization	January 31, 2009
Contractual customer relationships —
- SMC	7 years	$254,000	$—	$(151,000)	$(103,000)	$—
- VLI	5 years	125,000	—	(86,000)	(39,000)	—

Customer relationships — GPS	1-2 years	904,000	—	—	(904,000)	—

Non-compete agreements —
- VLI	5 years	12,000	—	—	(8,000)	4,000
- GPS	5 years	412,000	—	—	(107,000)	305,000

Trade name — GPS	15 years	3,365,000	—	—	(243,000)	3,122,000

Trade name — SMC	Indefinite	224,000	—	—	—	224,000

Totals		$5,296,000	$—	$(237,000)	$(1,404,000)	$3,655,000

	Estimated	Balance		Impairment		Balance
Description	Useful Lives	February 1, 2007	Additions	Charges	Amortization	January 31, 2008
Contractual customer relationships —
- SMC	7 years	$358,000	$—	$—	$(104,000)	$254,000
- VLI	5 years	1,033,000	—	(578,000)	(330,000)	125,000

Customer relationships — GPS	1-2 years	5,722,000	—	—	(4,818,000)	904,000

Proprietary formulas — VLI	3 years	268,000	—	—	(268,000)	—

Non-compete agreements —
- VLI	5 years	930,000	—	(603,000)	(315,000)	12,000
- GPS	5 years	518,000	—	—	(106,000)	412,000

Trade name — GPS	15 years	3,608,000	—	—	(243,000)	3,365,000

Trade name — SMC	Indefinite	224,000	—	—	—	224,000

Totals		$12,661,000	$—	$(1,181,000)	$(6,184,000)	$5,296,000

Future Amortization Expense
The estimated amounts of amortization expense related to the purchased intangible assets (other than goodwill) for the next five fiscal years are presented below:

2010	$354,000
2011	350,000
2012	334,000
2013	243,000
2014	243,000
Thereafter	1,907,000

Total	$3,431,000

NOTE 10 — DEBT
At January 31, 2009 and 2008, debt consisted of the following:

			2009
				Notional
			Stated	Amount of	Effective
			Interest	Interest Rate	Interest	Swap
	2009	2008	Rate (1)	Swap	Rate (2)	Maturity
Bank term loan, due December 2010	$3,833,000	$5,833,000	3.66%	$1,917,000	6.09%	12/31/09
Bank term loan, due August 2009	292,000	792,000	3.66%	219,000	7.52%	7/31/09
Capital leases	9,000	90,000

	4,134,000	6,715,000		2,136,000
Less: current portion	2,301,000	2,581,000		2,136,000

Debt, long-term portion	$1,833,000	$4,134,000		$—

Revolving credit facility	$—	$—

(1)	The stated interest rate is the floating interest rate as of January 31, 2009. This is not necessarily an indication of future interest rates.

(2)	The effective interest rate includes the impact of the fixed interest rate swaps on the stated rate of interest.
Maturities of all long-term debt obligations, outstanding, at January 31, 2009, including capital leases, were as follows:

2010	$2,301,000
2011	1,833,000

Total	$4,134,000

The financing arrangements with the Bank cover two installment term loans — a 4-year term loan with a current balance of $3.8 million that provided the Company with $8.0 million in proceeds used in the acquisition of GPS (including $2.0 million in funds that were placed in escrow with the Bank as discussed in Note 4) and a 3-year installment term loan related to VLI with a current balance of $292,000. The Company makes monthly installment payments of principal on both term loans that bear interest at a rate of LIBOR plus 3.25%. The Bank financing arrangements also provide a revolving loan facility with a maximum borrowing amount of $4.25 million. Amounts borrowed under the revolving loan facility would also bear interest at LIBOR plus 3.25%. During the fiscal year ended January 31, 2009, the Bank agreed to extend the expiration date of the revolving loan facility to May 31, 2010.
The Bank financing arrangements require compliance with certain financial covenants at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period), including requirements that the ratio of total funded debt to EBITDA, as defined therein, not exceed 2 to 1, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA, as defined, not exceed 1.50 to 1. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the Bank would not exercise their rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt due and payable. At January 31, 2009, the Company was in compliance with the covenants of its amended financing arrangements.

The Company has interest rate swap agreements with a total initial notional amount of $5,125,000 that will expire during the fiscal year ending January 31, 2010. Under the swap agreements, the Company agrees to exchange each month the difference between fixed and floating LIBOR interest rate amounts calculated by reference to the current notional principal balance. The Company’s weighted-average fixed rate related to its interest rate swap agreements is 5.22%. At January 31, 2009 and 2008, the Company carried liability amounts of $63,000 and $107,000, respectively, in order to recognize the fair value of the interest rate swap agreements; these amounts were included in other long-term liabilities in the consolidated balance sheets.
Interest expense was $410,000 and $699,000 for the years ended January 31, 2009 and 2008, respectively.
The Company may obtain standby letters of credit from the Bank in the ordinary course of business in amounts not to exceed $10.0 million in the aggregate. On December 11, 2006, the Company pledged $10.0 million in cash to the Bank in order to secure a standby letter of credit that was issued by the Bank for the benefit of Travelers Casualty and Surety Company of America in connection with its providing a bonding committment to GPS.
NOTE 11 — COMMITMENTS
The Company and its subsidiaries have entered into various non-cancelable operating leases for facilities, machinery, equipment and trucks. The Company leases office, warehouse and manufacturing facilities under operating leases expiring on various dates through February 2014. None of the Company’s leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under the lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs. Certain leases contain renewal options. Total rent expense amounts for all operating leases and other rental agreements were $2.9 million and $5.1 million for the years ended January 31, 2009 and 2008, respectively. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2009:

2010	$818,000
2011	730,000
2012	299,000
2013	223,000
2014	90,000
Thereafter	7,000

Total	$2,167,000

NOTE 12 — LEGAL CONTINGENCIES
In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of current claims and proceedings will have a material effect on the Company’s consolidated financial statements other than the matters discussed below.
Western Filter Corporation Litigation
On March 22, 2005, WFC filed a civil action against the Company, and its executive officers. The suit was filed in the Superior Court of the State of California for the County of Los Angeles. WFC purchased the capital stock of the Company’s wholly owned subsidiary, Puroflow, pursuant to the terms of the Stock Purchase Agreement dated October 31, 2003. WFC alleged that the Company and its executive officers breached the Stock Purchase Agreement between WFC and the Company and engaged in misrepresentations and negligent conduct with respect to the Stock Purchase Agreement.
Although the Company maintained its belief that the plaintiff’s claims were without merit, the parties agreed to an out-of-court settlement of this litigation. Pursuant to the corresponding agreement between the parties, the Company made a payment to WFC in the amount of $750,000 in December 2008 in order to settle the lawsuit. This payment was funded, in part, with $300,000 previously held in escrow related to the sale of WFC. The Company also received reimbursement from its insurance company in the amount of $250,000 related to the settlement.

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
On March 4, 2008, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in the Circuit Court of Florida for Collier County. VFI, which is owned by Kevin Thomas, supplied VLI with certain organic raw materials used in the manufacture of VLI products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI’s customers. VLI and its president filed their Answer and Affirmative Defenses on May 8, 2008. VLI and its president deny that VLI breached any contract or that its president defamed VFI. The defendants intend to continue to vigorously defend this lawsuit.
On March 4, 2008, Mr. Thomas filed a lawsuit against VLI’s president in the Circuit Court of Florida for Collier County. Mr. Thomas has filed this new lawsuit against VLI’s president for defamation. Mr. Thomas alleges that VLI’s president made false statements to third-parties regarding Mr. Thomas’ conduct that is the subject of counterclaims by the Company and VLI in the litigation matter discussed above and that these statements have caused him damage to his business reputation. VLI’s president filed his answer with the court on May 8, 2008. VLI’s president denies that he defamed Mr. Thomas and intends to continue to vigorously defend this lawsuit.
Although the Company has reviewed the claims of Mr. Thomas and VFI and believes that they are without merit, the Company’s consolidated balance sheet at January 31, 2009 included an amount in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed in connection with these matters. Although management does not believe that a material loss is reasonably possible related to the lawsuits in the Kevin Thomas litigation, individually or in the aggregate, the ultimate resolution of the litigation with Mr. Thomas could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.
Tampa Bay Nutraceutical Company
On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel: (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $9,000,000. Depositions, originally scheduled for August 2008, have not been completed.
The Company is vigorously defending this litigation. Although the Company believes it has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of potential damages, if any, at this state of the litigation. The Company’s consolidated balance sheet at January 31, 2009 included an amount in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed through trial in connection with this matter. The ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.

NOTE 13 — PRIVATE OFFERING OF COMMON STOCK
In July 2008, the Company completed a private placement sale of 2.2 million shares of common stock to investors at a price of $12.00 per share that provided net proceeds of approximately $25 million. Management expects that the proceeds will provide resources to support GPS’s cash requirements relating to the new wind-power energy subsidiary described in Note 8 and will make available additional collateral to support the bonding requirements associated with future energy plant construction projects. Allen & Company LLC (“Allen”), a firm considered to be a related party, served as placement agent for the stock offering and was paid a fee of approximately $1.3 million for their services by the Company. One of the members of our Board of Directors is a managing director of Allen.
NOTE 14 — STOCK-BASED COMPENSATION
The Company has a stock option plan that was established in August 2001 (the “Option Plan”). Under the Option Plan, the Company’s Board of Directors may grant stock options to officers, directors and key employees. The Option Plan was amended in June 2008 in order to authorize the grant of options for up to 1,150,000 shares of common stock. Stock options that are granted may be Incentive Stock Options (“ISOs”) or nonqualified stock options” (NSOs”). ISOs granted under the Option Plan have an exercise price per share at least equal to the common stock’s fair market value per share at the date of grant, a ten-year term, and typically become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s fair market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Board.
At January 31, 2009, there were 1,223,000 shares of the Company’s common stock reserved for issuance upon the exercise of stock options and warrants (see discussion of warrants below).
A summary of stock option activity under the Option Plan for the years ended January 31, 2009 and 2008 is presented below:

			Weighted-
		Weighted-	Average	Weighted-
		Average	Remaining	Average
		Exercise	Contract	Fair
Options	Shares	Price	Term (years)	Value
Outstanding, February 1, 2007	244,000	$4.20
Granted	212,000	$8.18
Exercised	(13,000)	$3.70
Forfeited or expired	(18,000)	$7.07

Outstanding, January 31, 2008	425,000	$6.07	6.91	$3.61
Granted	235,000	$11.95
Exercised	(98,000)	$6.35
Forfeited or expired	(50,000)	$10.13

Outstanding, January 31, 2009	512,000	$8.31	6.48	$4.34

Exercisable, January 31, 2009	277,000	$5.22	6.08	$2.95

The total intrinsic value amounts for the stock options exercised during the years ended January 31, 2009 and 2008 were $804,000 and $83,000, respectively. The aggregate intrinsic value amounts for outstanding and exercisable stock options at January 31, 2009 were $1,497,000 and $1,664,000, respectively.

A summary of the change in the number of shares of common stock subject to non-vested options to purchase such shares for the years ended January 31, 2009 and 2008 is present below:

		Weighted-
		Average
		Fair
	Shares	Value
Nonvested, February 1, 2007	16,000
Granted	212,000
Vested	(33,000)
Forfeited	(5,000)

Nonvested, January 31, 2008	190,000	$5.36
Granted	235,000	$5.96
Vested	(140,000)	$4.81
Forfeited	(50,000)	$6.16

Nonvested, January 31, 2009	235,000	$5.96

The weighted-average grant date fair value amounts per share for stock options awarded during the years ended January 31, 2009 and 2008 were $5.96 and $5.30, respectively. The total fair value amounts for shares vested during the years ended January 31, 2009 and 2008 were $673,000 and $144,000, respectively. Compensation expense amounts recorded in the years ended January 31, 2009 and 2008 were $1,196,000 and $561,000, respectively. At January 31, 2009, there was $509,000 in unrecognized compensation cost related to stock options granted under the Option Plan. The end of the period over which the compensation expense for these awards is expected to be recognized is December 2009.
The Company estimates the weighted average fair value of outstanding stock options vested using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of certain assumptions for each stock option that is awarded.
In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), which became effective January 1, 2008. SAB 110 amends SAB 107 with regards to the use of a “simplified method” in developing an estimate of expected term of “plain-vanilla’’ share options. SAB 110 states that under certain circumstances, including a company having historical stock option exercise experience that is insufficient to provide a reasonable basis upon which to estimate expected terms, the SEC’s staff will continue to accept the simplified method beyond December 31, 2007. The Company utilized the simplified method to estimate the expected terms of its stock options granted during the fiscal year ended January 31, 2009.
The fair value amounts per share of options to purchase shares of the Company’s common stock awarded during the fiscal years ended January 31, 2009 and 2008 were determined at the dates of grant using the following weighted-average assumptions:

	2009	2008
Risk-free interest rate	3.87%	5.00%
Expected volatility	61.46%	67%
Expected life	4.28 years	5 years
Dividend yield	—%	—%
The Company also has outstanding warrants to purchase 200,000 shares of the Company’s common stock as of January 31, 2009, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement of common stock in April 2003 to three individuals who became the executive officers of the Company upon completion of the offering and also to an investment advisory firm. A director of the Company is the chief executive officer of the investment advisory firm and related part, MSR Advisors, Inc. The fair value of the issued warrants of $849,000 was recognized as offering costs. All warrants are exercisable and expire in December 2012.
The Company also has a 401(k) Savings Plan covering all of its employees pursuant to which the Company makes discretionary contributions for its eligible and participating employees. The Company’s expense for this defined contribution plan totaled approximately $33,000 and $36,000 for the years ended January 31, 2009 and 2008, respectively.

NOTE 15 — INCOME TAXES
The components of the Company’s income tax expense for the years ended January 31, 2009 and 2008 are presented below:

	2009	2008
Current:
Federal	$7,226,000	$3,254,000
State	1,669,000	1,044,000

	8,895,000	4,298,000
Deferred:
Federal	(1,864,000)	(2,570,000)
State	(305,000)	(135,000)

	(2,169,000)	(2,705,000)

Total tax expense	$6,726,000	$1,593,000

The actual income tax expense amounts for the years ended January 31, 2009 and 2008 differed from the “expected” tax amounts computed by applying the U.S. Federal corporate income tax rate of 34% to income (loss) from operations before income tax as presented below:

	2009	2008

Computed “expected” income tax (benefit)	$5,693,000	$(548,000)
Increase (decrease) resulting from:
State income taxes, net	797,000	383,000
Permanent differences	236,000	1,758,000

Total tax expense	$6,726,000	$1,593,000

The unfavorable net tax effect of permanent items for the year ended January 31, 2009 reflects primarily the impairment losses of approximately $1.9 million recorded in the current year related to the goodwill of VLI, net of the amount of domestic manufacturing deduction of approximately $1.3 million estimated for the current year. The impairment losses are not deductible for income tax reporting purposes.
Despite reporting a loss from operations before income taxes of $1.6 million for the year ended January 31, 2008, the Company incurred income tax expense of $1.6 million for the year. The goodwill impairment loss of $5.6 million that is discussed in Note 9 was not deductible for income tax reporting purposes, and represented a permanent difference between financial and income tax reporting. In addition, the Company was adversely impacted by its inability to utilize certain current operating losses for state income tax reporting purposes.
As of January 31, 2009 and 2008, accrued expenses included income tax amounts currently payable of approximately $2.9 million and $1.1 million, respectively. The Company’s consolidated balance sheets as of January 31, 2009 and 2008 included deferred tax assets in the amounts of $3.4 million and $1.2 million, respectively, resulting from future deductible temporary differences. The Company’s ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. During the fiscal year ended January 31, 2009, the Company established a valuation allowance for the state portion of the deferred tax assets of VLI in the amount of $206,000. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets except for the state portion of the deferred tax assets of VLI.
The Company is subject to income taxes in the U.S. federal jurisdiction and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. Federal, state and local income tax examinations by tax authorities for the years before 2003. The Company received notice from Internal Revenue Service on March 16, 2009 that its federal consolidated tax return for the tax year ending January 31, 2007 has been selected for audit. The Company does not have reason to expect any material changes to its income tax liability resulting from the outcome of this audit and as a result has not accrued for any exposure.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at January 31, 2009 and 2008 are presented below:

	2009	2008
Assets:
Purchased intangibles	$1,968,000	$1,528,000
Inventory and accounts receivable reserves	713,000	117,000
Accrued incentive compensation	656,000	—
Stock options	614,000	238,000
Property and equipment	291,000	—
Accrued legal fees	242,000	129,000
Net operating loss	120,000	26,000
Accrued vacation	51,000	77,000
Other	236,000	126,000

	4,891,000	2,241,000

Liabilities:
Purchased intangibles	(1,082,000)	(832,000)
Property and equipment	—	(173,000)
Other	(200,000)	(2,000)

	(1,282,000)	(1,007,000)

Valuation allowance	(206,000)	—

Net deferred tax assets	$3,403,000	$1,234,000

NOTE 16 — TERMINATED CONSTRUCTION CONTRACT
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
In order to reflect the termination of the EPC Agreement and the exhaustion of the customer’s efforts to finance or to sell the plant, the Company established a reserve against the balance of accounts receivable from this customer and eliminated the related balance from billings in excess of cost and earnings in the third quarter of the current fiscal year resulting in a net increase to consolidated net revenues of approximately $505,000. No additional loss was incurred by the Company in connection with the termination of the EPC Agreement.
During the fiscal year ended January 31, 2009, GPS recorded favorable adjustments related to the settlement of accrued amounts on a terminated construction contract. The adjustments reduced cost of revenues for the fiscal year ended January 31, 2009 by approximately $7.1 million, net of related expenses.
NOTE 17 — RELATED PARTY TRANSACTIONS
The Company leased administrative, manufacturing and warehouse facilities for VLI from an individual who was the former officer and shareholder of VLI. The lease costs through March 2007, the date of his employment termination, were considered related party expenses. The total prior year expense amount under this arrangement of $45,000 was recorded in the fiscal quarter ended April 30, 2007.The Company entered into a supply agreement with an entity owned by the former shareholder of VLI whereby the supplier committed to sell to the Company, and the Company committed to purchase on an as-needed basis, certain organic products. Last year, VLI made $47,000 in purchases under the supply agreement through March 2007, the date on which the former officer and shareholder of VLI was terminated. The Company also sold its products in the normal course of business to an entity in which the former shareholder of VLI had an ownership interest. VLI had approximately $117,000 in prior year net revenues related to this entity through the aforementioned termination in March 2007 which were recorded in the fiscal quarter ended April 30, 2007; this amount was collected.

During the start-up period and under an agreement with GRP, GPS is incurring certain costs on behalf of GRP. In addition, GPS provides administrative and accounting services for GRP. The total amount of such reimbursable costs incurred by GPS in the fiscal year ended January 31, 2009 was approximately $1.5 million.
NOTE 18 — SEGMENT REPORTING
The Company’s three reportable segments are power industry services, telecommunications infrastructure services and nutritional products. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company’s reportable segments are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries – GPS, VLI and SMC, respectively. The “Other” column includes the Company’s corporate and unallocated expenses. Presented below are the summarized operating results of the business segments for the years ended January 31, 2009 and 2008, and certain financial position data as of January 31, 2009 and 2008:
Fiscal Year Ended January 31, 2009

	Power		Telecom
	Industry	Nutritional	Infrastructure
	Services	Products	Services	Other	Consolidated
Net revenues	$202,298,000	$10,075,000	$8,553,000	$—	$220,926,000
Cost of revenues	169,046,000	11,868,000	7,127,000	—	188,041,000

Gross profit	33,252,000	(1,793,000)	1,426,000	—	32,885,000
Selling, general and administrative expenses	5,543,000	3,025,000	1,538,000	4,752,000	14,858,000
Impairment losses	—	2,043,000	1,091,000	—	3,134,000

Income (loss) from operations	27,709,000	(6,861,000)	(1,203,000)	(4,752,000)	14,893,000
Interest expense	(348,000)	(56,000)	—	(6,000)	(410,000)
Investment income	1,519,000	—	—	236,000	1,755,000
Equity in the net income of GRP	507,000	—	—	—	507,000

Income (loss) before income taxes	$29,387,000	$(6,917,000)	$(1,203,000)	$(4,522,000)	16,745,000

Income tax expense					(6,726,000)

Net income (loss)					$10,019,000

Amortization of purchased intangible assets	$1,254,000	$47,000	$103,000	$—	$1,404,000

Depreciation and other amortization	$199,000	$297,000	$488,000	$8,000	$992,000

Goodwill	$18,476,000	$—	$—	$—	$18,476,000

Total assets	$96,091,000	$4,171,000	$2,896,000	$32,006,000	$135,164,000

Fixed asset additions	$153,000	$131,000	$86,000	$—	$370,000

Fiscal Year Ended January 31, 2008

	Power		Telecom
	Industry	Nutritional	Infrastructure
	Services	Products	Services	Other	Consolidated
Net revenues	$180,414,000	$16,669,000	$9,693,000	$—	$206,776,000
Cost of revenues	162,418,000	14,714,000	8,059,000	—	185,191,000

Gross profit	17,996,000	1,955,000	1,634,000	—	21,585,000
Selling, general and administrative expenses	9,880,000	3,947,000	1,340,000	3,816,000	18,983,000
Impairment losses of VLI	—	6,826,000	—	—	6,826,000

Income (loss) from operations	8,116,000	(8,818,000)	294,000	(3,816,000)	(4,224,000)
Interest expense	(588,000)	(110,000)	(1,000)	—	(699,000)
Investment income	3,301,000	—	10,000	—	3,311,000

Income (loss) before income taxes	$10,829,000	$(8,928,000)	$303,000	$(3,816,000)	(1,612,000)

Income tax expense					(1,593,000)

Net loss					$(3,205,000)

Amortization of purchased intangible assets	$5,168,000	$913,000	$103,000	$—	$6,184,000

Depreciation and other amortization	$181,000	$558,000	$522,000	$16,000	$1,277,000

Goodwill	$18,476,000	$921,000	$940,000	$—	$20,337,000

Total assets	$119,026,000	$7,632,000	$4,731,000	$14,474,000	$145,863,000

Fixed asset additions	$58,000	$324,000	$491,000	$—	$873,000

During the year ended January 31, 2009, the majority of the Company’s net revenues related to engineering, procurement and construction services that were provided by GPS to the power industry. Net revenues from power industry services accounted for approximately 91.6% of consolidated net revenues for the year. The Company’s most significant current year customer relationships included two power industry service customers which accounted for approximately 49.7% and 40.2%, respectively, of consolidated net revenues for the year. VLI, which provides nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry, accounted for approximately 4.5% of consolidated net revenues for the year. SMC, which provides infrastructure services to telecommunications and utility customers as well as to the federal government, accounted for approximately 3.9% of consolidated net revenues for the year.
Net revenues from power industry services accounted for approximately 87.3% of consolidated net revenues for the year ended January 31, 2008. The Company’s most significant prior year customer relationships included four power industry service customers, which accounted for approximately 26.2%, 22.1%, 17.5% and 13.3%, respectively, of consolidated net revenues for the year. The operations of VLI represented approximately 8.1% of consolidated net revenues for the year. SMC accounted for approximately 4.7% of consolidated net revenues for the year.

NOTE 19 — QUARTERLY FINANCIAL INFORMATION (unaudited):
Certain unaudited quarterly financial information for the quarters ended April 30, July 31, October 31 and January 31 included in the fiscal years ended January 31, 2009 and 2008 is presented below:

2009	April	July	October	January	Full Year
Net revenues	$48,406,000	$75,098,000	$41,387,000	$56,035,000	$220,926,000
Gross profit	5,733,000	7,720,000	6,838,000	12,594,000	32,885,000
Income from operations	1,722,000	1,758,000	3,748,000	7,665,000	14,893,000
Net income	1,555,000	806,000	2,624,000	5,034,000	10,019,000
Income per share:
Basic	$0.14	$0.07	$0.20	$0.37	$0.80
Diluted	$0.14	$0.07	$0.19	$0.37	$0.78

2008	April	July	October	January	Full Year
Net revenues	$50,432,000	$53,136,000	$49,263,000	$53,945,000	$206,776,000
Gross profit	1,178,000	6,568,000	7,446,000	6,393,000	21,585,000
Income (loss) from operations	(3,383,000)	1,795,000	(1,601,000)	(1,035,000)	(4,224,000)
Net income (loss)	(2,016,000)	1,333,000	(1,957,000)	(565,000)	(3,205,000)
Income (loss) per share:
Basic	$(0.18)	$0.12	$(0.18)	$(0.05)	$(0.29)
Diluted	$(0.18)	$0.12	$(0.18)	$(0.05)	$(0.29)
The sum of the net income (loss) per share amounts for each quarter may not agree with the calculated net income (loss) per share amount for the full year as per share amounts for each quarter and the full year are computed independently.
Income from operations for the fourth quarter ended January 31, 2009 was impacted by the favorable adjustments to cost of revenues recorded by GPS in the approximate net amount of $7.1 million (see Note 16) offset partially by impairment losses totaling $1.2 million and the provision for inventory obsolescence in the amount of $825,000 recorded by VLI.
The operating results for the quarter ended July 31, 2008 (the second quarter of the current year) were adversely impacted by impairment losses totaling $1.9 million that related to goodwill, other purchased intangible assets and fixed assets of VLI.
The operating results for the quarters ended April 30, 2007, July 31, 2007 and October 31, 2007 (the first three quarters of the fiscal year ended January 31, 2008) were adversely impacted by losses incurred by GPS related to one power plant project in the amounts of approximately $5.3 million, $4.1 million and $2.3 million, respectively.
The operating results for the quarters ended October 31, 2007 and January 31, 2008 (the third and fourth quarters of the fiscal year ended January 31, 2008) were adversely impacted by impairment losses of $4.7 million and $2.2 million, respectively, that related to goodwill and other purchased intangible assets of VLI.

NOTE 20 — SUPPLEMENTAL FINANCIAL INFORMATION
The amounts of cash paid for interest and income taxes for the years ended January 31, 2009 and 2008 are presented below:

	2009	2008
Interest	$408,000	$693,000

Income taxes	$6,779,000	$4,358,000

The amounts attributable to significant non-cash transactions for the years ended January 31, 2009 and 2008 are presented below:

	2009	2008
Reductions in accounts receivable and billings in excess of costs and estimated earnings	$22,219,000	$—

Net (increase) decrease in the fair value of interest rate swaps	$(44,000)	$99,000

The amounts of accrued incentive cash compensation included in accrued expenses as of January 31, 2009 and 2008 were $4.3 million and $1.6 million, respectively.

SCHEDULE II

ARGAN, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance,	Charged			Balance,
	Beginning of	To Costs			End of
Description	Year	and Expenses	Write-offs	Other (1)	Year
Allowance for uncollectible accounts receivable
Year ended January 31, 2009	$75,000	$129,000	$44,000	$22,219,000	$22,379,000
Year ended January 31, 2008	137,000	45,000	107,000	—	75,000

Allowance for overstocked and obsolete inventory
Year ended January 31, 2009	$225,000	$1,637,000	$172,000	$—	$1,690,000
Year ended January 31, 2008	104,000	434,000	313,000	—	225,000

(1)
During the fiscal year ended January 31, 2009, the allowance for uncollectible accounts receivable was increased by $22.2 million which was offset by the elimination of a corresponding amount of billings in excess of cost and estimated earnings.

EXHIBIT INDEX

Exhibit No.	Description

3.2	Bylaws of Argan, Inc.

10.26	Second Amendment to Financing and Security Agreement.

21.0	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm.

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002.