Form 10-Q
period 2009-04-30
ARGAN INC
filed 2009-06-08
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
For the Transition Period from                      to
Commission File Number 001-31756
Argan, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1947195

(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)
One Church Street, Suite 201, Rockville Maryland 20850
(Address of Principal Executive Offices) (Zip Code)
(301) 315-0027
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year,
if Changed since Last Report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.15 par value, 13,475,118 shares at June 3, 2009.

ARGAN, INC. AND SUBSIDIARIES
INDEX

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	April 30,	January 31,
	2009	2009
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$57,887,000	$74,666,000
Escrowed cash	10,004,000	10,000,000
Accounts receivable, net of allowance for doubtful accounts	22,172,000	12,986,000
Costs and estimated earnings in excess of billings	4,713,000	6,325,000
Inventories, net of reserve for obsolescence	1,669,000	1,347,000
Current deferred tax assets	1,073,000	1,660,000
Prepaid expenses and other current assets	618,000	768,000

TOTAL CURRENT ASSETS	98,136,000	107,752,000
Property and equipment, net of accumulated depreciation	1,132,000	1,214,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	3,566,000	3,655,000
Investment in unconsolidated subsidiary	2,717,000	2,107,000
Deferred tax assets	1,795,000	1,743,000
Other assets	178,000	217,000

TOTAL ASSETS	$126,000,000	$135,164,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$25,731,000	$31,808,000
Accrued expenses	10,688,000	14,992,000
Billings in excess of costs and estimated earnings	3,445,000	5,102,000
Current portion of long-term debt	2,170,000	2,301,000

TOTAL CURRENT LIABILITIES	42,034,000	54,203,000
Long-term debt	1,333,000	1,833,000
Other liabilities	25,000	22,000

TOTAL LIABILITIES	43,392,000	56,058,000

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share; 30,000,000 shares authorized; 13,468,684 and 13,437,684 shares issued at 4/30/09 and 1/31/09, and 13,465,451 and 13,434,451 shares outstanding at 4/30/09 and 1/31/09, respectively	2,020,000	2,015,000
Warrants outstanding	683,000	738,000
Additional paid-in capital	85,352,000	84,786,000
Accumulated other comprehensive loss	(44,000)	(63,000)
Accumulated deficit	(5,370,000)	(8,337,000)
Treasury stock, at cost; 3,233 shares at 4/30/09 and 1/31/09	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	82,608,000	79,106,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,000,000	$135,164,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
	2009	2008
Net revenues
Power industry services	$58,035,000	$44,008,000
Nutritional products	2,817,000	2,399,000
Telecommunications infrastructure services	2,258,000	1,999,000

Net revenues	63,110,000	48,406,000

Cost of revenues
Power industry services	51,375,000	38,576,000
Nutritional products	2,558,000	2,323,000
Telecommunications infrastructure services	1,749,000	1,774,000

Cost of revenues	55,682,000	42,673,000

Gross profit	7,428,000	5,733,000

Selling, general and administrative expenses	3,214,000	4,011,000

Income from operations	4,214,000	1,722,000
Interest expense	(62,000)	(120,000)
Investment income	51,000	504,000
Equity in the earnings of the unconsolidated subsidiary	610,000	—

Income from operations before income taxes	4,813,000	2,106,000
Income tax expense	(1,846,000)	(551,000)

Net income	$2,967,000	$1,555,000

Earnings per share:
Basic net income per share	$0.22	$0.14

Diluted net income per share	$0.22	$0.14

Weighted average number of shares outstanding:
Basic	13,445,000	11,118,000

Diluted	13,714,000	11,429,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,967,000	$1,555,000
Adjustments to reconcile net income to net cash (used in ) provided by operating activities:
Deferred income tax expense (benefit)	567,000	(1,051,000)
Stock option compensation expense	272,000	397,000
Amortization of purchased intangibles	89,000	772,000
Depreciation and other amortization	147,000	339,000
Equity in the earnings of the unconsolidated subsidiary	(610,000)	—
Other	19,000	153,000
Changes in operating assets and liabilities:
Escrowed cash	(4,000)	4,083,000
Accounts receivable	(9,186,000)	(899,000)
Costs and estimated earnings in excess of billings	1,612,000	(87,000)
Inventories	(341,000)	(181,000)
Prepaid expenses and other assets	151,000	(95,000)
Accounts payable and accrued expenses	(10,340,000)	(1,384,000)
Billings in excess of costs and estimated earnings	(1,657,000)	(1,096,000)
Other	1,000	5,000

Net cash (used in) provided by operating activities	(16,313,000)	2,511,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment of contingent acquisition price	—	(2,000,000)
Purchases of property and equipment	(32,000)	(117,000)
Proceeds from sale of property and equipment	7,000	—

Net cash used in investing activities	(25,000)	(2,117,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options and warrants	190,000	70,000
Principal payments on long-term debt	(631,000)	(646,000)

Net cash used in financing activities	(441,000)	(576,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(16,779,000)	(182,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,666,000	66,827,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$57,887,000	$66,645,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes:
Interest	$62,000	$120,000

Income taxes	$3,604,000	$1,430,000

Non-cash investing and financing activities:
Net increase in the fair value of interest rate swaps	$19,000	$24,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)
NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Argan, Inc. (“Argan”) conducts its operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), Vitarich Laboratories, Inc. (“VLI”) and Southern Maryland Cable, Inc. (“SMC”). Argan and its consolidated wholly-owned subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of development, consulting, engineering, procurement, construction, commissioning, operating and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, the Company develops, manufactures and distributes premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction, installation and maintenance to the federal government, telecommunications and broadband service providers, and electric utilities primarily in the Mid-Atlantic region. Each of the wholly-owned subsidiaries represents a separate reportable segment.
In June 2008, the Company announced that GPS entered into a business partnership with Invenergy Wind Management, LLC, for the design and construction of wind farms located in the United States and Canada (see Note 7). The partners each own 50% of the company, Gemma Renewable Power, LLC (“GRP”). The Company expects that GRP will provide engineering, procurement and construction services for new wind farms generating electrical power including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades.
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
The condensed consolidated balance sheet as of April 30, 2009, the condensed consolidated statements of operations for the three months ended April 30, 2009 and 2008, and the condensed consolidated statements of cash flows for the three months ended April 30, 2009 and 2008 are unaudited. The condensed consolidated balance sheet as of January 31, 2009 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2009 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto (including the summary of significant accounting policies), and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2009.

NOTE 2 — ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted During the Three Months Ended April 30, 2009
In November 2008, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) reached consensus on Issue 08-6, “Equity Method Investment Accounting Considerations.” This issue clarifies the accounting for some transactions and impairment considerations involving all investments accounted for under the equity method. Guidance is provided regarding (1) how the initial carrying value of an equity investment should be determined, (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity-method investment should be performed, (3) how an equity-method investee’s issuance of shares should be accounted for and, (4) how to account for a change in an investment from the equity method to the cost method. This guidance became effective for the Company’s interim and annual consolidated financial statements on February 1, 2009, and its adoption did not have an impact on the condensed consolidated financial statements.
In November 2008, the EITF also reached consensus on Issue No. 08-7, “Accounting for Defensive Intangible Assets.” Defensive assets are assets acquired in a business combination that the acquirer (1) does not intend to use or (2) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions. Defensive assets also are referred to as “locked-up assets” because while the asset is not being actively used, it is likely contributing to an increase in the value of other assets owned by the acquiring entity. This issue addresses the accounting for defensive intangible assets subsequent to initial recognition and became effective for intangible assets that would be acquired by the Company subsequent to January 31, 2009. Adoption of this guidance did not have an impact on the Company’s condensed consolidated financial statements.
In October 2008, the FASB issued Staff Position (“FSP”) SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” in order to clarify the application of Statement of Financial Accounting Standards No. 157 (“SFAS No. 157”) in a market that is not active and to provide an example to illustrate the key considerations in the application of this guidance. It emphasizes that the use of a reporting entity’s own assumptions about future cash flows and an appropriately risk-adjusted discount rate in determining the fair value for a financial asset is acceptable when relevant observable inputs are not available. This FSP was effective upon its issuance. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Certain provisions of this standard relating to financial assets and financial liabilities were effective for the Company beginning February 1, 2008. The effective provisions did not have a material impact on the consolidated financial statements. Adoption of the other provisions of this standard relating primarily to nonfinancial assets and nonfinancial liabilities became effective for the Company’s interim and annual consolidated financial statements on February 1, 2009. The adoption of these provisions did not have a material impact on the Company’s condensed consolidated financial statements. The significant nonfinancial items included in the Company’s condensed consolidated balance sheet include property and equipment, goodwill and other purchased intangible assets.
In April 2008, the FASB issued FSP SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) and intends to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under Statement of Financial Accounting Standards No. 141R (see description below) and other generally accepted accounting principles in the United States. This FSP became effective for the Company’s interim and annual consolidated financial statements on February 1, 2009. Adoption of this FSP did not have a material impact on its condensed consolidated financial statements.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of FASB Statement No. 133,” (“SFAS No. 161”). This new standard requires enhanced disclosures about an entity’s derivative and hedging activities with the intent of improving the transparency of financial reporting as the use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Currently, the Company uses interest rate swap agreements to hedge the risks related to the variable interest paid on its term loans. The current effects of the Company’s hedging activities are not significant to the Company’s consolidated financial statements. However, the new standard requires the Company to provide an enhanced understanding of (1) how and why it uses derivative instruments, (2) how it accounts for derivative instruments and the related hedged items, and (3) how derivatives and related hedged items affect its financial position, financial performance and cash flows. In September 2008, the FASB issued FSP SFAS No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161,” a new pronouncement intended to improve the disclosures about credit derivatives by requiring more information about the potential adverse effects of changes in credit risk on the financial statements of the sellers of these instruments and by requiring additional disclosure about the current status of the payment/performance risk of a guarantee. SFAS No. 161 became effective for the Company’s interim and annual consolidated financial statements on February 1, 2009. The provisions of the FSP that amend FASB Statement No. 133 and Interpretation No. 45 were adopted for the Company’s consolidated financial statements for the year ended January 31, 2009 without material effect.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” that establishes accounting and reporting standards for minority interests in consolidated subsidiaries (“SFAS No. 160”). SFAS 160 requires that (1) noncontrolling interests in financial statements be reclassified as equity and be presented as a separate line item under stockholders’ equity, (2) net income be adjusted to separately state the net income attributed to the noncontrolling interests, and (3) comprehensive income be adjusted to separately state the comprehensive income attributed to noncontrolling interests. This standard became effective for the Company’s interim and annual consolidated financial statements on February 1, 2009, and its adoption did not affect the Company’s condensed consolidated financial statements.
In December 2007, the FASB also issued Statement of Financial Accounting Standards No. 141R, “Business Combinations,” (“SFAS No. 141R”) which replaces SFAS No. 141 and provides greater consistency in the accounting and financial reporting of business combinations. SFAS No. 141R requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. In general, SFAS No. 141R became effective for the Company for business combinations occurring subsequent to January 31, 2009. Adoption of this pronouncement did not impact our condensed consolidated financial statements. The accounting for future acquisitions, if any, may be affected by this pronouncement and will be evaluated by the Company at that time.
Recently Issued Accounting Pronouncements That Have Not Been Adopted
In April 2009, the FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” relating to the estimation of fair value in accordance with FASB Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS No. 157”). This FSP provides additional guidance on (1) determining when the volume and level of activity for the asset or liability has significantly decreased, (2) identifying circumstances in which a transaction is not orderly, and (3) understanding the fair value measurement implications of both of the preceding items. This FSP is effective for the Company’s interim reporting period ending July 31, 2009. The Company does not believe that its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” that amends FASB Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for the Company’s interim reporting period ending July 31, 2009. The Company does not believe that its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which is effective for the Company for the quarterly period ending July 31, 2009. This FSP amends existing guidance for determining whether other-than-temporary impairments of debt securities have occurred. Among other changes, the FASB replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security, and that it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The Company does not believe that its adoption will have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 — CASH, CASH EQUIVALENTS AND ESCROWED CASH
The Company holds cash on deposit at a bank in excess of federally insured limits. Management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk currently.
Pursuant to the agreement covering the acquisition of GPS, the Company deposited $10.0 million into an escrow account with a bank in December 2006 which secures a letter of credit that was issued in support of a bonding commitment.
For certain construction projects, cash may be held in escrow as a substitute for retainage. No such cash was held in escrow as of April 30, 2009 or January 31, 2009.
NOTE 4 — ACCOUNTS RECEIVABLE; COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Both accounts receivable and costs and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billings to customers under construction-type contracts varies based on individual contracts and often differs from the periods in which net revenues are recognized. The amounts of costs and estimated earnings in excess of billings at April 30, 2009 and January 31, 2009 were approximately $4.7 million and $6.3 million, respectively. These amounts are expected to be billed and collected in the normal course of business. Retainages included in accounts receivable represent amounts withheld by construction customers until a defined phase of a contract or project has been completed and accepted by the customer; there were no outstanding retainages as of April 30, 2009 or January 31, 2009. The length of retainage periods may vary, but they are typically between six months and two years.
The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivables. The Company’s allowance for doubtful accounts was $22.4 million at both April 30, 2009 and January 31, 2009. During the third quarter of the fiscal year ended January 31, 2009, the allowance was increased by $22.2 million which was offset by the elimination of a corresponding amount of billings in excess of cost and estimated earnings.
NOTE 5 — INVENTORIES
Inventories are stated at the lower of cost or market (i.e., net realizable value). Cost is determined on the first-in first-out (FIFO) method and includes material, labor and overhead costs. Fixed overhead is allocated to inventory based on the normal capacity of the Company’s production facilities. Any costs related to idle facilities, excess spoilage, excess freight or re-handling are expensed currently as period costs. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors (i.e. — lot expiration dates, the ability to recertify or test for extended expiration dates, the number of products that can be produced using the available raw materials and the market acceptance or regulatory issues surrounding certain materials) in evaluating net realizable value. The Company’s provision amounts expensed for inventory obsolescence during the three months ended April 30, 2009 and 2008 were approximately $19,000 and $68,000, respectively.
Inventories consisted of the following amounts at April 30, 2009 and January 31, 2009:

	April 30,	January 31,
	2009	2009
Raw materials	$3,212,000	$2,748,000
Work-in process	43,000	118,000
Finished goods	89,000	171,000

	3,344,000	3,037,000
Less: reserves	(1,675,000)	(1,690,000)

Inventories, net	$1,669,000	$1,347,000

NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment amounts are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. Depreciation expense amounts for property and equipment, including assets under capital leases, for the three months ended April 30, 2009 and 2008 were approximately $109,000 and $303,000, respectively. The costs of maintenance and repairs (totaling approximately $83,000 and $110,000 for the three months ended April 30, 2009 and 2008, respectively) were expensed as incurred. Major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.
Property and equipment at April 30, 2009 and January 31, 2009 consisted of the following:

	April 30,	January 31,
	2009	2009
Leasehold improvements	$973,000	$973,000
Machinery and equipment	2,609,000	2,594,000
Trucks and other vehicles	1,250,000	1,263,000

	4,832,000	4,830,000

Less — accumulated depreciation	(3,700,000)	(3,616,000)

Property and equipment, net	$1,132,000	$1,214,000

NOTE 7 — INVESTMENT IN UNCONSOLIDATED SUBSIDIARY
In June 2008, the Company announced that GPS had entered into a business partnership with Invenergy Wind Management, LLC for the design and construction of wind-energy farms located in the United States and Canada. The business partners each own 50% of the company, Gemma Renewable Power, LLC (“GRP”). In connection with the formation of GRP, GPS made cash investments totaling $1.6 million. At April 30, 2009, the formation agreement provided for GPS to make an additional contribution of $1.4 million which has been deferred. The Company’s share of the earnings of GRP for the quarter ended April 30, 2009 was approximately $610,000. Under an agreement with GRP, GPS provides support to GRP, including certain administrative and accounting services. The total amount of reimbursable costs incurred by GPS for these services in the three months ended April 30, 2009 was approximately $259,000.
NOTE 8 — INTANGIBLE ASSETS
In connection with the acquisitions of GPS, VLI and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. The Company’s intangible assets consisted of the following amounts at April 30, 2009 and January 31, 2009:

		April 30, 2009
	Estimated	Gross			January 31,
	Useful	Carrying	Accumulated	Net	2009
	Life	Amount	Amortization	Amount	Net Amount
Intangible assets being amortized:
Non-compete agreements — GPS and VLI	5 years	$1,731,000	$1,450,000	$281,000	$309,000
Trade name — GPS	15 years	3,643,000	582,000	3,061,000	3,122,000
Intangible asset not being amortized:
Trade name — SMC	Indefinite	224,000	—	224,000	224,000

Total intangible assets		$5,598,000	$2,032,000	$3,566,000	$3,655,000

Goodwill	Indefinite	$18,476,000	$—	$18,476,000	$18,476,000

Amortization expense totaled $89,000 for the three months ended April 30, 2009, and consisted of $29,000 and $60,000 for non-compete agreements and the trade name, respectively. Amortization expense totaled $772,000 for the three months ended April 30, 2008, and consisted of $683,000 for contractual customer relationships that became fully amortized in the prior year, and $28,000 and $61,000 for non-compete agreements and the trade name, respectively.
NOTE 9 — DEBT
The Company has financing arrangements with its bank including an amended 3-year term loan for VLI with an original amount of $1.4 million which bears interest at LIBOR (0.4275% at April 30, 2009) plus 3.25%; a 4-year term loan with an original amount of $8.0 million which bears interest at LIBOR plus 3.25%, the proceeds from which were used to acquire GPS; and a revolving loan with a maximum borrowing amount of $4.25 million available until May 31, 2010, with interest at LIBOR plus 3.25%. The outstanding principal amounts of the VLI and GPS loans with this bank were $167,000 and $3,333,000, respectively, as of April 30, 2009; no borrowed amounts were outstanding under the revolving loan as of April 30, 2009.
The financing arrangements with the bank require compliance with certain financial covenants at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period), including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The bank’s consent continues to be required for acquisitions and divestitures. The Company has pledged the majority of its assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the bank would not exercise its rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt amounts due and payable. At April 30, 2009 and January 31, 2009, the Company was in compliance with the covenants of its amended financing arrangements.
The Company designated interest rate swap agreements related to the VLI and GPS loans as cash flow hedges with current notional amounts of $125,000 and $1,667,000, respectively, and original terms of three years. The interest rate swap agreements expire in July 2009 and December 2009, respectively. Under the interest rate swap agreements, the Company receives a floating rate based on the LIBOR interest rate and pays fixed rates; the Company’s weighted-average fixed rate related to its interest rate swap agreements is 5.22%. At April 30, 2009 and January 31, 2009, the Company maintained liabilities in the amounts of $44,000 and $63,000, respectively, in order to recognize the fair value of the interest rate swaps; these amounts were included in accrued liabilities in the accompanying condensed consolidated balance sheets. The fair value measurements are based on inputs that are observable, either directly or indirectly. As the interest rate swap agreements have been designated as cash flow hedging instruments and are effective as hedges, changes in the fair value amounts of the interest rate swap agreements are recorded in accumulated other comprehensive loss. The corresponding adjustments to accumulated other comprehensive loss were decreases in loss of $19,000 and $24,000 for the quarters ended April 30, 2009 and 2008, respectively.
Interest expense amounts related to the VLI and GPS term loans with the bank were $6,000 and $55,000, respectively, for the three months ended April 30, 2009, and they were $17,000 and 102,000, respectively, for the three months ended April 30, 2008.
The Company may obtain standby letters of credit from the bank in the ordinary course of business in amounts not to exceed $10.0 million in the aggregate. The Company has pledged $10.0 million in cash to the bank in order to secure a standby letter of credit that was issued by the bank for the benefit of a major insurance company in connection with its providing a bonding commitment to GPS.
NOTE 10 — STOCK-BASED COMPENSATION
The Company has a stock option plan which was established in August 2001 (the “Option Plan”). Under the Option Plan, the Company’s Board of Directors may grant stock options to officers, directors and key employees. Stock options granted may be incentive stock options or nonqualified stock options. Currently, the Company is authorized to grant options for up to 1,150,000 shares of the Company’s common stock.

A summary of stock option activity under the Option Plan for the three months ended April 30, 2009 is presented below:

			Weighted-
			Average	Weighted-
		Weighted-	Remaining	Average
		Average Exercise	Contract	Fair
Options	Shares	Price	Term (Years)	Value
Outstanding, January 31, 2009	512,000	$8.31	6.5	$4.34
Granted	77,000	$12.86
Exercised	(16,000)	$4.61

Outstanding, April 30, 2009	573,000	$9.03	6.7	$4.82

Exercisable, April 30, 2009	371,000	$7.23	6.7	$4.07

Exercisable, January 31, 2009	277,000	$5.22	6.1	$2.95

A summary of the change in the number of shares of common stock subject to non-vested options to purchase such shares for the three months ended April 30, 2009 is presented below:

		Weighted-
		Average
	Shares	Fair Value
Nonvested, January 31, 2009	235,000	$5.96
Granted	77,000	$7.43
Vested	(110,000)	$6.60

Nonvested, April 30, 2009	202,000	$6.18

Compensation expense amounts related to stock options recorded in the three months ended April 30, 2009 and 2008 were $272,000 and $397,000, respectively. At April 30, 2009, there was $812,000 in unrecognized compensation cost related to stock options granted under the Option Plan. The Company expects to recognize the compensation expense for these awards within the next year. The total intrinsic value of the stock options exercised during the three months ended April 30, 2009 was approximately $138,000. The aggregate intrinsic value amounts for outstanding and exercisable stock options at April 30, 2009 were $2,451,000 and $2,252,000, respectively.
The fair value of each stock option granted in the three-month period ended April 30, 2009 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Three Months
Ended April 30,
2009
Dividend yield	—
Expected volatility	63.1%
Risk-free interest rate	3.00%
Expected life in years	5.5
The Company also has outstanding warrants to purchase 185,000 shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003 to three individuals who became the executive officers of the Company upon completion of the offering and to an investment advisory firm. A director of the Company is also the chief executive officer of the investment advisory firm. The fair value of the warrants of $849,000 was recognized as offering costs. All warrants are exercisable and will expire in December 2012. During the three months ended April 30, 2009, the Company received approximately $116,000 in cash proceeds in connection with the purchase of 15,000 shares of the Company’s common stock pursuant to the exercise of warrants.
At April 30, 2009, there were 1,193,000 shares of the Company’s common stock available for issuance upon the exercise of stock options and warrants, including 435,000 shares of the Company’s common stock available for awards under the Option Plan.

NOTE 11 — INCOME TAXES
The Company’s income tax expense amounts for the three months ended April 30, 2009 and 2008 differ from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 34% to the income from operations before income taxes as shown in the table below. For the three months ended April 30, 2008, the tax benefit of permanent items relates primarily to the domestic manufacturing deduction to be taken for income tax reporting purposes. For the three months ended April 30, 2009, the tax benefit of the domestic manufacturing deduction was more than offset by true-up adjustments made to the income tax payable accounts.

	Three Months	Three Months
	Ended April 30,	Ended April 30,
	2009	2008
Computed expected income tax expense	$1,636,000	$716,000
State income taxes, net	107,000	(95,000)
Permanent differences, net	103,000	(70,000)

	$1,846,000	$551,000

Current income taxes payable of $535,000 and $2.9 million were included in accrued expenses in the condensed consolidated balance sheets at April 30, 2009 and January 31, 2009, respectively.
The Company’s consolidated balance sheets as of April 30, 2009 and January 31, 2009 included deferred tax assets in the amounts of $2.9 million and $3.4 million, respectively, resulting from future deductible temporary differences. During the fiscal year ended January 31, 2009, the Company established a valuation allowance for the state portion of the deferred tax assets of VLI in the amount of $206,000. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets except for the state portion of the deferred tax assets of VLI.
The Company is subject to income taxes in the United States and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years before 2006. The Company received notice from the Internal Revenue Service on March 16, 2009 that its federal consolidated tax return for the tax year ended January 31, 2007 has been selected for audit. The Company does not have reason to expect any material changes to its income tax liability resulting from the outcome of this audit and as a result has not accrued for any exposure.
NOTE 12 — NET INCOME PER SHARE
Basic income per share amounts for the three months ended April 30, 2009 and 2008 were computed by dividing net income by the weighted average number of common shares outstanding for the respective quarter. Diluted income per share amounts were computed by dividing net income by the weighted average number of common shares plus 270,000 shares and 311,000 shares representing the total dilutive effects of outstanding stock options and warrants during the quarters ended April 30, 2009 and 2008, respectively. The diluted weighted average number of shares outstanding for the three months ended April 30, 2009 and 2008 excluded options to purchase approximately 68,000 and 15,000 shares of common stock, respectively, because such common stock equivalents have exercise prices that were in excess of the average market price of the Company’s common stock during the period, or would be anti-dilutive.
NOTE 13 — LEGAL CONTINGENCIES
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
On March 4, 2008, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in the Circuit Court of Florida for Collier County. VFI, which is owned by Kevin Thomas, supplied VLI with certain organic raw materials used in the manufacture of VLI products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI’s customers. VLI and its president filed their Answer and Affirmative Defenses on May 8, 2008. VLI and its president deny that VLI breached any contract or that its president defamed VFI. The defendants intend to vigorously defend this lawsuit
Although the Company has reviewed the claims of Mr. Thomas and VFI and believes that they are without merit, the Company’s condensed consolidated balance sheets at April 30, 2009 and January 31, 2009 included amounts in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed in connection with these matters. Management does not believe that a material loss is reasonably possible related to the lawsuits in the Kevin Thomas litigation, individually or in the aggregate, however, the ultimate resolution of the litigation with Mr. Thomas could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.
On March 4, 2008, Mr. Thomas filed a lawsuit against VLI’s president in the Circuit Court of Florida for Collier County. Mr. Thomas has filed this lawsuit against VLI’s president for defamation. Mr. Thomas alleges that VLI’s president made false statements to third parties regarding Mr. Thomas’ conduct that is the subject of counterclaims by the Company and VLI in the litigation matter discussed above and that these statements have caused him damage to his business reputation. VLI’s president filed his answer with the court on May 8, 2008. VLI’s president denies that he defamed Mr. Thomas and intends to vigorously defend this lawsuit.
Tampa Bay Nutraceutical Company
On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel; (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $9,000,000. Depositions, originally scheduled for August 2008, have not been completed. The Company is vigorously defending this litigation. Although the Company believes it has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of potential damages, if any, at this state of the litigation. The Company’s condensed consolidated balance sheets at April 30, 2009 and January 31, 2009 included amounts in accrued expenses reflecting the Company’s estimate of the amount of future legal fees that it expects to be billed through trial in connection with this matter. The ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a future reporting period.

NOTE 14 — SEGMENT REPORTING AND MAJOR CUSTOMERS
The Company’s three reportable segments are power industry services, telecommunications infrastructure services and nutritional products. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company’s reportable segments are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries — GPS, VLI and SMC, respectively. The “Other” column includes the Company’s corporate and unallocated expenses.
Presented below are the summarized operating results of the business segments for the three months ended April 30, 2009, and certain financial position data as of April 30, 2009:

			Telecom
	Power Industry	Nutritional	Infrastructure
Three Months Ended April 30, 2009	Services	Products	Services	Other	Consolidated
Net revenues	$58,035,000	$2,817,000	$2,258,000	$—	$63,110,000
Cost of revenues	51,375,000	2,558,000	1,749,000	—	55,682,000

Gross profit	6,660,000	259,000	509,000	—	7,428,000
Selling, general and administrative expenses	1,159,000	556,000	397,000	1,102,000	3,214,000

Income (loss) from operations	5,501,000	(297,000)	112,000	(1,102,000)	4,214,000
Interest expense	(56,000)	(6,000)	—	—	(62,000)
Investment income	37,000	—	—	14,000	51,000
Equity in the earnings of the unconsolidated subsidiary	610,000	—	—	—	610,000

Income (loss) before income taxes	$6,092,000	$(303,000)	$112,000	$(1,088,000)	4,813,000

Income tax expense					(1,846,000)

Net income					$2,967,000

Amortization of purchased intangibles	$88,000	$1,000	$—	$—	$89,000

Depreciation and other amortization	$47,000	$—	$97,000	$3,000	$147,000

Goodwill	$18,476,000	$—	$—	$—	$18,476,000

Total assets	$87,557,000	$5,127,000	$3,030,000	$30,286,000	$126,000,000

Fixed asset additions	$2,000	$—	$19,000	$11,000	$32,000

Presented below are the summarized operating results of the business segments for the three months ended April 30, 2008, and certain financial position data as of April 30, 2008:

			Telecom
	Power Industry	Nutritional	Infrastructure
Three Months Ended April 30, 2008	Services	Products	Services	Other	Consolidated
Net revenues	$44,008,000	$2,399,000	$1,999,000	$—	$48,406,000
Cost of revenues	38,576,000	2,323,000	1,774,000	—	42,673,000

Gross profit	5,432,000	76,000	225,000	—	5,733,000
Selling, general and administrative expenses	1,842,000	715,000	343,000	1,111,000	4,011,000

Income (loss) from operations	3,590,000	(639,000)	(118,000)	(1,111,000)	1,722,000
Interest expense	(102,000)	(18,000)	—	—	(120,000)
Investment income	504,000	—	—	—	504,000

Income (loss) before income taxes	$3,992,000	$(657,000)	$(118,000)	$(1,111,000)	2,106,000

Income tax expense					(551,000)

Net income					$1,555,000

Amortization of purchased intangibles	$724,000	$22,000	$26,000	$—	$772,000

Depreciation and other amortization	$48,000	$148,000	$142,000	$1,000	$339,000

Goodwill	$18,476,000	$921,000	$940,000	$—	$20,337,000

Total assets	$116,926,000	$7,378,000	$4,249,000	$14,211,000	$142,764,000

Fixed asset additions	$49,000	$56,000	$12,000	$—	$117,000

During the three months ended April 30, 2009, the majority of the Company’s net revenues related to engineering, procurement and construction services that were provided by GPS to the power industry. Net revenues from power industry services accounted for approximately 92% of consolidated net revenues for the current quarter. The Company’s most significant current customer relationship is a power industry service customer that accounted for approximately 87% of consolidated net revenues for the current quarter. For the quarter ended April 30, 2008, net revenues from power industry services accounted for approximately 91% of consolidated net revenues for the period. The Company’s most significant prior year customer relationships included two power industry service customers that provided approximately 60% and 31%, respectively, of consolidated net revenues for the quarter.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2009, and the results of operations for the three months ended April 30, 2009 and 2008, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 that was filed with the Securities and Exchange Commission on April 15, 2009 (the “2009 Annual Report”).
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future net revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of our 2009 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business Summary
Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts operations through our wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) that we acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) that we acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) that we acquired in July 2003. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment — power industry services, nutritional products and telecommunications infrastructure services, respectively. Argan is a holding company with no operations other than its investments in GPS, VLI and SMC. At April 30, 2009, there were no restrictions with respect to inter-company payments from GPS, VLI and SMC to Argan.
Overview and Outlook
For the three months ended April 30, 2009, consolidated net revenues were $63.1 million which represented an increase of $14.7 million, or 30.4%, over consolidated net revenues of $48.4 million for the three months ended April 30, 2008. Net income for the current quarter was $3.0 million, or $0.22 per diluted share. We reported net income of $1.6 million, or $0.14 per diluted share, for the corresponding quarter of the prior year.
The increase in consolidated net revenues between quarters was due primarily to an increase of 31.9% in the net revenues of the power industry services business, which represented 91.9% of consolidated net revenues for the current quarter. The net revenues of the nutritional products and telecommunications infrastructure services businesses also increased during the current quarter, by 17.4% and 13.0%, respectively.
Income from operations increased in the three months ended April 30, 2009 by $2.5 million to $4.2 million. We reported income from operations of $1.7 million for the three months ended April 30, 2008. The improvement between quarters was primarily due to an increase of $1.7 million in gross profit, which were provided by the increased net revenues, and a $683,000 reduction between quarters in the amount of amortization expense related to intangible assets.

Our operating activities used $16.3 million in cash in the current quarter, due primarily to a $9.2 million increase in the balance of accounts receivable and a $10.3 million decrease in the balance of accounts payable and accrued expenses. We reduced our long-term debt by $631,000 to a balance of $3.5 million. This long-term debt amount represented 4.2% and 2.8% of total stockholders’ equity and consolidated total assets as of April 30, 2009, respectively.
Primarily due to the scheduled performance of the work included in the contract backlog of GPS and GRP at April 30, 2009, we expect to report operating results for the remainder of the current fiscal year that are profitable and that include net cash provided by operations. However, current economic conditions in the United States, including a deep recession and severe disruptions in the credit markets, could adversely affect our results of operations in future periods, particularly if the economic recession is prolonged or if government efforts to stabilize financial institutions, to restore order to credit markets, to stimulate spending and to arrest rising unemployment are not effective. The current instability in the financial markets may make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. We may encounter increased levels of deferrals and delays related to new construction projects in the future. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may significantly increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.
We anticipate that the increased political focus on energy independence and the negative environmental impact of fossil fuels may spur the development of alternative and renewable power facilities which should result in new power facility opportunities for us in the future. More than half of the states have adopted formal green-energy goals and federal support for infrastructure spending remains strong. An energy infrastructure renewal program is included in the federal economic stimulus package, making funds available for energy projects such as energy transmission and distribution systems and alternative energy power sources and including tax incentives to encourage capital investment in renewable energy sources.
In order to capitalize on emerging opportunities in a portion of this market, we formed a company with a wind-energy development firm in June 2008 for the purpose of constructing wind-energy farms for project owners. The company, Gemma Renewable Power, LLC (“GRP”), was awarded a project to design and build the expansion of a wind farm in Illinois. During the current quarter, we achieved substantial completion of the construction of a biodiesel production plant in Texas, the fourth such project that we have completed within a two-year period, and are pursuing other alternative fuel-production opportunities.
Moreover, we continue to observe renewed interest in gas-fired generation as electric utilities and independent power producers look to diversify their generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to the completion of more sizeable or controversial projects, are also stimulating renewed demand for gas-fired power plants. Our two largest current projects include the construction of gas-fired electricity-generation plants. While it is unclear what the impact of current economic conditions might have on the timing or financing of such future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the United States because these facilities are more efficient and produce fewer emissions than coal-fired power plants and we believe our capabilities and expertise will position us as a market leader for these projects.
In summary, it is uncertain what impacts the current recession and financial/credit crisis in the United States may have on our business. We are continuously alert for effects of this crisis that may be impacting our business currently and any new developments that may affect us going forward. Moreover, the continuing global uncertainty and poor overall economic conditions may impair our visibility to an unusual degree. Current or deteriorating future conditions could potentially lead to the delay, curtailment or cancellation of proposed and existing projects, thus decreasing the overall demand for our services, adversely impacting our results of operations and weakening our financial condition.
Nevertheless, we remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand extending decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions. However, such forward-looking statements, by their nature, involve risks and uncertainties, and they should be considered in conjunction with the risk factors included in Item 1A of the 2009 Annual Report.

Comparison of the Results of Operations for the Three Months Ended April 30, 2009 and 2008
The following schedule compares the results of our operations for the three months ended April 30, 2009 and 2008. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding quarter. As analyzed below the schedule, we reported net income of $3.0 million for the three months ended April 30, 2009, or $0.22 per diluted share. For the three months ended April 30, 2008, we reported net income of $1.6 million, or $0.14 per diluted share.

	Three Months Ended April 30,
	2009		2008
Net revenues
Power industry services	$58,035,000	91.9%	$44,008,000	90.9%
Nutritional products	2,817,000	4.5%	2,399,000	5.0%
Telecommunications infrastructure services	2,258,000	3.6%	1,999,000	4.1%

Net revenues	63,110,000	100.0%	48,406,000	100.0%
Cost of revenues **
Power industry services	51,375,000	88.5%	38,576,000	87.7%
Nutritional products	2,558,000	90.8%	2,323,000	96.8%
Telecommunications infrastructure services	1,749,000	77.5%	1,774,000	88.7%

Cost of revenues	55,682,000	88.2%	42,673,000	88.2%

Gross profit	7,428,000	11.8%	5,733,000	11.8%
Selling, general and administrative expenses	3,214,000	5.1%	4,011,000	8.3%

Income from operations	4,214,000	6.7%	1,722,000	3.5%
Interest expense	(62,000)	*	(120,000)	*
Investment income	51,000	*	504,000	1.0%
Equity in the earnings of the unconsolidated subsidiary	610,000	1.0%	—	—

Income from operations before income taxes	4,813,000	7.6%	2,106,000	4.3%
Income tax expense	(1,846,000)	(2.9)%	(551,000)	(1.1)%

Net income	$2,967,000	4.7%	$1,555,000	3.2%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
The net revenues of the power industry services business increased by $14.0 million, or 31.9%, to $58.0 million for the three months ended April 30, 2009 compared with net revenues of $44.0 million for the corresponding period of the prior year. The net revenues of this business represented 91.9% of consolidated net revenues for the quarter ended April 30, 2009. This business represented 90.9% of consolidated net revenues for the quarter ended April 30, 2008. Our energy-plant construction contract backlog was $404 million at April 30, 2009, not including the backlog of GRP in the amount of $19 million (see the discussion of our investment in this unconsolidated subsidiary below). The comparable construction contract backlog amount was $456 million at January 31, 2009.
The most significant customer of the power industry services business for the quarter ended April 30, 2009 was a large utility company that represented approximately 94.1% of the net revenues of this business segment for the current quarter, and represented approximately 86.6% of our consolidated net revenues for the current quarter. For this significant customer, we are constructing a natural gas-fired combined cycle power plant in California. Construction is expected to be completed in calendar year 2010. This customer represented 33.6 % of the net revenues of this business segment for the quarter ended April 30, 2008, and represented 30.5% of our consolidated net revenues for the prior quarter. The other significant customer of the power industry services business for the quarter ended April 30, 2008 represented approximately 66.0% of the net revenues of this business and 60.0% of consolidated net revenues for the quarter, respectively. For this customer, we constructed two biofuels production facilities located in Texas, one of which was completed in the fourth quarter last year and the other was substantially completed in the current quarter.

Nutritional Products
The net revenues of the nutritional products business increased by $418,000, or 17.4%, to $2.8 million for the three months ended April 30, 2009 compared with net revenues of $2.4 million for the corresponding period of the prior year. The net revenues of this business represented 4.5% of consolidated net revenues for the quarter ended April 30, 2009. This business represented 5.0% of consolidated net revenues for the quarter ended April 30, 2008.
The increase in net revenues between quarters was primarily was due to the sale of products to new customers which represented 40.1% of the net revenues of this business for the current quarter. During the current quarter, VLI also commenced the manufacture of a powder-based product for an existing customer pursuant to a much larger program. This customer represented 25.1% of the net revenues of this business for the current quarter. However, three customers that represented 33.5% of net revenues for the three months ended April 30, 2008 terminated their relationships with VLI, and net revenues obtained from the sale of products to other existing customers of VLI declined by 38.1% between the quarters. VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed six months including extended periods of product testing and acceptance. The value of unfilled sales orders that we believe to be firm at April 30, 2009 was $2.5 million compared with a value of $1.5 million at January 31, 2009.
Telecommunications Infrastructure Services
The net revenues of the telecommunications infrastructure services business for the three months ended April 30, 2009 were $2.3 million compared with net revenues of $2.0 million for the corresponding quarter of the prior year, representing a 13.0% increase between quarters. The net revenues of this business represented 3.6% of consolidated net revenues for the quarter ended April 30, 2009 and 4.1% of consolidated net revenues for the quarter ended April 30, 2008. Inside premises revenues increased by 34.8% between the quarters, representing 56.2% of this segment’s business for the current quarter and primarily reflecting increased services provided to government-sector customers. This increase more than offset the 6.5% decline in outside plant revenues between the quarters which was due to the decrease in commercial and residential construction activity in the region.
The range of wiring services that we provide to our inside premises customers include cable and data rack installation; equipment room and telecom closet design and build-out; raceway design and installation; and cable identification, testing, labeling and documentation. Services provided to our outside plant customers include trenchless directional boring and other underground services, aerial cabling services, and the installation of buried cable and wire communication and electric lines.
Cost of Revenues
As a result of the increased gross profit contribution of GPS and improvement in the profitability of the net revenues of VLI and SMC, our overall gross profit increased to $7.4 million for the three months ended April 30, 2009 from $5.7 million for the three months ended April 30, 2008, an increase of 30.0% between the quarters. Our overall gross profit percentage was 11.8% for both the current and prior quarters.
The cost of revenues for the power industry services business of GPS increased in the three months ended April 30, 2009 to $51.4 million from $38.6 million for the three months ended April 30, 2008, and the cost of revenues as a percentage of corresponding net revenues increased to 88.5% for the current quarter from 87.7% for the first quarter of last year. The slight increase in this percentage in the current quarter was due primarily to a change in the mix of projects between quarters. Certain sales-type taxes that are assessed by government authorities and collected from customers are included in cost of revenues. Accordingly, these amounts are considered contract costs in the performance of percentage complete calculations and the determination of net revenues. The amounts of such costs were $2.3 million and $481,000 for the three months ended April 30, 2009 and 2008, respectively. Although the cost of revenues for the nutritional products business of VLI increased in the three-month period ended April 30, 2009 to $2.6 million from $2.3 million for the three months ended April 30, 2008, the cost of revenues percentage decreased to 90.8% of net revenues for the current quarter from a percentage of 96.8% for the corresponding quarter of the prior year due to the increase in net revenues between the quarters. Although the net revenues of the telecommunications infrastructure services business of SMC increased between the quarters, the cost of revenues declined slightly to $1.7 million in the current quarter from $1.8 million in the prior quarter, resulting in a lower cost of revenues percentage in the current quarter. The cost of revenues percentages for the three months ended April 30, 2009 and 2008 were 77.5% and 88.7%, respectively, with the improvement primarily relating to the efficient completion of several inside premises projects during the current quarter.

Selling, General and Administrative Expenses
These costs decreased by $797,000, or 19.9%, to $3.2 million for the current quarter from $4.0 million for the first quarter last year. Amortization expense related to purchased intangible assets decreased by approximately $683,000 in the current quarter compared with the first quarter of last year as the amortization expense related to the contractual customer relationships of GPS was completed last year and the scheduled amortization of the intangible assets of VLI and SMC was eliminated with the recording of impairment losses related to these assets last year. In addition, compensation expense related to stock options decreased by $125,000 to $272,000 for the current quarter from $397,000 in the same quarter one year ago.
Other Income and Expense
We reported investment income of $51,000 for the three months ended April 30, 2009 compared to investment income of $504,000 for the three months ended April 30, 2008. Our cash balances are invested in liquid money-market type collective funds. The balance of cash and cash equivalents has declined by approximately $8.8 million over the last year from the balance at April 30, 2008, a decrease of 13.1%. Moreover, investment returns have declined between the quarters as short-term interest rates have dropped substantially over the last year. Interest expense decreased to $62,000 for the current quarter from $120,000 in the corresponding quarter of last year as the overall level of debt between the years was reduced. Debt payments have reduced the total balance of debt (including current and noncurrent portions) to approximately $3.5 million at April 30, 2009 from approximately $6.1 million at April 30, 2008.
In June 2008, we announced that GPS had entered into a business partnership for the design and construction of wind-energy farms located in the United States and Canada. The business partners each own 50% of the new company, GRP, which has begun a construction project to expand a wind farm in Illinois. Our share of the earnings of GRP for the current quarter was approximately $610,000.
Income Tax Expense
For the three months ended April 30, 2009, we incurred income tax expense of $1.8 million, reflecting an effective income tax rate of 38.4%. The effective tax rate for the current quarter differed from the expected federal income tax rate of 34% due primarily to the effect of state income tax expense and true-up adjustments made to the income tax payable accounts, which more than offset the tax benefit of the domestic manufacturing deduction.
For the three months ended April 30, 2008, we incurred income tax expense of $551,000 reflecting an effective income tax rate of 26.2%. The effective tax rate for the prior quarter differed from the expected federal income tax rate of 34% due primarily to the domestic manufacturing deduction, treated as a permanent difference for income tax accounting purposes, and a credit to the deferred tax provision in the approximate amount of $116,000 reflecting the effect of the change in state rate rates applied to our deferred tax items.
Liquidity and Capital Resources as of April 30, 2009
The balance of cash and cash equivalents was approximately $57.9 million as of April 30, 2009 compared to a balance of $74.7 million as of January 31, 2009, representing a decrease of $16.8 million during the current quarter. We also have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”). The Company’s consolidated working capital increased during the current quarter from approximately $53.6 million as of January 31, 2009 to approximately $56.1 million as of April 30, 2009.
Although we reported net income of approximately $3.0 million for the current quarter, we used net cash of $16.3 million in operations. Since January 31, 2009, we experienced changes in the amounts of several operating asset and liability accounts that represented uses of cash due to the timing of cash receipts and disbursements on projects. During the current quarter, the increase in accounts receivable represented a $9.2 million use of cash as activity on the California power plant project increased. We used cash during the current quarter to make payments reducing the amount of accounts payable and accrued liabilities by $10.3 million. The amount of non-cash adjustments to net income for the quarter represented a net source of cash of $484,000, including deferred tax expense of $567,000, stock compensation expense of $272,000 and depreciation and amortization of $236,000, offset by equity in the earnings of GRP in the amount of $610,000.

Net cash provided by operations for the three months ended April 30, 2008 was $2.5 million as we reported net income of approximately $1.6 million and our net non-cash expenses were approximately $610,000. In addition, cash in the amount of $4.1 million was released from escrow accounts. Cash was used during the prior quarter to reduce accounts payable and accrued expenses by $1.4 million, primarily at GPS. Cash of approximately $1.3 million was used during the prior quarter in connection with increases in accounts receivable, earnings in excess of billings, inventories and prepaid expenses and other assets. In addition, billings in excess of contract revenues declined by $1.1 million during the prior quarter.
During the three months ended April 30, 2009, net cash was used in connection with investing and financing activities in the amounts of $25,000 and $441,000, respectively. During the current quarter, we used cash to make equipment purchases of $32,000 and principal payments on long-term debt of $631,000, and received cash proceeds from the exercise of stock warrants and options in the amount of $190,000.
During the three months ended April 30, 2008, investing activities consisted of the cash payment of $2,000,000 in contingent acquisition price to the former owners of GPS and the purchase of equipment for $117,000. Net cash of $576,000 was also used in financing activities during the three months ended April 30, 2008 as we made debt principal payments of $646,000 but received cash proceeds of $70,000 in connection with the sale of common stock pursuant to the exercise of stock options and warrants.
The financing arrangements with the Bank provide for the measurement at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period) of certain financial covenants, determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At the end of the fiscal year and at the end of the most recent fiscal quarter, the Company was in compliance with each of these financial covenants. The Bank’s consent is required for acquisitions and divestitures. The Company has pledged the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable.
At April 30, 2009, substantially all of the balances of cash, cash equivalents and escrowed cash were invested in money market funds sponsored by an investment division of the Bank and a major investment banking firm with fund assets consisting primarily of government securities and other treasury instruments. Our operating bank accounts are maintained with the Bank.
We believe that cash on hand, cash generated from the Company’s future operations and funds available under the Company’s line of credit will be adequate to meet our future operating cash needs. Any future acquisition, or other significant unplanned cost or cash requirement may require us to raise additional funds through the issuance of debt and/or equity securities.
Off-Balance Sheet Arrangements
We maintain a variety of commercial commitments that are generally made available to provide support for various commercial provisions in the engineering, procurement and construction contracts.
In the ordinary course of business, our customers may request that we obtain surety bonds in connection with construction contract performance obligations that are not required to be recorded in our condensed consolidated balance sheets. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. The Bank has issued a $10.0 million letter of credit in order to support a bonding commitment made to GPS by a major insurance company. We have pledged $10.0 million in escrowed cash to the Bank in order to secure the letter of credit. We utilize several providers to meet our insurance and surety needs. The current financial crisis has not disrupted our insurance or surety programs or limited our ability to access needed insurance or surety capacity. We have a line of credit committed by the Bank in the amount of $4.25 million for general purposes.
From time to time, we provide guarantees related to our services or work. If our services under a guaranteed project would be determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such guarantee losses.
We have a 50% ownership interest in GRP, an unconsolidated subsidiary, which currently has no debt financing, nor have we issued any performance or payment guarantees on its behalf.

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
The following table presents the determinations of EBITDA for the three months ended April 30, 2009 and 2008:

	Three Months Ended April 30,
	2009	2008
Net income, as reported	$2,967,000	$1,555,000
Interest expense	62,000	120,000
Income tax expense	1,846,000	551,000
Amortization of purchased intangible assets	89,000	772,000
Depreciation and other amortization	147,000	339,000

EBITDA	$5,111,000	$3,337,000

As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles in the United States (“GAAP”), we do not believe that this measure should be considered in isolation from, or as a substitute for, the results of our operations presented in accordance with GAAP that are included in our condensed consolidated financial statements. In addition, our EBITDA does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.
As we believe that our net cash flow from operations is the most directly comparable performance measure determined in accordance with GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows (used in) provided by operating activities that are presented in on our condensed consolidated statements of cash flows.

	Reconciliations of EBITDA
	Three Months Ended April 30,
	2009	2008
EBITDA	$5,111,000	$3,337,000
Current income tax expense	(1,279,000)	(1,602,000)
Interest expense	(62,000)	(120,000)
Non-cash stock option compensation expense	272,000	397,000
Provision for inventory obsolescence	19,000	68,000
Equity in earnings of the unconsolidated subsidiary	(610,000)	—
(Increase)/decrease in escrowed cash	(4,000)	4,083,000
Increase in accounts receivable, net	(9,186,000)	(899,000)
Decrease in accounts payable and accrued expenses	(10,340,000)	(1,384,000)
Change related to the timing of scheduled billings	(45,000)	(1,183,000)
Other, net	(189,000)	(186,000)

Net cash (used in) provided by operations	$(16,313,000)	$2,511,000

Critical Accounting Policies
We consider the accounting policies related to revenue recognition on long-term construction contracts, the valuation of goodwill and other purchased intangible assets, income tax reporting and the reporting of legal matters to be most critical to the understanding of our financial position and results of operations. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of net revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, those related to our allowances for doubtful accounts and inventory obsolescence. Actual results and outcomes could differ from these estimates and assumptions.

Included in the 2009 Annual Report are a discussion of critical accounting policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and a description of the Company’s significant accounting policies in Item 8, specifically Note 2 to the consolidated financial statements.
Adopted and Other Recently Issued Accounting Pronouncements
Included in Note 2 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are discussions of accounting pronouncements adopted by us during the three months ended April 30, 2009 and recently issued accounting pronouncements that have not yet been adopted.
Seasonality
The Company’s telecommunications infrastructure service operations may have seasonally weaker results in the first and fourth quarters of the year, and may produce stronger results in the second and third quarters. This seasonality may be due to the effect of winter weather on construction and outside plant activities as well as reduced daylight hours and customer budgetary constraints. Certain customers tend to complete budgeted capital expenditures before the end of the year, and postpone additional expenditures until the subsequent fiscal period.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates as a result of our borrowings under our financing arrangement with Bank of America (the “Bank”) including terms loans with a total outstanding amount of $3.5 million at April 30, 2009 that bear interest at floating rates. We have two floating-for-fixed interest rate swaps with notional amounts totaling $1.8 million at April 30, 2009 to hedge against changes in floating interest rates. The notional amount of the swaps is less than the corresponding outstanding debt amount and the term of one of the swap agreements is shorter than the term of the corresponding term loan. As such, we are exposed to increasing or decreasing market interest rates on the unhedged portion. Based on the scheduled outstanding indebtedness of our term loans, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by approximately $15,000. As market rates are at historically low levels, the index rate used to calculate our interest expense cannot drop by more than 0.52%. The corresponding reduction in interest expense would not be material to our consolidated results of operations. This analysis takes into account the current outstanding balances of our term loans with our Bank, assumed interest rates, current debt payment schedules and the amounts of the existing swap agreements at April 30, 2009, which were $125,000 and $1,667,000 expiring in July 2009 and December 2009, respectively. The result of this analysis would change if the underlying assumptions were modified.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of April 30, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended April 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On March 4, 2008, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in the Circuit Court of Florida for Collier County. VFI, which is owned by Kevin Thomas, supplied VLI with certain organic raw materials used in the manufacture of VLI products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI’s customers. VLI and its president filed their Answer and Affirmative Defenses on May 8, 2008. VLI and its president deny that VLI breached any contract or that its president defamed VFI. The defendants intend to vigorously defend this lawsuit
The Company has reviewed the claims of Mr. Thomas and VFI and believes that they are without merit. Management does not believe that a material loss is reasonably possible related to the lawsuits in the Kevin Thomas litigation, individually or in the aggregate, however, the ultimate resolution of the litigation with Mr. Thomas could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.
On March 4, 2008, Mr. Thomas filed a lawsuit against VLI’s president in the Circuit Court of Florida for Collier County. Mr. Thomas has filed this lawsuit against VLI’s president for defamation. Mr. Thomas alleges that VLI’s president made false statements to third parties regarding Mr. Thomas’ conduct that is the subject of counterclaims by the Company and VLI in the litigation matter discussed above and that these statements have caused him damage to his business reputation. VLI’s president filed his answer with the court on May 8, 2008. VLI’s president denies that he defamed Mr. Thomas and intends to continue to vigorously defend this lawsuit.
Tampa Bay Nutraceutical Company
On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel; (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $9,000,000. Depositions, originally scheduled for August 2008, have not been completed. The Company is vigorously defending this litigation. Although the Company believes it has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of potential damages, if any, at this state of the litigation. The ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a future reporting period.
Other Legal Proceedings
In the normal course of business, the Company has pending claims and legal proceedings. It is our opinion, based on information available at this time, that none of the other current claims and proceedings will have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in the midst of a significant economic recession and significant disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, and potential fluctuations in quarterly operating results, among other risks. Before investing in our securities, please consider the risks summarized in this paragraph and those risks described in our Annual Report on Form 10-K for the year ended January 31, 2009. There have been no material revisions to the risk factors that are described therein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
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

ARGAN, INC.
June 8, 2009	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

June 8, 2009	By:	/s/ Arthur F. Trudel
Arthur F. Trudel
Senior Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit No.	Description
Exhibit: 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934
Exhibit: 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934
Exhibit: 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
Exhibit: 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350