Form 10-Q
period 2009-07-31
ARGAN INC
filed 2009-09-08
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.15 par value, 13,578,119 shares at September 3, 2009.

ARGAN, INC. AND SUBSIDIARIES
INDEX

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31,	January 31,
	2009	2009
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,112,000	$74,666,000
Escrowed cash	10,004,000	10,000,000
Accounts receivable, net of allowance for doubtful accounts	23,841,000	12,986,000
Costs and estimated earnings in excess of billings	10,231,000	6,325,000
Inventories, net of reserve for obsolescence	2,140,000	1,347,000
Current deferred tax assets	1,303,000	1,660,000
Prepaid expenses and other current assets	1,145,000	768,000

TOTAL CURRENT ASSETS	100,776,000	107,752,000
Property and equipment, net of accumulated depreciation	1,071,000	1,214,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	3,477,000	3,655,000
Investment in unconsolidated subsidiary	3,125,000	2,107,000
Deferred tax assets	1,766,000	1,743,000
Other assets	136,000	217,000

TOTAL ASSETS	$128,827,000	$135,164,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$29,808,000	$31,808,000
Accrued expenses	8,692,000	14,992,000
Billings in excess of costs and estimated earnings	1,409,000	5,102,000
Current portion of long-term debt	2,042,000	2,301,000

TOTAL CURRENT LIABILITIES	41,951,000	54,203,000
Long-term debt	833,000	1,833,000
Other liabilities	28,000	22,000

TOTAL LIABILITIES	42,812,000	56,058,000

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share; 30,000,000 shares authorized; 13,519,184 and 13,437,684 shares issued at 7/31/09 and 1/31/09, and 13,515,951 and 13,434,451 shares outstanding at 7/31/09 and 1/31/09, respectively	2,027,000	2,015,000
Warrants outstanding	612,000	738,000
Additional paid-in capital	86,120,000	84,786,000
Accumulated other comprehensive loss	(26,000)	(63,000)
Accumulated deficit	(2,685,000)	(8,337,000)
Treasury stock, at cost; 3,233 shares at 7/31/09 and 1/31/09	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	86,015,000	79,106,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$128,827,000	$135,164,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net revenues
Power industry services	$59,804,000	$70,639,000	$117,839,000	$114,647,000
Nutritional products	3,452,000	2,226,000	6,270,000	4,625,000
Telecommunications infrastructure services	2,199,000	2,233,000	4,456,000	4,232,000

Net revenues	65,455,000	75,098,000	128,565,000	123,504,000

Cost of revenues
Power industry services	53,712,000	63,108,000	105,087,000	101,684,000
Nutritional products	3,162,000	2,395,000	5,720,000	4,718,000
Telecommunications infrastructure services	1,625,000	1,875,000	3,375,000	3,649,000

Cost of revenues	58,499,000	67,378,000	114,182,000	110,051,000

Gross profit	6,956,000	7,720,000	14,383,000	13,453,000

Selling, general and administrative expenses	3,188,000	4,016,000	6,401,000	8,027,000
Impairment losses of Vitarich Laboratories, Inc.	—	1,946,000	—	1,946,000

Income from operations	3,768,000	1,758,000	7,982,000	3,480,000

Interest expense	(52,000)	(108,000)	(114,000)	(228,000)
Investment income	24,000	432,000	75,000	936,000
Equity in the earnings (loss) of unconsolidated subsidiary	408,000	(165,000)	1,018,000	(165,000)

Income from operations before income taxes	4,148,000	1,917,000	8,961,000	4,023,000
Income tax expense	(1,463,000)	(1,111,000)	(3,309,000)	(1,662,000)

Net income	$2,685,000	$806,000	$5,652,000	$2,361,000

Earnings per share:
Basic	$0.20	$0.07	$0.42	$0.21

Diluted	$0.19	$0.07	$0.41	$0.20

Weighted average number of shares outstanding:
Basic	13,492,000	11,860,000	13,469,000	11,493,000

Diluted	13,771,000	12,226,000	13,756,000	11,854,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,652,000	$2,361,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in the (earnings) loss of the unconsolidated subsidiary	(1,018,000)	165,000
Deferred income tax expense (benefit)	375,000	(1,501,000)
Stock option compensation expense	578,000	788,000
Amortization of purchased intangibles	178,000	1,174,000
Depreciation and other amortization	295,000	683,000
Provision for (recovery of) bad debts	125,000	(6,000)
Provision for (recovery of) inventory obsolescence	(74,000)	171,000
Impairment losses	—	1,946,000
Other	(7,000)	109,000
Changes in operating assets and liabilities:
Escrowed cash	(4,000)	4,086,000
Accounts receivable	(10,980,000)	7,737,000
Costs and estimated earnings in excess of billings	(3,906,000)	(56,000)
Inventories	(719,000)	(25,000)
Prepaid expenses and other assets	(371,000)	(715,000)
Accounts payable and accrued expenses	(8,219,000)	9,115,000
Billings in excess of costs and estimated earnings	(3,693,000)	(10,325,000)
Other	6,000	(1,000)

Net cash (used in) provided by operating activities	(21,782,000)	15,706,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(83,000)	(259,000)
Proceeds from sale of property and equipment	13,000	—
Payment of contingent acquisition price	—	(2,000,000)
Investment in unconsolidated subsidiary	—	(600,000)

Net cash used in investing activities	(70,000)	(2,859,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,259,000)	(1,292,000)
Net proceeds from the exercise of stock options and warrants	557,000	637,000
Net proceeds from the sale of common stock	—	24,982,000

Net cash (used in) provided by financing activities	(702,000)	24,327,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,554,000)	37,174,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,666,000	66,827,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,112,000	$104,001,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes:
Interest	$114,000	$228,000

Income taxes	$5,980,000	$3,395,000

Non-cash investing and financing activities:
Net increase in the fair value of interest rate swaps	$37,000	$44,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
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
The condensed consolidated balance sheet as of July 31, 2009, the condensed consolidated statements of operations for the three and six months ended July 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the six months ended July 31, 2009 and 2008 are unaudited. The condensed consolidated balance sheet as of January 31, 2009 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2009 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
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
NOTE 2 — ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted During the Three Months Ended July 31, 2009
In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financials statements are issued or are available to be issued. SFAS No. 165 requires (1) recognition in the financial statements of the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, (2) disclosure of the nature of any non-recognized subsequent event and the related estimate of the financial effects to keep the financial statements from being misleading, or a statement that such an estimate cannot be made, and (3) disclosure of the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS No. 165 applies only to the accounting for and disclosure of subsequent events not addressed in other GAAP. The Company adopted SFAS No. 165 on July 31, 2009. Adoption did not have an impact on the condensed consolidated financial statements other than the inclusion of the required disclosure in the second paragraph of Note 16.

In April 2009, the FASB issued Staff Position (“FSP”) SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” relating to the estimation of fair value in accordance with FASB Statement of Financial Accounting Standard No. 157, “Fair Value Measurements,” (“SFAS No. 157”). This FSP provides additional guidance on (1) determining when the volume and level of activity for the asset or liability has significantly decreased, (2) identifying circumstances in which a transaction is not orderly, and (3) understanding the fair value measurement implications of both of the preceding items. This FSP became effective for the Company’s interim reporting period ending July 31, 2009. Its adoption did not have an impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” that amends FASB Statement of Financial Accounting Standard No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP became effective for the Company’s interim reporting period ending July 31, 2009. Its adoption did not have a material impact on the Company’s financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” which became effective for the Company for the quarterly period ending July 31, 2009. This FSP amends existing guidance for determining whether other-than-temporary impairments of debt securities have occurred. Among other changes, the FASB replaces the existing requirement that an entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert that it does not have the intent to sell the security, and that it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP also improves the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. Adoption of this FSP did not have an impact on the Company’s financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements That Have Not Been Adopted
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 168”). SFAS No. 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which officially launched July 1, 2009, to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The Codification supersedes all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 will be effective for the Company’s condensed consolidated financial statements for the quarter ending October 31, 2009. The Company does not expect that the adoption of this standard will have a material impact on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued Standard of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”). SFAS No. 167 (1) eliminates exceptions in FASB Interpretation No. 46 (Revised), “Consolidation of Variable Interest Entities,” related to consolidating qualifying special-purpose entities, (2) contains new criteria for determining the primary beneficiary and (3) increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This new standard will be effective at the beginning of the Company’s fiscal year ending January 31, 2011 and will apply to the Company’s interim and fiscal year consolidated financial statements thereafter. The Company does not expect that the adoption of this standard will have an impact on the Company’s financial position, results of operations or cash flows.

In June 2009, the FASB also issued Standard of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS No. 166”). The statement amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” by (1) removing the concept of a qualifying special-purpose entity (“QSPE”), (2) eliminating the exception from FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”) that applied to QSPEs, (3) clarifying that the transferor of a financial asset must evaluate whether, after the transfer, it still directly or indirectly controls the transferred asset, (4) limiting the circumstances under which a financial asset should be derecognized when the transferor has continuing involvement with the transferred asset or partially transferred asset, (5) removing the special provisions for guaranteed mortgage securitizations, (6) removing the exemption from initial measurement of servicing assets and servicing liabilities at fair value where it was impracticable to determine fair value, and (7) requiring additional disclosures concerning transfers of financial assets and a transferor’s continuing involvement with such assets. This new standard will be effective at the beginning of the Company’s fiscal year ending January 31, 2011 and will apply to the Company’s interim and fiscal year consolidated financial statements thereafter. The Company does not expect that the adoption of this standard will have an impact on the Company’s financial position, results of operations or cash flows.
NOTE 3 — CASH, CASH EQUIVALENTS AND ESCROWED CASH
The Company holds cash on deposit at Bank of America (the “Bank”) in excess of federally insured limits. Management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk currently.
Pursuant to the agreement covering the acquisition of GPS, the Company deposited $10.0 million into an escrow account with the Bank in December 2006 which secures a letter of credit that was issued in support of a bonding commitment. In August 2009, the letter of credit was amended with the amount of the requirement reduced to $5.0 million. Accordingly, approximately $5.0 million was released from the escrow account in August 2009. For certain construction projects, cash may be held in escrow as a substitute for retainage. No such cash was held in escrow as of July 31, 2009 or January 31, 2009.
The carrying value amounts of the Company’s cash, cash equivalents and escrowed cash are reasonable estimates of the fair values of these assets due to their short-term nature.
NOTE 4 — ACCOUNTS RECEIVABLE; COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Both accounts receivable and costs and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billings to customers under construction-type contracts varies based on individual contracts and often differs from the periods in which net revenues are recognized. The amounts of costs and estimated earnings in excess of billings at July 31, 2009 and January 31, 2009 were approximately $10.2 million and $6.3 million, respectively. These amounts are expected to be billed and collected in the normal course of business. Retainages included in accounts receivable represent amounts withheld by construction customers until a defined phase of a contract or project has been completed and accepted by the customer; there were no outstanding retainages as of July 31, 2009 or January 31, 2009. The carrying value amounts of the Company’s accounts receivable, as well as its accounts payable and other current liabilities, are reasonable estimates of their fair values due to the short-term nature of the arrangements.
The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivable. The amounts of the allowance for doubtful accounts at July 31, 2009 and January 31, 2009 were $22.5 million and $22.4 million, respectively. During the third quarter of the fiscal year ended January 31, 2009, the allowance was increased by $22.2 million which was offset by the elimination of a corresponding amount of billings in excess of cost and estimated earnings.
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
Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors (i.e. — lot expiration dates, the ability to recertify or test for extended expiration dates, the number of products that can be produced using the available raw materials and the market acceptance or regulatory issues surrounding certain materials) in evaluating the net realizable value of inventories.

In connection with the production of products pursuant to customer purchase orders received by VLI during the current quarter, the Company consumed a certain quantity of raw material inventory, the cost of which had been fully reserved in the prior year. Accordingly, the Company reversed a portion of its reserve for overstocked and obsolete inventory related to this item that reduced the cost of revenues of VLI by $118,000 for the three and six months ended July 31, 2009. The Company will continue to monitor the status of this new customer relationship including the volume of future purchase orders, and may reverse additional reserve amounts in future quarters as the relationship progresses. The amount of inventory reserve related to this raw material at July 31, 2009 was $1.2 million.
The Company’s provision amounts expensed for the obsolescence of certain other inventory items during the three and six months ended July 31, 2009 were approximately $25,000 and $44,000, respectively. The Company’s provision amounts expensed for inventory obsolescence during the three and six months ended July 31, 2008 were approximately $103,000 and $171,000, respectively.
Inventories consisted of the following amounts at July 31, 2009 and January 31, 2009:

	July 31,	January 31,
	2009	2009
Raw materials	$3,040,000	$2,748,000
Work-in process	73,000	118,000
Finished goods	484,000	171,000

	3,597,000	3,037,000
Less — reserves	(1,457,000)	(1,690,000)

Inventories, net	$2,140,000	$1,347,000

NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment amounts are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. Depreciation expense amounts for property and equipment, including assets under capital leases, were $111,000 and $308,000 for the three months ended July 31, 2009 and 2008, respectively, and were $220,000 and $611,000 for the six months ended July 31, 2009 and 2008, respectively. The costs of maintenance and repairs, which totaled $197,000 and $138,000 for the three months ended July 31, 2009 and 2008, respectively, are expensed as incurred. Such costs were $281,000 and $247,000 for the six months ended July 31, 2009 and 2008, respectively. Major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income.
Property and equipment at July 31, 2009 and January 31, 2009 consisted of the following:

	July 31,	January 31,
	2009	2009
Leasehold improvements	$829,000	$829,000
Machinery and equipment	2,766,000	2,738,000
Trucks and other vehicles	1,286,000	1,263,000

	4,881,000	4,830,000
Less — accumulated depreciation	(3,810,000)	(3,616,000)

Property and equipment, net	$1,071,000	$1,214,000

NOTE 7 — INTANGIBLE ASSETS
In connection with the acquisitions of GPS, VLI and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. The Company’s intangible assets consisted of the following amounts at July 31, 2009 and January 31, 2009:

		July 31, 2009
	Estimated	Gross			January 31,
	Useful	Carrying	Accumulated	Net	2009
	Life	Amount	Amortization	Amount	Net Amount
Intangible assets being amortized:
Non-compete agreements — GPS and VLI	5 years	$1,731,000	$1,479,000	$252,000	$309,000
Trade name — GPS	15 years	3,643,000	642,000	3,001,000	3,122,000
Intangible asset not being amortized:
Trade name — SMC	Indefinite	224,000	—	224,000	224,000

Total intangible assets		$5,598,000	$2,121,000	$3,477,000	$3,655,000

Goodwill	Indefinite	$18,476,000	$—	$18,476,000	$18,476,000

Amortization expense related to purchased intangible assets totaled $89,000 for the three months ended July 31, 2009, and consisted of $61,000 and $28,000 for the trade name and the non-compete agreements, respectively. Amortization expense totaled $402,000 for the three months ended July 31, 2008, and consisted of $313,000 for contractual customer relationships that became fully amortized in the prior year, and $61,000 and $28,000 for the trade name and the non-compete agreements, respectively.
Amortization expense totaled $178,000 for the six months ended July 31, 2009, and consisted of $121,000 and $57,000 for the trade name and the non-compete agreements, respectively. Amortization expense totaled $1,174,000 for the six months ended July 31, 2008, and consisted of $995,000, $122,000 and $57,000 for contractual customer relationships, the trade name and the non-compete agreements, respectively.
During the three months ended July 31, 2008, VLI continued to report operating results that were below expected results. The loss of major customers and the reduction in the amounts of orders received from major customers caused net revenues to continue to decline and this business to operate at a loss. Accordingly, last year we conducted analyses in order to determine whether additional impairment losses had occurred related to the goodwill and the long-lived assets of VLI. The assessment analyses indicated that the carrying value of the business exceeded its fair value, that the carrying values of VLI’s long-lived assets were not recoverable and that the carrying values of the long-lived assets exceeded their corresponding fair values. As a result, VLI recorded impairment losses related to goodwill, other purchased intangible assets, and fixed assets in the amounts of $921,000, $86,000 and $939,000, respectively. The total amount of the impairment losses, approximately $1.9 million, was included in the condensed consolidated statements of operations for the three and six months ended July 31, 2008.
NOTE 8 — INVESTMENT IN UNCONSOLIDATED SUBSIDIARY
In June 2008, the Company announced that GPS had entered into a business partnership with Invenergy Wind Management, LLC for the design and construction of wind-energy farms located in the United States and Canada. The business partners each own 50% of the company, Gemma Renewable Power, LLC (“GRP”). In connection with the formation of GRP, GPS made cash investments totaling $1.6 million. At July 31, 2009, the formation agreement provided for GPS to make an additional contribution of $1.4 million which has been deferred. The Company’s share of the earnings of GRP for the three and six months ended July 31, 2009 were approximately $408,000 and $1,018,000, respectively. From its inception through July 31, 2008, GRP incurred a loss; the Company’s share of the loss was $165,000. Under an agreement with GRP, GPS provides support to GRP, including certain administrative and accounting services. The amounts of reimbursable costs incurred by GPS for these services in the three months ended July 31, 2009 and 2008 were $326,000 and $539,000, respectively. The amount of such reimbursable costs totaled $585,000 for the six months ended July 31, 2009.

NOTE 9 — DEBT
The Company has financing arrangements with the Bank covering a 4-year amortizing term loan with an original amount of $8.0 million which bears interest at LIBOR plus 3.25% (3.535% at July 31, 2009), the proceeds from which were used to acquire GPS; an amended 3-year amortizing term loan for VLI with an original amount of $1.4 million which bears interest at LIBOR plus 3.25%; and a revolving loan with a maximum borrowing amount of $4.25 million available until May 31, 2010, with interest at LIBOR plus 3.25%. The outstanding principal amounts of the GPS and VLI loans with the Bank were $2,833,000 and $42,000, respectively, as of July 31, 2009; the remaining principal amount of the VLI loan was paid in August 2009. No borrowed amounts were outstanding under the revolving loan as of July 31, 2009. The carrying value amounts of the Company’s term loans approximate their fair values because the applicable interest rates are variable.
The financing arrangements with the Bank require compliance with certain financial covenants at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period), including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent is required for acquisitions and divestitures. The Company has pledged the majority of its assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt amounts due and payable. At July 31, 2009 and January 31, 2009, the Company was in compliance with the covenants of its amended financing arrangements.
The Company designated interest rate swap agreements related to the GPS and VLI loans as cash flow hedges with original terms of three years. The interest rate swap agreements related to the GPS and VLI loans had notional balances of $1,417,000 and $31,000, respectively, at July 31, 2009 and expire in December 2009 and August 2009, respectively. Under these interest rate swap agreements, the Company has received interest based on a floating LIBOR-based rate and has paid interest based on fixed interest rates; the weighted average fixed interest rate related to the interest rate swap agreement is 5.22%. At July 31, 2009 and January 31, 2009, the Company maintained liabilities in the amounts of $26,000 and $63,000, respectively, in order to recognize the fair value of the interest rate swaps; these amounts were included in accrued liabilities in the accompanying condensed consolidated balance sheets. The fair value measurements are based on Level 2 inputs that are directly or indirectly observable market data. As the interest rate swap agreements have been designated as cash flow hedging instruments and have been effective as hedges, changes in the fair value amounts of the interest rate swap agreements have been recorded in accumulated other comprehensive loss. The corresponding adjustments to accumulated other comprehensive loss were decreases of $18,000 and $19,000 for the three months ended July 31, 2009 and 2008, respectively, and $37,000 and $43,000 for the six months ended July 31, 2009 and 2008, respectively.
Interest expense amounts related to the GPS and VLI term loans totaled $52,000 and $106,000 for the three months ended July 31, 2009 and 2008, respectively, and totaled $114,000 and $225,000 for the six months ended July 31, 2009 and 2008, respectively.
The Company may obtain standby letters of credit from the Bank in the ordinary course of business in amounts not to exceed $10.0 million in the aggregate. The Company has pledged $5.0 million in cash to the Bank in order to secure a standby letter of credit that was issued by the Bank for the benefit of a major insurance company in connection with its providing a bonding commitment to GPS (see Note 3).
NOTE 10 — PRIVATE PLACEMENT OF COMMON STOCK
In July 2008, the Company completed a private placement sale of 2.2 million shares of common stock to investors at a price of $12.00 per share that provided net proceeds of approximately $25 million. The proceeds have supported GPS’s bonding requirements associated with future energy plant construction projects. Allen & Company LLC (“Allen”) served as placement agent for the stock offering and was paid a fee of approximately $1.3 million for their services by the Company during the three months ended July 31, 2008. One of the members of our board of directors is a managing director of Allen.

NOTE 11 — STOCK-BASED COMPENSATION
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
A summary of stock option activity under the Option Plan for the six months ended July 31, 2009 is presented below:

			Weighted-
		Weighted-	Average	Weighted-
		Average	Remaining	Average
		Exercise	Contract	Fair
Options	Shares	Price	Term (Years)	Value
Outstanding, January 31, 2009	512,000	$8.31	6.5	$4.34
Granted	78,000	$12.86
Forfeited	(3,000)	$5.90
Exercised	(48,000)	$6.18

Outstanding, July 31, 2009	539,000	$9.17	6.7	$4.83

Exercisable, July 31, 2009	346,000	$7.45	6.9	$4.13

Exercisable, January 31, 2009	277,000	$5.22	6.1	$2.95

A summary of the change in the number of shares of common stock subject to non-vested options to purchase such shares for the six months ended July 31, 2009 is presented below:

		Weighted-
		Average
	Shares	Fair Value
Nonvested, January 31, 2009	235,000	$5.96
Granted	78,000	$7.43
Vested	(120,000)	$6.68

Nonvested, July 31, 2009	193,000	$6.11

Compensation expense amounts related to vesting stock options were $306,000 and $391,000 for the three months ended July 31, 2009 and 2008, respectively, and were $578,000 and $788,000 for the six months ended July 31, 2009 and 2008, respectively. At July 31, 2009, there was $506,000 in unrecognized compensation cost related to stock options granted under the Option Plan. The Company expects to recognize the compensation expense for these awards within the next twelve months. The total intrinsic value of the stock options exercised during the six months ended July 31, 2009 was approximately $358,000. The aggregate intrinsic value amounts for outstanding and exercisable stock options at July 31, 2009 were $3.0 million and $2.5 million, respectively.
The fair value of each stock option granted in the six-month period ended July 31, 2009 was estimated on each date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Six Months
Ended July 31,
2009
Dividend yield	—
Expected volatility	63.1%
Risk-free interest rate	3.00%
Expected life in years	5.5
The Company also has outstanding warrants to purchase 166,000 shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003, with two individuals who became executive officers of the Company upon completion of the offering and to an investment advisory firm. A director of the Company is also the chief executive officer of the investment advisory firm. The fair value of the warrants of $849,000 was recognized as offering costs. All warrants are exercisable and will expire in December 2012. During the six months ended July 31, 2009, the Company received approximately $264,000 in cash proceeds in connection with the purchase of 34,000 shares of the Company’s common stock pursuant to the exercise of warrants.

At July 31, 2009, there were 1,143,000 shares of the Company’s common stock available for issuance upon the exercise of stock options and warrants, including 438,000 shares of the Company’s common stock available for awards under the Option Plan.
NOTE 12 — INCOME TAXES
The Company’s income tax expense amounts for the six months ended July 31, 2009 and 2008 differ from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 34% to the income from operations before income taxes of the corresponding periods as shown in the table below. For the six months ended July 31, 2009, the favorable tax effect of permanent differences relates primarily to the tax benefit of the domestic manufacturing deduction. For the six months ended July 31, 2008, the unfavorable tax effect of permanent items related primarily to the impairment loss recorded in the current year related to the goodwill of VLI. This impairment loss was not deductible for income tax reporting purposes.

	Six Months	Six Months
	Ended July 31,	Ended July 31,
	2009	2008
Computed expected income tax expense	$3,047,000	$1,368,000
State income taxes, net	338,000	150,000
Permanent differences, net	(76,000)	144,000

	$3,309,000	$1,662,000

At July 31, 2009, the balance of prepaid expenses and other current assets included income taxes receivable of $221,000. At January 31, 2009, the Company owed current income taxes of $2.9 million which were included in accrued expenses in the condensed consolidated balance sheet at January 31, 2009. The Company’s consolidated balance sheets as of July 31, 2009 and January 31, 2009 included total deferred tax assets in the amounts of $3.1 million and $3.4 million, respectively, resulting from future deductible temporary differences. During the fiscal year ended January 31, 2009, the Company established a valuation allowance for the state portion of the deferred tax assets of VLI in the amount of $206,000. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets except for the state portion of the deferred tax assets of VLI.
The Company is subject to income taxes in the United States and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years before 2006. In the current year, the Internal Revenue Service commenced an audit of the Company’s federal consolidated tax return for the tax year ended January 31, 2007. The Company does not have reason to expect any material changes to its income tax liability resulting from the outcome of this ongoing audit and as a result has not accrued for any exposure.
NOTE 13 — NET INCOME PER SHARE
Basic income per share amounts for the interim periods presented herein were computed by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted income per share amounts for the three months ended July 31, 2009 and 2008 were computed by dividing the net income amounts for the corresponding periods by the weighted average number of common shares plus 279,000 shares and 366,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended July 31, 2009 excluded the effects of options to purchase approximately 43,000 shares of common stock because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the current quarter. There were no anti-dilutive common stock equivalents for the three months ended July 31, 2008.
Diluted income per share amounts for the six months ended July 31, 2009 and 2008 were computed by dividing the net income amounts for the corresponding periods by the weighted average number of common shares plus 287,000 shares and 361,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the six months ended July 31, 2009 and 2008 excluded the effects of options to purchase approximately 53,000 and 25,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market prices of the Company’s common stock during the periods.

NOTE 14 — LEGAL CONTINGENCIES
In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of current claims and proceedings will have a material effect on the Company’s consolidated financial statements other than the matters discussed below.
Kevin Thomas Litigation
On August 27, 2007, Kevin Thomas, the former owner of VLI, filed a lawsuit against the Company, VLI and the Company’s Chief Executive Officer (the “CEO”) in the Circuit Court of Florida for Collier County. The Company acquired VLI by way of merger on August 31, 2004. Mr. Thomas alleges that the Company, VLI and the CEO breached various agreements regarding his compensation and employment package that arose from the acquisition of VLI. Mr. Thomas has alleged contractual and tort-based claims arising from his compensation and employment agreements and seeks rescission of his covenant not to compete against VLI. The Company, VLI and the CEO deny that any breach of contract or tortious conduct occurred on their part. The Company and VLI have also asserted four counterclaims against Mr. Thomas for breach of the merger agreement, breach of his employment agreement, breach of fiduciary duty and tortious interference with contractual relations because Mr. Thomas violated his non-solicitation, confidentiality and non-compete obligations after he left VLI. The Company intends to continue to vigorously defend this lawsuit and prosecute its counterclaims.
On March 4, 2008, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in the Circuit Court of Florida for Collier County. VFI, which is owned by Kevin Thomas, supplied VLI with certain organic raw materials used in the manufacture of VLI products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI’s customers. VLI and its president filed their Answer and Affirmative Defenses on May 8, 2008. VLI and its president deny that VLI breached any contract or that its president defamed VFI. The defendants intend to continue to vigorously defend this lawsuit
Although the Company has reviewed the claims of Mr. Thomas and VFI and believes that they are without merit, the Company’s condensed consolidated balance sheets at July 31, 2009 and January 31, 2009 included amounts in accrued expenses reflecting the Company’s estimates of the amount of future legal fees that it expected to be billed in connection with these matters. Management does not believe that a material loss is reasonably possible related to the lawsuits in the Kevin Thomas litigation, individually or in the aggregate, however, the ultimate resolution of the litigation with Mr. Thomas could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.
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
Tampa Bay Nutraceutical Company
On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel; (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $9,000,000. Depositions, originally scheduled for August 2008, have not been completed. The Company is vigorously defending this litigation. Although the Company believes it has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of potential damages, if any, at this state of the litigation. The Company’s condensed consolidated balance sheets at July 31, 2009 and January 31, 2009 included amounts in accrued expenses reflecting the Company’s estimates of the amount of future legal fees that it expected to be billed through trial in connection with this matter. The ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a future reporting period.

NOTE 15 — SEGMENT REPORTING AND MAJOR CUSTOMERS
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
Presented below are the summarized operating results of the business segments for the three months ended July 31, 2009 and 2008, and certain financial position data as of July 31, 2009 and 2008:

			Telecom
	Power Industry	Nutritional	Infrastructure
Three Months Ended July 31, 2009	Services	Products	Services	Other	Consolidated
Net revenues	$59,804,000	$3,452,000	$2,199,000	$—	$65,455,000
Cost of revenues	53,712,000	3,162,000	1,625,000	—	58,499,000

Gross profit	6,092,000	290,000	574,000	—	6,956,000
Selling, general and administrative expenses	1,110,000	718,000	456,000	904,000	3,188,000

Income (loss) from operations	4,982,000	(428,000)	118,000	(904,000)	3,768,000
Interest expense	(48,000)	(4,000)	—	—	(52,000)
Investment income	20,000	—	—	4,000	24,000
Equity in the earnings of the unconsolidated subsidiary	408,000	—	—	—	408,000

Income (loss) before income taxes	$5,362,000	$(432,000)	$118,000	$(900,000)	4,148,000

Income tax expense					(1,463,000)

Net income					$2,685,000

Amortization of purchased intangibles	$86,000	$3,000	$—	$—	$89,000

Depreciation and other amortization	$48,000	$—	$99,000	$1,000	$148,000

Fixed asset additions	$8,000	$—	$43,000	$—	$51,000

Goodwill	$18,476,000	$—	$—	$—	$18,476,000

Total assets	$85,248,000	$5,470,000	$2,680,000	$35,429,000	$128,827,000

			Telecom
	Power Industry	Nutritional	Infrastructure
Three Months Ended July 31, 2008	Services	Products	Services	Other	Consolidated
Net revenues	$70,639,000	$2,226,000	$2,233,000	$—	$75,098,000
Cost of revenues	63,108,000	2,395,000	1,875,000	—	67,378,000

Gross profit	7,531,000	(169,000)	358,000	—	7,720,000
Selling, general and administrative expenses	1,579,000	799,000	408,000	1,230,000	4,016,000
Impairment losses of VLI	—	1,946,000	—	—	1,946,000

Income (loss) from operations	5,952,000	(2,914,000)	(50,000)	(1,230,000)	1,758,000
Interest expense	(92,000)	(16,000)	—	—	(108,000)
Investment income	390,000	—	—	42,000	432,000
Equity in the loss of the unconsolidated subsidiary	(165,000)	—	—	—	(165,000)

Income (loss) before income taxes	$6,085,000	$(2,930,000)	$(50,000)	$(1,188,000)	1,917,000

Income tax expense					(1,111,000)

Net income					$806,000

Amortization of purchased intangibles	$355,000	$21,000	$26,000	$—	$402,000

Depreciation and other amortization	$51,000	$149,000	$141,000	$3,000	$344,000

Fixed asset additions	$40,000	$75,000	$31,000	$—	$146,000

Goodwill	$18,476,000	$—	$940,000	$—	$19,416,000

Total assets	$130,399,000	$4,980,000	$4,243,000	$30,373,000	$169,995,000

Presented below are the summarized operating results of the business segments for the six months ended July 31, 2009 and 2008:

			Telecom
	Power Industry	Nutritional	Infrastructure
Six Months Ended July 31, 2009	Services	Products	Services	Other	Consolidated
Net revenues	$117,839,000	$6,270,000	$4,456,000	$—	$128,565,000
Cost of revenues	105,087,000	5,720,000	3,375,000	—	114,182,000

Gross profit	12,752,000	550,000	1,081,000	—	14,383,000
Selling, general and administrative expenses	2,269,000	1,274,000	852,000	2,006,000	6,401,000

Income (loss) from operations	10,483,000	(724,000)	229,000	(2,006,000)	7,982,000
Interest expense	(104,000)	(10,000)	—	—	(114,000)
Investment income	57,000	—	—	18,000	75,000
Equity in the earnings of the unconsolidated subsidiary	1,018,000	—	—	—	1,018,000

Income (loss) before income taxes	$11,454,000	$(734,000)	$229,000	$(1,988,000)	8,961,000

Income tax expense					(3,309,000)

Net income					$5,652,000

Amortization of purchased intangibles	$174,000	$4,000	$—	$—	$178,000

Depreciation and other amortization	$95,000	$—	$196,000	$4,000	$295,000

Fixed asset additions	$10,000	$—	$62,000	$11,000	$83,000

			Telecom
	Power Industry	Nutritional	Infrastructure
Six Months Ended July 31, 2008	Services	Products	Services	Other	Consolidated
Net revenues	$114,647,000	$4,625,000	$4,232,000	$—	$123,504,000
Cost of revenues	101,684,000	4,718,000	3,649,000	—	110,051,000

Gross profit	12,963,000	(93,000)	583,000	—	13,453,000
Selling, general and administrative expenses	3,420,000	1,515,000	751,000	2,341,000	8,027,000
Impairment losses of VLI	—	1,946,000	—	—	1,946,000

Income (loss) from operations	9,543,000	(3,554,000)	(168,000)	(2,341,000)	3,480,000
Interest expense	(195,000)	(33,000)	—	—	(228,000)
Investment income	894,000	—	—	42,000	936,000
Equity in the loss of unconsolidated subsidiary	(165,000)	—	—	—	(165,000)

Income (loss) before income taxes	$10,077,000	$(3,587,000)	$(168,000)	$(2,299,000)	4,023,000

Income tax expense					(1,662,000)

Net income					$2,361,000

Amortization of purchased intangibles	$1,079,000	$43,000	$52,000	$—	$1,174,000

Depreciation and other amortization	$99,000	$297,000	$283,000	$4,000	$683,000

Fixed asset additions	$84,000	$131,000	$44,000	$—	$259,000

During the interim periods presented herein, the majority of the Company’s net revenues related to engineering, procurement and construction services that were provided by GPS to the power industry.
Net revenues from power industry services accounted for approximately 91% and 92% of consolidated net revenues for the three and six months ended July 31, 2009, respectively. The Company’s most significant current year customer relationship is a power industry service customer that accounted for approximately 89% and 88% of consolidated net revenues for the three and six months ended July 31, 2009.
Net revenues from power industry services accounted for approximately 94% and 93% of consolidated net revenues for the three and six months ended July 31, 2008, respectively. The Company’s most significant prior year customer relationships included two power industry service customers which accounted for approximately 52% and 42%, respectively, of consolidated net revenues for the prior quarter, and approximately 43% and 49%, respectively, of consolidated net revenues in the prior year-to-date period.
NOTE 16 — SUBSEQUENT EVENTS
In August 2009, the Company announced that it had signed a nonbinding letter of intent to purchase United American Steel Constructors, Inc. (“UNAMSCO”), a private company operating National Steel Constructors, LLC, a majority-owned subsidiary, and Peterson Beckner Industries, a company under common control. UNAMSCO reported annual revenues of approximately $84 million and EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) of approximately $19 million for its fiscal year ended December 31, 2008. The proposed purchase price is approximately $50 million which is intended to be structured as a combination of cash and shares of the Company’s common stock. The acquisition of UNAMSCO is subject to completion of due diligence, the negotiation of a definitive purchase agreement and the approval of the Company’s board of directors.
Pursuant to the requirements of SFAS No. 165 that was adopted in the current quarter (see Note 2), the Company evaluated subsequent events for inclusion in the accompanying condensed consolidated financial statements through the date of their issuance, September 8, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2009, and the results of operations for the three and six months ended July 31, 2009 and 2008, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 that was filed with the Securities and Exchange Commission on April 15, 2009 (the “2009 Annual Report”).
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
Business Summary
Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts operations through our wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) that we acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) that we acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) that we acquired in July 2003. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment — power industry services, nutritional products and telecommunications infrastructure services, respectively. Argan is a holding company with no operations other than its investments in GPS, VLI and SMC. At July 31, 2009, there were no restrictions with respect to inter-company payments from GPS, VLI and SMC to Argan.
Overview and Outlook
For the three months ended July 31, 2009, consolidated net revenues were $65.5 million which represented a decrease of $9.6 million, or 13%, from consolidated net revenues of $75.1 million for the three months ended July 31, 2008. The decrease in consolidated net revenues between the quarters was due primarily to a decrease of 15% in the net revenues of the power industry services business, which represented 91.4% of consolidated net revenues for the current quarter. The net revenues of the telecommunications infrastructure services business also decreased for the current quarter by 2% compared to the net revenues of the prior year quarter. The net revenues of the nutritional products business increased by 55% for the current quarter compared to the net revenues of the prior year period.
For the six months ended July 31, 2009, consolidated net revenues were $128.6 million which represented an increase of $5.1 million, or 4%, over consolidated net revenues of $123.5 million for the six months ended July 31, 2008. The increase in consolidated net revenues between the periods was due primarily to an increase of 3% in the net revenues of the power industry services business, which represented 91.6% of consolidated net revenues for the current period. The net revenues of the nutritional products and telecommunications infrastructure services businesses also increased for the current period, by 36% and 5%, respectively.

Income from operations increased for the three months ended July 31, 2009 by $2.1 million to $3.8 million. We reported income from operations of $1.7 million for the three months ended July 31, 2008; these results reflected impairment losses related to VLI that totaled $1.9 million. The improvement between the quarters also reflected an $828,000 reduction between the quarters in selling, general and administrative expenses. Income from operations increased by $4.6 million for the six months ended July 31, 2009 to $8.0 million. We reported income from operations of $3.4 million for the six months ended July 31, 2008; these results also reflected the impairment losses related to VLI that totaled $1.9 million. The improvement between the periods also reflected an increase in gross profit of $930,000 and a $1.6 million reduction between the periods in selling, general and administrative expenses.
Net income for the three months ended July 31, 2009 was $2.7 million, or $0.19 per diluted share. We reported net income of $806,000, or $0.07 per diluted share, for the corresponding quarter of the prior year. Net income for the six months ended July 31, 2009 was $5.7 million, or $0.41 per diluted share. We reported net income of $2.4 million, or $0.20 per diluted share, for the corresponding period of the prior year.
Our operating activities for the six months ended July 31, 2009 used $21.8 million in cash, due primarily to an $11.0 million increase in the balance of accounts receivable and an $8.2 million decrease in the balance of accounts payable and accrued expenses. During the current year, we reduced our long-term debt by $1.3 million to a balance of $2.9 million at July 31, 2009. This long-term debt amount represented 3.3% and 2.2% of total stockholders’ equity and consolidated total assets as of July 31, 2009, respectively.
Primarily due to the scheduled performance of the work included in the contract backlog of GPS and GRP at July 31, 2009, we expect to report operating results for the remainder of the current fiscal year that are profitable and that include net cash provided by operations. However, current economic conditions in the United States, including a deep recession and severe disruptions in the credit markets, could adversely affect our results of operations in future periods, particularly if the adverse effects of the economic recession are prolonged or if government efforts to stabilize financial institutions, to restore order to credit markets, to stimulate spending and to arrest rising unemployment are not effective. The current instability in the financial markets may continue to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may significantly increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.
We anticipate that the political focus on energy independence and the negative environmental impact of fossil fuels may spur the development of alternative and renewable power facilities which should result in new power facility opportunities for us in the future. More than half of the states have adopted formal green-energy goals and federal support for infrastructure spending remains strong. An energy infrastructure renewal program is included in the federal economic stimulus package enacted earlier this year, making funds available for energy projects such as energy transmission and distribution systems and alternative energy power sources and including tax incentives to encourage capital investment in renewable energy sources.
We continue to observe interest in gas-fired generation as electric utilities and independent power producers look to diversify their generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to the completion of more sizeable or controversial projects, are also stimulating renewed demand for gas-fired power plants. Our two largest current projects include the construction of gas-fired electricity-generation plants. While it is unclear what the impact of current economic conditions might have on the timing or financing of such future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the United States because these facilities are more efficient and produce fewer emissions than coal-fired power plants and we believe our capabilities and expertise will position us as a market leader for these projects.
In order to capitalize on emerging opportunities in the renewable energy market, we formed a company with a wind-energy development firm in June 2008 for the purpose of constructing wind-energy farms for project owners. The company, Gemma Renewable Power, LLC (“GRP”), was awarded a project to design and build the expansion of a wind farm in Illinois. During the current year, GPS achieved substantial completion of the construction of a biodiesel production plant in Texas, the fourth such project that we have completed within a two-year period, and are pursuing other alternative fuel-production opportunities.
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
Letter of Intent with UNAMSCO
In August 2009, we announced the signing of a nonbinding letter of intent to purchase United American Steel Constructors, Inc. (“UNAMSCO”), a private company operating National Steel Constructors, LLC (“NSC”), a majority-owned subsidiary, and Peterson Beckner Industries (“PBI”), a company under common control. UNAMSCO reported annual consolidated net revenues of approximately $84 million and EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) of approximately $19 million for its fiscal year ended December 31, 2008. These companies provide structural steel erection services for industrial and institutional clients in industries such as health care, sports stadiums/arenas, and chemical, refining, food processing and pharmaceutical plants. In addition to traditional construction activities, NSC and PBI also focus on the construction of facilities for air quality control systems, or scrubbers, that serve to reduce air emissions produced by traditional coal-fired power plants. The acquisition of UNAMSCO is subject to completion of due diligence, the negotiation of a definitive purchase agreement and the approval of our board of directors. We believe that UNAMSCO represents a complementary partner to our GPS subsidiary, and its addition will allow us to capitalize on new opportunities and to expand our market share in the engineering and construction industry, particularly the power sector.
Comparison of the Results of Operations for the Three Months Ended July 31, 2009 and 2008
The following schedule compares the results of our operations for the three months ended July 31, 2009 and 2008. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding quarter. As analyzed below the schedule, we reported net income of $2.7 million for the three months ended July 31, 2009, or $0.19 per diluted share. For the three months ended July 31, 2008, we reported net income of $806,000, or $0.07 per diluted share.

	Three Months Ended July 31,
	2009		2008
Net revenues
Power industry services	$59,804,000	91.4%	$70,639,000	94.1%
Nutritional products	3,452,000	5.3%	2,226,000	2.9%
Telecommunications infrastructure services	2,199,000	3.3%	2,233,000	3.0%

Net revenues	65,455,000	100.0%	75,098,000	100.0%

Cost of revenues **
Power industry services	53,712,000	89.8%	63,108,000	89.3%
Nutritional products	3,162,000	91.6%	2,395,000	107.6%
Telecommunications infrastructure services	1,625,000	73.9%	1,875,000	84.0%

Cost of revenues	58,499,000	89.4%	67,378,000	89.7%

Gross profit	6,956,000	10.6%	7,720,000	10.3%
Selling, general and administrative expenses	3,188,000	4.9%	4,016,000	5.4%
Impairment losses of VLI	—	—	1,946,000	2.6%

Income from operations	3,768,000	5.7%	1,758,000	2.3%
Interest expense	(52,000)	*	(108,000)	*
Investment income	24,000	*	432,000	*
Equity in the earnings (loss) of the unconsolidated subsidiary	408,000	*	(165,000)	*

Income from operations before income taxes	4,148,000	6.3%	1,917,000	2.6%
Income tax expense	(1,463,000)	(2.2)%	(1,111,000)	(1.5)%

Net income	$2,685,000	4.1%	$806,000	1.1%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.

Net Revenues
Power Industry Services
The net revenues of the power industry services business decreased by $10.8 million, or 15%, to $59.8 million for the three months ended July 31, 2009 compared with net revenues of $70.6 million for the corresponding quarter of the prior year. The net revenues of this business represented 91.4% of consolidated net revenues for the quarter ended July 31, 2009. This business represented 94.1% of consolidated net revenues for the quarter ended July 31, 2008. Our energy-plant construction contract backlog was $346 million at July 31, 2009. The comparable construction contract backlog amount was $456 million at January 31, 2009.
The most significant customer of the power industry services business for the quarter ended July 31, 2009 was a large utility company that represented approximately 97.8% of the net revenues of this business segment for the current quarter, and represented approximately 89.3% of our consolidated net revenues for the current quarter. For this significant customer, we are constructing a natural gas-fired combined cycle power plant in California. Construction is expected to be completed in calendar year 2010. This customer represented 55.1% of the net revenues of this business segment for the quarter ended July 31, 2008, and represented 51.8% of our consolidated net revenues for the prior quarter. The other significant customer of the power industry services business for the quarter ended July 31, 2008 represented approximately 44.6% of the net revenues of this business and 42.0% of consolidated net revenues for the quarter, respectively. For this customer, we constructed two biofuels production facilities located in Texas, one of which was completed in the fourth quarter last year and the other was substantially completed in the current year.
Nutritional Products
The net revenues of the nutritional products business increased by $1.2 million, or 55%, to $3.4 million for the three months ended July 31, 2009 compared with net revenues of $2.2 million for the corresponding period of the prior year. The net revenues of this business represented 5.3% of consolidated net revenues for the quarter ended July 31, 2009. This business represented 2.9% of consolidated net revenues for the quarter ended July 31, 2008.
The increase in net revenues between quarters was primarily due to the sale of products to new customers which represented 56.1% of the net revenues of this business for the current quarter. However, net revenues provided by the sale of products to other existing customers of VLI declined by 31% between the quarters. VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed six months including extended periods of product testing and acceptance. However, business development efforts conducted by VLI have resulted in the addition of a number of new customers. The value of unfilled sales orders that we believe to be firm at July 31, 2009 was $2.3 million compared with a value of $1.5 million at January 31, 2009.
Telecommunications Infrastructure Services
The net revenues of the telecommunications infrastructure services business were $2.2 million for both the three months ended July 31, 2009 and 2008. The net revenues of this business represented 3.3% of consolidated net revenues for the quarter ended July 31, 2009 and 3.0% of consolidated net revenues for the quarter ended July 31, 2008. Inside premises revenues represented 50.7% of this segment’s business for both the current and prior year quarters including primarily services provided to government-sector customers. Outside premises customers represented 49.3% of this segment’s business for the current and prior quarters including services provided primarily to utility firms.
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
Cost of Revenues
Due primarily to the decline in net revenues between the quarters, our overall gross profit decreased to $7.0 million for the three months ended July 31, 2009 from $7.7 million for the three months ended July 31, 2008, a decrease of 10% between the quarters. However, our overall gross profit percentage improved slightly to 10.6% for the current quarter compared with 10.3% for the corresponding quarter of the prior year which nearly offset the impact of the decline in net revenues between quarters.

The cost of revenues for the power industry services business of GPS decreased in the three months ended July 31, 2009 to $53.7 million from $63.1 million for the three months ended July 31, 2008 consistent with the decrease in net revenues between the quarters. The cost of revenues as a percentage of corresponding net revenues increased slightly to 89.8% for the current quarter from 89.3% for the second quarter of last year. Although the cost of revenues for the nutritional products business of VLI increased in the three-month period ended July 31, 2009 to $3.1 million from $2.4 million for the three months ended July 31, 2008, the cost of revenues percentage decreased to 91.6% of net revenues for the current quarter from a percentage of 107.6% for the corresponding quarter of the prior year.
In connection with the production of products pursuant to customer purchase orders received by VLI during the current quarter, the operations of VLI consumed a certain quantity of raw material inventory, the cost of which had been fully reserved in the prior year. Accordingly, we reversed a portion of its reserve for overstocked and obsolete inventory related to this item that reduced the cost of revenues of VLI by $118,000 for the three months ended July 31, 2009. The Company will continue to monitor the status of this new customer relationship including the volume of future purchase orders, and may reverse additional reserve amounts in future quarters as the relationship progresses. The amount of inventory reserve related to this raw material at July 31, 2009 was $1.2 million.
VLI’s provision amount expensed for inventory obsolescence during the three months ended July 31, 2008 was approximately $103,000. Although the net revenues of the telecommunications infrastructure services business of SMC remained at the same level between the quarters, the cost of revenues declined to $1.6 million in the current quarter from $1.9 million in the prior quarter, resulting in a lower cost of revenues percentage in the current quarter. The cost of revenues percentages for the three months ended July 31, 2009 and 2008 were 73.9% and 84.0%, respectively, with the improvement primarily relating to the efficient performance of both inside and outside premises projects during the current quarter.
Certain sales-type taxes that are assessed by government authorities and collected from customers are included in the cost of revenues. Accordingly, these amounts are considered contract costs in the performance of percentage complete calculations and the determination of net revenues. The amounts of such costs were $2.5 million and $2.6 million for the three months ended July 31, 2009 and 2008, respectively.
Selling, General and Administrative Expenses
The amount of selling, general and administrative expenses decreased by $828,000, or 21%, to $3.2 million for the current quarter from $4.0 million for the second quarter last year due to several factors. Legal fees declined by approximately $321,000 between the quarters ended July 31, 2009 and 2008. Amortization expense related to purchased intangible assets decreased by approximately $313,000 in the current quarter compared with the second quarter of last year as the amortization expense related to the contractual customer relationships of GPS was completed last year and the scheduled amortization of the intangible assets of VLI and SMC was eliminated with the recording of impairment losses related to these assets last year. Compensation expense related to stock options decreased by $85,000 for the current quarter compared with the same quarter one year ago. In addition, last year’s selling, general and administrative expenses for VLI included a loss related to the disposal of fixed assets of approximately $113,000. VLI’s selling, general and administrative expenses for the current quarter included bad debt expense in the amount of $125,000. For the quarter ended July 31, 2008, we had bad debt recoveries of $91,000.
Other Income and Expense
We reported investment income of $24,000 for the three months ended July 31, 2009 compared to investment income of $432,000 for the three months ended July 31, 2008. Our cash balances are invested in money market funds. The balance of cash and cash equivalents has declined by approximately $51.9 million over the last year from the balance at July 31, 2008, a decrease of 49.9%, as a series of construction projects have been completed during this period. Moreover, investment returns have also declined between the quarters as short-term rates of return have dropped substantially over the last year. Interest expense decreased to $52,000 for the current quarter from $108,000 in the corresponding quarter of last year as the overall level of debt between the years was reduced. Debt payments have reduced the total balance of debt (including current and noncurrent portions) to approximately $2.9 million at July 31, 2009 from approximately $5.4 million at July 31, 2008.
In June 2008, we announced that GPS had entered into a business partnership for the design and construction of wind-energy farms located in the United States and Canada. The business partners each own 50% of the new company, GRP, which is performing a construction project to expand a wind farm in Illinois. Our share of the earnings of GRP for the current quarter was approximately $408,000. A year ago, we recorded our share of the loss incurred by GRP during the quarter ended July 31, 2008 in the amount of $165,000.

Income Tax Expense
For the three months ended July 31, 2009, we incurred income tax expense of $1.5 million representing an effective income tax rate of 35.3%. The effective tax rate for the current quarter differed from the expected federal income tax rate of 34% due primarily to the effect of state income tax expense offset partially by the favorable tax effects of permanent differences including the domestic manufacturing deduction.
For the three months ended July 31, 2008, we incurred income tax expense of $1.1 million reflecting an actual income tax rate of 58.0% for the quarter. This actual rate differed from the estimated annual effective income tax rate of 38.7% and the expected federal income tax rate of 34.0% due primarily to the effect of the impairment loss recorded in the quarter related to the goodwill of VLI. This loss was not deductible for income tax reporting purposes. It was treated as a discreet item in the determination of the income tax provision for the prior quarter. In addition, we established a valuation allowance during the prior quarter related to the deferred state taxes of VLI in the amount of $57,000.
Comparison of the Results of Operations for the Six Months Ended July 31, 2009 and 2008
The following schedule compares the results of our operations for the six months ended July 31, 2009 and 2008. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding period. As analyzed below the schedule, we reported net income of $5.7 million for the six months ended July 31, 2009, or $0.41 per diluted share. For the six months ended July 31, 2008, we reported net income of $2.4 million, or $0.20 per diluted share.

	Six Months Ended July 31,
	2009		2008
Net revenues
Power industry services	$117,839,000	91.6%	$114,647,000	92.8%
Nutritional products	6,270,000	4.9%	4,625,000	3.8%
Telecommunications infrastructure services	4,456,000	3.5%	4,232,000	3.4%

Net revenues	128,565,000	100.0%	123,504,000	100.0%

Cost of revenues **
Power industry services	105,087,000	89.2%	101,684,000	88.7%
Nutritional products	5,720,000	91.2%	4,718,000	102.0%
Telecommunications infrastructure services	3,375,000	75.6%	3,649,000	86.2%

Cost of revenues	114,182,000	88.8%	110,051,000	89.1%

Gross profit	14,383,000	11.2%	13,453,000	10.9%
Selling, general and administrative expenses	6,401,000	5.0%	8,027,000	6.5%
Impairment losses of VLI	—	—	1,946,000	1.6%

Income from operations	7,982,000	6.2%	3,480,000	2.8%
Interest expense	(114,000)	*	(228,000)	*
Investment income	75,000	*	936,000	*
Equity in the earnings (loss) of the unconsolidated subsidiary	1,018,000	*	(165,000)	*

Income from operations before income taxes	8,961,000	7.0%	4,023,000	3.2%
Income tax expense	(3,309,000)	(2.6)%	(1,662,000)	(1.3)%

Net income	$5,652,000	4.4%	$2,361,000	1.9%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
The net revenues of the power industry services business increased by $3.2 million, or 3%, to $117.8 million for the six months ended July 31, 2009 compared with net revenues of $114.6 million for the corresponding period of the prior year. The net revenues of this business represented 91.6% of consolidated net revenues for the period ended July 31, 2009. This business represented 92.8% of consolidated net revenues for the period ended July 31, 2008.

Consistent with the current quarter discussed above, a substantial portion of the net revenues of the power services business for the six months ended July 31, 2009 related to one customer. Net revenues related to our performance of construction services for this customer represented approximately 96.0% of the net revenues of this business segment for the current period, and represented approximately 88.0% of our consolidated net revenues for the current period. This customer represented 46.8% of the net revenues of this business segment for the six months ended July 31, 2008, and represented 43.4% of our consolidated net revenues for that period. This business had one other significant customer in the prior year which represented approximately 52.8% of the net revenues of this business and 49.0% of consolidated net revenues for the period, respectively.
Nutritional Products
The net revenues of the nutritional products business increased by $1.7 million, or 36%, to $6.3 million for the six months ended July 31, 2009 compared with net revenues of $4.6 million for the corresponding period of the prior year. The net revenues of this business represented 4.9% of consolidated net revenues for the six months ended July 31, 2009. This business represented 3.8% of consolidated net revenues for the six months ended July 31, 2008. The increase in net revenues between periods was primarily due to the sale of products to new customers which represented 57.2% of the net revenues of this business for the six months ended July 31, 2009. These new net revenues have more than offset the 42% decline in net revenues between the periods related to other existing customers.
Telecommunications Infrastructure Services
The net revenues of the telecommunications infrastructure services business for the six months ended July 31, 2009 were $4.5 million compared with net revenues of $4.2 million for the corresponding period of the prior year. The net revenues of this business represented 3.5% and 3.4% of consolidated net revenues for the six months ended July 31, 2009 and 2008, respectively. Inside premises net revenues represented 53.5% and 49.0% of this segment’s business for the six months ended July 31, 2009 and 2008, respectively. Outside premises customers represented 46.5% and 51.0% of this segment’s business for the current year and prior year periods, respectively.
Cost of Revenues
Our overall gross profit increased to $14.4 million for the six months ended July 31, 2009 from $13.5 million for the six months ended July 31, 2008 due to the increase in net revenues and an improvement in the overall gross profit percentage between the periods. The overall gross profit percentage was 11.2% for the current period compared with 10.9% for the corresponding period of the prior year.
The cost of revenues for the power industry services business of GPS increased in the six months ended July 31, 2009 to $105.1 million from $101.7 million for the six months ended July 31, 2008, and the cost of revenues as a percentage of corresponding net revenues increased to 89.2% for the current period from 88.7% for the corresponding period of last year. The slight increase in this percentage in the current period was due primarily to a change in the mix of projects between the years. Although the cost of revenues for the nutritional products business of VLI increased in the six-month period ended July 31, 2009 to $5.7 million from $4.7 million for the six months ended July 31, 2008, the cost of revenues percentage decreased to 91.2% of net revenues for the current period from 102.0% for the corresponding period of the prior year. As discussed above, during the current year, VLI reversed a portion of its reserve for overstocked and obsolete inventories thereby reducing the cost of revenues of VLI by $118,000 for the six months ended July 31, 2009. VLI’s provision amount expensed for inventory obsolescence during the six months ended July 31, 2008 was approximately $171,000. Although the net revenues of the telecommunications infrastructure services business of SMC increased between the periods, the cost of revenues declined to $3.4 million in the current period from $3.6 million in the prior period, resulting in a lower cost of revenues percentage in the current period. The cost of revenues percentages for the six months ended July 31, 2009 and 2008 were 75.6% and 86.2%, respectively, with the improvement primarily relating to the efficient completion of both inside and outside premises projects during the current period.
The amounts of sales-type taxes that were included in the cost of revenues for the six months ended July 31, 2009 and 2008 were $4.8 million and $3.1 million, respectively. These amounts were considered contract costs in the performance of percentage complete calculations and the determination of net revenues for the corresponding periods.
Selling, General and Administrative Expenses
The amount of selling, general and administrative expenses decreased by approximately $1.6 million, or 20%, to $6.4 million for the six months ended July 31, 2009 from $8.0 million for the six months ended July 31, 2008. Amortization expense related to purchased intangible assets decreased by approximately $996,000 in the current period compared with the first six months of last year as the amortization expense related to the contractual customer relationships of GPS was completed last year and the scheduled amortization of the intangible assets of VLI and SMC was eliminated with the recording of impairment losses related to these assets last year. In addition, legal fees and compensation expense related to stock options declined by approximately $418,000 and $210,000 between the periods, respectively.

Other Income and Expense
We reported investment income of $75,000 for the six months ended July 31, 2009 compared to investment income of $936,000 for the six months ended July 31, 2008. As discussed above, investment balances and rates of return on investments have declined over the past year. Interest expense decreased to $114,000 for the current period from $228,000 in the corresponding period of last year as the overall level of debt between the years was reduced. Our share of the earnings of GRP for the six months ended July 31, 2009 was approximately $1.0 million. A year ago, we recorded our share of the loss incurred by GRP during the period ended July 31, 2008 in the amount of $165,000.
Income Tax Expense
For the six months ended July 31, 2009, we incurred income tax expense of $3.3 million representing an effective income tax rate of 36.9%. The effective tax rate for the six months ended July 31, 2009 differed from the estimated annual effective income tax rate of 35.6% and the expected federal income tax rate of 34.0% due primarily to the effects of state income tax expense and true-up adjustments made to the income tax payable accounts recorded during the first quarter. These unfavorable effects were offset partially by the favorable income tax effects of permanent differences related primarily to the domestic manufacturing deduction. The true-up adjustments made to the income tax payable accounts were treated as discreet items in the determination of the income tax provision for the first quarter.
For the six months ended July 31, 2008, we incurred income tax expense of $1.7 million reflecting an actual income tax rate of 41.3% for the period. This actual rate differed from the estimated annual effective income tax rate of 38.7% and the expected federal income tax rate of 34% due primarily to the effect of the impairment loss recorded in the quarter ended July 31, 2008 related to the goodwill of VLI. This loss was not deductible for income tax reporting purposes. It was treated as a discreet item in the determination of the income tax provision for the prior period. In addition, we established a valuation allowance during the prior year related to the deferred state taxes of VLI in the amount of $57,000. The unfavorable effects of these factors were offset partially in the prior year by the favorable effect of the domestic manufacturing deduction, which was treated as a permanent difference for income tax accounting purposes, and a credit to the deferred tax provision in the approximate amount of $116,000 reflecting the effect of the prior year change in state income tax rates applied to our deferred tax items.
Liquidity and Capital Resources as of July 31, 2009
The balance of cash and cash equivalents was approximately $52.1 million as of July 31, 2009 compared to a balance of $74.7 million as of January 31, 2009, representing a decrease of $22.6 million during the current year. We also have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”). The Company’s consolidated working capital increased during the current period from approximately $53.6 million as of January 31, 2009 to approximately $58.8 million as of July 31, 2009. Although we reported net income of approximately $5.7 million for the six months ended July 31, 2009, we used net cash of $21.8 million in operations. Since January 31, 2009, we experienced changes in the amounts of several operating asset and liability accounts that represented uses of cash due to the timing of cash receipts and disbursements on construction projects. During the six months ended July 31, 2009, the increase in accounts receivable represented an $11.0 million use of cash as activity on the California power plant project increased. We used cash during the current period to make payments reducing the amount of accounts payable and accrued liabilities by $8.2 million. The amount of non-cash adjustments to net income for the period represented a net source of cash of $452,000, including primarily deferred tax expense of $375,000, stock compensation expense of $578,000 and total depreciation and amortization of $473,000, offset by equity in the earnings of GRP in the amount of $1.0 million.
Net cash provided by operations for the six months ended July 31, 2008 was approximately $15.7 million. We reported net income of approximately $2.4 million and our net non-cash expenses were approximately $3.5 million including impairment losses and the amortization of purchased intangible assets. Cash was also provided by a decrease in accounts receivable of $7.7 million and an increase in accounts payable and accrued expenses of $9.1 million. In addition, cash in the amount of $4.1 million was released from escrow accounts. Cash was used during the prior year period in connection with the increase in billings in excess of contract revenues in the amount of $10.3 million.

During the six months ended July 31, 2009, net cash was used in connection with investing and financing activities in the amounts of $70,000 and $702,000, respectively. We used cash to make equipment purchases of $83,000 and principal payments on long-term debt of $1.3 million. We received cash proceeds totaling $557,000 related to the issuance of approximately 82,000 shares of our common stock pursuant to the exercise of stock warrants and options. During the six months ended July 31, 2008, investing activities used approximately $2.9 million in cash including the payment of $2,000,000 in contingent acquisition price to the former owners of GPS and the capital contribution of $600,000 to GRP made in connection with the formation and start-up of this unconsolidated subsidiary. We also purchased equipment for a net cost of $259,000 during the period. Net cash of approximately $24.3 million was provided by financing activities during the six months ended July 31, 2008. We completed the private placement sale of 2.2 million shares of our common stock in July 2008 that provided net cash proceeds of approximately $25.0 million, and issued approximately 100,000 shares of our common stock in connection with the exercise of stock options and warrants, providing net cash proceeds of approximately $637,000. We used cash to make debt principal payments of $1.3 million.
The financing arrangements with the Bank provide for the measurement at our fiscal year-end and at each of our fiscal period-ends (using a rolling 12-month period) of certain financial covenants, determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At the end of the fiscal year and at the end of the most recent fiscal quarter, the Company was in compliance with each of these financial covenants. The Bank’s consent is required for acquisitions and divestitures. The Company has pledged the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable.
At July 31, 2009, substantially all of the balances of cash, cash equivalents and escrowed cash were invested in money market funds sponsored by an investment division of the Bank and a major investment banking firm with fund assets consisting primarily of government securities and other treasury instruments. Our operating bank accounts are maintained with the Bank. We believe that cash on hand, cash generated from the Company’s future operations and funds available under our line of credit will be adequate to meet our future operating cash needs except as follows. As discussed above, the Company announced in August that it had signed a nonbinding letter of intent to purchase UNAMSCO, a private company including two construction company affiliates. The proposed purchase price is approximately $50 million which is intended to be structured as a combination of cash and shares of our common stock. We have begun negotiations with the Bank in order to modify the existing financing arrangements with the Bank and to allow us to borrow funds to cover a portion of the cash purchase price. Although we believe that these negotiations will be completed successfully, there can be no assurance that such future financing will be available on terms acceptable to us, or at all. The issuance of shares of our common stock in connection with this acquisition will result in dilution to the existing stockholders.
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
In the ordinary course of business, our customers may request that we obtain surety bonds in connection with construction contract performance obligations that are not required to be recorded in our condensed consolidated balance sheets. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. The Bank has issued a $5.0 million letter of credit in order to support a bonding commitment made to GPS by a major insurance company. We have pledged $5.0 million in escrowed cash to the Bank in order to secure the letter of credit. We utilize several providers to meet our insurance and surety needs. The current financial crisis has not disrupted our insurance or surety programs or limited our ability to access needed insurance or surety capacity. We have a line of credit committed by the Bank in the amount of $4.25 million for general purposes.
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

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)
We believe that Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is a meaningful presentation that enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that EBITDA is widely used by investors and analysts as a measure of performance. The following tables present the determinations of EBITDA for the three and six months ended July 31, 2009 and 2008:

	Three Months Ended July 31,
	2009	2008
Net income, as reported	$2,685,000	$806,000
Interest expense	52,000	108,000
Income tax expense	1,463,000	1,111,000
Amortization of purchased intangible assets	89,000	402,000
Depreciation and other amortization	148,000	344,000

EBITDA	$4,437,000	$2,771,000

	Six Months Ended July 31,
	2009	2008
Net income, as reported	$5,652,000	$2,361,000
Interest expense	114,000	228,000
Income tax expense	3,309,000	1,662,000
Amortization of purchased intangible assets	178,000	1,174,000
Depreciation and other amortization	295,000	683,000

EBITDA	$9,548,000	$6,108,000

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

	Reconciliations of EBITDA
	Six Months Ended July 31,
	2009	2008
EBITDA	$9,548,000	$6,108,000
Current income tax expense	(2,934,000)	(3,163,000)
Interest expense	(114,000)	(228,000)
Impairment losses	—	1,946,000
Non-cash stock option compensation expense	578,000	788,000
Equity in the (earnings) loss of the unconsolidated subsidiary	(1,018,000)	165,000
(Increase) decrease in escrowed cash	(4,000)	4,086,000
Increase in accounts receivable, net	(10,980,000)	7,737,000
Decrease in accounts payable and accrued expenses	(8,219,000)	9,115,000
Change related to the timing of scheduled billings	(7,599,000)	(10,381,000)
Other, net	(1,040,000)	(467,000)

Net cash (used in) provided by operations	$(21,782,000)	$15,706,000

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
Adopted and Other Recently Issued Accounting Pronouncements
Included in Note 2 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are discussions of accounting pronouncements adopted by us during the three months ended July 31, 2009 and recently issued accounting pronouncements that have not yet been adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates as a result of our borrowings under our financing arrangement with Bank of America (the “Bank”) including term loans with a total outstanding amount of $2.9 million at July 31, 2009 that bear interest at floating rates. We have two floating-for-fixed interest rate swaps with notional amounts totaling $1.4 million at July 31, 2009 to hedge against changes in floating interest rates. The notional amount of the swaps is less than the corresponding outstanding debt amount and the term of one of the swap agreements is shorter than the term of the corresponding term loan. As such, we are exposed to increasing or decreasing market interest rates on the unhedged portion. Based on the scheduled outstanding indebtedness of our term loans, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by an amount not material to our consolidated results of operations. This analysis takes into account the current outstanding balances of our term loans with our Bank, assumed interest rates, current debt payment schedules and the amounts of the existing swap agreements at July 31, 2009, which were $31,000 and $1,417,000 expiring in August 2009 and December 2009, respectively. The result of this analysis would change if the underlying assumptions were modified.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of July 31, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended July 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Kevin Thomas Litigation
On August 27, 2007, Kevin Thomas, the former owner of VLI, filed a lawsuit against the Company, VLI and the Company’s Chief Executive Officer (the “CEO”) in the Circuit Court of Florida for Collier County. The Company acquired VLI by way of merger on August 31, 2004. Mr. Thomas alleges that the Company, VLI and the CEO breached various agreements regarding his compensation and employment package that arose from the acquisition of VLI. Mr. Thomas has alleged contractual and tort-based claims arising from his compensation and employment agreements and seeks rescission of his covenant not to compete against VLI. The Company, VLI and the CEO deny that any breach of contract or tortious conduct occurred on their part. The Company and VLI have also asserted four counterclaims against Mr. Thomas for breach of the merger agreement, breach of his employment agreement, breach of fiduciary duty and tortious interference with contractual relations because Mr. Thomas violated his non-solicitation, confidentiality and non-compete obligations after he left VLI. The Company intends to continue to vigorously defend this lawsuit and prosecute its counterclaims.
On March 4, 2008, Vitarich Farms, Inc. (“VFI”) filed a lawsuit against VLI and its current president in the Circuit Court of Florida for Collier County. VFI, which is owned by Kevin Thomas, supplied VLI with certain organic raw materials used in the manufacture of VLI products. VFI has asserted a breach of contract claim against VLI and alleges that VLI breached a supply agreement with VFI by acquiring the organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI’s customers. VLI and its president filed their Answer and Affirmative Defenses on May 8, 2008. VLI and its president deny that VLI breached any contract or that its president defamed VFI. The defendants intend to continue to vigorously defend this lawsuit
The Company has reviewed the claims of Mr. Thomas and VFI and believes that they are without merit. Management does not believe that a material loss is reasonably possible related to the lawsuits in the Kevin Thomas litigation, individually or in the aggregate, however, the ultimate resolution of the litigation with Mr. Thomas could result in a material adverse effect on the results of operations of the Company for a particular future reporting period.
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
Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in the midst of a significant economic recession and significant disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, and potential fluctuations in quarterly operating results, among other risks. Before investing in our securities, please consider the risks summarized in this paragraph and those risks described in our Annual Report on Form 10-K for the year ended January 31, 2009. There have been no material revisions to the risk factors that are described therein other than as described below. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
In August 2009, the Company announced that it had signed a letter of intent to purchase UNAMSCO, a private company operating two wholly-owned construction subsidiaries. UNAMSCO reported annual revenues of approximately $84 million and EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) of approximately $19 million for its fiscal year ended December 31, 2008. The proposed purchase price is approximately $50 million which is intended to be structured as a combination of cash and shares of the Company’s common stock. The acquisition of UNAMSCO is subject to completion of due diligence, the negotiation of a definitive purchase agreement and the approval of the Company’s board of directors. Further, we have begun negotiations with the Bank in order to modify the existing financing arrangements and to allow us to borrow funds to cover a portion of the cash purchase price. Although we believe that these negotiations will be completed successfully, there can be no assurance that such future financing will be available on terms acceptable to us, or at all. If such financing is not made available by the Bank, we may be required to use a larger portion of our current cash balance than expected, to identify alternative sources of funding or to renegotiate the components of the purchase price. The issuance of shares of our common stock in connection with this acquisition will result in dilution to the existing stockholders.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS IN SENIOR SECURITIES
None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its 2009 Annual Meeting of Stockholders in New York City on June 23, 2009 (the “Annual Meeting”). The following sets forth the matters submitted to a vote of the Company’s stockholders at the Annual Meeting.
1.
Eight members were elected to the Board of Directors, each to serve until the next annual meeting of the Company and until their respective successors have been elected to the Board of Directors and qualified, by the stockholders of the Company:

Rainer H. Bosselmann, DeSoto S. Jordan, William F. Leimkuhler, Daniel A. Levinson, W. G. Champion Mitchell, James W. Quinn, Henry A. Crumpton and Cynthia A. Flanders.

Ms. Flanders and Mr. Leimkuhler were each elected with the affirmative vote of 11,480,834 shares of common stock, with votes representing 16,263 shares of common stock withheld; Mr. Mitchell was elected with the affirmative vote of 11,480,530 shares of common stock, with votes representing 16,567 shares of common stock withheld; Mr. Bosselmann was elected with the affirmative vote of 11,479,097 shares of common stock, with votes representing 18,102 shares of common stock withheld; Mr. Jordan was elected with the affirmative vote of 11,476,780 shares of common stock, with votes representing 20,317 shares of common stock withheld; Mr. Levinson was elected with the affirmative vote of 11,475,749 shares of common stock, with votes representing 21,348 shares of common stock withheld; Mr. Crumpton was elected with an affirmative vote of 11,211,073 shares of common stock, with votes representing 286,024 shares of common stock withheld; and Mr. Quinn was elected with the affirmative vote of 11,193,055 shares of common stock, with votes representing 304,042 shares of common stock withheld.

2.
The stockholders of the Company ratified the appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending January 31, 2010 with an affirmative vote of 11,496,834 shares of common stock. Votes representing 63 shares of common stock were cast against the proposal and there were 200 abstaining votes.

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

ARGAN, INC.
September 8, 2009	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

September 8, 2009	By:	/s/ Arthur F. Trudel
Arthur F. Trudel
Senior Vice President, Chief Financial Officer and Secretary