Form 10-Q
period 2009-10-31
ARGAN INC
filed 2009-12-08
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: Common Stock, $0.15 par value, 13,583,327 shares at December 3, 2009.

ARGAN, INC. AND SUBSIDIARIES
INDEX

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31,	January 31,
	2009	2009
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$52,988,000	$74,666,000
Escrowed cash	5,002,000	10,000,000
Accounts receivable, net of allowance for doubtful accounts	3,956,000	12,986,000
Costs and estimated earnings in excess of billings	29,122,000	6,325,000
Inventories, net of reserve for obsolescence	2,593,000	1,347,000
Current deferred tax assets	1,928,000	1,660,000
Prepaid expenses and other current assets	690,000	768,000

TOTAL CURRENT ASSETS	96,279,000	107,752,000
Property and equipment, net of accumulated depreciation	1,032,000	1,214,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	3,389,000	3,655,000
Investment in unconsolidated subsidiary	3,449,000	2,107,000
Deferred tax assets	1,802,000	1,743,000
Other assets	100,000	217,000

TOTAL ASSETS	$124,527,000	$135,164,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$23,295,000	$31,808,000
Accrued expenses	9,094,000	14,992,000
Billings in excess of costs and estimated earnings	1,001,000	5,102,000
Current portion of long-term debt	2,000,000	2,301,000

TOTAL CURRENT LIABILITIES	35,390,000	54,203,000
Long-term debt	333,000	1,833,000
Other liabilities	31,000	22,000

TOTAL LIABILITIES	35,754,000	56,058,000

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share; 30,000,000 shares authorized; 13,586,560 and 13,437,684 shares issued at 10/31/09 and 1/31/09, and 13,583,327 and 13,434,451 shares outstanding at 10/31/09 and 1/31/09, respectively	2,037,000	2,015,000
Warrants outstanding	613,000	738,000
Additional paid-in capital	86,888,000	84,786,000
Accumulated other comprehensive loss	(10,000)	(63,000)
Accumulated deficit	(722,000)	(8,337,000)
Treasury stock, at cost; 3,233 shares at 10/31/09 and 1/31/09	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	88,773,000	79,106,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,527,000	$135,164,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net revenues
Power industry services	$54,164,000	$36,387,000	$172,003,000	$151,034,000
Nutritional products	4,266,000	2,662,000	10,536,000	7,287,000
Telecommunications infrastructure services	2,237,000	2,338,000	6,693,000	6,570,000

Net revenues	60,667,000	41,387,000	189,232,000	164,891,000

Cost of revenues
Power industry services	48,378,000	29,742,000	153,465,000	131,425,000
Nutritional products	3,715,000	2,983,000	9,435,000	7,701,000
Telecommunications infrastructure services	1,727,000	1,824,000	5,102,000	5,474,000

Cost of revenues	53,820,000	34,549,000	168,002,000	144,600,000

Gross profit	6,847,000	6,838,000	21,230,000	20,291,000

Selling, general and administrative expenses	4,015,000	3,090,000	10,417,000	11,118,000
Impairment losses of Vitarich Laboratories, Inc.	—	—	—	1,946,000

Income from operations	2,832,000	3,748,000	10,813,000	7,227,000

Interest expense	(41,000)	(108,000)	(155,000)	(336,000)
Investment income	15,000	609,000	89,000	1,545,000
Equity in the earnings (loss) of unconsolidated subsidiary	325,000	(195,000)	1,343,000	(359,000)

Income from operations before income taxes	3,131,000	4,054,000	12,090,000	8,077,000
Income tax expense	(1,167,000)	(1,430,000)	(4,475,000)	(3,092,000)

Net income	$1,964,000	$2,624,000	$7,615,000	$4,985,000

Earnings per share:
Basic	$0.14	$0.20	$0.56	$0.41

Diluted	$0.14	$0.19	$0.55	$0.40

Weighted average number of shares outstanding:
Basic	13,579,000	13,414,000	13,506,000	12,138,000

Diluted	13,763,000	13,730,000	13,765,000	12,480,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,615,000	$4,985,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in the (earnings) loss of the unconsolidated subsidiary	(1,343,000)	359,000
Deferred income tax benefit	(287,000)	(1,895,000)
Stock option compensation expense	864,000	848,000
Amortization of purchased intangibles	267,000	1,289,000
Depreciation and other amortization	459,000	842,000
Provision for bad debts	155,000	1,000
Provision for (recovery of) inventory obsolescence	(70,000)	812,000
Impairment losses	—	1,946,000
Other	(50,000)	103,000
Changes in operating assets and liabilities:
Escrowed cash	4,998,000	4,074,000
Accounts receivable	8,875,000	4,820,000
Costs and estimated earnings in excess of billings	(22,797,000)	25,000
Inventories	(1,176,000)	(537,000)
Prepaid expenses and other assets	85,000	(56,000)
Accounts payable and accrued expenses	(14,000,000)	(3,784,000)
Billings in excess of costs and estimated earnings	(4,101,000)	(7,537,000)
Other	9,000	8,000

Net cash (used in) provided by operating activities	(20,497,000)	6,303,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(172,000)	(313,000)
Proceeds from sale of property and equipment	54,000	97,000
Payment of contingent acquisition price	—	(2,000,000)
Investment in unconsolidated subsidiary	1,000	(1,600,000)

Net cash used in investing activities	(117,000)	(3,816,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,801,000)	(1,939,000)
Net proceeds from the exercise of stock options and warrants	737,000	786,000
Net proceeds from the sale of common stock	—	24,982,000

Net cash (used in) provided by financing activities	(1,064,000)	23,829,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(21,678,000)	26,316,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	74,666,000	66,827,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$52,988,000	$93,143,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes:
Interest	$155,000	$336,000

Income taxes	$6,701,000	$5,192,000

Non-cash investing and financing activities:
Net increase in the fair value of interest rate swaps	$53,000	$48,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2009
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
Basis of Presentation
The condensed consolidated financial statements include the accounts of Argan and its wholly-owned subsidiaries. The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. The Company evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of their issuance, December 8, 2009.
The condensed consolidated balance sheet as of October 31, 2009, the condensed consolidated statements of operations for the three and nine months ended October 31, 2009 and 2008, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2009 and 2008 are unaudited. The condensed consolidated balance sheet as of January 31, 2009 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2009 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
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
Letter of Intent with UNAMSCO
In August 2009, the Company announced that it had signed a nonbinding letter of intent to purchase United American Steel Constructors, Inc. (“UNAMSCO”), a private company operating National Steel Constructors, LLC, a majority-owned subsidiary, and Peterson Beckner Industries, a company under common control. UNAMSCO reported annual revenues of approximately $84 million and EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) of approximately $19 million for its fiscal year ended December 31, 2008. The proposed purchase price is approximately $50 million which is intended to be structured as a combination of cash and shares of the Company’s common stock. The acquisition of UNAMSCO is subject to completion of due diligence, the negotiation of a definitive purchase agreement and the approval of the Company’s board of directors. The Company has expanded the scope of its due diligence efforts and, as such, has not established dates for the completion or execution of the definitive purchase agreement.

NOTE 2 — ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted During the Three Months Ended October 31, 2009
On June 30, 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”) in order to establish the FASB Accounting Standards Codification (the “Codification” or “ASC”), which officially launched July 1, 2009, as the sole source of authoritative generally accepted accounting principles in the United States (“U.S. GAAP”) for nongovernmental entities, except for guidance issued by the SEC. SFAS No. 168, which was primarily codified into ASC Topic 105, Generally Accepted Accounting Standards, replaced the four-tired U.S. GAAP hierarchy described in SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, with a two-level hierarchy consisting only of authoritative and nonauthoritative guidance. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company adopted SFAS No. 168 for its condensed consolidated financial statements for the quarter and nine months ended October 31, 2009. Accordingly, all relevant references to authoritative literature reflect the newly adopted Codification.
Recently Issued Accounting Pronouncements That Have Not Been Adopted
In October 2009, the FASB issued two Accounting Standards Updates (“ASUs”) in order to codify the guidance in consensuses reached by the FASB’s Emerging Issues Task Force (the “EITF”) at its September meeting — ASU 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force; and ASU 2009-14, Certain Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force. The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The update establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. As a result, these arrangements will be separated in more circumstances than permitted by U.S GAAP currently. The amendments in ASU 2009-14 change the accounting model for revenue arrangements that include both tangible products and software elements. Under this new guidance, accounting for the revenue associated with tangible products containing software components and non-software components that function together to deliver the product’s essential functionality will no longer be governed by the software revenue-recognition rules. As a result, the accounting for the elements will now be within the scope of ASU 2009-13. The guidance in these ASUs will be effective at the beginning of the Company’s fiscal year commencing February 1, 2011 and will apply to the Company’s interim and fiscal year consolidated financial statements thereafter. The Company does not expect that the adoption of these updates will have an impact on the Company’s financial position, results of operations or cash flows.
In June 2009, the FASB issued Standard of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”) that (1) eliminates exceptions in FASB Interpretation No. 46 (Revised), Consolidation of Variable Interest Entities (“FIN 46(R)”), related to consolidating qualifying special-purpose entities, (2) contains new criteria for determining the primary beneficiary, and (3) increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This new standard will be effective for the Company’s first interim reporting period beginning after January 31, 2010. The Company does not expect that the adoption of this standard will have an impact on the Company’s financial position, results of operations or cash flows. As of October 31, 2009, SFAS No. 167 had not been added to the Codification.
In June 2009, the FASB also issued Standard of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“SFAS No. 166”). The statement amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by (1) removing the concept of a qualifying special-purpose entity (“QSPE”), (2) eliminating the exception from FIN 46(R) that applied to QSPEs, (3) clarifying that the transferor of a financial asset must evaluate whether, after the transfer, it still directly or indirectly controls the transferred asset, (4) limiting the circumstances under which a financial asset should be derecognized when the transferor has continuing involvement with the transferred asset or partially transferred asset, (5) removing the special provisions for guaranteed mortgage securitizations, (6) removing the exemption from initial measurement of servicing assets and servicing liabilities at fair value where it was impracticable to determine fair value, and (7) requiring additional disclosures concerning transfers of financial assets and a transferor’s continuing involvement with such assets. This new standard will be effective for the Company’s first interim reporting period beginning after January 31, 2010. The Company does not expect that the adoption of this standard will have an impact on the Company’s financial position, results of operations or cash flows. As of October 31, 2009, SFAS No. 166 had not been added to the Codification.

NOTE 3 — CASH, CASH EQUIVALENTS AND ESCROWED CASH
The Company holds cash on deposit at Bank of America (the “Bank”) in excess of federally insured limits. Management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk currently.
Pursuant to the agreement covering the acquisition of GPS, the Company deposited $10.0 million into an escrow account with the Bank in December 2006 which secured a letter of credit that was issued in support of a bonding commitment. In August 2009, the letter of credit was amended with the amount required by the surety reduced to $5.0 million. Accordingly, approximately $5.0 million was released from the escrow account during the current quarter. For certain construction projects, cash may be held in escrow as a substitute for retainage. No such cash was held in escrow as of October 31, 2009 or January 31, 2009.
The carrying value amounts of the Company’s cash, cash equivalents and escrowed cash are reasonable estimates of the fair values of these assets due to their short-term nature.
NOTE 4 — ACCOUNTS RECEIVABLE; COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Both accounts receivable and costs and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billings to customers under construction-type contracts varies based on individual contracts and often differs from the periods in which net revenues are recognized. The amounts of costs and estimated earnings in excess of billings at October 31, 2009 and January 31, 2009 were approximately $29.1 million and $6.3 million, respectively. These amounts are expected to be billed and collected in the normal course of business. Retainages included in accounts receivable represent amounts withheld by construction customers until a defined phase of a contract or project has been completed and accepted by the customer; there were no outstanding retainages as of October 31, 2009 or January 31, 2009. The carrying value amounts of the Company’s accounts receivable, as well as its accounts payable and other current liabilities, are reasonable estimates of their fair values due to the short-term nature of the arrangements.
The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivable. The amount of the allowance for doubtful accounts at October 31, 2009 was $7.1 million. At January 31, 2009 the balance was $22.4 million. During the quarter ended October 31, 2008, the allowance was increased by $22.2 million which was offset by the elimination of a corresponding amount of billings in excess of cost and estimated earnings. During the quarter ended October 31, 2009, a substantial portion of the account receivable from the owner of a partially completed construction project was written down against the allowance, without any effect on the statements of operations for the current year periods, to $6.8 million, the amount of the total proceeds raised at the public auction of the facility. The amount of the Company’s share of the auction proceeds, if any, is not known at this time.
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
In connection with the production of products pursuant to customer purchase orders received by VLI during the current year, the Company consumed a certain quantity of raw material inventory, the cost of which had been fully reserved in the prior year. Accordingly, the Company reversed a portion of its reserve for overstocked and obsolete inventory related to this item that reduced the cost of revenues of VLI by $33,000 and $166,000 for the three and nine months ended October 31, 2009, respectively. The Company will continue to monitor the status of this new customer relationship including the volume of future purchase orders, and may reverse additional reserve amounts in future quarters as the relationship progresses. The amount of inventory reserve related to this raw material at October 31, 2009 was approximately $1.2 million. The Company’s provision amounts expensed for the obsolescence of certain other inventory items during the three and nine months ended October 31, 2009 were approximately $37,000 and $96,000, respectively. The Company’s provision amounts expensed for inventory obsolescence during the three and nine months ended October 31, 2008 were approximately $640,000 and $812,000, respectively.

Inventories consisted of the following amounts at October 31, 2009 and January 31, 2009:

	October 31,	January 31,
	2009	2009
Raw materials	$3,785,000	$2,748,000
Work-in process	46,000	118,000
Finished goods	212,000	171,000

	4,043,000	3,037,000
Less — reserves	(1,450,000)	(1,690,000)

Inventories, net	$2,593,000	$1,347,000

NOTE 6 — PROPERTY AND EQUIPMENT
Property and equipment amounts are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. Depreciation expense amounts for property and equipment, including assets under capital leases, were $127,000 and $121,000 for the three months ended October 31, 2009 and 2008, respectively, and were $350,000 and $732,000 for the nine months ended October 31, 2009 and 2008, respectively.
The costs of maintenance and repairs, which totaled $157,000 and $149,000 for the three months ended October 31, 2009 and 2008, respectively, are expensed as incurred. Such costs were $439,000 and $397,000 for the nine months ended October 31, 2009 and 2008, respectively. Major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. Last year, the Company recorded an impairment loss related to the fixed assets of VLI as described in Note 8 below. Since then, the costs of fixed asset purchases at VLI have been expensed. Such costs amounted to $159,000 and $26,000 for the three months ended October 31, 2009 and 2008, respectively, and $249,000 and $26,000 for the nine months ended October 31, 2009 and 2008, respectively.
Property and equipment at October 31, 2009 and January 31, 2009 consisted of the following:

	October 31,	January 31,
	2009	2009
Leasehold improvements	$806,000	$829,000
Machinery and equipment	2,788,000	2,738,000
Trucks and other vehicles	1,336,000	1,263,000

	4,930,000	4,830,000
Less — accumulated depreciation	(3,898,000)	(3,616,000)

Property and equipment, net	$1,032,000	$1,214,000

NOTE 7 — INVESTMENT IN UNCONSOLIDATED SUBSIDIARY
Last year, GPS entered into a business partnership with Invenergy Wind Management, LLC for the design and construction of wind-energy farms located in the United States and Canada. The business partners each own 50% of the company, Gemma Renewable Power, LLC (“GRP”). In connection with the formation of GRP, GPS made cash investments totaling $1.6 million. At October 31, 2009, the formation agreement provided for GPS to make an additional contribution of $1.4 million which has been deferred. The Company’s share of the earnings of GRP for the three and nine months ended October 31, 2009 were approximately $325,000 and $1,343,000, respectively. From its inception last year through October 31, 2008, GRP incurred a loss; the Company’s share of the loss for the three and nine months ended October 31, 2008 were $195,000 and $359,000, respectively. Under an agreement with GRP, GPS provides support to GRP, including certain administrative and accounting services. The amounts of reimbursable costs incurred by GPS for these services in the three months ended October 31, 2009 and 2008 were $309,000 and $541,000, respectively. The amounts of such reimbursable costs totaled $894,000 and $1,080,000 for the nine months ended October 31, 2009 and 2008, respectively.

NOTE 8 — INTANGIBLE ASSETS
In connection with the acquisitions of GPS, VLI and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. The Company’s intangible assets consisted of the following amounts at October 31, 2009 and January 31, 2009:

		October 31, 2009
	Estimated	Gross			January 31,
	Useful	Carrying	Accumulated	Net	2009
	Life	Amount	Amortization	Amount	Net Amount
Intangible assets being amortized:
Non-compete agreements — GPS and VLI	5 years	$1,731,000	$1,506,000	$225,000	$309,000
Trade name — GPS	15 years	3,643,000	703,000	2,940,000	3,122,000
Intangible asset not being amortized:
Trade name — SMC	Indefinite	224,000	—	224,000	224,000

Total intangible assets		$5,598,000	$2,209,000	$3,389,000	$3,655,000

Goodwill	Indefinite	$18,476,000	$—	$18,476,000	$18,476,000

Amortization expense related to purchased intangible assets totaled $88,000 for the three months ended October 31, 2009, and consisted of $61,000 and $27,000 for the trade name and the non-compete agreements, respectively. Amortization expense totaled $115,000 for the three months ended October 31, 2008, and consisted of $26,000 for contractual customer relationships that became fully amortized in the prior year, and $61,000 and $28,000 for the trade name and the non-compete agreements, respectively.
Amortization expense totaled $267,000 for the nine months ended October 31, 2009, and consisted of $183,000 and $84,000 for the trade name and the non-compete agreements, respectively. Amortization expense totaled $1,289,000 for the nine months ended October 31, 2008, and consisted of $1,021,000, $183,000 and $85,000 for contractual customer relationships, the trade name and the non-compete agreements, respectively.
Last year, VLI reported operating results that were below expected results. The loss of major customers and the reduction in the amounts of orders received from major customers caused net revenues to decline and this business to operate at a loss. Accordingly, management conducted analyses in order to determine whether additional impairment losses had occurred related to the goodwill and the long-lived assets of VLI. The assessment analyses indicated that the carrying value of the business exceeded its fair value, that the carrying values of VLI’s long-lived assets were not recoverable and that the carrying values of the long-lived assets exceeded their corresponding fair values. As a result, VLI recorded impairment losses in July 2008 related to goodwill, other purchased intangible assets, and fixed assets in the amounts of $921,000, $86,000 and $939,000, respectively. The total amount of the impairment losses, approximately $1.9 million, was included in the condensed consolidated statements of operations for the nine months ended October 31, 2008.
NOTE 9 — DEBT
The Company has financing arrangements with the Bank covering a 4-year amortizing term loan with an original amount of $8.0 million which bears interest at LIBOR plus 3.25% (3.49% at October 31, 2009), the proceeds from which were used to acquire GPS, and a revolving loan with a maximum borrowing amount of $4.25 million available until May 31, 2010, with interest at LIBOR plus 3.25%. The outstanding principal amount of the GPS loan with the Bank was approximately $2.3 million as of October 31, 2009. No borrowed amounts were outstanding under the revolving loan as of October 31, 2009. The Company retired a term loan with the Bank related to VLI in the current quarter with the payment of the final monthly installment. The carrying value amount of the Company’s term loan approximates its fair value because the applicable interest rate is variable.

The financing arrangements with the Bank require compliance with certain financial covenants at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period), including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent is required for acquisitions and divestitures. The Company has pledged the majority of its assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt amounts due and payable. At October 31, 2009 and January 31, 2009, the Company was in compliance with the covenants of its amended financing arrangements.
The Company designated interest rate swap agreements related to the GPS and VLI loans as cash flow hedges with original terms of three years. The interest rate swap agreement related to the GPS loan had a notional balance of approximately $1.2 million at October 31, 2009 and expires in December 2009. Under these interest rate swap agreements, the Company has received interest based on a floating LIBOR-based rate and has paid interest based on fixed interest rates; the weighted average fixed interest rate related to the interest rate swap agreements was 5.22%. At October 31, 2009 and January 31, 2009, the Company maintained liabilities in the amounts of $10,000 and $63,000, respectively, in order to recognize the fair value of the interest rate swaps; these amounts were included in accrued liabilities in the accompanying condensed consolidated balance sheets. The fair value measurements are based on Level 2 inputs that are directly or indirectly observable market data. As the interest rate swap agreements were designated as cash flow hedging instruments and have been effective as hedges, changes in the fair value amounts of the interest rate swap agreements have been recorded in accumulated other comprehensive loss. The corresponding adjustments to accumulated other comprehensive loss were reductions in loss of $16,000 and $4,000 for the three months ended October 31, 2009 and 2008, respectively, and reductions in loss of $53,000 and $48,000 for the nine months ended October 31, 2009 and 2008, respectively.
Interest expense amounts related to the GPS and VLI term loans totaled $41,000 and $101,000 for the three months ended October 31, 2009 and 2008, respectively, and totaled $155,000 and $326,000 for the nine months ended October 31, 2009 and 2008, respectively.
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
NOTE 10 — PRIVATE PLACEMENT OF COMMON STOCK
In July 2008, the Company completed a private placement sale of 2.2 million shares of common stock to investors at a price of $12.00 per share that provided net proceeds of approximately $25 million. The proceeds have supported GPS’s bonding requirements associated with future energy plant construction projects. Allen & Company LLC (“Allen”) served as placement agent for the stock offering and was paid a fee of approximately $1.3 million by the Company for its services during the three months ended October 31, 2008. One of the members of our board of directors is a managing director of Allen.
NOTE 11 — STOCK-BASED COMPENSATION
The Company has a stock option plan which was established in August 2001 (the “Option Plan”). Under the Option Plan, the Company’s Board of Directors may grant stock options to officers, directors and key employees. Stock options granted may be incentive stock options or nonqualified stock options. Currently, the Company is authorized to grant options for up to 1,150,000 shares of the Company’s common stock. At October 31, 2009, there were approximately 1,075,000 shares of the Company’s common stock available for issuance upon the exercise of stock options and warrants, including approximately 448,000 shares of the Company’s common stock available for awards under the Option Plan.

A summary of stock option activity under the Option Plan for the nine months ended October 31, 2009 is presented below:

			Weighted-
		Weighted-	Average	Weighted-
		Average	Remaining	Average
		Exercise	Contract	Fair
Options	Shares	Price	Term (Years)	Value
Outstanding, January 31, 2009	512,000	$8.31	6.48	$4.34
Granted	82,000	$12.93
Forfeited	(18,000)	$10.06
Exercised	(115,000)	$4.12

Outstanding, October 31, 2009	461,000	$10.12	6.45	$5.33

Exercisable, October 31, 2009	349,000	$9.41	6.03	$4.91

Exercisable, January 31, 2009	277,000	$5.22	6.08	$2.95

A summary of the change in the number of shares of common stock subject to non-vested options to purchase such shares for the nine months ended October 31, 2009 is presented below:

		Weighted-
		Average
	Shares	Fair Value
Nonvested, January 31, 2009	235,000	$5.96
Granted	82,000	$7.36
Vested	(205,000)	$6.15

Nonvested, October 31, 2009	112,000	$6.64

Compensation expense amounts related to vesting stock options were $285,000 and $60,000 for the three months ended October 31, 2009 and 2008, respectively, and were $864,000 and $848,000 for the nine months ended October 31, 2009 and 2008, respectively. At October 31, 2009, there was $251,000 in unrecognized compensation cost related to stock options granted under the Option Plan. The Company expects to recognize the compensation expense for these awards within the next twelve months. The total intrinsic value of the stock options exercised during the nine months ended October 31, 2009 was approximately $1.2 million. The aggregate intrinsic value amount for both outstanding and exercisable stock options at October 31, 2009 was $1.0 million.
The fair value of each stock option granted in the nine-month period ended October 31, 2009 was estimated on each date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Nine Months Ended
October 31,
2009
Dividend yield	—
Expected volatility	63.11%
Risk-free interest rate	3.03%
Expected life in years	5.35
The Company also has outstanding warrants to purchase 166,000 shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003, with two individuals who became executive officers of the Company upon completion of the offering and to an investment advisory firm. A director of the Company is also the chief executive officer of the investment advisory firm. The fair value of the warrants of $849,000 was recognized as offering costs. All warrants are exercisable and will expire in December 2012. During the nine months ended October 31, 2009, the Company received approximately $264,000 in cash proceeds in connection with the purchase of 34,000 shares of the Company’s common stock pursuant to the exercise of warrants.

NOTE 12 — INCOME TAXES
The Company’s income tax expense amounts for the nine months ended October 31, 2009 and 2008 differ from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 34% to the income from operations before income taxes of the corresponding periods as shown in the table below. For the nine months ended October 31, 2009, the favorable tax effect of permanent differences relates primarily to the tax benefit of the domestic manufacturing deduction. For the nine months ended October 31, 2008, the unfavorable tax effect of permanent items related primarily to the impairment loss recorded in the prior year related to the goodwill of VLI. This impairment loss was not deductible for income tax reporting purposes.

	Nine Months	Nine Months
	Ended October 31,	Ended October 31,
	2009	2008
Computed expected income tax expense	$4,111,000	$2,746,000
State income taxes, net	563,000	179,000
Permanent differences, net	(199,000)	167,000

	$4,475,000	$3,092,000

At October 31, 2009 and January 31, 2009, the Company owed estimated current income taxes of $573,000 and $2.9 million which were included in accrued expenses in the condensed consolidated balance sheets at October 31, 2009 and January 31, 2009, respectively. The Company’s consolidated balance sheets as of October 31, 2009 and January 31, 2009 included total deferred tax assets in the amounts of $3.7 million and $3.4 million, respectively, resulting from future deductible temporary differences. During the fiscal year ended January 31, 2009, the Company established a valuation allowance for the state portion of the deferred tax assets of VLI in the amount of $206,000. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets except for the state portion of the deferred tax assets of VLI.
The Company is subject to income taxes in the United States and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the current year, the Internal Revenue Service (the “IRS”) conducted an audit of the Company’s federal consolidated income tax return for the tax year ended January 31, 2007, the Company’s fiscal year 2007. The Company has been notified by the examining IRS agent that no changes to the Company’s income tax return are being proposed. The Company did not accrue for any exposure related to this audit. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years before 2007.
NOTE 13 — NET INCOME PER SHARE
Basic income per share amounts for the interim periods presented herein were computed by dividing net income by the weighted average number of common shares outstanding for the respective period. Diluted income per share amounts for the three months ended October 31, 2009 and 2008 were computed by dividing the net income amounts for the corresponding periods by the weighted average number of common shares plus 184,000 shares and 317,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended October 31, 2009 excluded the effects of options to purchase approximately 73,000 shares of common stock because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the current quarter. There were no anti-dilutive common stock equivalents for the three months ended October 31, 2008.
Diluted income per share amounts for the nine months ended October 31, 2009 and 2008 were computed by dividing the net income amounts for the corresponding periods by the weighted average number of common shares plus 260,000 shares and 342,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the nine months ended October 31, 2009 and 2008 excluded the effects of options to purchase approximately 73,000 and 15,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market prices of the Company’s common stock during the periods.

NOTE 14 — LEGAL CONTINGENCIES
In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of current claims and proceedings will have a material effect on the Company’s consolidated financial statements other than the matters discussed below.
Kevin Thomas Litigation
On August 27, 2007, Kevin Thomas, the former owner of VLI, filed a lawsuit against the Company, VLI and the Company’s Chief Executive Officer (the “CEO”) in the Circuit Court of Florida for Collier County alleging that the Company, VLI and the CEO breached various agreements regarding his compensation and employment package that arose from the acquisition of VLI. The Company, VLI and the CEO denied that any breach of contract or tortious conduct occurred on their part. The Company and VLI also asserted four counterclaims against Mr. Thomas for breach of the merger agreement, breach of his employment agreement, breach of fiduciary duty and tortious interference with contractual relations because Mr. Thomas violated his non-solicitation, confidentiality, and non-compete obligations after he left VLI.
On March 4, 2008, a pair of lawsuits was filed against VLI and its current president in the Circuit Court of Florida for Collier County by Vitarich Farms, Inc. (“VFI”) and Mr. Thomas, respectively. VFI, which is owned by Kevin Thomas, alleged that VLI breached a supply agreement with VFI by acquiring organic products from a different supplier. VFI also asserted a claim for defamation against VLI’s president alleging that he made false statements regarding VFI’s organic certification to one of VLI’s customers. Mr. Thomas alleged that VLI’s president made false statements to third parties regarding Mr. Thomas’ conduct leading up to the lawsuit against the Company discussed above and that these statements caused damage to his business reputation. VLI and its president denied that VLI breached any contract and that its president defamed VFI or Mr. Thomas.
Pursuant to a mediation agreement executed by the parties on September 29, 2009, each of the lawsuits against the Company, VLI, the CEO and VLI’s president was settled; VLI made a cash settlement payment to Mr. Thomas in the amount of $60,000; and the parties exchanged general releases from any further obligation or liability to the other.
Tampa Bay Nutraceutical Company
On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel; (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $40,000,000. Depositions, originally scheduled for August 2008, have not been completed. The Company is vigorously defending this litigation. Although the Company believes it has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of potential damages, if any, at this state of the litigation. The Company’s condensed consolidated balance sheets at October 31, 2009 and January 31, 2009 included amounts in accrued expenses reflecting the Company’s estimates of the amount of future legal fees that it expected to be billed through trial in connection with this matter. The ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a future reporting period.
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

Presented below are the summarized operating results of the business segments for the three months ended October 31, 2009 and 2008, and certain financial position data as of October 31, 2009 and 2008:

			Telecom
	Power Industry	Nutritional	Infrastructure
Three Months Ended October 31, 2009	Services	Products	Services	Other	Consolidated
Net revenues	$54,164,000	$4,266,000	$2,237,000	$—	$60,667,000
Cost of revenues	48,378,000	3,715,000	1,727,000	—	53,820,000

Gross profit	5,786,000	551,000	510,000	—	6,847,000
Selling, general and administrative expenses	2,092,000	577,000	371,000	975,000	4,015,000

Income (loss) from operations	3,694,000	(26,000)	139,000	(975,000)	2,832,000
Interest expense	(40,000)	(1,000)	—	—	(41,000)
Investment income	11,000	—	—	4,000	15,000
Equity in the earnings of the unconsolidated subsidiary	325,000	—	—	—	325,000

Income (loss) before income taxes	$3,990,000	$(27,000)	$139,000	$(971,000)	3,131,000

Income tax expense					(1,167,000)

Net income					$1,964,000

Amortization of purchased intangibles	$87,000	$1,000	$—	$—	$88,000

Depreciation and other amortization	$48,000	$—	$115,000	$—	$163,000

Fixed asset additions	$5,000	$—	$84,000	$—	$89,000

Goodwill	$18,476,000	$—	$—	$—	$18,476,000

Total assets	$79,240,000	$6,321,000	$2,937,000	$36,029,000	$124,527,000

			Telecom
	Power Industry	Nutritional	Infrastructure
Three Months Ended October 31, 2008	Services	Products	Services	Other	Consolidated
Net revenues	$36,387,000	$2,662,000	$2,338,000	$—	$41,387,000
Cost of revenues	29,742,000	2,983,000	1,824,000	—	34,549,000

Gross profit	6,645,000	(321,000)	514,000	—	6,838,000
Selling, general and administrative expenses	933,000	582,000	393,000	1,182,000	3,090,000

Income (loss) from operations	5,712,000	(903,000)	121,000	(1,182,000)	3,748,000
Interest expense	(89,000)	(13,000)	—	(6,000)	(108,000)
Investment income	480,000	—	—	129,000	609,000
Equity in the loss of the unconsolidated subsidiary	(195,000)	—	—	—	(195,000)

Income (loss) before income taxes	$5,908,000	$(916,000)	$121,000	$(1,059,000)	4,054,000

Income tax expense					(1,430,000)

Net income					$2,624,000

Amortization of purchased intangibles	$87,000	$2,000	$26,000	$—	$115,000

Depreciation and other amortization	$53,000	$—	$103,000	$3,000	$159,000

Fixed asset additions	$24,000	$—	$25,000	$—	$49,000

Goodwill	$18,476,000	$—	$940,000	$—	$19,416,000

Total assets	$93,054,000	$4,915,000	$3,960,000	$38,139,000	$140,068,000

Presented below are the summarized operating results of the business segments for the nine months ended October 31, 2009 and 2008:

			Telecom
	Power Industry	Nutritional	Infrastructure
Nine Months Ended October 31, 2009	Services	Products	Services	Other	Consolidated
Net revenues	$172,003,000	$10,536,000	$6,693,000	$—	$189,232,000
Cost of revenues	153,465,000	9,435,000	5,102,000	—	168,002,000

Gross profit	18,538,000	1,101,000	1,591,000	—	21,230,000
Selling, general and administrative expenses	4,361,000	1,852,000	1,223,000	2,981,000	10,417,000

Income (loss) from operations	14,177,000	(751,000)	368,000	(2,981,000)	10,813,000
Interest expense	(144,000)	(11,000)	—	—	(155,000)
Investment income	68,000	—	—	21,000	89,000
Equity in the earnings of the unconsolidated subsidiary	1,343,000	—	—	—	1,343,000

Income (loss) before income taxes	$15,444,000	$(762,000)	$368,000	$(2,960,000)	12,090,000

Income tax expense					(4,475,000)

Net income					$7,615,000

Amortization of purchased intangibles	$263,000	$4,000	$—	$—	$267,000

Depreciation and other amortization	$143,000	$—	$311,000	$5,000	$459,000

Fixed asset additions	$14,000	$—	$147,000	$11,000	$172,000

			Telecom
	Power Industry	Nutritional	Infrastructure
Nine Months Ended October 31, 2008	Services	Products	Services	Other	Consolidated
Net revenues	$151,034,000	$7,287,000	$6,570,000	$—	$164,891,000
Cost of revenues	131,425,000	7,701,000	5,474,000	—	144,600,000

Gross profit	19,609,000	(414,000)	1,096,000	—	20,291,000
Selling, general and administrative expenses	4,354,000	2,097,000	1,143,000	3,524,000	11,118,000
Impairment losses of VLI	—	1,946,000	—	—	1,946,000

Income (loss) from operations	15,255,000	(4,457,000)	(47,000)	(3,524,000)	7,227,000
Interest expense	(283,000)	(47,000)	—	(6,000)	(336,000)
Investment income	1,374,000	—	—	171,000	1,545,000
Equity in the loss of unconsolidated subsidiary	(359,000)	—	—	—	(359,000)

Income (loss) before income taxes	$15,987,000	$(4,504,000)	$(47,000)	$(3,359,000)	8,077,000

Income tax expense					(3,092,000)

Net income					$4,985,000

Amortization of purchased intangibles	$1,166,000	$45,000	$78,000	$—	$1,289,000

Depreciation and other amortization	$152,000	$297,000	$386,000	$7,000	$842,000

Fixed asset additions	$113,000	$131,000	$69,000	$—	$313,000

During the interim periods presented herein, the majority of the Company’s net revenues related to engineering, procurement and construction services that were provided by GPS to the power industry.
Net revenues from power industry services accounted for approximately 89% and 91% of consolidated net revenues for the three and nine months ended October 31, 2009, respectively. The Company’s most significant current year customer relationship is a power industry service customer that accounted for approximately 88% of consolidated net revenues for both the three and nine months ended October 31, 2009.
Net revenues from power industry services accounted for approximately 88% and 92% of consolidated net revenues for the three and nine months ended October 31, 2008, respectively. The Company’s most significant prior year customer relationships included two power industry service customers which accounted for approximately 44% and 39%, respectively, of consolidated net revenues for the prior quarter, and approximately 43% and 47%, respectively, of consolidated net revenues in the prior year-to-date period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2009, and the results of operations for the three and nine months ended October 31, 2009 and 2008, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 that was filed with the Securities and Exchange Commission on April 15, 2009 (the “2009 Annual Report”).
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
Business Summary
Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts operations through our wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) that we acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) that we acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) that we acquired in July 2003. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment — power industry services, nutritional products and telecommunications infrastructure services, respectively. Argan is a holding company with no operations other than its investments in GPS, VLI and SMC. At October 31, 2009, there were no restrictions with respect to inter-company payments from GPS, VLI and SMC to Argan.
Overview and Outlook
For the three months ended October 31, 2009, consolidated net revenues were $60.7 million which represented an increase of $19.3 million, or 47%, from consolidated net revenues of $41.4 million for the three months ended October 31, 2008. The increase in consolidated net revenues between the quarters was due primarily to an increase of 49% in the net revenues of the power industry services business, which represented 89% of consolidated net revenues for the current quarter. The net revenues of the nutritional products business increased by 60% for the current quarter compared to the net revenues of the prior year period. The net revenues of the telecommunications infrastructure services business decreased for the current quarter by 4% compared to the net revenues of the prior year quarter. For the nine months ended October 31, 2009, consolidated net revenues were $189.2 million which represented an increase of $24.3 million, or 15%, over consolidated net revenues of $164.9 million for the nine months ended October 31, 2008. The increase in consolidated net revenues between the periods was due primarily to an increase of 14% in the net revenues of the power industry services business, which represented 91% of consolidated net revenues for the current period. The net revenues of the nutritional products and telecommunications infrastructure services businesses also increased for the current period, by 45% and 2%, respectively.

Income from operations decreased for the three months ended October 31, 2009 by $916,000 to $2.8 million. We reported income from operations of $3.7 million for the three months ended October 31, 2008. The decline in profitability reflected an increase of $925,000 between the quarters in selling, general and administrative expenses. Gross profit was approximately $6.8 million for both the current and prior quarters. Despite the current quarter decrease, income from operations for the nine months ended October 31, 2009 increased to $10.8 million, representing an increase of $3.6 million, or 50%, compared with income from operations of $7.2 million for the same period a year ago. The results of the prior year period reflected impairment losses related to VLI that totaled $1.9 million. The improvement between the year-to-date periods also reflected an increase in gross profit of $939,000 and a reduction between the periods in selling, general and administrative expenses of $701,000.
Net income for the three months ended October 31, 2009 was $2.0 million, or $0.14 per diluted share. We reported net income of $2.6 million, or $0.19 per diluted share, for the corresponding quarter of the prior year. Net income for the nine months ended October 31, 2009 was $7.6 million, or $0.55 per diluted share. We reported net income of $5.0 million, or $0.40 per diluted share, for the corresponding period of the prior year.
Our operating activities for the nine months ended October 31, 2009 used $20.5 million in cash, due primarily to a $22.8 million increase in the balance of costs and estimated earnings in excess of billings and a $14.0 million decrease in the balance of accounts payable and accrued expenses. However, cash has been provided during the current year through the reduction of accounts receivable and escrowed cash. During the current year, we reduced our long-term debt by $1.8 million to a balance of $2.3 million at October 31, 2009. This long-term debt amount represented 2.6% and 1.9% of total stockholders’ equity and consolidated total assets as of October 31, 2009, respectively.
Primarily due to the scheduled performance of the work included in the contract backlog of GPS at October 31, 2009, we expect to report operating results for the remainder of the current fiscal year that are profitable and that include net cash provided by operations. However, economic conditions in the United States, recovering from a year-long deep recession and severe disruptions in the credit markets, could adversely affect our results of operations in future periods, particularly if the adverse effects of the economic recession are prolonged or if government efforts to stabilize financial institutions, to restore order to credit markets, to stimulate spending and to arrest rising unemployment are not effective. The current instability in the financial markets may continue to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may significantly increase the rate at which our customers defer, delay or cancel proposed new construction projects. Such deferrals, delays or cancellations could have an adverse impact on our future operating results.
We continue to observe interest in gas-fired generation as electric utilities and independent power producers look to diversify their generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to the completion of more sizeable or controversial projects, should stimulate renewed demand for gas-fired power plants. Our two largest current projects include the construction of gas-fired electricity-generation plants. While it is unclear what the impact of current economic conditions might have on the timing or financing of future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the United States because these facilities are more efficient and produce fewer emissions than coal-fired power plants and we believe our capabilities and expertise will position us as a market leader for these projects.
In order to capitalize on emerging opportunities that we expect to see in the renewable energy market, we formed a company with a wind-energy development firm in June 2008 for the purpose of constructing wind-energy farms for project owners. The company, Gemma Renewable Power, LLC (“GRP”), was awarded a project to design and build the expansion of a wind farm in Illinois which was substantially completed in the current quarter. During the current year, GPS achieved substantial completion of the construction of a biodiesel production plant in Texas, the fourth such project that we have completed within a two-year period. We are pursuing other alternative fuel and energy production project opportunities, although we have not been awarded any new such projects in the current fiscal year.
We anticipate that the political focus on energy independence and the negative environmental impact of fossil fuels should spur the development of alternative and renewable power facilities which should result in new power facility opportunities for us in the future. More than half of the states have adopted formal green-energy goals and federal support for infrastructure spending remains strong. An energy infrastructure renewal program is included in the federal economic stimulus package enacted earlier this year, making funds available for energy projects such as energy transmission and distribution systems and alternative energy power sources and including tax incentives to encourage capital investment in renewable energy sources.

In summary, it is uncertain what other impacts the recession and financial/credit crisis in the United States may ultimately have on our business. We are continuously alert for effects of this crisis that may be impacting our business currently and any new developments that may affect us going forward. Moreover, the uncertainty of a weak and prolonged recovery from the poor overall economic conditions may impair our visibility to an unusual degree. A slow recovery by the nation’s economy could potentially result in the delay, curtailment or cancellation of proposed and existing projects, thus decreasing the overall demand for our services, adversely impacting our results of operations and weakening our financial condition. Nevertheless, we remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand extending decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions. However, such forward-looking statements, by their nature, involve risks and uncertainties, and they should be considered in conjunction with the risk factors included in Item 1A of the 2009 Annual Report.
Letter of Intent with UNAMSCO
In August 2009, we announced the signing of a nonbinding letter of intent to purchase United American Steel Constructors, Inc. (“UNAMSCO”), a private company operating National Steel Constructors, LLC (“NSC”), a majority-owned subsidiary, and Peterson Beckner Industries (“PBI”), a company under common control. UNAMSCO reported annual consolidated net revenues of approximately $84 million and EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) of approximately $19 million for its fiscal year ended December 31, 2008. These companies provide structural steel erection services for industrial and institutional clients in industries such as health care, sports stadiums/arenas, and chemical, refining, food processing and pharmaceutical plants. In addition to traditional construction activities, NSC and PBI also focus on the construction of facilities for air quality control systems, or scrubbers, that serve to reduce air emissions produced by traditional coal-fired power plants. The acquisition of UNAMSCO is subject to completion of due diligence, the negotiation of a definitive purchase agreement and the approval of our board of directors. We believe that UNAMSCO represents a complementary partner to our GPS subsidiary, and its addition will allow us to capitalize on new opportunities and to expand our market share in the engineering and construction industry, particularly the power sector. We have expanded the scope of our due diligence efforts and have not scheduled dates for the completion or execution of the definitive purchase agreement.
Comparison of the Results of Operations for the Three Months Ended October 31, 2009 and 2008
The following schedule compares the results of our operations for the three months ended October 31, 2009 and 2008. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding quarter. As analyzed below the schedule, we reported net income of $2.0 million for the three months ended October 31, 2009, or $0.14 per diluted share. For the three months ended October 31, 2008, we reported net income of $2.6 million, or $0.19 per diluted share.

	Three Months Ended October 31,
	2009		2008
Net revenues
Power industry services	$54,164,000	89.3%	$36,387,000	87.9%
Nutritional products	4,266,000	7.0%	2,662,000	6.4%
Telecommunications infrastructure services	2,237,000	3.7%	2,338,000	5.7%

Net revenues	60,667,000	100.0%	41,387,000	100.0%

Cost of revenues **
Power industry services	48,378,000	89.3%	29,742,000	81.7%
Nutritional products	3,715,000	87.1%	2,983,000	112.1%
Telecommunications infrastructure services	1,727,000	77.2%	1,824,000	78.0%

Cost of revenues	53,820,000	88.7%	34,549,000	83.5%

Gross profit	6,847,000	11.3%	6,838,000	16.5%
Selling, general and administrative expenses	4,015,000	6.6%	3,090,000	7.5%

Income from operations	2,832,000	4.7%	3,748,000	9.0%
Interest expense	(41,000)	*	(108,000)	*
Investment income	15,000	*	609,000	1.5%
Equity in the earnings (loss) of the unconsolidated subsidiary	325,000	*	(195,000)	*

Income from operations before income taxes	3,131,000	5.1%	4,054,000	9.8%
Income tax expense	(1,167,000)	(1.9)%	(1,430,000)	(3.5)%

Net income	$1,964,000	3.2%	$2,624,000	6.3%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.

Net Revenues
Power Industry Services
The net revenues of the power industry services business increased by $17.8 million, or 49%, to $54.2 million for the three months ended October 31, 2009 compared with net revenues of $36.4 million for the corresponding quarter of the prior year due to increased construction activity related a natural gas-fired combined cycle power plant in California. The net revenues of this business represented 89% of consolidated net revenues for the quarter ended October 31, 2009. This business represented 88% of consolidated net revenues for the quarter ended October 31, 2008. Our energy-plant construction contract backlog was $293 million at October 31, 2009. The comparable construction contract backlog amount was $456 million at January 31, 2009.
The most significant customer of the power industry services business for the quarter ended October 31, 2009 was a large utility company that represented approximately 99% of the net revenues of this business segment for the current quarter, and represented approximately 88% of our consolidated net revenues for the current quarter. We are constructing the California plant for this customer; construction is expected to be completed in calendar year 2010. This customer represented 50% of the net revenues of this business segment for the quarter ended October 31, 2008, and represented 44% of our consolidated net revenues for the prior quarter. The other significant customer of the power industry services business for the quarter ended October 31, 2008 represented approximately 44% of the net revenues of this business and 39% of consolidated net revenues for the prior quarter, respectively. For this customer, we constructed two biofuels refineries located in Texas, one of which was completed in the fourth quarter last year and the other was substantially completed in the current year.
Nutritional Products
The net revenues of the nutritional products business increased by $1.6 million, or 60%, to $4.3 million for the three months ended October 31, 2009 compared with net revenues of $2.7 million for the corresponding period of the prior year. The net revenues of this business represented 7% of consolidated net revenues for the quarter ended October 31, 2009. This business represented 6% of consolidated net revenues for the quarter ended October 31, 2008.
The increase in net revenues between quarters was primarily due to the sale of products to new customers which represented 37% of the net revenues of this business for the current quarter. In addition, net revenues provided by the sale of products to continuing customers of VLI increased by 19% between the quarters. However, VLI lost several customers over the last twelve months that represented approximately 15% of net revenues for the prior quarter. VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed nine months including extended periods of product testing and acceptance. Business development efforts conducted by VLI have resulted in the addition of the new customers during the current year. The value of unfilled sales orders that we believe to be firm at October 31, 2009 was $4.2 million compared with a value of $1.5 million at January 31, 2009.
Telecommunications Infrastructure Services
The net revenues of the telecommunications infrastructure services business decreased by approximately $101,000 to $2.2 million for the three months ended October 31, 2009 compared with net revenues of $2.3 million for the prior quarter, which represented a 4% reduction of net revenues. The net revenues of this business represented 4% of consolidated net revenues for the quarter ended October 31, 2009 and 6% of consolidated net revenues for the quarter ended October 31, 2008. Between years, the mix of SMC’s business has changed. Inside premises net revenues represented 52% of this segment’s business for the current quarter representing primarily services provided to government-sector customers. A year ago, inside premises net revenues represented 44% of SMC’s business. On the other hand, net revenues provided by outside premises customers, primarily utility firms, declined to 48% of this segment’s business for the current quarter. Last year, outside premises net revenues were approximately 56% of SMC’s business.
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

Cost of Revenues
Despite the increase in net revenues between the quarters, our overall gross profit was $6.8 million for both the three months ended October 31, 2009 and 2008. As a result, our overall gross profit percentage declined to 11.3% for the current quarter compared with 16.5% for the corresponding quarter of the prior year. Most significantly, our gross profit in the prior year was favorably affected by the recognition in net revenues of incentive fees, totaling approximately $2.2 million, that were earned from the performance of construction services for the biofuels customer discussed above.
The cost of revenues for the power industry services business of GPS increased in the three months ended October 31, 2009 to $48.4 million from $29.7 million for the three months ended October 31, 2008 primarily due to the increase in net revenues between the quarters and the change in the mix of projects under construction. The cost of revenues as a percentage of corresponding net revenues increased to 89% for the current quarter from 82% for the third quarter of last year.
Although the cost of revenues for the nutritional products business of VLI increased in the three-month period ended October 31, 2009 to $3.7 million from $3.0 million for the three months ended October 31, 2008, due primarily to the increase in net revenues, the cost of revenues percentage decreased to 87% of net revenues for the current quarter from a percentage of 112% for the corresponding quarter of the prior year. Last year, SMC’s net revenues declined substantially compared with the prior year resulting in substantial quantities of overstocked and obsolete inventory. SMC recorded a provision for excess and obsolete inventory of $640,000 in the quarter ended October 31, 2008. The inventory obsolescence provision for the current quarter was $4,000.
Consistent with the decline in net revenues of the telecommunications infrastructure services business between quarters, the cost of revenues declined to $1.7 million in the current quarter from $1.8 million in the prior quarter. The cost of revenues percentages for the three months ended October 31, 2009 and 2008 were 77% and 78%, respectively.
Certain sales-type taxes that are assessed by government authorities and collected from customers are included in the cost of revenues. Accordingly, these amounts are considered contract costs in the performance of percentage complete calculations and the determination of net revenues. The amounts of such costs were $1.7 million and $472,000 for the three months ended October 31, 2009 and 2008, respectively.
Selling, General and Administrative Expenses
The amount of selling, general and administrative expenses increased by $925,000, or 30%, to $4.0 million for the current quarter from $3.1 million for the third quarter last year due primarily to an increase in incentive compensation expense of $880,000 and an increase in the amount of compensation expense related to stock options of $225,000. The amount of salaries and benefits also increased between the quarters by approximately $173,000. Offsetting the effect of these increases, professional fees decreased by approximately $330,000 in the current quarter compared with the prior quarter reflecting the settlement of the Thomas litigation as discussed in Note 14 to the condensed consolidated financial statements and the corresponding reduction in legal costs.
Other Income and Expense
We reported investment income of only $15,000 for the three months ended October 31, 2009 compared with investment income of $609,000 for the three months ended October 31, 2008. Our cash balances are invested in money market funds. The balance of cash and cash equivalents has declined by approximately $40.2 million over the last year from the balance at October 31, 2008, a decrease of 43%, as a series of construction projects have been completed and work has progressed on the substantial project in California during this period. Moreover, investment returns have also declined between the quarters as short-term rates of return have dropped substantially over the last year. Interest expense decreased to $41,000 for the current quarter from $108,000 in the corresponding quarter of last year as the overall level of debt between the years was reduced. Debt payments have reduced the total balance of debt (including current and noncurrent portions) to approximately $2.3 million at October 31, 2009 from approximately $4.8 million at October 31, 2008.
Last year, GPS entered into a business partnership for the design and construction of wind-energy farms located in the United States and Canada. The new company, GRP has substantially completed a construction project to expand a wind farm in Illinois. Our share of the earnings of GRP for the current quarter was approximately $325,000. A year ago, we recorded our share of the loss incurred by GRP during the quarter ended October 31, 2008 in the amount of $195,000.

Income Tax Expense
For the three months ended October 31, 2009 and 2008, we incurred income tax expense of $1.2 million and $1.4 million, respectively, reflecting estimated annual effective income tax rates of 37.03% and 37.47%, respectively. The actual tax rates for the quarters of 37.27% and 35.27%, respectively, differed from the expected federal income tax rate of 34% due primarily to the effect of state income tax expenses offset partially by the favorable tax effects of permanent differences including the domestic manufacturing deduction.
Comparison of the Results of Operations for the Nine Months Ended October 31, 2009 and 2008
The following schedule compares the results of our operations for the nine months ended October 31, 2009 and 2008. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding period. As analyzed below the schedule, we reported net income of $7.6 million for the nine months ended October 31, 2009, or $0.55 per diluted share. For the nine months ended October 31, 2008, we reported net income of $5.0 million, or $0.40 per diluted share.

	Nine Months Ended October 31,
	2009		2008
Net revenues
Power industry services	$172,003,000	90.9%	$151,034,000	91.6%
Nutritional products	10,536,000	5.6%	7,287,000	4.4%
Telecommunications infrastructure services	6,693,000	3.5%	6,570,000	4.0%

Net revenues	189,232,000	100.0%	164,891,000	100.0%

Cost of revenues **
Power industry services	153,465,000	89.2%	131,425,000	87.0%
Nutritional products	9,435,000	89.6%	7,701,000	105.7%
Telecommunications infrastructure services	5,102,000	76.2%	5,474,000	83.3%

Cost of revenues	168,002,000	88.8%	144,600,000	87.7%

Gross profit	21,230,000	11.2%	20,291,000	12.3%
Selling, general and administrative expenses	10,417,000	5.5%	11,118,000	6.7%
Impairment losses of VLI	—	—	1,946,000	1.2%

Income from operations	10,813,000	5.7%	7,227,000	4.4%
Interest expense	(155,000)	*	(336,000)	*
Investment income	89,000	*	1,545,000	1.0%
Equity in the earnings (loss) of the unconsolidated subsidiary	1,343,000	*	(359,000)	*

Income from operations before income taxes	12,090,000	6.4%	8,077,000	4.9%
Income tax expense	(4,475,000)	(2.4)%	(3,092,000)	(1.9)%

Net income	$7,615,000	4.0%	$4,985,000	3.0%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
The net revenues of the power industry services business increased by $21.0 million, or 14%, to $172.0 million for the nine months ended October 31, 2009 compared with net revenues of $151.0 million for the corresponding period of the prior year. The net revenues of this business represented 91% of consolidated net revenues for the period ended October 31, 2009. This business represented 92% of consolidated net revenues for the period ended October 31, 2008.
Consistent with the current quarter discussed above, a substantial portion of the net revenues of the power services business for the nine months ended October 31, 2009 related to one customer. Net revenues related to our performance of construction services for this customer represented approximately 96% of the net revenues of this business segment for the current period, and represented approximately 88% of our consolidated net revenues for the current period. This customer represented 47% of the net revenues of this business segment for the nine months ended October 31, 2008, and represented 43% of our consolidated net revenues for that period. This business had one other significant customer in the prior year which represented approximately 51% of the net revenues of this business and 47% of consolidated net revenues for the period, respectively.

Nutritional Products
The net revenues of the nutritional products business increased by $3.2 million, or 45%, to $10.5 million for the nine months ended October 31, 2009 compared with net revenues of $7.3 million for the corresponding period of the prior year. The net revenues of this business represented 6% of consolidated net revenues for the nine months ended October 31, 2009. This business represented 4% of consolidated net revenues for the nine months ended October 31, 2008. The increase in net revenues between periods was primarily due to the sale of products to new customers which represented 47% of the net revenues of this business for the nine months ended October 31, 2009. These new net revenues have more than offset the 24% decline in net revenues between the periods related to continuing and lost customers.
Telecommunications Infrastructure Services
The net revenues of the telecommunications infrastructure services business for the nine months ended October 31, 2009 were $6.7 million compared with net revenues of $6.6 million for the corresponding period of the prior year. The net revenues of this business represented approximately 4% of consolidated net revenues for both the nine months ended October 31, 2009 and 2008. Inside premises net revenues represented 53% and 47% of this segment’s business for the nine months ended October 31, 2009 and 2008, respectively. Outside premises customers represented 47% and 53% of this segment’s business for the current year and prior year periods, respectively. These changes in these percentages between the periods reflect the change in the mix of business for SMC described above for the current quarter.
Cost of Revenues
Our overall gross profit for the nine months ended October 31, 2009 increased to $21.2 million from $20.3 million for the nine months ended October 31, 2008 due to the increase in net revenues between the periods. The overall gross profit percentage was 11.2% for the current period compared with 12.3% for the corresponding period of the prior year.
The cost of revenues for the power industry services business of GPS increased in the nine months ended October 31, 2009 to $153.5 million from $131.4 million for the nine months ended October 31, 2008, and the cost of revenues as a percentage of corresponding net revenues increased to 89.2% for the current period from 87.0% for the corresponding period of last year. As described above, the gross profit of GPS last year was benefited by a favorable adjustment to net revenues reflecting incentive fees earned on projects that have been substantially completed. Although the cost of revenues for the nutritional products business of VLI increased in the nine-month period ended October 31, 2009 to $9.4 million from $7.7 million for the nine months ended October 31, 2008, the cost of revenues percentage decreased to 89.6% of net revenues for the current period from 105.7% for the corresponding period of the prior year. In connection with the production of products pursuant to customer purchase orders received by VLI during the current year, the operations of VLI consumed a certain quantity of raw material inventory, the cost of which had been fully reserved in the prior year. Accordingly, we reversed a portion of its reserve for overstocked and obsolete inventory related to this raw material that reduced the cost of revenues of VLI by $166,000 for the nine months ended October 31, 2009. The Company will continue to assess the strength of the customer demand for products containing this ingredient including the volume of future purchase orders, and may reverse additional reserve amounts in future periods. The amount expensed for inventory obsolescence by VLI during the nine months ended October 31, 2008 was approximately $812,000. Although the net revenues of the telecommunications infrastructure services business of SMC increased between the periods, the cost of revenues declined to $5.1 million in the current period from $5.5 million in the prior period, resulting in a lower cost of revenues percentage in the current period. The cost of revenues percentages for the nine months ended October 31, 2009 and 2008 were 76.2% and 83.3%, respectively, with the improvement primarily relating to the efficient completion of both inside and outside premises projects during the current period.
The amounts of sales-type taxes that were included in the cost of revenues for the nine months ended October 31, 2009 and 2008 were $6.5 million and $3.6 million, respectively. These amounts were considered contract costs in the performance of percentage complete calculations and the determination of net revenues for the corresponding periods.
Selling, General and Administrative Expenses
The amount of selling, general and administrative expenses decreased by approximately $701,000, or 6%, to $10.4 million for the nine months ended October 31, 2009 from $11.1 million for the nine months ended October 31, 2008. Amortization expense related to purchased intangible assets decreased by approximately $1.0 million in the current period compared with the first nine months of last year as the amortization expense related to the contractual customer relationships of GPS was completed last year and the scheduled amortization of the intangible assets of VLI and SMC was eliminated with the recording of impairment losses related to these assets last year. In addition, professional fees decreased by approximately $395,000 in the current period compared with the prior period reflecting the settlement of the Thomas litigation as discussed above and the corresponding reduction in legal costs. Partially offsetting these decreases, incentive compensation expense was increased by approximately $888,000 in the current period compared with the corresponding period of the prior year.

Other Income and Expense
We reported investment income of $89,000 for the nine months ended October 31, 2009 compared with investment income of $1.5 million for the nine months ended October 31, 2008. As discussed above, investment balances and rates of return on investments have declined over the past twelve months. Interest expense decreased to $155,000 for the current period from $336,000 in the corresponding period of last year as the overall level of debt between the years was reduced. Our share of the earnings of GRP for the nine months ended October 31, 2009 was approximately $1.3 million. A year ago, we recorded our share of the loss incurred by GRP during the nine months ended October 31, 2008 in the amount of $359,000.
Income Tax Expense
For the nine months ended October 31, 2009, we incurred income tax expense of $4.5 million reflecting an estimated annual effective income tax rate of 37.03%. The actual tax rate of 37.01% for the nine months ended October 31, 2009 differed from the expected federal income tax rate of 34.0% due primarily to the effects of state income tax expense and true-up adjustments made to the income tax payable accounts recorded during the first quarter. These unfavorable effects were offset partially by the favorable income tax effects of permanent differences related primarily to the domestic manufacturing deduction.
For the nine months ended October 31, 2008, we incurred income tax expense of $3.1 million reflecting an estimated annual effective income tax rate of 37.47%. The actual tax rate for the prior period of 38.28% differed from the expected federal income tax rate of 34% due primarily to the effect of state income taxes and the unfavorable net effect of permanent differences including the loss related to the impairment of goodwill recorded in the second quarter in the amount of $921,000. In addition, we established a valuation allowance during the prior year related to the deferred state taxes of VLI in the amount of $57,000. The unfavorable effects of these factors was offset partially in the prior year by the favorable effect of the domestic manufacturing deduction and a credit to the deferred tax provision in the approximate amount of $116,000 reflecting the effect of the prior year change in state income tax rates applied to our deferred tax items.
Liquidity and Capital Resources as of October 31, 2009
The balance of cash and cash equivalents was approximately $53.0 million as of October 31, 2009 compared to a balance of $74.7 million as of January 31, 2009, representing a decrease of $21.7 million during the current year. However, the Company’s consolidated working capital increased during the current period from approximately $53.5 million as of January 31, 2009 to approximately $60.9 million as of October 31, 2009. We also have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”). Although we reported net income of approximately $7.6 million for the nine months ended October 31, 2009, we used net cash of $20.5 million in operations. Since January 31, 2009, we experienced changes in the amounts of several operating asset and liability accounts that represented uses of cash due to the timing of cash receipts and disbursements on construction projects. During the nine months ended October 31, 2009, the increase in costs and earnings in excess of billings represented a $22.8 million use of cash as construction activity on the California power plant project increased. Substantially all of this balance was invoiced after month-end and paid by the customer in November. The completion of the two biodiesel production facilities in Texas has caused billings in excess of costs and estimated earnings to decline representing a use of cash in the amount of $4.1 million for the current year. We also have used cash during the current period to make payments reducing the balance of accounts payable and accrued liabilities by approximately $14.0 million. Providing cash during the current year, accounts receivable decreased by $8.9 million and the amount of escrowed cash was reduced by $5.0 million. The amount of non-cash adjustments to net income for the period represented a net use of cash of $5,000. Most significantly, stock compensation expense of $864,000 and total depreciation and amortization of $726,000 were offset by the equity in the earnings of GRP in the amount of $1.3 million and the deferred income tax benefit of 287,000.
Net cash provided by operations for the nine months ended October 31, 2008 was approximately $6.3 million. We reported net income of approximately $5.0 million and our net non-cash expenses were approximately $4.3 million including impairment losses and the amortization of purchased intangible assets. In addition, cash in the amount of $4.1 million was released from escrow accounts. Cash was used during the prior year in connection with the net increase of $7.1 million in the other working capital accounts.

During the nine months ended October 31, 2009, net cash was used in connection with investing and financing activities in the amounts of $117,000 and $1.1 million, respectively. We used cash to make equipment purchases of $172,000 and principal payments on long-term debt of $1.8 million. We received cash proceeds totaling $737,000 related to the issuance of approximately 149,000 shares of our common stock pursuant to the exercise of stock warrants and options. We also received cash proceeds from the sale of excess equipment during the current year in the amount of $54,000.
During the nine months ended October 31, 2008, investing activities consisted of the payment of $2,000,000 in contingent acquisition price to the former owners of GPS and the capital contribution of $1,600,000 made to GRP in connection with the formation and start-up of this unconsolidated subsidiary. We also purchased equipment for a net cost of $216,000 during the prior year. Net cash of approximately $23.8 million was provided by financing activities during the nine months ended October 31, 2008. We completed the private placement sale of 2.2 million shares of our common stock in July 2008, providing net cash proceeds of approximately $25.0 million, and issued approximately 120,000 shares of our common stock in connection with the exercise of stock options and warrants, providing net cash proceeds of approximately $786,000. We used cash to make debt principal payments of $1.9 million.
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
At October 31, 2009, substantially all of the balances of cash, cash equivalents and escrowed cash were invested in money market funds sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank. We believe that cash on hand, cash generated from the Company’s future operations and funds available under our line of credit will be adequate to meet our future operating cash needs except as follows. As discussed above, the Company announced in August that it had signed a nonbinding letter of intent to purchase UNAMSCO, a private company including two construction company affiliates. The proposed purchase price is approximately $50 million which is intended to be structured as a combination of cash and shares of our common stock. We began negotiations with the Bank in order to modify the existing financing arrangements with the Bank and to allow us to borrow funds to cover a portion of the cash purchase price. Although we believe that these negotiations would be completed successfully, there can be no assurance that such future financing would be available on terms acceptable to us, or at all. The issuance of shares of our common stock in connection with this acquisition would result in dilution to the existing stockholders.
Off-Balance Sheet Arrangements
We maintain a variety of commercial commitments that are generally made available to provide support for various commercial provisions in the engineering, procurement and construction contracts. We own 50% of GRP, an unconsolidated subsidiary, which currently has no debt financing, nor have we issued any performance or payment guarantees on its behalf.
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

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)
We believe that Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is a meaningful presentation that enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that EBITDA is widely used by investors and analysts as a measure of performance. The following tables present the determinations of EBITDA for the three and nine months ended October 31, 2009 and 2008:

	Three Months Ended October 31,
	2009	2008
Net income, as reported	$1,964,000	$2,624,000
Interest expense	41,000	108,000
Income tax expense	1,167,000	1,430,000
Amortization of purchased intangible assets	88,000	115,000
Depreciation and other amortization	163,000	159,000

EBITDA	$3,423,000	$4,436,000

	Nine Months Ended October 31,
	2009	2008
Net income, as reported	$7,615,000	$4,985,000
Interest expense	155,000	336,000
Income tax expense	4,475,000	3,092,000
Amortization of purchased intangible assets	267,000	1,289,000
Depreciation and other amortization	459,000	842,000

EBITDA	$12,971,000	$10,544,000

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

	Reconciliations of EBITDA
	Nine Months Ended October 31,
	2009	2008
EBITDA	$12,971,000	$10,544,000
Current income tax expense	(4,762,000)	(4,987,000)
Interest expense	(155,000)	(336,000)
Impairment losses	—	1,946,000
Non-cash stock option compensation expense	864,000	848,000
Equity in the (earnings) loss of the unconsolidated subsidiary	(1,343,000)	359,000
Decrease in escrowed cash	4,998,000	4,074,000
Decrease in accounts receivable, net	8,875,000	4,820,000
Increase in inventories, net	(1,176,000)	(537,000)
Decrease in accounts payable and accrued expenses	(14,000,000)	(3,784,000)
Change related to the timing of scheduled billings	(26,898,000)	(7,512,000)
Other, net	129,000	868,000

Net cash (used in) provided by operations	$(20,497,000)	$6,303,000

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
Adopted and Other Recently Issued Accounting Pronouncements
Included in Note 2 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are discussions of accounting pronouncements adopted by us during the three months ended October 31, 2009 and recently issued accounting pronouncements that have not yet been adopted.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates as a result of borrowings under our financing arrangement with Bank of America (the “Bank”), including a term loan with a total outstanding amount of approximately $2.3 million at October 31, 2009, that bear interest at floating rates. We have a floating-for-fixed interest rate swap with a notional amount of approximately $1.2 million at October 31, 2009 to hedge against changes in the floating interest rate. The notional amount of the swap is less than the corresponding outstanding debt amount and the term of the swap agreement is shorter than the term of the corresponding term loan. As such, we are exposed to increasing or decreasing market interest rates on the unhedged portion. Based on the scheduled outstanding indebtedness of our term loan, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by an amount not material to our consolidated results of operations. This analysis takes into account the current outstanding balance of our term loan with the Bank, assumed interest rates, the current term-loan payment schedule and the current amount of the existing swap agreement that expires in December 2009. The result of this analysis would change if the underlying assumptions were modified.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of October 31, 2009. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended October 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Included in Note 14 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the quarter ended October 31, 2009.
In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in the aftermath of a significant economic recession and significant disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, and potential fluctuations in quarterly operating results, among other risks. Before investing in our securities, please consider the risks summarized in this paragraph and those risks described in our Annual Report on Form 10-K for the year ended January 31, 2009. There have been no material revisions to the risk factors that are described therein other than as described below. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
In August 2009, the Company announced that it had signed a letter of intent to purchase UNAMSCO, a private company operating two wholly-owned construction subsidiaries. UNAMSCO reported annual revenues of approximately $84 million and EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization) of approximately $19 million for its fiscal year ended December 31, 2008. The proposed purchase price is approximately $50 million which is intended to be structured as a combination of cash and shares of the Company’s common stock. The acquisition of UNAMSCO is subject to completion of due diligence, the negotiation of a definitive purchase agreement and the approval of the Company’s board of directors. We did begin negotiations with the Bank in order to modify the existing financing arrangements and to allow us to borrow funds to cover a portion of the cash purchase price. However, we have expanded the scope of our due diligence efforts and have not scheduled dates for the completion or the execution of the definitive purchase agreement. We cannot assure that our due diligence efforts will be completed successfully, or that we will complete the definitive purchase agreement. Although we believe that the negotiations with our Bank would be completed successfully, there can be no assurance that such future financing would be available on terms acceptable to us, or at all. If such financing is not made available by the Bank, we might be required to use a larger portion of our current cash balance than expected, to identify alternative sources of funding or to renegotiate the components of the purchase price. The issuance of shares of our common stock in connection with this acquisition would result in dilution to the existing stockholders.
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
None
ITEM 3. DEFAULTS IN SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS

Exhibit No.	Title
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934
Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.

ARGAN, INC.
December 8, 2009	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

December 8, 2009	By:	/s/ Arthur F. Trudel
Arthur F. Trudel
Senior Vice President, Chief Financial Officer and Secretary