Form 10-K
period 2010-01-31
ARGAN INC
filed 2010-04-14
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Fiscal Year Ended January 31, 2010
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
(301) 315-0027
(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.15 par value	NYSE Amex
Securities registered under Section 12(g) of the Exchange Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $49,591,174 on July 31, 2009 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE Amex stock exchange as reported for that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of April 9, 2010: 13,587,494 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on June 23, 2010 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES
2010 ANNUAL REPORT ON FORM 10-K

PAGE
PART I

ITEM 1. BUSINESS	- 3 -

ITEM 1A. RISK FACTORS	- 10 -

ITEM 1B. UNRESOLVED STAFF COMMENTS	- 21 -

ITEM 2. PROPERTIES	- 22 -

ITEM 3. LEGAL PROCEEDINGS	- 22 -

ITEM 4. [REMOVED AND RESERVED]	- 22 -

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	- 23 -

ITEM 6. SELECTED FINANCIAL DATA	- 26 -

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	- 27 -

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	- 39 -

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	- 39 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	- 39 -

ITEM 9A. CONTROLS AND PROCEDURES	- 39 -

ITEM 9B. OTHER INFORMATION	- 42 -

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	- 42 -

ITEM 11. EXECUTIVE COMPENSATION	- 42 -

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS	- 42 -

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	- 42 -

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	- 42 -

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE	- 42 -

SIGNATURES	- 45 -

Exhibit 21
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I
ITEM 1. BUSINESS.
Argan, Inc. (“Argan”) conducts operations through its wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) that were acquired in December 2006, Vitarich Laboratories, Inc. (“VLI”) that was acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) that was acquired in July 2003 (together referred to as the “Company,” “we,” “us,” or “our”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the Federal Government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment — power industry services, nutritional products and telecommunications infrastructure services, respectively. The net revenues of GPS, VLI and SMC represented approximately 90.3%, 6.0% and 3.7%, respectively, of our consolidated net revenues for the fiscal year ended January 31, 2010.
Holding Company Structure
Argan was organized as a Delaware corporation in May 1961. We intend to make additional acquisitions and/or investments by identifying companies with significant potential for profitable growth that may occur internally or through acquisitions. We may have more than one industrial focus. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cash flows for the Company and value for our stockholders. Argan is a holding company with no operations other than its investments in GPS, SMC and VLI. At January 31, 2010, there were no restrictions with respect to inter-company payments from GPS, SMC and VLI to Argan.
Acquisition of Gemma Power Systems, LLC and its Affiliates
Pursuant to Agreements and Plans of Merger, Argan acquired GPS on December 8, 2006. The results of operations of GPS have been included in our consolidated financial statements since the date of the acquisition.
The acquisition purchase price was $33.1 million, consisting of $12.9 million in cash and $20.2 million from the issuance of approximately 3,667,000 shares of common stock of Argan. The purchase price was funded, in part, by an $8.0 million, secured, 4-year term loan. In addition, we raised $10.7 million through the private offering of approximately 2,853,000 shares of common stock of Argan at a purchase price of $3.75 per share as discussed below. Pursuant to the acquisition agreement, $12.0 million was deposited into an escrow account. Of this amount, $10.0 million secured a letter of credit supporting the issuance of bonding (as discussed below). During the year ended January 31, 2010, $5.0 million was released from escrow to us as the bonding company reduced its security requirements. The remaining amount of $2.0 million was deposited at the closing of the acquisition with payment to the former owners of GPS dependent on the financial performance of GPS for the twelve months ended December 31, 2007. During the fiscal year ended January 31, 2009, payment of the remaining $2.0 million was made to the former owners as the earnings before interest, taxes, depreciation and amortization (“EBITDA”) of GPS for the twelve months ended December 31, 2007, as defined in the acquisition agreement, was more than the required amount of $12.0 million.
Private Sales of Common Stock
In July 2008, we completed a private placement sale of 2.2 million shares of our common stock to investors at a price of $12.00 per share that provided net proceeds of approximately $25 million. The proceeds provide cash in support of our current and future energy plant construction projects and may be required to provide additional collateral for bonding associated with future projects. Some portion of the proceeds may also be used in the financing of future acquisitions. On December 8, 2006, we completed a private offering of approximately 2,853,000 shares of common stock at a price of $3.75 per share for aggregate proceeds of $10.7 million. The proceeds were used in the purchase of GPS. On May 4, 2006, we completed a private offering of 760,000 shares of common stock at a price of $2.50 per share for aggregate proceeds of $1.9 million. We used $1.8 million of the proceeds to pay down an equal amount of the subordinated note due Kevin Thomas, the former owner of VLI. The remainder of the proceeds was used for general corporate purposes.

Financing Arrangements
We have financing arrangements with the Bank of America (the “Bank”). The financing arrangements, as amended, provided a 4-year term loan used in the acquisition of GPS in the amount of $8.0 million ($2.0 million of this loan was deposited into an escrow account at the Bank as discussed above), with interest at LIBOR plus 3.25%, and a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2011, with interest at LIBOR plus 3.25%. The amended financing arrangements also covered a 3-year term loan in the amount of $1.5 million with interest at LIBOR plus 3.25% that was repaid during the year ended January 31, 2010. In August 2006, we used the $1.5 million in borrowed funds to pay the remaining principal and interest due on the subordinated note with Mr. Thomas.
We may obtain standby letters of credit from the Bank in the ordinary course of business not to exceed $10.0 million for surety bonding. The Company has pledged $5.0 million to the Bank which secures a standby letter of credit issued by the Bank on behalf of Argan for the benefit of Travelers Casualty and Surety Company of America in connection with the bonding facility provided to GPS.
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
The amended financing arrangements contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. We believe that the Company will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of all outstanding senior debt. At January 31, 2010, the Company was in compliance with the financial covenants of its amended financing arrangements.
Power Industry Services
The extensive design, construction, start-up and operating experience of our power industry services business has grown with the completion of projects for more than 70 facilities representing over 9,000 megawatts (“MW”) of power-generating capacity. Power projects have included combined-cycle cogeneration facilities, emergency peaking plants, boiler plant construction and renovation efforts, and utility system maintenance. We have also broadened our experience into the rapidly growing renewable energy industry by providing engineering, procurement and construction services to the owners of wind plants and other alternative power energy facilities. The durations of our construction projects are usually one to three years. During the past three years, we completed construction of four biodiesel production plants in Texas, the construction of a natural gas-fired power plant in California, the construction of an electricity peaking facility in Connecticut, and the expansion of a wind-energy farm in Illinois. The net revenues of GPS, which represent our power industry services business segment, were $209.8 million for the fiscal year ended January 31, 2010, or 90.3% of our consolidated net revenues for the year.
In May 2008, we announced that GPS signed an engineering, procurement and construction agreement with Pacific Gas & Electric Company (“PG&E”) in the amount of $340 million for the design and construction of a natural gas-fired power plant in Colusa, California. This energy plant is designed to be a 640 megawatt combined cycle facility and construction is expected to be completed during the year ending January 31, 2011.
In October 2008, we announced that GPS signed an engineering, procurement and construction agreement and received a limited notice to proceed from Competitive Power Ventures Inc. (“CPV”) to design and build the Sentinel Power Project. This project, valued at $211 million, consists of eight simple cycle gas-fired peaking plants with a total power rating of 800 megawatts to be located in southern California. The project is currently expected to be completed during the fiscal year ending January 31, 2013. CPV has a power supply agreement with Southern California Edison.
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

In June 2008, the Company announced that GPS had entered into a business partnership with Invenergy Wind Management, LLC for the design and construction of wind-energy farms located in the United States and Canada. The business partners each owned 50% of the new company, Gemma Renewable Power, LLC (“GRP”). GRP provides engineering, procurement and construction services for new wind farms generating electrical power including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades. During the year ended January 31, 2010, GRP completed a wind-farm expansion project in Illinois with a contract value of approximately $47 million and was awarded a contract for the design, engineering and construction of a 90 megawatt wind energy project in Kittitas County, Washington, including the installation of sixty (60) wind turbines with a value of approximately $33 million. We have received a limited notice to proceed with this project. In December 2009, we acquired the remaining 50% ownership interest and GRP became a wholly-owned subsidiary of GPS.
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
Competition
GPS competes with numerous large and well capitalized private and public firms in the construction and engineering services industry. These competitors include SNC-Lavalin Group, Inc., a diversified Canadian construction and engineering firm with over 21,000 employees generating over $5.7 billion in annual revenues; CH2M HILL Companies, Ltd., a worldwide professional engineering services firm with approximately 24,000 employees and with annual revenues of approximately $5.5 billion; Foster Wheeler AG., an international provider of engineering and construction services and steam generation products with over 13,000 employees and with annual revenues exceeding $5.0 billion; Shaw Group Inc., a diversified firm with approximately 28,000 employees providing consulting, engineering, construction and facilities management services and with annual revenues of approximately $7.2 billion; and Fluor Corporation, an international engineering, procurement, construction and maintenance company with over 36,000 employees and approximately $22.0 billion in annual revenues. Other large competitors in this industry include Granite Construction Incorporated and business units of URS Corporation and EMCOR Group, Inc. GPS also may compete with regional construction services companies in the markets where projects are located.
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
Customers
GPS recognized approximately 96.5% and 54.3% of its net revenues under contracts with PG&E for the fiscal years ended January 31, 2010 and 2009, respectively. The annual net revenues related to PG&E represented approximately 87.2% and 49.7% of our consolidated net revenues for the fiscal years ended January 31, 2010 and 2009, respectively. One other significant customer of the power industry services business for the year ended January 31, 2009 represented approximately 43.9% of the net revenues of this business segment for the year, and represented approximately 40.2% of our consolidated net revenues for the year. In the aggregate, four significant customers of the power industry services business represented approximately 90.7% of its net revenues for the year ended January 31, 2008. Individually, the four customers represented approximately 30.0%, 25.4%, 20.1% and 15.3% of the net revenues of this business segment for the year ended January 31, 2008, respectively, and they represented approximately 26.2%, 22.1%, 17.5% and 13.3% of our consolidated net revenues for the year, respectively.
Contract Backlog
Contract backlog represents the total accumulated value of projects awarded less the amount of net revenue recognized to date on contracts at a specific point in time. We believe contract backlog is an indicator of future net revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and the future revenues of GPS. At January 31, 2010, the Company had power industry service contracts for the construction of three facilities, representing a total contract backlog of $300 million compared to a total contract backlog of $456 million at January 31, 2009.

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
Telecommunications Infrastructure Services
Through SMC, we provide telecommunications infrastructure services to our regional customers. The services include the structuring, cabling, terminations and connectivity that provide the physical transport for high speed data, voice, video and security networks. We provide both inside plant and outside plant cabling services. The net revenues of SMC, which represent our telecommunications infrastructure services business segment, were $8.5 million for the fiscal year ended January 31, 2010, or 3.7% of our consolidated net revenues for the year.
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

Customers
The most significant customers of SMC for the fiscal year ended January 31, 2010 were Electronic Data Systems Corporation (“EDS”), Southern Maryland Electrical Cooperative (“SMECO”) and Verizon Communications, Inc. (“Verizon”). In total, SMC recognized approximately 69.2% of its net revenues for the fiscal year ended January 31, 2010 under contracts with these customers. However, none of SMC’s customers accounted for net revenues in excess of 10% of our consolidated net revenues for the fiscal years ended January 31, 2010, 2009 or 2008.
Contract Backlog
A major share of SMC’s revenue-producing activity is performed pursuant to work orders authorized by customers under master agreements. For example, a substantial number of the projects completed for EDS, SMECO and Verizon are completed under the terms of master agreements that include pre-negotiated labor rates or line item prices. At January, 31, 2010 and 2009, the values of unfulfilled work orders, customer purchase orders and the values of projects expected to be completed under current contracts were approximately $1.9 million and $5.0 million, respectively.
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
Nutritional Products
Through VLI, we provide research, development and contract manufacturing services focused on producing premium nutritional supplements, vitamins, and whole-food dietary supplements. These products, included in a separate category of foodstuffs called nutraceuticals, provide health benefits beyond standard nutrition such as positive physiological effects or the prevention or amelioration of chronic disease. Net revenues of the nutritional products business segment were approximately $14.0 million for the year ended January 31, 2010, representing 6.0% of consolidated net revenues.
VLI has received an “A” rating from the Natural Products Association (“NPA”) for its compliance with Good Manufacturing Practices (GMP), a certification that has been awarded to less than 1% of the 7,500 members of NPA. Our manufacturing capabilities include primarily full liquid production and powder production and blending. We typically arrange for the production of softgel and sublingual supplements with third parties. We believe that we are also one of the few vitamin manufacturers to offer homeopathic manufacturing and pasteurization. Our quality assurance program extends to all of our manufacturing processes including raw material selection, testing, FDA label compliance, and the maintenance of clinical lab conditions and advanced climate control. Quality control practices include a variety of techniques including in-process sampling, finished product inspections, stability studies and certified ingredient analyses. VLI strives to respond quickly and ably to new or changing customer product requirements. It is dedicated to the timely delivery of superior, high quality nutraceutical products.
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
Customers include brand merchandisers; network marketers; and catalog, internet, and infomercial distributors. These customers market VLI’s products under various brand names directly to consumers, distributor networks or through vitamin/health food stores, pharmacies, mass merchandisers, and major retailers. Net revenues from the sale of products to the five largest customers of VLI represented approximately 74.4% of VLI’s net revenues for the current year. The loss of any one of these customers could have a material adverse effect on this business. However, none of VLI’s customers represented net revenues in excess of 10% of our consolidated net revenues for the years ended January 31, 2010, 2009 or 2008.
Raw Materials
Raw materials used in VLI’s products consist of herbal botanicals, minerals, nutrients, adaptogen extracts, and flavorings in dry powder and/or liquid form, capsules, finished pills and tablets and packaging components necessary for distribution of finished products. We purchase the raw materials and components from manufacturers in the United States and foreign countries. Although we purchase materials from reputable suppliers, we continuously evaluate and test samples, obtain certificates of analysis, material safety data sheets, and supporting research and documentation of active and inactive ingredients. We have not experienced difficulty in obtaining adequate sources of supply, and generally a number of suppliers are available for most raw materials. Although we cannot assure that adequate sources will continue to be available, we believe we should be able to secure sufficient raw materials in the future.
Order Backlog
Customers submit purchase orders to VLI that schedule the delivery of certain quantities of specified products at pre-negotiated prices. Typically, the product deliveries are scheduled for dates that are within 3 to 4 months from the date of the order. At January, 31, 2010 and 2009, the values of unfulfilled purchase orders that we believe to be firm were approximately $2.3 million and $1.5 million, respectively.
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

Safety, Risk Management, Insurance and Performance Bonds
We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. GPS and SMC each have an experienced full time safety director committed to ensuring a safe work place, as well as compliance with applicable contracts, insurance and local and environmental laws.
Contracts in the power and telecommunication infrastructure services industries may require performance bonds or other means of financial assurance to secure contractual performance. If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers. We have a $5.0 million irrevocable letter of credit in place as collateral to support a bonding commitment.
Employees
The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. In addition, for the completion of specific construction projects, we may employ union craft workers. At January 31, 2010, we had approximately 947 employees, all of whom were full-time including approximately 680 union members. We believe that our employee relations are good.
Materials Filed with the Securities and Exchange Commission
The public may read any materials that we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov. We maintain a website on the Internet at www.arganinc.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.
Copies of our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC without charge upon written request to:
Argan, Inc.
Attention: Corporate Secretary
One Church Street, Suite 201
Rockville, Maryland 20850
(301) 315-0027

ITEM 1A. RISK FACTORS.
Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in a challenging economic environment, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, and potential fluctuations in quarterly operating results, among other risks. Before investing in our securities, please consider the risks summarized in this paragraph and those risks discussed below. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.
General Risks Relating to Our Company
The weak economic recovery may result in reduced demand for our products and services, and may cause our financial position to deteriorate.
Our customers may be impacted by the weak economic recovery in the U.S. from a depressed housing market, constraints in the credit market and high unemployment. They may delay, curtail or cancel proposed and existing projects; thus decreasing the overall demand for our products and services and adversely impacting our liquidity. In addition, project owners may continue to experience difficulty in raising capital for the construction of power-generation plants and renewable fuel production facilities due to substantial limitations on the availability of credit and other uncertainties in the credit markets. Customers may be reluctant to establish new supply relationships as the condition of the economy causes demand for their products to be weak. In general, if overall economic conditions do not improve steadily, the demand for our products and services may be adversely affected. In addition, certain customers may find it increasingly difficult to pay invoices for our products and services on a timely basis, which could lead to an increase in our accounts receivable and/or to increased write-offs of uncollectible invoices. Any inability to collect our invoices when due could have adverse impacts on our future results of operations and liquidity.
We have incurred losses in the past; we may experience additional losses in the future.
The Company has incurred losses in the past. Although we reported consolidated net income of approximately $7.0 million and $10.0 million for our fiscal years ended January 31, 2010 and 2009, we incurred a net loss of approximately $3.2 million for the fiscal year ended January 31, 2008. Additional future losses may occur in one or more segments of our business. If net losses were to recur, we could experience cash flow and liquidity shortfalls having adverse affects on our ability to successfully execute our business plans.
Our dependence on one or a few customers could adversely affect us.
The size of the energy plant construction projects of our power industry services segment frequently results in one or a few project owners contributing a substantial portion of our consolidated net revenues as described in Note 18 to our consolidated financial statements. In addition, our telecommunications infrastructure business has been based to a significant degree on our relationships with three primary customers and the net sales of our nutritional products business are derived from orders placed by a few key customers. Similarly, our backlog of business at any time frequently reflects contracts and unfilled purchase orders received from only a few major customers. Should we fail to replace projects that are completed by GPS with new projects or should we lose any one of the few key customers of SMC or VLI, future net revenues and profits may be adversely affected.
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
We are a holding company with no operations other than our investments in GPS, SMC, and VLI. The successful execution of our overall business plan could be based, in part, on our making additional acquisitions and/or investments that would provide positive cash flow to us and value to our stockholders. Additional companies meeting these criterion, and that provide products and/or services to growth industries and are available for purchase at attractive prices may be difficult to find. Further, efforts to conduct due diligence investigations of attractive target companies and to negotiate acquisition and related agreements may not be successful.
For example, during the current year, we announced that we had signed a nonbinding letter of intent to purchase United American Steel Constructors, Inc. (“UNAMSCO”), a private company operating affiliated construction companies specializing in the erection of steel structures. UNAMSCO reported annual revenues of approximately $84 million for its fiscal year ended December 31, 2008 with solid margins. However, after a multi-month period of due diligence and negotiation, the discussions were discontinued and the parties mutually terminated the related nonbinding letter of intent on February 16, 2010.
We cannot readily predict the timing or size of our acquisition efforts and therefore the capital we will need for these efforts. However, it is likely that any potential future acquisition or strategic investment transaction would require the use of cash and/or shares of our common stock as components of the purchase price. Using cash for acquisitions may limit our financial flexibility and make us more likely to seek additional capital through future debt or equity financings. Our ability to obtain such additional financing in the future may depend upon prevailing capital market conditions, the strength of our future operating results and financial condition as well as conditions in our business; and those factors may affect our efforts to arrange additional financing on terms that are acceptable to us. Our ability to use shares of our common stock as future acquisition consideration may be limited by a variety of factors, including the future market price of shares of our common stock and a potential seller’s assessment of the liquidity of our common stock. If adequate funds or the use of our common stock are not available to us, or are not available on acceptable terms, we may not be able to take advantage of acquisitions or other opportunities, to make future investments, or to respond to competitive challenges.
We have pledged the majority of our assets to secure our financing arrangements with Bank of America (the “Bank”). The Bank’s consent is required for acquisitions, divestitures, the participation in joint ventures and certain other investments. There can be no assurance that our Bank will consent to future transactions. If we are unable to obtain such consents, our ability to consummate acquisitions, to make investments or to enter into other arrangements for the purpose of growing our business may be limited.

We may not be able to comply with certain of our debt covenants which may interfere with our ability to successfully execute our business plan.
The financing arrangements with our Bank require that we maintain compliance with certain financial covenants at each fiscal quarter-end and include an acceleration clause which allows the Bank to declare amounts outstanding under the debt arrangements due and payable if it determines in good faith that a material adverse change has occurred in our financial condition or that of any of our subsidiaries.
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
When we acquire a business, we record goodwill equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the net assets of the acquired business. Generally accepted accounting principles require that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. The balances of goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead must be tested at least annually for impairment. The amounts of intangible assets that do have finite lives are amortized over their useful lives. However, should poor performance or other conditions indicate that the carrying value of a business or long-lived asset may have suffered impairment, a determination of fair value is required to be performed in the period that such conditions are noted. If the carrying value of a business or of an individual purchased intangible asset is found to exceed the corresponding fair value, an impairment loss is recorded. The aggregate carrying amount of goodwill, other purchased intangible assets with indefinite lives and long lived purchased intangible assets included in our consolidated balance sheet as of January 31, 2010 was approximately $21.7 million, or approximately 18.1% of total consolidated assets and 24.6% of consolidated net assets.
We perform annual impairment assessments of the carrying values of goodwill and other indefinite-lived intangible assets as of November 1. Assessments of these assets as well as our long-lived assets may be conducted more frequently if we identify indications of impairment. We completed a series of impairment assessments at different points over the last three years and recorded impairment losses reflecting the declining financial performances of VLI and SMC. The aggregate impairment losses relating to goodwill, other purchased intangible assets and the fixed assets of these businesses were $3.1 million and $6.8 million in the fiscal years ended January 31, 2009 and 2008, respectively. These losses were reflected in the reported consolidated operating results for the corresponding fiscal years and essentially eliminated the carrying values of the corresponding assets. Should the operating results of GPS or any future acquired company experience unexpected deterioration, we could be required to record additional significant impairment losses related to purchased intangible assets. Impairment losses, if any, would be recognized as operating expenses and would adversely affect future profitability.

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
To prepare consolidated financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. For example, we may recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:
•	the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims;

•	the valuation of assets acquired and liabilities assumed in connection with business combinations;

•	the value of goodwill and recoverability of other purchased intangible assets;

•	provisions for income taxes and related valuation allowances;

•	accruals for estimated liabilities, including litigation reserves;

•	provisions for uncollectible receivables, obsolete and overstocked inventories, and recoveries of costs from subcontractors, vendors and others; and

•	the valuation of stock-based compensation expense.
Our actual business and financial results could differ from those estimates, which may reduce our profits.
Our employees work on projects that are inherently dangerous and a failure to maintain a safe work site could result in significant losses.
We often work on large-scale and complex projects, frequently in geographically remote locations. Our project sites can place our employees and others near large and/or mechanized equipment, moving vehicles, dangerous processes or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation. Often, we are responsible for safety on the project sites where we work. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our Company. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability, and adversely impact our ability to obtain projects in the future.

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
The operations of our power industry services business conducted by GPS represent a significant portion of our net revenues and profits. The net revenues of this business segment were $209.8 million for the fiscal year ended January 31, 2010, representing 90.3% of consolidated net revenues. Income from these operations for the current fiscal year was $14.4 million. Consolidated income from operations for the current year was $8.6 million, reflecting the operating loss incurred by our nutritional products business and corporate expenses. Our inability to successfully manage and grow our power industry services business will adversely affect our consolidated operating results and financial condition.
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
At any time, GPS has a limited number of construction contracts. For example, one customer represented approximately 96.5% of the net revenues of the power industry services business for the fiscal year ended January 31, 2010. Should any unexpected suspension, termination or delay of the work under such contracts occur, our results of operations may be materially and adversely affected.

Our backlog is subject to unexpected adjustments, delays and cancellations, and may be an uncertain indicator of future net revenues.
As of January 31, 2010, our construction contract backlog was approximately $300 million including approximately $210 million related to the Sentinel Project that was awarded to GPS by CPV in July 2008. We expect that our performance of the work contemplated by the contract backlog of GPS will earn a substantial portion of this potential source of net revenues in the fiscal year ending January 31, 2011. However, GPS has received only a limited notice to proceed on the Sentinel Project. Projects may remain included in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog that could reduce the dollar amount of our backlog and the net revenues and profits that we actually earn. We cannot guarantee that the net revenues projected based on our backlog at January 31, 2010 will be realized or profitable.
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
Note 12 to our accompanying consolidated financial statements describes a matter which includes a claim in the approximate amount of $6.8 million that a subcontractor has made against a payment bond issued on our behalf related to a cancelled construction project. Assurance cannot be provided that we will be successful in defending against this claim. It is reasonably possible that resolution of the matters discussed above could occur in a manner or with a decision unfavorable to us. Any resulting loss could have a material negative affect on our consolidated results of operations in a future reporting period. No provision for loss, if any, has been recorded in the consolidated financial statements related to this matter as of January 31, 2010. If new facts become known in the future indicating that it is probable that a loss has been incurred by us and the amount of loss can be reasonably estimated by us, the impact of the change will be reflected in the consolidated financial statements at that time.
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
Traditional gas-fired power plants have been constructed typically by large utility companies. However, to a large extent, the construction of new energy plants, including alternative and renewable energy facilities, is conducted by private investment groups. For example, investors in the ownership of certain biodiesel plants constructed by us included The Carlyle Group and Goldman Sachs. The owner of the Sentinel project described above is Competitive Power Ventures, Inc. which is owned by Warburg Pincus, certain individual investors and members of its management team. The challenge for these types of project owners to secure and maintain financing in the midst of the current credit crisis continues to be significant. Should debt financing for the construction of new energy facilities, including alternative or renewable energy plants, not be available, investors may not be able to invest in such projects, thereby adversely affecting the likelihood that GPS or GRP will obtain contracts to construct such plants.
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
Current or future market conditions, changes in our surety’s assessment of its own operating and financial risk or larger future projects could cause our surety company to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety company were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, joint venturing with other construction firms, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit, or cash. We may be unable to make alternative arrangements in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption, reduction or other alteration in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

As we bear the risk of cost overruns in the completion of our construction contracts, we may experience reduced profits or, in some cases, losses under these contracts if actual costs exceed our estimates.
We conduct our business under various types of contractual arrangements including fixed price contracts. We bear a significant portion of the risk for cost overruns on these types of contracts where contract prices are established in part on cost and scheduling estimates. Our estimates may be based on a number of assumptions about future economic conditions and the future prices and availability of labor, equipment and materials, and other exigencies. From time to time, we may also assume a project’s technical risk, which means that we may have to satisfy certain technical requirements of a project despite the fact that at the time of project award, we may not have previously produced the system or product in question. Unexpected or increased costs may occur due to the following factors among others:
•	shortages of skilled labor, materials and energy plant equipment including power turbines;
•	unanticipated escalation in the price of construction commodities;
•	unscheduled delays in the delivery of ordered materials and equipment;
•	engineering problems, including those relating to the commissioning of newly designed equipment;
•	declines in the productivity of construction workers;
•	work stoppages;
•	weather interference;
•	inability to develop or non-acceptance of new technologies to produce alternative fuel sources; and
•	the difficulty in obtaining necessary permits or approvals.
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
We currently generate, and expect to continue to generate, a significant portion of our net revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for these fixed price contracts. Although historically we have been able to estimate costs accurately, the cost of labor and materials may, from time to time, vary from costs originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual net revenues and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.
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
VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed six months including extended periods of product testing and acceptance. Accordingly, we do not expect this business to recover quickly despite the existence of new business prospects. Further, the loss of any existing customers or unexpected reductions in the levels of sales to such customers would exacerbate the negative and material effects of the business reductions experienced since fiscal year 2006.
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
Our business strategy calls for the strategic acquisition of other businesses. In connection with our acquisitions of GPS and VLI, among other consideration, we issued approximately 3,667,000 and 1,785,000 shares of our common stock, respectively, to the sellers of the businesses. In addition, we issued approximately 2,853,000 shares of our common stock in our December 2006 private placement. The proceeds from this offering were used in funding the cash consideration portion of the purchase price of GPS. In July 2008, we issued 2,200,000 shares in a private placement transaction. In the aggregate, the number of shares issued pursuant to these transactions represents approximately 77% of our outstanding shares of common stock as of January 31, 2010. We anticipate that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings.

Our officers, directors and certain key employees have substantial control over Argan, Inc.
As of January 31, 2010, our executive officers and directors as a group owned approximately 14.6% of our voting shares (giving effect to an aggregate of 358,224 shares of common stock that may be purchased upon the exercise of warrants and stock options held by our executive officers and directors (and deemed exercisable at January 31, 2010) and 1,323,270 shares beneficially held in the name of MSR Advisors, Inc. and affiliates for which one of our directors is President). In addition, another 57.9% of our voting shares were owned by William F. Griffin, Jr. (a former owner of GPS), by Allen & Company entities and by three unaffiliated stockholders. Therefore, this small group of stockholders may have significant influence over corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may substantially influence the election of directors and other actions requiring stockholder approval.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
We occupy our corporate headquarters in Rockville, Maryland, under a lease that expires on February 28, 2014 covering 2,521 square feet of office space. The headquarters of GPS, located in Glastonbury, Connecticut, is occupied pursuant to a lease that expires in October 2012 and that covers 8,304 square feet of office space. The offices of GRP, a wholly-owned subsidiary of GPS, are occupied pursuant to a lease that expires in September 2011 covering 4,412 square feet of office space located in Rocky Hill, Connecticut. The operations of VLI are located in Naples, Florida, and occupy four leased facilities, three pursuant to leases with terms that will expire on February 28, 2012, and one under a monthly lease. The four buildings of VLI include approximately 26,000 square feet of warehouse space; approximately 10,000 square feet of manufacturing space; approximately 8,000 square feet of office space; and approximately 1,000 square feet of laboratory space. SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expires on December 31, 2011 and that includes extension options available through December 31, 2019. The SMC facility includes approximately four acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. SMC also utilizes one storage and staging lot in St. Mary’s County, Maryland, under a lease that expires in December 2011, and another similar lot in Charles County, Maryland, under a lease with a remaining term of less than one year.
The operations of GPS and SMC in the field may require us to occupy facilities on customer premises or job sites. Accordingly, we may rent local construction offices and equipment storage yards under arrangements that are temporary in nature. These costs are expensed as incurred and are included in cost of revenues.
ITEM 3. LEGAL PROCEEDINGS.
Included in Note 12 to the accompanying consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K is a discussion of specific legal proceedings for the year ended January 31, 2010.
In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.
ITEM 4. [REMOVED AND RESERVED]

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
In August 2007, our common stock was approved for listing on the NYSE Amex stock exchange (formerly the American Stock Exchange) and commenced trading under the symbol AGX. Prior to the listing on the American Stock Exchange, the common stock traded over-the-counter under the symbol AGAX.OB.
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
The table below sets forth the high and low closing prices for our common stock on the NYSE Amex stock exchange for our fiscal quarters commencing with the third quarter ended October 31, 2007.

	High Close	Low Close

Fiscal Year Ended January 31, 2008
3rd Quarter (commencing August 22, 2007)	$10.25	$7.55
4th Quarter	13.39	9.94

Fiscal Year Ended January 31, 2009
1st Quarter	$14.65	$11.35
2nd Quarter	18.01	11.95
3rd Quarter	17.16	11.64
4th Quarter	12.52	8.50

Fiscal Year Ended January 31, 2010
1st Quarter	$15.15	$11.37
2nd Quarter	16.00	11.65
3rd Quarter	14.88	12.11
4th Quarter	14.70	12.00

Fiscal Year Ending January 31, 2011
1st Quarter (through April 9, 2010)	$16.10	$13.00
As of April 9, 2010, we had approximately 149 stockholders of record.
To date, we have not declared or paid cash dividends to our stockholders. We have no plans to declare and pay cash dividends in the near future as we plan to use the Company’s working capital on growing our business operations.

Equity Compensation Plan Information
The following table sets forth certain information, as of January 31, 2010, concerning securities authorized for issuance under warrants and options to purchase our common stock.

	Number of	Weighted-	Number of
	Securities	Average Exercise	Securities
	Issuable under	Price of	Remaining
	Outstanding	Outstanding	Available for
	Warrants and	Warrants and	Future Issuance
	Options	Options	(2)

Equity Compensation Plans Approved by the Stockholders (1)	497,224	$10.27	412,250

Equity Compensation Plans Not Approved by the Stockholders	—	—	—

Totals	497,224	$10.27	412,250

(1)
Approved plans include the Company’s 2001 Stock Option Plan (“the “Option Plan”). As of January 31, 2010, a total of 1,150,000 shares of our common stock had been authorized for issuance under the Option Plan by the stockholders.

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
In connection with the Company’s private placement offering of our common stock that occurred in April 2003, we also issued warrants to purchase 230,000 shares of common stock to various parties. Included were (1) warrants to purchase an aggregate of 180,000 shares of common stock that were issued to three individuals (including the current CEO and CFO) who became executive officers of the Company upon completion of the offering, and (2) warrants to purchase 50,000 shares of common stock that were issued to MSR Advisors, Inc. (one of the members of our Board of Directors is the President of MSR Advisors, Inc.). The purchase price per share of common stock under all of these warrants is $7.75 and the warrants expire in December 2012. As of January 31, 2010, warrants to purchase 166,000 shares of common stock were outstanding.
Recent Sales of Unregistered Securities
None.

Stock Price Performance Graph
The following graph compares the cumulative total stockholder return on our common stock from January 31, 2005 through January 31, 2010, with the cumulative return on (i) the Russell 2000 Stock Index which includes us and (ii) the Dow Jones US Heavy Construction TSM Index which includes other power industry construction service providers. The historical information set forth below is not necessarily indicative of future performance.
The cumulative return amounts over the five-year period ended January 31, 2010 reflected in the stock price performance graph presented above are as follows:

	Fiscal Year Ended January 31,
	2005	2006	2007	2008	2009	2010

Argan, Inc.	$100.00	$41.59	$109.73	$200.71	$198.94	$251.33
Dow Jones US Heavy Construction TSM	$100.00	$173.21	$186.66	$282.76	$142.90	$168.22
Russell 2000	$100.00	$118.89	$131.31	$118.45	$74.81	$103.10
The information included under the heading “Stock Price Performance Graph” in Item 5 of this Annual Report on Form 10-K is “furnished” and not “filed” and shall not be deemed to be “soliciting material” or subject to Regulation 14A, shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act.

ITEM 6. SELECTED FINANCIAL DATA.
The following selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the notes thereto, and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended January 31,
Statement of Operations Data (1)	2010	2009	2008	2007	2006

Net revenues	$232,330,000	$220,926,000	$206,776,000	$68,867,000	$28,452,000

Gross profit	$23,481,000	$32,885,000	$21,585,000	$10,250,000	$6,067,000
Selling, general and administrative expenses	14,867,000	14,858,000	18,983,000	9,863,000	7,469,000
Impairment losses	43,000	3,134,000	6,826,000	—	6,497,000

Income (loss) from operations	8,571,000	14,893,000	(4,224,000)	387,000	(7,899,000)
Equity in the earnings of GRP (2)	1,288,000	507,000	—	—	—
Gain from bargain purchase (2)	877,000	—	—	—	—
Other (expense) income, net	(76,000)	1,345,000	2,612,000	(411,000)	(2,531,000)

Income (loss) from operations before income taxes	$10,660,000	$16,745,000	$(1,612,000)	$(24,000)	$(10,430,000)

Net income (loss)	$7,040,000	$10,019,000	$(3,205,000)	$(113,000)	$(9,508,000)

Net income (loss) per common share
Basic	$0.52	$0.80	$(0.29)	$(0.02)	$(2.76)

Diluted	$0.51	$0.78	$(0.29)	$(0.02)	$(2.76)

	As of January 31,
Balance Sheet Data	2010	2009	2008	2007	2006

Assets
Cash and cash equivalents	$66,009,000	$74,666,000	$66,827,000	$25,393,000	$5,000

Total current assets	$95,231,000	$107,752,000	$116,250,000	$81,334,000	$8,356,000
Total noncurrent assets	25,042,000	27,412,000	29,613,000	40,205,000	15,266,000

Total assets	$120,273,000	$135,164,000	$145,863,000	$121,539,000	$23,622,000

Liabilities and Stockholders’ Equity
Current portion, long-term debt	$1,833,000	$2,301,000	$2,581,000	$2,586,000	$421,000
Other current liabilities	30,034,000	51,902,000	97,166,000	65,833,000	6,419,000

Total current liabilities	31,867,000	54,203,000	99,747,000	68,419,000	6,840,000
Long term debt, less current portion	—	1,833,000	4,134,000	6,715,000	3,468,000
Other noncurrent liabilities	38,000	22,000	116,000	1,894,000	1,628,000

Total liabilities	31,905,000	56,058,000	103,997,000	77,028,000	11,936,000
Total stockholders’ equity	88,368,000	79,106,000	41,866,000	44,511,000	11,686,000

Total liabilities and stockholders’ equity	$120,273,000	$135,164,000	$145,863,000	$121,539,000	$23,622,000

(1)	Includes the results of operations of acquired companies following their respective dates of acquisition (see Note 1 to the accompanying consolidated financials statements).

(2)	Represents income related to our investment in Gemma Renewable Power, LLC (see Note 8 to the accompanying consolidated financial statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2010, and the results of operations for the years ended January 31, 2010, 2009 and 2008, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K.
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this Annual Report on Form 10-K that may constitute “forward-looking statements”. The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future net revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2010 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
Overview and Outlook
For the fiscal year ended January 31, 2010, consolidated net revenues were $232.3 million which represented an increase of $11.4 million, or 5.2%, over net revenues of $220.9 million for the prior year. Net income for the fiscal year ended January 31, 2010 was $7.0 million, or $0.51 per diluted share. We reported net income of $10.0 million, or $0.78 per diluted share, for the fiscal year ended January 31, 2009.
The increase in net revenues between years was due primarily to increases in the net revenues of the power industry services and nutritional products businesses, which represented 90.3% and 6.0% of consolidated net revenues for the current fiscal year, respectively. Primarily due to the completion of a substantial portion of the contract to construct a power generation facility in California, the contract backlog of GPS decreased to $300 million at January 31, 2010 from $456 million at January 31, 2009.
Income from operations decreased by $6.3 million in the fiscal year ended January 31, 2010 to $8.6 million from $14.9 million in the year ended January 31, 2009 reflecting a $12.4 million decline in the gross profit of the power industry services business partially offset by improvements in the gross profit of the nutritional products and telecommunications infrastructure services businesses which totaled approximately $2.7 million. Income from operations for the current year results also benefited from a $3.1 million decrease between years in impairment losses.
Income before income taxes decreased by $6.0 million in the current year to $10.7 million from $16.7 million last year due primarily to the $6.3 million decrease in income from operations discussed above and a $1.6 million reduction in income earned from the investment of cash balances. Late in the current year, we acquired the remaining 50% ownership interest in Gemma Renewable Power, LLC (“GRP”) and GRP became our wholly-owned subsidiary. During the current year, we benefited from a $781,000 increase in the amount of our equity in the earnings of GRP and a gain on the bargain purchase of the net assets of GRP in the amount of $877,000.

Cash and cash equivalents decreased by $8.7 million during the current year to $66.0 million at January 31, 2010. Despite reporting net income of $7.0 million for the year ended January 31, 2010, our operating activities used $13.0 million cash. We also used cash to reduce our long-term debt by $2.3 million to a balance of $1.8 million. This long-term debt amount represented only 2.1% and 1.5% of total stockholders’ equity and consolidated total assets as of January 31, 2010, respectively. Our business is not capital equipment intensive. Although our businesses made capital expenditures totaling $199,000 in the current year, the balance of net fixed assets represented only 1.3% of consolidated total assets at January 31, 2010. The acquisition of GRP provided net cash of approximately $6.0 million for the current year. We also received total cash proceeds of $737,000 during the year ended January 31, 2010 from the sale of common stock pursuant to the exercise of stock options and warrants.
Including the performance of work on projects included in the contract backlog of GPS at January 31, 2010 and expected to be awarded during the year ending January 31, 2011, we expect to continue the growth of the Company’s consolidated net revenues in the next fiscal year and to report operating results that are profitable and that include net cash provided by operations.
However, current economic conditions in the U.S., which reflect a weak recovery from last year’s recession and continued disruptions in the credit markets, could adversely affect our results of operations in future periods, particularly if the depressed state of the construction industry is prolonged or if the continuing government efforts to stabilize financial institutions, to restore order to credit markets, to stimulate spending and to reduce high unemployment are not effective. The current instability in the financial markets may make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. As a result, we may encounter increased levels of deferrals and delays related to new construction projects in the future. Difficulty in obtaining adequate financing due to the unprecedented disruption in the credit markets may significantly increase the rate at which our customers defer, delay or cancel proposed new construction projects. The deferral, delay or cancellation of existing or proposed projects could result in a decrease in the overall demand for our services, adversely impacting our results of operations and weakening our financial condition.
We anticipate that the increased political focus on energy independence and the negative environmental impact of fossil fuels may spur the development of alternative and renewable power facilities which should result in new power facility opportunities for us in the future. More than half of the states have adopted formal green-energy goals and federal support for infrastructure spending remains strong. An energy infrastructure renewal program was included in the U.S. Government economic stimulus package, making funds available for water and energy projects and including tax incentives to encourage capital investment in renewable energy sources.
Moreover, we continue to observe renewed interest in gas-fired generation as electric utilities and independent power producers look to diversify their generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to the completion of more sizeable or controversial projects, will stimulate renewed demand for gas-fired power plants. As described above, both the Colusa and Sentinel power projects are gas-fired electricity-generation plants. While it is unclear what the impact of current economic conditions might have on the timing or financing of such future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the U.S. and believe our capabilities and expertise will position us as a market leader for these projects.
In summary, it is uncertain what impacts the general economic conditions and the aftereffects of the financial/credit crisis in the U.S. may have on our business. We are continuously alert for effects that may be impacting our business currently and any new developments that may affect us going forward. Moreover, the uncertain economic conditions may impair our visibility to an unusual degree.
Nevertheless, we remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions. However, such forward-looking statements, by their nature, involve risks and uncertainties, and they should be considered in conjunction with the risk factors included in Item 1A of this Annual Report on Form 10-K.

Comparison of the Results of Operations for the Years Ended January 31, 2010 and 2009
The following schedule compares the results of our operations for the years ended January 31, 2010 and 2009. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding year. As analyzed below the schedule, we reported net income of $7.0 million for the fiscal year ended January 31, 2010, or $0.51 per diluted share. For the fiscal year ended January 31, 2009, we reported net income of $10.0 million, or $0.78 per diluted share.

	2010		2009
Net revenues
Power industry services	$209,814,000	90.3%	$202,298,000	91.6%
Nutritional products	13,999,000	6.0%	10,075,000	4.5%
Telecommunications infrastructure services	8,517,000	3.7%	8,553,000	3.9%

Net revenues	232,330,000	100.0%	220,926,000	100.0%

Cost of revenues **
Power industry services	188,983,000	90.1%	169,046,000	83.6%
Nutritional products	13,237,000	94.6%	11,868,000	117.8%
Telecommunications infrastructure services	6,629,000	77.8%	7,127,000	83.3%

Cost of revenues	208,849,000	89.9%	188,041,000	85.1%

Gross profit	23,481,000	10.1%	32,885,000	14.9%
Selling, general and administrative expenses	14,867,000	6.4%	14,858,000	6.7%
Impairment losses	43,000	*	3,134,000	1.5%

Income (loss) from operations	8,571,000	3.7%	14,893,000	6.7%
Interest expense	(184,000)	*	(410,000)	*
Investment income	108,000	*	1,755,000	*
Equity in the earnings of an unconsolidated subsidiary	1,288,000	*	507,000	*
Gain from bargain purchase	877,000	*	—	—

Income from operations before income taxes	10,660,000	4.6%	16,745,000	7.6%

Income tax expense	(3,620,000)	(1.6)%	(6,726,000)	(3.1)%

Net income	$7,040,000	3.0%	$10,019,000	4.5%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
The net revenues of the power industry services business increased by $7.5 million, or 3.7%, to $209.8 million for the year ended January 31, 2010 compared with net revenues of $202.3 million for the prior year due to increased construction activity related to a natural gas-fired combined cycle power plant in California. The net revenues of this business represented 90.3% of consolidated net revenues for the year ended January 31, 2010. This business represented 91.6% of consolidated net revenues for the year ended January 31, 2009. Our energy-plant construction contract backlog was $300 million at January 31, 2010. The comparable construction contract backlog amount was $456 million at January 31, 2009.
The most significant customer of the power industry services business for the year ended January 31, 2010 was a large utility company that represented approximately 96.5% of the net revenues of this business segment for the current year, and represented approximately 87.2% of our consolidated net revenues for the current year. We are constructing the California plant for this customer; construction is expected to be completed within the next twelve months. This customer represented 54.3% of the net revenues of this business segment for the year ended January 31, 2009, and represented 49.7% of our consolidated net revenues for the prior year. The other significant customer of the power industry services business for the year ended January 31, 2009 represented approximately 43.9% of the net revenues of this business and 40.2% of consolidated net revenues for the prior year, respectively. For this customer, we constructed two biofuels refineries located in Texas, one of which was completed in the fourth quarter last year and the other was completed in the current year.

Nutritional Products
The net revenues of the nutritional products business increased by $3.9 million, or 38.9%, to $14.0 million for the year ended January 31, 2010 compared with net revenues of $10.1 million for the prior year. The net revenues of this business represented 6.0% of consolidated net revenues for the year ended January 31, 2010. This business represented 4.5% of consolidated net revenues for the year ended January 31, 2009.
The increase in net revenues between years was primarily due to the sale of products to both new and continuing customers. The total prior year amount of net revenues related to sales of product to lost customers was only $482,000. VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed nine months including extended periods of product testing and acceptance. Business development efforts conducted by VLI have resulted in the addition of the new customers during the current year. The value of unfilled sales orders that we believe to be firm at January 31, 2010 was $2.3 million compared with a value of $1.5 million at January 31, 2009.
Telecommunications Infrastructure Services
The net revenues of the telecommunications infrastructure services business declined slightly to $8.5 million for the year ended January 31, 2010 compared with net revenues of $8.6 million for the prior year. The net revenues of this business represented 3.7% of consolidated net revenues for the year ended January 31, 2010 and 3.9% of consolidated net revenues for the year ended January 31, 2009. Between years, the mix of SMC’s business has changed. Inside premises net revenues represented 52.8% of this segment’s business for the current year representing primarily services provided to government-sector customers. A year ago, inside premises net revenues represented 47.5% of SMC’s business. On the other hand, net revenues provided by outside premises customers, primarily utility firms, declined to 47.2% of this segment’s business for the current year. Last year, outside premises net revenues were approximately 52.5% of SMC’s business.
The range of wiring services that we provide to our inside premises customers includes cable and data rack installation; equipment room and telecom closet design and build-out; raceway design and installation; and cable identification, testing, labeling and documentation. Services provided to our outside plant customers include trenchless directional boring and other underground services, aerial cabling services, and the installation of buried cable and wire communication and electric lines.
Cost of Revenues
Despite the increase in net revenues between years, our overall gross profit declined to $23.5 million for the year ended January 31, 2010 from $32.9 million for the year ended January 31, 2009. As a result, our overall gross profit percentage declined to 10.1% for the current year from 14.9% for the prior year. Most significantly, our gross profit in the prior year was favorably affected by the adjustment to cost of revenues in the net amount of $7.1 million that is discussed below and the recognition in net revenues of incentive fees, totaling approximately $3.2 million, that were earned from the performance of construction services for the biofuels customer discussed above. Gross profit amounts contributed by both VLI and SMC increased between years, by $2.6 million and $462,000, respectively, to $762,000 and $1.9 million, respectively, for the year ended January 31, 2010.
The cost of revenues for the power industry services business of GPS increased in the year ended January 31, 2010 to $189.0 million from $169.0 million for the year ended January 31, 2009 primarily due to the increase in net revenues between the years and the change in the mix of projects under construction. However, the cost of revenues as a percentage of corresponding net revenues also increased to 90.1% for the current year from 83.6% for last year. During the fiscal year ended January 31, 2009, GPS recorded favorable adjustments related to the settlement of accrued amounts on a terminated construction contract that are discussed in Note 17 to the accompanying consolidated financial statements. The adjustments reduced cost of revenues for the fiscal year ended January 31, 2009 by approximately $7.1 million, net of related expenses.
The cost of revenues for the nutritional products business of VLI increased in the year ended January 31, 2010 to $13.2 million from $11.9 million for the year ended January 31, 2009 due primarily to the increase in net revenues. However, the cost of revenues percentage decreased to 94.6% of net revenues for the current year from a percentage of 117.8% for the prior year. Last year, VLI’s net revenues declined substantially compared with the prior year resulting in substantial quantities of overstocked and obsolete inventory. VLI recorded a provision for excess and obsolete inventory of approximately $1.6 million in the year ended January 31, 2009. The inventory obsolescence provision for the current year was $518,000.

Although the net revenues of the telecommunications infrastructure services business declined by only $36,000 between the years, the cost of revenues declined by $498,000 to $6.6 million in the current year from $7.1 million in the prior year. Accordingly, the cost of revenues percentage for the year ended January 31, 2010 declined to 77.8% for the current year from a percentage of 83.3% last year, with the improvement primarily relating to the efficient completion of both inside and outside premises projects during the current year.
Selling, General and Administrative Expenses
The amount of selling, general and administrative expenses was $14.9 million for both the years ended January 31, 2010 and 2009. Amortization expense related to purchased intangible assets decreased by approximately $1.0 million in the current year compared with the prior year as the amortization expense related to the contractual customer relationships of GPS was completed last year and the scheduled amortization of the intangible assets of VLI and SMC was eliminated with the recording of impairment losses related to these assets last year. In addition, legal fees and other costs decreased by approximately $809,000 in the current year compared with the prior year reflecting the settlement of the Thomas litigation as discussed in Note 12 to the accompanying consolidated financial statements. However, total compensation related to salaries, benefits and incentive pay increased between years by approximately $1.5 million, and bad debt expense increased by $165,000 to $294,000 for the current year from $129,000 for the prior year.
Impairment Losses
As discussed in Note 9 to the accompanying consolidated financial statements, we recorded impairment losses last year related to purchased intangible and fixed assets of VLI in the aggregate amount of $2.0 million and related to purchased intangible assets of SMC in the amount of $1.1 million. These amounts were included in the statement of operations for the fiscal year ended January 31, 2009. Impairment analyses performed during the current year resulted in an impairment loss of $43,000 recorded by SMC related to the carrying value of its trade name.
Other Income and Expense
We reported investment income of only $108,000 for the year ended January 31, 2010 compared with investment income of $1.8 million for the year ended January 31, 2009. Our excess cash balances are invested in money market funds. Investment returns have declined as short-term rates of return have dropped substantially over the last year. In addition, the balance of cash and cash equivalents declined as a series of construction projects were completed and work progressed on the substantial project in California during the current year. Interest expense decreased to $184,000 for the year ended January 31, 2010 from $410,000 for the year ended January 31, 2009 as the overall level of debt between the years was reduced.
Last year, GPS formed GRP, a business partnership, which began a construction project to expand a wind farm in LaSalle County, Illinois, with the addition of 74 wind turbines. The project was completed during the current year. The business partners each owned 50% of the new company. Our shares of the earnings of GRP were $1.3 million and $507,000 for the years ended January 31, 2010 and 2009, respectively. In December 2009, we acquired the remaining 50% ownership interest and GRP became a wholly-owned subsidiary of GPS. We recorded a gain of approximately $877,000 in connection with the bargain purchase of the net assets of GRP.
Income Tax Expense
For the year ended January 31, 2010, we incurred income tax expense of $3.6 million reflecting an annual effective income tax rate of approximately 34.0%. The unfavorable effect of state income tax expense was offset by the favorable income tax effects of permanent differences related primarily to the bargain purchase of GRP and the domestic manufacturing deduction.
For the fiscal year ended January 31, 2009, we incurred income tax expense of $6.7 million representing an effective income tax rate of 40.2%. Last year’s effective rate differed from the expected federal income tax rate of 34% due primarily to the effect of state income taxes and the unfavorable net effect of permanent differences, in particular the impairment losses of approximately $1.9 million related to the goodwill of VLI and SMC that were not deductible for income tax reporting purposes.

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

	2009		2008
Net revenues
Power industry services	$202,298,000	91.6%	$180,414,000	87.2%
Nutritional products	10,075,000	4.5%	16,669,000	8.1%
Telecommunications infrastructure services	8,553,000	3.9%	9,693,000	4.7%

Net revenues	220,926,000	100.0%	206,776,000	100.0%

Cost of revenues **
Power industry services	169,046,000	83.6%	162,418,000	90.0%
Nutritional products	11,868,000	117.8%	14,714,000	88.3%
Telecommunications infrastructure services	7,127,000	83.3%	8,059,000	83.1%

Cost of revenues	188,041,000	85.1%	185,191,000	89.6%

Gross profit	32,885,000	14.9%	21,585,000	10.4%
Selling, general and administrative expenses	14,858,000	6.7%	18,983,000	9.2%
Impairment losses	3,134,000	1.5%	6,826,000	3.2%

Income (loss) from operations	14,893,000	6.7%	(4,224,000)	(2.0)%
Interest expense	(410,000)	*	(699,000)	*
Investment income	1,755,000	*	3,311,000	1.6%
Equity in the earnings of an unconsolidated subsidiary	507,000	*	—	—

Income (loss) from operations before income taxes	16,745,000	7.6%	(1,612,000)	*
Income tax expense	(6,726,000)	(3.1)%	(1,593,000)	*

Net income (loss)	$10,019,000	4.5%	$(3,205,000)	(1.5)%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
Net revenues of power industry services were $202.3 million for the year ended January 31, 2009, and represented 91.6% of consolidated net revenues. For the fiscal year ended January 31, 2008, the net revenues of the power industry services business were $180.4 million, which represented 87.2% of consolidated net revenues.
Our energy-plant construction contract backlog was $456 million at January 31, 2009. The comparable construction contract backlog was $122 million at January 31, 2008. In May 2008, we announced that GPS signed an engineering, procurement and construction agreement with a large utility company in the amount of $340 million for the design and construction of a natural gas-fired power plant in northern California. This energy plant is planned to be a 640 megawatt combined cycle facility and construction is expected to be completed during fiscal year 2011. We announced the receipt of a full notice to proceed on this project in October 2008. GPS commenced activity on this project in the fourth quarter ended January 31, 2008 under an interim notice to proceed that it received in December 2007. In October 2008, we also announced that GPS signed an engineering, procurement and construction agreement and received a limited notice to proceed from Competitive Power Ventures Inc. (“CPV”) to design and build the Sentinel Power Project. This project, valued at $211 million, consists of eight simple cycle gas-fired peaking plants with a total power rating of 800 megawatts to be located in southern California. The project is currently expected to be completed in fiscal year 2013. CPV has a power supply agreement with Southern California Edison.

Two significant customers of the power industry services business for the year ended January 31, 2009 represented approximately 54.3% and 43.9% of the net revenues of this business segment for the year, respectively, and represented approximately 49.7% and 40.2% of our consolidated net revenues for the year, respectively. In the aggregate, four significant customers of the power industry services business represented approximately 90.7% of its net revenues for the year ended January 31, 2008. Individually, the four customers represented approximately 30.0%, 25.4%, 20.1% and 15.3% of the net revenues of this business segment for the year ended January 31, 2008, respectively, and they represented approximately 26.2%, 22.1%, 17.5% and 13.3% of our consolidated net revenues for the year, respectively. The projects for three of these four customers were completed and one project was terminated during the year ended January 31, 2009 as discussed in Note 17 to the consolidated financial statements.
Telecommunications Infrastructure Services
Net revenues of telecommunications infrastructure services were approximately $8.6 million for the year ended January 31, 2009 compared with $9.7 million for the year ended January 31, 2008, representing a decrease in the net revenues of telecommunications infrastructure services between years of approximately $1.1 million, or 11.8%. The net revenues of telecommunications services for the years ended January 31, 2009 and 2008 were 3.9% and 4.7% of consolidated net revenues for the corresponding years, respectively.
Net revenues related to inside premises customers increased by approximately 31.0% for the year ended January 31, 2009 compared with the prior year due to increases in revenues related to EDS and other customers. However, this strong performance was more than offset by a 31.9% reduction between years in the net revenues related to outside plant customers. Although SMC signed a new annual contract with Verizon during the year and net revenues related to this customer recovered gradually during the year ended January 31, 2009, the level of business from this customer declined between years. Work performed for SMC’s other large outside plant customer also decreased between years.
Nutritional Products
The net revenues from the sale of nutritional products by VLI were $10.1 million for the fiscal year ended January 31, 2009, and represented 4.5% of consolidated net revenues. The net revenues from the sale of nutritional products were $16.7 million for the fiscal year ended January 31, 2008. This amount represented 8.1% of consolidated net revenues for the prior year. The decrease in the net revenues of nutritional products was $6.6 million, or 39.6%. The decrease primarily was due to the loss of several large customers and lower than expected sales of products, in the aggregate, to VLI’s largest continuing customers during the year, resulting in net revenue declines between fiscal years of $5.5 million and $1.4 million, respectively.
Cost of Revenues
On a consolidated basis and expressed as a percentage of net revenues, our cost of revenues decreased to 85.1% for the year ended January 31, 2009 compared with 89.6% for the prior year. Our overall gross profit increased by $11.3 million, or 52.4%, to $32.9 million for the year ended January 31, 2009 from $21.6 for the prior year. Our gross profit percentage increased to 14.9% for the year ended January 31, 2009 from 10.4% for the prior year. The gross profit improvements were due to the strong performance of GPS.
The cost of revenues for the power industry services business of GPS increased in the fiscal year ended January 31, 2009 to $169.0 million from $162.4 million in the fiscal year ended January 31, 2008. The cost of revenues as a percentage of corresponding net revenues was 83.6% for year ended January 31, 2009 compared with 90.0% for the prior year. The gross profit of GPS for the year ended January 31, 2009 was favorably affected by the adjustments to cost of revenues in the net amount of $7.1 million that are discussed above and by the recognition in net revenues of earned incentive fees related to construction services that totaled approximately $3.2 million.
Cost of revenues for the telecommunication infrastructure services business of SMC decreased by $932,000, or approximately 11.6%, in the year ended January 31, 2009 compared with the prior year, but increased slightly as a percentage of corresponding net revenues to 83.3% in the year ended January 31, 2009 from 83.1% for the prior year. On an overall basis, direct labor and related costs were reduced between the years by $1.2 million. Despite increased inside plant work causing increases of $321,000 and $222,000 between fiscal years in costs incurred for subcontractors and job supplies, respectively, the profitability of the inside plant work improved between the years. On the other hand, the effects of reduced net revenues and competitive pricing pressures decreased the profit of the outside plant work between the years.
Although the cost of revenues for the nutritional products business of VLI decreased in the year ended January 31, 2009 by $2.8 million to $11.9 million from $14.7 million in the year ended January 31, 2008, the cost of revenues expressed as a percentage of corresponding net revenues increased to 117.8% in the year ended January 31, 2009 from a percentage of 88.3% for the prior year. The cost of revenues for the year ended January 31, 2009 included a total provision for obsolete and overstocked inventory of $1.6 million which represented 16.2% of the year’s net revenues. The comparable provision amount for the prior fiscal year was $434,000. In addition, the declining sales and competitive product pricing pressures continued to squeeze gross margins and increased the recurring cost of excess production capacity. Direct labor and related manufacturing overhead costs were reduced between years by $338,000 and $277,000, or 18% and 15%, respectively. However, the reductions did not occur in proportion to the 39.6% reduction in net revenues between fiscal years.

Selling, General and Administrative Expenses
These expenses decreased to $14.9 million, or 6.7% of consolidated net revenues, for the fiscal year ended January 31, 2009 from $19.0 million, or 9.2% of consolidated net revenues, for the fiscal year ended January 31, 2008, a reduction of $4.1 million, or 21.7%.
Amortization expense related to purchased intangible assets decreased by approximately $4.8 million in the year ended January 31, 2009 compared with the prior year as the amortization expense related to contractual and other customer relationships decreased between years by approximately $4.2 million. Most of this decrease was scheduled and attributable to backlog for construction contracts completed by GPS. The impairment losses recorded by VLI during the year ended January 31, 2008 served to reduce its amortization expense related to customer relationships and the noncompete agreement prospectively, and the amortization of propriety formulas was completed in the prior year. Partially offsetting the favorable effects of the amortization expense reductions in the year ended January 31, 2009 and reductions in expenses at GPS and VLI were increases in certain corporate expenses. Stock option compensation expense increased between years by $635,000 and legal costs and fees, related primarily to the Western Filter Corporation and Kevin Thomas matters (see Note 12 to the accompanying consolidated financial statements), increased by $351,000 between years.
Impairment Losses
As discussed in Note 9 to the accompanying consolidated financial statements, we recorded impairment losses in the year ended January 31, 2009 related to purchased intangible and fixed assets of VLI in the aggregate amount of $2.0 million and related to purchased intangible assets of SMC in the amount of $1.1 million.
The statement of operations for the fiscal year ended January 31, 2008 included impairment losses related to the goodwill of VLI and other purchased intangible assets in the aggregate amount of approximately $6.8 million. Through scheduled depreciation and amortization for the long-lived assets and the impairment losses recorded by VLI during the years ended January 31, 2009 and 2008, the carrying values of the goodwill, other purchased intangible assets and fixed assets of VLI have been substantially eliminated. Likewise, the carrying values of goodwill and the contractual customer relationships of SMC were eliminated by the impairment losses recorded in the year ended January 31, 2009.
Other Income and Expense
Our investment income included primarily amounts received monthly on excess cash balances invested in liquid collective funds offered by the Bank. We reported investment income of $1.8 million for the fiscal year ended January 31, 2009 compared to investment income of $3.3 million for the year ended January 31, 2008, reflecting the significant decline in short-term investment returns over the year. Interest expense, which related primarily to two term loans, declined to $410,000 in the year from $699,000 in the prior year due to the overall reduction in the level of debt between years. Our share of the net income of GRP, formed in June 2008, for the current fiscal year was approximately $507,000.
Income Tax Expense
For the fiscal year ended January 31, 2009, we incurred income tax expense of $6.7 million representing an effective income tax rate of 40.2%. The effective tax rate for the year differed from the expected federal income tax rate of 34% due primarily to the effect of state income taxes and the unfavorable net effect of permanent differences, in particular the impairment losses of approximately $1.9 million related to the goodwill of VLI and SMC that were not deductible for income tax reporting purposes. In addition, we established a valuation allowance during the year ended January 31, 2009 related to the deferred state taxes of VLI in the amount of $206,000. The unfavorable effect of these factors was offset partially in the year by the favorable effect of a credit to the deferred tax provision in the approximate amount of $122,000 reflecting changes in the state income tax rates applied to our deferred tax items.
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

Liquidity and Capital Resources
The balance of cash and cash equivalents was approximately $66.0 million as of January 31, 2010 compared to a balance of $74.7 million as of January 31, 2009, representing a decrease of $8.7 million during the current year. However, the Company’s consolidated working capital increased during the current year from approximately $53.5 million as of January 31, 2009 to approximately $63.4 million as of January 31, 2010. We also have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”). In March 2010, the Bank agreed to extend the expiration date of the line of credit to May 2011. Last year, the balance of cash and cash equivalents increased by approximately $7.8 million.
Although we reported net income of approximately $7.0 million for the year ended January 31, 2010, we used net cash of $13.0 million in operations. During the year ended January 31, 2010, we experienced changes in the amounts of several operating asset and liability accounts that represented uses of cash due to the timing of cash receipts and disbursements on construction projects. During the current year, the increase in costs and earnings in excess of billings represented a $6.6 million use of cash as construction activity on the California power plant project increased. Substantially all of the balance at January 31, 2010 was invoiced after month-end and paid by the customer in February. The completion of the two biodiesel production facilities in Texas has caused billings in excess of costs and estimated earnings to decline representing a use of cash in the amount of $3.4 million for the current year. We also have used cash during the current year to make payments reducing the balance of accounts payable and accrued liabilities by approximately $20.5 million. Providing cash during the current year, accounts receivable decreased by $7.7 million and the amount of escrowed cash was reduced by $5.0 million. The total amount of non-cash adjustments to net income for the current year represented a net source of cash of approximately $638,000. Most significantly, stock compensation expense of $1.0 million, total depreciation and amortization of $971,000, the provision for inventory obsolescence of $518,000 and the provision for bad debts of $294,000 were substantially offset by the equity in the earnings of GRP in the amount of $1.3 million and the gain from the bargain purchase of GRP of $877,000.
Last year, we used net cash of $11.5 million in operations although we reported net income of approximately $10.0 million for the year ended January 31, 2009, and our net non-cash expenses were approximately $5.9 million. We experienced unfavorable changes between years in the amounts of several operating asset and liability accounts. A decrease in the amount of billings in excess of costs and estimated earnings represented a $25.0 million use of cash as we approached completion of the two biodiesel plants in Texas. The $6.1 million increase in the amount of costs and estimated earnings in excess of billings during the prior year was due to the ramp-up in activity related to the construction of the gas-fired power plant in California. Additionally, an increase in accounts receivable during the prior year used $5.1 million in cash with most of this amount provided by an increase in the amount of outstanding contract accounts receivable of GPS. Cash was provided during the prior year as $4.4 million was released from escrow accounts. In addition, an increase in the combined amount of accounts payable and accrued expenses provided approximately $4.1 million in cash. The significant items included in our non-cash expenses for the prior year were impairment losses of $3.1 million, amortization expense related to purchased intangible assets of $1.4 million, stock option compensation expense of $1.2 million and depreciation and other amortization of $992,000.
During the year ended January 31, 2010, net cash was also used in connection with financing activities in the amount of $1.6 million. We used cash to make principal payments on long-term debt of $2.3 million. We received cash proceeds totaling $737,000 related to the issuance of approximately 149,000 shares of our common stock pursuant to the exercise of stock warrants and options.
Current year investing activities provided net cash in the amount of $5.9 million. The acquisition of the remaining 50% ownership interest in GRP resulted in the net addition of $6.0 million in cash. Capital expenditures during the current year used $199,000 in cash. We did receive total cash proceeds of $79,000 from several sales of excess equipment.
Last year, investing activities used net cash of $3.9 million, but financing activities provided net cash of $23.2 million. During the year ended January 31, 2009, investing activities consisted of the payment of $2,000,000 in contingent acquisition price to the former owners of GPS and the capital contribution of $1,600,000 made to GRP in connection with the formation and start-up of this unconsolidated subsidiary. We also purchased equipment for a net cost of $370,000 during the prior year. We completed the private placement sale of 2.2 million shares of our common stock in July 2009, providing net cash proceeds of approximately $25.0 million to financing activities, and issued approximately 124,000 shares of our common stock in connection with the exercise of stock options and warrants, providing net cash proceeds of approximately $823,000. We used cash to make debt principal payments of $2.6 million.
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

At January 31, 2010, substantially all of the balances of cash, cash equivalents and escrowed cash were invested in money market funds sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank. We believe that cash on hand, cash generated from our future operations and funds available under our line of credit will be adequate to meet our operating cash needs in the foreseeable future. However, any future acquisitions, or other significant unplanned cost or cash requirement may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.
Contractual Obligations
Contractual obligations outstanding as of January 31, 2010 are summarized below:

	Amount of Commitment Expiration per Period
					Total
	Less than			Over	Amount
Contractual Obligation	1 Year	1-3 Years	4-5 Years	5 Years	Committed
Long-term debt	$1,833,000	$—	$—	$—	$1,833,000
Interest on long-term debt (1)	33,000	—	—	—	33,000
Operating leases	785,000	1,065,000	262,000	426,000	2,538,000
Purchase commitments (2)	11,108,000	—	—	—	11,108,000

Totals	$13,759,000	$1,065,000	$262,000	$426,000	$15,512,000

(1)	Interest for the next five years is determined based on the current outstanding balance of our term loan and current payment schedule at the interest rate in effect at January 31, 2010.

(2)
Purchase obligations for the next five years include the unfulfilled amounts of open purchase orders and subcontracts as of January 31, 2010 as well as additional estimated minimum amounts we are obligated to purchase for goods and services pursuant to purchase contract agreements.

Off-Balance Sheet Arrangements
We maintain a variety of commercial commitments that are generally made available to provide support for various commercial provisions in the engineering, procurement and construction contracts.
In the ordinary course of business, our customers may request that we obtain surety bonds in connection with construction contract performance obligations that are not required to be recorded in our consolidated balance sheets. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. The Bank has issued a $5.0 million letter of credit in order to support a bonding commitment made to GPS by a major insurance company. We have pledged $5.0 million in escrowed cash to the Bank in order to secure the letter of credit. We utilize several providers to meet our insurance and surety needs. The financial crisis associated with last year’s recession has not disrupted our insurance or surety programs or limited our ability to access needed insurance or surety capacity. We have a line of credit committed by the Bank in the amount of $4.25 million for general purposes.
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
As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles in the United States (“US GAAP”), we do not believe that this measure should be considered in isolation from, or as a substitute for, the results of our operations presented in accordance with US GAAP that are included in our consolidated financial statements. In addition, our EBITDA does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.
The following table presents the determinations of EBITDA for the years ended January 31, 2010, 2009 and 2008.

	EBITDA
	Years Ended January 31,
	2010	2009	2008

Net income (loss), as reported	$7,040,000	$10,019,000	$(3,205,000)
Interest expense	184,000	410,000	699,000
Income tax expense	3,620,000	6,726,000	1,593,000
Amortization of purchased intangible assets	354,000	1,404,000	6,184,000
Depreciation and other amortization	617,000	992,000	1,277,000

EBITDA	$11,815,000	$19,551,000	$6,548,000

As we believe that our net cash flow from operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable years, as presented above, to the corresponding amounts of net cash flows (used in) provided by operating activities that are presented in our consolidated statements of cash flows.

	Reconciliations of EBITDA
	Years Ended January 31,
	2010	2009	2008

EBITDA	$11,815,000	$19,551,000	$6,548,000
Current income tax expense	(3,607,000)	(8,895,000)	(4,298,000)
Interest expense	(184,000)	(410,000)	(699,000)
Impairment losses	43,000	3,134,000	6,826,000
Non-cash stock option compensation expense	1,040,000	1,196,000	561,000
Provision for inventory obsolescence	518,000	1,637,000	434,000
Equity in the earnings of an unconsolidated subsidiary	(1,288,000)	(507,000)	—
Gain from bargain purchase	(877,000)	—	—
Decrease in escrowed cash	4,998,000	4,398,000	633,000
Decrease (increase) in accounts receivable	7,713,000	(5,095,000)	(7,099,000)
Change related to the timing of scheduled billings	(10,055,000)	(31,075,000)	48,369,000
(Decrease) increase in accounts payable and accrued liabilities	(20,455,000)	4,066,000	(7,278,000)
Other, net	(2,615,000)	532,000	(1,497,000)

Net cash (used in) provided by operations	$(12,954,000)	$(11,468,000)	$42,500,000

Inflation
Our monetary assets, consisting primarily of cash, cash equivalents and accounts receivables, and our non-monetary assets, consisting primarily of goodwill and other purchased intangible assets, are not affected significantly by inflation. We believe that replacement costs of equipment, furniture, and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our costs and expenses, such as those for employee compensation and benefits and commodities used in construction projects, which may not be readily recoverable in the price of services offered by us.

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
We recognize a significant portion of revenues in connection with performance under long-term construction contracts in accordance with current authoritative guidance. The types of contracts may vary and include agreements under which revenues are based on a fixed price basis or cost-plus-fee. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Revenues from fixed price construction agreements, including portions of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Therefore, changes to the total estimated contract cost of a fixed price contract may affect the amount of profit or the extent of loss. The effect of the change on profit or loss is recorded in the period when the change in estimated total contract cost is determined. We review the estimates of total cost on each significant contract monthly.
In connection with the acquisitions of GPS, VLI and SMC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, proprietary formulas, non-compete agreements and trade names. Other than goodwill, most of our purchased intangible assets are determined to have finite useful lives. At February 1, 2009, the beginning of our most recent fiscal year, goodwill and other purchased intangible assets together represented approximately 16.4% of consolidated total assets. We review goodwill for impairment at least annually. Goodwill and the other purchased intangible assets are assessed more frequently if events or changes in circumstances indicate that an asset value might be impaired. We utilize the assistance of professional appraisal firms in the initial determination of the fair value of these intangible assets using various techniques. Certain techniques require us to make estimates and assumptions about the future financial performance of the acquired businesses that may change in the future. The declining sales and the operating losses experienced by VLI during the years ended January 31, 2009 and 2008 indicated that the carrying values of VLI’s goodwill and long-lived assets were impaired. We performed assessments of the carrying values and determined that the net unadjusted carrying values of these assets exceeded the current fair values. Accordingly, we recorded asset impairment losses related to VLI in the total amounts of $2.0 million and $6.8 million for the years ended January 31, 2009 and 2008, respectively.
As of January 31, 2010 and 2009, our consolidated balance sheets included net deferred tax assets in the total amounts of $3.2 million and $3.4 million, respectively, resulting from our future deductible temporary differences. In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, based substantially on the strong earnings performance of our power industry services business segment, we believe that it is more likely than not that we will realize the benefit of our net deferred tax assets.
As discussed in Note 12 to the consolidated financial statements, we are involved in several legal matters where litigation has been initiated or claims have been made against us. We intend to vigorously defend ourselves in each case. At this time, management does not believe that a material loss is probable related to either one of the current matters discussed therein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. Should our assessments of the outcomes of these legal matters change, significant losses or additional costs may be recorded.
In addition to evaluating estimates relating to the items discussed above, we also consider other estimates and judgments, including, but not limited to, those related to our allowances for doubtful accounts and inventory obsolescence. A description of the Company’s significant accounting policies, including those discussed above, is included in Note 2 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Adopted and Other Recently Issued Accounting Pronouncements
Included in Note 3 to the accompanying consolidated financial statements included in Item 8 of this Annual Report on Form 10-K are discussions of accounting pronouncements adopted by us during the year ended January 31, 2010 that we consider relevant to our consolidated financial statements and recently issued accounting pronouncements that have not yet been adopted.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are exposed to changes in interest rates as a result of borrowings under our financing arrangement with Bank of America (the “Bank”), including a term loan with a total outstanding amount of approximately $1.8 million at January 31, 2010, that bears interest at a floating rate. We had a floating-for-fixed interest rate swap agreement covering a portion of the term loan amount and hedging against changes in the floating interest rate that expired on December 31, 2009. As such, we are now exposed to increasing or decreasing market interest rates related to the term loan. Based on the scheduled outstanding indebtedness of our term loan, if market rates used to calculate interest expense were to average 1% higher in the next twelve months, our interest expense would increase by an amount not material to our consolidated results of operations. This analysis takes into account the current outstanding balance of our term loan with the Bank, assumed interest rates, and the current term-loan payment schedule. The result of this analysis would change if the underlying assumptions were modified.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See the Index to the Consolidated Financial Statements on page 46 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications. Part II, Item 8, of this Annual Report on Form 10-K sets forth the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting and of our assessment of internal control over financial reporting set forth below in this section. This section should be read in conjunction with the certifications and the report of Grant Thornton LLP for a more complete understanding of the topics presented.
Evaluation of Disclosure Controls and Procedures
We conducted an evaluation of the effectiveness of the design and operation of our “disclosure controls and procedures” (“Disclosure Controls”) as of the end of the year covered by this Annual Report on Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our CEO and CFO. Disclosure Controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report on Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of Disclosure Controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report, which is set forth below.
Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the year covered by this Annual Report on Form 10-K, our Disclosure Controls, were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to Argan, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

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
Management assessed our internal control over financial reporting as of January 31, 2010, the end of the fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
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
Our independent registered public accounting firm, Grant Thornton LLP, has issued an attestation report on our internal control over financial reporting which is included below.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Argan, Inc.
We have audited Argan, Inc. (a Delaware corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010 and our report dated April 14, 2010 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
April 14, 2010

ITEM 9B. OTHER INFORMATION.
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be incorporated by reference to our 2010 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be incorporated by reference to our 2010 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.
The information required by this item will be incorporated by reference to our 2010 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be incorporated by reference to our 2010 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be incorporated by reference to our 2010 Proxy Statement relating to the election of directors and other matters which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.
ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE.
The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

3.2	Bylaws. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2009.

4.1	Stock Purchase Agreement dated as of May 4, 2006 between Argan, Inc. and the purchasers identified on Schedule A attached thereto. (a)

4.2	Stock Purchase Agreement dated as of December 8, 2006 by and among Argan, Inc. and the purchasers identified on Schedule A attached thereto. (b)

4.3	Stock Purchase Agreement dated as of December 8, 2006 by and between Argan, Inc. and Argan Investments LLC. (b)

4.4	Registration Rights Agreement dated December 8, 2006 by and between Argan, Inc. and Argan Investments LLC. (b)

4.5
Form of Subscription and Investment Agreement, relating to a private placement of 2.2 million shares of the Company’s common stock completed July 2, 2008. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2008.

Exhibit No.	Description

10.1	2001 Incentive Stock Option Plan. Incorporated by reference to the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on August 6, 2001.

10.2	Form of Common Stock Purchase Warrant dated April 29, 2003. Incorporated by reference to Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

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

10.6
Stock Purchase Agreement, dated as of December 8, 2006, by and among Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (b)

10.7	Employment Agreement dated as of December 8, 2006 by and between Gemma Power Systems, LLC and William M. Griffin, Jr. (b)

10.8
First Amendment to the Employment Agreement of William F. Griffin, dated February 29, 2008. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

10.9
Second Amendment to the Employment Agreement of William F. Griffin, dated March 5, 2009. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

10.10
Second Amended and Restated Financing and Security Agreement dated December 11, 2006 by and among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Gemma Power Hartford, LLC and Bank of America, N.A. (b)

10.11
Fourth Amended and Restated Revolving Credit Note dated December 11, 2006, issued by Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (b)

10.12
Acquisition Term Note dated December 11, 2006, issued by Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (b)

10.13	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Southern Maryland Cable, Inc.) in favor of Bank of America, N.A. (b)

10.14	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Vitarich Laboratories, Inc.) in favor of Bank of America, N.A. (b)

10.15	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems, LLC) in favor of Bank of America, N.A. (b)

10.16	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power, Inc.) in favor of Bank of America, N.A. (b)

10.17	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems California) in favor of Bank of America, N.A. (b)

Exhibit No.	Description

10.18	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Gemma Power Systems, LLC (on behalf of Gemma Power Hartford, LLC) in favor of Bank of America, N.A. (b)

10.19	Pledge and Assignment Agreement dated as of December 8, 2006 by Argan, Inc. in favor of Bank of America, N.A. for the benefit of Travelers Casualty and Surety Company of America. (b)

10.20
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

10.21
Second Amendment to Second Amended and Restated Financing and Security Agreement, dated June 3, 2008, by and among Argan, Inc., Southern Maryland Cable, Inc., Vitarich Laboratories, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2009.

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
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer Dated: April 14, 2010
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 14, 2010

/s/ Arthur F. Trudel Arthur F. Trudel	Senior Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	April 14, 2010

/s/ Henry A. Crumpton Henry A. Crumpton	Director	April 14, 2010

/s/ Cynthia A. Flanders Cynthia A. Flanders	Director	April 14, 2010

/s/ DeSoto S. Jordan DeSoto S. Jordan	Director	April 14, 2010

/s/ William F. Leimkuhler William F. Leimkuhler	Director	April 14, 2010

/s/ Daniel A. Levinson Daniel A. Levinson	Director	April 14, 2010

/s/ W. G. Champion Mitchell W. G. Champion Mitchell	Director	April 14, 2010

/s/ James W. Quinn James W. Quinn	Director	April 14, 2010

ARGAN, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
JANUARY 31, 2010
The following financial statements and schedule (including the notes thereto and the Report of the Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Argan, Inc.
We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argan, Inc. and subsidiaries as of January 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 14, 2010 expressed an unqualified opinion thereon.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
April 14, 2010

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31,

	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$66,009,000	$74,666,000
Accounts receivable, net of allowance for doubtful accounts	4,979,000	12,986,000
Escrowed cash	5,002,000	10,000,000
Costs and estimated earnings in excess of billings	12,931,000	6,325,000
Inventories, net of obsolescence reserve	2,010,000	1,347,000
Prepaid expenses and other current assets	2,697,000	768,000
Deferred income tax assets	1,603,000	1,660,000

TOTAL CURRENT ASSETS	95,231,000	107,752,000
Property and equipment, net of accumulated depreciation	1,540,000	1,214,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization and impairment losses	3,258,000	3,655,000
Investment in unconsolidated subsidiary	—	2,107,000
Deferred income tax assets	1,628,000	1,743,000
Other assets	140,000	217,000

TOTAL ASSETS	$120,273,000	$135,164,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$17,906,000	$31,808,000
Accrued expenses	10,254,000	14,992,000
Billings in excess of costs and estimated earnings	1,874,000	5,102,000
Current portion of long-term debt	1,833,000	2,301,000

TOTAL CURRENT LIABILITIES	31,867,000	54,203,000
Long-term debt	—	1,833,000
Other liabilities	38,000	22,000

TOTAL LIABILITIES	31,905,000	56,058,000

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share - 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share - 30,000,000 shares authorized; 13,585,727 and 13,437,684 shares issued at 1/31/10 and 1/31/09, and 13,582,494 and 13,434,451 shares outstanding at 1/31/10 and 1/31/09	2,038,000	2,015,000
Warrants outstanding	613,000	738,000
Additional paid-in capital	87,048,000	84,786,000
Accumulated other comprehensive losses	(1,000)	(63,000)
Accumulated deficit	(1,297,000)	(8,337,000)
Treasury stock at cost - 3,233 shares at both 1/31/10 and 1/31/09	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	88,368,000	79,106,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$120,273,000	$135,164,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31,

	2010	2009	2008

Net revenues
Power industry services	$209,814,000	$202,298,000	$180,414,000
Nutritional products	13,999,000	10,075,000	16,669,000
Telecommunications infrastructure services	8,517,000	8,553,000	9,693,000

Net revenues	232,330,000	220,926,000	206,776,000
Cost of revenues
Power industry services	188,983,000	169,046,000	162,418,000
Nutritional products	13,237,000	11,868,000	14,714,000
Telecommunications infrastructure services	6,629,000	7,127,000	8,059,000

Cost of revenues	208,849,000	188,041,000	185,191,000

Gross profit	23,481,000	32,885,000	21,585,000

Selling, general and administrative expenses	14,867,000	14,858,000	18,983,000
Impairment losses	43,000	3,134,000	6,826,000

Income (loss) from operations	8,571,000	14,893,000	(4,224,000)

Interest expense	(184,000)	(410,000)	(699,000)
Investment income	108,000	1,755,000	3,311,000
Equity in the earnings of an unconsolidated subsidiary	1,288,000	507,000	—
Gain from bargain purchase	877,000	—	—

Income (loss) from operations before income taxes	10,660,000	16,745,000	(1,612,000)
Income tax expense	(3,620,000)	(6,726,000)	(1,593,000)

Net income (loss)	$7,040,000	$10,019,000	$(3,205,000)

Earnings per share:
Basic	$0.52	$0.80	$(0.29)

Diluted	$0.51	$0.78	$(0.29)

Weighted average number of shares outstanding:
Basic	13,525,000	12,465,000	11,097,000

Diluted	13,766,000	12,779,000	11,097,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2010, 2009 AND 2008

					Accumulated
	Common Stock			Additional	Other
	Outstanding	Par		Paid-in	Comprehensive	Accumulated	Treasury
	Shares	Value	Warrants	Capital	Losses	Deficit	Stock	Totals

Balance, February 1, 2007	11,094,012	$1,664,000	$849,000	$57,190,000	$(8,000)	$(15,151,000)	$(33,000)	$44,511,000

Net loss	—	—	—	—	—	(3,205,000)	—	(3,205,000)
Other comprehensive loss	—	—	—	—	(99,000)	—	—	(99,000)

Total comprehensive loss								(3,304,000)

Exercise of stock options	12,500	2,000	—	44,000	—	—	—	46,000
Exercise of stock warrants	4,000	1,000	(15,000)	45,000	—	—	—	31,000
Stock option vesting	—	—	—	561,000	—	—	—	561,000
Other	(211)	—	—	21,000	—	—	—	21,000

Balance, January 31, 2008	11,110,301	1,667,000	834,000	57,861,000	(107,000)	(18,356,000)	(33,000)	41,866,000

Net income	—	—	—	—	—	10,019,000	—	10,019,000
Other comprehensive income	—	—	—	—	44,000	—	—	44,000

Total comprehensive income								10,063,000

Sale of common stock, net of offering costs of $1,424,000	2,200,000	330,000	—	24,646,000	—	—	—	24,976,000
Exercise of stock options	98,150	14,000	—	608,000	—	—	—	622,000
Exercise of stock warrants	26,000	4,000	(96,000)	293,000	—	—	—	201,000
Stock option vesting	—	—	—	1,196,000	—	—	—	1,196,000
Excess tax benefit on stock option exercises	—	—	—	182,000	—	—	—	182,000

Balance, January 31, 2009	13,434,451	2,015,000	738,000	84,786,000	(63,000)	(8,337,000)	(33,000)	79,106,000

Net income	—	—	—	—	—	7,040,000	—	7,040,000
Other comprehensive income	—	—	—	—	62,000	—	—	62,000

Total comprehensive income								7,102,000

Exercise of stock options	114,876	17,000	—	457,000	—	—	—	474,000
Exercise of stock warrants	34,000	5,000	(125,000)	383,000	—	—	—	263,000
Stock option vesting	—	—	—	1,040,000	—	—	—	1,040,000
Excess tax benefit on stock option exercises	—	—	—	383,000	—	—	—	383,000
Other	(833)	1,000	—	(1,000)	—	—	—	—

Balance, January 31, 2010	13,582,494	$2,038,000	$613,000	$87,048,000	$(1,000)	$(1,297,000)	$(33,000)	$88,368,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31,

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$7,040,000	$10,019,000	$(3,205,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Impairment losses on goodwill and other assets	43,000	3,134,000	6,826,000
Amortization of purchased intangible assets	354,000	1,404,000	6,184,000
Depreciation and other amortization	617,000	992,000	1,277,000
Deferred income taxes	13,000	(2,169,000)	(2,705,000)
Non-cash stock option compensation expense	1,040,000	1,196,000	561,000
Provision for inventory obsolescence	518,000	1,637,000	434,000
Equity in the earnings of an unconsolidated subsidiary	(1,288,000)	(507,000)	—
Gain from bargain purchase	(877,000)	—	—
(Gain) loss on sale of assets	(76,000)	108,000	74,000
Provision for losses on accounts receivable	294,000	129,000	45,000
Changes in operating assets and liabilities:
Accounts receivable, net	7,713,000	(5,095,000)	(7,099,000)
Escrowed cash	4,998,000	4,398,000	633,000
Costs and estimated earnings in excess of billings	(6,606,000)	(6,083,000)	11,761,000
Inventories, net	(1,074,000)	(176,000)	(855,000)
Prepaid expenses and other assets	(1,769,000)	458,000	(791,000)
Accounts payable and accrued expenses	(20,455,000)	4,066,000	(7,278,000)
Billings in excess of costs and estimated earnings	(3,449,000)	(24,992,000)	36,608,000
Other	10,000	13,000	30,000

Net cash (used in) provided by operating activities	(12,954,000)	(11,468,000)	42,500,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash provided in connection with the acquisition of GRP	5,981,000	—	—
Payment of contingent acquisition price	—	(2,000,000)	—
Investment in unconsolidated subsidiary	—	(1,600,000)	—
Purchase of investments	—	—	(19,997,000)
Proceeds from the sale of investments	—	—	22,268,000
Purchases of property and equipment	(199,000)	(370,000)	(873,000)
Proceeds from the sale of property and equipment	79,000	59,000	45,000

Net cash provided by (used in) investing activities	5,861,000	(3,911,000)	1,443,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(2,301,000)	(2,581,000)	(2,586,000)
Proceeds from the exercise of stock options and warrants	737,000	823,000	77,000
Net proceeds from the sale of common stock	—	24,976,000	—

Net cash (used in) provided by financing activities	(1,564,000)	23,218,000	(2,509,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,657,000)	7,839,000	41,434,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	74,666,000	66,827,000	25,393,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$66,009,000	$74,666,000	$66,827,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2010, 2009 AND 2008
NOTE 1 — DESCRIPTION OF THE BUSINESS
Argan, Inc. (“Argan”) conducts its operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) which were acquired in December 2006 and which provide approximately 90% of consolidated net revenues, Vitarich Laboratories, Inc. (“VLI”) which was acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) which was acquired in July 2003. Argan and its consolidated wholly-owned subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. Through VLI, the Company develops and manufactures premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction, installation and maintenance to the federal government, telecommunications and broadband service providers, and electric utilities primarily in the Mid-Atlantic region. Each of the wholly-owned subsidiaries represents a separate reportable segment.
In June 2008, the Company announced that GPS entered into a business partnership with Invenergy Wind Management, LLC (“Invenergy”) for the design and construction of wind-energy farms located in the United States and Canada. Originally, the partners each owned 50% of the new company, Gemma Renewable Power, LLC (“GRP”). In December 2009, the Company acquired Invenergy’s ownership and GRP became a wholly-owned subsidiary of GPS (see Note 8).
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The consolidated financial statements include the accounts of Argan and its wholly-owned subsidiaries. The Company’s fiscal year ends on January 31. The results of companies acquired during a reporting period are included in the consolidated financial statements from the effective date of the acquisition. All significant inter-company balances and transactions have been eliminated in consolidation. The Company accounted for its 50% ownership investment in GRP using the equity method. In Note 18, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. Certain amounts in the prior year consolidated financial statements have been reclassified to conform with the presentation in the current year consolidated financial statements.
Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, net revenues, expenses, and certain financial statement disclosures including those contained in Note 12. Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but not limited to, the Company’s accounting for revenue recognition, allowance for doubtful accounts, inventory valuation, long-lived assets, assets with indefinite lives including goodwill and certain other intangible assets, contingent obligations, and deferred taxes. Actual results could differ from these estimates.
Codification of US GAAP — On June 30, 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”) in order to establish the FASB Accounting Standards Codification (the “Codification” or “ASC”), which officially launched July 1, 2009, as the sole source of authoritative generally accepted accounting principles in the United States for nongovernmental entities, except for guidance issued by the SEC. SFAS No. 168, which was primarily codified into ASC Topic 105, Generally Accepted Accounting Standards, replaced the four-tiered US GAAP hierarchy described in SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, with a two-level hierarchy consisting only of authoritative and nonauthoritative guidance. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company adopted SFAS No. 168 for its consolidated financial statements for the current year. Accordingly, all relevant references to authoritative literature reflect the newly adopted Codification.
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

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, during the first quarter of the fiscal year ended January 31, 2009 which resulted in no material impact on the consolidated financial statements. These requirements apply to all assets and liabilities that are being measured and reported on a fair value basis with the exception of nonfinancial assets and nonfinancial liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The requirements prescribe a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability. The Company currently has no assets or liabilities for which it utilizes Level 1 inputs. Level 2 inputs are market data other than Level 1 that are observable either directly or indirectly including quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. The Company’s assets and liabilities that utilized Level 2 inputs included the interest rate swap liability associated with its long term debt. Level 3 inputs are unobservable and corroborated by little or no market data. The Company’s fair value measurements that utilize Level 3 inputs consist primarily of nonfinancial assets and nonfinancial liabilities for which the guidance has been deferred.
Derivative Financial Instruments — The Company has used interest rate swap agreements to hedge the fluctuations in variable interest rates related to long term debt. The Company recognizes these derivatives as either assets or liabilities in the consolidated balance sheet and they are carried at fair value. An amount of $62,000 was included in accrued liabilities at January 31, 2009 related to two swap agreements that expired in the current year. As the interest rate swap agreements were designated as cash flow hedging instruments and were effective as hedges, changes in the fair value amounts of the interest rate swap agreements were recorded in accumulated other comprehensive income/loss. Any instrument that would not qualify for hedge accounting would be marked to market with changes recorded in current earnings.
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
Property and Equipment — Property and equipment are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. The costs of maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in earnings.
Goodwill and Other Indefinite-Lived Intangible Assets — The Company reviews for impairment, at least annually, the carrying values of goodwill and other purchased intangible assets deemed to have an indefinite life. The Company tests for impairment of goodwill and these other intangible assets more frequently if events or changes in circumstances indicate that an asset value might be impaired. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimate of fair value of a reporting unit, generally a Company’s operating segment, is determined using various valuation techniques, with the principal techniques being a discounted cash flow analysis and market multiple valuation. A discounted cash flow analysis requires making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. After taking into consideration industry and Company trends, if the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Long-Lived Assets — Long-lived assets, consisting primarily of purchased intangible assets with definite lives and property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. The Company determines whether any impairment exists by comparing the carrying value of a long-lived asset to the undiscounted future cash flows expected to result from the use of the assets. In the event the Company determines that an impairment of carrying value exists, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset, which is generally determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets are described in Note 9.
Revenue Recognition — Power Industry Services — Net revenues are recognized under various construction agreements, including agreements under which net revenues are based on a fixed price basis or cost-plus-fee, with typical durations of one to three years. Net revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Net revenues from fixed price construction agreements, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Unapproved change orders, which approximated $4.2 million at January 31, 2010, are accounted for in net revenues and costs when it is probable that costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the net revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price. Construction agreements may contain incentive fees that provide for increasing the Company’s total fee on a particular contract based on the actual amount of costs incurred in relation to an agreed upon target cost. The Company includes such fees in the determination of total estimated net revenues when management believes that it is probable that such fees have been earned, which is typically near the end of the contract performance period.
Revenue Recognition — Nutritional Products — Pursuant to purchase orders received from customers, net revenues from the sale of products are recognized at the time that title passes, typically upon shipment, and the amount due from the customer is fixed and the collection of the amount is reasonably assured. Revenues are recognized on a net basis which reflect reductions for certain product returns and discounts. All shipping and handling fees and related costs are recorded as components of cost of revenues.
Revenue Recognition — Telecommunications Infrastructure Services — This business segment generates net revenues under various arrangements, including contracts under which net revenues are based on a fixed price basis and on a time and materials basis. Net revenues from time and materials contracts are recognized when the related services are provided to the customer. Net revenues from fixed price contracts, including portions of estimated profit, are recognized as services are provided, based on costs incurred and estimated amounts of total contract costs using the percentage of completion method. Many of the contracts include multiple deliverables. Because theses projects are fully integrated undertakings, the Company cannot separate the services provided into individual components. Losses on contracts, if any, are recognized in the periods in which they become known.
Income Taxes — Accounting for income taxes requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effects of temporary differences between the book and tax bases of recorded assets and liabilities. US GAAP also requires that a deferred tax asset be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company adopted the guidance for uncertainty in income taxes included in Subtopic 10 of ASC 740, Income Taxes. This section of ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no material effect on the consolidated financial statements as the result of adopting these requirements.
Stock-Based Compensation — In accordance with the requirements of ASC 718, Compensation — Stock Compensation, the Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors using a fair value based option pricing model. The compensation expense is recognized over the requisite service period.
Comprehensive Income (Loss) — Unrealized gains and on the Company’s interest rate swap agreements, deemed to be effective cash flow hedges, have been included in comprehensive income (loss) and excluded from the determination of net income (loss).

NOTE 3 — ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted During the Year Ended January 31, 2010
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R which was codified in ASC 805, Business Combinations. This accounting guidance provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this guidance also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination. In general, this pronouncement became effective for the Company for business combinations occurring subsequent to January 31, 2009. These requirements were applied in the Company’s accounting for the acquisition of GRP that included a gain on the bargain purchase of approximately $877,000 (see Note 8). The accounting for future acquisitions, if any, may be affected by this pronouncement and will be evaluated by the Company at that time.
In November 2008, the Emerging Issues Task Force (“EITF”) of the FASB reached consensus on Issue 08-6, Equity Method Investment Accounting Considerations. This issue clarifies the accounting for some transactions and impairment considerations involving all investments accounted for under the equity method. Guidance is provided regarding (1) how the initial carrying value of an equity investment should be determined, (2) how an impairment assessment of an underlying indefinite-lived intangible asset of an equity-method investment should be performed, (3) how an equity-method investee’s issuance of shares should be accounted for and, (4) how to account for a change in an investment from the equity method to the cost method. This guidance became effective for the Company’s interim and annual consolidated financial statements on February 1, 2009, and its adoption did not have an impact on the consolidated financial statements.
In November 2008, the EITF also reached consensus on Issue No. 08-7, Accounting for Defensive Intangible Assets. Defensive assets are assets acquired in a business combination that the acquirer (1) does not intend to use or (2) intends to use in a way other than the assets’ highest and best use as determined by an evaluation of market participant assumptions. Defensive assets also are referred to as “locked-up assets” because while the asset is not being actively used, it is likely contributing to an increase in the value of other assets owned by the acquiring entity. This issue addresses the accounting for defensive intangible assets subsequent to initial recognition and became effective for intangible assets that would be acquired by the Company subsequent to January 31, 2009. Adoption of this guidance did not have an impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165 (“SFAS No. 165”) which was codified in ASC 855, Subsequent Events. In February 2010, the FASB amended this pronouncement with Accounting Standards Update (“ASU”) 2010-09, Amendments to Certain Recognition and Disclosure Requirements, This guidance, as amended, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financials statements are issued or are available to be issued. This requires (1) recognition in the financial statements of the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, and (2) disclosure of the nature of any non-recognized subsequent event and the related estimate of the financial effects to keep the financial statements from being misleading, or a statement that such an estimate cannot be made. Entities that are filers with the Securities and Exchange Commission are required to evaluate subsequent events through the date that the financial statements are issued. This guidance applies only to the accounting for and disclosure of subsequent events not addressed in other US GAAP. The Company adopted SFAS No. 165 on July 31, 2009. ASU 2010-09 was adopted upon its issuance. Adoption did not have an impact on the consolidated financial statements other than the inclusion of the required disclosure in Note 21.

Recently Issued Accounting Pronouncements That Have Not Been Adopted
In October 2009, the FASB issued two Accounting Standards Updates in order to codify the guidance in consensus reached by the EITF at its September meeting — ASU 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force; and ASU 2009-14, Certain Arrangements That Include Software Elements — a consensus of the FASB Emerging Issues Task Force. The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The update establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. As a result, these arrangements will be separated in more circumstances than permitted by U.S GAAP currently. The amendments in ASU 2009-14 change the accounting model for revenue arrangements that include both tangible products and software elements. Under this new guidance, accounting for the revenue associated with tangible products containing software components and non-software components that function together to deliver the product’s essential functionality will no longer be governed by the software revenue-recognition rules. As a result, the accounting for the elements will now be within the scope of ASU 2009-13. The guidance in these ASUs will be effective at the beginning of the Company’s fiscal year commencing February 1, 2011 and will apply to the Company’s interim and fiscal year consolidated financial statements thereafter. The Company does not expect that the adoption of these updates will have an impact on the Company’s financial position, results of operations or cash flows.
NOTE 4 — CASH, CASH EQUIVALENTS AND CASH IN ESCROW
The Company holds cash on deposit in excess of federally insured limits and liquid mutual fund investments at Bank of America (the “Bank”). Management does not believe that the risks associated with keeping deposits in excess of federal deposit limits or holding investments in liquid mutual funds represent material risks currently. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.
Pursuant to the agreement covering the acquisition of GPS, the Company deposited $10.0 million into an escrow account with the Bank in December 2006 which secured a letter of credit that was issued in support of a bonding commitment. In August 2009, the letter of credit was amended with the amount required by the surety reduced to $5.0 million. Accordingly, approximately $5.0 million was released from the escrow account during the current year. For certain construction projects, cash may be held in escrow as a substitute for retainage. However, no amount of cash related to construction projects was held in escrow as of January 31, 2010 or 2009.
In 2003, Argan completed the sale of Puroflow Incorporated (“Puroflow”), a wholly-owned subsidiary, to Western Filter Corporation (“WFC”). Proceeds in the amount of $300,000 were placed in escrow in order to indemnify WFC from any damages resulting from any breach of representations and warranties under the stock purchase agreement. This escrow fund was liquidated in December 2008 in connection with the settlement of the litigation with WFC (see Note 12).
NOTE 5 — ACCOUNTS RECEIVABLE; COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Both accounts receivable and costs and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billings to customers under construction-type contracts varies based on individual contracts and often differs from the periods in which net revenues are recognized. The amount of costs and estimated earnings in excess of billings at January 31, 2010 was approximately $12.9 million; this amount is expected to be billed and collected in the normal course of business. The comparable amount of costs and estimated earnings in excess of billings at January 31, 2009 was $6.3 million. Retainages included in accounts receivable represent amounts withheld by construction customers until a defined phase of a contract or project has been completed and accepted by the customer. The retainage amount included in accounts receivable at January 31, 2010 was $260,000; there were no outstanding retainages as of January 31, 2009. The length of retainage periods may vary, but they are typically between six months and two years.
The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivable. The amount of the allowance for doubtful accounts at January 31, 2010 was $5.8 million. At January 31, 2009 the balance was $22.4 million. Last year, the allowance was increased by $22.2 million which was offset by the elimination of a corresponding amount of billings in excess of cost and estimated earnings. During the current year, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance, without any effect on the statement of operations for the current year, to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. The amount of the Company’s share of the auction proceeds, if any, is not known at this time. The amounts of provision for accounts receivable losses for the years ended January 31, 2010, 2009 and 2008 were $294,000, $129,000 and $45,000, respectively.

NOTE 6 — INVENTORIES
Inventories consisted of the following amounts at January 31:

	2010	2009
Raw materials	$3,586,000	$2,748,000
Work-in-process	54,000	118,000
Finished goods	270,000	171,000

	3,910,000	3,037,000
Less — reserves	(1,900,000)	(1,690,000)

Inventories, net	$2,010,000	$1,347,000

The amounts expensed for inventory obsolescence were approximately $518,000, $1.6 million and $434,000, respectively, during the fiscal years ended January 31, 2010, 2009 and 2008. The amounts of costs expensed during the fiscal years ended January 31, 2010, 2009 and 2008 related to excess manufacturing capacity at VLI were approximately $840,000, $1.4 million and $327,000, respectively.
NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at January 31:

	2010	2009
Leasehold improvements	$806,000	$829,000
Machinery and equipment	2,990,000	2,738,000
Trucks and other vehicles	1,769,000	1,263,000

	5,565,000	4,830,000
Less accumulated depreciation	(4,025,000)	(3,616,000)

Property and equipment, net	$1,540,000	$1,214,000

Depreciation expense amounts for property and equipment, including assets under capital leases, for the fiscal years ended January 31, 2010, 2009 and 2008 were approximately $478,000, $845,000 and $1,120,000, respectively. The costs of maintenance and repairs were $564,000, $490,000 and $545,000 for the years ended January 31, 2010, 2009 and 2008, respectively. During the fiscal year ended January 31, 2009, the Company recorded an impairment loss in the amount of approximately $1.0 million related to the fixed assets of VLI as described in Note 9. Since then, the costs of fixed asset purchases at VLI have been expensed; such costs amounted to approximately $379,000 and $194,000 for the years ended January 31, 2010 and 2009, respectively.
NOTE 8 — ACQUISITION OF GEMMA RENEWABLE POWER, LLC
On December 17, 2009, the Company acquired 50% of the outstanding membership interests (the “Membership Acquisition”) of GRP, a Delaware limited liability company, from Invenergy. The acquisition was completed pursuant to the terms and conditions of a Purchase and Sale Agreement, dated as of December 16, 2009 (the “Purchase Agreement”). As a result of the Membership Acquisition, GRP became a wholly-owned subsidiary of GPS.
GPS entered into the business partnership in June 2008 for the design and construction of wind-energy farms located in the United States and Canada. Prior to the acquisition, GPS made cash investments in GRP totaling $1,600,000 and recorded its share of the undistributed earnings of GRP since its formation in the amount of $1,794,000 for a total investment in GRP of $3,394,000. The investment amount included in the Company’s consolidated balance sheet as of January 31, 2009 was $2,107,000. GPS completed this acquisition in order for GRP to have the right to pursue wind-farm construction projects developed by a variety of project owners.

The purchase price for the remaining 50% ownership interest in GRP was $3,183,000 (the “Consideration”) which the Company believes to be less than the fair value of the net assets received on the acquisition date. This cash amount is payable and conditioned upon the following:
(i)
$1,583,000 of the Consideration was paid in January 2010 upon the award to GRP by Invenergy of a certain wind farm construction project as identified and described in the Purchase Agreement and the satisfaction of certain other conditions;

(ii)
$800,000 of the Consideration shall be paid upon the award to GRP by Invenergy of a second wind farm construction project as set forth in the Purchase Agreement (amount included in accrued liabilities at January 31, 2010); and

(iii)
$800,000 of the Consideration shall be paid on or before the four-month anniversary of the award of the second project provided that the construction of such project has not been delayed as fully described in the Purchase Agreement (amount included in accrued liabilities at January 31, 2010).

GRP has a right of first offer, as described in the Purchase Agreement, on Invenergy’s subsequent wind farm projects until GRP is awarded a second project. If GRP has not been awarded a project by March 31, 2010, then GRP shall receive a monthly reduction (maximum monthly reduction is $75,000) of the remaining $1,600,000 of Consideration payable by GPS pursuant to a documented formula until either GRP is awarded a second project or such monthly reductions reach a total amount of $1,600,000.
The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The Company’s allocation was based on an evaluation by management of the appropriate fair values. The transactions costs were not significant. The allocation was completed as follows:

Cash	$7,563,000
Construction equipment	608,000
Other assets	329,000

Total assets acquired	8,500,000

Due to Invenergy	(3,183,000)
Accounts payable and accrued expenses	(667,000)
Billings in excess of costs and estimated earnings	(220,000)
Deferred taxes	(159,000)

Total liabilities assumed	(4,229,000)

Net assets acquired	4,271,000
Less — Investment in GRP	(3,394,000)

Gain on Bargain Purchase	$877,000

The Membership Acquisition resulted in a bargain purchase for the net assets of GRP primarily due to the fair value adjustment of certain acquired assets and liabilities.
The following amounts present the results of GRP that were included in our consolidated statements of operations from the effective date of the Membership Acquisition, December 17, 2009, through January 31, 2010:

Forty-Six
Days Ended
January 31,
2010

Net revenues	$2,026,000
Gross profit	304,000
Income from operations	156,000

The following unaudited pro forma information assumes that the Membership Acquisition had occurred on June 3, 2008, the formation date of GRP. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on June 3, 2008, nor is it indicative of the Company’s future results.

	Year Ended January 31,
	2010	2009

Pro forma net revenues	$263,825,000	$236,158,000
Pro forma net income	$7,851,000	$10,324,000

Pro forma net income per share:
Basic	$0.58	$0.83
Diluted	$0.57	$0.81
Prior to the Membership Acquisition and under an agreement with GRP, GPS incurred certain costs on behalf of GRP. In addition, GPS provided administrative and accounting services for GRP. The total amount of such reimbursable costs incurred by GPS in the fiscal years ended January 31, 2010 and 2009 were approximately $1,059,000 and $1,502,000, respectively.
NOTE 9 — PURCHASED INTANGIBLE ASSETS
In connection with the acquisitions of GPS, VLI and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names.
Impairment Losses — SMC
Last year, the operating results of SMC declined. Net revenues decreased by approximately 12% from the prior year. Income before income taxes for this business declined to a loss before impairment losses and income taxes of approximately $112,000 for the fiscal year ended January 31, 2009. Primarily, the operating results were adversely impacted by reductions in the amounts of outside plant work performed for both of SMC’s largest customers in this area. In light of these results and the depressed state of residential and commercial construction activity, the Company reduced its estimates of future operating results for this business. The impairment analysis conducted last year using the reduced estimates of future income and considering the reduced market values of comparable companies indicated that the net carrying value of this business exceeded its fair value. In addition, it was determined that the net carrying value of SMC’s purchased intangible asset relating to contractual customer relationships exceeded its fair value based on discounted estimated future cash flows. As a result, SMC recorded impairment losses for these excess carrying values of goodwill and contractual customer relationships in the amounts of $940,000 and $151,000, respectively, which were included in the consolidated statement of operations for the year ended January 31, 2009. An updated estimate of the fair value of SMC’s trade name, an indefinite-lived intangible asset, performed during the fourth quarter of the current year indicated that its carrying value of $224,000 exceeded the fair value of this asset by $43,000. An impairment loss for this excess amount was recorded by SMC and was included in the consolidated statement of operations for the year ended January 31, 2010.
Impairment Losses — VLI
During the fiscal years ended January 31, 2009 and 2008, VLI reported operating results that were consistently below expected results. The loss of major customers and the reduction in the amounts of orders received from major customers caused net revenues to decline and this business to operate at a loss. As a result, management conducted a series of analyses in order to determine whether impairment losses had occurred related to the goodwill and the long-lived assets of VLI. Using the income and market approaches, assessment analyses conducted in each year indicated that the carrying value of the business exceeded its fair value. VLI recorded impairment losses for the carrying value excess amounts of $921,000 and approximately $5.6 million, respectively, during the years ended January 31, 2009 and 2008. These losses were included in the consolidated statement of operations for the corresponding year and wrote-off the carrying value of VLI’s goodwill.
In addition, based on comparisons to estimated amounts of future undiscounted cash flows, it was determined that the carrying values of VLI’s long-lived assets were not recoverable and that the carrying values of these assets exceeded their corresponding fair values based on estimated amounts of discounted cash flows. As a result, VLI recorded impairment losses related to its other purchased intangible assets and its fixed assets in the total approximate amounts of $1.1 million and $1.2 million, respectively, during the years ended January 31, 2009 and 2008. These impairment losses, which wrote-off most of the carrying value of the applicable assets, were included in the consolidated statement of operations for the corresponding year.

Goodwill
Additional purchase price of $2.0 million in cash became payable to the former owners of GPS during the year ended January 31, 2008 as the earnings of GPS before interest, taxes, depreciation and amortization (“EBITDA”) adjusted for Argan’s corporate overhead charge, exceeded the $12.0 million adjusted EBITDA target amount established and defined in the merger agreement for the twelve months ended December 31, 2007. The amount of this additional purchase price amount was recorded as goodwill. The changes in the carrying amount of goodwill for the years ended January 31, 2008, 2009 and 2010 were as follows:

	SMC	VLI	GPS	Total
Balances, February 1, 2007	$940,000	$6,565,000	$16,476,000	$23,981,000
Impairment losses	—	(5,644,000)	—	(5,644,000)
Acquisition of GPS	—	—	2,000,000	2,000,000

Balances, January 31, 2008	940,000	921,000	18,476,000	20,337,000
Impairment losses	(940,000)	(921,000)	—	(1,861,000)

Balances, January 31, 2009	—	—	18,476,000	18,476,000
Impairment losses	—	—	—	—

Balances, January 31, 2010	$—	$—	$18,476,000	$18,476,000

For income tax reporting purposes, goodwill allocated to GPS in the approximate amount of $12.3 million (including $2.0 million added in the year ended January 31, 2008) is being amortized on a straight-line basis over periods of 15 years. The remaining amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.
Other Purchased Intangible Assets — Descriptions
The Company’s other purchased intangible assets consisted of the following assets at January 31, 2010 and 2009:
Trade Names — The Company determined the fair values of the GPS and SMC Trade Names using a relief-from-royalty methodology. The Company also considered recognition by potential customers of a trade name such as GPS. The Company believes that the useful life of the GPS Trade Name is fifteen years, the period over which the Trade Name is expected to contribute to future cash flows. Management concluded that the useful life of the SMC Trade Name was indefinite since it is expected to contribute directly to future cash flows in perpetuity. While SMC is not a nationally recognized trade name, it is a recognized name in the Mid-Atlantic region, SMC’s primary area of operations. The Company uses the relief-from-royalty method described above to test the SMC Trade Name for impairment annually on November 1 and on an interim basis if events or changes in circumstances between annual tests indicate the SMC Trade Name might be impaired. An impairment loss of $43,000 was recorded by SMC related to the trade name intangible asset during the year ended January 31, 2010.
Non-Compete Agreements — The fair value amounts of three non-compete agreements with the former owners of acquired businesses were determined at the time of the acquisitions by discounting the estimated reductions in the cash flows that would be expected if the key employees were to leave the Company. These key employees signed non-compete agreements prohibiting them from competing directly or indirectly for five years. The estimated reduced cash flows were discounted based on a rate that reflected the perceived risk of the applicable non-compete agreement, the estimated weighted average cost of capital and the asset mix of the acquired company. The Company is amortizing fair value amounts ascribed to the non-compete agreements over five years, the contractual length of the non-compete agreements. VLI recorded an impairment loss related to this asset of $603,000 during the fiscal year ended January 31, 2008.
In connection with the acquisitions, the Company also recorded intangible assets based on the estimated fair value amounts associated with customer contracts and other longstanding customer relationships. The estimated amounts were based on the discounted future cash flows expected from these contracts and relationships. The amounts of estimated cash flows reflected the evaluation of historical levels of business, existing orders and contracts, anticipated future projects and general economic conditions. Discount factors reflected various factors including the long-term nature of certain customer relationships and the inherent difficulty in completing certain projects. The amortization periods established for these assets ranged from eight months to seven years. As a result of scheduled amortization and impairment losses recorded by VLI and SMC, the carrying value amounts for these intangible assets were written-off during the year ended January 31, 2009. The fair value of the proprietary formulas was determined and recorded at the time of the acquisition of VLI. Cash flow forecasts were developed based on employing a technology contribution approach in order to determine the amounts of net revenues associated with existing proprietary formulations. The amortization of the carrying value amount was completed during the year ended January 31, 2008.

Other Purchased Intangible Assets — Changes in Asset Carrying Values
The changes in the carrying amounts of other purchased intangible assets for the years ended January 31, 2008, 2009 and 2010 were as follows.

	Estimated	Balance				Balance
	Useful	February 1,		Impairment		January 31,
	Lives	2007	Additions	Charges	Amortization	2008
Contractual customer relationships -
- SMC	7 years	$358,000	$—	$—	$(104,000)	$254,000
- VLI	5 years	1,033,000	—	(578,000)	(330,000)	125,000
Customer relationships - GPS	1-2 years	5,722,000	—	—	(4,818,000)	904,000
Proprietary formulas - VLI	3 years	268,000	—	—	(268,000)	—
Non-compete agreements -
- VLI	5 years	930,000	—	(603,000)	(315,000)	12,000
- GPS	5 years	518,000	—	—	(106,000)	412,000
Trade name - GPS	15 years	3,608,000	—	—	(243,000)	3,365,000
Trade name - SMC	Indefinite	224,000	—	—	—	224,000

Totals		$12,661,000	$—	$(1,181,000)	$(6,184,000)	$5,296,000

	Estimated	Balance				Balance
	Useful	January 31,		Impairment		January 31,
Description	Lives	2008	Additions	Charges	Amortization	2009
Contractual customer relationships -
- SMC	7 years	$254,000	$—	$(151,000)	$(103,000)	$—
- VLI	5 years	125,000	—	(86,000)	(39,000)	—
Customer relationships - GPS	1-2 years	904,000	—	—	(904,000)	—
Non-compete agreements -
- VLI	5 years	12,000	—	—	(8,000)	4,000
- GPS	5 years	412,000	—	—	(107,000)	305,000
Trade name - GPS	15 years	3,365,000	—	—	(243,000)	3,122,000
Trade name - SMC	Indefinite	224,000	—	—	—	224,000

Totals		$5,296,000	$—	$(237,000)	$(1,404,000)	$3,655,000

	Estimated	Balance				Balance
	Useful	January 31,		Impairment		January 31,
Description	Lives	2009	Additions	Charges	Amortization	2010
Non-compete agreements -
- VLI	5 years	$4,000	$—	$—	$(4,000)	$—
- GPS	5 years	305,000	—	—	(107,000)	198,000
Trade name - GPS	15 years	3,122,000	—	—	(243,000)	2,879,000
Trade name - SMC	Indefinite	224,000	—	(43,000)	—	181,000

Totals		$3,655,000	$—	$(43,000)	$(354,000)	$3,258,000

Other Purchased Intangible Assets — Future Amortization Expense
The estimated amounts of amortization expense related to the purchased intangible assets (other than goodwill) for the next five fiscal years are presented below:

2011	$350,000
2012	334,000
2013	243,000
2014	243,000
2015	243,000
Thereafter	1,664,000

Total	$3,077,000

NOTE 10 — DEBT
At January 31, 2010 and 2009, debt consisted of the following:

			Stated
	2010	2009	Interest Rate
Bank term loan, due December 2010	$1,833,000	$3,833,000	3.48%
Bank term loan, due August 2009	—	292,000	N/A
Capital leases	—	9,000

	1,833,000	4,134,000
Less: current portion	1,833,000	2,301,000

Debt, long-term portion	$—	$1,833,000

Revolving credit facility	$—	$—

The financing arrangements with the Bank cover a 4-year installment term loan with a current balance of $1.8 million that provided the Company with $8.0 million in proceeds used in the acquisition of GPS, including $2.0 million in funds that were placed in escrow with the Bank for the subsequent payment of contingent purchase price. The Company makes monthly installment payments of principal on this loan that bear interest at a rate of LIBOR plus 3.25%. The Bank financing arrangements also provide a revolving loan facility with a maximum borrowing amount of $4.25 million that expires on May 31, 2011. Amounts borrowed under the revolving loan facility would also bear interest at LIBOR plus 3.25%. The financing arrangements also covered a 3-year installment term loan related to VLI that bore interest at a rate of LIBOR plus 3.25% and that was repaid during the current year.
The Company had interest rate swap agreements with a total initial notional amount of $5,125,000 that expired during the current year. Under the swap agreements, the Company agreed to exchange each month the difference between fixed and floating LIBOR interest rate amounts calculated by reference to the current notional principal balance. At January 31, 2009, the Company carried an accrued liability amount of $62,000 in order to recognize the fair value of the interest rate swap agreements that expired during the current year.
The stated interest rate presented in the table above is the floating interest rate as of January 31, 2010. This is not necessarily an indication of future interest rates. Interest expense amounts related to the term loans and the corresponding interest rate swap agreements discussed above were $184,000, $410,000 and $699,000 for the years ended January 31, 2010, 2009 and 2008, respectively.
The Company may obtain standby letters of credit from the Bank in the ordinary course of business in amounts not to exceed $10.0 million in the aggregate. The Company has pledged $5.0 million in cash to the Bank in order to secure a standby letter of credit that was issued by the Bank for the benefit of a major insurance company in connection with its providing a bonding commitment to GPS (see Note 4).

The Bank financing arrangements require compliance with certain financial covenants at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period), including requirements that the ratio of total funded debt to EBITDA, as defined therein, not exceed 2 to 1, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA, as defined, not exceed 1.50 to 1. The Bank’s consent continues to be required for acquisitions and divestitures. The Company continues to pledge the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt due and payable. At January 31, 2010, the Company was in compliance with the covenants of its amended financing arrangements.
NOTE 11 — COMMITMENTS
The Company leases office, warehouse and manufacturing facilities under non-cancelable operating leases expiring on various dates through February 2014. In addition, as it is management’s intention to continue to occupy the headquarters facility of SMC, the future minimum lease payment amounts presented below include the payment amounts associated with five remaining two-year option terms. None of the Company’s leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under the lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs. Certain other leases contain renewal options. Total rent expense amounts for all operating leases and other rental agreements were $6.5 million, $2.9 million and $5.1 million for the years ended January 31, 2010, 2009 and 2008, respectively. The following is a schedule of future minimum lease payments for operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2010:

2011	$785,000
2012	733,000
2013	332,000
2014	171,000
2015	91,000
Thereafter	426,000

Total	$2,538,000

NOTE 12 — LEGAL CONTINGENCIES
In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of current claims and proceedings could have a material effect on the Company’s consolidated financial statements other than the matters discussed below. The material amounts of any legal fees expected to be incurred in connection with these matters are accrued when such amounts are estimable.
Delta-T Matters
GPS was the contractor for engineering, procurement and construction services related to an anhydrous ethanol plant in Carleton, Nebraska (the “Project”). The Project owner was ALTRA Nebraska, LLC (“Altra”). In November 2007, GPS and Altra agreed to a suspension of the Project while Altra sought to obtain financing to complete the Project. By March 2008, financing had not been arranged which terminated the construction contract prior to completion of the Project. In March 2008, GPS filed a mechanic’s lien against the Project in the approximate amount of $23.8 million, which amount also included all sums owed to the subcontractors/suppliers of GPS and their subcontractors/suppliers. In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the bankruptcy court and have not been distributed to Altra’s creditors.
Delta-T Corporation (“Delta-T”) was a major subcontractor to GPS on the Project. In January 2009, GPS and Delta-T executed a Project Close Out Agreement (the “Close Out”) which settled all contract claims between the parties and included a settlement payment in the amount of $3.5 million that GPS made to Delta-T. In the Close Out, Delta-T also agreed to prosecute any lien claims against Altra, to assign to GPS the first $3.5 million of any resulting proceeds and to indemnify and defend any claims against GPS related to the Project. In addition, GPS received a guarantee from Delta-T’s parent company in support of the indemnification commitment.

In April 2009, one of the subcontractors to Delta-T received an arbitration award in its favor against Delta-T in the amount of approximately $6.8 million, including approximately $662,000 in interest and $2.3 million identified in the award as amounts applied to other projects (the “Judgment Award”). In April 2009, the subcontractor also filed suit in the District Court of Thayer County, Nebraska, in order to recover its claimed amount of $3.6 million unpaid by Delta-T on the Altra project from a payment bond issued to Altra on behalf of GPS. In December 2009, the Judgment Award was confirmed in federal district court in Florida. In February 2010, the amount of the suit in Nebraska was amended by the subcontractor to $6.8 million, plus interest, to match the amount of the Judgment Award. Delta-T has not paid or satisfied any portion of the award. We understand that Delta-T has abandoned its defense of the surety company.
The Company vigorously intends to pursue its lien claim against the Altra project as well as defend this matter for the surety company, to investigate the inclusion of the $2.3 million applied to other projects in the Judgment Award, to demand that Delta-T satisfy its obligations under the Close Out, and/or to enforce the guarantee provided to GPS by Delta-T’s parent company. However, assurance cannot be provided by the Company that it will be successful in these efforts. It is reasonably possible that resolution of the matters discussed above could result in a loss with a material negative affect on the Company’s consolidated operating results in a future reporting period. No provision for loss has been recorded in the consolidated financial statements as of January 31, 2010 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of loss can be reasonably estimated by GPS, the impact of the change will be reflected in the consolidated financial statements at that time.
Tampa Bay Nutraceutical Company
On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel; (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $42,000,000. Depositions are ongoing. The Company is vigorously defending this litigation. Although the Company believes it has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of potential damages, if any, at this state of the litigation. The ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a future reporting period.
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

NOTE 13 — PRIVATE OFFERING OF COMMON STOCK
In July 2008, the Company completed a private placement sale of 2.2 million shares of common stock to investors at a price of $12.00 per share that provided net proceeds of approximately $25 million. Management expected that the proceeds would provide resources to support GPS’s cash investment requirements relating to the wind-power construction subsidiary described in Note 8 and the bonding requirements associated with future energy plant construction projects. Allen & Company LLC (“Allen”), a firm considered to be a related party, served as placement agent for the stock offering and was paid a fee of approximately $1.3 million for its services by the Company. One of the members of our Board of Directors is a managing director of Allen.
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
At January 31, 2010, there were 1,075,000 shares of the Company’s common stock reserved for issuance upon the exercise of stock options and warrants (see discussion of warrants below).
A summary of stock option activity under the Option Plan for the years ended January 31, 2008, 2009 and 2010 is presented below:

			Weighted
		Weighted	Average	Weighted
		Average	Remaining	Average
		Exercise	Contract	Fair
Options	Shares	Price	Term (years)	Value
Outstanding, February 1, 2007	244,000	$4.20
Granted	212,000	$8.18
Exercised	(13,000)	$3.70
Forfeited or expired	(18,000)	$7.07

Outstanding, January 31, 2008	425,000	$6.07	6.91	$3.61
Granted	235,000	$11.95
Exercised	(98,000)	$6.35
Forfeited or expired	(50,000)	$10.13

Outstanding, January 31, 2009	512,000	$8.31	6.48	$4.34
Granted	123,000	$12.77
Exercised	(115,000)	$4.12
Forfeited or expired	(23,000)	$11.00

Outstanding, January 31, 2010	497,000	$10.27	6.47	$5.45

Exercisable, January 31, 2010	374,000	$9.44	5.65	$4.87

The total intrinsic value amounts for the stock options exercised during the years ended January 31, 2010, 2009 and 2008 were $1,186,000, $804,000 and $83,000, respectively. The aggregate intrinsic value amounts for outstanding and exercisable stock options at January 31, 2010 were $1,956,000 and $1,779,000, respectively.

A summary of the change in the number of shares of common stock subject to non-vested options to purchase such shares for the years ended January 31, 2008, 2009 and 2010 is present below:

		Weighted-
		Average
		Fair
	Shares	Value
Nonvested, February 1, 2007	16,000	$3.72
Granted	212,000	$5.30
Vested	(33,000)	$4.43
Forfeited	(5,000)	$3.72

Nonvested, January 31, 2008	190,000	$5.36
Granted	235,000	$5.96
Vested	(140,000)	$4.81
Forfeited	(50,000)	$6.16

Nonvested, January 31, 2009	235,000	$5.96
Granted	123,000	$7.21
Vested	(235,000)	$5.83

Nonvested, January 31, 2010	123,000	$7.21

The total fair value amounts for shares vested during the years ended January 31, 2010, 2009 and 2008 were $1,370,000, $673,000 and $144,000, respectively. Compensation expense amounts recorded in the years ended January 31, 2010, 2009 and 2008 were $1,040,000, $1,196,000 and $561,000, respectively. At January 31, 2010, there was $328,000 in unrecognized compensation cost related to stock options granted under the Option Plan. The end of the period over which the compensation expense for these awards is expected to be recognized is December 2010.
The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of certain assumptions for each stock option that is awarded. In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB 110”), which became effective January 1, 2008. SAB 110 amends SAB 107 with regards to the use of a “simplified method” in developing an estimate of expected term of “plain-vanilla’’ share options. SAB 110 states that under certain circumstances, including a company having historical stock option exercise experience that is insufficient to provide a reasonable basis upon which to estimate expected terms, the SEC’s staff will continue to accept the simplified method beyond December 31, 2007. The Company utilizes the simplified method to estimate the expected terms of its stock option awards.
The fair value amounts per share of options to purchase shares of the Company’s common stock awarded during the fiscal years ended January 31, 2010, 2009 and 2008 were determined at the dates of grant using the following weighted-average assumptions:

	2010	2009	2008
Risk-free interest rate	3.19%	3.87%	5.00%
Expected volatility	62.74%	61.46%	67.00%
Expected life	5.28 years	4.28 years	5.00 years
Dividend yield	—%	—%	—%
The Company also has outstanding warrants to purchase 166,000 shares of the Company’s common stock as of January 31, 2010, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement of common stock in April 2003 to three individuals who became the executive officers of the Company upon completion of the offering and also to an investment advisory firm. A director of the Company is the chief executive officer of the investment advisory firm and related party, MSR Advisors, Inc. The fair value of the issued warrants of $849,000 was recognized as offering costs. All warrants are exercisable and expire in December 2012.
The Company also has a 401(k) Savings Plan covering all of its employees pursuant to which the Company makes discretionary contributions for its eligible and participating employees. The Company’s expense for this defined contribution plan totaled approximately $41,000, $33,000 and $36,000 for the years ended January 31, 2010, 2009 and 2008, respectively.

NOTE 15 — INCOME TAXES
The components of the Company’s income tax expense for the years ended January 31, 2010, 2009 and 2008 are presented below:

	2010	2009	2008
Current:
Federal	$2,935,000	$7,226,000	$3,254,000
State	672,000	1,669,000	1,044,000

	3,607,000	8,895,000	4,298,000
Deferred:
Federal	50,000	(1,864,000)	(2,570,000)
State	(37,000)	(305,000)	(135,000)

	13,000	(2,169,000)	(2,705,000)

Total income tax expense	$3,620,000	$6,726,000	$1,593,000

The actual income tax expense amounts for the years ended January 31, 2010, 2009 and 2008 differed from the “expected” tax amounts computed by applying the U.S. Federal corporate income tax rate of 34% to income (loss) from operations before income taxes as presented below:

	2010	2009	2008

Computed “expected” income tax (benefit)	$3,624,000	$5,693,000	$(548,000)
Increase (decrease) resulting from:
State income taxes, net	407,000	797,000	383,000
Permanent differences	(411,000)	236,000	1,758,000

Total income tax expense	$3,620,000	$6,726,000	$1,593,000

The favorable net tax effect of permanent items for the year ended January 31, 2010 reflects primarily the gain on the bargain purchase of the net assets of GRP in the amount of $877,000, which is not reportable for income tax reporting purposes, and the estimated domestic manufacturing deduction of approximately $552,000.
The unfavorable net tax effect of permanent items for the year ended January 31, 2009 reflected primarily the impairment losses of approximately $1.9 million recorded in the prior year related to the goodwill of VLI, net of the amount of domestic manufacturing deduction of approximately $1.3 million estimated for the prior year. The impairment losses were not deductible for income tax reporting purposes.
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
As of January 31, 2010, other current assets included refundable income taxes of approximately $2.0 million. As of January 31, 2009, accrued expenses included income tax amounts payable of approximately $2.9 million. The Company’s consolidated balance sheets as of January 31, 2010 and 2009 included net deferred tax assets in the amounts of $3.2 million and $3.4 million, respectively, resulting from future deductible temporary differences. The Company’s ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. The Company’s income tax expense amounts for the years ended January 31, 2010 and 2009 included adjustments to the deferred tax asset valuation allowance in the net amounts of $66,000 and $206,000, respectively. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets except for the state portion of the deferred tax assets of VLI.

The tax effects of temporary differences that give rise to deferred tax assets and liabilities at January 31, 2010 and 2009 are presented below:

	2010	2009
Assets:
Purchased intangibles	$1,862,000	$1,968,000
Inventory and accounts receivable reserves	997,000	713,000
Accrued incentive compensation	363,000	656,000
Stock options	938,000	614,000
Property and equipment	140,000	291,000
Accrued legal fees	192,000	242,000
Net operating losses (certain states)	195,000	120,000
Accrued vacation	66,000	51,000
Other	191,000	236,000

	4,944,000	4,891,000

Liabilities:
Purchased intangibles	(1,403,000)	(1,082,000)
Other	(38,000)	(200,000)

	(1,441,000)	(1,282,000)

Valuation allowance	(272,000)	(206,000)

Net deferred tax assets	$3,231,000	$3,403,000

The Company is subject to income taxes in the United States and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. In the current year, the Internal Revenue Service (the “IRS”) conducted an audit of the Company’s federal consolidated income tax return for the tax year ended January 31, 2007, the Company’s fiscal year 2007. There were no changes to the Company’s income tax return required. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2007.
NOTE 16 — NET INCOME (LOSS) PER SHARE
Basic income (loss) per share amounts for the years ended January 31, 2010, 2009 and 2008, were computed by dividing net income (loss) by the weighted average number of shares of common stock that were outstanding during the applicable year.
Diluted income per share amounts for the years ended January 31, 2010 and 2009 were computed by dividing the net income amounts by the weighted average number of outstanding common shares for the applicable year plus 241,000 shares and 314,000 shares representing the total dilutive effects of outstanding stock options and warrants during the years, respectively. The diluted weighted average number of shares outstanding for the years ended January 31, 2010 and 2009 excluded the effects of options to purchase approximately 68,000 and 40,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable year.
Diluted loss per share for the year ended January 31, 2008 was computed by dividing the net loss amount by the weighted average number of outstanding common shares for the year. The effects of outstanding options and warrants to purchase 651,000 shares of common stock were not included as the Company’s net loss made these common stock equivalents anti-dilutive for the year.

NOTE 17 — TERMINATED CONSTRUCTION CONTRACT
Pursuant to an amended agreement between GPS and a customer covering engineering, procurement and construction services (the “EPC Agreement”), the deadline date for the customer to obtain financing for the completion of the project lapsed during the year ended January 31, 2009. Financing was not obtained and the EPC Agreement was terminated. Attempts by the customer to sell the partially completed plant were unsuccessful. Construction activity on this project was suspended in November 2007. In order to reflect the termination of the EPC Agreement and the exhaustion of the customer’s efforts to finance or to sell the plant, the Company established a reserve against the balance of accounts receivable from this customer and eliminated the related balance from billings in excess of cost and earnings last year resulting in a net increase to consolidated net revenues of approximately $505,000. During the fiscal year ended January 31, 2009, GPS recorded favorable adjustments related to the settlement of accrued amounts on the terminated construction contract. The adjustments reduced cost of revenues for the fiscal year ended January 31, 2009 by approximately $7.1 million, net of related expenses.
NOTE 18 — SEGMENT REPORTING
Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the years ended January 31, 2010, 2009 and 2008 — power industry services, nutritional products and telecommunications infrastructure services. Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and assessing performance. The Company’s reportable segments are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries — GPS, VLI and SMC, respectively. The “Other” column includes the Company’s corporate and unallocated expenses.
Fiscal Year Ended January 31, 2010

	Power		Telecom
	Industry	Nutritional	Infrastructure
	Services	Products	Services	Other	Consolidated
Net revenues	$209,814,000	$13,999,000	$8,517,000	$—	$232,330,000
Cost of revenues	188,983,000	13,237,000	6,629,000	—	208,849,000

Gross profit	20,831,000	762,000	1,888,000	—	23,481,000
Selling, general and administrative expenses	6,410,000	2,912,000	1,660,000	3,885,000	14,867,000
Impairment losses	—	—	43,000	—	43,000

Income (loss) from operations	14,421,000	(2,150,000)	185,000	(3,885,000)	8,571,000
Interest expense	(173,000)	(11,000)	—	—	(184,000)
Investment income	80,000	—	—	28,000	108,000
Equity in the earnings of GRP	1,288,000	—	—	—	1,288,000
Gain from bargain purchase	877,000	—	—	—	877,000

Income (loss) before income taxes	$16,493,000	$(2,161,000)	$185,000	$(3,857,000)	10,660,000

Income tax expense					(3,620,000)

Net income					$7,040,000

Amortization of purchased intangible assets	$350,000	$4,000	$—	$—	$354,000

Depreciation and other amortization	$200,000	$—	$411,000	$6,000	$617,000

Fixed asset additions	$21,000	$—	$167,000	$11,000	$199,000

Goodwill	$18,476,000	$—	$—	$—	$18,476,000

Total assets	$77,914,000	$5,905,000	$2,864,000	$33,590,000	$120,273,000

Fiscal Year Ended January 31, 2009

	Power		Telecom
	Industry	Nutritional	Infrastructure
	Services	Products	Services	Other	Consolidated
Net revenues	$202,298,000	$10,075,000	$8,553,000	$—	$220,926,000
Cost of revenues	169,046,000	11,868,000	7,127,000	—	188,041,000

Gross profit	33,252,000	(1,793,000)	1,426,000	—	32,885,000
Selling, general and administrative expenses	5,543,000	3,025,000	1,538,000	4,752,000	14,858,000
Impairment losses	—	2,043,000	1,091,000	—	3,134,000

Income (loss) from operations	27,709,000	(6,861,000)	(1,203,000)	(4,752,000)	14,893,000
Interest expense	(348,000)	(56,000)	—	(6,000)	(410,000)
Investment income	1,519,000	—	—	236,000	1,755,000
Equity in the earnings of GRP	507,000	—	—	—	507,000

Income (loss) before income taxes	$29,387,000	$(6,917,000)	$(1,203,000)	$(4,522,000)	16,745,000

Income tax expense					(6,726,000)

Net income					$10,019,000

Amortization of purchased intangible assets	$1,254,000	$47,000	$103,000	$—	$1,404,000

Depreciation and other amortization	$199,000	$297,000	$488,000	$8,000	$992,000

Fixed asset additions	$153,000	$131,000	$86,000	$—	$370,000

Goodwill	$18,476,000	$—	$—	$—	$18,476,000

Total assets	$96,091,000	$4,171,000	$2,896,000	$32,006,000	$135,164,000

Fiscal Year Ended January 31, 2008

	Power		Telecom
	Industry	Nutritional	Infrastructure
	Services	Products	Services	Other	Consolidated
Net revenues	$180,414,000	$16,669,000	$9,693,000	$—	$206,776,000
Cost of revenues	162,418,000	14,714,000	8,059,000	—	185,191,000

Gross profit	17,996,000	1,955,000	1,634,000	—	21,585,000
Selling, general and administrative expenses	9,880,000	3,947,000	1,340,000	3,816,000	18,983,000
Impairment losses of VLI	—	6,826,000	—	—	6,826,000

Income (loss) from operations	8,116,000	(8,818,000)	294,000	(3,816,000)	(4,224,000)
Interest expense	(588,000)	(110,000)	(1,000)	—	(699,000)
Investment income	3,301,000	—	10,000	—	3,311,000

Income (loss) before income taxes	$10,829,000	$(8,928,000)	$303,000	$(3,816,000)	(1,612,000)

Income tax expense					(1,593,000)

Net loss					$(3,205,000)

Amortization of purchased intangible assets	$5,168,000	$913,000	$103,000	$—	$6,184,000

Depreciation and other amortization	$181,000	$558,000	$522,000	$16,000	$1,277,000

Fixed asset additions	$58,000	$324,000	$491,000	$—	$873,000

Goodwill	$18,476,000	$921,000	$940,000	$—	$20,337,000

Total assets	$119,026,000	$7,632,000	$4,731,000	$14,474,000	$145,863,000

During the year ended January 31, 2010, the majority of the Company’s net revenues related to engineering, procurement and construction services that were provided by GPS to the power industry. Net revenues from power industry services accounted for approximately 90.3% of consolidated net revenues for the year. The Company’s most significant current year customer relationship included one power industry service customer which accounted for approximately 87.2% of consolidated net revenues for the year. VLI, which provides nutritional and whole-food supplements as well as personal care products to customers in the global nutrition industry, accounted for approximately 6.0% of consolidated net revenues for the year. SMC, which provides infrastructure services to telecommunications and utility customers as well as to the federal government, accounted for approximately 3.7% of consolidated net revenues for the year.
Net revenues from power industry services accounted for approximately 91.6% of consolidated net revenues for the year ended January 31, 2009. The Company’s most significant customer relationships included two power industry service customers which accounted for approximately 49.7% and 40.2%, respectively, of consolidated net revenues for the year. VLI accounted for approximately 4.5% of consolidated net revenues for the year. SMC accounted for approximately 3.9% of consolidated net revenues for the year.
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

NOTE 19 — QUARTERLY FINANCIAL INFORMATION (unaudited):
Certain unaudited quarterly financial information for the quarters ended April 30, July 31, October 31, and January 31 included in the fiscal years ended January 31, 2010, 2009 and 2008 is presented below:

2010	April	July	October	January	Full Year
Net revenues	$63,110,000	$65,455,000	$60,667,000	$43,098,000	$232,330,000
Gross profit	7,428,000	6,956,000	6,847,000	2,250,000	23,481,000
Income (loss) from operations	4,214,000	3,768,000	2,832,000	(2,243,000)	8,571,000
Net income (loss)	2,967,000	2,685,000	1,964,000	(576,000)	7,040,000
Income (loss) per share:
Basic	$0.22	$0.20	$0.14	$(0.04)	$0.52
Diluted	$0.22	$0.19	$0.14	$(0.04)	$0.51

2009	April	July	October	January	Full Year
Net revenues	$48,406,000	$75,098,000	$41,387,000	$56,035,000	$220,926,000
Gross profit	5,733,000	7,720,000	6,838,000	12,594,000	32,885,000
Income from operations	1,722,000	1,758,000	3,748,000	7,665,000	14,893,000
Net income	1,555,000	806,000	2,624,000	5,034,000	10,019,000
Income per share:
Basic	$0.14	$0.07	$0.20	$0.37	$0.80
Diluted	$0.14	$0.07	$0.19	$0.37	$0.78

2008	April	July	October	January	Full Year
Net revenues	$50,432,000	$53,136,000	$49,263,000	$53,945,000	$206,776,000
Gross profit	1,178,000	6,568,000	7,446,000	6,393,000	21,585,000
Income (loss) from operations	(3,383,000)	1,795,000	(1,601,000)	(1,035,000)	(4,224,000)
Net income (loss)	(2,016,000)	1,333,000	(1,957,000)	(565,000)	(3,205,000)
Income (loss) per share:
Basic	$(0.18)	$0.12	$(0.18)	$(0.05)	$(0.29)
Diluted	$(0.18)	$0.12	$(0.18)	$(0.05)	$(0.29)
The sum of the net income (loss) per share amounts for each quarter may not agree with the calculated net income (loss) per share amount for the full year as per share amounts for each quarter and the full year are computed independently.
Income from operations for the fourth quarter ended January 31, 2010 was impacted by unfavorable construction contract adjustments that reduced gross profit by approximately $3.9 million and an unfavorable adjustment to the reserve for inventory obsolescence in the amount of $588,000. Net income for the quarter was favorable affected by the gain on the bargain purchase of GRP in the amount of $877,000.
Income from operations for the fourth quarter ended January 31, 2009 was impacted by the favorable adjustments to cost of revenues in the approximate net amount of $7.1 million (see Note 17) offset partially by impairment losses totaling $1.2 million and the provision for inventory obsolescence in the amount of $825,000.
The operating results for the quarter ended July 31, 2008 (the second quarter of the year ended January 31, 2009) were adversely impacted by impairment losses totaling $1.9 million that related to goodwill, other purchased intangible assets and fixed assets.

The operating results for the quarters ended April 30, 2007, July 31, 2007 and October 31, 2007 (the first three quarters of the fiscal year ended January 31, 2008) were adversely impacted by losses related to one power plant project in the amounts of approximately $5.3 million, $4.1 million and $2.3 million, respectively.
The operating results for the quarters ended October 31, 2007 and January 31, 2008 (the third and fourth quarters of the fiscal year ended January 31, 2008) were adversely impacted by impairment losses of $4.7 million and $2.2 million, respectively, that related to goodwill and other purchased intangible assets.
NOTE 20 — SUPPLEMENTAL FINANCIAL INFORMATION
The amounts of cash paid for interest and income taxes for the years ended January 31, 2010, 2009 and 2008 are presented below:

	2010	2009	2008
Income taxes	$8,097,000	$6,882,000	$4,358,000

Interest	$184,000	$410,000	$693,000

The amounts attributable to significant non-cash transactions for the years ended January 31, 2010, 2009 and 2008 are presented below:

	2010	2009	2008
Reductions in accounts receivable and billings in excess of costs and estimated earnings	$—	$22,219,000	$—

Net (increase) decrease in the fair value of interest rate swaps	$(62,000)	$(44,000)	$99,000

Certain sales-type taxes that are assessed by government authorities and collected from customers are included in cost of revenues. Accordingly, these amounts are considered contract costs in the performance of percentage-of-completion calculations and the determination of net revenues. The amounts of such costs were $7.5 million, $5.9 million and $1.4 million for the fiscal years ended January 31, 2010, 2009 and 2008, respectively.
Accrued liabilities as of January 31, 2010 included accrued incentive cash compensation, accrued payroll and other costs, and accrued sales taxes in the amounts of $2.5 million, $1.6 million and $110,000, respectively. As of January 31, 2009, accrued liabilities included comparable amounts of $4.0 million, $1.0 million and $4.6 million, respectively.
NOTE 21 — SUBSEQUENT EVENTS
The Company evaluated subsequent events for adjustment to or disclosure in the consolidated financial statements through the date of their issuance.
In August 2009, the Company announced that it had signed a nonbinding letter of intent to purchase United American Steel Constructors, Inc. (“UNAMSCO”), a private construction company operating National Steel Constructors, LLC, a majority-owned subsidiary, and Peterson Beckner Industries, a company under common control. On February 16, 2010, the Company issued a press release announcing that the Company and UNAMSCO had discontinued merger negotiations and mutually terminated the related nonbinding letter of intent.

SCHEDULE II
ARGAN, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance,	Charged			Balance,
	Beginning of	To Costs			End of
Description	Year	and Expenses	Write-offs	Other (1)	Year
Allowance for uncollectible accounts receivable
Year ended January 31, 2010	$22,379,000	$294,000	$16,851,000	$—	$5,822,000
Year ended January 31, 2009	75,000	129,000	44,000	22,219,000	22,379,000
Year ended January 31, 2008	137,000	45,000	107,000	—	75,000

Allowance for overstocked and obsolete inventory
Year ended January 31, 2010	$1,690,000	$518,000	$308,000	$—	$1,900,000
Year ended January 31, 2009	225,000	1,637,000	172,000	—	1,690,000
Year ended January 31, 2008	104,000	434,000	313,000	—	225,000

(1)
During the fiscal year ended January 31, 2009, the allowance for uncollectible accounts receivable was increased by $22.2 million which was offset by the elimination of a corresponding amount of billings in excess of cost and estimated earnings.