Form 10-Q
period 2010-04-30
ARGAN INC
filed 2010-06-08
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
For the Transition Period from                      to
Commission File Number 001-31756
Argan, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-1947195

(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)
One Church Street, Suite 201, Rockville Maryland 20850
(Address of Principal Executive Offices) (Zip Code)
(301) 315-0027
(Registrant’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year,
if Changed since Last Report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.
Common Stock, $0.15 par value, 13,590,494 shares at June 4, 2010.

ARGAN, INC. AND SUBSIDIARIES
INDEX

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	April 30,	January 31,
	2010	2010
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$63,249,000	$66,009,000
Escrowed cash	5,002,000	5,002,000
Accounts receivable, net of allowance for doubtful accounts	13,016,000	4,979,000
Costs and estimated earnings in excess of billings	12,164,000	12,931,000
Inventories, net of reserve for obsolescence	1,770,000	2,010,000
Current deferred tax assets	1,195,000	1,603,000
Prepaid expenses and other current assets	2,025,000	2,697,000

TOTAL CURRENT ASSETS	98,421,000	95,231,000
Property and equipment, net of accumulated depreciation	1,558,000	1,540,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	3,171,000	3,258,000
Deferred tax assets	1,652,000	1,628,000
Other assets	117,000	140,000

TOTAL ASSETS	$123,395,000	$120,273,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$20,577,000	$17,906,000
Accrued expenses	6,269,000	10,254,000
Billings in excess of costs and estimated earnings	4,430,000	1,874,000
Current portion of long-term debt	1,333,000	1,833,000

TOTAL CURRENT LIABILITIES	32,609,000	31,867,000
Other liabilities	37,000	38,000

TOTAL LIABILITIES	32,646,000	31,905,000

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share; 30,000,000 shares authorized; 13,590,727 and 13,585,727 shares issued at 4/30/10 and 1/31/10, and 13,587,494 and 13,582,494 shares outstanding at 4/30/10 and 1/31/10, respectively	2,039,000	2,038,000
Warrants outstanding	601,000	613,000
Additional paid-in capital	87,417,000	87,048,000
Retained earnings (deficit)	725,000	(1,298,000)
Treasury stock, at cost; 3,233 shares at 4/30/10 and 1/31/10	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	90,749,000	88,368,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,395,000	$120,273,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,
	2010	2009
Net revenues
Power industry services	$51,396,000	$58,035,000
Nutritional products	2,697,000	2,817,000
Telecommunications infrastructure services	1,838,000	2,258,000

Net revenues	55,931,000	63,110,000

Cost of revenues
Power industry services	44,667,000	51,375,000
Nutritional products	2,683,000	2,558,000
Telecommunications infrastructure services	1,793,000	1,749,000

Cost of revenues	49,143,000	55,682,000

Gross profit	6,788,000	7,428,000

Selling, general and administrative expenses	3,574,000	3,214,000

Income from operations	3,214,000	4,214,000

Interest expense	(14,000)	(62,000)
Investment income	12,000	51,000
Equity in the earnings of the unconsolidated subsidiary	—	610,000

Income from operations before income taxes	3,212,000	4,813,000
Income tax expense	1,189,000	1,846,000

Net income	$2,023,000	$2,967,000

Earnings per share:
Basic net income per share	$0.15	$0.22

Diluted net income per share	$0.15	$0.22

Weighted average number of shares outstanding:
Basic	13,584,000	13,445,000

Diluted	13,790,000	13,714,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,023,000	$2,967,000
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income tax expense	384,000	567,000
Stock option compensation expense	320,000	272,000
Amortization of purchased intangibles	87,000	89,000
Depreciation and other amortization	168,000	147,000
Equity in the earnings of the unconsolidated subsidiary	—	(610,000)
Other	37,000	19,000
Changes in operating assets and liabilities:
Escrowed cash	—	(4,000)
Accounts receivable	(8,069,000)	(9,186,000)
Costs and estimated earnings in excess of billings	767,000	1,612,000
Inventories	232,000	(341,000)
Prepaid expenses and other assets	672,000	151,000
Accounts payable and accrued expenses	(1,311,000)	(10,340,000)
Billings in excess of costs and estimated earnings	2,556,000	(1,657,000)
Other	(1,000)	1,000

Net cash used in operating activities	(2,135,000)	(16,313,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(163,000)	(32,000)
Proceeds from sale of property and equipment	3,000	7,000

Net cash used in investing activities	(160,000)	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options and warrants	35,000	190,000
Principal payments on long-term debt	(500,000)	(631,000)

Net cash used in financing activities	(465,000)	(441,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,760,000)	(16,779,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,009,000	74,666,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$63,249,000	$57,887,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes:
Interest	$14,000	$62,000

Income taxes	$62,000	$3,604,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010
(Unaudited)
NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Argan, Inc. (“Argan”) conducts its operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) which were acquired in December 2006 and which provide the substantial portion of consolidated net revenues, Vitarich Laboratories, Inc. (“VLI”) which was acquired in August 2004, and Southern Maryland Cable, Inc. (“SMC”) which was acquired in July 2003. Argan and its consolidated wholly owned subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. Through VLI, the Company develops and manufactures premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction, installation and maintenance primarily to the federal government, telecommunications and broadband service providers, and electric utilities primarily in the Mid-Atlantic region. Each of the wholly-owned subsidiaries represents a separate reportable segment.
In June 2008, GPS entered into a business partnership with a renewable energy company for the design and construction of wind-energy farms located in the United States and Canada. Originally, the partners each owned 50% of the new company, Gemma Renewable Power, LLC (“GRP”). In December 2009, the Company acquired its former partner’s ownership and GRP became a wholly-owned subsidiary of GPS (see Note 6).
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Argan and its wholly owned subsidiaries. The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. The Company evaluated subsequent events for adjustment to or disclosure in these condensed consolidated financial statements through the date of their issuance.
The condensed consolidated balance sheet as of April 30, 2010, the condensed consolidated statements of operations for the three months ended April 30, 2010 and 2009, and the condensed consolidated statements of cash flows for the three months ended April 30, 2010 and 2009 are unaudited. The condensed consolidated balance sheet as of January 31, 2010 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2010 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto (including the summary of significant accounting policies), and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2010 on April 14, 2010.

Codification of Generally Accepted Accounting Principles in the United States (“US GAAP”)
On June 30, 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”) in order to establish the FASB Accounting Standards Codification (the “Codification” or “ASC”), which officially launched July 1, 2009, as the sole source of authoritative generally accepted accounting principles in the United States for nongovernmental entities, except for guidance issued by the SEC. SFAS No. 168, which was primarily codified into ASC Topic 105, Generally Accepted Accounting Standards, replaced the four-tiered US GAAP hierarchy described in SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, with a two-level hierarchy consisting only of authoritative and nonauthoritative guidance. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. As the Company adopted SFAS No. 168 last year, all relevant references to authoritative literature reflect the newly adopted Codification.
New Accounting Standards
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 (Fair Value Measurements and Disclosures — Overall Subtopic) of the Codification. These updated requirements apply to all assets and liabilities that are being measured and reported on a fair value basis with the exception of nonfinancial assets and nonfinancial liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The requirements prescribe a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability. The Company currently has no assets or liabilities for which it utilizes Level 1 inputs. Level 2 inputs are market data other than Level 1 that are observable either directly or indirectly including quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data. The Company’s fair value measurements that utilize Level 3 inputs consist primarily of nonfinancial assets and nonfinancial liabilities for which the guidance has been deferred. The new disclosures and clarifications of existing disclosures became effective for the Company’s interim and annual reporting periods beginning February 1, 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Because these are enhanced disclosure requirements, there has been no impact on the Company’s results of operations or financial position. In addition, the enhanced disclosure requirements have not materially affected the Company’s financial reporting.
In October 2009, the FASB issued an Accounting Standards Update in order to codify the guidance in consensus reached by the FASB’s Emerging Issues Task Force at its September meeting — ASU 2009-13, Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force. The objective of ASU 2009-13 is to address the accounting for multiple-deliverable arrangements that enables vendors to account for products or services (deliverables) separately rather than as a combined unit. The update establishes the accounting and reporting guidance for arrangements under which a vendor will perform multiple revenue-generating activities. As a result, these arrangements will be separated in more circumstances than permitted by US GAAP currently. The guidance in this ASU will become effective at the beginning of the Company’s fiscal year commencing February 1, 2011 and will apply to the Company’s interim and fiscal year consolidated financial statements thereafter. The Company does not expect that the adoption of this new guidance will have an impact on the Company’s financial position, results of operations or cash flows.
NOTE 2 — CASH, CASH EQUIVALENTS AND ESCROWED CASH
The Company holds cash on deposit at Bank of America (the “Bank”) in excess of federally insured limits. Management currently does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk.
The Company has $5.0 million on deposit in an escrow account with the Bank which secures a $5.0 million letter of credit that was issued in support of a bonding commitment. For certain construction projects, cash may be held in escrow as a substitute for retentions. However, no amount of cash related to construction projects was held in escrow as of April 30, 2010 or January 31, 2010.
The carrying value amounts of the Company’s cash, cash equivalents and escrowed cash are reasonable estimates of the fair values of these assets due to their short-term nature.

NOTE 3 — ACCOUNTS RECEIVABLE; COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Both accounts receivable and costs and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billings to customers under construction-type contracts varies based on individual contracts and often differs from the periods in which net revenues are recognized. The amount of costs and estimated earnings in excess of billings at April 30, 2010 was approximately $12.2 million; this amount is expected to be billed and collected in the normal course of business. The comparable amount of costs and estimated earnings in excess of billings at January 31, 2010 was $12.9 million. Certain amounts included in accounts receivable represent funds retained by a construction customer until a defined phase of a contract or project has been completed by the Company and accepted by the customer. The amounts of such funds included in accounts receivable at April 30, 2010 and January 31, 2010 were approximately $1,862,000 and $260,000, respectively. The lengths of retention periods may vary, but they typically range between six months and two years.
The Company conducts business with and may extend credit to a customer based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivable. The allowance for doubtful accounts at April 30, 2010 and January 31, 2010 totaled $5.9 million and $5.8 million, respectively. Last year, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance, without any effect on the statement of operations for the prior year, to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the remaining account receivable amount was fully reserved in the allowance for doubtful accounts at April 30, 2010 and January 31, 2010. The provision for accounts receivable losses for the three months ended April 30, 2010 was $32,000. There was no comparable charge recorded by the Company for the three months ended April 30, 2009.
NOTE 4 — INVENTORIES
Inventories are stated at the lower of cost or market (i.e., net realizable value). Cost is determined on the first-in first-out (FIFO) method and includes material, labor and overhead costs. Fixed overhead is allocated to inventory based on the normal capacity of the Company’s production facilities. Any costs related to idle facilities, excess spoilage, excessive freight charges or re-handling costs are expensed currently as period costs. Appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value. The amounts expensed for inventory obsolescence by the Company during the three months ended April 30, 2010 and 2009 were approximately $8,000 and $19,000, respectively.
Inventories consisted of the following amounts at April 30, 2010 and January 31, 2010:

	April 30,	January 31,
	2010	2010
Raw materials	$3,435,000	$3,586,000
Work-in process	42,000	54,000
Finished goods	173,000	270,000

	3,650,000	3,910,000
Less: reserves	(1,880,000)	(1,900,000)

Inventories, net	$1,770,000	$2,010,000

NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment amounts are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. Depreciation expense amounts for property and equipment for the three months ended April 30, 2010 and 2009 were approximately $145,000 and $109,000, respectively.
The costs of maintenance and repairs, which totaled $206,000 and $83,000 for the three months ended April 30, 2010 and 2009, respectively, are expensed as incurred. Major improvements are capitalized. When an asset is sold or retired, the amounts of the associated cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. The Company recorded an impairment loss related to the fixed assets of VLI in the year ended January 31, 2009. Since then, the costs of fixed asset purchases at VLI have been expensed. Such costs amounted to $25,000 and $1,000 for the three months ended April 30, 2010 and 2009, respectively.

Property and equipment at April 30, 2010 and January 31, 2010 consisted of the following:

	April 30,	January 31,
	2010	2010
Leasehold improvements	$806,000	$806,000
Machinery and equipment	3,153,000	2,990,000
Trucks and other vehicles	1,763,000	1,769,000

	5,722,000	5,565,000
Less — accumulated depreciation	(4,164,000)	(4,025,000)

Property and equipment, net	$1,558,000	$1,540,000

NOTE 6 — ACQUISITION OF GEMMA RENEWABLE POWER, LLC
In June 2008, GPS entered into a business partnership with Invenergy Wind Management, LLC (“Invenergy”) for the design and construction of wind-energy farms located in the United States and Canada. The business partners each owned 50% of the company, GRP.
On December 17, 2009, the Company acquired the other 50% ownership interest in GRP. The acquisition was completed pursuant to the terms and conditions of a purchase and sale agreement (the “Purchase Agreement”), and GRP became a wholly-owned subsidiary of GPS. The purchase price was $3,183,000 (the “Consideration”) which the Company believes to be less than the fair value of the net assets received on the acquisition date. A portion of the purchase price in the amount of $1,583,000 was paid in January 2010 upon the award to GRP by Invenergy of an initial construction project. The remaining amounts of the purchase price, which were included in accrued liabilities at April 30, 2010 and January 31, 2010, are payable and conditioned upon the following:
1.	$800,000 of the Consideration shall be paid upon the award to GRP by Invenergy of a second wind farm construction project as set forth in the Purchase Agreement; and

2.
$800,000 of the Consideration shall be paid on or before the four-month anniversary of the award of the second project provided that the construction of such project has not been delayed as fully described in the Purchase Agreement.

GRP has a right of first offer, as described in the Purchase Agreement, to construct Invenergy’s future wind farm projects until GRP is awarded a second project.
The following unaudited pro forma information assumes that the acquisition had occurred on June 3, 2008, the formation date of GRP. The pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on June 3, 2008, nor is it indicative of the Company’s future results.

Three Months
Ended April 30,
2009

Pro forma net revenues	$73,529,000
Pro forma net income	$3,369,000

Pro forma net income per share:
Basic	$0.25
Diluted	$0.25
The Company’s share of the earnings of GRP for the quarter ended April 30, 2009 was approximately $610,000. Under an agreement between the parties, GPS provided support to GRP, including certain administrative and accounting services. The total amount of reimbursable costs incurred by GPS for these services in the three months ended April 30, 2009 was approximately $259,000.

NOTE 7 — INTANGIBLE ASSETS
In connection with the acquisitions of GPS, VLI and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. The Company’s intangible assets consisted of the following amounts at April 30, 2010 and January 31, 2010:

		April 30, 2010
	Estimated	Gross			January 31,
	Useful	Carrying	Accumulated	Net	2010
	Life	Amount	Amortization	Amount	Net Amount

Intangible assets being amortized:
Non-compete agreements — GPS	5 years	$534,000	$363,000	$171,000	$198,000
Trade name — GPS	15 years	3,643,000	824,000	2,819,000	2,879,000

Intangible asset not being amortized:
Trade name — SMC	Indefinite	181,000	—	181,000	181,000

Total intangible assets		$4,358,000	$1,187,000	$3,171,000	$3,258,000

Goodwill	Indefinite	$18,476,000	$—	$18,476,000	$18,476,000

Amortization expense totaled $87,000 and $89,000 for the three months ended April 30, 2010 and 2009, respectively, and consisted of $27,000 and $29,000 for non-compete agreements, respectively, and $60,000 for the trade name in both periods.
NOTE 8 — DEBT
The Company has financing arrangements with the Bank covering a 4-year amortizing term loan with an original amount of $8.0 million which bears interest at LIBOR plus 3.25% (3.52% at April 30, 2010), the proceeds from which were used to acquire GPS, and a revolving loan with a maximum borrowing amount of $4.25 million, with interest at LIBOR plus 3.25%. The outstanding principal amount of the GPS loan with the Bank was approximately $1.3 million as of April 30, 2010. No borrowed amounts were outstanding under the revolving loan as of April 30, 2010. The Company retired a term loan with the Bank related to VLI in the third quarter of last year with the payment of the final monthly installment. The total interest expense amounts related to the VLI and GPS term loans were $14,000 and $61,000, respectively, for the three months ended April 30, 2010 and 2009. In April 2010, the Company and the Bank executed an amendment to the financing arrangements that extended the availability date of the revolving loan until May 31, 2011 and reduced the associated interest rate to LIBOR plus 2.25%. The carrying value amount of the Company’s GPS term loan approximates its fair value because the applicable interest rate is variable.
The financing arrangements with the bank require compliance with certain financial covenants at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period), including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent continues to be required for acquisitions and divestitures. The Company has pledged the majority of its assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt amounts due and payable. At April 30, 2010 and January 31, 2010, the Company was in compliance with the covenants of its amended financing arrangements.
The Company may obtain standby letters of credit from the Bank in the ordinary course of business in amounts not to exceed $10.0 million in the aggregate. The Company has pledged $5.0 million in cash to the Bank in order to secure a standby letter of credit that was issued by the Bank for the benefit of a major insurance company in connection with its providing a bonding commitment to GPS.

NOTE 9 — STOCK-BASED COMPENSATION
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
A summary of stock option activity under the Option Plan for the three months ended April 30, 2010 is presented below:

			Weighted
		Weighted	Average	Weighted
		Average	Remaining	Average
		Exercise	Contract	Fair
Options	Shares	Price	Term (Years)	Value
Outstanding, January 31, 2010	497,000	$10.27	6.47	$5.45
Granted	177,000	$15.04
Exercised	(2,000)	$5.90

Outstanding, April 30, 2010	672,000	$11.54	6.07	$5.85

Exercisable, April 30, 2010	449,000	$10.05	6.02	$5.32

Exercisable, January 31, 2010	374,000	$9.44	5.65	$4.87

A summary of the change in the number of shares of common stock subject to non-vested options to purchase such shares for the three months ended April 30, 2010 is presented below:

		Weighted
		Average
	Shares	Fair Value
Nonvested, January 31, 2010	123,000	$7.21
Granted	177,000	$6.92
Vested	(77,000)	$7.43

Nonvested, April 30, 2010	223,000	$6.91

Compensation expense amounts related to stock options recorded in the three months ended April 30, 2010 and 2009 were $320,000 and $272,000, respectively. At April 30, 2010, there was $1,233,000 in unrecognized compensation cost related to stock options granted under the Option Plan. The Company expects to recognize the compensation expense for these awards within the next twelve months. The total intrinsic value of the stock options exercised during the three months ended April 30, 2010 was approximately $15,000. The aggregate intrinsic value amount for exercisable stock options at April 30, 2010 was approximately $590,000. The aggregate exercise price of outstanding stock options exceeded the aggregate market value of the shares of common stock subject to such options as of April 30, 2010 by approximately $118,000.
The fair value of each stock option granted in the three-month period ended April 30, 2010 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Three Months
Ended April 30,
2010
Dividend yield	—
Expected volatility	62.38%
Risk-free interest rate	3.50%
Expected life in years	3.38

The Company also has outstanding warrants to purchase 163,000 shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003 to three individuals who became the executive officers of the Company upon completion of the offering and to an investment advisory firm. A director of the Company is also the chief executive officer of the investment advisory firm. The fair value of the warrants of $849,000 was recognized as offering costs. All warrants are exercisable and will expire in December 2012. During the three months ended April 30, 2010, the Company received approximately $23,000 in cash proceeds in connection with the purchase of 3,000 shares of the Company’s common stock pursuant to the exercise of warrants.
At April 30, 2010, there were 1,070,000 shares of the Company’s common stock available for issuance upon the exercise of stock options and warrants, including 235,000 shares of the Company’s common stock available for awards under the Option Plan.
NOTE 10 — INCOME TAXES
The Company’s income tax expense amounts for the three months ended April 30, 2010 and 2009 differ from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 34% to the income from operations before income taxes as shown in the table below. For the three months ended April 30, 2010, the tax benefit of permanent items relates primarily to the domestic manufacturing deduction to be taken for income tax reporting purposes. For the three months ended April 30, 2009, the tax benefit of the domestic manufacturing deduction was more than offset by true-up adjustments made to the income tax payable accounts.

	2010	2009

Computed expected income tax expense	$1,092,000	$1,636,000
State income taxes, net	166,000	107,000
Permanent differences, net	(69,000)	103,000

	$1,189,000	$1,846,000

As of April 30, 2010 and January 31, 2010, other current assets included net refundable income taxes of $1.3 million and $2.0 million, respectively. The Company’s consolidated balance sheets as of April 30, 2010 and January 31, 2010 included net deferred tax assets in the amounts of $2.8 million and $3.2 million, respectively, resulting from future deductible temporary differences. During the three months ended April 30, 2009, the Company established a valuation allowance for the state portion of the deferred tax assets of VLI in the amount of $206,000. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets except for the state portion of the aforementioned deferred tax assets of VLI.
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
NOTE 11 — NET INCOME PER SHARE
Basic income per share amounts for the three months ended April 30, 2010 and 2009 were computed by dividing net income by the weighted average number of common shares outstanding for the respective quarter. Diluted income per share amounts were computed by dividing net income by the weighted average number of common shares plus 206,000 shares and 270,000 shares representing the total dilutive effects of outstanding stock options and warrants during the quarters ended April 30, 2010 and 2009, respectively. The diluted weighted average number of shares outstanding for the three months ended April 30, 2010 and 2009 excluded options to purchase approximately 148,000 and 68,000 shares of common stock, respectively, because such common stock equivalents have exercise prices that were in excess of the average market price of the Company’s common stock during the periods, or would be anti-dilutive.
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
In April 2009, one of the subcontractors to Delta-T received an arbitration award in its favor against Delta-T in the amount of approximately $6.8 million, including approximately $662,000 in interest and $2.3 million identified in the award as amounts applied to other projects (the “Judgment Award”). In April 2009, the subcontractor also filed suit in the District Court of Thayer County, Nebraska, in order to recover its claimed amount of $3.6 million unpaid by Delta-T on the Altra project from a payment bond issued to Altra on behalf of GPS. In December 2009, the Judgment Award was confirmed in federal district court in Florida. In February 2010, the amount of the suit in Nebraska was amended by the subcontractor to $6.8 million, plus interest, to match the amount of the Judgment Award. Delta-T has not paid or satisfied any portion of the award. Management understands that Delta-T has abandoned its defense of the surety company.
The Company intends to vigorously pursue its lien claim against the Altra project as well as defend this matter for the surety company, to investigate the inclusion of the $2.3 million applied to other projects in the Judgment Award, to demand that Delta-T satisfy its obligations under the Close Out, and/or to enforce the guarantee provided to GPS by Delta-T’s parent company. Assurance cannot be provided by the Company that it will be successful in these efforts. It is reasonably possible that resolution of the matters discussed above could result in a loss with a material negative affect on the Company’s consolidated operating results in a future reporting period. However, at this time, management cannot make an estimate of the amount or range of loss, if any, related to these matters. No provision for loss has been recorded in the consolidated financial statements as of April 30, 2010 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of loss can be reasonably estimated by GPS, the impact of the change will be reflected in the consolidated financial statements at that time.
Tampa Bay Nutraceutical Company
On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel; (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $42 million. Depositions are ongoing. The Company is vigorously defending this litigation. Although the Company believes it has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of potential damages, if any, at this state of the litigation. The ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a future reporting period.
NOTE 13 — SEGMENT REPORTING AND MAJOR CUSTOMERS
The Company’s three reportable segments are power industry services, nutritional products and telecommunications infrastructure services. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly owned subsidiaries — GPS, VLI and SMC, respectively. The “Other” column includes the Company’s corporate and unallocated expenses.

Presented below are the summarized operating results of the business segments for the three months ended April 30, 2010, and certain financial position data as of April 30, 2010:

			Telecom
	Power Industry	Nutritional	Infrastructure
Three Months Ended April 30, 2010	Services	Products	Services	Other	Consolidated
Net revenues	$51,396,000	$2,697,000	$1,838,000	$—	$55,931,000
Cost of revenues	44,667,000	2,683,000	1,793,000	—	49,143,000

Gross profit	6,729,000	14,000	45,000	—	6,788,000
Selling, general and administrative expenses	1,445,000	540,000	501,000	1,088,000	3,574,000

Income (loss) from operations	5,284,000	(526,000)	(456,000)	(1,088,000)	3,214,000
Interest expense	(14,000)	—	—	—	(14,000)
Investment income	9,000	—	—	3,000	12,000

Income (loss) before income taxes	$5,279,000	$(526,000)	$(456,000)	$(1,085,000)	3,212,000

Income tax expense					(1,189,000)

Net income					$2,023,000

Amortization of purchased intangibles	$87,000	$—	$—	$—	$87,000

Depreciation and other amortization	$67,000	$—	$100,000	$1,000	$168,000

Fixed asset additions	$141,000	$—	$22,000	$—	$163,000

Goodwill	$18,476,000	$—	$—	$—	$18,476,000

Total assets	$84,883,000	$4,771,000	$2,388,000	$31,353,000	$123,395,000

Presented below are the summarized operating results of the business segments for the three months ended April 30, 2009, and certain financial position data as of April 30, 2009:

			Telecom
	Power Industry	Nutritional	Infrastructure
Three Months Ended April 30, 2009	Services	Products	Services	Other	Consolidated
Net revenues	$58,035,000	$2,817,000	$2,258,000	$—	$63,110,000
Cost of revenues	51,375,000	2,558,000	1,749,000	—	55,682,000

Gross profit	6,660,000	259,000	509,000	—	7,428,000
Selling, general and administrative expenses	1,159,000	556,000	397,000	1,102,000	3,214,000

Income (loss) from operations	5,501,000	(297,000)	112,000	(1,102,000)	4,214,000
Interest expense	(56,000)	(6,000)	—	—	(62,000)
Investment income	37,000	—	—	14,000	51,000
Equity in the earnings of the unconsolidated subsidiary	610,000	—	—	—	610,000

Income (loss) before income taxes	$6,092,000	$(303,000)	$112,000	$(1,088,000)	4,813,000

Income tax expense					(1,846,000)

Net income					$2,967,000

Amortization of purchased intangibles	$88,000	$1,000	$—	$—	$89,000

Depreciation and other amortization	$47,000	$—	$97,000	$3,000	$147,000

Fixed asset additions	$2,000	$—	$19,000	$11,000	$32,000

Goodwill	$18,476,000	$—	$—	$—	$18,476,000

Total assets	$87,557,000	$5,127,000	$3,030,000	$30,286,000	$126,000,000

During the three months ended April 30, 2010, the majority of the Company’s net revenues related to engineering, procurement and construction services that were provided by GPS to power industry customers. Net revenues from power industry services accounted for approximately 92% of consolidated net revenues for the current quarter. The Company’s significant current customer relationships included two power industry service customers that accounted for approximately 68% and 23% of consolidated net revenues for the current quarter. For the quarter ended April 30, 2009, net revenues from power industry services also accounted for approximately 92% of consolidated net revenues for the period. The Company’s most significant prior year customer relationship included one power industry service customer that provided approximately 87% of consolidated net revenues for the quarter.
NOTE 14 — SUPPLEMENTAL FINANCIAL INFORMATION
Certain sales-type taxes that are assessed by government authorities and collected from customers are included in cost of revenues. Accordingly, these amounts are considered contract costs in the performance of percentage-of-completion calculations and the determination of net revenues. The amounts of such costs were $178,000 and $2,309,000 for the three months ended April 30, 2010 and 2009, respectively.
Accrued liabilities as of April 30, 2010 included accrued payroll and other related costs, accrued purchase price for GRP and accrued incentive cash compensation in the amounts of $1,963,000, $1,600,000 and $138,000, respectively. As of January 31, 2010, accrued liabilities included comparable amounts of $1,649,000, $1,600,000 and $2,519,000, respectively.
NOTE 15 — SUBSEQUENT EVENT
Subsequent to the end of the current quarter, GPS signed a construction and start-up services contract with and received full notice-to-proceed from a customer for the construction of a 200 megawatt peaking power plant in Connecticut. The expected completion date of the project is Spring 2011.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) as of April 30, 2010, and the results of operations for the three months ended April 30, 2010 and 2009, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 that was filed with the Securities and Exchange Commission on April 14, 2010 (the “2010 Annual Report”).
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future net revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of our 2010 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business Summary
Argan, Inc. (“Argan”) conducts operations through our wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), Vitarich Laboratories, Inc. (“VLI”), and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment — power industry services, nutritional products and telecommunications infrastructure services, respectively. Argan is a holding company with no operations other than its investments in GPS, VLI and SMC. At April 30, 2010, there were no restrictions with respect to inter-company payments from GPS, VLI and SMC to Argan.
Overview and Outlook
For the three months ended April 30, 2010 (the first quarter of our fiscal year 2011), consolidated net revenues were $55.9 million which represented a decrease of $7.2 million, or 11.4%, from net revenues of $63.1 million for the first quarter of last year. Net income for the three months ended April 30, 2010 was $2.0 million, or $0.15 per diluted share. We reported net income of $3.0 million, or $0.22 per diluted share, for the first quarter of last year.
We experienced declines in the net revenues of all three business units for the three months ended April 30, 2010 compared with the three months ended April 30, 2009. The net revenues of the power industry services segment, which represented approximately 92% of our consolidated net revenues for the three months ended April 30, 2010, declined to $51.4 million for the current quarter from $58.0 million for the corresponding quarter of the prior year, a decrease of 11.4%. The combined net revenues of the nutritional products and telecommunications infrastructure services businesses, which represented approximately 8% of our consolidated net revenues for the three months ended April 30, 2010, declined by 10.6% to $4.5 million for the current quarter compared with net revenues of $5.1 million for the first quarter last year.

Income from operations decreased by $1.0 million in the three months ended April 30, 2010 to $3.2 million from $4.2 million in the three months ended April 30, 2009, reflecting a $640,000 decrease in gross profit between the quarters. The gross profit of the power industry services segment increased slightly in the current quarter compared with the first quarter last year which was offset by declines in the profitability of both the nutritional products and telecommunications infrastructure services businesses. Also, selling, general and administrative expenses for the current quarter increased by approximately $360,000 compared with last year’s first quarter due primarily to personnel additions in the areas of upper level management and business development. Income before income taxes decreased by $1.6 million in the three months ended April 30, 2010 to $3.2 million from $4.8 million in the three months ended April 30, 2009. Our operating results for the first quarter last year included our 50% share of the earnings of GRP, or $610,000; GRP was an unconsolidated subsidiary last year until it was acquired in December 2009.
Cash and cash equivalents decreased by $2.8 million during the current quarter to $63.2 million at April 30, 2010. Despite reporting net income of $2.0 million for the three months ended April 30, 2010, our operating activities used $2.1 million of cash. We also used cash to reduce our debt by $500,000 to a balance of $1.3 million at April 30, 2010. This debt amount represented only 1.5% and 1.1% of total stockholders’ equity and consolidated total assets, respectively, as of April 30, 2010. Although our businesses made capital expenditures totaling $163,000 in the three months ended April 30, 2010, the balance of net fixed assets represented only 1.3% of consolidated total assets at April 30, 2010. We have received total cash proceeds of approximately $35,000 in the current year from the sale of common stock pursuant to the exercise of stock options and warrants.
Primarily due to the completion of a substantial portion of the contract to construct a power generation facility in California, the contract backlog of GPS decreased to $260 million at April 30, 2010 from $300 million at January 31, 2010. Substantial commencement of the project to construct an eight peaking plant energy facility in southern California, included in our backlog with a value of $210 million at April 30, 2010, is not expected to occur until late in our current fiscal year. Although we continue to pursue bid opportunities for new power plant construction projects, we were unable to add the value of any new projects to our backlog during the current quarter. Lack of work in the power generation construction industry in the United States has resulted in a more competitive environment with firms more willing to cut prices in order to obtain or retain construction projects.
However, subsequent to the end of the current quarter, GPS signed a construction and start-up services contract with and received full notice-to-proceed from a customer for the construction of a 200 megawatt peaking power plant in Connecticut. The expected completion date of the project, which includes the installation of four gas turbines with ancillary equipment and systems, is Spring 2011.
Current economic conditions in the U.S., which reflect a weak recovery from last year’s recession and continued disruptions in the credit markets, may continue to adversely affect our results of operations in future periods, particularly if the depressed state of the construction industry is prolonged or if the continuing government efforts to stabilize financial institutions, to restore order to credit markets, to stimulate spending and to reduce high unemployment are not effective. The current instability in the financial markets may continue to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. As a result, we may continue to encounter increased levels of deferrals, delays and cancellations related to new construction projects in the future which could result in a decrease in the overall demand for our services, adversely impacting our results of operations and weakening our financial condition. Moreover, the uncertain economic conditions may impair our visibility to an unusual degree.
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
Moreover, we continue to observe interest in gas-fired generation as electric utilities and independent power producers look to diversify their generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to the completion of more sizeable or controversial projects, will stimulate renewed demand for gas-fired power plants. Both the ongoing project in Colusa, California, and the peaking plant project referred to above are gas-fired electricity-generation plants. In addition, gas-fired generation of electricity has the potential to complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought on-line quickly to smooth the inherently variable generation of these alternative energy sources. We would also expect power producers to increase future capital spending on gas-fired power plants to take advantage of recent lower natural gas prices and the prospect that these prices may remain low for some time because of gas field development projects in the United States as well as potential liquefied natural gas imports. While it is unclear what the future impact of economic conditions might have on the timing or financing of future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the United States and believe our capabilities and expertise will position us as a market leader for these projects.

In summary, it is uncertain what impacts the general economic conditions and the aftereffects of the financial/credit crisis in the United States may ultimately have on our business. In the meantime, we are focused on the effective and efficient execution of our construction work, the rational pursuit of new construction projects, the control of costs and the maintenance of a strong balance sheet. We remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions. However, such forward-looking statements, by their nature, involve risks and uncertainties, and they should be considered in conjunction with the risk factors included in Item 1A of the 2010 Annual Report on Form 10-K.
Comparison of the Results of Operations for the Three Months Ended April 30, 2010 and 2009
The following schedule compares the results of our operations for the three months ended April 30, 2010 and 2009. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding quarter. As analyzed below the schedule, we reported net income of $2.0 million for the three months ended April 30, 2010, or $0.15 per diluted share. For the three months ended April 30, 2009, we reported net income of $3.0 million, or $0.22 per diluted share.

	Three Months Ended April 30,
	2010		2009
Net revenues
Power industry services	$51,396,000	91.9%	$58,035,000	91.9%
Nutritional products	2,697,000	4.8%	2,817,000	4.5%
Telecommunications infrastructure services	1,838,000	3.3%	2,258,000	3.6%

Net revenues	55,931,000	100.0%	63,110,000	100.0%

Cost of revenues **
Power industry services	44,667,000	86.9%	51,375,000	88.5%
Nutritional products	2,683,000	99.5%	2,558,000	90.8%
Telecommunications infrastructure services	1,793,000	97.6%	1,749,000	77.5%

Cost of revenues	49,143,000	87.9%	55,682,000	88.2%

Gross profit	6,788,000	12.1%	7,428,000	11.8%
Selling, general and administrative expenses	3,574,000	6.4%	3,214,000	5.1%

Income from operations	3,214,000	5.7%	4,214,000	6.7%
Interest expense	(14,000)	*	(62,000)	*
Investment income	12,000	*	51,000	*
Equity in the earnings of the unconsolidated subsidiary	—	—	610,000	1.0%

Income from operations before income taxes	3,212,000	5.7%	4,813,000	7.6%
Income tax expense	(1,189,000)	(2.1)%	(1,846,000)	(2.9)%

Net income	$2,023,000	3.6%	$2,967,000	4.7%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
The net revenues of the power industry services business decreased by $6.6 million, or 11.4%, to $51.4 million for the three months ended April 30, 2010 compared with net revenues of $58.0 million for the corresponding period of the prior year. The net revenues of this business represented 91.9% of consolidated net revenues for the quarters ended April 30, 2010 and 2009. Our energy-plant construction contract backlog was $260 million at April 30, 2010. The comparable construction contract backlog amount was $300 million at January 31, 2010.

The power industry services business derived net revenues from two significant customers for the three months ended April 30, 2010. A large public utility company and a wind-energy farm developer represented 73.6% and 25.5% of the net revenues of this segment for the current quarter, respectively, and represented 67.7% and 23.4% of consolidated net revenues for the current quarter, respectively. For the quarter ended April 30, 2009, the utility company represented approximately 94.1% of the net revenues of this business segment, and represented approximately 86.6% of our consolidated net revenues. For this significant customer, we are constructing a natural gas-fired combined cycle power plant in California with a power capacity of 640 megawatts. Subsequent to the end of the current quarter, the construction contract for this project was amended and restated to ensure an orderly completion and timely commissioning of the plant. We expect to substantially complete the construction of this facility by the fourth quarter of the current fiscal year. We are also designing, engineering and constructing a 90 megawatt wind-energy farm in the state of Washington that includes the erection of 60 wind turbines. Substantial completion of this project is expected to occur prior to the end of our current fiscal year. Despite the net revenues related to the wind-energy project recognized in the current quarter, the reduction in costs incurred on the gas-fired power plant under construction in California caused the total net revenues of the segment to decline between the quarters. As typically occurs when power plant construction projects near completion, direct costs include mostly labor costs. Machinery and equipment purchases for construction projects typically occur during earlier phases of the project. Accordingly, direct costs incurred on the gas-fired power plant during the current quarter included mostly craft labor and subcontractor costs. During last year’s first quarter, the earlier phase of this project included a substantial amount of equipment purchases. As a result, total costs recorded last year, and the amount of net revenues recognized in the period, exceeded the corresponding amounts for the current quarter.
Nutritional Products
The net revenues of the nutritional products business decreased by $120,000, or 4.3%, to approximately $2.7 million for the three months ended April 30, 2010 compared with net revenues of approximately $2.8 million for the corresponding period of the prior year. The net revenues of this business represented 4.8% of consolidated net revenues for the quarter ended April 30, 2010. This business represented 4.5% of consolidated net revenues for the quarter ended April 30, 2009. During the first quarter last year, VLI commenced the manufacture of a powder-based product for a new customer pursuant to a large program related to the introduction of a new product. This customer represented approximately 25% of the net revenues of this business for the prior year’s first quarter. VLI did not make any shipments of product to this customer in the current quarter. Net revenues related to the manufacture and sale of products to customers representing the remainder of VLI’s business base increased by approximately 27% in the current quarter compared with the first quarter of last year.
VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed six months including extended periods of product testing and acceptance. The value of unfilled sales orders that we believe to be firm at April 30, 2010 was $1.8 million compared with a value of $2.3 million at January 31, 2010.
Telecommunications Infrastructure Services
The net revenues of the telecommunications infrastructure services business for the three months ended April 30, 2010 were $1.8 million compared with net revenues of $2.3 million for the corresponding quarter of the prior year, representing an 18.6% decrease between quarters. The net revenues of this business represented 3.3% of consolidated net revenues for the quarter ended April 30, 2010 and 3.6% of consolidated net revenues for the quarter ended April 30, 2009. Inside premises revenues represented approximately 56% of this segment’s business for both quarters ended April 30, 2010 and 2009. The net revenues of this business for the current quarter were adversely impacted by several factors including a reduction in activity provided under SMC’s business arrangement with EDS as we experienced an overall reduction between quarters in demand for network wiring services from the government sector. We were also hurt by the loss of outside premises work provided to Verizon under a services contract that expired at the end of December 2009. The weak overall demand for outside premises services is substantially related to the depressed state of commercial and residential construction activity in the region.
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
Cost of Revenues
Due primarily to the decline in net revenues for the three months ended April 30, 2010 compared with the three months ended April 30, 2009, the cost of revenues also declined. These costs were $49.1 million and $55.7 million for the three months ended April 30, 2010 and 2009, respectively, representing a decrease of approximately $6.6 million between quarters, or 11.7%. However, the overall gross profit percentage for the current quarter improved slightly to 12.1% from 11.8% for the corresponding quarter last year.

The cost of revenues for the power industry services business of GPS decreased in the three months ended April 30, 2010 to $44.7 million from $51.4 million for the three months ended April 30, 2009. However, the cost of revenues as a percentage of corresponding net revenues decreased to 86.9% for the current quarter from 88.5% for the first quarter last year. The decrease in this percentage in the current quarter was due primarily to the types of costs incurred on the gas-fired construction project in the current quarter.
Despite the reductions in net revenues experienced by both the nutritional products business of VLI and the telecommunications infrastructure services business of SMC during the three months ended April 30, 2010, the cost of revenues for both businesses increased during the current quarter. The cost of revenues, expressed as a percentage of net revenues, increased to 99.5% and 97.6% for the two companies, respectively.
For VLI, gross profit was adversely affected by a change in the mix of products manufactured and sold during the current quarter. Cost of revenues increased by $125,000, or 4.9%, in the current quarter compared with the first quarter last year despite a 4.3% decline in net revenues as VLI experienced increases totaling approximately $175,000 in the costs of labor associated with production, testing, maintenance and shipping activities. VLI’s gross profit was also unfavorably affected during the current quarter by increases in certain manufacturing overhead costs, including plant supplies, repairs and maintenance which increased by approximately $62,000 in total compared with last year’s first quarter. VLI’s cost of revenues also included $25,000 in expensed capital expenditures; results for last year’s first quarter did not include any such costs.
For SMC, several factors caused the cost of revenues to increase and the gross profit to decrease between quarters. Increases in certain direct costs including equipment costs, employee benefit costs and payroll taxes, totaled approximately $85,000. However, the current quarter results were primarily impacted by losses incurred on three projects that were recorded in the current quarter; such losses totaled approximately $149,000. Management has analyzed the performance of these projects and concluded that efforts were hampered by poor weather during the quarter in the Mid-Atlantic region, inefficient job restart activities, ineffective on-site job management and overly aggressive bid pricing of electrical contracting tasks.
Selling, General and Administrative Expenses
These costs increased by $360,000, or 11.2%, to $3.6 million for the current quarter from $3.2 million for the first quarter last year as costs increased in most selling, general and administrating expense categories. Most significantly, increased salary and related payroll costs due primarily to the addition of upper-level management and business development personnel caused selling, general and administrative costs at GPS and SMC to increase between quarters by $286,000 and $104,000, respectively. Partially offsetting the increases, the amount of professional fees incurred in the current quarter, including accounting, auditing, legal and appraisal fees, was reduced by approximately $178,000 compared with the first quarter last year.
Other Income and Expense
Included in the results for the first quarter last year was our share of the earnings of GRP, a 50% owned subsidiary at the time, of approximately $610,000. We acquired the remaining 50% ownership interest of this subsidiary in December 2009. Lower balances of cash and reduced short-term interest rates caused investment income to decline to $12,000 for the current quarter compared with investment income of $51,000 earned in the first quarter last year. Interest expense decreased to $14,000 for the current quarter from $62,000 in the corresponding quarter of last year as the overall level of debt between the years was reduced and corresponding interest rate swap agreements expired in the later parts of last year. Payments have reduced the total balance of debt to approximately $1.3 million at April 30, 2010 from approximately $3.5 million at April 30, 2009.
Income Tax Expense
For the three months ended April 30, 2010, we incurred income tax expense of $1.2 million reflecting an estimated annual effective income tax rate of 36.6%. The effective tax rate for the current quarter differed from the expected federal income tax rate of 34% due primarily to the unfavorable effect of state income taxes offset partially by the favorable benefit of the domestic manufacturing deduction, treated as a permanent difference for income tax accounting purposes. For the three months ended April 30, 2009, we incurred income tax expense of $1.8 million, reflecting an effective income tax rate of 38.4%. The effective tax rate for last year’s first quarter differed from the expected federal income tax rate of 34% due primarily to the effect of state income tax expense and true-up adjustments made to the income tax payable accounts, which more than offset the tax benefit of the domestic manufacturing deduction.

Liquidity and Capital Resources as of April 30, 2010
The balance of cash and cash equivalents was approximately $63.2 million as of April 30, 2010 compared with a balance of $66.0 million as of January 31, 2010, representing a decrease of $2.8 million during the current quarter. However, our consolidated working capital increased during the current quarter to $65.8 million as of April 30, 2010 from approximately $63.4 million as of January 31, 2010. We also have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”). In March 2010, the Bank agreed to extend the expiration date of the line of credit to May 2011. During last year’s first quarter, the balance of cash and cash equivalents decreased by approximately $16.8 million.
Although we reported net income of approximately $2.0 million for the current quarter, we used net cash of $2.1 million in operations. During the current quarter, the increase in accounts receivable represented an $8.1 million use of cash as activity increased on our wind-energy project in Washington state. We also used cash during the current quarter to make payments reducing the amount of accounts payable and accrued liabilities by $1.3 million. A reduction in the amount of costs and estimated earnings in excess of billings and an increase in the amount of billings in excess of costs and estimated earnings provided a total of approximately $3.3 million in cash during the current quarter. The amount of non-cash adjustments to net income for the quarter represented a net source of cash of $996,000, including deferred tax expense of $384,000, stock compensation expense of $320,000 and depreciation and amortization of $255,000.
Last year, despite reporting net income of approximately $3.0 million for the first quarter, we used net cash of $16.3 million in operations. During the prior quarter, we experienced changes in the amounts of several operating asset and liability accounts that represented uses of cash due to the timing of cash receipts and disbursements on projects. An increase in accounts receivable represented a $9.2 million use of cash as activity on the California power plant project increased. We also used cash last year in the first quarter to make payments reducing the amount of accounts payable and accrued liabilities by $10.3 million. The amount of non-cash adjustments to net income for the last year’s first quarter represented a net source of cash of $484,000, including deferred tax expense of $567,000, stock compensation expense of $272,000 and depreciation and amortization of $236,000, offset by the equity in the earnings of GRP in the amount of $610,000.
During the three months ended April 30, 2010, we used net cash in connection with financing and investing activities in the amounts of $465,000 and $160,000, respectively, due primarily to principal payments made on our term note with the Bank in the amount of $500,000 and purchases of property plant and equipment in the amount of $163,000.
During the three months ended April 30, 2009, net cash was used in connection with financing and investing activities in the amounts of $441,000 and $25,000, respectively. During last year’s first quarter, we used cash to make principal payments on long-term debt of $631,000 and equipment purchases of $32,000, and received cash proceeds from the exercise of stock warrants and options in the amount of $190,000.
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
At April 30, 2010, substantially all of the balances of cash, cash equivalents and escrowed cash were invested in money market funds sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank. We believe that cash on hand, cash generated from our future operations and funds available under our line of credit will be adequate to meet our operating cash needs in the foreseeable future. However, any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

Contractual Obligations
We did not experience any material changes outside the ordinary course of business in the nature or amounts of our contractual obligations during the three months ended April 30, 2010.
Off-Balance Sheet Arrangements
We maintain a variety of commercial commitments that are generally made available to provide support for various commercial provisions in the engineering, procurement and construction contracts.
In the ordinary course of business, our customers may request that we obtain surety bonds in connection with construction contract performance obligations that are not required to be recorded in our consolidated balance sheets. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. The Bank has issued a $5.0 million letter of credit in order to support a bonding commitment made to GPS by a major insurance company. We have pledged $5.0 million in escrowed cash to the Bank in order to secure the letter of credit. We utilize several providers to meet our insurance and surety needs. The financial crisis associated with last year’s recession has not disrupted our insurance or surety programs or limited our ability to access needed insurance or surety capacity. As stated above, we have a line of credit committed by the Bank in the amount of $4.25 million for general purposes.
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
The following table presents the determinations of EBITDA for the three months ended April 30, 2010 and 2009:

	Three Months Ended April 30,
	2010	2009
Net income, as reported	$2,023,000	$2,967,000
Interest expense	14,000	62,000
Income tax expense	1,189,000	1,846,000
Amortization of purchased intangible assets	87,000	89,000
Depreciation and other amortization	168,000	147,000

EBITDA	$3,481,000	$5,111,000

As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles in the United States (“ US GAAP”), we do not believe that this measure should be considered in isolation from, or as a substitute for, the results of our operations presented in accordance with US GAAP that are included in our condensed consolidated financial statements. In addition, our EBITDA does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.

As we believe that our net cash flow from operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in operating activities that are presented in our condensed consolidated statements of cash flows for the three months ended April 30, 2010 and 2009.

	Reconciliations of EBITDA
	Three Months Ended April 30,
	2010	2009
EBITDA	$3,481,000	$5,111,000
Current income tax expense	(805,000)	(1,279,000)
Interest expense	(14,000)	(62,000)
Non-cash stock option compensation expense	320,000	272,000
Equity in earnings of the unconsolidated subsidiary	—	(610,000)
Increase in accounts receivable, net	(8,069,000)	(9,186,000)
Decrease in accounts payable and accrued expenses	(1,311,000)	(10,340,000)
Changes related to the timing of scheduled billings	3,323,000	(45,000)
Other, net	940,000	(174,000)

Net cash (used in) provided by operations	$(2,135,000)	$(16,313,000)

Critical Accounting Policies
A description of our critical accounting policies is included in Item 7 of our 2010 Annual Report on Form 10-K. For the three-month period ended April 30, 2010, there are no material changes to the discussion included therein.
Adopted and Other Recently Issued Accounting Pronouncements
Included in Note 1 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are discussions of accounting pronouncements adopted by us during the three months ended April 30, 2010 that we consider relevant to our consolidated financial statements and recently issued accounting pronouncements that have not yet been adopted.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to changes in interest rates as a result of borrowings under our financing arrangement with Bank of America (the “Bank”), including a term loan with a total outstanding amount of approximately $1.3 million at April 30, 2010, that bears interest at a floating rate. We had a floating-for-fixed interest rate swap agreement covering a portion of the term loan amount and hedging against changes in the floating interest rate that expired on December 31, 2009. As such, we are now exposed to increasing or decreasing market interest rates related to the term loan. Based on the scheduled outstanding indebtedness of our term loan, if market rates used to calculate interest expense were to average 1% higher during this note’s remaining term of eight months, our interest expense would increase by an amount not material to our consolidated results of operations. This analysis takes into account the current outstanding balance of our term loan with the Bank, assumed interest rates, and the current term-loan payment schedule. The result of this analysis would change if the underlying assumptions were modified.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of April 30, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended April 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Included in Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the three-month period ended April 30, 2010.
In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.
ITEM 1A. RISK FACTORS
Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in the aftermath of a significant economic recession and significant disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, and potential fluctuations in quarterly operating results, among other risks. Before investing in our securities, please consider the risks summarized in this paragraph and those risks described in our Annual Report on Form 10-K for the year ended January 31, 2010. There have been no material revisions to the risk factors that are described therein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 4. [REMOVED AND RESERVED]
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit No.	Title

Exhibit: 10.1
Third Amendment to Second Amended and Restated Financing and Security Agreement, dated April 26, 2010, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC; and Bank of America, N.A.

Exhibit: 10.2
Fifth Amended and Restated Revolving Credit Note, dated April 26, 2010, issued by Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; and Gemma Power Hartford, LLC in favor of Bank of America, N.A.

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

ARGAN, INC.
June 8, 2010	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

June 8, 2010	By:	/s/ Arthur F. Trudel
Arthur F. Trudel
Senior Vice President, Chief Financial Officer and Secretary