Form 10-Q
period 2010-07-31
ARGAN INC
filed 2010-09-09
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 31, 2010
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
Common Stock, $0.15 par value, 13,596,494 shares at September 3, 2010.

ARGAN, INC. AND SUBSIDIARIES
INDEX

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	July 31,	January 31,
	2010	2010
	(Unaudited)	(Note 1)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,980,000	$66,009,000
Restricted cash	3,824,000	5,002,000
Accounts receivable, net of allowance for doubtful accounts	13,688,000	4,979,000
Costs and estimated earnings in excess of billings	8,310,000	12,931,000
Inventories, net of reserve for obsolescence	1,917,000	2,010,000
Current deferred tax assets	1,065,000	1,603,000
Prepaid expenses and other current assets	1,188,000	2,697,000

TOTAL CURRENT ASSETS	101,972,000	95,231,000
Property and equipment, net of accumulated depreciation	1,515,000	1,540,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	3,083,000	3,258,000
Deferred tax assets	1,720,000	1,628,000
Other assets	100,000	140,000

TOTAL ASSETS	$126,866,000	$120,273,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$15,451,000	$17,906,000
Accrued expenses	6,515,000	10,254,000
Billings in excess of costs and estimated earnings	9,526,000	1,874,000
Current portion of long-term debt	833,000	1,833,000

TOTAL CURRENT LIABILITIES	32,325,000	31,867,000
Other liabilities	34,000	38,000

TOTAL LIABILITIES	32,359,000	31,905,000

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share; 30,000,000 shares authorized; 13,599,727 and 13,585,727 shares issued at 7/31/10 and 1/31/10, and 13,596,494 and 13,582,494 shares outstanding at 7/31/10 and 1/31/10, respectively	2,040,000	2,038,000
Warrants outstanding	601,000	613,000
Additional paid-in capital	87,873,000	87,048,000
Retained earnings (deficit)	4,026,000	(1,298,000)
Treasury stock, at cost; 3,233 shares at 7/31/10 and 1/31/10	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	94,507,000	88,368,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$126,866,000	$120,273,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net revenues
Power industry services	$50,373,000	$59,804,000	$101,769,000	$117,839,000
Nutritional products	2,189,000	3,452,000	4,886,000	6,270,000
Telecommunications infrastructure services	1,947,000	2,199,000	3,785,000	4,456,000

Net revenues	54,509,000	65,455,000	110,440,000	128,565,000

Cost of revenues
Power industry services	41,902,000	53,712,000	86,569,000	105,087,000
Nutritional products	2,391,000	3,162,000	5,074,000	5,720,000
Telecommunications infrastructure services	1,638,000	1,625,000	3,431,000	3,375,000

Cost of revenues	45,931,000	58,499,000	95,074,000	114,182,000

Gross profit	8,578,000	6,956,000	15,366,000	14,383,000

Selling, general and administrative expenses	3,365,000	3,188,000	6,939,000	6,401,000

Income from operations	5,213,000	3,768,000	8,427,000	7,982,000

Interest expense	(11,000)	(52,000)	(25,000)	(114,000)
Investment income	20,000	24,000	32,000	75,000
Equity in the earnings of the unconsolidated subsidiary	—	408,000	—	1,018,000

Income from operations before income taxes	5,222,000	4,148,000	8,434,000	8,961,000
Income tax expense	1,921,000	1,463,000	3,110,000	3,309,000

Net income	$3,301,000	$2,685,000	$5,324,000	$5,652,000

Earnings per share:
Basic	$0.24	$0.20	$0.39	$0.42

Diluted	$0.24	$0.19	$0.39	$0.41

Weighted average number of shares outstanding:
Basic	13,593,000	13,492,000	13,589,000	13,469,000

Diluted	13,699,000	13,771,000	13,736,000	13,756,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended July 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,324,000	$5,652,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	446,000	375,000
Stock option compensation expense	708,000	578,000
Amortization of purchased intangibles	175,000	178,000
Depreciation and other amortization	364,000	295,000
Equity in the earnings of the unconsolidated subsidiary	—	(1,018,000)
Other	186,000	44,000
Changes in operating assets and liabilities:
Restricted cash	1,178,000	(4,000)
Accounts receivable	(8,820,000)	(10,980,000)
Costs and estimated earnings in excess of billings	4,621,000	(3,906,000)
Inventories	9,000	(719,000)
Prepaid expenses and other assets	1,482,000	(371,000)
Accounts payable and accrued expenses	(6,190,000)	(8,219,000)
Billings in excess of costs and estimated earnings	7,652,000	(3,693,000)
Other	(4,000)	6,000

Net cash provided by (used in) operating activities	7,131,000	(21,782,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(272,000)	(83,000)
Proceeds from sale of property and equipment	9,000	13,000

Net cash used in investing activities	(263,000)	(70,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options and warrants	103,000	557,000
Principal payments on long-term debt	(1,000,000)	(1,259,000)

Net cash used in financing activities	(897,000)	(702,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,971,000	(22,554,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,009,000	74,666,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,980,000	$52,112,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes:
Interest	$25,000	$114,000

Income taxes	$590,000	$5,980,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2010
(Unaudited)
NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Argan, Inc. (“Argan”) conducts its operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) which provide the substantial portion of consolidated net revenues, Vitarich Laboratories, Inc. (“VLI”) and Southern Maryland Cable, Inc. (“SMC”). Argan and its consolidated wholly owned subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. Through VLI, the Company develops and manufactures premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC, the Company provides telecommunications infrastructure services including project management, construction, installation and maintenance primarily to the federal government, telecommunications and broadband service providers, and electric utilities primarily in the Mid-Atlantic region. Each of the wholly-owned subsidiaries represents a separate reportable segment.
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
The condensed consolidated balance sheet as of July 31, 2010, the condensed consolidated statements of operations for the three and six months ended July 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the six months ended July 31, 2010 and 2009 are unaudited. The condensed consolidated balance sheet as of January 31, 2010 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2010 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto (including the summary of significant accounting policies), and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2010 on April 14, 2010.

Codification of Generally Accepted Accounting Principles in the United States of America (“US GAAP”)
On June 30, 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”) in order to establish the FASB Accounting Standards Codification (the “Codification” or “ASC”), which officially launched July 1, 2009, as the sole source of authoritative generally accepted accounting principles in the United States of America for nongovernmental entities, except for guidance issued by the SEC. SFAS No. 168, which was primarily codified into ASC Topic 105, Generally Accepted Accounting Standards, replaced the four-tiered US GAAP hierarchy described in SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, with a two-level hierarchy consisting only of authoritative and non-authoritative guidance. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. As the Company adopted SFAS No. 168 last year, all relevant references to authoritative literature reflect the newly adopted Codification.
New Accounting Standard
In January 2010, the FASB issued Accounting Standards Update No. 2010-06 (the “Update”), Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 (Fair Value Measurements and Disclosures — Overall Subtopic) of the Codification. The Update requires improved disclosures about fair value measurements. Separate disclosures are required of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with description of the reasons for the transfers. Disclosure of activity in Level 3 fair value measurements is required to be made on a gross basis rather than as one net number. The Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall into either Level 2 or Level 3.
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. Current accounting guidance prescribes a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability. Level 2 inputs are market data other than Level 1 inputs that are observable either directly or indirectly including quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.
The new disclosures and clarifications of existing disclosures required by the Update became effective for the Company’s interim and annual reporting periods beginning February 1, 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Because these are enhanced disclosure requirements, there has been no impact on the Company’s results of operations or financial position. In addition, the enhanced disclosure requirements have not materially affected the Company’s financial reporting.
NOTE 2 — CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The Company holds cash on deposit at Bank of America (the “Bank”) in excess of federally insured limits. Management currently does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk. The carrying value amounts of the Company’s cash, cash equivalents and restricted cash are reasonable estimates of the fair values of these assets due to their short-term nature.
Pursuant to the requirements of an amended and restated engineering, procurement and construction contract executed in May 2010, GPS established a separate bank account which is used to pay the costs defined as “reimbursable costs” that are incurred on the related construction project and to receive cost reimbursement payments from the project owner. The amount of cash restricted for such purpose was approximately $3.8 million at July 31, 2010.
Pursuant to the agreement covering the acquisition of GPS, the Company maintained $5.0 million in an escrow account with the Bank which secured a letter of credit that was issued in support of a bonding commitment. In June 2010, the letter of credit was terminated as the bonding company eliminated the requirement. Accordingly, approximately $5.0 million was released from the escrow account during the current period.
For certain construction projects, cash may be held in escrow as a substitute for retentions. However, no amount of cash related to construction projects was held in escrow as of July 31, 2010 or January 31, 2010.

NOTE 3 — ACCOUNTS RECEIVABLE; COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Both accounts receivable and costs and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billings to customers under construction-type contracts varies based on individual contracts and often differs from the periods in which net revenues are recognized. The amount of costs and estimated earnings in excess of billings at July 31, 2010 was approximately $8.3 million; this amount is expected to be billed and collected in the normal course of business. The comparable amount of costs and estimated earnings in excess of billings at January 31, 2010 was $12.9 million. Certain amounts included in accounts receivable represent funds retained by a construction customer until a defined phase of a contract or project has been completed by the Company and accepted by the customer. The amounts of such funds included in accounts receivable at July 31, 2010 and January 31, 2010 were approximately $3.7 million and $260,000, respectively. The lengths of retention periods may vary, but they typically range between six months and two years.
The Company conducts business with and may extend credit to a customer based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivable. The allowance for doubtful accounts at July 31, 2010 and January 31, 2010 totaled $5.9 million and $5.8 million, respectively. Last year, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance, without any effect on the statement of operations for the prior year, to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the remaining account receivable amount was fully reserved in the allowance for doubtful accounts at July 31, 2010 and January 31, 2010.
The amounts of the provision for accounts receivable losses were $78,000 and $125,000 for the three months ended July 31, 2010 and 2009, respectively, and were $111,000 and $125,000 for the six months ended July 31, 2010 and 2009, respectively.
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
In connection with the production of products pursuant to customer purchase orders received by VLI, the Company consumes small quantities of a certain raw material, the cost of which is fully reserved. Accordingly, the Company reversed a portion of its reserve for overstocked and obsolete inventory related to this item that reduced the cost of revenues of VLI by $118,000 and $133,000, respectively, for the three and six months ended July 31, 2009. For the three and six months ended July 31, 2010, the amounts of such reserve reversals related to consumption were $26,000 and $40,000, respectively. The Company will continue to monitor the status of customer relationships covering this raw material, including the volume of actual and expected purchase orders, and may reverse additional reserve amounts in future quarters as quantities of the raw material are consumed in production or the probability of significant future customer orders materializes. The amount of inventory reserve related to this raw material at July 31, 2010 was approximately $1.1 million.
Excluding the effects of the reserve reversals described in the preceding paragraph, the amounts expensed for obsolescence during the three months ended July 31, 2010 and 2009 were approximately $101,000 and $25,000, respectively, and the amounts expensed for inventory obsolescence during the six months ended July 31, 2010 and 2009 were approximately $124,000 and $59,000, respectively.

Inventories consisted of the following amounts at July 31, 2010 and January 31, 2010:

	July 31,	January 31,
	2010	2010
Raw materials	$3,342,000	$3,586,000
Work-in process	149,000	54,000
Finished goods	311,000	270,000

	3,802,000	3,910,000
Less: reserves	(1,885,000)	(1,900,000)

Inventories, net	$1,917,000	$2,010,000

NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment amounts are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. Depreciation expense amounts for property and equipment were $152,000 and $111,000 for the three months ended July 31, 2010 and 2009, respectively, and were $297,000 and $220,000 for the six months ended July 31, 2010 and 2009, respectively.
The costs of maintenance and repairs, which totaled $128,000 and $197,000 for the three months ended July 31, 2010 and 2009, respectively, and $334,000 and $281,000 for the six months ended July 31, 2010 and 2009, respectively, are expensed as incurred. Major improvements are capitalized. When an asset is sold or retired, the amounts of the associated cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. The Company recorded an impairment loss related to the fixed assets of VLI in the year ended January 31, 2009. Since then, the costs of fixed asset purchases at VLI have been expensed. Such costs amounted to $16,000 and $89,000 for the three months ended July 31, 2010 and 2009, respectively, and $41,000 and $90,000 for the six months ended July 31, 2010 and 2009, respectively.
Property and equipment at July 31, 2010 and January 31, 2010 consisted of the following:

	July 31,	January 31,
	2010	2010
Leasehold improvements	$806,000	$806,000
Machinery and equipment	3,255,000	2,990,000
Trucks and other vehicles	1,746,000	1,769,000

	5,807,000	5,565,000
Less — accumulated depreciation	(4,292,000)	(4,025,000)

Property and equipment, net	$1,515,000	$1,540,000

NOTE 6 — ACQUISITION OF GEMMA RENEWABLE POWER, LLC
In June 2008, GPS entered into a business partnership with a firm that develops and operates wind-energy farms for the purpose of designing and constructing such power-generation facilities in the United States of America and Canada. The business partners each owned 50% of the company, GRP.
On December 17, 2009, the Company acquired the other 50% ownership interest in GRP. The acquisition was completed pursuant to the terms and conditions of a purchase and sale agreement (the “Purchase Agreement”), and GRP became a wholly-owned subsidiary of GPS. The purchase price was $3,183,000 which the Company believes to be less than the fair value of the net assets received on the acquisition date. A portion of the purchase price in the amount of $1,583,000 was paid in January 2010 upon the award to GRP by the developer of an initial construction project. The remaining amounts of the purchase price, which were included in accrued liabilities at July 31, 2010 and January 31, 2010, are payable and conditioned upon the award to GRP of a second wind farm construction project as set forth in the Purchase Agreement. GRP has a right of first offer, as described in the Purchase Agreement, to construct the developer’s future wind farm projects until GRP is awarded a second project.

The following unaudited consolidated pro forma information assumes that the acquisition had occurred on June 3, 2008, the formation date of GRP. The unaudited consolidated pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on June 3, 2008, nor is it indicative of the Company’s future results.

	Three Months	Six Months
	Ended July 31,	Ended July 31,
	2009	2009
Pro forma consolidated net revenues	$74,015,000	$147,544,000

Pro forma consolidated net income	$2,954,000	$6,323,000

Pro forma net income per share:
Basic	$0.22	$0.47
Diluted	$0.21	$0.46
The Company’s share of the earnings of GRP was approximately $408,000 for the three months ended July 31, 2009 and $1,018,000 for the six months ended July 31, 2009.
Under an agreement between the parties, GPS provided support to GRP, including certain administrative and accounting services. The total amounts of reimbursable costs incurred by GPS for these services in the three and six months ended July 31, 2009 were approximately $326,000 and $585,000, respectively.
NOTE 7 — INTANGIBLE ASSETS
In connection with the acquisitions of GPS, VLI and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. The Company’s intangible assets consisted of the following amounts at July 31, 2010 and January 31, 2010:

		July 31, 2010			January 31,
	Estimated	Gross			2010
	Useful	Carrying	Accumulated	Net	Net
	Life	Amount	Amortization	Amount	Amount
Intangible assets being amortized:
Non-compete agreements — GPS	5 years	$534,000	$389,000	$145,000	$198,000
Trade name — GPS	15 years	3,643,000	886,000	2,757,000	2,879,000

Intangible asset not being amortized:
Trade name — SMC	Indefinite	181,000	—	181,000	181,000

Total intangible assets		$4,358,000	$1,275,000	$3,083,000	$3,258,000

Goodwill	Indefinite	$18,476,000	$—	$18,476,000	$18,476,000

Amortization expense totaled $88,000 and $89,000 for the three months ended July 31, 2010 and 2009, respectively, consisting of $61,000 for the trade name in both periods, and $27,000 and $28,000 for non-compete agreements in the respective periods. Amortization expense totaled $175,000 and $178,000 for the six months ended July 31, 2010 and 2009, respectively, consisting of $121,000 for the trade name in both periods, and $54,000 and $57,000 for non-compete agreements in the respective periods.

NOTE 8 — DEBT
The Company has financing arrangements with the Bank covering a 4-year amortizing term loan with an original amount of $8.0 million which bears interest at LIBOR plus 3.25% (3.57% at July 31, 2010), the proceeds from which were used to acquire GPS, and a revolving loan with a maximum borrowing amount of $4.25 million. The outstanding principal amount of the GPS loan with the Bank was approximately $833,000 as of July 31, 2010. No borrowed amounts were outstanding under the revolving loan as of July 31, 2010. The Company retired a term loan with the Bank related to VLI in the third quarter of last year with the payment of the final monthly installment. The total interest expense amounts related to the VLI and GPS term loans were $11,000 and $52,000, respectively, for the three months ended July 31, 2010 and 2009, respectively, and were $25,000 and $114,000 for the six months ended July 31, 2010 and 2009, respectively. The Company may also obtain standby letters of credit from the Bank in the ordinary course of business in amounts not to exceed $10.0 million in the aggregate. In April 2010, the Company and the Bank executed an amendment to the financing arrangements that extended the availability date of the revolving loan until May 31, 2011 and reduced the associated interest rate to LIBOR plus 2.25%. The carrying value amount of the Company’s GPS term loan approximates its fair value because the applicable interest rate is variable.
The financing arrangements with the Bank require compliance with certain financial covenants at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period), including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent continues to be required for acquisitions and divestitures. The Company has pledged the majority of its assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt amounts due and payable. At July 31, 2010 and January 31, 2010, the Company was in compliance with the covenants of its amended financing arrangements.
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
A summary of stock option activity under the Option Plan for the six months ended July 31, 2010 is presented below:

			Weighted
		Weighted	Average	Weighted
		Average	Remaining	Average
		Exercise	Contract	Fair
Options	Shares	Price	Term (Years)	Value
Outstanding, January 31, 2010	497,000	$10.27	6.47	$5.45
Granted	177,000	$15.04
Exercised	(11,000)	$7.24

Outstanding, July 31, 2010	663,000	$11.59	5.90	$5.88

Exercisable, July 31, 2010	440,000	$10.10	5.88	$5.37

Exercisable, January 31, 2010	374,000	$9.44	5.65	$4.87

A summary of the change in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2010 is presented below:

		Weighted
		Average
	Shares	Fair Value
Nonvested, January 31, 2010	123,000	$7.21
Granted	177,000	$6.92
Vested	(77,000)	$7.43

Nonvested, July 31, 2010	223,000	$6.91

Compensation expense amounts related to stock options were $388,000 and $306,000 for the three months ended July 31, 2010 and 2009, respectively, and were $708,000 and $578,000 for the six months ended July 31, 2010 and 2009, respectively. At July 31, 2010, there was $845,000 in unrecognized compensation cost related to stock options granted under the Option Plan. The Company expects to recognize the compensation expense for these awards within the next twelve months. The total intrinsic value of the stock options exercised during the six months ended July 31, 2010 was approximately $46,000. At July 31, 2010, the aggregate exercise price of outstanding and exercisable stock options exceeded the aggregate market value of the shares of common stock subject to such options by approximately $778,000 and $2,162,000, respectively.
The fair value of each stock option granted in the six-month period ended July 31, 2010 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Six Months
Ended July 31,
2010
Dividend yield	—
Expected volatility	62.38%
Risk-free interest rate	3.50%
Expected life in years	3.38
The Company also has outstanding warrants to purchase 163,000 shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003 to three individuals who became the executive officers of the Company upon completion of the offering and to an investment advisory firm. A director of the Company is also the chief executive officer of the investment advisory firm. The fair value of the warrants of $849,000 was recognized as offering costs. All warrants are exercisable and will expire in December 2012. During the six months ended July 31, 2010, the Company received approximately $23,000 in cash proceeds in connection with the purchase of 3,000 shares of the Company’s common stock pursuant to the exercise of warrants.
At July 31, 2010, there were 1,052,000 shares of the Company’s common stock available for issuance upon the exercise of stock options and warrants, including 226,000 shares of the Company’s common stock available for awards under the Option Plan.
NOTE 10 — INCOME TAXES
The Company’s income tax expense amounts for the six months ended July 31, 2010 and 2009 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 34% to the income from operations before income taxes as shown in the table below. For the six months ended July 31, 2010, the tax benefit of permanent items relates primarily to the domestic manufacturing deduction to be taken for income tax reporting purposes. For the six months ended July 31, 2009, the favorable tax effect of permanent differences relates primarily to the tax benefit of the domestic manufacturing deduction.

	Six Months	Six Months
	Ended July 31,	Ended July 31,
	2010	2009

Computed expected income tax expense	$2,868,000	$3,047,000
State income taxes, net	583,000	338,000
Permanent differences, net	(341,000)	(76,000)

	$3,110,000	$3,309,000

As of July 31, 2010 and January 31, 2010, other current assets included net refundable income taxes of $174,000 and $2.0 million, respectively. The Company’s consolidated balance sheets as of July 31, 2010 and January 31, 2010 included net deferred tax assets in the amounts of $2.8 million and $3.2 million, respectively, resulting from future deductible temporary differences. The Company maintains a valuation allowance for the state portion of the deferred tax assets of VLI which amounted to $329,000 and $272,000 at July 31, 2010 and January 31, 2010, respectively. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets except for the state portion of the aforementioned deferred tax assets of VLI.
The Company is subject to income taxes in the United States of America and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2007.
NOTE 11 — NET INCOME PER SHARE
Basic income per share amounts for the interim periods presented herein were computed by dividing net income by the weighted average number of common shares outstanding for the respective period.
Diluted income per share amounts for the three months ended July 31, 2010 and 2009 were computed by dividing net income for the respective period by the corresponding weighted average number of common shares plus 106,000 shares and 279,000 shares representing the total dilutive effects of outstanding stock options and warrants during the three months ended July 31, 2010 and 2009, respectively. The diluted weighted average number of shares outstanding for the three months ended July 31, 2010 and 2009 excluded options to purchase approximately 536,000 and 43,000 shares of common stock, respectively, because such common stock equivalents have exercise prices that were in excess of the average market price of the Company’s common stock during the periods, or would be anti-dilutive.
Diluted income per share amounts for the six months ended July 31, 2010 and 2009 were computed by dividing net income for the respective period by the corresponding weighted average number of common shares plus 147,000 shares and 287,000 shares representing the total dilutive effects of outstanding stock options and warrants during the six months ended July 31, 2010 and 2009, respectively. The diluted weighted average number of shares outstanding for the six months ended July 31, 2010 and 2009 excluded options to purchase approximately 336,000 and 53,000 shares of common stock, respectively, because such common stock equivalents have exercise prices that were in excess of the average market price of the Company’s common stock during the periods, or would be anti-dilutive.
NOTE 12 — LEGAL CONTINGENCIES
In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material effect on the Company’s consolidated financial statements other than the matters discussed below. The material amounts of any legal fees expected to be incurred in connection with these matters are accrued when such amounts are estimable.
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
The Company intends to vigorously pursue its lien claim against the Altra project as well as defend this matter for the surety company, to investigate the inclusion of the $2.3 million applied to other projects in the Judgment Award, to demand that Delta-T satisfy its obligations under the Close Out, and/or to enforce the guarantee provided to GPS by Delta-T’s parent company. Assurance cannot be provided by the Company that it will be successful in these efforts. It is reasonably possible that resolution of the matters discussed above could result in a loss with a material negative effect on the Company’s consolidated operating results in a future reporting period. However, at this time, management cannot make an estimate of the amount or range of loss, if any, related to these matters. No provision for loss has been recorded in the consolidated financial statements as of July 31, 2010 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of loss can be reasonably estimated by GPS, the impact of the change will be reflected in the consolidated financial statements at that time.
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
NOTE 13 — SUPPLEMENTAL FINANCIAL INFORMATION
Certain sales-type taxes that are assessed by government authorities and collected from customers are included in cost of revenues. Accordingly, these amounts are considered contract costs in the performance of percentage-of-completion calculations and the determination of net revenues. The amounts of such costs were $169,000 and $2,494,000 for the three months ended July 31, 2010 and 2009, respectively, and $347,000 and $4,803,000 for the six months ended July 31, 2010 and 2009, respectively.
Accrued liabilities as of July 31, 2010 included accrued purchase price for GRP, accrued payroll and other related costs, and accrued incentive cash compensation in the amounts of $1,600,000, $1,438,000 and $130,000, respectively. As of January 31, 2010, accrued liabilities included comparable amounts of $1,600,000, $1,649,000 and $2,519,000, respectively.
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

Presented below are the summarized operating results of the business segments for the three months ended July 31, 2010, and certain financial position data as of July 31, 2010:

			Telecom
	Power Industry	Nutritional	Infrastructure
Three Months Ended July 31, 2010	Services	Products	Services	Other	Consolidated
Net revenues	$50,373,000	$2,189,000	$1,947,000	$—	$54,509,000
Cost of revenues	41,902,000	2,391,000	1,638,000	—	45,931,000

Gross profit	8,471,000	(202,000)	309,000	—	8,578,000
Selling, general and administrative expenses	1,320,000	761,000	369,000	915,000	3,365,000

Income (loss) from operations	7,151,000	(963,000)	(60,000)	(915,000)	5,213,000
Interest expense	(11,000)	—	—	—	(11,000)
Investment income	13,000	—	—	7,000	20,000

Income (loss) before income taxes	$7,153,000	$(963,000)	$(60,000)	$(908,000)	5,222,000

Income tax expense					1,921,000

Net income					$3,301,000

Amortization of purchased intangibles	$88,000	$—	$—	$—	$88,000

Depreciation and other amortization	$98,000	$—	$97,000	$1,000	$196,000

Fixed asset additions	$102,000	$—	$7,000	$—	$109,000

Goodwill	$18,476,000	$—	$—	$—	$18,476,000

Total assets	$88,319,000	$4,500,000	$2,811,000	$31,236,000	$126,866,000

Presented below are the summarized operating results of the business segments for the three months ended July 31, 2009, and certain financial position data as of July 31, 2009:

			Telecom
	Power Industry	Nutritional	Infrastructure
Three Months Ended July 31, 2009	Services	Products	Services	Other	Consolidated
Net revenues	$59,804,000	$3,452,000	$2,199,000	$—	$65,455,000
Cost of revenues	53,712,000	3,162,000	1,625,000	—	58,499,000

Gross profit	6,092,000	290,000	574,000	—	6,956,000
Selling, general and administrative expenses	1,110,000	718,000	456,000	904,000	3,188,000

Income (loss) from operations	4,982,000	(428,000)	118,000	(904,000)	3,768,000
Interest expense	(48,000)	(4,000)	—	—	(52,000)
Investment income	20,000	—	—	4,000	24,000
Equity in the earnings of the unconsolidated subsidiary	408,000	—	—	—	408,000

Income (loss) before income taxes	$5,362,000	$(432,000)	$118,000	$(900,000)	4,148,000

Income tax expense					1,463,000

Net income					$2,685,000

Amortization of purchased intangibles	$86,000	$3,000	$—	$—	$89,000

Depreciation and other amortization	$48,000	$—	$99,000	$1,000	$148,000

Fixed asset additions	$8,000	$—	$43,000	$—	$51,000

Goodwill	$18,476,000	$—	$—	$—	$18,476,000

Total assets	$85,248,000	$5,470,000	$2,680,000	$35,429,000	$128,827,000

Presented below are the summarized operating results of the business segments for the six months ended July 31, 2010:

			Telecom
	Power Industry	Nutritional	Infrastructure
Six Months Ended July 31, 2010	Services	Products	Services	Other	Consolidated
Net revenues	$101,769,000	$4,886,000	$3,785,000	$—	$110,440,000
Cost of revenues	86,569,000	5,074,000	3,431,000	—	95,074,000

Gross profit	15,200,000	(188,000)	354,000	—	15,366,000
Selling, general and administrative expenses	2,765,000	1,301,000	871,000	2,002,000	6,939,000

Income (loss) from operations	12,435,000	(1,489,000)	(517,000)	(2,002,000)	8,427,000
Interest expense	(25,000)	—	—	—	(25,000)
Investment income	22,000	—	—	10,000	32,000

Income (loss) before income taxes	$12,432,000	$(1,489,000)	$(517,000)	$(1,992,000)	8,434,000

Income tax expense					3,110,000

Net income					$5,324,000

Amortization of purchased intangibles	$175,000	$—	$—	$—	$175,000

Depreciation and other amortization	$164,000	$—	$198,000	$2,000	$364,000

Fixed asset additions	$243,000	$—	$29,000	$—	$272,000

Presented below are the summarized operating results of the business segments for the six months ended July 31, 2009:

			Telecom
	Power Industry	Nutritional	Infrastructure
Six Months Ended July 31, 2009	Services	Products	Services	Other	Consolidated
Net revenues	$117,839,000	$6,270,000	$4,456,000	$—	$128,565,000
Cost of revenues	105,087,000	5,720,000	3,375,000	—	114,182,000

Gross profit	12,752,000	550,000	1,081,000	—	14,383,000
Selling, general and administrative expenses	2,269,000	1,274,000	852,000	2,006,000	6,401,000

Income (loss) from operations	10,483,000	(724,000)	229,000	(2,006,000)	7,982,000
Interest expense	(104,000)	(10,000)	—	—	(114,000)
Investment income	57,000	—	—	18,000	75,000
Equity in the earnings of the unconsolidated subsidiary	1,018,000	—	—	—	1,018,000

Income (loss) before income taxes	$11,454,000	$(734,000)	$229,000	$(1,988,000)	8,961,000

Income tax expense					3,309,000

Net income					$5,652,000

Amortization of purchased intangibles	$174,000	$4,000	$—	$—	$178,000

Depreciation and other amortization	$95,000	$—	$196,000	$4,000	$295,000

Fixed asset additions	$10,000	$—	$62,000	$11,000	$83,000

During the three and six months ended July 31, 2010, the majority of the Company’s net revenues related to engineering, procurement and construction services that were provided by GPS to power industry customers. Net revenues from power industry services accounted for approximately 92% of consolidated net revenues for both current year periods. The Company’s significant current year customer relationships included two power industry service customers that accounted for approximately 64% and 23% of consolidated net revenues for the current quarter, and for approximately 66% and 23% of consolidated net revenues for the six-month period ended July 31, 2010.
Net revenues from power industry services accounted for approximately 91% and 92% of consolidated net revenues for the three and six months ended July 31, 2009, respectively. The Company’s most significant prior year customer relationship was a power industry service customer that accounted for approximately 89% and 88% of consolidated net revenues for the three and six months ended July 31, 2009.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) as of July 31, 2010, and the results of operations for the three and six months ended July 31, 2010 and 2009, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 that was filed with the Securities and Exchange Commission on April 14, 2010 (the “2010 Annual Report”).
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
Business Summary
Argan, Inc. (“Argan”) conducts operations through our wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), Vitarich Laboratories, Inc. (“VLI”), and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment; power industry services, nutritional products and telecommunications infrastructure services, respectively. Argan is a holding company with no operations other than its investments in GPS, VLI and SMC. At July 31, 2010, there were no restrictions with respect to inter-company payments from GPS, VLI and SMC to Argan.
Overview and Outlook
For the three months ended July 31, 2010 (the second quarter of our fiscal year 2011), consolidated net revenues were $54.5 million which represented a decrease of $11.0 million, or 16.7%, from net revenues of $65.5 million for the second quarter of last year. Net income for the three months ended July 31, 2010 was $3.3 million, or $0.24 per diluted share. We reported net income of $2.7 million, or $0.19 per diluted share, for the second quarter of last year. For the six months ended July 31, 2010, consolidated net revenues were $110.4 million which represented a decrease of $18.2 million, or 14.1%, from net revenues of $128.6 million for the six months ended July 31, 2009. Net income for the six months ended July 31, 2010 was $5.3 million, or $0.39 per diluted share. We reported net income of $5.7 million, or $0.41 per diluted share, for the corresponding period of last year.
We experienced declines in the net revenues of all three business units for the three months ended July 31, 2010 compared with the three months ended July 31, 2009. The net revenues of the power industry services segment, which represented approximately 92.4% of our consolidated net revenues for the three months ended July 31, 2010, declined to $50.4 million for the current quarter from $59.8 million for the corresponding quarter of the prior year, a decrease of 15.8%. The combined net revenues of the nutritional products and telecommunications infrastructure services businesses, which represented approximately 7.6% of our consolidated net revenues for the three months ended July 31, 2010, declined by 26.8% to $4.1 million for the current quarter compared with net revenues of $5.7 million for the second quarter last year.

The decrease in consolidated net revenues for the six months ended July 31, 2010, compared with the net revenues for the corresponding period of last year, was due primarily to a decrease of 13.6% in the net revenues of the power industry services business, which represented 92.2% of consolidated net revenues for the current period. The net revenues of the nutritional products and telecommunications infrastructure services businesses also decreased for the current period, by 22.1% and 15.1%, respectively.
Income from operations increased by $1.4 million in the three months ended July 31, 2010 to $5.2 million from $3.8 million in the three months ended July 31, 2009, reflecting an increase of $1.6 million in gross profit between the quarters. The gross profit of the power industry services segment increased by $2.4 million, or 39.1%, in the current quarter compared with the second quarter last year. This increase was offset by declines in the profitability of both the nutritional products and telecommunications infrastructure services businesses. The amount of selling, general and administrative expenses for the current quarter increased by $177,000, or 5.6%, compared with the corresponding amount for last year’s second quarter. Income before income taxes increased by $1.1 million in the three months ended July 31, 2010 to $5.2 million from $4.1 million in the three months ended July 31, 2009. Our operating results for the second quarter last year included our 50% share of the earnings of GRP, or $408,000; GRP was an unconsolidated subsidiary last year until it was acquired in December 2009.
Income from operations increased by $445,000 in the six months ended July 31, 2010 to $8.4 million from $8.0 million in the six months ended July 31, 2009, reflecting an increase of $983,000 in gross profit between the periods. The gross profit of the power industry services segment increased in the current period by $2.4 million compared with the corresponding period of last year. This increase was offset by declines in the profitability of both the nutritional products and telecommunications infrastructure services businesses. Also, selling, general and administrative expenses for the current period increased by approximately $538,000 compared with last year’s period. Income before income taxes decreased by $527,000 in the six months ended July 31, 2010 to $8.4 million from $9.0 million in the six months ended July 31, 2009. Our operating results for the six months ended July 31, 2009 included our 50% share of the earnings of GRP, or $1.0 million.
Cash and cash equivalents increased by $6.0 million during the current year to $72.0 million at July 31, 2010. Our operating activities provided $7.1 million of cash as we reported net income of $5.3 for the six months ended July 31, 2010. We used cash to reduce our debt by $1,000,000 to a balance of $833,000 at July 31, 2010. This debt amount represented less than 1% of total stockholders’ equity and consolidated total assets as of July 31, 2010. Although our businesses made capital expenditures totaling $272,000 in the six months ended July 31, 2010, the balance of net fixed assets represented only 1.2% of consolidated total assets at July 31, 2010.
Our operating activities for the six months ended July 31, 2009 used $21.8 million in cash, due primarily to an $11.0 million increase in the balance of accounts receivable and an $8.2 million decrease in the balance of accounts payable and accrued expenses. Last year, we reduced our long-term debt by $1.3 million to a balance of $2.9 million at July 31, 2009.
Primarily due to the completion of a substantial portion of the contract to construct a power generation facility in California, the contract backlog of GPS decreased to $282 million at July 31, 2010 from $300 million at January 31, 2010. Substantial commencement of the project to construct an eight-unit simple cycle peaking power generation facility in Southern California, included in our backlog with a value of $210 million at July 31, 2010, is not expected to occur until late in our current fiscal year or early in our next fiscal year. During the current quarter, we signed a construction and start-up services contract, valued at approximately $50 million, and received full notice-to-proceed for the construction of a 200 megawatt peaking power plant in Connecticut. The completion of the project, which includes the installation of four gas turbines with ancillary equipment and systems, is expected to occur during the spring of 2011.
Current economic conditions in our country, which reflect a weak recovery from last year’s recession and continued disruptions in the credit markets, are likely to adversely affect us for the remainder of the current year, particularly if the depressed state of the construction industry is prolonged or if the continuing government efforts to stabilize financial institutions, to restore order to credit markets, to stimulate spending and to reduce high unemployment are not effective. The current instability in the financial markets may continue to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. As a result, we may continue to encounter increased levels of deferrals, delays and cancellations related to new construction projects in the future which could result in a decrease in the overall demand for our services. In addition, the sharp reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment. Many known competitors are reducing prices, willing to sacrifice margin in order to keep work crews busy. Other construction companies are entering our sector of the industry looking for new work at low margins. If we are unsuccessful in adding projects to our backlog before the end of the current year, our results of operations next year may be adversely affected and our financial condition may be weakened. These uncertain economic conditions are impairing our visibility to an unusual degree.

The expected current year increase in momentum towards more environmentally friendly power generation facilities has not occurred. It has recently been reported that only 15% of the $38.7 billion appropriated for energy projects in the federal economic stimulus program has been spent. The federal government has also failed to pass comprehensive energy legislation, including incentives for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. There is excess ethanol production capacity, and the number of new wind power installations has dropped in the current year. Although certain coal-fired power plants have been shut down, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth. In addition, with the fate of renewable energy tax incentives unknown, potential energy project developers and investors are hesitant to make commitments related to new renewable energy generation facilities.
An effect of the recession was a two-year decline in the demand for power in the United States, the first time this occurred in more than a century. We are encouraged that the rebound of domestic industrial activity and the more extreme temperatures in certain parts of the country have caused a recovery in power consumption in the United States in the current year. However, as it will likely take at least several years for power consumption to reach 2007 peak levels, existing power plants will continue to operate with spare capacity to produce additional electricity. Despite the reductions in the demand for power, certain regions of the country continued to add power generation facilities over the last two years, wind energy facilities in particular. The combination of new electricity generation plants and excess power generation capacity elsewhere may obviate the need to build power plants during this power demand recovery period.
Ultimately, we expect that the negative environmental impact of fossil fuels and the increased political focus on energy independence will spur the development of alternative and renewable power facilities which should result in new power facility construction opportunities for us in the future. More than half of the states have adopted formal renewable energy portfolio standards and there is federal support for infrastructure spending. These trends should also lead to additional coal plant shutdowns, and an increase in the demand for natural gas-fired and renewable power generation.
We continue to observe interest in gas-fired generation as electric utilities and independent power producers look to diversify their generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to the completion of more sizeable or controversial projects, will stimulate demand for gas-fired power plants. The ongoing projects in California and Connecticut, and the backlog peaking plant project referred to above, are all gas-fired electricity-generation plants. In addition, gas-fired generation of electricity has the potential to complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought on-line quickly to smooth the inherently variable generation pattern of these alternative energy sources. We would also expect power producers to increase future capital spending on gas-fired power plants to take advantage of recent lower natural gas prices and the prospect that these prices may remain stable for some time because of gas field development projects in the United States as well as potential liquefied natural gas imports. While it is unclear what the future impact of economic conditions might have on the timing or financing of future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the United States and believe our capabilities and expertise will position us as a market leader for these projects.
In summary, it is uncertain what impacts the general economic conditions and the aftereffects of the financial/credit crisis in the United States may ultimately have on our business. We are focused on the effective and efficient completion of our current construction projects and the control of costs, which we expect to result in favorable profit and cash flow results for the remainder of the current year for us. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects. This approach may result in a low volume of new business bookings until the demand for new power generation facilities and the other construction industry sectors recover fully. In the meantime, we will conserve cash and strive to maintain an overall strong balance sheet.
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

Comparison of the Results of Operations for the Three Months Ended July 31, 2010 and 2009
The following schedule compares the results of our operations for the three months ended July 31, 2010 and 2009. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding quarter. As analyzed below the schedule, we reported net income of $3.3 million for the three months ended July 31, 2010, or $0.24 per diluted share. For the three months ended July 31, 2009, we reported net income of $2.7 million, or $0.19 per diluted share.

	Three Months Ended July 31,
	2010		2009
Net revenues
Power industry services	$50,373,000	92.4%	$59,804,000	91.4%
Nutritional products	2,189,000	4.0%	3,452,000	5.3%
Telecommunications infrastructure services	1,947,000	3.6%	2,199,000	3.3%

Net revenues	54,509,000	100.0%	65,455,000	100.0%

Cost of revenues **
Power industry services	41,902,000	83.2%	53,712,000	89.8%
Nutritional products	2,391,000	109.2%	3,162,000	91.6%
Telecommunications infrastructure services	1,638,000	84.1%	1,625,000	73.9%

Cost of revenues	45,931,000	84.3%	58,499,000	89.4%

Gross profit	8,578,000	15.7%	6,956,000	10.6%
Selling, general and administrative expenses	3,365,000	6.2%	3,188,000	4.9%

Income from operations	5,213,000	9.5%	3,768,000	5.7%
Interest expense	(11,000)	*	(52,000)	*
Investment income	20,000	*	24,000	*
Equity in the earnings of the unconsolidated subsidiary	—	—	408,000	*

Income from operations before income taxes	5,222,000	9.6%	4,148,000	6.3%
Income tax expense	1,921,000	3.5%	1,463,000	2.2%

Net income	$3,301,000	6.1%	$2,685,000	4.1%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
The net revenues of the power industry services business decreased by $9.4 million, or 15.8%, to $50.4 million for the three months ended July 31, 2010 compared with net revenues of $59.8 million for the corresponding period of the prior year. The net revenues of this business represented 92.4% of consolidated net revenues for the quarter ended July 31, 2010 and 91.4% of consolidated net revenues for the quarter ended July 31, 2009. Our energy-plant construction contract backlog was $282 million at July 31, 2010. The comparable construction contract backlog amount was $300 million at January 31, 2010.
The power industry services business derived net revenues from two significant customers for the three months ended July 31, 2010. The two project owners represented 69.0% and 25.4% of the net revenues of this segment for the current quarter, respectively, and represented 63.8% and 23.5% of consolidated net revenues for the current quarter, respectively. For the quarter ended July 31, 2009, one project owner represented approximately 97.8% of the net revenues of this business segment, and represented approximately 89.3% of our consolidated net revenues. During the current quarter, the construction contract for this project was amended and restated to ensure an orderly completion and timely commissioning of the plant. We expect to substantially complete the construction of this facility by the end of our current fiscal year. We are also designing, engineering and constructing a 90 megawatt wind-energy farm in the state of Washington that includes the erection of 60 wind turbines. Substantial completion of this project is expected to occur prior to the end of our current fiscal year. Initial construction activity for the new Connecticut peaking plant also provided net revenues to the current quarter results. Despite the addition of these new projects, the reduction in costs incurred on our largest construction project caused the total net revenues of the segment to decline between the quarters. As typically occurs when power plant construction projects near completion, direct costs include mostly labor and related costs. Machinery and equipment purchases for construction projects typically occur during earlier phases of the project. Accordingly, direct costs incurred on our largest construction project during the current quarter included mostly craft labor and subcontractor costs. Last year, the earlier phases of this project included a substantial amount of equipment purchases. As a result, total costs recorded last year, and the amount of net revenues recognized in the period, exceeded the corresponding amounts for the current quarter.

Nutritional Products
The net revenues of the nutritional products business decreased by $1.3 million, or 36.6%, to approximately $2.2 million for the three months ended July 31, 2010 compared with net revenues of approximately $3.5 million for the corresponding period of the prior year. The net revenues of this business represented 4.0% of consolidated net revenues for the quarter ended July 31, 2010. This business represented 5.3% of consolidated net revenues for the quarter ended July 31, 2009. At this time last year, we were encouraged by the addition of two new start-up customers. These customers represented approximately 29% of product sales for VLI in last year’s second quarter. However disappointing actual sales results and start-up financing challenges experienced by the customers have caused VLI to discontinue shipments. VLI did not make any shipments of product to these two customers in the current quarter. In addition, one of VLI’s largest customers performed a product repackaging effort that interrupted the flow of purchase orders to VLI, representing the primary cause of a 59% reduction in net revenues related to this customer in the current quarter.
VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed six months including extended periods of product testing and acceptance. The value of unfilled sales orders that we believe to be firm at July 31, 2010 was $2.6 million compared with a value of $2.3 million at January 31, 2010.
Telecommunications Infrastructure Services
The net revenues of the telecommunications infrastructure services business for the three months ended July 31, 2010 were $1.9 million compared with net revenues of $2.2 million for the corresponding quarter of the prior year, representing an 11.5% decrease between quarters. The net revenues of this business represented 3.6% of consolidated net revenues for the quarter ended July 31, 2010 and 3.3% of consolidated net revenues for the quarter ended July 31, 2009. Inside premises revenues represented approximately 54% of this segment’s business for the quarter ended July 31, 2010 and approximately 51% of this segment’s net revenues for the quarter ended July 31, 2009. This segment’s net revenues for the current quarter were hurt by the loss of outside premises work provided to Verizon under a services contract that expired at the end of December 2009. This business represented approximately 22% of the net revenues of SMC for the three months ended July 31, 2009. Although SMC is challenged by the depressed state of commercial and residential construction activity in the region, net revenues related to its other outside plant services have increased by approximately 55% in the current quarter compared with the corresponding quarter of last year.
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
Cost of Revenues
Due primarily to the decline in net revenues for the three months ended July 31, 2010 compared with the three months ended July 31, 2009, the cost of revenues also declined. These costs were $45.9 million and $58.5 million for the three months ended July 31, 2010 and 2009, respectively, representing a decrease of approximately $12.6 million between quarters, or 21.5%. However, the overall gross profit percentage for the current quarter improved to 15.7% from 10.6% for the corresponding quarter last year.
The cost of revenues for the power industry services business of GPS decreased in the three months ended July 31, 2010 to $41.9 million from $53.7 million for the three months ended July 31, 2009. Moreover, the cost of revenues as a percentage of corresponding net revenues decreased to 83.2% for the current quarter from 89.8% for the second quarter last year. The decrease in this percentage in the current quarter was due primarily to the types of costs incurred on our largest construction project in the current quarter, as this project nears completion, and the gross profit on newer projects with activities substantially impacting the current period.

The cost of revenues for both the nutritional products and telecommunications infrastructure services segments, expressed as a percentage of corresponding net revenues, increased during the current quarter to 109.2% and 84.1%, respectively. The comparable percentages reported for last year’s second quarter were 91.6% and 73.9%, respectively.
For VLI, gross profit was adversely affected by inventory adjustments for the current quarter related to excess and obsolete raw materials that totaled approximately $75,000. In the second quarter last year, due primarily to the consumption of raw materials that had been fully reserved in a prior year, VLI recorded favorable adjustments that totaled approximately $93,000. VLI’s gross profit was also unfavorably affected during the current quarter as VLI was able to reduce direct and indirect production wages by only 3% despite the 36.6% decline in net revenues for the current quarter compared with the second quarter last year.
For SMC, gross profit was adversely affected by the loss of the Verizon business; net revenues related to this customer contributed gross profit of approximately $167,000, or 34% of corresponding net revenues in last year’s second quarter. In addition, the current quarter results included a contract loss of approximately $125,000.
Selling, General and Administrative Expenses
These costs increased by $177,000, or 5.6%, to $3.4 million for the current quarter from $3.2 million for the second quarter last year as costs increased in several selling, general and administrating expense categories. Salary and related payroll costs increased by $109,000 in our power industry services business due to the consolidation of GRP for the current quarter. Legal costs, primarily related to litigation at VLI in the current year, and compensation expense amounts related to stock options both increased by $82,000. Partially offsetting the increases, the amounts of other professional fees and bad debt expense declined by approximately $60,000 and $54,000, respectively, compared with the second quarter last year.
Other Income and Expense
Included in the results for the second quarter last year was our share of the earnings of GRP, a 50% owned subsidiary at the time, of approximately $408,000. We acquired the remaining 50% ownership interest of this subsidiary in December 2009. Lower balances of cash and reduced short-term interest rates caused investment income to decline to $20,000 for the current quarter compared with investment income of $24,000 earned in the second quarter last year. Interest expense decreased to $11,000 for the current quarter from $52,000 for the corresponding quarter of last year as the overall level of debt between the years was reduced and corresponding interest rate swap agreements expired in the later parts of last year. Payments have reduced the total balance of debt by $2 million over the last twelve months to approximately $833,000 at July 31, 2010.
Income Tax Expense
For the three months ended July 31, 2010, we incurred income tax expense of $1.9 million reflecting an estimated annual effective income tax rate of 36.6%. The effective tax rate for the current quarter differed from the expected federal income tax rate of 34% due primarily to the unfavorable effect of state income taxes offset partially by the favorable benefit of the domestic manufacturing deduction, treated as a permanent difference for income tax accounting purposes. For the three months ended July 31, 2009, we incurred income tax expense of $1.5 million representing an effective income tax rate of 35.3%. The effective tax rate for the prior year quarter differed from the expected federal income tax rate of 34% due primarily to the effect of state income tax expense offset partially by the favorable tax effects of permanent differences including the domestic manufacturing deduction.

Comparison of the Results of Operations for the Six Months Ended July 31, 2010 and 2009
The following schedule compares the results of our operations for the six months ended July 31, 2010 and 2009. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding period. As analyzed below the schedule, we reported net income of $5.3 million for the six months ended July 31, 2010, or $0.39 per diluted share. For the six months ended July 31, 2009, we reported net income of $5.7 million, or $0.41 per diluted share.

	Six Months Ended July 31,
	2010		2009
Net revenues
Power industry services	$101,769,000	92.2%	$117,839,000	91.6%
Nutritional products	4,886,000	4.4%	6,270,000	4.9%
Telecommunications infrastructure services	3,785,000	3.4%	4,456,000	3.5%

Net revenues	110,440,000	100.0%	128,565,000	100.0%

Cost of revenues **
Power industry services	86,569,000	85.1%	105,087,000	89.2%
Nutritional products	5,074,000	103.8%	5,720,000	91.2%
Telecommunications infrastructure services	3,431,000	90.6%	3,375,000	75.7%

Cost of revenues	95,074,000	86.1%	114,182,000	88.8%

Gross profit	15,366,000	13.9%	14,383,000	11.2%
Selling, general and administrative expenses	6,939,000	6.3%	6,401,000	5.0%

Income from operations	8,427,000	7.6%	7,982,000	6.2%
Interest expense	(25,000)	*	(114,000)	*
Investment income	32,000	*	75,000	*
Equity in the earnings of the unconsolidated subsidiary	—	*	1,018,000	*

Income from operations before income taxes	8,434,000	7.6%	8,961,000	7.0%
Income tax expense	3,110,000	2.8%	3,309,000	2.6%

Net income	$5,324,000	4.8%	$5,652,000	4.4%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
The net revenues of the power industry services business decreased by $16.1 million, or 13.6%, to $101.8 million for the six months ended July 31, 2010 compared with net revenues of $117.8 million for the corresponding period of the prior year. The net revenues of this business represented 92.2% of consolidated net revenues for the period ended July 31, 2010. This business represented 91.6% of consolidated net revenues for the period ended July 31, 2009.
Consistent with the current quarter discussed above, a substantial portion of the net revenues of the power services business for the six months ended July 31, 2010 related to two customers. Net revenues related to our performance of construction services for these customers represented approximately 71.3% and 25.5% of the net revenues of this business segment for the current period, respectively, and represented approximately 65.7% and 23.5% of our consolidated net revenues for the current period. Last year, net revenues related to one customer represented 96.0% of the net revenues of this business segment for the six months ended July 31, 2009, and represented 88.0% of our consolidated net revenues for that period.
Nutritional Products
The net revenues of the nutritional products business decreased by $1.4 million, or 22.1%, to $4.9 million for the six months ended July 31, 2010 compared with net revenues of $6.3 million for the corresponding period of the prior year. The net revenues of this business represented 4.4% of consolidated net revenues for the six months ended July 31, 2010. This business represented 4.9% of consolidated net revenues for the six months ended July 31, 2009. The decrease in net revenues between periods was primarily due to the discontinuance of shipments to the two new customers discussed above. These customers provided total net revenues of approximately $1.7 million, or approximately 27% of VLI’s net revenues, for the first six months last year.

Telecommunications Infrastructure Services
The net revenues of the telecommunications infrastructure services business for the six months ended July 31, 2010 were $3.8 million compared with net revenues of $4.5 million for the corresponding period of the prior year. The net revenues of this business represented 3.4% and 3.5% of consolidated net revenues for the six months ended July 31, 2010 and 2009, respectively. Inside premises net revenues represented 55.2% and 53.5% of this segment’s business for the six months ended July 31, 2010 and 2009, respectively. Outside premises customers represented 44.8% and 46.5% of this segment’s business for the current year and prior year periods, respectively. The lost Verizon business represented approximately 20% of SMC’s net revenues for the six months ended July 31, 2009.
Cost of Revenues
Our overall gross profit increased to $15.4 million for the six months ended July 31, 2010 from $14.4 million for the six months ended July 31, 2009 due to an improvement in the overall gross profit percentage between the periods. The overall gross profit percentage was 13.9% for the current period compared with 11.2% for the corresponding period of the prior year.
The cost of revenues for the power industry services business of GPS decreased in the six months ended July 31, 2010 to $86.6 million from $105.1 million for the six months ended July 31, 2009, and the cost of revenues as a percentage of corresponding net revenues decreased to 85.1% for the current period from 89.2% for the corresponding period of last year. The decrease in this percentage for the current period was due primarily to the types of costs incurred on the gas-fired construction project in the current year and the gross profit performance on newer projects. Although the cost of revenues for the nutritional products business of VLI decreased in the six-month period ended July 31, 2010 to $5.1 million from $5.7 million for the six months ended July 31, 2009, the cost of revenues percentage increased to 103.8% of net revenues for the current period from 91.2% for the corresponding period of the prior year. VLI’s gross profit has been adversely affected by a change in the mix of products manufactured and sold during the current year. Despite a 22% decline in net revenues, VLI experienced increases totaling approximately $174,000 in the costs of labor associated with production, testing, maintenance and shipping activities. In addition, as discussed above and during the prior year, VLI reversed a portion of its reserve for overstocked and obsolete inventories thereby reducing the cost of revenues of VLI by $133,000 for the six months ended July 31, 2009. VLI’s provision amount expensed for inventory obsolescence during the six months ended July 31, 2010 was approximately $84,000.
SMC’s cost of revenues was approximately $3.4 million in both the six-month periods ended July 31, 2010 and 2009 despite a 15% reduction in net revenues between the periods. The cost of revenues percentages for the six months ended July 31, 2010 and 2009 were 90.6% and 75.7%, respectively, with the deterioration caused primarily by losses recorded on two contracts in the total amount of $246,000.
Selling, General and Administrative Expenses
The amount of selling, general and administrative expenses increased by approximately $538,000, or 8.4%, to $6.9 million for the six months ended July 31, 2010 from $6.4 million for the six months ended July 31, 2009 due primarily to the following factors. Salary and related payroll costs increased by approximately $302,000 in our power industry services business due to the consolidation of GRP for the current period. Compensation expense related to stock options and legal costs increased by $130,000 and $61,000 between the periods, respectively.
Other Income and Expense
We reported investment income of $32,000 for the six months ended July 31, 2010 compared to investment income of $75,000 for the six months ended July 31, 2009. Investment balances and rates of return on investments have declined over the past year. Interest expense decreased to $25,000 for the current period from $114,000 for the corresponding period of last year as the overall level of debt between the periods was reduced. Our share of the earnings of GRP for the six months ended July 31, 2009 was approximately $1.0 million.
Income Tax Expense
For the six months ended July 31, 2010, we incurred income tax expense of $3.1 million representing an effective income tax rate of 36.9%. The effective tax rate for the six months ended July 31, 2010 differed from the estimated annual effective income tax rate of 36.6% and the expected federal income tax rate of 34.0% due primarily to the effects of state rate adjustments made to the deferred income tax asset accounts during the current period and state income tax expense, respectively. These unfavorable effects were offset partially by the favorable income tax effects of permanent differences related primarily to the domestic manufacturing deduction. The rate-change adjustments made to the deferred tax accounts were treated as discreet items in the determination of the income tax provision for the current period.

For the six months ended July 31, 2009, we incurred income tax expense of $3.3 million representing an effective income tax rate of 36.9%. The effective tax rate for the six months ended July 31, 2009 differed from the annual effective income tax rate estimated at that time of 36.5% and the expected federal income tax rate of 34.0% due primarily to the effects of true-up adjustments made to the income tax payable accounts during the first quarter of last year and state income tax expense, respectively. These unfavorable effects were offset partially by the favorable income tax effects of permanent differences related primarily to the domestic manufacturing deduction. The true-up adjustments made to the income tax payable accounts were treated as discreet items in the determination of the income tax provision last year.
Liquidity and Capital Resources as of July 31, 2010
The balance of cash and cash equivalents was approximately $72.0 million as of July 31, 2010 compared with a balance of $66.0 million as of January 31, 2010, representing an increase of $6.0 million during the current period. Our consolidated working capital increased during the current period to $69.6 million as of July 31, 2010 from approximately $63.4 million as of January 31, 2010. We also have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”). In March 2010, the Bank agreed to extend the expiration date of the line of credit to May 2011. During the six months ended July 31, 2009, our balance of cash and cash equivalents decreased by approximately $22.6 million.
For the six months ended July 31, 2010, net cash provided by operating activities was $7.1 million as we reported net income of approximately $5.3 million for the current period. The amount of non-cash adjustments to net income for the current period represented a net source of cash of $1.9 million, including stock compensation expense of $708,000, depreciation and total amortization of $539,000 and deferred tax expense of $446,000. During the current period, the increase in accounts receivable represented an $8.8 million use of cash as construction activity increased on our wind-energy project in the state of Washington and the peaking facility under construction in Connecticut. We also used cash during the current quarter to make payments reducing the amount of accounts payable and accrued liabilities by $6.2 million. However, activity on the two new current year projects caused billings in excess of costs and estimated earnings to increase during the current period, providing net cash in the amount of $7.7 million. In addition, as our largest power plant construction project nears completion, the amount of costs and estimated earnings in excess of billings declined in the current period, providing net cash in the amount of $4.6 million. During the current period, we also reduced the amount of cash subject to restrictions, providing net cash in the amount of $1.2 million.
Last year, despite reporting net income of approximately $5.7 million for the first six months, we used net cash of $21.8 million in operations. We experienced changes in the amounts of several operating asset and liability accounts that represented uses of cash due primarily to the timing of billings on the California power plant construction project. Increases in accounts receivable and the costs and estimated earnings in excess of billings represented uses of cash in the amounts of $11.0 million and $3.9 million, respectively, as activity on this project increased during the period. Progress through the early phases of this project also caused the amount of billings in excess of costs and estimated earnings to decrease during the period, representing a net use of cash in the amount of $3.7 million. We also used cash last year in the period to make payments reducing the amount of accounts payable and accrued liabilities by $8.2 million. Non-cash adjustments to net income represented a net source of cash in the amount of $452,000 last year, including stock compensation expense of $578,000, depreciation and amortization of $473,000 and deferred income tax expense of $375,000, offset by the equity in the earnings of GRP in the amount of $1,018,000.
During the six months ended July 31, 2010, we used net cash in connection with financing and investing activities in the amounts of $897,000 and $263,000, respectively, due primarily to principal payments made on our term note with the Bank in the amount of $1,000,000 and purchases of property plant and equipment in the amount of $272,000.
During the six months ended July 31, 2009, net cash was used in connection with financing and investing activities in the amounts of $702,000 and $70,000, respectively, as we used cash to make principal payments on long-term debt totaling $1,259,000 and equipment purchases of $83,000, and received cash proceeds from the exercise of stock warrants and options in the amount of $557,000.
The financing arrangements with the Bank provide for the measurement at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period) of certain financial covenants, determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At July 31, 2010 and January 31, 2010, we were in compliance with each of these financial covenants. The Bank’s consent is required for acquisitions and divestitures. We have pledged the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable.

At July 31, 2010, most of the balance of cash and cash equivalents was invested in money market funds sponsored by an investment division of the Bank. Our operating and restricted bank accounts are maintained with the Bank. We believe that cash on hand, cash generated from our future operations and funds available under our line of credit will be adequate to meet our operating cash needs in the foreseeable future. However, any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.
Off-Balance Sheet Arrangements
We maintain a variety of commercial commitments that are generally made available to provide support for various commercial provisions in the engineering, procurement and construction contracts.
In the ordinary course of business, our customers may request that we obtain surety bonds in connection with construction contract performance obligations that are not required to be recorded in our consolidated balance sheets. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. We utilize several providers to meet our insurance and surety needs. The financial crisis associated with last year’s recession has not disrupted our insurance or surety programs or limited our ability to access needed insurance or surety capacity. As stated above, we have a line of credit committed by the Bank in the amount of $4.25 million for general purposes. We may also obtain standby letters of credit from the Bank in the ordinary course of business in amounts not to exceed $10.0 million in the aggregate.
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
The following tables present the determinations of EBITDA for the three and six months ended July 31, 2010 and 2009:

	Three Months Ended July 31,
	2010	2009
Net income, as reported	$3,301,000	$2,685,000
Interest expense	11,000	52,000
Income tax expense	1,921,000	1,463,000
Amortization of purchased intangible assets	88,000	89,000
Depreciation and other amortization	196,000	148,000

EBITDA	$5,517,000	$4,437,000

	Six Months Ended July 31,
	2010	2009
Net income, as reported	$5,324,000	$5,652,000
Interest expense	25,000	114,000
Income tax expense	3,110,000	3,309,000
Amortization of purchased intangible assets	175,000	178,000
Depreciation and other amortization	364,000	295,000

EBITDA	$8,998,000	$9,548,000

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
As we believe that our net cash flow from operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in operating activities that are presented in our condensed consolidated statements of cash flows for the six months ended July 31, 2010 and 2009.

	Reconciliations of EBITDA
	Six Months Ended July 31,
	2010	2009
EBITDA	$8,998,000	$9,548,000
Current income tax expense	(2,664,000)	(2,934,000)
Interest expense	(25,000)	(114,000)
Stock option compensation expense	708,000	578,000
Equity in earnings of the unconsolidated subsidiary	—	(1,018,000)
Increase in accounts receivable, net	(8,820,000)	(10,980,000)
Decrease in accounts payable and accrued expenses	(6,190,000)	(8,219,000)
Changes related to the timing of scheduled billings	12,273,000	(7,599,000)
Decrease (increase) in restricted cash	1,178,000	(4,000)
Other, net	1,673,000	(1,040,000)

Net cash provided by (used in) operations	$7,131,000	$(21,782,000)

Critical Accounting Policies
A description of our critical accounting policies is included in Item 7 of our 2010 Annual Report on Form 10-K. For the six-month period ended July 31, 2010, there are no material changes to the discussion included therein.
Adopted and Other Recently Issued Accounting Pronouncements
Included in Note 1 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are discussions of accounting pronouncements adopted by us during the six months ended July 31, 2010 that we consider relevant to our consolidated financial statements and recently issued accounting pronouncements that have not yet been adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure not required as we are permitted to use the scaled disclosures for smaller reporting companies for our report on Form 10-Q for the quarter ended July 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of July 31, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended July 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Included in Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the six-month period ended July 31, 2010.
In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A.	RISK FACTORS
Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in a period of weak recovery from a significant economic recession and major disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, potential fluctuations in quarterly operating results and a series of risks associated with our power industry services business, among other risks. Before investing in our securities, please consider these and other risks more fully described in our Annual Report on Form 10-K for the year ended January 31, 2010. There have been no material revisions to the risk factors that are described therein except as described in the following paragraph. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
At January 31, 2010, we reported that our construction contract backlog was approximately $300 million including approximately $210 million related to a project to construct an eight-unit simple cycle peaking power generation facility in Southern California that was awarded to GPS by an energy investment firm in July 2008, over two years ago. However, GPS has received only a limited notice to proceed on this project. Although our expectation is that we will eventually be provided with notice to fully proceed on this project, we do not know when that will occur. Should construction work on this project not commence by early next fiscal year, it is likely that our results of operations for next year and our financial condition will be adversely affected, perhaps in a material way. Although we have not received notice or any other information that would cause us to remove the value of this project from our backlog, this project represented approximately 74% of our total construction project backlog at July 31, 2010. We cannot guarantee that the future net revenues associated with this project will ever be recognized.
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

ARGAN, INC.
September 8, 2010	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

September 8, 2010	By:	/s/ Arthur F. Trudel
Arthur F. Trudel
Senior Vice President, Chief Financial Officer and Secretary