Form 10-Q
period 2010-10-31
ARGAN INC
filed 2010-12-09
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2010
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
Common Stock, $0.15 par value, 13,596,494 shares at December 3, 2010.

ARGAN, INC. AND SUBSIDIARIES
INDEX

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	October 31,	January 31,
	2010	2010
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$76,420,000	$66,009,000
Restricted cash	1,620,000	5,002,000
Accounts receivable, net of allowance for doubtful accounts	22,684,000	4,979,000
Costs and estimated earnings in excess of billings	4,902,000	12,931,000
Inventories, net of reserve for obsolescence	1,130,000	2,010,000
Current deferred tax assets	2,223,000	1,603,000
Prepaid expenses and other current assets	683,000	2,697,000

TOTAL CURRENT ASSETS	109,662,000	95,231,000
Property and equipment, net of accumulated depreciation	1,596,000	1,540,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	2,996,000	3,258,000
Deferred tax assets	1,506,000	1,628,000
Other assets	59,000	140,000

TOTAL ASSETS	$134,295,000	$120,273,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$12,672,000	$17,906,000
Accrued expenses	9,700,000	10,254,000
Billings in excess of costs and estimated earnings	15,112,000	1,874,000
Current portion of long-term debt	333,000	1,833,000

TOTAL CURRENT LIABILITIES	37,817,000	31,867,000
Other liabilities	33,000	38,000

TOTAL LIABILITIES	37,850,000	31,905,000

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share; 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share; 30,000,000 shares authorized; 13,599,727 and 13,585,727 shares issued at 10/31/10 and 1/31/10, and 13,596,494 and 13,582,494 shares outstanding at 10/31/10 and 1/31/10, respectively	2,040,000	2,038,000
Warrants outstanding	601,000	613,000
Additional paid-in capital	88,276,000	87,048,000
Retained earnings (deficit)	5,561,000	(1,298,000)
Treasury stock, at cost; 3,233 shares at 10/31/10 and 1/31/10	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	96,445,000	88,368,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$134,295,000	$120,273,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Net revenues
Power industry services	$42,706,000	$54,164,000	$144,475,000	$172,003,000
Nutritional products	2,931,000	4,266,000	7,817,000	10,536,000
Telecommunications infrastructure services	2,523,000	2,237,000	6,308,000	6,693,000

Net revenues	48,160,000	60,667,000	158,600,000	189,232,000

Cost of revenues
Power industry services	35,999,000	48,378,000	122,568,000	153,465,000
Nutritional products	3,139,000	3,715,000	8,213,000	9,435,000
Telecommunications infrastructure services	1,850,000	1,727,000	5,281,000	5,102,000

Cost of revenues	40,988,000	53,820,000	136,062,000	168,002,000

Gross profit	7,172,000	6,847,000	22,538,000	21,230,000

Selling, general and administrative expenses	4,346,000	4,015,000	11,285,000	10,417,000

Income from operations	2,826,000	2,832,000	11,253,000	10,813,000

Interest expense	(7,000)	(41,000)	(32,000)	(155,000)
Investment income	29,000	15,000	61,000	89,000
Equity in the earnings of the unconsolidated subsidiary	—	325,000	—	1,343,000

Income before income taxes	2,848,000	3,131,000	11,282,000	12,090,000
Income tax expense	1,313,000	1,167,000	4,423,000	4,475,000

Net income	$1,535,000	$1,964,000	$6,859,000	$7,615,000

Earnings per share:
Basic	$0.11	$0.14	$0.50	$0.56

Diluted	$0.11	$0.14	$0.50	$0.55

Weighted average number of shares outstanding:
Basic	13,596,000	13,579,000	13,591,000	13,506,000

Diluted	13,669,000	13,763,000	13,714,000	13,765,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended October 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,859,000	$7,615,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax benefit	(498,000)	(287,000)
Stock option compensation expense	1,112,000	864,000
Amortization of purchased intangibles	262,000	267,000
Depreciation and other amortization	508,000	459,000
Equity in the earnings of the unconsolidated subsidiary	—	(1,343,000)
Other	504,000	35,000
Changes in operating assets and liabilities:
Restricted cash	3,382,000	4,998,000
Accounts receivable	(17,851,000)	8,875,000
Costs and estimated earnings in excess of billings	8,029,000	(22,797,000)
Inventories	511,000	(1,176,000)
Prepaid expenses and other assets	2,018,000	85,000
Accounts payable and accrued expenses	(5,785,000)	(14,000,000)
Billings in excess of costs and estimated earnings	13,238,000	(4,101,000)
Other	(5,000)	9,000

Net cash provided by (used in) operating activities	12,284,000	(20,497,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(488,000)	(172,000)
Proceeds from sale of property and equipment	12,000	55,000

Net cash used in investing activities	(476,000)	(117,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options and warrants	103,000	737,000
Principal payments on long-term debt	(1,500,000)	(1,801,000)

Net cash used in financing activities	(1,397,000)	(1,064,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,411,000	(21,678,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	66,009,000	74,666,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$76,420,000	$52,988,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes:
Interest	$32,000	$155,000

Income taxes	$1,275,000	$6,701,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2010
(Unaudited)
NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Argan, Inc. (“Argan”) conducts its operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) which provide the substantial portion of consolidated net revenues, Vitarich Laboratories, Inc. (“VLI”) and Southern Maryland Cable, Inc. (“SMC”). Argan and its consolidated wholly owned subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. Through VLI, the Company develops and manufactures premium nutritional supplements, whole-food dietary supplements and personal care products. Through SMC and in the Mid-Atlantic region primarily, the Company provides telecommunications infrastructure services including project management, construction, installation and maintenance to commercial, local government and federal government customers. Each of the wholly-owned subsidiaries represents a separate reportable segment.
In June 2008, GPS entered into a business partnership with a renewable energy company for the design and construction of wind-energy farms. Originally, the partners each owned 50% of the company, Gemma Renewable Power, LLC (“GRP”). In December 2009, the Company acquired its former partner’s ownership and GRP became a wholly-owned subsidiary of GPS (see Note 6).
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
The condensed consolidated balance sheet as of October 31, 2010, the condensed consolidated statements of operations for the three and nine months ended October 31, 2010 and 2009, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2010 and 2009 are unaudited. The condensed consolidated balance sheet as of January 31, 2010 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2010 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
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
New Accounting Standards
1)
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 (Fair Value Measurements and Disclosures – Overall Subtopic) of the Codification (the “Fair Value Update”). The Fair Value Update requires improved disclosures about fair value measurements. Separate disclosures are required of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with description of the reasons for the transfers. Disclosure of activity in Level 3 fair value measurements is required to be made on a gross basis rather than as one net number. The Fair Value Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall into either Level 2 or Level 3.

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

The new disclosures and clarifications of existing disclosures required by the Fair Value Update became effective for the Company’s interim and annual reporting periods beginning February 1, 2010, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Because these are enhanced disclosure requirements, there has been no impact on the Company’s results of operations or financial position. In addition, the enhanced disclosure requirements have not materially affected the Company’s financial reporting.

2)
In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires enhanced disclosures about credit risk exposure in financial statements issued by public entities on or after December 15, 2010 (“the “Credit Risk Update”). The Company’s accounts receivable substantially consist of trade receivables with short payment terms which are specifically excluded from the definition of financing receivables. Accordingly, the disclosure requirements of the Credit Risk Update are not expected to affect the Company’s consolidated financial statements.

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
Pursuant to the requirements of an amended and restated engineering, procurement and construction contract executed in May 2010, GPS established a separate bank account which is used to pay the costs defined as “reimbursable costs” that are incurred on the related construction project and to receive cost reimbursement payments from the project owner. The amount of cash restricted for such purpose was approximately $1.6 million at October 31, 2010.

Pursuant to the agreement covering the acquisition of GPS, the Company maintained $5.0 million in an escrow account with the Bank which secured a letter of credit that was issued in support of a bonding commitment. In June 2010, the letter of credit was terminated as the bonding company eliminated the requirement. Accordingly, approximately $5.0 million was released from the escrow account during the second quarter.
For certain construction projects, cash may be held in escrow as a substitute for retentions. However, no amount of cash related to construction projects was held in escrow as of October 31, 2010 or January 31, 2010.
NOTE 3 — ACCOUNTS RECEIVABLE; COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Both accounts receivable and costs and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billings to customers under construction-type contracts varies based on individual contracts and often differs from the periods in which net revenues are recognized. The amount of costs and estimated earnings in excess of billings at October 31, 2010 was approximately $4.9 million; this amount is expected to be billed and collected in the normal course of business. The comparable amount of costs and estimated earnings in excess of billings at January 31, 2010 was $12.9 million. Certain amounts included in accounts receivable represent funds retained by a construction customer until a defined phase of a contract or project has been completed by the Company and accepted by the customer. The amounts of such funds included in accounts receivable at October 31, 2010 and January 31, 2010 were approximately $2,644,000 and $260,000, respectively. The lengths of retention periods may vary, but they typically range between nine months and two years.
The Company conducts business with and may extend credit to a customer based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivable. The allowance for doubtful accounts at October 31, 2010 and January 31, 2010 totaled $5.9 million and $5.8 million, respectively. Last year, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance, without any effect on the statement of operations for the prior year, to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the remaining account receivable amount was fully reserved in the allowance for doubtful accounts at October 31, 2010 and January 31, 2010.
The amounts of the provision for accounts receivable losses were $42,000 and $30,000 for the three months ended October 31, 2010 and 2009, respectively, and were $146,000 and $155,000 for the nine months ended October 31, 2010 and 2009, respectively.
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
In connection with the production of products pursuant to customer purchase orders received by VLI, the Company consumes small quantities of a certain raw material, the cost of which is fully reserved. Accordingly, the Company reversed a portion of its reserve for overstocked and obsolete inventory related to this item that reduced the cost of revenues of VLI by $33,000 and $166,000, respectively, for the three and nine months ended October 31, 2009. For the three and nine months ended October 31, 2010, the amounts of such reserve reversals related to consumption were $7,000 and $48,000, respectively. The Company will continue to monitor the status of customer relationships covering this raw material, including the volume of actual and expected purchase orders, and may reverse additional reserve amounts in future quarters as quantities of the raw material are consumed in production or the probability of significant future customer orders materializes. The amount of inventory reserve related to this raw material at October 31, 2010 was approximately $1.1 million.
Excluding the effects of the reserve reversals described in the preceding paragraph, the amounts expensed for obsolescence during the three and nine months ended October 31, 2010 were approximately $292,000 and $416,000, respectively, and the amounts expensed for inventory obsolescence during the three and nine months ended October 31, 2009 were approximately $37,000 and $96,000, respectively.

Inventories consisted of the following amounts at October 31, 2010 and January 31, 2010:

	October 31,	January 31,
	2010	2010
Raw materials	$2,981,000	$3,586,000
Work-in process	15,000	54,000
Finished goods	269,000	270,000

	3,265,000	3,910,000
Less: reserves	(2,135,000)	(1,900,000)

Inventories, net	$1,130,000	$2,010,000

NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment amounts are stated at cost. Depreciation is determined using the straight-line method over the estimated useful lives of the assets, which are generally from five to twenty years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life of the related asset or the lease term, whichever is shorter. Depreciation expense amounts for property and equipment were $133,000 and $127,000 for the three months ended October 31, 2010 and 2009, respectively, and were $431,000 and $350,000 for the nine months ended October 31, 2010 and 2009, respectively.
The costs of maintenance and repairs, which totaled $161,000 and $157,000 for the three months ended October 31, 2010 and 2009, respectively, and $529,000 and $439,000 for the nine months ended October 31, 2010 and 2009, respectively, are expensed as incurred. Major improvements are capitalized. When an asset is sold or retired, the amounts of the associated cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in income. The Company recorded an impairment loss related to the fixed assets of VLI in the year ended January 31, 2009. Since then, the costs of fixed asset purchases at VLI have been expensed. Such costs amounted to $10,000 and $159,000 for the three months ended October 31, 2010 and 2009, respectively, and $51,000 and $249,000 for the nine months ended October 31, 2010 and 2009, respectively.
Property and equipment at October 31, 2010 and January 31, 2010 consisted of the following:

	October 31,	January 31,
	2010	2010
Leasehold improvements	$806,000	$806,000
Machinery and equipment	3,442,000	2,990,000
Trucks and other vehicles	1,737,000	1,769,000

	5,985,000	5,565,000
Less — accumulated depreciation	(4,389,000)	(4,025,000)

Property and equipment, net	$1,596,000	$1,540,000

The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. It incurred total rent expense in the amounts of $1.6 million and $1.9 million for the three months ended October 31, 2010 and 2009, respectively, and $5.6 million and $4.6 million for the nine months ended October 31, 2010 and 2009, respectively.
NOTE 6 — ACQUISITION OF GEMMA RENEWABLE POWER, LLC
In June 2008, GPS entered into a business partnership with a firm that develops and operates wind-energy farms for the purpose of designing and constructing such power-generation facilities. The business partners each owned 50% of the company, GRP.
On December 17, 2009, the Company acquired the other 50% ownership interest in GRP. The acquisition was completed pursuant to the terms and conditions of a purchase and sale agreement (the “Purchase Agreement”), and GRP became a wholly-owned subsidiary of GPS. The purchase price was $3,183,000, a portion of which in the amount of $1,583,000 was paid in January 2010 upon the award to GRP by the developer of an initial construction project. The remaining portion of the purchase price was included in accrued liabilities at October 31, 2010 and January 31, 2010. This amount is to become due upon the satisfaction of certain conditions related to the award to GRP of a second wind farm construction project as set forth in the Purchase Agreement.

Subsequent to the end of the current quarter, GRP signed a contract for the design and construction of a 200 megawatt wind energy project in Henry County, Illinois, including the installation of up to one hundred thirty-four (134) wind turbines with a planned completion date of late 2011. As a result and pursuant to the terms of the Purchase Agreement, the Company expects that this award will lead to the payment of the remaining portion of the purchase price.
The following unaudited consolidated pro forma information assumes that the acquisition had occurred on June 3, 2008, the formation date of GRP. The unaudited consolidated pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on June 3, 2008, nor is it indicative of the Company’s future results.

	Three Months	Nine Months
	Ended October 31,	Ended October 31,
	2009	2009
Pro forma consolidated net revenues	$72,001,000	$219,545,000

Pro forma consolidated net income	$2,178,000	$8,501,000

Pro forma net income per share:
Basic	$0.16	$0.63
Diluted	$0.16	$0.62
The Company’s share of the earnings of GRP was approximately $325,000 and $1,343,000 for the three and nine months ended October 31, 2009, respectively.
Under an agreement between the parties, GPS provided support to GRP, including certain administrative and accounting services. The total amounts of reimbursable costs incurred by GPS for these services in the three and nine months ended October 31, 2009 were approximately $309,000 and $894,000, respectively.
NOTE 7 — INTANGIBLE ASSETS
In connection with the acquisitions of GPS, VLI and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. The Company’s intangible assets consisted of the following amounts at October 31, 2010 and January 31, 2010:

		October 31, 2010			January 31,
	Estimated	Gross			2010
	Useful	Carrying	Accumulated	Net	Net
	Life	Amount	Amortization	Amount	Amount
Intangible assets being amortized:
Non-compete agreements — GPS	5 years	$534,000	$416,000	$118,000	$198,000
Trade name — GPS	15 years	3,643,000	946,000	2,697,000	2,879,000

Intangible asset not being amortized:
Trade name — SMC	Indefinite	181,000	—	181,000	181,000

Total intangible assets		$4,358,000	$1,362,000	$2,996,000	$3,258,000

Goodwill	Indefinite	$18,476,000	$—	$18,476,000	$18,476,000

Amortization expense totaled $88,000 for each of the three month periods ended October 31, 2010 and 2009, consisting of $61,000 for the trade name and $27,000 for non-compete agreements for each period. Amortization expense totaled $262,000 and $267,000 for the nine months ended October 31, 2010 and 2009, respectively, consisting of $182,000 and $183,000 for the trade name in the periods, respectively, and $80,000 and $84,000 for the non-compete agreements in the periods, respectively.

NOTE 8 — DEBT
The Company has financing arrangements with the Bank covering a 4-year amortizing term loan with an original amount of $8.0 million which bears interest at LIBOR plus 3.25% (3.51% at October 31, 2010), the proceeds from which were used to acquire GPS, and a revolving loan with a maximum borrowing amount of $4.25 million. The outstanding principal amount of the GPS loan with the Bank was approximately $333,000 as of October 31, 2010. No borrowed amounts were outstanding under the revolving loan as of October 31, 2010. The Company retired a term loan with the Bank related to VLI in the third quarter of last year with the payment of the final monthly installment. The total interest expense amounts related to the VLI and GPS term loans were $7,000 and $41,000 for the three months ended October 31, 2010 and 2009, respectively, and were $32,000 and $155,000 for the nine months ended October 31, 2010 and 2009, respectively. The Company may also obtain standby letters of credit from the Bank in the ordinary course of business in amounts not to exceed $10.0 million in the aggregate. In April 2010, the Company and the Bank executed an amendment to the financing arrangements that extended the availability date of the revolving loan until May 31, 2011 and reduced the associated interest rate to LIBOR plus 2.25%. The carrying value amount of the Company’s GPS term loan approximates its fair value because the applicable interest rate is variable.
The financing arrangements with the Bank require compliance with certain financial covenants at the Company’s fiscal year end and at each of the Company’s fiscal quarter ends (using a rolling 12-month period), including requirements that the ratio of total funded debt to EBITDA not exceed 2 to 1, that the fixed charge coverage ratio be not less than 1.25 to 1, and that the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent continues to be required for acquisitions and divestitures. The Company has pledged the majority of its assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Company believes that it will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, the Company would seek to modify its financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating payments of all outstanding senior debt amounts due and payable. At October 31, 2010 and January 31, 2010, the Company was in compliance with the covenants of its amended financing arrangements.
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
A summary of stock option activity under the Option Plan for the nine months ended October 31, 2010 is presented below:

			Weighted
		Weighted	Average	Weighted
		Average	Remaining	Average
		Exercise	Contract	Fair
Options	Shares	Price	Term (Years)	Value
Outstanding, January 31, 2010	497,000	$10.27	6.47	$5.45
Granted	202,000	$14.23
Forfeited	(30,000)	$11.84
Exercised	(11,000)	$7.24

Outstanding, October 31, 2010	658,000	$11.46	5.73	$5.84

Exercisable, October 31, 2010	415,000	$10.02	5.79	$5.39

Exercisable, January 31, 2010	374,000	$9.44	5.65	$4.87

A summary of the change in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2010 is presented below:

		Weighted
		Average
	Shares	Fair Value
Nonvested, January 31, 2010	123,000	$7.21
Granted	202,000	$6.54
Vested	(82,000)	$7.36

Nonvested, October 31, 2010	243,000	$6.60

Compensation expense amounts related to stock options were $403,000 and $285,000 for the three months ended October 31, 2010 and 2009, respectively, and were $1,112,000 and $864,000 for the nine months ended October 31, 2010 and 2009, respectively. At October 31, 2010, there was $538,000 in unrecognized compensation cost related to stock options granted under the Option Plan. The Company expects to recognize the compensation expense for these awards within the next ten months. The total intrinsic value of the stock options exercised during the nine months ended October 31, 2010 was approximately $46,000. At October 31, 2010, the aggregate exercise price of outstanding and exercisable stock options exceeded the aggregate market value of the shares of common stock subject to such options by approximately $1,969,000 and $643,000, respectively.
The fair value of each stock option granted in the nine-month period ended October 31, 2010 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Nine Months
Ended October 31,
2010
Dividend yield	—
Expected volatility	62.58%
Risk-free interest rate	3.44%
Expected life in years	3.33
The Company also has outstanding warrants to purchase 163,000 shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003 to three individuals who became the executive officers of the Company upon completion of the offering and to an investment advisory firm. A director of the Company is also the chief executive officer of the investment advisory firm. The fair value of the warrants of $849,000 was recognized as offering costs. All warrants are exercisable and will expire in December 2012. During the nine months ended October 31, 2010, the Company received approximately $23,000 in cash proceeds in connection with the purchase of 3,000 shares of the Company’s common stock pursuant to the exercise of warrants.
At October 31, 2010, there were 1,052,000 shares of the Company’s common stock available for issuance upon the exercise of stock options and warrants, including 231,000 shares of the Company’s common stock available for awards under the Option Plan.
NOTE 10 — INCOME TAXES
The Company’s income tax expense amounts for the nine months ended October 31, 2010 and 2009 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 34% to the income before income taxes as shown in the table below.

	Nine Months	Nine Months
	Ended October 31,	Ended October 31,
	2010	2009
Computed expected income tax expense	$3,836,000	$4,111,000
State income taxes, net of federal tax benefit	649,000	355,000
Permanent differences, net	(247,000)	(146,000)
Other, net	185,000	155,000

	$4,423,000	$4,475,000

For the nine months ended October 31, 2010 and 2009, the favorable tax effects of permanent differences relate primarily to the tax benefits of the domestic manufacturing deductions for each year. The benefit amounts were offset by unfavorable federal income tax return true-up adjustments in the amounts of approximately $148,000 and $213,000 made in the current and prior years, respectively. Income tax expense for the nine months ended October 31, 2009 also reflected the favorable effect of state tax true-up adjustments in the amount of $108,000.
As of October 31, 2010, accrued expenses included accrued income taxes payable in the approximate amount of $1.4 million. As of January 31, 2010, other current assets included net refundable income taxes of $2.0 million. The Company’s consolidated balance sheets as of October 31, 2010 and January 31, 2010 included net deferred tax assets in the amounts of $3.7 million and $3.2 million, respectively, resulting from future deductible temporary differences. The Company maintains a valuation allowance for the state portion of the deferred tax assets of VLI which amounted to $368,000 and $272,000 at October 31, 2010 and January 31, 2010, respectively. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets except for the state portion of the aforementioned deferred tax assets of VLI.
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
Diluted income per share amounts for the three months ended October 31, 2010 and 2009 were computed by dividing net income for the respective period by the corresponding weighted average number of common shares plus 72,000 shares and 184,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended October 31, 2010 and 2009 excluded options to purchase approximately 526,000 and 73,000 shares of common stock, respectively, because such common stock equivalents have exercise prices that were in excess of the average market price of the Company’s common stock during the periods, or would be anti-dilutive.
Diluted income per share amounts for the nine months ended October 31, 2010 and 2009 were computed by dividing net income for the respective period by the corresponding weighted average number of common shares plus 123,000 shares and 259,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the nine months ended October 31, 2010 and 2009 excluded options to purchase approximately 476,000 and 73,000 shares of common stock, respectively, because such common stock equivalents have exercise prices that were in excess of the average market price of the Company’s common stock during the periods, or would be anti-dilutive.
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
The Company intends to vigorously pursue its lien claim against the Altra project as well as defend this matter for the surety company, to investigate the inclusion of the $2.3 million applied to other projects in the Judgment Award, to demand that Delta-T satisfy its obligations under the Close Out, and/or to enforce the guarantee provided to GPS by Delta-T’s parent company. Assurance cannot be provided by the Company that it will be successful in these efforts. It is reasonably possible that resolution of the matters discussed above could result in a loss with a material negative effect on the Company’s consolidated operating results in a future reporting period. However, at this time, management cannot make an estimate of the amount or range of loss, if any, related to these matters. No provision for loss has been recorded in the consolidated financial statements as of October 31, 2010 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of loss can be reasonably estimated by GPS, the impact of the change will be reflected in the consolidated financial statements at that time.
Tampa Bay Nutraceutical Company
On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel; (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $42 million. Depositions are ongoing. The Company is vigorously defending this litigation. Although the Company believes it has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of potential damages, if any, at this stage of the litigation. The ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a future reporting period.
Beveragette Ventures LLC
In response to VLI’s lawsuit filed against Beveragette Ventures LLC (“Beveragette”), representing a claim for unpaid invoices, Beveragette, a former customer, filed a counterclaim in the United States District Court for the Middle District of Florida, Fort Myers Division, against VLI on or about September 23, 2010. The current causes of action relate to orders for product issued by Beveragette to VLI in 2009 and are based on a series of allegations including breach of contract by VLI. Beveragette claims that it has suffered damages in excess of $6 million as a result of lost sales due to the supply by VLI of non-conforming product and also seeks punitive damages of unknown amount. Discovery has commenced and this case is being actively litigated. The Company intends to defend the counterclaims vigorously. Although the Company believes that it does have meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of this matter or to estimate a likely range of potential damages, if any, at this stage of the litigation. The ultimate resolution of the litigation with Beveragette could result in a material adverse effect on the results of operations of the Company for a future reporting period.

NOTE 13 — SEGMENT REPORTING AND MAJOR CUSTOMERS
The Company’s three reportable segments are power industry services, nutritional products and telecommunications infrastructure services. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s reportable segments are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly owned subsidiaries – GPS, VLI and SMC, respectively. The “Other” column includes the Company’s corporate and unallocated expenses. Presented below are the summarized operating results of the business segments for the three months ended October 31, 2010, and certain financial position data as of October 31, 2010:

			Telecom
	Power Industry	Nutritional	Infrastructure
Three Months Ended October 31, 2010	Services	Products	Services	Other	Consolidated
Net revenues	$42,706,000	$2,931,000	$2,523,000	$—	$48,160,000
Cost of revenues	35,999,000	3,139,000	1,850,000	—	40,988,000

Gross profit	6,707,000	(208,000)	673,000	—	7,172,000
Selling, general and administrative expenses	1,804,000	1,225,000	327,000	990,000	4,346,000

Income (loss) from operations	4,903,000	(1,433,000)	346,000	(990,000)	2,826,000
Interest expense	(7,000)	—	—	—	(7,000)
Investment income	19,000	—	—	10,000	29,000

Income (loss) before income taxes	$4,915,000	$(1,433,000)	$346,000	$(980,000)	2,848,000

Income tax expense					1,313,000

Net income					$1,535,000

Amortization of purchased intangibles	$88,000	$—	$—	$—	$88,000

Depreciation and other amortization	$64,000	$—	$78,000	$1,000	$143,000

Fixed asset additions	$—	$—	$214,000	$2,000	$216,000

Goodwill	$18,476,000	$—	$—	$—	$18,476,000

Total assets	$97,538,000	$4,264,000	$3,243,000	$29,250,000	$134,295,000

Presented below are the summarized operating results of the business segments for the three months ended October 31, 2009, and certain financial position data as of October 31, 2009:

			Telecom
	Power Industry	Nutritional	Infrastructure
Three Months Ended October 31, 2009	Services	Products	Services	Other	Consolidated
Net revenues	$54,164,000	$4,266,000	$2,237,000	$—	$60,667,000
Cost of revenues	48,378,000	3,715,000	1,727,000	—	53,820,000

Gross profit	5,786,000	551,000	510,000	—	6,847,000
Selling, general and administrative expenses	2,092,000	577,000	371,000	975,000	4,015,000

Income (loss) from operations	3,694,000	(26,000)	139,000	(975,000)	2,832,000
Interest expense	(40,000)	(1,000)	—	—	(41,000)
Investment income	11,000	—	—	4,000	15,000
Equity in the earnings of the unconsolidated subsidiary	325,000	—	—	—	325,000

Income (loss) before income taxes	$3,990,000	$(27,000)	$139,000	$(971,000)	3,131,000

Income tax expense					1,167,000

Net income					$1,964,000

Amortization of purchased intangibles	$87,000	$1,000	$—	$—	$88,000

Depreciation and other amortization	$48,000	$—	$115,000	$—	$163,000

Fixed asset additions	$5,000	$—	$84,000	$—	$89,000

Goodwill	$18,476,000	$—	$—	$—	$18,476,000

Total assets	$79,240,000	$6,321,000	$2,937,000	$36,029,000	$124,527,000

Presented below are the summarized operating results of the business segments for the nine months ended October 31, 2010:

			Telecom
	Power Industry	Nutritional	Infrastructure
Nine Months Ended October 31, 2010	Services	Products	Services	Other	Consolidated
Net revenues	$144,475,000	$7,817,000	$6,308,000	$—	$158,600,000
Cost of revenues	122,568,000	8,213,000	5,281,000	—	136,062,000

Gross profit	21,907,000	(396,000)	1,027,000	—	22,538,000
Selling, general and administrative expenses	4,569,000	2,526,000	1,198,000	2,992,000	11,285,000

Income (loss) from operations	17,338,000	(2,922,000)	(171,000)	(2,992,000)	11,253,000
Interest expense	(32,000)	—	—	—	(32,000)
Investment income	41,000	—	—	20,000	61,000

Income (loss) before income taxes	$17,347,000	$(2,922,000)	$(171,000)	$(2,972,000)	11,282,000

Income tax expense					4,423,000

Net income					$6,859,000

Amortization of purchased intangibles	$262,000	$—	$—	$—	$262,000

Depreciation and other amortization	$229,000	$—	$276,000	$3,000	$508,000

Fixed asset additions	$243,000	$—	$243,000	$2,000	$488,000

Presented below are the summarized operating results of the business segments for the nine months ended October 31, 2009:

			Telecom
	Power Industry	Nutritional	Infrastructure
Nine Months Ended October 31, 2009	Services	Products	Services	Other	Consolidated
Net revenues	$172,003,000	$10,536,000	$6,693,000	$—	$189,232,000
Cost of revenues	153,465,000	9,435,000	5,102,000	—	168,002,000

Gross profit	18,538,000	1,101,000	1,591,000	—	21,230,000
Selling, general and administrative expenses	4,361,000	1,852,000	1,223,000	2,981,000	10,417,000

Income (loss) from operations	14,177,000	(751,000)	368,000	(2,981,000)	10,813,000
Interest expense	(144,000)	(11,000)	—	—	(155,000)
Investment income	68,000	—	—	21,000	89,000
Equity in the earnings of the unconsolidated subsidiary	1,343,000	—	—	—	1,343,000

Income (loss) before income taxes	$15,444,000	$(762,000)	$368,000	$(2,960,000)	12,090,000

Income tax expense					4,475,000

Net income					$7,615,000

Amortization of purchased intangibles	$263,000	$4,000	$—	$—	$267,000

Depreciation and other amortization	$143,000	$—	$311,000	$5,000	$459,000

Fixed asset additions	$14,000	$—	$147,000	$11,000	$172,000

During the three and nine months ended October 31, 2010, the majority of the Company’s net revenues related to engineering, procurement and construction services that were provided by GPS to power industry customers. Net revenues from power industry services accounted for approximately 89% and 91% of consolidated net revenues for the three and nine months ended October 31, 2010, respectively. The Company’s significant current year customer relationships included two power industry service customers that accounted for approximately 44% and 38% of consolidated net revenues for the current quarter, and three customers that accounted for approximately 59%, 13% and 19% of consolidated net revenues for the nine-month period ended October 31, 2010.
Net revenues from power industry services accounted for approximately 89% and 91% of consolidated net revenues for the three and nine months ended October 31, 2009, respectively. The Company’s most significant prior year customer relationship was a power industry service customer that accounted for approximately 88% of consolidated net revenues for both the three and nine month periods ended October 31, 2009.

NOTE 14 — SUPPLEMENTAL FINANCIAL INFORMATION
Certain sales-type taxes that are assessed by government authorities and collected from customers are included in cost of revenues. Accordingly, these amounts are considered contract costs in the performance of percentage-of-completion calculations and the determination of net revenues. The amounts of such costs were $86,000 and $1,705,000 for the three months ended October 31, 2010 and 2009, respectively, and $433,000 and $6,507,000 for the nine months ended October 31, 2010 and 2009, respectively.
Accrued liabilities as of October 31, 2010 included accrued incentive cash compensation, accrued purchase price for GRP, and accrued payroll and other related costs in the amounts of $1,727,000, $1,600,000 and $948,000, respectively. As of January 31, 2010, accrued liabilities included comparable amounts of $2,519,000, $1,600,000 and $1,649,000, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) as of October 31, 2010, and the results of operations for the three and nine months ended October 31, 2010 and 2009, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 that was filed with the Securities and Exchange Commission on April 14, 2010 (the “2010 Annual Report”).
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future net revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our 2010 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business Summary
Argan, Inc. (“Argan”) conducts operations through our wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), Vitarich Laboratories, Inc. (“VLI”), and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through VLI, we develop, manufacture and distribute premium nutritional products. Through SMC and in the Mid-Atlantic region primarily, we provide telecommunications infrastructure services including project management, construction, installation and maintenance to commercial, local government and federal government customers. Each of the wholly-owned subsidiaries represents a separate reportable segment; power industry services, nutritional products and telecommunications infrastructure services, respectively. Argan is a holding company with no operations other than its investments in GPS, VLI and SMC. At October 31, 2010, there were no restrictions with respect to inter-company payments from GPS, VLI and SMC to Argan.
Overview and Outlook
For the three months ended October 31, 2010 (the third quarter of our fiscal year 2011), consolidated net revenues were $48.2 million which represented a decrease of $12.5 million, or 20.6%, from net revenues of $60.7 million for the third quarter of last year. Net income for the three months ended October 31, 2010 was $1.5 million, or $0.11 per diluted share. We reported net income of $2.0 million, or $0.14 per diluted share, for the third quarter of last year. For the nine months ended October 31, 2010, consolidated net revenues were $158.6 million which represented a decrease of $30.6 million, or 16.2%, from net revenues of $189.2 million for the nine months ended October 31, 2009. Net income for the nine months ended October 31, 2010 was $6.9 million, or $0.50 per diluted share. We reported net income of $7.6 million, or $0.55 per diluted share, for the corresponding period of last year.

We experienced declines in the net revenues of two of our three business units for the three months ended October 31, 2010 compared with the three months ended October 31, 2009. The net revenues of the power industry services segment, which represented approximately 88.7% of our consolidated net revenues for the three months ended October 31, 2010, declined to $42.7 million for the current quarter from $54.2 million for the corresponding quarter of the prior year, a decrease of 21.2%. Despite an increase of 12.8% in the net revenues of the telecommunications infrastructure segment between quarters, the combined net revenues of the nutritional products and telecommunications infrastructure services businesses, which represented approximately 11.3% of our consolidated net revenues for the three months ended October 31, 2010, declined by 16.1% to $5.5 million for the current quarter compared with net revenues of $6.5 million for the third quarter last year.
The decrease in consolidated net revenues for the nine months ended October 31, 2010, compared with the net revenues for the corresponding period of last year, was due primarily to a decrease of 16.0% in the net revenues of the power industry services business, which represented 91.1% of consolidated net revenues for the current period. The combined net revenues of the nutritional products and telecommunications infrastructure services businesses also decreased for the current year-to-date period by 18.0%.
Income from operations for the three months ended October 31, 2010 and 2009 was $2.8 million for each period. The gross profit of the power industry services segment increased by $921,000, or 15.9%, for the current quarter compared with the third quarter last year. This increase was offset substantially by a decline in the profitability of the nutritional products businesses which together with an increase in selling, general and administrative expenses of $331,000 resulted in a decrease of $283,000 in income before income taxes to approximately $2.8 million for the three months ended October 31, 2010 from approximately $3.1 million for the three months ended October 31, 2009.
Income from operations increased by $440,000 for the nine months ended October 31, 2010 to approximately $11.3 million from $10.8 million for the nine months ended October 31, 2009. The gross profit of the power industry services segment increased in the current period by $3.4 million compared with the corresponding period of last year. This increase was offset substantially by a sharp decline in the gross profit of the nutritional products business between the periods and an increase of $868,000 in selling, general and administrative expenses between the periods. As a result, income before income taxes decreased by $808,000 for the nine months ended October 31, 2010 to approximately $11.3 million from $12.1 million for the nine months ended October 31, 2009.
Cash and cash equivalents increased by $10.4 million during the current year to $76.4 million at October 31, 2010. Our operating activities provided $12.3 million of cash as we reported net income of $6.9 million for the nine months ended October 31, 2010. We used cash to reduce our debt by $1.5 million to a balance of $333,000 at October 31, 2010. This debt amount represented less than 1% of total stockholders’ equity and consolidated total assets as of October 31, 2010. We are scheduled to complete the repayment of this loan before year end. Although our businesses made capital expenditures totaling $488,000 in the nine-month period ended October 31, 2010, the balance of net fixed assets represented only 1.2% of consolidated total assets at October 31, 2010.
Our operating activities for the nine months ended October 31, 2009 used $20.5 million in cash, due primarily to an $22.8 million increase in the balance of costs and estimated earnings in excess of billings and a $14.0 million decrease in the balance of accounts payable and accrued expenses. Last year, we reduced our long-term debt by $1.8 million to a balance of $2.3 million during the nine-month period ended October 31, 2009.
Primarily due to the completion of a substantial portion of the contract to construct a power generation facility in California, the contract backlog of GPS decreased to $253 million at October 31, 2010 from $300 million at January 31, 2010. During the second quarter of the current year, we signed a construction and start-up services contract, currently valued at approximately $54 million, for the construction of a 200 megawatt peaking power plant in Connecticut and received the related full notice-to-proceed. The completion of the project, which includes the installation of four gas turbines with ancillary equipment and systems, is expected to occur during the spring of 2011. Subsequent to the end of the current quarter, the Company announced that its wholly-owned subsidiary, Gemma Renewable Power, LLC (“GRP”), was awarded a contract by a wind-energy power project development firm for the design and construction of a 200 megawatt wind energy project in Henry County, Illinois, including one hundred thirty-four (134) wind turbines. GRP’s EPC contract is valued at approximately $51 million, pursuant to which it will provide the design and construction of roads, foundations, and electrical collection systems in addition to erecting towers, turbines, and blades. This project has a planned completion date of late 2011.

Substantial commencement of the project to construct an eight-unit simple cycle peaking power generation facility in Southern California, included in our backlog with a value of approximately $210 million at October 31, 2010, is expected to occur early in our next fiscal year. This project was awarded to us over two years ago. We continue discussions with the customer regarding the commencement of this project. Subsequent to the end of the current quarter, the California Energy Commission approved the construction of this power plant and the customer informed us of the signing of a power purchase agreement. Although our expectation is that we will be provided with notice to fully proceed on this project, we do not know when that will occur. Should construction work on this project not commence by early next fiscal year, our results of operations for next year and our financial condition may be adversely affected, perhaps in a material way. We have not received notice or any other information that would cause us to remove the value of this project from our backlog. This project represented approximately 83% of our total construction project backlog at October 31, 2010. We cannot provide assurances that the future net revenues associated with this project will ever be recognized.
Current economic conditions in our country, which reflect a weak recovery from last year’s recession and continued disruptions in the credit markets, are likely to adversely affect us through at least a large portion of next year, particularly if the depressed state of the construction industry is prolonged or if the continuing government efforts to stabilize financial institutions, to restore order to credit markets, to stimulate spending and to reduce high unemployment are not effective. The current instability in the financial markets may continue to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. As a result, we may continue to encounter deferrals, delays and cancellations related to new construction projects in the future which could result in a decrease in the overall demand for our services. In addition, we may encounter requirements in the future to make investments in a new project as a condition of EPC contract award. The sharp reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment. Many known competitors are reducing prices, willing to sacrifice margin in order to keep work crews busy. Other construction companies are entering our sector of the industry looking for new work at low margins. If we are unsuccessful in continuing to add projects to our backlog, our results of operations next year may be adversely affected and our financial condition may be weakened. These uncertain economic conditions are impairing our visibility to an unusual degree.
The expected current year increase in momentum towards more environmentally friendly power generation facilities has not occurred. Only a portion of the amount appropriated for energy projects in the federal economic stimulus program has been spent. The federal government has also failed to pass comprehensive energy legislation, including incentives for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. This appears even less likely for the foreseeable future with the recent national election resulting in a change in the majority control of the U.S. House of Representatives and may restrict the expected demand for increased sources of renewable power. Although certain coal-fired power plants have been shut down, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth. In addition, with the fate of renewable energy tax incentives unknown, potential energy project developers and investors are hesitant to make commitments related to new renewable energy generation facilities.
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
Ultimately, we expect that the negative environmental impact of burning coal and political focus on energy independence will spur the development of alternative and renewable power facilities which should result in new power facility construction opportunities for us in the future. More than half of the states have adopted formal renewable energy portfolio standards and there is federal support for infrastructure spending. These trends should also lead to additional coal plant shutdowns, and an increase in the demand for not only renewable power generation, but new gas-fired power plants as well.

We continue to observe interest in gas-fired generation as electric utilities and independent power producers look to diversify their power generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to the completion of more sizeable or controversial projects, will stimulate demand for gas-fired power plants. The ongoing projects in California and Connecticut, and the backlog peaking plant project referred to above, are all gas-fired electricity-generation plants. In addition, gas-fired generation of electricity has the potential to complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought on-line quickly to smooth the inherently variable generation pattern of these alternative energy sources. We would also expect power producers to increase future capital spending on gas-fired power plants to take advantage of recent lower natural gas prices and the prospect that these prices may remain stable for some time because of gas field development projects in the United States, as well as potential liquefied natural gas imports. While it is unclear what the future impact of economic conditions might have on the timing or financing of future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the United States and believe our capabilities and expertise will position us as a market leader for these projects.
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
We remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions. However, such forward-looking statements, by their nature, involve risks and uncertainties, and they should be considered in conjunction with the risk factors included elsewhere in this Quarterly Report on Form 10-Q and in the 2010 Annual Report on Form 10-K.
Comparison of the Results of Operations for the Three Months Ended October 31, 2010 and 2009
The following schedule compares the results of our operations for the three months ended October 31, 2010 and 2009. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding quarter. As analyzed below the schedule, we reported net income of $1.5 million for the three months ended October 31, 2010, or $0.11 per diluted share. For the three months ended October 31, 2009, we reported net income of approximately $2.0 million, or $0.14 per diluted share.

	Three Months Ended October 31,
	2010		2009
Net revenues
Power industry services	$42,706,000	88.7%	$54,164,000	89.3%
Nutritional products	2,931,000	6.1%	4,266,000	7.0%
Telecommunications infrastructure services	2,523,000	5.2%	2,237,000	3.7%

Net revenues	48,160,000	100.0%	60,667,000	100.0%

Cost of revenues **
Power industry services	35,999,000	84.3%	48,378,000	89.3%
Nutritional products	3,139,000	107.1%	3,715,000	87.1%
Telecommunications infrastructure services	1,850,000	73.3%	1,727,000	77.2%

Cost of revenues	40,988,000	85.1%	53,820,000	88.7%

Gross profit	7,172,000	14.9%	6,847,000	11.3%
Selling, general and administrative expenses	4,346,000	9.0%	4,015,000	6.6%

Income from operations	2,826,000	5.9%	2,832,000	4.7%
Interest expense	(7,000)	*	(41,000)	*
Investment income	29,000	*	15,000	*
Equity in the earnings of the unconsolidated subsidiary	—	—	325,000	*

Income before income taxes	2,848,000	5.9%	3,131,000	5.1%
Income tax expense	1,313,000	2.7%	1,167,000	1.9%

Net income	$1,535,000	3.2%	$1,964,000	3.2%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.

Net Revenues
Power Industry Services
The net revenues of the power industry services business decreased by $11.5 million, or 21.2%, to $42.7 million for the three months ended October 31, 2010 compared with net revenues of $54.2 million for the corresponding period of the prior year. The net revenues of this business represented 88.7% of consolidated net revenues for the quarter ended October 31, 2010 and 89.3% of consolidated net revenues for the quarter ended October 31, 2009. Our energy-plant construction contract backlog was $253 million at October 31, 2010. The comparable construction contract backlog amount was $300 million at January 31, 2010.
The operating results of the power industry services segment for the current quarter reflected a decline in activity on this segment’s largest current project as it moved into the commissioning phase. Net revenues related to this project, a gas-fired power plant located in Northern California, represented 49.4% and 43.8% of power industry services net revenues and consolidated net revenues for the current quarter, respectively. A year ago, the net revenues related to this project represented 99.0% and 88.4% of segment net revenues and consolidated net revenues, respectively. During the current year, the construction contract for this project was amended and restated to ensure an orderly completion and timely commissioning of the plant. We expect to substantially complete the construction of this facility by the end of our current fiscal year. Initial construction activity on the new gas-fired peaking plant under construction in Connecticut also provided net revenues to the current quarter results, representing 42.4% and 37.6% of power industry services net revenues and consolidated net revenues for the current quarter, respectively.
Nutritional Products
The net revenues of the nutritional products business decreased by approximately $1.3 million, or 31.3%, to approximately $2.9 million for the three months ended October 31, 2010 compared with net revenues of approximately $4.3 million for the corresponding quarter of the prior year. The net revenues of this business represented 6.1% of consolidated net revenues for the quarter ended October 31, 2010. This business represented 7.0% of consolidated net revenues for the quarter ended October 31, 2009. Net revenues for the quarter a year ago were boosted by shipments of product ordered by a customer in anticipation of a severe flu season. Sales of product to this customer represented approximately 19.1% of this segment’s net revenues for the quarter ended October 31, 2009. However, the anticipated demand for this product did not occur and product remains in the customer’s inventory in sufficient quantities to eliminate the need for significant reorders. Last year, we also received significant purchase orders from a new start-up customer. This customer represented approximately 16.6% of product sales for VLI in last year’s third quarter. However disappointing actual sales results and start-up financing challenges experienced by the customer caused VLI to discontinue shipments. VLI did not make any shipments of product to this customer in the current quarter. After VLI’s biggest customer completed a product repackaging effort that interrupted the flow of purchase orders to us earlier in the current year, net revenues related to the sale of products to this customer increased by approximately 32.1% for the current quarter compared with the corresponding quarter last year.
VLI is primarily a contract manufacturer of nutritional products. The ability to quickly replace lost customers or to increase the product offerings sold to existing customers is hampered by the long sales cycle inherent in our type of business. The length of time between the beginning of contract negotiation and the first sale to a new customer could exceed six months including extended periods of product testing and acceptance. The value of unfilled sales orders that we believe to be firm at October 31, 2010 was $2.0 million compared with a value of $2.3 million at January 31, 2010.
Telecommunications Infrastructure Services
Although the telecommunications infrastructure services business of SMC is challenged by the depressed state of commercial and residential construction activity in the region, net revenues for the three months ended October 31, 2010 were increased to $2.5 million compared with net revenues of $2.2 million for the corresponding quarter of the prior year, representing a 12.8% increase between quarters. The net revenues of this business represented 5.2% of consolidated net revenues for the quarter ended October 31, 2010; up from 3.7% of consolidated net revenues for the quarter ended October 31, 2009.
Net revenues related to the performance of outside premises activities increased to approximately 51.2% of this segment’s business for the quarter ended October 31, 2010 from approximately 48.5% of this segment’s net revenues for the quarter ended October 31, 2009 due primarily to the amount of work performed under a new contract with a nearby local government for the installation of battery systems designed to provide prolonged power for traffic signals during electricity outages, including equipment purchases. SMC also experienced an increase in the number of work orders for maintenance and repair services issued by and completed pursuant to our arrangement with a local electricity cooperative. As a result and for the current quarter, this segment was able to overcome the effect of net revenues lost under a services contract with the regional telecommunications service provider that expired at the end of December 2009. This business represented approximately 16.0% of the net revenues of SMC for the three months ended October 31, 2009.

Net revenues related to the performance of inside premises cabling activities during the current quarter improved slightly due to an increase in services performed at nearby federal government offices and installations offset partially by a decrease in the amount of work performed for other inside premises customers.
Services provided to our outside plant customers normally includes trenchless directional boring and other underground services, aerial cabling services, and the installation of buried cable and wire communication and electric lines. The range of wiring services that we provide to our inside premises customers includes cable and data rack installation; equipment room and telecom closet design and build-out; raceway design and installation; and cable identification, testing, labeling and documentation.
Cost of Revenues
Due primarily to the decline in consolidated net revenues for the three months ended October 31, 2010 compared with the three months ended October 31, 2009, the consolidated cost of revenues also declined. These costs were $41.0 million and $53.8 million for the three months ended October 31, 2010 and 2009, respectively, representing a decrease of approximately $12.8 million between quarters, or 23.8%. The overall gross profit percentage for the current quarter improved to 14.9% from 11.3% for the corresponding quarter last year due primarily to the change in the mix of projects performed for power industry services customers during the current quarter as described above. The margin percentages associated with projects commenced in the current year, which together represented slightly in excess of 50% of this segment’s net revenues for the current quarter, are more favorable than the overall margin percentage experienced on the gas-fired power plant construction project located in Northern California which was the primary project underway last year.
The cost of revenues for the power industry services business of GPS decreased for the three months ended October 31, 2010 to $36.0 million from $48.4 million for the three months ended October 31, 2009. Moreover, the cost of revenues as a percentage of corresponding net revenues decreased to 84.3% for the current quarter from 89.3% for the third quarter last year. The decrease in this percentage in the current quarter was due primarily to the types of costs incurred on our largest construction project in the current quarter, as this project nears completion, and the gross profit on new projects with activities substantially impacting the current quarter.
The combined cost of revenues for the nutritional products and telecommunications infrastructure services segments, expressed as a percentage of corresponding combined net revenues, increased during the current quarter to 91.5% compared with a combined percentage of 83.7% for the corresponding quarter last year.
For VLI, the cost of revenues exceeded the amount of associated net revenues for the current quarter by $208,000 including unfavorable adjustments related to excess and obsolete raw materials that netted to approximately $285,000. In the third quarter last year, reflecting the consumption of raw materials that had been fully reserved in a prior year, VLI recorded unfavorable adjustments that netted to only $4,000. VLI’s gross profit was also unfavorably affected during the current quarter as VLI was able to reduce direct and indirect production wages by only 19.8% despite the 31.3% decline in net revenues for the current quarter compared with the third quarter last year.
For SMC, the cost of revenues increased by $123,000, or 7.1%, as net revenues increased by 12.8% between quarters reflecting improved profit performance on projects performed for both outside and inside premises customers.
Selling, General and Administrative Expenses
These costs increased by $331,000, or 8.2%, to approximately $4.3 million for the current quarter from approximately $4.0 million for the third quarter last year as professional services fees, including legal fees related to litigation of VLI, increased by $672,000 and the amount of compensation expense related to stock options increased by $117,000. Partially offsetting these increases, the amount of bonus expense was reduced by $458,000 for the current quarter compared with the third quarter last year.
Other Income and Expense
Included in these results for the third quarter last year was our share of the earnings of GRP, a 50% owned subsidiary at the time, of approximately $325,000. We acquired the remaining 50% ownership interest of this subsidiary in December 2009. Increased balances of cash and improved short-term interest rates caused investment income to increase to $29,000 for the current quarter compared with investment income of $15,000 earned in the third quarter last year. Interest expense decreased to $7,000 for the current quarter from $41,000 for the corresponding quarter of last year as the overall level of debt between the years was reduced and corresponding interest rate swap agreements expired in the later parts of last year. Payments have reduced the total balance of debt by $2.0 million over the last twelve months to approximately $333,000 at October 31, 2010.

Income Tax Expense
For the three months ended October 31, 2010, we incurred income tax expense of $1.3 million reflecting an estimated annual effective income tax rate of 38.9%. The actual effective tax rate of 46.1% for the current quarter differed from the expected federal income tax rate of 34% due primarily to the unfavorable effects of state income taxes and a federal income tax true-up adjustment in the amount of $148,000 offset partially by the favorable benefit of the domestic manufacturing deduction which is treated as a permanent difference for income tax accounting purposes. The federal income tax adjustment was treated as a discreet item in the determination of the income tax provision for the current quarter. For the three months ended October 31, 2009, we recorded income tax expense of $1.2 million reflecting an estimated effective annual income tax rate of 37.0%. The actual effective tax rate for the prior quarter of 37.3% differed from the expected federal income tax rate of 34% due primarily to the effect of state income tax expense offset partially by the favorable tax effects of permanent differences including the domestic manufacturing deduction and by favorable adjustments recorded in the prior year quarter related to state income tax true-up entries and state tax rate changes in the total amount of $148,000.
Comparison of the Results of Operations for the Nine Months Ended October 31, 2010 and 2009
The following schedule compares the results of our operations for the nine months ended October 31, 2010 and 2009. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding period. As analyzed below the schedule, we reported net income of $6.9 million for the nine months ended October 31, 2010, or $0.50 per diluted share. For the nine months ended October 31, 2009, we reported net income of $7.6 million, or $0.55 per diluted share.

	Nine Months Ended October 31,
	2010		2009
Net revenues
Power industry services	$144,475,000	91.1%	$172,003,000	90.9%
Nutritional products	7,817,000	4.9%	10,536,000	5.6%
Telecommunications infrastructure services	6,308,000	4.0%	6,693,000	3.5%

Net revenues	158,600,000	100.0%	189,232,000	100.0%

Cost of revenues **
Power industry services	122,568,000	84.8%	153,465,000	89.2%
Nutritional products	8,213,000	105.1%	9,435,000	89.6%
Telecommunications infrastructure services	5,281,000	83.7%	5,102,000	76.2%

Cost of revenues	136,062,000	85.8%	168,002,000	88.8%

Gross profit	22,538,000	14.2%	21,230,000	11.2%
Selling, general and administrative expenses	11,285,000	7.1%	10,417,000	5.5%

Income from operations	11,253,000	7.1%	10,813,000	5.7%
Interest expense	(32,000)	*	(155,000)	*
Investment income	61,000	*	89,000	*
Equity in the earnings of the unconsolidated subsidiary	—	*	1,343,000	*

Income before income taxes	11,282,000	7.1%	12,090,000	6.4%
Income tax expense	4,423,000	2.8%	4,475,000	2.4%

Net income	$6,859,000	4.3%	$7,615,000	4.0%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
The net revenues of the power industry services business decreased by $27.5 million, or 16.0%, to $144.5 million for the nine months ended October 31, 2010 compared with net revenues of $172.0 million for the corresponding period of the prior year. The net revenues of this business represented 91.1% of consolidated net revenues for the period ended October 31, 2010. This business represented 90.9% of consolidated net revenues for the period ended October 31, 2009.

A substantial portion of the net revenues of the power services business for the nine months ended October 31, 2010 related to three customers. Net revenues related to our performance of construction services for these customers represented approximately 64.8%, 20.4% and 14.5% of the net revenues of this business segment for the current period, respectively, and represented approximately 59.1%, 18.5% and 13.2% of our consolidated net revenues for the current period.
Despite the addition of new projects, the reduction in the amount of net revenues recorded on our largest construction project caused the total net revenues of the segment to decline between the periods as we approach the completion of this job. Accordingly, the current year net revenues reflected primarily the labor and related costs associated with the construction and commissioning phases of this project. Last year, net revenues were higher as the associated costs incurred during the earlier phases of this project included not only craft labor and subcontractor costs, but also the costs of a substantial amount of machinery and equipment. Last year, net revenues related to this project represented 96.5% of the net revenues of this business segment for the nine months ended October 31, 2009, and represented 87.7% of our consolidated net revenues for that period.
Nutritional Products
The net revenues of the nutritional products business decreased by $2.7 million, or 25.8%, to $7.8 million for the nine months ended October 31, 2010 compared with net revenues of $10.5 million for the corresponding period of the prior year. The net revenues of this business represented 4.9% of consolidated net revenues for the nine months ended October 31, 2010. This business represented 5.6% of consolidated net revenues for the nine months ended October 31, 2009. The decrease in net revenues between periods was primarily due to the termination of shipments to two start-up customers, including the one discussed above, and the significant decline in shipments of the flu-remedy product discussed above. These customers provided total net revenues of approximately $3.4 million, or 33.2% of VLI’s net revenues, for the first nine months last year. In addition, one of VLI’s largest customers performed a product repackaging effort that interrupted the flow of purchase orders to VLI, representing the primary cause of a $464,000 reduction, or 21.3%, in net revenues related to this customer in the current year. VLI has increased its sales of products to the other three of this segment’s largest customers by a total of approximately $1.5 million, or approximately 49.4% of last year’s aggregate amount of net revenues related to these customers.
Telecommunications Infrastructure Services
The increase in net revenues for the current quarter discussed above was not significant enough to overcome declines in net revenues experienced earlier this year. The net revenues of the telecommunications infrastructure services business for the nine months ended October 31, 2010 were $6.3 million compared with net revenues of $6.7 million for the corresponding period of the prior year. The net revenues of this business represented 4.0% and 3.5% of consolidated net revenues for the nine months ended October 31, 2010 and 2009, respectively. Inside premises net revenues represented 52.6% and 52.8% of this segment’s business for the nine months ended October 31, 2010 and 2009, respectively. Outside premises customers represented 47.4% and 47.2% of this segment’s business for the current year and prior year periods, respectively. The lost business of SMC, which represented approximately 18.9% of SMC’s net revenues for the nine months ended October 31, 2009, was substantially offset by increases in net revenues related to other customers of this segment as discussed above.
Cost of Revenues
Our consolidated gross profit increased to $22.5 million for the nine months ended October 31, 2010 from $21.2 million for the nine months ended October 31, 2009 due to an improvement in the overall gross profit percentage between the periods. The overall gross profit percentage was 14.2% for the current period compared with 11.2% for the corresponding period of the prior year.
The cost of revenues for the power industry services business of GPS decreased in the nine months ended October 31, 2010 to $122.6 million from $153.5 million for the nine months ended October 31, 2009, and the cost of revenues as a percentage of corresponding net revenues decreased to 84.8% for the current period from 89.2% for the corresponding period of last year. The decrease in this percentage for the current period was due primarily to the types of costs incurred on the gas-fired construction project in the current year and the gross profit performance on new projects.
Although the cost of revenues for the nutritional products business of VLI decreased in the nine-month period ended October 31, 2010 to $8.2 million from $9.4 million for the nine months ended October 31, 2009, the cost of revenues percentage increased to 105.1% of net revenues for the current period from 89.6% for the corresponding period of the prior year. VLI’s gross profit has been adversely affected by a change in the mix of products manufactured and sold during the current year. Despite a 25.8% decline in net revenues between the periods, VLI experienced increases totaling approximately $63,000 in the costs of labor associated with production, testing, maintenance and shipping activities. In addition, as discussed above and during the prior year, VLI reversed a portion of its reserve for overstocked and obsolete inventories thereby reducing the cost of revenues of VLI by $166,000 for the nine months ended October 31, 2009. VLI’s provision amount expensed for inventory obsolescence during the nine months ended October 31, 2010 was approximately $368,000.

SMC’s cost of revenues increased to approximately $5.3 million for the nine months ended October 31, 2010 from $5.1 million for the nine-month period ended October 31, 2009, despite a 5.8% reduction in net revenues between the periods. The cost of revenues percentages for the nine months ended October 31, 2010 and 2009 were 83.7% and 76.2%, respectively, with the deterioration caused primarily by losses recorded on two contracts in the total amount of $246,000.
Selling, General and Administrative Expenses
The amount of selling, general and administrative expenses increased by approximately $868,000, or 8.3%, to $11.3 million for the nine months ended October 31, 2010 from $10.4 million for the nine months ended October 31, 2009 due primarily to the following factors. Professional services fees, including legal fees related to the litigation of VLI, increased by $516,000; salary and related payroll costs increased by approximately $279,000 due primarily to the consolidation of GRP for the current period; and compensation expense related to stock options increased by $247,000. Partially offsetting these increases, the amount of bonus expense was reduced by $488,000 for the current period compared with the corresponding period of last year.
Other Income and Expense
Our share of the earnings of GRP for the nine months ended October 31, 2009 was approximately $1.3 million. We reported investment income of $61,000 for the nine months ended October 31, 2010 compared to investment income of $89,000 for the nine months ended October 31, 2009 as we have experienced overall lower rates of return on investments in the current year. Interest expense decreased to $32,000 for the current period from $155,000 for the corresponding period of last year as the overall level of debt between the periods was reduced.
Income Tax Expense
For the nine months ended October 31, 2010, we recorded income tax expense of $4.4 million reflecting an estimated annual effective income tax rate of 38.9%. The actual effective tax rate of 39.2% for the nine months ended October 31, 2010 differed from the expected federal income tax rate of 34% due primarily to the unfavorable effects of state income tax expense and the true-up adjustment made for federal income taxes during the current quarter as discussed above. These unfavorable effects were offset partially by the favorable income tax effect of the domestic manufacturing deduction. The federal income tax adjustment was treated as a discreet item in the determination of the income tax provision for the current period.
For the nine months ended October 31, 2009, we recorded income tax expense of approximately $4.5 million reflecting an estimated annual effective income tax rate of 37.0%. The actual effective income tax rate of 37.0% for the prior year period differed from the expected federal income tax rate of 34% due primarily to the effect of state income tax expense and an unfavorable true-up adjustment made for federal income taxes in the amount of $213,000 offset partially by the favorable income tax effect of the domestic manufacturing deduction and favorable state income tax rate change and true-up adjustments recorded in the prior year period in the total amount of $242,000.
Liquidity and Capital Resources as of October 31, 2010
The balance of cash and cash equivalents was approximately $76.4 million as of October 31, 2010 compared with a balance of $66.0 million as of January 31, 2010, representing an increase of $10.4 million during the current period. Our consolidated working capital increased during the current period to $71.8 million as of October 31, 2010 from approximately $63.4 million as of January 31, 2010. We also have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”). In March 2010, the Bank agreed to extend the expiration date of the line of credit to May 2011.
For the nine months ended October 31, 2010, net cash provided by operating activities was $12.3 million. We reported net income of approximately $6.9 million for the current period. The amount of non-cash adjustments to net income for the current period represented a net source of cash of approximately $1.9 million, including stock compensation expense of $1,112,000 and depreciation and total amortization of $770,000. During the current period, the increase in accounts receivable represented a $17.9 million use of cash as construction activity increased for the peaking facility under construction in Connecticut. However, the allowable billings on this project have included amounts covering forecasted short-term costs resulting in an increase during the current year in billings in excess of actual costs and estimated earnings. This increase represents a source of cash in the amount of $13.2 million. The decrease in activity on the gas-fired power plant located in Northern California was the primary cause of the decreases in costs and estimated earnings in excess of billings and accounts payable and accrued expenses which represented net cash amounts of $8.0 million and $5.8 million provided by and used in operating activities during the current year, respectively. During the current period, we also reduced the amount of cash subject to restrictions as described in Note 2 to the condensed consolidated financial statements, providing net cash in the amount of $3.4 million.

During the nine months ended October 31, 2009, our balance of cash and cash equivalents decreased by approximately $21.7 million. Last year, despite reporting net income of approximately $7.6 million for the first nine months, we used net cash of $20.5 million in operations. We experienced changes in the amounts of several operating asset and liability accounts that represented uses of cash due primarily to the timing of billings on the California power plant construction project as activity on this project increased during the period. An increase in the costs and estimated earnings in excess of billings and a decrease in billings in excess of costs and estimated earnings represented uses of cash in the amounts of $22.8 million and $4.1 million, respectively. We also used cash last year in the period to make payments reducing the amount of accounts payable and accrued liabilities by $14.0 million. Net cash amounts of $8.9 million and $5.0 million were provided by decreases in the balances of accounts receivable and restricted cash, respectively. Non-cash adjustments to net income represented a net use of cash in the amount of $5,000 last year, including the equity in the earnings of GRP in the amount of $1,343,000 and deferred income tax benefit of $287,000, offset substantially by stock compensation expense of $864,000 and depreciation and amortization in the total amount of $726,000.
During the nine months ended October 31, 2010, we used net cash in connection with financing and investing activities in the amounts of $1,397,000 and $476,000, respectively, due primarily to principal payments made on our remaining term note with the Bank in the amount of $1,500,000 and purchases of property plant and equipment in the amount of $488,000.
During the nine months ended October 31, 2009, net cash was used in connection with financing and investing activities in the amounts of $1,064,000 and $117,000, respectively, as we used cash to make principal payments on long-term debt totaling $1,801,000 and equipment purchases of $172,000, and received cash proceeds from the exercise of stock warrants and options in the amount of $737,000. Exercises of stock options and warrants have provided net cash proceeds of only $103,000 during the nine months ended October 31, 2010.
The financing arrangements with the Bank provide for the measurement at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period) of certain financial covenants, determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At October 31, 2010 and January 31, 2010, we were in compliance with each of these financial covenants. The Bank’s consent is required for acquisitions and divestitures. We have pledged the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable.
At October 31, 2010, most of the balance of cash and cash equivalents was invested in money market funds sponsored by an investment division of the Bank. Our operating and restricted bank accounts are maintained with the Bank. We believe that cash on hand, cash generated from our future operations and funds available under our line of credit will be adequate to meet our general business needs in the foreseeable future without deterioration of working capital. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

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
Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)
We believe that Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is a meaningful presentation that enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that EBITDA is widely used by investors and analysts as a measure of performance. The following tables present the determinations of EBITDA for the three and nine months ended October 31, 2010 and 2009:

	Three Months Ended October 31,
	2010	2009
Net income, as reported	$1,535,000	$1,964,000
Interest expense	7,000	41,000
Income tax expense	1,313,000	1,167,000
Amortization of purchased intangible assets	87,000	88,000
Depreciation and other amortization	144,000	163,000

EBITDA	$3,086,000	$3,423,000

	Nine Months Ended October 31,
	2010	2009
Net income, as reported	$6,859,000	$7,615,000
Interest expense	32,000	155,000
Income tax expense	4,423,000	4,475,000
Amortization of purchased intangible assets	262,000	267,000
Depreciation and other amortization	508,000	459,000

EBITDA	$12,084,000	$12,971,000

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

As we believe that our net cash flow from operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in operating activities that are presented in our condensed consolidated statements of cash flows for the nine months ended October 31, 2010 and 2009.

	Reconciliations of EBITDA
	Nine Months Ended October 31,
	2010	2009
EBITDA	$12,084,000	$12,971,000
Current income tax expense	(4,921,000)	(4,762,000)
Interest expense	(32,000)	(155,000)
Stock option compensation expense	1,112,000	864,000
Equity in earnings of the unconsolidated subsidiary	—	(1,343,000)
(Increase) decrease in accounts receivable, net	(17,851,000)	8,875,000
Decrease in accounts payable and accrued expenses	(5,785,000)	(14,000,000)
Changes related to the timing of scheduled billings	21,267,000	(26,898,000)
Decrease in restricted cash	3,382,000	4,998,000
Other, net	3,028,000	(1,047,000)

Net cash provided by (used in) operations	$12,284,000	$(20,497,000)

Critical Accounting Policies
A description of our critical accounting policies is included in Item 7 of our 2010 Annual Report on Form 10-K. For the nine-month period ended October 31, 2010, there are no material changes to the discussion included therein.
Adopted and Other Recently Issued Accounting Pronouncements
Included in Note 1 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q are discussions of accounting pronouncements adopted by us during the nine months ended October 31, 2010 that we consider relevant to our consolidated financial statements and recently issued accounting pronouncements that have not yet been adopted.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure not required as we are permitted to use the scaled disclosures for smaller reporting companies for our report on Form 10-Q for the quarter ended October 31, 2010.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of October 31, 2010. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended October 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Included in Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the nine-month period ended October 31, 2010.
In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A.	RISK FACTORS
Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in a period of weak recovery from a significant economic recession and major disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, potential fluctuations in quarterly operating results and a series of risks associated with our power industry services business, among other risks. Before investing in our securities, please consider these and other risks more fully described in our Annual Report on Form 10-K for the year ended January 31, 2010. There have been no material revisions to the risk factors that are described therein except as described in the following paragraphs. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
At January 31, 2010, we reported that our construction contract backlog was approximately $300 million including approximately $210 million related to a project to construct an eight-unit simple cycle peaking power generation facility in Southern California that was awarded to GPS by an energy investment firm in July 2008, over two years ago. We continue discussions with the customer regarding the commencement of this project. Subsequent to the end of the current quarter, the California Energy Commission approved the construction of this power plant and the customer informed us of the signing of a power purchase agreement. Although our expectation is that we will eventually be provided with notice to fully proceed on this project, we do not know when that will occur. Should construction work on this project not commence by early next fiscal year, our results of operations for next year and our financial condition may be adversely affected, perhaps in a material way. We have not received notice or any other information that would cause us to remove the value of this project from our backlog. This project represented approximately 83% of our total construction project backlog at October 31, 2010. We cannot provide assurance that the future net revenues associated with this project will ever be recognized.
In the Risk Factor section of our Form 10-K Annual Report for the year ended January 31, 2010, we included several specific risks relating to our nutritional products business including cautions about the segment’s intensive competitive environment and the importance of adding new customers to replace lost business. As presented in Note 13 to the condensed consolidated financial statements, the losses before income tax reported for the nutritional products business of VLI were $1,433,000 and $2,922,000 for the three and nine months ended October 31, 2010. The losses before income taxes of VLI for the fiscal years ended January 31, 2010, 2009 and 2008 were $2,161,000, $6,917,000 and $8,928,000, respectively. Associated with impairment losses recorded in these periods, the carrying values of the long-lived assets of VLI have been eliminated. In the current year, this business continues to operate in a competitive business environment characterized by very slender margins, to incur the costs of excess production capacity and to suffer from the costs of expensive litigation. In order to develop a recommendation to the Board of Directors regarding the future of this business, the Company’s management has been exploring alternatives including the possible sale of the customer relationships and the assets and the transfer of current liabilities and the remaining obligations of operating leases under which VLI occupies its facilities. A decision to dispose of this business could result in additional loss including recovered income tax benefits exceeding $1 million and the absorption of the remaining minimum lease payments of approximately $444,000. The Board of Directors has not made a decision regarding the future of the business. The management of VLI continues its efforts to develop additional business; VLI continues to fulfill the orders it receives from customers. However, until the operating results of this business are turned around or the business is disposed of, the operating losses of the nutritional products business are likely to continue.

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

ARGAN, INC.
December 9, 2010	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

December 9, 2010	By:	/s/ Arthur F. Trudel
Arthur F. Trudel
Senior Vice President, Chief Financial Officer and Secretary