Form 10-K
period 2011-01-31
ARGAN INC
filed 2011-04-14
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Fiscal Year Ended January 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $19,222,441 on July 31, 2010 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE Amex stock exchange as reported for that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of common stock outstanding as of April 1, 2011: 13,601,994 shares
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on June 21, 2011 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES
2011 ANNUAL REPORT ON FORM 10-K

PAGE
PART I

ITEM 1. BUSINESS	- 3 -

ITEM 1A. RISK FACTORS	- 9 -

ITEM 1B. UNRESOLVED STAFF COMMENTS	- 19 -

ITEM 2. PROPERTIES	- 19 -

ITEM 3. LEGAL PROCEEDINGS	- 19 -

ITEM 4. [REMOVED AND RESERVED]	- 21 -

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	- 21 -

ITEM 6. SELECTED FINANCIAL DATA	- 22 -

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	- 23 -

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	- 33 -

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	- 33 -

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	- 33 -

ITEM 9A. CONTROLS AND PROCEDURES	- 33 -

ITEM 9B. OTHER INFORMATION	- 34 -

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	- 35 -

ITEM 11. EXECUTIVE COMPENSATION	- 35 -

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS	- 35 -

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	- 35 -

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	- 35 -

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULE	- 35 -

SIGNATURES	- 39 -

Exhibit 10.23
Exhibit 10.24
Exhibit 23.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

ITEM 1.	BUSINESS.
Argan, Inc. (“Argan”) conducts operations through its wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) that were acquired in December 2006 and Southern Maryland Cable, Inc. (“SMC”) that was acquired in July 2003 (together referred to as the “Company,” “we,” “us,” or “our”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment — power industry services and telecommunications infrastructure services, respectively. The net revenues of GPS represented approximately 96%, of our consolidated net revenues from continuing operations for the fiscal year ended January 31, 2011. Financial information about our business segments is included in Note 18 to the accompanying consolidated financial statements.
Discontinued Operations
In December 2010, the Board of Directors of Argan approved management’s plan to dispose of the operations of the nutritional products line of business conducted by its wholly-owned subsidiary, Vitarich Laboratories, Inc. (“VLI”). Since 2006, VLI incurred operating results that were consistently below expected results. The loss of certain major customers and the reduction in the amounts of orders received from other large customers caused net revenues to decline and this business segment to report operating losses. We reported an operating loss for VLI of approximately $2.9 million for the nine months ended October 31, 2010. We reported operating losses for VLI of approximately $2.2 million, $6.9 million and $8.9 million for the fiscal years ended January 31, 2010, 2009 and 2008, respectively, including impairment losses related to the indefinite-lived and long-lived assets of approximately $2.0 million and $6.8 million for the fiscal years ended January 31, 2009 and 2008, respectively.
On March 11, 2011, we completed the sale of substantially all of the assets of VLI to an unrelated company. The asset sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by the purchaser of certain trade payables, accrued expenses and remaining obligations under VLI’s facility leases. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI will be paid from the escrow amount (i) the cost of all closing inventory sold, used or consumed within nine months of the closing, and (ii) the amounts of all accounts receivable of VLI that are collected by September 30, 2011. After September 30, 2011, all uncollected accounts receivable will be returned to VLI. At the end of nine months of the closing, all money still held in the escrow account will be returned to the purchaser.
The assets and liabilities of VLI are classified as held for sale and the financial results of VLI have been presented as discontinued operations in the accompanying consolidated financial statements.
Holding Company Structure
Argan was organized as a Delaware corporation in May 1961. We intend to make additional acquisitions and/or investments by identifying companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cash flows for the Company and value for our stockholders. Argan is a holding company with no operations other than its continuing investments in GPS and SMC. At January 31, 2011, there were no restrictions with respect to inter-company payments to Argan by GPS, SMC or VLI.
Acquisition of Gemma Power Systems, LLC and its Affiliates
We acquired GPS on December 8, 2006. The results of operations of GPS have been included in our consolidated financial statements since the date of the acquisition. The acquisition purchase price was $33.1 million, consisting of $12.9 million in cash and $20.2 million from the issuance of approximately 3,667,000 shares of our common stock. The purchase price was funded, in part, by an $8.0 million, secured, 4-year term loan. In addition, we raised $10.7 million through the private offering of approximately 2,853,000 shares of our common stock at a purchase price of $3.75 per share as discussed below. Pursuant to the acquisition agreement, $12.0 million in cash was deposited into an escrow account. Of this amount, $10.0 million secured a letter of credit supporting the issuance of bonding. Over the past two years, the escrowed amounts have been released to us as the bonding company reduced, and then eliminated, its security requirements. Pursuant to the terms of the acquisition agreement, payment of the remaining escrowed amount of $2.0 million was subsequently made to the former owners of GPS based on the financial performance of GPS for the twelve months ended December 31, 2007.

Financing Arrangements
We have financing arrangements with Bank of America (the “Bank”). The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2011, with interest at LIBOR plus 2.25%. There were no borrowed amounts outstanding under the revolving loan arrangement as of January 31, 2011. We may obtain standby letters of credit from the Bank in the ordinary course of business not to exceed $10.0 million. We expect that we will succeed in obtaining a renewal of the revolving loan at the expiration of the current term.
The amended financing arrangements also covered term loans in the amounts of $8.0 million and $1.5 million, with interest at LIBOR plus 3.25%, that were repaid during the years ended January 31, 2011 and 2010, respectively. We used the funds borrowed from the Bank in the acquisition of GPS and for the retirement of certain debt assumed in connection with the acquisition of VLI.
The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends (using a rolling 12-month period) including covenants that (1) the ratio of total funded debt to EBITDA not exceed 2 to 1, (2) the fixed charge coverage ratio be not less than 1.25 to 1, and (3) the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent is required for acquisitions and divestitures. We have pledged the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. We believe that the Company will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of all outstanding senior debt. At January 31, 2011, the Company was in compliance with the financial covenants of its amended financing arrangements.
Power Industry Services
The extensive design, construction, start-up and operating experience of our power industry services business has grown with the completion of projects for more than 70 facilities representing nearly 10,000 megawatts (“MW”) of power-generating capacity. Power projects have included combined-cycle cogeneration facilities, electricity peaking plants, boiler plant construction and renovation efforts, and utility system maintenance. We have also broadened our experience into the growing renewable energy industry by providing engineering, procurement and construction services to the owners of wind plants and other alternative power energy facilities. The durations of our construction projects may extend to three years. During the past two years, we completed construction of a natural gas-fired power plant in California, two biodiesel production plants in Texas and wind-energy farms in Washington and Illinois. The net revenues of GPS, which represent our power industry services business segment, were $174.9 million for the fiscal year ended January 31, 2011, or approximately 96% of our consolidated net revenues from continuing operations for the year.
GPS has signed an engineering, procurement and construction agreement with Competitive Power Ventures, Inc. (“CPV”) and received a limited notice to proceed on the design and preconstruction planning for the Sentinel Power Project. This project, currently valued in excess of $220 million, consists of eight simple cycle gas-fired peaking plants with a total power rating of 800 megawatts to be located in Southern California. The project is currently expected to be completed during the fiscal year ending January 31, 2013. We understand that CPV recently completed the negotiation of a power supply agreement with Southern California Edison.
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
In June 2008, GPS entered into a business partnership with a wind-energy project development firm for the design and construction of wind-energy farms located in the United States and Canada. The business partners each owned 50% of the new company, Gemma Renewable Power, LLC (“GRP”). In December 2009, GPS acquired the other 50% ownership interest from its former partner and GRP became a wholly-owned subsidiary of the Company. GRP provides engineering, procurement and construction services for new wind farms generating electrical power, including the design and construction of roads, foundations, and electrical collection systems, as well as the erection of towers, turbines and blades. During the year ended January 31, 2010, GRP completed a wind-farm expansion project in Illinois with a contract value of approximately $47 million and was awarded a contract for the design, engineering and construction of a 90 megawatt wind energy project in Kittitas County, Washington, including the installation of sixty (60) wind turbines with a value of approximately $33 million. The latter project was completed during the fiscal year ended January 31, 2011. In November 2010, we announced that GRP had a signed a contract valued in the amount of approximately $51 million with a subsidiary of the wind-energy development firm referenced above for the construction of a wind energy farm in Henry County, Illinois. This project, covering the installation of up to 134 wind turbines, is anticipated to be completed in the first quarter of 2012. GRP will provide design services and construction of roads, foundations, and electrical collection systems in addition to erecting towers, turbines, and blades.

During the year ended January 31, 2011, we signed a construction and start-up services contract, now valued at approximately $56 million, for the construction of a 200 megawatt peaking power plant in Connecticut and received the related full notice-to-proceed. The completion of the project, which includes the installation of four gas turbines with ancillary equipment and systems, is expected to occur during the second quarter of fiscal year 2012.
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
Competition
GPS competes with numerous large and well capitalized private and public firms in the construction and engineering services industry. These competitors include SNC-Lavalin Group, Inc., a diversified Canadian construction and engineering firm with over 23,000 employees generating over $6.1 billion in annual revenues; CH2M HILL Companies, Ltd., a worldwide professional engineering services firm with approximately 23,000 employees and with annual revenues of approximately $5.4 billion; Foster Wheeler AG, an international provider of engineering and construction services and steam generation products with over 12,000 employees and with annual revenues exceeding $4.0 billion; Shaw Group Inc., a diversified firm with approximately 27,000 employees providing consulting, engineering, construction and facilities management services and with annual revenues of approximately $7.0 billion; and Fluor Corporation, an international engineering, procurement, construction and maintenance company with over 39,000 employees and approximately $20.8 billion in annual revenues. Other large competitors in this industry include Fagan Inc., Granite Construction Incorporated and business units of URS Corporation and EMCOR Group, Inc. GPS also may compete with regional construction services companies in the markets where projects are located.
In order to compete with these firms, we intend to emphasize our expertise in the alternative fuel industry as well as our proven track record developing facilities and services for traditional power energy systems. Our extensive experience includes the completion of gas and oil-fired combined cycle plants, wood/coal-fired plants, waste-to-energy plants, wind plants and biomass process facilities, all performed on an engineering, procurement, and construction (“EPC”) basis. GPS provides a full range of development, consulting, engineering, procurement, construction, commissioning and maintenance services to project owners. We are able to react quickly to their requirements while bringing a strong, experienced team to help navigate through difficult technical, scheduling and construction issues. We believe that we are uniquely positioned to assist in the development and delivery of innovative renewable energy solutions as world energy needs grow and efforts to combat global warming increase.
Customers
GPS recognized approximately 59% and 96% of its net revenues for the fiscal years ended January 31, 2011 and 2010, respectively, under a contract with Pacific Gas & Electric Company for the construction of a gas-fired power plant in California. The net revenues associated with this customer represented approximately 56% and 93% of our consolidated net revenues from continuing operations for the fiscal years ended January 31, 2011 and 2010, respectively. Two other significant customers of the power industry services business, GenConn Middletown, LLC and Invenergy Wind Management, LLC, provided approximately 23% and 17% of the net revenues of this business segment for the current year, which represented approximately 22% and 17% of our consolidated net revenues from continuing operations for the current year.

Contract Backlog
Contract backlog represents the total accumulated value of projects awarded less the amount of net revenue recognized to date on contracts at a specific point in time. We believe contract backlog is an indicator of future net revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and the future revenues of GPS. At January 31, 2011, the Company had power industry service contracts for the construction of three facilities, representing a total contract backlog of $291 million compared to a total contract backlog of $300 million at January 31, 2010.
Regulation
Our power industry service operations are subject to various federal, state and local laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement and security clearance requirements on government projects. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that we have all the licenses required to conduct our current operations and that we are in substantial compliance with applicable regulatory requirements.
Telecommunications Infrastructure Services
Through SMC, we provide comprehensive technology wiring and utility construction solutions to customers in the mid-Atlantic region. We perform both inside plant and outside plant cabling services including the structuring, cabling, terminations and connectivity that provide the physical transport for high speed data, voice, video and security networks. The net revenues of SMC, which represents our telecommunications infrastructure services business segment, were $7.7 million for the fiscal year ended January 31, 2011, or approximately 4% of our consolidated net revenues from continuing operations for the current year.
The wide range of inside plant and premises wiring services that we provide to our customers include AutoCAD design; cable installation; equipment room and telecom closet design and build-out; data rack and cabinet installation; raceway design and installation; and cable identification, testing, labeling and documentation for copper, fiber optic and coax cable systems. These services are provided primarily to federal government facilities, including cleared facilities, on a direct and subcontract basis. Such facilities typically require regular upgrades to their wiring systems in order to accommodate improvements in security, telecommunications and network capabilities.
Services provided to our outside premises customers include trenchless directional boring and excavation for underground communication and power networks, aerial cabling services, and the installation of buried cable, high and low voltage electric lines, and private area outdoor lighting systems. Our sophisticated directional boring system is electronically guided and can place underground networks of various sizes with little or no restoration required. We use our equipment and experienced personnel to perform the trenching, plowing and back-hoeing for underground networks, to complete the installation of a variety of network structures, and to restore work sites. We utilize aerial bucket trucks, digger derrick trucks and experienced personnel to complete a variety of aerial projects. The outside premises services are primarily provided to regional communications service providers, electric utilities and other commercial customers.
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
Raw Materials
Generally, our telecommunications infrastructure services customers supply most or all of the materials required for a particular job and we provide the personnel, tools and equipment to perform the installation, maintenance or repair services. However, for certain projects, we may supply part or all of the materials required. In these instances, we are not dependent upon any one source for the materials that we customarily utilize to complete projects. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.
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

Customers
The most significant customers of SMC for the fiscal year ended January 31, 2011 included a prime government services contractor and a local electricity cooperative. In total, SMC recognized approximately 53% of its net revenues for the fiscal year ended January 31, 2011 under contracts with these two customers. However, none of SMC’s customers accounted for net revenues in excess of 10% of our consolidated net revenues for the fiscal years ended January 31, 2011 or 2010. Historically, a major portion of SMC’s revenue-producing activity each year is performed pursuant to work orders authorized by customers under master agreements with its major customers. Near the end of our fiscal year ended January 31, 2010, we lost the business with the regional telephone company as our master agreement expired without renewal. Approximately 18% of SMC’s net revenues last year was derived from projects performed for this customer. During the current year, the prime contract that our customer had with the federal government expired pursuant to which we performed inside services at various government installations throughout our region. The net revenues provided by this customer represented approximately 28% and 34% of SMC’s net revenues for the years ended January 31, 2011 and 2010, respectively.
A significant challenge for SMC is the replacement of the business provided under the master agreements that did not renew. SMC has had a certain amount of success in obtaining projects from new customers over the past twelve months in the midst of a very difficult economic environment. SMC’s business plan for the fiscal year ending January 31, 2012 is based on the continuation of aggressive bid and proposal efforts resulting in the addition of new business. However, despite our business development efforts, we cannot provide assurance that SMC will maintain its current level of net revenues for the fiscal year ending January 31, 2012.
Contract Backlog
As referenced above, a substantial number of the projects completed for SMECO, EDS and Verizon have been completed under the terms of master agreements that include pre-negotiated labor rates or line item prices. At January, 31, 2011 and 2010, the estimated values of unfulfilled work orders, open customer purchase orders and projects expected to be completed under current contracts were approximately $2.8 million and $1.9 million, respectively.
Regulation
Our telecommunications infrastructure services operations are also subject to various federal, state and local laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement and security clearance requirements on government projects. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that SMC has all the licenses required to provide its services within the region it typically conducts operations, and that we are in substantial compliance with applicable regulatory requirements. Our failure to comply with applicable regulations could result in substantial fines or revocation of our operating licenses.
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
Contracts in the power and telecommunication infrastructure services industries may require performance bonds or other means of financial assurance to secure contractual performance. If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers. Under current arrangements, our Bank has committed to provide us with up to $10.0 million in irrevocable standby letters of credit, if needed, as collateral to support future bonding commitments.

Employees
The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. In addition, for the construction of specific power facilities, we may employ union craft workers. At January 31, 2011, we had approximately 188 employees, including 56 at VLI, all of whom were full-time. None were union members. We believe that our employee relations are good.
Materials Filed with the Securities and Exchange Commission
The public may read any materials that we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov. We maintain a website on the Internet at www.arganinc.com. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.
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
Our customers may be impacted by the weak economic recovery in the United States from a depressed housing market, constraints in the credit market and high unemployment. They may delay, curtail or cancel proposed and existing projects; thus decreasing the overall demand for our services and adversely impacting our liquidity. In addition, project owners may continue to experience difficulty in raising capital for the construction of power-generation plants and renewable fuel production facilities due to substantial limitations on the availability of credit and other uncertainties in the credit markets. Customers may be reluctant to establish new supply relationships as the condition of the economy causes demand for their products to be weak. In general, if overall economic conditions do not improve steadily, the demand for our products and services may be adversely affected.
We may be unable to maintain our profitability.
Due primarily to the favorable operating results of GPS, we have generated income from continuing operations for three consecutive years — the fiscal years ended January 31, 2009, 2010 and 2011. As described in the risks presented below, our ability to maintain profitable continuing operations depends on many factors including the ability of the power services business segment to continue to obtain new construction projects and to complete its projects successfully. A substantial decline in the net revenues of GPS could have a material adverse effect on our ability to achieve net income in the future.
Our dependence on one or a few customers could adversely affect us.
The size of the energy plant construction projects of our power industry services segment frequently results in a limited number of projects contributing a substantial portion of our consolidated net revenues as described in Note 16 to our consolidated financial statements. Should we fail to replace projects that are completed by GPS with new projects, future net revenues and profits may be adversely affected.
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
From time to time, we, our directors and/or certain of our current officers are named as a party to lawsuits. A discussion of our significant lawsuits appears in Item 3 of this Annual Report on Form 10-K and Note 12 to our consolidated financial statements. It is not possible at this time to predict the likely outcome of these actions with certainty, and an adverse result in any of these lawsuits could have a material adverse effect on us. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could adversely affect our financial condition, results of operations or cash flows.

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
We are a holding company with no operations other than our investments in GPS and SMC. The successful execution of our overall business plan could be based, in part, on our making additional acquisitions and/or investments that would provide positive cash flow to us and value to our stockholders. Additional companies meeting these criteria and that provide products and/or services to growth industries and are available for purchase at attractive prices may be difficult to find. Further, efforts to conduct due diligence investigations of attractive target companies and to negotiate acquisition and related agreements may not be successful.
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
When we acquire a business, we record goodwill equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the net assets of the acquired business. Generally accepted accounting principles require that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. The balances of goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead must be tested at least annually for impairment. The amounts of intangible assets that do have finite lives are amortized over their useful lives. However, should poor performance or other conditions indicate that the carrying value of a business or long-lived asset may have suffered impairment, a determination of fair value is required to be performed in the period that such conditions are noted. If the carrying value of a business or of an individual purchased intangible asset is found to exceed the corresponding fair value, an impairment loss is recorded. The aggregate carrying amount of goodwill, other purchased intangible assets with indefinite lives and long lived purchased intangible assets included in our consolidated balance sheet as of January 31, 2011 was approximately $21.4 million, or approximately 16.4% of total consolidated assets and 21.9% of consolidated net assets.
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
To prepare consolidated financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. For example, we may recognize revenue over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:
•	the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims;

•	the valuation of assets acquired and liabilities assumed in connection with business combinations;

•	the value of goodwill and recoverability of other purchased intangible assets;

•	provisions for income taxes and related valuation allowances;

•	accruals for estimated liabilities, including litigation reserves;

•	provisions for uncollectible receivables and recoveries of costs from subcontractors, vendors and others; and

•	the valuation of stock-based compensation expense.
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
Terrorist attacks could negatively impact the economy in the United States and the markets in which we operate.
Terrorist attacks, like those that occurred on September 11, 2001, have contributed to economic instability in the United States. Future acts of terrorism, violence or war could affect the markets in which we operate, our business and our expectations. Armed hostilities may increase, or terrorist attacks, or responses from the United States, may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. These attacks or armed conflicts may affect our operations or those of our customers or suppliers and could impact our net revenues, our production capability and our ability to complete contracts in a timely manner.
If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Implementing changes to our internal controls required compliance training of our officers and employees. Over the last three years, substantial costs have been incurred and significant efforts have been expended in order to evaluate, test and remediate our internal controls over financial reporting. We cannot be certain that these measures and future measures will ensure that we will successfully implement and maintain adequate controls over our financial reporting processes and related reporting requirements. Any failure to implement required new or improved controls or difficulties encountered in their implementation could affect our operating results or cause us to fail to meet our reporting obligations and could result in a breach of a covenant in our Bank financing arrangements in future periods. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our common stock.

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
The operations of our power industry services business conducted by GPS represent a significant portion of our net revenues and profits. The net revenues of this business segment were $174.9 million for the fiscal year ended January 31, 2011, representing 96% of consolidated net revenues from continuing operations. Income from these operations for the current fiscal year was $21.6 million. Consolidated income from continuing operations (before income taxes) for the current year was $17.0 million, reduced primarily by our corporate and public company expenses. Our inability to successfully manage and grow our power industry services business will adversely affect our consolidated operating results and financial condition.
Our backlog is subject to unexpected adjustments, delays and cancellations, and may be an uncertain indicator of future net revenues.
Projects awarded to us may remain included in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog that could reduce the dollar amount of our backlog and the net revenues and profits that we actually earn. We cannot guarantee that the net revenues projected based on our backlog at January 31, 2011 will be realized or will result in profitable operating results.
At January 31, 2011, our construction contract backlog was approximately $291 million including approximately $224 million related to a project to construct an eight-unit simple cycle peaking power generation facility in Southern California that was awarded to GPS by developer of power facilities in July 2008, over two years ago. During the fourth quarter of the current year, the California Energy Commission approved the construction of this power plant and the customer informed us of the signing of a power purchase agreement. Subsequent to the end of the current fiscal year, GPS completed renegotiations, and signed an amended engineering, procurement and construction contract with the project owner. Although our expectation is that we will eventually be provided with a full notice to proceed for this project, we do not know when that will occur. Should construction work on this project not commence in the second quarter of fiscal year 2012 as we expect, our results of operations and financial condition may be adversely affected, perhaps in a material way.
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
At any time, GPS has a limited number of construction contracts. For example, one customer represented approximately 59% and 96% of the net revenues of the power industry services business for the fiscal years ended January 31, 2011 and 2010, respectively. Should any unexpected suspension, termination or delay of the work under such contracts occur, our results of operations may be materially and adversely affected.
The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.
We engage in engineering and construction activities for large energy plant facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in clients, subcontractors and vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business.
Note 12 to our accompanying consolidated financial statements describes a matter which includes a claim in the approximate amount of $6.8 million that a subcontractor has made against a payment bond issued on our behalf related to a cancelled construction project. Assurance cannot be provided that we will be successful in defending against this claim. It is reasonably possible that resolution of the matters discussed above could occur in a manner or with a decision unfavorable to us. Any resulting loss could have a material negative affect on our consolidated results of operations in a future reporting period. No provision for loss, if any, has been recorded in the consolidated financial statements related to this matter as of January 31, 2011. If new facts become known in the future indicating that it is probable that a loss has been incurred by us and the amount of loss can be reasonably estimated by us, the impact of the change will be reflected in the consolidated financial statements at that time.
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
Much of the work performed under our energy plant construction contracts is actually performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment included in an energy project and most of the materials (including concrete and steel) used in our construction projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially when we are operating under a lump sum or a fixed-price type construction contract, we may suffer losses on these contracts. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to source these supplies, equipment or services on a delayed basis or at a higher price than anticipated which could impact contract profitability in an adverse manner.

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
The inability of our customers to receive or to avoid delay in receiving the applicable regulatory and environmental approvals relating to projects may result in lost or postponed net revenues for us.
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
Under our accounting procedures, we measure and recognize a large portion of our net revenues under the percentage-of-completion accounting methodology. This methodology allows us to recognize net revenues and contract profits ratably over the life of a contract by comparing the amount of the costs incurred to date against the total amount of costs expected to be incurred. The effects of revisions to net revenues and estimated costs are recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. Given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded net revenues and profits.
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

Specific Risks Relating to Our Telecommunications Infrastructure Services Business
Failure to replace significant customers could adversely affect our SMC business.
Historically, significant portions of the net revenues of SMC have been provided by a few major customers under long-term master service-type contracts. Near the end of our fiscal year ended January 31, 2010, we lost the business with Verizon as our master agreement expired without renewal. Approximately 18% of SMC’s net revenues last year was derived from projects performed for Verizon. During the current year, the prime contract that EDS had with the federal government expired pursuant to which we performed inside services at various government installations throughout the mid-Atlantic region. The net revenues provided by EDS represented approximately 28% and 34% of SMC’s net revenues for the years ended January 31, 2011 and 2010, respectively.
A significant challenge for SMC is the replacement of the lost business provided under the arrangements with Verizon and EDS. SMC has had a certain amount of success in obtaining projects from new customers over the past twelve months and in the midst of a very difficult economic environment. SMC’s business plan for the fiscal year ending January 31, 2012 is based on the continuation of aggressive bid and proposal efforts resulting in the addition of new business. However, despite our business development efforts, we cannot provide assurance that SMC will maintain its current level of net revenues for the fiscal year ending January 31, 2012.
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
A significant portion of our business involves providing services, directly or indirectly as a subcontractor, to the federal government under government contracts. The federal government may limit the competitive bidding on any contract under a small business or minority set-aside, in which bidding is limited to companies meeting the criteria for a small business or minority business, respectively, which may exclude us from consideration.
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
We provide, either directly as a contractor or indirectly as a sub-contractor, products and services to the federal government under government contracts. United States government contracts and related customer orders subject us to various laws and regulations governing federal government contractors and subcontractors, which generally are more restrictive than for non-government contractors. These include subjecting us to examinations by government auditors and investigators, from time to time, to ensure compliance and to review costs. Violations may result in costs disallowed, and substantial civil or criminal liabilities (including, in severe cases, denial of future contracts). A loss or interruption in our ability to perform work for the federal government could have a material adverse effect on our business.
Risks Relating to Our Securities
Our acquisition strategy may result in dilution to our stockholders.
Our business strategy calls for the strategic acquisition of other businesses. In connection with our acquisition of GPS, among other consideration, we issued approximately 3,667,000 shares of our common stock to the sellers of the business. In addition, we issued approximately 2,853,000 shares of our common stock in our December 2006 private placement. The proceeds from this offering were used in funding the cash consideration portion of the purchase price of GPS. In July 2008, we issued 2,200,000 shares in a private placement transaction. In the aggregate, the number of shares issued pursuant to these transactions represents approximately 64% of our outstanding shares of common stock as of January 31, 2011. We anticipate that future acquisitions will require cash and issuances of our capital stock, including our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings.
Our officers, directors and certain key employees have substantial control over Argan, Inc.
As of January 31, 2011, our executive officers and directors as a group owned approximately 24% of our voting shares giving effect to an aggregate of 455,224 shares of common stock that may be purchased upon the exercise of warrants and stock options held by our executive officers and directors (and deemed exercisable at January 31, 2011), 1,363,270 shares beneficially held in the name of MSR Advisors, Inc. and affiliates for which one of our directors is President, and 1,256,839 shares beneficially owned by William F. Griffin, Jr. (a former owner of GPS). An additional 4% of the outstanding shares are controlled by Allen & Company entities “Allen.” One of our independent directors is an officer of Allen. This small group of stockholders may have significant influence over corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may substantially influence the election of directors and other actions requiring stockholder approval.
A major portion of our outstanding shares of common stock is owned by a small number of stockholders.
As of January 31, 2011, four unaffiliated stockholders owned over 60% of our voting shares in total. The individual beneficial ownership percentages as of January 31, 2011 were 34%, 12%, 8% and 6%, respectively. Therefore, this small group of stockholders may have significant influence over corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may substantially influence the election of directors and other actions requiring stockholder approval.
As our common stock is thinly traded, the stock price may be volatile and investors may have difficulty disposing of their investments at prevailing market prices.
In August 2007, our common stock was approved for listing on the NYSE Amex stock exchange (formerly the American Stock Exchange) and commenced trading under the symbol AGX. Despite the listing on the larger stock exchange, our common stock remains thinly and sporadically traded and no assurances can be given that a larger market will ever develop, or if developed, that it will be maintained.

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
We occupy our corporate headquarters in Rockville, Maryland, under a lease that expires on February 28, 2014 covering 2,521 square feet of office space. The headquarters of GPS, located in Glastonbury, Connecticut, is occupied pursuant to a lease that expires in October 2012 and that covers 8,304 square feet of office space. The offices of GRP, a wholly-owned subsidiary of GPS, are occupied pursuant to a lease that expires in September 2011 covering 4,412 square feet of office space located in Rocky Hill, Connecticut. SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expires on December 31, 2011 and that includes extension options available through December 31, 2019. The SMC facility includes approximately four acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. SMC also utilizes one storage and staging lot in St. Mary’s County, Maryland, under a lease with a current term that expires in December 2011 and an option to extend the lease through December 2014.
The operations of GPS and SMC in the field may require us to occupy additional facilities for staging or on customer premises or job sites. Accordingly, we may rent local construction offices and equipment storage yards under arrangements that are temporary or short-term in nature. These costs are expensed as incurred and are included in cost of revenues.

ITEM 3.	LEGAL PROCEEDINGS.
In the normal course of business, we have pending claims and legal proceedings against us. In our opinion, based on information available at this time, we do not believe that any of the current claims and proceedings may have a material effect on our consolidated financial statements other than the matters discussed below.

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
Delta-T Corporation (“Delta-T”) was a major subcontractor to GPS on the Project. In January 2009, GPS and Delta-T executed a Project Close-Out Agreement (the “Close-Out”) which settled all contract claims between the parties and included a settlement payment in the amount of $3.5 million that GPS made to Delta-T. In the Close-Out, Delta-T also agreed to prosecute any lien claims against Altra, to assign to GPS the first $3.5 million of any resulting proceeds and to indemnify and defend any claims against GPS related to the Project. In addition, GPS received a guarantee from Delta-T’s parent company in support of the indemnification commitment.
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
We intend to pursue vigorously our lien claim against the Altra project, to defend this matter for the surety company, to investigate the inclusion of the $2.3 million applied to other projects in the Judgment Award, to demand that Delta-T satisfy its obligations under the Close Out, and/or to enforce the guarantee provided to GPS by Delta-T’s parent company. Due to the early stages of these legal proceedings, we cannot provide assurance that we will be successful in these efforts. It is reasonably possible that resolution of the matters discussed above could result in a loss with a material negative effect on our consolidated operating results in a future reporting period. However, at this time, we cannot make an estimate of the amount or range of loss, if any, related to these matters. No provision for loss has been recorded in the consolidated financial statements as of January 31, 2011 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of loss can be reasonably estimated by GPS, the impact of the change will be reflected in the consolidated financial statements at that time.
Tampa Bay Nutraceutical Company
On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel; (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $42 million. Depositions are ongoing. We are vigorously defending this litigation. Although we believe that the Company has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of potential damages, if any, at this stage of the litigation. The ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a future reporting period.
Beveragette Ventures LLC
In response to VLI’s lawsuit filed against Beveragette Ventures LLC (“Beveragette”), representing a claim for unpaid invoices, Beveragette, a former customer, filed a counterclaim in the United States District Court for the Middle District of Florida, Fort Myers Division, against VLI on or about September 23, 2010. The causes of action related to orders for product issued by Beveragette to VLI in 2009 and were based on a series of allegations including breach of contract by VLI. Beveragette claimed that it suffered damages in excess of $4 million as a result of lost sales due to the supply by VLI of non-conforming product and also sought punitive damages. In December 2010, the parties settled this matter, with VLI making a settlement payment in the amount of $65,000, and provided each other with a full and final release of all claims. As a result, each lawsuit has been dismissed with prejudice.

ITEM 4.	[REMOVED AND RESERVED]
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
In August 2007, our common stock was approved for listing on the NYSE Amex stock exchange (formerly the American Stock Exchange) and commenced trading under the symbol AGX. The table below sets forth the high and low closing prices for our common stock on the NYSE Amex stock exchange for our quarters during the fiscal years ended January 31, 2010 and 2011.

	High	Low
	Close	Close

Fiscal Year Ended January 31, 2010
1st Quarter	$15.15	$11.37
2nd Quarter	16.00	11.65
3rd Quarter	14.88	12.11
4th Quarter	14.70	12.00

Fiscal Year Ended January 31, 2011
1st Quarter	$16.10	$10.67
2nd Quarter	11.39	8.32
3rd Quarter	10.18	7.47
4th Quarter	10.01	8.31

Fiscal Year Ending January 31, 2012
1st Quarter (through April 1, 2011)	$9.61	$8.32
As of April 1, 2011, we had approximately 145 stockholders of record.
To date, we have not declared or paid cash dividends to our stockholders. We have no plans to declare and pay cash dividends in the near future as we plan to use the Company’s working capital in growing our business operations.
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
In connection with the Company’s private placement offering of our common stock that occurred in April 2003, we also issued warrants to purchase 230,000 shares of common stock to various parties. Included were (1) warrants to purchase an aggregate of 180,000 shares of common stock that were issued to three individuals (including the current CEO and CFO) who became executive officers of the Company upon completion of the offering, and (2) warrants to purchase 50,000 shares of common stock that were issued to MSR Advisors, Inc. (one of the members of our Board of Directors is the President of MSR Advisors, Inc.). The purchase price per share of common stock under all of these warrants is $7.75 and the warrants expire in December 2012. As of January 31, 2011, warrants to purchase 163,000 shares of common stock were outstanding.

Equity Compensation Plan Information
The following table sets forth certain information, as of January 31, 2011, concerning securities authorized for issuance under warrants and options to purchase our common stock.

	Number of	Weighted	Number of
	Securities	Average Exercise	Securities
	Issuable under	Price of	Remaining
	Outstanding	Outstanding	Available for
	Warrants and	Warrants and	Future Issuance
	Options	Options	(2)
Equity Compensation Plans Approved by the Stockholders (1)	675,724	$11.29	208,750

Equity Compensation Plans Not Approved by the Stockholders	—	—	—

Totals	675,724	$11.29	208,750

(1)
Approved plans include the Company’s 2001 Stock Option Plan (“the “Option Plan”). As of January 31, 2011, a total of 1,150,000 shares of our common stock had been authorized for issuance under the Option Plan by the stockholders.

(2)	Excludes the number of securities reflected in the first column of this table.
Recent Sales of Unregistered Securities
None.

ITEM 6.	SELECTED FINANCIAL DATA
Not required for companies permitted to use the scaled disclosures for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2011, and the results of their operations for the years ended January 31, 2011 and 2010, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K (the “2011 Annual Report”).
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this 2011 Annual Report that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future net revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2011 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Introduction
Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts continuing operations through our wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) that we acquired in December 2006, and Southern Maryland Cable, Inc. (“SMC”) that we acquired in July 2003. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment — power industry services and telecommunications infrastructure services, respectively.
Overview and Outlook
For the fiscal year ended January 31, 2011, consolidated net revenues from continuing operations were $182.6 million, which represented a decrease of $35.7 million, or 16.4%, from consolidated net revenues from continuing operations of $218.3 million for the fiscal year ended January 31, 2010. Despite the decline between years in consolidated net revenues, income from continuing operations for the year ended January 31, 2011 was $10.0 million, or $0.73 per diluted share, compared with income from continuing operations of $8.3 million, or $0.60 per diluted share, for the year ended January 31, 2010.
The decrease in consolidated net revenues for the year ended January 31, 2011, compared with the consolidated net revenues for the prior year, was due primarily to a decrease of 16.6% in the net revenues of the power industry services business, which represented 96% of consolidated net revenues from continuing operations for the current year. However, the gross profit of the power industry services segment increased by $7.1 million to $28.0 million, or 34.2%, for the current year compared with the amount of gross profit last year. This increase was offset slightly by a decline of $727,000 in the profitability of the telecommunications infrastructure services businesses. Last year’s results included income related to the unconsolidated subsidiary in the total amount of $2.2 million. As a result, income from continuing operations before income taxes increased by $4.2 million to $17.0 million for the year ended January 31, 2011 from $12.8 million for the year ended January 31, 2010.
The cash and cash equivalents increased by $17.1 million during the current year to $83.3 million at January 31, 2011. Our operating activities from continuing operations provided $22.2 million of cash including income from continuing operations in the amount of $10.0 million, noncash charges in the amount of $2.9 million and a net favorable change in working capital accounts in the amount of $9.3 million. We used cash in discontinued operations of approximately $2.9 million. We also used cash in the total amount of $2.3 million to retire our bank debt and to make capital expenditures.

At January 31, 2011, the value of our construction contract backlog was $291 million compared with a backlog value of $300 million as of January 31, 2010. During the current year, we signed a construction and start-up services contract, now valued at approximately $56 million, for the construction of a 200 megawatt peaking power plant in Connecticut and received the related full notice-to-proceed. The completion of the project, which includes the installation of four gas turbines with ancillary equipment and systems, is expected to occur during the second quarter of fiscal year 2012. During the current year, the Company also was awarded a contract, valued at approximately $51 million, by a wind-energy power project development firm for the design and construction of a 200 megawatt wind energy project in Henry County, Illinois. The scope of this project includes the design and construction of roads, foundations, and electrical collection systems in addition to erecting one hundred thirty-four (134) sets of towers, turbines, and blades. This project has a planned completion date in the first quarter of 2012. During the current year, we substantially completed the construction of a gas-fired power plant in northern California that represented approximately $60 million in contract backlog at January 31, 2010.
The renegotiation of our engineering, procurement and construction contract for the construction of a gas-fired electricity peaking facility in Southern California added in excess of $10 million to the total value of our backlog. Substantial commencement of this project is expected to occur in the second quarter of fiscal year 2012. This project was awarded to us over two years ago. During the fourth quarter of the current year, the California Energy Commission approved the construction of this power plant and the customer informed us of the signing of a power purchase agreement. Although our expectation is that we will be provided with full notice to proceed for this project, we do not know when that will occur. Should construction work on this project not commence soon, our results of operations for fiscal year 2012 may be adversely affected, perhaps in a material way. We cannot provide assurance that the future net revenues associated with this project will ever be recognized.
Current economic conditions in the United States, which reflect a weak recovery from the recession and continued disruptions in the credit markets, are likely to adversely affect us through at least a large portion of next year, particularly if the depressed state of the construction industry is prolonged or if the continuing government efforts to stabilize financial institutions, to restore order to credit markets, to stimulate spending and to reduce high unemployment are not effective. The current instability in the financial markets may continue to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. As a result, we may encounter deferrals, delays and cancellations related to new construction projects in the future which could result in a decrease in the overall demand for our services. In addition, we may encounter requirements in the future to make investments in a new project as a condition of EPC contract award. The sharp reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment. Many known competitors are reducing prices, willing to sacrifice margin in order to keep work crews busy. Other construction companies are entering our sector of the industry looking for new work at low margins. If we are unsuccessful in continuing to add projects to our backlog, our results of operations for the year ending January 31, 2012 may be adversely affected and our financial condition may be weakened. These uncertain economic conditions are impairing our visibility to an unusual degree.
The expected current year increase in momentum towards more environmentally friendly power generation facilities has not occurred. The federal government has also failed to enact comprehensive energy legislation, including incentives for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. This appears even less likely for the foreseeable future with the recent change in the majority control of the U.S. House of Representatives. The majority political party does not support federal government subsidies and incentives for the development of sources of renewable power. Although certain coal-fired power plants have been shut down, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth. In addition, with the fate of renewable energy tax incentives unknown, potential energy project developers and investors are hesitant to make commitments related to new renewable energy generation facilities.
An effect of the recession was a two-year decline in the demand for power in the United States, the first time this occurred in more than a century. It will likely take at least several years for power consumption to reach 2007 peak levels. As a result, existing power plants will continue to operate with spare capacity to produce additional electricity. Despite the reductions in the demand for power, certain regions of the country continued to add power generation facilities over the last two years, wind energy facilities in particular. The combination of new power generation plants and excess generation capacity elsewhere may obviate the need to build power plants during this power demand recovery period.
Ultimately, we expect that the negative environmental impact of burning coal, concerns about the safety of nuclear power facilities and political focus on energy independence will spur the development of alternative and renewable power facilities which should result in new power facility construction opportunities for us in the future. More than half of the states have adopted formal renewable energy portfolio standards and there is federal support for infrastructure spending. These trends should also lead to additional coal plant shutdowns, and an increase in the demand for not only renewable power generation, but new gas-fired power plants as well.

We continue to observe interest in gas-fired generation as electric utilities and independent power producers look to diversify their power generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to the completion of more sizeable or controversial projects, will stimulate demand for gas-fired power plants. The current year projects in California and Connecticut, and the backlog peaking plant project referred to above, are all gas-fired electricity-generation plants. In addition, gas-fired generation of electricity has the potential to complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought on-line quickly to smooth the inherently variable generation pattern of these alternative energy sources. We would also expect power producers to increase future capital spending on gas-fired power plants to take advantage of recent lower natural gas prices and the prospect that these prices may remain stable for some time because of gas field development projects in the United States, as well as potential liquefied natural gas imports. While it is unclear what the future impact of economic conditions might have on the timing or financing of future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the United States and believe our capabilities and expertise will position us as a market leader for these projects.
In summary, it is uncertain what impacts the general economic conditions and the aftereffects of the financial/credit crisis in the United States may ultimately have on our business. We are focused on the effective and efficient completion of our current construction projects and the control of costs, which resulted in favorable profit and cash flow results for the current year. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects. This approach may result in a low volume of new business bookings until the demand for new power generation facilities and the other construction industry sectors recover fully. In the meantime, we will conserve cash and strive to maintain an overall strong balance sheet.
We remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions. However, such forward-looking statements, by their nature, involve risks and uncertainties, and they should be considered in conjunction with the risk factors included elsewhere in this 2011 Annual Report.
Discontinued Operations
In December 2010, our Board of Directors approved management’s plan to dispose of the operations of the nutritional products line of business conducted by its wholly-owned subsidiary, Vitarich Laboratories, Inc. (“VLI”). Since 2006, VLI incurred operating results that were consistently below expected results. The loss of certain major customers and the reduction in the amounts of orders received from other large customers caused net revenues to decline and this business segment to report operating losses. The Board of Directors considered that, despite turnaround efforts, VLI incurred an operating loss of approximately $2.9 million for the nine months ended October 31, 2010. We reported operating losses for VLI of approximately $2.2 million, $6.9 million and $8.9 million for the fiscal years ended January 31, 2010, 2009 and 2008, respectively, including impairment losses related to the indefinite-lived and long-lived assets of approximately $2.0 million and $6.8 million for the fiscal years ended January 31, 2009 and 2008, respectively.
On March 11, 2011, we completed the sale of substantially all of the assets of VLI to an unrelated company. The asset sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by the purchaser of certain trade payables, accrued expenses and remaining obligations under VLI’s facility leases. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI will be paid from the escrow amount as purchased inventory is used in production or sold and purchased accounts receivable are collected. At the end of nine months of the closing, all money still held in the escrow account will be returned to the purchaser. Including additional loss from operations, we expect the disposition to result in income (loss) from discontinued operations in the range of $700,000 loss to $300,000 income for the fiscal year ending January 31, 2012.
The assets and liabilities of VLI as of January 31, 2011 and 2010 are classified as held for sale and the financial results of VLI have been presented as discontinued operations in the accompanying consolidated financial statements. The losses from discontinued operations for the years ended January 31, 2011 and 2010 were $2.2 million, or $0.16 per diluted share, and $1.3 million, or $0.09 per diluted share, respectively. Cash used in the discontinued operations of VLI for the years ended January 31, 2011 and 2010 was $2.9 million and $2.2 million, respectively.

Comparison of the Results of Operations for the Years Ended January 31, 2011 and 2010
The following schedule compares the results of our operations for the years ended January 31, 2011 and 2010. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding year. As analyzed below the schedule, we reported net income of $7.8 million for the fiscal year ended January 31, 2011. For the fiscal year ended January 31, 2010, we reported net income of $7.0 million.

	2011		2010
Net revenues
Power industry services	$174,938,000	95.8%	$209,814,000	96.1%
Telecommunications infrastructure services	7,654,000	4.2%	8,517,000	3.9%

Net revenues	182,592,000	100.0%	218,331,000	100.0%

Cost of revenues **
Power industry services	146,976,000	84.0%	188,983,000	90.1%
Telecommunications infrastructure services	6,493,000	84.8%	6,629,000	77.8%

Cost of revenues	153,469,000	84.1%	195,612,000	89.6%

Gross profit	29,123,000	15.9%	22,719,000	10.4%
Selling, general and administrative expenses	12,129,000	6.6%	11,999,000	5.5%

	16,994,000	9.3%	10,720,000	4.9%
Interest expense	(35,000)	*	(184,000)	*
Investment income	85,000	*	108,000	*
Equity in the earnings of an unconsolidated subsidiary	—	—	1,288,000	*
Gain from bargain purchase	—	—	877,000	*

Income from continuing operations before income taxes	17,044,000	9.3%	12,809,000	5.9%
Income tax expense	7,037,000	3.8%	4,508,000	2.1%

Income from continuing operations	10,007,000	5.5%	8,301,000	3.8%
Loss from discontinued operations	2,233,000	1.2%	1,261,000	*

Net income	$7,774,000	4.3%	$7,040,000	3.2%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
The net revenues of the power industry services business decreased by $34.9 million, or 16.6%, to $174.9 million for the year ended January 31, 2011 compared with net revenues of $209.8 million for the prior year. The net revenues of this business represented approximately 96% of consolidated net revenues from continuing operations for both the year ended January 31, 2011 and the year ended January 31, 2010.
The operating results of the power industry services segment for the current fiscal year reflected a decline in activity on this segment’s largest current project as it moved into the commissioning phase. Net revenues related to this project, a gas-fired power plant located in Southern California, represented 58.9% and 56.5% of power industry services net revenues and consolidated net revenues from continuing operations for the current year, respectively, and was substantially completed at January 31, 2011. A year ago, the net revenues related to this project represented 96.2% and 92.4% of segment net revenues and consolidated net revenues from continuing operations, respectively. Construction activity on the gas-fired peaking plant under construction in Connecticut provided net revenues representing 23.4% and 22.4% of power industry services net revenues and consolidated net revenues from continuing operations for the current year, respectively. Construction activities related to wind-energy farms provided approximately 17% of the net revenues of the segment and continuing operations for the current year.

Telecommunications Infrastructure Services
The telecommunications infrastructure services business of SMC is challenged by the depressed state of commercial and residential construction activity in the mid-Atlantic region. As a result, net revenues for the year ended January 31, 2011 decreased to $7.7 million compared with net revenues of $8.5 million for the prior year, representing a 10.1% decrease between years. The net revenues of this business represented approximately 4% of consolidated net revenues from continuing operations for the years ended January 31, 2011 and 2010.
Net revenues related to the performance of outside premises activities increased to approximately 48.9% of this segment’s business for the year ended January 31, 2011 from approximately 47.3% of this segment’s net revenues for the year ended January 31, 2010 due primarily to the amount of work performed under a contract, awarded during the current year, with a local government for the installation of battery systems designed to provide prolonged power for traffic signals during electricity outages, including material purchases, and under a subcontract for both outside and inside plant services on a large commercial building construction project. SMC also experienced an increase in net revenues from its long-time local electricity cooperative customer. We experienced an increase in the number of work orders for maintenance and repair services issued by and completed pursuant to our master agreement with this customer. As a result, this segment was able to offset substantially the effect of net revenues lost under a services contract with the regional telecommunications service provider that expired at the end of December 2009. This business represented approximately 17.7% of the net revenues of SMC for the year ended January 31, 2010.
Net revenues related to the performance of inside premises cabling activities declined by approximately 13% between years. SMC’s second largest customer had a prime contract with the federal government that expired during the current year. On a subcontractor basis for this customer, we performed inside services at various government installations throughout our region. The net revenues provided by this customer represented approximately 28.0% and 34.0% of SMC’s net revenues for the years ended January 31, 2011 and 2010, respectively.
SMC’s business plan for the new fiscal year is based on the continuation of aggressive bid and proposal efforts resulting in the addition of new business. However, despite our business development efforts, we cannot provide assurance that SMC will maintain its current level of net revenues for the fiscal year ending January 31, 2012.
Cost of Revenues
Due primarily to the decline in consolidated net revenues for the year ended January 31, 2011 compared with the year ended January 31, 2010, the consolidated cost of revenues also declined. These costs were $153.5 million and $195.6 million for the years ended January 31, 2011 and 2010, respectively, representing a decrease of approximately $42.1 million between the years, or 21.5%. The overall gross profit percentage for the current year improved to 15.9% from 10.4% last year due primarily to the change in the mix of projects performed for power industry services customers during the current year as described above. The margin percentages associated with projects commenced in the current year, which together represented slightly in excess of 41% of this segment’s net revenues for the current year, are more favorable than the overall margin percentage experienced on the gas-fired power plant construction project located in California which was the primary project underway last year.
The cost of revenues for the power industry services business of GPS decreased for the year ended January 31, 2011 to $147.0 million from $189.0 million for the year ended January 31, 2010. Moreover, the cost of revenues as a percentage of corresponding net revenues decreased to 84.0% for the current year from 90.1% last year. The decrease in this percentage in the current year was due primarily to the types of costs incurred on our largest construction project for the year, as this project neared its completion, and the improved gross profit on newer projects underway during the current year.
For SMC, the cost of revenues, expressed as a percentage of corresponding net revenues, increased to 84.8% for the current year from 77.8% last year due primarily to a change in the mix of customers contributing to net revenues between the years.
Selling, General and Administrative Expenses
These costs increased by $130,000, or 1.1%, to approximately $12.1 million for the current year from approximately $12.0 million last year. The increase in stock option compensation expense of approximately $462,000 and the increase in salaries and benefits costs of $339,000 (due to the consolidation of GRP) were substantially offset by a reduction of $575,000 between years in the amount of bonus expense.

Other Income and Expense
Included in these results last year was our share of the earnings of GRP, a 50% owned subsidiary until December 2009, of approximately $1,288,000 and the gain of $877,000 realized in connection with the acquisition of the remaining 50% ownership interest whereby GRP became a wholly-owned subsidiary.
Income Tax Expense
For the year ended January 31, 2011, we incurred income tax expense related to continuing operations of $7.0 million reflecting an annual effective income tax rate of 41.3% which differed from the expected federal income tax rate of 34% due primarily to the unfavorable effects of state income taxes and income tax return to provision true-up adjustments in the approximate amount of $338,000. For the year ended January 31, 2010, we incurred income tax expense of $4.5 million reflecting an effective annual income tax rate of 35.2% which differed from the expected federal income tax rate of 34% due primarily to the effect of state income tax expense offset substantially by the favorable tax effects of permanent differences including the domestic manufacturing deduction. For the current year, the favorable income tax effect of the domestic manufacturing deduction was substantially offset by the unfavorable effect of nondeductible stock option and other compensation expenses.
Liquidity and Capital Resources as of January 31, 2011
The balance of cash and cash equivalents increased by $17.1 million during the current year to a balance of $83.3 million as of January 31, 2011 compared with a balance of $66.2 million as of January 31, 2010. Last year, cash and cash equivalents declined by $8.5 million. The changes between the years in the mix and status of the power plant construction projects under construction by GPS was a significant factor in the improvement in cash flows for the year ended January 31, 2011.
Consolidated working capital increased during the current year to $73.2 million as of January 31, 2011 from approximately $63.4 million as of January 31, 2010. We also have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”). In March 2010, the Bank agreed to extend the expiration date of the line of credit to May 2011. Management expects that it will succeed in obtaining a renewal of the line of credit at the expiration of the current term.
For the year ended January 31, 2011, net cash provided by continuing operating activities was $22.2 million. We reported income from continuing operations of approximately $10.0 million for the current year. The amount of non-cash adjustments to income from continuing operations for the current year represented a net source of cash of approximately $2.9 million, including stock compensation expense of $1,502,000 amortization and depreciation of $992,000 and deferred income tax expense of $410,000. During the current year, the increase in accounts receivable represented a $10.4 million use of cash as construction activity increased for the gas-fired power peaking facility under construction in Connecticut. However, the allowable billings on this project have included amounts covering forecasted short-term costs resulting in an increase during the current year in billings in excess of actual costs and estimated earnings as well. This increase represents a source of cash in the amount of $8.0 million. The decrease in activity on the gas-fired power plant located in California was the primary cause of the decreases in costs and estimated earnings in excess of billings and accounts payable and accrued expenses which represented net cash amounts of $11.5 million and $5.1 million provided by and used in operating activities during the current year, respectively. During the current year, we also reduced the amount of cash subject to restrictions as described in Note 5 to the consolidated financial statements, providing net cash in the amount of $3.8 million. Reflecting cash used by the discontinued operations of VLI in the amount of $2.9 million, net cash provided by operations was $19.3 million for the current year.
Last year, despite reporting income from continuing operations of approximately $8.3 million, we used net cash in continuing operations in the amount of $10.7 million. We experienced changes in the amounts of several operating asset and liability accounts that represented uses of cash due primarily to the timing of billings on the California power plant construction project as activity on this project increased during the year. An increase in the amount of costs and estimated earnings in excess of billings and a decrease in the amount of billings in excess of costs and estimated earnings represented uses of cash in the amounts of $6.6 million and $3.5 million, respectively. We also used cash last year to make payments reducing the amount of accounts payable and accrued liabilities by $21.7 million. Net cash amounts of $8.7 million and $5.0 million were provided by decreases in the balances of accounts receivable and restricted cash, respectively. Non-cash adjustments to income from continuing operations represented a net source of cash in the amount of $150,000 last year, including stock compensation expense of $1,040,000 amortization and depreciation of $967,000 and deferred income tax expense of $308,000. These amounts were substantially offset by two items included in income from continuing operations without providing cash — the equity in the earnings of the unconsolidated subsidiary in the amount of $1,288,000 and the gain realized on the bargain purchase of the remaining ownership interest in this entity in the amount of $877,000. Cash used by the discontinued operations of VLI in the amount of $2.2 million was reflected in net cash used in operations in the amount of $12.8 million last year.

During the year ended January 31, 2011, we used net cash in connection with financing and investing activities in the amounts of $1,715,000 and $483,000, respectively, due primarily to principal payments made during the year to retire our remaining term note with the Bank totaling $1,833,000 and the net purchases of property plant and equipment by continuing operations in the amount of $487,000.
During the year ended January 31, 2010, net cash was used in connection with financing activities in the amount of $1,564,000 as we used cash to make principal payments on long-term debt totaling $2,301,000, and received cash proceeds from the exercise of stock warrants and options in the amount of $737,000. Exercises of stock options and warrants provided net cash proceeds of only $118,000 during the year ended January 31, 2011. Prior year investing activities provided net cash in the amount of $5,861,000. The acquisition of the remaining 50% ownership interest in GRP resulted in the net addition of $5,981,000 in cash. Capital expenditures made last year by continuing operations used $190,000 in net cash.
The financing arrangements with the Bank provide for the measurement at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month year) of certain financial covenants, determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At January 31, 2011 and 2010, we were in compliance with each of these financial covenants. The Bank’s consent is required for acquisitions and divestitures. We have pledged the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangement including accelerating payment of any outstanding senior debt due and payable. Subsequent to January 31, 2011, we received the required consent from the Bank in order to complete the disposition of substantially all of the assets of VLI.
At January 31, 2011, most of the balance of cash and cash equivalents was invested in money market funds sponsored by an investment division of the Bank. Our operating and restricted bank accounts are maintained with the Bank. We believe that cash on hand, cash generated from our future operations and funds available under our line of credit will be adequate to meet our general business needs in the foreseeable future without deterioration of working capital. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.
Off-Balance Sheet Arrangements
We maintain a variety of commercial commitments that are generally made available to provide support for various commercial provisions in the engineering, procurement and construction contracts.
In the ordinary course of business, our customers may request that we obtain surety bonds in connection with construction contract performance obligations that are not required to be recorded in our consolidated balance sheets. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. If necessary, we may obtain standby letters of credit from the Bank in the ordinary course of business, not to exceed $10.0 million. The financial crisis associated with the recession has not disrupted our insurance or surety programs or limited our ability to access needed insurance or surety capacity. We also have a line of credit committed by the Bank in the amount of $4.25 million for general purposes.
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
The following table presents the determinations of EBITDA for continuing operations for the years ended January 31, 2011 and 2010:

	2011	2010

Income from continuing operations, as reported	$10,007,000	$8,301,000
Interest expense	35,000	184,000
Income tax expense	7,037,000	4,508,000
Amortization of purchased intangible assets	350,000	350,000
Depreciation and other amortization	642,000	617,000

EBITDA	$18,071,000	$13,960,000

As we believe that our net cash flow from continuing operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable years, as presented above, to the corresponding amounts of net cash flows provided by (used in) continuing operating activities that are presented in our consolidated statements of cash flows:

	2011	2010

EBITDA	$18,071,000	$13,960,000
Current income tax expense	(6,627,000)	(4,200,000)
Interest expense	(35,000)	(184,000)
Non-cash stock option compensation expense	1,502,000	1,040,000
Equity in the earnings of an unconsolidated subsidiary	—	(1,288,000)
Gain from bargain purchase	—	(877,000)
Decrease in escrowed cash	3,759,000	4,998,000
(Increase) decrease in accounts receivable	(10,359,000)	8,715,000
Change related to the timing of scheduled billings	19,530,000	(10,055,000)
Decrease in accounts payable and accrued liabilities	(5,097,000)	(21,725,000)
Other, net	1,490,000	(1,041,000)

Net cash provided by (used in) continuing operations	$22,234,000	$(10,657,000)

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

Critical Accounting Policies
We consider the accounting policies related to revenue recognition on long-term construction contracts; the valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting and the reporting of legal matters to be most critical to the understanding of our financial position and results of operations. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of net revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.
A description of the Company’s significant accounting policies, including those discussed below, is included in Note 2 to the accompanying consolidated financial statements included in Item 8 of this 2011 Annual Report.
Revenue Recognition
We enter into construction contracts principally on the basis of competitive bids. The types of contracts may vary and include agreements under which net revenues are based on a fixed-price or cost-plus-fee basis. Net revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Net revenues from fixed-price construction contracts are recognized on the percentage-of-completion method. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. This requires us to prepare on-going estimates of the costs to complete each contract as the project progresses. In preparing these estimates, we make significant judgments and assumptions concerning our significant costs, including materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors.
Actual costs may vary from the costs we estimate. Variations from estimated contract costs along with other risks inherent in fixed-price contracts may result in actual net revenues and gross profits differing from those we estimate and could result in losses on projects. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. We review the estimate of total cost on each significant contract monthly. We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price associated with that scope change. These costs are included in the estimated cost to complete the contracts and are expensed as incurred. We recognize net revenue equal to cost incurred on unapproved change orders when realization of price approval is probable and the estimated amount is equal to or greater than our cost related to the unapproved change order and the related margin when the change order is formally approved by the customer. Net revenue recognized on unapproved change orders is included in contract costs and estimated earnings in excess of billings on uncompleted contracts on the consolidated balance sheet. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. Changes to the total estimated contract cost of a fixed-price contract may affect the amount of profit or the extent of loss. We believe our exposure to losses on fixed price contracts is limited by management’s experience in estimating contract costs and in making early identification of unfavorable variances as work progresses.
Goodwill and Other Indefinite-Lived Intangible Assets
In connection with the acquisitions of GPS, VLI and SMC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, proprietary formulas, non-compete agreements and trade names. Other than goodwill, most of our purchased intangible assets were determined to have finite useful lives. At February 1, 2010, the beginning of our most recent fiscal year, the total carrying value of goodwill and the remaining purchased intangible asset with an indefinite life totaled approximately $18.7 million, which represented approximately 14% of consolidated total assets. This amount included $18.5 million in goodwill related to the acquisition of GPS.
The Company reviews for impairment, at least annually, the carrying values of goodwill and other purchased intangible assets deemed to have an indefinite life. The annual review performance date is November 1. We also perform tests for impairment of goodwill and other intangible assets with indefinite lives more frequently if events or changes in circumstances indicate that an asset value might be impaired.

As prescribed by current accounting guidance, we determine whether goodwill has been impaired or not using a two-step process of analysis. The first step of our goodwill impairment testing process is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We utilized the assistance of a professional appraisal firm in the determination of the fair value of Gemma as of November 1, 2010. A variety of alternative valuation approaches were considered. As a result of the analysis, we concluded that the market multiple and the discounted cash flow analysis approaches were the most appropriate valuation techniques for this exercise.
For the market multiple valuation, a fair value estimate for GPS was determined based on an evaluation of the market values of a selected number of reasonably similar publicly traded companies. A separate estimate was determined using a discounted cash flow analysis. Projected cash flows for GPS were developed based on its historical financial performance, a short-term projection of operating results based on the existing backlog of current business and the assumed addition of certain identified future projects, and published projected growth rates for the power construction industry. The projected cash flow amounts were discounted to present value based on rates of return which were determined considering prevalent rates of return, business risks for the industry and risks specifically related to GPS. A 50/50 weighting was applied to the results of the market multiple valuation and the discounted cash flow analysis of fair value in order to arrive at an average amount considered the fair value of GPS.
As a result of this valuation, we concluded that the fair value of the net assets of GPS substantially exceeded its carrying amount. Therefore, the goodwill of GPS was deemed not to be impaired, and the performance of step two of the impairment assessment process was not required. Using a discounted cash flow analysis, we determined that the fair value of our other indefinite-live asset, the trade name of SMC, exceeded the corresponding carrying value of $181,000 at November 1, 2010.
Long-Lived Assets
Our long-lived assets consist primarily of equipment used in our operations. Fixed assets are carried at cost and are depreciated over their estimated useful lives, ranging from five to twenty years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of certain long-lived assets is evaluated periodically whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. If events and circumstances such as poor operating results of the applicable business segment indicate that the asset(s) should be reviewed for possible impairment, we use projections to assess whether future cash flows, including disposition, on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of the assets to determine if an impairment exists. If we identify a potential impairment, we will estimate the fair value of the assets through known market transactions of similar equipment and other valuation techniques, which could include the use of similar projections on a discounted basis. We will report a loss to the extent that the carrying value of the impaired assets exceeds their fair value.
Deferred Tax Assets
As of January 31, 2011 and 2010, our consolidated balance sheets included net deferred tax assets in the total amounts of $1.1 million and $1.6 million, respectively, resulting from our future deductible temporary differences. In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, we believe that the strong earnings performance of our power industry services business segment will continue during the periods in which the applicable temporary income tax differences become deductible. Accordingly, we believe that it is more likely than not that we will realize the benefit of our net deferred tax assets. The amounts of income from operations before income taxes for this business segment were $21.6 million and $16.5 million for the fiscal years ended January 31, 2011 and 2010, respectively.
Stock Options
We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the awards and recognize the corresponding expense amounts over the vesting periods. Options to purchase 237,000 and 123,000 shares of our common stock were awarded during the years ended January 31, 2011 and 2010, respectively, with weighted average fair value per share amounts of $6.31 and $7.21, respectively. The amounts of compensation expense recorded during the years ended January 31, 2011 and 2010 related to vesting stock options were $1.5 million and $1.0 million, respectively. We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations which are disclosed in Note 13 to the accompanying consolidated financial statements and include the risk-free interest rate, the expected volatility of the market price of our common stock and the expected life of the stock option. We use of a “simplified method” in developing the estimates of the expected lives of stock options, as we believe that our historical stock option exercise experience is insufficient to provide a reasonable basis upon which to estimate expected lives. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards.

Legal Contingencies
As discussed in Note 12 to the consolidated financial statements, we are involved in several legal matters where litigation has been initiated or claims have been made against us. We intend to vigorously defend ourselves in each case. At this time, we do not believe that a material loss is probable related to any of the current matters discussed therein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the outcomes of these legal matters change, significant losses or additional costs may be recorded.
Adopted and Other Recently Issued Accounting Pronouncements
Included in Note 3 to the accompanying consolidated financial statements included in Item 8 of this 2011 Annual Report are discussions of accounting pronouncements adopted by us during the year ended January 31, 2011 that we consider relevant to our consolidated financial statements and recently issued accounting pronouncements that have not yet been adopted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not required for companies permitted to use the scaled disclosures for smaller reporting companies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
See the Index to the Consolidated Financial Statements on page 40 of this Annual Report on Form 10-K.

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
Based on the controls evaluation, our CEO and CFO have concluded that, as of the end of the year covered by this Annual Report on Form 10-K, our Disclosure Controls were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to Argan, Inc. and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared.

Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”). Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
Management assessed our internal control over financial reporting as of January 31, 2011, the end of the fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we will evaluate any changes to our internal control over financial reporting to determine if material change occurred.
Changes in Internal Controls
No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION.
Not Applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be incorporated by reference to our 2011 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item will be incorporated by reference to our 2011 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be incorporated by reference to our 2011 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be incorporated by reference to our 2011 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be incorporated by reference to our 2011 Proxy Statement relating to the election of directors and other matters which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

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

10.1	2001 Incentive Stock Option Plan. Incorporated by reference to the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on August 6, 2001.

Exhibit No.	Description
10.2	Form of Common Stock Purchase Warrant dated April 29, 2003. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

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

10.7	Employment Agreement dated as of December 8, 2006 by and between Gemma Power Systems, LLC and William F. Griffin, Jr. (b)

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

10.10	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Southern Maryland Cable, Inc.) in favor of Bank of America, N.A. (b)

10.11	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Vitarich Laboratories, Inc.) in favor of Bank of America, N.A. (b)

10.12	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems, LLC) in favor of Bank of America, N.A. (b)

10.13	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power, Inc.) in favor of Bank of America, N.A. (b)

10.14	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems California) in favor of Bank of America, N.A. (b)

10.15	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Gemma Power Systems, LLC (on behalf of Gemma Power Hartford, LLC) in favor of Bank of America, N.A. (b)

10.16	Pledge and Assignment Agreement dated as of December 8, 2006 by Argan, Inc. in favor of Bank of America, N.A. for the benefit of Travelers Casualty and Surety Company of America. (b)

10.17
Second Amended and Restated Financing and Security Agreement dated December 11, 2006 by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. (b)

10.18
Acquisition Term Note dated December 11, 2006, issued by Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc. and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (b)

Exhibit No.	Description
10.19
First Amendment to Second Amended and Restated Financing and Security Agreement, dated March 28, 2008, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 24, 2008.

10.20
Second Amendment to Second Amended and Restated Financing and Security Agreement, dated June 3, 2008, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc., Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2009.

10.21
Third Amendment to Second Amended and Restated Financing and Security Agreement, dated April 26, 2010, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 8, 2010.

10.22
Fifth Amended and Restated Revolving Credit Note dated April 26, 2010, issued by Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc. and Gemma Power Hartford, LLC in favor of Bank of America, N.A. (b)

10.23
Consent and Release Agreement, dated February 1, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. (c)

10.24
Fourth Amendment to Second Amended and Restated Financing and Security Agreement, dated February 1, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. (c)

10.25
Asset Purchase Agreement, dated March 11, 2011, by and among Vitarich Laboratories, Inc., NBTY Florida, Inc. and Argan, Inc. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2011.

10.26
Escrow Agreement, dated March 11, 2011, by and among NBTY Florida, Inc., Vitarich Laboratories, Inc., Farrell Fritz, P.C. and Argan, Inc. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2011.

14.1	Code of Ethics. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

14.2	Argan, Inc. Code of Conduct (Amended January 2007). Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 26, 2007.

21	Subsidiaries of the Company. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (c)

Exhibit No.	Description
31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002. (c)

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002. (c)

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002. (c)

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002. (c)

(a)	Incorporated by reference to the Company’s Form 8-K, dated May 4, 2006, filed with the Securities and Exchange Commission on May 9, 2006.

(b)	Incorporated by reference to the Company’s Form 8-K, dated December 8, 2006, filed with the Securities and Exchange Commission on December 14, 2006.

(c)	Filed herewith.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.
By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer Dated: April 14, 2011
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 14, 2011

/s/ Arthur F. Trudel Arthur F. Trudel	Senior Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	April 14, 2011

/s/ Henry A. Crumpton Henry A. Crumpton	Director	April 14, 2011

/s/ Cynthia A. Flanders Cynthia A. Flanders	Director	April 14, 2011

DeSoto S. Jordan	Director

/s/ William F. Leimkuhler William F. Leimkuhler	Director	April 14, 2011

/s/ Daniel A. Levinson Daniel A. Levinson	Director	April 14, 2011

/s/ W. G. Champion Mitchell W. G. Champion Mitchell	Director	April 14, 2011

/s/ James W. Quinn James W. Quinn	Director	April 14, 2011

ARGAN, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE
JANUARY 31, 2011
The following financial statements (including the notes thereto and the Report of the Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Argan, Inc.
We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argan, Inc. and subsidiaries as of January 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ GRANT THORNTON LLP
Baltimore, Maryland
April 14, 2011

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
JANUARY 31,

	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$83,292,000	$66,153,000
Restricted cash	1,243,000	5,002,000
Accounts receivable, net of allowance for doubtful accounts	13,099,000	2,698,000
Costs and estimated earnings in excess of billings	1,443,000	12,931,000
Deferred income tax assets	91,000	598,000
Prepaid expenses and other current assets	520,000	2,064,000
Assets held for sale	6,354,000	5,785,000

TOTAL CURRENT ASSETS	106,042,000	95,231,000
Property and equipment, net of accumulated depreciation	1,478,000	1,540,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization and impairment losses	2,908,000	3,258,000
Deferred income tax assets	999,000	1,024,000
Other assets	14,000	104,000
Assets held for sale	625,000	640,000

TOTAL ASSETS	$130,542,000	$120,273,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$8,555,000	$17,083,000
Accrued expenses	13,035,000	9,609,000
Billings in excess of costs and estimated earnings	9,916,000	1,874,000
Current portion of long-term debt	—	1,833,000
Liabilities related to assets held for sale	1,362,000	1,468,000

TOTAL CURRENT LIABILITIES	32,868,000	31,867,000
Other liabilities	29,000	38,000

TOTAL LIABILITIES	32,897,000	31,905,000

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 13,602,227 and 13,585,727 shares issued at January 31, 2011 and 2010, and 13,598,994 and 13,582,494 shares outstanding at January 31, 2011 and 2010	2,040,000	2,038,000
Warrants outstanding	601,000	613,000
Additional paid-in capital	88,561,000	87,048,000
Retained earnings (deficit)	6,476,000	(1,298,000)
Treasury stock at cost — 3,233 shares at January 31, 2011 and 2010	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	97,645,000	88,368,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$130,542,000	$120,273,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED JANUARY 31,

	2011	2010

Net revenues
Power industry services	$174,938,000	$209,814,000
Telecommunications infrastructure services	7,654,000	8,517,000

Net revenues	182,592,000	218,331,000
Cost of revenues
Power industry services	146,976,000	188,983,000
Telecommunications infrastructure services	6,493,000	6,629,000

Cost of revenues	153,469,000	195,612,000

Gross profit	29,123,000	22,719,000
Selling, general and administrative expenses	12,129,000	11,999,000

	16,994,000	10,720,000
Interest expense	(35,000)	(184,000)
Investment income	85,000	108,000
Equity in the earnings of an unconsolidated subsidiary	—	1,288,000
Gain from bargain purchase	—	877,000

Income from continuing operations before income taxes	17,044,000	12,809,000
Income tax expense	7,037,000	4,508,000

Income from continuing operations	10,007,000	8,301,000
Loss from discontinued operations, net of income tax benefit	2,233,000	1,261,000

Net income	$7,774,000	$7,040,000

Earnings per share:
Continuing Operations
Basic	$0.74	$0.61

Diluted	$0.73	$0.60

Discontinued Operations
Basic	$(0.16)	$(0.09)

Diluted	$(0.16)	$(0.09)

Net Income
Basic	$0.57	$0.52

Diluted	$0.57	$0.51

Weighted average number of shares outstanding:
Basic	13,593,000	13,525,000

Diluted	13,709,000	13,766,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED JANUARY 31, 2011 AND 2010

					Retained Earnings (Deficit)
					Accumulated
	Common Stock			Additional	Other	Accumulated
	Outstanding	Par		Paid-in	Comprehensive	Income	Treasury
	Shares	Value	Warrants	Capital	Losses	(Deficit)	Stock	Totals

Balance, February 1, 2009	13,434,451	$2,015,000	$738,000	$84,786,000	$(63,000)	$(8,337,000)	$(33,000)	$79,106,000

Net income	—	—	—	—	—	7,040,000	—	7,040,000
Other comprehensive income	—	—	—	—	62,000	—	—	62,000

Total comprehensive income								7,102,000

Exercise of stock options	114,876	17,000	—	457,000	—	—	—	474,000

Exercise of stock warrants	34,000	5,000	(125,000)	383,000	—	—	—	263,000

Stock option vesting	—	—	—	1,040,000	—	—	—	1,040,000

Excess tax benefit on stock option exercises	—	—	—	383,000	—	—	—	383,000

Other	(833)	1,000	—	(1,000)	—	—	—	—

Balance, January 31, 2010	13,582,494	2,038,000	613,000	87,048,000	(1,000)	(1,297,000)	(33,000)	88,368,000

Net income	—	—	—	—	—	7,774,000	—	7,774,000

Exercise of stock options	13,500	2,000	—	93,000	—	—	—	95,000

Exercise of stock warrants	3,000	—	(12,000)	35,000	—	—	—	23,000

Stock option vesting	—	—	—	1,502,000	—	—	—	1,502,000

Reversal of excess tax benefit on forfeited stock options	—	—	—	(117,000)	—	—	—	(117,000)

Balance, January 31, 2011	13,598,994	$2,040,000	$601,000	$88,561,000	$(1,000)	$6,477,000	$(33,000)	$97,645,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JANUARY 31,

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,774,000	$7,040,000
Removal of loss from discontinued operations	2,233,000	1,261,000

Income from continuing operations	10,007,000	8,301,000
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operating activities:
Non-cash stock option compensation expense	1,502,000	1,040,000
Amortization of purchased intangible assets	350,000	350,000
Depreciation and other amortization	642,000	617,000
Deferred income taxes	410,000	308,000
Equity in the earnings of an unconsolidated subsidiary	—	(1,288,000)
Gain from bargain purchase	—	(877,000)
Changes in operating assets and liabilities:
Accounts receivable, net	(10,359,000)	8,715,000
Restricted cash	3,759,000	4,998,000
Costs and estimated earnings in excess of billings	11,488,000	(6,606,000)
Prepaid expenses and other assets	1,554,000	(1,128,000)
Accounts payable and accrued expenses	(5,097,000)	(21,725,000)
Billings in excess of costs and estimated earnings	8,042,000	(3,449,000)
Other, net	(64,000)	87,000

Net cash provided by (used in) continuing operating activities	22,234,000	(10,657,000)
Net cash used in discontinued operating activities	(2,897,000)	(2,153,000)

Net cash provided by (used in) operating activities	19,337,000	(12,810,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(487,000)	(190,000)
Net cash provided in connection with the acquisition of GRP	—	5,981,000

Net cash (used in) provided by continuing investing activities	(487,000)	5,791,000
Net cash provided by discontinued investing activities	4,000	70,000

Net cash (used in) provided by investing activities	(483,000)	5,861,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on long-term debt	(1,833,000)	(2,301,000)
Proceeds from the exercise of stock options and warrants	118,000	737,000

Net cash used in continuing financing activities	(1,715,000)	(1,564,000)
Net cash used in discontinued financing activities	—	—

Net cash used in financing activities	(1,715,000)	(1,564,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,139,000	(8,513,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	66,153,000	74,666,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$83,292,000	$66,153,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2011 AND 2010
NOTE 1 — DESCRIPTION OF THE BUSINESS
Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provide the substantial portion of consolidated net revenues, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated wholly owned subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. Through SMC, the Company provides telecommunications infrastructure services including project management, construction, installation and maintenance to commercial, local government and federal government customers primarily in the mid-Atlantic region. Each of the wholly-owned subsidiaries represents a separate reportable segment. Argan also conducted discontinued operations during the years ended January 31, 2011 and 2010 that are discussed in Note 4 to the accompanying consolidated financial statements.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation — The consolidated financial statements include the accounts of Argan and its wholly-owned subsidiaries. The Company’s fiscal year ends on January 31. The results of companies acquired during a reporting period are included in the consolidated financial statements from the effective date of the acquisition. All significant inter-company balances and transactions have been eliminated in consolidation. The Company accounted for its 50% ownership investment in GRP using the equity method until its purchase in December 2009. Since the acquisition date, the balance sheet and results of operations of GRP have been consolidated. In Note 18, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.
Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make use of estimates and assumptions that affect the reported amount of assets and liabilities, net revenues, expenses, and certain financial statement disclosures including those contained in Note 12. Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but not limited to, the Company’s accounting for revenue recognition, allowance for doubtful accounts, long-lived assets, assets with indefinite lives including goodwill, contingent obligations and deferred taxes. Actual results could differ from these estimates.
Codification of US GAAP — On June 30, 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 168”) in order to establish the FASB Accounting Standards Codification (the “Codification” or “ASC”), which officially launched July 1, 2009, as the sole source of authoritative generally accepted accounting principles in the United States for nongovernmental entities, except for guidance issued by the Securities and Exchange Commission (the “SEC”). SFAS No. 168, which was primarily codified into ASC Topic 105, Generally Accepted Accounting Standards, replaced the four-tiered US GAAP hierarchy described in SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, with a two-level hierarchy consisting only of authoritative and non-authoritative guidance. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The Company adopted SFAS No. 168 for its consolidated financial statements last year. Accordingly, all relevant references to authoritative literature reflect the Codification.
Fair Values — The provisions of ASC 820, Fair Value Measurements and Disclosures, apply to all assets and liabilities that are being measured and reported on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The requirements prescribe a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability. Level 2 inputs are market data other than Level 1 inputs that are observable either directly or indirectly including quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

The carrying value amounts of the Company’s cash and cash equivalents, accounts receivable, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value of business segments (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using an average of valuations based on market multiples and discounted cash flows, and consideration of our market capitalization. In the year ended January 31, 2010, the acquisition of GRP resulted in the valuation of fixed assets, inventory and other assets on a non-recurring basis as presented in Note 8 to the consolidated financial statements, using primarily Level 2 inputs.
Derivative Financial Instruments — The Company used interest rate swap agreements to hedge the fluctuations in variable interest rates related to long term debt. As the interest rate swap agreements were designated as cash flow hedging instruments and were effective as hedges, changes in their fair value amounts were recorded in accumulated other comprehensive income/loss. Any instrument that would not qualify for hedge accounting would be marked to market with changes recorded in earnings.
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
Goodwill and Other Indefinite-Lived Intangible Assets — The Company reviews for impairment, at least annually, the carrying values of goodwill and other purchased intangible assets deemed to have an indefinite life. The Company tests for impairment of goodwill and these other intangible assets more frequently if events or changes in circumstances indicate that an asset value might be impaired. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The estimate of fair value of the reporting unit, generally a company’s operating segment, is determined using various valuation techniques, with the principal techniques being a discounted cash flow analysis and market multiple valuation. A discounted cash flow analysis requires making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. After taking into consideration industry and company trends, if the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
Long-Lived Assets — Long-lived assets, consisting primarily of property and equipment and purchased intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. The Company compares the carrying value of the long-lived asset to the undiscounted future cash flows expected to result from the use of the asset. In the event the Company determines that the carrying value of the asset is not recoverable, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is generally determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets are described in Note 9.
Revenue Recognition, Power Industry Services — Net revenues are recognized under various construction agreements, including agreements for which net revenues are based on either a fixed price or cost-plus-fee basis, with typical durations of one to three years. Net revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Net revenues from fixed price construction agreements, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. Unapproved change orders, which approximated $287,000 at January 31, 2011, are reflected in net revenues when it is probable that the applicable costs will be recovered through a change in the contract price. In circumstances where recovery is considered probable but the net revenues cannot be reliably estimated, costs attributable to change orders are deferred pending determination of contract price. Construction agreements may contain incentive fees that provide for increasing the Company’s total fee on a particular contract based on the actual amount of costs incurred in relation to an agreed upon target cost. The Company includes such fees in the determination of total estimated net revenues when management believes that it is probable that such fees have been earned, which is typically near the end of the contract performance period.
Revenue Recognition, Telecommunications Infrastructure Services — This business segment generates net revenues under various arrangements, including contracts for which net revenues are based on either a fixed price or a time and materials basis. Net revenues from time and materials contracts are recognized when the related services are provided to the customer. Net revenues from fixed price contracts, including portions of estimated profit, are recognized as services are provided, based on costs incurred and estimated amounts of total contract costs using the percentage of completion method. Many of the contracts include multiple deliverables. Because these projects are fully integrated undertakings, the Company cannot separate the services provided into individual components. Losses on contracts, if any, are recognized in the periods in which they become known.
Income Taxes — Deferred tax assets and liabilities are recognized using enacted tax rates for the effects of temporary differences between the book and tax bases of recorded assets and liabilities. If management believes that it is more likely than not that some portion or all of a deferred tax asset will not be realized, the carrying value will be reduced by a valuation allowance. The Company adopted the accounting and disclosure guidance for uncertainty in income taxes. There has not been any material effect on the consolidated financial statements as the result of adopting these requirements.
Stock-Based Compensation — The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon fair value at the date of award using a fair value based option pricing model. The compensation expense is recognized over the requisite service period.
Comprehensive Income (Loss) — Unrealized gains and losses on the Company’s interest rate swap agreements, which were deemed to be effective cash flow hedges, were included in comprehensive income (loss) and excluded from the determination of net income.
NOTE 3 — ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Accounting Pronouncements Adopted During the Year Ended January 31, 2011
1)
In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 (Fair Value Measurements and Disclosures — Overall Subtopic) of the Codification (the “Fair Value Update”). The Fair Value Update requires improved disclosures about fair value measurements. Separate disclosures are required of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements along with description of the reasons for the transfers. Disclosure of activity in Level 3 fair value measurements is required to be made on a gross basis rather than as one net number. The Fair Value Update also requires: (1) fair value measurement disclosures for each class of assets and liabilities, and (2) disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements, which are required for fair value measurements that fall into either Level 2 or Level 3.

The new disclosures and clarifications of existing disclosures required by the Fair Value Update became effective for the Company’s interim and annual reporting periods beginning February 1, 2010, except for the Level 3 activity disclosures. Because these are enhanced disclosure requirements, there has been no impact on the Company’s results of operations or financial position. In addition, the enhanced requirements have not materially affected the Company’s financial disclosures. The Company does not expect the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years, to have a material effect on its consolidated financial statements.

2)
In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires enhanced disclosures about credit risk exposure in financial statements issued by public entities on or after December 15, 2010 (“the “Credit Risk Update”). The Company’s accounts receivable substantially consist of trade receivables with short payment terms which are specifically excluded from the definition of financing receivables. Accordingly, the disclosure requirements of the Credit Risk Update did not affect the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements That Have Not Been Adopted
1)
Accounting Standards Update No. 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which was issued by the FASB in December 2010, requires the consideration of other factors in the determination of whether an impairment of goodwill has occurred in these situations. This pronouncement will become effective for the Company for its fiscal quarter and fiscal year reporting periods beginning February 1, 2011. It is not expected to affect the Company’s consolidated financial statements.

2)
In December 2010, the FASB also issued Accounting Standards Update No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combination, which addresses the diversity in the application of prior guidance by requiring the presentation of pro forma disclosures as if a business combination occurred at the beginning of the prior annual period. In addition, a narrative description of the nature and amount of any material nonrecurring pro forma adjustments must be disclosed. The new guidance will be effective for the periods commencing February 1, 2011 for business combinations that would be completed by the Company subsequent to January 31, 2011. It is not expected to affect the Company’s consolidated financial statements.

NOTE 4 — ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
On March 11, 2011, Vitarich Laboratories, Inc. (“VLI”), a wholly-owned subsidiary representing the Company’s nutritional products business segment, completed the sale of substantially all of its assets (the “Asset Sale”) to an unaffiliated company. The Asset Sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by the purchaser of certain trade payables and accrued expenses of VLI. The purchaser also assumed the remaining minimum lease obligations related to VLI’s office, warehouse and manufacturing facilities which totaled approximately $446,000 as of January 31, 2011. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI will be paid from the escrow amount (i) the cost of all pre-closing inventory sold, used or consumed within nine months of the closing, and (ii) the amounts of all pre-closing accounts receivable of VLI that are collected by September 30, 2011. After September 30, 2011, all uncollected accounts receivable will be returned to VLI at no cost. At the end of nine months of the closing, all money still held in the escrow account will be returned to the purchaser. Including additional loss from operations, the Company expects the disposition to result in income (loss) from discontinued operations in the approximate range of $700,000 loss to $300,000 income for the fiscal year ending January 31, 2012.
The financial results of this business have been presented as discontinued operations in the accompanying consolidated financial statements. The net revenues of the discontinued operations for the years ended January 31, 2011 and 2010 were approximately $10.6 million and $14.0 million, respectively. The losses incurred by the discontinued operations for the years ended January 31, 2011 and 2010, before the amounts of related income tax benefit, were approximately $3.6 million and $2.1 million, respectively.
Assets and liabilities of the discontinued operations classified as held for sale as of January 31, 2011 and 2010 included the following amounts:

	2011	2010
Accounts receivable, net	$1,197,000	$2,281,000
Inventories, net	1,086,000	1,889,000
Refundable income taxes	3,044,000	521,000
Deferred tax and other assets	1,027,000	1,094,000

Total current assets	6,354,000	5,785,000

Property, machinery and equipment	—	—
Deferred tax and other assets	625,000	640,000

Total noncurrent assets	625,000	640,000

Total assets held for sale	$6,979,000	$6,425,000

Accounts payable	$906,000	$823,000
Accrued expenses	456,000	645,000

Total current liabilities	1,362,000	1,468,000
Total noncurrent liabilities	—	—

Total liabilities related to assets held for sale	$1,362,000	$1,468,000

NOTE 5 — CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The Company holds cash on deposit in excess of federally insured limits and liquid mutual fund investments at Bank of America (the “Bank”). Management does not believe that the risks associated with keeping deposits in excess of federal deposit limits or holding investments in liquid mutual funds represent material risks. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.
Pursuant to the requirements of an amended and restated engineering, procurement and construction contract executed during the current year, GPS established a separate bank account which is used to pay the costs defined as “reimbursable costs” that are incurred on the related project and to receive cost reimbursement payments from the project owner. The amount of cash restricted for such purposes was approximately $1.2 million at January 31, 2011.
For certain construction projects, cash may be held in escrow as a substitute for retainage. However, no amount of cash related to construction projects was held in escrow as of January 31, 2011 or 2010. Pursuant to the agreement covering the acquisition of GPS, the Company deposited $10.0 million into an escrow account with the Bank in December 2006 which secured a letter of credit that was issued in support of a bonding commitment. In August 2009, the letter of credit was amended with the amount required by the surety reduced to $5.0 million. In June 2010, the letter of credit was terminated as the surety eliminated the requirement. Accordingly, $5.0 million was released from the escrow account during each of the corresponding fiscal years.
NOTE 6 — ACCOUNTS RECEIVABLE; COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Both accounts receivable and costs and estimated earnings in excess of billings represent amounts due from customers for services rendered or products delivered. The timing of billings to customers under construction-type contracts varies based on individual contracts and often differs from the periods in which net revenues are recognized. The amount of costs and estimated earnings in excess of billings at January 31, 2011 was approximately $1.4 million; this amount is expected to be billed and collected in the normal course of business. The comparable amount of costs and estimated earnings in excess of billings at January 31, 2010 was $12.9 million, all of which was billed and collected during the current year. Retainage amounts included in accounts receivable represent amounts withheld by construction customers until a defined phase of a contract or project has been completed and accepted by the customer. The retainage amounts included in accounts receivable at January 31, 2011 and 2010 were $3,852,000 and $260,000, respectively. The length of retainage periods may vary, but they are typically between six months and two years.
The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivable. The amounts of the allowance for doubtful accounts as of January 31, 2011 and 2010 were $5.5 million and $5.6 million, respectively. Last year, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance, without any effect on the statement of operations for the prior year. The remaining amount of the account balance, $5.5 million, is fully reserved and represents the amount of the net proceeds remaining from a public auction of the facility. The amount of the Company’s share of the auction proceeds, if any, is not known at this time. In addition, last year SMC established an allowance in the amount of $45,000 related to a disputed item; in the current year, the amount was reversed in connection with the resolution of the matter.
NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at January 31, 2011 and 2010:

	2011	2010
Leasehold improvements	$208,000	$208,000
Machinery and equipment	2,511,000	2,125,000
Trucks and other vehicles	1,738,000	1,769,000

	4,457,000	4,102,000
Less accumulated depreciation	(2,979,000)	(2,562,000)

Property and equipment, net	$1,478,000	$1,540,000

Depreciation expense related to continuing operations for property and equipment, including assets under capital leases, was approximately $561,000 and $479,000 for the fiscal years ended January 31, 2011 and 2010, respectively. The costs of maintenance and repairs related to continuing operations were $408,000 and $294,000 for the years ended January 31, 2011 and 2010, respectively.
NOTE 8 — ACQUISITION OF GEMMA RENEWABLE POWER, LLC
In June 2008, GPS entered into a business partnership with a firm that develops and operates wind-energy farms for the purpose of designing and constructing such power-generation facilities. The business partners each owned 50% of the company, GRP.
On December 17, 2009, the Company acquired the other 50% ownership interest in GRP. The acquisition was completed pursuant to the terms and conditions of a purchase and sale agreement (the “Purchase Agreement”), and GRP became a wholly-owned subsidiary of GPS. The purchase price was $3,183,000, a portion of which in the amount of $1,583,000 was paid in January 2010 upon the award to GRP by the developer of an initial construction project. The remaining portion of the purchase price was included in accrued liabilities at January 31, 2011 and 2010.
This amount is to become due upon the satisfaction of certain conditions related to the award to GRP of a second wind farm construction project as set forth in the Purchase Agreement. During the fourth quarter of the current year, GRP signed a contract for the design and construction of a 200 megawatt wind energy project in Henry County, Illinois, including the installation of up to one hundred thirty-four (134) wind turbines with a planned completion date in the first quarter of 2012. As a result and pursuant to the terms of the Purchase Agreement, the Company expects that this award will lead to the payment of the remaining portion of the purchase price.
The Membership Acquisition resulted in a bargain purchase for the net assets of GRP primarily due to the adjustment of certain acquired assets and liabilities to fair values. The following table summarizes the allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date. The Company’s allocation was based on an evaluation by management of the appropriate fair values. The transaction costs were not significant. The allocation was completed as follows:

Cash	$7,563,000
Construction equipment	608,000
Other assets	329,000

Total assets acquired	8,500,000

Due to seller	(3,183,000)
Accounts payable and accrued expenses	(667,000)
Billings in excess of costs and estimated earnings	(220,000)
Deferred taxes	(159,000)

Total liabilities assumed	(4,229,000)

Net assets acquired	4,271,000
Less — Investment in GRP	(3,394,000)

Gain on Bargain Purchase	$877,000

The amounts of net revenues, gross profit and income from continuing operations for GRP that were included in the Company’s statement of operations for the year ended January 31, 2010 were $2,026,000, $304,000 and $156,000, respectively.

The following unaudited consolidated pro forma information for continuing operations assumes that the acquisition had occurred on February 1, 2009. The unaudited consolidated pro forma information, as presented below, is not indicative of the results that would have been obtained had the transaction occurred on February 1, 2009, nor is it indicative of the Company’s future results.

Year Ended
January 31, 2010
Pro forma consolidated net revenues	$249,826,000

Pro forma consolidated net income	$9,113,000

Pro forma net income per share:
Basic	$0.67
Diluted	$0.66
Prior to the Membership Acquisition and under an agreement with GRP, GPS incurred certain costs on behalf of GRP. In addition, GPS provided administrative and accounting services for GRP. The total amount of such reimbursable costs incurred by GPS in the fiscal year ended January 31, 2010 was approximately $1,059,000.
NOTE 9 — PURCHASED INTANGIBLE ASSETS
In connection with the acquisitions of GPS and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. The amount of goodwill included in the balance sheets at January 31, 2011 and 2010 relates entirely to the acquisition of GPS. For income tax reporting purposes, goodwill allocated to GPS in the approximate amount of $12.3 million is being amortized on a straight-line basis over periods of 15 years. The remaining amount of the Company’s goodwill is not amortizable for income tax reporting purposes.
The Company’s other purchased intangible assets consisted of the following assets at January 31, 2011 and 2010:
Trade Names — The Company determined the fair values of the GPS and SMC Trade Names using a relief-from-royalty methodology. The Company also considered recognition by potential customers of a trade name such as GPS. The Company believes that the useful life of the GPS Trade Name is fifteen years, the period over which the Trade Name is expected to contribute to future cash flows. Management concluded that the useful life of the SMC Trade Name was indefinite since it is expected to contribute directly to future cash flows in perpetuity. While SMC is not a nationally recognized trade name, it is a recognized name in the mid-Atlantic region, SMC’s primary area of operations. The Company uses the relief-from-royalty method described above to test the SMC Trade Name for impairment annually on November 1 and on an interim basis if events or changes in circumstances between annual tests indicate that the SMC Trade Name might be impaired. An impairment loss of $43,000 was recorded by SMC related to its trade name and was included in selling, general and administrative expenses for the year ended January 31, 2010.
Non-Compete Agreements — The fair value amounts of three non-compete agreements with the former owners of acquired businesses were determined at the time of the acquisitions by discounting the estimated reductions in the cash flows that would be expected if the key employees were to leave the Company. These key employees signed non-compete agreements prohibiting them from competing directly or indirectly for five years. The estimated reduced cash flows were discounted based on a rate that reflected the perceived risk of the applicable non-compete agreement, the estimated weighted average cost of capital and the asset mix of the acquired company. The Company is amortizing fair value amounts ascribed to the non-compete agreements over five years, the contractual length of each non-compete agreement.
The changes in the carrying amounts of other purchased intangible assets for the years ended January 31, 2010 and 2011 were as follows.

	Useful	February 1,		Impairment		January 31,
Description	Lives	2009	Additions	Charges	Amortization	2010
Non-competes — GPS	5 years	$305,000	$—	$—	$(107,000)	$198,000
Trade name — GPS	15 years	3,122,000	—	—	(243,000)	2,879,000
Trade name — SMC	Indefinite	224,000	—	(43,000)	—	181,000

Totals		$3,651,000	$—	$(43,000)	$(350,000)	$3,258,000

	Useful	January 31,		Impairment		January 31,
Description	Lives	2010	Additions	Charges	Amortization	2011
Non-competes — GPS	5 years	$198,000	$—	$—	$(107,000)	$91,000
Trade name — GPS	15 years	2,879,000	—	—	(243,000)	2,636,000
Trade name — SMC	Indefinite	181,000	—	—	—	181,000

Totals		$3,258,000	$—	$—	$(350,000)	$2,908,000

As of January 31, 2011, the amounts of accumulated amortization associated with the non-compete agreements and the trade name of GPS were $1,640,000 and $1,007,000, respectively.
The estimated amounts of amortization expense related to the purchased intangible assets (excluding the SMC trade name and goodwill) for the next five fiscal years are presented below:

2012	$334,000
2013	243,000
2014	243,000
2015	243,000
2016	243,000
Thereafter	1,421,000

Total	$2,727,000

NOTE 10 — DEBT
The Company has financing arrangements with Bank of America (the “Bank”). The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2011, with interest at LIBOR plus 2.25%. We may obtain standby letters of credit from the Bank in the ordinary course of business not to exceed $10.0 million for surety bonding. The amended financing arrangements also covered term loans in the amounts of $8.0 million and $1.5 million, with interest at LIBOR plus 3.25%, that were repaid during the years ended January 31, 2011 and 2010, respectively. We used the funds borrowed from the Bank for the acquisition of GPS and for the retirement of certain debt assumed in connection with the acquisition of VLI, respectively.
The Company had interest rate swap agreements with a total initial notional amount of $5,125,000 that expired last fiscal year. Under the swap agreements, the Company agreed to exchange each month the difference between fixed and floating LIBOR interest rate amounts calculated by reference to the current notional principal balance. Until the expiration date, the Company carried an accrued liability amount in order to recognize the fair value of the interest rate swap agreements.
Interest expense amounts related to the term loans and the corresponding interest rate swap agreements discussed above were $35,000 and $184,000 for the years ended January 31, 2011 and 2010, respectively.
The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends (using a rolling 12-month period) including covenants that (1) the ratio of total funded debt to EBITDA not exceed 2 to 1, (2) the fixed charge coverage ratio be not less than 1.25 to 1, and (3) the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent is required for acquisitions and divestitures. We have pledged the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. We believe that the Company will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of any outstanding senior debt. At January 31, 2011, the Company was in compliance with the financial covenants of its amended financing arrangements.

NOTE 11 — COMMITMENTS
The Company leases office space and other facilities under non-cancelable operating leases expiring on various dates through February 2014. Certain leases contain renewal options. As it is management’s intention to continue to occupy the headquarters facility of SMC, the future minimum lease payment amounts presented below include the payment amounts associated with five remaining two-year option terms. None of the Company’s leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.
Total rent expense amounts related to continuing operations for operating leases and other rental agreements were $6.0 million and $5.9 million for the years ended January 31, 2011 and 2010, respectively.
The following is a schedule of future minimum lease payments for operating leases of continuing operations that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2011:

2012	$401,000
2013	304,000
2014	171,000
2015	91,000
2016	86,000
Thereafter	340,000

Total	$1,393,000

NOTE 12 — LEGAL CONTINGENCIES
In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings may have a material effect on the Company’s consolidated financial statements other than the matters discussed below. The material amounts of any legal fees expected to be incurred in connection with these matters are accrued when such amounts are estimable.
Delta-T Matters
GPS was the contractor for engineering, procurement and construction services related to an anhydrous ethanol plant in Carleton, Nebraska (the “Project”). The Project owner was ALTRA Nebraska, LLC (“Altra”). In November 2007, GPS and Altra agreed to a suspension of the Project while Altra sought to obtain financing to complete the Project. By March 2008, financing had not been arranged which terminated the construction contract prior to completion of the Project. In March 2008, GPS filed a mechanic’s lien against the Project in the approximate amount of $23.8 million, which amount included all sums owed to the subcontractors/suppliers of GPS and their subcontractors/suppliers. In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the bankruptcy court and have not been distributed to Altra’s creditors.
Delta-T Corporation (“Delta-T”) was a major subcontractor to GPS on the Project. In January 2009, GPS and Delta-T executed a Project Close-Out Agreement (the “Close-Out”) which settled all contract claims between the parties and included a settlement payment in the amount of $3.5 million that GPS made to Delta-T. In the Close-Out, Delta-T also agreed to prosecute any lien claims against Altra, to assign to GPS the first $3.5 million of any resulting proceeds and to indemnify and defend any claims against GPS related to the Project. In addition, GPS received a guarantee from Delta-T’s parent company in support of the indemnification commitment.
In April 2009, one of the subcontractors to Delta-T received an arbitration award in its favor against Delta-T in the amount of approximately $6.8 million, including approximately $662,000 in interest and $2.3 million identified in the award as amounts applied to other projects (the “Judgment Award”). In April 2009, the subcontractor also filed suit in the District Court of Thayer County, Nebraska, in order to recover its claimed amount of $3.6 million unpaid by Delta-T on the Altra project from a payment bond issued to Altra on behalf of GPS. In December 2009, the Judgment Award was confirmed in federal district court in Florida. In February 2010, the subcontractor amended the amount of its complaint filed in the Nebraska court against the payment bond to $6.8 million, plus interest, to match the amount of the Judgment Award. Delta-T has not paid or satisfied any portion of the award. Management understands that Delta-T has abandoned its defense of the surety company.

The Company intends to vigorously pursue its lien claim against the Altra project as well as to defend this matter for the surety company, to investigate the inclusion of the $2.3 million applied to other projects in the Judgment Award, to demand that Delta-T satisfy its obligations under the Close Out, and/or to enforce the guarantee provided to GPS by Delta-T’s parent company. Due to the early stages of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. It is reasonably possible that resolution of the matters discussed above could result in a loss with a material negative effect on the Company’s consolidated operating results in a future reporting period. However, at this time, management cannot make an estimate of the amount or range of loss, if any, related to these matters. No provision for loss has been recorded in the consolidated financial statements as of January 31, 2011 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of loss can be reasonably estimated by GPS, the impact of the change will be reflected in the consolidated financial statements at that time.
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
Beveragette Ventures LLC
In response to VLI’s lawsuit filed against Beveragette Ventures LLC (“Beveragette”), representing a claim for unpaid invoices, Beveragette, a former customer, filed a counterclaim in the United States District Court for the Middle District of Florida, Fort Myers Division, against VLI on or about September 23, 2010. The causes of action related to orders for product issued by Beveragette to VLI in 2009 and were based on a series of allegations including breach of contract by VLI. Beveragette claimed that it suffered damages in excess of $4 million as a result of lost sales due to the supply by VLI of non-conforming product and also sought punitive damages. In December 2010, the parties settled this matter, with VLI making a settlement payment in the amount of $65,000, and provided each other with a full and final release of all claims. As a result, each lawsuit has been dismissed with prejudice.
NOTE 13 — STOCK-BASED COMPENSATION
The Company has a stock option plan that was established in August 2001 (the “Option Plan”). Under the Option Plan, the Company’s Board of Directors may grant stock options to officers, directors and key employees. Stock options that are granted may be Incentive Stock Options (“ISOs”) or nonqualified stock options” (NSOs”). ISOs granted under the Option Plan shall have an exercise price per share at least equal to the common stock’s fair market value per share at the date of grant, a ten-year term, and typically become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s fair market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Board.
At January 31, 2011, there were 1,047,000 shares of the Company’s common stock reserved for issuance upon the exercise of stock options and warrants.

A summary of stock option activity under the Option Plan for the two years ended January 31, 2011 is presented below:

			Weighted
		Weighted	Average	Weighted
		Average	Remaining	Average
		Exercise	Contract	Fair
	Shares	Price	Term (years)	Value
Outstanding, February 1, 2009	512,000	$8.31	6.48	$4.34
Granted	123,000	$12.77
Exercised	(115,000)	$4.12
Forfeited or expired	(23,000)	$11.00

Outstanding, January 31, 2010	497,000	$10.27	6.47	$5.45
Granted	237,000	$13.46
Exercised	(13,000)	$7.00
Forfeited or expired	(45,000)	$12.64

Outstanding, January 31, 2011	676,000	$11.29	5.78	$5.79

Exercisable, January 31, 2011	439,000	$10.12	5.90	$5.51

A summary of the change in the number of shares of common stock subject to non-vested options to purchase such shares for the two years ended January 31, 2011 is presented below:

		Weighted
		Average
		Fair
	Shares	Value
Non-vested, February 1, 2009	235,000	$5.96
Granted	123,000	$7.21
Vested	(235,000)	$5.83

Non-vested, January 31, 2010	123,000	$7.21
Granted	237,000	$6.31
Vested	(123,000)	$6.96

Non-vested, January 31, 2011	237,000	$6.31

The total intrinsic value amounts for the stock options exercised during the years ended January 31, 2011 and 2010 were $56,000 and $1,186,000, respectively. At January 31, 2011, the aggregate exercise price of outstanding and exercisable stock options exceeded the aggregate market value of the shares of common stock subject to such options by approximately $1,367,000 and $374,000, respectively.
The total fair value amounts for stock options vested during the years ended January 31, 2011 and 2010 were $860,000 and $1,370,000, respectively. Compensation expense amounts recorded in the years ended January 31, 2011 and 2010 were $1,502,000 and $1,040,000, respectively. At January 31, 2011, there was $321,000 in unrecognized compensation cost related to stock options granted under the Option Plan. The end of the period over which the compensation expense for these awards is expected to be recognized is in December 2011.
The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Current guidance provided by the SEC permits the use of a “simplified method” in developing the estimates of the expected terms of “plain-vanilla’’ share options under certain circumstances, including situations where a company having historical stock option exercise experience that is insufficient to provide a reasonable basis upon which to estimate expected terms. The Company utilizes the simplified method to estimate the expected terms of its stock option awards.

The fair value amounts per share of options to purchase shares of the Company’s common stock awarded during the fiscal years ended January 31, 2011 and 2010 were determined at the dates of grant using the following weighted-average assumptions:

	2011	2010
Risk-free interest rate	3.41%	3.19%
Expected volatility	62.03%	62.74%
Expected life	3.65 years	5.28 years
Dividend yield	—%	—%
The Company also has outstanding warrants to purchase 163,000 shares of the Company’s common stock as of January 31, 2011, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement of common stock in April 2003 to three individuals who became the executive officers of the Company upon completion of the offering and also to an investment advisory firm. A director of the Company is the chief executive officer of the investment advisory firm and related party, MSR Advisors, Inc. The fair value of the issued warrants of $849,000 was recognized as offering costs. All warrants are exercisable and expire in December 2012.
The Company also has 401(k) Savings Plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense for these defined contribution plans totaled approximately $42,000 and $37,000 for continuing operations for the years ended January 31, 2011 and 2010, respectively.
NOTE 14 — INCOME TAXES
The components of the Company’s income tax expense related to continuing operations for the years ended January 31, 2011 and 2010 are presented below:

	2011	2010
Current:
Federal	$5,264,000	$3,426,000
State	1,363,000	774,000

	6,627,000	4,200,000

Deferred:
Federal	365,000	240,000
State	45,000	68,000

	410,000	308,000

Income tax expense	$7,037,000	$4,508,000

The actual income tax expense amounts for the years ended January 31, 2011 and 2010 differed from the “expected” tax amounts computed by applying the U.S. Federal corporate income tax rate of 34% to income from continuing operations before income taxes as presented below:

	2011	2010

Computed “expected” income tax	$5,795,000	$4,355,000
Increase (decrease) resulting from:
State income taxes, net	944,000	579,000
Permanent differences	(40,000)	(455,000)
True-up adjustments	338,000	29,000

Income tax expense	$7,037,000	$4,508,000

The favorable net tax effect of permanent items for the year ended January 31, 2010 reflects primarily the estimated domestic manufacturing deduction. The favorable income tax effect of this deduction for the current year was offset by compensation expense amounts not deductible for income tax reporting purposes. During the year ended January 31, 2011, the Company also recorded unfavorable return-to-provision true-up adjustments that related to income tax returns for various prior year periods.

As of January 31, 2011, accrued expenses included income tax amounts payable related to continuing operations of approximately $4.4 million. As of January 31, 2010, other current assets included refundable income taxes related to continuing operations of approximately $1.5 million.
The Company’s consolidated balance sheets as of January 31, 2011 and 2010 included net deferred tax assets related to continuing operations in the amounts of $1.1 million and $1.6 million, respectively, resulting from future deductible temporary differences. The Company’s ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.
The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of January 31, 2011 and 2010 are presented below:

	2011	2010
Assets:
Purchased intangibles	$1,698,000	$1,862,000
Accrued incentive compensation	78,000	363,000
Stock options	1,359,000	938,000
Other	124,000	325,000

	3,259,000	3,488,000

Liabilities:
Property and equipment	(413,000)	(425,000)
Purchased intangibles	(1,661,000)	(1,403,000)
Other	(95,000)	(38,000)

	(2,169,000)	(1,866,000)

Net deferred tax assets	$1,090,000	$1,622,000

The Company is subject to income taxes in the United States and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2007. The Company incurred tax penalties in the total amount of approximately $25,000 that are included in selling, general and administrative expenses for the year ended January 31, 2011; there were no tax penalties for the prior year. Tax interest, if material, would be included in income tax expense.
NOTE 15 — NET INCOME (LOSS) PER SHARE
Basic income (loss) per share amounts for the years ended January 31, 2011 and 2010 were computed by dividing net income (loss) by the weighted average number of shares of common stock that were outstanding during the applicable year.
Diluted income per share amounts for the years ended January 31, 2011 and 2010 were computed by dividing the net income amounts by the weighted average number of outstanding common shares for the applicable year plus 116,000 shares and 241,000 shares representing the total dilutive effects of outstanding stock options and warrants during the years, respectively. The diluted weighted average number of shares outstanding for the years ended January 31, 2011 and 2010 excluded the effects of options to purchase approximately 491,000 and 68,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable year.
Diluted loss per share amounts for the years ended January 31, 2011 and 2010 were computed by dividing the net loss amounts by the weighted average number of outstanding common shares for the applicable year. The effects of outstanding options and warrants to purchase shares of common stock were not reflected as the net losses made these common stock equivalents anti-dilutive for the years.

NOTE 16 — MAJOR CUSTOMERS
During the year ended January 31, 2011, the majority of the Company’s net revenues from continuing operations related to engineering, procurement and construction services that were provided by GPS to the power industry. Net revenues from power industry services accounted for approximately 96% of consolidated net revenues from continuing operations for the year ended January 31, 2011. The Company’s most significant customer relationships included three power industry service customers which accounted for approximately 56%, 22% and 17%, respectively, of consolidated net revenues from continuing operations for the year. SMC, which provides infrastructure services to telecommunications and utility customers as well as to the federal government, accounted for approximately 4% of consolidated net revenues from continuing operations for the year.
Net revenues from power industry services also accounted for approximately 96% of consolidated net revenues from continuing operations for the year ended January 31, 2010. The Company’s most significant customer relationship included one power industry service customer which accounted for approximately 93% of consolidated net revenues from continuing operations for the year ended January 31, 2010. SMC accounted for approximately 4% of consolidated net revenues from continuing operations for the year.
NOTE 17 — SUPPLEMENTAL FINANCIAL INFORMATION
The amounts of cash paid for interest and income taxes for the years ended January 31, 2011 and 2010 are presented below:

	2011	2010
Income taxes	$1,777,000	$8,097,000

Interest	$35,000	$184,000

Certain sales-type taxes that are assessed by government authorities and collected from customers are included in cost of revenues. Accordingly, these amounts are considered contract costs in the performance of percentage-of-completion calculations and the determination of net revenues. The amounts of such costs were $484,000 and $7.5 million for the fiscal years ended January 31, 2011 and 2010, respectively.
Accrued liabilities as of January 31, 2011 included accrued income taxes, accrued incentive cash compensation and accrued purchase price in the amounts of $4.4 million, $2.8 million and $1.6 million, respectively. As of January 31, 2010, accrued liabilities included comparable amounts for accrued incentive compensation and accrued purchase price of $2.5 million and $1.6 million, respectively. The Company did not have accrued income taxes payable at January 31, 2010.

NOTE 18 — SEGMENT REPORTING
Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries — GPS and SMC, respectively.
Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the years ended January 31, 2011 and 2010. The “Other” column includes the Company’s corporate and unallocated expenses.
Fiscal Year Ended January 31, 2011

	Power	Telecom
	Industry	Infrastructure
	Services	Services	Other	Consolidated
Net revenues	$174,938,000	$7,654,000	$—	$182,592,000
Cost of revenues	146,976,000	6,493,000	—	153,469,000

Gross profit	27,962,000	1,161,000	—	29,123,000
Selling, general and administrative expenses	6,434,000	1,537,000	4,158,000	12,129,000

Income (loss) from operations	21,528,000	(376,000)	(4,158,000)	16,994,000
Interest expense	(35,000)	—	—	(35,000)
Investment income	58,000	—	27,000	85,000

Income (loss) from continuing operations before income taxes	$21,551,000	$(376,000)	$(4,131,000)	17,044,000

Income tax expense				(7,037,000)

Income from continuing operations				$10,007,000

Amortization of purchased intangible assets	$350,000	$—	$—	$350,000

Depreciation and other amortization	$287,000	$351,000	$4,000	$642,000

Fixed asset additions	$243,000	$256,000	$2,000	$501,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$92,578,000	$1,603,000	$29,382,000	$123,563,000

Fiscal Year Ended January 31, 2010

	Power	Telecom
	Industry	Infrastructure
	Services	Services	Other	Consolidated
Net revenues	$209,814,000	$8,517,000	$—	$218,331,000
Cost of revenues	188,983,000	6,629,000	—	195,612,000

Gross profit	20,831,000	1,888,000	—	22,719,000
Selling, general and administrative expenses	6,410,000	1,703,000	3,886,000	11,999,000

Income (loss) from operations	14,421,000	185,000	(3,886,000)	10,720,000
Interest expense	(173,000)	—	(11,000)	(184,000)
Investment income	80,000	—	28,000	108,000
Equity in the earnings of GRP	1,288,000	—	—	1,288,000
Gain from bargain purchase	877,000	—	—	877,000

Income (loss) from continuing operations before income taxes	$16,493,000	$185,000	$(3,869,000)	12,809,000

Income tax expense				(4,508,000)

Income from continuing operations				$8,301,000

Amortization of purchased intangible assets	$350,000	$—	$—	$350,000

Depreciation and other amortization	$200,000	$411,000	$6,000	$617,000

Fixed asset additions	$21,000	$167,000	$11,000	$199,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$77,914,000	$2,864,000	$33,070,000	$113,848,000

NOTE 19 — SUBSEQUENT EVENTS
In March 2011, VLI sold substantially all of its assets to an unrelated party. This transaction is discussed in Note 4 to the accompanying consolidated financial statements.