Form 10-Q
period 2011-04-30
ARGAN INC
filed 2011-06-13
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2011
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
Common stock, $0.15 par value, 13,601,994 shares at June 8, 2011

ARGAN, INC. AND SUBSIDIARIES
INDEX

ARGAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2011	January 31, 2011
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$78,906,000	$83,292,000
Restricted cash	—	1,243,000
Accounts receivable, net of allowance for doubtful accounts	5,712,000	13,099,000
Costs and estimated earnings in excess of billings	421,000	1,443,000
Deferred income tax assets	417,000	91,000
Prepaid expenses and other current assets	1,364,000	520,000
Assets held for sale	780,000	6,354,000

TOTAL CURRENT ASSETS	87,600,000	106,042,000
Property and equipment, net of accumulated depreciation	1,370,000	1,478,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization and impairment losses	2,821,000	2,908,000
Deferred income tax assets	995,000	999,000
Other assets	20,000	14,000
Assets held for sale	226,000	625,000

TOTAL ASSETS	$111,508,000	$130,542,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,513,000	$8,555,000
Accrued expenses	4,878,000	13,035,000
Billings in excess of costs and estimated earnings	2,566,000	9,916,000
Liabilities related to assets held for sale	43,000	1,362,000

TOTAL CURRENT LIABILITIES	13,000,000	32,868,000
Other liabilities	28,000	29,000

TOTAL LIABILITIES	13,028,000	32,897,000

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 13,605,227 and 13,602,227 shares issued at April 30 and January 31, 2011, and 13,601,994 and 13,598,994 shares outstanding at April 30 and January 31, 2011	2,041,000	2,040,000
Warrants outstanding	601,000	601,000
Additional paid-in capital	88,789,000	88,561,000
Retained earnings	7,082,000	6,476,000
Treasury stock, at cost — 3,233 shares at April 30 and January 31, 2011	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	98,480,000	97,645,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,508,000	$130,542,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended April 30,
	2011	2010

Net revenues
Power industry services	$14,019,000	$51,396,000
Telecommunications infrastructure services	1,974,000	1,838,000

Net revenues	15,993,000	53,234,000
Cost of revenues
Power industry services	10,481,000	44,667,000
Telecommunications infrastructure services	1,614,000	1,793,000

Cost of revenues	12,095,000	46,460,000

Gross profit	3,898,000	6,774,000
Selling, general and administrative expenses	2,759,000	3,034,000

	1,139,000	3,740,000
Interest expense	—	(14,000)
Investment income	22,000	12,000

Income from continuing operations before income taxes	1,161,000	3,738,000
Income tax expense	416,000	1,383,000

Income from continuing operations	745,000	2,355,000

Discontinued operations
Loss on discontinued operations (including gain on disposal of $152,000 in 2011)	(65,000)	(526,000)
Income tax (expense) benefit	(74,000)	194,000

Loss on discontinued operations	(139,000)	(332,000)

Net income	$606,000	$2,023,000

Earnings per share:
Continuing operations
Basic	$0.05	$0.17

Diluted	$0.05	$0.17

Discontinued operations
Basic	$(0.01)	$(0.02)

Diluted	$(0.01)	$(0.02)

Net income
Basic	$0.04	$0.15

Diluted	$0.04	$0.15

Weighted average number of shares outstanding:
Basic	13,601,000	13,584,000

Diluted	13,679,000	13,790,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$606,000	$2,023,000
Removal of loss on discontinued operations	139,000	332,000

Income from continuing operations	745,000	2,355,000
Adjustments to reconcile income from continuing operations to net cash used in continuing operating activities:
Deferred income tax expense	14,000	355,000
Stock option compensation expense	211,000	320,000
Amortization of purchased intangibles	87,000	87,000
Depreciation and other amortization	117,000	168,000
Changes in operating assets and liabilities:
Restricted cash	1,243,000	—
Accounts receivable	7,387,000	(9,053,000)
Costs and estimated earnings in excess of billings	1,022,000	766,000
Prepaid expenses and other assets	(850,000)	972,000
Accounts payable and accrued expenses	(8,155,000)	(985,000)
Billings in excess of costs and estimated earnings	(7,350,000)	2,557,000

Net cash used in continuing operating activities	(5,529,000)	(2,458,000)
Net cash (used in) provided by discontinued operating activities	(235,000)	199,000

Net cash used in operating activities	(5,764,000)	(2,259,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(9,000)	(160,000)

Net cash used in investing activities of continuing operations	(9,000)	(160,000)
Net cash provided by investing activities of discontinued operations	1,369,000	—

Net cash provided by (used in) investing activities	1,360,000	(160,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options and warrants	18,000	35,000
Principal payments on long-term debt	—	(500,000)

Net cash provided by (used in) financing activities of continuing operations	18,000	(465,000)
Net cash provided by financing activities of discontinued operations	—	—

Net cash provided by (used in) financing activities	18,000	(465,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,386,000)	(2,884,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,292,000	66,153,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$78,906,000	$63,269,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest and income taxes:
Interest	$—	$14,000

Income taxes	$2,227,000	$62,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provide the substantial portion of consolidated net revenues, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. Through SMC, the Company provides telecommunications infrastructure services including project management, construction, installation and maintenance to commercial, local government and federal government customers primarily in the Mid-Atlantic region. Each of the wholly-owned subsidiaries represents a separate reportable segment. Argan also conducted discontinued operations during the three months ended April 30, 2011 and 2010 that are discussed in Note 2 to the accompanying condensed consolidated financial statements.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Argan and its wholly owned subsidiaries. The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of April 30, 2011, the condensed consolidated statements of operations for the three months ended April 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended April 30, 2011 and 2010 are unaudited. The condensed consolidated balance sheet as of January 31, 2011 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2011 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto (including the summary of significant accounting policies), and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2011 on April 14, 2011.
Fair Values
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

The carrying value amounts of the Company’s cash and cash equivalents, restricted cash, accounts receivable, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value of business segments (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using an average of valuations based on market multiples and discounted cash flows, and consideration of our market capitalization.
New disclosures and clarifications of existing disclosures required by Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, which provided amendments to Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures — Overall Subtopic, became effective for the Company’s interim and annual reporting periods beginning February 1, 2010, except for certain Level 3 activity disclosures. A disaggregation requirement for the reconciliation disclosure of Level 3 measurements became effective for the Company on February 1, 2011. This enhanced disclosure requirement did not materially affect the Company’s condensed consolidated financial statements.
NOTE 2 — DISPOSITION OF DISCONTINUED OPERATIONS
On March 11, 2011, Vitarich Laboratories, Inc. (“VLI”), a wholly owned subsidiary representing the Company’s nutritional products business segment, completed the sale of substantially all of its assets (the “Asset Sale”) to NBTY Florida, Inc. (“NBTY”). The Asset Sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by NBTY of certain trade payables and accrued expenses of VLI. NBTY also assumed the remaining minimum lease obligations related to VLI’s office, warehouse and manufacturing facilities which totaled approximately $400,000 as of the sale date. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI will be paid from the escrow amount (i) the cost of all pre-closing inventory sold, used or consumed within nine months of the closing, and (ii) the amounts of all pre-closing accounts receivable of VLI that are collected by September 30, 2011. After September 30, 2011, all uncollected accounts receivable will be transferred back to VLI at no cost. At the end of nine months of the closing, all money still held in the escrow account will be returned to NBTY. In April 2011, VLI received cash proceeds from the escrow account in the amount of $603,000 relating primarily to the collection of accounts receivable. Amounts received from the escrow account are recorded as proceeds upon receipt.
The financial results of this business have been presented as discontinued operations in the accompanying condensed consolidated financial statements. The net revenues of the discontinued operations for the three months ended April 30, 2011 and 2010 were $1.5 million and $2.7 million, respectively. Including the gain recorded in connection with the disposition in the amount of $152,000, the Company incurred a loss on discontinued operations in the amount of $139,000 for the three months ended April 30, 201l. For the three months ended April 30, 2010, the Company incurred a loss from discontinued operations of $332,000.
Assets and liabilities of the discontinued operations classified as held for sale as of April 30 and January 31, 2011 included the following amounts:

	April 30,	January 31,
	2011	2011
Accounts receivable, net	$—	$1,197,000
Inventories, net	—	1,086,000
Refundable income taxes	—	3,044,000
Deferred tax and other assets	780,000	1,027,000

Total current assets	780,000	6,354,000

Property, machinery and equipment	—	—
Deferred tax and other assets	226,000	625,000

Total noncurrent assets	226,000	625,000

Total assets held for sale	$1,006,000	$6,979,000

Accounts payable	$33,000	$906,000
Accrued expenses	10,000	456,000

Total current liabilities	43,000	1,362,000
Total noncurrent liabilities	—	—

Total liabilities related to assets held for sale	$43,000	$1,362,000

Assets held for sale at April 30, 2011 primarily included deferred tax assets relating to the additional tax loss expected to be recognized on the disposition and certain inventory items that remain available for sale and that are fully reserved.
NOTE 3 — CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The Company holds cash on deposit at Bank of America (the “Bank”) in excess of federally insured limits. Management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk.
Pursuant to the requirements of an amended and restated engineering, procurement and construction contract executed in May 2010, GPS established a separate bank account which was used to pay the costs defined as “reimbursable costs” that were incurred on the related construction project and to receive cost reimbursement payments from the project owner. The amount of cash restricted for such purpose was approximately $1.2 million at January 31, 2011. During the quarter ended April 30, 2011, GPS completed the project and the funds in this account were released from restriction.
NOTE 4 — ACCOUNTS RECEIVABLE; COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
The timing of billings to customers under construction-type contracts varies based on individual contracts and often differs from the periods in which net revenues are recognized. The amounts of costs and estimated earnings in excess of billings are expected to be billed and collected in the normal course of business. The amounts of construction contract retainages included in accounts receivable at April 30, 2011 and January 31, 2011 were approximately $4.2 million and $3.9 million, respectively. The lengths of retention periods may vary, but for material amounts they typically range between nine months and two years.
The allowance for doubtful accounts at both April 30, 2011 and January 31, 2011 was $5.5 million. In fiscal year 2010, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance, without any effect on income, to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the remaining account receivable amount was fully reserved. The amounts of the provision for accounts receivable losses for the three months ended April 30, 2011 and 2010 were not material.
NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment at April 30, 2011 and January 31, 2011 consisted of the following:

	April 30,	January 31,
	2011	2011
Leasehold improvements	$208,000	$208,000
Machinery and equipment	2,520,000	2,511,000
Trucks and other vehicles	1,738,000	1,738,000

	4,466,000	4,457,000
Less — accumulated depreciation	(3,096,000)	(2,979,000)

Property and equipment, net	$1,370,000	$1,478,000

Depreciation expense related to continuing operations for property and equipment was $117,000 and $145,000 for the three months ended April 30, 2011 and 2010, respectively. The costs of maintenance and repairs for continuing operations totaled $53,000 and $138,000 for the three months ended April 30, 2011 and 2010, respectively.
The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. It incurred total rent expense for continuing operations in the amounts of $131,000 and $2,121,000 for the three months ended April 30, 2011 and 2010, respectively.

NOTE 6 — INTANGIBLE ASSETS
The Company’s intangible assets consisted of the following amounts at April 30, 2011 and January 31, 2011:

		April 30, 2011			January 31,
	Estimated	Gross			2011
	Useful	Carrying	Accumulated	Net	Net
	Life	Amount	Amortization	Amount	Amount
Intangible assets being amortized:
Non-compete agreements — GPS	5 years	$534,000	$469,000	$65,000	$91,000
Trade name — GPS	15 years	3,643,000	1,068,000	2,575,000	2,636,000

Intangible asset not being amortized:
Trade name — SMC	Indefinite	181,000	—	181,000	181,000

Total intangible assets		$4,358,000	$1,537,000	$2,821,000	$2,908,000

Goodwill — GPS	Indefinite	$18,476,000	$—	$18,476,000	$18,476,000

Amortization expense totaled $87,000 for both the three month periods ended April 30, 2011 and 2010.
NOTE 7 — ACCRUED LIABILITIES
Accrued liabilities as of April 30, 2011 included accrued professional fees, accrued purchase price for GRP, and accrued incentive cash compensation in the amounts of $1,047,000, $1,600,000 and $272,000, respectively. As of January 31, 2011, accrued liabilities included comparable amounts of $944,000, $1,600,000 and $2,760,000, respectively.
NOTE 8 — FINANCING ARRANGEMENTS
The Company has financing arrangements with the Bank. The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2013, with interest at LIBOR plus 2.25%. We may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. The amended financing arrangements also covered a term loan in the amount of $8.0 million, with interest at LIBOR plus 3.25%, that was repaid during the year ended January 31, 2011. We used the funds borrowed from the Bank in the acquisition of GPS. Interest expense related to this term loan was $14,000 for the three months ended April 30, 2010.
The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends (using a rolling 12-month period) including covenants that (1) the ratio of total funded debt to EBITDA not exceed 2 to 1, (2) the fixed charge coverage ratio be not less than 1.25 to 1, and (3) the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent is required for acquisitions and divestitures. The Company has pledged the majority of its assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, management would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of any outstanding senior debt. At April 30, 2011 and January 31, 2011, the Company was in compliance with the financial covenants of its amended financing arrangements.

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
A summary of stock option activity under the Option Plan for the three months ended April 30, 2011 is presented below:

			Weighted
		Weighted	Average	Weighted
		Average	Remaining	Average
		Exercise	Contract	Fair
Options	Shares	Price	Term (Years)	Value
Outstanding, January 31, 2011	676,000	$11.29	5.78	$5.79
Granted	72,000	$8.97
Forfeited	(3,000)	$12.43
Exercised	(3,000)	$5.90

Outstanding, April 30, 2011	742,000	$11.09	5.63	$5.63

Exercisable, April 30, 2011	610,000	$11.56	5.38	$5.92

Exercisable, January 31, 2011	439,000	$10.12	5.90	$5.51

A summary of the change in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2011 is presented below:

		Weighted
		Average
	Shares	Fair Value
Nonvested, January 31, 2011	237,000	$6.31
Granted	72,000	$4.04
Vested	(177,000)	$6.92

Nonvested, April 30, 2011	132,000	$4.24

Compensation expense amounts related to stock options were $211,000 and $320,000 for the three months ended April 30, 2011 and 2010, respectively. At April 30, 2011, there was $400,000 in unrecognized compensation cost related to stock options granted under the Option Plan. The Company expects to recognize the compensation expense for these awards within the next twelve months. The total intrinsic value of the stock options exercised during the three months ended April 30, 2011 was approximately $10,000. At April 30, 2011, the aggregate exercise price of outstanding and exercisable stock options exceeded the aggregate market value of the shares of common stock subject to such options by approximately $1,250,000 and $1,317,000, respectively.
The fair value of each stock option granted in the three-month period ended April 30, 2011 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Three Months
Ended April 30,
2011
Dividend yield	—
Expected volatility	57.60%
Risk-free interest rate	3.42%
Expected life in years	3.69
The Company also has outstanding warrants to purchase 163,000 shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003. The warrants were issued to three individuals who became the executive officers of the Company upon completion of the offering and to an investment advisory firm. A director of the Company is also the chief executive officer of the investment advisory firm. All warrants are currently exercisable and will expire in December 2012.

At April 30, 2011, there were 1,044,000 shares of the Company’s common stock available for issuance upon the exercise of stock options and warrants, including 140,000 shares of the Company’s common stock available for awards under the Option Plan.
NOTE 10 — INCOME TAXES
The Company’s income tax expense amounts related to continuing operations for the three months ended April 30, 2011 and 2010 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 34% to the income from continuing operations before income taxes as shown in the table below.

	Three Months Ended April 30,
	2011	2010

Computed expected income tax expense	$395,000	$1,271,000
State income taxes, net of federal tax benefit	31,000	192,000
Permanent differences, net	10,000	(80,000)
Other, net	(20,000)	—

	$416,000	$1,383,000

For the three months ended April 30, 2010, the favorable tax effects of permanent differences relate primarily to the tax benefit of the domestic manufacturing deduction for the period.
As of April 30, 2011, prepaid expenses and other assets included prepaid income taxes related to continuing operations in the amount of approximately $724,000. As of January 31, 2011, accrued expenses included income tax amounts payable related to continuing operations of approximately $4,359,000. The Company’s consolidated balance sheets as of April 30 and January 31, 2011 included net deferred tax assets related to continuing operations in the amounts of $1,412,000 and $1,090,000, respectively, resulting from future deductible temporary differences. The Company’s ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.
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
NOTE 11 — INCOME (LOSS) PER SHARE
Basic income (loss) per share amounts for the three months ended April 30, 2011 and 2010 were computed by dividing income (loss) by the weighted average number of shares of common stock that were outstanding during the applicable period.
Diluted income per share amounts for the three months ended April 30, 2011 and 2010 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 78,000 shares and 206,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended April 30, 2011 and 2010 excluded the effects of options to purchase approximately 615,000 and 148,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable period. Diluted loss per share amounts for the three months ended April 30, 2011 and 2010 were computed by dividing the loss amounts by the weighted average number of outstanding common shares for the applicable period. The effects of outstanding options and warrants to purchase shares of common stock were not reflected in the computations as the losses made these common stock equivalents anti-dilutive for the periods.

NOTE 12 — LEGAL CONTINGENCIES
In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings may have a material effect on the Company’s condensed consolidated financial statements other than the matters discussed below. The material amounts of any legal fees expected to be incurred in connection with these matters are accrued when such amounts are estimable.
Altra Matters
GPS was the contractor for engineering, procurement and construction services related to an anhydrous ethanol plant in Carleton, Nebraska (the “Project”). The Project owner was ALTRA Nebraska, LLC (“Altra”). In November 2007, GPS and Altra agreed to a suspension of the Project while Altra sought to obtain financing to complete the Project. By March 2008, financing had not been arranged which terminated the construction contract prior to completion of the Project. In March 2008, GPS filed a mechanic’s lien against the Project in the approximate amount of $23.8 million, which amount included all sums owed to the subcontractors/suppliers of GPS and their subcontractors/suppliers. Several other claimants have also filed mechanic’s liens against the Project. In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the court and have not been distributed to Altra’s creditors. The court has separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. The court has scheduled the trial relating to the first phase for July 2011.
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
In April 2009, one of the subcontractors to Delta-T received an arbitration award in its favor against Delta-T in the amount of approximately $6.8 million, including approximately $662,000 in interest and $2.3 million identified in the award as amounts applied to other projects (the “Judgment Award”). In April 2009, the subcontractor also filed suit in the District Court of Thayer County, Nebraska, in order to recover its claimed amount of $3.6 million unpaid by Delta-T on the Altra project from a payment bond issued to Altra on behalf of GPS. In December 2009, the Judgment Award was confirmed in federal district court in Florida. In February 2010, the subcontractor amended the amount of its complaint filed in the Nebraska court against the payment bond to $6.8 million, plus interest, to match the amount of the Judgment Award. Delta-T has not paid or satisfied any portion of the award and it has abandoned its defense of the surety company. The parties are currently engaged in the discovery phase of this litigation.
The Company intends to vigorously pursue its lien claim against the Altra project as well as to defend this matter for the surety company, to investigate the inclusion of the $2.3 million applied to other projects in the Judgment Award, to demand that Delta-T satisfy its obligations under the Close Out, and/or to enforce the guarantee provided to GPS by Delta-T’s parent company. Due to the early stages of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. It is reasonably possible that resolution of the matters discussed above could result in a loss with a material negative effect on the Company’s consolidated operating results in a future reporting period. However, at this time, management cannot make an estimate of the amount or range of loss, if any, related to these matters. No provision for loss has been recorded in the condensed consolidated financial statements as of April 30, 2011 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of loss can be reasonably estimated by GPS, the impact of the change will be reflected in the consolidated financial statements at that time.
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
NOTE 13 — MAJOR CUSTOMERS
During the three months ended April 30, 2011 and 2010, the majority of the Company’s net revenues from continuing operations related to engineering, procurement and construction services that were provided by GPS to the power industry. Net revenues from power industry services accounted for approximately 88% and 97% of consolidated net revenues from continuing operations for the three months ended April 30, 2011 and 2010, respectively. SMC, which provides infrastructure services to telecommunications and utility customers as well as to the federal government, accounted for approximately 12% and 3% of consolidated net revenues from continuing operations for the periods, respectively.
The Company’s significant customer relationships during the current quarter included two power industry service customers which accounted for approximately 64% and 14%, respectively, of consolidated net revenues from continuing operations for the period. The Company’s significant customer relationships for the three months ended April 30, 2010 also included two power industry service customers which accounted for approximately 71% and 25% of consolidated net revenues from continuing operations, respectively.
NOTE 14 — SEGMENT REPORTING
The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries — GPS and SMC, respectively.
Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended April 30, 2011. The “Other” column includes the Company’s corporate and unallocated expenses.

		Telecom
	Power Industry	Infrastructure
Three Months Ended April 30, 2011	Services	Services	Other	Consolidated
Net revenues	$14,019,000	$1,974,000	$—	$15,993,000
Cost of revenues	10,481,000	1,614,000	—	12,095,000

Gross profit	3,538,000	360,000	—	3,898,000
Selling, general and administrative expenses	1,413,000	397,000	949,000	2,759,000

Income (loss) from operations	2,125,000	(37,000)	(949,000)	1,139,000
Investment income	15,000	—	7,000	22,000

Income (loss) before income taxes	$2,140,000	$(37,000)	$(942,000)	1,161,000

Income tax expense				416,000

Income from continuing operations				$745,000

Amortization of purchased intangibles	$87,000	$—	$—	$87,000

Depreciation and other amortization	$49,000	$67,000	$1,000	$117,000

Fixed asset additions	$—	$5,000	$4,000	$9,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$80,839,000	$2,255,000	$27,408,000	$110,502,000

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended April 30, 2010. As above, the “Other” column includes the Company’s corporate and unallocated expenses.

		Telecom
	Power Industry	Infrastructure
Three Months Ended April 30, 2010	Services	Services	Other	Consolidated
Net revenues	$51,396,000	$1,838,000	$—	$53,234,000
Cost of revenues	44,667,000	1,793,000	—	46,460,000

Gross profit	6,729,000	45,000	—	6,774,000
Selling, general and administrative expenses	1,445,000	501,000	1,088,000	3,034,000

Income (loss) from operations	5,284,000	(456,000)	(1,088,000)	3,740,000
Interest expense	(14,000)	—	—	(14,000)
Investment income	9,000	—	3,000	12,000

Income (loss) before income taxes	$5,279,000	$(456,000)	$(1,085,000)	3,738,000

Income tax expense				1,383,000

Income from continuing operations				$2,355,000

Amortization of purchased intangibles	$87,000	$—	$—	$87,000

Depreciation and other amortization	$67,000	$100,000	$1,000	$168,000

Fixed asset additions	$141,000	$22,000	$—	$163,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$84,883,000	$2,388,000	$30,560,000	$117,831,000

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) as of April 30, 2011, and the results of operations for the three months ended April 30, 2011 and 2010, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 that was filed with the Securities and Exchange Commission on April 14, 2011 (the “2011 Annual Report”).
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future net revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. These forward-looking statements involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our 2011 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business Description
We conduct continuing operations through our wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) that we acquired in December 2006 and Southern Maryland Cable, Inc. (“SMC”) that we acquired in July 2003. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly owned subsidiaries represents a separate reportable segment — power industry services and telecommunications infrastructure services, respectively. Argan is a holding company with no operations other than its investments in GPS and SMC. At April 30, 2011, there were no restrictions with respect to inter-company payments from GPS or SMC to Argan.
Overview and Outlook
For the three months ended April 30, 2011 (the first quarter of our fiscal year 2012), consolidated net revenues from continuing operations were $16.0 million which represented a decrease of $37.2 million from net revenues from continuing operations of $53.2 million for the first quarter of last year. Income from continuing operations for the three months ended April 30, 2011 was $745,000, or $0.05 per diluted share. Income from continuing operations was $2.4 million, or $0.17 per diluted share, for the first quarter of last year. Net income for the three months ended April 30, 2011 was $606,000, or $0.04 per diluted share. We reported net income of $2.0 million, or $0.15 per diluted share, for the first quarter of last year.
The significant reduction in consolidated net revenues from continuing operations for the three months ended April 30, 2011, compared with the net revenues from continuing operations for the corresponding period of last year, was due primarily to a decrease of 72.7% in the net revenues of the power industry services business, which represented 87.7% of consolidated net revenues for the current quarter. The net revenues of the telecommunications infrastructure services business increased for the current quarter by 7.4% compared with the first quarter of last year. The current quarter represents a transition for us between major construction projects. As a result, the net revenues of our power industry services business for the current quarter were adversely impacted. During the current quarter, we completed the construction of a gas-fired power plant in Northern California; this major project represented our most significant construction activity for the last two fiscal years. Net revenues recognized on this project represented 56% and 92% of consolidated net revenues from continuing operations for the fiscal years ended January 31, 2011 and 2010, respectively. For the three months ended April 30, 2011 and 2010, net revenues related to this project were approximately 14% and 71% of consolidated net revenues from continuing operations, respectively. We are also nearing the end of the gas-fired power plant construction project in Middletown, Connecticut. This project, which represented approximately 64% of consolidated net revenues from continuing operations for the current quarter, should be completed in the second quarter of fiscal year 2012.

As of April 30, 2011, the value of our construction contract backlog was $293 million compared with a backlog value of $291 million as of January 31, 2011. Over 97% of our current backlog relates to two projects; the design and construction of a wind energy farm in Henry County, Illinois, and a gas-fired electricity peaking facility in Southern California. Substantial commencement of these projects, which should restore a substantial amount of net revenues over the latter three quarters of the current fiscal year, is expected to occur in the second quarter of fiscal year 2012. In May 2011, we received the anticipated full notice to proceed from the project owner in Southern California pursuant to which we will immediately commence substantial activity for the design and construction of an 800 MW, eight-unit simple cycle peaking power plant near Desert Hot Springs, California. The project owner has entered into a long term power supply agreement with Southern California Edison for the output of this facility. The project is scheduled to be completed during the summer of calendar year 2013.
Due to the decrease in the net revenues from continuing operations, gross profit declined by approximately $2.9 million between the quarters. However, our overall gross profit percentage improved to 24.4% for the current quarter from 12.7% for the first quarter last year due to profitability improvements by both the power industry and telecommunications infrastructure services segments. We reduced selling, general and administrative expenses by $275,000, or 9.1%, for the current quarter compared with the comparable expense amount for the prior year. However, income from continuing operations for the three months ended April 30, 2011 declined to $745,000 from $2.4 million for the three months ended April 30, 2010. Cash and cash equivalents decreased by $4.4 million during the current quarter to $78.9 million at April 30, 2011 due primarily to the use of $5.5 million cash in continuing operating activities.
Current economic conditions in our country reflect ongoing weakness in employment, housing and, most recently, the manufacturing sector. Stubbornly high unemployment, the depressed state of the housing industry and sluggish manufacturing activity have resulted in reduced construction spending. Affecting us more specifically, these factors have resulted in lower demand for energy which in turn has resulted in power plant operators experiencing less urgency to build new electricity-generating power plants. In addition, the significant instability in the financial markets may be continuing to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. The sharp reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment. Many known competitors are reducing prices, willing to sacrifice margin in order to keep work crews busy. Other construction companies are entering our sector of the industry looking for new work at low margins.
The power industry has not recovered from the recessionary decline in the demand for power in the United States. As it will likely take at least several years for power consumption to reach 2007 peak levels, existing power plants will continue to operate with spare capacity to produce additional electricity. Despite the reductions in the demand for power, certain regions of the country continued to add power generation facilities over the last several years, wind energy facilities in particular. The combination of new electricity generation plants and excess power generation capacity elsewhere may obviate the need to build power plants during this power demand recovery period.
The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred. For example, wind-powered electricity generation in our country increased during 2010 at a level less than 40% of the level of increase for 2009. The federal government has failed to pass comprehensive energy legislation, including incentives for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. This appears even less likely for the foreseeable future with the 2010 national election resulting in a change in the majority control of the U.S. House of Representatives which does not now appear predisposed to provide government incentives for sources of renewable power. With the fate of renewable energy tax incentives unknown, potential energy project developers and investors are hesitant to make commitments related to new renewable energy generation facilities. Although certain coal-fired power plants have been shut down, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth.
It is likely that this unfavorable energy construction environment will continue to limit the number of new energy plant construction opportunities that we will see through at least a major portion of the remaining current year. In addition, we believe that those new opportunities which do arise will result in fierce competition among bidders.

However, we continue to believe that the long-term prospects for the construction industry are extremely favorable. In fact, recent reports indicate that construction spending is slowly increasing on a sequential monthly basis including wind-energy projects that were suspended during the recession. Since late last year, the monthly Architecture Billings Index, a leading indicator of nonresidential construction activity in the United States looking 6-12 months into the future, has regularly exceeded the threshold for expansion.
Ultimately, we do expect that the negative environmental impact of burning coal, political focus on energy independence and renewed concerns about the safety of nuclear power plants will spur the development of renewable and cleaner gas-fired power generation facilities which should result in new power facility construction opportunities for us in the future. More than half of the states have adopted formal renewable energy portfolio standards and there is federal support for infrastructure spending. These trends should also lead to additional coal plant shutdowns, and an increase in the demand for not only renewable power generation, but new gas-fired power plants as well. It was recently reported that 2010 was the second straight year in which construction did not begin on a single new coal-fired power plant in the United States. Further, during 2010, certain utilities and other power-generating companies in our country announced the retirement of aging, inefficient coal-fired power plants and dropped future plans to build new ones.
We continue to observe interest in gas-fired generation as electric utilities and independent power producers look to diversify their power generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to the completion of more sizeable or controversial projects, will stimulate demand for gas-fired power plants. The projects in Northern California and Connecticut, and the backlog peaking plant project referred to above, are all gas-fired electricity-generation plants. In addition, gas-fired generation of electricity has the potential to complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought on-line quickly to smooth the inherently variable generation pattern of these alternative energy sources. We would also expect power producers to increase future capital spending on gas-fired power plants to take advantage of recent lower natural gas prices and the prospect that these prices may remain stable for some time because of gas field development projects in the United States, as well as potential liquefied natural gas imports. While it is unclear what the future impact of economic conditions might have on the timing or financing of future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the United States and believe our capabilities and expertise will position us as a market leader for these projects.
During this difficult time for our industry, we are focused on the effective and efficient completion of our current construction projects and the control of costs, which we expect to result in favorable profit and cash flow results for the remainder of the current year for us. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects. This approach may result in a low volume of new business bookings until the demand for new power generation facilities and the other construction industry sectors recover fully. In the meantime, we will conserve cash and strive to maintain an overall strong balance sheet.
Although the uncertain economic conditions do impair our forecasting visability to an unusual degree, we remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions. However, such forward-looking statements, by their nature, involve risks and uncertainties, and they should be considered in conjunction with the risk factors included elsewhere in this Quarterly Report on Form 10-Q and in the 2011 Annual Report.
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

On March 11, 2011, we completed the sale of substantially all of the assets of VLI to NBTY Florida, Inc. The asset sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by the purchaser of certain trade payables, accrued expenses and remaining obligations under VLI’s facility leases. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI will be paid from the escrow amount as purchased inventory is used in production or is sold and purchased accounts receivable are collected. At the end of nine months of the closing, all money still held in the escrow account will be returned to the purchaser. In April 2011, VLI received cash proceeds from the escrow account in the amount of $603,000 relating primarily to the collection of accounts receivable. Net of certain other costs and adjustments, we recorded net gain on the sale of assets, before income taxes, in the amount of approximately $152,000.
The assets and liabilities of VLI as of April 30 and January 31, 2011 are classified as held for sale and the financial results of VLI have been presented as discontinued operations in the accompanying condensed consolidated financial statements. The losses on discontinued operations for the three months ended April 30, 2011 and 2010 were $139,000 and $332,000, respectively. Cash used in the discontinued operations of VLI for the three months ended April 30, 2011 was $235,000. For the three months ended April 30, 2010, discontinued operations provided cash in the amount of $199,000.
Comparison of the Results of Operations for the Three Months Ended April 30, 2011 and 2010
The following schedule compares the results of our operations for the three months ended April 30, 2011 and 2010. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding quarter. As analyzed below the schedule, we reported net income of $606,000 for the three months ended April 30, 2011, or $0.04 per diluted share. For the three months ended April 30, 2010, we reported net income of approximately $2,023,000, or $0.15 per diluted share.

	2011		2010
Net revenues
Power industry services	$14,019,000	87.7%	$51,396,000	96.5%
Telecommunications infrastructure services	1,974,000	12.3%	1,838,000	3.5%

Net revenues	15,993,000	100.0%	53,234,000	100.0%

Cost of revenues **
Power industry services	10,481,000	74.8%	44,667,000	86.9%
Telecommunications infrastructure services	1,614,000	81.8%	1,793,000	97.6%

Cost of revenues	12,095,000	75.6%	46,460,000	87.3%

Gross profit	3,898,000	24.4%	6,774,000	12.7%
Selling, general and administrative expenses	2,759,000	17.3%	3,034,000	5.7%

	1,139,000	7.1%	3,740,000	7.0%
Interest expense	—	*	(14,000)	*
Investment income	22,000	*	12,000	*

Income from continuing operations before income taxes	1,161,000	7.3%	3,738,000	7.0%
Income tax expense	416,000	2.6%	1,383,000	2.6%

Income from continuing operations	745,000	4.7%	2,355,000	4.4%
Loss on discontinued operations	139,000	*	332,000	*

Net income	$606,000	3.8%	$2,023,000	3.8%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
The net revenues of the power industry services business decreased by $37.4 million to $14.0 million for the three months ended April 30, 2011 compared with net revenues of $51.4 million for the first quarter last year. The net revenues of this business represented approximately 88% of consolidated net revenues from continuing operations for the three months ended April 30, 2011, and approximately 97% of consolidated net revenues from continuing operations for the three months ended April 30, 2010.

The operating results of the power industry services segment for the current quarter reflected the final activity on this segment’s major project for the last three years as it was completed in April 2011. Net revenues related to this project, a gas-fired power plant located in Northern California, represented 15.6% and 13.7% of power industry services net revenues and consolidated net revenues from continuing operations for the three months ended April 30, 2011, respectively. In the corresponding period last year, the net revenues related to this project represented 73.6% and 71.1% of segment net revenues and consolidated net revenues from continuing operations, respectively. Construction activities related to wind-energy farms also declined in the current quarter compared with the corresponding quarter of last year, from 25.5% of this segment’s net revenues for the three months ended April 30, 2010 to 3.0% of this segment’s net revenues for the three months ended April 30, 2011. Construction activity on the gas-fired peaking plant under construction in Connecticut provided net revenues representing 73.3% and 64.3% of power industry services net revenues and consolidated net revenues from continuing operations for the current quarter, respectively.
Telecommunications Infrastructure Services
Due primarily to the decline in the net revenues of the power industry services business, the net revenues of the telecommunications infrastructure services business, expressed as a percentage of consolidated net revenues from continuing operations, increased to 12% for the current quarter compared to 3% in the first quarter last year. The telecommunications infrastructure services business of SMC is challenged by the depressed state of commercial and residential construction activity in the mid-Atlantic region. However, the net revenues of this segment increased by approximately 7.4% between the quarters due to increased activity for outside premises customers. This segment’s net revenues for the three months ended April 30, 2011 were $2.0 million compared with net revenues of $1.8 million for the three months ended April 30, 2010.
Net revenues related to the performance of outside premises activities increased to approximately 48.7% of this segment’s business for the three months ended April 30, 2011 from approximately 43.6% of this segment’s net revenues for the three months ended April 30, 2010 due primarily to an increase in the amount of work performed under contract with its long-time local electricity cooperative customer. We experienced an increase in the number of work orders for maintenance and repair services issued by and completed pursuant to our master agreement with this customer.
SMC’s second largest customer had a prime contract with the federal government that expired last year. On a subcontractor basis for this customer, we perform inside services at various government installations throughout our region. Nonetheless, the amount of net revenues related to inside plant services held steady in the current quarter compared with the first quarter last year as the group was successful in identifying and winning new sources of work with several new customers.
Cost of Revenues
Due primarily to the decline in consolidated net revenues from continuing operations for the three months ended April 30, 2011 compared with the three months ended April 30, 2010, the corresponding consolidated cost of revenues also declined. These costs were $12.1 million and $46.5 million for the three months ended April 30, 2011 and 2010, respectively. However, the overall gross profit percentage for the current quarter improved to 24.4% from 12.7% for the first quarter last year due primarily to the recognition of final incentive fees in connection with the completion of the major construction project in Northern California. The profit performance of the telecommunications infrastructure services segment also improved substantially in the current quarter; results for the first quarter last year reflected losses recognized on three projects that totaled approximately $149,000.
Selling, General and Administrative Expenses
These costs decreased by $275,000, or 9.1%, to approximately $2.8 million for the current quarter from approximately $3.0 million for the first quarter last year reflecting a reduction in salaries and benefits costs of $190,000 and a decrease in stock option compensation expense of $109,000.
Income Tax Expense
For the three months ended April 30, 2011, we incurred income tax expense related to continuing operations of $416,000 reflecting an estimated annual effective income tax rate of 35.9% which differed from the expected federal income tax rate of 34% due primarily to the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences. For the three months ended April 30, 2010, we incurred income tax expense of $1.4 million related to continuing operations reflecting an effective estimated annual income tax rate of 36.6% which differed from the expected federal income tax rate of 34% due primarily to the effect of state income tax expense offset substantially by the favorable tax effects of permanent differences including the domestic manufacturing deduction.

Liquidity and Capital Resources as of April 30, 2011
The balance of cash and cash equivalents decreased by $4.4 million during the current quarter to a balance of $78.9 million as of April 30, 2011 compared with a balance of $83.3 million as of January 31, 2011. During the first quarter last year, cash and cash equivalents declined by $2.9 million. Consolidated working capital increased during the current quarter to $74.6 million as of April 30, 2011 from approximately $73.2 million as of January 31, 2011. We also have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”). Subsequent to the end of the current quarter, the Bank agreed to extend the expiration date of the line of credit to May 2013.
Despite reporting net income of $606,000 for the current quarter, we used $5.8 million cash in our operating activities, including $235,000 in the operating activities of discontinued operations. With the wind-down of the construction projects in Connecticut and Northern California, we experienced reductions in accounts receivable of $7.4 million, in costs and estimated earnings in excess of billings of $1.0 million, and in the amount of billings in excess of costs and estimated earnings in the amount of $7.4 million, and we paid-down accounts payable and accrued liabilities in the amount of $8.2 million. The completion of the construction project in Northern California resulted in the release of restrictions on the cash balance segregated for this project providing cash in the amount of $1.2 million for the current quarter. The amount of non-cash adjustments to income from continuing operations for the current quarter represented a net source of cash of approximately $429,000, including primarily stock compensation expense of $211,000 and amortization and depreciation of $204,000.
Although we reported net income of approximately $2.0 million for the first quarter last year, we used net cash of $2.3 million in operations. During the prior quarter, the increase in accounts receivable represented a $9.1 million use of cash as activity increased on wind-energy projects. We also used cash during the prior quarter to make payments reducing the amount of accounts payable and accrued liabilities by $985,000. A reduction in the amount of costs and estimated earnings in excess of billings and an increase in the amount of billings in excess of costs and estimated earnings provided a total of approximately $3.3 million in cash during last year’s first quarter. The amount of non-cash adjustments to net income for the quarter represented a net source of cash of $930,000, including deferred tax expense of $355,000, stock compensation expense of $320,000 and depreciation and amortization of $255,000. Discontinued operations provided cash in the amount of $199,000 during the three months ended April 30, 2010.
During the three months ended April 30, 2011, net cash was provided by investing and financing activities in the amounts of $1,360,000 and $18,000, respectively, due primarily to the receipt of cash proceeds from the sale of the assets of VLI and the exercise of stock options.
During the three months ended April 30, 2010, net cash was used in connection with financing activities in the amount of $465,000 as we used cash to make principal payments on long-term debt totaling $500,000, and we received cash proceeds from the exercise of stock warrants and options in the amount of $35,000. Capital expenditures made during last year’s first quarter by continuing operations used $160,000 in net cash.
The financing arrangements with the Bank provide for the measurement at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period) of certain financial covenants, determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At April 30, 2011 and January 31, 2011, we were in compliance with each of these financial covenants. The Bank’s consent is required for acquisitions and divestitures. We have pledged the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable. We did receive the required consent from the Bank in order to complete the disposition of substantially all of the assets of VLI. Subsequent to April 30, 2011, we reached agreement with the Bank on a new amendment to the financing arrangements which extends the expiration date of the revolving line of credit to May 31, 2013 and permits investments or loans in amounts not to exceed $10 million under certain conditions.

At April 30, 2011, most of the balance of cash and cash equivalents was invested in money market funds sponsored by an investment division of the Bank. Our operating and restricted bank accounts are maintained with the Bank. We believe that cash on hand, cash generated from our future operations and funds available under our line of credit will be adequate to meet our general business needs in the foreseeable future without deterioration of working capital. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.
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
The following table presents the determinations of EBITDA for continuing operations for the three months ended April 30, 2011 and 2010:

	2011	2010

Income from continuing operations, as reported	$745,000	$2,355,000
Interest expense	—	14,000
Income tax expense	416,000	1,383,000
Amortization of purchased intangible assets	87,000	87,000
Depreciation and other amortization	117,000	168,000

EBITDA	$1,365,000	$4,007,000

As we believe that our net cash flow from continuing operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in continuing operating activities that are presented in our condensed consolidated statements of cash flows for the three months ended April 30, 2011 and 2010:

	2011	2010

EBITDA	$1,365,000	$4,007,000
Current income tax expense	(402,000)	(1,028,000)
Interest expense	—	(14,000)
Non-cash stock option compensation expense	211,000	320,000
Decrease in restricted cash	1,243,000	—
Decrease (increase) in accounts receivable	7,387,000	(9,053,000)
Change related to the timing of scheduled billings	(6,328,000)	3,323,000
Decrease in accounts payable and accrued liabilities	(8,155,000)	(985,000)
Other, net	(850,000)	972,000

Net cash used in continuing operations	$(5,529,000)	$(2,458,000)

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
A description of the Company’s significant accounting policies, including those discussed below, is included in Note 2 to the Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K for the year ended January 31, 2011.
Revenue Recognition
We enter into construction contracts principally on the basis of competitive bids. The types of contracts may vary and include agreements under which net revenues are based on a fixed-price or cost-plus-fee basis. Net revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Components of fee based on our achievement of certain cost or schedule objectives are included when we believe it is probable that such amounts have been earned. Net revenues from fixed-price construction contracts are recognized on the percentage-of-completion method. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. This requires us to prepare on-going estimates of the costs to complete each contract as the project progresses. In preparing these estimates, we make significant judgments and assumptions concerning our significant costs, including materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors.
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

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price associated with that scope change. The costs associated with a scope change are expensed as incurred and included in the estimated amount of cost to complete the contract. We recognize net revenue equal to cost incurred on an unapproved change order when realization of price approval is probable and the estimated amount is equal to or greater than our cost related to the unapproved change order and the related margin when the change order is formally approved by the customer. Net revenue recognized on an unapproved change order is included in contract costs and estimated earnings in excess of billings in the consolidated balance sheet. Depending on the size of a particular project, variations from estimated project costs could have a significant impact on our operating results for any fiscal quarter or year. Changes to the total estimated contract cost of a fixed-price contract may affect the amount of profit or the extent of loss. We believe our exposure to losses on fixed price contracts is limited by management’s experience in estimating contract costs and in making early identification of unfavorable variances as work progresses.
Goodwill and Other Indefinite-Lived Intangible Assets
In connection with the acquisitions of GPS and SMC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, proprietary formulas, non-compete agreements and trade names. Other than goodwill, most of our purchased intangible assets were determined to have finite useful lives. At February 1, 2011, the beginning of our current fiscal year, the total carrying value of goodwill and the remaining purchased intangible asset with an indefinite life totaled approximately $18.7 million, which represented approximately 14% of consolidated total assets. This amount included $18.5 million in goodwill related to the acquisition of GPS.
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

Deferred Tax Assets
As of April 30 and January 31, 2011, our consolidated balance sheets included net deferred tax assets in the total amounts of $1.4 million and $1.1 million, respectively, resulting from our future deductible temporary differences. In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, we believe that the historically strong earnings performance of our power industry services business segment will continue during the periods in which the applicable temporary income tax differences become deductible. Accordingly, we believe that it is more likely than not that we will realize the benefit of our net deferred tax assets. The amounts of income from operations before income taxes for this business segment were $21.6 million and $16.5 million for the fiscal years ended January 31, 2011 and 2010, respectively.
Stock Options
We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the awards and recognize the corresponding expense amounts over the vesting periods. Options to purchase 237,000 and 123,000 shares of our common stock were awarded during the years ended January 31, 2011 and 2010, respectively, with weighted average fair value per share amounts of $6.31 and $7.21, respectively. Options to purchase 72,000 shares of our common stock were awarded during the three months ended April 30, 2011 with a weighted average fair value per share amount of $4.04. The amounts of compensation expense recorded during the three months ended April 30, 2011 and 2010 related to vesting stock options were $211,000 and $320,000, respectively. We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations which are disclosed in Note 9 to the accompanying condensed consolidated financial statements and include the risk-free interest rate, the expected volatility of the market price of our common stock and the expected life of the stock option. We use the “simplified method” in developing the estimates of the expected lives of stock options, as we believe that our historical stock option exercise experience is insufficient to provide a reasonable basis upon which to estimate expected lives. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards.
Legal Contingencies
As discussed in Note 12 to the accompanying condensed consolidated financial statements, we are involved in several legal matters where litigation has been initiated or claims have been made against us. We intend to vigorously defend ourselves in each case. At this time, we do not believe that a material loss is probable related to any of the current matters discussed therein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the outcomes of these legal matters change, significant losses or additional costs may be recorded.
Adopted and Other Recently Issued Accounting Pronouncements
Included in Note 1 to the accompanying condensed consolidated financial statements is a discussion of accounting pronouncements adopted by us during the three months ended April 30, 2011 that we consider relevant to our condensed consolidated financial statements. There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure not required as we are permitted to use the scaled disclosures for smaller reporting companies for our report on Form 10-Q for the quarter ended April 30, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of April 30, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended April 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Included in Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the three-month period ended April 30, 2011.
In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A.	RISK FACTORS
Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in a period of weak recovery from a significant economic recession and major disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, potential fluctuations in quarterly operating results and a series of risks associated with our power industry services business, among other risks. Before investing in our securities, please consider these and other risks more fully described in our Annual Report on Form 10-K for the year ended January 31, 2011. There have been no material revisions to the risk factors that are described therein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Our future results may also be impacted by other risk factors listed from time to time in our future filings with the Securities and Exchange Commission (the “SEC”), including, but not limited to, our Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Annual Reports on Form 10-K. These documents are available free of charge from the SEC or from our corporate headquarters. Access to these documents is also available on our website. For more information about us and the announcements we make from time to time, you may visit our website at www.arganinc.com.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Title

Exhibit: 10.1	Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated May 31, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A.
Exhibit: 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934
Exhibit: 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934
Exhibit: 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
Exhibit: 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

June 13, 2011	By:	/s/ Rainer H. Bosselmann Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

June 13, 2011	By:	/s/ Arthur F. Trudel Arthur F. Trudel
Senior Vice President, Chief Financial Officer
and Secretary