Form 10-Q
period 2011-07-31
ARGAN INC
filed 2011-09-14
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: Common stock, $0.15 par value, 13,607,994 shares at September 8, 2011.

ARGAN, INC. AND SUBSIDIARIES
INDEX

ARGAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2011	January 31, 2011
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$106,890,000	$83,292,000
Restricted cash	—	1,243,000
Accounts receivable, net of allowance for doubtful accounts	11,367,000	13,099,000
Costs and estimated earnings in excess of billings	560,000	1,443,000
Deferred income tax assets	—	91,000
Prepaid expenses and other assets	3,344,000	520,000
Assets held for sale	695,000	6,354,000

TOTAL CURRENT ASSETS	122,856,000	106,042,000
Property and equipment, net of accumulated depreciation	1,306,000	1,478,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization and impairment losses	2,733,000	2,908,000
Deferred income tax assets	923,000	999,000
Other assets	27,000	14,000
Assets held for sale	204,000	625,000

TOTAL ASSETS	$146,525,000	$130,542,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,700,000	$8,555,000
Accrued expenses	4,914,000	13,035,000
Billings in excess of costs and estimated earnings	26,122,000	9,916,000
Liabilities related to assets held for sale	44,000	1,362,000

TOTAL CURRENT LIABILITIES	45,780,000	32,868,000
Other liabilities	27,000	29,000

TOTAL LIABILITIES	45,807,000	32,897,000

COMMITMENTS AND CONTINGENCIES (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 13,610,227 and 13,602,227 shares issued at July 31 and January 31, 2011, and 13,606,994 and 13,598,994 shares outstanding at July 31 and January 31, 2011	2,042,000	2,040,000
Warrants outstanding	590,000	601,000
Additional paid-in capital	88,967,000	88,561,000
Retained earnings	9,152,000	6,476,000
Treasury stock, at cost — 3,233 shares at July 31 and January 31, 2011	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	100,718,000	97,645,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$146,525,000	$130,542,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Net revenues
Power industry services	$24,390,000	$50,373,000	$38,409,000	$101,769,000
Telecommunications infrastructure services	1,952,000	1,947,000	3,926,000	3,785,000

Net revenues	26,342,000	52,320,000	42,335,000	105,554,000

Cost of revenues
Power industry services	20,078,000	41,902,000	30,559,000	86,569,000
Telecommunications infrastructure services	1,617,000	1,638,000	3,231,000	3,431,000

Cost of revenues	21,695,000	43,540,000	33,790,000	90,000,000

Gross profit	4,647,000	8,780,000	8,545,000	15,554,000
Selling, general and administrative expenses	2,374,000	2,604,000	5,133,000	5,638,000

Income from operations	2,273,000	6,176,000	3,412,000	9,916,000
Interest expense	—	(11,000)	—	(25,000)
Investment income	29,000	20,000	51,000	32,000

Income from continuing operations before income taxes	2,302,000	6,185,000	3,463,000	9,923,000
Income tax expense	782,000	2,228,000	1,198,000	3,611,000

Income from continuing operations	1,520,000	3,957,000	2,265,000	6,312,000

Discontinued operations
Income (loss) on discontinued operations (including gains on disposal of $1,076,000 and $1,228,000 for the three and six months ended July 31, 2011)	874,000	(963,000)	809,000	(1,489,000)
Income tax (expense) benefit	(324,000)	307,000	(398,000)	501,000

Income (loss) on discontinued operations	550,000	(656,000)	411,000	(988,000)

Net income	$2,070,000	$3,301,000	$2,676,000	$5,324,000

Earnings (loss) per share:
Continuing operations
Basic	$0.11	$0.29	$0.17	$0.46

Diluted	$0.11	$0.29	$0.17	$0.46

Discontinued operations
Basic	$0.04	$(0.05)	$0.03	$(0.07)

Diluted	$0.04	$(0.05)	$0.03	$(0.07)

Net income
Basic	$0.15	$0.24	$0.20	$0.39

Diluted	$0.15	$0.24	$0.20	$0.39

Weighted average number of shares outstanding:
Basic	13,603,000	13,593,000	13,602,000	13,589,000

Diluted	13,717,000	13,699,000	13,699,000	13,736,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended July 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,676,000	$5,324,000
Removal of (income) loss on discontinued operations	(411,000)	988,000

Income from continuing operations	2,265,000	6,312,000
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Stock compensation expense	352,000	708,000
Deferred income tax expense	167,000	431,000
Amortization of purchased intangibles	175,000	175,000
Depreciation	231,000	297,000
Other	6,000	67,000
Changes in operating assets and liabilities:
Restricted cash	1,243,000	1,178,000
Accounts receivable	1,724,000	(9,904,000)
Costs and estimated earnings in excess of billings	883,000	4,621,000
Prepaid expenses and other assets	(2,837,000)	1,809,000
Accounts payable and accrued expenses	1,070,000	(6,226,000)
Billings in excess of costs and estimated earnings	16,206,000	7,652,000

Net cash provided by continuing operating activities	21,485,000	7,120,000
Net cash (used in) provided by discontinued operating activities	(316,000)	19,000

Net cash provided by operating activities	21,169,000	7,139,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(59,000)	(267,000)
Net cash provided by investing activities of discontinued operations	2,444,000	4,000

Net cash provided by (used in) investing activities	2,385,000	(263,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	44,000	80,000
Proceeds from warrants exercised	—	23,000
Principal payments on long-term debt	—	(1,000,000)

Net cash provided by (used in) financing activities	44,000	(897,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	23,598,000	5,979,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,292,000	66,153,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$106,890,000	$72,132,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$2,797,000	$590,000

Interest	$—	$25,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provide the substantial portion of consolidated net revenues, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. Through SMC, the Company provides telecommunications infrastructure services including project management, construction, installation and maintenance to commercial, local government and federal government customers primarily in the Mid-Atlantic region. Each of the wholly-owned subsidiaries represents a separate reportable segment. Argan also presents the operations of Vitarich Laboratories, Inc. (“VLI”) as discontinued operations for the three and six months ended July 31, 2011 and 2010 as discussed in Note 2 to the accompanying condensed consolidated financial statements.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Argan and its wholly owned subsidiaries. The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of July 31, 2011, the condensed consolidated statements of operations for the three and six months ended July 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the six months ended July 31, 2011 and 2010 are unaudited. The condensed consolidated balance sheet as of January 31, 2011 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2011 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
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
Fair Values
The provisions of Accounting Standards Codification (“ASC”) topic 820, Fair Value Measurements and Disclosures, apply to all assets and liabilities that are being measured and reported on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The requirements prescribe a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability. Level 2 inputs are market data other than Level 1 inputs that are observable either directly or indirectly including quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

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
In May 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, Fair Value Measurement. The amendments in this update are intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with generally accepted accounting principles in the United States and International Financial Reporting Standards (IFRSs). Certain amendments clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements. The others change certain principles or requirements for measuring fair value or for disclosing information about fair value measurements. The amendments included in this update, which will be effective for interim and annual periods beginning after December 15, 2011, are not expected to have a material effect on the Company’s consolidated financial statements.
NOTE 2 — DISPOSITION OF DISCONTINUED OPERATIONS
VLI, a wholly owned subsidiary representing the Company’s nutritional products business segment, completed the sale of substantially all of its assets (the “Asset Sale”) to NBTY Florida, Inc. (“NBTY”) in March 2011. The Asset Sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by NBTY of certain trade payables and accrued expenses of VLI. NBTY also assumed the remaining minimum lease obligations related to VLI’s office, warehouse and manufacturing facilities which totaled approximately $400,000 as of the sale date. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI is being paid from the escrow amount (i) the cost of all pre-closing inventory sold, used or consumed within nine months of the closing, and (ii) the amounts of all pre-closing accounts receivable of VLI that are collected by September 30, 2011. After September 30, 2011, all uncollected accounts receivable will be transferred back to VLI at no cost. At the end of nine months of the closing, all money still held in the escrow account will be returned to NBTY. During the three and six months ended July 31, 2011, VLI received cash proceeds from the escrow account in the amounts of $1,076,000 and $1,678,000, respectively, relating primarily to the collection of accounts receivable. Amounts received from the escrow account are recorded as proceeds of the Asset Sale upon receipt.
The financial results of this business have been presented as discontinued operations in the accompanying condensed consolidated financial statements. The amount of net revenues of the discontinued operations for the six months ended July 31, 2011 was $1.5 million. The net revenues of the discontinued operations for the three and six months ended July 31, 2010 were $2.2 million and $4.9 million, respectively. Assets and liabilities of the discontinued operations classified as held for sale as of July 31 and January 31, 2011 included the following amounts:

	July 31,	January 31,
	2011	2011
Accounts receivable, net	$—	$1,197,000
Inventories, net	—	1,086,000
Deferred tax and other current assets	695,000	4,071,000

Total current assets	695,000	6,354,000
Deferred tax and other noncurrent assets	204,000	625,000

Total assets held for sale	$899,000	$6,979,000

Accounts payable	$25,000	$906,000
Accrued expenses	19,000	456,000

Total liabilities related to assets held for sale	$44,000	$1,362,000

Assets held for sale at July 31, 2011 primarily included deferred tax assets relating to the additional tax loss expected to be recognized on the disposition and certain inventory items that remain available for sale and that are fully reserved.

NOTE 3 — CASH, CASH EQUIVALENTS AND RESTRICTED CASH
The Company holds cash on deposit at Bank of America (the “Bank”) in excess of federally insured limits. Management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk.
Pursuant to the requirements of an amended and restated engineering, procurement and construction contract executed in May 2010, GPS established a separate bank account which was used to pay the costs defined as “reimbursable costs” that were incurred on the related construction project and to receive cost reimbursement payments from the project owner. The amount of cash restricted for such purpose was approximately $1.2 million at January 31, 2011. During the first quarter of the current fiscal year, GPS completed the project and the funds in this account were released from restriction.
NOTE 4 — ACCOUNTS RECEIVABLE; COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS
Amounts retained by project owners under construction contracts and included in accounts receivable at July 31, 2011 and January 31, 2011 were approximately $2.7 million and $3.9 million, respectively. The lengths of retention periods may vary, but for material amounts they typically range between nine months and two years.
The allowance for doubtful accounts at both July 31, 2011 and January 31, 2011 was approximately $5.5 million. In fiscal year 2010, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance, without any effect on income, to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the remaining account receivable amount was fully reserved. The amounts of the provision for accounts receivable losses for the three and six months ended July 31, 2011 and 2010 were not material.
The timing of billings to customers under construction-type contracts varies based on individual contracts and often differs from the periods in which net revenues are recognized. The amounts of costs and estimated earnings in excess of billings are expected to be billed and collected in the normal course of business.
NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment at July 31, 2011 and January 31, 2011 consisted of the following:

	July 31,	January 31,
	2011	2011
Leasehold improvements	$208,000	$208,000
Machinery and equipment	2,522,000	2,511,000
Trucks and other vehicles	1,786,000	1,738,000

	4,516,000	4,457,000
Less — accumulated depreciation	(3,210,000)	(2,979,000)

Property and equipment, net	$1,306,000	$1,478,000

Depreciation expense amounts related to continuing operations for property and equipment were $114,000 and $152,000 for the three months ended July 31, 2011 and 2010, respectively, and were $231,000 and $297,000 for the six months ended July 31, 2011 and 2010, respectively. The costs of maintenance and repairs for continuing operations totaled $66,000 and $79,000 for the three months ended July 31, 2011 and 2010, respectively, and $119,000 and $217,000 for the six months ended July 31, 2011 and 2010, respectively.
The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. It incurred total rent expense for continuing operations in the amounts of $495,000 and $1,650,000 for the three months ended July 31, 2011 and 2010, respectively, and $626,000 and $3,771,000 for the six months ended July 31, 2011 and 2010, respectively.

NOTE 6 — INTANGIBLE ASSETS
The Company’s intangible assets consisted of the following amounts at July 31, 2011 and January 31, 2011:

					January 31,
		July 31, 2011			2011
	Estimated	Gross
	Useful	Carrying	Accumulated	Net	Net
	Life	Amount	Amortization	Amount	Amount
Intangible assets being amortized:
Non-compete agreements — GPS	5 years	$534,000	$496,000	$38,000	$91,000
Trade name — GPS	15 years	3,643,000	1,129,000	2,514,000	2,636,000

Intangible asset not being amortized:
Trade name — SMC	Indefinite	181,000	—	181,000	181,000

Total intangible assets		$4,358,000	$1,625,000	$2,733,000	$2,908,000

Goodwill — GPS	Indefinite	$18,476,000	$—	$18,476,000	$18,476,000

Amortization expense was $87,000 and $88,000 for the three months ended July 31, 2011 and 2010, respectively, and was $175,000 for both the six month periods ended July 31, 2011 and 2010.
NOTE 7 — ACCRUED LIABILITIES
Accrued liabilities as of July 31, 2011 included accrued purchase price for GRP, accrued professional fees, and accrued incentive cash compensation in the amounts of $1,600,000, $959,000, and $922,000, respectively. As of January 31, 2011, accrued liabilities included comparable amounts of $1,600,000, $944,000 and $2,760,000, respectively.
NOTE 8 — FINANCING ARRANGEMENTS
The Company has financing arrangements with the Bank. The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2013, with interest at LIBOR plus 2.25%. We may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. The amended financing arrangements also covered a term loan in the amount of $8.0 million, with interest at LIBOR plus 3.25%, that was repaid during the year ended January 31, 2011. We used the funds borrowed from the Bank in the acquisition of GPS. Interest expense related to this term loan was $11,000 and $25,000 for the three and six months ended July 31, 2010, respectively.
The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends (using a rolling 12-month period) including covenants that (1) the ratio of total funded debt to EBITDA not exceed 2 to 1, (2) the fixed charge coverage ratio be not less than 1.25 to 1, and (3) the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent is required for acquisitions and divestitures. The Company has pledged the majority of its assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, management would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of any outstanding senior debt. At July 31, 2011 and January 31, 2011, the Company was in compliance with the financial covenants of its amended financing arrangements.

NOTE 9 — STOCK-BASED COMPENSATION
In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of the Company’s common stock reserved for issuance thereunder. The purpose of the Stock Plan is to aid in attracting and retaining individuals with outstanding ability, to provide incentives to employees, directors and consultants who are in a position to contribute materially to the Company’s long term success, and to increase their interests in the Company’s welfare. Awards may include incentive or nonqualified stock options, and restricted or unrestricted stock. The Stock Plan will expire in July 2021. The Stock Plan serves to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. Under the Option Plan, the Company’s Board of Directors granted incentive and nonqualified stock options to officers, directors and key employees. A summary of stock option activity under the Option and Stock Plans for the six months ended July 31, 2011 is presented below:

			Weighted
		Weighted	Average	Weighted
		Average	Remaining	Average
		Exercise	Contract	Fair
Options	Shares	Price	Term (Years)	Value
Outstanding, January 31, 2011	676,000	$11.29	5.78	$5.79
Granted	87,000	$8.99
Forfeited	(8,000)	$10.29
Exercised	(5,000)	$5.90

Outstanding, July 31, 2011	750,000	$11.07	5.35	$5.60

Exercisable, January 31, 2011	439,000	$10.12	5.90	$5.51

Exercisable, July 31, 2011	608,000	$11.58	5.14	$5.93

A summary of the change in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2011 is presented below:

		Weighted
		Average
Options	Shares	Fair Value
Nonvested, January 31, 2011	237,000	$6.31
Granted	87,000	$3.99
Forfeited	(5,000)	$4.98
Vested	(177,000)	$6.92

Nonvested, July 31, 2011	142,000	$4.16

Compensation expense amounts related to stock options were $138,000 and $388,000 for the three months ended July 31, 2011 and 2010, respectively, and were $349,000 and $708,000 for the six months ended July 31, 2011 and 2010, respectively. At July 31, 2011, there was $303,000 in unrecognized compensation cost related to stock options granted under the Stock and Option Plans. The Company expects to recognize the compensation expense for these awards within the next nine months. The total intrinsic value of the stock options exercised during the six months ended July 31, 2011 was approximately $18,000. At July 31, 2011, the aggregate exercise price of outstanding and exercisable stock options exceeded the aggregate market value of shares of common stock subject to such options by approximately $527,000 and $734,000, respectively.
The fair value of each stock option granted in the six-month period ended July 31, 2011 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Six Months Ended
July 31, 2011
Dividend yield	—
Expected volatility	57.55%
Risk-free interest rate	3.42%
Expected life in years	3.57
During the current quarter, the Company awarded 5,000 shares of restricted stock to an employee. The aggregate market value of the shares is being amortized to compensation expense over the two-year vesting period.

The Company also has outstanding warrants to purchase 160,000 shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003. The warrants were issued to three individuals who became the executive officers of the Company upon completion of the offering and to an investment advisory firm. A director of the Company is also the chief executive officer of the investment advisory firm. All warrants are currently exercisable and will expire in December 2012.
At July 31, 2011, there were 1,410,000 shares of the Company’s common stock available for issuance upon the exercise of outstanding warrants and stock options and the vesting of restricted stock, including 495,000 shares of the Company’s common stock available for option and stock awards under the Stock Plan.
NOTE 10 — INCOME TAXES
The Company’s income tax expense amounts related to continuing operations for the six months ended July 31, 2011 and 2010 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 34% to the income from continuing operations before income taxes as shown in the table below.

	Six Months Ended July 31,
	2011	2010

Computed expected income tax expense	$1,177,000	$3,374,000
State income taxes, net of federal tax benefit	137,000	470,000
Permanent differences, net	(126,000)	(150,000)
Other, net	10,000	(83,000)

	$1,198,000	$3,611,000

For the six months ended July 31, 2011 and 2010, the favorable tax effects of permanent differences related primarily to the tax benefit of the domestic manufacturing deduction for the periods.
As of July 31, 2011, prepaid expenses and other assets included prepaid income taxes related to continuing operations in the amount of approximately $779,000. As of January 31, 2011, accrued expenses included income tax amounts payable related to continuing operations of approximately $4,359,000. The Company’s consolidated balance sheets as of July 31 and January 31, 2011 included net deferred tax assets related to continuing operations in the amounts of $923,000 and $1,090,000, respectively, resulting from future deductible temporary differences. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit from its deferred tax assets and therefore no valuation reserve has been recorded.
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
NOTE 11 — INCOME (LOSS) PER SHARE
Basic income (loss) per share amounts for the three and six months ended July 31, 2011 and 2010 were computed by dividing income (loss) by the weighted average number of shares of common stock that were outstanding during the applicable period.
Diluted income per share amounts for the three months ended July 31, 2011 and 2010 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 115,000 shares and 106,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended July 31, 2011 and 2010 excluded the effects of options to purchase approximately 508,000 and 536,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable period. Diluted loss per share for discontinued operations for the three months ended July 31, 2010 was computed by dividing the loss amount by the weighted average number of outstanding common shares for the period. The effects of outstanding options and warrants to purchase shares of common stock were not reflected in the computation as the loss made the common stock equivalents anti-dilutive for the period.

Diluted income per share amounts for the six months ended July 31, 2011 and 2010 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 97,000 shares and 147,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the six months ended July 31, 2011 and 2010 excluded the anti-dilutive effects of options to purchase approximately 508,000 and 336,000 shares of common stock, respectively. Diluted loss per share for discontinued operations for the six months ended July 31, 2010 was computed by dividing the loss amount by the weighted average number of outstanding common shares for the period.
NOTE 12 — LEGAL CONTINGENCIES
In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings will have a material effect on the Company’s condensed consolidated financial statements other than the matters discussed below. The material amounts of any legal fees expected to be incurred in connection with these matters are accrued when such amounts are estimable.
Altra Matters
GPS was the contractor for engineering, procurement and construction services related to an anhydrous ethanol plant in Carleton, Nebraska (the “Project”). The Project owner was ALTRA Nebraska, LLC (“Altra”). In November 2007, GPS and Altra agreed to a suspension of the Project while Altra sought to obtain financing to complete the Project. By March 2008, financing had not been arranged which terminated the construction contract prior to completion of the Project. In March 2008, GPS filed a mechanic’s lien against the Project in the approximate amount of $23.8 million, which amount included all sums owed to the subcontractors/suppliers of GPS and their subcontractors/suppliers. Several other claimants have also filed mechanic’s liens against the Project. In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the court and have not been distributed to Altra’s creditors. The court has separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. The trial relating to the first phase occurred in July 2011; post-trial briefs were filed in August 2011. As the parties wait for the court’s decision, they have begun discovery relating to the second phase.
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
The Company intends to vigorously pursue its lien claim against the Altra project as well as to defend this matter for the surety company, to investigate the inclusion of the $2.3 million applied to other projects in the Judgment Award, to demand that Delta-T satisfy its obligations under the Close Out, and/or to enforce the guarantee provided to GPS by Delta-T’s parent company. Due to the early stages of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. It is reasonably possible that resolution of the matters discussed above could result in a loss with a material negative effect on the Company’s consolidated operating results in a future reporting period. However, at this time, management cannot make an estimate of the amount or range of loss, if any, related to these matters. No provision for loss has been recorded in the condensed consolidated financial statements as of July 31, 2011 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of loss can be reasonably estimated by GPS, the impact of the change will be reflected in the consolidated financial statements at that time.

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
The Company intends to vigorously defend this litigation as the Company believes it has meritorious defenses. However, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of potential damages, if any, at this stage of the litigation. The ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a future reporting period.
NOTE 13 — MAJOR CUSTOMERS
The Company’s significant customer relationships included three power industry service customers which accounted for approximately 42%, 32% and 19%, respectively, of consolidated net revenues from continuing operations for the three months ended July 31, 2011, and approximately 29%, 21% and 36%, respectively, of consolidated net revenues from continuing operations for the six months ended July 31, 2011. Last year, the Company’s significant customer relationships included two power industry service customers which accounted for approximately 66% and 24%, respectively, of consolidated net revenues from continuing operations for the three months ended July 31, 2010, and approximately 69% and 25%, respectively, of consolidated net revenues from continuing operations for the six months ended July 31, 2010.
NOTE 14 — SEGMENT REPORTING
The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries — GPS and SMC, respectively.
Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended July 31, 2011 and 2010. The “Other” column includes the Company’s corporate and unallocated expenses.

		Telecom
	Power Industry	Infrastructure
Three Months Ended July 31, 2011	Services	Services	Other	Consolidated
Net revenues	$24,390,000	$1,952,000	$—	$26,342,000
Cost of revenues	20,078,000	1,617,000	—	21,695,000

Gross profit	4,312,000	335,000	—	4,647,000
Selling, general and administrative expenses	1,332,000	339,000	703,000	2,374,000

Income (loss) from operations	2,980,000	(4,000)	(703,000)	2,273,000
Investment income	24,000	—	5,000	29,000

Income (loss) from continuing operations before income taxes	$3,004,000	$(4,000)	$(698,000)	2,302,000

Income tax expense				782,000

Income from continuing operations				$1,520,000

Amortization of purchased intangibles	$87,000	$—	$—	$87,000

Depreciation and other amortization	$51,000	$62,000	$1,000	$114,000

Fixed asset additions	$—	$50,000	$—	$50,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$89,295,000	$2,798,000	$53,533,000	$145,626,000

		Telecom
	Power Industry	Infrastructure
Three Months Ended July 31, 2010	Services	Services	Other	Consolidated
Net revenues	$50,373,000	$1,947,000	$—	$52,320,000
Cost of revenues	41,902,000	1,638,000	—	43,540,000

Gross profit	8,471,000	309,000	—	8,780,000
Selling, general and administrative expenses	1,320,000	369,000	915,000	2,604,000

Income (loss) from operations	7,151,000	(60,000)	(915,000)	6,176,000
Interest expense	(11,000)	—	—	(11,000)
Investment income	13,000	—	7,000	20,000

Income (loss) from continuing operations before income taxes	$7,153,000	$(60,000)	$(908,000)	6,185,000

Income tax expense				2,228,000

Income from continuing operations				$3,957,000

Amortization of purchased intangibles	$88,000	$—	$—	$88,000

Depreciation and other amortization	$98,000	$97,000	$1,000	$196,000

Fixed asset additions	$102,000	$7,000	$—	$109,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$88,319,000	$2,811,000	$30,132,000	$121,262,000

Presented below are summarized operating results data of the Company’s reportable continuing business segments for the six months ended July 31, 2011 and 2010. As above, the “Other” column includes the Company’s corporate and unallocated expenses.

		Telecom
	Power Industry	Infrastructure
Six Months Ended July 31, 2011	Services	Services	Other	Consolidated
Net revenues	$38,409,000	$3,926,000	$—	$42,335,000
Cost of revenues	30,559,000	3,231,000	—	33,790,000

Gross profit	7,850,000	695,000	—	8,545,000
Selling, general and administrative expenses	2,745,000	736,000	1,652,000	5,133,000

Income (loss) from operations	5,105,000	(41,000)	(1,652,000)	3,412,000
Investment income	39,000	—	12,000	51,000

Income (loss) from continuing operations before income taxes	$5,144,000	$(41,000)	$(1,640,000)	3,463,000

Income tax expense				1,198,000

Income from continuing operations				$2,265,000

Amortization of purchased intangibles	$175,000	$—	$—	$175,000

Depreciation and other amortization	$100,000	$129,000	$2,000	$231,000

Fixed asset additions	$—	$55,000	$4,000	$59,000

		Telecom
	Power Industry	Infrastructure
Six Months Ended July 31, 2010	Services	Services	Other	Consolidated
Net revenues	$101,769,000	$3,785,000	$—	$105,554,000
Cost of revenues	86,569,000	3,431,000	—	90,000,000

Gross profit	15,200,000	354,000	—	15,554,000
Selling, general and administrative expenses	2,765,000	871,000	2,002,000	5,638,000

Income (loss) from operations	12,435,000	(517,000)	(2,002,000)	9,916,000
Interest expense	(25,000)	—	—	(25,000)
Investment income	22,000	—	10,000	32,000

Income (loss) from continuing operations before income taxes	$12,432,000	$(517,000)	$(1,992,000)	9,923,000

Income tax expense				3,611,000

Income from continuing operations				$6,312,000

Amortization of purchased intangibles	$175,000	$—	$—	$175,000

Depreciation and other amortization	$164,000	$198,000	$2,000	$364,000

Fixed asset additions	$243,000	$29,000	$—	$272,000

NOTE 15 — SUBSEQUENT EVENT
Subsequent to July 31, 2011, the owner of the completed energy plant project in Connecticut agreed to previously disputed change orders in the approximate amount of $1.74 million which have been invoiced to the customer and will be reflected in the Company’s net revenues in the third quarter of the current fiscal year. The direct costs associated with the change orders were expensed as incurred and included in the estimated total cost of the completed contract as of July 31, 2011.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) as of July 31, 2011, and the results of operations for the three and six months ended July 31, 2011 and 2010, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 that was filed with the Securities and Exchange Commission on April 14, 2011 (the “2011 Annual Report”).
Cautionary Statement Regarding Forward Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future net revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our 2011 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Business Description
We conduct continuing operations through our wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment — power industry services and telecommunications infrastructure services, respectively. Argan is a holding company with no operations other than its investments in GPS and SMC. At July 31, 2011, there were no restrictions with respect to inter-company payments from GPS or SMC to Argan.
Overview and Outlook
For the three months ended July 31, 2011 (the second quarter of our fiscal year 2012), consolidated net revenues from continuing operations were $26.3 million which represented a decrease of $26.0 million from the net revenues from continuing operations of $52.3 million for the second quarter last year. Income from continuing operations for the three months ended July 31, 2011 was $1.5 million, or $0.11 per diluted share. Income from continuing operations was $4.0 million, or $0.29 per diluted share, for the second quarter last year. Net income for the three months ended July 31, 2011 was $2.1 million, or $0.15 per diluted share. We reported net income of $3.3 million, or $0.24 per diluted share, for the second quarter last year.
The significant reduction in consolidated net revenues from continuing operations for the three months ended July 31, 2011, compared with the consolidated net revenues from continuing operations for the corresponding period of last year, was due primarily to a decrease of 52% in the net revenues of the power industry services business, which represented approximately 93% of consolidated net revenues for the current quarter. The net revenues of the telecommunications infrastructure services business were $2.0 million and $1.9 million for the three months ended July 31, 2011 and 2010, respectively.
For the six months ended July 31, 2011, consolidated net revenues from continuing operations were $42.3 million which represented a decrease of $63.2 million from the net revenues of continuing operations of $105.6 million for the corresponding period of last year. Income from continuing operations for the six months ended July 31, 2011 was $2.3 million, or $0.17 per diluted share. Income from continuing operations was $6.3 million, or $0.46 per diluted share, for the six months ended July 31, 2010. Net income for the six months ended July 31, 2011 was $2.7 million, or $0.20 per diluted share. We reported net income of $5.3 million, or $0.39 per diluted share, for the six months ended July 31, 2010.

The reduction in consolidated net revenues from continuing operations for the six months ended July 31, 2011, compared with the net revenues from continuing operations for the corresponding period of last year, was due primarily to a decrease of 62% in the net revenues of the power industry services business, which represented 91% of consolidated net revenues for the current period. The net revenues of the telecommunications infrastructure services business were $3.9 million and $3.8 million for the six months ended July 31, 2011 and 2010, respectively.
The year-to-date results reflect the transition for us between major construction projects. As a result, the net revenues of our power industry services business for the current year have been adversely impacted. During the current year, we completed the construction of a gas-fired power plant in Northern California; this major project represented our most significant construction activity for the last two fiscal years. For the six months ended July 31, 2011 and 2010, net revenues related to this project were approximately 5% and 69% of consolidated net revenues from continuing operations, respectively. Net revenues recognized on this project represented 56% and 92% of consolidated net revenues from continuing operations for the fiscal years ended January 31, 2011 and 2010, respectively.
As of July 31, 2011, the value of our construction contract backlog was $300 million compared with a backlog value of $291 million as of January 31, 2011. Substantially all of current backlog relates to two projects that are in their early stages; the design and construction of a wind energy farm in Illinois and a gas-fired electricity peaking facility in Southern California. Substantial commencement of these projects, which should result in a considerable amount of net revenues over the latter two quarters of the current fiscal year, occurred in the current quarter. In May 2011, we received the anticipated full notice to proceed from the project owner in Southern California pursuant to which we immediately commenced activity for the design and construction of an 800 MW, eight-unit simple cycle peaking power plant near Desert Hot Springs, California. The project is scheduled to be completed during the summer of calendar year 2013. We have substantially completed the construction of the gas-fired power plant in Connecticut. This project represented approximately 36% of consolidated net revenues from continuing operations for the six months ended July 31, 2011.
Due to the decrease in the net revenues from continuing operations, gross profit declined by approximately $4.1 million between the quarters. However, despite the reduction in net revenues, our overall gross profit percentage improved to 17.6% for the current quarter from 16.8% for the second quarter last year due to profitability improvements achieved by both the power industry and telecommunications infrastructure services segments. We reduced selling, general and administrative expenses by $230,000, or approximately 9%, for the current quarter compared with the comparable expense amount for the prior year. However, income from continuing operations for the three months ended July 31, 2011 declined to $1.5 million from $4.0 million for the three months ended July 31, 2010.
Similarly, gross profit declined by approximately $7.0 million for the six months ended July 31, 2011. However, our overall gross profit percentage improved to 20.2% for the current period from 14.7% for the corresponding period last year due to the profitability improvements of both of our business segments. Selling, general and administrative expenses declined by $505,000, or approximately 9%, for the six month period ended July 31, 2011 compared with the comparable expense amount for the prior year. However, income from continuing operations for the six months ended July 31, 2011 also declined to $2.3 million from $6.3 million for the six months ended July 31, 2010.
Cash and cash equivalents increased by $23.6 million during the current year to $106.9 million at July 31, 2011 due primarily to net cash provided by continuing operating activities in the amount of $21.5 million.
Current economic conditions in our country reflect ongoing weakness in employment, housing and, most recently, the manufacturing sector. Stubbornly high unemployment, the depressed state of the housing industry and sluggish manufacturing activity have resulted in reduced construction spending. Affecting us more specifically, these factors have resulted in lower demand for energy which in turn has resulted in power plant operators experiencing less urgency to build new electricity-generating power plants. In addition, the significant instability in the financial markets may be continuing to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. The sharp reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment. Many known competitors have reduced prices, willing to sacrifice margin in order to keep work crews busy. Other construction companies have entered our sector of the industry looking for new work at low margins.

The power industry has not recovered from the recessionary decline in the demand for power in the United States. As it will likely take at least several years for power consumption to reach 2007 peak levels, existing power plants will continue to operate with spare capacity to produce electricity. Despite the reductions in the demand for power, certain regions of the country continued to add power generation facilities over the last several years, wind energy facilities in particular. The combination of new electricity generation plants and excess power generation capacity elsewhere may obviate the need to build power plants during this power demand recovery period.
The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected just a few years ago. For example, the rate of wind power capacity growth has slowed noticeably, from 26% in 2009 to 19% in 2010. The federal government has failed to pass comprehensive energy legislation, including incentives or mandates for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. This appears even less likely for the foreseeable future with the 2010 national election resulting in a change in the majority control of the U.S. House of Representatives which does not now appear predisposed to provide government incentives for sources of renewable power. With the fate of renewable energy tax incentives unknown, potential energy project developers and investors are hesitant to make commitments related to new renewable energy generation facilities. Although certain coal-fired power plants have been shut down, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth.
It is likely that this unfavorable energy construction environment will continue to limit the number of new energy plant construction opportunities that we will see through at least a major portion of the remaining current year. In addition, we believe that those new opportunities which do arise will result in fierce competition among bidders.
However, we continue to believe that the long-term prospects for the construction industry are extremely favorable. We expect that the negative environmental impact of burning coal, political focus on energy independence and renewed concerns about the safety of nuclear power plants eventually will spur the development of renewable and cleaner gas-fired power generation facilities which should result in new power facility construction opportunities for us in the future. More than half of the states have adopted formal renewable energy portfolio standards and there is federal support for infrastructure spending. These trends should also lead to the shutdown of additional coal plants, and an increase in the demand for not only renewable power generation, but new gas-fired power plants as well. It was recently reported that 2010 was the second straight year in which construction did not begin on a single new coal-fired power plant in the United States. Further, during 2010, certain utilities and other power-generating companies in our country announced the retirement of aging, inefficient coal-fired power plants and dropped future plans to build new ones.
We continue to observe interest in gas-fired generation as electric utilities and independent power producers look to diversify their power generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to the completion of more sizeable or controversial projects, will stimulate demand for gas-fired power plants. The projects in Northern California and Connecticut, and the backlog peaking plant project referred to above, all utilize gas-fired electricity-generation. In addition, gas-fired generation of electricity has the potential to complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought on-line quickly to smooth the inherently variable generation pattern of these alternative energy sources. We would also expect power producers to increase future capital spending on gas-fired power plants to take advantage of recent lower natural gas prices and the prospect that these prices may remain stable for some time because of gas field development projects in the United States, as well as potential liquefied natural gas imports. While it is unclear what the future impact of economic conditions might have on the timing or financing of future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the United States and believe our capabilities and expertise will position us as a market leader for these projects.
During this difficult time for our industry, we are focused on the effective and efficient completion of our current construction projects and the control of costs, which we expect to result in favorable profit and cash flow results for the remainder of the current year for us. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects. This approach may result in a low volume of new business bookings until the demand for new power generation facilities and the other construction industry sectors recover fully. We will strive to conserve cash and to maintain an overall strong balance sheet. However, we are seeing a number of new business opportunities that include a requirement to make an investment in the ownership of the new project, at least during the development phase of the project, as a condition of EPC contract award. Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks. Alternatively, in order to be considered for large opportunities in the future, project owners may require us to team with a larger construction firm partner in order to reduce the perceived performance risk. This type of arrangement may also be acceptable to us in certain circumstances.

Although the uncertain economic conditions do impair our forecasting visibility to an unusual degree, we remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions.
Discontinued Operations
On March 11, 2011, we completed the sale of substantially all of the assets of VLI to NBTY Florida, Inc. The asset sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by the purchaser of certain trade payables, accrued expenses and remaining obligations under VLI’s facility leases. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI is being paid from the escrow amount as purchased inventory is used in production or is sold and purchased accounts receivable are collected. At the end of nine months of the closing, all money still held in the escrow account will be returned to the purchaser. During the three months ended April 30 and July 31, 2011, VLI received cash proceeds from the escrow account in the amounts of $602,000 and $1,076,000, respectively, relating primarily to the collection of accounts receivable. Amounts received from the escrow account are recorded as sale proceeds upon receipt.
VLI has been presented as discontinued operations in the accompanying condensed consolidated financial statements. Income on discontinued operations for the three and six months ended July 31, 2011 was $550,000 and $411,000, respectively, including net gain on the sale of assets, before income taxes, in the amounts of approximately $1,076,000 and $1,228,000 for the three and six months ended July 31, 2011, respectively. We incurred losses from discontinued operations for the three and six months ended July 31, 2010 in the amounts of $656,000 and $988,000, respectively. Cash used in the discontinued operating activities of VLI for the six months ended July 31, 2011 was $316,000. For the six months ended July 31, 2010, discontinued operations provided cash in the amount of $19,000. The assets and liabilities of VLI as of July 31 and January 31, 2011 are classified as held for sale in the accompanying condensed consolidated balance sheets.
Comparison of the Results of Operations for the Three Months Ended July 31, 2011 and 2010
The following schedule compares the results of our operations for the three months ended July 31, 2011 and 2010. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding quarter. As analyzed below the schedule, we reported net income of $2.1 million for the three months ended July 31, 2011, or $0.15 per diluted share. For the three months ended July 31, 2010, we reported net income of approximately $3.3 million, or $0.24 per diluted share.

	2011		2010
Net revenues
Power industry services	$24,390,000	92.6%	$50,373,000	96.3%
Telecommunications infrastructure services	1,952,000	7.4%	1,947,000	3.7%

Net revenues	26,342,000	100.0%	52,320,000	100.0%

Cost of revenues **
Power industry services	20,078,000	82.3%	41,902,000	83.2%
Telecommunications infrastructure services	1,617,000	82.8%	1,638,000	84.1%

Cost of revenues	21,695,000	82.4%	43,540,000	83.2%

Gross profit	4,647,000	17.6%	8,780,000	16.8%
Selling, general and administrative expenses	2,374,000	9.0%	2,604,000	5.0%

	2,273,000	8.6%	6,176,000	11.8%
Interest expense	—	*	(11,000)	*
Investment income	29,000	*	20,000	*

Income from continuing operations before income taxes	2,302,000	8.8%	6,185,000	11.8%
Income tax expense	782,000	3.0%	2,228,000	4.2%

Income from continuing operations	1,520,000	5.8%	3,957,000	7.6%
Income (loss) on discontinued operations	550,000	2.1%	(656,000)	(1.3)%

Net income	$2,070,000	7.9%	$3,301,000	6.3%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.

Net Revenues
Power Industry Services
The net revenues of the power industry services business decreased by $26.0 million to $24.4 million for the three months ended July 31, 2011 compared with net revenues of $50.4 million for the second quarter last year. The net revenues of this business represented approximately 93% of consolidated net revenues from continuing operations for the three months ended July 31, 2011, and approximately 96% of consolidated net revenues from continuing operations for the three months ended July 31, 2010.
Approximately 94% of this segment’s net revenues for last year’s second quarter included the results of two projects, both of which were completed in prior periods. The net revenues of the power industry services segment for the current quarter included the results of three projects, which represented approximately 45%, 34% and 21% of the net revenues of the segment and approximately 42%, 32% and 19% of consolidated net revenues from continuing operations. These projects include the gas-fired peaking facility located in Southern California that is discussed above, the wind-farm energy project located in Illinois that was awarded to us late last year, and a gas-fired electricity generation plant located in Connecticut, respectively. The construction of the energy plant in Connecticut was substantially completed in the current quarter.
Telecommunications Infrastructure Services
This segment’s net revenues for the three months ended July 31, 2011 were approximately $2.0 million compared with net revenues of $1.9 million for the three months ended July 31, 2010. Due primarily to the decline in the net revenues of the power industry services business, the net revenues of the telecommunications infrastructure services business, expressed as a percentage of consolidated net revenues from continuing operations, increased to 7% for the current quarter compared to 4% in the second quarter last year.
The telecommunications infrastructure services business of SMC is challenged by the depressed state of commercial and residential construction activity in the Mid-Atlantic region. Historically, the net revenues of this segment related to a few major customers. For example, approximately 69% of the net revenues of this segment in the prior quarter related to two customers. For the current quarter, the aggregate net revenues related these two customers declined to 26%. However, the net revenues of this segment increased between quarters due to the addition of new projects with a variety of different companies. Further, the share of net revenues contributed by the separate inside and outside premises operations of SMC remained fairly constant between the quarters. Net revenues related to the performance of outside premises activities increased to approximately 48% of this segment’s business for the three months ended July 31, 2011 from approximately 46% of this segment’s net revenues for the three months ended July 31, 2010. As a result, the net revenues related to the performance of inside premises activities decreased to approximately 52% of this segment’s business for the three months ended July 31, 2011 from approximately 54% of this segment’s net revenues for the three months ended July 31, 2010.
Cost of Revenues
Due primarily to the decline in consolidated net revenues from continuing operations for the three months ended July 31, 2011 compared with the three months ended July 31, 2010, the corresponding consolidated cost of revenues also declined. These costs were $21.7 million and $43.5 million for the three months ended July 31, 2011 and 2010, respectively. However, the overall gross profit percentage for the current quarter improved to 17.6% from 16.8% for the second quarter last year as new projects improved the margins for both the power industry services and telecommunications infrastructure services segments.
Selling, General and Administrative Expenses
These costs decreased by $230,000, or approximately 9%, to approximately $2.4 million for the current quarter from approximately $2.6 million for the second quarter last year reflecting primarily a $247,000 decline between quarters in the amount of compensation expense related to outstanding stock options and restricted stock. Most significantly, last year’s second quarter included compensation expense in the approximate amount of $177,000 related to options to purchase a total of 100,000 shares of our common stock that were awarded last year to two new senior operating executives; the term of expense recognition related to these awards ended in the first quarter of the current fiscal year.

Income Tax Expense
For the three months ended July 31, 2011, we incurred income tax expense related to continuing operations of $782,000 reflecting an estimated annual effective income tax rate of 34.72% which differs from the expected federal income tax rate of 34% due primarily to the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences. For the three months ended July 31, 2010, we incurred income tax expense of $2.2 million related to continuing operations reflecting an effective estimated annual income tax rate of 36.38% which differed from the expected federal income tax rate of 34% due primarily to the effect of state income tax expense offset substantially by the favorable tax effects of permanent differences including the domestic manufacturing deduction.
Comparison of the Results of Operations for the Six Months Ended July 31, 2011 and 2010
The following schedule compares the results of our operations for the six months ended July 31, 2011 and 2010. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding period. As analyzed below the schedule, we reported net income of $2.7 million for the six months ended July 31, 2011, or $0.20 per diluted share. For the six months ended July 31, 2010, we reported net income of approximately $5.3 million, or $0.39 per diluted share.

	2011		2010
Net revenues
Power industry services	$38,409,000	90.7%	$101,769,000	96.4%
Telecommunications infrastructure services	3,926,000	9.3%	3,785,000	3.6%

Net revenues	42,335,000	100.0%	105,554,000	100.0%

Cost of revenues **
Power industry services	30,559,000	79.6%	86,569,000	85.1%
Telecommunications infrastructure services	3,231,000	82.3%	3,431,000	90.6%

Cost of revenues	33,790,000	79.8%	90,000,000	85.3%

Gross profit	8,545,000	20.2%	15,554,000	14.7%
Selling, general and administrative expenses	5,133,000	12.1%	5,638,000	5.3%

	3,412,000	8.1%	9,916,000	9.4%
Interest expense	—	*	(25,000)	*
Investment income	51,000	*	32,000	*

Income from continuing operations before income taxes	3,463,000	8.2%	9,923,000	9.4%
Income tax expense	1,198,000	2.8%	3,611,000	3.4%

Income from continuing operations	2,265,000	5.4%	6,312,000	6.0%
Income (loss) on discontinued operations	411,000	*	(988,000)	(1.0)%

Net income	$2,676,000	6.3%	$5,324,000	5.0%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
For the current period, the net revenues related to the three new projects discussed above, in total, represented approximately 94% of the power industry services segment’s net revenues. Individually, these projects for the current period represented approximately 31%, 23% and 40% of the net revenues of the segment, respectively, and approximately 29%, 21% and 36% of consolidated net revenues from continuing operations, respectively. The current period results also reflected the final activity on this segment’s major project for the last three years as it was completed during the three months ended April 2011. Net revenues for the six months ended July 31, 2011 related to this construction project, a gas-fired power plant located in Northern California, represented 6% and 5% of power industry services net revenues and consolidated net revenues from continuing operations, respectively. In the corresponding period last year, the net revenues related to this project represented 71% and 69% of segment net revenues and consolidated net revenues from continuing operations, respectively. Construction activities related to wind-energy farms also declined in the current period compared with the corresponding period of last year, from 25% of this segment’s net revenues for the six months ended July 31, 2010 to 23% of this segment’s net revenues for the six months ended July 31, 2011.
Telecommunications Infrastructure Services
The decline in the net revenues of the power industry services business was a primary cause for the increase in the net revenues of the telecommunications infrastructure services business, expressed as a percentage of consolidated net revenues from continuing operations, to 9% for the current period compared with 4% for the corresponding period last year. However, the net revenues of this segment have been increased by approximately 4% during the current period to $3.9 million from $3.8 million for the corresponding period of the prior year due to the additional of new business from various customers.

Net revenues related to the performance of outside premises activities increased to approximately 48% of this segment’s business for the six months ended July 31, 2011 from approximately 45% of this segment’s net revenues for the six months ended July 31, 2010 due primarily to an increase in the amount of work performed under contracts with new customers. Conversely, net revenues related to the performance of inside premises activities decreased to approximately 52% of this segment’s business for the six months ended July 31, 2011 from approximately 55% of this segment’s net revenues for the six months ended July 31, 2010 as SMC’s largest inside premises customer had a prime contract with the federal government that expired last year, adversely affecting the number and amount of subcontracted projects awarded to us in the current year.
Cost of Revenues
Due substantially to the decline in consolidated net revenues from continuing operations for the six months ended July 31, 2011 compared with the six months ended July 31, 2010, the corresponding consolidated cost of revenues also declined. These costs were $33.8 million and $90.0 million for the six months ended July 31, 2011 and 2010, respectively. However, the overall gross profit percentage for the current period improved to 20.2% from 14.7% for the corresponding period last year due primarily to the recognition in the first quarter of final incentive fees earned with the completion of the major construction project in Northern California. The profit performance of the telecommunications infrastructure services segment also improved substantially in the current period; last year’s operating results for this segment reflected losses recognized on three projects that totaled approximately $149,000.
Selling, General and Administrative Expenses
These costs decreased by $505,000, or 9%, to approximately $5.1 million for the current period from approximately $5.6 million for the corresponding period of last year reflecting a decrease in stock compensation expense of $356,000 and a reduction in salaries and benefits costs of approximately $146,000.
Income Tax Expense
For the six months ended July 31, 2011, we incurred income tax expense related to continuing operations in the amount of $1.2 million representing an estimated annual effective income tax rate of 34.72%. This effective tax rate differs from the expected federal income tax rate of 34.0% due primarily to the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences.
For the six months ended July 31, 2010, we incurred income tax expense related to continuing operations of $3.6 million reflecting an estimated annual effective income tax rate of 36.38%. This effective tax rate for the six months ended July 31, 2010 differed from the expected federal income tax rate of 34.0% due primarily to the effects of state rate adjustments made to the deferred income tax asset accounts during the prior-year period and state income tax expense, respectively. These unfavorable effects were offset partially by the favorable income tax effects of permanent differences related primarily to the domestic manufacturing deduction. The rate-change adjustments made to the deferred tax accounts were treated as discreet items in the determination of the income tax provision for the prior-year period.
Liquidity and Capital Resources as of July 31, 2011
The balance of cash and cash equivalents increased by $23.6 million during the six months ended July 31, 2011 to a balance of $106.9 million as of July 31, 2011 compared with a balance of $83.3 million as of January 31, 2011. Consolidated working capital has increased during the current year to $77.1 million as of July 31, 2011 from approximately $73.2 million as of January 31, 2011. We also have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”) that expires in May 2013.
Net cash of $21.5 million was provided by the operating activities of continuing operations during the six months ended July 31, 2011. Net income from continuing operations for the current period was $2.3 million. We have also received payments from the owners of new projects covering outstanding and certain planned expenditures resulting in a $16.2 million increase in the amount of billings in excess of costs and estimated earnings during the current period. With the wind-down of the construction projects in Connecticut and Northern California, we experienced reductions in accounts receivable and costs and estimated earnings in excess of billings which provided net cash during the current period in the amounts of $1.7 million and $883,000, respectively. The completion of the construction project in Northern California also resulted in the release of restrictions on the cash balance segregated for this project providing cash in the amount of $1.2 million for the current period. An increase in accounts payable and accrued liabilities provided net cash during the current period in the amount of $1,070,000. The amount of non-cash adjustments to income from continuing operations for the current period represented a net source of cash of approximately $931,000, including primarily depreciation and amortization and stock compensation expense in the amounts of $406,000 and $352,000, respectively. The balance of prepaid expenses and other current assets increased by $2.8 million as net cash was used during the current period in order to prepay certain annual insurance premiums and to make short-term loans in connection with certain new business opportunities. Net cash of $316,000 was used in the operating activities of discontinued operations during the current period.

For the six months ended July 31, 2010, net cash provided by continuing operating activities was $7.1 million. We reported income from continuing operations of approximately $6.3 million for the prior period. The amount of non-cash adjustments to income from continuing operations for the six months ended July 31, 2010 represented a net source of cash of $1.7 million, including stock compensation expense of $708,000, depreciation and total amortization of $539,000 and deferred tax expense of $431,000. Last year, the increase in accounts receivable represented a $9.9 million use of cash during the six months ended July 31, 2010 as construction activity increased on a wind-energy project in the state of Washington and the peaking facility that was under construction in Connecticut. We also used cash during the prior year to make payments reducing the amount of accounts payable and accrued liabilities by $6.2 million in the six-month period ended July 31, 2010. However, activity on projects caused billings in excess of costs and estimated earnings to increase last year, providing net cash in the amount of $7.7 million during the six months ended July 31, 2010. In addition, as the large power plant construction project in Northern California progressed towards completion, the amount of costs and estimated earnings in excess of billings declined last year, providing net cash in the amount of $4.6 million. During the six months ended July 31, 2010, we also reduced the amount of cash subject to restrictions, providing net cash in the amount of $1.2 million. Last year, net cash provided by the operating activities of discontinued operations was $19,000.
During the six months ended July 31, 2011, net cash was provided by investing activities in the amount of $2.4 million due primarily to the receipt of cash proceeds from the sale of the assets of VLI. The exercise of stock options and warrants provided net cash proceeds in the amount of $44,000 during the current period.
During the six months ended July 31, 2010, net cash was used in connection with financing activities in the amount of $897,000 as we used cash to make principal payments on long-term debt totaling $1,000,000, offset partially by cash proceeds received upon the exercise of stock options and warrants in the amount of $103,000. Last year, net cash in the amount of $263,000 was used in investing activities, including $267,000 used for the purchases of equipment for continuing operations.
The financing arrangements with the Bank provide for the measurement at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period) of certain financial covenants, determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At July 31, 2011 and January 31, 2011, we were in compliance with each of these financial covenants. The Bank’s consent is required for acquisitions and divestitures. We have pledged the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable. We did receive the required consent from the Bank in order to complete the disposition of substantially all of the assets of VLI. In May 2011, we reached agreement with the Bank on a new amendment to the financing arrangements which extends the expiration date of the revolving line of credit to May 31, 2013 and permits investments or loans, as described in the amendment, in amounts not to exceed $10 million under certain conditions.
At July 31, 2011, most of the balance of cash and cash equivalents was invested in a money market fund sponsored by an investment division of the Bank. Our operating and restricted bank accounts are maintained with the Bank. In order to insulate the Bank’s fund from the volatility that U.S. Treasury debt securities could experience in the event of default or downgrade, the portfolio manager significantly reduced the funds’ exposure to direct U.S. Treasury debt in July 2011. At quarter-end, the liquidity levels of the fund were much higher than the minimum levels required by the SEC and the weighted average maturity of the securities in the fund was much lower than the requirement of the SEC.
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
The following table presents the determinations of EBITDA for continuing operations for the six months ended July 31, 2011 and 2010:

	2011	2010

Income from continuing operations, as reported	$2,265,000	$6,312,000
Interest expense	—	25,000
Income tax expense	1,198,000	3,611,000
Amortization of purchased intangible assets	175,000	175,000
Other amortization	—	67,000
Depreciation	231,000	297,000

EBITDA	$3,869,000	$10,487,000

As we believe that our net cash flow from continuing operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash provided by continuing operating activities that are presented in our condensed consolidated statements of cash flows for the six months ended July 31, 2011 and 2010:

	2011	2010

EBITDA	$3,869,000	$10,487,000
Current income tax expense	(1,031,000)	(3,180,000)
Interest expense	—	(25,000)
Non-cash stock compensation expense	352,000	708,000
Decrease in restricted cash	1,243,000	1,178,000
Decrease (increase) in accounts receivable	1,724,000	(9,904,000)
Change related to the timing of scheduled billings	17,089,000	12,273,000
Increase (decrease) in accounts payable and accrued liabilities	1,070,000	(6,226,000)
Other, net	(2,831,000)	1,809,000

Net cash provided by continuing operating activities	$21,485,000	$7,120,000

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

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price associated with that scope change. The costs associated with a scope change are expensed as incurred and included in the estimated amount of cost to complete the contract. We recognize net revenue on an unapproved change order when realization of price approval is probable. Disputed change orders that are unapproved in regard to both scope and price are considered to be claims. The Company recognizes net revenues from a claim only when an agreement on the amount of the claim has been reached. Subsequent to July 31, 2011, the owner of the energy plant project in Connecticut approved previously disputed change orders in the approximate amount of $1.74 million which will be reflected in our net revenues in the third quarter of the current fiscal year. The direct costs associated with the change orders were expensed as incurred and included in the estimated total cost of the completed contract as of July 31, 2011.
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
As prescribed by current accounting guidance, we determine whether goodwill has been impaired or not using a two-step process of analysis. The first step of our goodwill impairment testing process is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We utilized the assistance of a professional appraisal firm in the determination of the fair value of GPS as of November 1, 2010. A variety of alternative valuation approaches were considered. As a result of the analysis, we concluded that the market multiple and the discounted cash flow analysis approaches were the most appropriate valuation techniques for this exercise.
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
In August 2011, the Financial Accounting Standards Board (the “FASB”) approved a revised accounting standard intended to simplify how an entity tests goodwill for impairment. According to a news release from the FASB, the amendments will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting entity unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance will include examples of the types of factors to consider in conducting the qualitative assessment. Issuance of the final Accounting Standards Update is not expected until September 2011. As early adoption will be permitted, a qualitative evaluation of GPS as of November 1, 2011 may support the position that impairment of the goodwill of GPS has not occurred and that its fair value continues to exceed its carrying value. Accordingly, we may not be required to perform the two-step quantitative goodwill impairment test for GPS.

Long-Lived Assets
Our long-lived assets consist primarily of equipment used in our operations. Fixed assets are carried at cost and are depreciated over their estimated useful lives, ranging from five to twenty years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of certain long-lived assets is evaluated periodically when events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. If events and circumstances such as poor operating results of the applicable business segment indicate that the asset(s) should be reviewed for possible impairment, we use projections to assess whether future cash flows, including disposition, on a non-discounted basis related to the tested assets are likely to exceed the recorded carrying amount of the assets to determine if an impairment exists. If we identify a potential impairment, we will estimate the fair value of the assets through known market transactions of similar equipment and other valuation techniques, which could include the use of similar projections on a discounted basis. We will report a loss to the extent that the carrying value of the impaired assets exceeds their fair value.
Deferred Tax Assets
As of July 31 and January 31, 2011, our consolidated balance sheets included net deferred tax assets in the total amounts of $923,000 and $1,090,000, respectively, resulting from our future deductible temporary differences. In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, we believe that the historically strong earnings performance of our power industry services business segment will continue during the periods in which the applicable temporary income tax differences become deductible. Accordingly, we believe that it is more likely than not that we will realize the benefit of our net deferred tax assets. The amounts of income from operations before income taxes for this business segment were $21.6 million and $16.5 million for the fiscal years ended January 31, 2011 and 2010, respectively, and $5.1 million for the six months ended July 31, 2011.
Stock Options
We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the awards and recognize the corresponding expense amounts over the vesting periods. Options to purchase 87,000 shares of our common stock were awarded during the six months ended July 31, 2011 with a weighted average fair value per share amount of $3.99. The amounts of compensation expense recorded during the six months ended July 31, 2011 and 2010 related to vesting stock options were $349,000 and $708,000, respectively. We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations which are disclosed in Note 9 to the accompanying condensed consolidated financial statements and include the risk-free interest rate, the expected volatility of the market price of our common stock and the expected life of the stock option. We use the “simplified method” in developing the estimates of the expected lives of stock options, as we believe that our historical stock option exercise experience is insufficient to provide a reasonable basis upon which to estimate expected lives. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards.
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
Disclosure not required as we are permitted to use the scaled disclosures for smaller reporting companies for our report on Form 10-Q for the quarter ended July 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of July 31, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended July 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Included in Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the six-month period ended July 31, 2011. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit No.	Title

Exhibit: 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934

Exhibit: 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934

Exhibit: 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

Exhibit: 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Exhibit: 101.INS#	XBRL Instance Document

Exhibit: 101.SCH#	XBRL Schema Document

Exhibit: 101.CAL#	XBRL Calculation Linkbase Document

Exhibit: 101.LAB#	XBRL Labels Linkbase Document

Exhibit: 101.PRE#	XBRL Presentation Linkbase Document

Exhibit: 101.DEF#	XBRL Definition Linkbase Document

The exhibits marked with the section symbol (#) are interactive data files. Pursuant to Rule 406T of Regulation S-T, these interactive data files  (i) are not deemed filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are not deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, irrespective of any general incorporation language included in any such filings, and otherwise are not subject to liability under these sections; and (ii) are deemed to have complied with Rule 405 of Regulation S-T (“Rule 405”) and are not subject to liability under the anti-fraud provisions of the Section 17(a)(1) of the Securities Act of 1933, Section 10(b) of the Securities Exchange Act of 1934 or under any other liability provision if we have made a good faith attempt to comply with Rule 405 and, after we become aware that the interactive data files fail to comply with Rule 405, we promptly amend the interactive data files.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.
September 13, 2011	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

September 13, 2011	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Senior Vice President, Chief Financial Officer and Secretary