Form 10-Q
period 2011-10-31
ARGAN INC
filed 2011-12-14
CIK 100591

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 31, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date: Common stock, $0.15 par value, 13,635,728 shares at December 8, 2011.

ARGAN, INC. AND SUBSIDIARIES
INDEX

Page No.

PART I. FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets — October 31, 2011 and January 31, 2011	3

Condensed Consolidated Statements of Operations for the Three and Nine Months Ended October 31, 2011 and 2010	4

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended October 31, 2011 and 2010	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures about Market Risk	29

Item 4. Controls and Procedures	29

PART II. OTHER INFORMATION	30

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults in Senior Securities	30

Item 4. [Removed and Reserved]	30

Item 5. Other Information	30

Item 6. Exhibits	31

SIGNATURES	31

CERTIFICATIONS
Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

ARGAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2011	January 31, 2011
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$138,048,000	$83,292,000
Restricted cash	—	1,243,000
Accounts receivable, net of allowance for doubtful accounts	17,185,000	13,099,000
Costs and estimated earnings in excess of billings	5,661,000	1,443,000
Deferred income tax assets	292,000	91,000
Prepaid expenses and other assets	4,882,000	520,000
Assets held for sale	383,000	6,354,000

TOTAL CURRENT ASSETS	166,451,000	106,042,000
Property and equipment, net of accumulated depreciation	1,268,000	1,478,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization and impairment losses	2,646,000	2,908,000
Deferred income tax assets	817,000	999,000
Other assets	26,000	14,000
Assets held for sale	—	625,000

TOTAL ASSETS	$189,684,000	$130,542,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$26,733,000	$8,555,000
Accrued expenses	6,217,000	13,035,000
Billings in excess of costs and estimated earnings	53,855,000	9,916,000
Dividend payable	6,804,000	—
Liabilities related to assets held for sale	—	1,362,000

TOTAL CURRENT LIABILITIES	93,609,000	32,868,000
Other liabilities	10,000	29,000

TOTAL LIABILITIES	93,619,000	32,897,000

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 13,612,060 and 13,602,227 shares issued at October 31 and January 31, 2011, respectively; and 13,608,827 and 13,598,994 shares outstanding at October 31 and January 31, 2011, respectively	2,042,000	2,040,000
Warrants outstanding	590,000	601,000
Additional paid-in capital	89,106,000	88,561,000
Retained earnings	4,360,000	6,476,000
Treasury stock, at cost — 3,233 shares at October 31 and January 31, 2011	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	96,065,000	97,645,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$189,684,000	$130,542,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Net revenues
Power industry services	$41,269,000	$42,706,000	$79,678,000	$144,475,000
Telecommunications infrastructure services	2,328,000	2,523,000	6,254,000	6,308,000

Net revenues	43,597,000	45,229,000	85,932,000	150,783,000

Cost of revenues
Power industry services	35,248,000	35,999,000	65,807,000	122,568,000
Telecommunications infrastructure services	1,882,000	1,850,000	5,113,000	5,281,000

Cost of revenues	37,130,000	37,849,000	70,920,000	127,849,000

Gross profit	6,467,000	7,380,000	15,012,000	22,934,000
Selling, general and administrative expenses	2,735,000	3,121,000	7,868,000	8,759,000

Income from operations	3,732,000	4,259,000	7,144,000	14,175,000
Interest expense	—	(7,000)	—	(32,000)
Investment income	33,000	29,000	84,000	61,000

Income from continuing operations before income taxes	3,765,000	4,281,000	7,228,000	14,204,000
Income tax expense	1,460,000	1,821,000	2,658,000	5,432,000

Income from continuing operations	2,305,000	2,460,000	4,570,000	8,772,000

Discontinued operations
Income (loss) on discontinued operations (including gains on disposal of $58,000 and $1,286,000 for the three and nine months ended October 31, 2011, respectively, see Note 3)	(365,000)	(1,433,000)	444,000	(2,922,000)
Income tax benefit (expense)	72,000	508,000	(326,000)	1,009,000

Income (loss) on discontinued operations	(293,000)	(925,000)	118,000	(1,913,000)

Net income	$2,012,000	$1,535,000	$4,688,000	$6,859,000

Earnings (loss) per share:
Continuing operations
Basic	$0.17	$0.18	$0.34	$0.65

Diluted	$0.17	$0.18	$0.33	$0.64

Discontinued operations
Basic	$(0.02)	$(0.07)	$0.01	$(0.14)

Diluted	$(0.02)	$(0.07)	$0.01	$(0.14)

Net income
Basic	$0.15	$0.11	$0.34	$0.50

Diluted	$0.15	$0.11	$0.34	$0.50

Weighted average number of shares outstanding:
Basic	13,609,000	13,596,000	13,605,000	13,591,000

Diluted	13,744,000	13,669,000	13,715,000	13,714,000

Cash dividend declared per common share	$0.50	$—	$0.50	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended October 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,688,000	$6,859,000
Removal of (income) loss on discontinued operations	(118,000)	1,913,000

Income from continuing operations	4,570,000	8,772,000
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Stock compensation expense	484,000	1,112,000
Depreciation	344,000	430,000
Amortization of purchased intangibles	262,000	262,000
Deferred income tax (benefit)	(19,000)	(326,000)
Other	8,000	73,000
Changes in operating assets and liabilities:
Restricted cash	1,243,000	3,382,000
Accounts receivable	(4,094,000)	(18,448,000)
Costs and estimated earnings in excess of billings	(4,218,000)	8,029,000
Prepaid expenses and other assets	(4,374,000)	2,628,000
Accounts payable and accrued expenses	14,208,000	(6,056,000)
Billings in excess of costs and estimated earnings	43,939,000	13,238,000

Net cash provided by continuing operating activities	52,353,000	13,096,000
Net cash (used in) discontinued operating activities	(15,000)	(763,000)

Net cash provided by operating activities	52,338,000	12,333,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(135,000)	(480,000)
Net cash provided by investing activities of discontinued operations	2,502,000	4,000

Net cash provided by (used in) investing activities	2,367,000	(476,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock options exercised	28,000	80,000
Proceeds from warrants exercised	23,000	23,000
Principal payments on long-term debt	—	(1,500,000)

Net cash provided by (used in) financing activities	51,000	(1,397,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	54,756,000	10,460,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,292,000	66,153,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$138,048,000	$76,613,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Income taxes	$3,765,000	$1,274,000

Interest	$—	$32,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2011
(Unaudited)
NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION
Description of the Business
Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provide the substantial portion of consolidated net revenues, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. Through SMC, the Company provides telecommunications infrastructure services including project management, construction, installation and maintenance to commercial, local government and federal government customers primarily in the Mid-Atlantic region. Each of the wholly-owned subsidiaries represents a separate reportable segment. Argan also presents the operations of Vitarich Laboratories, Inc. (“VLI”) as discontinued operations for the three and nine months ended October 31, 2011 and 2010 as discussed in Note 3 to the accompanying condensed consolidated financial statements.
Basis of Presentation
The accompanying condensed consolidated financial statements include the accounts of Argan and its wholly owned subsidiaries. The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation.
The condensed consolidated balance sheet as of October 31, 2011, the condensed consolidated statements of operations for the three and nine months ended October 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2011 and 2010 are unaudited. The condensed consolidated balance sheet as of January 31, 2011 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2011 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.
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
NOTE 2 — DECLARATION OF SPECIAL CASH DIVIDEND
Effective on October 17, 2011, the Company’s Board of Directors declared a special cash dividend of $0.50 per share of common stock, that was paid on November 15, 2011 to stockholders of record at the close of business on October 31, 2011.
NOTE 3 — DISPOSITION OF DISCONTINUED OPERATIONS
VLI, a wholly owned subsidiary representing the Company’s nutritional products business segment, completed the sale of substantially all of its assets (the “Asset Sale”) to NBTY Florida, Inc. (“NBTY”) in March 2011. The Asset Sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by NBTY of certain trade payables and accrued expenses of VLI. NBTY also assumed the remaining minimum lease obligations related to VLI’s office, warehouse and manufacturing facilities which totaled approximately $400,000 as of the sale date. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI is being paid from the escrow amount the cost of all pre-closing inventory sold, used or consumed within nine months of the closing; it was paid the amounts of all pre-closing accounts receivable of VLI that were collected by September 30, 2011. At September 30, 2011, all uncollected accounts receivable, the total amount of which was not material, were transferred back to VLI at no cost. At the end of the nine-month period subsequent to the closing, all money still held in the escrow account will be returned to NBTY. During the three and nine months ended October 31, 2011, VLI received cash proceeds from the escrow account in the amounts of $58,000 and $1,737,000, respectively. Amounts received from the escrow account are recorded as proceeds of the Asset Sale upon receipt.
The financial results of this business have been presented as discontinued operations in the accompanying condensed consolidated financial statements, including legal costs associated with this business. The amount of net revenues of the discontinued operations for the nine months ended October 31, 2011 was $1.5 million. The net revenues of the discontinued operations for the three and nine months ended October 31, 2010 were $2.9 million and $7.8 million, respectively. Assets held for sale at October 31, 2011 primarily included deferred tax assets.
NOTE 4 — CASH, CASH EQUIVALENTS AND RESTRICTED CASH
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
NOTE 5 — ACCOUNTS RECEIVABLE
Amounts retained by project owners under construction contracts and included in accounts receivable at October 31, 2011 and January 31, 2011 were approximately $6.1 million and $3.9 million, respectively. The lengths of retention periods may vary, but for material amounts they typically range between nine months and two years.

The allowance for doubtful accounts at both October 31, 2011 and January 31, 2011 was approximately $5.5 million. In fiscal year 2010, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance, without any effect on income, to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the remaining account receivable amount was fully reserved. The amounts of the provision for accounts receivable losses for the three and nine months ended October 31, 2011 and 2010 were not material.
NOTE 6 — COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS
The Company’s billing practices are governed primarily by the contract terms of each project based on the achievement of milestones, pre-agreed schedules or progress towards completion approved by the owner. Billings do not necessarily correlate with net revenues recognized under the percentage-of-completion method of accounting.
The tables below set forth the aggregate amount of costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through October 31 and January 31, 2011, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the consolidated balance sheets at those dates.

	October 31,	January 31,
	2011	2011
Costs incurred on uncompleted contracts	$58,113,000	$439,227,000
Estimated accrued earnings	5,793,000	26,884,000

	63,906,000	466,111,000
Less — Billings to date	(112,100,000)	(474,584,000)

	$(48,194,000)	$(8,473,000)

Costs and estimated earnings in excess of billings	$5,661,000	$1,443,000
Billings in excess of costs and estimated earnings	(53,855,000)	(9,916,000)

	$(48,194,000)	$(8,473,000)

Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes, insurance, job supervision and equipment charges. The amounts of costs and estimated earnings in excess of billings are expected to be billed and collected in the normal course of business.
NOTE 7 — PROPERTY AND EQUIPMENT
Property and equipment at October 31, 2011 and January 31, 2011 consisted of the following:

	October 31,	January 31,
	2011	2011
Leasehold improvements	$208,000	$208,000
Machinery and equipment	2,565,000	2,511,000
Trucks and other vehicles	1,817,000	1,738,000

	4,590,000	4,457,000
Less — accumulated depreciation	(3,322,000)	(2,979,000)

Property and equipment, net	$1,268,000	$1,478,000

Depreciation expense amounts related to continuing operations for property and equipment were $112,000 and $133,000 for the three months ended October 31, 2011 and 2010, respectively, and were $344,000 and $430,000 for the nine months ended October 31, 2011 and 2010, respectively. The costs of maintenance and repairs for continuing operations totaled $89,000 and $108,000 for the three months ended October 31, 2011 and 2010, respectively, and $208,000 and $360,000 for the nine months ended October 31, 2011 and 2010, respectively.
The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. It incurred total rent expense for continuing operations in the amounts of $1,203,000 and $1,507,000 for the three months ended October 31, 2011 and 2010, respectively, and $1,829,000 and $5,278,000 for the nine months ended October 31, 2011 and 2010, respectively.

NOTE 8 — INTANGIBLE ASSETS
The Company’s intangible assets consisted of the following amounts at October 31, 2011 and January 31, 2011:

					January 31,
		October 31, 2011			2011
	Estimated	Gross	Accumulated
	Useful	Carrying	Amortization/	Net	Net
	Life	Amount	Impairment	Amount	Amount

Intangible assets being amortized:
Non-compete agreements — GPS	5 years	$534,000	$523,000	$11,000	$91,000
Trade name — GPS	15 years	3,643,000	1,189,000	2,454,000	2,636,000

Intangible asset not being amortized:
Trade name — SMC	Indefinite	224,000	43,000	181,000	181,000

Total intangible assets		$4,401,000	$1,755,000	$2,646,000	$2,908,000

Goodwill — GPS	Indefinite	$18,476,000	$—	$18,476,000	$18,476,000

Amortization expense was $87,000 and $88,000 for the three months ended October 31, 2011 and 2010, respectively, and was $262,000 for both the nine month periods ended October 31, 2011 and 2010.
In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment, which is intended to simplify the two-step goodwill impairment test required by current guidance. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting entity unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors. As early adoption is permitted, a qualitative evaluation of GPS as of November 1, 2011 may support the position that impairment of the goodwill of GPS has not occurred and that its fair value continues to exceed its carrying value. Accordingly, the Company may not be required to perform the two-step quantitative goodwill impairment test for GPS for 2011.
NOTE 9 — FINANCING ARRANGEMENTS
The Company has financing arrangements with the Bank. The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2013, with interest at LIBOR plus 2.25%. We may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. The amended financing arrangements also covered a term loan in the amount of $8.0 million, with interest at LIBOR plus 3.25%, that was repaid during the year ended January 31, 2011. We used the funds borrowed from the Bank in the acquisition of GPS. Interest expense related to this term loan was $7,000 and $32,000 for the three and nine months ended October 31, 2010, respectively.
The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends (using a rolling 12-month period) including covenants that (1) the ratio of total funded debt to EBITDA not exceed 2 to 1, (2) the fixed charge coverage ratio be not less than 1.25 to 1, and (3) the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. The Bank’s consent is required for acquisitions and divestitures. The Company has pledged the majority of its assets to secure the financing arrangements. The amended financing arrangements contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance does not result in compliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, management would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of any outstanding senior debt. At October 31, 2011 and January 31, 2011, the Company was in compliance with the financial covenants of its amended financing arrangements.

NOTE 10 — STOCK-BASED COMPENSATION
In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of the Company’s common stock reserved for issuance thereunder. Awards may include incentive or nonqualified stock options, and restricted or unrestricted stock. The Stock Plan will expire in July 2021. The Stock Plan serves to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. Under the Option Plan, the Company’s Board of Directors granted incentive and nonqualified stock options to officers, directors and key employees. The Company did not make any awards of common stock or options to purchase common stock during the three months ended October 31, 2011.
A summary of stock option activity under the Option and Stock Plans for the nine months ended October 31, 2011 is presented below:

			Weighted
		Weighted	Average	Weighted
		Average	Remaining	Average
		Exercise	Contract	Fair
Options	Shares	Price	Term (Years)	Value
Outstanding, January 31, 2011	676,000	$11.29	5.78	$5.79
Granted	87,000	$8.99
Forfeited	(8,000)	$10.29
Exercised	(6,000)	$5.90

Outstanding, October 31, 2011	749,000	$11.08	5.10	$5.60

Exercisable, January 31, 2011	439,000	$10.12	5.90	$5.51

Exercisable, October 31, 2011	632,000	$11.47	4.85	$5.85

A summary of the change in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2011 is presented below:

		Weighted
		Average
Options	Shares	Fair Value
Nonvested, January 31, 2011	237,000	$6.31
Granted	87,000	$3.99
Forfeited	(5,000)	$4.98
Vested	(202,000)	$6.54

Nonvested, October 31, 2011	117,000	$4.24

Compensation expense amounts related to stock options were $126,000 and $403,000 for the three months ended October 31, 2011 and 2010, respectively, and were $475,000 and $1,112,000 for the nine months ended October 31, 2011 and 2010, respectively. At October 31, 2011, there was $168,000 in unrecognized compensation cost related to stock options granted under the Stock and Option Plans. The Company expects to recognize the compensation expense for these awards within the next seven months. The total intrinsic value of the stock options exercised during the nine months ended October 31, 2011 was approximately $24,000. At October 31, 2011, the intrinsic values of outstanding and exercisable stock options were approximately $1,887,000 and $1,348,000, respectively.
The fair value of each stock option granted in the nine-month period ended October 31, 2011 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Nine Months
Ended October 31,
2011
Dividend yield	—
Expected volatility	57.55%
Risk-free interest rate	3.42%
Expected life in years	3.57

During the current year, the Company awarded 5,000 shares of restricted stock to an employee. The aggregate market value of the shares is being amortized over the two-year vesting period to compensation expense, which was $6,000 and $9,000 for the three and nine months ended October 31, 2011, respectively.
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
At October 31, 2011, there were 1,409,000 shares of the Company’s common stock available for issuance upon the exercise of outstanding warrants and stock options and the vesting of restricted stock, including 495,000 shares of the Company’s common stock available for option and stock awards under the Stock Plan.
NOTE 11 — INCOME TAXES
The Company’s income tax expense amounts related to continuing operations for the nine months ended October 31, 2011 and 2010 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 34% to the income from continuing operations before income taxes as shown in the table below.

	Nine Months Ended October 31,
	2011	2010
Computed expected income tax expense	$2,458,000	$4,829,000
State income taxes, net of federal tax benefit	373,000	894,000
Permanent differences, net	(257,000)	(250,000)
Other, net	84,000	(41,000)

	$2,658,000	$5,432,000

For the nine months ended October 31, 2011 and 2010, the favorable tax effects of permanent differences related primarily to the tax benefit of the domestic manufacturing deduction for the periods.
As of October 31, 2011, prepaid expenses and other assets included prepaid income taxes in the amount of approximately $616,000. As of January 31, 2011, accrued expenses included income tax amounts payable of approximately $4,359,000. The Company’s consolidated balance sheets as of October 31 and January 31, 2011 included net deferred tax assets related to continuing operations in the amounts of $1,109,000 and $1,090,000, respectively, resulting from future deductible temporary differences. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit from its deferred tax assets and therefore no valuation reserve has been recorded.
The Company is subject to income taxes in the United States of America and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2008.
NOTE 12 — INCOME (LOSS) PER SHARE
Diluted income per share amounts for the three months ended October 31, 2011 and 2010 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 135,000 shares and 72,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended October 31, 2011 and 2010 excluded the effects of options to purchase approximately 458,000 and 526,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable period. Diluted loss per share for discontinued operations for the three months ended October 31, 2010 was computed by dividing the loss amount by the weighted average number of outstanding common shares for the period. The effects of outstanding options and warrants to purchase shares of common stock were not reflected in the computation as the loss made the common stock equivalents anti-dilutive for the period.

Diluted income per share amounts for the nine months ended October 31, 2011 and 2010 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 111,000 shares and 123,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the nine months ended October 31, 2011 and 2010 excluded the anti-dilutive effects of options to purchase approximately 508,000 and 476,000 shares of common stock, respectively. Diluted loss per share for discontinued operations for the nine months ended October 31, 2010 was computed by dividing the loss amount by the weighted average number of outstanding common shares for the period.
Basic income (loss) per share amounts for the three and nine months ended October 31, 2011 and 2010 were computed by dividing income (loss) by the weighted average number of shares of common stock that were outstanding during the applicable period.
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
Altra Matters
GPS was the contractor for engineering, procurement and construction services related to an anhydrous ethanol plant in Carleton, Nebraska (the “Project”). The Project owner was ALTRA Nebraska, LLC (“Altra”). In November 2007, GPS and Altra agreed to a suspension of the Project while Altra sought to obtain financing to complete the Project. By March 2008, financing had not been arranged which terminated the construction contract prior to completion of the Project. In March 2008, GPS filed a mechanic’s lien against the Project in the approximate amount of $23.8 million, which amount included all sums owed to the subcontractors/suppliers of GPS and their subcontractors/suppliers. Several other claimants have also filed mechanic’s liens against the Project. In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the court and have not been distributed to Altra’s creditors. The court has separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. In November 2011, the court held that the claim of the project lender is superior to the lien claim of GPS. The parties have begun discovery relating to the second phase which is scheduled for trial in mid-March 2012.
Delta-T Corporation (“Delta-T”) was a major subcontractor to GPS on the Project. In January 2009, GPS and Delta-T executed a Project Close-Out Agreement (the “Close-Out”) which settled all contract claims between the parties and included a settlement payment in the amount of $3.5 million that GPS made to Delta-T. In the Close-Out, Delta-T also agreed to prosecute any lien claims against Altra, to assign to GPS the first $3.5 million of any resulting proceeds and to indemnify and defend any claims against GPS related to the Project. In addition, GPS received a guarantee from Delta-T’s parent company in support of the indemnification commitment. Delta-T has assigned all of its lien rights related to the Project to GPS which has advised the parties that it will be pursuing only the assigned lien rights of Delta-T, amounting to approximately $21.2 million, for the remainder of this action.
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
The Company intends to vigorously pursue its assigned lien claim against the Altra project as well as to defend this matter for the surety company, to investigate the inclusion of the $2.3 million applied to other projects in the Judgment Award, to demand that Delta-T satisfy its obligations under the Close Out, and/or to enforce the guarantee provided to GPS by Delta-T’s parent company. Due to the early stages of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. It is reasonably possible that resolution of the matters discussed above could result in a loss with a material negative effect on the Company’s consolidated operating results in a future reporting period. However, at this time, management cannot make an estimate of the amount or range of loss, if any, related to these matters. No provision for loss has been recorded in the condensed consolidated financial statements as of October 31, 2011 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of loss can be reasonably estimated by GPS, the impacts of the change will be reflected in the consolidated financial statements at that time.

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
Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended October 31, 2011 and 2010. The “Other” column includes the Company’s corporate and unallocated expenses.

		Telecom
	Power Industry	Infrastructure
Three Months Ended October 31, 2011	Services	Services	Other	Consolidated
Net revenues	$41,269,000	$2,328,000	$—	$43,597,000
Cost of revenues	35,248,000	1,882,000	—	37,130,000

Gross profit	6,021,000	446,000	—	6,467,000
Selling, general and administrative expenses	1,518,000	423,000	794,000	2,735,000

Income (loss) from operations	4,503,000	23,000	(794,000)	3,732,000
Investment income	30,000	—	3,000	33,000

Income (loss) from continuing operations before income taxes	$4,533,000	$23,000	$(791,000)	3,765,000

Income tax expense				1,460,000

Income from continuing operations				$2,305,000

Amortization of purchased intangibles	$87,000	$—	$—	$87,000

Depreciation and other amortization	$53,000	$58,000	$1,000	$112,000

Fixed asset additions	$23,000	$53,000	$—	$76,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$153,573,000	$2,783,000	$32,945,000	$189,301,000

		Telecom
	Power Industry	Infrastructure
Three Months Ended October 31, 2010	Services	Services	Other	Consolidated
Net revenues	$42,706,000	$2,523,000	$—	$45,229,000
Cost of revenues	35,999,000	1,850,000	—	37,849,000

Gross profit	6,707,000	673,000	—	7,380,000
Selling, general and administrative expenses	1,804,000	327,000	990,000	3,121,000

Income (loss) from operations	4,903,000	346,000	(990,000)	4,259,000
Interest expense	(7,000)	—	—	(7,000)
Investment income	19,000	—	10,000	29,000

Income (loss) from continuing operations before income taxes	$4,915,000	$346,000	$(980,000)	4,281,000

Income tax expense				1,821,000

Income from continuing operations				$2,460,000

Amortization of purchased intangibles	$88,000	$—	$—	$88,000

Depreciation and other amortization	$64,000	$78,000	$1,000	$143,000

Fixed asset additions	$—	$214,000	$2,000	$216,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$97,538,000	$3,243,000	$29,250,000	$130,031,000

Presented below are summarized operating results data of the Company’s reportable continuing business segments for the nine months ended October 31, 2011 and 2010. As above, the “Other” column includes the Company’s corporate and unallocated expenses.

		Telecom
	Power Industry	Infrastructure
Nine Months Ended October 31, 2011	Services	Services	Other	Consolidated
Net revenues	$79,678,000	$6,254,000	$—	$85,932,000
Cost of revenues	65,807,000	5,113,000	—	70,920,000

Gross profit	13,871,000	1,141,000	—	15,012,000
Selling, general and administrative expenses	4,263,000	1,159,000	2,446,000	7,868,000

Income (loss) from operations	9,608,000	(18,000)	(2,446,000)	7,144,000
Investment income	70,000	—	14,000	84,000

Income (loss) from continuing operations before income taxes	$9,678,000	$(18,000)	$(2,432,000)	7,228,000

Income tax expense				2,658,000

Income from continuing operations				$4,570,000

Amortization of purchased intangibles	$262,000	$—	$—	$262,000

Depreciation and other amortization	$153,000	$188,000	$3,000	$344,000

Fixed asset additions	$23,000	$109,000	$3,000	$135,000

		Telecom
	Power Industry	Infrastructure
Nine Months Ended October 31, 2010	Services	Services	Other	Consolidated
Net revenues	$144,475,000	$6,308,000	$—	$150,783,000
Cost of revenues	122,568,000	5,281,000	—	127,849,000

Gross profit	21,907,000	1,027,000	—	22,934,000
Selling, general and administrative expenses	4,569,000	1,198,000	2,992,000	8,759,000

Income (loss) from operations	17,338,000	(171,000)	(2,992,000)	14,175,000
Interest expense	(32,000)	—	—	(32,000)
Investment income	41,000	—	20,000	61,000

Income (loss) from continuing operations before income taxes	$17,347,000	$(171,000)	$(2,972,000)	14,204,000

Income tax expense				5,432,000

Income from continuing operations				$8,772,000

Amortization of purchased intangibles	$262,000	$—	$—	$262,000

Depreciation and other amortization	$228,000	$276,000	$3,000	$507,000

Fixed asset additions	$243,000	$243,000	$2,000	$488,000

NOTE 15 — MAJOR CUSTOMERS
The Company’s significant customer relationships included three power industry service customers which accounted for approximately 46%, 40% and 5%, respectively, of consolidated net revenues from continuing operations for the three months ended October 31, 2011, and approximately 34%, 35% and 21%, respectively, of consolidated net revenues from continuing operations for the nine months ended October 31, 2011.
Last year, the Company’s significant customer relationships included three power industry service customers which accounted for approximately 47%, 40% and 8%, respectively, of consolidated net revenues from continuing operations for the three months ended October 31, 2010, and approximately 62%, 14% and 20%, respectively, of consolidated net revenues from continuing operations for the nine months ended October 31, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries (the “Company,” “we,” “us,” or “our”) as of October 31, 2011, and the results of operations for the three and nine months ended October 31, 2011 and 2010, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 that was filed with the Securities and Exchange Commission on April 14, 2011 (the “2011 Annual Report”).
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
Business Description
We conduct continuing operations through our wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, telecommunications and broadband service providers as well as electric utilities. Each of the wholly-owned subsidiaries represents a separate reportable segment — power industry services and telecommunications infrastructure services, respectively. Argan is a holding company with no operations other than its investments in GPS and SMC. At October 31, 2011, there were no restrictions with respect to inter-company payments from GPS or SMC to Argan.
Overview and Outlook
For the three months ended October 31, 2011 (the third quarter of our fiscal year 2012), consolidated net revenues from continuing operations were $43.6 million compared with net revenues from continuing operations of $45.2 million for the third quarter last year, a reduction of approximately 4%. Income from continuing operations for the three months ended October 31, 2011 was $2.3 million, or $0.17 per diluted share. Income from continuing operations was $2.5 million, or $0.18 per diluted share, for the third quarter last year. Net income for the three months ended October 31, 2011 was $2.0 million, or $0.15 per diluted share. We reported net income of $1.5 million, or $0.11 per diluted share, for the third quarter last year. The reduction in consolidated net revenues from continuing operations for the three months ended October 31, 2011, compared with the consolidated net revenues from continuing operations for the corresponding period of last year, was due primarily to a decrease of 3% in the net revenues of the power industry services business, which represented approximately 95% of consolidated net revenues for the current quarter. The net revenues of the telecommunications infrastructure services business were $2.3 million and $2.5 million for the three months ended October 31, 2011 and 2010, respectively.
For the nine months ended October 31, 2011, consolidated net revenues from continuing operations were $85.9 million which represented a decrease of $64.9 million from the net revenues of continuing operations of $150.8 million for the corresponding period of last year. Income from continuing operations for the nine months ended October 31, 2011 was $4.6 million, or $0.33 per diluted share. Income from continuing operations was $8.8 million, or $0.64 per diluted share, for the nine months ended October 31, 2010. Net income for the nine months ended October 31, 2011 was $4.7 million, or $0.34 per diluted share. We reported net income of $6.9 million, or $0.50 per diluted share, for the nine months ended October 31, 2010. The reduction in consolidated net revenues from continuing operations for the nine months ended October 31, 2011, compared with the net revenues from continuing operations for the corresponding period of last year, was due primarily to a decrease of 45% in the net revenues of the power industry services business, which represented 93% of consolidated net revenues for the current period. The net revenues of the telecommunications infrastructure services business were approximately $6.3 million for both the nine months ended October 31, 2011 and 2010.

The current year results reflect the transition for us between major construction projects. They reflect our completion of three energy plant construction projects and the commencement of the work on three new energy plants. However, the start-ups of the new projects did not occur immediately. As a result, the net revenues of our power industry services business for the current year were adversely impacted, particularly during the first two quarters. During the current year, we completed the construction of a gas-fired power plant in Northern California; this major project represented our most significant construction activity for the last two fiscal years. For the nine months ended October 31, 2011 and 2010, net revenues related to this project were approximately 3% and 62% of consolidated net revenues from continuing operations, respectively. Near the end of last year, we also completed construction activity on a wind-energy farm project that represented approximately 20% of net revenues for the nine-month period ended October 31, 2010.
As of October 31, 2011, the value of our construction contract backlog was $431 million compared with a backlog value of $291 million as of January 31, 2011, including $165 million related to a project awarded to us in October 2011 for the engineering and construction of a 49.9 megawatt biomass-fired power plant in East Texas. Although we do not expect to receive a full notice to proceed on this contract from the project owner until the first fiscal quarter of next year, we have begun critical planning and early engineering activities on this project. Completion of this project is expected to occur in December 2014.
The current backlog also includes two other projects; the design and construction of a wind energy farm in Illinois and a gas-fired electricity peaking facility in Southern California. Substantial commencement of these projects, which should result in a considerable amount of net revenues over the final quarter of the current fiscal year, occurred in the second quarter. During the current year and after a weather-related delay, we commenced the construction activities on the Illinois wind farm including the installation of up to one-hundred thirty-four (134) wind turbines with a total power rating of approximately 200 megawatts. This contract was awarded to us last November with a planned project-completion date in late 2011. In May 2011, we received the anticipated full notice to proceed from the project owner in Southern California pursuant to which we immediately commenced activity for the design and construction of an 800 MW, eight-unit simple cycle peaking power plant near Desert Hot Springs, California. This project is scheduled to be completed during the summer of calendar year 2013. Together, these two projects represented approximately 86% and 69% of net revenues from continuing operations for the three-month and nine-month periods ended October 31, 2011, respectively.
Subsequent to the end of the current quarter, we announced that GPS, through its wholly-owned subsidiary Gemma Renewable Power, LLC (“GRP”), had signed an approximately $16.6 million EPC contract with a solar power project development firm for the design and build of a 5.7MW (DC) solar energy facility consisting of approximately 19,800 photovoltaic panels located on a closed capped landfill in Canton, Massachusetts. The solar energy project is planned to cover approximately 12.5 acres of the 40 acre landfill. GRP has received a full release to start all construction and engineering activities on this project that is expected to be completed during the summer of 2012.
Due to the decrease in the net revenues from continuing operations and a slightly lower gross margin percentage related to net revenues earned in the current quarter by the power industry services business, gross profit declined by approximately $913,000 between the quarters. Our overall gross profit percentage decreased for the current quarter compared with the third quarter last year. We reduced selling, general and administrative expenses by $386,000, or approximately 12%, for the current quarter compared with the comparable expense amount for the prior year. However, income from continuing operations for the three months ended October 31, 2011 declined to $2.3 million from $2.5 million for the three months ended October 31, 2010.
Gross profit declined by approximately $7.9 million for the nine months ended October 31, 2011. However, our overall gross profit percentage reflects improvement in the current year compared with the corresponding period last year, due to the profitability improvements of both of our business segments. Selling, general and administrative expenses declined by $891,000, or approximately 10%, for the nine month period ended October 31, 2011 compared with the comparable expense amount for the prior year. However, income from continuing operations for the nine months ended October 31, 2011 also declined to $4.6 million from $8.8 million for the nine months ended October 31, 2010.

Cash and cash equivalents increased during the current year to $138.0 million at October 31, 2011 due primarily to net cash provided by profitable operations and the collection of payments covering, in part, the significant equipment and other purchase commitments made by us under recently awarded energy plant construction projects.
Current economic conditions in the United States reflect ongoing weakness in employment, housing and, more recently, the manufacturing sector. Stubbornly high unemployment, the depressed state of the housing industry and sluggish manufacturing activity have all contributed significantly to a reduction in construction spending in the United States. Affecting us more specifically, these factors have resulted in lower demand for electricity which in turn has resulted in power plant operators experiencing less urgency to build new electricity-generating power plants. In addition, the significant instability in the financial markets may be continuing to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. The sharp reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment in our construction sector. Many known competitors have reduced prices, willing to sacrifice margin in order to keep work crews busy. Other construction companies have entered our sector of the industry looking for new work at low margins.
The power industry has not fully recovered from the recessionary decline in the demand for power in the United States. As it will likely take at least several years for power consumption to reach 2007 peak levels, existing power plants will continue to operate with spare capacity to produce electricity. Despite the reductions in the demand for power, certain regions of the country continued to add power generation facilities over the last several years, wind energy facilities in particular. The combination of these new electricity generation plants and excess power generation capacity elsewhere may obviate the need to build power plants during the power demand recovery period.
The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected just a few years ago. For example, the rate of wind power capacity growth slowed noticeably, from 26% in 2009 to 19% in 2010. The federal government has failed to pass comprehensive energy legislation, including incentives or mandates for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. This appears even less likely for the foreseeable future as the political party with majority control of the U.S. House of Representatives does not appear predisposed to provide government incentives for sources of renewable power. With the future availability of renewable energy tax incentives unknown, potential energy project developers and investors may be hesitant to make commitments related to new renewable energy generation facilities. Although certain coal-fired power plants have been shut down, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth.
We believe that it is likely that this unfavorable energy construction environment will continue to limit the number of new energy plant construction opportunities through at least the remainder of the current year and next year. In addition, we expect that the new opportunities which do arise will result in fierce competition among bidders.
However, we continue to believe that the long-term prospects for energy plant construction are extremely favorable. We expect that the negative environmental impact of burning coal, political focus on energy independence and renewed concerns about the safety of nuclear power plants eventually will spur the development of renewable and cleaner gas-fired power generation facilities which should result in new power facility construction opportunities for us in the future. The demand for electrical power in this country is expected to recover and grow steadily over the long term. This demand, and the expected retirement of old coal, nuclear and oil powered energy plants, should result in gas-fired and renewable energy plants, like wind and biomass, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. Utilities and other power-generating companies in our country have announced the retirement of aging, inefficient coal-fired power plants and dropped future plans to build new ones. It was reported that 2010 was the second straight year in which construction did not begin on a single new coal-fired power plant in the United States.
Although our federal government has failed to enact national renewable energy standards, more than half of the states have adopted formal renewable energy portfolio standards which have contributed to an expansion of the wind energy industry. Since 2007, wind energy farms have represented over 35% of all new electricity generating capacity in the United States, second only to natural gas and more than coal and nuclear combined. Further, there is federal support for improving the power infrastructure, for example the streamlining of power transmission line permitting and the modernization of the power grid, which is essential for the growth of intermittent power generation sources like wind and solar. During the current year, we began construction of a new 200 megawatt wind energy farm in Illinois.

We continue to observe interest in gas-fired generation as electric utilities and independent power producers look to diversify their power generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and utilities’ desire to fill demand for additional power prior to the completion of more sizeable, expensive or controversial projects, will stimulate and sustain demand for more efficient gas-fired power plants. Natural gas is the cleanest burning fossil fuel, emitting very few pollutants into the atmosphere. In addition, gas-fired generation of electricity can complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought on-line quickly to smooth the inherently variable generation pattern of these alternative energy sources. We would also expect power producers to increase future capital spending on gas-fired power plants to take advantage of recent lower natural gas prices and the prospect that these prices may remain stable for some time because of the rapidly expanding supply of natural gas coming from shale-gas field development projects in the United States, as well as liquefied natural gas imports. While it is unclear what the future impact of economic conditions might have on the timing or financing of future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the United States and believe our capabilities and expertise will position us as a market leader for these projects. The completed projects in Northern California and Connecticut, and the backlog peaking plant project referred to above, all utilize gas-fired electricity generation.
During this difficult time for our industry, we are focused on the effective and efficient completion of our current construction projects and the control of costs, which we expect to result in favorable profit and cash flow results for the remainder of the current year for us. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects. This approach may result in a lower volume of new business bookings until the demand for new power generation facilities and the other construction industry sectors recover fully. We will strive to conserve cash and to maintain an overall strong balance sheet. However, we are seeing a number of new business opportunities that include an opportunity to make an investment in the ownership of the new project, at least during the development phase of the project, in order to improve the probability of an EPC contract award. Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks. Alternatively, in order to be considered for large opportunities in the future, project owners may require us to team with a larger construction firm partner in order to reduce the perceived performance risk. This type of arrangement may also be acceptable to us in certain circumstances.
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
Discontinued Operations
On March 11, 2011, we completed the sale of substantially all of the assets of VLI to NBTY Florida, Inc. The asset sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by the purchaser of certain trade payables, accrued expenses and remaining obligations under VLI’s facility leases. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI is being paid from the escrow amount as purchased inventory is used in production or is sold and purchased accounts receivable are collected. At the end of nine months of the closing, all money still held in the escrow account will be returned to the purchaser. During the nine months October 31, 2011, VLI has received cash proceeds from the escrow account in the amount of $1,737,000 relating primarily to the subsequent collection of accounts receivable. Amounts received from the escrow account are recorded as sale proceeds upon receipt.
VLI has been presented as discontinued operations in the accompanying condensed consolidated financial statements. Income (loss) on discontinued operations for the three and nine months ended October 31, 2011 was $(293,000) and $118,000, respectively, including net gain on the sale of assets, before income taxes, in the amounts of approximately $58,000 and $1,286,000 for the three and nine months ended October 31, 2011, respectively, and legal costs associated with this business. We incurred losses from discontinued operations for the three and nine months ended October 31, 2010 in the amounts of $925,000 and $1,913,000, respectively. Cash used in the discontinued operating activities of VLI for the nine months ended October 31, 2011 was $15,000. For the nine months ended October 31, 2010, discontinued operations used cash in the amount of $763,000. The assets and liabilities of VLI as of October 31 and January 31, 2011 are classified as held for sale in the accompanying condensed consolidated balance sheets.

Comparison of the Results of Operations for the Three Months Ended October 31, 2011 and 2010
The following schedule compares the results of our operations for the three months ended October 31, 2011 and 2010. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding quarter. As analyzed below the schedule, we reported net income of $2.0 million for the three months ended October 31, 2011, or $0.15 per diluted share. For the three months ended October 31, 2010, we reported net income of approximately $1.5 million, or $0.11 per diluted share.

	2011		2010
Net revenues
Power industry services	$41,269,000	94.7%	$42,706,000	94.4%
Telecommunications infrastructure services	2,328,000	5.3%	2,523,000	5.6%

Net revenues	43,597,000	100.0%	45,229,000	100.0%

Cost of revenues **
Power industry services	35,248,000	85.4%	35,999,000	84.3%
Telecommunications infrastructure services	1,882,000	80.8%	1,850,000	73.3%

Cost of revenues	37,130,000	85.2%	37,849,000	83.7%

Gross profit	6,467,000	14.8%	7,380,000	16.3%
Selling, general and administrative expenses	2,735,000	6.3%	3,121,000	6.9%

	3,732,000	8.5%	4,259,000	9.4%
Investment income, net of interest expense	33,000	*	22,000	*

Income from continuing operations before income taxes	3,765,000	8.6%	4,281,000	9.4%
Income tax expense	1,460,000	3.3%	1,821,000	4.0%

Income from continuing operations	2,305,000	5.3%	2,460,000	5.4%
Loss on discontinued operations	(293,000)	*	(925,000)	(2.0)%

Net income	$2,012,000	4.6%	$1,535,000	3.4%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
The net revenues of the power industry services business decreased by $1.4 million to $41.3 million for the three months ended October 31, 2011 compared with net revenues of $42.7 million for the third quarter last year. The net revenues of this business represented approximately 95% of consolidated net revenues from continuing operations for the three months ended October 31, 2011, and approximately 94% of consolidated net revenues from continuing operations for the three months ended October 31, 2010.
Approximately 92% of this segment’s net revenues for last year’s third quarter included the results of two projects, both of which have been completed. The net revenues of the power industry services segment for the current quarter included the results of the two new projects which are discussed above, which represented approximately 49% and 43% of the net revenues of the segment and approximately 46% and 40% of consolidated net revenues from continuing operations.
Telecommunications Infrastructure Services
This segment’s net revenues for the three months ended October 31, 2011 were approximately $2.3 million compared with net revenues of $2.5 million for the three months ended October 31, 2010. The net revenues of the telecommunications infrastructure services business, expressed as a percentage of consolidated net revenues from continuing operations, were approximately 5% for the current quarter compared to approximately 6% in the third quarter last year.
The telecommunications infrastructure services business of SMC is challenged by the depressed state of commercial and residential construction activity in the Mid-Atlantic region. Historically, the net revenues of this segment related to only a few major recurring customers. For example, approximately 56% of the net revenues of this segment in the prior quarter related to two customers. For the current quarter, the aggregate net revenues related these two customers declined to 28%. However, the net revenues of this segment were substantially sustained between quarters due to the addition of new projects with a variety of different companies.

Net revenues related to the performance of outside premises activities increased to approximately 62% of this segment’s business for the three months ended October 31, 2011 from approximately 51% of this segment’s net revenues for the three months ended October 31, 2010. Conversely, the net revenues related to the performance of inside premises activities decreased to approximately 38% of this segment’s business for the three months ended October 31, 2011 from approximately 49% of this segment’s net revenues for the three months ended October 31, 2010.
Contributing favorably to SMC’s results for the current quarter were net revenues relating to the performance of underground wiring projects throughout nearby Maryland counties under a new services contract. We expect to derive net revenues from this arrangement for multiple years as the contract term is two years with four one-year customer renewal options.
Cost of Revenues
Due primarily to the decline in consolidated net revenues from continuing operations for the three months ended October 31, 2011 compared with the three months ended October 31, 2010, the corresponding consolidated cost of revenues also declined. These costs were $37.1 million and $37.8 million for the three months ended October 31, 2011 and 2010, respectively. Moreover, the overall gross profit percentage for the current quarter declined compared with the prior quarter as the favorable gross margin percentages achieved by both business segments for last year’s third quarter could not be sustained.
Selling, General and Administrative Expenses
These costs decreased by $386,000, or approximately 12%, to approximately $2.7 million for the current quarter from approximately $3.1 million for the third quarter last year reflecting primarily a reduction in bonus expense in the amount of $388,000 and a $271,000 decline between quarters in the amount of compensation expense related to outstanding stock options and restricted stock. Offsetting a portion of these declines, salaries and benefits costs increased between quarters in the amount of $144,000.
Income Tax Expense
For the three months ended October 31, 2011, we incurred income tax expense related to continuing operations of $1,460,000 reflecting an estimated annual effective income tax rate of 35.3%. For the three months ended October 31, 2010, we incurred income tax expense of $1,821,000 related to continuing operations reflecting an estimated annual effective income tax rate of approximately 36.8%. These rates differed from the expected federal income tax rate of 34% due primarily to the effects of state income tax expense offset substantially by the favorable tax effects of permanent differences including the domestic manufacturing deduction.
Income tax expense amounts for the three months ended October 31, 2011 and 2010 included federal and state income tax true-up adjustments in the approximate total amounts of $94,000 and $174,000 which were treated as a discreet items in the determination of the income tax provisions for the quarters.
Comparison of the Results of Operations for the Nine Months Ended October 31, 2011 and 2010
The following schedule compares the results of our operations for the nine months ended October 31, 2011 and 2010. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding period.

As analyzed below the schedule, we reported net income of $4.7 million for the nine months ended October 31, 2011, or $0.34 per diluted share. For the nine months ended October 31, 2010, we reported net income of approximately $6.9 million, or $0.50 per diluted share.

	2011		2010
Net revenues
Power industry services	$79,678,000	92.7%	$144,475,000	95.8%
Telecommunications infrastructure services	6,254,000	7.3%	6,308,000	4.2%

Net revenues	85,932,000	100.0%	150,783,000	100.0%

Cost of revenues **
Power industry services	65,807,000	82.6%	122,568,000	84.8%
Telecommunications infrastructure services	5,113,000	81.8%	5,281,000	83.7%

Cost of revenues	70,920,000	82.5%	127,849,000	84.8%

Gross profit	15,012,000	17.5%	22,934,000	15.2%
Selling, general and administrative expenses	7,868,000	9.2%	8,759,000	5.8%

	7,144,000	8.3%	14,175,000	9.4%
Investment income, net of interest expense	84,000	—	29,000	*

Income from continuing operations before income taxes	7,228,000	8.4%	14,204,000	9.4%
Income tax expense	2,658,000	3.1%	5,432,000	3.6%

Income from continuing operations	4,570,000	5.3%	8,772,000	5.8%
Income (loss) on discontinued operations	118,000	*	(1,913,000)	(1.3)%

Net income	$4,688,000	5.5%	$6,859,000	4.5%

*	Less than 1%.

**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.
Net Revenues
Power Industry Services
For the current year, the net revenues related to the two new projects discussed above, in total, represented approximately 36% and 37% of the net revenues of the segment, respectively, and approximately 34% and 35% of consolidated net revenues from continuing operations, respectively. The current year results also reflected the final activity on this segment’s major project for the last three years that was completed during the three months ended April 2011. Net revenues for the nine months ended October 31, 2011 related to this construction project, a gas-fired power plant located in Northern California, represented only 3% power industry services net revenues and consolidated net revenues from continuing operations. In the corresponding period last year, the net revenues related to this project represented 65% and 62% of segment net revenues and consolidated net revenues from continuing operations, respectively. This is the primary cause of the significant reduction in the net revenues of the power industry services business between years. In addition, during the current year, we completed construction of a power plant in Connecticut that contributed net revenues which represented 22% and 21% of the current period net revenues from continuing operations of the segment and the Company, respectively.
Telecommunications Infrastructure Services
The decline in the net revenues of the power industry services business was a primary cause for the increase in the net revenues of the telecommunications infrastructure services business, expressed as a percentage of consolidated net revenues from continuing operations, to 7% for the current period compared with 4% for the corresponding period last year. The net revenues of this segment were approximately $6.3 million for both the current and prior year periods.
Net revenues related to the performance of outside premises activities increased to approximately 53% of this segment’s business for the nine months ended October 31, 2011 from approximately 47% of this segment’s net revenues for the nine months ended October 31, 2010 due primarily to an increase in the amount of work performed under contracts with new customers. Conversely, net revenues related to the performance of inside premises activities decreased to approximately 47% of this segment’s business for the nine months ended October 31, 2011 from approximately 53% of this segment’s net revenues for the nine months ended October 31, 2010 as SMC’s largest inside premises customer had a prime contract with the federal government that expired last year, adversely affecting the number and amount of subcontracted projects awarded to us in the current year.

Cost of Revenues
Due substantially to the decline in consolidated net revenues from continuing operations for the nine months ended October 31, 2011 compared with the nine months ended October 31, 2010, the corresponding consolidated cost of revenues also declined. These costs were $70.9 million and $127.8 million for the nine months ended October 31, 2011 and 2010, respectively.
However, the overall gross profit percentage for the current year period improved compared with the corresponding period last year due primarily to the recognition in the first quarter of final fees earned with the completion of the major construction project in Northern California. The profit performance of the telecommunications infrastructure services segment also improved in the current year period; last year’s operating results for this segment reflected losses recognized on two projects that totaled approximately $306,000.
Selling, General and Administrative Expenses
These costs decreased by $891,000, or 10%, to approximately $7.9 million for the current period from approximately $8.8 million for the corresponding period of last year reflecting a decrease in stock compensation expense of $628,000 and the bonus expense reduction for the current quarter that is discussed above. Partially offsetting the effect of these expense reductions, the cost of salaries and benefits increased between periods in the amount of $96,000 as did legal costs.
Income Tax Expense
For the nine months ended October 31, 2011, we incurred income tax expense related to continuing operations in the amount of $2.7 million representing an estimated annual effective income tax rate of 35.3%. For the nine months ended October 31, 2010, we incurred income tax expense related to continuing operations of $5.4 million reflecting an estimated annual effective income tax rate of 36.8%. The effective tax rates differed from the expected federal income tax rate of 34.0% due primarily to the unfavorable effects of state income taxes partially offset by the favorable effects of permanent differences. The income tax provision amounts for the nine months ended October 31, 2011 and 2010 also included unfavorable adjustments for return-to-provision differences and state tax rate changes in the approximate total amounts of $105,000 and $182,000, respectively, which were treated as discreet items in the determination of the income tax provisions for the periods.
Liquidity and Capital Resources as of October 31, 2011
The balance of cash and cash equivalents increased during the nine months ended October 31, 2011 to a balance of $138 million as of October 31, 2011 compared with a balance of $83.3 million as of January 31, 2011. Consolidated working capital has decreased slightly during the current year to $72.8 million as of October 31, 2011 from approximately $73.2 million as of January 31, 2011, due to the cash dividend payable at October 31, 2011. We have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”) that expires in May 2013.
Net cash of $52.3 million was provided by the operating activities of continuing operations during the nine months ended October 31, 2011. Income from continuing operations for the current period was $4.6 million. We have also received payments on new projects covering outstanding and certain planned expenditures resulting in a $43.9 million increase in the amount of billings in excess of costs and estimated earnings during the current period. The increasing construction activity associated with new projects also caused the amounts of accounts receivable and costs and estimated earnings in excess of billings to increase during the current year, representing uses of cash in the amounts of $4.1 million and $4.2 million, respectively. An increase in accounts payable and accrued liabilities provided net cash during the current period in the amount of $14.2 million. The completion of the construction project in Northern California resulted in the release of restrictions on the cash balance segregated for this project providing cash in the amount of $1.2 million for the current period. The amount of non-cash adjustments to income from continuing operations for the current period represented a net source of cash of approximately $1,079,000, including primarily stock compensation, depreciation and amortization expense amounts of $484,000, $344,000 and $262,000, respectively. The balance of prepaid expenses and other current assets increased by $4.4 million as net cash was used during the current period in order to make advance payments on certain necessary expenditures associated with the gas-fired power plant construction project in Southern California, to prepay certain annual insurance premiums and to make short-term loans in connection with certain new business opportunities. Net cash of $15,000 was used in the operating activities of discontinued operations during the current period.

For the nine months ended October 31, 2010, net cash provided by continuing operating activities was $13.1 million. We reported income from continuing operations of approximately $8.8 million for the prior period. The amount of non-cash adjustments to income from continuing operations for the nine months ended October 31, 2010 represented a net source of cash of $1.6 million, including stock compensation expense of $1,112,000 and depreciation and total amortization of $769,000 offset partially by deferred tax benefit of $326,000. Last year, the increase in accounts receivable represented a $18.4 million use of cash during the nine months ended October 31, 2010 as construction activity increased on a wind-energy project in the state of Washington and the peaking facility that was under construction in Connecticut. We also used cash during the prior year to make payments reducing the amount of accounts payable and accrued liabilities by $6.1 million in the nine-month period ended October 31, 2010. However, activity on projects caused billings in excess of costs and estimated earnings to increase last year, providing net cash in the amount of $13.2 million during the nine months ended October 31, 2010. In addition, as the large power plant construction project in Northern California progressed towards completion, the amount of costs and estimated earnings in excess of billings declined last year, providing net cash in the amount of $8.0 million. During the nine months ended October 31, 2010, we also reduced the amount of cash subject to restrictions, providing net cash in the amount of $3.4 million. Last year, net cash used by the operating activities of discontinued operations was $763,000.
During the nine months ended October 31, 2011, net cash was provided by investing activities in the amount of $2.4 million due primarily to the receipt of cash proceeds from the sale of the assets of VLI. The exercise of stock options and warrants provided net cash proceeds from financing activities in the aggregate amount of $51,000 during the current period.
During the nine months ended October 31, 2010, net cash was used in connection with financing activities in the amount of $1,397,000 as we used cash to make principal payments on long-term debt totaling $1,500,000, offset partially by cash proceeds received upon the exercise of stock options and warrants in the total amount of $103,000. Last year, net cash in the amount of $476,000 was used in investing activities, including $480,000 used for the purchases of equipment for continuing operations.
The financing arrangements with the Bank provide for the measurement at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period) of certain financial covenants, determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At October 31, 2011 and January 31, 2011, we were in compliance with each of these financial covenants. The Bank’s consent is required for acquisitions and divestitures. We have pledged the majority of the Company’s assets to secure the financing arrangements. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable. We did receive the required consent from the Bank in order to complete the disposition of substantially all of the assets of VLI. In May 2011, we reached agreement with the Bank on a new amendment to the financing arrangements which extends the expiration date of the revolving line of credit to May 31, 2013 and permits investments or loans, as described in the amendment, in amounts not to exceed $10 million under certain conditions.
At October 31, 2011, most of the balance of cash and cash equivalents was invested in a money market fund without any exposure to European sovereign bonds and sponsored by an investment division of the Bank. Our operating and restricted bank accounts are maintained with the Bank.
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
The following table presents the determinations of EBITDA for continuing operations for the nine months ended October 31, 2011 and 2010:

	2011	2010

Income from continuing operations, as reported	$4,570,000	$8,772,000
Interest expense	—	32,000
Income tax expense	2,658,000	5,432,000
Amortization of purchased intangible assets	262,000	262,000
Other amortization	—	77,000
Depreciation	344,000	430,000

EBITDA	$7,834,000	$15,005,000

As we believe that our net cash flow from continuing operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash provided by continuing operating activities that are presented in our condensed consolidated statements of cash flows for the nine months ended October 31, 2011 and 2010:

	2011	2010

EBITDA	$7,834,000	$15,005,000
Current income tax expense	(2,677,000)	(5,758,000)
Interest expense	—	(32,000)
Non-cash stock compensation expense	484,000	1,112,000
Decrease in restricted cash	1,243,000	3,382,000
Increase in accounts receivable	(4,094,000)	(18,448,000)
Change related to the timing of scheduled billings	39,721,000	21,267,000
Increase (decrease) in accounts payable and accrued liabilities	14,208,000	(6,056,000)
Other, net	(4,366,000)	2,624,000

Net cash provided by continuing operating activities	$52,353,000	$13,096,000

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

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of October 31, 2011, the total amount of outstanding surety bonds issued under such arrangements was approximately $1.7 million. We earned approximately $46,000 in fees during the current quarter in connection with such arrangements.
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
Actual costs may vary from the costs we estimate. Variations from estimated contract costs along with other risks inherent in fixed-price contracts may result in actual net revenues and gross profits differing from those we estimate and could result in losses on projects or other significant unfavorable impacts on our operating results for any fiscal quarter or year. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. We review the estimate of total cost on each significant contract monthly. We believe our exposure to losses on fixed price contracts is limited by management’s experience in estimating contract costs and in making early identification of unfavorable variances as work progresses.
We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for price associated with that scope change. The costs associated with a scope change are expensed as incurred and included in the estimated amount of cost to complete the contract. We recognize net revenue on an unapproved change order when realization of price approval is probable. As of October 31, 2011, unapproved change orders in the aggregate amount of approximately $5.6 million were included in the total contract value amounts and reflected in the estimated total cost amounts of the corresponding contracts. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes net revenues from a claim only when an agreement on the amount of the claim has been reached. Subsequent to July 31, 2011, the owner of the energy plant project in Connecticut approved previously disputed change orders in the approximate amount of $1.74 million which were reflected in our net revenues in the third quarter of the current fiscal year. The direct costs associated with these change orders were expensed as incurred and included in the estimated total cost of the completed contract as of July 31, 2011.

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
In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-18”), which is intended to simplify the two-step goodwill impairment test required by current guidance. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting entity unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors. As early adoption is permitted, a qualitative evaluation of GPS as of November 1, 2011 may support the position that impairment of the goodwill of GPS has not occurred and that its fair value continues to exceed its carrying value. Accordingly, we may not be required to perform the two-step quantitative goodwill impairment test for GPS.

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
Deferred Tax Assets
As of October 31 and January 31, 2011, our consolidated balance sheets included net deferred tax assets in the total amounts of $1,109,000 and $1,090,000, respectively, resulting from our future deductible temporary differences. In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, we believe that the historically strong earnings performance of our power industry services business segment will continue during the periods in which the applicable temporary income tax differences become deductible. Accordingly, we believe that it is more likely than not that we will realize the benefit of our net deferred tax assets. The amounts of income from operations before income taxes for this business segment were $21.6 million and $16.5 million for the fiscal years ended January 31, 2011 and 2010, respectively, and $9.6 million for the nine months ended October 31, 2011.
Stock Options
We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the awards and recognize the corresponding expense amounts over the vesting periods. Options to purchase 87,000 shares of our common stock were awarded during the nine months ended October 31, 2011 with a weighted average fair value per share amount of $3.99. The amounts of compensation expense recorded during the nine months ended October 31, 2011 and 2010 related to vesting stock options were $475,000 and $1,112,000, respectively. We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations which are disclosed in Note 10 to the accompanying condensed consolidated financial statements and include the risk-free interest rate, the expected volatility of the market price of our common stock and the expected life of the stock option. We use the “simplified method” in developing the estimates of the expected lives of stock options, as we believe that our historical stock option exercise experience is insufficient to provide a reasonable basis upon which to estimate expected lives. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards.
Legal Contingencies
As discussed in Note 13 to the accompanying condensed consolidated financial statements, we are involved in several legal matters where litigation has been initiated or claims have been made against us. We intend to vigorously defend ourselves in each case. At this time, we do not believe that a material loss is probable related to any of the current matters discussed therein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the outcomes of these legal matters change, significant losses or additional costs may be recorded.
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

Other than ASU 2011-18 that is discussed above, there are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Disclosure not required as we are permitted to use the scaled disclosures for smaller reporting companies for our report on Form 10-Q for the quarter ended October 31, 2011.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of October 31, 2011. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended October 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
Included in Note 13 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the nine-month period ended October 31, 2011. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

Exhibit: 10.1
Sixth Amendment to Second Amended and Restated Financing and Security Agreement, dated October 17, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A.

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

ARGAN, INC.
December 13, 2011	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

December 13, 2011	By:	/s/ Arthur F. Trudel
Arthur F. Trudel
Senior Vice President, Chief Financial Officer and Secretary