Form 10-K
period 2012-01-31
ARGAN INC
filed 2012-04-13
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2012

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

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $31,218,000 on July 31, 2011 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE Amex stock exchange as reported for that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 5, 2012: 13,657,865 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on June 26, 2012 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES

2012 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS.

Argan, Inc. (“Argan”) conducts operations through its wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”), which together are referred to as the “Company,” “we,” “us,” or “our”. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. We have also determined that GPS is the primary beneficiary of two variable interest entities that were formed during the year ended January 31, 2012 for the purpose of developing a pair of gas-fired power plants. The combination of GPS and the variable interest entities represents our power industry services business segment. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, local governments, telecommunications and broadband service providers as well as electric utilities. SMC represents our telecommunications infrastructure services business segment. The net revenues of GPS represented approximately 93% of our consolidated net revenues from continuing operations for the fiscal year ended January 31, 2012. Financial information about our business segments is included in Note 18 to the accompanying consolidated financial statements.

Discontinued Operations

In December 2010, the Board of Directors of Argan approved management’s plan to dispose of the operations of the nutritional products line of business conducted by its wholly-owned subsidiary, Vitarich Laboratories, Inc. (“VLI”). On March 11, 2011, we closed on the sale of substantially all of the assets of VLI to an unrelated company. The asset sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by the purchaser of certain trade payables, accrued expenses and remaining obligations under VLI’s facility leases. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI was paid approximately $1,728,000 from the escrow account, representing (i) the amounts of all accounts receivable of VLI that were collected by September 30, 2011, and (ii) the cost of all closing inventory sold, used or consumed by the purchaser within nine months of the closing. In December 2011, the funds remaining in the escrow account were returned to the purchaser. The financial results of VLI have been presented as discontinued operations in the accompanying consolidated financial statements for the years ended January 31, 2012 and 2011, and the assets and liabilities of VLI were classified as held for sale at January 31, 2011.

Holding Company Structure

Argan was organized as a Delaware corporation in May 1961. We intend to make additional acquisitions and/or investments by identifying companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cash flows for us and value for our stockholders. Argan is a holding company with no operations other than its continuing investments in GPS and SMC. At January 31, 2012, there were no restrictions with respect to inter-company payments to Argan by GPS or SMC.

Financing Arrangements

We have financing arrangements with Bank of America (the “Bank”). The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2013, with interest at LIBOR plus 2.25%. There were no borrowed amounts outstanding under the revolving loan arrangement as of January 31, 2012. We may obtain standby letters of credit from the Bank in the ordinary course of business not to exceed $10.0 million. The amended financing arrangements also covered a term loan in the amount of $8.0 million that was used in the funding of the acquisition of GPS and that was repaid during the year ended January 31, 2011.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is required for acquisitions and divestitures. The amended financing arrangements contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. At January 31, 2012, we were in compliance with the financial covenants of the amended financing arrangements.

Power Industry Services

The extensive design, construction, start-up and operating experience of our power industry services business has grown with the completion of projects for more than 70 facilities representing nearly 10,000 megawatts (“MW”) of power-generating capacity. Power projects have included combined-cycle facilities, electricity peaking plants and boiler plant construction and renovation efforts. We have also broadened our experience into the growing renewable energy industry by providing engineering, procurement and construction services to the owners of alternative energy facilities, including biomass, wind and solar plants. The durations of our construction projects may extend to three years.

During the past two years, we completed construction of a 640 megawatt natural gas-fired power plant in California, a 200 megawatt electricity peaking plant in Connecticut and a wind-energy farm in the state of Washington, including the installation of sixty (60) wind turbines. The net revenues of GPS, which represent our power industry services business segment, were approximately $133 million for the fiscal year ended January 31, 2012, or approximately 93% of our consolidated net revenues from continuing operations for the year. Near completion are the activities being provided under a construction contract for a wind-energy farm located in Henry County, Illinois, with a value of approximately $61 million. This project includes the installation of approximately one-hundred thirty-four (134) wind turbines with a total power rating of approximately 200 megawatts for Bishop Hill Energy LLC, a wholly-owned subsidiary of Invenergy Wind North America LLC (“Invenergy”).

In May 2011, we announced that GPS had received full notice to proceed from Competitive Power Ventures, Inc. (“CPV”) pursuant to a contract to design, build and perform other services for an 800 megawatt simple cycle peaking power plant located near Desert Hot Springs, California, including the delivery and installation of eight gas turbines (the “Sentinel Project”). The current contract value for this project, which is estimated to be completed during the summer of 2013, is approximately $268 million.

In October 2011, we announced that GPS had signed a contract with East Texas Electric Cooperative, Inc. (“ETEC”) covering engineering, procurement and construction (“EPC”) services for a 49.9 megawatt, biomass-fired power plant located near Woodville, Texas. The contract has a current value of approximately $165 million. The Rural Utilities Service (“RUS”) must issue its approval of the contract and issue its Finding of No Significant Impact (“FONSI”) for the project prior to full effectiveness of the contract. GPS has received a limited release to start critical planning and early engineering activities with a full release expected no later than the spring of 2012. The project is estimated to be completed in December 2014.

Late in the fiscal year ended January 31, 2012, we also announced the award of separate EPC contracts for the design and construction of a 5.7 megawatt solar energy facility consisting of approximately 19,800 photovoltaic panels located on a closed capped landfill in Canton, Massachusetts, and a 30 megawatt wind-energy farm located near Ebensburg, Pennsylvania, consisting of fifteen (15) wind turbines. These EPC contracts have a combined value of approximately $35 million.

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a client, such as a government agency or a commercial enterprise, and are generally dissolved upon completion of the project or program. Under an agreement negotiated with Moxie Energy, LLC (“Moxie”) during the year ended January 31, 2012, we are supporting the initial development of two power plant projects with loans and the option to provide additional development loans and/or equity investments to cover the costs of the development. In return, Moxie will provide Gemma Power, Inc. (“GPI,” an affiliate of GPS that is wholly owned by Argan) with the right to provide construction services for the two projects under EPC contracts. To date, the activities of the Moxie projects have been focused on 1) securing the necessary permits to build and operate the power plants and to transmit the electricity produced there to users, 2) obtaining financing for the remaining costs of development, 3) completing an electricity supply agreement with a customer and 4) engaging energy plant operators in negotiations for the purchase of the projects. The completion of negotiations and agreements that would assure our construction of the power plants may not occur until the latter half of fiscal year 2013. For the year ended January 31, 2012, we have determined that these two projects represent variable interest entities for which GPS is the primary beneficiary. Accordingly, the account balances for the variable interest entities are included in our consolidated financial statements for the year ended January 31, 2012.

Materials

In connection with the engineering and construction of traditional and renewable power plants, biodiesel plants and other power energy systems, we procure materials on behalf of our customers. Typically, the project owner procures and supplies the turbines and blades for our wind-energy projects. We are not dependent upon any one source for materials that we use to complete a particular project, and we are not currently experiencing difficulties in procuring the necessary materials for our contracted projects. However, we cannot guarantee that in the future there will not be unscheduled delays in the delivery of ordered materials and equipment.

Competition

GPS competes with numerous large and well capitalized private and public firms in the construction and engineering services industry. These competitors include SNC-Lavalin Group, Inc., a diversified Canadian construction and engineering firm with over 23,000 employees generating over $6.3 billion in annual revenues; CH2M Hill Companies, Ltd., a worldwide professional engineering services firm with approximately 30,000 employees and with annual revenues of approximately $5.6 billion; Shaw Group Inc., a diversified firm with approximately 27,000 employees providing consulting, engineering, construction and facilities management services and with annual revenues of approximately $5.9 billion; Skanska AB, a leading international project development and construction company with approximately 53,000 employees worldwide and with annual revenues in excess of $18 billion; and John Wood Group PLC, a leading services provider (including engineering and construction) for the oil & gas and power generation markets that employs over 39,000 employees worldwide with annual revenues in excess of $5 billion. Other large competitors in this industry include Fagen Inc., Kiewit Corporation and business units of URS Corporation and EMCOR Group, Inc. GPS also may compete with regional construction services companies in the markets where projects are located.

In order to compete with these firms, we intend to emphasize our cost-effective expertise in the alternative fuel industry as well as our proven track record designing and building traditional power energy systems. Our extensive experience includes the efficient completion of gas and oil-fired combined cycle plants, wood/coal-fired plants, waste-to-energy plants, wind plants and biofuel process facilities, all performed on an engineering, procurement, and construction (“EPC”) basis. GPS provides a full range of competitively priced development, consulting, engineering, procurement, construction, commissioning and maintenance services to project owners. We are able to react quickly to their requirements while bringing a strong, experienced team to help navigate through difficult technical, scheduling and construction issues. We believe that we are uniquely positioned to assist in the development and delivery of innovative renewable energy solutions as world energy needs grow and efforts to combat global warming increase.

Customers

For the fiscal year ended January 31, 2012, GPS recognized net revenues under EPC contracts with CPV and Invenergy which represented approximately 43% and 30% of consolidated net revenues from continuing operations, respectively. In addition, approximately 12% of consolidated net revenues were associated with the electricity peaking plant located in Connecticut and completed in the current fiscal year for GenConn Middletown, LLC (“GenConn”). For the year ended January 31, 2011, the completed contract with Pacific Gas & Electric Company for the construction of a gas-fired power plant in California provided approximately 56% of our consolidated net revenues from continuing operations. In addition, construction services provided under EPC contracts with GenConn and Invenergy provided approximately 22% and 17% of consolidated net revenues from continuing operations for the year ended January 31, 2011, respectively.

Contract Backlog

Contract backlog represents the total accumulated value of projects awarded less the amounts of net revenues recognized to date on contracts at a specific point in time. We believe contract backlog is an indicator of future net revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and the future net revenues of GPS. At January 31, 2012, the Company had power industry service contracts for the construction of five energy facilities, representing a total contract backlog of $415 million which compares with a total contract backlog of $291 million at January 31, 2011.

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

Telecommunications Infrastructure Services

Through SMC, we provide comprehensive technology wiring and utility construction solutions to customers in the mid-Atlantic region. We perform both outside plant and inside plant cabling services including the structuring, cabling, terminations and connectivity that provide the physical transport for high speed data, voice, video and security networks. The net revenues of SMC, which represents our telecommunications infrastructure services business segment, were $9.3 million for the fiscal year ended January 31, 2012, or approximately 7% of our consolidated net revenues from continuing operations.

Services provided to our outside premises customers include trenchless directional boring and excavation for underground communication and power networks, aerial cabling services, and the installation of buried cable, high and low voltage electric lines, and private area outdoor lighting systems. Directional boring systems are electronically guided and can place underground networks of various sizes with little or no restoration required. We use our equipment and experienced personnel to perform the trenching, plowing and back-hoeing for underground networks, to complete the installation of a variety of network structures, and to restore work sites. We utilize aerial bucket trucks, digger derrick trucks and experienced personnel to complete a variety of aerial projects. The outside premises services are primarily provided to local governments, regional communications service providers, electric utilities and other commercial customers. The wide range of inside plant and premises wiring services that we provide to our customers include AutoCAD design; cable installation; equipment room and telecom closet design and build-out; data rack and cabinet installation; raceway design and installation; and cable identification, testing, labeling and documentation for copper, fiber optic and coax cable systems. These services are provided primarily to federal government facilities, including cleared facilities, on a direct and subcontract basis. Such facilities typically require regular upgrades to their wiring systems in order to accommodate improvements in security, telecommunications and network capabilities.

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

Competition

SMC operates in the fragmented and competitive telecommunication and infrastructure services industry. We compete with service providers ranging from small regional companies, which service a single market, to larger firms servicing multiple regions, as well as large national and multi-national contractors. We believe that we compete favorably with the other companies in the telecommunication and utility infrastructure services industry. We intend to emphasize our high quality reputation, outstanding customer base and highly motivated work force in competing for larger and more diverse contracts. We believe that our well maintained fleet of vehicles and construction machinery and equipment is essential to meet customers’ needs for high quality and on-time service. We are committed to invest in our repair and maintenance capabilities to maintain the quality and life of our equipment. Additionally, we invest annually in new vehicles and equipment. Important to the award of the contract by Howard County, Maryland, that is discussed below, was SMC’s ability to assemble a roster of small business and minority business enterprise subcontractors capable of participating in SMC’s portion of this project.

Customers

Historically, a major portion of SMC’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with SMC’s major customers. For the year ended January 31, 2012, approximately 25% of SMC’s net revenues were derived from outside plant services provided under a contract with Howard County, Maryland. Howard County, representing a collaborative inter-government consortium of local Maryland governments, is a key partner with the Maryland Department of Information Technology in the deployment of a state-wide, high-speed, fiber optic network that will connect over 1,000 community anchor institutions and span 4,200 miles across the state. The portion of the project which is the responsibility of Howard County represents over 60% of the state-wide project valued at approximately $115 million. SMC’s participation in this project is provided under a two-year service contract, with four one-year renewal options. Total net revenues earned under this contract could exceed $5 million. In addition, approximately 18% of SMC’s net revenues for the year ended January 31, 2012, were earned from outside services provided to Southern Maryland Electric Cooperative (“SMECO”), a local electricity cooperative. None of SMC’s customers accounted for net revenues in excess of 10% of our consolidated net revenues from continuing operations for the fiscal years ended January 31, 2012 or 2011.

Contract Backlog

As referenced above, a substantial number of the tasks completed for Howard County and SMECO were completed under the terms of master agreements that include pre-negotiated labor rates or line item prices. At January, 31, 2012 and 2011, the estimated values of unfulfilled work orders, open customer purchase orders and projects expected to be completed under current contracts were approximately $8.2 million and $2.8 million, respectively, including an estimate of the value of the tasks expected to be completed over the remaining two-year term of the contract with Howard County.

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

Employees

The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. In addition, for the construction of specific power facilities, we may employ union craft workers. At year end, we had approximately 239 employees, all of whom were full-time, including 106 union members. We believe that our employee relations are good.

Materials Filed with the Securities and Exchange Commission

The public may read any materials that we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov. We maintain a website on the Internet at www.arganinc.com that includes access to interactive financial data. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Due primarily to the favorable operating results of GPS, we have generated income from continuing operations for four consecutive years — the fiscal years ended January 31, 2009, 2010, 2011 and 2012. As described in the risks presented below, our ability to maintain profitable continuing operations depends on many factors including the ability of the power industry services business segment to continue to obtain new construction projects and to complete its projects successfully. A substantial decline in the net revenues of GPS could have a material adverse effect on our ability to achieve net income in the future.

Our dependence on one or a few customers could adversely affect us.

The size of the energy plant construction projects of our power industry services segment frequently results in a limited number of projects contributing a substantial portion of our consolidated net revenues as described in Note 19 to the accompanying consolidated financial statements. Should we fail to replace projects that are completed by GPS with new projects, future net revenues and profits may be adversely affected.

Our dependence on large construction contracts may result in uneven quarterly financial results.

Our power industry service activities in any one fiscal quarter are typically concentrated on a few large construction projects for which we use the percentage-of-completion accounting method to determine corresponding net revenues. To a substantial extent, construction contract revenues are recognized as services are provided as measured by the amount of costs incurred. As the timing of equipment purchases, subcontractor services and other contract events may not be evenly distributed over the lives of our contracts, the amount of total contract costs may vary from quarter to quarter, creating uneven amounts of quarterly contract net revenues. In addition, the timing of contract commencements and completions may exacerbate the uneven pattern. As a result of the foregoing, future amounts of consolidated net revenues, cash flow from operations, net income and earnings per share reported on a quarterly basis may vary in an uneven pattern and may not be indicative of the operating results expected for any other quarter or for an entire fiscal year, thus rendering consecutive quarter comparisons of our consolidated operating results a less meaningful way to assess the growth of our business.

Lawsuits could adversely affect our business.

From time to time, we, our directors and/or certain of our current officers may be named as parties to lawsuits. A discussion of our significant lawsuits appears in Item 3 of this Annual Report on Form 10-K and in Note 14 to the accompanying consolidated financial statements. It is not possible at this time to predict the likely outcome of these actions with certainty, and an adverse result in any of these lawsuits could have a material adverse effect on us. Litigation can involve complex factual and legal questions and its outcome is uncertain. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations, which could adversely affect our financial condition, results of operations or cash flows.

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

The financing arrangements with our Bank require that we maintain compliance with certain financial covenants at each fiscal quarter-end and include an acceleration clause which allows the Bank to declare amounts outstanding under the debt arrangements due and payable if it determines in good faith that a material adverse change has occurred in our financial condition or that of any of our subsidiaries. We are currently in compliance with our debt covenants, but there can be no assurance that we will continue to be in compliance. If our performance does not result in compliance with any of our financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the debt arrangements, including accelerating payments of all outstanding senior debt. These payments would have a significantly adverse impact on our liquidity and our ability to obtain additional capital thereby jeopardizing our ability to successfully execute our business plan. As of January 31, 2012, there were no borrowings outstanding under the financing arrangements.

The integration of acquired companies may not be successful.

Even if we do complete acquisitions in the future, we may not be able to successfully integrate such acquired companies with our other operations without substantial costs, delays or other operational or financial problems. Integrating acquired companies involves a number of special risks which could materially and adversely affect our business, financial condition and results of operations, including:

•	failure of acquired companies to achieve the results we expect;

•	diversion of management’s attention from operational matters;

•	difficulties integrating the operations and personnel of acquired companies;

•	inability to retain key personnel of acquired companies;

•	risks associated with unanticipated events or liabilities;

•	the potential disruption of our business; and

•	the difficulty of maintaining uniform standards, controls, procedures and policies, including an effective system of internal control over financial reporting.

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

Our results of operations could be adversely affected as a result of impairment losses related to goodwill and other purchased intangible assets.

When we acquire a business, we record goodwill equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the net assets of the acquired business. Generally accepted accounting principles require that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. The balances of goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead must be evaluated at least annually for impairment. The amounts of intangible assets that do have finite lives are amortized over their useful lives. However, should poor performance or other conditions indicate that the carrying value of a business or long-lived asset may have suffered impairment, a determination of fair value is required to be performed in the period that such conditions are noted. If the carrying value of a business or of an individual purchased intangible asset is found to exceed the corresponding fair value, an impairment loss is recorded. The aggregate carrying amount of goodwill, other purchased intangible assets with indefinite lives and long lived purchased intangible assets included in our consolidated balance sheet as of January 31, 2012 was approximately $21.1 million, or approximately 10% of total consolidated assets and 21% of consolidated net assets.

We have performed annual impairment assessments of the carrying values of goodwill and other indefinite-lived intangible assets as of November 1. Assessments of these assets as well as our long-lived assets may be conducted more frequently if we identify indications of impairment. Should the operating results of GPS or any future acquired company experience unexpected deterioration, we could be required to record significant impairment losses related to purchased intangible assets. Impairment losses, if any, would be recognized as operating expenses and would adversely affect future profitability.

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

To prepare consolidated financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, net revenues and expenses, and disclosures of contingent assets and liabilities. For example, we may recognize net revenues over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. Areas requiring significant estimates by our management include:

•	the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims;

•	the valuation of assets acquired and liabilities assumed in connection with business combinations;

•	the value of goodwill and recoverability of other purchased intangible assets;

•	provisions for income taxes and related valuation allowances;

•	accruals for estimated liabilities, including litigation reserves;

•	provisions for uncollectible receivables and recoveries of costs from subcontractors, vendors and others; and

•	the determination of stock-based compensation expense.

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

Terrorist attacks, like those that occurred on September 11, 2001, have contributed to economic instability in the United States. Future acts of terrorism, violence or war could affect the markets in which we conduct operations, our business and our expectations. Armed hostilities may increase, or terrorist attacks, or responses from the United States, may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. These attacks or armed conflicts may affect our operations or those of our customers or suppliers and could impact our net revenues, our production capability and our ability to complete contracts in a timely manner.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Implementing changes to our internal controls required compliance training of our officers and employees. Substantial costs have been incurred and significant efforts have been expended by us in order to evaluate, test and remediate our internal controls over financial reporting. We cannot be certain that these measures and future measures will ensure that we will successfully implement and maintain adequate controls over our financial reporting processes and related reporting requirements. Any failure to implement required new or improved controls or difficulties encountered in their implementation could affect our operating results or cause us to fail to meet our reporting obligations and could result in a breach of a covenant in our Bank financing arrangements in future periods. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the market price of our common stock.

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

The operations of our power industry services business conducted by GPS represent a significant portion of our net revenues and profits. The net revenues of this business segment were approximately $133 million for the year ended January 31, 2012, representing 93% of consolidated net revenues from continuing operations. Income from these operations for the year ended January 31, 2012 was $15.1 million. Our inability to successfully manage and grow our power industry services business will adversely affect our consolidated operating results and financial condition.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of multinational companies compete such as The Shaw Group Inc., URS Corporation (the Washington Division), SNC Lavalin Group, Inc., Kiewit Corporation, Foster Wheeler AG, CH2M Hill Companies, Ltd., and EMCOR Group, Inc. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and replace completed projects with new customers or projects, we could lose market share to our competitors and our business could be materially adversely affected.

Our backlog is subject to unexpected adjustments, delays and cancellations, and may be an uncertain indicator of future net revenues.

As of January 31, 2012, the value of the construction contract backlog of GPS was $415 million compared with a backlog value of $291 million as of January 31, 2011. Projects awarded to us may remain included in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog that could reduce the dollar amount of our backlog and the net revenues and profits that we actually earn. We cannot guarantee that future net revenues projected by us based on our backlog at January 31, 2012 and subsequently awarded projects will be realized or will result in profitable operating results.

Interruption of power plant construction projects could adversely affect future results of operations.

At any time, GPS has a limited number of construction contracts. For example, three customers represented over 91% of the net revenues of the power industry services business for the year ended January 31, 2012. Should any unexpected suspension, termination or delay of the work under such contracts occur, our results of operations may be materially and adversely affected.

Unsuccessful efforts to develop energy plant projects could result in write-offs.

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a client, such as a government agency or a commercial enterprise, and are generally dissolved upon completion of the project or program. Under an agreement negotiated with Moxie during the year ended January 31, 2012, we are supporting the initial development of two power plant projects with loans and the option to provide additional development loans and/or equity investments to cover anticipated costs of the developments. In return, Moxie will provide GPI with the right to provide construction services for the two projects under EPC Contracts.

As of January 31, 2012, GPI had provided approximately $1.5 million in cash to the Moxie Projects under short term initial development loans scheduled to be repaid during fiscal year 2013. An additional $730,000 of loans was authorized by us for the Moxie Projects at year end.

To date, the activities of the Moxie Projects have been focused on 1) securing the necessary permits to build and operate the power plants and to transmit the electricity produced there to users, 2) obtaining financing for the remaining costs of development, 3) completing an electricity supply agreement with a customer and 4) engaging energy plant operators in negotiations for the purchase of the projects. The completion of negotiations and agreements that would assure our construction of the power plants may not occur until the latter half of fiscal year 2013. In the event that successful continuation and/or completion of the planned development of the Moxie Projects would not occur, we may not receive repayment of current and future loans which could result in a write-off of the balance of the loans that may be significant to a future reporting period.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We engage in engineering and construction activities for large energy plant facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in owners            , subcontractors and vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business.

Note 14 to the accompanying consolidated financial statements describes a matter which includes a claim in the approximate amount of $6.8 million that a subcontractor has made against us related to a cancelled construction project. Assurance cannot be provided that we will be successful in defending against this claim. It is reasonably possible that resolution of the matters discussed above could occur in a manner or with a decision unfavorable to us. Any resulting loss could have a material negative affect on our consolidated results of operations in a future reporting period. No provision for loss has been recorded in the consolidated financial statements related to this matter as of January 31, 2012. If new facts become known in the future indicating that it is probable that a loss has been incurred by us and the amount of loss can be reasonably estimated by us, the impact of the change will be reflected in the consolidated financial statements at that time.

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

If financing for new energy plants is unavailable, construction of such plants may not occur and we may lose any investment made in the projects.

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

We are seeing a number of new business opportunities that include an opportunity to make an investment in the ownership of the new project, at least during the development phase of the project, in order to improve the probability of an EPC contract award. Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks. Failure of a project owner to obtain such financing will make it likely that we will not recover the amount of any investment made by us in the project, which could exceed $1.0 million per project.

The inability of our customers to receive or to avoid delay in receiving the applicable regulatory approvals relating to projects may result in lost or postponed net revenues for us.

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

Our construction contracts frequently require that we obtain payment and performance bonds from surety companies on behalf of project owners as a condition to the award of such contracts. Surety market conditions have in the last few years become more difficult as a result of significant losses incurred by many surety companies, both in the construction industry as well as in certain large corporate bankruptcies. Consequently, less overall bonding capacity is available in the market than in the past, and surety bonds have become more expensive and restrictive. Historically, we have had a strong bonding capacity but, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds.

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

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected just a few years ago. The federal government has failed to pass comprehensive energy legislation, including incentives or mandates for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. At present, there is no bipartisan agreement regarding the approval of government incentives for sources of renewable power in either legislative house of Congress. With the future availability of renewable energy tax incentives unknown, potential energy project developers and investors may be hesitant to make commitments related to new renewable energy generation facilities. Although certain coal-fired power plants have been shut down, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth. The extent to which recent regulations issued by the Environmental Protection Agency, that are intended to make smokestack emissions cleaner, will accelerate the pace of coal-fired power plant retirements is not yet known.

Should government investment incentives fail to be extended or should anti-pollution regulations be repealed, the pace of the development of alternative renewable energy sources may slow, thereby reducing the future opportunities for GPS to construct such plants.

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

Historically, significant portions of the net revenues of SMC have been provided by a few major customers under long-term master service-type contracts. In recent years, we lost the business with Verizon as our master agreement expired without renewal and the prime contract that EDS had with the federal government expired pursuant to which we performed inside plant services at various government installations throughout the mid-Atlantic region. A significant challenge for SMC is the replacement of the lost business provided under the arrangements with Verizon and EDS. SMC has had a certain amount of success in obtaining projects from new customers in the midst of a very difficult economic environment. However, despite our business development efforts and expectations regarding the amount of future work under the contract with Howard County, we cannot provide assurance that SMC will maintain its current level of net revenues for the fiscal year ending January 31, 2013.

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

The telecommunications infrastructure industry is undergoing rapid change as a result of technological advances that could in certain cases reduce the demand for our services or otherwise negatively impact our business. New or developing technologies could displace the wire-line systems used for voice, video and data transmissions, and improvements in existing technology may allow telecommunications companies to significantly improve their networks without physically upgrading them. In addition, consolidation, competition or capital constraints in the utility, telecommunications or computer networking industries may result in reduced spending or the loss of one or more of our customers.

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

Compliance with government regulations may increase the costs of our operations, expose us to substantial civil and criminal penalties in the event that we violate applicable law, and include the right of customers to terminate contracted work for convenience.

We provide, either directly as a contractor or indirectly as a sub-contractor, products and services to the federal and local governments under government contracts. These contracts and related customer orders subject us to various laws and regulations covering government contractors and subcontractors, which generally are more restrictive than for non-government contractors. We could be subject to 1) examinations by government auditors and investigators, from time to time, to ensure compliance and review costs, and 2) contract clauses permitting government customers to terminate contracted work for convenience. Violations may result in costs disallowed, and substantial civil or criminal liabilities (including, in severe cases, denial of future contracts). A loss or interruption in our ability to perform work for federal and local government agencies could have a material adverse effect on our business.

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

As of January 31, 2012, our executive officers and directors as a group owned approximately 15% of our voting shares giving effect to an aggregate of 482,000 shares of common stock that may be purchased upon the exercise of warrants and stock options held by our executive officers and directors (and deemed exercisable at January 31, 2012), and 1,257,000 shares beneficially owned by William F. Griffin, Jr. (a former owner of GPS and newly appointed member of our Board of Directors). An additional 4% of the outstanding shares are controlled by Allen & Company entities “Allen.” One of our independent directors is an officer of Allen. This small group of stockholders may have significant influence over corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may substantially influence the election of directors and other actions requiring stockholder approval.

A major portion of our outstanding shares of common stock is owned by a small number of stockholders.

As of January 31, 2012, three unaffiliated stockholders owned over 53% of our voting shares in total. The individual beneficial ownership percentages as of January 31, 2012 were 35%, 12% and 6%, respectively. Therefore, this small group of stockholders may have significant influence over corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may substantially influence the election of directors and other actions requiring stockholder approval.

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

We have filed registration statements covering significant amounts of our common stock that are possibly available for resale including a registration statement covering the resale of 879,730 shares of our common stock that was declared effective by the SEC in March 2012. If our stockholders sell substantial amounts of our common stock in the public market, including the shares registered in this registration statement, the market price of our common stock could fall.

We may issue preferred stock with rights that are superior to our common stock.

Our certificate of incorporation, as amended, permits our board of directors to authorize the issuance of up to 500,000 shares of preferred stock and to designate the terms of the preferred stock. The issuance of shares of preferred stock by us could adversely affect the rights of holders of common stock by, among other factors, establishing dividend rights, liquidation rights and voting rights that are superior to the rights of the holders of the common stock.

Provisions of our certificate of incorporation and Delaware law could deter takeover attempts.

Provisions of our certificate of incorporation and Delaware law could delay, prevent, or make more difficult a merger, tender offer or proxy contest involving us. Among other things, as stated above, our board of directors may issue up to 500,000 shares of our preferred stock and may determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights, of these shares of preferred stock. In addition, Delaware law limits transactions between us and persons that acquire significant amounts of our stock without approval of our board of directors.

We may not pay cash dividends in the future.

In the past, we have not paid cash dividends on our common stock and have retained earnings to finance the development and expansion of our business. However, in November 2011, we paid to stockholders a special cash dividend of $0.50 per share of common stock reflecting our board of directors’ confidence in the strong financial performance of GPS and the size of its construction contract backlog. Annually, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining what role strategically aligned dividends should play in creating shareholder value.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We occupy our corporate headquarters in Rockville, Maryland, under a lease that expires on February 28, 2014 covering 2,521 square feet of office space. The headquarters of GPS, located in Glastonbury, Connecticut, is occupied pursuant to a lease that expires in October 2012 and that covers 8,304 square feet of office space. The offices of GRP, a wholly-owned subsidiary of GPS, are occupied pursuant to a lease that has been extended on a month-to-month basis to June 30, 2012, covering 4,412 square feet of office space located in Rocky Hill, Connecticut. SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expires on December 31, 2013 and that includes extension options available through December 31, 2019. The SMC facility includes approximately four acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. SMC also utilizes one storage and staging lot in St. Mary’s County, Maryland, under a lease with a current term that expires late in fiscal year 2016. The operations of GPS and SMC in the field may require us to occupy additional facilities for staging or on customer premises or job sites. Accordingly, we may rent local construction offices and equipment storage yards under arrangements that are temporary or short-term in nature. These costs are expensed as incurred and are included in cost of revenues.

ITEM 3.	LEGAL PROCEEDINGS.

In the normal course of business, we have pending claims and legal proceedings against us. In our opinion, based on information available at this time, we do not believe that any of the current claims and proceedings could have a material effect on our consolidated financial statements other than the matters discussed below.

Altra Matters

GPS was the contractor for engineering, procurement and construction services related to an anhydrous ethanol plant in Carleton, Nebraska (the “Project”). The Project owner was ALTRA Nebraska, LLC (“Altra”). In November 2007, GPS and Altra agreed to a suspension of the Project while Altra sought to obtain financing to complete the Project. By March 2008, financing had not been arranged which terminated the construction contract prior to completion of the Project. In March 2008, GPS filed a mechanic’s lien against the Project in the approximate amount of $23.8 million, which amount included sums owed to subcontractors/suppliers of GPS and their subcontractors/suppliers. Several other claimants have also filed mechanic’s liens against the Project. In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the bankruptcy court and have not been distributed to Altra’s creditors. The court has separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. In November 2011, the court held that the claim of the project lender is superior to the lien claim of GPS. Fact discovery related to the second phase was completed in January 2012, and the court stayed this action pending the resolution of the claim against our payment bond that is discussed below.

Delta-T Corporation (“Delta-T”) was a major subcontractor to GPS on the Project. In January 2009, GPS and Delta-T executed a Project Close-Out Agreement (the “Close-Out”) which settled all contract claims between the parties and included a settlement payment in the amount of $3.5 million that GPS made to Delta-T. In the Close-Out, Delta-T also agreed to prosecute any lien claims against Altra, to assign to GPS the first $3.5 million of any resulting proceeds and to indemnify and defend any claims against GPS related to the Project. In addition, GPS received a guarantee from Delta-T’s parent company in support of the indemnification commitment. Delta-T assigned its lien rights related to the Project to GPS which has advised the parties that it will be pursuing only the assigned lien rights of Delta-T, amounting to approximately $21.2 million, for the remainder of this action.

In April 2009, one of the subcontractors to Delta-T (“DCR”) received an arbitration award in its favor against Delta-T in the amount of approximately $6.8 million, including approximately $662,000 in interest and $2.3 million identified in the award as amounts applied to other projects (the “Judgment Award”). In April 2009, DCR also filed suit in the District Court of Thayer County, Nebraska, in order to recover its claimed amount of $3.6 million unpaid by Delta-T on the Altra project from a payment bond issued to Altra on behalf of GPS. In December 2009, the Judgment Award was confirmed in federal district court in Florida. In February 2010, DCR amended the amount of its complaint filed in the Nebraska court against the payment bond to $6.8 million, plus interest, to match the amount of the Judgment Award. Delta-T has not paid or satisfied any portion of the award and it has abandoned its defense of the surety company. The parties are currently engaged in the discovery phase of this litigation.

In December 2011, DCR filed a separate lawsuit against GPS relating to the Project in the District Court of Thayer County, Nebraska, and alleging claims against GPS for failure to furnish the surety bond upon request and unjust enrichment. DCR claims, that to the extent that the bonding company is successful in asserting a notice defense to DCR’s claim, GPS is liable for DCR’s damages for failing to furnish the bond when requested. DCR’s unjust enrichment claim alleges that GPS received payments from Altra that exceed the scope of GPS’s work on the Project and should have been paid to lower tier subcontractors such as DCR; its complaint seeks damages in the amount of $6,125,000 plus interest, costs and attorney fees.

The Company intends to vigorously pursue its assigned lien claim against the Altra project as well as to defend these matters for itself and the surety company, to investigate the inclusion of the $2.3 million applied to other projects in the Judgment Award, to demand that Delta-T satisfy its obligations under the Close Out, and/or to enforce the guarantee provided to GPS by Delta-T’s parent company. Due to the early stages of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. It is reasonably possible that resolution of the matters discussed above could result in a loss with a material negative effect on the Company’s consolidated operating results in a future reporting period. However, at this time, management cannot make an estimate of the amount or range of loss, if any, related to these matters. No provision for loss has been recorded in the consolidated financial statements as of January 31, 2012 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of loss can be reasonably estimated by GPS, the impacts of the change will be reflected in the consolidated financial statements at that time.

Tampa Bay Nutraceutical Company

On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel; (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $42 million. Depositions are ongoing. The Company is vigorously defending this litigation. Over the last twelve months, the parties have been engaged primarily in legal activity concerning the plaintiff’s failure to provide proper discovery responses to us. We have prevailed on the legal issues and sanctions were recently issued by the court against the plaintiff without any noticeable impact on plaintiff’s discovery responses. Although the Company believes it has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of damages, if any, at this stage of the litigation. It is reasonably possible that the ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a future reporting period.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The table below sets forth the high and low closing prices for our common stock which trades under the symbol AGX on the NYSE Amex stock exchange for our quarters during the fiscal years ended January 31, 2011 and 2012.

	High Close	Low Close
Fiscal Year Ended January 31, 2011
1st Quarter	$16.10	$10.67
2nd Quarter	11.39	8.32
3rd Quarter	10.18	7.47
4th Quarter	10.01	8.31
Fiscal Year Ended January 31, 2012
1st Quarter	$9.61	$8.32
2nd Quarter	11.45	8.91
3rd Quarter	14.20	9.26
4th Quarter	17.38	11.18
Fiscal Year Ending January 31, 2013
1st Quarter (through April 5, 2012)	$17.00	$14.47

In the past, we have not paid cash dividends on our common stock and have retained earnings to finance the development and expansion of our business. However, in November 2011, we paid to stockholders a special cash dividend of $0.50 per share of common stock reflecting our board of directors’ confidence in the strong financial performance of GPS and the size of its construction contract backlog. Annually, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining what role strategically aligned dividends should play in creating shareholder value.

As of April 5, 2012, we had approximately 135 stockholders of record.

Stock Options and Warrants

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of our common stock reserved for issuance thereunder. The Stock Plan, which will expire in July 2021, serves to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, we may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Option Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, a ten-year term, and typically shall become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by our board of directors.

In connection with our private placement offering of common stock that occurred in April 2003, we also issued warrants to purchase 230,000 shares of common stock to various parties. Included were (1) warrants to purchase an aggregate of 180,000 shares of common stock that were issued to three individuals (including the current CEO and CFO) who became executive officers of the Company upon completion of the offering, and (2) warrants to purchase 50,000 shares of common stock that were issued to MSR Advisors, Inc. (a former member of our board of directors is the President of MSR Advisors, Inc.). The purchase price per share of common stock under all of these warrants is $7.75 and the warrants expire in December 2012. As of January 31, 2012, warrants to purchase 160,000 shares of common stock were outstanding.

Equity Compensation Plan Information

The following table sets forth certain information, as of January 31, 2012, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities Issuable under Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance (1)
Equity Compensation Plans Approved by the Stockholders (2) (3)	817,186	$12.10	369,500
Equity Compensation Plans Not Approved by the Stockholders	—	—	—

Totals	817,188	$12.10	369,500

(1)	Excludes the number of securities reflected in the first column of this table.
(2)	Excludes 5,000 shares of restricted stock awarded to an employee during the year ended January 31, 2012 under the 2011 Stock Plan, with a two-year vesting schedule.
(3)	Approved plans include the Company’s 2011 Stock Plan and the 2001 Stock Option Plan. As of January 31, 2012, a total of 1,191,686 shares of our common stock were authorized by the stockholders for issuance under the plans.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required for companies permitted to use the scaled disclosures for smaller reporting companies.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2012, and the results of their operations for the years ended January 31, 2012 and 2011, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K (the “2012 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this 2012 Annual Report that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future net revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2012 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. We have also determined that GPS is the primary beneficiary of two variable interest entities that were formed during the year ended January 31, 2012 for the purpose of developing a pair of gas-fired power plants. The combination of GPS and the variable interest entities represent our power industry services business segment. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to local governments, the federal government, telecommunications and broadband service providers as well as electric utilities. Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At January 31, 2012, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company.

Overview and Outlook

For the year ended January 31, 2012, the consolidated net revenues of continuing operations were $141.9 million which represented a decrease of $40.7 million from the net revenues of continuing operations of $182.6 million for the prior year. Income from continuing operations for the year ended January 31, 2012 was approximately $7.4 million, or $0.56 per diluted share. Income from continuing operations was $10.0 million, or $0.73 per diluted share, for the year ended January 31, 2011. Net income for the year ended January 31, 2012 attributable to our stockholders was approximately $9.3 million, or $0.67 per diluted share. We reported net income of $7.8 million, or $0.57 per diluted share, for the year ended January 31, 2011. The reduction in consolidated net revenues from continuing operations for the year ended January 31, 2012, compared with the net revenues from continuing operations for the year ended January 31, 2011, was due primarily to a decrease of 24% in the net revenues of the power industry services business, which represented 93% of consolidated net revenues for the year ended January 31, 2012. The net revenues of the telecommunications infrastructure services business for the year ended January 31, 2012 increased by 22%, to $9.3 million for the current year compared with net revenues of approximately $7.7 million for the year ended January 31, 2011.

The financial results for the year ended January 31, 2012 reflect the transition for us between major projects. In the period December 2010 to July 2011, we substantially completed three energy plant construction projects that sustained us through the year ended January 31, 2011. Substantial work on new projects did not commence until the latter half of the year ended January 31, 2012. As a result, the net revenues of our power industry services business for the year ended January 31, 2012 were adversely impacted, particularly during the first two quarters. During the first quarter, we completed the construction of a gas-fired power plant in northern California; this major project represented our most significant construction activity for the previous two fiscal years. During the second quarter, we substantially completed construction of the gas-fired peaking plant in Connecticut. In addition, construction activity on a wind-energy farm project was completed late in the fiscal year ended January 31, 2011. In total, these three projects provided approximately 95% of consolidated net revenues of continuing operations for the year ended January 31, 2011.

As of January 31, 2012, the value of our construction contract backlog was $415 million compared with a backlog value of $291 million as of January 31, 2011, including over $160 million related to a project awarded to us in October 2011 for the engineering and construction of a 49.9 megawatt biomass-fired power plant in east Texas. Although we do not expect to receive a full notice to proceed on this contract from the project owner until the first fiscal quarter of fiscal year 2013, we have begun critical planning and early engineering activities on this project. Completion of this project is expected to occur in December 2014. The current backlog also includes two other projects; the design and construction of a gas-fired electricity peaking facility in southern California and a wind energy farm in Illinois. We substantially commenced the construction activities on the Illinois wind farm in the second quarter, including the installation of up to one-hundred thirty-four (134) wind turbines with a total power rating of approximately 200 megawatts. This contract was awarded to us last November with a planned project-completion date in late calendar 2012. In May 2011, we received the anticipated full notice to proceed from the project owner in southern California pursuant to which we immediately commenced activity for the design and construction of an 800 MW, eight-unit simple cycle peaking power plant near Desert Hot Springs, California. This project is scheduled to be completed during the summer of calendar year 2013. Together, these two projects represented approximately 73% of net revenues from continuing operations for the year ended January 31, 2012.

In the most recent fourth fiscal quarter, we announced that GPS, through its wholly-owned subsidiary, Gemma Renewable Power, LLC (“GRP”), had signed an EPC contract with a solar power project development firm for the design and build of a solar energy facility located on a closed capped landfill in Canton, Massachusetts. GRP has received a full release to start all engineering and construction activities on this project that is expected to be completed during the summer of calendar 2012. The award of this project increased backlog by approximately $17 million. Late in the year ended January 31, 2012, we were also awarded another wind-energy project, located in Pennsylvania, with a contract value of approximately $18 million.

Primarily due to the decrease in net revenues from continuing operations, gross profit declined by approximately $6.0 million between years. However, our overall gross profit percentage was maintained at a consistent level for both years. We reduced selling, general and administrative expenses by $943,000, or approximately 8%, for the year ended January 31, 2012 compared with the comparable expense amount for the prior year. As a result, income from continuing operations before income taxes for the year ended January 31, 2012 declined by approximately $5.1 million, to $11.9 million from $17.0 million for the year ended January 31, 2011. Cash and cash equivalents increased during the current year by over $73 million to approximately $156.5 million at January 31, 2012 due primarily to net cash provided by the operating activities of continuing operations.

Current economic conditions in the United States reflect ongoing weakness in employment, housing and many other industry sectors. Stubbornly high unemployment, the depressed state of the housing industry, reduced state and local government budgets and sluggish manufacturing activity have all contributed significantly to a reduction in construction spending in the United States. Affecting us more specifically, these factors have resulted in lower demand for electricity which in turn has resulted in power plant operators experiencing less urgency to build new electricity-generating power plants. In addition, the significant instability in the financial markets may be continuing to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. The sharp reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment in our construction sector. Many known competitors have reduced prices, willing to sacrifice margin in order to keep work crews busy. Other construction companies have entered our sector of the industry looking for new work at low margins.

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

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected just a few years ago. The federal government has failed to pass comprehensive energy legislation, including incentives or mandates for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. At present, there is no bipartisan agreement regarding the approval of government incentives for sources of renewable power in either legislative house of Congress. With the future availability of renewable energy tax incentives unknown, potential energy project developers and investors may be hesitant to make commitments related to new renewable energy generation facilities. Although certain coal-fired power plants have been shut down, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth.

We believe that it is likely that this unfavorable energy construction environment will continue to limit the number of new energy plant construction opportunities through our fiscal year ending January 31, 2013. In addition, we expect that the new opportunities which do arise will result in fierce competition among bidders.

However, we continue to believe that the long-term prospects for energy plant construction are extremely favorable. We expect that the negative environmental impact of burning coal, political focus on energy independence and renewed concerns about the safety of nuclear power plants eventually will spur the development of renewable and cleaner gas-fired power generation facilities which should result in new power facility construction opportunities for us in the future. The demand for electrical power in this country is expected to recover and grow steadily over the long term. This demand, and the expected retirement of old coal, nuclear and oil powered energy plants, should result in gas-fired and renewable energy plants, like wind and biomass, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. Utilities and other power-generating companies in our country have announced the retirement of aging, inefficient coal-fired power plants and dropped future plans to build new ones. We understand that calendar 2011 was the second straight year in which construction did not begin on a single new coal-fired power plant in the United States.

New regulations regarding air pollution are being developed by states and the U.S. Environmental Protection Agency (the “EPA”). For instance, in July 2011, the EPA finalized a new rule, which is designed to reduce sulfur dioxide and nitrogen oxide emissions into the atmosphere. Also, in March 2011, the EPA proposed standards for power plants intended to increase controls over mercury and other air pollutants. Although these measures are subject to a number of legal challenges, we believe they represent additional obstacles for coal-fired power plants.

Although our federal government has failed to enact national renewable energy standards, more than half of the states have adopted formal renewable energy portfolio standards which have contributed to an expansion of the wind energy industry. Since 2007, wind energy farms have represented over 35% of all new electricity generating capacity in the United States, second only to natural gas and more than coal and nuclear combined. Further, there is federal support for improving the power infrastructure, for example the streamlining of power transmission line permitting and the modernization of the power grid, which is essential for the growth of intermittent power generation sources like wind and solar. During the year ended January 31, 2012, we began construction of a new 200 megawatt wind energy farm in Illinois.

We continue to observe interest in gas-fired generation as electric utilities and independent power producers look to diversify their power generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and the desire by utilities to fill demand for additional power prior to the completion of more sizeable, expensive or controversial projects, will stimulate and sustain demand for more efficient gas-fired power plants. Natural gas is the cleanest burning fossil fuel, emitting fewer pollutants into the atmosphere. In addition, gas-fired generation of electricity can complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought on-line quickly to smooth the inherently variable generation pattern of these alternative energy sources. We would also expect power producers to increase future capital spending on gas-fired power plants to take advantage of recent lower natural gas prices and the prospect that these prices may remain stable for some time because of the rapidly expanding supply of natural gas coming from shale-gas field development projects in the United States. While it is unclear what the future impact of economic conditions might have on the timing or financing of future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the United States and believe our capabilities and expertise will position us as a market leader for these projects. The completed projects in northern California and Connecticut, and the southern California peaking plant project, all utilize gas-fired electricity generation.

During this difficult time for our industry, we are focused on the effective and efficient completion of our current construction projects and the control of costs, which we expect to result in higher net revenues and favorable profit results for our fiscal year ending January 31, 2013. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects. This approach may result in a lower volume of new business bookings until the demand for new power generation facilities and the other construction industry sectors recover fully. We will strive to conserve cash and to maintain an overall strong balance sheet. However, we are seeing new business opportunities that include an opportunity to make an investment in the ownership of a new project, at least during the development phase of the project, in order to improve the probability of an EPC contract award (see Note 6 to the consolidated financial statements). Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks. Alternatively, in order to be considered for large opportunities in the future, project owners may require us to team with a larger construction firm partner in order to reduce the perceived performance risk. This type of arrangement may also be acceptable to us in certain circumstances.

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

Moxie Energy Projects

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a project owner such as a government agency or a commercial enterprise. These teaming arrangements are generally dissolved upon completion of the project or program. In November 2011, Gemma Power, Inc. (“GPI,” an affiliate of GPS that is wholly owned by us) agreed to the amendment of a development agreement with Moxie Energy, LLC (“Moxie”) which was executed earlier in the year ended January 31, 2012, and which has provided GPI with an opportunity to support the initial development of two power plant projects with loans and the option to provide additional development loans and/or equity investments to cover the anticipated costs of the developments.

Moxie has two natural gas-fired power plant projects under development located in the Marcellus Shale gas region of Pennsylvania. The strategy of Moxie is to develop these power plants (the “Moxie Projects”) near the natural gas source and to provide transmitted electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipeline from well to power production plant.

As of January 31, 2012, GPI had provided approximately $1.5 million in cash to the Moxie Projects under short term initial development loans scheduled to be repaid during the fiscal year ending January 31, 2013. An additional $730,000 of loans was authorized by us for the Moxie Projects at year end. Moxie has supported the arrangement by providing GPI with a series of liens, security interests, guarantees and development fee preferences (see Note 6 to the accompanying consolidated financial statements) which, together with the loans, provide us with substantial financial control over the Moxie Projects. In return for GPI’s providing the initial development loans described above, Moxie will provide GPI with the right to provide construction services for the two projects under EPC contracts.

We have evaluated the Moxie Projects to be variable interest entities under current accounting guidance (“VIEs”). Despite not having an ownership interest in the Moxie Projects, we have concluded that GPI is currently the primary beneficiary of these VIEs due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects are not successful, the opportunity for GPI to receive development success fees and the possibility of GPI obtaining two large EPC contracts for the construction of the power plants. Accordingly, the assets, liabilities and financial results of the Moxie Projects are included in our consolidated financial statements for the year ended January 31, 2012.

To date, the activities of the Moxie Projects have been focused on 1) securing the necessary permits to build and operate the power plants and to transmit the electricity produced there to users, 2) obtaining financing for the remaining costs of development, 3) completing an electricity supply agreement with a customer and 4) engaging energy plant operators in negotiations for the purchase of the projects. The completion of negotiations and agreements that would assure our construction of the power plants may not occur until the latter half of the fiscal year ending January 31, 2013. In the event that successful continuation and/or completion of the planned development of the Moxie Projects would not occur, we may not receive repayment of current and future loans which could result in a write-off of the balance of the loans that may be significant to a future reporting period.

Discontinued Operations

On March 11, 2011, we completed the sale of substantially all of the assets of Vitarich Laboratories, Inc. (“VLI”), a wholly-owned subsidiary that represented our nutritional products business, to NBTY Florida, Inc. (“NBTY”). The asset sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by the purchaser of certain trade payables, accrued expenses and remaining obligations under VLI’s facility leases. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. Subsequently, VLI was paid approximately $1,728,000 cash from the escrow amount as purchased inventory was used in production by NBTY and purchased accounts receivable balances were collected. Amounts received from the escrow account were recorded as sale proceeds upon receipt. In December 2011 and pursuant to the terms of the asset sale agreement, the funds remaining in the escrow account were returned to NBTY.

The financial results for VLI have been presented as discontinued operations in the accompanying consolidated financial statements. Income associated with discontinued operations for the year ended January 31, 2012 was approximately $1,562,000, including net gain on the sale of assets, before income taxes, in the amount of $1,312,000 and approximately $1,280,000 in income tax benefit related to the deduction, for income tax return purposes, for the worthless stock of VLI. These favorable amounts were offset partially by costs of operations incurred prior to the sale of assets and those related to the legal matter discussed in Note 14 to the accompanying consolidated financial statements. We incurred a loss from discontinued operations for the year ended January 31, 2011 in the approximate amount of $2.2 million. Due to the cash proceeds received from the sale of assets, net cash provided by the discontinued activities of VLI for the year ended January 31, 2012 was approximately $1.4 million. For the year ended January 31, 2011, discontinued operations used $2.9 million in cash. The assets and liabilities of VLI as of January 31, 2011 were classified as held for sale in the accompanying consolidated balance sheet.

Comparison of the Results of Operations for the Years Ended January 31, 2012 and 2011

The following schedule compares the results of our continuing operations for the years ended January 31, 2012 and 2011. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding year. As analyzed below the schedule, we reported net income attributable to our stockholders of approximately $9.3 million for the fiscal year ended January 31, 2012. For the fiscal year ended January 31, 2011, we reported a comparable net income amount of $7.8 million.

	2012		2011
Net revenues
Power industry services	$132,519,000	93.4%	$174,938,000	95.8%
Telecommunications infrastructure services	9,331,000	6.6%	7,654,000	4.2%

Net revenues	141,850,000	100.0%	182,592,000	100.0%

Cost of revenues **
Power industry services	111,193,000	83.9%	146,976,000	84.0%
Telecommunications infrastructure services	7,555,000	81.0%	6,493,000	84.8%

Cost of revenues	118,748,000	83.7%	153,469,000	84.1%

Gross profit	23,102,000	16.3%	29,123,000	15.9%
Selling, general and administrative expenses	11,186,000	7.9%	12,129,000	6.6%

	11,916,000	8.4%	16,994,000	9.3%
Other income, net	48,000	*	50,000	*

Income from continuing operations before income taxes	11,964,000	8.4%	17,044,000	9.3%
Income tax expense	4,556,000	3.2%	7,037,000	3.8%

Income from continuing operations	$7,408,000	5.2%	$10,007,000	5.5%

Net income attributable to stockholders	$9,272,000	6.5%	$7,774,000	4.3%

*	Less than 1%.
**	The cost of revenues percentage amounts represents the percentage of net revenues of the applicable segment.

Net Revenues

Power Industry Services

For the year ended January 31, 2012, the net revenues related to two new projects represented approximately 46% and 33% of the net revenues of the segment, respectively, and approximately 43% and 30% of consolidated net revenues from continuing operations, respectively. These projects include the Sentinel Project in southern California and the wind-energy project located in Illinois. For the year ended January 31, 2011, substantially all of the net revenues of this segment were associated with three projects that have been completed. For the year ended January 31, 2012, these completed projects represented only 15% of the net revenues of this segment. Most significantly, the operating results for the year ended January 31, 2012 reflected the final activity on this segment’s major project for the previous three years, a gas-fired power plant located in northern California, which was completed during the first quarter. For the year ended January 31, 2011, the net revenues related to this project represented 59% and 56% of segment net revenues and consolidated net revenues from continuing operations, respectively. In addition, during the year ended January 31, 2012, we completed construction of a power plant in Connecticut that contributed net revenues which represented 13% and 23% of this segment’s net revenues for the years ended January 31, 2012 and 2011, respectively. As a result, the net revenues of this business declined by 24% to $132.5 million for the current year compared with net revenues in the amount of $174.9 million for the year ended January 31, 2011. However, at year end, this segment had six active projects and, as described above, construction contract backlog of $415 million.

Telecommunications Infrastructure Services

During the year ended January 31, 2012, the net revenues of the telecommunications services business of SMC increased by 22% to $9.3 million compared with net revenues in the amount of $7.7 million for the prior year. The net revenues of the telecommunications infrastructure services business, expressed as a percentage of consolidated net revenues from continuing operations, also increased to 7% for the current period compared with 4% for the year ended January 31, 2011. The increases were primarily due to the net revenues earned pursuant to the new contract arrangement with Howard County, Maryland, which represented approximately 25% of the net revenues of SMC for the year ended January 31, 2012. SMC was also effective in increasing the amount net revenues earned pursuant to bid business awarded by a variety of other new customers by approximately 35% during the year ended January 31, 2012. This business represented 48% of SMC’s net revenues for the year ended January 31, 2012. Conversely, net revenues related to the performance of inside premises activities for SMC’s most significant prior year customer declined from approximately 28% of this segment’s net revenues for the year ended January 31, 2011 to less than 10% of net revenues for the year ended January 31, 2012. Our customer had a prime contract with the federal government that expired during the year ended January 31, 2011, adversely affecting the number and amount of subcontracted projects awarded to us in the subsequent year.

Cost of Revenues

Due substantially to the decline in consolidated net revenues from continuing operations for the year ended January 31, 2012 compared with the year ended January 31, 2011, the corresponding consolidated cost of revenues also declined. These costs were $118.7 million and $153.5 million for the years ended January 31, 2012 and 2011, respectively. However, the overall gross profit percentage was maintained during the year ended January 31, 2012 compared with previous year at approximately 16% of corresponding consolidated net revenues from continuing operations. The gross profit percentage achieved by GPS for the years ended January 31, 2012 and 2011 was also maintained at 16%, substantially due to the recognition during the year ended January 31, 2012 of net revenues related to final change orders and contract cost close-out adjustments associated with the completion of major construction projects. SMC was successful in improving the profitability of most elements of its business; its gross profit percentage was 19% for the year ended January 31, 2012 compared with 15% for the year ended January 31, 2011, which reflected losses recognized on two projects that totaled approximately $306,000 in the earlier year.

Selling, General and Administrative Expenses

These costs decreased by $943,000, or 8%, to approximately $11.2 million for the year ended January 31, 2012 from approximately $12.1 million for the year ended January 31, 2011, reflecting decreases between years in stock compensation expense and cash bonus expense of $849,000 and $361,000, respectively, and the addition of approximately $208,000 in costs incurred by the Moxie Projects. The amounts for these accounts for the year ended January 31, 2011, included substantial stock compensation expense related to stock options awarded to two new senior executives and bonuses earned by employees of GPS in connection with the completion of the gas-fired power plant in northern California.

Income Tax Expense

For the year ended January 31, 2012, we incurred income tax expense related to continuing operations in the amount of $4.6 million representing an annual effective income tax rate of 38.1%. The effective tax rate was higher than the expected federal income tax rate of 34.0% due primarily to state income taxes offset partially by favorable income tax effects of permanent differences, including $185,000 related to the domestic manufacturing deduction. For the year ended January 31, 2011, we incurred income tax expense related to continuing operations of $7.0 million which reflected an annual effective income tax rate of 41.3% that differed from the expected federal income tax rate of 34% due primarily to the unfavorable effects of state income taxes and income tax return to provision true-up adjustments in the approximate amount of $338,000.

Liquidity and Capital Resources as of January 31, 2012

The balance of cash and cash equivalents increased during the current year to a balance of $156.5 million as of January 31, 2012 compared with a balance of $83.3 million as of January 31, 2011. Despite profitable operations, consolidated working capital increased only slightly during the current year to $76.3 million as of January 31, 2012 from approximately $73.2 million as of January 31, 2011 due to the use of funds to pay a cash dividend in the amount of $6.8 million to stockholders in November 2011. We have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”) that expires in May 2013.

Net cash of $80.0 million was provided by the operating activities of continuing operations during the year ended January 31, 2012. Income from continuing operations for the year ended January 31, 2012 was $7.4 million. We also received payments on new projects during the year ended January 31, 2012 to cover outstanding accounts payable and equipment purchases, which resulted in a $58.1 million temporary increase in the amount of billings in excess of costs and estimated earnings during the year. The increasing construction activity associated with new projects also caused the amounts of accounts receivable and costs and estimated earnings in excess of billings to increase during the year ended January 31, 2012, representing uses of cash in the amounts of $3.0 million and $1.3 million, respectively. On the other hand, the increase in accounts payable and accrued liabilities related primarily to the new construction activity provided net cash during the year ended January 31, 2012 in the amount of $20.3 million. In addition, the completion of the construction project in northern California resulted in the release of restrictions on the cash balance segregated for this project providing cash in the amount of $1.2 million during the year ended January 31, 2012. The amount of non-cash adjustments to income from continuing operations for the year ended January 31, 2012 represented a net source of cash of approximately $1,390,000, including primarily stock compensation, depreciation and amortization expense amounts of $652,000, $455,000 and $334,000, respectively. The balance of prepaid expenses and other current assets increased by $4.0 million during the year ended January 31, 2012 as net cash was used to make advance payments on certain expenditures associated with the gas-fired power plant construction project in southern California and to prepay certain annual insurance premiums. Net cash of $1,335,000 was used by the operating activities of discontinued operations during the year ended January 31, 2012.

For the year ended January 31, 2011, net cash provided by continuing operating activities was $22.2 million. We reported income from continuing operations of approximately $10.0 million last year. The amount of non-cash adjustments to income from continuing operations last year represented a net source of cash of approximately $2.9 million, including stock compensation expense of $1,502,000, amortization and depreciation of $992,000 and deferred income tax expense of $410,000. During the prior year, accounts receivable increased, representing a $10.4 million use of cash as construction activity increased for the gas-fired power peaking facility that was under construction in Connecticut. However, the allowable billings on this project included amounts covering forecasted short-term costs resulting in an increase during the prior year in billings in excess of actual costs and estimated earnings as well. This increase represents a source of cash in the amount of $8.0 million. The decrease in construction activity on the gas-fired power plant located in northern California was the primary cause for the decreases in costs and estimated earnings in excess of billings and accounts payable and accrued expenses which represented net cash amounts of $11.5 million and $5.1 million provided by and used in operating activities during the prior year, respectively. Last year, we also reduced the amount of cash subject to restrictions, providing net cash in the amount of $3.8 million. Despite the use of cash by the discontinued operations of VLI in the amount of $2.9 million during the year ended January 31, 2011, net cash provided by operations was $19.3 million last year.

During the year ended January 31, 2012, net cash was provided by investing activities in the amount of $790,000 due primarily to the receipt of cash proceeds from the sale of the assets of VLI offset partially by expenditures for property and equipment, including $1,469,000 made by the Moxie Projects. The exercise of stock options and warrants provided net cash proceeds from financing activities in the aggregate amount of approximately $531,000 during the year ended January 31, 2012. During the year ended January 31, 2011, we used net cash in connection with financing and investing activities in the amounts of $1,715,000 and $483,000, respectively, due primarily to principal payments made during the year to retire our remaining term note with the Bank totaling $1,833,000 and the net purchases of property plant and equipment by continuing operations in the amount of $483,000.

We have pledged the majority of the Company’s assets to secure the financing arrangement. Under the financing arrangement with the Bank, its consent is required for acquisitions and divestitures. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. The Bank arrangement also requires the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At January 31, 2012 and January 31, 2012, we were in compliance with each of these financial covenants.

We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangement including accelerating payment of all outstanding senior debt due and payable. During the year ended January 31, 2012, we did receive the required consents from the Bank in order to complete the disposition of substantially all of the assets of VLI and to declare the cash dividend paid to stockholders in November 2011. In May 2011, we reached agreement with the Bank on a new amendment to the financing arrangement which extended the expiration date of the revolving line of credit to May 31, 2013 and permits investments or loans, as described in the amendment, in amounts not to exceed $10 million under certain conditions.

At January 31, 2012, most of the balance of cash and cash equivalents was invested in a money market fund without any exposure to European sovereign bonds and sponsored by an investment division of the Bank. Our operating and restricted bank accounts are maintained with the Bank.

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

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of January 31, 2012, the total amount of outstanding surety bonds issued under such arrangements was approximately $4.6 million. We earned approximately $51,000 in fees during the year ended January 31, 2012 in connection with such arrangements.

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

The following table presents the determinations of EBITDA for continuing operations for the years ended January 31, 2012 and 2011:

	2012	2011
Income from continuing operations, as reported	$7,408,000	$10,007,000
Interest expense	—	35,000
Income tax expense	4,556,000	7,037,000
Amortization of purchased intangible assets	334,000	350,000
Depreciation and other amortization	455,000	642,000

EBITDA	$12,753,000	$18,071,000

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

	2012	2011
EBITDA	$12,753,000	$18,071,000
Current income tax expense	(4,607,000)	(6,627,000)
Interest expense	—	(35,000)
Non-cash stock option compensation expense	652,000	1,502,000
Decrease in escrowed cash	1,243,000	3,759,000
Decrease in accounts receivable	(2,976,000)	(10,359,000)
Change related to the timing of scheduled billings	56,750,000	19,530,000
Increase (decrease) in accounts payable and accrued liabilities	20,252,000	(5,097,000)
Other, net	(4,017,000)	1,490,000

Net cash provided by continuing operations	$80,050,000	$22,234,000

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

Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of net revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. A description of the Company’s significant accounting policies, including those discussed below, is included in Note 2 to the accompanying consolidated financial statements for the year ended January 31, 2012.

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

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for the price associated with that scope change. The costs associated with a scope change are expensed as incurred and included in the estimated amount of cost to complete the contract. We recognize net revenue on an unapproved change order when realization of price approval is probable. As of January 31, 2012, unapproved change orders in the aggregate amount of approximately $975,000 were included in the total contract value amounts and reflected in the estimated total cost amounts of the corresponding contracts. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes net revenues from a claim only when an agreement on the amount of the claim has been reached.

Goodwill and Other Indefinite-Lived Intangible Assets

In connection with the acquisitions of GPS and SMC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. Other than goodwill, most of our purchased intangible assets were determined to have finite useful lives. At January 31, 2012, the total carrying value of goodwill and the remaining purchased intangible asset with an indefinite life totaled approximately $18.7 million, which represented approximately 9% of consolidated total assets. This amount included $18.5 million in goodwill related to the acquisition of GPS.

The Company has reviewed for impairment, at least annually, the carrying values of goodwill and other purchased intangible assets deemed to have an indefinite life. The annual review performance date is November 1. We also perform tests for impairment of goodwill and other intangible assets with indefinite lives more frequently if events or changes in circumstances indicate that an asset value might be impaired.

As prescribed by current accounting guidance, we determine whether goodwill has been impaired or not using a two-step process of analysis. The first step of our goodwill impairment testing process is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We utilized the assistance of a professional appraisal firm in the determination of the fair value of GPS as of November 1, 2011. A variety of alternative valuation approaches were considered. As a result of the analysis, we concluded that the market multiple and the discounted cash flow analysis approaches were the most appropriate valuation techniques for this exercise.

For the market multiple valuation, a fair value estimate for GPS was determined based on an evaluation of the market values of a selected number of reasonably similar publicly traded companies. A separate estimate was determined using a discounted cash flow analysis. Projected cash flows for GPS were developed based on its historical financial performance, a short-term projection of operating results based on the existing backlog of current business and the assumed addition of certain identified future projects, and published projected growth rates for the power construction industry. The projected cash flow amounts were discounted to present value based on rates of return which were determined considering prevalent rates of return, business risks for the industry and risks specifically related to GPS. A 50/50 weighting was applied to the results of the market multiple valuation and the discounted cash flow analysis of fair value in order to arrive at an average amount considered the fair value of GPS. As a result of this valuation, we concluded that the fair value of the net assets of GPS substantially exceeded its carrying amount. Therefore, the goodwill of GPS was deemed not to be impaired, and the performance of step two of the impairment assessment process was not required. Using a discounted cash flow analysis, we determined that the fair value of our other indefinite-live asset, the trade name of SMC, exceeded the corresponding carrying value of $181,000 at November 1, 2011.

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which is intended to simplify the two-step goodwill impairment test required by current guidance. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting entity unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors. Although early adoption is permitted, we elected to conduct our assessment of goodwill as of November 1, 2011 in accordance with the testing requirements of the guidance before amendment. However, in the future we may elect to perform qualitative evaluations of GPS in order to support the position that impairment of the goodwill of GPS has not occurred and that its fair value continues to exceed its carrying value, thus avoiding the performance of the two-step quantitative goodwill impairment test for GPS.

Long-Lived Assets

Our long-lived assets consist primarily of equipment used in our operations. Fixed assets are carried at cost and are depreciated over their estimated useful lives, ranging from five to twenty years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of certain long-lived assets is evaluated periodically when events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. If events and circumstances such as poor operating results of the applicable business segment indicate that the asset(s) should be reviewed for possible impairment, we use projections to assess whether future cash flows, including disposition, on a non-discounted basis related to the tested assets, are likely to exceed the recorded carrying amount of the assets to determine if an impairment exists. If we identify a potential impairment, we will estimate the fair value of the assets through known market transactions of similar equipment and other valuation techniques, which could include the use of similar projections on a discounted basis. We will record a loss to the extent that the carrying value of the impaired assets exceeds their fair value.

Deferred Tax Assets

As of January 31, 2012 and 2011, our consolidated balance sheets included net deferred tax assets in the total amounts of $1,529,000 and $1,090,000, respectively, resulting from our future deductible temporary differences. In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, we believe that the historically strong earnings performance of our power industry services business segment will continue during the periods in which the applicable temporary income tax differences become deductible. Accordingly, we believe that it is more likely than not that we will realize the benefit of our net deferred tax assets. The amounts of income from operations before income taxes for this business segment were $15.1 million and $21.6 million for the fiscal years ended January 31, 2012 and 2011, respectively.

Stock Options

We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the awards and recognize the corresponding expense amounts over the vesting periods. Options to purchase 212,000 shares of our common stock were awarded during the year ended January 31, 2012 with a weighted average fair value per share amount of $5.09. The amounts of compensation expense recorded during the years ended January 31, 2012 and 2011 related to vesting stock options were $637,000 and $1,502,000, respectively. We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations which are disclosed in Note 15 to the accompanying condensed consolidated financial statements and include the risk-free interest rate, the expected volatility of the market price of our common stock and the expected life of the stock option. We use the “simplified method” in developing the estimates of the expected lives of stock options, as we believe that our historical stock option exercise experience is insufficient to provide a reasonable basis upon which to estimate expected lives. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards.

Legal Contingencies

As discussed in Note 14 to the accompanying condensed consolidated financial statements, we are involved in several legal matters where litigation has been initiated or claims have been made against us. We intend to vigorously defend ourselves in each case. At this time, we do not believe that a material loss is probable related to any of the current matters discussed therein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the outcomes of these legal matters change, significant losses or additional costs may be recorded.

Adopted and Other Recently Issued Accounting Pronouncements

New disclosures and clarifications of existing disclosures required by Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, which provided amendments to Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures – Overall Subtopic, became effective for the Company’s interim and annual reporting periods beginning February 1, 2010, except for certain Level 3 activity disclosures. A disaggregation requirement for the reconciliation disclosure of Level 3 measurements became effective for the Company on February 1, 2011. This enhanced disclosure requirement had no effect on the Company’s consolidated financial statements.

Other than ASU 2011-08 that is discussed above, there are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

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

Management assessed our internal control over financial reporting as of January 31, 2012, the end of the fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information required by this item will be incorporated by reference to our 2012 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION.

The information required by this item will be incorporated by reference to our 2012 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be incorporated by reference to our 2012 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be incorporated by reference to our 2012 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be incorporated by reference to our 2012 Proxy Statement relating to the election of directors and other matters which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENTS.

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

3.2	Bylaws. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2009.

4.1	Stock Purchase Agreement dated as of May 4, 2006 between Argan, Inc. and the purchasers identified on Schedule A attached thereto. (a)

4.2	Stock Purchase Agreement dated as of December 8, 2006 by and among Argan, Inc. and the purchasers identified on Schedule A attached thereto. (b)

4.3	Stock Purchase Agreement dated as of December 8, 2006 by and between Argan, Inc. and Argan Investments LLC. (b)

4.4	Registration Rights Agreement dated December 8, 2006 by and between Argan, Inc. and Argan Investments LLC. (b)

4.5	Form of Subscription and Investment Agreement, relating to a private placement of 2.2 million shares of the Company’s common stock completed July 2, 2008. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on July 7, 2008.

10.1	2001 Incentive Stock Option Plan. Incorporated by reference to the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on August 6, 2001.

10.2	Form of Common Stock Purchase Warrant dated April 29, 2003. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

10.3	Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Rainer H. Bosselmann. Incorporated by reference to the Company’s Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 5, 2005.

10.4	Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Arthur F. Trudel. Incorporated by reference to the Company’s Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 5, 2005.

10.5	Membership Interest Purchase Agreement, dated as of December 6, 2006, by and among, Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (b)

10.6	Stock Purchase Agreement, dated as of December 8, 2006, by and among Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (b)

10.7	Employment Agreement dated as of December 8, 2006 by and between Gemma Power Systems, LLC and William F. Griffin, Jr. (b)

10.8	First Amendment to the Employment Agreement of William F. Griffin, dated February 29, 2008. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

10.9	Second Amendment to the Employment Agreement of William F. Griffin, dated March 5, 2009. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

10.10	Amended and Restated Employment Agreement, dated April 1, 2011, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC and William F. Griffin, Jr. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.

10.11	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Southern Maryland Cable, Inc.) in favor of Bank of America, N.A. (b)

10.12	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems, LLC) in favor of Bank of America, N.A. (b)

10.13	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power, Inc.) in favor of Bank of America, N.A. (b)

10.14	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems California, Inc.) in favor of Bank of America, N.A. (b)

10.15	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Gemma Power Systems, LLC (on behalf of Gemma Power Hartford, LLC) in favor of Bank of America, N.A. (b)

10.16	Pledge and Assignment Agreement dated as of December 8, 2006 by Argan, Inc. in favor of Bank of America, N.A. for the benefit of Travelers Casualty and Surety Company of America. (b)

10.17	Second Amended and Restated Financing and Security Agreement dated December 11, 2006 by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. (b)

10.18	First Amendment to Second Amended and Restated Financing and Security Agreement, dated March 28, 2008, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 24, 2008.

10.19	Second Amendment to Second Amended and Restated Financing and Security Agreement, dated June 3, 2008, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2009.

10.20	Third Amendment to Second Amended and Restated Financing and Security Agreement, dated April 26, 2010, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 8, 2010.

10.21	Fifth Amended and Restated Revolving Credit Note dated April 26, 2010, issued by Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc. and Gemma Power Hartford, LLC in favor of Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 8, 2010.

10.22	Consent and Release Agreement, dated February 1, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2011.

10.23	Fourth Amendment to Second Amended and Restated Financing and Security Agreement, dated February 1, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2011.

10.24	Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated May 31, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 13, 2011.

10.25	Sixth Amendment to Second Amended and Restated Financing and Security Agreement, dated October 17, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on December 14, 2011.

10.26	Asset Purchase Agreement, dated March 11, 2011, by and among Vitarich Laboratories, Inc., NBTY Florida, Inc. and Argan, Inc. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2011.

10.27	Escrow Agreement, dated March 11, 2011, by and among NBTY Florida, Inc., Vitarich Laboratories, Inc., Farrell Fritz, P.C. and Argan, Inc. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2011.

10.28	Argan, Inc. 2011 Stock Plan (Revised as of 4-2-12). (c)

14.1	Code of Ethics. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

14.2	Argan, Inc. Code of Conduct (Amended January 2007). Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 26, 2007.

21	Subsidiaries of the Company. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (c)

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002. (c)

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002. (c)

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002. (c)

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002. (c)

101.INS#	XBRL Instance Document. (c)

101.SCH#	XBRL Schema Document. (c)

101.CAL#	XBRL Calculation Linkbase Document. (c)

101.LAB#	XBRL Labels Linkbase Document. (c)

101.PRE#	XBRL Presentation Linkbase Document. (c)

101.DEF#	XBRL Definition Linkbase Document. (c)

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
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer
Dated: April 12, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer	April 12, 2012
Rainer H. Bosselmann	(Principal Executive Officer)

/s/ Arthur F. Trudel	Senior Vice President, Chief Financial Officer and Secretary	April 12, 2012
Arthur F. Trudel	(Principal Accounting and Financial Officer)

/s/ Henry A. Crumpton	Director	April 12, 2012
Henry A. Crumpton

/s/ Cynthia A. Flanders	Director	April 12, 2012
Cynthia A. Flanders

/s/ William F. Leimkuhler	Director	April 12, 2012
William F. Leimkuhler

/s/ W. G. Champion Mitchell	Director	April 12, 2012
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 12, 2012
James W. Quinn

/s/ Brian R. Sherras	Director	April 12, 2012
Brian R. Sherras

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

JANUARY 31, 2012

The following financial statements (including the notes thereto and the Report of the Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argan, Inc. and subsidiaries as of January 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

McLean, Virginia

April 12, 2012

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$156,524,000	$83,292,000
Restricted cash	—	1,243,000
Accounts receivable, net of allowance for doubtful accounts	16,053,000	13,099,000
Costs and estimated earnings in excess of billings	2,781,000	1,443,000
Deferred income tax assets	691,000	91,000
Prepaid expenses and other current assets	4,528,000	520,000
Assets held for sale	—	6,354,000

TOTAL CURRENT ASSETS	180,577,000	106,042,000
Property, plant and equipment, net of accumulated depreciation ($1,469,000 related to variable interest entities as of January 31, 2012)	2,761,000	1,478,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	2,574,000	2,908,000
Deferred income tax and other assets	864,000	1,013,000
Assets held for sale	—	625,000

TOTAL ASSETS	$205,252,000	$130,542,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$29,524,000	$8,555,000
Accrued expenses	6,751,000	13,035,000
Billings in excess of costs and estimated earnings	68,004,000	9,916,000
Liabilities related to assets held for sale	—	1,362,000

TOTAL CURRENT LIABILITIES	104,279,000	32,868,000
Other liabilities	10,000	29,000

TOTAL LIABILITIES	104,289,000	32,897,000

COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 13,661,098 and 13,602,227 shares issued at January 31, 2012 and 2011, respectively; 13,657,865 and 13,598,994 shares outstanding at January 31, 2012 and 2011, respectively	2,049,000	2,040,000
Warrants outstanding	590,000	601,000
Additional paid-in capital	89,714,000	88,561,000
Retained earnings	8,944,000	6,476,000
Treasury stock at cost – 3,233 shares at January 31, 2012 and 2011	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	101,264,000	97,645,000
Noncontrolling interest (variable interest entities)	(301,000)	—

TOTAL EQUITY	100,963,000	97,645,000

TOTAL LIABILITIES AND EQUITY	$205,252,000	$130,542,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31,

	2012	2011
Net revenues
Power industry services	$132,519,000	$174,938,000
Telecommunications infrastructure services	9,331,000	7,654,000

Net revenues	141,850,000	182,592,000
Cost of revenues
Power industry services	111,193,000	146,976,000
Telecommunications infrastructure services	7,555,000	6,493,000

Cost of revenues	118,748,000	153,469,000

Gross profit	23,102,000	29,123,000
Selling, general and administrative expenses	11,186,000	12,129,000

	11,916,000	16,994,000
Other income, net	48,000	50,000

Income from continuing operations before income taxes	11,964,000	17,044,000
Income tax expense	4,556,000	7,037,000

Income from continuing operations	7,408,000	10,007,000

Discontinued operations
Income (loss) on discontinued operations (including gain on disposal of $1,312,000 for the year ended January 31, 2012, see Note 5)	282,000	(3,557,000)
Income tax benefit	1,280,000	1,324,000

Income (loss) on discontinued operations	1,562,000	(2,233,000)

Net income	8,970,000	7,774,000
Less – Loss attributable to noncontrolling interest (variable interest entities)	302,000	—

Net income attributable to Argan, Inc. stockholders	$9,272,000	$7,774,000

Earnings per share attributable to Argan, Inc. stockholders:
Continuing Operations
Basic	$0.57	$0.74

Diluted	$0.56	$0.73

Discontinued Operations
Basic	$0.11	$(0.16)

Diluted	$0.11	$(0.16)

Net Income
Basic	$0.68	$0.57

Diluted	$0.67	$0.57

Weighted average number of shares outstanding:
Basic	13,612,000	13,593,000

Diluted	13,792,000	13,709,000

Cash dividend per common share	$0.50	$—

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2012 AND 2011

	Common Stock			Additional	Retained Earnings (Deficit)
	Outstanding Shares	Par Value	Warrants	Paid-in Capital	Argan, Inc. Stockholders	Noncontrolling Interest	Treasury Stock	Total Equity
Balance, February 1, 2010	13,582,494	$2,038,000	$613,000	$87,048,000	$(1,298,000)	$—	$(33,000)	$88,368,000
Net income	—	—	—	—	7,774,000	—	—	7,774,000
Exercise of stock options	13,500	2,000	—	93,000	—	—	—	95,000
Exercise of stock warrants	3,000	—	(12,000)	35,000	—	—	—	23,000
Stock option vesting	—	—	—	1,502,000	—	—	—	1,502,000
Reversal of excess tax benefit on forfeited stock options	—	—	—	(117,000)	—	—	—	(117,000)

Balance, January 31, 2011	13,598,994	2,040,000	601,000	88,561,000	6,476,000	—	(33,000)	97,645,000
Net income (loss)	—	—	—	—	9,272,000	(302,000)	—	8,970,000
Exercise of stock options	55,038	8,000	—	499,000	—	—	—	507,000
Exercise of stock warrants	3,000	1,000	(11,000)	33,000	—	—	—	23,000
Stock option vesting	—	—	—	637,000	—	—	—	637,000
Reversal of excess tax benefit on forfeited stock options	—	—	—	(16,000)	—	—	—	(16,000)
Dividends	—	—	—	—	(6,804,000)	—	—	(6,804,000)
Capital contribution	—	—	—	—	—	1,000	—	1,000
Other	833	—	—	—	—	—	—	—

Balance, January 31, 2012	13,657,865	$2,049,000	$590,000	$89,714,000	$8,944,000	$(301,000)	$(33,000)	$100,963,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,970,000	$7,774,000
Removal of (income) loss on discontinued operations	(1,562,000)	2,233,000

Income from continuing operations	7,408,000	10,007,000
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Non-cash stock compensation expense	652,000	1,502,000
Amortization of purchased intangible assets	334,000	350,000
Depreciation and other amortization	455,000	642,000
Deferred income taxes	(51,000)	410,000
Changes in operating assets and liabilities:
Accounts receivable	(2,976,000)	(10,359,000)
Restricted cash	1,243,000	3,759,000
Costs and estimated earnings in excess of billings	(1,338,000)	11,488,000
Prepaid expenses and other assets	(4,020,000)	1,554,000
Accounts payable and accrued expenses	20,252,000	(5,097,000)
Billings in excess of costs and estimated earnings	58,088,000	8,042,000
Other, net	3,000	(64,000)

Net cash provided by continuing operating activities	80,050,000	22,234,000
Net cash used in discontinued operating activities	(1,335,000)	(2,897,000)

Net cash provided by operating activities	78,715,000	19,337,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,738,000)	(483,000)
Net cash provided by the sale of the assets of VLI	2,528,000	—

Net cash provided by (used in) investing activities	790,000	(483,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	531,000	118,000
Dividends	(6,804,000)	—
Principal payments on long-term debt	—	(1,833,000)

Net cash used in financing activities	(6,273,000)	(1,715,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	73,232,000	17,139,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	83,292,000	66,153,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$156,524,000	$83,292,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2012 AND 2011

NOTE 1 – DESCRIPTION OF THE BUSINESS

Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provide the substantial portion of consolidated net revenues, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. The Company determined that GPS is the primary beneficiary of two variable interest entities that were formed during the year ended January 31, 2012, for the purpose of developing a pair of gas-fired power plants. The combination of GPS and the variable interest entities represent our power industry services business segment. Through SMC, the services of the telecommunications infrastructure services segment include project management, construction, installation and maintenance provided to commercial, local government and federal government customers primarily in the mid-Atlantic region. Argan has presented the operations of Vitarich Laboratories, Inc. (“VLI”) as discontinued operations for the years ended January 31, 2012 and 2011 as discussed in Note 5 below.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries and two variable interest entities for which GPS is deemed to be the primary beneficiary (see Note 6 below) . The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 18, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, net revenues, expenses, and certain financial statement disclosures. Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but are not limited to, the Company’s accounting for revenue recognition, allowance for doubtful accounts, assets with long and indefinite lives including goodwill, contingent obligations and deferred taxes. Actual results could differ from these estimates.

Fair Values – Current professional accounting guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The requirements prescribe a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. Level 1 inputs include quoted market prices in an active market or the price of an identical asset or liability. Level 2 inputs are market data other than Level 1 inputs that are observable either directly or indirectly including quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

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

Goodwill and Other Indefinite-Lived Intangible Assets – The Company reviews for impairment, at least annually, the carrying values of goodwill and other purchased intangible assets deemed to have an indefinite life. The Company evaluates these assets for impairment more frequently if events or changes in circumstances indicate that an asset value might be impaired. Goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is to identify a potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The estimate of fair value of the reporting unit, generally a company’s operating segment, is determined using various valuation techniques, with the principal techniques being a discounted cash flow analysis and market multiple valuation. A discounted cash flow analysis requires making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. After taking into consideration industry and company trends, if the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Long-Lived Assets – Long-lived assets, consisting primarily of property and equipment and purchased intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. The Company compares the carrying value of the long-lived asset to the undiscounted future cash flows expected to result from the use of the asset. In the event the Company determines that the carrying value of the asset is not recoverable, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is generally determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets are described in Note 11.

Revenue Recognition, Power Industry Services – Net revenues are recognized under various construction agreements, including agreements for which net revenues are based on either a fixed price or cost-plus-fee basis, with typical durations of one to three years. Net revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Net revenues from fixed price construction agreements, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Unapproved change orders, which represent contract variations for which the Company has project owner approval for scope changes but not for the price associated with the scope changes, are reflected in net revenues when it is probable that the applicable costs will be recovered through a change in the contract price. As of January 31, 2012, unapproved change orders in the aggregate amount of approximately $975,000 were included in the total contract value amounts and reflected in the estimated total cost amounts of the corresponding contracts. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes net revenues related to a claim only when an agreement on the amount has been reached with the project owner. Construction agreements may contain incentive fees that provide for increasing the Company’s total fee on a particular contract based on the actual amount of costs incurred in relation to an agreed upon target cost. The Company includes such fees in the determination of total estimated net revenues when management believes that it is probable that such fees have been earned, which is typically near the end of the contract performance period.

Revenue Recognition, Telecommunications Infrastructure Services – This business segment generates net revenues under various arrangements, including contracts for which net revenues are based on either a fixed price or a time and materials basis. Net revenues from time and materials contracts are recognized when the related services are provided to the customer. Net revenues from fixed price contracts, including portions of estimated profit, are recognized as services are provided, based on costs incurred and estimated amounts of total contract costs using the percentage of completion method. Many of the contracts include multiple deliverables. Because these projects are fully integrated undertakings, the Company cannot separate the services provided into individual components. Losses on contracts, if any, are recognized in the periods in which they become known.

Income Taxes – Deferred tax assets and liabilities are recognized using enacted tax rates for the effects of temporary differences between the book and tax bases of recorded assets and liabilities. If management believes that it is more likely than not that some portion or all of a deferred tax asset will not be realized, the carrying value will be reduced by a valuation allowance. The Company adopted the accounting and disclosure guidance for uncertainty in income taxes. There has not been any material effect on the consolidated financial statements as the result of adopting these requirements.

Stock-Based Compensation – The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon fair value at the date of award using a fair value based option pricing model. The compensation expense is recognized over the requisite service period.

NOTE 3 – ADOPTED AND OTHER RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

New disclosures and clarifications of existing disclosures required by the Financial Accounting Standards Board (the “FASB”) under Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures provided amendments to Accounting Standards Codification subtopic 820-10, Fair Value Measurements and Disclosures – Overall Subtopic. They became effective for the Company’s interim and annual reporting periods beginning February 1, 2010, except for certain Level 3 activity disclosures. The disaggregation requirement for the reconciliation disclosure of Level 3 measurements became effective for the Company on February 1, 2011. This enhanced disclosure requirement did not materially affect the Company’s condensed consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which is intended to simplify the two-step goodwill impairment test required by current guidance. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting entity unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors. The requirements of this pronouncement will be effective for the Company’s consolidated financial statements commencing February 1, 2012. Although early adoption was permitted, the Company elected not to use the new guidance in conducting its evaluation for impairment of goodwill as of November 1, 2011.

Other than ASU 2011-08, there are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

NOTE 4 – PAYMENT OF SPECIAL CASH DIVIDEND

Effective on October 17, 2011, the Company’s Board of Directors declared a special cash dividend of $0.50 per share of common stock that was paid on November 15, 2011 to stockholders of record at the close of business on October 31, 2011.

NOTE 5 – DISPOSITION OF DISCONTINUED OPERATIONS

VLI, a wholly owned subsidiary representing the Company’s nutritional products business segment, completed the sale of substantially all of its assets (the “Asset Sale”) to NBTY Florida, Inc. (“NBTY”) in March 2011. The Asset Sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by NBTY of certain trade payables and accrued expenses of VLI. NBTY also assumed the remaining minimum lease obligations related to VLI’s office, warehouse and manufacturing facilities which totaled approximately $400,000 as of the sale date. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI was paid from the escrow amount the cost of all pre-closing inventory sold, used or consumed by December 11, 2011 and it was paid the amounts of all pre-closing accounts receivable of VLI that were collected by September 30, 2011. At September 30, 2011, all uncollected accounts receivable, the total amount of which was not material, were transferred back to VLI at no cost. In December 2011, the funds remaining in the escrow account after the payments to VLI were returned to NBTY. During the year ended January 31, 2012, VLI received cash proceeds from the escrow account in the aggregate amount of $1,728,000. Amounts received from the escrow account were recorded as proceeds of the Asset Sale upon receipt.

The financial results of this business have been presented as discontinued operations in the accompanying consolidated financial statements, including legal costs associated with this business and the income tax benefit for the year ended January 31, 2012 of the deduction related to the worthless stock of VLI. The amount of net revenues of the discontinued operations for the years ended January 31, 2012 and 2011 were approximately $1.5 million and $10.6 million, respectively.

NOTE 6 – VARIABLE INTEREST ENTITIES

Moxie Energy, LLC (“Moxie”), a Delaware limited liability company, has two natural gas-fired power plant projects under development located in the Marcellus shale gas region of Pennsylvania. The strategy of Moxie is to develop these power plants (the “Moxie Projects,” both of which are limited liability companies wholly owned by Moxie) near the natural gas source and to provide transmitted electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipeline from well to power production plant. The Moxie Projects have been engaged in the lengthy process of obtaining interconnect privileges and operating permits and pursuing project development capital.

In November 2011, Gemma Power, Inc. (“GPI,” an affiliate of GPS that is wholly owned by Argan) agreed to the amendment of a development agreement with Moxie which was executed earlier in the fiscal year. This arrangement has provided GPI with an opportunity to support the initial development of these two projects with loans and the option to provide additional development loans and/or equity investments to cover the anticipated costs of the development efforts.

As of January 31, 2012, GPI had provided approximately $1.5 million to the Moxie Projects under short term initial development loans scheduled to be repaid by May 2012. Moxie has supported the arrangement by providing GPI with a first priority lien and security interest in all of the assets of the Moxie Projects, limited recourse guarantees of all of the obligations of the projects to GPI, and first priority liens on its membership interests in the two projects. At the time that either of the project entities secures construction and working capital financing, GPI shall be paid certain preferred development fees. The admission of any additional investor that would change the control of Moxie or either of the Moxie Projects would be subject to the prior approval of GPI. In return for GPI’s providing the initial development loans described above, Moxie will provide GPI with the right to provide construction services for the two projects under EPC Contracts.

Primarily due to the Moxie Projects not having sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities are considered to be variable interest entities under current accounting guidance (“VIEs”). A company is deemed to be the primary beneficiary of a VIE and must consolidate the entity if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Despite not having an ownership interest in the Moxie Projects, the Company has concluded that GPI is currently the primary beneficiary of these VIEs due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects are not successful, the opportunity for GPI to receive development success fees and the possibility of GPI obtaining two large EPC contracts for the construction of the power plants. The financial information of the Moxie Projects which is included in the Company’s consolidated balance sheet as of January 31, 2012 is presented below. The Moxie Projects incurred operating losses that totaled $302,000 for the period May 26, 2011 (the development commencement date) through January 31, 2012, and that are included in the consolidated statement of operations for the year then ended.

January 31, 2012
Cash and cash equivalents	$75,000
Construction project costs	1,469,000

Total assets	$1,544,000

Accounts payable	$27,000
Due to Moxie	224,000

Total liabilities	$251,000

NOTE 7 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

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

Pursuant to the requirements of an amended and restated engineering, procurement and construction contract, GPS established a separate bank account during the year ended January 31, 2011 which was used to pay the costs defined as “reimbursable costs” that were incurred on the related construction project and to receive cost reimbursement payments from the project owner. The amount of cash restricted for such purpose was approximately $1.2 million at January 31, 2011. During the first quarter of the year ended January 31, 2012, GPS completed the project and the funds in this account were released from restriction.

Pursuant to the agreement covering the acquisition of GPS, the Company deposited $10.0 million into an escrow account with the Bank which secured a letter of credit that was issued in support of a bonding commitment. In August 2009, the letter of credit was amended with the amount required by the surety reduced to $5.0 million. In June 2010, the letter of credit was terminated as the surety eliminated the requirement. Accordingly, $5.0 million was released from the escrow account during each of the corresponding fiscal years.

NOTE 8 – ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at January 31, 2012 and 2011 were approximately $9.8 million and $3.9 million, respectively. Such retainages represent amounts withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the customer. The lengths of retention periods may vary, but for material amounts they typically range between nine months and two years.

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivable. The amount of the allowance for doubtful accounts was $5.5 million at January 31, 2012 and 2011 which fully covers the remaining amount owed by the owner of an uncompleted construction project and equal to the amount of the net proceeds remaining from a public auction of the facility. The amount of the Company’s share of the auction proceeds, if any, is not known at this time. The amounts of the provision for accounts receivable losses for the years ended January 31, 2012 and 2011 were not material.

NOTE 9 – COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The Company’s billing practices are governed primarily by the contract terms of each project based on the achievement of milestones, pre-agreed schedules or progress towards completion approved by the project owner. Billings do not necessarily correlate with net revenues recognized under the percentage-of-completion method of accounting.

The tables below set forth the aggregate amount of costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through January 31, 2012 and 2011, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the consolidated balance sheets at those dates.

	2012	2011
Costs incurred on uncompleted contracts	$106,379,000	$439,227,000
Estimated accrued earnings	12,121,000	26,884,000

	118,500,000	466,111,000
Less – Billings to date	(183,723,000)	(474,584,000)

	$(65,223,000)	$(8,473,000)

Costs and estimated earnings in excess of billings	$2,781,000	$1,443,000
Billings in excess of costs and estimated earnings	(68,004,000)	(9,916,000)

	$(65,223,000)	$(8,473,000)

Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes, insurance, job supervision and equipment charges. The amounts of costs and estimated earnings in excess of billings are expected to be billed and collected in the normal course of business.

NOTE 10 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at January 31, 2012 and 2011:

	2012	2011
Leasehold improvements	$208,000	$208,000
Machinery and equipment	2,700,000	2,511,000
Trucks and other vehicles	1,817,000	1,738,000
Construction project costs of variable interest entities	1,469,000	—

	6,194,000	4,457,000
Less accumulated depreciation	(3,433,000)	(2,979,000)

Property and equipment, net	$2,761,000	$1,478,000

Depreciation expense related to continuing operations for property and equipment, including assets under capital leases, was approximately $455,000 and $561,000 for the fiscal years ended January 31, 2012 and 2011, respectively. The costs of maintenance and repairs related to continuing operations were $295,000 and $408,000 for the years ended January 31, 2012 and 2011, respectively.

NOTE 11 – PURCHASED INTANGIBLE ASSETS

In connection with the acquisitions of GPS and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. The goodwill included in the balance sheets at January 31, 2012 and 2011 in the amount of $18.5 million relates entirely to the acquisition of GPS. For income tax reporting purposes, goodwill allocated to GPS in the approximate amount of $12.3 million is being amortized on a straight-line basis over periods of 15 years. The remaining amount of the Company’s goodwill is not amortizable for income tax reporting purposes. The Company’s other purchased intangible assets with balances as of January 31, 2012 or 2011 consisted of the following:

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

Non-Compete Agreements – The fair value amounts of three non-compete agreements with the former owners of acquired businesses were determined at the time of the acquisitions by discounting the estimated reductions in the cash flows that would be expected if the key employees were to leave the Company. The Company amortized the fair value amounts ascribed to the non-compete agreements over five years, the contractual length of each non-compete agreement.

The changes in the carrying amounts of the other purchased intangible assets for the years ended January 31, 2012 and 2011 were as follows.

	Useful	February 1,			January 31,
Description	Lives	2010	Additions	Amortization	2011
Non-compete – GPS	5 years	$198,000	$—	$(107,000)	$91,000
Trade name – GPS	15 years	2,879,000	—	(243,000)	2,636,000
Trade name – SMC	Indefinite	181,000	—	—	181,000

Totals		$3,258,000	$—	$(350,000)	$2,908,000

	Useful	January 31,			January 31,
Description	Lives	2011	Additions	Amortization	2012
Non-compete – GPS	5 years	$91,000	$—	$(91,000)	$—
Trade name – GPS	15 years	2,636,000	—	(243,000)	2,393,000
Trade name – SMC	Indefinite	181,000	—	—	181,000

Totals		$2,908,000	$—	$(334,000)	$2,574,000

As of January 31, 2012, the amount of accumulated amortization associated with the trade name of GPS was $1,250,000.

The estimated amounts of amortization expense related to the trade name of GPS for the next five fiscal years are presented below:

2013	$243,000
2014	243,000
2015	243,000
2016	243,000
2017	243,000
Thereafter	1,178,000

Total	$2,393,000

NOTE 12 – FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank. The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2013, with interest at LIBOR plus 2.25%. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. The amended financing arrangements also covered a term loan in the amount of $8.0 million, with interest at LIBOR plus 3.25%, that was repaid during the year ended January 31, 2011. We used the term-loan funds in the acquisition of GPS. Interest expense related to this term loan was $35,000 for the year ended January 31, 2011.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is required for acquisitions and divestitures. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends (using a rolling 12-month period) including covenants that (1) the ratio of total funded debt to EBITDA not exceed 2 to 1, (2) the fixed charge coverage ratio be not less than 1.25 to 1, and (3) the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements. The amended financing arrangements also contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. If the Company’s performance results in noncompliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, management would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of any outstanding senior debt. At January 31, 2012 and 2011, the Company was in compliance with the financial covenants of its amended financing arrangements.

NOTE 13 – COMMITMENTS

The Company leases office space and other facilities under non-cancelable operating leases expiring on various dates through February 2014. Certain leases contain renewal options. As it is management’s intention to continue to occupy the headquarters facility of SMC, the future minimum lease payment amounts presented below include the payment amounts associated with five remaining two-year option terms. None of the Company’s leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs. Total rent expense amounts for continuing operations under operating leases and other rental agreements relating to office space, other facilities and equipment were $4.8 million and $6.0 million for the years ended January 31, 2012 and 2011, respectively.

The following is a schedule of future minimum lease payments for the operating leases of continuing operations that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2012:

2013	$337,000
2014	183,000
2015	99,000
2016	89,000
2017	86,000
Thereafter	256,000

Total	$1,050,000

NOTE 14 – LEGAL CONTINGENCIES

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings could have a material effect on the Company’s consolidated financial statements other than the matters discussed below. The material amounts of any legal fees expected to be incurred in connection with these matters are accrued when such amounts are estimable.

Altra Matters

GPS was the contractor for engineering, procurement and construction services related to an anhydrous ethanol plant in Carleton, Nebraska (the “Project”). The Project owner was ALTRA Nebraska, LLC (“Altra”). In November 2007, GPS and Altra agreed to a suspension of the Project while Altra sought to obtain financing to complete the Project. By March 2008, financing had not been arranged which terminated the construction contract prior to completion of the Project. In March 2008, GPS filed a mechanic’s lien against the Project in the approximate amount of $23.8 million, which amount included sums owed to subcontractors/suppliers of GPS and their subcontractors/suppliers. Several other claimants have also filed mechanic’s liens against the Project. In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the bankruptcy court and have not been distributed to Altra’s creditors. The court has separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. In November 2011, the court held that the claim of the project lender is superior to the lien claim of GPS. Fact discovery related to the second phase was completed in January 2012, but the court stayed this action pending the resolution of the claim against the Company’s payment bond that is discussed below.

Delta-T Corporation (“Delta-T”) was a major subcontractor to GPS on the Project. In January 2009, GPS and Delta-T executed a Project Close-Out Agreement (the “Close-Out”) which settled all contract claims between the parties and included a settlement payment in the amount of $3.5 million that GPS made to Delta-T. In the Close-Out, Delta-T also agreed to prosecute any lien claims against Altra, to assign to GPS the first $3.5 million of any resulting proceeds and to indemnify and defend any claims against GPS related to the Project. In addition, GPS received a guarantee from Delta-T’s parent company in support of the indemnification commitment. Delta-T assigned its lien rights related to the Project to GPS which has advised the parties that it will be pursuing only the assigned lien rights of Delta-T, amounting to approximately $21.2 million, for the remainder of this action.

In April 2009, one of the subcontractors to Delta-T (“DCR”) received an arbitration award in its favor against Delta-T in the amount of approximately $6.8 million, including approximately $662,000 in interest and $2.3 million identified in the award as amounts applied to other projects (the “Judgment Award”). In April 2009, DCR also filed suit in the District Court of Thayer County, Nebraska, in order to recover its claimed amount of $3.6 million unpaid by Delta-T on the Altra project from a payment bond issued to Altra on behalf of GPS. In December 2009, the Judgment Award was confirmed in federal district court in Florida. In February 2010, DCR amended the amount of its complaint filed in the Nebraska court against the payment bond to $6.8 million, plus interest, to match the amount of the Judgment Award. Delta-T has not paid or satisfied any portion of the award and it has abandoned its defense of the surety company. The parties are currently engaged in the discovery phase of this litigation.

In December 2011, DCR filed a separate lawsuit against GPS relating to the Project in the District Court of Thayer County, Nebraska, and alleging claims against GPS for failure to furnish the surety bond upon request and unjust enrichment. DCR claims, that to the extent that the bonding company is successful in asserting a notice defense to DCR’s claim, GPS is liable for DCR’s damages for failing to furnish the bond when requested. DCR’s unjust enrichment claim alleges that GPS received payments from Altra that exceeded the scope of GPS’s work on the Project and should have been paid to lower tier subcontractors such as DCR; its complaint seeks damages in the amount of $6,125,000 plus interest, costs and attorney fees.

The Company intends to vigorously pursue its assigned lien claim against the Altra project as well as to defend these matters for itself and the surety company, to investigate the inclusion of the $2.3 million applied to other projects in the Judgment Award, to demand that Delta-T satisfy its obligations under the Close Out, and/or to enforce the guarantee provided to GPS by Delta-T’s parent company. Due to the early stages of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. It is reasonably possible that resolution of the matters discussed above could result in a loss with a material negative effect on the Company’s consolidated operating results in a future reporting period. However, at this time, management cannot make an estimate of the amount or range of loss, if any, related to these matters. No provision for loss has been recorded in the consolidated financial statements as of January 31, 2012 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of loss can be reasonably estimated by GPS, the impacts of the change will be reflected in the consolidated financial statements at that time.

Tampa Bay Nutraceutical Company

On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel; (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $42 million. The Company is vigorously defending this litigation. Depositions are ongoing. Over the last twelve months, the parties have been engaged primarily in legal activity concerning Tampa Bay’s failure to provide proper discovery responses to the Company. VLI has prevailed on the legal issues and sanctions were recently issued by the court against Tampa Bay without any noticeable impact on its discovery responses.

Although the Company believes it has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome of a trial or to estimate a likely range of damages, if any, at this stage of the litigation. It is reasonably possible that the ultimate resolution of the litigation with Tampa Bay could result in a material adverse effect on the results of operations of the Company for a future reporting period.

NOTE 15 – STOCK-BASED COMPENSATION

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of the Company’s common stock reserved for issuance thereunder. The Stock Plan, which will expire in July 2021, serves to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, the Company’s Board of Directors may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Option Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, a ten-year term, and typically shall become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Company’s board of directors, typically one year from the date of award. At January 31, 2012, there were 1,192,000 shares of the Company’s common stock reserved for issuance under the two plans.

A summary of activity under the Option and Stock Plans for the two years ended January 31, 2012 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, February 1, 2010	497,000	$10.27	6.47	$5.45
Granted	237,000	$13.46
Exercised	(13,000)	$7.00
Forfeited	(45,000)	$12.64

Outstanding, January 31, 2011	676,000	$11.29	5.78	$5.79
Granted	212,000	$13.92
Exercised	(55,000)	$9.36
Forfeited	(16,000)	$11.36

Outstanding, January 31, 2012	817,000	$12.10	4.94	$5.68

Exercisable, January 31, 2012	605,000	$11.47	4.89	$5.89

A summary of the change in the number of shares of common stock subject to non-vested options to purchase such shares for the two years ended January 31, 2012 is presented below:

	Shares	Weighted Average Fair Value
Non-vested, February 1, 2010	123,000	$7.21
Granted	237,000	$6.31
Vested	(123,000)	$6.96

Non-vested, January 31, 2011	237,000	$6.31
Granted	212,000	$5.09
Vested	(232,000)	$6.34
Forfeited	(5,000)	$4.98

Non-vested, January 31, 2012	212,000	$5.09

The total intrinsic value amounts for the stock options exercised during the years ended January 31, 2012 and 2011 were $238,000 and $56,000, respectively. At January 31, 2012, the aggregate intrinsic value amounts for outstanding and exercisable stock options at January 31, 2012 were $1,958,000 and $1,834,000, respectively.

The total fair value amounts for stock options vested during the years ended January 31, 2012 and 2011 were $1,470,000 and $860,000, respectively. Compensation expense amounts recorded in the years ended January 31, 2012 and 2011 related to stock options were $637,000 and $1,502,000, respectively. At January 31, 2012, there was $740,000 in unrecognized compensation cost related to stock options granted under the Stock and Option Plans. The end of the period over which the compensation expense for these awards is expected to be recognized is December 2013.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Current guidance provided by the SEC permits the use of a “simplified method” in developing the estimates of the expected terms of “plain-vanilla” share options under certain circumstances, including situations where a company having historical stock option exercise experience that is insufficient to provide a reasonable basis upon which to estimate expected terms. The Company utilizes the simplified method to estimate the expected terms of its stock option awards.

The fair value amounts per share of options to purchase shares of the Company’s common stock awarded during the fiscal years ended January 31, 2012 and 2011 were determined at the dates of grant using the following weighted-average assumptions:

	2012	2011
Risk-free interest rate	2.57%	3.41%
Expected volatility	44.88%	62.03%
Expected life	4.26 years	3.65 years
Dividend yield	— %	— %

During the year ended January 31, 2012, the Company awarded 5,000 shares of restricted stock to an employee. The aggregate market value of the shares is being amortized over the two-year vesting period to compensation expense, which was approximately $15,000 for the year ended January 31, 2012.

Warrants to purchase 160,000 shares of the Company’s common stock were outstanding as of January 31, 2012, exercisable at a price of $7.75 per share. The warrants were issued in connection with the Company’s private placement of common stock in April 2003 to three individuals who became the executive officers of the Company upon completion of the offering and also to an investment advisory firm. A former director of the Company is the chief executive officer of the investment advisory firm and related party, MSR Advisors, Inc. The fair value of the issued warrants of $849,000 was recognized as offering costs. All warrants are exercisable and expire in December 2012.

The Company also has 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense for these defined contribution plans totaled approximately $31,000 and $42,000 for continuing operations for the years ended January 31, 2012 and 2011, respectively.

NOTE 16 – INCOME TAXES

The components of the Company’s income tax expense related to continuing operations for the years ended January 31, 2012 and 2011 are presented below:

	2012	2011
Current:
Federal	$3,771,000	$5,264,000
State	836,000	1,363,000

	4,607,000	6,627,000

Deferred:
Federal	41,000	365,000
State	(92,000)	45,000

	(51,000)	410,000

Income tax expense	$4,556,000	$7,037,000

The actual income tax expense amounts for the years ended January 31, 2012 and 2011 differed from the “expected” tax amounts computed by applying the U.S. Federal corporate income tax rate of 34% to income from continuing operations before income taxes as presented below:

	2012	2011
Computed “expected” income tax	$4,068,000	$5,795,000
Increase (decrease) resulting from:
State income taxes, net	460,000	944,000
Permanent differences	(138,000)	(40,000)
True-up and other adjustments	166,000	338,000

Income tax expense	$4,556,000	$7,037,000

For the year ended January 31, 2012, the favorable tax effect of permanent differences related primarily to the tax benefit of the domestic manufacturing deduction for the period.

With respect to permanent differences for the year ended January 31, 2011, the favorable income tax effect of the domestic manufacturing deduction for the year was substantially offset by compensation expense amounts not deductible for income tax reporting purposes. The Company also recorded unfavorable return-to-provision true-up adjustments during the year ended January 31, 2011 that related to income tax returns for various prior year periods.

As of January 31, 2012, other current assets included prepaid income taxes of approximately $1.6 million. As of January 31, 2011, accrued expenses included income tax amounts payable of approximately $4.4 million.

The Company’s consolidated balance sheets as of January 31, 2012 and 2011 included net deferred tax assets in the amounts of $1.5 million and $1.1 million, respectively, resulting from future deductible temporary differences. The Company’s ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of January 31, 2012 and 2011 are presented below:

	2012	2011
Assets:
Purchased intangibles	$1,557,000	$1,698,000
Accrued incentive compensation	190,000	78,000
Stock options	1,497,000	1,359,000
Other	733,000	124,000

	3,977,000	3,259,000

Liabilities:
Property and equipment	(453,000)	(413,000)
Purchased intangibles	(1,942,000)	(1,661,000)
Other	(53,000)	(95,000)

	(2,448,000)	(2,169,000)

Net deferred tax assets	$1,529,000	$1,090,000

The Company is subject to income taxes in the United States and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2008. Tax penalties recorded during the years ended January 31, 2012 and 2011, and included in selling, general and administrative expenses for the years, were not material. Tax interest, if material, would be included in income tax expense.

NOTE 17 – NET INCOME (LOSS) PER SHARE

Basic income (loss) per share amounts for the years ended January 31, 2012 and 2011 were computed by dividing income (loss) by the weighted average number of shares of common stock that were outstanding during the applicable year.

Diluted income per share amounts for the years ended January 31, 2012 and 2011 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable year plus 180,000 shares and 116,000 shares representing the total dilutive effects of outstanding stock options and warrants during the years, respectively. The diluted weighted average number of shares outstanding for the years ended January 31, 2012 and 2011 excluded the effects of options to purchase approximately 556,000 and 491,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock for the applicable year.

Diluted loss per share for discontinued operations for the year ended January 31, 2011 was computed by dividing the loss amount by the weighted average number of outstanding common shares for the applicable year. The effects of outstanding options and warrants to purchase shares of common stock were not reflected as the loss made these common stock equivalents anti-dilutive for the year.

NOTE 18 – SEGMENT REPORTING

Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries – GPS and SMC, respectively.

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the years ended January 31, 2012 and 2011. The “Other” column includes the Company’s corporate and unallocated expenses.

Fiscal Year Ended January 31, 2012

	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$132,519,000	$9,331,000	$—	$141,850,000
Cost of revenues	111,193,000	7,555,000	—	118,748,000

Gross profit	21,326,000	1,776,000	—	23,102,000
Selling, general and administrative expenses	6,235,000	1,586,000	3,365,000	11,186,000

	15,091,000	190,000	(3,365,000)	11,916,000
Other income, net	33,000	—	15,000	48,000

Income (loss) from continuing operations before income taxes	$15,124,000	$190,000	$(3,350,000)	11,964,000

Income tax expense				(4,556,000)

Income from continuing operations				$7,408,000

Amortization of purchased intangible assets	$334,000	$—	$—	$334,000

Depreciation and other amortization	$207,000	$244,000	$4,000	$455,000

Fixed asset additions	$1,599,000	$136,000	$4,000	$1,739,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$164,049,000	$3,121,000	$38,082,000	$205,252,000

Fiscal Year Ended January 31, 2011

	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$174,938,000	$7,654,000	$—	$182,592,000
Cost of revenues	146,976,000	6,493,000	—	153,469,000

Gross profit	27,962,000	1,161,000	—	29,123,000
Selling, general and administrative expenses	6,434,000	1,537,000	4,158,000	12,129,000

	21,528,000	(376,000)	(4,158,000)	16,994,000
Investment income, net	23,000	—	27,000	50,000

Income (loss) from continuing operations before income taxes	$21,551,000	$(376,000)	$(4,131,000)	17,044,000

Income tax expense				(7,037,000)

Income from continuing operations				$10,007,000

Amortization of purchased intangible assets	$350,000	$—	$—	$350,000

Depreciation and other amortization	$287,000	$351,000	$4,000	$642,000

Fixed asset additions	$243,000	$256,000	$2,000	$501,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$92,578,000	$1,603,000	$29,382,000	$123,563,000

NOTE 19 – MAJOR CUSTOMERS

During the years ended January 31, 2012 and 2011, the majority of the Company’s net revenues from continuing operations related to engineering, procurement and construction services that were provided by GPS to the power industry.

Net revenues from power industry services accounted for approximately 93% and 96% of consolidated net revenues from continuing operations for the years ended January 31, 2012 and 2011, respectively. The Company’s most significant customer relationships included three power industry service customers which accounted for approximately 43%, 30% and 12%, respectively, of consolidated net revenues from continuing operations for the year ended January 31, 2012. The Company’s most significant customer relationships included three power industry service customers which accounted for approximately 56%, 22% and 17%, respectively, of consolidated net revenues from continuing operations for the year ended January 31, 2011.

SMC, which provides infrastructure services to federal government agencies, local governments, telecommunications firms, and other commercial customers, accounted for approximately 7% and 4% of consolidated net revenues from continuing operations for the years ended January 31, 2012 and 2011.

NOTE 20 – SUPPLEMENTAL FINANCIAL INFORMATION

The amounts of cash paid for income taxes during the years ended January 31, 2012 and 2011 were $5,097,000 and $1,775,000, respectively.

Certain sales-type taxes that are assessed by government authorities and collected from customers are included in cost of revenues. Accordingly, these amounts are considered contract costs in the performance of percentage-of-completion calculations and the determination of net revenues. The amount of such costs was $484,000 for the fiscal year ended January 31, 2011. The comparable amount for the year ended January 31, 2012 was not significant.

As of January 31, 2012 and 2011, accrued liabilities included accrued incentive compensation in the amounts of $2.1 million and $2.8 million, respectively.