Form 10-Q
period 2012-04-30
ARGAN INC
filed 2012-06-12
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2012

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

Common stock, $0.15 par value, 13,676,865 shares as of June 8, 2012.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

APRIL 30, 2012

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2012	January 31, 2012
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$175,309,000	$156,524,000
Accounts receivable, net of allowance for doubtful accounts	18,516,000	16,053,000
Costs and estimated earnings in excess of billings	2,466,000	2,781,000
Deferred income tax assets	784,000	691,000
Prepaid expenses and other current assets	2,107,000	4,528,000

TOTAL CURRENT ASSETS	199,182,000	180,577,000
Property and equipment, net ($2,413,000 and $1,469,000 related to variable interest entities as of April 30, 2012 and January 31, 2012, respectively)	3,775,000	2,761,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	2,513,000	2,574,000
Deferred income tax and other assets	743,000	864,000

TOTAL ASSETS	$224,689,000	$205,252,000

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,198,000	$29,524,000
Accrued expenses	4,925,000	6,751,000
Billings in excess of costs and estimated earnings	85,997,000	68,004,000

TOTAL CURRENT LIABILITIES	119,120,000	104,279,000
Other liabilities	9,000	10,000

TOTAL LIABILITIES	119,129,000	104,289,000

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 13,680,098 and 13,661,098 shares issued at April 30 and January 31, 2012, respectively; 13,676,865 and 13,657,865 shares outstanding at April 30 and January 31, 2012, respectively	2,052,000	2,049,000
Warrants outstanding	576,000	590,000
Additional paid-in capital	90,060,000	89,714,000
Retained earnings	13,382,000	8,944,000
Treasury stock, at cost – 3,233 shares at April 30 and January 31, 2012	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	106,037,000	101,264,000
Noncontrolling interest (variable interest entities)	(477,000)	(301,000)

TOTAL EQUITY	105,560,000	100,963,000

TOTAL LIABILITIES AND EQUITY	$224,689,000	$205,252,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,
	2012	2011
Net revenues
Power industry services	$57,728,000	$14,019,000
Telecommunications infrastructure services	5,962,000	1,974,000

Net revenues	63,690,000	15,993,000

Cost of revenues
Power industry services	48,984,000	10,481,000
Telecommunications infrastructure services	4,605,000	1,614,000

Cost of revenues	53,589,000	12,095,000

Gross profit	10,101,000	3,898,000
Selling, general and administrative expenses	3,028,000	2,759,000

	7,073,000	1,139,000
Other (expense) income, net	(9,000)	22,000

Income from continuing operations before income taxes	7,064,000	1,161,000
Income tax expense	2,517,000	416,000

Income from continuing operations	4,547,000	745,000

Discontinued operations
Loss on discontinued operations (including gain on disposal of $152,000 in 2011)	(405,000)	(65,000)
Income tax benefit (expense)	120,000	(74,000)

Loss on discontinued operations	(285,000)	(139,000)

Net income	4,262,000	606,000
Less – Loss attributable to noncontrolling interest	176,000	—

Net income attributable to the stockholders of Argan, Inc.	$4,438,000	$606,000

Earnings per share attributable to the stockholders of Argan, Inc.:
Continuing operations (Note 12)
Basic	$0.35	$0.05

Diluted	$0.34	$0.05

Discontinued operations
Basic	$(0.02)	$(0.01)

Diluted	$(0.02)	$(0.01)

Net income
Basic	$0.32	$0.04

Diluted	$0.32	$0.04

Weighted average number of shares outstanding:
Basic	13,663,000	13,601,000

Diluted	13,950,000	13,679,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,262,000	$606,000
Removal of loss on discontinued operations	285,000	139,000

Income from continuing operations	4,547,000	745,000
Adjustments to reconcile income from continuing operations to net cash provided by (used in) continuing operating activities:
Deferred income tax expense	21,000	14,000
Stock option compensation expense	236,000	211,000
Amortization of purchased intangibles	61,000	87,000
Depreciation and other amortization	117,000	117,000
Changes in operating assets and liabilities:
Restricted cash	—	1,243,000
Accounts receivable	(2,463,000)	7,387,000
Costs and estimated earnings in excess of billings	315,000	1,022,000
Prepaid expenses and other assets	2,428,000	(850,000)
Accounts payable and accrued expenses	(3,388,000)	(8,155,000)
Billings in excess of costs and estimated earnings	18,026,000	(7,350,000)

Net cash provided by (used in) continuing operating activities	19,900,000	(5,529,000)
Net cash used in discontinued operating activities	(78,000)	(235,000)

Net cash provided by (used in) operating activities	19,822,000	(5,764,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,164,000)	(9,000)
Net cash provided by the sale of the assets of VLI	—	1,369,000

Net cash (used in) provided by investing activities	(1,164,000)	1,360,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options and warrants	127,000	18,000

Net cash provided by financing activities	127,000	18,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,785,000	(4,386,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	156,524,000	83,292,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$175,309,000	$78,906,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2012

(Unaudited)

NOTE 1—DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

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

Basis of Presentation

The consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries and two variable interest entities for which GPS is deemed to be the primary beneficiary (see Note 2 below). The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 14, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

The condensed consolidated balance sheet as of April 30, 2012, the condensed consolidated statements of operations for the three months ended April 30, 2012 and 2011, and the condensed consolidated statements of cash flows for the three months ended April 30, 2012 and 2011 are unaudited. The condensed consolidated balance sheet as of January 31, 2012 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2012 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto (including the summary of significant accounting policies), and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2012 on April 13, 2012.

Fair Values

The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s cash and cash equivalents, accounts receivable and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value amounts of business segments (as needed for purposes of determining indications of impairment to the carrying value of goodwill) are determined using an average of valuations based on market multiples and discounted cash flows, and consideration of our market capitalization.

NOTE 2—VARIABLE INTEREST ENTITIES

Moxie Energy, LLC (“Moxie”), a Delaware limited liability company, has two natural gas-fired power plant projects under development located in the Marcellus Shale natural gas region of Pennsylvania. The strategy of Moxie is to develop these power plants (the “Moxie Projects,” both of which are limited liability companies wholly owned by Moxie) near the natural gas source and to provide transmitted electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipeline from well to power production plant. The Moxie Projects have been engaged in the lengthy process of obtaining interconnect privileges and operating permits and pursuing project development capital.

In November 2011, Gemma Power, Inc. (“GPI,” an affiliate of GPS that is wholly owned by Argan) agreed to the amendment of a development agreement with Moxie that was executed earlier last year. This arrangement has provided GPI with an opportunity to support the initial development of these two projects with loans and the option to provide additional development loans and/or equity investments to cover the anticipated costs of the development efforts.

As of April 30, 2012, GPI had provided approximately $2.3 million to the Moxie Projects under short-term initial development loans. Moxie has supported the arrangement by providing GPI with a first priority lien and security interest in all of the assets of the Moxie Projects, limited recourse guarantees of all of the obligations of the projects to GPI, and first priority liens on its membership interests in the two projects. At the time that either of the project entities secures construction and working capital financing, GPI shall be paid certain preferred development fees. The admission of any additional investor that would change the control of Moxie or either of the Moxie Projects would be subject to the prior approval of GPI. In return for GPI’s providing the initial development loans described above, Moxie will provide GPI with the right to provide construction services for the two projects under EPC Contracts.

Primarily due to the Moxie Projects not having sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities are considered to be variable interest entities under current accounting guidance (“VIEs”). A company is deemed to be the primary beneficiary of a VIE and must consolidate the entity if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Despite not having an ownership interest in the Moxie Projects, the Company has concluded that GPI is currently the primary beneficiary of these VIEs due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects are not successful, the opportunity for GPI to receive development success fees and the possibility of GPI obtaining two large EPC contracts for the construction of the power plants. Net losses associated with the Moxie Project entities were $176,000 for the quarter ended April 30, 2012, and have been included in the condensed consolidated statement of operations for current quarter. The condensed consolidated balance sheets as of April 30, 2012 and January 31, 2012 included the following amounts related to the VIEs.

	April 30,	January 31,
	2012	2012
Cash and cash equivalents	$22,000	$75,000
Construction project costs	2,413,000	1,469,000

Total assets	$2,435,000	$1,544,000

Accounts payable	$20,000	$27,000
Due to Moxie	443,000	224,000

Total liabilities	$463,000	$251,000

Subsequent to April 30, 2012, the development agreement was amended and restated. See Note 16 for a description of the changes.

NOTE 3—DISPOSITION OF DISCONTINUED OPERATIONS

VLI, a wholly owned subsidiary representing the Company’s nutritional products business segment, completed the sale of substantially all of its assets (the “Asset Sale”) to NBTY Florida, Inc. (“NBTY”) in March 2011. The Asset Sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by NBTY of certain trade payables and accrued expenses of VLI. NBTY also assumed the remaining minimum lease obligations related to VLI’s office, warehouse and manufacturing facilities. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI was paid from the escrow amount the cost of all pre-closing inventory sold, used or consumed by December 11, 2011 and it was paid the amounts of all pre-closing accounts receivable of VLI that were collected by September 30, 2011. In December 2011, the funds remaining in the escrow account after the payments to VLI were returned to NBTY. During the three months ended April 30, 2011, VLI received cash proceeds from the escrow account in the aggregate amount of $603,000. Amounts received from the escrow account were recorded as proceeds of the Asset Sale upon receipt.

The financial results of this business have been presented as discontinued operations in the accompanying condensed consolidated financial statements, including legal costs associated with this business. The amount of net revenues of the discontinued operations for the three months ended April 30, 2011 was approximately $1.5 million.

NOTE 4—CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company holds cash on deposit at Bank of America (the “Bank”) in excess of federally insured limits. Management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk.

Pursuant to the requirements of an amended and restated engineering, procurement and construction contract executed in May 2010, GPS established a separate bank account which was used to pay the costs defined as “reimbursable costs” that were incurred on the related construction project and to receive cost reimbursement payments from the project owner. During the quarter ended April 30, 2011, GPS completed the project and the remaining funds in this account, amounting to approximately $1.2 million, were released from restriction.

NOTE 5—ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at April 30 and January 31, 2012 were approximately $15.6 million and $9.8 million, respectively. Such retainages represent amounts withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the customer. The lengths of retention periods may vary, but for material amounts they typically range between nine months and two years.

The allowance for doubtful accounts at both April 30 and January 31, 2012 was approximately $5.5 million. In fiscal year 2010, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the remaining account receivable amount was fully reserved. The amounts of the provision for accounts receivable losses for the three months ended April 30, 2012 and 2011 were not material.

NOTE 6—COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

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

The tables below set forth the aggregate amounts of costs incurred and earnings accrued on uncompleted contracts compared with the billings for those contracts through April 30, 2012 and January 31, 2012, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the condensed consolidated balance sheets at those dates.

	April 30,	January 31,
	2012	2012
Costs incurred on uncompleted contracts	$160,329,000	$106,379,000
Estimated accrued earnings	21,160,000	12,121,000

	181,489,000	118,500,000
Less—Billings to date	(265,020,000)	(183,723,000)

	$(83,531,000)	$(65,223,000)

Costs and estimated earnings in excess of billings	$2,466,000	$2,781,000
Billings in excess of costs and estimated earnings	(85,997,000)	(68,004,000)

	$(83,531,000)	$(65,223,000)

NOTE 7—PROPERTY AND EQUIPMENT

Property and equipment at April 30, 2012 and January 31, 2012 consisted of the following:

	April 30, 2012	January 31, 2012
Leasehold improvements	$208,000	$208,000
Machinery and equipment	2,997,000	2,700,000
Trucks and other vehicles	1,677,000	1,817,000
Construction project costs of variable interest entities	2,413,000	1,469,000

	7,295,000	6,194,000
Less – accumulated depreciation	(3,520,000)	(3,433,000)

Property and equipment, net	$3,775,000	$2,761,000

Depreciation expense related to continuing operations for property and equipment was approximately $117,000 for both the three months ended April 30, 2012 and 2011. The costs of maintenance and repairs for continuing operations totaled $92,000 and $53,000 for the three months ended April 30, 2012 and 2011, respectively.

The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. It incurred total rent expense for continuing operations in the amounts of $3,405,000 and $537,000 for the three months ended April 30, 2012 and 2011, respectively, including $3,293,000 and $411,000 included in cost of revenues for the respective periods.

NOTE 8—INTANGIBLE ASSETS

The Company’s intangible assets consisted of the following amounts at April 30, 2012 and January 31, 2012:

	Estimated Useful Life	April 30, 2012			January 31, 2012 Net Amount
		Gross Carrying Amount	Accumulated Amortization	Net Amount
Trade name—GPS	15 years	$3,643,000	$1,311,000	$2,332,000	$2,393,000
Trade name—SMC	Indefinite	181,000	—	181,000	181,000

Intangible assets, net		$3,824,000	$1,311,000	$2,513,000	$2,574,000

Goodwill—GPS	Indefinite	$18,476,000	$—	$18,476,000	$18,476,000

Amortization expense was $61,000 and $87,000 for the three months ended April 30, 2012 and 2011, respectively.

NOTE 9—FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank. The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2013, with interest at LIBOR plus 2.25%. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. There were no borrowings outstanding under the Bank financing arrangements as of April 30, 2012 or January 31, 2012.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is required for acquisitions and divestitures. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends (using a rolling 12-month period) including covenants that (1) the ratio of total funded debt to EBITDA not exceed 2 to 1, (2) the fixed charge coverage ratio be not less than 1.25 to 1, and (3) the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements. The amended financing arrangements also contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. If the Company’s performance results in noncompliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, management would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of any outstanding senior debt. At April 30, 2012 and January 31, 2012, the Company was in compliance with the financial covenants of its amended financing arrangements.

NOTE 10—STOCK-BASED COMPENSATION

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of the Company’s common stock reserved for issuance thereunder. The Stock Plan, which will expire in July 2021, serves to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, the Company’s Board of Directors may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Option Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, a ten-year term, and typically shall become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Company’s board of directors, typically one year from the date of award. At April 30, 2012, there were 1,177,000 shares of the Company’s common stock reserved for issuance under the two plans, including approximately 211,000 shares of the Company’s common stock available for awards under the Stock Plan.

A summary of activity under the Option and Stock Plans for the three months ended April 30, 2012 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Weighted Average Fair Value
Outstanding, January 31, 2012	817,000	$12.10	4.94	$5.68
Granted	163,000	$16.47
Forfeited	(5,000)	$17.33
Exercised	(15,000)	$6.40

Outstanding, April 30, 2012	960,000	$12.91	5.27	$5.64

Exercisable, April 30, 2012	662,000	$11.31	4.82	$5.72

Exercisable, January 31, 2012	605,000	$11.47	4.89	$5.89

A summary of the change in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2012 is presented below:

	Shares	Weighted Average Fair Value
Nonvested, January 31, 2012	212,000	$5.09
Granted	163,000	$5.35
Forfeited	(5,000)	$6.32
Vested	(72,000)	$4.04

Nonvested, April 30, 2012	298,000	$5.47

Compensation expense amounts related to stock options were $236,000 and $211,000 for the three months ended April 30, 2012 and 2011, respectively. At April 30, 2012, there was $1,345,000 in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next twelve months. The total intrinsic value of the stock options exercised during the three months ended April 30, 2012 was approximately $143,000. At April 30, 2012, the aggregate market value of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise price of such options by approximately $1,606,000 and $2,163,000, respectively.

The fair value of each stock option granted in the three-month period ended April 30, 2012 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Three Months Ended April 30, 2012
Dividend yield	—
Expected volatility	36.20%
Risk-free interest rate	2.01%
Expected life in years	4.37

In June 2011, the Company awarded 5,000 shares of restricted stock to an employee. The aggregate market value of the shares is being amortized over the two-year vesting period to compensation expense, which was approximately $6,000 for the three months ended April 30, 2012.

The Company also has outstanding warrants to purchase 156,000 shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003. The warrants were issued to three individuals who became the executive officers of the Company upon completion of the offering and to an investment advisory firm. All warrants are currently exercisable and will expire in December 2012. Warrants to purchase 4,000 shares of the Company’s common stock were exercised in the three months ended April 30, 2012.

NOTE 11—INCOME TAXES

The Company’s income tax expense amounts related to continuing operations for the three months ended April 30, 2012 and 2011 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 34% to the income from continuing operations before income taxes as shown in the table below.

	Three Months Ended April 30,
	2012	2011
Computed expected income tax expense	$2,402,000	$395,000
State income taxes, net of federal tax benefit	276,000	31,000
Permanent differences, net	(162,000)	10,000
Other, net	1,000	(20,000)

	$2,517,000	$416,000

For the three months ended April 30, 2012, the favorable tax effects of permanent differences relate primarily to the tax benefit of the domestic manufacturing deduction for the period.

As of April 30, 2012, the amount presented in the condensed consolidated balance sheet for accrued expenses included accrued income taxes of approximately $802,000. As of January 31, 2012, the amount presented in the condensed consolidated balance sheet for prepaid expenses and other current assets included prepaid income taxes of approximately $1,602,000.

The Company’s condensed consolidated balance sheets as of both April 30, 2012 and January 31, 2012 included net deferred tax assets in the amount of approximately $1.5 million resulting from future deductible temporary differences. The Company’s ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

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

NOTE 12—INCOME (LOSS) PER SHARE

Basic income (loss) per share amounts for the three months ended April 30, 2012 and 2011 were computed by dividing income (loss) by the weighted average number of shares of common stock that were outstanding during the applicable period.

Diluted income per share amounts for the three months ended April 30, 2012 and 2011 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 282,000 shares and 78,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended April 30, 2012 and 2011 excluded the effects of options to purchase approximately 388,000 and 615,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable period. Diluted loss per share amounts for the three months ended April 30, 2012 and 2011 were computed by dividing the loss amounts by the weighted average number of outstanding common shares for the applicable period. The effects of outstanding options and warrants to purchase shares of common stock were not reflected in the computations as the losses made these common stock equivalents anti-dilutive for the periods.

The income per share amounts for continuing operations attributable to the stockholders of Argan for the three months ended April 30, 2012 are based on income from continuing operations excluding the net loss attributable to the noncontrolling interest, or $4,723,000.

NOTE 13—LEGAL CONTINGENCIES

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of the Company’s management, based on information available at this time, that none of the current claims and proceedings could have a material effect on the Company’s condensed consolidated financial statements other than the matters discussed below. The material amounts of any legal fees expected to be incurred in connection with these matters are accrued when such amounts are estimable.

Altra Matters

GPS was the contractor for engineering, procurement and construction services related to an anhydrous ethanol plant in Carleton, Nebraska (the “Project”). The Project owner was ALTRA Nebraska, LLC (“Altra”). In November 2007, GPS and Altra agreed to a suspension of the Project while Altra sought to obtain financing to complete the Project. By March 2008, financing had not been arranged which terminated the construction contract prior to completion of the Project. In March 2008, GPS filed a mechanic’s lien against the Project in the approximate amount of $23.8 million, which amount included sums owed to subcontractors/suppliers of GPS and their subcontractors/suppliers. Several other claimants also filed mechanic’s liens against the Project. In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the bankruptcy court and have not been distributed to Altra’s creditors.

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

In December 2011, DCR filed a separate lawsuit against GPS relating to the Project in the District Court of Thayer County, Nebraska, and alleging claims against GPS for failure to furnish the surety bond upon request and unjust enrichment. DCR claims, that to the extent that the bonding company is successful in asserting a notice defense to DCR’s claim, GPS is liable for DCR’s damages for failing to furnish the bond when requested. DCR’s unjust enrichment claim alleges that GPS received payments from Altra that exceeded the scope of GPS’s work on the Project and should have been paid to lower tier subcontractors such as DCR; its complaint seeks damages in the amount of $6.1 million plus interest, costs and attorney fees.

The Company intends to vigorously pursue its assigned lien claim against the Altra project as well as to defend these matters for itself and the surety company, to investigate the inclusion of the $2.3 million applied to other projects in the Judgment Award, to demand that Delta-T satisfy its obligations under the Close Out, and/or to enforce the guarantee provided to GPS by Delta-T’s parent company. Due to the early stages of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. It is reasonably possible that resolution of the matters discussed above could result in a loss with a material negative effect on the Company’s consolidated operating results in a future reporting period. However, at this time, management cannot make an estimate of the amount or range of loss, if any, related to these matters. No provision for loss has been recorded in the consolidated financial statements as of April 30, 2012 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of loss can be reasonably estimated by GPS, the impacts of the change will be reflected in the consolidated financial statements at that time.

Tampa Bay Nutraceutical Company

On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“Tampa Bay”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by Tampa Bay to VLI in June 2007 and sound in (1) breach of contract; (2) promissory estoppel; (3) fraudulent misrepresentation; (4) negligent misrepresentation; (5) breach of express warranty; (6) breach of implied warranty of merchantability; (7) breach of implied warranty of fitness for a particular purpose; and (8) non-conforming goods. Tampa Bay alleges compensatory damages in excess of $42 million. The Company is vigorously defending this litigation. Depositions are ongoing. Over the last twelve months, the parties have been engaged primarily in legal activity concerning Tampa Bay’s failure to provide proper discovery responses to the Company. VLI has prevailed on the legal issues and sanctions were issued by the court against Tampa Bay without any noticeable impact on its discovery responses.

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

NOTE 14—SEGMENT REPORTING

The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries – GPS and SMC, respectively.

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended April 30, 2012. The “Other” column includes the Company’s corporate and unallocated expenses.

Three Months Ended April 30, 2012	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$57,728,000	$5,962,000	$—	$63,690,000
Cost of revenues	48,984,000	4,605,000	—	53,589,000

Gross profit	8,744,000	1,357,000	—	10,101,000
Selling, general and administrative expenses	1,558,000	440,000	1,030,000	3,028,000

Income (loss) from operations	7,186,000	917,000	(1,030,000)	7,073,000
Other expense, net	(9,000)	—	—	(9,000)

Income (loss) before income taxes	$7,177,000	$917,000	$(1,030,000)	7,064,000

Income tax expense				2,517,000

Income from continuing operations				$4,547,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation and other amortization	$58,000	$58,000	$1,000	$117,000

Fixed asset additions	$1,026,000	$138,000	$—	$1,164,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$177,183,000	$4,819,000	$42,687,000	$224,689,000

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended April 30, 2011. As above, the “Other” column includes the Company’s corporate and unallocated expenses.

Three Months Ended April 30, 2011	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$14,019,000	$1,974,000	$—	$15,993,000
Cost of revenues	10,481,000	1,614,000	—	12,095,000

Gross profit	3,538,000	360,000	—	3,898,000
Selling, general and administrative expenses	1,413,000	397,000	949,000	2,759,000

Income (loss) from operations	2,125,000	(37,000)	(949,000)	1,139,000
Other income	15,000	—	7,000	22,000

Income (loss) before income taxes	$2,140,000	$(37,000)	$(942,000)	1,161,000

Income tax expense				416,000

Income from continuing operations				$745,000

Amortization of purchased intangibles	$87,000	$—	$—	$87,000

Depreciation and other amortization	$49,000	$67,000	$1,000	$117,000

Fixed asset additions	$—	$5,000	$4,000	$9,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$80,839,000	$2,255,000	$27,408,000	$110,502,000

NOTE 15—MAJOR CUSTOMERS

During the three months ended April 30, 2012 and 2011, the majority of the Company’s net revenues from continuing operations related to engineering, procurement and construction services that were provided by GPS to the power industry. Net revenues from power industry services accounted for approximately 91% and 88% of consolidated net revenues from continuing operations for the three months ended April 30, 2012 and 2011, respectively.

The Company’s significant customer relationships during the three months ended April 30, 2012 included three power industry service customers which accounted for approximately 47%, 19% and 14%, respectively, of consolidated net revenues from continuing operations for the period. The Company’s significant customer relationships for the three months ended April 30, 2011 included two power industry service customers which accounted for approximately 64% and 14% of consolidated net revenues from continuing operations, respectively.

NOTE 16—SUBSEQUENT EVENTS

Building Purchase Agreement

In May 2012, GPS entered into a contract for the purchase of an office building large enough to combine the staff of GPS into one facility, and to eliminate the need for leased office space in Connecticut. The agreement provides GPS with a 30-day period for the study and inspection of the property before the commitment to purchase becomes firm. Including the purchase price of the property and the amounts of anticipated expenditures for build-out and furnishings, the total cost of the new facility is expected to approximate $2.5 million.

Amended and Restated Development Agreement

In May 2012, GPI and Moxie agreed to an amended and restated development agreement, representing a more sizable commitment by GPI to fund the development of the Moxie Projects that are further described in Note 2 with additional interest-bearing loans. The arrangement contemplates that GPI will extend loans to the Moxie Projects that may total up to $9 million. With appropriate Company approval, GPI could increase the loan total to $10 million. Among other modifications to the arrangement, the maturity date for all current and future loans has been reset to no later than September 30, 2014. Earlier repayment of the loans for each Moxie Project shall occur in accordance with the agreement upon the closing of corresponding construction financing. Also, such financing, should it occur, shall cause the cash payment of certain development success fees from the Moxie Projects to both GPI and Moxie, provided that the terms of the corresponding construction financing do not require that the fees be paid in the form of subordinated notes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2012, and the results of their operations for the three months ended April 30, 2012 and 2011, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 that was filed with the Securities and Exchange Commission on April 13, 2012 (the “2012 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future net revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our 2012 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. We have also determined that GPS is the primary beneficiary of two variable interest entities that were formed during the year ended January 31, 2012 for the purpose of developing a pair of gas-fired power plants. The combination of GPS and the variable interest entities represent our power industry services business segment. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to local governments, the federal government, telecommunications and broadband service providers as well as electric utilities. Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At April 30, 2012, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company.

Overview

For the three months ended April 30, 2012 (the first quarter of our fiscal year 2013), consolidated net revenues from continuing operations were $63.7 million which represented an increase of $47.7 million from net revenues from continuing operations of $16.0 million for the first quarter of last year. Net income attributable to our stockholders for the three months ended April 30, 2012 was $4,438,000, or $0.32 per diluted share. We reported net income attributable to our stockholders of $606,000, or $0.04 per diluted share, for the three months ended April 30, 2011. The significant improvement in our operating results for the first quarter was due to increased business activity in both of our business segments.

Mostly due to construction activity on five energy plant projects, the net revenues of our power industry services segment for the three months ended April 30, 2012 increased to $57.7 million, which represented approximately 91% of our net revenues from continuing operations for the current quarter. For the comparable period last year, net revenues were $14.0 million. As a result, income before income taxes for this business increased to $7.2 million for the three months ended April 30, 2012 from a comparable amount of $2.1 million for the three months ended April 30, 2011. As of April 30, 2012, the value of our construction contract backlog was $358 million compared with a backlog value of $415 million as of January 31, 2012. Over 92% of our current backlog relates to two projects; the design and construction of an 800 megawatt gas-fired electricity peaking facility in Southern California and a 49.9 megawatt biomass-fired power plant located in east Texas. The rest of the backlog amount primarily relates to a pair of wind-farm projects and a solar-powered energy facility.

The net revenues of our telecommunications infrastructure services segment also increased significantly to $6.0 million for the three months ended April 30, 2012 from a comparable amount of $2.0 million for the three months ended April 30, 2011 due substantially to underground cable installation being performed throughout several counties of Maryland under a statewide government network deployment project. This business reported income before income taxes of $917,000 for the quarter ended April 30, 2012. Last year, it reported an operating loss of $37,000 for the three months ended April 30, 2011.

Due to the increase in the net revenues from continuing operations, gross profit increased to $10.1 million for the three months ended April 30, 2012 compared with a gross profit of $3.9 million reported for the three months ended April 30, 2011. However, our overall gross profit percentage of 15.9% for the three months ended April 30, 2012 compared unfavorably with the gross profit percentage of 24.4% reflected in the operating results for the three months ended April 30, 2011. Last year’s first quarter gross margin benefited from the recognition of final incentive fees earned related to a completed contract. Selling, general and administrative expenses increased by $269,000, or 9.7%, to $3,028,000 for the three months ended April 30, 2012 compared with $2,759,000 for the prior year due primarily to the current year consolidation of the costs associated with the variable interest entities. Income from continuing operations for the three months ended April 30, 2012 was $4,547,000 compared with income from continuing operations of $745,000 for last year’s first quarter.

The increase of $18.8 million in the amount of cash and cash equivalents during the three months ended April 30, 2012 was due primarily to the income of continuing operations and our achievement of certain billing milestones during the current quarter.

Outlook

Current economic conditions in the United States reflect ongoing weakness in employment, housing and many other industry sectors. Stubbornly high unemployment, the depressed state of the housing industry, reduced state and local government budgets and sluggish manufacturing activity have all contributed significantly to a reduction in construction spending in the United States. Affecting us more specifically, these factors have resulted in minimal new demands for electricity which in turn has resulted in power plant operators experiencing less urgency to build new electricity-generating power plants. In addition, the significant instability in the financial markets may be continuing to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all.

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

However, we continue to believe that the long-term prospects for energy plant construction are extremely favorable. We expect that the negative environmental impact of burning coal, political focus on energy independence and renewed concerns about the safety of nuclear power plants eventually will spur the development of renewable and cleaner gas-fired power generation facilities which should result in new power facility construction opportunities for us in the future. The demand for electrical power in this country is expected to recover and grow steadily over the long term. This demand, and the expected retirement of old coal, nuclear and oil powered energy plants, should result in gas-fired and renewable energy plants, like wind and biomass, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. New regulations regarding air pollution are being developed by states and the U.S. Environmental Protection Agency. Although these measures are subject to a number of legal challenges, we believe they represent additional obstacles for coal-fired power plants.

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

We continue to observe sustained interest in gas-fired generation as electric utilities and independent power producers look to diversify their power generation options. We believe that the initiatives in many states to reduce emissions of carbon dioxide and other “greenhouse gases,” and the desire by utilities to fill demand for additional power prior to the completion of more sizeable, expensive or controversial projects, will stimulate and sustain demand for more efficient gas-fired power plants. Natural gas is the cleanest burning fossil fuel, emitting fewer pollutants into the atmosphere. In addition, gas-fired generation of electricity can complement wind, solar and other alternative generation facilities because gas-fired facilities can be brought on-line quickly to smooth the inherently variable generation pattern of these alternative energy sources. We would also expect power producers to increase future capital spending on gas-fired power plants to take advantage of historically low natural gas prices and the prospect that these prices may remain stable for some time because of the rapidly expanding and vast supply of natural gas coming from shale-gas field development projects in the United States. While it is unclear what the future impact of economic conditions might have on the timing or financing of future projects, we expect that gas-fired power plants will continue to be an important component of long-term power generation development in the United States and believe our capabilities and expertise will position us as a market leader for these projects.

During this difficult time for our industry, we are focused on the effective and efficient completion of our current construction projects and the control of costs, which we expect to result in higher net revenues and favorable profit results for our fiscal year ending January 31, 2013 compared with the results for the year ended January 31, 2012. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects. This approach may result in a lower volume of new business bookings until the demand for new power generation facilities and the other construction industry sectors recover fully. We will strive to conserve cash and to maintain an overall strong balance sheet. However, we are seeing new business opportunities that include an opportunity to make an investment in the ownership of a new project, at least during the development phase of the project, in order to improve the probability of an EPC contract award (see additional discussion below). Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks.

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

Moxie Energy Projects

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a project owner such as a government agency or a commercial enterprise. These teaming arrangements are generally dissolved upon completion of the project or program. In May 2012, Gemma Power, Inc. (“GPI,” an affiliate of GPS that is wholly owned by us) agreed to the amendment of a development agreement with Moxie Energy, LLC (“Moxie”) which was executed early in the year ended January 31, 2012, and which has provided GPI with an opportunity to support the initial development of two power plant projects with loans and the option to provide additional development loans and/or equity investments to cover anticipated future costs.

Moxie has two natural gas-fired power plant projects under development located in the Marcellus Shale natural gas region of Pennsylvania. The strategy of Moxie is to develop these power plants (the “Moxie Projects”) near the natural gas source and to provide transmitted electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipeline from well to power production plant.

As of April 30, 2012, GPI had provided approximately $2.3 million in cash to the Moxie Projects under initial development loans. Moxie has supported the arrangement by providing GPI with a series of liens, security interests, guarantees and development fee preferences (see Notes 2 and 16 to the accompanying condensed consolidated financial statements) which, together with the loans, provide us with substantial financial control over the Moxie Projects. In return for GPI’s providing the initial development loans pursuant to the agreed-upon terms, Moxie will provide GPI with the right to provide construction services for the two projects under EPC contracts.

We have evaluated the Moxie Projects to be variable interest entities under current accounting guidance (“VIEs”). Despite not having an ownership interest in the Moxie Projects, we have concluded that GPI is currently the primary beneficiary of these VIEs due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects are not successful, the opportunity for GPI to receive development success fees and the possibility of GPI obtaining two large EPC contracts for the construction of the power plants. Accordingly, the assets, liabilities and financial results of the Moxie Projects were included for the first time in our consolidated financial statements for the year ended January 31, 2012.

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

The financial results for VLI include legal costs which continue to be incurred in the defense of claims made against VLI before the disposition (see Note 3 to the accompanying condensed consolidated financial statements). The results for the three months ended April 30, 2012 and 2011 have been presented as discontinued operations in the accompanying condensed consolidated financial statements. The losses reported for the discontinued operations for the three months ended April 30, 2012 and 2011 were $285,000 and $139,000, respectively.

Comparison of the Results of Operations for the Three Months Ended April 30, 2012 and 2011

The following schedule compares the results of our operations for the three months ended April 30, 2012 and 2011. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding quarter.

	2012		2011
Net revenues
Power industry services	$57,728,000	90.6%	$14,019,000	87.7%
Telecommunications infrastructure services	5,962,000	9.4%	1,974,000	12.3%

Net revenues	63,690,000	100.0%	15,993,000	100.0%

Cost of revenues **
Power industry services	48,984,000	84.9%	10,481,000	74.8%
Telecommunications infrastructure services	4,605,000	77.2%	1,614,000	81.8%

Cost of revenues	53,589,000	84.1%	12,095,000	75.6%

Gross profit	10,101,000	15.9%	3,898,000	24.4%
Selling, general and administrative expenses	3,028,000	4.8%	2,759,000	17.3%

	7,073,000	11.1%	1,139,000	7.1%
Other income (expense), net	(9,000)	*	22,000	*

Income from continuing operations before income taxes	7,064,000	11.1%	1,161,000	7.3%
Income tax expense	2,517,000	4.0%	416,000	2.6%

Income from continuing operations	$4,547,000	7.1%	745,000	4.7%

Loss on discontinued operations	$(285,000)	*	$(139,000)	*

Net income	$4,262,000	6.7%	$606,000	3.8%

*	Less than 1%.
**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.

Net Revenues

Power Industry Services

The net revenues of the power industry services business increased by $43.7 million to $57.7 million for the three months ended April 30, 2012 compared with net revenues of $14.0 million for the first quarter last year. The net revenues of this business represented approximately 91% of consolidated net revenues from continuing operations for the three months ended April 30, 2012, and approximately 88% of consolidated net revenues from continuing operations for the three months ended April 30, 2011.

The operating results of this business for the current quarter reflected performance on five active construction projects, including a gas-fired peaking power plant in Southern California, a biomass-fired power plant located in East Texas for which we received the full notice to proceed in May 2012, two wind farms and a solar-panel installation project. The net revenues for the current quarter associated with the gas-fired project represented over 50% of this segment’s net revenues. This project is scheduled for completion during the summer of calendar year 2013. Approximately 21% of this segment’s net revenues for the current quarter related to a wind-farm project, located in Illinois, that is nearly complete.

The financial results for this business last year reflected a transition period for us between major projects. In the period December 2010 to July 2011, we substantially completed three energy plant construction projects. Substantial work on new projects did not commence until the latter half of the year ended January 31, 2012. As a result, the net revenues of our power industry services business last year were adversely impacted, particularly during the first two quarters. Net revenues for the first quarter last year were particularly low. During that quarter, we completed the construction of a gas-fired power plant in Northern California; this major project represented our most significant construction activity for the previous two fiscal years.

Telecommunications Infrastructure Services

Historically, a major portion of this segment’s revenue-producing activity has been performed pursuant to task or work orders issued under master agreements with SMC’s major customers. For the three months ended April 30, 2012, approximately 36% of SMC’s net revenues were derived from outside plant services provided for the One Maryland Broadband Network project. This effort, sponsored by the State of Maryland for the deployment of a state-wide, high-speed, fiber optic network, will connect over 1,000 community anchor institutions in every county in the state while interconnecting and extending three independent information networks. Our largest customer in this project is Howard County, Maryland, a key partner with the state representing a collaborative inter-government consortium of local Maryland governments that is deploying one of the three independent networks. SMC’s exposure to the state of Maryland under this program led to the award to us by the state of a fiber optic network equipment procurement order. Our performance under this project resulted in net revenues for the three months ended April 30, 2012 that represented approximately 25% of SMC’s business for the current quarter.

Primarily due to this new business, the net revenues of the telecommunications services business of SMC increased by approximately $4.0 million to $6.0 million for the three months ended April 30, 2012 compared with net revenues in the amount of $2.0 million for the three months ended April 30, 2011.

Cost of Revenues

Due primarily to the increase in condensed consolidated net revenues from continuing operations for the three months ended April 30, 2012 compared with last year’s first quarter, the corresponding condensed consolidated cost of revenues also increased. These costs were $53.6 million and $12.1 million for the three months ended April 30, 2012 and 2011, respectively. However, the overall gross profit percentage of 15.9% for the current quarter was less than the gross profit percentage of 24.4% achieved in the first quarter last year. The prior year profit benefited from the recognition of final incentive fees earned by GPS in connection with the completion of the major construction project in Northern California.

Selling, General and Administrative Expenses

These costs increased by $269,000, or 9.7%, to approximately $3.0 million for the current quarter from approximately $2.8 million for the first quarter last year reflecting the inclusion of general and administrative costs incurred by the Moxie Project entities in our consolidated results for the current quarter, an increase in cash incentive pay earned during the current quarter, and an increase in the recorded amount of compensation expense related to outstanding stock options for the current quarter.

Income Tax Expense

For the three months ended April 30, 2012, we incurred income tax expense related to continuing operations of $2,517,000 reflecting an estimated annual effective income tax rate for continuing operations of 35.2% which differed from the expected federal income tax rate of 34% due primarily to the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences. For the three months ended April 30, 2011, we incurred income tax expense of $416,000 related to continuing operations reflecting an effective estimated annual income tax rate of 35.9%.

Liquidity and Capital Resources as of April 30, 2012

The amount of cash and cash equivalents increased during the current quarter to a balance of $175.3 million as of April 30, 2012 compared with a balance of $156.5 million as of January 31, 2012. Consolidated working capital increased during the current quarter to $80.1 million as of April 30, 2012 from approximately $76.3 million as of January 31, 2012. We have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”) that expires in May 2013.

Net cash in the amount of $19.9 million was provided by the operating activities of continuing operations during the three months ended April 30, 2012. Income from continuing operations for the three months ended April 30, 2012 was $4.5 million. We also received payments on projects during the current quarter due to the achievement of billing milestones, which resulted in an $18.0 million temporary increase in the amount of billings in excess of costs and estimated earnings. Amortization of the amounts of construction costs prepaid by GPS and the utilization of prepaid income taxes contributed to an overall decline in the balance of prepaid expenses and other assets during the three months ended April 30, 2012, representing a source of cash in the amount of $2.4 million. The aggregate amount of non-cash adjustments to income from continuing operations represented a net source of cash of approximately $435,000 for the current quarter.

Increases in the amounts retained by customers and amounts billed by SMC were the primary causes for the balance of accounts receivable to increase during the quarter ended April 30, 2012, representing a use of cash in the amount of $2.5 million. Cash was also used during the current quarter to reduce the aggregate balance of accounts payable and accrued liabilities by approximately $3.4 million, including payment of the remaining portion of the price for the purchase of Gemma Renewable Power, LLC in the amount of $1.6 million. Net cash of $78,000 was used by the operating activities of discontinued operations during the three months ended April 30, 2012, representing primarily the payment of legal bills by VLI. As a result of the foregoing, the net amount of cash provided by operations for the three months ended April 30, 2012 was $19.8 million.

Despite reporting net income of $606,000 for last year’s first quarter, we used $5.8 million cash in our operating activities, including $235,000 in the operating activities of discontinued operations. With the wind-down of the construction projects in Connecticut and Northern California, we experienced reductions in accounts receivable of $7.4 million, in costs and estimated earnings in excess of billings of $1.0 million, and in the amount of billings in excess of costs and estimated earnings in the amount of $7.4 million, and we paid-down accounts payable and accrued liabilities in the amount of $8.2 million. The completion of the construction project in Northern California resulted in the release of restrictions on the cash balance segregated for this project providing cash in the amount of $1.2 million for the quarter ended April 30, 2011. The amount of non-cash adjustments to income from continuing operations for the prior quarter represented a net source of cash of approximately $429,000.

During the three months ended April 30, 2012, we used net cash in investing activities in the amount of $1,164,000 due primarily to expenditures for property and equipment, including $944,000 used by the Moxie Project entities. The exercise of stock options and warrants provided net cash proceeds from financing activities in the aggregate amount of approximately $127,000 during the quarter ended April 30, 2012. During the quarter ended April 30, 2011, we received net cash from financing and investing activities in the amounts of $1,360,000 and $18,000, respectively, due primarily to the receipt of cash proceeds from the sale of the assets of VLI and the exercise of stock options.

We have pledged the majority of the Company’s assets to secure our financing arrangement with the Bank, as amended. Its consent is required for acquisitions and divestitures. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. The arrangement also requires the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At April 30, 2012 and January 31, 2012, we were in compliance with each of these financial covenants as we had no senior debt outstanding at either date.

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

At April 30, 2012, most of the balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations and without any exposure to European sovereign bonds. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

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

As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles in the United States (“US GAAP”), we do not believe that this measure should be considered in isolation from, or as a substitute for, the results of our operations presented in accordance with US GAAP that are included in our condensed consolidated financial statements. In addition, our EBITDA does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. The following table presents the determinations of EBITDA for continuing operations for the three months ended April 30, 2012 and 2011:

	2012	2011
Income from continuing operations, as reported	$4,547,000	$745,000
Interest expense	12,000	—
Income tax expense	2,517,000	416,000
Amortization of purchased intangible assets	61,000	87,000
Depreciation and other amortization	117,000	117,000

EBITDA	$7,254,000	$1,365,000

As we believe that our net cash flow from continuing operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in continuing operating activities that are presented in our condensed consolidated statements of cash flows for the three months ended April 30, 2012 and 2011:

	2012	2011
EBITDA	$7,254,000	$1,365,000
Current income tax expense	(2,496,000)	(402,000)
Interest expense	(12,000)	—
Non-cash stock option compensation expense	236,000	211,000
Decrease in restricted cash	—	1,243,000
(Increase) decrease in accounts receivable	(2,463,000)	7,387,000
Change related to the timing of scheduled billings	18,341,000	(6,328,000)
Decrease in accounts payable and accrued liabilities	(3,388,000)	(8,155,000)
Decrease (increase) in prepaid expenses and other assets	2,428,000	(850,000)

Net cash provided by (used in) continuing operations	$19,900,000	$(5,529,000)

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

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of April 30, 2012, the total amount of outstanding surety bonds issued under such arrangements was approximately $2,925,000. We earned approximately $78,000 in fees during the three months ended April 30, 2012 in connection with such arrangements; none in the three months ended April 30, 2011.

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

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting, the consolidation of variable interest entities and the reporting of legal matters to be most critical to the understanding of our financial position and results of operations.

Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of net revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. A description of the Company’s significant accounting policies, including those discussed below, is included in Note 2 to the Consolidated Financial Statements included in Item 8 of the Company’s 2012 Annual Report.

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

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for the price associated with that scope change. The costs associated with a scope change are expensed as incurred and included in the estimated amount of cost to complete the contract. We recognize net revenue on an unapproved change order when realization of price approval is probable. As of April 30, 2012, the total contract value amounts and the estimated total cost amounts that were used in the determination of net revenues earned on active contracts reflected anticipated net contract deductions of approximately $703,000. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes net revenues from a claim only when an agreement on the amount of the claim has been reached.

Goodwill and Other Indefinite-Lived Intangible Assets

In connection with the acquisitions of GPS and SMC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. Other than goodwill, most of our purchased intangible assets were determined to have finite useful lives. At April 30, 2012, the total carrying value of goodwill and the remaining purchased intangible asset with an indefinite life totaled approximately $18.7 million, which represented approximately 8% of consolidated total assets. This amount included $18.5 million in goodwill related to the acquisition of GPS.

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

In September 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which is intended to simplify the two-step goodwill impairment test required by past guidance. The amendment, which was effective for us on February 1, 2012, allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer is required to calculate the fair value of a reporting entity unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors. Although early adoption was permitted, we elected to conduct our assessment of goodwill as of November 1, 2011 in accordance with the testing requirements of the guidance before amendment. However, in the future we may elect to perform qualitative evaluations of GPS in order to support the position that impairment of the goodwill of GPS has not occurred and that its fair value continues to exceed its carrying value, thus avoiding the performance of the two-step quantitative goodwill impairment test for GPS.

Long-Lived Assets

In the past, our long-lived assets consisted primarily of equipment used in our operations. However, through the consolidated variable interest entities, we have also accumulated project costs related to the development of two natural gas-fired power plants in the aggregate amount of approximately $2,413,000, including approximately $944,000 incurred in the three months ended April 30, 2012. These costs have been capitalized and are included in the net balance for property and equipment included in our condensed consolidated balance sheet as of April 30, 2012. Fixed assets are carried at cost and are depreciated over their estimated useful lives, ranging from five to twenty years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes.

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

Deferred Tax Assets

As of April 30 and January 31, 2012, our condensed consolidated balance sheets included net deferred tax assets in the total amounts of $1,508,000 and $1,529,000, respectively, resulting from our future deductible temporary differences. In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, we believe that the historically strong earnings performance of our power industry services business segment will continue during the periods in which the applicable temporary income tax differences become deductible. Accordingly, we believe that it is more likely than not that we will realize the benefit of our net deferred tax assets. The amounts of income from operations before income taxes for this business segment were $15.1 million and $21.6 million for the fiscal years ended January 31, 2012 and 2011, respectively, and $7.2 million for the three months ended April 30, 2012.

Stock Options

We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the awards and recognize the corresponding expense amounts over the vesting periods. Options to purchase 163,000 shares of our common stock were awarded during the three months ended April 30, 2012 with a weighted average fair value per share amount of $5.35. The amount of compensation expense recorded during the three months ended April 30, 2012 related to vesting stock options was $236,000. We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations which are disclosed in Note 10 to the accompanying condensed consolidated financial statements and include the risk-free interest rate, the expected volatility of the market price of our common stock and the expected life of the stock option. We use the “simplified method” in developing the estimates of the expected lives of stock options, as we believe that our historical stock option exercise experience is insufficient to provide a reasonable basis upon which to estimate expected lives. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards.

Variable Interest Entities

Primarily due to the Moxie Projects not having sufficient equity investment to permit them to finance their activities without additional financial support, these entities are considered to be variable interest entities under current accounting guidance (“VIEs”). A company is deemed to be the primary beneficiary of a VIE and must consolidate the entity if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Despite not having an ownership interest in the Moxie Projects, we concluded that GPI is currently the primary beneficiary of both VIEs due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects are not successful, the opportunity for GPI to receive development success fees and the possibility of GPI obtaining two large EPC contracts for the construction of the power plants. The power plant development costs that are discussed above have been incurred by the Moxie Project entities. In addition, these variable interest entities have incurred operating expenses in excess of $381,000 since they were formed, including $173,000 in such costs incurred in the three months ended April 30, 2012 and included in the amount of selling, general and administrative expenses contained in our condensed consolidated statement of operations for the current quarter. Due to our expectation that the loans and related accrued interest will be repaid to GPI by the Moxie Project VIEs, we have also recorded income tax benefit related to their operating loss resulting in a corresponding deferred tax asset in the amount of $65,000 for the three months ended April 30, 2012.

Legal Contingencies

As discussed in Note 13 to the accompanying condensed consolidated financial statements, we are involved in several legal matters where litigation has been initiated or claims have been made against us. We are vigorously defending ourselves in each case. At this time, we do not believe that a material loss is probable related to any of the current matters discussed therein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the complexity and/or outcomes of these legal matters change, significant losses or additional costs may be recorded. For the quarter ended April 30, 2012, our assessments resulted in an increase of over $300,000 in the estimate of legal costs expected to be incurred by us in the process of defending ourselves against plaintiff allegations.

Adopted and Other Recently Issued Accounting Pronouncements

Other than ASU 2011-08 that is discussed above, there are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required as we are permitted to use the scaled disclosures for smaller reporting companies for our report on Form 10-Q for the quarter ended April 30, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of April 30, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended April 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Included in Note 13 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the three-month period ended April 30, 2012. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in a period of weak recovery from a significant economic recession and major disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, potential fluctuations in quarterly operating results and a series of risks associated with our power industry services business, among other risks. Before investing in our securities, please consider these and other risks more fully described in our Annual Report on Form 10-K for the year ended January 31, 2012. There have been no material revisions to the risk factors that are described therein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES (not applicable to us)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit No.	Title

Exhibit: 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934

Exhibit: 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934

Exhibit: 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

Exhibit: 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Exhibit: 101.INS#	XBRL Instance Document

Exhibit 101.SCH#	XBRL Schema Document

Exhibit 101.CAL#	XBRL Calculation Linkbase Document

Exhibit 101.LAB#	XBRL Labels Linkbase Document

Exhibit 101.PRE#	XBRL Presentation Linkbase Document

Exhibit 101.DEF#	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

June 12, 2012	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer

June 12, 2012	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Senior Vice President, Chief Financial Officer and Secretary