Form 10-Q
period 2012-07-31
ARGAN INC
filed 2012-09-14
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2012

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

Common stock, $0.15 par value, 13,773,365 shares as of September 7, 2012.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

JULY 31, 2012

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2012	January 31, 2012
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$186,834,000	$156,524,000
Accounts receivable, net of allowance for doubtful accounts	22,065,000	16,053,000
Costs and estimated earnings in excess of billings	4,790,000	2,781,000
Deferred income tax assets	739,000	691,000
Prepaid expenses and other current assets	3,106,000	4,528,000

TOTAL CURRENT ASSETS	217,534,000	180,577,000
Property and equipment, net of accumulated depreciation	6,269,000	2,761,000
Goodwill	18,476,000	18,476,000
Other intangible assets, net of accumulated amortization	2,453,000	2,574,000
Deferred income tax and other assets	731,000	864,000

TOTAL ASSETS	$245,463,000	$205,252,000

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$44,579,000	$29,524,000
Accrued expenses	8,180,000	6,751,000
Billings in excess of costs and estimated earnings	80,279,000	68,004,000

TOTAL CURRENT LIABILITIES	133,038,000	104,279,000
Other liabilities	11,000	10,000

TOTAL LIABILITIES	133,049,000	104,289,000

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 13,744,598 and 13,661,098 shares issued at July 31 and January 31, 2012, respectively; 13,741,365 and 13,657,865 shares outstanding at July 31 and January 31, 2012, respectively	2,062,000	2,049,000
Warrants outstanding	354,000	590,000
Additional paid-in capital	91,145,000	89,714,000
Retained earnings	19,583,000	8,944,000
Treasury stock, at cost – 3,233 shares at July 31 and January 31, 2012	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	113,111,000	101,264,000
Noncontrolling interest (variable interest entities)	(697,000)	(301,000)

TOTAL EQUITY	112,414,000	100,963,000

TOTAL LIABILITIES AND EQUITY	$245,463,000	$205,252,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net revenues
Power industry services	$78,109,000	$24,390,000	$135,837,000	$38,409,000
Telecommunications infrastructure services	4,510,000	1,952,000	10,472,000	3,926,000

Net revenues	82,619,000	26,342,000	146,309,000	42,335,000

Cost of revenues
Power industry services	66,182,000	20,078,000	115,166,000	30,559,000
Telecommunications infrastructure services	3,558,000	1,617,000	8,163,000	3,231,000

Cost of revenues	69,740,000	21,695,000	123,329,000	33,790,000

Gross profit	12,879,000	4,647,000	22,980,000	8,545,000
Selling, general and administrative expenses	3,297,000	2,374,000	6,325,000	5,133,000

Income from operations	9,582,000	2,273,000	16,655,000	3,412,000
Other (expense) income, net	(10,000)	29,000	(19,000)	51,000

Income from continuing operations before income taxes	9,572,000	2,302,000	16,636,000	3,463,000
Income tax expense	3,591,000	782,000	6,108,000	1,198,000

Income from continuing operations	5,981,000	1,520,000	10,528,000	2,265,000

Discontinued operations
Income (loss) on discontinued operations (including gains on disposal of $1,076,000 and $1,228,000 for the three and six months ended July 31, 2011, respectively)	—	874,000	(405,000)	809,000
Income tax (expense) benefit	—	(324,000)	120,000	(398,000)

Income (loss) on discontinued operations	—	550,000	(285,000)	411,000

Net income	5,981,000	2,070,000	10,243,000	2,676,000
Add – Loss attributable to noncontrolling interest	220,000	—	396,000	—

Net income attributable to the stockholders of Argan	$6,201,000	$2,070,000	$10,639,000	$2,676,000

Earnings per share attributable to the stockholders of Argan:
Continuing operations (Note 12)
Basic	$0.45	$0.11	$0.80	$0.17

Diluted	$0.45	$0.11	$0.78	$0.17

Discontinued operations
Basic	$—	$0.04	$(0.02)	$0.03

Diluted	$—	$0.04	$(0.02)	$0.03

Net income
Basic	$0.45	$0.15	$0.78	$0.20

Diluted	$0.45	$0.15	$0.76	$0.20

Weighted average number of shares outstanding:
Basic	13,697,000	13,603,000	13,680,000	13,602,000

Diluted	13,935,000	13,717,000	13,952,000	13,699,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,243,000	$2,676,000
Removal of loss (income) on discontinued operations	285,000	(411,000)

Income from continuing operations	10,528,000	2,265,000
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Deferred income tax expense	49,000	167,000
Stock option compensation expense	568,000	349,000
Amortization of purchased intangibles	121,000	175,000
Depreciation	249,000	231,000
Changes in operating assets and liabilities:
Restricted cash	—	1,243,000
Accounts receivable, net	(6,012,000)	1,732,000
Costs and estimated earnings in excess of billings	(2,009,000)	883,000
Prepaid expenses and other assets	1,429,000	(2,837,000)
Accounts payable and accrued expenses	16,337,000	1,071,000
Billings in excess of costs and estimated earnings	12,309,000	16,206,000

Net cash provided by continuing operating activities	33,569,000	21,485,000
Net cash used in discontinued operating activities	(78,000)	(316,000)

Net cash provided by operating activities	33,491,000	21,169,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(3,791,000)	(59,000)
Net cash provided by the sale of the assets of VLI	—	2,444,000

Net cash (used in) provided by investing activities	(3,791,000)	2,385,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the exercise of stock options and warrants	610,000	44,000

Net cash provided by financing activities	610,000	44,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,310,000	23,598,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	156,524,000	83,292,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$186,834,000	$106,890,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$4,026,000	$2,797,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2012

(Unaudited)

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided over 90% of consolidated net revenues for the periods presented herein, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. The Company determined that GPS is the primary beneficiary of two variable interest entities that were formed during the year ended January 31, 2012, for the purpose of developing a pair of gas-fired power plants. The combination of GPS and the variable interest entities represents our power industry services business segment. Through SMC, the services of the telecommunications infrastructure services segment include project management, construction, installation and maintenance provided to commercial, local government and federal government customers primarily in the mid-Atlantic region.

Basis of Presentation

The consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries and two variable interest entities for which GPS is deemed to be the primary beneficiary (see Note 2 below). The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 15, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

The condensed consolidated balance sheet as of July 31, 2012, the condensed consolidated statements of operations for the three and six months ended July 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the six months ended July 31, 2012 and 2011 are unaudited. The condensed consolidated balance sheet as of January 31, 2012 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2012 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

NOTE 2 - VARIABLE INTEREST ENTITIES

Moxie Energy, LLC (“Moxie”), a Delaware limited liability company, has two natural gas-fired power plant projects under development located in the Marcellus Shale natural gas region of Pennsylvania. The strategy of Moxie is to develop these power plants (the “Moxie Projects,” both of which are limited liability companies wholly owned by Moxie) near the natural gas source and to provide transmitted electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipeline from well to power production plant. The Moxie Projects have been engaged in the lengthy process of obtaining interconnect privileges and operating permits, pursuing project development capital, arranging construction financing and locating owners for the completed plants.

In May 2012, Gemma Power, Inc. (“GPI,” an affiliate of GPS that is wholly owned by Argan) agreed to the amendment and restatement of a development agreement with Moxie that was executed last year. This arrangement has provided GPI with means to support the initial development of these two projects with loans and an opportunity to make equity investments to cover the anticipated costs of the development efforts. As amended and restated, it contemplates that GPI will extend loans to the Moxie Projects that may total up to $9 million. With the approval of the Company’s board of directors, GPI could increase the loan total to $10 million. Among other modifications to the arrangement, the maturity date for all current and future loans has been reset to no later than September 30, 2014. Earlier repayment of the loans for each Moxie Project shall occur in accordance with the agreement upon the closing of corresponding construction financing. Also, such financing, should it occur, shall cause the cash payment of certain development success fees from the Moxie Projects to both GPI and Moxie, provided that the terms of the corresponding construction financing do not require that the fees be paid in the form of subordinated notes. The Company’s commitment to provide project development financing shall expire no later than December 31, 2013.

Through July 31, 2012, GPI had provided approximately $3.1 million to the Moxie Projects under initial and additional development loans. Moxie has supported the arrangement by providing GPI with a first priority lien and security interest in all of the assets of the Moxie Projects, limited recourse guarantees of all of the obligations of the projects to GPI, and first priority liens on its membership interests in the two projects. At the time that either of the project entities secures construction and working capital financing, GPI shall be paid certain preferred development fees. The admission of any additional investor that would change the control of Moxie or either of the Moxie Projects would be subject to the prior approval of GPI. Under the amended and restated development agreement, Moxie has provided GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts (“EPC Contracts”).

Primarily due to the Moxie Projects not having sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities are considered to be variable interest entities under current accounting guidance (“VIEs”). Despite not having an ownership interest in the Moxie Projects, the Company has concluded that GPI is currently the primary beneficiary of these VIEs due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects are not successful, the opportunity for GPI to receive development success fees and the possibility of GPI obtaining two large EPC contracts for the construction of the power plants. Operating losses incurred by the Moxie Project entities, before interest expense, were $214,000 and $387,000 for the three and six months ended July 31, 2012, and have been included in the accompanying condensed consolidated statements of operations for the current year periods.

The condensed consolidated balance sheets as of July 31, 2012 and January 31, 2012 included the following amounts related to the VIEs. Accrued liabilities represent amounts owed by the Moxie Projects to Moxie.

	July 31, 2012	January 31, 2012
Cash and cash equivalents	$149,000	$75,000
Construction project costs	2,985,000	1,469,000

Total assets	$3,134,000	$1,544,000

Accounts payable	$150,000	$27,000
Accrued liabilities	526,000	224,000

Total liabilities	$676,000	$251,000

NOTE 3 - DISPOSITION OF DISCONTINUED OPERATIONS

VLI, a wholly owned subsidiary representing the Company’s nutritional products business segment, completed the sale of substantially all of its assets (the “Asset Sale”) to NBTY Florida, Inc. (“NBTY”) in March 2011. The Asset Sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by NBTY of certain liabilities and commitments of VLI. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI was paid from the escrow amount the cost of all pre-closing inventory sold, used or consumed by December 11, 2011 and it was paid the amounts of all pre-closing accounts receivable of VLI that were collected by September 30, 2011. In December 2011, the funds remaining in the escrow account after the payments to VLI were returned to NBTY. During the six months ended July 31, 2011, VLI received cash proceeds from the escrow account in the aggregate amount of $1,678,000. Amounts received from the escrow account were recorded as proceeds of the Asset Sale upon receipt.

The financial results of this business through April 30, 2012 have been presented as discontinued operations in the accompanying condensed consolidated financial statements, including legal costs associated with this business. Such costs incurred subsequent to April 30, 2012 will be reflected in the operating results of continuing operations; costs were not material for the three months ended July 31, 2012. Net revenues of the discontinued operations for the six months ended July 31, 2011 were approximately $1,460,000.

NOTE 4 - CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company holds cash on deposit at Bank of America (the “Bank”) in excess of federally insured limits. Management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk.

Pursuant to the requirements of an amended and restated engineering, procurement and construction contract executed in May 2010, GPS established a separate bank account which was used to pay the costs defined as “reimbursable costs” that were incurred on the related construction project and to receive cost reimbursement payments from the project owner. During the six-month period ended July 31, 2011, GPS completed the project and the remaining funds in this account in the amount of $1,243,000 were released from restriction.

NOTE 5 - ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at July 31, 2012 and January 31, 2012 were approximately $19.0 million and $9.8 million, respectively. Such retainages represent amounts withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the customer. The lengths of retention periods may vary, but for material amounts they typically range between nine months and two years.

The allowance for doubtful accounts at both July 31, 2012 and January 31, 2012 was approximately $5.5 million. In fiscal year 2010, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, this remaining account receivable amount is fully reserved. The amounts of the provision for accounts receivable losses for the three and six months ended July 31, 2012 and 2011 were not material.

NOTE 6 - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

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

The tables below set forth the aggregate amounts of costs incurred and earnings accrued on uncompleted contracts compared with the billings for those contracts through July 31, 2012 and January 31, 2012, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the condensed consolidated balance sheets at those dates.

	July 31, 2012	January 31, 2012
Costs incurred on uncompleted contracts	$223,829,000	$106,379,000
Estimated accrued earnings	32,815,000	12,121,000

	256,644,000	118,500,000
Less - Billings to date	332,133,000	183,723,000

Billings in excess of costs and estimated earnings on uncompleted contracts, net	$75,489,000	$65,223,000

Costs and estimated earnings in excess of billings	$4,790,000	$2,781,000
Billings in excess of costs and estimated earnings	80,279,000	68,004,000

Billings in excess of costs and estimated earnings on uncompleted contracts, net	$75,489,000	$65,223,000

NOTE 7 - PROPERTY AND EQUIPMENT

Property and equipment at July 31, 2012 and January 31, 2012 consisted of the following:

	July 31, 2012	January 31, 2012
Land	$360,000	$—
Building and leasehold improvements	1,816,000	208,000
Machinery and equipment	3,069,000	2,700,000
Trucks and other vehicles	1,669,000	1,817,000
Construction project costs (variable interest entities)	2,985,000	1,469,000

	9,899,000	6,194,000
Less – accumulated depreciation	3,630,000	3,433,000

Property and equipment, net	$6,269,000	$2,761,000

In June 2012, GPS purchased an office building and the underlying land for $1,955,000 cash. The building is large enough to combine the staff of GPS into one facility, and the purchase eliminated the need for leased office space in Connecticut.

Depreciation expense amounts related to the property and equipment of continuing operations were $132,000 and $114,000 for the three months ended July 31, 2012 and 2011, respectively, and were $249,000 and $231,000 for the six months ended July 31, 2012 and 2011, respectively. The costs of maintenance and repairs for continuing operations totaled $79,000 and $66,000 for the three months ended July 31, 2012 and 2011, respectively, and $171,000 and $119,000 for the six months ended July 31, 2012 and 2011, respectively.

The Company also occupies certain facilities and uses construction equipment under non-cancelable operating leases and other rental agreements.

The amounts of rent included in the selling, general and administrative expenses of continuing operations were $107,000 and $110,000 for the three months ended July 31, 2012 and 2011, respectively, and were $219,000 and $222,000 for the six months ended July 31, 2012 and 2011, respectively. The amounts of rent incurred on construction projects and included in the costs of revenues of continuing operations were $961,000 and $385,000 for the three months ended July 31, 2012 and 2011, respectively, and were $4,254,000 and $810,000 for the six months ended July 31, 2012 and 2011, respectively.

NOTE 8 - OTHER INTANGIBLE ASSETS

Other than goodwill, the Company’s intangible assets consisted of the following amounts at July 31, 2012 and January 31, 2012:

		July 31, 2012			January 31,
	Estimated	Gross			2012
	Useful Life	Carrying Amount	Accumulated Amortization	Net Amount	Net Amount
Trade name - GPS	15 years	$3,643,000	$(1,371,000)	$2,272,000	$2,393,000
Trade name - SMC	Indefinite	181,000	—	181,000	181,000

Other intangible assets, net		$3,824,000	$(1,371,000)	$2,453,000	$2,574,000

Amortization expense amounts were $61,000 and $87,000 for the three months ended July 31, 2012 and 2011, respectively, and were $121,000 and $175,000 for the six months ended July 31, 2012 and 2011, respectively.

NOTE 9 - FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank. The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4,250,000 that is available until May 31, 2013, with interest at LIBOR plus 2.25%. There were no borrowings outstanding under the Bank financing arrangements as of July 31, 2012 or January 31, 2012. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10,000,000.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is required for acquisitions and divestitures. The Bank requires that the Company comply with certain financial covenants including debt limits and debt service coverage requirements. At July 31, 2012 and January 31, 2012, the Company was in compliance with the financial covenants of its amended financing arrangements. The amended financing arrangements also contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. If the Company’s performance results in noncompliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, management would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of any outstanding senior debt.

NOTE 10 - STOCK-BASED COMPENSATION

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of the Company’s common stock reserved for issuance thereunder. The Stock Plan, which will expire in July 2021, serves to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, the Company’s board of directors may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Option Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, a ten-year term, and typically shall become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Company’s board of directors, typically one year from the date of award. At July 31, 2012, there were 201,500 reserved shares of the Company’s common stock available for awards under the Stock Plan.

A summary of activity under the Option and Stock Plans for the six months ended July 31, 2012 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Weighted Average Fair Value
Outstanding, January 31, 2012	817,000	$12.10	4.94	$5.68
Granted	173,000	$16.32
Forfeited	(30,000)	$8.66
Exercised	(17,000)	$6.70

Outstanding, July 31, 2012	943,000	$13.08	5.04	$5.68

Exercisable, July 31, 2012	650,000	$11.44	4.54	$5.76

Exercisable, January 31, 2012	605,000	$11.47	4.89	$5.89

A summary of the change in the number of nonvested options to purchase shares of common stock for the six months ended July 31, 2012 is presented below:

	Shares	Weighted Average Fair Value
Nonvested, January 31, 2012	212,000	$5.09
Granted	173,000	$5.29
Forfeited	(5,000)	$6.32
Vested	(87,000)	$3.99

Nonvested, July 31, 2012	293,000	$5.51

Compensation expense amounts related to stock options were $332,000 and $138,000 for the three months ended July 31, 2012 and 2011, respectively, and were $568,000 and $349,000 for the six months ended July 31, 2012 and 2011, respectively.

At July 31, 2012, there was $1,056,000 in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next eleven months. The total intrinsic value of the stock options exercised during the six months ended July 31, 2012 was approximately $157,000. At July 31, 2012, the intrinsic values of outstanding and exercisable stock options were $2,571,000 and $2,842,000, respectively.

The fair value of each stock option granted in the six-month period ended July 31, 2012 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Six Months Ended July 31, 2012
Dividend yield	—
Expected volatility	36.21%
Risk-free interest rate	2.00%
Expected life in years	4.35

In June 2011, the Company awarded 5,000 shares of restricted stock to an employee. The aggregate market value of the shares is being amortized over the two-year vesting period to compensation expense, which was approximately $13,000 and $3,000 for the six months ended July 31, 2012 and 2011, respectively.

The Company also has outstanding warrants to purchase 96,000 shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003. The warrants were issued to three individuals who became the executive officers of the Company upon completion of the offering and to an investment advisory firm. All warrants are currently exercisable and will expire in December 2012. Warrants to purchase 64,000 shares of the Company’s common stock were exercised in the six months ended July 31, 2012.

NOTE 11 - INCOME TAXES

The Company’s income tax expense amounts related to continuing operations for the six months ended July 31, 2012 and 2011 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate (35% for 2012; 34% for 2011) to the income from continuing operations before income taxes as shown in the table below.

	Six Months Ended July 31,
	2012	2011
Computed expected income tax expense	$5,823,000	$1,177,000
State income taxes, net of federal tax benefit	630,000	137,000
Permanent deductions, net	(406,000)	(126,000)
Other, net	61,000	10,000

	$6,108,000	$1,198,000

For the six months ended July 31, 2012 and 2011, the favorable tax effects of permanent differences relate primarily to the tax benefit of the domestic manufacturing deduction for the period.

As of July 31, 2012, the amount presented in the condensed consolidated balance sheet for accrued expenses included accrued income taxes of approximately $278,000. As of January 31, 2012, the amount presented in the condensed consolidated balance sheet for prepaid expenses and other current assets included prepaid income taxes of approximately $1,602,000.

The Company’s condensed consolidated balance sheets as of both July 31, 2012 and January 31, 2012 included net deferred tax assets in the amount of approximately $1,451,000 and $1,529,000, respectively, resulting from future deductible temporary differences. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

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

NOTE 12 - INCOME (LOSS) PER SHARE

Basic income (loss) per share amounts for the three and six months ended July 31, 2012 and 2011 were computed by dividing income (loss) by the weighted average number of shares of common stock that were outstanding during the applicable period.

Diluted income per share amounts for the three months ended July 31, 2012 and 2011 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 238,000 and 115,000 common stock equivalent shares representing their total dilutive effects for the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended July 31, 2012 and 2011 excluded the effects of options to purchase approximately 389,000 and 508,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable period. Diluted income per share amounts for the six months ended July 31, 2012 and 2011 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 272,000 shares and 97,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the six months ended July 31, 2012 and 2011 also excluded the anti-dilutive effects of options to purchase approximately 389,000 and 508,000 shares of common stock, respectively.

Diluted loss per share for discontinued operations for the six months ended July 31, 2012 was computed by dividing the loss amount by the weighted average number of outstanding common shares for the period. The effects of outstanding options and warrants to purchase shares of common stock were not reflected in the computation as the loss made the common stock equivalents anti-dilutive for the period.

The income per share amounts for continuing operations attributable to the stockholders of Argan for the three and six months ended July 31, 2012 were based on the amounts of income from continuing operations excluding the net losses attributable to the noncontrolling interest; such income amounts were $6,201,000 and $10,924,000, respectively.

NOTE 13 - LEGAL CONTINGENCIES

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

The court separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. In November 2011, the court held that the claim of the project lender is superior to the lien claim of GPS. Fact discovery related to the second phase was completed in January 2012, but the court stayed this action pending the resolution of the claim against the Company’s payment bond that is discussed below.

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

In April 2009, one of the subcontractors to Delta-T (“DCR”) received an arbitration award in its favor against Delta-T in the amount of approximately $6.8 million (the “Judgment Award”). In December 2009, the Judgment Award was confirmed in federal district court in Florida. In April 2009, DCR also filed suit in the District Court of Thayer County, Nebraska, in order to recover its claimed amount of $6.8 million, as amended, from a payment bond issued to Altra on behalf of GPS. Delta-T did not pay or satisfy any portion of the award and it abandoned its defense of the surety company.

In December 2011, DCR filed a separate lawsuit against GPS relating to the Project in the District Court of Thayer County, Nebraska, alleging claims against GPS for failure to furnish the surety bond upon request and unjust enrichment. DCR claims, that to the extent that the bonding company is successful in asserting a notice defense to DCR’s claim, GPS is liable for DCR’s damages for failing to furnish the bond when requested. DCR’s unjust enrichment claim alleges that GPS received payments from Altra that exceeded the scope of GPS’s work on the Project and should have been paid to lower tier subcontractors such as DCR; its complaint seeks damages in the amount of $6.1 million plus interest, costs and attorney fees.

In August 2012, the applicable parties executed settlement agreements that resulted in the dismissal of the claims against GPS and its surety company, with prejudice, and the assignment of DCR’s mechanics lien claim against the escrowed Altra Project sales proceeds to GPS. In connection with these settlements, GPS agreed to make cash payments to DCR. We made these payments that totaled $1,875,000 in August 2012. The payments were funded, in part, by a cash payment received during the current quarter from Delta-T’s parent company in the amount of $275,000. The net amount of $1,600,000 was included in the cost of revenues of GPS for the periods ended July 31, 2012.

Subsequent to the execution of the settlement agreements and the payments made by GPS, DCR’s former counsel filed notice of a charging lien, claiming that DCR is indebted to counsel in excess of $1.8 million in fees and costs. Even though the cases involving DCR have been dismissed, the court has scheduled a hearing related to this claim for October 2012. In addition, a subcontractor to DCR on the Altra Project filed a motion asking the court to set aside the dismissals or, in the alternative, to reconsider them. A separate hearing related to this motion has also been scheduled by the court for September 2012.

The Company intends to vigorously pursue the enforcement of the settlement agreements and the pursuit of the lien claims against the Altra Project assigned to GPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period. No additional provision for loss has been recorded in the consolidated financial statements as of July 31, 2012 related to these matters. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of additional loss can be reasonably estimated by GPS, the impacts of the change will be reflected in the consolidated financial statements at that time.

Tampa Bay Nutraceutical Company

On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“TBN”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by TBN to VLI in June 2007 and allege (1) breach of contract; (2) fraudulent misrepresentation; and (3) various warranty breaches, among other allegations. TBN alleges compensatory damages in excess of $42 million. The Company has vigorously defended this litigation. Since last year, the parties have been engaged primarily in legal activity concerning TBN’s failure to provide proper discovery responses to VLI. In August 2012, the court ordered TBN to pay a sanction award in the amount of $295,000 to VLI covering the costs and expenses incurred by VLI as a result of TBN’s repeated disobedience of court orders. In the event that TBN fails to do so by September 17, 2012, the court’s order provides that TBN’s pleadings in this matter will be stricken, all claims will be dismissed with prejudice, and a final judgment will be entered in favor of VLI. However, it is possible that TBN satisfies the sanction award before the deadline by making the payment in cash or by posting a bond in which case the proceedings would continue. TBN may possibly file an appeal for reconsideration of the sanction award.

Although the Company believes it has meritorious defenses, it is impracticable to assess the likelihood of an unfavorable outcome in this matter or to estimate a likely range of damages, if there are any ultimately awarded by the court. The Company has maintained that it is reasonably possible that the ultimate resolution of the litigation with TBN could result in a material adverse effect on the results of operations of the Company for a future reporting period. However, if the claims of TBN are dismissed, the operating results of a future reporting period may reflect the favorable effects of the reversal of the accrued liability that the Company has established for expected legal fees.

NOTE 14 - MAJOR CUSTOMERS

The Company’s significant customer relationships included three power industry service customers which accounted for approximately 62%, 12% and 5%, respectively, of consolidated net revenues from continuing operations for the three months ended July 31, 2012, and approximately 56%, 11% and 11%, respectively, of consolidated net revenues from continuing operations for the six months ended July 31, 2012.

Last year, the Company’s significant customer relationships also included three power industry service customers which accounted for approximately 42%, 32% and 19%, respectively, of consolidated net revenues from continuing operations for the three months ended July 31, 2011, and approximately 29%, 21% and 36%, respectively, of consolidated net revenues from continuing operations for the six months ended July 31, 2011.

NOTE 15 - SEGMENT REPORTING

The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries – GPS and SMC, respectively.

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended July 31, 2012. The “Other” column includes the Company’s corporate and unallocated expenses.

Three Months Ended July 31, 2012	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$78,109,000	$4,510,000	$—	$82,619,000
Cost of revenues	66,182,000	3,558,000	—	69,740,000

Gross profit	11,927,000	952,000	—	12,879,000
Selling, general and administrative expenses	1,932,000	441,000	924,000	3,297,000

Income (loss) from operations	9,995,000	511,000	(924,000)	9,582,000
Other (expense) income, net	(11,000)	—	1,000	(10,000)

Income (loss) from continuing operations before income taxes	$9,984,000	$511,000	$(923,000)	9,572,000

Income tax expense				3,591,000

Income from continuing operations				$5,981,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$69,000	$62,000	$1,000	$132,000

Fixed asset additions	$2,591,000	$36,000	$—	$2,627,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$195,250,000	$4,117,000	$46,096,000	$245,463,000

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended July 31, 2011. As above, the “Other” column includes the Company’s corporate and unallocated expenses.

Three Months Ended July 31, 2011	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$24,390,000	$1,952,000	$—	$26,342,000
Cost of revenues	20,078,000	1,617,000	—	21,695,000

Gross profit	4,312,000	335,000	—	4,647,000
Selling, general and administrative expenses	1,332,000	339,000	703,000	2,374,000

Income (loss) from operations	2,980,000	(4,000)	(703,000)	2,273,000
Other (expense) income, net	24,000	—	5,000	29,000

Income (loss) from continuing operations before income taxes	$3,004,000	$(4,000)	$(698,000)	2,302,000

Income tax expense				782,000

Income from continuing operations				$1,520,000

Amortization of purchased intangibles	$87,000	$—	$—	$87,000

Depreciation	$51,000	$62,000	$1,000	$114,000

Fixed asset additions	$—	$50,000	$—	$50,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$89,295,000	$2,798,000	$53,533,000	$145,626,000

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the six months ended July 31, 2012. The “Other” column includes the Company’s corporate and unallocated expenses.

Six Months Ended July 31, 2012	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$135,837,000	$10,472,000	$—	$146,309,000
Cost of revenues	115,166,000	8,163,000	—	123,329,000

Gross profit	20,671,000	2,309,000	—	22,980,000
Selling, general and administrative expenses	3,491,000	881,000	1,953,000	6,325,000

Income (loss) from operations	17,180,000	1,428,000	(1,953,000)	16,655,000
Other (expense) income, net	(20,000)	—	1,000	(19,000)

Income (loss) from continuing operations before income taxes	$17,160,000	$1,428,000	$(1,952,000)	16,636,000

Income tax expense				6,108,000

Income from continuing operations				$10,528,000

Amortization of purchased intangibles	$121,000	$—	$—	$121,000

Depreciation	$127,000	$120,000	$2,000	$249,000

Fixed asset additions	$3,617,000	$174,000	$—	$3,791,000

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the six months ended July 31, 2011. As above, the “Other” column includes the Company’s corporate and unallocated expenses.

Six Months Ended July 31, 2011	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$38,409,000	$3,926,000	$—	$42,335,000
Cost of revenues	30,559,000	3,231,000	—	33,790,000

Gross profit	7,850,000	695,000	—	8,545,000
Selling, general and administrative expenses	2,745,000	736,000	1,652,000	5,133,000

Income (loss) from operations	5,105,000	(41,000)	(1,652,000)	3,412,000
Other (expense) income, net	39,000	—	12,000	51,000

Income (loss) from continuing operations before income taxes	$5,144,000	$(41,000)	$(1,640,000)	3,463,000

Income tax expense				1,198,000

Income from continuing operations				$2,265,000

Amortization of purchased intangibles	$175,000	$—	$—	$175,000

Depreciation	$100,000	$129,000	$2,000	$231,000

Fixed asset additions	$—	$55,000	$4,000	$59,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2012, and the results of their operations for the three and six months ended July 31, 2012 and 2011, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 that was filed with the Securities and Exchange Commission on April 13, 2012 (the “2012 Annual Report”).

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

Business Description

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. We have also determined that GPS is the primary beneficiary of two variable interest entities that were formed during the year ended January 31, 2012 for the purpose of developing a pair of gas-fired power plants. The combination of GPS and the variable interest entities represent our power industry services business segment. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to local governments, the federal government, telecommunications and broadband service providers as well as electric utilities. Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At July 31, 2012, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company.

Overview

For the three months ended July 31, 2012 (the second quarter of our fiscal year 2013), consolidated net revenues from continuing operations were $82.6 million which represented an increase of $56.3 million from net revenues from continuing operations of $26.3 million for the second quarter of last year. Net income attributable to our stockholders for the three months ended July 31, 2012 was $6,201,000, or $0.45 per diluted share. We reported net income attributable to our stockholders of $2,070,000, or $0.15 per diluted share, for the three months ended July 31, 2011.

For the six months ended July 31, 2012, consolidated net revenues from continuing operations were $146.3 million which represented a significant increase of $104.0 million from net revenues from continuing operations of $42.3 million for the comparable period last year. Net income attributable to our stockholders for the six months ended July 31, 2012 was $10,639,000, or $0.76 per diluted share. We reported net income attributable to our stockholders of $2,676,000, or $0.20 per diluted share, for the six months ended July 31, 2011. Due to income from continuing operations in the amount of $10.5 million and favorable changes in working capital accounts, our balance of cash and cash equivalents increased by $30.3 million during the six month period ended July 31, 2012 to $186.8 million.

Our strong operating results for the three and six months ended July 31, 2012 compared with the corresponding periods last year are due to increased business activity in both of our business segments. Most significantly for GPS, construction efforts associated with its Sentinel project have provided in excess of 59% of the net revenues of the power industry services business segment for the current year. This power plant construction project, which is 53% complete, includes the design, procurement and construction of an 800 megawatt gas-fired electricity peaking facility located in Southern California. The telecommunications infrastructure services segment earned a substantial portion of its net revenues for the three and six months ended July 31, 2012 by providing outside plant and equipment procurement services to the One Maryland Broadband Network project. This effort, sponsored by the State of Maryland for the deployment of a state-wide, high-speed, fiber optic network, intends to connect over 1,000 community anchor institutions in every county in the state while interconnecting and extending three independent information networks.

As of July 31, 2012, the value of our construction contract backlog was $286 million compared with a backlog value of $415 million as of January 31, 2012. Over 95% of our current backlog relates to two projects, the Sentinel project described above and a 49.9 megawatt biomass-fired power plant under construction in east Texas. The rest of the backlog amount primarily relates to a pair of wind-farm projects and a solar-powered energy facility.

Outlook

Current economic conditions in the United States reflect ongoing weakness in employment, housing and many other industry sectors. Stubbornly high unemployment, the depressed state of the housing industry, reduced state and local government budgets and sluggish manufacturing activity have all contributed significantly to a reduction in construction spending in the United States from pre-recession levels. Affecting us more specifically, these factors have resulted in minimal new demands for electricity which in turn has resulted in power plant operators experiencing less urgency to build new electricity-generating power plants. In addition, the significant instability in the financial markets may be continuing to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all.

The power industry has not fully recovered from the recessionary decline in the demand for power in the United States. Although the power sector has been one of the primary drivers of the recovery of overall nonresidential construction spending in 2012, the strength has weakened recently according to construction industry observers. As it will likely take at least several years for power consumption to reach 2007 peak levels, certain existing power plants will continue to operate with spare capacity to produce electricity. Despite the reductions in the demand for power, certain regions of the country continued to add power generation facilities over the last several years, wind energy facilities in particular. The combination of these new electricity generation plants and excess power generation capacity elsewhere may obviate the need to build power plants during the power demand recovery period.

We believe that it is likely that this unfavorable energy construction environment will continue to limit the number of new energy plant construction opportunities through our fiscal year ending January 31, 2013. In addition, we expect that the new opportunities which do arise will continue to result in fierce competition among bidders. The reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment in our construction sector. Certain of our competitors are global engineering and construction firms, substantially larger than us. On occasion, our relatively smaller size is evaluated to be a risk by potential project owners. Known competitors have reduced prices, willing to sacrifice margin in order to keep work crews busy. Other construction companies have entered our sector of the industry looking for new work at low margins.

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the recent recession. The federal government has failed to pass comprehensive energy legislation, including incentives or mandates for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. At present, there is no bipartisan agreement regarding the approval of government incentives for sources of renewable power in either legislative house of Congress, certain of which are scheduled to expire at the end of the year. With the future availability of renewable energy tax incentives unknown, potential energy project developers and investors are hesitant to make commitments related to new renewable energy generation facilities. Although certain coal-fired power plants have been shut down, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth. New regulations regarding air pollution are being promulgated by states and the U.S. Environmental Protection Agency (the “EPA”). However, these measures are subject to a number of legal challenges. In June 2012, a federal appeals court upheld the EPA’s greenhouse gas regulations, affirming the EPA’s finding that greenhouse gases such as carbon dioxide endanger public health and likely have been responsible for global warming. However, in August 2012, the same appeals court struck down an EPA rule that placed tight curbs on coal-fired power plant emissions across state lines. Further, the Republican presidential candidate recently described his energy policy that includes an intention to roll back environmental rules that he believes are killing the use of coal.

However, we continue to believe that the long-term prospects for energy plant construction are extremely favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to a boom in natural gas supply, driving prices to historic lows. The EPA has demonstrated recent restraint in the amount of regulation contained in its first federal fracking rules. It also appears that the current presidential administration is evolving in its support for increased natural gas exploration and production. The abundant availability of cheap less-carbon intense natural gas represents a significant factor in the economic assessment of the future for coal-fired power plants. In April 2012, for the first time since the U.S. Energy Information Agency began compiling monthly statistics, natural gas and coal had the same share (approximately 32%) of the country’s net power generation. In addition, we expect that continuing concerns about the safety, high cost and the construction cost overrun risk of nuclear power plants eventually will spur the development of renewable and cleaner gas-fired power generation facilities which should result in new power facility construction opportunities for us in the future. The demand for electrical power in this country is expected to recover and grow steadily over the long term. This demand, and the expected retirement of old coal, nuclear and oil powered energy plants, should result in gas-fired and renewable energy plants, like wind and biomass, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix.

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

Moxie Energy Projects

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a project owner such as a government agency or a commercial enterprise. These teaming arrangements are generally dissolved upon completion of the project or program. In May 2012, Gemma Power, Inc. (“GPI,” an affiliate of GPS that is wholly owned by us) agreed to the amendment and restatement of a development agreement with Moxie Energy, LLC (“Moxie”) which was executed last year, and which has provided GPI with an opportunity to support the initial development of two power plant projects with loans and the option to provide additional development loans and/or equity investments to cover anticipated future costs.

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

Through July 31, 2012, GPI had provided approximately $3.1 million in cash to the Moxie Projects under initial development loans. Moxie has supported the arrangement by providing GPI with a series of liens, security interests, guarantees and development fee preferences (see Note 2 to the accompanying condensed consolidated financial statements) which, together with the loans, provide us with substantial financial control over the Moxie Projects. Under the amended and restated development agreement, Moxie has provided us with the right to provide construction services for the two projects under engineering, procurement and construction contracts (“EPC Contracts”).

We have evaluated the Moxie Projects to be variable interest entities under current accounting guidance (“VIEs”). Despite not having an ownership interest in the Moxie Projects, we have concluded that GPI is currently the primary beneficiary of these VIEs due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects are not successful, the opportunity for GPI to receive development success fees and the possibility of GPI obtaining two large EPC contracts for the construction of the power plants. Accordingly, the assets, liabilities and financial results of the Moxie Projects have been included in our accompanying condensed consolidated financial statements.

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

The financial results of this business through April 30, 2012 have been presented as discontinued operations in the accompanying condensed consolidated financial statements, including legal costs associated with this business. Such costs incurred subsequent to April 30, 2012 will be reflected in the operating results of continuing operations; costs were not material for the three months ended July 31, 2012. The loss on discontinued operations (incurred during the first quarter) for the six months ended July 31, 2012 was $285,000. Last year, due to the recorded gains on the disposal of this business, we reported income from discontinued operations for the three and six months ended July 31, 2011 in the amounts of $550,000 and $411,000, respectively. Net revenues of the discontinued operations for the six months ended July 31, 2011 were approximately $1,460,000.

Comparison of the Results of Operations for the Three Months Ended July 31, 2012 and 2011

The following schedule compares the results of our operations for the three months ended July 31, 2012 and 2011. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding quarter.

	2012		2011
Net revenues
Power industry services	$78,109,000	94.5%	$24,390,000	92.6%
Telecommunications infrastructure services	4,510,000	5.5%	1,952,000	7.4%

Net revenues	82,619,000	100.0%	26,342,000	100.0%

Cost of revenues **
Power industry services	66,182,000	84.7%	20,078,000	82.3%
Telecommunications infrastructure services	3,558,000	78.9%	1,617,000	82.8%

Cost of revenues	69,740,000	84.4%	21,695,000	82.4%

Gross profit	12,879,000	15.6%	4,647,000	17.6%
Selling, general and administrative expenses	3,297,000	4.0%	2,374,000	9.0%

	9,582,000	11.6%	2,273,000	8.6%
Other income (expense), net	(10,000)	*	29,000	*

Income from continuing operations before income taxes	9,572,000	11.6%	2,302,000	8.8%
Income tax expense	3,591,000	4.4%	782,000	3.0%

Income from continuing operations	$5,981,000	7.2%	$1,520,000	5.8%

Income from discontinued operations	$—	—%	$550,000	2.1%

Net income	$5,981,000	7.2%	$2,070,000	7.9%

*	Less than 1%.
**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.

Net Revenues

Power Industry Services

The net revenues of the power industry services business increased by $53.7 million to $78.1 million for the three months ended July 31, 2012 compared with net revenues of $24.4 million for the second quarter last year. The net revenues of this business represented approximately 95% of consolidated net revenues from continuing operations for the three months ended July 31, 2012, and approximately 93% of consolidated net revenues from continuing operations for the three months ended July 31, 2011.

The operating results of this business for the current quarter reflected performance on five active construction projects, including a gas-fired peaking power plant in Southern California, a biomass-fired power plant located in East Texas for which we received the full notice to proceed in May 2012, two wind farms and a solar-panel installation project. The net revenues associated with the gas-fired project represented over 65% of this segment’s net revenues for the current quarter. This project is scheduled for completion during the summer of calendar year 2013. Approximately 12% of this segment’s net revenues for the current quarter were associated with two projects that are nearly complete.

The financial results for this business last year reflected a transition period for us between major projects. In the period December 2010 to July 2011, we substantially completed three energy plant construction projects. Substantial work on new projects did not commence until the latter half of the year ended January 31, 2012. As a result, the net revenues of our power industry services business last year were adversely impacted, particularly during the first two quarters of the year.

Telecommunications Infrastructure Services

Historically, a major portion of this segment’s revenue-producing activity has been performed pursuant to task or work orders issued under master agreements with SMC’s major customers. For the three months ended July 31, 2012, approximately 45% of SMC’s net revenues were derived from outside plant services provided for the One Maryland Broadband Network project. As identified above, this effort is sponsored by the State of Maryland for the deployment of a state-wide, high-speed, fiber optic network, Our largest customer in this project is Howard County, Maryland, a key partner with the state representing a collaborative inter-government consortium of local Maryland governments that is deploying one of the three independent networks. SMC’s exposure to the state of Maryland under this program led to the award to us by the state of a fiber optic network equipment procurement order. Our performance under this project resulted in net revenues for the three months ended July 31, 2012 that represented approximately 12% of SMC’s business for the current quarter.

Primarily due to this new business, the net revenues of the telecommunications services business of SMC increased by approximately $2.6 million to $4.5 million for the three months ended July 31, 2012 compared with net revenues in the amount of $1.9 million for the three months ended July 31, 2011.

Cost of Revenues

Due primarily to the increase in condensed consolidated net revenues from continuing operations for the three months ended July 31, 2012 compared with last year’s second quarter, the corresponding condensed consolidated cost of revenues also increased. These costs were $69.7 million and $21.7 million for the three months ended July 31, 2012 and 2011, respectively. Our gross profit percentage was maintained in the second quarter (overall gross profit percentages were 15.6% and 15.7% for the three and six months ended July 31, 2012, respectively), however, the percentage for the current quarter compared unfavorably with the gross profit percentages of 17.6% achieved in the corresponding period of last year. The profitability of our operations for the current quarter was adversely affected by a charge to cost of revenues recorded in the current quarter for $1,600,000 related to the Altra legal matter that is described in Note 13 to our condensed consolidated financial statements. During the current quarter, we reached an agreement with DCR (a subcontractor on the Altra construction project), which resulted in the dismissal of its claims against GPS and its surety company, and the assignment of DCR’s mechanics lien claim against the escrowed Altra project sales proceeds to GPS. In connection with this settlement, we agreed to make cash payments to DCR. We made these payments in August 2012.

Selling, General and Administrative Expenses

These costs increased by $923,000, or 38.9%, to approximately $3,297,000 for the current quarter from approximately $2,374,000 for the second quarter last year reflecting the inclusion of general and administrative costs of $214,000 incurred by the Moxie Project entities in our consolidated results for the current quarter, an increase of $381,000 in cash incentive pay earned during the current quarter, and an increase of $191,000 in the recorded amount of compensation expense related to outstanding stock options for the current quarter. However, expressed as a percentage of consolidated net revenues, selling, general and administrative expenses declined to 4% for the current quarter compared with a percentage of 9% for the corresponding quarter last year.

Income Tax Expense

For the three months ended July 31, 2012, we incurred income tax expense related to continuing operations of $3,591,000 reflecting an estimated annual effective income tax rate for continuing operations of 36.3% which differed from the expected federal income tax rate of 35% due primarily to the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences. For the three months ended July 31, 2011, we incurred income tax expense of $782,000 related to continuing operations which reflected an estimated annual effective income tax rate of 34.7%.

Comparison of the Results of Operations for the Six Months Ended July 31, 2012 and 2011

The following schedule compares the results of our operations for the six months ended July 31, 2012 and 2011. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding period.

	2012		2011
Net revenues
Power industry services	$135,837,000	92.8%	$38,409,000	90.7%
Telecommunications infrastructure services	10,472,000	7.2%	3,926,000	9.3%

Net revenues	146,309,000	100.0%	42,335,000	100.0%

Cost of revenues **
Power industry services	115,166,000	84.8%	30,559,000	79.6%
Telecommunications infrastructure services	8,163,000	78.0%	3,231,000	82.3%

Cost of revenues	123,329,000	84.3%	33,790,000	79.8%

Gross profit	22,980,000	15.7%	8,545,000	20.2%
Selling, general and administrative expenses	6,325,000	4.3%	5,133,000	12.1%

	16,655,000	11.4%	3,412,000	8.1%
Other income (expense), net	(19,000)	*	51,000	*

Income from continuing operations before income taxes	16,636,000	11.4%	3,463,000	8.2%
Income tax expense	6,108,000	4.2%	1,198,000	2.8%

Income from continuing operations	$10,528,000	7.2%	$2,265,000	5.4%

(Loss) income from discontinued operations	$(285,000)	*	$411,000	*

Net income	$10,243,000	7.0%	$2,676,000	6.3%

*	Less than 1%.
**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.

Net Revenues

Power Industry Services

The net revenues of the power industry services business increased by $97.4 million to $135.8 million for the six months ended July 31, 2012 compared with net revenues of $38.4 million for the corresponding period last year. The net revenues of this business represented approximately 93% of consolidated net revenues from continuing operations for the six months ended July 31, 2012, and approximately 91% of consolidated net revenues from continuing operations for the six months ended July 31, 2011. Approximately 94% of this segment’s net revenues for the six months ended July 31, 2012 were associated with four construction projects including two that are substantially complete.

As discussed above, the financial results for this business last year reflected a transition period for us between major projects. Substantial work on our current active projects did not commence until the latter half of the year ended January 31, 2012. This resulted in depressed net revenues for this business segment last year, particularly in the six month period ended July 31, 2011. In the current year, the net revenues recognized by the power industry services business have been earned on projects that were included in our construction contract backlog at January 31, 2012. As a result, our backlog declined during the current year, from $415 million at January 31, 2012 to $286 million as of July 31, 2012. Our backlog does not include any amounts related to the Moxie Projects.

Telecommunications Infrastructure Services

The new business of the telecommunications infrastructure services segment that is described above contributed significantly to the current year increase in net revenues, from $3.9 million for the six months ended July 31, 2011 to $10.5 million for the six months ended July 31, 2012.

Cost of Revenues

Due primarily to the increase in condensed consolidated net revenues from continuing operations for the six months ended July 31, 2012 compared with the costs for the six months ended July 31, 2011, the corresponding condensed consolidated cost of revenues also increased. These costs were $123.3 million and $33.8 million for the six months ended July 31, 2012 and 2011, respectively. Our gross profit percentage has been maintained at a consistent level this year (overall gross profit percentages were 15.6% and 15.7% for the three and six months ended July 31, 2012, respectively), however, the percentage for the current period compared unfavorably with the gross profit percentages of 20.2% achieved in the corresponding period last year. The prior year gross profit benefited from the recognition of final incentive fees earned by GPS in connection with the completion last year of two major construction projects. Also, as described above, the profitability of our operations for the current period was adversely affected by the $1.6 million charge to cost of revenues recorded in the current quarter related to the Altra legal matter that is described in Note 13 to our condensed consolidated financial statements.

Selling, General and Administrative Expenses

These costs increased by $1,192,000, or 23.2%, to approximately $6,325,000 for the six months ended July 31, 2012 from approximately $5,133,000 for the corresponding period of last year reflecting the inclusion of general and administrative costs of $387,000 incurred by the Moxie Project entities in our consolidated results for the current period, an increase of $570,000 in cash incentive pay earned during the current period, and an increase of $219,000 in the recorded amount of compensation expense related to outstanding stock options for the current period, offset in part by minor reductions in several other expense categories.

Income Tax Expense

For the six months ended July 31, 2012, we incurred income tax expense related to continuing operations of $6,108,000 reflecting an estimated annual effective income tax rate for continuing operations of 36.3% which differed from the expected federal income tax rate of 35% due primarily to the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences. For the six months ended July 31, 2011, we incurred income tax expense of $1,198,000 related to continuing operations which reflected an estimated annual effective income tax rate of 34.7%.

Liquidity and Capital Resources as of July 31, 2012

The amount of cash and cash equivalents increased during the six months ended July 31, 2012 to a balance of $186.8 million compared with a balance of $156.5 million as of January 31, 2012. Consolidated working capital increased during the current year to $84.5 million as of July 31, 2012 from approximately $76.3 million as of January 31, 2012. We have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”) that expires in May 2013.

Net cash in the amount of $33.6 million was provided by the operating activities of continuing operations during the six months ended July 31, 2012. Income from continuing operations for the six months ended July 31, 2012 was $10.5 million. We also received payments on projects during the current year due to the achievement of billing milestones, which resulted in a $12.3 million temporary increase in the net amount of billings in excess of costs and estimated earnings. The increase in spending on active construction projects resulted in an increase of $16.3 million in the balance of accounts payable and accrued expenses during the current year, a source of cash for the six months ended July 31, 2012. Amortization of the amounts of construction costs prepaid by GPS and the utilization of prepaid income taxes contributed to an overall decline in the balance of prepaid expenses and other assets during the current year, representing a source of cash in the amount of $1.4 million for the six months ended July 31, 2012. The aggregate amount of non-cash adjustments to income from continuing operations represented a net source of cash of approximately $987,000 for the current year, including compensation expense related to outstanding stock options, depreciation and amortization and deferred income tax expense of $568,000, $370,000 and $49,000, respectively.

Increases in the amounts retained by customers and amounts billed by SMC were the primary causes for the balance of accounts receivable to increase during the six months ended July 31, 2012, representing a use of cash in the amount of $6.0 million. Net cash of $78,000 was used by the operating activities of discontinued operations during the six months ended July 31, 2012, representing primarily the payment of legal bills by VLI. As a result of the foregoing, the net amount of cash provided by operations for the six months ended July 31, 2012 was $33.5 million.

The balance of cash and cash equivalents increased by $23.6 million during the six months ended July 31, 2011 to a balance of $106.9 million as of July 31, 2011 compared with a balance of $83.3 million as of January 31, 2011. Net cash of $21.5 million was provided by the operating activities of continuing operations during the six months ended July 31, 2011. Net income from continuing operations for the current period was $2.3 million. We also received payments from the owners of projects covering outstanding and certain committed expenditures resulting in a $16.2 million temporary increase in the amount of billings in excess of costs and estimated earnings during the prior year. With the wind-down of the construction projects in Connecticut and Northern California, we experienced reductions in accounts receivable and costs and estimated earnings in excess of billings which provided net cash during the prior year period in the amounts of $1.7 million and $883,000, respectively. The completion of the construction project in Northern California also resulted in the release of restrictions on the cash balance segregated for this project providing cash in the amount of $1.2 million for the six months ended July 31, 2011. An increase in accounts payable and accrued liabilities provided net cash during the six months ended July 31, 2011 in the amount of $1.1 million. The amount of non-cash adjustments to income from continuing operations last year represented a net source of cash of approximately $922,000, including primarily depreciation and amortization and stock compensation expense in the amounts of $406,000 and $349,000, respectively. The balance of prepaid expenses and other current assets increased by $2.8 million as net cash was used during the period in order to prepay certain annual insurance premiums and to make short-term loans in connection with certain business opportunities. Net cash of $316,000 was used in the operating activities of discontinued operations during the six months ended July 31, 2011.

During the six months ended July 31, 2012, we used net cash in investing activities in the amount of $3.8 million due to expenditures for property and equipment, including $2.0 million expended by GPS for the purchase of an office property including a building large enough to combine the staff of GPS into one facility, and to eliminate the need for multiple leased offices in Connecticut, and $1.5 million used by the Moxie Project entities. During the six months ended July 31, 2012, we received net cash from financing activities in the amount of $610,000 due to the receipt of cash proceeds from the exercise of warrants and stock options in the amounts of $496,000 and $114,000, respectively.

We have pledged the majority of the Company’s assets to secure our financing arrangement with the Bank, as amended. Its consent is required for acquisitions and divestitures. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. The arrangement also requires the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At July 31, 2012 and January 31, 2012, we were in compliance with each of these financial covenants as we had no senior debt outstanding at either date.

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

At July 31, 2012, most of the balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations and without any exposure to European sovereign bonds. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

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

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of July 31, 2012, the total amount of outstanding surety bonds issued under such arrangements was approximately $2.9 million. We earned approximately $86,000 in fees during the six months ended July 31, 2012 in connection with such arrangements; none in the six months ended July 31, 2011.

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

The following table presents the determinations of EBITDA for continuing operations for the six months ended July 31, 2012 and 2011:

	2012	2011
Income from continuing operations, as reported	$10,528,000	$2,265,000
Interest expense	27,000	—
Income tax expense	6,108,000	1,198,000
Amortization of purchased intangible assets	121,000	175,000
Depreciation	249,000	231,000

EBITDA	$17,033,000	$3,869,000

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

	2012	2011
EBITDA	$17,033,000	$3,869,000
Current income tax expense	(6,059,000)	(1,031,000)
Interest expense	(27,000)	—
Non-cash stock compensation expense	568,000	349,000
Decrease in restricted cash	—	1,243,000
(Increase) decrease in accounts receivable	(6,012,000)	1,732,000
Change related to the timing of scheduled billings	10,300,000	17,089,000
Increase in accounts payable and accrued liabilities	16,337,000	1,071,000
Decrease (increase) in prepaid expenses and other assets	1,429,000	(2,837,000)

Net cash provided by continuing operating activities	$33,569,000	$21,485,000

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

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for the price associated with that scope change. The costs associated with a scope change are expensed as incurred and included in the estimated amount of cost to complete the contract. We recognize net revenue on an unapproved change order when realization of price approval is probable. As of July 31, 2012, an unapproved change order in the amount of approximately $2,100,000 was included in the total contract value amount and reflected in the estimated total cost amount of the corresponding contract. Subsequent to July 31, 2012, it was approved by the project owner. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes net revenues from a claim only when an agreement on the amount of the claim has been reached.

Goodwill and Other Indefinite-Lived Intangible Assets

In connection with the acquisitions of GPS and SMC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. Other than goodwill, most of our purchased intangible assets were determined to have finite useful lives. At July 31, 2012, the total carrying value of goodwill and the remaining purchased intangible asset with an indefinite life totaled approximately $18.7 million, which represented approximately 8% of consolidated total assets. This amount included $18.5 million in goodwill related to the acquisition of GPS.

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

In July 2012, the FASB issued Accounting Standards Update 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. In a manner similar to that provided in ASU 2011-08, the new amendments provide an entity with an option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If not, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the asset and perform a quantitative impairment test by comparing the fair value with the carrying amount of the indefinite-lived intangible asset (i.e., the trade name of SMC). Early adoption is permitted for these new amendments that would be otherwise become effective for us on February 1, 2013. As the amendments do not change how an entity measures an impairment loss, they are not expected to affect the information reported to users of our consolidated financial statements

Long-Lived Assets

In the past, our long-lived assets consisted primarily of equipment used in our operations. However, through the consolidated variable interest entities, we have also accumulated project costs related to the development of two natural gas-fired power plants in the aggregate amount of approximately $2,985,000, including approximately $1,516,000 incurred in the six months ended July 31, 2012. These costs have been capitalized and are included in the net balance for property and equipment included in our condensed consolidated balance sheet as of July 31, 2012. Also, in June 2012, GPS purchased an office building and underlying land for a total purchase price of $1,955,000. It plans to combine its staff into this one facility. Fixed assets are carried at cost and are depreciated over their estimated useful lives, ranging from five to twenty years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes.

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

Deferred Tax Assets

As of July 31, 2012 and January 31, 2012, our condensed consolidated balance sheets included net deferred tax assets in the total amounts of $1,451,000 and $1,529,000, respectively, resulting from our future deductible temporary differences. In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, we believe that the historically strong earnings performance of our power industry services business segment will continue during the periods in which the applicable temporary income tax differences become deductible. Accordingly, we believe that it is more likely than not that we will realize the benefit of our net deferred tax assets. The amounts of income from operations before income taxes for this business segment were $15.1 million and $21.6 million for the fiscal years ended January 31, 2012 and 2011, respectively, and $17.2 million for the six months ended July 31, 2012.

Stock Options

We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the awards and recognize the corresponding expense amounts over the vesting periods. Options to purchase 173,000 shares of our common stock were awarded during the six months ended July 31, 2012 with a weighted average fair value per share amount of $5.29. The amount of compensation expense recorded during the six months ended July 31, 2012 related to vesting stock options was $568,000. We use the Black-Scholes option pricing model to compute the fair value of stock options.

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

Variable Interest Entities

Primarily due to the Moxie Projects not having sufficient equity investment to permit them to finance their activities without additional financial support, these entities are considered to be variable interest entities under current accounting guidance (“VIEs”). A company is deemed to be the primary beneficiary of a VIE and must consolidate the entity if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Despite not having an ownership interest in the Moxie Projects, we concluded that GPI is currently the primary beneficiary of both VIEs due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects are not successful, the opportunity for GPI to receive development success fees and the possibility of GPI obtaining two large EPC contracts for the construction of the power plants. The power plant development costs that are discussed above have been incurred by the Moxie Project entities. In addition, these variable interest entities have incurred operating expenses of approximately $214,000 and $387,000 during the three and six months ended July 31, 2012, respectively, which are included in the amount of selling, general and administrative expenses contained in our condensed consolidated statements of operations for the current year. Due to our expectation that the loans and related accrued interest will be repaid to GPI by the Moxie Project VIEs, we have also recorded income tax benefit related to their operating losses for the six months ended July 31, 2012 resulting in a corresponding deferred tax asset in the amount of $145,000 as of July 31, 2012.

Legal Contingencies

As discussed in Note 13 to the accompanying condensed consolidated financial statements, we are involved in several legal matters where litigation has been initiated or claims have been made against us. We are vigorously defending ourselves in each case. At this time, we do not believe that additional material loss is probable related to any of the current matters discussed therein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the complexity and/or outcomes of these legal matters change, significant losses or additional costs may be recorded. For the six months ended July 31, 2012, our assessments resulted in an increase of over $300,000 in the estimate of legal costs expected to be incurred by us in the process of defending ourselves against plaintiff allegations. However, if a claim is dismissed, the operating results of a future reporting period may reflect the favorable effects of the reversal of the accrued liability that the Company has established for expected legal fees.

Adopted and Other Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required as we are permitted to use the scaled disclosures for smaller reporting companies for our report on Form 10-Q for the quarter ended July 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of July 31, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended July 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Included in Note 13 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings as of July 31, 2012. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES (not applicable to us)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Title

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934

Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934

Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Exhibit No.	Title

Exhibit 101.INS#	XBRL Instance Document

Exhibit 101.SCH#	XBRL Schema Document

Exhibit 101.CAL#	XBRL Calculation Linkbase Document

Exhibit 101.LAB#	XBRL Labels Linkbase Document

Exhibit 101.PRE#	XBRL Presentation Linkbase Document

Exhibit 101.DEF#	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

September 13, 2012	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer

September 13, 2012	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Senior Vice President, Chief Financial Officer and Secretary