Form 10-Q
period 2012-10-31
ARGAN INC
filed 2012-12-14
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2012

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

Common stock, $0.15 par value, 13,937,365 shares as of December 10, 2012.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

OCTOBER 31, 2012

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2012	January 31, 2012
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$196,056,000	$156,524,000
Accounts receivable, net of allowance for doubtful accounts	25,761,000	16,053,000
Costs and estimated earnings in excess of billings	1,000,000	2,781,000
Deferred income tax assets	991,000	691,000
Prepaid expenses and other current assets	1,916,000	4,528,000

TOTAL CURRENT ASSETS	225,724,000	180,577,000
Property and equipment, net of accumulated depreciation	8,270,000	2,761,000
Goodwill	18,476,000	18,476,000
Other intangible assets, net of accumulated amortization	2,392,000	2,574,000
Deferred income tax and other assets	123,000	864,000

TOTAL ASSETS	$254,985,000	$205,252,000

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$43,790,000	$29,524,000
Accrued expenses	8,315,000	6,751,000
Dividends payable	8,359,000	—
Billings in excess of costs and estimated earnings	82,558,000	68,004,000

TOTAL CURRENT LIABILITIES	143,022,000	104,279,000
Other liabilities	10,000	10,000

TOTAL LIABILITIES	143,032,000	104,289,000

COMMITMENTS AND CONTINGENCIES (Note 14)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 13,940,598 and 13,661,098 shares issued at October 31 and January 31, 2012, respectively; 13,937,365 and 13,657,865 shares outstanding at October 31 and January 31, 2012, respectively	2,091,000	2,049,000
Warrants outstanding	15,000	590,000
Additional paid-in capital	93,640,000	89,714,000
Retained earnings	17,289,000	8,944,000
Treasury stock, at cost – 3,233 shares at October 31 and January 31, 2012	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	113,002,000	101,264,000
Noncontrolling interest (variable interest entities)	(1,049,000)	(301,000)

TOTAL EQUITY	111,953,000	100,963,000

TOTAL LIABILITIES AND EQUITY	$254,985,000	$205,252,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net revenues
Power industry services	$70,527,000	$41,269,000	$206,364,000	$79,678,000
Telecommunications infrastructure services	3,959,000	2,328,000	14,430,000	6,254,000

Net revenues	74,486,000	43,597,000	220,794,000	85,932,000

Cost of revenues
Power industry services	58,173,000	35,248,000	173,339,000	65,807,000
Telecommunications infrastructure services	3,177,000	1,882,000	11,339,000	5,113,000

Cost of revenues	61,350,000	37,130,000	184,678,000	70,920,000

Gross profit	13,136,000	6,467,000	36,116,000	15,012,000
Selling, general and administrative expenses	3,780,000	2,735,000	10,105,000	7,868,000

Income from operations	9,356,000	3,732,000	26,011,000	7,144,000
Other (expense) income, net	(11,000)	33,000	(29,000)	84,000

Income from continuing operations before income taxes	9,345,000	3,765,000	25,982,000	7,228,000
Income tax expense	3,632,000	1,460,000	9,741,000	2,658,000

Income from continuing operations	5,713,000	2,305,000	16,241,000	4,570,000

Discontinued operations
Income (loss) on discontinued operations (including gains on disposal of $58,000 and $1,286,000 for the three and nine months ended October 31, 2011, respectively)	—	(365,000)	(405,000)	444,000
Income tax benefit (expense)	—	72,000	120,000	(326,000)

Income (loss) on discontinued operations	—	(293,000)	(285,000)	118,000

Net income	5,713,000	2,012,000	15,956,000	4,688,000
Add – Loss attributable to noncontrolling interest	352,000	—	748,000	—

Net income attributable to the stockholders of Argan	$6,065,000	$2,012,000	$16,704,000	$4,688,000

Earnings per share attributable to the stockholders of Argan:
Continuing operations (Note 13)
Basic	$0.44	$0.17	$1.24	$0.34

Diluted	$0.43	$$0.17	$1.21	$0.33

Discontinued operations
Basic	$—	$(0.02)	$(0.02)	$0.01

Diluted	$—	$(0.02)	$(0.02)	$0.01

Net income
Basic	$0.44	$0.15	$1.22	$0.34

Diluted	$0.43	$0.15	$1.19	$0.34

Weighted average number of shares outstanding:
Basic	13,822,000	13,609,000	13,728,000	13,605,000

Diluted	14,106,000	13,744,000	14,075,000	13,715,000

Cash dividend declared per common share	$0.60	$0.50	$0.60	$0.50

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,956,000	$4,688,000
Removal of loss (income) on discontinued operations	285,000	(118,000)

Income from continuing operations	16,241,000	4,570,000
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Deferred income tax expense (benefit)	406,000	(19,000)
Stock option compensation expense	906,000	475,000
Amortization of purchased intangibles	182,000	262,000
Depreciation	385,000	344,000
Changes in operating assets and liabilities:
Restricted cash	—	1,243,000
Accounts receivable, net	(9,708,000)	(4,086,000)
Costs and estimated earnings in excess of billings	1,781,000	(4,218,000)
Prepaid expenses and other assets	2,618,000	(4,374,000)
Accounts payable and accrued expenses	15,872,000	14,217,000
Billings in excess of costs and estimated earnings	14,588,000	43,939,000

Net cash provided by continuing operating activities	43,271,000	52,353,000
Net cash used in discontinued operating activities	(78,000)	(15,000)

Net cash provided by operating activities	43,193,000	52,338,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(5,928,000)	(135,000)
Net cash provided by the sale of the assets of VLI	—	2,502,000

Net cash (used in) provided by investing activities	(5,928,000)	2,367,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options and warrants	2,267,000	51,000

Net cash provided by financing activities	2,267,000	51,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	39,532,000	54,756,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	156,524,000	83,292,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$196,056,000	$138,048,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$6,519 ,000	$3,765,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2012

(Unaudited)

NOTE 1 - DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided over 90% of consolidated net revenues for the periods presented herein, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets in the United States for a wide range of customers including public utilities and independent power project owners. The Company determined that GPS is the primary beneficiary of two variable interest entities that were formed during the year ended January 31, 2012, for the purpose of developing a pair of gas-fired power plants. The combination of GPS and the variable interest entities represents the power industry services business segment. Through SMC, the services of the telecommunications infrastructure services segment include project management, construction, installation and maintenance provided to commercial, local government and federal government customers primarily in the mid-Atlantic region.

Basis of Presentation

The consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries and two variable interest entities for which GPS is deemed to be the primary beneficiary (see Note 3 below). The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 16, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

The condensed consolidated balance sheet as of October 31, 2012, the condensed consolidated statements of operations for the three and nine months ended October 31, 2012 and 2011, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2012 and 2011 are unaudited. The condensed consolidated balance sheet as of January 31, 2012 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2012 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

NOTE 2 - DECLARATION OF SPECIAL CASH DIVIDEND

In September 2012, the Company’s Board of Directors declared a special cash dividend of $0.60 per share of common stock, which was paid on November 7, 2012 to stockholders of record at the close of business on October 11, 2012.

NOTE 3 - VARIABLE INTEREST ENTITIES

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

In May 2012, Gemma Power, Inc. (“GPI,” an affiliate of GPS that is wholly owned by Argan) agreed to the amendment and restatement of a development agreement with Moxie that was executed in May 2011. This arrangement has provided GPI with means to support the initial development of these two projects with loans and an opportunity to make equity investments to cover fully the anticipated costs of the development efforts. As amended and restated, it contemplates that GPI will extend loans to the Moxie Projects that may total up to $9 million. With the approval of the Company’s board of directors, GPI could increase the loan total to $10 million. Among other modifications to the arrangement, the maturity date for all current and future loans has been reset to no later than September 30, 2014. Earlier repayment of the loans for each Moxie Project shall occur in accordance with the agreement upon the closing of corresponding construction financing. Also, such financing, should it occur, shall cause the cash payment of certain development success fees from the Moxie Projects to both GPI and Moxie, provided that the terms of the corresponding construction financing do not require that the fees be paid in the form of subordinated notes. The Company’s commitment to provide project development financing shall expire no later than December 31, 2013.

Through October 31, 2012, GPI had provided approximately $4.8 million to the Moxie Projects under initial and additional development loans. Moxie has supported the arrangement by providing GPI with a first priority lien and security interest in all of the assets of the Moxie Projects, limited recourse guarantees of all of the obligations of the projects to GPI, and first priority liens on its membership interests in the two projects. At the time that either of the project entities secures construction and working capital financing, GPI shall be paid certain preferred development fees. The admission of any additional investor that would change the control of Moxie or either of the Moxie Projects would be subject to the prior approval of GPI. Under the amended and restated development agreement, Moxie has provided GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts (“EPC Contracts”).

Primarily due to the Moxie Projects not having sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities are considered to be variable interest entities under current accounting guidance (“VIEs”). Despite not having an ownership interest in the Moxie Projects, the Company has concluded that GPI is currently the primary beneficiary of these VIEs due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects are not successful, the opportunity for GPI to receive development success fees and the possibility of GPI obtaining two large EPC contracts for the construction of the power plants. Operating losses incurred by the Moxie Project entities, before interest expense, were $352,000 and $739,000, respectively, for the three and nine months ended October 31, 2012, and have been included in the accompanying condensed consolidated statements of operations for the current year periods.

The condensed consolidated balance sheets as of October 31, 2012 and January 31, 2012 included the following amounts related to the VIEs. Accrued liabilities include amounts owed by the Moxie Projects to Moxie which amounts were $730,000 and $224,000 at October 31, 2012 and January 31, 2012, respectively.

	October 31,	January 31,
	2012	2012
Cash and cash equivalents	$222,000	$75,000
Construction project costs	4,728,000	1,469,000

Total assets	$4,950,000	$1,544,000

Accounts payable	$195,000	$27,000
Accrued liabilities	905,000	224,000

Total liabilities	$1,100,000	$251,000

NOTE 4 - DISPOSITION OF DISCONTINUED OPERATIONS

VLI, a wholly owned subsidiary representing the Company’s nutritional products business segment, completed the sale of substantially all of its assets (the “Asset Sale”) to NBTY Florida, Inc. (“NBTY”) in March 2011. The Asset Sale was consummated for an aggregate cash purchase price of up to $3,100,000 including $800,000 that was paid at closing. The remaining $2,300,000 was placed into escrow. VLI was paid from the escrow amount the cost of all pre-closing inventory sold, used or consumed by December 11, 2011 and it was paid the amounts of all pre-closing accounts receivable of VLI that were collected by September 30, 2011. In December 2011, the funds remaining in the escrow account after the payments to VLI were returned to NBTY. During the nine months ended October 31, 2011, VLI received cash proceeds from the escrow account in the aggregate amount of $1,737,000. Amounts received from the escrow account were recorded as proceeds of the Asset Sale upon receipt.

The financial results of this business through April 30, 2012 have been presented as discontinued operations in the accompanying condensed consolidated financial statements, including legal costs associated with this business. Such costs incurred subsequent to April 30, 2012 have been reflected in the operating results of continuing operations; costs were not material for the three and nine months ended October 31, 2012. Net revenues of the discontinued operations for the nine months ended October 31, 2011 were approximately $1,460,000.

NOTE 5 - CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash is held on deposit at Bank of America (the “Bank”) in excess of federally insured limits. Management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At October 31, 2012, a significant portion of the balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank.

Pursuant to the requirements of an amended construction contract executed in May 2010, GPS established a separate bank account that was used to pay the costs defined as “reimbursable costs” that were incurred on the related construction project and to receive cost reimbursement payments from the project owner. During the nine months ended October 31, 2011, GPS completed the project and the remaining funds in this account in the amount of $1,243,000 were released from restriction.

NOTE 6 - ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at October 31, 2012 and January 31, 2012 were approximately $17.2 million and $9.8 million, respectively. Such retainages represent amounts withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the customer. The lengths of retention periods may vary, but for material amounts they typically range between nine months and two years.

The allowance for doubtful accounts at both October 31, 2012 and January 31, 2012 was approximately $5.6 million. In fiscal year 2010, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, this remaining account receivable amount is fully reserved. The amounts of the provision for accounts receivable losses for the three and nine month periods ended October 31, 2012 and 2011 were not material.

The amount of accounts receivable included in the condensed consolidated balance sheet as of October 31, 2012 also included a balance of approximately $2.1 million that has been due since late September 2012 from a solar energy field project owner. The project owner has represented to GPS that its ability to make a substantial payment on this balance is dependent upon its receipt of funding from the U.S. Department of Treasury under a federal program established for the advanced payment of cash to the developers of specified renewable energy property in lieu of tax credits (a “Section 1603 Grant”). The application for a Section 1603 Grant for this project was filed by the project owner in the approximate amount of $7.8 million. Management has reviewed the owner’s application for this project that was placed in service in August 2012, believes it to be accurately prepared in compliance with the published program requirements, and considers the balance to be collectible. As a result, no reserve has been recorded against this accounts receivable balance.

NOTE 7 - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

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

The tables below set forth the aggregate amounts of costs incurred and earnings accrued on uncompleted contracts compared with the billings for those contracts through October 31, 2012 and January 31, 2012, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the condensed consolidated balance sheets at those dates.

	October 31,	January 31,
	2012	2012
Costs incurred on uncompleted contracts	$288,499,000	$106,379,000
Estimated accrued earnings	44,882,000	12,121,000

	333,381,000	118,500,000
Less - Billings to date	414,939,000	183,723,000

Billings in excess of costs and estimated earnings on uncompleted contracts, net	$81,558,000	$65,223,000

Costs and estimated earnings in excess of billings	$1,000,000	$2,781,000
Billings in excess of costs and estimated earnings	82,558,000	68,004,000

Billings in excess of costs and estimated earnings on uncompleted contracts, net	$81,558,000	$65,223,000

NOTE 8 - PROPERTY AND EQUIPMENT

Property and equipment at October 31, 2012 and January 31, 2012 consisted of the following:

	October 31, 2012	January 31, 2012
Land	$360,000	$—
Building and leasehold improvements	2,090,000	208,000
Machinery and equipment	3,138,000	2,700,000
Trucks and other vehicles	1,705,000	1,817,000
Construction project costs (variable interest entities)	4,728,000	1,469,000

	12,021,000	6,194,000
Less – accumulated depreciation	3,751,000	3,433,000

Property and equipment, net	$8,270,000	$2,761,000

In June 2012, GPS purchased an office building and the underlying land for $1,955,000 cash. The building is large enough to combine the staff of GPS into one facility, and the purchase eliminated the need for leased office space in Connecticut.

Depreciation expense amounts related to the property and equipment of continuing operations were $136,000 and $112,000 for the three months ended October 31, 2012 and 2011, respectively, and were $385,000 and $344,000 for the nine months ended October 31, 2012 and 2011, respectively. The costs of maintenance and repairs for continuing operations totaled $92,000 and $89,000 for the three months ended October 31, 2012 and 2011, respectively, and $263,000 and $208,000 for the nine months ended October 31, 2012 and 2011, respectively. The Company also occupies certain facilities and uses construction equipment under non-cancelable operating leases and other rental agreements. The amounts of rent included in the selling, general and administrative expenses of continuing operations were $101,000 and $109,000 for the three months ended October 31, 2012 and 2011, respectively, and were $319,000 and $332,000 for the nine months ended October 31, 2012 and 2011, respectively. The amounts of rent incurred on construction projects and included in the costs of revenues of continuing operations were $1,465,000 and $1,094,000 for the three months ended October 31, 2012 and 2011, respectively, and were $5,719,000 and $1,904,000 for the nine months ended October 31, 2012 and 2011, respectively.

NOTE 9 - OTHER INTANGIBLE ASSETS

Other than goodwill, the Company’s intangible assets consisted of the following amounts at October 31, 2012 and January 31, 2012:

		October 31, 2012			January 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	Net Amount
Trade name - GPS	15 years	$3,643,000	$(1,432,000)	$2,211,000	$2,393,000
Trade name - SMC	Indefinite	181,000	—	181,000	181,000

Other intangible assets, net		$3,824,000	$(1,432,000)	$2,392,000	$2,574,000

Amortization expense amounts were $61,000 and $87,000 for the three months ended October 31, 2012 and 2011, respectively, and were $182,000 and $262,000 for the nine months ended October 31, 2012 and 2011, respectively.

NOTE 10 - FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank. The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4,250,000 that is available until May 31, 2013, with interest at LIBOR plus 2.25%. There were no borrowings outstanding under the Bank financing arrangements as of October 31, 2012 or January 31, 2012. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10,000,000.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is required for acquisitions and divestitures. The Bank requires that the Company comply with certain financial covenants including debt limits and debt service coverage requirements. At October 31, 2012 and January 31, 2012, the Company was in compliance with the financial covenants of its amended financing arrangements. The amended financing arrangements also contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. If the Company’s performance results in noncompliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, management would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of any outstanding senior debt.

NOTE 11 - STOCK-BASED COMPENSATION

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of the Company’s common stock reserved for issuance thereunder. The Stock Plan, which will expire in July 2021, serves to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, the Company’s board of directors may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Option Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, a ten-year term, and typically shall become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Company’s board of directors, typically one year from the date of award. At October 31, 2012, there were 201,500 reserved shares of the Company’s common stock available for awards under the Stock Plan.

A summary of activity under the Option and Stock Plans for the nine months ended October 31, 2012 is presented below:

Options	Shares	Weighted Average Exercise Price/Share	Weighted Average Remaining Contract Term (Years)	Weighted Average Fair Value/Share
Outstanding, January 31, 2012	817,000	$12.10	4.94	$5.68
Granted	173,000	$16.32
Forfeited	(30,000)	$8.66
Exercised	(121,000)	$8.75

Outstanding, October 31, 2012	839,000	$13.58	5.08	$5.86

Exercisable, October 31, 2012	546,000	$11.88	4.65	$6.05

Exercisable, January 31, 2012	605,000	$11.47	4.89	$5.89

A summary of the change in the number of nonvested options to purchase shares of common stock for the nine months ended October 31, 2012 is presented below:

	Shares	Weighted Average Fair Value/Share
Nonvested, January 31, 2012	212,000	$5.09
Granted	173,000	$5.29
Forfeited	(5,000)	$6.32
Vested	(87,000)	$3.99

Nonvested, October 31, 2012	293,000	$5.51

Compensation expense amounts related to stock options were $338,000 and $126,000 for the three months ended October 31, 2012 and 2011, respectively, and were $906,000 and $475,000 for the nine months ended October 31, 2012 and 2011, respectively.

At October 31, 2012, there was $718,000 in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next eight months. The total intrinsic value of the stock options exercised during the nine months ended October 31, 2012 was approximately $1,015,000. At October 31, 2012, the intrinsic values of outstanding and exercisable stock options were $3,533,000 and $3,223,000, respectively.

The fair value of each stock option granted in the nine-month period ended October 31, 2012 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Nine Months Ended October 31, 2012
Dividend yield	—
Expected volatility	36.21%
Risk-free interest rate	2.00%
Expected life in years	4.35

In June 2011, the Company awarded 5,000 shares of restricted stock to an employee. The aggregate market value of the shares is being amortized over the two-year vesting period to compensation expense, which was approximately $19,000 and $9,000 for the nine months ended October 31, 2012 and 2011, respectively.

The Company also has outstanding warrants to purchase 4,000 shares of the Company’s common stock remaining, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003. The warrants were issued to three individuals who became the executive officers of the Company upon completion of the offering and to an investment advisory firm. All remaining warrants are currently exercisable and will expire in December 2012. Warrants to purchase 156,000 shares of the Company’s common stock were exercised in the nine months ended October 31, 2012.

NOTE 12 - INCOME TAXES

The Company’s income tax expense amounts related to continuing operations for the nine months ended October 31, 2012 and 2011 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate (35% for 2012; 34% for 2011) to the income from continuing operations before income taxes as shown in the table below.

	Nine Months Ended October 31,
	2012	2011
Computed expected income tax expense	$9,093,000	$2,458,000
State income taxes, net of federal tax benefit	1,073,000	373,000
Permanent deductions, net	(648,000)	(257,000)
Other adjustments, net	223,000	84,000

	$9,741,000	$2,658,000

For the nine months ended October 31, 2012 and 2011, the favorable tax effects of permanent differences relate primarily to the tax benefit of the domestic manufacturing deduction for the period. Other adjustments for the nine months ended October 31, 2012 includes primarily a federal return to provision adjustment in the amount of $116,000.

As of October 31, 2012, the amount presented in the condensed consolidated balance sheet for accrued expenses included accrued income taxes of approximately $869,000. As of January 31, 2012, the amount presented in the condensed consolidated balance sheet for prepaid expenses and other current assets included prepaid income taxes of approximately $1,602,000.

The Company’s condensed consolidated balance sheets as of October 31, 2012 and January 31, 2012 included net deferred tax assets in the amounts of approximately $1,094,000 and $1,529,000, respectively, resulting from future deductible temporary differences. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

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

NOTE 13 - INCOME (LOSS) PER SHARE

Basic income (loss) per share amounts for the three and nine months ended October 31, 2012 and 2011 were computed by dividing income (loss) by the weighted average number of shares of common stock that were outstanding during the applicable period.

Diluted income per share amounts for the three months ended October 31, 2012 and 2011 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 284,000 and 135,000 common stock equivalent shares representing their total dilutive effects for the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended October 31, 2012 and 2011 excluded the effects of options to purchase approximately 121,000 and 458,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable period. Diluted income per share amounts for the nine months ended October 31, 2012 and 2011 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 347,000 shares and 111,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the nine months ended October 31, 2012 and 2011 also excluded the anti-dilutive effects of options to purchase approximately 389,000 and 508,000 shares of common stock, respectively.

Diluted loss per share amounts for discontinued operations for the nine months ended October 31, 2012 and the three months ended October 31, 2011 were computed by dividing the loss amount by the weighted average number of outstanding common shares for the applicable period. The effects of outstanding options and warrants to purchase shares of common stock were not reflected in the computations as the losses made the common stock equivalents anti-dilutive for the periods.

The income per share amounts for continuing operations attributable to the stockholders of Argan for the three and nine months ended October 31, 2012 were based on the amounts of income from continuing operations excluding the net losses attributable to the noncontrolling interest; such income amounts were $6,065,000 and $16,989,000, respectively.

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

Delta-T Corporation (“Delta-T”) was a major subcontractor to GPS on the Project. In January 2009, GPS and Delta-T executed a Project Close-Out Agreement (the “Close-Out”) which settled all contract claims between the parties and included a settlement payment in the amount of $3.5 million that GPS made to Delta-T. In the Close-Out, Delta-T also agreed to prosecute any lien claims against Altra, to assign to GPS the first $3.5 million of any resulting proceeds and to indemnify and defend any claims against GPS related to the Project. In addition, GPS received a guarantee from Delta-T’s parent company in support of the indemnification commitment. Delta-T assigned its lien rights related to the Project to GPS which advised the parties that it would be pursuing only the assigned lien rights of Delta-T, amounting to approximately $21.2 million, for the remainder of this action.

In April 2009, a subcontractor (“DCR”) to Delta-T received an arbitration award in its favor against Delta-T in the amount of approximately $6.8 million (the “Judgment Award”). In December 2009, the Judgment Award was confirmed in federal district court in Florida. In April 2009, DCR also filed suit in the District Court of Thayer County, Nebraska, in order to recover its claimed amount of $6.8 million, as amended, from a payment bond issued to Altra on behalf of GPS. Delta-T did not pay or satisfy any portion of the award and it abandoned its defense of the surety company.

In December 2011, DCR filed a separate lawsuit against GPS relating to the Project in the District Court of Thayer County, Nebraska, alleging claims against GPS for failure to furnish the surety bond upon request and unjust enrichment. DCR claims that, to the extent that the bonding company is successful in asserting a notice defense to DCR’s claim, GPS is liable for DCR’s damages for failing to furnish the bond when requested. DCR’s unjust enrichment claim alleges that GPS received payments from Altra that exceeded the scope of GPS’s work on the Project and should have been paid to lower tier subcontractors such as DCR; its complaint seeks damages in the amount of $6.1 million plus interest, costs and attorney fees.

In August 2012, the applicable parties executed settlement agreements that resulted in the dismissal of the claims against GPS and its surety company, with prejudice, and the assignment of DCR’s mechanics lien claim against the escrowed Altra Project sales proceeds to GPS. In connection with these settlements, GPS agreed to make cash payments to DCR. We made these payments that totaled $1,875,000 in August 2012. The payments were funded, in part, by a cash payment received during the current year from Delta-T’s parent company in the amount of $275,000. The net amount of $1,600,000 was included as a charge to the cost of revenues of GPS in July 2012 and, accordingly, is reflected in the condensed consolidated results of operations for the nine months ended October 31, 2012.

Subsequent to the execution of the settlement agreements and the payments made by GPS, DCR’s former counsel filed notice of a charging lien, claiming that DCR is indebted to counsel in excess of $1.8 million in fees and costs. In addition, a subcontractor to DCR on the Altra Project filed a motion asking the court to set aside the dismissals or, in the alternative, to reconsider them. In October 2012, the court vacated the prior orders of dismissal, permitted DCR’s former counsel to file a complaint and set a trial date for the charging lien claim for February 2013. Because the complaint fails to state any claim against GPS or its surety company, motions for dismissal of the complaint were filed; the court has scheduled a hearing related to this matter for December 2012.

The Company intends to vigorously pursue the enforcement of the settlement agreements and the pursuit of the lien claims against the Altra Project assigned to GPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period. No additional provision for loss related to these matters was recorded in the condensed consolidated statement of operations for the three and nine months ended October 31, 2012. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of additional loss can be reasonably estimated by GPS, the impacts of the change will be reflected in the consolidated financial statements at that time.

Tampa Bay Nutraceutical Company

On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“TBN”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by TBN to VLI in June 2007 and allege (1) breach of contract; (2) fraudulent misrepresentation; and (3) various warranty breaches, among other allegations. TBN alleges compensatory damages in excess of $42 million. The Company has vigorously defended this litigation. Since 2011, the parties were engaged primarily in legal activity concerning TBN’s failure to provide proper discovery responses to VLI. In August 2012, the court ordered TBN to pay to VLI, by September 17, 2012, a sanction award in the amount of $295,000 covering the costs and expenses incurred by VLI as a result of TBN’s repeated disobedience of court orders. As TBN failed to do so, the court issued a final judgment in favor of VLI, ordering that TBN’s pleadings in this matter be stricken and dismissing all of plaintiff’s claims with prejudice. However, in September 2012, TBN filed an appeal in the Florida’s Second District Court of Appeal for reconsideration of the sanction award decision.

Although the Company believes it has meritorious arguments, it is impracticable to assess the likelihood of an unfavorable ultimate outcome in this matter or to estimate a likely range of damages, if there are any ultimately awarded by the court. The Company has maintained that it is reasonably possible that the ultimate resolution of the litigation with TBN could result in a material adverse effect on the results of operations of the Company for a future reporting period. However, if the dismissal of the claims of TBN is upheld by the District Court, the operating results of a future reporting period may reflect the favorable effects of the reversal of the accrued liability that the Company has established for expected legal fees.

NOTE 15 - MAJOR CUSTOMERS

The Company’s significant customer relationships for the current year included three power industry service customers which accounted for approximately 60%, 23% and 10%, respectively, of consolidated net revenues from continuing operations for the three months ended October 31, 2012, and approximately 57%, 15% and 7%, respectively, of consolidated net revenues from continuing operations for the nine months ended October 31, 2012.

Last year, the Company’s significant customer relationships also included three power industry service customers which accounted for approximately 46%, 40% and 5%, respectively, of consolidated net revenues from continuing operations for the three months ended October 31, 2011, and approximately 34%, 35% and 21%, respectively, of consolidated net revenues from continuing operations for the nine months ended October 31, 2011.

NOTE 16 - SEGMENT REPORTING

The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries – GPS and SMC, respectively.

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended October 31, 2012. The “Other” column includes the Company’s corporate and unallocated expenses.

Three Months Ended October 31, 2012	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$70,527,000	$3,959,000	$—	$74,486,000
Cost of revenues	58,173,000	3,177,000	—	61,350,000

Gross profit	12,354,000	782,000	—	13,136,000
Selling, general and administrative expenses	2,042,000	452,000	1,286,000	3,780,000

Income (loss) from operations	10,312,000	330,000	(1,286,000)	9,356,000
Other (expense) income, net	(12,000)	—	1,000	(11,000)

Income (loss) from continuing operations before income taxes	$10,300,000	$330,000	$(1,285,000)	9,345,000

Income tax expense				3,632,000

Income from continuing operations				$5,713,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$77,000	$58,000	$1,000	$136,000

Fixed asset additions	$2,092,000	$47,000	$—	$2,139,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$198,531,000	$3,995,000	$52,459,000	$254,985,000

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended October 31, 2011. As above, the “Other” column includes the Company’s corporate and unallocated expenses.

Three Months Ended October 31, 2011	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$41,269,000	$2,328,000	$—	$43,597,000
Cost of revenues	35,248,000	1,882,000	—	37,130,000

Gross profit	6,021,000	446,000	—	6,467,000
Selling, general and administrative expenses	1,518,000	423,000	794,000	2,735,000

Income (loss) from operations	4,503,000	23,000	(794,000)	3,732,000
Other (expense) income, net	30,000	—	3,000	33,000

Income (loss) from continuing operations before income taxes	$4,533,000	$23,000	$(791,000)	3,765,000

Income tax expense				1,460,000

Income from continuing operations				$2,305,000

Amortization of purchased intangibles	$87,000	$—	$—	$87,000

Depreciation	$53,000	$58,000	$1,000	$112,000

Fixed asset additions	$23,000	$53,000	$—	$76,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$153,573,000	$2,783,000	$32,945,000	$189,301,000

Presented below are summarized operating results and certain other financial data of the Company’s reportable continuing business segments for the nine months ended October 31, 2012. The “Other” column includes the Company’s corporate and unallocated expenses.

Nine Months Ended October 31, 2012	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$206,364,000	$14,430,000	$—	$220,794,000
Cost of revenues	173,339,000	11,339,000	—	184,678,000

Gross profit	33,025,000	3,091,000	—	36,116,000
Selling, general and administrative expenses	5,533,000	1,333,000	3,239,000	10,105,000

Income (loss) from operations	27,492,000	1,758,000	(3,239,000)	26,011,000
Other (expense) income, net	(31,000)	—	2,000	(29,000)

Income (loss) from continuing operations before income taxes	$27,461,000	$1,758,000	$(3,237,000)	25,982,000

Income tax expense				9,741,000

Income from continuing operations				$16,241,000

Amortization of purchased intangibles	$182,000	$—	$—	$182,000

Depreciation	$205,000	$178,000	$2,000	$385,000

Fixed asset additions	$5,707,000	$221,000	$—	$5,928,000

Presented below are summarized operating results and certain other financial data of the Company’s reportable continuing business segments for the nine months ended October 31, 2011. As above, the “Other” column includes the Company’s corporate and unallocated expenses.

Nine Months Ended October 31, 2011	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$79,678,000	$6,254,000	$—	$85,932,000
Cost of revenues	65,807,000	5,113,000	—	70,920,000

Gross profit	13,871,000	1,141,000	—	15,012,000
Selling, general and administrative expenses	4,263,000	1,159,000	2,446,000	7,868,000

Income (loss) from operations	9,608,000	(18,000)	(2,446,000)	7,144,000
Other (expense) income, net	70,000	—	14,000	84,000

Income (loss) from continuing operations before income taxes	$9,678,000	$(18,000)	$(2,432,000)	7,228,000

Income tax expense				2,658,000

Income from continuing operations				$4,570,000

Amortization of purchased intangibles	$262,000	$—	$—	$262,000

Depreciation	$153,000	$188,000	$3,000	$344,000

Fixed asset additions	$23,000	$109,000	$3,000	$135,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2012, and the results of their operations for the three and nine months ended October 31, 2012 and 2011, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 that was filed with the Securities and Exchange Commission on April 13, 2012 (the “2012 Annual Report”).

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

Business Description

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. We have also determined that GPS is the primary beneficiary of two variable interest entities that were formed during the year ended January 31, 2012 for the purpose of developing a pair of gas-fired power plants. The combination of GPS and the variable interest entities represents our power industry services business segment. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to local governments, the federal government, telecommunications and broadband service providers as well as electric utilities. Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At October 31, 2012, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company.

Overview

For the three months ended October 31, 2012 (the third quarter of our fiscal year 2013), consolidated net revenues from continuing operations were $74.5 million which represented an increase of $30.9 million from net revenues from continuing operations of $43.6 million for the third quarter of last year. Net income attributable to our stockholders for the three months ended October 31, 2012 was $6.1 million, or $0.43 per diluted share. We reported net income attributable to our stockholders of $2.0 million, or $0.15 per diluted share, for the three months ended October 31, 2011.

For the nine months ended October 31, 2012, consolidated net revenues from continuing operations were $220.8 million which represented a significant increase of $134.9 million from net revenues from continuing operations of $85.9 million for the comparable period last year. Net income attributable to our stockholders for the nine months ended October 31, 2012 was $16.7 million, or $1.19 per diluted share. We reported net income attributable to our stockholders of $4.7 million, or $0.34 per diluted share, for the nine months ended October 31, 2011. Due to income from continuing operations in the amount of $16.2 million and favorable changes in working capital accounts, our balance of cash and cash equivalents increased by $39.5 million to $196.1 million during the nine month period ended October 31, 2012.

Our strong operating results for the three and nine months ended October 31, 2012, compared with the corresponding periods last year, are due to increased business activity in both of our business segments. Most significantly for GPS, construction efforts associated with its Sentinel project have provided in excess of 60% of the net revenues of the power industry services business segment for the current year. This power plant construction project, which is approximately 70% complete, includes the design, procurement and construction of an 800 megawatt gas-fired electricity peaking facility located in Southern California. The telecommunications infrastructure services segment earned a substantial portion of its net revenues for the three and nine months ended October 31, 2012 by providing outside plant services to the One Maryland Broadband Network project. This effort, sponsored by the State of Maryland for the deployment of a state-wide, high-speed, fiber optic network, intends to connect over 1,000 community anchor institutions in every county in the state while interconnecting and extending three independent information networks.

As of October 31, 2012, the value of our construction contract backlog was $236 million compared with a backlog value of $415 million as of January 31, 2012. Approximately 90% of our current backlog relates to two projects, the Sentinel project described above and a 49.9 megawatt biomass-fired power plant under construction in east Texas. The rest of the backlog amount primarily relates to a pair of wind-farm projects and a solar-powered energy facility.

Outlook

Current economic conditions in the United States reflect ongoing weakness in construction and many other industry sectors. Stubbornly high unemployment, the depressed state of the housing industry, reduced state and local government budgets and sluggish manufacturing activity have all contributed to significant reductions in construction spending in the United States from pre-recession levels. Affecting us more specifically, these factors have resulted in minimal new demands for electricity which in turn has resulted in power plant operators experiencing less urgency to build new electricity-generating power plants. In addition, the remaining instability in the financial markets may be continuing to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. Adding to an overall sense of economic uncertainty in the United States are concerns about the near-term future tax rates on income, long-term capital gains and dividends; the elimination of popular tax breaks for certain business industries; the expiration of tax incentives for certain types of investments including renewable energy projects; and drastic automatic federal spending cuts.

The power industry has not fully recovered from the recessionary decline in the demand for power in the United States. As it will likely take at least several years for power consumption to reach 2007 peak levels, certain existing power plants will continue to operate with spare capacity to produce electricity. Despite the reductions in the demand for power, certain regions of the country continued to add power generation facilities over the last several years, wind energy facilities in particular. The combination of these new electricity generation plants and excess power generation capacity elsewhere may obviate the need to build power plants during the expected recovery period for power demand.

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the latest recession. The federal government has failed to pass comprehensive energy legislation, including incentives or mandates for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. At present, there is no bipartisan agreement regarding the approval of government incentives for sources of renewable power in either legislative house of Congress, certain of which are scheduled to expire at the end of the year. With the future availability of renewable energy tax incentives unknown, potential energy project developers and investors are hesitant to make commitments related to new renewable energy generation facilities. As a result, the likelihood of our booking additional wind and solar power projects next year is uncertain.

Although certain coal-fired power plants have been shut down and the demand for coal has been adversely affected by the inexpensive supply of natural gas in the United States, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth. New regulations regarding air pollution are being promulgated by states and the U.S. Environmental Protection Agency (the “EPA”). However, these measures are subject to a number of legal challenges. Earlier this year, a federal appeals court upheld the EPA’s greenhouse gas regulations, affirming the EPA’s finding that greenhouse gases such as carbon dioxide endanger public health and likely have been responsible for global warming. However, in August 2012, the same appeals court struck down an EPA rule that placed tight curbs on coal-fired power plant emissions across state lines.

We believe that it is likely that the soft demand for power will continue to limit the number of new energy plant construction opportunities through our fiscal year ending January 31, 2014. In addition, we expect that the new opportunities which do arise will continue to result in fierce competition among bidders. The reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment in our construction sector. Certain of our competitors are global engineering and construction firms, substantially larger than us. On occasion, our relatively smaller size is evaluated to be a risk by potential project owners. Known competitors have reduced prices, willing to sacrifice margin in order to keep work crews busy. Other construction companies have entered our sector of the industry looking for new work at low margins. Although the power sector has been one of the primary drivers of the recovery of overall nonresidential construction spending in 2012, the strength has weakened in the last several months according to construction industry analysts.

However, we continue to believe that the long-term prospects for energy plant construction are extremely favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing (“fracking”) have led to a boom in natural gas supply, driving prices to historic lows. There is evidence that the abundant availability of cheap less carbon-intense natural gas represents a significant factor in the economic assessment of the future for coal-fired power plants. The EPA has demonstrated recent restraint in the amount of regulation contained in its initial federal fracking rules. It also appears that the presidential administration is evolving in its support for increased natural gas exploration and production. Hard to ignore in this economic environment marked by high unemployment rates are a series of reports describing the significant contributions that the nonconventional oil and gas exploration industry is making to capital spending and employment in this country. Earlier this year, for the first time since the U.S. Energy Information Agency began compiling monthly statistics, natural gas and coal had the same share (approximately 32%) of the country’s net power generation. In July 2012, natural gas also supplied 32% of the nation’s electrical power, up from 27% a year ago according to federal government data. For the nine months ended September 30, 2012, compared to the comparable period a year ago, the shares of net electrical power generation in this country represented by natural gas and other renewables (including wind, biomass and solar) increased by 26% and 13%, respectively, while the share represented by coal declined by 16%.

We also expect that continuing concerns about the safety, high cost and the construction cost overrun risk of nuclear power plants eventually will spur future development of renewable and cleaner gas-fired power generation facilities which should result in new power facility construction opportunities for us. The demand for electrical power in this country is expected to grow steadily over the long term. Certain sectors of the construction industry are reporting strong year-over-year improvements in spending, including lodging, education, office space and manufacturing. Recent manufacturing conditions in the United States have generally improved according to analysts as output accelerated, new orders increased and capacity utilization increased, although at a sluggish pace. Analysts also report that trend data for the current year shows the office sector continuing to recover as the net absorption of office space is positive. These developments suggest increasing demands for power in the future.

Increasing demands for electricity, the ample supply of natural gas, and the expected retirement of old coal, nuclear and oil powered energy plants, should result in gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix.

During this difficult time for the construction industry, particularly our sector, and until the recovery for our sector of the construction industry becomes more robust, we are focused on the effective and efficient completion of our current construction projects and the control of costs, which we expect to result in higher net revenues and favorable profit results for our fiscal year ending January 31, 2013 compared with the results for the year ended January 31, 2012. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects. This approach may result in a lower volume of new business bookings until the demand for new power generation facilities and the other construction industry sectors recover fully. We will strive to conserve cash and to maintain an overall strong balance sheet. However, we are seeing new business opportunities that include an opportunity to make an investment in the ownership of a new project, at least during the development phase of the project, in order to improve the probability of an EPC contract award (see additional discussion below). Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks.

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

Moxie Energy Projects

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of completing a project for an owner such as a government agency or a commercial enterprise. These teaming arrangements are generally dissolved upon completion of the project. In May 2012, Gemma Power, Inc. (“GPI,” an affiliate of GPS that is wholly owned by us) agreed to the amendment and restatement of a development agreement with Moxie Energy, LLC (“Moxie”) which was executed last year, and which has provided GPI with an opportunity to support the initial development of two power plant projects with loans and the option to provide additional development loans and/or equity investments to cover anticipated future costs. Moxie has two natural gas-fired power plant projects under development in the Marcellus Shale region of Pennsylvania. The strategy of Moxie is to develop these power plants (the “Moxie Projects”) near the natural gas source and to provide transmitted electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipeline from well to power production plant.

Through October 31, 2012, GPI had provided approximately $4.8 million in cash to the Moxie Projects under initial development loans. Moxie has supported the arrangement by providing GPI with a series of liens, security interests, guarantees and development fee preferences (see Note 3 to the accompanying condensed consolidated financial statements) which, together with the loans, provide us with substantial financial control over the Moxie Projects. Under the amended and restated development agreement, Moxie has provided us with the right to provide construction services for the two projects under engineering, procurement and construction contracts (“EPC Contracts”).

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

To date, the activities of the Moxie Projects have been focused on 1) securing the necessary permits to build and operate the power plants and to transmit the electricity produced there to users, 2) obtaining financing for the remaining costs of development, 3) completing an electricity supply agreement with a customer and 4) engaging energy plant operators in negotiations for the purchase of the projects. The completion of negotiations and agreements that would assure our construction of the power plants may not occur until the end of our fourth quarter. The commencement and completion of the Moxie Projects are dependent upon financing and are subject to numerous regulatory permitting processes. Applications for permits may be opposed by individuals or environmental groups, resulting in delays and possible non-issuance of the permits. There are no assurances that Moxie will obtain financing for the Moxie Projects, or that the necessary permits will be obtained in order to allow construction work to proceed as scheduled. Failure to complete the planned development of the Moxie Projects as anticipated could result in a write-off adjustment related to the balance of construction project costs which was included in property and equipment in the amount of approximately $4.7 million as of October 31, 2012. Such an adjustment could have a material adverse impact on our operating results for a future reporting period.

Discontinued Operations

On March 11, 2011, we completed the sale of substantially all of the assets of Vitarich Laboratories, Inc. (“VLI”), a wholly-owned subsidiary that represented our nutritional products business, to NBTY Florida, Inc. (“NBTY”). The asset sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by the purchaser of certain trade payables, accrued expenses and remaining obligations under VLI’s facility leases. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. Subsequently, VLI was paid approximately $1,737,000 cash from the escrow amount as purchased inventory was used in production by NBTY and purchased accounts receivable balances were collected. Amounts received from the escrow account were recorded as sale proceeds upon receipt. In December 2011 and pursuant to the terms of the asset sale agreement, the funds remaining in the escrow account were returned to NBTY.

The financial results of this business through April 30, 2012 have been presented as discontinued operations in the accompanying condensed consolidated financial statements, including legal costs associated with this business. Such costs incurred subsequent to April 30, 2012 have been reflected in the operating results of continuing operations; costs were not material for the three and nine months ended October 31, 2012. The loss on discontinued operations (incurred during the first quarter) for the nine months ended October 31, 2012 was $285,000. Last year, due to the gain on the disposal of this business in the amount of $1,286,000 recorded during the period, we reported income from discontinued operations for the nine months ended October 31, 2011 in the amount of $118,000.

Comparison of the Results of Operations for the Three Months Ended October 31, 2012 and 2011

The following schedule compares the results of our operations for the three months ended October 31, 2012 and 2011. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding quarter.

	2012		2011
Net revenues
Power industry services	$70,527,000	94.7%	$41,269,000	94.7%
Telecommunications infrastructure services	3,959,000	5.3%	2,328,000	5.3%

Net revenues	74,486,000	100.0%	43,597,000	100.0%

Cost of revenues **
Power industry services	58,173,000	82.5%	35,248,000	85.4%
Telecommunications infrastructure services	3,177,000	80.2%	1,882,000	80.8%

Cost of revenues	61,350,000	82.4%	37,130,000	85.2%

Gross profit	13,136,000	17.6%	6,467,000	14.8%
Selling, general and administrative expenses	3,780,000	5.1%	2,735,000	6.3%

	9,356,000	12.5%	3,732,000	8.5%
Other income (expense), net	(11,000)	*	33,000	0.1%

Income from continuing operations before income taxes	9,345,000	12.5%	3,765,000	8.6%
Income tax expense	3,632,000	4.8%	1,460,000	3.3%

Income from continuing operations	$5,713,000	7.7%	$2,305,000	5.3%

Income (loss) on discontinued operations	$—	—%	$(293,000)	(0.7)%

Net income	$5,713,000	7.7%	$2,012,000	4.6%

*	Less than 0.1%.
**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.

Net Revenues

Power Industry Services

The net revenues of the power industry services business increased by $29.2 million to $70.5 million for the three months ended October 31, 2012 compared with net revenues of $41.3 million for the third quarter last year. The net revenues of this business represented approximately 95% of consolidated net revenues from continuing operations for both the three months ended October 31, 2012 and the three months ended October 31, 2011.

The operating results of this business for the current quarter reflected favorable performance on seven construction projects, including a gas-fired peaking power plant in Southern California, a biomass-fired power plant located in East Texas for which we received the full notice to proceed in May 2012, three wind farms and two solar-panel installation projects. The net revenues associated with the gas-fired project represented over 63% of this segment’s net revenues for the current quarter. This project is scheduled for completion during the summer of calendar year 2013.

The financial results for this business last year reflected a transition period for us between major projects. In the period December 2010 to October 2011, we substantially completed three energy plant construction projects. Substantial work on new projects did not commence until the latter half of the fiscal year ended January 31, 2012. As a result, the net revenues of our power industry services business last year were adversely impacted, particularly during the first three quarters of the fiscal year.

Telecommunications Infrastructure Services

Primarily due to the new business discussed below, the net revenues of the telecommunications services business of SMC increased by 70% to $4.0 million for the three months ended October 31, 2012 compared with net revenues in the amount of $2.3 million for the three months ended October 31, 2011.

Historically, a major portion of this segment’s revenue-producing activity has been performed pursuant to task or work orders issued under master agreements with SMC’s major customers. For the three months ended October 31, 2012, approximately 33% of SMC’s net revenues were derived from outside plant services provided for the One Maryland Broadband Network project. As identified above, this effort is sponsored by the State of Maryland for the deployment of a state-wide, high-speed, fiber optic network. Our largest customer in this project is Howard County, Maryland, a key partner with the state representing a collaborative inter-government consortium of local Maryland governments that is deploying one of the three independent networks. SMC’s exposure to the state of Maryland under this program led to the award to us by the state of a fiber optic network equipment procurement order. Our performance under this project resulted in net revenues for the three months ended October 31, 2012 that represented approximately 13% of SMC’s business for the current quarter.

Cost of Revenues

Due primarily to the increase in condensed consolidated net revenues from continuing operations for the three months ended October 31, 2012 compared with last year’s third quarter, the corresponding condensed consolidated cost of revenues also increased. These costs were $61.4 million and $37.1 million for the three months ended October 31, 2012 and 2011, respectively. Our gross profit percentage was increased in the third quarter (overall gross profit percentages were 17.6% and 16.4% for the three and nine months ended October 31, 2012, respectively), and the percentage for the current quarter compared favorably with the gross profit percentages of 14.8% achieved in the corresponding period of last year, due primarily to the profitable performance of activities on several projects of both business segments.

Selling, General and Administrative Expenses

These costs increased by $1,045,000, or 38%, to approximately $3,780,000 for the current quarter from approximately $2,735,000 for the third quarter last year reflecting the inclusion of general and administrative costs of $352,000 incurred by the Moxie Project entities in our consolidated results for the current quarter, an increase of $212,000 in the recorded amount of compensation expense related to outstanding stock options for the current quarter, and an increase of $198,000 in salaries and related benefits earned during the current quarter. However, expressed as a percentage of consolidated net revenues, selling, general and administrative expenses declined to 5.1% for the current quarter compared with a percentage of 6.3% for the corresponding quarter last year.

Income Tax Expense

For the three months ended October 31, 2012, we incurred income tax expense related to continuing operations of $3,632,000 reflecting an estimated annual effective income tax rate for continuing operations of 37.3% which differs from the expected federal income tax rate of 35% due primarily to the unfavorable effects of state income taxes and other adjustments partially offset by the favorable effect of permanent differences. For the three months ended October 31, 2011, we recorded income tax expense related to continuing operations of $1,460,000, which reflected an estimated annual effective income tax rate of 36.2%.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2012 and 2011

The following schedule compares the results of our operations for the nine months ended October 31, 2012 and 2011. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding period.

	2012		2011
Net revenues
Power industry services	$206,364,000	93.5%	$79,678,000	92.7%
Telecommunications infrastructure services	14,430,000	6.5%	6,254,000	7.3%

Net revenues	220,794,000	100.0%	85,932,000	100.0%

Cost of revenues **
Power industry services	173,339,000	84.0%	65,807,000	82.6%
Telecommunications infrastructure services	11,339,000	78.6%	5,113,000	81.8%

Cost of revenues	184,678,000	83.6%	70,920,000	82.5%

Gross profit	36,116,000	16.4%	15,012,000	17.5%
Selling, general and administrative expenses	10,105,000	4.6%	7,868,000	9.2%

	26,011,000	11.8%	7,144,000	8.3%
Other income (expense), net	(29,000)	*	84,000	0.1%

Income from continuing operations before income taxes	25,982,000	11.8%	7,228,000	8.4%
Income tax expense	9,741,000	4.5%	2,658,000	3.1%

Income from continuing operations	$16,241,000	7.3%	$4,570,000	5.3%

(Loss) income on discontinued operations	$(285,000)	(0.1)%	$118,000	0.1%

Net income	$15,956,000	7.2%	$4,688,000	5.4%

*	Less than 0.1%.
**	The cost of revenues percentage amounts represent the percentage of net revenues of the applicable segment.

Net Revenues

Power Industry Services

The net revenues of the power industry services business increased by $126.7 million to $206.4 million for the nine months ended October 31, 2012 compared with net revenues of $79.7 million for the corresponding period last year. The net revenues of this business represented approximately 93% of consolidated net revenues from continuing operations for both the nine months ended October 31, 2012 and for the nine months ended October 31, 2011. Approximately 15% of this segment’s net revenues for the nine months ended October 31, 2012 were associated with two construction projects that are substantially complete.

As discussed above, the financial results for this business last year reflected a transition period for us between major projects. During the year ended January 31, 2012, construction activities on two major projects wound down, and were completed by the end of the year. Substantial work on our current active projects did not commence until the latter half of the fiscal year ended January 31, 2012. As a result, the net revenues for this business segment were depressed last year, including the nine month period ended October 31, 2011. In the current year, a significant portion of the net revenues recognized by the power industry services business has been earned on new projects that were included in our construction contract backlog at January 31, 2012. Due to performance under our construction contracts, backlog has declined during the current year, from $415 million at January 31, 2012 to $236 million as of October 31, 2012. It does not include any amounts related to the Moxie Projects.

Telecommunications Infrastructure Services

The new business of the telecommunications infrastructure services segment that is described above contributed to the significant current year increase in net revenues, from $6.3 million for the nine months ended October 31, 2011 to $14.4 million for the nine months ended October 31, 2012.

Cost of Revenues

Due primarily to the increase in condensed consolidated net revenues from continuing operations for the nine months ended October 31, 2012, compared with the cost for the nine months ended October 31, 2011, the corresponding condensed consolidated cost of revenues also increased. These costs were $184.7 million and $70.9 million for the nine months ended October 31, 2012 and 2011, respectively. We achieved a consolidated gross profit percentage of 16.4% for the nine months ended October 31, 2012. However, the percentage for the current period declined slightly when compared to the gross profit percentage of 17.5% achieved in the corresponding period last year. The prior year gross profit benefited from the recognition of final incentive fees earned by GPS in connection with the completion last year of two major construction projects referred to above. Also, the profitability of our operations for the current period was adversely affected by a charge to cost of revenues in the amount of $1,600,000 recorded in the second quarter. This charge related to the Altra legal matter that is described in Note 14 to our condensed consolidated financial statements. During the second quarter, we reached an agreement with DCR (a subcontractor on the Altra construction project), which resulted in the dismissal of its claims against GPS and its surety company, and the assignment of DCR’s mechanics lien claim against the escrowed Altra project sales proceeds to GPS. In connection with this settlement, we agreed to make cash payments to DCR. We made these payments in August 2012.

Selling, General and Administrative Expenses

These costs increased by $2,237,000, or approximately 28%, to $10,105,000 for the nine months ended October 31, 2012 from $7,868,000 for the corresponding period of last year. The increase included $739,000 in costs incurred by the Moxie Project entities during the current period, an increase of $608,000 in cash incentive pay earned during the current period, and an increase of $431,000 in the recorded amount of compensation expense related to outstanding stock options for the current period, and smaller increases in the amounts of salaries, benefits and legal costs incurred during the current period. Expressed as a percentage of consolidated net revenues, selling, general and administrative expenses declined to 4.6% for the nine months ended October 31, 2012 compared with a percentage of 9.2% for the corresponding period of last year.

Income Tax Expense

For the nine months ended October 31, 2012, we incurred income tax expense related to continuing operations of $9,741,000 reflecting an estimated annual effective income tax rate for continuing operations of 37.3% which differs from the expected federal income tax rate of 35% due primarily to the unfavorable effects of state income taxes and other income tax adjustments partially offset by the favorable effect of permanent differences. For the nine months ended October 31, 2011, we incurred income tax expense related to continuing operations of $2,658,000, which reflected an estimated annual effective income tax rate of 36.2%.

Liquidity and Capital Resources as of October 31, 2012

The amount of cash and cash equivalents increased during the nine months ended October 31, 2012 to a balance of $196.1 million from a balance of $156.5 million as of January 31, 2012. Consolidated working capital increased during the current year to $82.7 million as of October 31, 2012 from approximately $76.3 million as of January 31, 2012. We have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”) that expires in May 2013.

Net cash in the amount of $43.3 million was provided by the operating activities of continuing operations during the nine months ended October 31, 2012. Income from continuing operations for the nine months ended October 31, 2012 was $16.2 million. We also received payments on projects during the current year due to the achievement of billing milestones, which resulted in a $14.6 million temporary increase in the net amount of billings in excess of costs and estimated earnings. The increase in construction efforts on active projects resulted in an increase of $15.9 million in the balance of accounts payable and accrued expenses during the current year, a source of cash for the nine months ended October 31, 2012, and an increase in the balance of accounts receivable in the amount of $9.7 million, a use of cash during the current period. However, the balance of costs and estimated earnings in excess of billings has declined during the nine months ended October 31, 2012, providing cash in the amount of $1.8 million. The aggregate amount of non-cash adjustments to income from continuing operations represented a net source of cash of approximately $1.9 million for the current year, including compensation expense related to outstanding stock options, depreciation and amortization and deferred income tax expense of $906,000, $567,000 and $406,000, respectively.

Net cash of $52.4 million was provided by the operating activities of continuing operations during the nine months ended October 31, 2011. Income from continuing operations for the prior year period was $4.6 million. We also received payments on new projects covering outstanding and certain planned expenditures resulting in a $43.9 million temporary increase in the amount of billings in excess of costs and estimated earnings during the period. The increasing construction activity associated with these projects also caused the amounts of accounts receivable and costs and estimated earnings in excess of billings to increase last year, representing uses of cash in the amounts of $4.1 million and $4.2 million, respectively. An associated increase in accounts payable and accrued liabilities provided net cash last year in the amount of $14.2 million. The completion of the construction project in Northern California resulted in the release of restrictions on the cash balance segregated for this project providing cash in the amount of $1.2 million. The amount of non-cash adjustments to income from continuing operations for the prior year period represented a net source of cash of approximately $1.1 million, including primarily stock compensation, depreciation and amortization expense amounts of $475,000, $344,000 and $262,000, respectively. The balance of prepaid expenses and other current assets increased by $4.4 million as net cash was used last year in order to make advance payments on certain necessary expenditures associated with the gas-fired power plant construction project in Southern California, to prepay certain annual insurance premiums and to make short-term loans in connection with certain new business opportunities.

Net cash of $78,000 was used by the operating activities of discontinued operations during the nine months ended October 31, 2012, representing primarily the payment of legal bills by VLI. Net cash of $15,000 was used in the operating activities of discontinued operations during the nine months ended October 31, 2011.

During the nine months ended October 31, 2012, we used net cash in investing activities in the amount of $5.9 million due to expenditures for property and equipment, including approximately $2.0 million expended by GPS for the purchase of an office property including a building large enough to combine the staff of GPS into one facility, and to eliminate the need for multiple leased offices in Connecticut, and $3.3 million used by the Moxie Project entities. During the nine months ended October 31, 2012, we received net cash from financing activities in the amount of $2.3 million due to the receipt of cash proceeds from the exercise of warrants and stock options in the amounts of $1.2 million and $1.1 million, respectively.

During the nine months ended October 31, 2011, net cash was provided by investing activities in the amount of $2.4 million due primarily to the receipt of cash proceeds from the sale of the assets of VLI. The exercise of stock options and warrants provided net cash proceeds from financing activities in the aggregate amount of $51,000 during the period.

We have pledged the majority of the Company’s assets to secure our financing arrangement with the Bank, as amended. Its consent is required for acquisitions and divestitures. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. The arrangement also requires the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At October 31, 2012 and January 31, 2012, we were in compliance with each of these financial covenants as we had no senior debt outstanding at either date.

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

At October 31, 2012, most of the balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

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

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of October 31, 2012, the total amount of outstanding surety bonds issued under such arrangements was approximately $2.9 million. We earned approximately $89,000 in fees during the nine months ended October 31, 2012 in connection with such arrangements; none in the nine months ended October 31, 2011.

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

The following table presents the determinations of EBITDA for continuing operations for the nine months ended October 31, 2012 and 2011:

	2012	2011
Income from continuing operations, as reported	$16,241,000	$4,570,000
Interest expense	44,000	—
Income tax expense	9,741,000	2,658,000
Amortization of purchased intangible assets	182,000	262,000
Depreciation	385,000	344,000

EBITDA	$26,593,000	$7,834,000

As we believe that our net cash flow from continuing operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash provided by continuing operating activities that are presented in our condensed consolidated statements of cash flows for the nine months ended October 31, 2012 and 2011:

	2012	2011
EBITDA	$26,593,000	$7,834,000
Current income tax expense	(9,335,000)	(2,677,000)
Interest expense	(44,000)	—
Non-cash stock compensation expense	906,000	475,000
Decrease in restricted cash	—	1,243,000
(Increase) in accounts receivable	(9,708,000)	(4,086,000)
Change related to the timing of scheduled billings	16,369,000	39,721,000
Increase in accounts payable and accrued liabilities	15,872,000	14,217,000
Decrease (increase) in prepaid expenses and other assets	2,618,000	(4,374,000)

Net cash provided by continuing operating activities	$43,271,000	$52,353,000

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

Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of net revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. A discussion of the Company’s critical accounting policies is included in Item 7 of the Company’s 2012 Annual Report. During the nine-month period ended October 31, 2012, there have been no material changes in the way we apply the critical accounting policies.

Adopted and Other Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure not required as we are permitted to use the scaled disclosures for smaller reporting companies for our report on Form 10-Q for the quarter ended October 31, 2012.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of October 31, 2012. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended October 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Included in Note 14 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings as of October 31, 2012. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in a period of weak recovery from a significant economic recession and major disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, and our dependence upon key managers and employees and our ability to retain them.

Our Annual Report on Form 10-K for the year ended January 31, 2012 describes a series of risks associated with our power industry services business, including the following:

•	Our dependence on one or a few customers could adversely affect us.

•	Our dependence on large construction contracts may result in uneven quarterly financial results.

•	Unsuccessful efforts to develop energy plant projects could result in write-offs.

•	If financing for new energy plants is unavailable, construction of such plants may not occur and we may lose any investment made in the projects.

As discussed above, approximately 93% of our consolidated net revenues from continuing operations for the nine months ended October 31, 2012 relates to three projects of the power industry services business. No significant construction projects have been booked this year. As a result, our construction project backlog has declined from $415 million as of January 31, 2012 to $236 million as of October 31, 2012. In addition, disclosure located elsewhere in this Quarterly Report on Form 10-Q for the nine months ended October 31, 2012 describes our involvement in the development of two gas-fired energy-plant projects located in the Marcellus Shale region of Pennsylvania.

Should we fail to obtain financing by transferring ownership of at least one of these two projects to an operator prior to the conclusion of development efforts, or fail to book any other significant new construction project prior to the end of the current fiscal year, our quarterly net revenues will decline and operating results will be adversely affected, particularly during the latter half of the fiscal year ending January 31, 2014. Also, the recovery of the development funding provided by us to the two energy plant projects would be jeopardized, resulting in the write-off of a substantial portion, or all, of the construction project costs included in our condensed consolidated balance sheet as of October 31, 2012 in the amount of $4,728,000.

Before investing in our securities, please consider these and the other risks more fully described in our Annual Report on Form 10-K for the year ended January 31, 2012. Other than as described above, there have been no material revisions to the risk factors that were described therein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ARGAN, INC.

December 14, 2012	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer

December 14, 2012	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Senior Vice President, Chief Financial Officer and Secretary