Form 10-K
period 2013-01-31
ARGAN INC
filed 2013-04-12
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2013

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

(301) 315-0027

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, $0.15 par value	NYSE MKT

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $96,714,000 on July 31, 2012 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE MKT stock exchange as reported for that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 8, 2013: 13,974,327 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on June 20, 2013 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES

2013 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

Argan, Inc. (“Argan”) conducts operations through its wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”), which together are referred to as the “Company,” “we,” “us,” or “our”. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. We have also determined that GPS is the primary beneficiary of two variable interest entities that were formed during the year ended January 31, 2012 for the purpose of developing a pair of gas-fired power plants. The combination of GPS and the variable interest entities represents our power industry services business segment. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, local governments, telecommunications and broadband service providers as well as electric utilities. SMC represents our telecommunications infrastructure services business segment. The net revenues of GPS represented approximately 94% of our consolidated net revenues from continuing operations for the fiscal year ended January 31, 2013. Financial information about our business segments is included in Note 17 to the accompanying consolidated financial statements.

Holding Company Structure

Argan was organized as a Delaware corporation in May 1961. We intend to make additional acquisitions and/or investments by identifying companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cash flows for us and value for our stockholders. Argan is a holding company with no operations other than its continuing investments in GPS and SMC. At January 31, 2013, there were no restrictions with respect to inter-company payments to Argan by GPS or SMC.

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

The net revenues of GPS, which represent our power industry services business segment, were approximately $261 million for the fiscal year ended January 31, 2013, or approximately 94% of our consolidated net revenues from continuing operations for the year.

Currently, we are under contract with CPV Sentinel, LLC (“CPV”), whose managing member is Competitive Power Ventures, Inc., for the design, construction and commissioning of an 800 megawatt simple cycle peaking power plant located near Desert Hot Springs, California, including the delivery and installation of eight gas turbines (the “Sentinel Project”). The current contract value for this project, which is estimated to be completed during the summer of 2013, is approximately $271 million. In calendar year 2012, we received a full notice to proceed and have commenced the performance of a project for East Texas Electric Cooperative, Inc. (“ETEC”) covering engineering, procurement and construction services for a 49.9 megawatt, biomass-fired power plant located near Woodville, Texas. The contract has a current value of approximately $168 million. The project is estimated to be completed in December 2014. Projects are also underway for the erection of a wind-energy farm in Cambria County, Pennsylvania and the installation of a solar energy field in Carver, Massachusetts with a combined contract value of approximately $34 million.

During the past two years, we completed construction of a 640 megawatt natural gas-fired power plant in California; a 200 megawatt electricity peaking plant in Connecticut; a wind-energy farm in the state of Illinois, including the installation of one-hundred thirty-four (134) wind turbines with a total power rating of approximately 200 megawatts; a solar energy facility consisting of approximately 19,800 photovoltaic panels located on a closed capped landfill in Canton, Massachusetts; and the addition of two wind turbines to an operational wind farm located in Steuben County, New York.

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a client, such as a government agency or a commercial enterprise, and are generally dissolved upon completion of the project or program. Under an agreement negotiated with Moxie Energy, LLC (“Moxie”) during the year ended January 31, 2012, we are supporting the development of two power plant projects with loans, covering most of the costs of the development, and design services. In return, Moxie has provided GPS with the right to provide construction services for the two projects under engineering, procurement and construction (“EPC”) contracts. To date, the activities of Moxie Liberty, LLC and Moxie Patriot, LLC (the “Moxie Project Entities”) have been focused on 1) obtaining the necessary permits to build and operate the power plants and to transmit the electricity produced there to users, 2) completing an electricity supply agreement with a customer, 3) engaging energy plant operators in negotiations for the purchase of the projects, and 4) securing permanent financing for the projects. The completion of negotiations and agreements that would assure our construction of the power plants should occur in fiscal year 2014. We have determined that the Moxie Project Entities, both wholly owned by Moxie, represent variable interest entities for which Gemma Power, Inc. (“GPI”, an affiliate of GPS and wholly owned by Argan) is the primary beneficiary. Accordingly, the accounts of these variable interest entities are included in our consolidated financial statements for the years ended January 31, 2013 and 2012.

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

Competition

GPS competes with numerous large and well capitalized private and public firms in the construction and engineering services industry. These competitors include SNC-Lavalin Group, Inc., a diversified Canadian construction and engineering firm; CH2M Hill Companies, Ltd., a worldwide professional engineering services firm; Shaw Group Inc. (acquired by Chicago Bridge & Iron Company N.V. in February 2013), a diversified firm providing consulting, engineering, construction and facilities management services; Skanska AB, a leading international project development and construction company; and John Wood Group PLC, a leading services provider (including engineering and construction) for the oil and gas and power generation markets. These and other competitors are multi-billion companies with thousands of employees. Other large competitors in this industry include Fagen Inc., Kiewit Corporation and business units of URS Corporation and EMCOR Group, Inc. GPS also may compete with regional construction services companies in the markets where projects are located.

In order to compete with these firms, we emphasize our proven track record as a cost-effective choice for the design, build and commissioning of natural gas-fired and alternative power energy systems. Our extensive experience includes the efficient completion of gas and oil-fired combined cycle plants, wood/coal-fired plants, waste-to-energy plants, wind farms, solar fields and biofuel processing facilities, all performed on an engineering, procurement, and construction contract basis. GPS provides a full range of competitively priced development, consulting, engineering, procurement, construction, commissioning and maintenance services to project owners. We are able to react quickly to their requirements while bringing a strong, experienced team to help navigate through difficult technical, scheduling and construction issues. We believe that we are uniquely positioned to assist in the development and delivery of innovative renewable energy solutions as world energy needs grow and efforts to combat global warming increase.

Customers

For the fiscal year ended January 31, 2013, GPS recognized net revenues under EPC contracts with CPV and ETEC which represented approximately 56% and 18% of consolidated net revenues from continuing operations, respectively. For the fiscal year ended January 31, 2012, GPS recognized net revenues under EPC contracts with CPV and a wholly-owned subsidiary of Invenergy Wind North America LLC which represented approximately 43% and 30% of consolidated net revenues from continuing operations, respectively. In addition, approximately 12% of consolidated net revenues for the year ended January 31, 2012 were associated with the electricity peaking plant located in Connecticut and completed in the prior fiscal year for GenConn Middletown, LLC.

Contract Backlog

Contract backlog represents the total accumulated value of projects awarded less the amounts of net revenues recognized to date on contracts at a specific point in time. We believe contract backlog is an indicator of future net revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and the future net revenues of GPS. At January 31, 2013, the Company had power industry service contracts covering the construction of four energy facilities, representing a total contract backlog of $180 million which compares with a total contract backlog of $415 million at January 31, 2012. As we concentrated efforts on successful performance of the power plant construction projects in our contract portfolio, only $26 million in the value of new work was added to contract backlog during the year ended January 31, 2013. However, we have been chosen to design and construct two natural-gas fired power plants in the Marcellus Shale region of Pennsylvania, including the power plant discussed below, and we expect to execute EPC contracts for these projects during the year ending January 31, 2014. Each plant is being developed in order to provide over 800 megawatts of electricity to the power grid on the East Coast.

On April 1, 2013, we announced that GPI had entered into a Consent and Intercreditor Agreement in connection with the design and construction of an 825 megawatt gas-fired power plant in Bradford County, Pennsylvania. GPI has been funding Moxie Liberty, LLC (“Moxie Liberty”) in the development of this power-plant project and has advanced approximately $3.6 million in working capital to the project. On March 28, 2013, Moxie entered into a Membership Interests Purchase Agreement with a third party investor who has agreed to provide advances for certain preconstruction costs. The consummation of the purchase of Moxie Liberty is contingent upon the third party investor securing permanent financing for the project. Should the third party investor consummate the purchase of Moxie Liberty, GPS would be engaged to design and build the plant under an EPC contract. Also, GPI would receive development success fees and repayment of the working capital advances plus accrued interest from the proceeds of the sale.

Regulation

Our power industry service operations are subject to various federal, state and local laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement, employee compensation and security clearance requirements on government projects. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that we have all the licenses required to conduct our current operations and that we are in substantial compliance with applicable regulatory requirements.

Telecommunications Infrastructure Services

Through SMC, we provide comprehensive technology wiring and utility construction solutions to customers in the mid-Atlantic region. We perform both outside plant and inside plant cabling services including the structuring, cabling, terminations and connectivity that provide the physical transport for high speed data, voice, video and security networks. The net revenues of SMC, which represents our telecommunications infrastructure services business segment, were $17 million for the fiscal year ended January 31, 2013, or approximately 6% of our consolidated net revenues from continuing operations.

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

Customers

Consistently, a major portion of SMC’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with SMC’s major customers. For the year ended January 31, 2013, approximately 39% of SMC’s net revenues were derived from outside plant services provided under a contract with Howard County, Maryland. Howard County, representing a collaborative inter-government consortium of local Maryland governments, is a key partner with the Maryland Department of Information Technology in the deployment of a state-wide, high-speed, fiber optic network that will connect over 1,000 community anchor institutions and span 4,200 miles across the state. The portion of the project which is the responsibility of Howard County represents over 60% of the state-wide project valued at approximately $115 million. SMC’s participation in this project has been provided under a two-year service contract awarded last year. We believe that SMC’s exposure to the state of Maryland under this program led to the award to us by the state of a fiber optic network equipment procurement order. Activities under this arrangement provided approximately 15% of SMC’s net revenues for the year ended January 31, 2013. In addition, approximately 11% of SMC’s net revenues for the year ended January 31, 2013, were earned from outside services provided to Southern Maryland Electric Cooperative (“SMECO”), a local electricity cooperative.

For the year ended January 31, 2012, approximately 25% of SMC’s net revenues were derived from outside plant services provided under the contract with Howard County and approximately 18% of SMC’s net revenues were earned from outside services provided to SMECO. None of SMC’s customers accounted for net revenues in excess of 10% of our consolidated net revenues from continuing operations for the fiscal years ended January 31, 2013 or 2012.

Contract Backlog

As referenced above, a substantial number of the tasks completed for Howard County and SMECO were completed under the terms of master agreements that include pre-negotiated labor rates or line item prices. At January, 31, 2013 and 2012, the estimated values of unfulfilled work orders, open customer purchase orders and projects expected to be completed under current contracts were approximately $2.0 million and $8.2 million, respectively, including an estimate of the value of the remaining tasks expected to be completed over the remaining term of the contract with Howard County.

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

Discontinued Operations

In December 2010, the Board of Directors of Argan approved management’s plan to dispose of the operations of the nutritional products line of business conducted by its wholly-owned subsidiary, Vitarich Laboratories, Inc. (“VLI”). In March 2011, we closed on the sale of substantially all of the assets of VLI to an unrelated company. The asset sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by the purchaser of certain trade payables, accrued expenses and remaining obligations under VLI’s facility leases. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. VLI was paid approximately $1,728,000 from the escrow account, representing (i) the amounts of all accounts receivable of VLI that were collected by September 30, 2011, and (ii) the cost of all closing inventory sold, used or consumed by the purchaser within nine months of the closing. In December 2011, the funds remaining in the escrow account were returned to the purchaser.

The financial results of this business through April 30, 2012 have been presented as discontinued operations in the accompanying consolidated financial statements, including legal costs associated with this business. Such costs incurred subsequent to April 30, 2012 have been reflected in the operating results of continuing operations; such costs were not material for the year ended January 31, 2013.

Financing Arrangements

We have financing arrangements with Bank of America (the “Bank”). The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2013, with interest at LIBOR plus 2.25%. There were no borrowed amounts outstanding under the revolving loan arrangement as of January 31, 2013. We may obtain standby letters of credit from the Bank in the ordinary course of business not to exceed $10.0 million. We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is required for acquisitions, divestitures and cash dividends. The amended financing arrangements contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. At January 31, 2013, we were in compliance with the financial covenants of the amended financing arrangements.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. GPS and SMC each have an experienced full time safety director committed to ensuring a safe work place, as well as compliance with applicable contracts, insurance and local and environmental laws. Contracts in the power and telecommunication infrastructure services industries may require performance bonds or other means of financial assurance to secure contractual performance. If we are unable to obtain surety bonds or letters of credit in sufficient amounts or at acceptable rates, we might be precluded from entering into additional contracts with certain of our customers. Under such circumstances and/or as a means to spread project risk, we may consider an arrangement with a joint venture party in order to provide the required bonding to a prospective project owner.

Although we have not been required to issue any letters of credit under the current financing arrangements, our Bank has committed to provide us with up to $10.0 million in irrevocable standby letters of credit as indicated above as collateral to support bonding commitments.

Employees

The total number of personnel employed by us is subject to seasonal fluctuations, the volume of construction in progress and the relative amount of work performed by subcontractors. In addition, for the construction of specific power facilities, we may employ union craft workers. At January 31, 2013, we had approximately 246 employees, all of whom were full-time, including 24 union members. We believe that our employee relations are good.

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

Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC without charge upon written request to:

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

Our customers may be impacted by the weak economic recovery in the United States, constraints in the credit market and high unemployment. They may delay, curtail or cancel proposed and existing projects, thus decreasing the overall demand for our services and adversely impacting our liquidity. In addition, project owners may continue to experience difficulty in raising capital for the construction of power-generation plants and renewable fuel production facilities due to substantial limitations on the availability of credit and other uncertainties in the credit markets. Customers may be reluctant to establish new supply relationships as the condition of the economy causes demand for their products to be weak. In general, if overall economic conditions do not improve steadily, the demand for our products and services may be adversely affected.

We may be unable to maintain our profitability.

Due primarily to the favorable operating results of GPS, we have generated income from continuing operations for five consecutive years — the fiscal years ended January 31, 2009 through 2013. As described in the risks presented below, our ability to maintain profitable continuing operations depends on many factors including the ability of the power industry services business segment to continue to obtain new construction projects and to complete its projects successfully. A substantial decline in the net revenues of GPS could have a material adverse effect on our ability to achieve net income in the future.

Our dependence on one or a few customers could adversely affect us.

The size of the energy plant construction projects of our power industry services segment frequently results in a limited number of projects contributing a substantial portion of our consolidated net revenues as described in Note 16 to the accompanying consolidated financial statements. Should we fail to replace projects that are completed by GPS with new projects, future net revenues and profits may be adversely affected.

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

From time to time, we, our directors and/or certain of our current officers may be named as parties to lawsuits. A discussion of our significant lawsuits appears in Item 3 of this Annual Report on Form 10-K and in Note 16 to the accompanying consolidated financial statements. It is not possible at this time to predict the likely outcome of these actions with certainty, and an adverse result in any of these lawsuits could have a material adverse effect on us. Litigation can involve complex factual and legal questions, proceedings may occur over several years and the outcomes are typically difficult to predict. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations over multi-year periods, which could adversely affect our financial condition, results of operations or cash flows.

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

We are a holding company with no operations other than our investments in GPS and SMC. The successful execution of our overall business plan could be based, in part, on our making additional acquisitions and/or investments that would provide positive cash flow to us and value to our stockholders. Additional companies meeting these criteria and that provide products and/or services to growth industries and are available for purchase at attractive prices are difficult to find. Discussions with the principal(s) of potential acquisition targets may be protracted and ultimately terminated for a variety of reasons. Due diligence investigations of attractive target companies may uncover unfavorable data. The negotiation and consummation of acquisition agreements may not be successful.

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

The financing arrangements with our Bank require that we maintain compliance with certain financial covenants at each fiscal quarter-end and include an acceleration clause which allows the Bank to declare any amounts outstanding under the debt arrangements due and payable if it determines in good faith that a material adverse change has occurred in our financial condition or that of any of our subsidiaries.

We are currently in compliance with our debt covenants, but there can be no assurance that we will continue to be in compliance. If our performance does not result in compliance with any of our financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the debt arrangements, including accelerating payments of any or all outstanding senior debt. These payments would have a significantly adverse impact on our liquidity and our ability to obtain additional capital thereby jeopardizing our ability to successfully execute our business plan. As of January 31, 2013, there were no borrowings outstanding under the financing arrangements.

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

The aggregate carrying amount of goodwill, other purchased intangible assets with indefinite lives and long lived purchased intangible assets included in our consolidated balance sheet as of January 31, 2013 was approximately $21 million, or approximately 9% of total consolidated assets and 17% of consolidated net assets.

We have continued to perform annual impairment assessments of the carrying values of goodwill and other indefinite-lived intangible assets as of November 1. Assessments of these assets as well as our long-lived assets may be conducted more frequently if we identify indications of impairment. Should the operating results of GPS or any future acquired company experience unexpected deterioration, we could be required to record significant impairment losses related to purchased intangible assets. Impairment losses, if any, would be recognized as operating expenses and would adversely affect future profitability.

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

Areas requiring significant estimates by our management include:

•	the application of the percentage-of-completion method of accounting and revenue recognition on contracts, change orders and contract claims;

•	the valuation of assets acquired and liabilities assumed in connection with business combinations;

•	the value of goodwill and recoverability of other purchased intangible assets;

•	provisions for income taxes and related valuation allowances;

•	accruals for estimated liabilities, including litigation reserves;

•	provisions for uncollectible receivables; and

•	the determination of stock-based compensation expense.

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

In the past, terrorist attacks have contributed to economic instability in the United States. Future acts of terrorism, violence or war could affect the markets in which we conduct operations, our business and our expectations. Armed hostilities may increase, or terrorist attacks, or responses from the United States, may lead to further acts of terrorism and civil disturbances in the United States or elsewhere, which may further contribute to economic instability in the United States. These attacks or armed conflicts may affect our operations or those of our customers or suppliers and could impact our net revenues, our production capability and our ability to complete contracts in a timely manner.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, investors could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. We devote significant attention to establishing and maintaining effective internal controls. Implementing changes to our internal controls required compliance training for our officers and employees. Substantial costs have been incurred and significant efforts have been expended by us in order to evaluate, test and remediate our internal controls over financial reporting. We cannot be certain that these present and future measures will ensure that we will successfully implement and maintain adequate controls over our financial reporting processes and related reporting requirements.

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

The efficient operation of our business is dependent on computer hardware and software systems. Information systems are vulnerable to operational malfunctions and security breaches by computer hackers and cyber terrorists. We rely on industry accepted security measures and technology to securely maintain confidential and proprietary information retained on our information systems. However, these measures and technology may not adequately prevent unanticipated downtime or security breaches. The unavailability of the information systems or the failure of these systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business and results of operations to suffer. Any significant interruption or failure of our information systems or any significant breach of security could adversely affect our business and results of operations.

Specific Risks Relating to Our Power Industry Services

Failure to successfully operate our power industry services business will adversely affect us.

The operations of our power industry services business conducted by GPS represent a significant portion of our net revenues and profits. The net revenues of this business segment were approximately $261 million for the year ended January 31, 2013, representing 94% of consolidated net revenues from continuing operations. Income from these operations for the year ended January 31, 2013 exceeded $38 million. Our inability to successfully manage and grow our power industry services business will adversely affect our consolidated operating results and financial condition.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of multinational companies compete such as The Shaw Group Inc. (acquired by Chicago Bridge & Iron Company N.V. in February 2013), URS Corporation, SNC Lavalin Group, Inc., Kiewit Corporation, CH2M Hill Companies, Ltd., and EMCOR Group, Inc. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and replace completed projects with new customers or projects, we could lose market share to our competitors and our business could be materially adversely affected.

Our backlog is subject to unexpected adjustments, delays and cancellations, and may be an uncertain indicator of future net revenues.

As of January 31, 2013, the value of the construction contract backlog of GPS was $180 million compared with a backlog value of $415 million as of January 31, 2012. Projects awarded to us may remain included in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog that could reduce the dollar amount of our backlog and the net revenues and profits that we actually earn. We cannot guarantee that future net revenues projected by us based on our backlog at January 31, 2013 and subsequently awarded projects will be realized or will result in profitable operating results.

As we concentrated efforts on successful performance of the power plant construction projects in our contract portfolio, only $26 million in the value of new work was added to contract backlog during the year ended January 31, 2013. However, we have been chosen to design and construct two natural-gas fired power plants in the Marcellus Shale region of Pennsylvania and we expect to execute EPC contracts for these projects during the year ending January 31, 2014. Each plant is being developed in order to provide over 800 megawatts of electricity to the power grid on the East Coast. We expect construction activity to begin on at least one of the plants in fiscal year 2014.

Should commencement of these projects be delayed, or not occur at all, our future results of operations, including net revenues, income from operations and net cash flows from operations, will be adversely affected, beginning in the second half of fiscal year 2014.

Unsuccessful efforts to develop energy plant projects could result in write-offs.

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a client, such as a government agency or a commercial enterprise, and are generally dissolved upon completion of the project or program. Under an agreement negotiated with Moxie during the year ended January 31, 2012 and amended in May 2012, we are supporting the development of two power plant projects with loans and the option to provide additional development loans and/or equity investments to cover anticipated costs of the developments. In return, Moxie has provided GPS with the right to provide construction services for the two projects under EPC Contracts. As of January 31, 2013, under authority to lend up to $9 million granted to it by our Board of Directors, GPI had invested approximately $5.5 million in cash in the two projects under development loans. Unpaid interest totaled approximately $783,000 as of January 31, 2013.

To date, the activities of the Moxie Project Entities have been focused on 1) obtaining the necessary permits to build and operate the power plants and to transmit the electricity produced there to users, 2) completing an electricity supply arrangement, 3) engaging energy plant owners and other investors in negotiations for the purchase of the projects, and 4) securing permanent financing for the projects. The completion of negotiations and the necessary agreements that could assure our construction of the power plants should occur in fiscal year 2014. The commencement and completion of the planned power plants may be dependent upon the availability of financing for a project owner(s).

On April 1, 2013, we announced that GPI had entered into a Consent and Intercreditor Agreement in connection with the design and construction of an 825 megawatt gas-fired power plant in Bradford County, Pennsylvania. GPI has been funding Moxie Liberty in the development of this power-plant project and has advanced approximately $3.6 million in working capital to the project. On March 28, 2013, Moxie entered into a Membership Interests Purchase Agreement with a third party investor who has agreed to provide advances for certain preconstruction costs. The consummation of the purchase of Moxie Liberty is contingent upon the third party investor securing permanent financing for the project. Should the third party investor consummate the purchase of Moxie Liberty, GPS would be engaged to design and build the plant under an EPC contract. Also, GPI would receive development success fees and repayment of the working capital advances plus accrued interest from the proceeds of the sale.

There are no assurances that the ownership of either one of the Moxie Project Entities will be sold or that financing for the projects will be available. Failure to complete the planned development of the planned power plants as anticipated could result in a write-off adjustment related to the balance of construction project costs which was included in property and equipment in the amount of approximately $5.3 million as of January 31, 2013. Such an adjustment could have a material adverse impact on our operating results for a future reporting period.

Future construction projects may depend on the continuing acceptability of the fracturing process in certain states.

The viability of the two potential construction projects described above substantially depends on the availability of inexpensive natural gas supplies provided through the use of fracturing drilling techniques. Certain technological advancements in recent years have led to the widespread use of fracturing (“fracking”) and horizontal drilling techniques in order to reach natural gas and oil deposits previously trapped within shale rock formations deep under the earth’s surface. The new supplies are transforming the oil and gas industry in the United States. In particular, the new supplies of natural gas have depressed the price of natural gas in the United States, making the operation of natural gas-fired power plants more economically appealing. However, the process of fracking uses large volumes of highly pressurized water to break-up the shale rock formations and free the trapped natural gas and oil. This process is controversial due to concerns about the disposal of the waste water and the possible contamination of nearby water supplies. As a result, not all states permit the use of fracking. Should future evidence confirm the concerns, or should a major contamination episode occur in the future, the use of fracking may be suspended, limited, or curtailed by state and/or federal regulation. As a result, the supply of inexpensive natural gas may not be available in the future and the economic viability of gas-fired power plants may be jeopardized. A reduction in the pace of the construction of new gas-fired power plants would have a significantly adverse effect on our future operating results.

Interruption of power plant construction projects could adversely affect future results of operations.

At any time, GPS has a limited number of construction contracts. Two projects represented over 79% of the net revenues of the power industry services business for the year ended January 31, 2013. Should any unexpected suspension, termination or delay of the work under such contracts occur, our results of operations may be materially and adversely affected.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We engage in engineering and construction activities for large energy plant facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in owners, subcontractors and vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been and may in the future be named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business.

Note 12 to the accompanying consolidated financial statements describes a claim in the approximate amount of $6.8 million that a subcontractor made against us related to a cancelled construction project. We reached an agreement with and made payment to the subcontractor that was intended to end this matter.

However, the settlement may be jeopardized by a related claim against the subcontractor. It is reasonably possible that ultimate resolution of the matter could be unfavorable to us resulting in additional loss. The amount of any additional loss could have a material negative affect on our consolidated results of operations in a future reporting period. No provision for additional loss has been recorded in the consolidated financial statements related to this matter as of January 31, 2013. If new facts become known in the future indicating that it is probable that an additional loss has been incurred by us and the amount of such loss can be reasonably estimated by us, the impact of the change will be reflected in the consolidated financial statements at that time.

In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of any liability may exceed our policy limits. Further, we may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. Our management liability insurance policies are on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our future profits and cash available for operations.

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

We are seeing a number of new business opportunities that include an opportunity to make an investment in the ownership of the new project, at least during the development phase of the project, in order to improve the probability of an EPC contract award. Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks. Failure of a project owner to obtain such financing will make it likely that we will not recover the amount of any investment made by us in the project.

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

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the latest recession. The federal government has failed to pass comprehensive energy legislation, including incentives or mandates for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. At present, there is no bipartisan agreement regarding the long-term future of government incentives for sources of renewable power in either legislative house of Congress. With the future long-term availability of renewable energy tax incentives unknown and the development pipeline depleted, potential energy project developers and investors are not making commitments related to new renewable energy generation facilities. As a result, the likelihood of our booking additional wind and solar power projects next year is uncertain.

Although certain coal-fired power plants have been shut down and the demand for coal has been adversely affected by the inexpensive supply of natural gas in the United States, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth. New regulations regarding air pollution are being promulgated by states and the U.S. Environmental Protection Agency (the “EPA”). However, these measures are subject to a number of legal challenges. In early 2012, a federal appeals court upheld the EPA’s greenhouse gas regulations, affirming the EPA’s finding that greenhouse gases such as carbon dioxide endanger public health and likely have been responsible for global warming. In August 2012, the same appeals court struck down an EPA rule that placed tight curbs on coal-fired power plant emissions across state lines.

The extent to which regulations issued by the Environmental Protection Agency, that are intended to make smokestack emissions cleaner, will accelerate the pace of coal-fired power plant retirements is not yet known. Should government investment incentives fail to be extended into the future or should anti-pollution regulations be repealed, the pace of the development of alternative renewable energy sources may slow, thereby reducing the future opportunities for GPS to construct such plants.

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

Historically, significant portions of the net revenues of SMC have been provided by a few major customers under master service-type contracts with multi-year terms. The net revenues of this business segment for the last two years have been elevated by the execution of tasks awarded to SMC under a two-year contract with Howard County, Maryland. For the fiscal years ended January 31, 2013 and 2012, this contract provided approximately 39% and 25% of this segment’s net revenues, respectively. During fiscal year 2014, we expect activity under this program to decline significantly. In recent years, we lost the business with Verizon as our master agreement expired without renewal. The prime contract that EDS had with the federal government also expired pursuant to which we performed inside plant services at various government installations throughout the mid-Atlantic region. A significant challenge for SMC is the replacement of the lost business provided under its expiring multi-year arrangements. Over the past few years, SMC has had a certain amount of success in obtaining projects from new customers in the midst of a very difficult economic environment. However, despite the successes of recent business development efforts, we cannot provide assurance that SMC will maintain its current level of net revenues for the fiscal year ending January 31, 2014.

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

Our officers, directors and certain unaffiliated stockholders have substantial control over Argan, Inc.

As of January 31, 2013, our executive officers and directors as a group owned approximately 11% of our voting shares giving effect to an aggregate of 373,224 shares of common stock that may be purchased upon the exercise of stock options held by our executive officers and directors (and deemed exercisable at January 31, 2013), and 744,993 shares beneficially owned by William F. Griffin, Jr. (a founder and the current chief executive officer of GPS and member of our Board of Directors). An additional 4% of the outstanding shares are controlled by Allen & Company entities (“Allen”). One of our independent directors is an officer of Allen. In addition, four unaffiliated stockholders owned approximately 27% of our voting shares in total. The approximate individual beneficial ownership percentages as of January 31, 2013 were 9%, 6%, 6% and 5%, respectively.

These small groups of stockholders may have significant influence over corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may substantially influence the election of directors and other actions requiring stockholder approval.

As our common stock is thinly traded, the stock price may be volatile and investors may have difficulty disposing of their investments at prevailing market prices.

Our common stock is listed for trading on the NYSE MKT stock exchange (formerly the American Stock Exchange) and trades under the symbol AGX. Despite the listing on this national stock exchange, our common stock remains thinly and sporadically traded and no assurances can be given that a larger market will ever develop, or if developed, that it will be maintained.

We may not pay cash dividends in the future.

Historically, we have not paid cash dividends on our common stock and have retained earnings to finance the development and expansion of our business. However, in November 2012, we paid to stockholders a special cash dividend of $0.60 per share of common stock reflecting our board of directors’ confidence in the strong financial performance of GPS and the related cash flow. In November 2011, we paid a special cash dividend of $0.50 per share. Annually, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining what role strategically aligned dividends should play in creating shareholder value. There can be no assurance that these evaluations will result in the payment of cash dividends in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

In June 2012, GPS purchased a three story office building (23,380 square feet) and the underlying land (1.75 acres) which has sufficient space to locate the staff of GPS in one facility. The purchase eliminated the need for leased office space in Connecticut. SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expires on December 31, 2013 and that includes extension options available through December 31, 2019. The SMC facility includes approximately four acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. SMC also utilizes one storage and staging lot in St. Mary’s County, Maryland, under a lease with a current term that expires late in fiscal year 2016. We occupy our corporate headquarters in Rockville, Maryland, under a lease that expires on February 28, 2014 covering 2,521 square feet of office space. The operations of GPS and SMC in the field may require us to occupy additional facilities for staging or on customer premises or job sites. Accordingly, we may rent local construction offices and equipment storage yards under arrangements that are temporary or short-term in nature. These costs are expensed as incurred and are included in cost of revenues.

ITEM 3. LEGAL PROCEEDINGS.

Included below and in Note 12 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K are discussions of specific legal proceedings as of January 31, 2013. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our consolidated financial statements.

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

In March 2008, GPS filed a mechanic’s lien against the Project in the approximate amount of $23.8 million, which amount included sums owed to subcontractors/suppliers of GPS and their subcontractors/suppliers. Several other claimants have also filed mechanic’s liens against the Project. In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the bankruptcy court and have not been distributed to Altra’s creditors. The court separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. In November 2011, the court held that the claim of the project lender is superior to the lien claim of GPS. Fact discovery related to the second phase was completed in January 2012, but the court has continued to stay this action pending the final resolution of the claim against our payment bond that is discussed below.

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

In August 2012, the applicable parties executed settlement agreements that resulted in the dismissal of the claims against GPS and its surety company, with prejudice, and the assignment of DCR’s mechanics lien claim against the escrowed Altra Project sales proceeds to GPS. In connection with these settlements, GPS agreed to make cash payments to DCR. We made these payments that totaled $1,875,000 in August 2012. Net of the amount of a cash payment received from Delta-T’s parent company, the amount of $1,600,000 was included as a charge to the cost of revenues of GPS in the consolidated results of operations for the year ended January 31, 2013.

Subsequent to the execution of the settlement agreements and the payments made by GPS, DCR’s former counsel filed notice of a charging lien, claiming that DCR is indebted to counsel in excess of $1.8 million in fees and costs. In addition, a subcontractor to DCR on the Altra Project filed a motion asking the court to set aside the dismissals or, in the alternative, to reconsider them. In October 2012, the court vacated the prior orders of dismissal and permitted DCR’s former counsel and former subcontractor to file complaints. A trial for the charging lien and subcontractor claims is scheduled for April 2013.

We intend to vigorously pursue the enforcement of the settlement agreements and the pursuit of the lien claims against the Altra Project assigned to GPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, we cannot provide assurance that we will be successful in these efforts. However, we do not believe that resolution of the matters discussed above will result in additional loss with material negative effect on our consolidated operating results in a future reporting period. No additional provision for loss related to these matters was recorded in the consolidated statement of operations for the year ended January 31, 2013. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of additional loss can be reasonably estimated by GPS, we will reflect the impacts of the change in the consolidated financial statements at that time.

Tampa Bay Nutraceutical Company

In September 2007, Tampa Bay Nutraceutical Company, Inc. (“TBN”) filed a civil action in the Circuit Court of Florida for Collier County against VLI. The current causes of action relate to an order for product issued by TBN to VLI in June 2007 and allege (1) breach of contract; (2) fraudulent misrepresentation; and (3) various warranty breaches, among other allegations. TBN alleges compensatory damages in excess of $42 million.

We have vigorously defended this litigation. Since 2011, the parties were engaged primarily in legal activity concerning TBN’s failure to provide proper discovery responses to VLI. In August 2012, the court ordered TBN to pay to VLI, by September 17, 2012, a sanction award in the amount of $295,000 covering the costs and expenses incurred by VLI as a result of TBN’s repeated disobedience of court orders. As TBN failed to do so, the court issued a final judgment in favor of VLI, ordering that TBN’s pleadings in this matter be stricken and dismissing all of plaintiff’s claims with prejudice. However, in September 2012, TBN filed an appeal in the Florida’s Second District Court of Appeal for reconsideration of the sanction award decision. We have responded and expect oral arguments to occur in calendar year 2013.

Although we believe that we have meritorious arguments, it is impracticable to assess the likelihood of an unfavorable ultimate outcome in this matter or to estimate a likely range of damages, if there are any ultimately awarded by the court. We have maintained that it is reasonably possible that the ultimate resolution of the litigation with TBN could result in a material adverse effect on our results of operations for a future reporting period. However, if the dismissal of the claims of TBN is upheld by the District Court, the operating results of a future reporting period may reflect the favorable effects of the reversal of the accrued liability that we have established for expected legal fees.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The table below sets forth the high and low closing prices for our common stock which trades under the symbol AGX on the NYSE MKT stock exchange for the quarters during our fiscal years ended January 31, 2012 and 2013.

	High Close	Low Close
Fiscal Year Ended January 31, 2012
1st Quarter	$9.61	$8.32
2nd Quarter	11.45	8.91
3rd Quarter	14.20	9.26
4th Quarter	17.38	11.18
Fiscal Year Ended January 31, 2013
1st Quarter	$17.00	$14.40
2nd Quarter	16.36	12.85
3rd Quarter	17.97	15.38
4th Quarter	19.41	17.41
Fiscal Year Ending January 31, 2014
1st Quarter (through April 8, 2013)	$19.02	$14.91

As of April 8, 2013, we had approximately 127 stockholders of record.

Historically, we have not paid cash dividends on our common stock, choosing to retain earnings in order to finance the development and expansion of our business. However, in November 2012, we paid to stockholders a special cash dividend of $0.60 per share of common stock reflecting our board of directors’ confidence in the strong financial performance of GPS and the related cash flow. In November 2011, we paid a special cash dividend of $0.50 per share. Annually, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining what role strategically aligned dividends should play in creating shareholder value. There can be no assurance that these evaluations will result in the payment of cash dividends in the future.

Equity Compensation Plan Information

The following table sets forth certain information, as of January 31, 2013, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities Issuable under Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance (1)
Equity Compensation Plans Approved by the Stockholders (2) (3)	926,224	$14.34	81,500
Equity Compensation Plans Not Approved by the Stockholders	—	—	—

Totals	926,224	$14.34	81,500

(1)	Represents the number of shares of common stock reserved for future awards and excludes the number of securities reflected in the first column of this table.
(2)	Excludes 2,500 shares of restricted stock awarded to an employee during the year ended January 31, 2012 under the 2011 Stock Plan which become fully vested and issuable in June 2013.
(3)	Approved plans include the Company’s 2011 Stock Plan and the 2001 Stock Option Plan.

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of our common stock reserved for issuance thereunder. The Stock Plan, which will expire in July 2021, serves to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, we may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Option Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, a seven to ten-year term, and typically shall become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by our board of directors.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not required for companies permitted to use the scaled disclosures for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2013, and the results of their operations for the years ended January 31, 2013 and 2012, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K (the “2013 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this 2013 Annual Report that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future net revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2013 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. We have also determined that GPS is the primary beneficiary of two variable interest entities that were formed during the year ended January 31, 2012 for the purpose of developing a pair of gas-fired power plants. The combination of GPS and the variable interest entities represent our power industry services business segment. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to local governments, the federal government, telecommunications and broadband service providers as well as electric utilities. Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At January 31, 2013, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company.

Overview and Outlook

For the year ended January 31, 2013, the consolidated net revenues of continuing operations were $278.6 million which represented an increase of $136.7 million, or 96%, from the net revenues of continuing operations of $141.9 million for the prior year. Income from continuing operations attributable to our stockholders for the year ended January 31, 2013 was approximately $23.6 million, or $1.67 per diluted share. Comparable income from continuing operations was $7.7 million, or $0.56 per diluted share, for the year ended January 31, 2012. Net income attributable to our stockholders for the year ended January 31, 2013 was approximately $23.3 million, or $1.65 per diluted share. We reported net income attributable to our stockholders of $9.3 million, or $0.67 per diluted share, for the year ended January 31, 2012. The increase in consolidated net revenues from continuing operations for the year ended January 31, 2013, compared with the net revenues from continuing operations for the year ended January 31, 2012, was due primarily to an increase of 97% in the net revenues of the power industry services business, which represented 94% of consolidated net revenues for the year ended January 31, 2013. The net revenues of the telecommunications infrastructure services business for the year ended January 31, 2013 increased by 85%, to $17.3 million for the current year compared with net revenues of approximately $9.3 million for the year ended January 31, 2012. Our balance of cash and cash equivalents increased by $18.6 million to $175.1 million during the year ended January 31, 2013.

Our stronger operating results for the current year, compared with the corresponding periods last year, were due to increased business activity in both of our business segments. Most significantly for GPS, construction efforts associated with its Sentinel project provided approximately 60% of the net revenues of the power industry services business segment for the current year. This power plant construction project, which is approximately 81% complete, includes the design, procurement and construction of an 800 megawatt gas-fired electricity peaking facility located in Southern California. The telecommunications infrastructure services segment earned a substantial portion of its net revenues for the year ended January 31, 2013 by providing outside plant services to the One Maryland Broadband Network project. This effort, sponsored by the State of Maryland for the deployment of a state-wide, high-speed, fiber optic network, intends to connect over 1,000 community anchor institutions in every county in the state while interconnecting and extending three independent information networks.

By comparison, the net revenues for the year ended January 31, 2012 were depressed, reflecting the transition for us between major projects. In the period December 2010 to July 2011, we substantially completed three energy plant construction projects. Substantial work on new projects did not commence until the latter half of the year ended January 31, 2012. As a result, the net revenues of our power industry services business for the year ended January 31, 2012 were adversely impacted, particularly during the first three quarters.

Primarily due to the increase in net revenues from continuing operations in the year ended January 31, 2013, gross profit rose by approximately $27.0 million compared with last year. Also, our overall gross profit percentage increased to approximately 18% for the current year from a comparable gross profit percentage of approximately 16.3% last year. Selling, general and administrative expenses increased by $3.2 million, or approximately 28%, for the year ended January 31, 2013 compared with the comparable expense amount for last year. The net result was that income from continuing operations before income taxes for the year ended January 31, 2013 increased by approximately $23.7 million, to $35.7 million from $12.0 million for the year ended January 31, 2012.

As of January 31, 2013, the value of our construction contract backlog was $180 million compared with a backlog value of $415 million as of January 31, 2012. Approximately 92% of our current backlog relates to two projects, the Sentinel project described above and a 49.9 megawatt biomass-fired power plant under construction in east Texas. The rest of the backlog amount primarily relates to a wind-farm project and a solar-powered energy facility. Only $26 million in the value of new work was added to our construction contract backlog during the year ended January 31, 2013. However, we have been chosen to design and construct two natural-gas fired power plants in the Marcellus Shale region of Pennsylvania, and we expect to execute EPC contracts for these projects during the year ending January 31, 2014. Each plant is being developed in order to provide over 800 megawatts of electricity to the power grid on the East Coast. We expect construction activity to begin on at least one of the plants in fiscal year 2014. Should these projects be delayed, our future results of operations, including net revenues, income from operations and net cash flows from operations, will be adversely affected, beginning in the second half of fiscal year 2014.

On April 1, 2013, we announced that Gemma Power, Inc. (“GPI”), an affiliate of GPS and wholly owned by us, had entered into a Consent and Intercreditor Agreement in connection with the design and construction of an 825 megawatt gas-fired power plant in Bradford County, Pennsylvania. GPI has been funding Moxie Liberty, LLC (“Moxie Liberty”) in the development of this power-plant project and has advanced approximately $3.6 million in working capital to the project. On March 28, 2013, Moxie Energy, LLC (“Moxie”) entered into a Membership Interests Purchase Agreement with a third party investor who agreed to provide advances for certain preconstruction costs. The consummation of the purchase of Moxie Liberty, wholly owned by Moxie, is contingent upon the third party investor securing permanent financing for the project. Should the third party investor consummate the purchase of Moxie Liberty, GPS would be engaged to design and build the plant under an engineering, procurement and construction contract, and GPI would receive development success fees and repayment of the working capital advances plus accrued interest from the proceeds of the sale.

Current economic conditions in the United States reflect ongoing weakness in construction and many other industry sectors. Stubbornly high unemployment, the depressed state of the housing industry, reduced state and local government budgets and sluggish manufacturing activity all contributed to significant reductions in construction spending in the United States from pre-recession levels. Although we are technically in the midst of an overall economic recovery, the progress is sluggish, particularly in the construction sectors.

Affecting us specifically, these factors have resulted in minimal new demands for electricity which in turn has resulted in power plant operators experiencing less urgency to build new electricity-generating power plants. In addition, the remaining instability in the financial markets may be continuing to make it difficult for certain of our customers, particularly for projects funded by private investment, to access the credit markets to obtain financing for new construction projects on satisfactory terms or at all. Adding to an overall sense of economic uncertainty in the United States are concerns about the inability of the federal government to agree on a comprehensive budget plan and the effects of drastic automatic federal spending cuts.

The power industry has not fully recovered from the recessionary decline in the demand for power in the United States. In fact, electrical power generation in the United States declined in 2012 for the second year in a row. As it will likely take at least several years for power consumption to reach pre-recession 2007 peak levels, certain existing power plants will continue to operate with spare capacity to produce electricity. Despite the reductions in the demand for power during this period, certain regions of the country continued to add power generation facilities over the last several years, gas-fired and wind energy facilities in particular. The combination of these new electricity generation plants and excess power generation capacity elsewhere will likely temper the need to build power plants during the expected recovery period for power demand.

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the latest recession. The federal government has failed to pass comprehensive energy legislation, including incentives or mandates for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. In the federal legislation enacted at year-end avoiding the so called “fiscal cliff,” the renewable electricity production credit was generally extended for energy projects with construction beginning before 2014 (wind facilities must be placed in service by then, solar fields must be placed in service before 2017). Due to concerns that energy tax credit and grant programs would be expiring permanently, there was a rush to complete wind and solar projects by December 31, 2012. In fact, over 20% of our country’s wind power capacity was added during calendar 2012.

However, at present, there is no bipartisan agreement regarding the long-term future of government incentives for sources of renewable power in either legislative house of Congress. With the future long-term availability of renewable energy tax incentives unknown and the development pipeline depleted, potential energy project developers and investors are not making commitments related to new renewable energy generation facilities. As a result, the likelihood of our booking additional wind and solar power projects next year is uncertain.

Although certain coal-fired power plants have been shut down and the demand for coal has been adversely affected by the inexpensive supply of natural gas in the United States, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth. New regulations regarding air pollution are being promulgated by states and the U.S. Environmental Protection Agency (the “EPA”). However, these measures are subject to a number of legal challenges. In early 2012, a federal appeals court upheld the EPA’s greenhouse gas regulations, affirming the EPA’s finding that greenhouse gases such as carbon dioxide endanger public health and likely have been responsible for global warming. However, in August 2012, the same appeals court struck down an EPA rule that placed tight curbs on coal-fired power plant emissions across state lines.

We believe that it is likely that the soft demand for power will continue to limit the number of new energy plant construction opportunities through our fiscal year ending January 31, 2014. In addition, we expect that the new opportunities which do arise will continue to result in fierce competition among bidders. The reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment in our construction sector. Certain of our competitors are global engineering and construction firms, substantially larger than us. On occasion, our relatively smaller size is evaluated to be a risk by potential project owners. Known competitors have reduced prices, presumably willing to sacrifice margin in order to keep work crews busy. Other construction companies have entered our sector of the industry looking for new work at low margins. Although the power sector was one of the primary drivers of the recovery of overall nonresidential construction spending early in 2012, the strength has weakened in the last several months according to construction industry analysts.

However, we continue to believe that the long-term prospects for energy plant construction are extremely favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing (“fracking”) have led to a boom in natural gas supply, driving prices to historic lows. There is evidence that the abundant availability of cheap, less carbon-intense, natural gas represents a significant factor in the economic assessment of the future for coal-fired power plants. The EPA has demonstrated recent restraint in the amount of regulation contained in its initial federal fracking rules. It also appears that the presidential administration is evolving in its support for increased natural gas exploration and production. Hard to ignore in this economic environment marked by high unemployment rates are a series of reports describing the significant contributions that the nonconventional oil and gas exploration industry is making to capital spending and employment in this country.

Earlier this year, for the first time since the U.S. Energy Information Agency began compiling monthly statistics, natural gas and coal had the same share (approximately 32%) of the country’s net power generation. For calendar year 2012 compared with 2011, the amount of net electrical power generation in this country provided by natural gas and non-hydro renewables (including wind, biomass and solar) increased by 21% and 13%, respectively, while the net power generation represented by coal declined by 12%.

We also expect that continuing concerns about the safety, high cost and the construction cost overrun risk of nuclear power plants eventually will spur future development of renewable and cleaner gas-fired power generation facilities which should result in new power facility construction opportunities for us. The demand for electrical power in this country is expected to grow slowly but steadily over the long term. Certain sectors of the construction industry reported strong year-over-year improvements in spending, including lodging, education, office space and manufacturing. Recent manufacturing conditions in the United States have generally improved according to analysts as output accelerated, new orders increased and capacity utilization increased, although at a sluggish pace. Analysts also report that trend data for the current year shows the office sector continuing to recover as the net absorption of office space is positive.

These developments suggest increasing demands for power in the future. Increasing demands for electricity, the ample supply of natural gas, and the expected retirement of old coal, nuclear and oil-powered energy plants, should result in gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix.

During this difficult time for the construction industry, particularly our sector, and until the recovery for our sector of the construction industry becomes more robust, we are focused on the effective and efficient completion of our current construction projects and the control of costs, which resulted in higher net revenues and favorable profit results for our fiscal year ending January 31, 2013 compared with the results for the year ended January 31, 2012.

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

In May 2012, Gemma Power, Inc. (“GPI,” an affiliate of GPS and wholly owned by us) agreed to the amendment and restatement of a development agreement with Moxie Energy, LLC (“Moxie”) which was executed last year, and which has provided GPI with an opportunity to support the development of power plant projects by Moxie Liberty, LLC and Moxie Patriot, LLC (the “Moxie Project Entities”) with loans, the option to provide additional development loans and/or equity investments to cover anticipated future costs and early design services. As amended and restated, it contemplates that GPI will extend loans to the Moxie Project Entities that may total up to $9 million. With the approval of the Company’s board of directors, GPI could increase the loan total to $10 million. Each Moxie Project Entity is developing a natural gas-fired power plant in the Marcellus Shale region of Pennsylvania. The strategy of Moxie is to locate these power plants near the source of natural gas and to provide transmitted electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipeline from well to power production plant.

Through January 31, 2013, GPI had provided approximately $5.5 million in cash to the Moxie Project Entities under the initial development loans. Moxie has supported the arrangement by providing GPI with a series of liens, security interests, guarantees and development success fee preferences (see Note 4 to the accompanying consolidated financial statements) which, together with the loans, provide us with substantial financial control over the Moxie Project Entities which are wholly owned by Moxie. Under the amended and restated development agreement, Moxie has provided us with the right to build the two power plants under engineering, procurement and construction contracts (“EPC Contracts”). To date, the activities of the Moxie Project Entities have been focused on 1) obtaining the necessary permits to build and operate the power plants and to transmit the electricity produced there to users, 2) completing electricity supply arrangements, 3) negotiating with possible project owners and investors for the purchase of the projects, and 4) securing permanent financing for the projects. The completion of negotiations and the necessary agreements that could assure the commencement of construction of the power plants should occur in fiscal year 2014.

We have evaluated the Moxie Project Entities and concluded that they are variable interest entities under current accounting guidance (“VIEs”). Despite lacking an ownership interest in the Moxie Project Entities, we have concluded that GPI is currently the primary beneficiary of these VIEs due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects are not successful, the opportunity for GPI to receive development success fees and the possibility of GPS obtaining two large EPC Contracts for the construction of the power plants. Accordingly, the assets, liabilities and financial results of the Moxie Project Entities have been included in our accompanying consolidated financial statements.

The commencement and completion of either one of these power plants may be dependent upon the availability of financing for a project owner(s). Failure to complete the development of the planned power plants as anticipated could result in a charge to earnings related to the balance of capitalized construction project costs which were included in property and equipment in the amount of approximately $5.3 million as of January 31, 2013. Such an adjustment could have a material adverse impact on our operating results for a future reporting period.

On the other hand, the successful completion of project development efforts and sale of at least one of the projects to an owner/operator could result in loan repayments and the recognition of substantial development success fee income per the terms of the development agreement. The amount of such fees could range between $14 million and $29 million. It is likely that any such fee income would be earned and recorded by us in fiscal 2014. See Note 19 to the accompanying consolidated financial statements for announcements related to Moxie Liberty, LLC and made by us subsequent to January 31, 2013.

Discontinued Operations

In March 2011, we completed the sale of substantially all of the assets of Vitarich Laboratories, Inc. (“VLI”), a wholly-owned subsidiary that represented our nutritional products business, to NBTY Florida, Inc. (“NBTY”). The asset sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by the purchaser of certain trade payables, accrued expenses and remaining obligations under VLI’s facility leases. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. Subsequently, VLI was paid approximately $1,700,000 million cash from the escrow amount as purchased inventory was used in production by NBTY and purchased accounts receivable balances were collected. Amounts received from the escrow account were recorded as sale proceeds upon receipt. In December 2011 and pursuant to the terms of the asset sale agreement, the funds remaining in the escrow account were returned to NBTY. The financial results of this business through April 30, 2012 have been presented as discontinued operations in the accompanying consolidated financial statements, including legal costs associated with this business.

Such costs incurred subsequent to April 30, 2012, which were not material, have been reflected in the operating results of continuing operations. The loss on discontinued operations (incurred during the first quarter) for the fiscal year ended January 31, 2013 was $285,000. We reported income from discontinued operations for the year ended January 31, 2012 in the amount of $1,562,000 including net gain on the sale of assets, before income taxes, in the amount of $1,312,000 and approximately $1,280,000 in income tax benefit related to the deduction, for income tax return purposes, for the worthless stock of VLI. These favorable amounts were offset partially by costs of operations incurred prior to the sale of assets and those related to the legal matter discussed in Note 12 to the accompanying consolidated financial statements. Net cash used by the discontinued activities of VLI for the years ended January 31, 2013 and 2012 were approximately $78,000 and $1,335,000 for the years ended January 31, 2013 and 2012, respectively.

Comparison of the Results of Operations for the Years Ended January 31, 2013 and 2012

The following schedule compares the results of our continuing operations for the years ended January 31, 2013 and 2012. Except where noted, the percentage amounts represent the percentage of net revenues for the corresponding year. As analyzed below the schedule, we reported net income attributable to our stockholders of approximately $23.3 million for the fiscal year ended January 31, 2013. For the fiscal year ended January 31, 2012, we reported a comparable net income amount of $9.3 million.

	2013		2012
Net revenues
Power industry services	$261,327,000	93.8%	$132,519,000	93.4%
Telecommunications infrastructure services	17,308,000	6.2%	9,331,000	6.6%

Net revenues	278,635,000	100.0%	141,850,000	100.0%

Cost of revenues **
Power industry services	214,817,000	82.2%	111,193,000	83.9%
Telecommunications infrastructure services	13,683,000	79.1%	7,555,000	81.0%

Cost of revenues	228,500,000	82.0%	118,748,000	83.7%

Gross profit	50,135,000	18.0%	23,102,000	16.3%
Selling, general and administrative expenses	14,350,000	5.2%	11,186,000	7.9%

	35,785,000	12.8%	11,916,000	8.4%
Other income, net	(43,000)	*	48,000	*

Income from continuing operations before income taxes	35,742,000	12.8%	11,964,000	8.4%
Income tax expense	13,640,000	4.9%	4,556,000	3.2%

Income from continuing operations	$22,102,000	7.9%	$7,408,000	5.2%

Net income attributable to stockholders	$23,265,000	8.3%	$9,272,000	6.5%

*	Less than 0.1%.
**	The cost of revenues percentage amounts represents the percentage of net revenues of the applicable segment.

Net Revenues

Power Industry Services

The net revenues of the power industry services business increased significantly for the year ended January 31, 2013 to $261.3 million for the current year from $132.5 million for the prior year, an increase of 97%. The net revenues of this business represented approximately 94% and 93% of consolidated net revenues from continuing operations for the years ended January 31, 2013 and 2012, respectively.

The net revenues of this business for the current year reflected performance on seven construction projects, including substantial construction activity related to a gas-fired peaking power plant in Southern California as well as equipment procurement and the commencement of construction related to a biomass-fired power plant located in East Texas for which we received the full notice to proceed in May 2012. We completed two wind farm efforts and a solar-panel installation project during the current year. The net revenues associated with the gas-fired and the biomass projects represented approximately 79% of this segment’s net revenues for the current year. The gas-fired project is scheduled for completion during the summer of calendar year 2013.

Last year, we substantially completed three energy plant construction projects. Substantial work on new projects did not commence until the latter half of the fiscal year ended January 31, 2012. As a result, the net revenues of our power industry services business last year were adversely impacted, particularly during the first three quarters of the fiscal year. For the year ended January 31, 2012, the net revenues related to two projects also represented approximately 79% of the net revenues of the segment. These projects included the gas-fired peaking facility in Southern California and a wind-energy project located in Illinois that was completed early in the year ended January 31, 2013. In addition, we completed construction of a power plant in Connecticut that contributed net revenues which represented 13% of this segment’s net revenues for the year ended January 31, 2012.

Telecommunications Infrastructure Services

Primarily due to the new business discussed below, the net revenues of the telecommunications services business of SMC increased by 85% to $17.3 million for the year ended January 31, 2013 compared with net revenues in the amount of $9.3 million for the year ended January 31, 2012. Historically, a major portion of this segment’s revenue-producing activity has been performed pursuant to task or work orders issued under master agreements with SMC’s major customers. For the current year, approximately 39% of SMC’s net revenues were derived from outside plant services provided for the One Maryland Broadband Network project. As identified above, this effort is sponsored by the State of Maryland for the deployment of a state-wide, high-speed, fiber optic network. Our largest customer in this project is Howard County, Maryland, a key partner with the state representing a collaborative inter-government consortium of local Maryland governments that is deploying one of the three independent networks. Although we continue to receive task orders under this program, we expect that net revenues derived from this program for the fiscal year ending January 31, 2014 will decline substantially as the program nears completion. We believe that SMC’s exposure to the state of Maryland under this program led to the award to us by the state of a fiber optic network equipment procurement order. Our fulfillment of this order resulted in net revenues for the year ended January 31, 2013 that represented approximately 15% of SMC’s business for the current year.

Cost of Revenues

Due primarily to the increase in consolidated net revenues from continuing operations for the current year, the corresponding consolidated cost of revenues also increased. These costs were $228.5 million and $118.7 million for the years ended January 31, 2013 and 2012, respectively. Our gross profit percentage increased for the current year to 18.0% of corresponding net revenues from a comparable percentage of 16.3% last year due to the profitable performance of activities on several projects of both business segments. Favorable estimated profit increases were reflected during the year as work progressed on the gas-fired peaking facility and as the Illinois wind-farm project was completed. The gross profit percentage achieved by GPS for the year ended January 31, 2012 was favorably impacted by the recognition during the year of net revenues related to final change orders and contract cost close-out adjustments associated with the completion of major construction projects. SMC was successful in continuing to improve the profitability of most elements of its business; its gross profit percentage was 21% for the year ended January 31, 2013 compared with 19% and 15% for the years ended January 31, 2012 and 2011, respectively. The profitability of our operations for the current year was adversely affected by a charge to cost of revenues in the amount of $1,600,000 recorded in the second quarter. This charge related to the Altra legal matter that is described above and in Note 12 to our consolidated financial statements.

As disclosed above, a substantial amount of our construction backlog relates to the Sentinel gas-fired power plant project located in Southern California and scheduled for completion in July 2013. An important portion of the remaining activities for this project relate to the turbine commissioning phase. Under the EPC contract, we must demonstrate the satisfactory start-up and effective operation of each of the eight turbines installed for this energy plant. Due to the number of turbines and the number of necessary project approvals, we have allocated a substantial portion of our estimated costs to complete the project to this phase. Should the completion of this phase be executed in a more efficient and successful manner than expected, our project-end adjustments may include the recognition of additional net revenues related to the cost savings.

Selling, General and Administrative Expenses

These costs increased by approximately $3.2 million, or 28%, to $14.4 million for the year ended January 31, 2013 from approximately $11.2 million for the year ended January 31, 2012. However, expressed as a percentage of corresponding consolidated net revenues, these costs declined to 5.2% for the current year from 7.9% last year. The largest expense increases between years related to the increased costs associated with the Moxie Projects in the amount of $921,000, increased stock option compensation expense in the amount of $679,000, increased cash bonuses for management and staff in the amount of $612,000, compensation costs related to new employees in the amount of $268,000 and increased accounting and audit fees in the amount of $253,000 due, in part, to the Sarbanes-Oxley Act requirement for an integrated independent audit for the current year as the Company has graduated to accelerated filer status at January 31, 2013.

Income Tax Expense

For the year ended January 31, 2013, we incurred income tax expense related to continuing operations in the amount of $13.6 million representing an annual effective income tax rate of 38.2%. The effective tax rate was higher than the expected federal income tax rate of 35.0% due primarily to state income taxes and unfavorable adjustments offset partially by favorable income tax effects of permanent differences, including $1,037,000 related to the domestic manufacturing deduction. During the current year, we recorded return-to-provision and other adjustments that totaled approximately $410,000. For the year ended January 31, 2012, we incurred income tax expense related to continuing operations of $4.6 million which reflected an annual effective income tax rate of 38.1% that differed from the expected federal income tax rate of 34% due primarily to the unfavorable effects of state income taxes offset partially by the favorable income tax effects of permanent differences, including $185,000 related to the domestic manufacturing deduction.

Liquidity and Capital Resources as of January 31, 2013

The amount of cash and cash equivalents increased during the year ended January 31, 2013 to a balance of $175.1 million from a balance of $156.5 million as of January 31, 2012. Consolidated working capital increased during the current year to $88.6 million as of January 31, 2013 from approximately $76.3 million as of January 31, 2012. We have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”) that expires in May 2013. We expect to obtain an extension of the arrangement from the Bank before the expiration of its current term on favorable terms.

Net cash in the amount of $31.6 million was provided by the operating activities of continuing operations during the year ended January 31, 2013. Income from continuing operations for the year ended January 31, 2013 was $22.1 million. The increase in construction efforts on active projects resulted in an increase of $6.5 million in the balance of accounts payable and accrued expenses during the current year, a source of cash for the year ended January 31, 2013, and an increase in the balance of accounts receivable in the amount of $8.8 million, a use of cash during the current year. We also received payments on projects during the current year due to the achievement of billing milestones, which resulted in a $5.4 million temporary increase in the net amount of billings in excess of costs and estimated earnings. The balance of costs and estimated earnings in excess of billings declined during the year ended January 31, 2013, providing cash in the amount of $1.6 million. The decrease in prepaid and other assets during the current year represented a source of cash in the amount of $2.9 million. The aggregate amount of non-cash adjustments to income from continuing operations represented a net source of cash of approximately $1.9 million for the current year, including compensation expense related to outstanding stock options, depreciation and amortization of purchased intangible assets in the amounts of $1,316,000, $522,000 and $243,000, respectively. The amount of net cash used in the operating activities of discontinued operations during the year ended January 31, 2013 was $78,000.

Net cash of $80.0 million was provided by the operating activities of continuing operations during the year ended January 31, 2012. Income from continuing operations for the year was $7.4 million. We also received payments on new projects during the year ended January 31, 2012 to cover outstanding accounts payable and equipment purchases, which resulted in a $58.1 million temporary increase in the amount of billings in excess of costs and estimated earnings during the year. The increasing construction activity associated with new projects also caused the amounts of accounts receivable and costs and estimated earnings in excess of billings to increase during the year ended January 31, 2012, representing uses of cash in the amounts of $3.0 million and $1.3 million, respectively. On the other hand, the increase in accounts payable and accrued liabilities related primarily to the new construction activity provided net cash during the year ended January 31, 2012 in the amount of $20.3 million. In addition, the completion of the construction project in Northern California resulted in the release of restrictions on the cash balance segregated for this project providing cash in the amount of $1.2 million during the year ended January 31, 2012. The amount of non-cash adjustments to income from continuing operations for the year ended January 31, 2012 represented a net source of cash of approximately $1,390,000, including primarily stock compensation, depreciation and amortization expense amounts of $637,000, $455,000 and $334,000, respectively. The balance of prepaid expenses and other current assets increased by $4.0 million during the year ended January 31, 2012 as net cash was used to make advance payments on certain expenditures associated with the gas-fired power plant construction project in Southern California and to prepay certain annual insurance premiums. Net cash of $1,335,000 was used by the operating activities of discontinued operations during the year ended January 31, 2012.

During the year ended January 31, 2013, we declared and paid a cash dividend in the amount of $8.4 million. We also expended net cash in the amount of $7.3 million for property and equipment, including approximately $3.8 million used in the power plant development activities of the Moxie Project entities and approximately $2.9 million used by GPS for the purchase and fit-up of an office property including a building large enough to combine the staff of GPS into one facility and to eliminate the need for multiple leased offices in Connecticut. During the year ended January 31, 2013, we received cash in the amount of $2,676,000 due to the receipt of cash proceeds from the exercise of stock options and the conversion of warrants in the amounts of $1,436,000 and $1,240,000, respectively.

During the year ended January 31, 2012, net cash was provided by investing activities in the amount of $790,000 due primarily to the receipt of $2,528,000 in cash proceeds from the sale of the assets of VLI offset partially by expenditures for property and equipment, including $1,469,000 in development costs incurred by the Moxie Projects. The exercise of stock options and warrants provided net cash proceeds in the aggregate amount of approximately $531,000 during the year ended January 31, 2012. Payment of last year’s cash dividend used cash in the amount of $6,804,000.

We have pledged the majority of the Company’s assets to secure our financing arrangement with the Bank, as amended. Its consent is required for acquisitions, divestitures and cash dividends. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. The arrangement also requires the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At January 31, 2013 and January 31, 2012, we were in compliance with each of these financial covenants as we had no senior debt outstanding at either date. We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangement including accelerating payment of any outstanding senior debt due and payable.

At January 31, 2013, most of the balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank. We believe that cash on hand, cash generated from our future operations and funds continuing to be available under our line of credit will be adequate to meet our general business needs in the foreseeable future without deterioration of working capital. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

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

In the ordinary course of business, our customers may request that we obtain surety bonds in connection with construction contract performance obligations that are not required to be recorded in our consolidated balance sheets. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. If necessary, we may obtain standby letters of credit from the Bank in the ordinary course of business, not to exceed $10.0 million. The financial crisis associated with the recession did not disrupt our insurance or surety programs or limit our ability to access needed insurance or surety capacity. We also have a line of credit committed by the Bank in the amount of $4.25 million for general purposes.

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of January 31, 2013, the total amount of outstanding surety bonds issued under such arrangements was approximately $2.0 million. We earned approximately $94,000 and $51,000 in fees during the years ended January 31, 2013 and 2012, respectively.

Inflation

Our monetary assets, consisting primarily of cash, cash equivalents and accounts receivables, and our non-monetary assets, consisting primarily of goodwill and other purchased intangible assets, are not affected significantly by inflation. We believe that replacement costs of our building, improvements, equipment and furniture will not materially affect our operations. However, the rate of inflation affects our costs and expenses, such as those for employee compensation and benefits and commodities used in construction projects, which may not be readily recoverable in the price of services offered by us.

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

The following table presents EBITDA for continuing operations for the years ended January 31, 2013 and 2012:

	2013	2012
Income from continuing operations, as reported	$22,102,000	$7,408,000
Interest expense	63,000	—
Income tax expense	13,640,000	4,556,000
Depreciation	522,000	455,000
Amortization of purchased intangible assets	243,000	334,000

EBITDA	$36,570,000	$12,753,000

As we believe that our net cash flow from continuing operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable years, as presented above, to the corresponding amounts of net cash flows provided by continuing operating activities that are presented in our consolidated statements of cash flows:

	2013	2012
EBITDA	$36,570,000	$12,753,000
Current income tax expense	(13,779,000)	(4,607,000)
Interest expense	(63,000)	—
Non-cash stock option compensation expense	1,316,000	637,000
Decrease in escrowed cash	—	1,243,000
Increase in accounts receivable	(8,826,000)	(2,976,000)
Change related to the timing of scheduled billings	6,992,000	56,750,000
Increase in accounts payable and accrued liabilities	6,489,000	20,267,000
Other, net	2,943,000	(4,017,000)

Net cash provided by continuing operations	$31,642,000	$80,050,000

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting and the disclosure of legal matters to be most critical to the understanding of our financial position and results of operations.

Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of net revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. A description of the Company’s significant accounting policies, including those discussed below, is included in Note 2 to the accompanying consolidated financial statements for the year ended January 31, 2013.

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

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for the price associated with that scope change. The costs associated with a scope change are expensed as incurred and included in the estimated amount of cost to complete the contract. We recognize net revenue on an unapproved change order when realization of price approval is probable. As of January 31, 2013, unapproved change orders in the aggregate amount of approximately $1.1 million were included in the total contract value amounts and reflected in the estimated total cost amounts of the corresponding contracts. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes net revenues from a claim only when an agreement on the amount of the claim has been reached.

Goodwill and Other Indefinite-Lived Intangible Assets

In connection with the acquisitions of GPS and SMC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. Other than goodwill, most of our purchased intangible assets were determined to have finite useful lives. At January 31, 2013, the total carrying value of goodwill was approximately $18.5 million, which represented approximately 8% of consolidated total assets and is related to the acquisition of GPS. The Company has reviewed for impairment, at least annually, the carrying value of goodwill. The annual review performance date is November 1. We also perform tests for impairment of goodwill more frequently if events or changes in circumstances indicate that its value might be impaired.

As prescribed by current accounting guidance, we determine whether goodwill has been impaired or not using a two-step process of analysis. The first step of our goodwill impairment testing process is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We utilized the assistance of a professional appraisal firm in the determination of the fair value of GPS as of November 1, 2012. A variety of alternative valuation approaches were considered. As a result of the analysis, we concluded that the market multiple and the discounted cash flow analysis approaches were the most appropriate valuation techniques for this exercise.

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

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment, which is intended to simplify the two-step goodwill impairment test required by current guidance. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting entity unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors.

We have elected to conduct our assessment of goodwill as of November 1, 2012 in accordance with the testing requirements of the guidance before amendment. However, in the future we may elect to perform qualitative evaluations of GPS in order to support the position that impairment of the goodwill of GPS has not occurred and that its fair value continues to exceed its carrying value, thus avoiding the performance of the two-step quantitative goodwill impairment test for GPS.

Long-Lived Assets

Our long-lived assets consist primarily of the building purchased by us in the current year and related improvements, equipment used in our operations and the asset consisting of the capitalized Moxie Project development costs. Fixed assets are carried at cost and such costs other than land are depreciated over their estimated useful lives, ranging from five to thirty-nine years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of certain long-lived assets is evaluated periodically when events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. If events and circumstances such as poor operating results of the applicable business segment indicate that the asset(s) should be reviewed for possible impairment, we use projections to assess whether future cash flows, including disposition, on a non-discounted basis related to the tested assets, are likely to exceed the recorded carrying amount of the assets to determine if an impairment exists. If we identify a potential impairment, we will estimate the fair value of the assets through known market transactions of similar equipment and other valuation techniques, which could include the use of similar projections on a discounted basis. We will record a loss to the extent that the carrying value of the impaired assets exceeds their fair value.

Deferred Tax Assets

As of January 31, 2013 and 2012, our consolidated balance sheets included net deferred tax assets in the total amounts of $1,639,000 and $1,529,000, respectively, resulting from our future deductible temporary differences. In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, we believe that the historically strong earnings performance of our power industry services business segment will continue during the periods in which the applicable temporary income tax differences become deductible. Accordingly, we believe that it is more likely than not that we will realize the benefit of our net deferred tax assets.

Stock Options

We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the awards and recognize the corresponding expense amounts over the vesting periods. Options to purchase 293,000 shares of our common stock were awarded during the year ended January 31, 2013 with a weighted average fair value per share amount of $5.65. The amounts of compensation expense recorded during the years ended January 31, 2013 and 2012 related to vesting stock options were $1,316,000 and $637,000, respectively. We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations which are disclosed in Note 13 to the accompanying consolidated financial statements and include the risk-free interest rate, the expected volatility of the market price of our common stock and the expected life of the stock option. We use the “simplified method” in developing the estimates of the expected lives of stock options, as we believe that our historical stock option exercise experience is insufficient to provide a reasonable basis upon which to estimate expected lives. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards.

Legal Contingencies

As discussed in Note 12 to the accompanying consolidated financial statements, we are involved in several legal matters where litigation has been initiated or claims have been made against us. We intend to vigorously defend ourselves in each case. At this time, we do not believe that a material loss is probable related to any of the current matters discussed therein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the outcomes of these legal matters change, significant losses or additional costs may be recorded.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements on page 45 of this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Attached as exhibits to this Annual Report on Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications and a reference to the report of Grant Thornton LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting. This section should be read in conjunction with the certifications and the report of Grant Thornton LLP for a more complete understanding of the topics presented.

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

Management assessed our internal control over financial reporting as of January 31, 2013, the end of the fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2013 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be incorporated by reference to our 2013 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120  days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be incorporated by reference to our 2013 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120  days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be incorporated by reference to our 2013 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be incorporated by reference to our 2013 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120  days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be incorporated by reference to our 2013 Proxy Statement relating to the election of directors and other matters which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS.

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

3.2	Bylaws. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2009.

4.1	Stock Purchase Agreement dated as of May 4, 2006 between Argan, Inc. and the purchasers identified on Schedule A attached thereto. (a)

4.2	Stock Purchase Agreement dated as of December 8, 2006 by and among Argan, Inc. and the purchasers identified on Schedule A attached thereto. (b)

4.3	Stock Purchase Agreement dated as of December 8, 2006 by and between Argan, Inc. and Argan Investments LLC. (b)

4.4	Registration Rights Agreement dated December 8, 2006 by and between Argan, Inc. and Argan Investments LLC. (b)

10.1	2001 Incentive Stock Option Plan. Incorporated by reference to the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on August 6, 2001.

10.2	Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Rainer H. Bosselmann. Incorporated by reference to the Company’s Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 5, 2005.

10.3	Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Arthur F. Trudel. Incorporated by reference to the Company’s Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 5, 2005.

10.4	Membership Interest Purchase Agreement, dated as of December 6, 2006, by and among, Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (b)

10.5	Stock Purchase Agreement, dated as of December 8, 2006, by and among Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (b)

10.6	Employment Agreement dated as of December 8, 2006 by and between Gemma Power Systems, LLC and William F. Griffin, Jr. (b)

10.7	First Amendment to the Employment Agreement of William F. Griffin, dated February 29, 2008. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 5, 2008.

10.8	Second Amendment to the Employment Agreement of William F. Griffin, dated March 5, 2009. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 9, 2009.

10.9	Amended and Restated Employment Agreement, dated April 1, 2011, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC and William F. Griffin, Jr. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.

10.10	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Southern Maryland Cable, Inc.) in favor of Bank of America, N.A. (b)

10.11	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems, LLC) in favor of Bank of America, N.A. (b)

10.12	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power, Inc.) in favor of Bank of America, N.A. (b)

10.13	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems California, Inc.) in favor of Bank of America, N.A. (b)

10.14	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Gemma Power Systems, LLC (on behalf of Gemma Power Hartford, LLC) in favor of Bank of America, N.A. (b)

10.15	Pledge and Assignment Agreement dated as of December 8, 2006 by Argan, Inc. in favor of Bank of America, N.A. for the benefit of Travelers Casualty and Surety Company of America. (b)

10.16	Second Amended and Restated Financing and Security Agreement dated December 11, 2006 by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. (b)

10.17	First Amendment to Second Amended and Restated Financing and Security Agreement, dated March 28, 2008, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 24, 2008.

10.18	Second Amendment to Second Amended and Restated Financing and Security Agreement, dated June 3, 2008, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2009.

10.19	Third Amendment to Second Amended and Restated Financing and Security Agreement, dated April 26, 2010, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 8, 2010.

10.20	Fifth Amended and Restated Revolving Credit Note dated April 26, 2010, issued by Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc. and Gemma Power Hartford, LLC in favor of Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 8, 2010.

10.21	Consent and Release Agreement, dated February 1, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2011.

10.22	Fourth Amendment to Second Amended and Restated Financing and Security Agreement, dated February 1, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2011.

10.23	Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated May 31, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 13, 2011.

10.24	Sixth Amendment to Second Amended and Restated Financing and Security Agreement, dated October 17, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on December 14, 2011.

10.25	Asset Purchase Agreement, dated March 11, 2011, by and among Vitarich Laboratories, Inc., NBTY Florida, Inc. and Argan, Inc. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2011.

10.26	Escrow Agreement, dated March 11, 2011, by and among NBTY Florida, Inc., Vitarich Laboratories, Inc., Farrell Fritz, P.C. and Argan, Inc. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2011.

10.27	Argan, Inc. 2011 Stock Plan (Revised as of 4-2-12). Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 13, 2012.

14.1	Code of Ethics. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

14.2	Argan, Inc. Code of Conduct (Amended January 2007). Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 26, 2007.

21	Subsidiaries of the Company. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2010.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (c)

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002. (c)

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002. (c)

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002. (c)

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002. (c)

101.INS#	XBRL Instance Document. (c)

101.SCH#	XBRL Schema Document. (c)

101.CAL#	XBRL Calculation Linkbase Document. (c)

101.LAB#	XBRL Labels Linkbase Document. (c)

101.PRE#	XBRL Presentation Linkbase Document. (c)

101.DEF#	XBRL Definition Linkbase Document. (c)

(a)	Incorporated by reference to the Company’s Form 8-K, dated May 4, 2006, filed with the Securities and Exchange Commission on May 9, 2006.
(b)	Incorporated by reference to the Company’s Form 8-K, dated December 8, 2006, filed with the Securities and Exchange Commission on December 14, 2006.
(c)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer
Dated: April 12, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer	April 12, 2013
Rainer H. Bosselmann	(Principal Executive Officer)

/s/ Arthur F. Trudel	Senior Vice President, Chief Financial Officer and Secretary	April 12, 2013
Arthur F. Trudel	(Principal Accounting and Financial Officer)

/s/ Henry A. Crumpton	Director	April 12, 2013
Henry A. Crumpton

/s/ Cynthia A. Flanders	Director	April 12, 2013
Cynthia A. Flanders

/s/ William F. Griffin	Director	April 12, 2013
William F. Griffin

/s/ William F. Leimkuhler	Director	April 12, 2013
William F. Leimkuhler

/s/ W. G. Champion Mitchell	Director	April 12, 2013
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 12, 2013
James W. Quinn

/s/ Brian R. Sherras	Director	April 12, 2013
Brian R. Sherras

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

JANUARY 31, 2013

The following financial statements (including the notes thereto and the Report of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 31, 2013 and our report dated April 12, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

McLean, Virginia

April 12, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended January 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argan, Inc. and subsidiaries as of January 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 12, 2013 expressed an unqualified opinion thereon.

/s/ GRANT THORNTON LLP

McLean, Virginia

April 12, 2013

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$175,142,000	$156,524,000
Accounts receivable, net of allowance for doubtful accounts	24,879,000	16,053,000
Costs and estimated earnings in excess of billings	1,178,000	2,781,000
Deferred income tax assets	1,303,000	691,000
Prepaid expenses and other current assets	1,606,000	4,528,000

TOTAL CURRENT ASSETS	204,108,000	180,577,000
Property, plant and equipment, net of accumulated depreciation (including $5,309,000 and $1,469,000 in costs related to variable interest entities as of January 31, 2013 and 2012, respectively)	9,468,000	2,761,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	2,331,000	2,574,000
Deferred income tax and other assets	341,000	864,000

TOTAL ASSETS	$234,724,000	$205,252,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$32,699,000	$29,524,000
Accrued expenses	9,488,000	6,751,000
Billings in excess of costs and estimated earnings	73,359,000	68,004,000

TOTAL CURRENT LIABILITIES	115,546,000	104,279,000
Other liabilities	10,000	10,000

TOTAL LIABILITIES	115,556,000	104,289,000

COMMITMENTS AND CONTINGENCIES (see Notes 11 and 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 13,977,560 and 13,661,098 shares issued at January 31, 2013 and 2012, respectively; 13,974,327 and 13,657,865 shares outstanding at January 31, 2013 and 2012, respectively	2,096,000	2,049,000
Warrants outstanding	—	590,000
Additional paid-in capital	95,004,000	89,714,000
Retained earnings	23,850,000	8,944,000
Treasury stock at cost – 3,233 shares at January 31, 2013 and 2012	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	120,917,000	101,264,000
Noncontrolling interest (variable interest entities, see Note 4)	(1,749,000)	(301,000)

TOTAL EQUITY	119,168,000	100,963,000

TOTAL LIABILITIES AND EQUITY	$234,724,000	$205,252,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31,

	2013	2012
Net revenues
Power industry services	$261,327,000	$132,519,000
Telecommunications infrastructure services	17,308,000	9,331,000

Net revenues	278,635,000	141,850,000
Cost of revenues
Power industry services	214,817,000	111,193,000
Telecommunications infrastructure services	13,683,000	7,555,000

Cost of revenues	228,500,000	118,748,000

Gross profit	50,135,000	23,102,000
Selling, general and administrative expenses	14,350,000	11,186,000

	35,785,000	11,916,000
Other (expense) income, net	(43,000)	48,000

Income from continuing operations before income taxes	35,742,000	11,964,000
Income tax expense	13,640,000	4,556,000

Income from continuing operations	22,102,000	7,408,000

Discontinued operations
(Loss) income from discontinued operations before income tax benefit (including gain on disposal of $1,312,000 for the year ended January 31, 2012, see Note 18)	(405,000)	282,000
Income tax benefit	120,000	1,280,000

(Loss) income from discontinued operations	(285,000)	1,562,000

Net income	21,817,000	8,970,000
Less – Loss attributable to noncontrolling interest (see Note 4)	1,448,000	302,000

Net income attributable to Argan, Inc. stockholders	$23,265,000	$9,272,000

Earnings (loss) per share attributable to Argan, Inc. stockholders:
Continuing Operations (see Note 15)
Basic	$1.71	$0.57

Diluted	$1.67	$0.56

Discontinued Operations
Basic	$(0.02)	$0.11

Diluted	$(0.02)	$0.11

Net Income
Basic	$1.69	$0.68

Diluted	$1.65	$0.67

Weighted average number of shares outstanding:
Basic	13,784,000	13,612,000

Diluted	14,116,000	13,792,000

Cash dividend per common share	$0.60	$0.50

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2013 AND 2012

	Common Stock			Additional
	Outstanding Shares	Par Value	Warrants	Paid-in Capital	Retained Earnings	Noncontrolling Interest	Treasury Stock	Total Equity
Balance, January 31, 2011	13,598,994	$2,040,000	$601,000	$88,561,000	$6,476,000	$—	$(33,000)	$97,645,000
Net income (loss)	—	—	—	—	9,272,000	(302,000)	—	8,970,000
Exercise of stock options	55,038	8,000	—	499,000	—	—	—	507,000
Conversion of stock warrants	3,000	1,000	(11,000)	33,000	—	—	—	23,000
Stock option vesting	—	—	—	637,000	—	—	—	637,000
Reversal of excess tax benefit on forfeited stock options	—	—	—	(16,000)	—	—	—	(16,000)
Dividends	—	—	—	—	(6,804,000)	—	—	(6,804,000)
Others	833	—	—	—	—	1,000	—	1,000

Balance, January 31, 2012	13,657,865	2,049,000	590,000	89,714,000	8,944,000	(301,000)	(33,000)	100,963,000
Net income (loss)	—	—	—	—	23,265,000	(1,448,000)	—	21,817,000
Exercise of stock options	153,962	23,000	—	1,413,000	—	—	—	1,436,000
Conversion of stock warrants	160,000	24,000	(590,000)	1,806,000	—	—	—	1,240,000
Stock option vesting	—	—	—	1,316,000	—	—	—	1,316,000
Release of restricted stock	2,500	—	—	25,000	—	—	—	25,000
Excess tax benefit on exercised stock options and converted warrants	—	—	—	730,000	—	—	—	730,000
Dividends	—	—	—	—	(8,359,000)	—	—	(8,359,000)

Balance, January 31, 2013	13,974,327	$2,096,000	$—	$95,004,000	$23,850,000	$(1,749,000)	$(33,000)	$119,168,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,817,000	$8,970,000
Removal of loss (income) on discontinued operations	285,000	(1,562,000)

Income from continuing operations	22,102,000	7,408,000
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Non-cash stock compensation expense	1,316,000	637,000
Depreciation	522,000	455,000
Amortization of purchased intangible assets	243,000	334,000
Deferred income tax benefit	(139,000)	(51,000)
Changes in operating assets and liabilities:
Accounts receivable	(8,826,000)	(2,976,000)
Restricted cash	—	1,243,000
Costs and estimated earnings in excess of billings	1,603,000	(1,338,000)
Prepaid expenses and other assets	2,943,000	(4,020,000)
Accounts payable and accrued expenses	6,489,000	20,267,000
Billings in excess of costs and estimated earnings	5,389,000	58,088,000
Other, net	—	3,000

Net cash provided by continuing operating activities	31,642,000	80,050,000
Net cash used in discontinued operating activities	(78,000)	(1,335,000)

Net cash provided by operating activities	31,564,000	78,715,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(7,263,000)	(1,738,000)
Net cash provided by the sale of the assets of VLI	—	2,528,000

Net cash (used in) provided by investing activities	(7,263,000)	790,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	2,676,000	531,000
Dividends	(8,359,000)	(6,804,000)

Net cash used in financing activities	(5,683,000)	(6,273,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,618,000	73,232,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	156,524,000	83,292,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$175,142,000	$156,524,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$9,977,000	$5,097,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2013 AND 2012

NOTE 1 – DESCRIPTION OF THE BUSINESS

Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provide the substantial portion of consolidated net revenues, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. The Company considers GPS to be the primary beneficiary of two variable interest entities that were formed during the year ended January 31, 2012 for the purpose of developing a pair of gas-fired power plants. The combination of GPS and the variable interest entities represent the Company’s power industry services business segment. Through SMC, the services of the telecommunications infrastructure services segment include project management, construction, installation and maintenance provided to commercial, local government and federal government customers primarily in the mid-Atlantic region.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries and two variable interest entities for which GPS is deemed to be the primary beneficiary (see Note 4 below). The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 17, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, net revenues, expenses, and certain financial statement disclosures. Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but are not limited to, the Company’s accounting for revenue recognition, the allowance for doubtful accounts, assets with long and indefinite lives including goodwill, contingent obligations and deferred taxes. Actual results could differ from these estimates.

Fair Values – Current professional accounting guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The requirements prescribe a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. A Level 1 input includes a quoted market price in an active market or the price of an identical asset or liability. Level 2 inputs are market data other than Level 1 inputs that are observable either directly or indirectly including quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

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

Property, Plant and Equipment – Property, plant and equipment are stated at cost. Depreciation amounts are determined using the straight-line method over the estimated useful lives of the assets, other than land, which are generally from five to thirty-nine years. Building and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the related asset or the lease term, as applicable. The costs of maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in earnings.

Goodwill and Other Indefinite-Lived Intangible Assets – At least annually, the Company reviews the carrying value of goodwill for impairment. Goodwill impairment is determined using the two-step process.

The first step of the impairment test is to identify a potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The estimate of fair value of the reporting unit, generally a company’s operating segment, is determined using various valuation techniques, with the principal techniques being a discounted cash flow analysis and market multiple valuation. A discounted cash flow analysis requires making various judgmental assumptions, including assumptions about future cash flows, growth rates and discount rates. After taking into consideration industry and company trends, if the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.

The second step of the impairment test compares the implied fair value of the reporting unit’s goodwill with the corresponding carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit is allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Nonetheless, the Company would evaluate any of these assets for impairment more frequently if events or changes in circumstances indicate that an asset value might be impaired.

Long-Lived Assets – Long-lived assets, consisting primarily of property, plant and equipment and purchased intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. The Company compares the carrying value of the long-lived asset to the undiscounted future cash flows expected to result from the use of the asset. In the event the Company determines that the carrying value of the asset is not recoverable, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is generally determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets are described in Note 9.

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

Unapproved change orders, which represent contract variations for which the Company has project owner approval for scope changes but not for the price associated with the scope changes, are reflected in net revenues when it is probable that the applicable costs will be recovered through a change in the contract price. As of January 31, 2013, unapproved change orders in the aggregate amount of approximately $1,141,000 were included in the total contract value amounts and reflected in the estimated total cost amounts of the corresponding contracts. Disputed change orders that are unapproved in regard to both scope and price are considered claims.

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

NOTE 3 – PAYMENT OF SPECIAL CASH DIVIDENDS

In September 2012, the Company’s Board of Directors declared a special cash dividend of $0.60 per share of common stock that was paid on November 7, 2012 to stockholders of record at the close of business on October 11, 2012. During the year ended January 31, 2012, the Company declared and paid a special cash dividend of $0.50 per share of common stock.

NOTE 4 – VARIABLE INTEREST ENTITIES

Moxie Energy, LLC (“Moxie”), a Delaware limited liability company, has two natural gas-fired power plant projects under development located in the Marcellus Shale natural gas region of Pennsylvania. The strategy of Moxie is to develop these power plants (the “Moxie Projects,” both of which are limited liability companies wholly owned by Moxie) near the natural gas source and to provide transmitted electricity to the power grid in the northeastern United States, eliminating the need for the transport of natural gas over long distances to supply the power production plant. To date, the Moxie Projects have been engaged in the lengthy process of obtaining interconnect privileges and operating permits, completing an electricity supply contract, pursuing ownership for the completed plants and securing permanent financing for the projects.

In May 2012, Gemma Power, Inc. (“GPI,” an affiliate of GPS and wholly owned by Argan) agreed to the amendment and restatement of a development agreement with Moxie that was executed in May 2011. This arrangement has provided GPI with means to support the initial development of these two projects with loans and an opportunity to make equity investments to cover fully the anticipated costs of the development efforts. As amended and restated, it contemplates that GPI will extend loans to the Moxie Projects that may total up to $9 million. With the approval of the Company’s board of directors, GPI could increase the loan total to $10 million. Among other modifications to the arrangement, the maturity date for all current and future loans has been reset to no later than September 30, 2014. Earlier repayment of the loans for each Moxie Project shall occur in accordance with the agreement upon the closing of corresponding construction financing. Also, such financing, should it occur, shall cause the cash payment of certain development success fees from the Moxie Projects to both GPI and Moxie, provided that the terms of the corresponding construction financing do not require that the fees be paid in the form of subordinated notes. The Company’s commitment to provide project development financing shall expire no later than December 31, 2013.

As of January 31, 2013, GPI had provided approximately $5,479,000 to the Moxie Projects under short term initial development loans. In addition, accrued interest receivable was approximately $783,000. Moxie has supported the arrangement by providing GPI with a first priority lien and security interest in all of the assets of the Moxie Projects, limited recourse guarantees of all of the obligations of the projects to GPI, and first priority liens on its membership interests in the two projects. At the time that either of the project entities secures construction and working capital financing, GPI shall be paid certain preferred development success fees. The admission of any additional investor that would change the control of Moxie or either of the Moxie Projects would be subject to the prior approval of GPI. Pursuant to the terms of the amended and restated development agreement, Moxie has provided GPS the right to provide construction services for the two projects under engineering, procurement and construction (“EPC”) contracts. As of January 31, 2012, the loan and accrued interest receivable balances included in the accounts of GPI were $1,500,000 and $94,000, respectively. See Note 19 for disclosure of a subsequent event relating to the contingent sale of one of the Moxie Projects.

Primarily due to the Moxie Projects not having sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities are considered to be variable interest entities under current accounting guidance (“VIEs”). A company is deemed to be the primary beneficiary of a VIE and must consolidate the entity if the company has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Despite not having an ownership interest in the Moxie Projects, the Company believes that GPI is currently the primary beneficiary of these VIEs due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects are not successful, the opportunity for GPI to receive preferred development success fees and the possibility of GPS obtaining two large EPC contracts for the construction of the power plants. The net losses attributable to the Moxie Projects were $1,448,000 for the year ended January 31, 2013, and $302,000 for the period May 26, 2011 (the development commencement date) through January 31, 2012. Each net loss has been included in the consolidated statement of operations for the corresponding period.

The assets and liabilities of the Moxie Projects have been included in the Company’s consolidated balance sheets as of January 31, 2013 and 2012 as presented below.

	2013	2012
Cash and cash equivalents	$190,000	$75,000
Property, plant and equipment	5,309,000	1,469,000

Total assets	$5,499,000	$1,544,000

Accounts payable	$334,000	$27,000
Accrued expenses	747,000	224,000

Total liabilities	$1,081,000	$251,000

The balances for accrued expenses as of January 31, 2013 and 2012 represented amounts due to Moxie.

NOTE 5 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

The Company holds cash on deposit in excess of federally insured limits and has liquid mutual fund investments at Bank of America (the “Bank”). Management does not believe that the risks associated with keeping deposits in excess of federal deposit limits or holding investments in liquid mutual funds represent material risks.

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At January 31, 2013, a significant portion of the balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank.

Pursuant to the requirements of an amended and restated EPC contract, GPS established a separate bank account in May 2010 which was used to pay the costs defined as “reimbursable costs” that were incurred on the related construction project and to receive cost reimbursement payments from the project owner. During the year ended January 31, 2012, GPS completed the project and the funds in this account in the amount of $1,243,000 were released from restriction.

NOTE 6 – ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at January 31, 2013 and 2012 were approximately $20.2 million and $9.8 million, respectively. Such retainages represent amounts withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the customer. Generally, the lengths of retention periods may vary, but for material amounts they typically range between nine months and three years. The Company expects that substantially all of the amount outstanding as of January 31, 2013 will be collected within the next twelve months.

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains allowances for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivable. The amount of the allowance for doubtful accounts was approximately $5.5 million at January 31, 2013 and 2012 which fully covers the remaining amount owed by the owner of an uncompleted construction project and equal to the amount of the net proceeds remaining from a public auction of the facility. The amount of the Company’s share of the auction proceeds, if any, is not known at this time. The amounts of the provision for accounts receivable losses for the years ended January 31, 2013 and 2012 were not material.

The amount of accounts receivable included in the consolidated balance sheet as of January 31, 2013 also included a balance of approximately $2.1 million that has been due since late September 2012 from a solar energy field project owner. The project owner has represented to GPS that its ability to make a substantial payment on this balance is dependent upon its receipt of funding from the U.S. Department of Treasury under a federal program established for the advanced payment of cash to the developers of specified renewable energy property in lieu of tax credits (a “Section 1603 Grant”). The application for a Section 1603 Grant for this project was filed by the project owner in the approximate amount of $7.8 million. The Company was informed that the Grant in the full amount was awarded to the project owner in January 2013. Full payment of the overdue account receivable balance was received by GPS in the first quarter of fiscal year 2014.

NOTE 7 – COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The Company’s billing practices are governed primarily by the contract terms of each project based on the achievement of milestones, pre-agreed schedules or progress towards completion approved by the project owner. Billings do not necessarily correlate with net revenues recognized under the percentage-of-completion method of accounting.

The tables below set forth the aggregate amount of costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through January 31, 2013 and 2012, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the consolidated balance sheets at those dates.

	2013	2012
Costs incurred on uncompleted contracts	$259,390,000	$106,379,000
Estimated accrued earnings	48,724,000	12,121,000

	308,114,000	118,500,000
Less – Billings to date	380,295,000	183,723,000

Billings in excess of costs and estimated earnings on uncompleted contracts, net	$72,181,000	$65,223,000

Costs and estimated earnings in excess of billings	$1,178,000	$2,781,000
Billings in excess of costs and estimated earnings	73,359,000	68,004,000

Billings in excess of costs and estimated earnings on uncompleted contracts, net	$72,181,000	$65,223,000

Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes, insurance, job supervision and equipment charges. The amounts of costs and estimated earnings in excess of billings are expected to be billed and collected in the normal course of business.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at January 31, 2013 and 2012:

	2013	2012
Land and improvements	$471,000	$—
Building and leasehold improvements	2,587,000	208,000
Furniture, machinery and equipment	3,060,000	2,700,000
Trucks and other vehicles	1,803,000	1,817,000
Construction project costs of variable interest entities	5,309,000	1,469,000

	13,230,000	6,194,000
Less – accumulated depreciation	3,762,000	3,433,000

Property, plant and equipment, net	$9,468,000	$2,761,000

In June 2012, GPS purchased an office building and the underlying land for a cash price of $1,955,000. The building is large enough to combine the staff of GPS into one facility, and the purchase eliminated the need for leased office space in Connecticut. Depreciation expense amounts related to continuing operations for property and equipment were $522,000 and $455,000 for the fiscal years ended January 31, 2013 and 2012, respectively. The costs of maintenance and repairs related to continuing operations were $325,000 and $295,000 for the years ended January 31, 2013 and 2012, respectively.

NOTE 9 – PURCHASED INTANGIBLE ASSETS

In connection with the acquisitions of GPS and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including trade names and non-compete agreements. The goodwill included in the balance sheets at January 31, 2013 and 2012 in the amount of $18,476,000 relates entirely to the acquisition of GPS. For income tax reporting purposes, goodwill allocated to GPS in the approximate amount of $12.3 million is being amortized on a straight-line basis over periods of 15 years. The remaining amount of the Company’s goodwill is not amortizable for income tax reporting purposes.

The Company’s other purchased intangible assets with balances as of January 31, 2013 or 2012 consisted of the following elements. The Company determined the fair values of the GPS and SMC trade names using a relief-from-royalty methodology. The Company also considered recognition by potential customers of a trade name such as GPS. The Company believes that the useful life of the GPS trade name is fifteen years, the period over which the trade name is expected to contribute to future cash flows. Management concluded that the useful life of the SMC trade name was indefinite since it is expected to contribute directly to future cash flows in perpetuity. The fair value amounts of three non-compete agreements with the former owners of acquired businesses were determined at the time of the acquisitions by discounting the estimated reductions in the cash flows that would be expected if the key employees were to leave the Company. The Company amortized the fair value amounts ascribed to the non-compete agreements over five years, the contractual length of each non-compete agreement. The changes in the carrying values of the other purchased intangible assets for the years ended January 31, 2013 and 2012 were as follows.

	Useful	January 31,			January 31,
Description	Lives	2011	Additions	Amortization	2012
Non-compete – GPS	5 years	$91,000	$—	$91,000	$—
Trade name – GPS	15 years	2,636,000	—	243,000	2,393,000
Trade name – SMC	Indefinite	181,000	—	—	181,000

Totals		$2,908,000	$—	$334,000	$2,574,000

	Useful	January 31,			January 31,
Description	Lives	2012	Additions	Amortization	2013
Trade name – GPS	15 years	$2,393,000	$—	$243,000	$2,150,000
Trade name – SMC	Indefinite	181,000	—	—	181,000

Totals		$2,574,000	$—	$243,000	$2,331,000

As of January 31, 2013 and 2012, the amounts of accumulated amortization associated with the trade name of GPS were $1,493,000 and $1,250,000, respectively.

The estimated amounts of amortization expense related to the trade name of GPS for the next five fiscal years are presented below:

2014	$243,000
2015	243,000
2016	243,000
2017	243,000
2018	243,000
Thereafter	935,000

Total	$2,150,000

NOTE 10 – FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank. The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4,250,000 that is available until May 31, 2013, with interest at LIBOR plus 2.25%. There were no borrowings outstanding under the Bank financing arrangements as of January 31, 2013 or 2012. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10,000,000.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is required for acquisitions, divestitures and cash dividends. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends (using a rolling 12-month period) including covenants that (1) the ratio of total funded debt to EBITDA not exceed 2 to 1, (2) the fixed charge coverage ratio be not less than 1.25 to 1, and (3) the ratio of senior funded debt to EBITDA not exceed 1.50 to 1. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements. The amended financing arrangements also contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. If the Company’s performance results in noncompliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, management would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of any outstanding senior debt. At January 31, 2013 and 2012, the Company was in compliance with the financial covenants of its amended financing arrangements.

NOTE 11 – COMMITMENTS

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

The amounts of rent included in the selling, general and administrative expenses of continuing operations were $390,000 and $443,000 for the years ended January 31, 2013 and 2012, respectively. The amounts of rent incurred on construction projects and included in the costs of revenues of continuing operations were $7,567,000 and $4,386,000 for the years ended January 31, 2013 and 2012, respectively.

The following is a schedule of future minimum lease payments for the operating leases of continuing operations that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2013:

2014	$181,000
2015	99,000
2016	89,000
2017	86,000
2018	86,000
Thereafter	170,000

Total	$711,000

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

The court separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. In November 2011, the court held that the claim of the project lender is superior to the lien claim of GPS. Fact discovery related to the second phase was completed in January 2012, but the court has continued to stay this action pending the final resolution of the claim against the Company’s payment bond that is discussed below.

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

In August 2012, the applicable parties executed settlement agreements that resulted in the dismissal of the claims against GPS and its surety company, with prejudice, and the assignment of DCR’s mechanics lien claim against the escrowed Altra Project sales proceeds to GPS. In connection with these settlements, GPS agreed to make cash payments to DCR. GPS made these payments that totaled $1,875,000 in August 2012. The payments were funded, in part, by a cash payment received during the current year from Delta-T’s parent company in the amount of $275,000. The net amount of $1,600,000 was included as a charge to the cost of revenues of GPS in July 2012 and, accordingly, is reflected in the consolidated results of operations for the year ended January 31, 2013.

Subsequent to the execution of the settlement agreements and the payments made by GPS, DCR’s former counsel filed notice of a charging lien, claiming that DCR is indebted to counsel in excess of $1.8 million in fees and costs. In addition, a subcontractor to DCR on the Altra Project filed a motion asking the court to set aside the dismissals or, in the alternative, to reconsider them. In October 2012, the court vacated the prior orders of dismissal and permitted DCR’s former counsel and former subcontractor to file complaints. A trial for the charging lien and subcontractor claims is scheduled for April 2013.

The Company intends to vigorously pursue the enforcement of the settlement agreements and the pursuit of the lien claims against the Altra Project assigned to GPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period. No additional provision for loss related to these matters was recorded in the consolidated statement of operations for the year ended January 31, 2013. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of additional loss can be reasonably estimated by GPS, the impacts of the change will be reflected in the consolidated financial statements at that time.

Tampa Bay Nutraceutical Company

On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“TBN”) filed a civil action in the Circuit Court of Florida for Collier County against Vitarich Laboratories, Inc. (“VLI”, see Note 18). The current causes of action relate to an order for product issued by TBN to VLI in June 2007 and allege (1) breach of contract; (2) fraudulent misrepresentation; and (3) various warranty breaches, among other allegations. TBN alleges compensatory damages in excess of $42 million. The Company has vigorously defended this litigation. Since 2011, the parties were engaged primarily in legal activity concerning TBN’s failure to provide proper discovery responses to VLI. In August 2012, the court ordered TBN to pay to VLI, by September 17, 2012, a sanction award in the amount of $295,000 covering the costs and expenses incurred by VLI as a result of TBN’s repeated disobedience of court orders. As TBN failed to do so, the court issued a final judgment in favor of VLI, ordering that TBN’s pleadings in this matter be stricken and dismissing all of plaintiff’s claims with prejudice. However, in September 2012, TBN filed an appeal in the Florida’s Second District Court of Appeal for reconsideration of the sanction award decision. VLI has responded and it is expected that oral arguments will be presented to the court in calendar 2013.

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

NOTE 13 – STOCK-BASED COMPENSATION

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of the Company’s common stock reserved for issuance thereunder. The Stock Plan, which will expire in July 2021, serves to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, the Company’s Board of Directors may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Option Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, a seven to ten-year term, and typically shall become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Company’s board of directors, typically one year from the date of award. At January 31, 2013, there were 81,500 shares of the Company’s common stock reserved for award under the Stock Plan.

A summary of activity under the Option and Stock Plans for the two years ended January 31, 2013 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, January 31, 2011	675,724	$11.29	5.78	$5.79
Granted	212,500	$13.92
Exercised	(55,038)	$9.36
Forfeited	(16,000)	$11.36

Outstanding, January 31, 2012	817,186	$12.10	4.94	$5.68
Granted	293,000	$17.36
Exercised	(153,962)	$9.33
Forfeited	(30,000)	$8.66

Outstanding, January 31, 2013	926,224	$14.34	5.39	$5.93

Exercisable, January 31, 2013	633,224	$12.94	4.37	$6.06

A summary of the change in the number of shares of common stock subject to non-vested options to purchase such shares for the two years ended January 31, 2013 is presented below:

	Shares	Weighted Average Fair Value
Non-vested, January 31, 2011	237,000	$6.31
Granted	212,500	$5.09
Vested	(232,000)	$6.34
Forfeited	(5,000)	$4.98

Non-vested, January 31, 2012	212,500	$5.09
Granted	293,000	$5.65
Vested	(207,500)	$5.06
Forfeited	(5,000)	$6.32

Non-vested, January 31, 2013	293,000	$5.65

The total intrinsic value amounts for the stock options exercised during the years ended January 31, 2013 and 2012 were $1,242,000 and $238,000, respectively. At January 31, 2013, the aggregate intrinsic value amounts for outstanding and exercisable stock options were $4,130,000 and $3,709,000, respectively.

The total fair value amounts for stock options vested during the years ended January 31, 2013 and 2012 were $1,050,000 and $1,470,000, respectively. Compensation expense amounts recorded in the years ended January 31, 2013 and 2012 related to stock options were $1,316,000 and $637,000, respectively. At January 31, 2013, there was $1,049,000 in unrecognized compensation cost related to stock options granted under the Stock Plan. The end of the period over which the compensation expense for these awards is expected to be recognized is December 2013.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Current guidance provided by the SEC permits the use of a “simplified method” in developing the estimates of the expected terms of “plain-vanilla’’ share options under certain circumstances, including situations where a company having historical stock option exercise experience that is insufficient to provide a reasonable basis upon which to estimate expected terms. The Company utilizes the simplified method to estimate the expected terms of its stock option awards. The risk-free interest rates and expected volatility factors used in the determinations of the fair value of stock options awarded during the year ended January 31, 2013 ranged from 1.82% to 2.01% and from 34.5% to 36.4%, respectively. For stock options awarded during the year ended January 31, 2012, the comparable ranges were 1.98% to 3.42% and 36.1% to 57.6%, respectively. The calculations of the expected volatility factors were based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards.

The fair value amounts per share of options to purchase shares of the Company’s common stock awarded during the fiscal years ended January 31, 2013 and 2012 were determined at the dates of grant using the following weighted-average assumptions:

	2013	2012
Risk-free interest rate	1.93%	2.57%
Expected volatility	35.51%	44.88%
Expected life	4.56 years	4.26 years
Dividend yield	—%	—%

During the year ended January 31, 2012, the Company awarded 5,000 shares of restricted stock to an employee. The aggregate market value of the shares is being amortized over the two-year vesting period to compensation expense, which was approximately $25,000 and $15,000 for the years ended January 31, 2013 and 2012, respectively.

Warrants for the purchase of 160,000 shares of the Company’s common stock were converted in the year ended January 31, 2013. The warrants, convertible at a price of $7.75 per share, were issued in connection with the Company’s private placement of common stock in April 2003 to three individuals who became the executive officers of the Company upon completion of the offering and also to an investment advisory firm. A former director of the Company is the chief executive officer of the investment advisory firm. The aggregate fair value amount of the warrants, $849,000, was treated as a cost of the related stock offering.

The Company also has 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense for these defined contribution plans totaled approximately $36,000 and $31,000 for continuing operations for the years ended January 31, 2013 and 2012, respectively.

NOTE 14 – INCOME TAXES

As of January 31, 2013, the amount presented in the consolidated balance sheet for accrued expenses included accrued income taxes of approximately $1,362,000. As of January 31, 2012, the amount presented in the consolidated balance sheet for prepaid expenses and other current assets included prepaid income taxes of approximately $1,602,000. The Company’s consolidated balance sheets as of January 31, 2013 and 2012 included net deferred tax assets in the amounts of $1,639,000 and $1,529,000, respectively, resulting from future deductible temporary differences. The Company’s ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of January 31, 2013 and 2012 are presented below:

	2013	2012
Assets:
Purchased intangibles	$1,407,000	$1,557,000
Stock options	1,675,000	1,497,000
Accrued liabilities	855,000	695,000
Moxie Project net operating losses	432,000	—
Other	144,000	228,000

	4,513,000	3,977,000

Liabilities:
Purchased intangibles	2,258,000	1,942,000
Property and equipment	581,000	453,000
Other	35,000	53,000

	2,874,000	2,448,000

Net deferred tax assets	$1,639,000	$1,529,000

The components of the Company’s income tax expense related to continuing operations for the years ended January 31, 2013 and 2012 are presented below:

	2013	2012
Current:
Federal	$11,555,000	$3,771,000
State	2,224,000	836,000

	13,779,000	4,607,000

Deferred:
Federal	(207,000)	41,000
State	68,000	(92,000)

	(139,000)	(51,000)

Income tax expense	$13,640,000	$4,556,000

The actual income tax expense amounts for the years ended January 31, 2013 and 2012 differed from the expected tax amounts computed by applying the U.S. federal corporate income tax rate of 35% for the year ended January 31, 2013, and 34% for the year ended January 31, 2012, to income from continuing operations before income taxes as presented below:

	2013	2012
Computed “expected” income tax	$12,510,000	$4,068,000
Increase (decrease) resulting from:
State income taxes, net	1,459,000	460,000
Permanent differences	(730,000)	(138,000)
Federal income tax true-up and other adjustments	401,000	166,000

Income tax expense	$13,640,000	$4,556,000

For the years ended January 31, 2013 and 2012, the favorable tax effects of permanent differences related primarily to the tax benefit of the domestic manufacturing deduction for the years.

The Company is subject to income taxes in the United States and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2009. Tax penalties recorded during the years ended January 31, 2013 and 2012, and included in selling, general and administrative expenses for the years, were not material. Tax interest amounts recorded during the years ended January 31, 2013 and 2012, and included in income tax expense for the years, were not material.

NOTE 15 – EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic earnings (loss) per share amounts for the years ended January 31, 2013 and 2012 were computed by dividing income (loss) amounts attributable to the stockholders of Argan by the weighted average number of shares of common stock that were outstanding during the applicable year.

Diluted earnings per share amounts for the years ended January 31, 2013 and 2012 were computed by dividing the income amounts attributable to the stockholders of Argan by the weighted average number of outstanding common shares for the applicable year plus 330,000 and 180,000 common stock equivalent shares representing their total dilutive effects for the years, respectively. The diluted weighted average number of shares outstanding for the years ended January 31, 2013 and 2012 excluded the effects of options to purchase approximately 404,000 and 556,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable year.

Diluted loss per share for discontinued operations for the year ended January 31, 2013 was computed by dividing the loss amount by the weighted average number of outstanding common shares for the year. The effects of outstanding options and warrants to purchase shares of common stock were not reflected in the computation as the loss made the common stock equivalents anti-dilutive for the year.

The earnings per share amounts for continuing operations attributable to the stockholders of Argan for the years ended January 31, 2013 and 2012 were based on the amounts of income from continuing operations excluding the net losses attributable to the noncontrolling interest of $1,448,000 and $302,000, respectively.

NOTE 16 – MAJOR CUSTOMERS

During the years ended January 31, 2013 and 2012, the majority of the Company’s net revenues from continuing operations related to engineering, procurement and construction services that were provided by GPS to the power industry. Net revenues from power industry services accounted for approximately 94% and 93% of consolidated net revenues from continuing operations for the years ended January 31, 2013 and 2012, respectively. The Company’s most significant customer relationships included two power industry service customers which accounted for approximately 56% and 18%, respectively, of consolidated net revenues from continuing operations for the year ended January 31, 2013. The Company’s most significant customer relationships included three power industry service customers which accounted for approximately 43%, 30% and 12%, respectively, of consolidated net revenues from continuing operations for the year ended January 31, 2012.

NOTE 17 – SEGMENT REPORTING

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

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the years ended January 31, 2013 and 2012. The “Other” column includes the Company’s corporate and unallocated expenses.

Fiscal Year Ended January 31, 2013

	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$261,327,000	$17,308,000	$—	$278,635,000
Cost of revenues	214,817,000	13,683,000	—	228,500,000

Gross profit	46,510,000	3,625,000	—	50,135,000
Selling, general and administrative expenses	7,950,000	1,628,000	4,772,000	14,350,000

	38,560,000	1,997,000	(4,772,000)	35,785,000
Other (expense) income, net	(45,000)	—	2,000	(43,000)

Income (loss) from continuing operations before income taxes	$38,515,000	$1,997,000	$(4,770,000)	35,742,000

Income tax expense				13,640,000

Income from continuing operations				$22,102,000

Amortization of purchased intangible assets	$243,000	$—	$—	$243,000

Depreciation	$290,000	$229,000	$3,000	$522,000

Fixed asset additions	$6,986,000	$277,000	$—	$7,263,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$186,284,000	$4,032,000	$44,408,000	$234,724,000

Fiscal Year Ended January 31, 2012

	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$132,519,000	$9,331,000	$—	$141,850,000
Cost of revenues	111,193,000	7,555,000	—	118,748,000

Gross profit	21,326,000	1,776,000	—	23,102,000
Selling, general and administrative expenses	6,235,000	1,586,000	3,365,000	11,186,000

	15,091,000	190,000	(3,365,000)	11,916,000
Other income, net	33,000	—	15,000	48,000

Income (loss) from continuing operations before income taxes	$15,124,000	$190,000	$(3,350,000)	11,964,000

Income tax expense				4,556,000

Income from continuing operations				$7,408,000

Amortization of purchased intangible assets	$334,000	$—	$—	$334,000

Depreciation	$207,000	$244,000	$4,000	$455,000

Fixed asset additions	$1,598,000	$136,000	$4,000	$1,738,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$164,049,000	$3,121,000	$38,082,000	$205,252,000

NOTE 18 – DISPOSITION OF DISCONTINUED OPERATIONS

Vitarich Laboratories, Inc. (“VLI”), a wholly owned subsidiary that represented the Company’s nutritional products business segment, completed the sale of substantially all of its assets (the “Asset Sale”) to NBTY Florida, Inc. (“NBTY”) in March 2011. The Asset Sale was consummated for an aggregate cash purchase price of up to $3,100,000 including $800,000 that was paid at closing. The remaining $2,300,000 was placed into escrow. VLI was paid from the escrow amount the cost of all pre-closing inventory sold, used or consumed by December 11, 2011 and it was paid the amounts of all pre-closing accounts receivable of VLI that were collected by September 30, 2011. In December 2011, the funds remaining in the escrow account after the payments to VLI were returned to NBTY. During the year ended January 31, 2012, VLI received cash proceeds from the escrow account in the aggregate amount of $1,728,000. Amounts received from the escrow account were recorded as proceeds of the Asset Sale upon receipt.

The financial results of this business through April 30, 2012 have been presented as discontinued operations in the accompanying consolidated financial statements, including legal costs associated with this business. Such costs incurred subsequent to April 30, 2012 have been reflected in the operating results of continuing operations; costs were not material for the year ended January 31, 2013. Net revenues of the discontinued operations for the year ended January 31, 2012 were $1,460,000.

NOTE 19 – SUBSEQUENT EVENTS

On April 1, 2013, the Company announced that GPI had entered into a Consent and Intercreditor Agreement in connection with the design and construction of an 825 megawatt gas-fired power plant in Bradford County, Pennsylvania. GPI has been funding Moxie Liberty, LLC (“Moxie Liberty”) in the development of this power-plant project and has advanced approximately $3.6 million in working capital to the project. On March 28, 2013, Moxie entered into a Membership Interests Purchase Agreement with a third party investor who agreed to provide advances for certain preconstruction costs. The consummation of the purchase of Moxie Liberty is contingent upon the third party investor securing permanent financing for the project. Should the third party investor consummate the purchase of Moxie Liberty, GPS would be engaged to design and build the plant under an EPC contract. Also, GPI would receive development success fees and repayment of the working capital advances plus accrued interest from the proceeds of the sale.