Form 10-Q
period 2013-04-30
ARGAN INC
filed 2013-06-07
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2013

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

Common stock, $0.15 par value, 13,974,327 shares as of June 3, 2013.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

APRIL 30, 2013

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2013	January 31, 2013
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$169,387,000	$175,142,000
Accounts receivable, net of allowance for doubtful accounts	19,392,000	24,879,000
Costs and estimated earnings in excess of billings	1,062,000	1,178,000
Deferred income tax assets	1,095,000	1,303,000
Prepaid expenses and other current assets	6,096,000	1,606,000

TOTAL CURRENT ASSETS	197,032,000	204,108,000
Property, plant and equipment, net ($3,248,000 and $5,309,000 related to variable interest entities as of April 30 and January 31, 2013, respectively)	7,399,000	9,468,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	2,270,000	2,331,000
Deferred income tax and other assets	409,000	341,000

TOTAL ASSETS	$225,586,000	$234,724,000

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$28,474,000	$32,699,000
Accrued expenses	9,075,000	9,488,000
Billings in excess of costs and estimated earnings	61,485,000	73,359,000

TOTAL CURRENT LIABILITIES	99,034,000	115,546,000
Other liabilities	8,000	10,000

TOTAL LIABILITIES	99,042,000	115,556,000

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 13,977,560 shares issued at April 30 and January 31, 2013; 13,974,327 shares outstanding at April 30 and January 31, 2013	2,096,000	2,096,000
Additional paid-in capital	95,440,000	95,004,000
Retained earnings	30,260,000	23,850,000
Treasury stock, at cost – 3,233 shares at April 30 and January 31, 2013	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	127,763,000	120,917,000
Noncontrolling interests (variable interest entities, Note 2)	(1,219,000)	(1,749,000)

TOTAL EQUITY	126,544,000	119,168,000

TOTAL LIABILITIES AND EQUITY	$225,586,000	$234,724,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,
	2013	2012
Net revenues
Power industry services	$43,769,000	$57,728,000
Telecommunications infrastructure services	2,879,000	5,962,000

Net revenues	46,648,000	63,690,000

Cost of revenues
Power industry services	31,246,000	48,984,000
Telecommunications infrastructure services	2,374,000	4,605,000

Cost of revenues	33,620,000	53,589,000

Gross profit	13,028,000	10,101,000
Selling, general and administrative expenses	3,443,000	3,028,000

Income from operations	9,585,000	7,073,000
Gain on deconsolidation of variable interest entity	1,120,000	—
Other income (expense), net	155,000	(9,000)

Income from continuing operations before income taxes	10,860,000	7,064,000
Income tax expense	3,920,000	2,517,000

Income from continuing operations	6,940,000	4,547,000

Discontinued operations (Note 15)
Loss on discontinued operations before income tax benefit	—	(405,000)
Income tax benefit	—	120,000

Loss on discontinued operations	—	(285,000)

Net income	6,940,000	4,262,000
Income (loss) attributable to noncontrolling interest	530,000	(176,000)

Net income attributable to the stockholders of Argan, Inc.	$6,410,000	$4,438,000

Earnings (loss) per share attributable to the stockholders of Argan, Inc.:
Continuing operations (Note 11)
Basic	$0.46	$0.35

Diluted	$0.45	$0.34

Discontinued operations
Basic	$—	$(0.02)

Diluted	$—	$(0.02)

Net income
Basic	$0.46	$0.32

Diluted	$0.45	$0.32

Weighted average number of shares outstanding:
Basic	13,974,000	13,663,000

Diluted	14,127,000	13,950,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,940,000	$4,262,000
Removal of loss on discontinued operations	—	285,000

Income from continuing operations	6,940,000	4,547,000
Adjustments to reconcile income from continuing operations to net cash (used in) provided by continuing operating activities:
Gain on deconsolidation of variable interest entity	(1,120,000)	—
Stock option compensation expense	436,000	236,000
Deferred income tax expense	382,000	21,000
Depreciation	129,000	117,000
Amortization of purchased intangibles	61,000	61,000
Changes in operating assets and liabilities:
Accounts receivable	5,589,000	(2,463,000)
Costs and estimated earnings in excess of billings	183,000	315,000
Prepaid expenses and other assets	44,000	2,428,000
Accounts payable and accrued expenses	(4,323,000)	(3,388,000)
Billings in excess of costs and estimated earnings	(11,874,000)	18,026,000

Net cash (used in) provided by continuing operating activities	(3,553,000)	19,900,000
Net cash used in discontinued operating activities	—	(78,000)

Net cash (used in) provided by operating activities	(3,553,000)	19,822,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(684,000)	(1,164,000)

Net cash used in investing activities	(684,000)	(1,164,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans to Moxie Liberty	(1,397,000)	—
Deconsolidation of variable interest entity cash	(121,000)	—
Net proceeds from the exercise of stock options and warrants	—	127,000

Net cash (used in) provided by financing activities	(1,518,000)	127,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,755,000)	18,785,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	175,142,000	156,524,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$169,387,000	$175,309,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$1,833,000	$2,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2013

(Unaudited)

NOTE 1—DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provide the substantial portion of consolidated net revenues, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. The combination of GPS and its consolidated variable interest entities represents our power industry services business segment. Through SMC, the services of the telecommunications infrastructure services segment include project management, construction, installation and maintenance provided to commercial, local government and federal government customers primarily in the mid-Atlantic region.

Basis of Presentation

The consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries and any variable interest entities for which GPS is deemed to be the primary beneficiary (see Note 2 below). The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 14, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

The condensed consolidated balance sheet as of April 30, 2013, the condensed consolidated statements of operations for the three months ended April 30, 2013 and 2012, and the condensed consolidated statements of cash flows for the three months ended April 30, 2013 and 2012 are unaudited. The condensed consolidated balance sheet as of January 31, 2013 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2013 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto (including the summary of significant accounting policies), and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2013 on April 12, 2013.

Fair Values

The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s cash and cash equivalents, accounts receivable, notes receivable and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value amounts of business segments (as needed for purposes of determining indications of impairment to the carrying value of goodwill) are determined using an average of valuations based on market multiples and discounted cash flows, and consideration of our market capitalization.

NOTE 2—VARIABLE INTEREST ENTITIES

Moxie Energy, LLC (“Moxie”), a Delaware limited liability company, has been sponsoring the development of two natural gas-fired power plants located in the Marcellus Shale natural gas region of Pennsylvania. The strategy of Moxie is to develop these power plants (the “Moxie Projects,” both of which are limited liability companies wholly owned by Moxie) near the natural gas source and to provide electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipeline over long distances to supply the power production plants. The Moxie Projects have been engaged in the lengthy process of planning the construction, ownership and operation of the power plants.

Under a development agreement with Moxie, as amended and restated, Gemma Power, Inc. (“GPI,” an affiliate of GPS that is wholly owned by Argan) has supported the development of these two projects with loans that are being made in order to cover most of the costs of the development efforts. As of April 30, 2013, GPI had provided approximately $7,863,000 to the Moxie Projects under short-term development loans, which are due by September 30, 2014 and accrue interest at an annual rate of 20%. GPI has been authorized by the Company’s board of directors to extend loans to the Moxie Projects that could total up to $10 million, as currently contemplated by the agreement. Moxie has supported the arrangement by providing GPI with a first priority lien and security interest in all of the assets of the Moxie Projects, limited recourse guarantees of all of the obligations of the projects to GPI, and first priority liens on its membership interests in the two projects. The admission of any additional investor that would change the control of Moxie or either of the Moxie Projects would be subject to the prior approval of GPI. Pursuant to the development agreement, Moxie provided GPI with the right to receive development success fees and granted GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts.

In April 2013, the Company announced that Moxie had reached an agreement for the purchase of its membership interest in one of the Moxie Projects, Moxie Liberty LLC (“Moxie Liberty”), by a third party investor. The consummation of the purchase of Moxie Liberty is contingent upon the investor securing permanent financing for the project, which shall occur no later than August 2, 2013. In addition, the investor made several commitments in order to support the continuing progress of this project. These include commitments 1) to provide collateral in the form of cash or letters of credit supporting Moxie Liberty’s securing the right to connect to the electricity grid, 2) to make equipment deposit payments to the manufacturer of the natural gas-fired turbines, and 3) to commence payments to GPS under the corresponding engineering, procurement and construction contact. The equipment deposit funding will be provided by the investor under secured loans bearing annual interest of 10%. The investor has stated that it does not require additional funding in order to fulfill these commitments. The membership interest purchase agreement requires Moxie Liberty to continue to conduct the remaining development activities. However, the rights of Moxie Liberty to conduct any activities that deviate from the development plan are subject to the approval of the investor.

In April 2013, the Company also announced that GPI consented to Moxie Liberty’s secured lending arrangement with the investor and agreed to equal priority with the investor regarding claims (neither party shall have a priority of payment over or be subordinate to the other) and the method for sharing the proceeds of any debt payments made by Moxie Liberty. Finally, in late April 2013, GPS and Moxie Liberty entered into an engineering, procurement and construction contract for the Liberty Generating Station (the “EPC Contract”). The contract confirmed that earlier in the month Moxie Liberty had provided GPS with a limited notice to proceed with the commencement of certain work covered by the EPC Contract. The total price of the effort contemplated by the EPC Contract shall become fixed so long as full notice to proceed with construction is received by GPS by July 1, 2013.

Primarily due to the Moxie Projects not having sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities were considered to be variable interest entities (“VIEs”) under current accounting guidance. Despite not having an ownership interest in the Moxie Projects, the Company concluded that GPI was the primary beneficiary of these VIEs due substantially to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects are not successful, the opportunity for GPI to receive development success fees and the intent of the parties for GPI to be awarded large contracts for the construction of the two power plants. Accordingly, the Company included the accounts of the Moxie Project VIEs in its consolidated financial statements for the year ended January 31, 2013.

During April 2013, the power to direct the economic activities of Moxie Liberty that most affect its economic performance shifted to the third party investor through the completion of the agreements described above. GPI is no longer the primary source of financing for Moxie Liberty. The primary source of financing for the pre-construction phase is the investor who is providing significant financing in order to secure connection to the electricity grid and to pay for the natural gas-fired turbines, the most significant equipment components of the power plant. Through the EPC Contract, GPS has transitioned into its typical role of engineering, procurement and construction contractor where it is subject to the direction of the project owner, in this case Moxie Liberty, and where the investor is making payments directly to GPS in order to cover certain pre-construction costs incurred under the EPC Contract.

Further, the identification of sources and closing of the permanent financing for the Moxie Liberty project are activities being directed and completed primarily by the investor.

As a result, the Company has ceased the consolidation of Moxie Liberty. The elimination of the accounts of Moxie Liberty from the Company’s consolidated financial statements resulted in a gain which was recorded in the three month period ended April 30, 2013 in the amount of $1,120,000. This consolidation accounting did not eliminate GPI’s note receivable from Moxie Liberty in the amount of $4,125,000 and corresponding accrued interest of $571,000. Accordingly, the total amount of $4,696,000, which approximated the Company’s amount of maximum exposure to loss as of April 30, 2013, was included in prepaid expenses and other assets in the condensed consolidated balance sheet. This balance, along with any development success fees related to the Moxie Liberty project, will be paid to GPI at the closing of the membership purchase agreement.

The Company will continue to consolidate the accounts of the other Moxie Project, Moxie Patriot LLC, until GPI is no longer considered to be the primary beneficiary (see Note 16 for subsequent events related to Moxie Patriot). Net operating losses associated with the Moxie Project entities (before corresponding income tax benefit) and included in the consolidated results of operations for the three months ended April 30, 2013 and 2012 were $261,000 and $281,000, respectively. The condensed consolidated balance sheets as of April 30, 2013 and January 31, 2013 included the following amounts related to the consolidated VIEs.

	April 30, 2013	January 31, 2013
Cash and cash equivalents	$278,000	$190,000
Property, plant and equipment	3,248,000	5,309,000

Total assets	$3,526,000	$5,499,000

Accounts payable	$208,000	$334,000
Accrued expenses	365,000	747,000

Total liabilities	$573,000	$1,081,000

The balances for accrued expenses as of April 30, 2013 and January 31, 2013 represented amounts due to Moxie.

NOTE 3—CASH AND CASH EQUIVALENTS

The Company holds cash on deposit at Bank of America in excess of federally insured limits. Management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk.

NOTE 4—ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at April 30, 2013 and January 31, 2013 were approximately $17.0 million and $20.2 million, respectively. Such retainages represent amounts withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the customer. The lengths of retention periods may vary, but for material amounts they typically range between nine months and three years.

The allowance for doubtful accounts at both April 30, 2013 and January 31, 2013 was approximately $5.5 million. In fiscal year 2010, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the remaining account receivable amount was fully reserved. The amounts of the provision for accounts receivable losses for the three months ended April 30, 2013 and 2012 were not material.

NOTE 5—COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

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

Unapproved change orders, which represent contract variations for which the Company has project owner approval for scope changes but not for the price associated with the scope changes, are reflected in net revenues when it is probable that the applicable costs will be recovered through a change in the contract price. There were no significant unapproved favorable change orders as of April 30, 2013.

The tables below set forth the aggregate amounts of costs incurred and earnings accrued on uncompleted contracts compared with the billings for those contracts through April 30, 2013 and January 31, 2013, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the condensed consolidated balance sheets at those dates.

	April 30,	January 31,
	2013	2013
Costs incurred on uncompleted contracts	$289,733,000	$259,390,000
Estimated accrued earnings	59,482,000	48,724,000

	349,215,000	308,114,000
Less—Billings to date	409,638,000	380,295,000

	$60,423,000	$72,181,000

Costs and estimated earnings in excess of billings	$1,062,000	$1,178,000
Billings in excess of costs and estimated earnings	61,485,000	73,359,000

	$60,423,000	$72,181,000

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at April 30, 2013 and January 31, 2013 consisted of the following:

	April 30, 2013	January 31, 2013
Land and improvements	$471,000	$471,000
Building and improvements	2,618,000	2,587,000
Furniture, machinery and equipment	3,272,000	3,060,000
Trucks and other vehicles	1,643,000	1,803,000
Construction project costs of variable interest entities	3,248,000	5,309,000

	11,252,000	13,230,000
Less – accumulated depreciation	3,853,000	3,762,000

Property, plant and equipment, net	$7,399,000	$9,468,000

Depreciation expense amounts related to continuing operations for property, plant and equipment were approximately $129,000 and $117,000 for the three months ended April 30, 2013 and 2012, respectively. The costs of maintenance and repairs for continuing operations totaled $66,000 and $92,000 for the three months ended April 30, 2013 and 2012, respectively. The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. Rent included in the selling, general and administrative expenses of continuing operations was $35,000 and $112,000 for the three months ended April 30, 2013 and 2012, respectively. Rent incurred on construction projects and included in the costs of revenues of continuing operations were $1,017,000 and $3,293,000 for the three months ended April 30, 2013 and 2012, respectively.

NOTE 7—OTHER INTANGIBLE ASSETS

The Company’s intangible assets, other than goodwill, consisted of the following amounts at April 30, 2013 and January 31, 2013:

		April 30, 2013			January 31,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	2013 Net Amount
Trade name—GPS	15 years	$3,643,000	$1,554,000	$2,089,000	$2,150,000
Trade name—SMC	Indefinite	181,000	—	181,000	181,000

Intangible assets, net		$3,824,000	$1,554,000	$2,270,000	$2,331,000

Amortization expense was $61,000 for each of the three month periods ended April 30, 2013 and 2012.

NOTE 8—FINANCING ARRANGEMENTS

The Company maintains financing arrangements with Bank of America (the “Bank”). The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2015, with interest at LIBOR plus 2.25%. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. There were no borrowings outstanding under the Bank financing arrangements as of April 30, 2013 or January 31, 2013.

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

The amended financing arrangements also contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. If the Company’s performance results in noncompliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, management would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of any outstanding senior debt. At April 30, 2013 and January 31, 2013, the Company was in compliance with the financial covenants of its amended financing arrangements. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements.

NOTE 9—STOCK-BASED COMPENSATION

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of the Company’s common stock reserved for issuance thereunder. The Stock Plan, which will expire in July 2021, served to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, the Company’s Board of Directors may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, a seven or ten-year term, and typically shall become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Company’s board of directors, typically one year from the date of award. At April 30, 2013, there were 495,000 shares of the Company’s common stock reserved for issuance under the two plans, including approximately 10,500 shares of the Company’s common stock available for awards under the Stock Plan.

A summary of activity under the Option and Stock Plans for the three months ended April 30, 2013 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Weighted Average Fair Value
Outstanding, January 31, 2013	926,224	$14.34	5.39	$5.93
Granted	71,000	$16.11
Forfeited	—	$—
Exercised	—	$—

Outstanding, April 30, 2013	997,224	$14.47	5.63	$5.74

Exercisable, April 30, 2013	700,724	$13.17	4.78	$5.94

Exercisable, January 31, 2013	537,724	$12.16	4.46	$6.12

A summary of the change in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2013 is presented below:

	Shares	Weighted Average Fair Value
Nonvested, January 31, 2013	388,500	$5.67
Granted	71,000	$3.27
Forfeited	—	$—
Vested	(163,000)	$5.35

Nonvested, April 30, 2013	296,500	$5.27

Compensation expense amounts related to stock options were $436,000 and $236,000 for the three months ended April 30, 2013 and 2012, respectively. At April 30, 2013, there was $844,000 in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next twelve months. There were no stock options exercised during the three months ended April 30, 2013. At April 30, 2013, the aggregate market value of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise price of such options by approximately $3,224,000 and $3,178,000, respectively.

The fair value of each stock option granted in the three-month period ended April 30, 2013 was estimated on the date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Three Months Ended April 30, 2013
Dividend yield	3.73%
Expected volatility	33.44%
Risk-free interest rate	0.81%
Expected life in years	5.5

In June 2011, the Company awarded 5,000 shares of restricted stock to an employee. The aggregate market value of the shares is being amortized over the two-year vesting period to compensation expense, which was approximately $6,000 for each of the three month periods ended April 30, 2013 and 2012.

The Company also had outstanding warrants to purchase shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003. Warrants covering 160,000 shares of the Company’s common stock were converted in the year ended January 31, 2013, including warrants converted to 4,000 shares in the three months ended April 30, 2012. There were no remaining warrants outstanding as of January 31, 2013.

NOTE 10—INCOME TAXES

The Company’s income tax expense amounts related to continuing operations for the three months ended April 30, 2013 and 2012 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate (35% and 34% for the three month periods ended April 30, 2013 and 2012, respectively) to the income from continuing operations before income taxes as shown in the table below.

	Three Months Ended April 30,
	2013	2012
Computed expected income tax expense	$3,801,000	$2,402,000
State income taxes, net of federal tax benefit	332,000	276,000
Permanent differences, net	(237,000)	(162,000)
Other, net	24,000	1,000

	$3,920,000	$2,517,000

For the three months ended April 30, 2013 and 2012, the favorable tax effects of permanent differences related primarily to the tax benefit of the domestic manufacturing deduction for the periods.

As of April 30, 2013 and January 31, 2013, the amounts presented in the condensed consolidated balance sheet for accrued expenses included accrued income taxes of approximately $3,310,000 and $1,362,000, respectively.

The Company’s condensed consolidated balance sheets as of April 30, 2013 and January 31, 2013 also included net deferred tax assets in the amounts of approximately $1,499,000 and $1,639,000, respectively, resulting from future deductible temporary differences. The Company’s ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

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

NOTE 11—EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN

Basic earnings (loss) per share amounts for the three months ended April 30, 2013 and 2012 were computed by dividing income (loss) by the weighted average number of shares of common stock that were outstanding during the applicable period.

Diluted earnings per share amounts for the three months ended April 30, 2013 and 2012 were computed by dividing the corresponding income amounts by the weighted average number of outstanding common shares for the applicable period plus 151,000 shares and 282,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended April 30, 2013 and 2012 excluded the effects of options to purchase approximately 240,000 and 388,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable period.

Diluted loss per share for the three months ended April 30, 2012 was computed by dividing the loss amount by the weighted average number of outstanding common shares for the period. The effects of outstanding options and warrants to purchase shares of common stock were not reflected in the computation as the loss made the common stock equivalents anti-dilutive for the period.

The earnings per share amounts for continuing operations attributable to the stockholders of Argan for the three months ended April 30, 2013 and 2012 were based on the amounts of income from continuing operations, excluding the net income or loss attributable to the noncontrolling interest, of $6,410,000 and $4,723,000, respectively.

NOTE 12—LEGAL CONTINGENCIES

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

In December 2011, DCR filed a separate lawsuit against GPS relating to the Project in the District Court of Thayer County, Nebraska, that alleged claims against GPS for failure to furnish the surety bond upon request and unjust enrichment. DCR claimed that, to the extent that the bonding company was successful in asserting a notice defense to DCR’s claim, GPS was liable for DCR’s damages for failing to furnish the bond when requested. DCR’s unjust enrichment claim alleged that GPS received payments from Altra that exceeded the scope of GPS’s work on the Project and should have been paid to lower tier subcontractors such as DCR; its complaint sought damages in the amount of $6.1 million plus interest, costs and attorney fees.

In August 2012, the applicable parties executed settlement agreements that resulted in the dismissal of the claims against GPS and its surety company, with prejudice, and the assignment of DCR’s mechanics lien claim against the escrowed Altra Project sales proceeds to GPS. In connection with these settlements, GPS agreed to make cash payments to DCR. GPS made these payments that totaled $1,875,000 in August 2012. The payments were funded, in part, by a cash payment received during the year from Delta-T’s parent company in the amount of $275,000. The net amount of $1,600,000 was included as a charge to the cost of revenues of GPS in July 2012. Subsequent to the execution of the settlement agreements and the payments made by GPS, DCR’s former counsel filed notice of a charging lien, claiming that DCR is indebted to counsel in excess of $1.8 million in fees and costs. In addition, a subcontractor to DCR on the Altra Project filed a motion asking the court to set aside the dismissals or, in the alternative, to reconsider them. In October 2012, the court vacated the prior orders of dismissal and permitted DCR’s former counsel and former subcontractor to file complaints. A trial for the charging lien and subcontractor claims was held in April 2013. The court ordered the parties to submit post-trial briefs which will conclude in August 2013, and then the parties will await the court’s verdict.

The Company intends to vigorously pursue the enforcement of the settlement agreements and the pursuit of the lien claims against the Altra Project assigned to GPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period. No additional provision for loss related to these matters was recorded in the consolidated statement of operations for the three months ended April 30, 2013. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of additional loss can be reasonably estimated by GPS, the impacts of the change will be reflected in the consolidated financial statements at that time.

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

NOTE 13—MAJOR CUSTOMERS

During the three months ended April 30, 2013 and 2012, the majority of the Company’s net revenues from continuing operations related to engineering, procurement and construction services that were provided by GPS to the power industry. Net revenues from power industry services accounted for approximately 94% and 91% of consolidated net revenues from continuing operations for the three months ended April 30, 2013 and 2012, respectively.

The Company’s significant customer relationships for the three months ended April 30, 2013 included two power industry service customers which accounted for approximately 45% and 44% of consolidated net revenues from continuing operations, respectively. The Company’s significant customer relationships during the three months ended April 30, 2012 included three power industry service customers which accounted for approximately 47%, 19% and 14%, respectively, of consolidated net revenues from continuing operations for the period.

NOTE 14—SEGMENT REPORTING

The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries – GPS and SMC, respectively. Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended April 30, 2013 and 2012. The “Other” columns include the Company’s corporate and unallocated expenses.

Three Months Ended April 30, 2013	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$43,769,000	$2,879,000	$—	$46,648,000
Cost of revenues	31,246,000	2,374,000	—	33,620,000

Gross profit	12,523,000	505,000	—	13,028,000
Selling, general and administrative expenses	1,815,000	316,000	1,312,000	3,443,000

Income (loss) from operations	10,708,000	189,000	(1,312,000)	9,585,000
Gain on deconsolidation of VIE	1,120,000	—	—	1,120,000
Other income (expense), net	154,000	—	1,000	155,000

Income (loss) before income taxes	$11,982,000	$189,000	$(1,311,000)	10,860,000

Income tax expense				3,920,000

Income from continuing operations				$6,940,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$83,000	$45,000	$1,000	$129,000

Property, plant and equipment additions	$673,000	$11,000	$—	$684,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$174,819,000	$3,503,000	$47,264,000	$225,586,000

For comparison, presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended April 30, 2012. As above, the “Other” column includes the Company’s corporate and unallocated expenses.

Three Months Ended April 30, 2012	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$57,728,000	$5,962,000	$—	$63,690,000
Cost of revenues	48,984,000	4,605,000	—	53,589,000

Gross profit	8,744,000	1,357,000	—	10,101,000
Selling, general and administrative expenses	1,558,000	440,000	1,030,000	3,028,000

Income (loss) from operations	7,186,000	917,000	(1,030,000)	7,073,000
Other income (expense), net	(9,000)	—	—	(9,000)

Income (loss) before income taxes	$7,177,000	$917,000	$(1,030,000)	7,064,000

Income tax expense				2,517,000

Income from continuing operations				$4,547,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$58,000	$58,000	$1,000	$117,000

Property, plant and equipment additions	$1,026,000	$138,000	$—	$1,164,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$177,183,000	$4,819,000	$42,687,000	$224,689,000

NOTE 15—DISPOSITION OF DISCONTINUED OPERATIONS

VLI, a wholly owned subsidiary representing the Company’s nutritional products business segment, completed the sale of substantially all of its assets to an unrelated party in March 2011. The financial results of this business through April 30, 2012 were presented as discontinued operations in the accompanying condensed consolidated financial statements, which included primarily legal costs associated with this business. Such costs incurred subsequent to April 30, 2012 have been reflected in the operating results of continuing operations; costs were not material for the three months ended April 30, 2013.

NOTE 16—SUBSEQUENT EVENTS

In May 2013, the Company announced that GPI had entered into a consent and inter-creditor agreement in connection with the design and construction of an 820 megawatt gas-fired power plant in Lycoming County, Pennsylvania. GPI has been funding Moxie Patriot LLC (“Moxie Patriot”) in the development of this power-plant project and has advanced approximately $3.7 million in working capital funding to the project as of April 30, 2013. The Company also disclosed that Moxie had entered into an agreement with a third party investor for the purchase of Moxie’s membership interest. The investor, who is the same investor as the one under contract to purchase Moxie Liberty, agreed to provide advances for certain preconstruction costs. The consummation of the purchase of Moxie Patriot is contingent upon the third party investor securing permanent financing for the project. Although a complete analysis has not been conducted, these events may form the basis for a determination in a future reporting period that Moxie Patriot should be deconsolidated. In addition, should the third party investor consummate the purchase of Moxie Patriot, GPS would design and build the plant under an engineering, procurement and construction contract. Also, GPI would receive development success fees and repayment of the working capital advances plus accrued interest from the proceeds of the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2013, and the results of their operations for the three months ended April 30, 2013 and 2012, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 that was filed with the Securities and Exchange Commission on April 12, 2013 (the “2013 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future net revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our 2013 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. The combination of GPS and its consolidated variable interest entities represent our power industry services business segment. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to local governments, the federal government, telecommunications and broadband service providers as well as electric utilities. Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At April 30, 2013, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company.

Overview

For the three months ended April 30, 2013 (the first quarter of our fiscal year 2014), consolidated net revenues from continuing operations were $46.6 million which represented a decrease of $17.1 million from net revenues from continuing operations of $63.7 million for the first quarter of last year. The net revenues of both of our operating segments, power industry services and telecommunications infrastructure services, declined in the current quarter by 24% and 52%, respectively, to $43.8 million and $2.9 million, respectively. The net revenues of the segments for the first quarter last year were $57.7 million and $6.0 million, respectively.

As our large gas-fired power plant construction project moves through its final phases, the quarterly net revenues associated with this project have declined, representing the primary factor in the reduction of our net revenues for the current quarter. We expect to complete this construction project in the second quarter which represented approximately 44% of our consolidated net revenues for the three months ended April 30, 2013. The approaching completion of this project also adversely affected our cash flows during the current quarter as the amounts of billings in excess of net revenues and accounts payable associated with this project declined. Our balance of billings in excess of costs and estimated earnings decreased by $11.9 million during the three months ended April 30, 2013, and the balance of accounts payable and accrued expenses decreased by $4.3 million during the same period, both declines representing uses of cash.

These changes more than offset net income of $6.9 million for the current quarter and the cash provided by a decline in accounts receivable in the amount of $5.6 million. As a result, net cash in the amount of $3.6 million was used in the operating activities of continuing operations during the three months ended April 30, 2013.

However, net income attributable to our stockholders for the three months ended April 30, 2013 rose to $6.4 million, or $0.45 per diluted share, compared with net income attributable to our stockholders of $4.4 million, or $0.32 per diluted share, for the three months ended April 30, 2012. Favorable progress in the commissioning phase of peaking power plant project discussed above resulted in revisions to the estimates of costs expected to be incurred through completion and to an increase in the profitability of this job. The increase in the our overall gross profit percentage for the current quarter to 28% compared with the overall percentage of 16% for the three months ended April 30, 2012 reflected the project-to-date effect of the profitability improvement. In addition, we recognized a pre-tax gain in the approximate amount of $1.1 million during the current quarter in connection with the deconsolidation of the variable interest entity as discussed below.

Moxie Energy Projects

In May 2012, Gemma Power, Inc. (“GPI,” an affiliate of GPS that is wholly owned by us) agreed to the amendment and restatement of a development agreement with Moxie Energy, LLC (“Moxie”) which was executed early in the year ended January 31, 2012, and which has provided GPI with an opportunity to support the development of two power plant projects with funding for working capital.

Moxie has two natural gas-fired power plant projects under development located in the Marcellus Shale natural gas region of Pennsylvania. The strategy of Moxie is to develop these power plants (the “Moxie Projects”) near the natural gas source and to provide electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipeline over long distances to supply the power production plants. The Moxie Projects have been engaged in the lengthy process of planning and obtaining permits and financing for the construction, ownership and operation of the power plants.

Under the development agreement with Moxie, as amended and restated, GPI has supported the development of the two projects with loans that were made in order to cover most of the costs of the development efforts. As of April 30, 2013, GPI had provided approximately $7,863,000 to the Moxie Projects under short-term development loans, which accrue interest at an annual rate of 20%. GPI has been authorized by the Company’s board of directors to extend loans to the Moxie Project entities that could total up to $10 million, as currently contemplated by the agreement. Moxie has supported the arrangement by providing GPI with a series of liens, security interests, guarantees and development fee preferences (see Note 2 to the accompanying condensed consolidated financial statements) which, together with the loans, provided us with substantial financial control over the Moxie Projects. Pursuant to the development agreement, Moxie provided GPI with the right to receive development success fees and granted GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts.

We evaluated the Moxie Projects to be variable interest entities (“VIEs”) under current accounting guidance as of January 31, 2013 and 2012. Despite not having an ownership interest in the Moxie Projects, we concluded that GPI was the primary beneficiary of these VIEs due substantially to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects were not successful, the opportunity for GPI to receive development success fees and the intent of the parties for GPS to be awarded large contracts for the construction of the two power plants. Accordingly, the assets, liabilities and financial results of the Moxie Projects were included in our consolidated financial statements for the year ended January 31, 2013.

In early April 2013, we announced that Moxie had reached an agreement for the purchase of its membership interest in one of the Moxie Projects, Moxie Liberty LLC (“Moxie Liberty”), by a third party investor. The consummation of the purchase of Moxie Liberty is contingent upon the investor securing permanent financing for the project, which shall occur no later than August 2, 2013. In addition, the investor made several commitments of cash in order to support the continuing progress of this project. These include commitments 1) to provide collateral for the support of Moxie Liberty’s bid to connect to the electricity grid, 2) to make equipment deposit payments to the manufacturer of the natural gas-fired turbines, and 3) to commence payments to GPS under the corresponding engineering, procurement and construction contact. The equipment deposit funding will be provided by the investor under secured loans bearing annual interest of 10%. The investor has stated that it does not require additional funding in order to fulfill these commitments. The membership interest purchase agreement requires Moxie Liberty to continue to conduct the remaining development activities. However, the rights of Moxie Liberty to conduct any activities that deviate from the development plan are subject to the approval of the investor. We also announced that GPI consented to Moxie Liberty’s secured lending arrangement with the investor and agreed to equal priority with the investor regarding claims (neither party shall have a priority of payment over or be subordinate to the other) and the method for sharing the proceeds of any debt payments made by Moxie Liberty.

In late April 2013, GPS and Moxie Liberty entered into an engineering, equipment procurement and construction contract for the Liberty Generating Station (the “EPC Contract”) which confirmed that earlier in the month Moxie Liberty had provided GPS with a limited notice to proceed with the commencement of certain work covered by the EPC Contract. The total price of the effort contemplated by the EPC Contract shall become fixed so long as full notice to proceed with construction is received by GPS by July 1, 2013. The addition of the contract value for this power plant project raised our construction project backlog to $517 million as of April 30, 2013 compared with a backlog amount of $180 million as of January 31, 2013.

During April 2013, the power to direct the economic activities of Moxie Liberty that most affect its economic performance shifted to the third party investor through the execution of the agreements described above. GPI is no longer the primary source of financing for Moxie Liberty. The primary source of financing for the pre-construction phase is the outside investor who is providing significant financing in order to secure connection to the electricity grid and to pay for the natural gas-fired turbines, the most significant equipment components of the power plant. Through the EPC Contract, GPS has transitioned into its typical role of engineering, procurement and construction contractor where it is subject to the direction of the project owner, in this case Moxie Liberty. The investor has begun to make payments directly to GPS in order to cover certain pre-construction costs incurred under the EPC Contract. Further, the identification of sources and closing of the permanent financing for the Moxie Liberty project are activities being directed and completed primarily by the investor.

As a result, we discontinued the inclusion of Moxie Liberty in our condensed consolidated financial statements for the current quarter. The elimination of the accounts of Moxie Liberty from our condensed consolidated financial statements resulted in a gain for us which was recorded in the three month period ended April 30, 2013 in the amount of $1,120,000. This consolidation accounting resulted in the inclusion of GPI’s note receivable from Moxie Liberty, and the corresponding accrued interest, in our condensed consolidated balance sheet as of April 30, 2013. Accordingly, the aggregate amount of $4,696,000, which approximated our amount of maximum exposure to loss as of April 30, 2013, was included in prepaid expenses and other assets in the condensed consolidated balance sheet. This balance will be paid to GPI at the closing of the membership purchase agreement as well as any development success fees related to the Moxie Liberty project which would be recorded at that time.

The Company will continue to consolidate the accounts of the other Moxie Project, Moxie Patriot LLC, until GPI is no longer considered to be the primary beneficiary (see Note 16 to the accompanying condensed consolidated financial statements for subsequent events related to Moxie Patriot). Net losses associated with the operations of the Moxie Project entities (before corresponding income tax benefit) and included in the consolidated results of operations for the three months ended April 30, 2013 and 2012 were $261,000 and $281,000, respectively.

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

The power industry has not fully recovered from the recessionary decline in the demand for power in the United States. In fact, electrical power generation in the United States declined in 2012 for the second year in a row. As it will likely take at least several more years for power consumption to reach pre-recession 2007 peak levels, certain existing power plants will continue to operate with spare capacity to produce electricity tempering the need for new power plants.

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the latest recession. The federal government has failed to pass comprehensive energy legislation, including incentives or mandates for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. Although certain coal-fired power plants have been shut down and the demand for coal has been adversely affected by the inexpensive supply of natural gas in the United States, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth. Due to concerns that energy tax credit and grant programs would be expiring permanently, there was a rush to complete wind and solar projects by December 31, 2012. However, at present, there is no bipartisan agreement regarding the long-term future of government incentives for sources of renewable power in either legislative house of Congress. With the future long-term availability of renewable energy tax incentives unknown and the development pipeline depleted, potential energy project developers and investors are making very few commitments related to new renewable energy generation facilities. As a result, the likelihood of our booking additional wind and solar power projects this year is uncertain.

We believe that it is likely that the soft demand for power will continue to limit the number of new energy plant construction opportunities through the end of our current fiscal year. In addition, we expect that the new opportunities which do arise will continue to result in fierce competition among bidders. The reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment in our construction sector. Certain of our competitors are global engineering and construction firms, substantially larger than us. On occasion, our relatively smaller size is evaluated to be a risk by potential project owners. Known competitors have reduced prices, presumably willing to sacrifice margin in order to keep work crews busy. Other construction companies have entered our sector of the industry looking for new work at low margins.

Nevertheless, we continue to believe that the long-term prospects for energy plant construction are extremely favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing (“fracking”) have led to a boom in natural gas supply, driving prices to historic lows. There is evidence that the abundant availability of cheap, less carbon-intense, natural gas represents a significant factor in the economic assessment of the future for coal-fired power plants. The EPA has demonstrated recent restraint in the amount of regulation contained in its initial federal fracking rules. Early last year, for the first time since the U.S. Energy Information Agency began compiling monthly statistics, natural gas and coal had the same share (approximately 32%) of the country’s net power generation. For calendar year 2012 compared with 2011, the amount of net electrical power generation in this country provided by natural gas and non-hydro renewables (including wind, biomass and solar) increased by 21% and 13%, respectively, while the net power generation represented by coal declined by 12%.

We also expect that continuing concerns about the safety, high cost and construction cost overrun risk of nuclear power plants eventually will spur future development of renewable and cleaner gas-fired power generation facilities which should result in new power facility construction opportunities for us. Finally, the demand for electrical power in this country is expected to grow slowly but steadily over the long term.

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

During this difficult time for the construction industry, particularly our sector, and until the recovery for our sector of the construction industry becomes more robust, we are focused on the effective and efficient completion of our current construction projects and the control of costs. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects. This approach may result in a lower volume of new business bookings until the demand for new power generation facilities and the other construction industry sectors recover fully. We will strive to conserve cash and to maintain an overall strong balance sheet. However, as we see future business opportunities that include an opportunity to make an investment in the ownership of a new project, at least during the development phase of the project, in order to assure the award of the related EPC contract, we may consider the pursuit of them. Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks. Although the uncertain economic conditions do impair our forecasting visibility to an unusual degree, we remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions.

In this economic environment, we are very pleased with the opportunity to design and construct the Moxie Project power plants, Liberty and Patriot. Assuming the consummation of the purchase of the Moxie Projects as discussed above, our performance of efforts for these projects should provide a stable base of business activity for the next 2 1/2 to 3 1/2 years. However, the completion of the power plants currently under construction while we progress through the pre-construction phase of the Moxie Liberty project will likely result in annual net revenues for the three remaining quarters of the current fiscal year ending January 31, 2014 that are below the levels for the prior year ended January 31, 2013. Nonetheless, our current year net income should reflect the expected favorable execution of completing construction projects and the potential recognition of development success fees to be earned upon the consummation of the purchase of each Moxie Project by an investor.

Discontinued Operations

In March 2011, we completed the sale of substantially all of the assets of Vitarich Laboratories, Inc. (“VLI”), a wholly-owned subsidiary that represented our nutritional products business (see Note 15 to the accompanying condensed consolidated financial statements). However, we continue to incur legal costs associated with the defense of claims made against VLI prior to the disposition. The financial results of this business through April 30, 2012 (approximately one year after the asset sale) have been presented as discontinued operations in the accompanying condensed consolidated financial statements, including the legal costs associated with this business. The loss reported for the discontinued operations for the three months ended April 30, 2012 was $285,000. Such costs incurred subsequent to that date, including costs incurred during the three months ended April 30, 2013, were not material and have been reflected in the operating results of continuing operations.

Comparison of the Results of Operations for the Three Months Ended April 30, 2013 and 2012

The following schedule compares the results of our operations for the three months ended April 30, 2013 and 2012. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding quarter.

	2013		2012
Net revenues
Power industry services	$43,769,000	93.8%	$57,728,000	90.6%
Telecommunications infrastructure services	2,879,000	6.2%	5,962,000	9.4%

Net revenues	46,648,000	100.0%	63,690,000	100.0%

Cost of revenues **
Power industry services	31,246,000	71.4%	48,984,000	84.9%
Telecommunications infrastructure services	2,374,000	82.4%	4,605,000	77.2%

Cost of revenues	33,620,000	72.1%	53,589,000	84.1%

Gross profit	13,028,000	27.9%	10,101,000	15.9%
Selling, general and administrative expenses	3,443,000	7.4%	3,028,000	4.8%

Income from operations	9,585,000	20.5%	7,073,000	11.1%
Gain on deconsolidation of variable interest entity	1,120,000	2.4%	—	—
Other income (expense), net	155,000	0.4%	(9,000)	*

Income from continuing operations before income taxes	10,860,000	23.3%	7,064,000	11.1%
Income tax expense	3,920,000	8.4%	2,517,000	4.0%

Income from continuing operations	$6,940,000	14.9%	$4,547,000	7.1%

Loss on discontinued operations	$—	—	$(285,000)	(0.4)%

Net income	$6,940,000	14.9%	$4,262,000	6.7%

* Less than 0.1%.

** Each percentage amount for cost of revenues represents the percentage of net revenues of the applicable segment.

Net Revenues

Power Industry Services

The net revenues of the power industry services business decreased by $14.0 million to $43.8 million for the three months ended April 30, 2013 compared with net revenues of $57.7 million for the first quarter last year. The net revenues of this business represented approximately 94% of consolidated net revenues from continuing operations for the three months ended April 30, 2013, and approximately 91% of consolidated net revenues from continuing operations for the three months ended April 30, 2012.

The operating results of this business for the current quarter reflected performance on six active construction projects, including the large gas-fired peaking power plant, a biomass-fired power plant, two wind farms, a solar-panel installation project and the Moxie Liberty project. The net revenues for the current quarter associated with the construction of the biomass power plant represented approximately 48% of this segment’s net revenues. Approximately 47% of this segment’s net revenues for the current quarter related to the peaking facility. This project is scheduled for substantial completion during the second quarter.

Over half of this segment’s net revenues for last year’s first quarter related to the construction of the peaking power plant. In addition, the net revenues associated with a wind farm and solar panel installation project which were completed last year, represented approximately 21% and 15%, respectively, of this segment’s net revenues for the three months ended April 30, 2012.

Telecommunications Infrastructure Services

For net revenues of this business segment decreased by approximately 52% for the current quarter compared with the corresponding period last year. For the three months ended April 30, 2013, approximately 38% of SMC’s net revenues were derived from outside plant services provided for the One Maryland Broadband Network project. Our largest customer in this program is Howard County, Maryland, a key partner with the state representing a collaborative inter-government consortium of local Maryland governments that is deploying a state-wide, high-speed, fiber optic network. However, deployment efforts are winding down in the current year. For the three months ended April 30, 2013, net revenues associated with this program declined by approximately 48% compared with the net revenues provided by this program during last year’s first quarter. SMC’s exposure to the state of Maryland under this program last year led to the award to us by the state of a large fiber optic network equipment procurement order. Our performance under this project resulted in net revenues for the three months ended April 30, 2012 that represented approximately 25% of SMC’s business for last year’s first quarter. The net revenues in the current quarter associated with follow-on orders represented a decrease of over 90% of the net revenues related to this activity in the three-month period ended April 30, 2012.

Cost of Revenues

Due primarily to the decrease in consolidated net revenues from continuing operations for the three months ended April 30, 2013 compared with last year’s first quarter, the corresponding consolidated cost of revenues also declined. These costs were $33.6 million and $53.6 million for the three months ended April 30, 2013 and 2012, respectively. However, despite the reduction in net revenues between the quarters, the overall gross profit percentage of 27.9% achieved for the current quarter was greater than the gross profit percentage of 15.9% for the first quarter last year. The current year results benefited from the favorable effects of profit adjustments associated with two projects that are approaching completion.

Selling, General and Administrative Expenses

These costs increased by $415,000, or 13.7%, to approximately $3.4 million for the current quarter from approximately $3.0 million for the first quarter last year, reflecting primarily an increase of $195,000 in the amount of compensation expense related to outstanding stock options recorded during the current quarter and an increase of $162,000 in the amount of salaries and related benefits earned by the employees of GPS during the current quarter.

Income Tax Expense

For the three months ended April 30, 2013, we incurred income tax expense related to continuing operations of $3,920,000 reflecting an estimated annual effective income tax rate for continuing operations of 36.1% which differed from the expected federal income tax rate of 35% due primarily to the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences. For the three months ended April 30, 2012, we incurred income tax expense of $2,517,000 related to continuing operations reflecting an effective estimated annual income tax rate of 35.2% that was based then on an expected federal rate of 34% for the year.

Liquidity and Capital Resources as of April 30, 2013

Despite reporting income from continuing operations of approximately $6.9 million, the amount of cash and cash equivalents decreased by $5.7 million during the current quarter to a balance of $169.4 million as of April 30, 2013 compared with a balance of $175.1 million as of January 31, 2013. However, consolidated working capital increased during the current quarter to $98.0 million as of April 30, 2013 from approximately $88.6 million as of January 31, 2013. We have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”). The expiration date of this arrangement was recently extended by the Bank to May 31, 2015.

Net cash in the amount of $3.6 million was used by the operating activities of continuing operations during the three months ended April 30, 2013. Primarily due to the approaching completion of a large power plant construction project, the amount of billings in excess of costs and estimated earnings decreased by $11.9 million during the current quarter. In addition, we reduced the balance of accounts payable and accrued liabilities by $4.3 million during the current quarter.

Partially offsetting the unfavorable effects of these uses of cash, accounts receivable declined during the three months ended April 30, 2013, related to the decline in our net revenues, providing cash in the amount of $5.6 million. The net amount of non-cash adjustments to income from continuing operations represented a net use of cash of approximately $112,000 for the current quarter as the aggregate favorable cash flow effect of stock option compensation, deferred income taxes, depreciation and amortization was more than offset by the noncash gain on the deconsolidation of the Moxie Liberty variable interest entity in the amount of $1.1 million.

Net cash in the amount of $19.9 million was provided by the operating activities of continuing operations during the three months ended April 30, 2012. Income from continuing operations for the three months ended April 30, 2012 was $4.5 million. We also received payments on projects during last year’s first quarter due to the achievement of billing milestones, which resulted in an $18.0 million temporary increase in the amount of billings in excess of costs and estimated earnings. Amortization of the amounts of construction costs prepaid by GPS and the application of prepaid income taxes contributed to an overall decline in the balance of prepaid expenses and other assets during the three months ended April 30, 2012, representing a source of cash in the amount of $2.4 million. The aggregate amount of non-cash adjustments to income from continuing operations represented a net source of cash of approximately $435,000 for the quarter. Increases in the amounts retained by customers and amounts billed by SMC were the primary causes for the balance of accounts receivable to increase during the quarter ended April 30, 2012, representing a use of cash in the amount of $2.5 million. Cash was also used during last year’s first quarter to reduce the aggregate balance of accounts payable and accrued liabilities by approximately $3.4 million, including payment of the remaining portion of the price for the purchase of Gemma Renewable Power, LLC in the amount of $1.6 million. Net cash of $78,000 was used by the operating activities of discontinued operations during the three months ended April 30, 2012, representing primarily the payment of legal bills by VLI.

During the three months ended April 30, 2013, we used net cash in making expenditures for property, plant and equipment in the amount of $684,000, including $563,000 used by the Moxie Patriot consolidated variable interest entity. The deconsolidation of the Moxie Liberty variable interest entity resulted in the elimination of its cash balance from our consolidated balance sheet in the amount of $121,000. Loans to this entity during the current quarter totaled $1.4 million.

During the three months ended April 30, 2012, we used net cash in investing activities in the amount of $1,164,000 due primarily to expenditures for property, plant and equipment, including $944,000 used by the Moxie Project entities. The exercise of stock options and warrants provided net cash proceeds from financing activities in the aggregate amount of approximately $127,000 during the quarter ended April 30, 2012. There were no exercises during the quarter ended April 30, 2013.

We have pledged the majority of the Company’s assets to secure our financing arrangement with the Bank, as amended. Its consent is required for acquisitions, divestitures and cash dividends. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. The arrangement also requires the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At April 30, 2013 and January 31, 2013, we were in compliance with each of these financial covenants; we had no senior debt outstanding at either date.

We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangement including accelerating the payment of all then outstanding senior debt due and payable.

At April 30, 2013, most of the balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

We believe that cash on hand, cash generated from our future operations and funds available under our line of credit will be adequate to meet our general business needs in the foreseeable future without deterioration of working capital, including our providing final development phase funding to the Moxie Projects. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

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

The following table presents the determinations of EBITDA for continuing operations for the three months ended April 30, 2013 and 2012:

	2013	2012
Income from continuing operations, as reported	$6,940,000	$4,547,000
Interest expense	10,000	12,000
Income tax expense	3,920,000	2,517,000
Amortization of purchased intangible assets	61,000	61,000
Depreciation	129,000	117,000

EBITDA	$11,060,000	$7,254,000

As we believe that our net cash flow from continuing operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in continuing operating activities that are presented in our condensed consolidated statements of cash flows for the three months ended April 30, 2013 and 2012:

	2013	2012
EBITDA	$11,060,000	$7,254,000
Current income tax expense	(3,538,000)	(2,496,000)
Gain on deconsolidation of Moxie Liberty	(1,120,000)	—
Stock option compensation expense	436,000	236,000
Interest expense	(10,000)	(12,000)
Decrease (increase) in accounts receivable	5,589,000	(2,463,000)
Changes related to the timing of scheduled billings	(11,691,000)	18,341,000
Decrease in accounts payable and accrued liabilities	(4,323,000)	(3,388,000)
Decrease in prepaid expenses and other assets	44,000	2,428,000

Net cash (used in) provided by continuing operations	$(3,553,000)	$19,900,000

Off-Balance Sheet Arrangements

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a project owner such as a government agency or a commercial enterprise. These teaming arrangements are generally dissolved upon completion of the project or program. In addition, as discussed above, we may obtain interests in variable interest entities formed by its owners for a specific purpose. As of April 30, 2013, we were considered to have variable interests in Moxie Liberty, but we are no longer the primary beneficiary of this entity. As a result, we removed the accounts of Moxie Liberty from our condensed consolidated financial statements in the current quarter. We believe that our exposure to loss as a result of our variable interest relationship with Moxie Liberty at any time is limited to the amount of our note receivable from Moxie Liberty, plus accrued interest, which totaled $4,696,000 as of April 30, 2013. GPI has been authorized by the Company’s board of directors to extend loans to the Moxie Projects that could total up to $10 million, as currently contemplated by the development agreement, as amended and restated.

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

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of April 30, 2013, the total amount of outstanding surety bonds issued under such arrangements was approximately $1,970,000. We earned approximately $54,000 and $78,000 in related bonding fees during the three months ended April 30, 2013 and 2012, respectively.

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting, and the reporting of legal matters to be most critical to the understanding of our financial position and results of operations, as well as the consolidation of variable interest entities.

Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of net revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions. A discussion of our critical accounting policies is included in Item 7 of our 2013 Annual Report. During the three-month period ended April 30, 2013, there have been no material changes in the way we apply the critical accounting policies described therein.

However, based on the discussion below, we believe that our accounting for variable interest entities has become critical to the understanding of our consolidated financial statements.

Variable Interest Entities

Primarily due to the Moxie Projects not having sufficient equity investment to permit them to finance their activities without additional financial support, these entities are considered to be variable interest entities under current accounting guidance. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. Our updated evaluation reaffirmed that, despite not having an ownership interest in the Moxie Projects, GPI was the primary beneficiary of both VIEs as of January 31, 2013 due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects were not successful, the opportunity for GPI to receive development success fees and the intent of the parties for GPS to be awarded large contracts for the construction of the two power plants. As a result, the accounts of both Moxie Project entities were included in our consolidated financial statements as of January 31, 2013.

We also determined that it was appropriate to include the accounts of Moxie Patriot in our condensed consolidated financial statements for the current quarter including capitalized project costs in the amount of $3,248,000 as of April 30, 2013 and operating loss in the amount of approximately $261,000 for the three months then ended. As of April 30, 2013, the ownership interest of Moxie was represented by the deficit included in the balance sheet line item “noncontrolling interests (variable interest entities)” in the amount of $1,219,000.

As discussed in Note 2 to the accompanying condensed consolidated financial statements, events that occurred during the current quarter ended April 30, 2013 caused us to reconsider the primary beneficiary determination for Moxie Liberty. As a result, the condensed consolidated financial statements as of April 30, 2013 excluded the assets, liabilities and operating results of Moxie Liberty. We also recognized a gain in the amount of $1,120,000 in the three months ended April 30, 2013 in connection with the deconsolidation of this VIE. Among other less significant effects for the three months ended April 30, 2013, the deconsolidation resulted in the inclusion of notes receivable from Moxie Liberty and accrued interest in our condensed consolidated balance sheet as of April 30, 2013 in the total amount of $4,696,000, the removal from our condensed consolidated balance sheet of capitalized project costs incurred by Moxie Liberty in the amount of $2,624,000, and the exclusion of the operating loss of Moxie Liberty for the three months ended April 30, 2013. In addition, and consistent with this accounting, the condensed consolidated statement of operations for the three months ended April 30, 2013 includes net revenues determined pursuant to percentage-of-completion accounting and related cost in the amounts of $735,000 and $633,000, respectively, and interest income earned on the note receivable from Moxie Liberty in the amount of $162,000.

Adopted and Other Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. In the normal course of business, our results of operations are subject to risks related to fluctuation in commodity prices and fluctuations in interest rates.

We are subject to fluctuations in the prices paid for commodities like concrete, steel products and fuel. Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for concrete, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts, although the short-term duration of our projects may allow us to include price increases in the costs of our bids.

We do not have any debt that would subject us to interest rate risk. However, we do have a substantial amount of cash invested in money market funds sponsored by our Bank that are considered to be low risk. As our primary investment objective is the preservation of principal, our current investment choices result in returns that are negligible.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of April 30, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended April 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Included in Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the three-month period ended April 30, 2013. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

Before investing in our securities, please consider these and other risks more fully described in our Annual Report on Form 10-K for the year ended January 31, 2013. There have been no material revisions to the risk factors that are described therein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ARGAN, INC.

June 7, 2013	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

June 7, 2013	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Senior Vice President, Chief Financial Officer
and Secretary