Form 10-Q
period 2013-07-31
ARGAN INC
filed 2013-09-06
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2013

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

Common stock, $0.15 par value, 14,017,051 shares as of September 3, 2013.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

JULY 31, 2013

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2013	January 31, 2013
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$152,917,000	$175,142,000
Accounts receivable, net of allowance for doubtful accounts	15,101,000	24,879,000
Notes receivable from variable interest entities and accrued interest	9,691,000	—
Costs and estimated earnings in excess of billings	509,000	1,178,000
Deferred income tax assets	133,000	1,303,000
Prepaid expenses and other current assets	3,231,000	1,606,000

TOTAL CURRENT ASSETS	181,582,000	204,108,000
Property, plant and equipment, net ($5,309,000 in costs related to variable interest entities as of January 31, 2013, Note 2)	4,188,000	9,468,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	2,210,000	2,331,000
Deferred income tax and other assets	292,000	341,000

TOTAL ASSETS	$206,748,000	$234,724,000

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$17,510,000	$32,699,000
Accrued expenses	8,026,000	9,488,000
Billings in excess of costs and estimated earnings	40,075,000	73,359,000

TOTAL CURRENT LIABILITIES	65,611,000	115,546,000
Other liabilities	6,000	10,000

TOTAL LIABILITIES	65,617,000	115,556,000

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 14,020,284 and 13,977,560 shares issued at July 31 and January 31, 2013, respectively; 14,017,051 and 13,974,327 shares outstanding at July 31 and January 31, 2013, respectively	2,103,000	2,096,000
Additional paid-in capital	96,098,000	95,004,000
Retained earnings	42,884,000	23,850,000
Treasury stock, at cost – 3,233 shares at July 31 and January 31, 2013	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	141,052,000	120,917,000
Noncontrolling interests (Note 2)	79,000	(1,749,000)

TOTAL EQUITY	141,131,000	119,168,000

TOTAL LIABILITIES AND EQUITY	$206,748,000	$234,724,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net revenues
Power industry services	$55,520,000	$78,109,000	$99,289,000	$135,837,000
Telecommunications infrastructure services	2,344,000	4,510,000	5,223,000	10,472,000

Net revenues	57,864,000	82,619,000	104,512,000	146,309,000

Cost of revenues
Power industry services	34,804,000	66,182,000	66,050,000	115,166,000
Telecommunications infrastructure services	1,803,000	3,558,000	4,177,000	8,163,000

Cost of revenues	36,607,000	69,740,000	70,227,000	123,329,000

Gross profit	21,257,000	12,879,000	34,285,000	22,980,000
Selling, general and administrative expenses	1,601,000	3,297,000	5,044,000	6,325,000

Income from operations	19,656,000	9,582,000	29,241,000	16,655,000
Gains on the deconsolidation of variable interest entities	1,324,000	—	2,444,000	—
Other income (expense), net	410,000	(10,000)	566,000	(19,000)

Income from continuing operations before income taxes	21,390,000	9,572,000	32,251,000	16,636,000
Income tax expense	7,467,000	3,591,000	11,388,000	6,108,000

Income from continuing operations	13,923,000	5,981,000	20,863,000	10,528,000

Discontinued operations (Note 15)
Loss on discontinued operations before income taxes	—	—	—	(405,000)
Income tax benefit	—	—	—	120,000

Loss on discontinued operations	—	—	—	(285,000)

Net income	13,923,000	5,981,000	20,863,000	10,243,000
Income (loss) attributable to noncontrolling interests	1,300,000	(220,000)	1,830,000	(396,000)

Net income attributable to the stockholders of Argan	$12,623,000	$6,201,000	$19,033,000	$10,639,000

Earnings (loss) per share attributable to the stockholders of Argan:
Continuing operations (Note 11)
Basic	$0.90	$0.45	$1.36	$0.80

Diluted	$0.89	$0.45	$1.35	$0.78

Discontinued operations
Basic	$—	$—	$—	$(0.02)

Diluted	$—	$—	$—	$(0.02)

Net income
Basic	$0.90	$0.45	$1.36	$0.78

Diluted	$0.89	$0.45	$1.35	$0.76

Weighted average number of shares outstanding:
Basic	13,997,000	13,697,000	13,986,000	13,680,000

Diluted	14,129,000	13,935,000	14,132,000	13,952,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,863,000	$10,243,000
Removal of loss on discontinued operations	—	285,000

Income from continuing operations	20,863,000	10,528,000
Adjustments to reconcile income from continuing operations to net cash (used in) provided by continuing operating activities:
Gains on the deconsolidation of variable interest entities	(2,444,000)	—
Deferred income tax expense	1,214,000	49,000
Stock option compensation expense	759,000	568,000
Depreciation	265,000	249,000
Amortization of purchased intangibles	121,000	121,000
Changes in operating assets and liabilities:
Accounts receivable, net	9,880,000	(6,012,000)
Costs and estimated earnings in excess of billings	740,000	(2,009,000)
Prepaid expenses and other assets	(2,194,000)	1,429,000
Accounts payable and accrued expenses	(15,331,000)	16,337,000
Billings in excess of costs and estimated earnings	(33,284,000)	12,309,000

Net cash (used in) provided by continuing operating activities	(19,411,000)	33,569,000
Net cash used in discontinued operating activities	—	(78,000)

Net cash (used in) provided by operating activities	(19,411,000)	33,491,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(851,000)	(3,791,000)

Net cash used in investing activities	(851,000)	(3,791,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans to variable interest entities	(1,713,000)	—
Deconsolidation of the cash of variable interest entities	(399,000)	—
Net proceeds from the exercise of stock options and warrants	149,000	610,000

Net cash (used in) provided by financing activities	(1,963,000)	610,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(22,225,000)	30,310,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	175,142,000	156,524,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,917,000	$186,834,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$9,385,000	$4,026,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2013

(Unaudited)

NOTE 1—DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provide the substantial portion of consolidated net revenues, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. The combination of GPS and its consolidated joint venture and variable interest entities (see Note 2) represents our power industry services business segment. Through SMC, the services of the telecommunications infrastructure services segment include project management, construction, installation and maintenance provided to commercial, local government and federal government customers primarily in the mid-Atlantic region.

Basis of Presentation

The consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries, its majority-controlled joint venture and any variable interest entities for which GPS is deemed to be the primary beneficiary (see Note 2). The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 13, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

The condensed consolidated balance sheet as of July 31, 2013, the condensed consolidated statements of operations for the three and six months ended July 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the six months ended July 31, 2013 and 2012 are unaudited. The condensed consolidated balance sheet as of January 31, 2013 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2013 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

NOTE 2—SPECIAL PURPOSE ENTITIES

The Moxie Project Variable Interest Entities

Moxie Energy, LLC (“Moxie”), a Delaware limited liability company, has been sponsoring the development of two natural gas-fired power plants. The strategy of Moxie is to build these power plants (the “Moxie Projects,” both of which were formed as wholly-owned limited liability companies by Moxie) in the Marcellus Shale region of Pennsylvania near the natural gas source, eliminating the need to transport natural gas via pipelines over long distances to supply the power production plants. The Moxie Project entities have been engaged in the lengthy process of planning, obtaining permits and arranging financing for the construction, ownership and operation of the power plants.

Under a development agreement with Moxie, as amended and restated, Gemma Power, Inc. (“GPI,” an affiliate included in the GPS group of companies and wholly owned by Argan) supported the development of these two projects with loans that have been made in order to cover most of the costs of the development efforts. As of July 31, 2013, GPI had provided approximately $8,179,000 to the Moxie Projects under development loans, which are due by June 30, 2014 and accrue interest at an annual rate of 20%. GPI has been authorized by the Company’s board of directors to extend loans to the Moxie Projects that could total up to $10 million, as currently contemplated. Moxie supported the arrangement by providing GPI with a first priority lien and security interest in all of the assets of the Moxie Projects, limited recourse guarantees of all of the obligations of the projects, and first priority liens on its membership interests in the two projects. The admission of any additional investor that would change the control of Moxie or either of the Moxie Projects required the prior approval of GPI. Pursuant to the development agreement, Moxie provided GPI with the right to receive development success fees and granted GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts.

In March 2013, Moxie reached an agreement for the purchase of its membership interest in one of the Moxie Projects, Moxie Liberty LLC (“Moxie Liberty”), by a third party investor. The consummation of the purchase of Moxie Liberty, contingent upon the investor securing permanent financing for the project, was agreed to occur by September 2, 2013 (see Note 16 for related subsequent events). In order to support the continuing progress of this project, the investor 1) provided collateral supporting Moxie Liberty’s securing the right to connect to the electricity grid, 2) made equipment deposit payments to the manufacturer of the natural gas-fired turbines, and 3) commenced payments to GPS under the corresponding engineering, procurement and construction contact after issuing a limited notice-to-proceed. The equipment deposit funding was provided by the investor under secured loans bearing annual interest of 10%. The membership interest purchase agreement required Moxie Liberty to continue to conduct the remaining development activities. However, the rights of Moxie Liberty to conduct any activities that deviated from the development plan were subject to the approval of the investor.

Also in March 2013, GPI consented to Moxie Liberty’s secured lending arrangement with the investor and agreed to equal priority regarding claims (neither party has a priority of payment over or is subordinate to the other) and the method for sharing the proceeds of any debt payments made by Moxie Liberty. In addition, GPS and Moxie Liberty entered into an engineering, procurement and construction contract for the Liberty Generating Station (the “Liberty EPC Contract”).

In May 2013, GPI entered into a consent and inter-creditor agreement in connection with the design and construction of the other gas-fired power plant that is being developed by Moxie Patriot LLC (“Moxie Patriot”) and that will be built in Lycoming County, Pennsylvania. The Company also disclosed that Moxie had entered into an agreement with a third party investor for the purchase of Moxie’s membership interest. The investor agreed to provide advances for certain preconstruction costs related to this project. The consummation of the purchase of Moxie Patriot is contingent upon the third party investor securing permanent financing for the project which is not expected to occur until late in the current fiscal year. Should the third party investor consummate the purchase of Moxie Patriot, GPS would design and build the plant under an engineering, procurement and construction contract. Also, GPI would receive development success fees and repayment of the working capital advances plus accrued interest from the proceeds of the sale. On July 31, 2013, GPS and Moxie Patriot entered into an engineering, procurement and construction contract for the Patriot Generating Station (the “Patriot EPC Contract”), confirming the commitment of the investor to make preconstruction payments on behalf of Moxie Patriot in a manner similar to the preconstruction payments made for Moxie Liberty.

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

However, during the six months ended July 31, 2013, the power to direct the economic activities of the Moxie Projects that most affect their economic performance shifted with the completion of the agreements described above. GPI is no longer the primary beneficiary of the Moxie Project VIEs. For each project, the investor became the primary source of financial support for the pre-construction phase of each project, providing significant financing in order to secure connection to the electricity grid and to pay for the natural gas-fired turbines, the most significant equipment components of the power plants. Through the Liberty and Patriot EPC Contracts, GPS has transitioned into its typical role of engineering, procurement and construction contractor where it is subject to the direction of the Moxie Project owners, in this case Moxie Liberty and Moxie Patriot, and where the investor has made payments directly to GPS in order to cover certain costs incurred under the limited notices to proceed with the Liberty and Patriot EPC Contracts. Further, in a manner similar to Moxie Liberty, the identification of sources and structuring of the permanent financing for Moxie Patriot are activities being directed and completed primarily by the investor.

As a result, the Company ceased the consolidation of Moxie Liberty and Moxie Patriot in the first and second quarters of the current year, respectively. The elimination of the accounts of Moxie Liberty from the Company’s consolidated financial statements resulted in a pre-tax gain which was recorded in the first quarter in the amount of $1,120,000. The elimination of the accounts of Moxie Patriot from the Company’s consolidated financial statements resulted in a pre-tax gain which was recorded in the second quarter in the amount of $1,324,000. As a result, the balances for GPI’s notes receivable from the Moxie Projects and the corresponding accrued interest amounts (totaling $8,179,000 and $1,512,000, respectively) were not eliminated in the consolidation accounting as of July 31, 2013. Accordingly, the total amount of $9,691,000, which approximated the Company’s amount of maximum exposure to loss as of July 31, 2013, was included in the accompanying condensed consolidated balance sheet. The portion of the balance relating to each Moxie Project, along with any development success fee, will be paid to GPI at the closing of the corresponding membership purchase agreement (see Note 16 for related subsequent event).

The net operating loss associated with the Moxie Projects (before corresponding income tax benefit) incurred prior to the deconsolidation of the entities, and therefore included in the consolidated results of operations for the six months ended July 31, 2013, was $261,000. Net operating losses associated with both Moxie Project entities (before corresponding income tax benefit) and included in the consolidated results of operations for the three and six months ended July 31, 2012 were $362,000 and $644,000, respectively.

Construction Joint Venture

During the three months ended July 31, 2013, GPS assigned the Liberty EPC Contract to a joint venture that was formed in order to perform the work for this specific project and to spread the bonding risk of the project. The joint venture partner is a large, heavy civil contracting firm. The joint venture agreement provides that the percentage interest of GPS in any profits and assets, and its respective share in any losses and liabilities that may result from the performance of the Liberty EPC Contract is 75%. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under the Liberty EPC Contract. GPS has no significant commitments under this arrangement beyond those related to the completion of the Liberty EPC Contract. The joint venture partners will dedicate resources to the project that are necessary to complete the project and will be reimbursed for their costs. GPS expects to perform most of the activities of the Liberty EPC Contract.

The accounts of the joint venture are included in the condensed consolidated financial statements for the three and six months ended July 31, 2013. The amount of the net revenues of the consolidated construction joint venture was less than 10% of the Company’s consolidated net revenues for the three and six month periods ended July 31, 2013. The income attributable to the noncontrolling interest of the joint venture partner for the three and six months ended July 31, 2013 was $79,000.

NOTE 3—CASH AND CASH EQUIVALENTS

The Company holds cash on deposit at Bank of America in excess of federally insured limits. Management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk.

NOTE 4—ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at July 31, 2013 and January 31, 2013 were approximately $13.3 million and $20.2 million, respectively. Such retainage amounts represent funds withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the customer. The lengths of retention periods may vary, but for material amounts they typically range between nine months and three years.

The allowance for doubtful accounts at July 31, 2013 and January 31, 2013 was approximately $5.5 million. In fiscal year 2010, a substantial portion of the accounts receivable from the owner of a partially completed construction project was written down against the allowance to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the remaining accounts receivable amount was fully reserved. The amounts of the provision for accounts receivable losses for the three and six months ended July 31, 2013 and 2012 were not material.

NOTE 5—COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The Company’s billing practices are governed primarily by the contract terms of each project based on the achievement of milestones, pre-agreed schedules or progress towards completion approved by the project owner. Billings do not necessarily correlate with net revenues recognized under the percentage-of-completion method of accounting. Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes, insurance, job supervision and equipment charges. The amounts of costs and estimated earnings in excess of billings are expected to be billed and collected in the normal course of business. Unapproved change orders, which represent contract variations for which the Company has project owner approval for scope changes but not for the price associated with the scope changes, are reflected in net revenues when it is probable that the applicable costs will be recovered through a change in the contract price. There were no significant unapproved change orders as of July 31, 2013.

The tables below set forth the aggregate amounts of costs incurred and earnings accrued on uncompleted contracts compared with the billings for those contracts through July 31, 2013 and January 31, 2013, and reconcile the net amounts of billings in excess of costs and estimated earnings to the corresponding amounts included in the condensed consolidated balance sheets at those dates.

	July 31,	January 31,
	2013	2013
Costs incurred on uncompleted contracts	$321,895,000	$259,390,000
Estimated accrued earnings	78,940,000	48,724,000

	400,835,000	308,114,000
Less—Billings to date	440,401,000	380,295,000

	$39,566,000	$72,181,000

Costs and estimated earnings in excess of billings	$509,000	$1,178,000
Billings in excess of costs and estimated earnings	40,075,000	73,359,000

	$39,566,000	$72,181,000

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at July 31, 2013 and January 31, 2013 consisted of the following:

	July 31, 2013	January 31, 2013
Land and improvements	$473,000	$471,000
Building and improvements	2,709,000	2,587,000
Furniture, machinery and equipment	3,349,000	3,060,000
Trucks and other vehicles	1,644,000	1,803,000
Construction project costs of variable interest entities	—	5,309,000

	8,175,000	13,230,000
Less – accumulated depreciation	3,987,000	3,762,000

Property, plant and equipment, net	$4,188,000	$9,468,000

Depreciation expense amounts related to continuing operations for property, plant and equipment were approximately $136,000 and $132,000 for the three months ended July 31, 2013 and 2012, respectively, and were approximately $265,000 and $249,000 for the six months ended July 31, 2013 and 2012, respectively. The costs of maintenance and repairs for continuing operations totaled $55,000 and $79,000 for the three months ended July 31, 2013 and 2012, respectively, and $121,000 and $171,000 for the six months ended July 31, 2013 and 2012, respectively.

The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. Rent included in the selling, general and administrative expenses of continuing operations was $34,000 and $107,000 for the three months ended July 31, 2013 and 2012, respectively, and was $69,000 and $219,000 for the six months ended July 31, 2013 and 2012, respectively. Rent incurred on construction projects and included in the costs of revenues of continuing operations was $782,000 and $961,000 for the three months ended July 31, 2013 and 2012, respectively, and was $1,799,000 and $4,254,000 for the six months ended July 31, 2013 and 2012, respectively.

NOTE 7—OTHER INTANGIBLE ASSETS

The Company’s intangible assets, other than goodwill, consisted of the following amounts at July 31, 2013 and January 31, 2013:

		July 31, 2013			January 31, 2013 Net Amount
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount
Trade name—GPS	15 years	$3,643,000	$1,614,000	$2,029,000	$2,150,000
Trade name—SMC	Indefinite	181,000	—	181,000	181,000

Intangible assets, net		$3,824,000	$1,614,000	$2,210,000	$2,331,000

Amortization expense was $61,000 for each of the three month periods ended July 31, 2013 and 2012, and was $121,000 for each of the six month periods ended July 31, 2013 and 2012.

NOTE 8—FINANCING ARRANGEMENTS

The Company maintains financing arrangements with Bank of America (the “Bank”). The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2015, with interest at LIBOR plus 2.25%. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. There were no borrowings outstanding under the Bank financing arrangements as of July 31, 2013 or January 31, 2013.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is required for acquisitions, divestitures and cash dividends. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends (using a rolling 12-month period) including covenants that (1) the ratio of total funded debt to EBITDA (as defined by the Bank) not exceed 2 to 1, (2) the fixed charge coverage ratio be not less than 1.25 to 1, and (3) the ratio of senior funded debt to EBITDA not exceed 1.50 to 1.

The amended financing arrangements also contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. If the Company’s performance results in noncompliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, management would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of any outstanding senior debt. At July 31, 2013 and January 31, 2013, the Company was in compliance with the financial covenants of its amended financing arrangements. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements.

NOTE 9—STOCK-BASED COMPENSATION

In June 2013, the stockholders approved the amendment of the 2011 Stock Plan (the “Stock Plan”) in order to increase the number of shares of the Company’s common stock reserved for issuance thereunder from 500,000 to 1,250,000 shares. The Stock Plan, which will expire in July 2021, served to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, the Company’s Board of Directors may make awards under the Stock Plan to officers, directors and key employees.

Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, a seven or ten-year term, and typically shall become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Company’s board of directors, typically one year from the date of award. At July 31, 2013, there were 1,717,500 shares of the Company’s common stock reserved for issuance under the two plans, including approximately 750,500 shares of the Company’s common stock available for awards under the Stock Plan.

A summary of activity under the Option and Stock Plans for the six months ended July 31, 2013 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Weighted Average Fair Value
Outstanding, January 31, 2013	926,224	$14.34	5.39	$5.93
Granted	81,000	$16.15
Forfeited	—	$—
Exercised	(40,224)	$3.08

Outstanding, July 31, 2013	967,000	$14.96	5.53	$5.89

Exercisable, July 31, 2013	670,500	$13.78	4.65	$6.18

Exercisable, January 31, 2013	537,724	$12.16	4.46	$6.12

A summary of the change in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2013 is presented below:

	Shares	Weighted Average Fair Value
Nonvested, January 31, 2013	388,500	$5.67
Granted	81,000	$3.30
Forfeited	—	$—
Vested	(173,000)	$5.29

Nonvested, July 31, 2013	296,500	$5.24

Compensation expense amounts related to stock options were $322,000 and $332,000 for the three months ended July 31, 2013 and 2012, respectively, and were $759,000 and $568,000 for the six months ended July 31, 2013 and 2012, respectively. At July 31, 2013, there was $558,000 in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next eleven months. The total intrinsic values of the stock options exercised during the six months ended July 31, 2013 and 2012 were approximately $546,000 and $157,000, respectively. At July 31, 2013, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise prices of such options by approximately $860,000 and $1,388,000, respectively.

The fair value of each stock option granted in the six-month period ended July 31, 2013 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Six Months Ended July 31, 2013
Dividend yield	3.72%
Expected volatility	33.54%
Risk-free interest rate	0.87%
Expected life in years	5.5

The Company also had outstanding warrants to purchase shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003. Warrants covering 160,000 shares of the Company’s common stock were converted during the year ended January 31, 2013, including warrants converted to 64,000 shares in the six months ended July 31, 2012. There were no remaining warrants outstanding as of January 31, 2013.

NOTE 10—INCOME TAXES

The Company’s income tax expense amounts related to continuing operations for the six months ended July 31, 2013 and 2012 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 35% to the income from continuing operations before income taxes for the periods as shown in the table below.

	Six Months Ended July 31,
	2013	2012
Computed expected income tax expense	$11,288,000	$5,823,000
State income taxes, net of federal tax benefit	1,034,000	630,000
Permanent differences, net	(868,000)	(406,000)
Other, net	(66,000)	61,000

	$11,388,000	$6,108,000

For the six months ended July 31, 2013 and 2012, the favorable tax effects of permanent differences related primarily to the tax benefit of the domestic manufacturing deduction.

As of July 31, 2013 and January 31, 2013, the amounts presented in the condensed consolidated balance sheet for accrued expenses included accrued income taxes of approximately $1,958,000 and $1,362,000, respectively. The Company’s condensed consolidated balance sheets as of July 31, 2013 and January 31, 2013 also included net deferred tax assets in the amounts of approximately $425,000 and $1,639,000, respectively, resulting from future deductible temporary differences. The Company’s ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

The Company is subject to income taxes in the United States of America and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2009. The Company has been notified by the state of Florida that it intends to conduct an audit of the income tax returns filed in Florida by Vitarich Laboratories, Inc. (“VLI,” see Note 15), a wholly owned subsidiary of Argan, for the tax years ended January 31, 2010, 2011 and 2012. The Company does not have reason to expect any material changes to its income tax liability resulting from the outcome of this audit and as a result has not accrued for any exposure.

NOTE 11—EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN

Basic earnings (loss) per share amounts were computed by dividing income (loss) by the weighted average number of shares of common stock that were outstanding during the applicable period.

Diluted earnings per share amounts for the three months ended July 31, 2013 and 2012 were computed by dividing the corresponding income amounts by the weighted average number of outstanding common shares for the applicable period plus 132,000 shares and 238,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended July 31, 2013 and 2012 excluded the effects of options to purchase approximately 404,000 and 389,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable period.

Diluted earnings per share amounts for the six months ended July 31, 2013 and 2012 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 146,000 shares and 272,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the six months ended July 31, 2013 and 2012 excluded the anti-dilutive effects of options to purchase approximately 241,000 and 389,000 shares of common stock, respectively. The diluted loss per share for the six months ended July 31, 2012 for discontinued operations was computed by dividing the loss amount by the weighted average number of outstanding common shares for the period. The effects of outstanding options and warrants to purchase shares of common stock were not reflected in the computation as the loss made these common stock equivalents anti-dilutive for the period.

The earnings per share amounts for continuing operations attributable to the stockholders of Argan for the three months ended July 31, 2013 and 2012 were based on the amounts of income from continuing operations, or $12,623,000 and $6,201,000, respectively. The earnings per share amounts for continuing operations attributable to the stockholders of Argan for the six months ended July 31, 2013 and 2012 were based on the amounts of income from continuing operations, or $19,033,000 and $10,924,000, respectively. These amounts excluded the net income or loss attributable to noncontrolling interests.

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

ACCO Dispute

Gemma Power Systems California, Inc. (“GPS CA,” a wholly owned subsidiary of Argan) has received certain claims for payment from ACCO Engineered Systems, Inc. (“ACCO”) under a subcontract with GPS CA on a California construction project (the “ACCO Subcontract”). GPS CA terminated the ACCO Subcontract for convenience in November 2012, and believes that the amount owed ACCO at the time of termination was approximately $663,000. ACCO has made claims that it is entitled to substantially more than that amount but has failed to substantiate any such claim to date. On May 2, 2013 and pursuant to the provisions of the ACCO Subcontract, GPS CA filed a demand for arbitration seeking a declaration as to the amount owed under the ACCO Subcontract. On May 8, 2013, ACCO served GPS CA with a claim in the approximate amount of $7,742,000 and, on May 23, 2013, ACCO served GPS CA with a lien and a stop payment notice filed on the project, each for approximately $7,592,000. ACCO filed suit in the Superior Court of California in order to dispute the Connecticut location of the binding arbitration and the specific clause identifying New York as the governing state law, both provisions expressly included in the ACCO Subcontract. ACCO’s motion was denied. GPS CA has bonded off the lien under California law and intends vigorously to pursue the binding arbitration pursuant to the provisions of the ACCO Subcontract, to defend against the claims of ACCO and to pursue several affirmative claims against ACCO. Arbitration hearings are tentatively scheduled to commence in January 2014.

Due to the uncertainty of the ultimate outcome of this dispute, assurance cannot be provided that GPS CA will be successful in arbitration or in its effort to defend against these claims. In addition to amounts accrued associated with this matter, the Company’s determination of the amount of net revenues recorded as of July 31, 2013 for the California construction project reflected an estimate of the additional amount that the Company may possibly pay in order to resolve this matter. Management does not believe that resolution of the matters discussed above will result in any additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period. If new facts become known in the future indicating that it is probable that additional loss has been incurred by GPS CA and the amount of additional loss can be reasonably estimated by GPS CA, the impact of the additional loss will be reflected in the consolidated financial statements at that time.

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

In August 2012, the applicable parties executed settlement agreements that resulted in the dismissal of the claims against GPS and its surety company, with prejudice, and the assignment of DCR’s mechanics lien claim against the escrowed Altra Project sales proceeds to GPS. In connection with these settlements, GPS made cash payments to DCR in August 2012 that totaled $1,875,000. The payments were funded, in part, by a cash payment received during the year from Delta-T’s parent company in the amount of $275,000. The net amount of $1,600,000 was included as a charge to the cost of revenues of GPS in July 2012. Subsequent to the execution of the settlement agreements and the payments made by GPS, DCR’s former counsel filed notice of a charging lien, claiming that DCR is indebted to counsel in excess of $1.8 million in fees and costs. In addition, a subcontractor to DCR on the Altra Project filed a motion asking the court to set aside the dismissals or, in the alternative, to reconsider them. In October 2012, the court vacated the prior orders of dismissal and permitted DCR’s former counsel and former subcontractor to file complaints. A trial for the charging lien and subcontractor claims was held in April 2013. The court ordered the parties to submit post-trial briefs which were provided to the court in August 2013. The parties await the court’s verdict.

The Company intends to vigorously pursue the enforcement of the settlement agreements and the pursuit of the lien claims against the Altra Project assigned to GPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period. No additional provision for loss related to these matters was recorded in the consolidated statement of operations for the six months ended July 31, 2013. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of additional loss can be reasonably estimated by GPS, the impacts of the change will be reflected in the consolidated financial statements at that time.

Tampa Bay Nutraceutical Company

On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“TBN”) filed a civil action in the Circuit Court of Florida for Collier County (the “Circuit Court”) against Vitarich Laboratories, Inc. (“VLI”, see Note 15). The causes of action related to an order for product issued by TBN to VLI in June 2007 and alleged (1) breach of contract; (2) fraudulent misrepresentation; and (3) various warranty breaches, among other allegations. TBN alleged compensatory damages in excess of $42 million.

Since 2011, the parties were engaged primarily in legal activity concerning TBN’s failure to provide proper discovery responses to VLI. In August 2012, the Circuit Court ordered TBN to pay to VLI, by September 17, 2012, a sanction award in the amount of $295,000 covering the costs and expenses incurred by VLI as a result of TBN’s repeated disobedience of court orders. As TBN failed to do so, the Circuit Court issued a judgment in favor of VLI, ordering that TBN’s pleadings in this matter be stricken and dismissing all of plaintiff’s claims with prejudice. However, in September 2012, TBN filed an appeal in the Florida’s Second District Court of Appeal (the “Appeal Court”) for reconsideration of the sanction award decision. In July 2013, the Appeal Court affirmed the Circuit Court’s decision. As a result, the judgment of the Circuit Court has now become final.

In connection with this matter, VLI had established a reserve in its financial statements for expected litigation costs in the amount of approximately $1,300,000. Now that the action has terminated, VLI reversed the legal reserve which, accordingly, has resulted in a favorable adjustment to selling, general and administrative expenses in the Company’s condensed consolidated financial statements for the three and six months ended July 31, 2013.

NOTE 13—SEGMENT REPORTING

The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries – GPS and SMC, respectively. Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended July 31, 2013. The “Other” columns include the Company’s corporate and unallocated expenses.

Three Months Ended July 31, 2013	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$55,520,000	$2,344,000	$—	$57,864,000
Cost of revenues	34,804,000	1,803,000	—	36,607,000

Gross profit	20,716,000	541,000	—	21,257,000
Selling, general and administrative expenses	1,626,000	330,000	(355,000)	1,601,000

Income (loss) from operations	19,090,000	211,000	355,000	19,656,000
Gains on the deconsolidation of VIEs	1,324,000	—	—	1,324,000
Other income (expense), net	409,000	—	1,000	410,000

Income (loss) from continuing operations before income taxes	$20,823,000	$211,000	$356,000	21,390,000

Income tax expense				7,467,000

Income from continuing operations				$13,923,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$89,000	$46,000	$1,000	$136,000

Property, plant and equipment additions	$141,000	$33,000	$—	$174,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$150,254,000	$2,718,000	$53,776,000	$206,748,000

For comparison, presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended July 31, 2012.

Three Months Ended July 31, 2012	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$78,109,000	$4,510,000	$—	$82,619,000
Cost of revenues	66,182,000	3,558,000	—	69,740,000

Gross profit	11,927,000	952,000	—	12,879,000
Selling, general and administrative expenses	1,932,000	441,000	924,000	3,297,000

Income (loss) from operations	9,995,000	511,000	(924,000)	9,582,000
Other income (expense), net	(11,000)	—	1,000	(10,000)

Income (loss) from continuing operations before income taxes	$9,984,000	$511,000	$(923,000)	9,572,000

Income tax expense				3,591,000

Income from continuing operations				$5,981,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$69,000	$62,000	$1,000	$132,000

Property, plant and equipment additions	$2,591,000	$36,000	$—	$2,627,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$195,250,000	$4,117,000	$46,096,000	$245,463,000

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the six months ended July 31, 2013. The “Other” column includes the Company’s corporate and unallocated expenses.

Six Months Ended July 31, 2013	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$99,289,000	$5,223,000	$—	$104,512,000
Cost of revenues	66,050,000	4,177,000	—	70,227,000

Gross profit	33,239,000	1,046,000	—	34,285,000
Selling, general and administrative expenses	3,441,000	646,000	957,000	5,044,000

Income (loss) from operations	29,798,000	400,000	(957,000)	29,241,000
Gains on the deconsolidation of VIEs	2,444,000	—	—	2,444,000
Other income (expense), net	564,000	—	2,000	566,000

Income (loss) from continuing operations before income taxes	$32,806,000	$400,000	$(955,000)	32,251,000

Income tax expense				11,388,000

Income from continuing operations				$20,863,000

Amortization of purchased intangibles	$121,000	$—	$—	$121,000

Depreciation	$172,000	$91,000	$2,000	$265,000

Property, plant and equipment additions	$807,000	$44,000	$—	$851,000

For comparison, presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the six months ended July 31, 2012.

Six Months Ended July 31, 2012	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$135,837,000	$10,472,000	$—	$146,309,000
Cost of revenues	115,166,000	8,163,000	—	123,329,000

Gross profit	20,671,000	2,309,000	—	22,980,000
Selling, general and administrative expenses	3,491,000	881,000	1,953,000	6,325,000

Income (loss) from operations	17,180,000	1,428,000	(1,953,000)	16,655,000
Other income (expense), net	(20,000)	—	1,000	(19,000)

Income (loss) from continuing operations before income taxes	$17,160,000	$1,428,000	$(1,952,000)	16,636,000

Income tax expense				6,108,000

Income from continuing operations				$10,528,000

Amortization of purchased intangibles	$121,000	$—	$—	$121,000

Depreciation	$127,000	$120,000	$2,000	$249,000

Property, plant and equipment additions	$3,617,000	$174,000	$—	$3,791,000

NOTE 14—MAJOR CUSTOMERS

During the three and six months ended July 31, 2013 and 2012, the majority of the Company’s net revenues from continuing operations related to engineering, procurement and construction services that were provided by GPS to the power industry. Net revenues from power industry services accounted for approximately 96% and 95% of consolidated net revenues from continuing operations for the three months ended July 31, 2013 and 2012, respectively, and approximately 95% and 93% of consolidated net revenues from continuing operations for the six months ended July 31, 2013 and 2012, respectively.

The Company’s significant customer relationships for the current year included three power industry service customers which accounted for approximately 43%, 36% and 12%, respectively, of consolidated net revenues from continuing operations for the three months ended July 31, 2013. Two of these project-owner customers provided approximately 43% and 40%, respectively, of consolidated net revenues from continuing operations for the six months ended July 31, 2013.

The Company’s significant customer relationships last year included two power industry service customers which accounted for approximately 62% and 12%, respectively, of consolidated net revenues from continuing operations for the three months ended July 31, 2012. Three project-owner customers provided approximately 56%, 11% and 11%, respectively, of consolidated net revenues from continuing operations for the six months ended July 31, 2012.

NOTE 15—DISPOSITION OF DISCONTINUED OPERATIONS

VLI, a wholly owned subsidiary that represented the Company’s nutritional products business segment, completed the sale of substantially all of its assets to an unrelated party in March 2011. The financial results of this business through April 30, 2012 were presented as discontinued operations in the accompanying condensed consolidated financial statements, which included primarily legal costs associated with this business. Such costs incurred subsequent to April 30, 2012 have been reflected in the operating results of continuing operations; costs were not material for the three or six month periods ended July 31, 2013.

NOTE 16—SUBSEQUENT EVENTS

In August 2013, the Company announced that a third party investor, an affiliate of Panda Power Funds, completed the purchase and permanent financing of Moxie Liberty. In connection with the closing, GPI received cash from Moxie Liberty in the approximate aggregate amount of $19,373,000 including the receipt of development success fees related to the Moxie Liberty project in the amount of $14,245,000, which will be reported as income in the quarter ending October 31, 2013, and the repayment of notes receivable and accrued interest in the amount of $5,128,000. Also, GPS received a full notice-to-proceed with the engineering, procurement and construction efforts pursuant to the Liberty EPC Contract.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2013, and the results of their operations for the three and six months ended July 31, 2013 and 2012, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 that was filed with the Securities and Exchange Commission on April 12, 2013 (the “2013 Annual Report”).

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

Business Description

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, municipalities, public institutions and private industry. The combination of GPS and its consolidated joint venture and variable interest entities represents our power industry services business segment. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to local governments, the federal government, telecommunications and broadband service providers as well as electric utilities. Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At July 31, 2013, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company.

Overview

For the three months ended July 31, 2013 (the second quarter of our fiscal year 2014), net income attributable to our stockholders was $12,623,000, or $0.89 per diluted share. We reported net income attributable to our stockholders of $6,201,000, or $0.45 per diluted share, for the three months ended July 31, 2012. For the six months ended July 31, 2013, net income attributable to our stockholders was $19,033,000, or $1.35 per diluted share, compared with net income attributable to our stockholders of $10,639,000, or $0.76 per diluted share, for the six months ended July 31, 2012.

For the three months ended July 31, 2013, consolidated net revenues from continuing operations were $57.9 million which represented a decrease of $24.7 million from net revenues from continuing operations of $82.6 million for the second quarter last year. The net revenues of our operating segments, power industry services and telecommunications infrastructure services, declined in the current quarter by 29% and 48%, respectively, to $55.5 million and $2.3 million, respectively. The net revenues of these business segments for the second quarter last year were $78.1 million and $4.5 million, respectively.

For the six months ended July 31, 2013, consolidated net revenues from continuing operations were $104.5 million which represented a decrease of $41.8 million from net revenues from continuing operations of $146.3 million for the comparable period last year. The net revenues of the operating segments, power industry services and telecommunications infrastructure services, declined in the current period by 27% and 50%, respectively, to $99.3 million and $5.2 million, respectively. The net revenues of these business segments for the six months ended July 31, 2012 were $135.8 million and $10.5 million, respectively.

As the construction and commissioning phases of our large natural gas-fired power plant project in Southern California were completed during the current fiscal year, the net revenues associated with this project for the three and six months ended July 31, 2013 declined, which represents the primary factor in the reduction of our consolidated net revenues for the periods. This construction project represented approximately 43% of our consolidated net revenues for both the three and six month periods ended July 31, 2013. The completion of this project also unfavorably affected our cash flows during the current year as our overall balance of billings in excess of costs and estimated earnings decreased by $33.3 million during the six months ended July 31, 2013, and the balance of accounts payable and accrued expenses decreased by $15.3 million during the same period, both declines representing large uses of cash.

Nonetheless, profitability improvements for the current year periods were achieved despite reductions in our net revenues for each period. Income from continuing operations for the current year periods reflects the effects of favorable contract performance. The completion of the final phases of the gas-fired power plant project located in Southern California ahead of schedule, including an uneventful commissioning process, resulted in reductions to the estimate of costs that had been expected to be incurred through completion and an improvement in the profitability of this job. The significant increases in our overall gross profit percentages for the three and six month periods ended July 31, 2013 reflected the project-to-date effect of the recognized efficiencies. We also recorded pre-tax gains in the approximate amounts of $1.3 million and $2.4 million during the three and six months ended July 31, 2013, respectively, in connection with the deconsolidation of the variable interest entities as discussed below. In addition, the favorable conclusion of the litigation matter discussed below enabled us to reverse the reserve established for anticipated legal costs which resulted in a reduction of selling, general and administrative expenses in the approximate amount of $1.3 million for the three and six month periods ended July 31, 2013.

Moxie Energy Projects

Beginning in May 2011, Gemma Power, Inc. (“GPI,” an affiliate of GPS and wholly owned by Argan) supported the development of two power plant projects by Moxie Energy, LLC (“Moxie”) with funding for working capital.

The two natural gas-fired power plant projects under development are located in the Marcellus Shale natural gas region of Pennsylvania. The strategy of Moxie is to develop these power plants (the “Moxie Projects”) near the natural gas source and to provide electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipelines over long distances to supply the power generation plants. The Moxie Projects have been engaged for several years in the lengthy process of planning and obtaining permits and financing for the construction, ownership and operation of the power plants.

Under a development agreement with Moxie, as amended and restated, GPI supported the development of the two projects with loans that were made in order to cover most of the costs of the development efforts. As of July 31, 2013, GPI had provided approximately $8,179,000 to the Moxie Projects under development loans, which accrue interest at an annual rate of 20%. GPI has been authorized by the Company’s board of directors to extend loans to the Moxie Project entities that could total up to $10 million, as currently contemplated by the agreement. Moxie supported the arrangement by providing GPI with a series of liens, security interests, guarantees and development fee preferences (see Note 2 to the accompanying condensed consolidated financial statements) which, together with the loans, provided us with substantial financial control over the Moxie Projects. Pursuant to the development agreement, Moxie provided GPI with the right to receive development success fees and granted GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts.

We concluded that the Moxie Projects were variable interest entities (“VIEs”) under current accounting guidance. Despite not having an ownership interest in the Moxie Projects, we decided that GPI was the primary beneficiary of these VIEs due substantially to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects were not successful, the opportunity for GPI to receive development success fees and the intent of the parties for GPS to be awarded large contracts for the construction of the two power plants. Accordingly, the assets, liabilities and financial results of the Moxie Projects were included in our consolidated financial statements for the year ended January 31, 2013.

In March and May 2013, Moxie reached agreements for the purchase of its membership interests in the Moxie Projects, Moxie Liberty LLC (“Moxie Liberty”) and Moxie Patriot LLC (“Moxie Patriot”), respectively. In each case, the consummation of the purchase would be contingent upon the third party investor securing permanent financing for the project. In addition, the investor for each made several commitments of cash in order to support the continuing progress of the projects. These included commitments 1) to provide collateral for the support of bids to connect to the electricity grid, 2) to make equipment deposit payments to the manufacturer of the natural gas-fired turbines, and 3) to commence payments to GPS under the limited notice-to-proceed with the corresponding engineering, procurement and construction contract.

The equipment deposit funding has been provided under secured loans bearing annual interest of 10%. The membership interest purchase agreements required the Moxie Projects to continue to conduct the remaining development activities. However, the rights of the Moxie Projects to conduct any activities that deviated from the development plans would be subject to the approval of the applicable investor. Simultaneously, GPI consented to each secured lending arrangement and agreed to equal priority regarding claims (neither party shall have a priority of payment over or be subordinate to the other) and the method for sharing the proceeds of any debt payments made by either of the Moxie Projects.

In late April 2013, GPS and Moxie Liberty entered into an engineering, equipment procurement and construction contract for the Liberty Generating Station (the “Liberty Contract”) which confirmed that earlier in the month Moxie Liberty had provided GPS with a limited notice-to-proceed with the commencement of certain work covered by the Liberty Contract. On July 31, 2013, GPS and Moxie Patriot entered into a similar agreement for the construction of the Patriot Generating Station (the “Patriot Contract”). The Liberty Contract and Patriot Contract are hereinafter referred to as the “EPC Contracts.”

During the six months ended July 31, 2013, the power to direct the economic activities of the Moxie Projects that most affect their economic performance shifted with the execution of the recent agreements described above. GPI is no longer the primary beneficiary of these variable interest entities. For each project, the investor became the primary source of financial support for the pre-construction phase of each project, providing significant financing in order to secure connection to the electricity grid and to pay for the natural gas-fired turbines, the most significant equipment components of the power plants. Through the EPC Contracts, GPS transitioned into its typical role of engineering, procurement and construction contractor where it is subject to the direction of each project owner. With funding obtained from the investor in each case, the Moxie Projects began to make payments directly to GPS in order to cover certain costs to be incurred under the limited notices-to-proceed with the EPC Contracts. Further, in a manner similar to Moxie Liberty, the identification of sources and structuring of the permanent financing for Moxie Patriot are activities being directed and completed primarily by the investor.

As a result, we discontinued the inclusion of Moxie Liberty and Moxie Patriot in our condensed consolidated financial statements for the first and second quarters, respectively. The elimination of the accounts of the Moxie Projects from our condensed consolidated financial statements resulted in gains for us which we recorded in the current year. For the three month period ended April 30, 2013, the deconsolidation of Moxie Liberty resulted in a pre-tax gain in the amount of $1,120,000. For the three month period ended July 31, 2013, the deconsolidation of Moxie Patriot resulted in a pre-tax gain in the amount of $1,324,000. This consolidation accounting as of July 31, 2013 resulted in the inclusion of GPI’s notes receivable from the Moxie Projects, and the corresponding accrued interest, in our condensed consolidated balance sheet in the aggregate amount of $9,691,000, which approximated the amount of our maximum exposure to loss as of July 31, 2013. The balances related to each Moxie Project will be paid to GPI at the closing of the corresponding membership purchase agreement as well as any corresponding development success fees which would be recorded at the time of closing.

The addition of the contract value for the Liberty Contract raised our construction project backlog by $386 million; our total backlog as of July 31, 2013 was $465 million compared with a backlog amount of $180 million as of January 31, 2013. With the addition to our backlog of the contract value of the Patriot Contract, which is expected to occur later this fiscal year when the availability of the equity financing becomes identified, our backlog will increase by approximately $385 million.

Construction Joint Venture

During the three months ended July 31, 2013, GPS assigned the Liberty Contract to a joint venture that was formed in order to perform the work for this specific project and to spread the bonding risk of the project. The joint venture partner is a large, heavy civil contracting firm. The joint venture agreement provides that the interest of GPS in any profits and assets, and its respective share in any losses and liabilities that may result from the performance of the Liberty Contract are limited to the stated percentage interest of GPS in the joint venture, which is 75%. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under the Liberty Contract. GPS has no significant commitments beyond those related to the completion of the Liberty Contract. The joint venture partners will dedicate resources to the project that are necessary to complete the project and will be reimbursed for their costs. GPS will perform most of the activities of the Liberty Contract. We expect to form a similar joint venture in connection with the completion of the Patriot Contract.

The amount of the net revenues of the consolidated construction joint venture was less than 10% of our consolidated net revenues for both the three and six month periods ended July 31, 2013. The income attributable to the noncontrolling interest of the joint venture partner for the three and six months ended July 31, 2013 was $79,000.

Outlook

Current economic conditions in the United States reflect ongoing weakness in construction and many other industry sectors. Stubbornly high unemployment, the depressed state of the housing industry, reduced state and local government budgets and sluggish manufacturing activity all contributed to significant reductions in construction spending in the United States from pre-recession levels. Although we are technically in the midst of an overall economic recovery, the progress is sluggish, particularly in the construction sectors. Adding to an overall sense of economic uncertainty in the United States are concerns about the inability of the federal government to agree on a comprehensive budget plan and the ultimate effects of drastic automatic federal spending cuts.

The power industry has not fully recovered from the recessionary decline in the demand for power in the United States. In fact, electrical power generation in the United States declined in 2012 for the second year in a row. As it will likely take at least several more years for power consumption to reach pre-recession 2007 peak levels, certain existing power plants will continue to operate with spare capacity to produce electricity, tempering the need for new power plants.

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the latest recession. The federal government has not passed comprehensive energy legislation, including incentives or mandates for the retirement of existing coal-fired power plants and caps on the volume of carbon emissions. Although certain coal-fired power plants have been shut down and the demand for coal has been adversely affected by the inexpensive supply of natural gas in the United States, existing coal-fired plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth. Due to concerns that energy tax credit and grant programs would be expiring permanently, there was a rush to complete wind and solar projects by December 31, 2012. However, at present, there is no bipartisan agreement regarding the long-term future of government incentives for sources of renewable power in either legislative house of Congress. With the future long-term availability of renewable energy tax incentives unknown and the development pipeline depleted, potential energy project developers and investors are making very few commitments related to new renewable energy generation facilities in the current year. As a result, the likelihood of our booking additional wind and solar power projects this year is uncertain.

We believe that it is likely that the soft demand for power will continue to limit the number of new energy plant construction opportunities through the end of our current fiscal year. In addition, we expect that the new opportunities which do arise will continue to result in fierce competition among bidders. The reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment in our construction sector. Certain of our competitors are global engineering and construction firms, substantially larger than us. On occasion, our relatively smaller size is evaluated to be a risk by potential project owners. Known competitors have reduced prices, presumably willing to sacrifice margin in order to keep project teams and work crews busy. Other construction companies have entered our sector of the industry looking for new work at low margins.

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

We also expect that continuing concerns about the safety, high cost and construction cost overrun risk of nuclear power plants eventually will spur future development of renewable and cleaner natural gas-fired power generation facilities which should result in new power facility construction opportunities for us. Finally, the demand for electric power in this country is expected to grow slowly but steadily over the long term.

These developments suggest increasing demands for power in the future. Increasing demands for electricity, the ample supply of natural gas, and the expected retirement of old coal, nuclear and oil-powered energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix.

During this difficult time for the construction industry, particularly in our sector, and until the recovery for our sector of the construction industry becomes more robust, we are focused on the effective and efficient completion of our current construction projects and the control of costs. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects. This approach may result in a lower volume of new business bookings until the demand for new power generation facilities and the other construction industry sectors recover fully. We will strive to conserve cash and to maintain an overall strong balance sheet. However, as we see future business opportunities that include an opportunity to make an investment in the ownership of a new project, at least during the development phase of the project, in order to assure the award of the related EPC contract, we may consider the pursuit of them. Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks. Our involvement with the development of the Moxie Projects reflected careful evaluation of the opportunities and risks. We structured the terms of our involvement in order to minimize the financial risks and to benefit substantially from the successful development of the projects.

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

In this economic environment, we are very pleased with the opportunity to design and construct the Liberty and Patriot Generating Stations. Assuming the consummation of the purchase of the Moxie Patriot project, in addition to the Moxie Liberty project as discussed above, our performance of efforts for these projects should provide a stable base of business activity for the next 2 1/2 to 3 1/2 years. However, the completion of the power plants currently under construction while we progress through the early construction phases of the Moxie Projects will likely result in annual net revenues for the two remaining quarters of the current fiscal year ending January 31, 2014 that are below the levels for the prior year ended January 31, 2013. Nonetheless, our net income for the second half of the current year should reflect the favorable execution of completing construction projects and the future recognition of development success fees to be earned upon the consummation of the purchase of each Moxie Project.

Comparison of the Results of Operations for the Three Months Ended July 31, 2013 and 2012

The following schedule compares the results of our operations for the three months ended July 31, 2013 and 2012. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding quarter.

	2013		2012
Net revenues
Power industry services	$55,520,000	95.9%	$78,109,000	94.5%
Telecommunications infrastructure services	2,344,000	4.1%	4,510,000	5.5%

Net revenues	57,864,000	100.0%	82,619,000	100.0%

Cost of revenues **
Power industry services	34,804,000	62.7%	66,182,000	84.7%
Telecommunications infrastructure services	1,803,000	76.9%	3,558,000	78.9%

Cost of revenues	36,607,000	63.3%	69,740,000	84.4%

Gross profit	21,257,000	36.7%	12,879,000	15.6%
Selling, general and administrative expenses	1,601,000	2.8%	3,297,000	4.0%

Income from operations	19,656,000	33.9%	9,582,000	11.6%
Gain on the deconsolidation of a variable interest entity	1,324,000	2.3%	—	—
Other income (expense), net	410,000	0.7%	(10,000)	*

Income from continuing operations before income taxes	21,390,000	36.9%	9,572,000	11.6%
Income tax expense	7,467,000	12.9%	3,591,000	4.4%

Income from continuing operations	$13,923,000	24.0%	$5,981,000	7.2%

Net income	$13,923,000	24.0%	$5,981,000	7.2%

*	Less than 0.1%.
**	Each percentage amount for cost of revenues represents the percentage of net revenues of the applicable segment.

Net Revenues

Power Industry Services

The net revenues of the power industry services business decreased by $22.6 million to $55.5 million for the three months ended July 31, 2013 compared with net revenues of $78.1 million for the second quarter last year. The net revenues of this business represented approximately 96% of consolidated net revenues from continuing operations for the three months ended July 31, 2013, and approximately 95% of consolidated net revenues from continuing operations for the three months ended July 31, 2012.

The operating results of this business for the current quarter reflected performance on six construction projects, including a large natural gas-fired peaking power plant, a biomass-fired power plant, two wind farms, a photovoltaic solar energy project and the Moxie Liberty project. The net revenues associated with the peaking power plant were approximately 45% of this segment’s net revenues for the current quarter. This project was substantially completed ahead of schedule during the second quarter. Construction of the biomass power plant in eastern Texas and installation of a solar energy field located in Massachusetts were the second and third largest contributors of net revenues for this business segment during the current quarter.

Over 60% of this segment’s net revenues for last year’s second quarter related to the construction of the peaking power plant. In addition, the combined net revenues associated with two energy projects completed last year represented approximately 23% of this segment’s net revenues for the three months ended July 31, 2012.

Telecommunications Infrastructure Services

The net revenues of this business segment decreased by approximately 48% for the current quarter compared with the corresponding period last year. For the three months ended July 31, 2013, approximately 39% of SMC’s net revenues were derived from outside plant services provided for the One Maryland Broadband Network project (the “OMBN Project”). Our largest customer in this program is Howard County, Maryland, a key partner with the state representing a collaborative inter-government consortium of local Maryland governments that is deploying a state-wide, high-speed, fiber optic network. However, deployment efforts are winding down in the current year. For the three months ended July 31, 2013, net revenues associated with this program declined by approximately 55% compared with the net revenues provided by this program during last year’s second quarter. SMC’s exposure to the state of Maryland under this program last year led to the award to us by the state of a large, fiber optic network equipment procurement order. Deliveries of equipment under this order resulted in net revenues that represented approximately 12% of SMC’s business for last year’s second quarter. The net revenues in the current quarter associated with follow-on equipment orders represented only 2% of this segment’s net revenues for the period.

Cost of Revenues

Due primarily to the decrease in consolidated net revenues from continuing operations for the three months ended July 31, 2013 compared with last year’s second quarter, the corresponding consolidated cost of revenues also declined. These costs were $36.6 million and $69.7 million for the three months ended July 31, 2013 and 2012, respectively. However, despite the reduction in net revenues between the quarters, the overall gross profit percentage achieved for the current quarter was greater than the gross profit percentage reported for the second quarter last year. The current period gross profit benefited primarily from the favorable performance of the final phases of the peaking plant project, including the commissioning process, yielding reductions in the costs expected to be incurred through completion and resulting in the improved profitability of this job.

The profitability of our operations for last year’s second quarter was adversely affected by a charge to cost of revenues recorded in the quarter for $1,600,000 related to the Altra legal matter that is described in Note 12 to our condensed consolidated financial statements. During the quarter, we reached an agreement with a subcontractor on the Altra construction project which resulted in the dismissal of its claims against GPS and its surety company. In connection with this settlement, we agreed to make cash payments to the subcontractor, which we made in August 2012.

Selling, General and Administrative Expenses

These costs decreased by $1,696,000, or 51.4%, to approximately $1.6 million for the current quarter from approximately $3.3 million for the second quarter last year. The favorable conclusion of the Tampa Bay Nutraceutical Company litigation matter that is also described in Note 12 to our condensed consolidated financial statements enabled us to reverse the reserve established for anticipated legal costs which resulted in a reduction of selling, general and administrative expenses for the three months ended July 31, 2013 in the approximate amount of $1,304,000 (the “TBN Reserve Reversal”). Because we discontinued the consolidation of the Moxie Project variable interest entities during the current year, there were no general and administrative expenses related to these entities included in the consolidated amount for the current quarter. Last year, we included approximately $214,000 of such expenses in consolidated selling, general and administrative expenses for the three months ended July 31, 2012 due to the consolidation of the Moxie Projects. In addition, the amount of cash incentive compensation expense recorded in the current quarter was approximately $188,000 less than the amount recorded in last year’s second quarter.

Income Tax Expense

For the three months ended July 31, 2013, we incurred income tax expense related to continuing operations of $7,467,000 based on an estimated annual effective income tax rate for continuing operations of 35.0% which reflected the unfavorable effects of state income taxes. Income tax expense for the current quarter also included the income tax effect of the TBN Reserve Reversal which was treated as a discrete item in the amount of $479,000. These effects on income tax expense for the current quarter were offset by the favorable effects of permanent differences. The anticipated permanent differences for the current year include the domestic manufacturing deduction and the noncontrolling interest in the expected earnings of the construction joint venture. For the three months ended July 31, 2012, we incurred income tax expense related to continuing operations of $3,591,000 reflecting an estimated annual effective income tax rate for continuing operations of 36.3% which differed from the expected federal income tax rate of 35% due primarily to the unfavorable effects of state income taxes partially offset by the favorable effect of the domestic manufacturing deduction.

Other Income

Other income for the current quarter in the amount of $410,000 included primarily interest income earned on the notes receivable from the Moxie Projects. Last year, the interest income related to these notes was eliminated in the consolidation of the Moxie Project variable interest entities with the financial statements of Argan and its other consolidated subsidiaries. The deconsolidation of Moxie Patriot during the three months ended July 31, 2013 resulted in a pre-tax gain for the current quarter in the amount of $1,324,000.

Comparison of the Results of Operations for the Six Months Ended July 31, 2013 and 2012

The following schedule compares the results of our operations for the six months ended July 31, 2013 and 2012. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding quarter.

	2013		2012
Net revenues
Power industry services	$99,289,000	95.0%	$135,837,000	92.8%
Telecommunications infrastructure services	5,223,000	5.0%	10,472,000	7.2%

Net revenues	104,512,000	100.0%	146,309,000	100.0%

Cost of revenues **
Power industry services	66,050,000	66.5%	115,166,000	84.8%
Telecommunications infrastructure services	4,177,000	80.0%	8,163,000	78.0%

Cost of revenues	70,227,000	67.2%	123,329,000	84.3%

Gross profit	34,285,000	32.8%	22,980,000	15.7%
Selling, general and administrative expenses	5,044,000	4.8%	6,325,000	4.3%

Income from operations	29,241,000	28.0%	16,655,000	11.4%
Gains on the deconsolidation of variable interest entities	2,444,000	2.3%	—	—
Other income (expense), net	566,000	0.5%	(19,000)	*

Income from continuing operations before income taxes	32,251,000	30.8%	16,636,000	11.4%
Income tax expense	11,388,000	10.8%	6,108,000	4.2%

Income from continuing operations	$20,863,000	20.0%	$10,528,000	7.2%

Loss on discontinued operations	$—	—	$(285,000)	(0.2)%

Net income	$20,863,000	20.0%	$10,243,000	7.0%

*	Less than 0.1%.
**	Each percentage amount for cost of revenues represents the percentage of net revenues of the applicable segment.

Net Revenues

Power Industry Services

The net revenues of the power industry services business decreased by $36.5 million to $99.3 million for the six months ended July 31, 2013 compared with net revenues of $135.8 million for the corresponding period last year. The net revenues of this business represented approximately 95% of consolidated net revenues from continuing operations for the six months ended July 31, 2013, and approximately 93% of consolidated net revenues from continuing operations for the six months ended July 31, 2012. Last year, the net revenues of this business segment reflected the substantial amount of construction activity underway on the natural gas-fired peaking plant that was substantially completed in July 2013. The final construction and commissioning phase activities performed on this project during the current year have provided net revenues that were approximately $36 million less than the net revenues earned on this project during the six months ended July 31, 2012. Construction activities related to the peaking plant, the biomass plant and the solar energy field that are identified above provided combined net revenues representing approximately 96% of the net revenues of this business segment for the current six-month period.

Telecommunications Infrastructure Services

This business segment has experienced declines in net revenues from all major customers during the current year due primarily to a reduction in the number and size of new business opportunities. Most significantly, the decline in the business of the telecommunications infrastructure services segment for the current quarter that is described above contributed to the decrease in net revenues, from $10.5 million for the six months ended July 31, 2012 to $5.2 million for the six months ended July 31, 2013. The net revenues associated with the OMBN Project and the equipment procurement order declined by approximately $4.0 million during the current year compared with such net revenues earned during the six months ended July 31, 2012.

Cost of Revenues

Due primarily to the decrease in consolidated net revenues from continuing operations for the six months ended July 31, 2013 compared with consolidated net revenues for the six months ended July 31, 2012, the corresponding consolidated cost of revenues also decreased. These costs were $70.2 million and $123.3 million for the six months ended July 31, 2013 and 2012, respectively. However, the improvement of the gross profit percentage for the current period, compared with the gross profit percentage achieved in the corresponding period last year, was due substantially to favorable project performance in both quarters of the current year. Also, as described above, the profitability of our operations last year was adversely affected by the $1.6 million charge to cost of revenues recorded in July 2012 related to the Altra legal matter that is described in Note 12 to our condensed consolidated financial statements.

Selling, General and Administrative Expenses

These costs decreased by $1,281,000, or 20.2%, to approximately $5,044,000 for the six months ended July 31, 2013 from approximately $6,325,000 for the corresponding period of last year reflecting the favorable adjustment discussed above related to the Tampa Bay Nutraceutical Company litigation matter in the amount of $1,304,000. Also, expense for last year’s period included general and administrative costs of $387,000 incurred by the Moxie Project entities. The comparable current year amount related to costs incurred by the Moxie Project entities prior to their deconsolidation was only $90,000. Offsetting the effect of this reduction was a $191,000 increase in stock option expense for the current year and smaller increases in several other selling, general and administrative expense categories.

Income Tax Expense

For the six months ended July 31, 2013, we incurred income tax expense related to continuing operations of $11,388,000 reflecting the estimated annual effective income tax rate for continuing operations of 35.0%. Income tax expense for the six months ended July 31, 2013 also included the income tax effect of the TBN Reserve Reversal in the amount of $479,000. For the six months ended July 31, 2012, we incurred income tax expense of $6,108,000 related to continuing operations which reflected an estimated annual effective income tax rate of 36.3% which differed from the expected federal income tax rate of 35% due primarily to the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences, primarily the domestic manufacturing deduction.

Other Income

Other income for the six months ended July 31, 2013 in the amount of $566,000 included primarily interest income earned on the notes receivable from the Moxie Projects. Last year, the interest income related to these notes was eliminated in the consolidation of the Moxie Project variable interest entities with the financial statements of Argan and its other consolidated subsidiaries. The current year deconsolidation of Moxie Liberty during the first quarter and Moxie Patriot during the second quarter resulted in pre-tax gains for the six months ended July 31, 2013 in the total amount of $2,444,000.

Liquidity and Capital Resources as of July 31, 2013

Despite reporting income from continuing operations of approximately $20.9 million, the amount of cash and cash equivalents decreased by $22.2 million during the six months ended July 31, 2013 to a balance of $152.9 million as of July 31, 2013 compared with a balance of $175.1 million as of January 31, 2013. However, consolidated working capital increased during the current quarter by over $27 million to $116.0 million as of July 31, 2013 from approximately $88.6 million as of January 31, 2013. We have an available balance of $4.25 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”). During the current quarter, the expiration date of this arrangement was extended by the Bank to May 31, 2015.

Net cash in the amount of $19.4 million was used by the operating activities of continuing operations during the six months ended July 31, 2013. Primarily due to the completion of a large power plant construction project, the amount of billings in excess of costs and estimated earnings decreased by a net amount of $33.3 million during the current year. In addition, we reduced the balance of accounts payable and accrued liabilities by $15.3 million during the current year, including funds retained by us from amounts previously billed by subcontractors and suppliers to the peaking power plant project.

Partially offsetting the unfavorable effects of these uses of cash, accounts receivable declined during the six months ended July 31, 2013, due primarily to the receipt of previously billed amounts retained by the owner of the peaking power plant project, providing cash in the amount of $9.9 million. The net amount of non-cash adjustments to income from continuing operations represented a net use of cash of approximately $85,000 for the current period as the aggregate favorable cash flow effect of stock option compensation, deferred income taxes, depreciation and amortization was more than offset by the noncash gains on the deconsolidation of the Moxie Project variable interest entities in the aggregate amount of $2.4 million.

Net cash in the amount of $33.6 million was provided by the operating activities of continuing operations during the six months ended July 31, 2012. Income from continuing operations for the six months ended July 31, 2012 was $10.5 million. We also received payments on projects during the prior year due to the achievement of billing milestones, which resulted in a $12.3 million temporary increase in the net amount of billings in excess of costs and estimated earnings. The increase in spending on active construction projects resulted in an increase of $16.3 million in the balance of accounts payable and accrued expenses during the current year, a source of cash for the six months ended July 31, 2012. Amortization of the amounts of construction costs prepaid by GPS and the utilization of prepaid income taxes contributed to an overall decline in the balance of prepaid expenses and other assets during the prior year, representing a source of cash in the amount of $1.4 million for the six months ended July 31, 2012. The aggregate amount of non-cash adjustments to income from continuing operations represented a net source of cash of approximately $987,000 for the prior year, including compensation expense related to outstanding stock options, depreciation and amortization and deferred income tax expense of $568,000, $370,000 and $49,000, respectively.

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

During the six months ended July 31, 2013, we used net cash in making expenditures for property, plant and equipment in the amount of $851,000. The deconsolidation of the Moxie Project VIEs resulted in the elimination of their cash balances from our consolidated balance sheet in the amount of $399,000 during the current period. Loans to these entities during the current year and subsequent to their deconsolidation totaled $1.7 million. The amount of cash proceeds received from the exercise of stock options by employees during the current period was $149,000.

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

We have pledged the majority of the Company’s assets to secure our financing arrangement with the Bank, as amended. Its consent is required for acquisitions, divestitures, cash dividends and certain investments. During the current period, we did obtain the consent of the Bank to the formation of the joint venture described above. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies.

The arrangement also requires the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At July 31, 2013 and January 31, 2013, we were in compliance with each of these financial covenants; we had no senior debt outstanding at either date.

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

At July 31, 2013, most of the balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

We believe that cash on hand and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future without deterioration of working capital, including our providing final development phase funding to the Moxie Patriot project. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

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

The following table presents the determinations of EBITDA for continuing operations for the six months ended July 31, 2013 and 2012:

	2013	2012
Income from continuing operations, as reported	$20,863,000	$10,528,000
Interest expense	10,000	27,000
Income tax expense	11,388,000	6,108,000
Depreciation	265,000	249,000
Amortization of purchased intangible assets	121,000	121,000

EBITDA	$32,647,000	$17,033,000

As we believe that our net cash flow from continuing operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in continuing operating activities that are presented in our condensed consolidated statements of cash flows for the six months ended July 31, 2013 and 2012:

	2013	2012
EBITDA	$32,647,000	$17,033,000
Current income tax expense	(10,174,000)	(6,059,000)
Gains on the deconsolidation of Moxie Project VIEs	(2,444,000)	—
Stock option compensation expense	759,000	568,000
Interest expense	(10,000)	(27,000)
Decrease (increase) in accounts receivable	9,880,000	(6,012,000)
Changes related to the timing of scheduled billings	(32,544,000)	10,300,000
(Decrease) increase in accounts payable and accrued liabilities	(15,331,000)	16,337,000
(Increase) decrease in prepaid expenses and other assets	(2,194,000)	1,429,000

Net cash (used in) provided by continuing operations	$(19,411,000)	$33,569,000

Off-Balance Sheet Arrangements

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a project owner such as a government agency or a commercial enterprise. These teaming arrangements are generally dissolved upon completion of the project or program. In addition, as discussed above, we may obtain interests in VIEs formed by its owners for a specific purpose. During the current year and as discussed above, the third party investor for each Moxie Project became the primary beneficiary of the corresponding VIE. Accordingly, we removed the accounts of Moxie Liberty and Moxie Patriot from our condensed consolidated financial statements during the first and second quarters, respectively, of the current year.

We believe that our exposure to loss as a result of our variable interest relationships with the Moxie Projects is limited to the amount of our notes receivable from the Moxie Projects, plus accrued interest, which totaled $9,691,000 as of July 31, 2013 (approximately $5,128,000 was received by us in August 2013, see Note 16 to the accompanying condensed consolidated financial statements). GPI was authorized by the Company’s board of directors to extend loans to the Moxie Projects that could total up to $10 million, as currently contemplated by the development agreement, as amended and restated.

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

In the ordinary course of business, our customers may request that we obtain surety bonds in connection with construction contract performance obligations that are not required to be recorded in our consolidated balance sheets. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. If necessary, we may obtain standby letters of credit from the Bank in the ordinary course of business, not to exceed $10 million. We also have a line of credit committed by the Bank in the amount of $4.25 million for general purposes.

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of July 31, 2013, the total amount of outstanding surety bonds issued under such arrangements was approximately $2,178,000. We earned approximately $5,000 and $59,000 in related bonding fees during the three and six months ended July 31, 2013, respectively.

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting, and the reporting of legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for variable interest entities. A discussion of our critical accounting policies is included in Item 7 of Part II of our 2013 Annual Report. During the six-month period ended July 31, 2013, there have been no material changes in the way we apply the critical accounting policies described therein. However, based on the discussion below, we believe that our accounting for variable interest entities has become critical to the understanding of our consolidated financial statements.

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

For example, during the periods since Tampa Bay Nutraceutical Company filed suit against VLI, we accumulated a reserve for legal fees that were expected to be incurred in order to defend ourselves against the allegations through the conclusion of a trial. The amount of the reserve, approximately $1,304,000, was reversed in the three months ended July 31, 2013 in connection with the termination of this matter, and resulted in a favorable adjustment to selling, general and administrative expenses for this amount for the three and six months ended July 31, 2013.

Also, our determination of the amount of net revenues recorded as of July 31, 2013 for the peaking plant construction project reflected an estimate of the costs expected to be incurred in the completion of the project including amounts that the Company may pay in order to resolve the ACCO dispute described in Note 12 to our accompanying condensed consolidated financial statements. We do not believe that resolution of the matters discussed above will result in any additional loss with material negative effect on our consolidated operating results in a future reporting period. If new facts become known in the future indicating that it is probable that additional loss has been incurred by us and the amount of additional loss can be reasonably estimated by us, the impact of the additional loss will be reflected in the consolidated financial statements at that time. Alternatively, if the dispute with this subcontractor is resolved on terms favorable to us, future operating results may benefit from the reversal of any excess accrual for loss or legal fees.

Variable Interest Entities

Primarily due to the Moxie Projects not having sufficient equity investment to permit them to finance their activities without additional financial support, these entities were considered to be variable interest entities under current accounting guidance. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date.

Our updated evaluation reaffirmed that, despite not having an ownership interest in the Moxie Projects, GPI was the primary beneficiary of both VIEs as of January 31, 2013 due primarily to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects were not successful, the opportunity for GPI to receive development success fees and the intent of the parties for GPS to be awarded large EPC contracts for the construction of the two power plants. As a result, the accounts of both Moxie Project entities were included in our consolidated financial statements as of January 31, 2013.

As discussed in Note 2 to the accompanying condensed consolidated financial statements, events that occurred during the current year caused us to reconsider the primary beneficiary determination for the Moxie Projects. During the current year, we determined that we were no longer the primary beneficiary of either Moxie Project entity. As a result, the condensed consolidated financial statements as of July 31, 2013 excluded the assets, liabilities and operating results of both Moxie Liberty and Moxie Patriot. We also recognized gains totaling $2,444,000 in the six months ended July 31, 2013 in connection with the deconsolidation of these VIEs, representing reversals of the net losses incurred by the Moxie Projects prior to the deconsolidation. The deconsolidation of the Moxie Projects resulted in the inclusion in our condensed consolidated balance sheet as of July 31, 2013 of the notes receivable from the Moxie Projects and accrued interest in the total amount of $9,691,000, and the removal from our condensed consolidated balance sheet of capitalized project costs incurred by the Moxie Projects in the aggregate amount of $5,872,000. In addition, and consistent with this accounting, our condensed consolidated statements of operations for the three and six months ended July 31, 2013 included interest income earned on the notes receivable from the Moxie Projects subsequent to the deconsolidation of the Moxie Projects in the amounts of $407,000 and $569,000, respectively.

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

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of July 31, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Included in Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings as of July 31, 2013. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES (not applicable to us)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit No.	Title
Exhibit 10	Consent and Seventh Amendment to the Second Amended and Restated Financing and Security Agreement, dated May 23, 2013, with Bank of America, N.A.
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350.
Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350.
Exhibit 101.INS	XBRL Instance Document.
Exhibit 101.SCH	XBRL Schema Document.
Exhibit 101.CAL	XBRL Calculation Linkbase Document.
Exhibit 101.LAB	XBRL Labels Linkbase Document.
Exhibit 101.PRE	XBRL Presentation Linkbase Document.
Exhibit 101.DEF	XBRL Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

September 6, 2013	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer

September 6, 2013	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Senior Vice President, Chief Financial Officer and Secretary