Form 10-Q
period 2013-10-31
ARGAN INC
filed 2013-12-09
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2013

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

Common stock, $0.15 par value, 14,197,051 shares as of December 5, 2013.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

OCTOBER 31, 2013

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2013	January 31, 2013
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$206,350,000	$175,142,000
Accounts receivable, net of allowance for doubtful accounts	20,609,000	24,879,000
Notes receivable and accrued interest (Note 2)	5,435,000	—
Costs and estimated earnings in excess of billings	276,000	1,178,000
Deferred income tax assets	311,000	1,303,000
Prepaid expenses and other current assets	2,718,000	1,606,000

TOTAL CURRENT ASSETS	235,699,000	204,108,000
Property, plant and equipment, net ($5,309,000 in costs related to variable interest entities as of January 31, 2013, Note 2)	4,124,000	9,468,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	2,149,000	2,331,000
Deferred income tax and other assets	—	341,000

TOTAL ASSETS	$260,448,000	$234,724,000

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,978,000	$32,699,000
Dividends payable	10,640,000	—
Accrued expenses	9,592,000	9,488,000
Billings in excess of costs and estimated earnings	75,215,000	73,359,000

TOTAL CURRENT LIABILITIES	114,425,000	115,546,000
Deferred tax and other liabilities	208,000	10,000

TOTAL LIABILITIES	114,633,000	115,556,000

COMMITMENTS AND CONTINGENCIES (Note 13)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 14,200,284 and 13,977,560 shares issued at October 31 and January 31, 2013, respectively; 14,197,051 and 13,974,327 shares outstanding at October 31 and January 31, 2013, respectively	2,130,000	2,096,000
Additional paid-in capital	98,946,000	95,004,000
Retained earnings	44,171,000	23,850,000
Treasury stock, at cost – 3,233 shares at October 31 and January 31, 2013	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	145,214,000	120,917,000
Noncontrolling interests (Note 2)	601,000	(1,749,000)

TOTAL EQUITY	145,815,000	119,168,000

TOTAL LIABILITIES AND EQUITY	$260,448,000	$234,724,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net revenues
Power industry services	$61,103,000	$70,527,000	$160,392,000	$206,364,000
Telecommunications infrastructure services	2,349,000	3,959,000	7,572,000	14,430,000

Net revenues	63,452,000	74,486,000	167,964,000	220,794,000

Cost of revenues
Power industry services	38,012,000	58,173,000	104,062,000	173,339,000
Telecommunications infrastructure services	1,564,000	3,177,000	5,741,000	11,339,000

Cost of revenues	39,576,000	61,350,000	109,803,000	184,678,000

Gross profit	23,876,000	13,136,000	58,161,000	36,116,000
Selling, general and administrative expenses	3,545,000	3,780,000	8,589,000	10,105,000

Income from operations	20,331,000	9,356,000	49,572,000	26,011,000
Gains on the deconsolidation of variable interest entities	—	—	2,444,000	—
Other income (expense), net	261,000	(11,000)	827,000	(29,000)

Income from continuing operations before income taxes	20,592,000	9,345,000	52,843,000	25,982,000
Income tax expense	8,143,000	3,632,000	19,531,000	9,741,000

Income from continuing operations	12,449,000	5,713,000	33,312,000	16,241,000

Discontinued operations (Note 16)
Loss on discontinued operations before income taxes	—	—	—	(405,000)
Income tax benefit	—	—	—	120,000

Loss on discontinued operations	—	—	—	(285,000)

Net income	12,449,000	5,713,000	33,312,000	15,956,000
Income (loss) attributable to noncontrolling interests	521,000	(352,000)	2,351,000	(748,000)

Net income attributable to the stockholders of Argan	$11,928,000	$6,065,000	$30,961,000	$16,704,000

Earnings (loss) per share attributable to the stockholders of Argan:
Continuing operations (Note 12)
Basic	$0.85	$0.44	$2.21	$1.24

Diluted	$0.83	$0.43	$2.16	$1.21

Discontinued operations
Basic	$—	$—	$—	$(0.02)

Diluted	$—	$—	$—	$(0.02)

Net income
Basic	$0.85	$0.44	$2.21	$1.22

Diluted	$0.83	$0.43	$2.16	$1.19

Weighted average number of shares outstanding:
Basic	14,093,000	13,822,000	14,022,000	13,728,000

Diluted	14,365,000	14,106,000	14,302,000	14,075,000

Cash dividend declared per common share (Note 3)	$0.75	$0.60	$0.75	$0.60

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,312,000	$15,956,000
Removal of loss on discontinued operations	—	285,000

Income from continuing operations	33,312,000	16,241,000
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Gains on the deconsolidation of variable interest entities	(2,444,000)	—
Deferred income tax expense	1,482,000	406,000
Stock option compensation expense	1,152,000	906,000
Depreciation	407,000	385,000
Amortization of purchased intangibles	182,000	182,000
Changes in operating assets and liabilities:
Accounts receivable	4,372,000	(9,708,000)
Costs and estimated earnings in excess of billings	973,000	1,781,000
Prepaid expenses and other assets	(1,110,000)	2,618,000
Accounts payable and accrued expenses	(12,124,000)	15,872,000
Billings in excess of costs and estimated earnings	1,856,000	14,588,000

Net cash provided by continuing operating activities	28,058,000	43,271,000
Net cash used in discontinued operating activities	—	(78,000)

Net cash provided by operating activities	28,058,000	43,193,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment, net	(925,000)	(5,928,000)

Net cash used in investing activities	(925,000)	(5,928,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans to Moxie Projects	(2,326,000)	—
Repayment of loans made to Moxie Liberty	4,294,000	—
Deconsolidation of the cash of variable interest entities	(399,000)	—
Net proceeds from the exercise of stock options and conversion of warrants	2,506,000	2,267,000

Net cash provided by financing activities	4,075,000	2,267,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	31,208,000	39,532,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	175,142,000	156,524,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$206,350,000	$196,056,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$18,294,000	$6,519,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2013

(Unaudited)

NOTE 1—DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provide the substantial portion of consolidated net revenues, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. The combination of GPS and its consolidated joint ventures and variable interest entities (see Note 2) represents our power industry services business segment. Through SMC, the services of the telecommunications infrastructure services segment include project management, construction, installation and maintenance provided to commercial, local government and federal government customers primarily in the mid-Atlantic region.

Basis of Presentation

The consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which GPS is deemed to be the primary beneficiary (see Note 2). The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 14, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

The condensed consolidated balance sheet as of October 31, 2013, the condensed consolidated statements of operations for the three and nine months ended October 31, 2013 and 2012, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2013 and 2012 are unaudited. The condensed consolidated balance sheet as of January 31, 2013 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2013 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Net Revenues

The following schedule presents net revenues for the two categories of power industry services provided during the three and nine months ended October 31, 2013 and 2012. Core services represent primarily the ongoing activities conducted pursuant to engineering, construction and procurement contracts for energy plant project owners. The net revenues associated with project development services include additional amounts earned upon the success of activities performed by project developers including the closing of permanent financing.

	Three Months Ended October 31,		Nine Months Ended October 31,
Category of Service	2013	2012	2013	2012
Core services	$46,858,000	$70,527,000	$146,147,000	$206,364,000
Project development services	14,245,000	—	14,245,000	—

Net revenues	$61,103,000	$70,527,000	$160,392,000	$206,364,000

NOTE 2 – SPECIAL PURPOSE ENTITIES

The Moxie Project Variable Interest Entities

Moxie Energy, LLC (“Moxie”), a Delaware limited liability company, has sponsored the development of two natural gas-fired power plants. The strategy of Moxie is to build these power plants (the “Moxie Projects,” both of which were formed as wholly-owned limited liability companies of Moxie) in the Marcellus Shale region of Pennsylvania near the natural gas source, eliminating the need to transport natural gas via pipelines over long distances to supply the power production plants. The Moxie Project entities have been engaged in the lengthy process of planning, obtaining permits and arranging financing for the construction, ownership and operation of the power plants.

Under a development agreement with Moxie, as amended and restated, Gemma Power, Inc. (“GPI,” an affiliate included in the GPS group of companies and wholly owned by Argan) supported the development of these two projects with loans that were made in order to cover most of the costs of the development efforts. GPI was authorized by the Company’s board of directors to extend loans to the Moxie Projects that could total up to $10 million, as currently contemplated. Moxie supported the arrangement by providing GPI with a first priority lien and security interest in all of the assets of the Moxie Projects, limited recourse guarantees of all of the obligations of the projects, and first priority liens on its membership interests in the two projects. The admission of any additional investor that would change the control of Moxie or either of the Moxie Projects required the prior approval of GPI. Pursuant to the development agreement, Moxie provided GPI with the right to receive development success fees and granted GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts.

Primarily due to the Moxie Projects not having sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities were considered to be variable interest entities (“VIEs”). Despite not having an ownership interest in the Moxie Projects, GPI was the primary beneficiary of these VIEs due substantially to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects were not successful, the opportunity for GPI to receive development success fees and the intent of the parties for GPS to be awarded large contracts for the construction of the two power plants. Accordingly, the Company included the accounts of the Moxie Project VIEs in its consolidated financial statements for the year ended January 31, 2013.

The operating loss associated with the Moxie Projects (before corresponding income tax benefit) incurred prior to the deconsolidation of the entities described below, and therefore included in the consolidated results of operations for the nine months ended October 31, 2013, was $101,000. Operating losses associated with both Moxie Project entities (before corresponding income tax benefit) and included in the consolidated results of operations for the three and nine months ended October 31, 2012 were $369,000 and $783,000, respectively.

Moxie Liberty

In March 2013, Moxie reached an agreement for the purchase of its membership interest in one of the Moxie Projects, Moxie Liberty LLC (“Moxie Liberty”), by an affiliate of Panda Power Funds (“Panda”). The consummation of the purchase of Moxie Liberty was contingent upon Panda securing permanent financing for the project. In order to support the continuing progress of this project, Panda 1) provided collateral supporting Moxie Liberty’s securing the right to connect to the electricity grid, 2) made equipment deposit payments to the manufacturer of the natural gas-fired turbines, and 3) commenced payments to GPS under the corresponding engineering, procurement and construction contact after Moxie Liberty issued a limited notice-to-proceed.

The equipment deposit funding was provided by Panda under secured loans. The membership interest purchase agreement required Moxie Liberty to continue to conduct the remaining development activities. However, the rights of Moxie Liberty to conduct any activities that deviated from the development plan were subject to the approval of Panda.

Also in March 2013, GPI consented to Moxie Liberty’s secured lending arrangement with Panda and agreed to equal priority regarding claims (neither party had a priority of payment over or was subordinate to the other) and the method for sharing the proceeds of any debt payments made by Moxie Liberty. In addition, GPS and Moxie Liberty entered into an engineering, procurement and construction contract for the Liberty Generating Station (the “Liberty EPC Contract”).

In August 2013, Panda completed the purchase and permanent financing of Moxie Liberty, now named Panda Liberty LLC (“Panda Liberty”). In connection with the closing, GPI received cash from Panda Liberty in the approximate aggregate amount of $19,373,000 including the receipt of the development success fee related to the Panda Liberty project in the amount of $14,245,000 which has been included in the net revenues of the power industry services segment for the three and nine months ended October 31, 2013, and the repayment of notes receivable and accrued interest in the amount of $5,128,000. Also, GPS received a full notice-to-proceed with the engineering, procurement and construction efforts pursuant to the Liberty EPC Contract.

As GPI was not relieved of its responsibility to provide working capital funding for Moxie Liberty (the primary responsibility of GPI under the related development agreement) until the closing of its purchase by Panda, and as Moxie Liberty did not have the means to pay development success fees until the financial closing occurred, the Company did not consider the development success fee related to Moxie Liberty to be earned or realizable until GPI received the payment of the fee at the closing of the Panda purchase. The earnings process related to the development success fee for Moxie Liberty was completed on the closing date. Accordingly, GPI recognized the fee related to Moxie Liberty at that time.

Moxie Patriot

In May 2013, Moxie entered into an agreement with a third party investor for the purchase of Moxie’s membership interest in Moxie Patriot LLC (“Moxie Patriot”). In addition, GPI entered into a consent and inter-creditor agreement in connection with the design and construction of the related gas-fired power plant that is planned to be built in Lycoming County, Pennsylvania. The investor agreed to provide advances for certain preconstruction costs related to this project. The consummation of the purchase of Moxie Patriot is contingent upon the third party investor securing permanent financing for the project which is not expected to occur until late in the current fiscal year. Should the third party investor consummate the purchase of Moxie Patriot, GPS would design and build the plant under an engineering, procurement and construction contract. Also, GPI would receive a development success fee and repayment of the working capital advances plus accrued interest from the proceeds of the sale. To achieve consistency based on a similar set of circumstances, the Company does not intend to record the development success fee related to Moxie Patriot until it is received. On July 31, 2013, GPS and Moxie Patriot entered into an engineering, procurement and construction contract for the Patriot Generating Station (the “Patriot EPC Contract”), providing a limited notice-to-proceed and confirming the commitment of the investor to make preconstruction payments on behalf of Moxie Patriot in a manner similar to the preconstruction payments made for Moxie Liberty.

Deconsolidations of the Variable Interest Entities

During the nine months ended October 31, 2013, the power to direct the economic activities of the Moxie Projects that most affect their economic performance shifted with the completion of the agreements described above. GPI is no longer the primary beneficiary of either of the Moxie Project VIEs. Each project’s investor became the primary source of financial support for the pre-construction phase of the related project, providing significant financing in order to secure connection to the electricity grid and to pay for the natural gas-fired turbines, the most significant equipment components of the power plants. Through the Liberty and Patriot EPC Contracts, GPS has transitioned into its typical role of engineering, procurement and construction contractor where it is subject to the direction of the owners of the projects, and where the investor has made payments directly to GPS in order to cover certain costs incurred under the Liberty and Patriot EPC Contracts. Further, in a manner similar to Moxie Liberty, the identification of sources and structuring of the permanent financing for Moxie Patriot are activities being directed and completed primarily by the investor.

As a result, the Company ceased the consolidations of Moxie Liberty and Moxie Patriot in the first and second quarters of the current year, respectively. The elimination of the accounts of Moxie Liberty from the Company’s consolidated financial statements, including the accumulated net loss of this VIE, resulted in a pre-tax gain which was recorded in the first quarter in the amount of $1,120,000. The elimination of the accounts of Moxie Patriot from the Company’s consolidated financial statements, including the accumulated net loss of this VIE, resulted in a pre-tax gain which was recorded in the second quarter in the amount of $1,324,000.

The balance for GPI’s note receivable from Moxie Patriot and the corresponding accrued interest amount (totaling $4,498,000 and $937,000, respectively) was not eliminated in the consolidation accounting as of October 31, 2013. Accordingly, the total amount of $5,435,000, which approximates the Company’s amount of maximum exposure to loss related to Moxie Patriot as of October 31, 2013, was included in the accompanying condensed consolidated balance sheet. This balance, along with any development success fee, shall be paid to GPI upon the successful closing of the corresponding membership purchase agreement.

Construction Joint Ventures

During the current year, GPS assigned the Liberty and Patriot EPC Contracts to separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the Liberty and Patriot EPC Contracts. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under both the Liberty and Patriot EPC Contracts. GPS has no significant commitments under these arrangements beyond those related to the completion of the Liberty and Patriot EPC Contracts. The joint venture partners will dedicate resources that are necessary to complete the projects and will be reimbursed for their costs. GPS expects to perform most of the activities of both the Liberty and Patriot EPC Contracts.

The accounts of the joint ventures were included in the condensed consolidated financial statements for the three and nine months ended October 31, 2013. The amounts of the net revenues of the consolidated construction joint ventures for the three and nine month periods ended October 31, 2013 were $17,486,000 and $20,589,000, respectively. The amounts of income attributable to the noncontrolling interests of the joint venture partner for the three and nine months ended October 31, 2013 were $521,000 and $601,000, respectively.

NOTE 3—DECLARATION OF SPECIAL CASH DIVIDEND

In September 2013, the Company’s board of directors declared a special cash dividend of $0.75 per share of common stock, which was paid on November 7, 2013 to stockholders of record at the close of business on October 15, 2013. In September 2012, the Company’s Board of Directors declared a special cash dividend of $0.60 per share of common stock, which was paid on November 7, 2012 to stockholders of record on October 11, 2012.

NOTE 4—CASH AND CASH EQUIVALENTS

The Company holds cash on deposit at Bank of America in excess of federally insured limits. Management does not believe that the risk associated with keeping deposits in excess of federal deposit limits represents a material risk. The amount of cash and cash equivalents in the consolidated balance sheet as of October 31, 2013 included cash held within the consolidated joint venture entities that were formed during the current year. Such cash, which amounted to approximately $46.5 million as of October 31, 2013, will be used for activities of those construction joint ventures including future distributions to joint venture partners.

NOTE 5—ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at October 31, 2013 and January 31, 2013 were approximately $16.9 million and $20.2 million, respectively. Such retainage amounts represent funds withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the project owner. The lengths of retention periods may vary, but for material amounts outstanding as of October 31, 2013, the remaining periods range between fourteen and twenty-eight months.

The amounts of the allowance for doubtful accounts at October 31, 2013 and January 31, 2013 were approximately $5.6 million and $5.5 million, respectively. In fiscal year 2010, the balance of the accounts receivable from the owner of a partially completed construction project was written down to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, this remaining accounts receivable amount was fully reserved. The amounts of the provision for accounts receivable losses for the three and nine months ended October 31, 2013 and 2012 were not material.

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

Unapproved change orders, which represent contract variations for which the Company has project owner approval for scope changes but not for the price associated with the scope changes, are reflected in net revenues when it is probable that the applicable costs will be recovered through a change in the contract price. There were no significant unapproved change orders as of October 31, 2013.

The tables below set forth the aggregate amounts of costs incurred and earnings accrued on uncompleted contracts compared with the billings for those contracts through October 31, 2013 and January 31, 2013, and reconcile the net amounts of billings in excess of costs and estimated earnings to the corresponding amounts included in the condensed consolidated balance sheets at those dates.

	October 31,	January 31,
	2013	2013
Costs incurred on uncompleted contracts	$361,388,000	$259,390,000
Estimated accrued earnings	87,886,000	48,724,000

	449,274,000	308,114,000
Less—Billings to date	524,213,000	380,295,000

	$74,939,000	$72,181,000

Costs and estimated earnings in excess of billings	$276,000	$1,178,000
Billings in excess of costs and estimated earnings	75,215,000	73,359,000

	$74,939,000	$72,181,000

NOTE 7—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 2013 and January 31, 2013 consisted of the following:

	October 31, 2013	January 31, 2013
Land and improvements	$473,000	$471,000
Building and improvements	2,709,000	2,587,000
Furniture, machinery and equipment	3,427,000	3,060,000
Trucks and other vehicles	1,596,000	1,803,000
Construction project costs of variable interest entities	—	5,309,000

	8,205,000	13,230,000
Less – accumulated depreciation	4,081,000	3,762,000

Property, plant and equipment, net	$4,124,000	$9,468,000

In June 2012, GPS purchased an office building and the underlying land for $1,955,000 cash. The building is large enough to locate the staff of GPS in one facility, and the purchase eliminated the need for leased office space in Connecticut.

Depreciation expense amounts related to continuing operations for property, plant and equipment were approximately $142,000 and $136,000 for the three months ended October 31, 2013 and 2012, respectively, and were approximately $407,000 and $385,000 for the nine months ended October 31, 2013 and 2012, respectively. The costs of maintenance and repairs for continuing operations totaled $83,000 and $92,000 for the three months ended October 31, 2013 and 2012, respectively, and $204,000 and $263,000 for the nine months ended October 31, 2013 and 2012, respectively.

The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. Rent included in the selling, general and administrative expenses of continuing operations was $56,000 and $101,000 for the three months ended October 31, 2013 and 2012, respectively, and was $125,000 and $319,000 for the nine months ended October 31, 2013 and 2012, respectively. Rent incurred on construction projects and included in the costs of revenues of continuing operations was $866,000 and $1,465,000 for the three months ended October 31, 2013 and 2012, respectively, and was $2,665,000 and $5,719,000 for the nine months ended October 31, 2013 and 2012, respectively.

NOTE 8—OTHER INTANGIBLE ASSETS

The Company’s intangible assets, other than goodwill, consisted of the following amounts at October 31, 2013 and January 31, 2013:

		October 31, 2013			January 31,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	2013 Net Amount
Trade name—GPS	15 years	$3,643,000	$1,675,000	$1,968,000	$2,150,000
Trade name—SMC	Indefinite	181,000	—	181,000	181,000

Intangible assets, net		$3,824,000	$1,675,000	$2,149,000	$2,331,000

Amortization expense was $61,000 for each of the three month periods ended October 31, 2013 and 2012, and was $182,000 for each of the nine month periods ended October 31, 2013 and 2012.

NOTE 9—FINANCING ARRANGEMENTS

The Company maintains financing arrangements with Bank of America (the “Bank”). The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2015, with interest at LIBOR plus 2.25%. During the current year, available funds in the total amount of $1.35 million have been designated to cover letters of credit issued by the Bank in support of the project development activities of a potential power plant customer. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. There were no actual borrowings outstanding under the Bank financing arrangements as of October 31, 2013 or January 31, 2013.

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

The amended financing arrangements also contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. If the Company’s performance results in noncompliance with any of its financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, management would seek to modify the financing arrangements. However, there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of any outstanding senior debt. At October 31, 2013 and January 31, 2013, the Company was in compliance with the financial covenants of its amended financing arrangements. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements.

NOTE 10—STOCK-BASED COMPENSATION

In June 2013, the stockholders approved the amendment of the 2011 Stock Plan (the “Stock Plan”) in order to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 750,000 shares to a total of 1,250,000 shares. The Stock Plan, which will expire in July 2021, served to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, the Company’s Board of Directors may make awards under the Stock Plan to officers, directors and key employees.

Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, shall have a term no longer than ten years, and typically shall become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by the Company’s board of directors, typically one year from the date of award. At October 31, 2013, there were 1,537,500 remaining shares of the Company’s common stock reserved for issuance under the two plans, including approximately 603,500 shares of the Company’s common stock available for awards under the Stock Plan.

A summary of activity under the Option and Stock Plans for the nine months ended October 31, 2013 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Weighted Average Fair Value
Outstanding, January 31, 2013	926,224	$14.34	5.39	$5.93
Granted	228,000	$19.49
Exercised	(220,224)	$11.26

Outstanding, October 31, 2013	934,000	$16.32	6.30	$5.62

Exercisable, October 31, 2013	490,500	$14.03	4.65	$6.29

Exercisable, January 31, 2013	537,724	$12.16	4.46	$6.12

A summary of the change in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2013 is presented below:

	Shares	Weighted Average Fair Value
Nonvested, January 31, 2013	388,500	$5.67
Granted	228,000	$3.85
Vested	(173,000)	$5.29

Nonvested, October 31, 2013	443,500	$4.88

Compensation expense amounts related to stock options were $393,000 and $338,000 for the three months ended October 31, 2013 and 2012, respectively, and were $1,152,000 and $906,000 for the nine months ended October 31, 2013 and 2012, respectively. At October 31, 2013, there was $775,000 in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next eleven months. The total intrinsic values of the stock options exercised during the nine months ended October 31, 2013 and 2012 were approximately $1,933,000 and $1,015,000, respectively. At October 31, 2013, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise prices of such options by approximately $5,534,000 and $4,031,000, respectively.

The fair value of each stock option granted in the nine-month period ended October 31, 2013 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Nine Months Ended October 31, 2013
Dividend yield	3.59%
Expected volatility	32.87%
Risk-free interest rate	1.27%
Expected life in years	4.53

The Company also had outstanding warrants to purchase shares of the Company’s common stock, exercisable at a per share price of $7.75, that were issued in connection with the Company’s private placement in April 2003. Warrants covering 160,000 shares of the Company’s common stock were converted during the year ended January 31, 2013, including warrants converted to 156,000 shares in the nine months ended October 31, 2012. There were no remaining warrants outstanding as of January 31, 2013.

NOTE 11—INCOME TAXES

The Company’s income tax expense amounts related to continuing operations for the nine months ended October 31, 2013 and 2012 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 35% to the income from continuing operations before income taxes for the periods as shown in the table below.

	Nine Months Ended October 31,
	2013	2012
Computed expected income tax expense	$18,495,000	$9,093,000
State income taxes, net of federal tax benefit	1,918,000	1,073,000
Permanent differences, net	(1,280,000)	(648,000)
Other, net	398,000	223,000

	$19,531,000	$9,741,000

For the nine months ended October 31, 2013, the favorable tax effects of permanent differences related primarily to the domestic manufacturing deduction, the deconsolidation of the VIEs and the exclusion of the noncontrolling interests of the Company’s partner in the income of the joint ventures for income tax reporting purposes. For the nine months ended October 31, 2012, the favorable tax effects of permanent differences related primarily to the domestic manufacturing deduction. Other amounts reflected in the income tax provision for the nine months ended October 31, 2013 and 2012 included federal income tax return to provision adjustments of $199,000 and $116,000, respectively.

As of October 31, 2013 and January 31, 2013, the amount presented in the condensed consolidated balance sheet for accrued expenses included accrued income taxes of approximately $741,000 and $1,362,000, respectively. The Company’s condensed consolidated balance sheets as of October 31, 2013 and January 31, 2013 also included net deferred tax assets in the amounts of approximately $105,000 and $1,639,000, respectively, resulting from future deductible temporary differences. The Company’s ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

The Company is subject to income taxes in the United States of America and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2010. The Company is undergoing an audit of the income tax returns filed in Florida by Vitarich Laboratories, Inc. (“VLI,” see Note 16), a wholly owned subsidiary of Argan, for the tax years ended January 31, 2010, 2011 and 2012. The Company does not have reason to expect any material changes to its income tax liability resulting from the outcome of this audit and as a result has not accrued a liability at October 31, 2013.

NOTE 12—EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN

Basic earnings (loss) per share amounts were computed by dividing income (loss) by the weighted average number of shares of common stock that were outstanding during the applicable period.

Diluted earnings per share amounts for the three months ended October 31, 2013 and 2012 were computed by dividing the corresponding income amounts by the weighted average number of outstanding common shares for the applicable period plus 272,000 shares and 284,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended October 31, 2013 and 2012 excluded the effects of options to purchase approximately 147,000 and 121,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable period.

Diluted earnings per share amounts for the nine months ended October 31, 2013 and 2012 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 280,000 shares and 347,000 shares representing the total dilutive effects of outstanding stock options and warrants during the periods, respectively. The diluted weighted average number of shares outstanding for the nine months ended October 31, 2013 and 2012 excluded the anti-dilutive effects of options to purchase approximately 267,000 and 389,000 shares of common stock, respectively. The diluted loss per share for the nine months ended October 31, 2012 for discontinued operations was computed by dividing the loss amount by the weighted average number of outstanding common shares for the period. The effects of outstanding options and warrants to purchase shares of common stock were not reflected in the computation as the loss made these common stock equivalents anti-dilutive for the period.

The earnings per share amounts for continuing operations attributable to the stockholders of Argan for the three months ended October 31, 2013 and 2012 were based on the amounts of income from continuing operations, or $11,928,000 and $6,065,000, respectively. The earnings per share amounts for continuing operations attributable to the stockholders of Argan for the nine months ended October 31, 2013 and 2012 were based on the amounts of income from continuing operations, or $30,961,000 and $16,989,000, respectively. These amounts excluded the net income or loss attributable to noncontrolling interests.

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

ACCO Dispute

Gemma Power Systems California, Inc. (“GPS CA,” a wholly owned subsidiary of Argan) received certain claims for payment from ACCO Engineered Systems, Inc. (“ACCO”) under a subcontract with GPS CA on a California construction project (the “ACCO Subcontract”). GPS CA terminated the ACCO Subcontract for convenience in November 2012, and believed that the amount owed ACCO at the time of termination was approximately $663,000. In May 2013 and pursuant to the provisions of the ACCO Subcontract, GPS CA filed a demand for arbitration seeking a declaration as to the amount owed under the ACCO Subcontract. ACCO then served GPS CA with a claim in excess of $7.7 million and a lien and a stop payment notice. GPS CA bonded off the lien under California law.

In October 2013, the parties mediated their dispute resulting in a settlement wherein GPS CA agreed to make a payment to ACCO for an amount substantially less than the amount claimed, which has been charged to costs of revenues of the power industry services segment for the three and nine months ended October 31, 2013, in exchange for a release of all of ACCO’s claims in this matter.

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

In August 2012, the applicable parties executed settlement agreements that resulted in the dismissal of the claims against GPS and its surety company, with prejudice, and the assignment of DCR’s mechanics lien claim against the escrowed Altra Project sales proceeds to GPS. In connection with these settlements, GPS made cash payments to DCR in August 2012 that totaled $1,875,000. The payments were funded, in part, by a cash payment received during the year from Delta-T’s parent company in the amount of $275,000. The net amount of $1,600,000 was included as a charge to the cost of revenues of GPS in July 2012. Subsequent to the execution of the settlement agreements and the payments made by GPS, DCR’s former counsel filed notice of a charging lien, claiming that DCR is indebted to counsel in excess of $1.8 million in fees and costs. In addition, a subcontractor to DCR on the Altra Project filed a motion asking the court to set aside the dismissals or, in the alternative, to reconsider them. In October 2012, the court vacated the prior orders of dismissal and permitted DCR’s former counsel and former subcontractor to file complaints. A trial for the charging lien and subcontractor claims was held in April 2013. The court ordered the parties to submit post-trial briefs which were provided to the court in August 2013. The parties currently await the court’s verdict.

The Company intends to vigorously pursue the enforcement of the settlement agreements and the pursuit of the lien claims against the Altra Project assigned to GPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period. No additional provision for loss related to these matters was recorded in the consolidated statement of operations for the nine months ended October 31, 2013. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of additional loss can be reasonably estimated by GPS, the impacts of the change will be reflected in the consolidated financial statements at that time.

Tampa Bay Nutraceutical Company

On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“TBN”) filed a civil action in the Circuit Court of Florida for Collier County (the “Circuit Court”) against Vitarich Laboratories, Inc. (“VLI”, see Note 16). The causes of action related to an order for product issued by TBN to VLI in June 2007 and alleged (1) breach of contract; (2) fraudulent misrepresentation; and (3) various warranty breaches, among other allegations. TBN alleged compensatory damages in excess of $42 million.

Since 2011, the parties were engaged primarily in legal activity concerning TBN’s failure to provide proper discovery responses to VLI. In August 2012, the Circuit Court ordered TBN to pay to VLI, by September 17, 2012, a sanction award covering the costs and expenses incurred by VLI as a result of TBN’s repeated disobedience of court orders. As TBN failed to do so, the Circuit Court issued a judgment in favor of VLI, ordering that TBN’s pleadings in this matter be stricken and dismissing all of plaintiff’s claims with prejudice. However, in September 2012, TBN filed an appeal in the Florida’s Second District Court of Appeal (the “Appeal Court”) for reconsideration of the sanction award decision. In July 2013, the Appeal Court affirmed the Circuit Court’s decision. As a result, the judgment of the Circuit Court has now become final.

In connection with this matter, VLI had established a reserve in its financial statements for expected litigation costs in the amount of approximately $1,304,000. With the termination of this matter, VLI reversed the legal reserve in July 2013 which, accordingly, resulted in a favorable adjustment to selling, general and administrative expenses in the Company’s condensed consolidated financial statements for the nine months ended October 31, 2013.

NOTE 14—SEGMENT REPORTING

The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries – GPS and SMC, respectively.

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended October 31, 2013. The “Other” columns include the Company’s corporate and unallocated expenses.

Three Months Ended October 31, 2013	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$61,103,000	$2,349,000	$—	$63,452,000
Cost of revenues	38,012,000	1,564,000	—	39,576,000

Gross profit	23,091,000	785,000	—	23,876,000
Selling, general and administrative expenses	1,814,000	344,000	1,387,000	3,545,000

Income (loss) from operations	21,277,000	441,000	(1,387,000)	20,331,000
Other income (expense), net	260,000	—	1,000	261,000

Income (loss) from continuing operations before income taxes	$21,537,000	$441,000	$(1,386,000)	20,592,000

Income tax expense				8,143,000

Income from continuing operations				$12,449,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$96,000	$45,000	$1,000	$142,000

Property, plant and equipment additions	$69,000	$15,000	$—	$84,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$216,492,000	$2,381,000	$41,575,000	$260,448,000

For comparison, presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the three months ended October 31, 2012.

Three Months Ended October 31, 2012	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$70,527,000	$3,959,000	$—	$74,486,000
Cost of revenues	58,173,000	3,177,000	—	61,350,000

Gross profit	12,354,000	782,000	—	13,136,000
Selling, general and administrative expenses	2,042,000	452,000	1,286,000	3,780,000

Income (loss) from operations	10,312,000	330,000	(1,286,000)	9,356,000
Other income (expense), net	(12,000)	—	1,000	(11,000)

Income (loss) from continuing operations before income taxes	$10,300,000	$330,000	$(1,285,000)	9,345,000

Income tax expense				3,632,000

Income from continuing operations				$5,713,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$77,000	$58,000	$1,000	$136,000

Property, plant and equipment additions	$2,092,000	$47,000	$—	$2,139,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$198,531,000	$3,995,000	$52,459,000	$254,985,000

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the nine months ended October 31, 2013. The “Other” column includes the Company’s corporate and unallocated expenses.

Nine Months Ended October 31, 2013	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$160,392,000	$7,572,000	$—	$167,964,000
Cost of revenues	104,062,000	5,741,000	—	109,803,000

Gross profit	56,330,000	1,831,000	—	58,161,000
Selling, general and administrative expenses	5,254,000	991,000	2,344,000	8,589,000

Income (loss) from operations	51,076,000	840,000	(2,344,000)	49,572,000
Gains on the deconsolidation of VIEs	2,444,000	—	—	2,444,000
Other income (expense), net	825,000	—	2,000	827,000

Income (loss) from continuing operations before income taxes	$54,345,000	$840,000	$(2,342,000)	52,843,000

Income tax expense				19,531,000

Income from continuing operations				$33,312,000

Amortization of purchased intangibles	$182,000	$—	$—	$182,000

Depreciation	$268,000	$137,000	$2,000	$407,000

Property, plant and equipment additions	$880,000	$62,000	$—	$942,000

For comparison, presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the nine months ended October 31, 2012.

Nine Months Ended October 31, 2012	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Net revenues	$206,364,000	$14,430,000	$—	$220,794,000
Cost of revenues	173,339,000	11,339,000	—	184,678,000

Gross profit	33,025,000	3,091,000	—	36,116,000
Selling, general and administrative expenses	5,533,000	1,333,000	3,239,000	10,105,000

Income (loss) from operations	27,492,000	1,758,000	(3,239,000)	26,011,000
Other income (expense), net	(31,000)	—	2,000	(29,000)

Income (loss) from continuing operations before income taxes	$27,461,000	$1,758,000	$(3,237,000)	25,982,000

Income tax expense				9,741,000

Income from continuing operations				$16,241,000

Amortization of purchased intangibles	$182,000	$—	$—	$182,000

Depreciation	$205,000	$178,000	$2,000	$385,000

Property, plant and equipment additions	$5,707,000	$221,000	$—	$5,928,000

NOTE 15 – MAJOR CUSTOMERS

During the three and nine months ended October 31, 2013 and 2012, the majority of the Company’s net revenues from continuing operations related to engineering, procurement and construction services that were provided by GPS to the power industry. Net revenues from power industry services accounted for approximately 96% and 95% of consolidated net revenues from continuing operations for the three months ended October 31, 2013 and 2012, respectively, and approximately 95% and 93% of consolidated net revenues from continuing operations for the nine months ended October 31, 2013 and 2012, respectively.

The Company’s significant customer relationships for the current year included two power industry service customers which accounted for approximately 49% and 28%, respectively, of consolidated net revenues from continuing operations for the three months ended October 31, 2013. Three project-owner customers provided approximately 36%, 30% and 20%, respectively, of consolidated net revenues from continuing operations for the nine months ended October 31, 2013. The Company’s significant customer relationships last year included three power industry service customers which accounted for approximately 60%, 23% and 10%, respectively, of consolidated net revenues from continuing operations for the three months ended October 31, 2012. Two project-owner customers provided approximately 57% and 15%, respectively, of consolidated net revenues from continuing operations for the nine months ended October 31, 2012.

NOTE 16—DISPOSITION OF DISCONTINUED OPERATIONS

VLI, a wholly owned subsidiary that represented the Company’s nutritional products business segment, completed the sale of substantially all of its assets to an unrelated party in March 2011. The financial results of this business through April 30, 2012 were presented as discontinued operations in the accompanying condensed consolidated financial statements, which included primarily legal costs associated with this business. Such costs incurred subsequent to April 30, 2012 have been reflected in the operating results of continuing operations; costs were not material for the three or nine month periods ended October 31, 2013 and 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2013, and the results of their operations for the three and nine months ended October 31, 2013 and 2012, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 that was filed with the Securities and Exchange Commission on April 12, 2013 (the “2013 Annual Report”).

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

Business Description

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, municipalities, public institutions and private industry. The combination of GPS and its consolidated joint ventures and variable interest entities represents our power industry services business segment. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to local governments, the federal government, telecommunications and broadband service providers as well as electric utilities. Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At October 31, 2013, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company.

Overview

Due substantially to the recognition during the current quarter of the energy project development success fee related to Moxie Liberty in the amount of $14.2 million, our profitability increased significantly for the three months and nine months ended October 31, 2013 compared with the same periods of the prior year. For the three months ended October 31, 2013 (the third quarter of our fiscal year 2014), net income attributable to our stockholders was $11.9 million, or $0.83 per diluted share. We reported net income attributable to our stockholders of approximately $6.1 million, or $0.43 per diluted share, for the three months ended October 31, 2012. For the nine months ended October 31, 2013, net income attributable to our stockholders was approximately $31.0 million, or $2.16 per diluted share, compared with net income attributable to our stockholders of $16.7 million, or $1.19 per diluted share, for the nine months ended October 31, 2012.

In addition, our operating results for the nine months ended October 31, 2013 reflected the effects of favorable contract performance. The completion of the final phases of a gas-fired peaking power plant project located in Southern California ahead of schedule, including a successful commissioning process, resulted in an improvement in the profitability of this job which was recognized mostly in the second quarter of the current year. We also recorded pre-tax gains in the aggregate amount of $2.4 million during the nine months ended October 31, 2013 in connection with the deconsolidation of the variable interest entities as discussed below. Further, the favorable conclusion of a litigation matter enabled us to reverse the reserve established for anticipated legal costs during the second quarter of the current year which resulted in a reduction of selling, general and administrative expenses in the approximate amount of $1.3 million for nine month periods ended October 31, 2013.

Net cash provided by operating activities for the nine months ended October 31, 2013 was approximately $28.1 million, reflecting the income from continuing operations for the period of $33.3 million.

For the three months ended October 31, 2013, consolidated net revenues from continuing operations were $63.5 million which represented a decrease of $11.0 million from net revenues from continuing operations of $74.5 million for the third quarter last year. The net revenues of our operating segments, power industry services and telecommunications infrastructure services, declined in the current quarter by 13% and 41%, respectively, to $61.1 million and $2.4 million, respectively. The net revenues of these business segments for the third quarter last year were $70.5 million and $4.0 million, respectively.

For the nine months ended October 31, 2013, consolidated net revenues from continuing operations were $168.0 million which represented a decrease of $52.8 million from net revenues from continuing operations of $220.8 million for the comparable period last year. The net revenues of the operating segments, power industry services and telecommunications infrastructure services, declined in the current period by 22% and 48%, respectively, to $160.4 million and $7.6 million, respectively. The net revenues of these business segments for the nine months ended October 31, 2012 were $206.4 million and $14.4 million, respectively.

As the construction and commissioning phases of the power plant project in Southern California were completed during the current fiscal year, the net revenues associated with this project for the three and nine months ended October 31, 2013 declined, which represents the primary factor in the reduction of our consolidated net revenues for the periods. This construction project represented approximately 60% and 57% of our consolidated net revenues for the three and nine month periods ended October 31, 2012, respectively.

Moxie Energy Projects

Beginning in May 2011, Gemma Power, Inc. (“GPI,” an affiliate of GPS and wholly owned by Argan) supported the development of two power plant projects by Moxie Energy, LLC (“Moxie”) with funding for working capital. The two natural gas-fired power plants will be built in the Marcellus Shale natural gas region of Pennsylvania. The strategy of Moxie is to develop these power plants (the “Moxie Projects”) near the natural gas source and to provide electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipelines over long distances to supply the power generation plants. The Moxie Projects have been engaged for several years in the lengthy process of planning and obtaining permits and financing for the construction, ownership and operation of the power plants.

Under a development agreement with Moxie, as amended and restated, the support provided by GPI to the two projects primarily consisted of loans that were made in order to cover most of the costs of the development efforts. GPI was authorized by the Company’s board of directors to extend loans to the Moxie Project entities that could total up to $10 million, as currently contemplated by the agreement. Moxie supported the arrangement by providing GPI with a series of liens, security interests, guarantees and development fee preferences (see Note 2 to the accompanying condensed consolidated financial statements) which, together with the loans, provided us with substantial financial control over the Moxie Projects. Pursuant to the development agreement, Moxie provided GPI with the right to receive development success fees and granted GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts.

We concluded that the Moxie Projects were variable interest entities (“VIEs”). Despite not having an ownership interest in the Moxie Projects, GPI was the primary beneficiary of these VIEs due substantially to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects were not successful, the opportunity for GPI to receive development success fees and the intent of the parties for GPS to be awarded large contracts for the construction of the two power plants. Accordingly, the assets, liabilities and financial results of the Moxie Projects were included in our consolidated financial statements for the year ended January 31, 2013.

In March and May 2013, Moxie reached agreements for the purchase of its membership interests in the Moxie Projects, Moxie Liberty LLC (“Moxie Liberty”) and Moxie Patriot LLC (“Moxie Patriot”), respectively. In each case, the consummation of the purchase would be contingent upon the third party investor securing permanent financing for the project. In addition, the investor for each made several sizable commitments of cash in order to support the continuing progress of the projects. These included commitments 1) to provide collateral for the support of bids to connect to the electricity grid, 2) to make equipment deposit payments to the manufacturer of the natural gas-fired turbines, and 3) to commence payments to GPS under the limited notice-to-proceed with the corresponding engineering, procurement and construction contract.

The membership interest purchase agreements required the Moxie Projects to continue to conduct the remaining development activities. However, the rights of the Moxie Projects to conduct any activities that deviated from the development plans would be subject to the approval of the applicable investor. The equipment deposit funding was provided by the investors under secured loans. GPI consented to each secured lending arrangement and agreed to equal priority regarding claims (neither party having a priority of payment over or being subordinate to the other) and the method for sharing the proceeds of any debt payments made by either of the Moxie Projects.

In late April 2013, GPS and Moxie Liberty entered into an engineering, equipment procurement and construction contract for the Liberty Generating Station (the “Liberty Contract”). In July 2013, GPS and Moxie Patriot entered into a similar agreement for the construction of the Patriot Generating Station (the “Patriot Contract”) which confirmed that GPS was provided with a limited notice-to-proceed with the commencement of certain work covered by the Patriot Contract. The Liberty Contract and Patriot Contract are hereinafter referred to as the “EPC Contracts.”

During the nine months ended October 31, 2013, the power to direct the economic activities of the Moxie Projects that most affect their economic performance shifted with the execution of the recent agreements described above. GPI is no longer the primary beneficiary of these variable interest entities. For each project, the investor became the primary source of financial support for the pre-construction phase of each project, providing significant financing in order to secure connection to the electricity grid and to pay for the natural gas-fired turbines, the most significant equipment components of the power plants. Through the EPC Contracts, GPS transitioned into its typical role of engineering, procurement and construction contractor where it is subject to the direction of each project owner. With funding obtained from the investor in each case, the Moxie Projects began to make payments directly to GPS in order to cover certain costs to be incurred under the EPC Contracts. Further, in a manner similar to Moxie Liberty, the identification of sources and structuring of the permanent financing for Moxie Patriot are activities being directed and completed primarily by the investor.

As a result, we stopped including Moxie Liberty and Moxie Patriot in our condensed consolidated financial statements during the first and second quarters, respectively. The elimination of the accounts of the Moxie Projects from our condensed consolidated financial statements, including the accumulated net losses of the VIEs, resulted in gains for us which we recorded in the current year. For the first quarter of the current year, the deconsolidation of Moxie Liberty resulted in a pre-tax gain in the amount of $1,120,000. For the second quarter of the current year, the deconsolidation of Moxie Patriot resulted in a pre-tax gain in the amount of $1,324,000. The deconsolidation transactions also resulted in the elimination of capitalized project costs from our consolidated balance sheet in the amounts of $2,624,000 and $3,248,000, respectively, for Moxie Liberty and Moxie Patriot.

In August 2013, an affiliate of Panda Power Funds completed the purchase of and permanent financing for Moxie Liberty, now named Panda Liberty LLC (“Panda Liberty”). In connection with the closing, GPI received cash from Panda Liberty in the approximate aggregate amount of $19,373,000 including the receipt of a development success fee related to the Panda Liberty project in the amount of $14,245,000, which was included in the net revenues of the power industry services segment for the three and nine months ended October 31, 2013, and the repayment of notes receivable and accrued interest in the amount of $5,128,000. Also, GPS received a full notice-to-proceed with the engineering, procurement and construction efforts pursuant to the Liberty EPC Contract.

The balance of GPI’s note receivable from the Moxie Patriot, plus accrued interest, is included in our condensed consolidated balance sheet as of October 31, 2013 in the amount of $5,435,000, which approximates the amount of our maximum exposure to loss as of October 31, 2013. The amount owed to GPI will be paid upon the successful closing of the corresponding membership purchase agreement as well as any corresponding development success fee which would be recorded at the time of closing.

The addition of the contract values for the Liberty and Patriot Contracts raised our construction project backlog by $770 million during the current year. Our total backlog as of October 31, 2013 was $832 million compared with a backlog amount of $180 million as of January 31, 2013.

Construction Joint Ventures

During the second and third quarters of the current fiscal year, respectively, GPS assigned the Liberty Contract and the Patriot Contract to joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk associated with the projects. Our partner for both ventures is the same large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable. GPS has no significant commitments beyond those related to the completion of the EPC Contracts. The joint venture partners will dedicate resources to the project that are necessary to complete the project and will be reimbursed for their costs. GPS will perform most of the activities of the EPC Contracts.

The amounts of the net revenues of the consolidated construction joint ventures were approximately 27% and 12% of our consolidated net revenues for the three and nine month periods ended October 31, 2013, respectively. The amounts of income attributable to the noncontrolling interests of the joint venture partners for the three and nine months ended October 31, 2013 were $521,000 and $601,000, respectively.

Outlook

Although we are technically in the midst of an overall economic recovery, the progress is sluggish, particularly in the construction sectors. Recently published economic statistics for overall construction spending in the United States have been favorable. However, the year-over-year percentage increases in private, non-residential construction spending reported for the current year have moderated considerably, and the recent sequential monthly increases have been modest. Construction activity in the power sector in the current year remains approximately 10% of total construction spending. The power industry has not fully recovered from the recessionary decline in the demand for power in the United States. Electric power generation declined in 2012 for the second year in a row. Through September 2013, electric power generation has also declined compared with the comparable period of last year, by approximately 1%. As it will likely take at least several more years for the power consumption trend to reverse and to reach pre-recession 2007 peak levels again, certain existing power plants will continue to operate with spare capacity to produce electricity, tempering the need for the construction of new electricity-generating power plants.

For the first nine months of calendar year 2013, electricity generated by natural gas-fired power plants represented approximately 27.7% of total generation. In 2011, the natural gas-fired power generation represented approximately 24.5% of the total. This increase from 2011 occurred despite a current year decline in the actual amount of electricity generated from burning natural gas as prices for natural gas have risen this year. Additional announcements by electric utilities of the retirement of coal-fired and nuclear power plants have been made recently, citing the availability of cheap natural gas, increasingly stringent environmental regulations and the significant costs of refurbishment and relicensing.

However, the expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the latest recession. The federal government has not passed comprehensive energy legislation, including incentives or mandates for the retirement of existing coal-fired power plants and caps on the volume of carbon emissions. Although certain coal-fired power plants have been shut down and the demand for coal has been adversely affected by the inexpensive supply of natural gas in the United States, existing coal-fired plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-powered electricity as a key driver of economic growth. In fact, the amount of electricity generated by coal-fired power plants has increased by approximately 6.1% in the first nine months of the current year compared with the corresponding period of the prior year. In addition, simplified designs are making new nuclear plants easier and less expensive to build, to operate and to maintain. As a result, certain electric utilities, primarily in the South, have plans to construct and operate new nuclear power plants.

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

We believe that it is likely that the soft demand for power will continue to limit the number of new energy plant construction opportunities that we see through the end of our current fiscal year. In addition, we expect that the new opportunities which do arise will continue to result in fierce competition among bidders. The reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment in our construction sector.

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

Nevertheless, we continue to believe that the long-term prospects for energy plant construction are extremely favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing (“fracking”) have led to a boom in natural gas supply, driving prices to historic lows. There is evidence that the abundant availability of cheap, less carbon-intense, natural gas will continue to be a significant factor in the economic assessment of the future for coal-fired power plants. New carbon emission standards have also become a significant obstacle for any plans to build new coal-fired power plants. The coal industry fears that future regulations limiting carbon emissions may jeopardize the continuing operation of existing coal-fired power plants. The future of clean burning coal is also uncertain as the one significant plant being built by a large southern utility, once touted as the showcase technology for generating clean electricity from low-quality coal, has experienced soaring construction costs. On the other hand, the EPA has demonstrated restraint in the amount of regulation contained in its initial federal fracking rules despite the concerns voiced by certain state governments. We also expect continuing concerns about the safety, high cost and construction cost overrun risk of nuclear power plants. Finally, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Increasing demands for electricity, the ample supply of natural gas, and the expected retirement of old coal, nuclear and oil-powered energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. The future development of renewable and cleaner natural gas-fired power generation facilities should result in new power facility construction opportunities for us.

During this difficult time for the construction industry, particularly in our sector, and until the recovery for our sector of the construction industry becomes more robust, we have been focused on the effective and efficient completion of our current construction projects and the control of costs. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects. This approach may result in a lower volume of new business bookings until the demand for new power generation facilities and the other construction industry sectors recover fully. We will strive to conserve cash and to maintain an overall strong balance sheet. However, as we see future business opportunities that include an opportunity to make an investment in the ownership of a new project, at least during the development phase of the project, in order to assure the award of the related EPC contract, we may consider the pursuit of them. Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks. Our involvement with the development of the Moxie Projects reflected careful evaluation of the opportunities and risks. We structured the terms of our involvement in order to minimize the financial risks and to benefit substantially from the successful development of the projects.

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

In this economic environment, we are very pleased with the opportunity to design and construct the Liberty and Patriot Generating Stations. Assuming the consummation of the purchase of the Moxie Patriot project, in addition to the Moxie Liberty project as discussed above, our performance of efforts for these projects should provide a stable base of business activity for the next 2 1⁄2 to 3 1⁄2 years. However, the completion of the power plants currently under construction while we progress through the early construction phases of the Moxie Projects will likely result in annual net revenues for the remaining quarter of the current fiscal year ending January 31, 2014 that are below the levels for the prior year ended January 31, 2013. Nonetheless, our net income for the final quarter of the current year should reflect the favorable execution of current construction projects and the anticipated future recognition of the development success fee to be potentially earned upon the consummation of the purchase of Moxie Patriot.

Comparison of the Results of Operations for the Three Months Ended October 31, 2013 and 2012

The following schedule compares the results of our operations for the three months ended October 31, 2013 and 2012. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding quarter.

	2013		2012
Net revenues
Power industry services	$61,103,000	96.3%	$70,527,000	94.7%
Telecommunications infrastructure services	2,349,000	3.7%	3,959,000	5.3%

Net revenues	63,452,000	100.0%	74,486,000	100.0%

Cost of revenues **
Power industry services	38,012,000	62.2%	58,173,000	82.5%
Telecommunications infrastructure services	1,564,000	66.6%	3,177,000	80.2%

Cost of revenues	39,576,000	62.4%	61,350,000	82.4%

Gross profit	23,876,000	37.6%	13,136,000	17.6%
Selling, general and administrative expenses	3,545,000	5.6%	3,780,000	5.1%

Income from operations	20,331,000	32.0%	9,356,000	12.5%
Other income (expense), net	261,000	0.4%	(11,000)	*

Income from continuing operations before income taxes	20,592,000	32.4%	9,345,000	12.5%
Income tax expense	8,143,000	12.8%	3,632,000	4.8%

Income from continuing operations	$12,449,000	19.6%	$5,713,000	7.7%

Net income	$12,449,000	00.0%	$5,981,000	7.2%

*	Less than 0.1%.
**	Each percentage amount for cost of revenues represents the percentage of net revenues of the applicable segment.

Net Revenues

Power Industry Services

The net revenues of the power industry services business decreased by $9.4 million to $61.1 million for the three months ended October 31, 2013 compared with net revenues of $70.5 million for the third quarter last year. The net revenues of this business represented approximately 96% of consolidated net revenues from continuing operations for the three months ended October 31, 2013, and approximately 95% of consolidated net revenues from continuing operations for the three months ended October 31, 2012.

The operating results of this business for the current quarter reflected performance on primarily five construction projects, including completion of the large natural gas-fired peaking power plant, and ongoing construction activities for a biomass-fired power plant, a photovoltaic solar energy project and the Panda Liberty and Moxie Patriot projects. Net revenues recognized on the Liberty EPC Contract plus the development success fee earned on the sale of the project by Moxie Energy, in the approximate amount of $14.2 million, represented approximately 51% of the net revenues of the power industry services segment for the current quarter. Construction of the biomass power plant in eastern Texas and installation of a solar energy field located in Massachusetts were the second and third largest contributors of net revenues for this business segment during the current quarter.

Over 63% of this segment’s net revenues for last year’s third quarter related to the construction of the peaking power plant. In addition, the combined net revenues associated with two energy projects, one of which was completed last year, represented approximately 33% of this segment’s net revenues for the three months ended October 31, 2012.

Telecommunications Infrastructure Services

The net revenues of this business segment decreased by approximately 41% for the current quarter compared with the corresponding period last year. For the three months ended October 31, 2013, approximately 33% of SMC’s net revenues were derived from outside plant services provided for the One Maryland Broadband Network project (the “OMBN Project”). Our largest customer in this program is Howard County, Maryland, a key partner with the state representing a collaborative inter-government consortium of local Maryland governments that is deploying a state-wide, high-speed, fiber optic network.

However, deployment efforts are winding down in the current year. For the three months ended October 31, 2013, net revenues associated with this program declined by approximately 40% compared with the net revenues provided by this program during last year’s third quarter. SMC’s exposure to the state of Maryland under this program last year led to the award to us by the state of a large, fiber optic network equipment procurement order. Fulfillment of the deliveries under this arrangement was completed earlier this year. Deliveries of equipment under this order resulted in net revenues that represented approximately 14% of SMC’s business for last year’s third quarter.

Cost of Revenues

Due primarily to the decrease in consolidated net revenues from continuing operations for the three months ended October 31, 2013 compared with last year’s third quarter, the corresponding consolidated cost of revenues also declined. These costs were $39.6 million and $61.4 million for the three months ended October 31, 2013 and 2012, respectively. However, despite the reduction in net revenues between the quarters, the overall gross profit percentage achieved for the current quarter was greater than the gross profit percentage reported for the third quarter last year due substantially to the contribution represented by the development success fee.

Selling, General and Administrative Expenses

These costs decreased by $235,000, or 6.2%, to approximately $3,545,000 for the current quarter from approximately $3,780,000 for the third quarter last year. Because we discontinued the consolidation of the Moxie Project variable interest entities during the current year, there were no general and administrative expenses related to these entities included in the consolidated amount for the current quarter. Last year, we included approximately $352,000 of such expenses in consolidated selling, general and administrative expenses for the three months ended October 31, 2012 due to the consolidation of the Moxie Projects. This reduction was partially offset by an increase in cash bonus expense in the amount of $138,000 for the current quarter.

Income Tax Expense

For the three months ended October 31, 2013, we incurred income tax expense related to continuing operations of $8,143,000 based on an estimated annual effective income tax rate for continuing operations of 36.7% which reflects the unfavorable effects of state income taxes and other adjustments partially offset by the favorable effects of permanent differences. The anticipated permanent differences for the current year include the domestic manufacturing deduction, the deconsolidation of the VIEs and the exclusion of the noncontrolling interests in the earnings of the construction joint ventures for income tax reporting purposes. For the three months ended October 31, 2012, we incurred income tax expense related to continuing operations of $3,632,000 reflecting an estimated annual effective income tax rate for continuing operations of 37.3% which differed from the expected federal income tax rate of 35% due primarily to the unfavorable effects of state income taxes and other adjustments partially offset by the favorable effect of permanent differences. Other amounts reflected in the income tax provision for the nine months ended October 31, 2013 and 2012 included unfavorable federal income tax return to provision adjustments of $199,000 and $116,000, respectively.

Other Income

Other income for the current quarter in the amount of $261,000 included primarily interest income earned on the notes receivable from Moxie Patriot. Last year, the interest income related to these notes was eliminated in the consolidation of the Moxie Project variable interest entities with the financial statements of Argan and its other consolidated subsidiaries.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2013 and 2012

The following schedule compares the results of our operations for the nine months ended October 31, 2013 and 2012. Except where noted, the percentage amounts represent the percentage of net revenues from continuing operations for the corresponding quarter.

	2013		2012
Net revenues
Power industry services	$160,392,000	95.5%	$206,364,000	93.4%
Telecommunications infrastructure services	7,572,000	4.5%	14,430,000	6.6%

Net revenues	167,964,000	100.0%	220,794,000	100.0%

Cost of revenues **
Power industry services	104,062,000	64.9%	173,339,000	84.0%
Telecommunications infrastructure services	5,741,000	75.8%	11,339,000	78.6%

Cost of revenues	109,803,000	65.4%	184,678,000	83.6%

Gross profit	58,161,000	34.6%	36,116,000	16.4%
Selling, general and administrative expenses	8,589,000	5.1%	10,105,000	4.6%

Income from operations	49,572,000	29.5%	26,011,000	11.8%
Gains on the deconsolidation of variable interest entities	2,444,000	1.4%	—	—
Other income (expense), net	827,000	0.5%	(29,000)	*

Income from continuing operations before income taxes	52,843,000	31.4%	25,982,000	11.7%
Income tax expense	19,531,000	11.6%	9,741,000	4.4%

Income from continuing operations	$33,312,000	19.8%	$16,241,000	7.3%

Loss on discontinued operations	$—	—	$(285,000)	(0.1)%

Net income	$33,312,000	19.8%	$15,956,000	7.2%

*	Less than 0.1%.
**	Each percentage amount for cost of revenues represents the percentage of net revenues of the applicable segment.

Net Revenues

Power Industry Services

The net revenues of the power industry services business decreased by $46.0 million to $160.4 million for the nine months ended October 31, 2013 compared with net revenues of $206.4 million for the corresponding period last year. The net revenues of this business represented 95% of consolidated net revenues from continuing operations for the nine months ended October 31, 2013, and 93% of consolidated net revenues from continuing operations for the nine months ended October 31, 2012. Last year, the net revenues of this business segment reflected the substantial amount of construction activity underway on the natural gas-fired peaking plant that was completed in the second quarter. The final construction and commissioning phase activities performed on this project during the current year have provided net revenues that were approximately $75 million less than the net revenues earned on this project during the nine months ended October 31, 2012, or approximately 32% of this segment’s net revenues for the current year. Construction activities related to the biomass plant and the solar energy field that are identified above provided combined net revenues representing approximately 45% of the net revenues of this business segment for the current nine-month period. In addition, net revenues recognized on the Liberty EPC Contract plus the development success fee earned on the sale of the project by Moxie Energy represented approximately 21% of the net revenues of the power industry services segment for the nine months ended October 31, 2013.

Telecommunications Infrastructure Services

This business segment has experienced declines in net revenues from all major customers during the current year due primarily to a reduction in the number and size of new business opportunities. Most significantly, the decline in the business of the telecommunications infrastructure services segment for the current quarter that is described above contributed to the decrease in net revenues, from $14.4 million for the nine months ended October 31, 2012 to $7.6 million for the nine months ended October 31, 2013. The net revenues associated with the OMBN Project and the equipment procurement order declined by approximately $5.0 million during the current year compared with such net revenues earned during the nine months ended October 31, 2012.

Cost of Revenues

Due primarily to the decrease in consolidated net revenues from continuing operations for the nine months ended October 31, 2013 compared with consolidated net revenues for the nine months ended October 31, 2012, the corresponding consolidated cost of revenues also decreased. These costs were $109.8 million and $184.7 million for the nine months ended October 31, 2013 and 2012, respectively. However, the improvement of the gross profit percentage for the current period, compared with the gross profit percentage achieved in the corresponding period last year, was due substantially to favorable project performance in the current year and the contribution represented by the development success fee. In addition, the profitability of our operations last year was adversely affected by the $1.6 million charge to cost of revenues recorded in October 2012 related to the Altra legal matter that is described in Note 13 to our condensed consolidated financial statements.

Selling, General and Administrative Expenses

These costs were $8,589,000 and $10,105,000 for the nine months ended October 31, 2013 and 2012, respectively. The favorable conclusion of the Tampa Bay Nutraceutical Company litigation matter that is also described in Note 13 to our condensed consolidated financial statements enabled us to reverse the reserve established for anticipated legal costs which resulted in a reduction of selling, general and administrative expenses for the nine months ended October 31, 2013 in the approximate amount of $1,304,000. In addition, last year we included approximately $649,000 of general and administrative expenses incurred by the Moxie Projects in our consolidated selling, general and administrative expenses for the nine months ended October 31, 2012. These favorable effects were partially offset by an increase in compensation expense related to outstanding options to purchase our common stock in the amount of $246,000.

Income Tax Expense

For the nine months ended October 31, 2013, we incurred income tax expense related to continuing operations of $19,531,000 reflecting the estimated annual effective income tax rate for continuing operations of 36.7% which differs from the expected federal income tax rate of 35% due to the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences, primarily the domestic manufacturing deduction, the deconsolidation of the VIEs and the exclusion from income of the noncontrolling interests in the income of the joint ventures for income tax reporting purposes. For the nine months ended October 31, 2012, we incurred income tax expense related to continuing operations of $9,741,000 reflecting an estimated annual effective income tax rate for continuing operations of 37.3% which differed from the expected federal income tax rate of 35% due primarily to the estimated effects of state income taxes and other unfavorable income tax adjustments partially offset by the favorable effect of permanent differences. Other amounts reflected in the income tax provision for the nine months ended October 31, 2013 and 2012 included federal income tax return to provision adjustments of $199,000 and $116,000, respectively.

Other Income

The current year deconsolidation of Moxie Liberty during the first quarter and Moxie Patriot during the second quarter resulted in pre-tax gains for the nine months ended October 31, 2013 in the aggregate amount of $2,444,000. Other income for the nine months ended October 31, 2013 also included interest income earned on the notes receivable from the Moxie Projects in the amount of $827,000 (net of $10,000 in interest expense). Last year, the interest income related to these notes was eliminated in the consolidation of the Moxie Project variable interest entities with the financial statements of Argan and our other consolidated subsidiaries.

Liquidity and Capital Resources as of October 31, 2013

The amount of cash and cash equivalents increased by $31.2 million during the first nine months of the current fiscal year to a balance of $206.3 million as of October 31, 2013 compared with a balance of $175.1 million as of January 31, 2013. In addition, consolidated working capital increased during the current year by approximately $32.7 million to $121.3 million as of October 31, 2013 from approximately $88.6 million as of January 31, 2013. We have an available balance of $2.9 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”), reduced during the current year by $1.35 million to cover letters of credit issued by the Bank in support of the project development activities of a potential power plant customer. During the current year, the expiration date of this arrangement was extended by the Bank to May 31, 2015. Last year, the amount of cash and cash equivalents also increased during the first nine months by $39.5 million.

Net cash in the amount of $28,058,000 was provided by the operating activities of continuing operations during the nine months ended October 31, 2013. The amount of income from continuing operations for the nine months ended October 31, 2013 was $33,312,000. However, primarily due to the completion of the large peaking power plant construction project, the balance of accounts payable and accrued liabilities declined by $12,124,000 during the current year, which represented a use of cash. Payments included funds retained by us from amounts previously billed by subcontractors and suppliers to this project. The expected reduction in the amount of billings in excess of costs and estimated earnings on this job during the current year was more than offset by the temporary increase in such amounts related to other projects, including the Panda Liberty project and the biomass plant, resulting in a net increase to cash and cash equivalents in the amount of $1,856,000. The collection of retentions on completed projects and the current year change in the mix of ongoing construction projects resulted in a reduction to accounts receivable in the amount of $4,372,000 which represented a source of cash. The net amount of non-cash adjustments to income from continuing operations represented a source of cash of approximately $779,000 for the current period as the aggregate favorable cash flow effect of stock option compensation, deferred income taxes, depreciation and amortization was partially offset by the noncash gains on the deconsolidation of the Moxie Project variable interest entities in the aggregate amount of $2,444,000.

During the nine months ended October 31, 2013, we used net cash in making expenditures for property, plant and equipment in the amount of $925,000. The deconsolidation of the Moxie Project VIEs resulted in the elimination of their cash balances from our consolidated balance sheet in the amount of $399,000 during the current year. Loans to these entities during the current year and subsequent to their deconsolidation totaled $2,326,000. Upon the sale of Moxie Liberty to Panda in August 2013, we received repayment of notes receivable in the amount of $4,294,000. The amount of cash proceeds received from the exercise of stock options by employees during the nine months ended October 31, 2013 was $2,506,000.

Net cash in the amount of $43,271,000 was provided by the operating activities of continuing operations during the nine months ended October 31, 2012. Income from continuing operations for the nine months ended October 31, 2012 was $16,241,000. We also received payments on projects last year due to the achievement of billing milestones, which resulted in the temporary increase in the net amount of billings in excess of costs and estimated earnings in the amount of $14,588,000. The increase in construction efforts on projects that were active at the time resulted in an increase of $15,872,000 in the balance of accounts payable and accrued expenses last year, a source of cash for the nine months ended October 31, 2012, and an increase in the balance of accounts receivable in the amount of $9,708,000, a use of cash during the nine months ended October 31, 2012. However, the balance of costs and estimated earnings in excess of billings declined during the nine months ended October 31, 2012, providing cash in the amount of $1,781,000. The aggregate amount of non-cash adjustments to income from continuing operations represented a net source of cash of approximately $1,879,000 last year, including compensation expense related to outstanding stock options, depreciation and amortization and deferred income tax expense of $906,000, $567,000 and $406,000, respectively. Net cash of $78,000 was used by the operating activities of discontinued operations during the nine months ended October 31, 2012, representing primarily the payment of legal bills by VLI.

During the nine months ended October 31, 2012, we used net cash in the amount of $5,928,000 for property and equipment, including $1,955,000 expended by GPS for the purchase of an office property including a building large enough to combine the staff of GPS into one facility, and to eliminate the need for multiple leased offices in Connecticut, and $3,259,000 used by the Moxie Project entities. During the nine months ended October 31, 2012, we received net cash proceeds in the amount of $2,267,000 from the conversion of warrants and the exercise of stock options.

We have pledged the majority of the Company’s assets to secure our financing arrangement with the Bank, as amended. Its consent is required for acquisitions, divestitures, cash dividends and certain investments. During the current year, we did obtain the consent of the Bank to the formation of the joint ventures described above. The amended financing arrangement contains an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies.

The arrangement also requires the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At October 31, 2013 and January 31, 2013, we were in compliance with each of these financial covenants; we had no senior debt outstanding at either date.

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

At October 31, 2013, most of the balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

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

The following table presents the determinations of EBITDA for continuing operations for the nine months ended October 31, 2013 and 2012:

	2013	2012
Income from continuing operations, as reported	$33,312,000	$16,241,000
Interest expense	10,000	44,000
Income tax expense	19,531,000	9,741,000
Depreciation	407,000	385,000
Amortization of purchased intangible assets	182,000	182,000

EBITDA	$53,442,000	$26,593,000

As we believe that our net cash flow from continuing operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in continuing operating activities that are presented in our condensed consolidated statements of cash flows for the nine months ended October 31, 2013 and 2012:

	2013	2012
EBITDA	$53,442,000	$26,593,000
Current income tax expense	(18,049,000)	(9,335,000)
Gains on the deconsolidation of Moxie Project VIEs	(2,444,000)	—
Stock option compensation expense	1,152,000	906,000
Interest expense	(10,000)	(44,000)
Decrease (increase) in accounts receivable	4,372,000	(9,708,000)
Changes related to the timing of scheduled billings	2,829,000	16,369,000
(Decrease) increase in accounts payable and accrued liabilities	(12,124,000)	15,872,000
(Increase) decrease in prepaid expenses and other assets	(1,110,000)	2,618,000

Net cash provided by continuing operations	$28,058,000	$43,271,000

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

We believe that our exposure to loss as a result of our variable interest relationships with the Moxie Projects is limited to the amount of our notes receivable from Moxie Patriot, plus accrued interest, which totaled $5,435,000 as of October 31, 2013. GPI was authorized by the Company’s board of directors to extend loans to the Moxie Projects that could total up to $10 million, as currently contemplated by the development agreement, as amended and restated.

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

In the ordinary course of business, our customers may request that we obtain surety bonds in connection with construction contract performance obligations that are not required to be recorded in our consolidated balance sheets. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. If necessary, we may request the Bank to issue standby letters of credit for our benefit in the ordinary course of business, not to exceed $10 million.

We also have a line of credit committed by the Bank in the amount of $4.25 million for general purposes. During the current year approximately $1.35 million of the available funds have been designated to cover letters of credit issued by the Bank in support of the project development activities of a potential power plant customer.

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of October 31, 2013, the total amount of outstanding surety bonds issued under such arrangements was approximately $13,781,000.

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting, and the reporting of legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for variable interest entities. A discussion of our critical accounting policies is included in Item 7 of Part II of our 2013 Annual Report. During the nine-month period ended October 31, 2013, there have been no material changes in the way we apply the critical accounting policies described therein. However, we believe that our accounting for variable interest entities has become critical to the understanding of our consolidated financial statements. In addition, our accounting for net revenues associated with project development services provided by the power industry services segment was significant to the financial results reported for the three and nine months ended October 31, 2013.

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

For example, during the periods since Tampa Bay Nutraceutical Company filed suit against VLI, we accumulated a reserve for legal fees that were expected to be incurred in order to defend ourselves against the allegations through the conclusion of a trial. The amount of the reserve was reversed in the second quarter of the current year in connection with the termination of this matter resulting in a favorable adjustment in the amount of $1,304,000 which was reflected in selling, general and administrative expenses for the nine months ended October 31, 2013.

Variable Interest Entities

Primarily due to the Moxie Projects not having sufficient equity investment to permit them to finance their activities without additional financial support, these entities were considered to be variable interest entities. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date.

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

As discussed in Note 2 to the accompanying condensed consolidated financial statements, due to events that occurred during the current year, we determined that we were no longer the primary beneficiary of either Moxie Project entity. As a result, the condensed consolidated financial statements as of October 31, 2013 excluded the assets, liabilities and operating results of both Moxie Liberty and Moxie Patriot. We also recognized gains totaling $2,444,000 in the nine months ended October 31, 2013 in connection with the deconsolidation of these VIEs, representing reversals of the net losses incurred by the Moxie Projects prior to the deconsolidation. The deconsolidation of the Moxie Projects resulted in the inclusion in our condensed consolidated balance sheet as of October 31, 2013 of the notes receivable from Moxie Patriot and accrued interest in the total amount of $5,435,000, and the removal from our condensed consolidated balance sheet of capitalized project costs incurred by the Moxie Projects in the aggregate amount of $5,872,000. In addition, and consistent with this accounting, our condensed consolidated statements of operations for the three and nine months ended October 31, 2013 included interest income earned on the notes receivable from the Moxie Projects subsequent to the deconsolidation of the Moxie Projects in the amounts of $261,000 and $837,000, respectively.

Net Revenues

In addition to net revenues recorded during the current periods related to the core services provided by the power industry services segment, we recognized net revenue associated with project development services provided by us to Moxie Liberty in the amount of $14,245,000 during the current quarter as presented and described in Notes 1 and 2 to the accompanying condensed consolidated financial statements.

As we were not relieved of our responsibility to provide working capital funding for Moxie Liberty (our primary responsibility under the related development agreement) until the closing of its purchase by Panda, and as Moxie Liberty did not have the means to pay development success fees until the financial closing occurred, we did not consider the development success fee related to Moxie Liberty to be earned or realizable until we received the payment of the fee at the closing of the Panda purchase. We believe that the earnings process related to the development success fee for Moxie Liberty was completed on the closing date which occurred in August 2013. Accordingly, we recognized the fee related to Moxie Liberty at that time. To achieve consistency based on a similar set of circumstances, we do not intend to record the development success fee related to Moxie Patriot until it is received.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of October 31, 2013. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended October 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Included in Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings as of October 31, 2013. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in a period of weak recovery from a significant economic recession and major disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation, our dependence upon key managers and employees and our ability to retain them, potential fluctuations in quarterly operating results and a series of risks associated with the operating and business development activities of the power industry services business, among other risks.

Our participation in the construction joint ventures discussed in Note 2 to the accompanying condensed consolidated financial statements may expose us to liability for failures by our partner. We have entered into these joint venture arrangements in order to reduce our bonding risk with respect to such projects primarily. We and our joint venture partner are jointly and severally liable for all liabilities and obligations of our joint ventures. If our joint venture partner fails to perform or is financially unable to bear its portion of joint venture obligations, we could be required to make additional investments, provide additional services or pay more than our proportionate share of a liability to make up for our partner’s shortfall, thereby reducing our profit on the projector or result in a loss.

Before investing in our securities, please consider these and other risks more fully described in our Annual Report on Form 10-K for the year ended January 31, 2013. There have been no material revisions to the risk factors that are described therein other than the matter described in the preceding paragraph. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ARGAN, INC.

December 9, 2013	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer

December 9, 2013	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Senior Vice President, Chief Financial Officer and Secretary