Form 10-K
period 2014-01-31
ARGAN INC
filed 2014-04-15
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $135,319,000 on July 31, 2013 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE MKT stock exchange as reported for that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 10, 2014: 14,329,401 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on June 24, 2014 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES

2014 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

Argan, Inc. (“Argan”) conducts operations through its wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”), which together are referred to as the “Company,” “we,” “us,” or “our”. Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a variety of customers including public utilities, independent power project owners, municipalities, public institutions and private industry. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to the federal government, local governments, telecommunications and broadband service providers as well as electric utilities.

During the year ended January 31, 2014, we formed two joint ventures in order to perform the construction of a pair of gas-fired power plants as discussed below. We also determined that GPS was the primary beneficiary of the two variable interest entities (the “VIEs”) that were formed during the year ended January 31, 2012 for the purpose of developing these projects. During the year ended January 31, 2014, the VIEs were deconsolidated. GPS, including the consolidated joint ventures and consolidated variable interest entities, represents our power industry services business segment. The revenues of GPS represented approximately 96% of our consolidated revenues for the fiscal year ended January 31, 2014. SMC represents our telecommunications infrastructure services business segment. Financial information about our business segments is included in Note 16 to the accompanying consolidated financial statements.

Holding Company Structure

Argan was organized as a Delaware corporation in May 1961. We intend to make additional acquisitions and/or investments by identifying companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cash flows for us and value for our stockholders. Argan is a holding company with no operations other than its continuing investments in GPS and SMC. At January 31, 2014, there were no restrictions with respect to inter-company payments to Argan by GPS or SMC.

Power Industry Services

GPS is a full service engineering, procurement and construction (“EPC”) contractor with the proven ability of designing, building and commissioning large-scale energy projects. The extensive design, construction, start-up and operating experience of our power industry services business has grown with the completion of projects for more than 75 facilities representing over 10,000 megawatts (“MW”) of power-generating capacity. Power projects have included base-load combined-cycle facilities, simple-cycle peaking plants and boiler plant construction and renovation efforts. We have also broadened our experience into the renewable energy industry by providing EPC contracting services to the owners of alternative energy facilities, including biomass plants, wind farms and solar fields. Typically, the scope of work for GPS includes complete plant design and construction from site development through electrical interconnection and plant testing. The durations of our construction projects may extend to three years. The revenues of our power industry services business segment were approximately $219 million for the fiscal year ended January 31, 2014, or approximately 96% of our consolidated revenues for the year.

During the past three years, we completed the construction of seven significant energy projects including an 800 MW simple-cycle quick start peaking power plant located near Desert Hot Springs, California encompassing the delivery and installation of eight gas turbines (the “Sentinel Project”); a 640 MW natural gas-fired combined-cycle power plant in Northern California (the “Colusa Project”) including a pair of combustion turbines and heat recovery steam generators; a 200 MW electricity peaking plant in Connecticut including four gas-fired turbine units; wind-energy farms in the states of Illinois and Pennsylvania including the installation of a total of approximately one-hundred fifteen wind turbines with a total power rating of approximately 230 MW; and two large solar energy fields including the installation of over 40,000 ground-mounted photovoltaic panels on capped and closed landfills in Massachusetts.

We are currently completing a biomass-fired project for East Texas Electric Cooperative, Inc. (“ETEC”) covering EPC contracting services for a 49.9 MW power plant fueled by chipped timber located near Woodville, Texas. The contract has a contract value of approximately $168 million. The project is estimated to be completed in December 2014. In addition, we have received contracts for the operation and maintenance of this power plant for a period of three years with an aggregate value of approximately $28 million.

The Panda Projects

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a client, such as a government agency or a commercial enterprise, and are generally dissolved upon completion of the project or program. Under an agreement negotiated with Moxie Energy, LLC (“Moxie”) during the year ended January 31, 2012, we supported the development of two power plant projects with loans, covering most of the costs of the development and conceptual design. In return, Moxie provided GPS with EPC contracts for the projects that were awarded during the year ended January 31, 2014 and the right to share any project development success fees with Moxie. Supported by GPS, the activities of Moxie Liberty LLC (“Moxie Liberty”) and Moxie Patriot LLC (“Moxie Patriot”), together referred to as the “Moxie Project Entities,” were focused on 1) obtaining the necessary permits to build and operate the power plants, 2) completing arrangements to connect the power plants to the fuel supply and the electricity grids, 3) engaging energy plant operators in negotiations for the purchase of the projects, and 4) securing permanent financing for the projects.

Moxie closed the purchases of the Moxie Project Entities by affiliates of Panda Power Funds (“Panda”), Moxie Liberty in August 2013 and Moxie Patriot in December 2013. In connection with the financial closings, GPS was provided full notices-to-proceed with activities pursuant to the corresponding EPC contracts, was repaid the principal amounts of the notes and accrued interest receivable from the Moxie Project Entities in the aggregate amount of approximately $10.8 million and was paid development success fees that totaled approximately $27.1 million.

Soon after their formation, we determined that the Moxie Project Entities, both of which were wholly owned by Moxie, represented variable interest entities for which Gemma Power, Inc. (“GPI”, an affiliate of GPS and wholly owned by Argan) was the primary beneficiary. Accordingly, the accounts of these variable interest entities were included in our consolidated financial statements for the years ended January 31, 2013 and 2012. During the year ended January 31, 2014, the execution of project purchase agreements and significant financial support provided to the Moxie Project Entities by Panda prior to their purchase shifted the primary beneficiary designation for Moxie Liberty and Moxie Patriot from GPI to Panda. Accordingly, we deconsolidated both entities which resulted in pre-tax gains for us that totaled approximately $2.4 million for the year ended January 31, 2014. The Moxie Project Entities were renamed “Panda Liberty” and “Panda Patriot,” and together they are referred to as the “Panda Projects.”

GPS assigned the EPC contracts for the Panda Projects to joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk associated with the projects. Our partner for both ventures is the same large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of these EPC contracts for the Panda Projects. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable. GPS has no significant commitments beyond those related to the completion of the EPC contracts for the Panda Projects. The joint venture partners will dedicate resources to the project that are necessary to complete the project and will be reimbursed for their costs. GPS will perform most of the activities of these EPC contracts for the Panda Projects. Due to our financial control over the joint ventures, they are included in our consolidated financial statements for the year ended January 31, 2014.

The Panda Liberty and Panda Patriot projects are natural gas-fired power plants being built by us in the Marcellus Shale natural gas region of Pennsylvania. These power plants are located near natural gas sources and will provide electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipelines over long distances to supply the power generation plants. Each power plant will be a combined-cycle power facility consisting of two single-shaft trains and each plant is designed to generate over 800 MW of electrical power. Full notice-to-proceed was received by GPS for Panda Liberty in August 2013 and for Panda Patriot in December 2013. Estimated completion dates for the Panda Projects are March 2016 and June 2016, respectively.

Materials

In connection with the engineering and construction of traditional and renewable power plants, biodiesel plants and other power energy systems, we procure materials on behalf of our customers. Typically and with our assistance, the project owner procures and supplies the turbine nacelles and blades for our wind-energy projects. We are not dependent upon any one source for materials that we use to complete a particular project, and we are not currently experiencing difficulties in procuring the necessary materials for our contracted projects. However, we cannot guarantee that in the future there will not be unscheduled delays in the delivery of ordered materials and equipment.

Competition

GPS competes with numerous large and well capitalized private and public firms in the construction and engineering services industry. These competitors include Bechtel Corporation and Fluor Corporation, global firms providing engineering, procurement, construction and project management services; SNC-Lavalin Group, Inc., a diversified Canadian construction and engineering firm; CH2M Hill Companies, Ltd., a worldwide professional engineering services firm; The Shaw Group Inc. (acquired by Chicago Bridge & Iron Company N.V. in February 2013), a diversified firm providing consulting, engineering, construction and facilities management services; Skanska AB, a leading international project development and construction company; John Wood Group PLC, a leading services provider (including engineering and construction) for the oil and gas and power generation markets; and Kiewit Corporation, an employee-owned construction firm. These and other competitors are multi-billion companies with thousands of employees. GPS also may compete with regional construction services companies in the markets where projects are located.

In order to compete with these firms, we emphasize our proven track record as a cost-effective choice for the design, build and commissioning of natural gas-fired and alternative power energy systems. Our extensive experience includes the efficient completion of gas and oil-fired combined cycle plants, wood/coal-fired plants, waste-to-energy plants, wind farms, solar fields and biofuel processing facilities, all performed on an engineering, procurement, and construction contract basis. GPS provides a full range of competitively priced development, consulting, engineering, procurement, construction, commissioning and maintenance services to project owners. We are able to react quickly to their requirements while bringing a strong, experienced team to help navigate through difficult technical, scheduling and construction issues. We believe that we are uniquely positioned to assist in the development and delivery of innovative renewable energy solutions as world energy needs grow and efforts to reduce the effects of climate change increase.

Customers

For the year ended January 31, 2014, we recognized revenues related to the Panda Projects which represented approximately 33% of consolidated revenues, including project development success fees in the approximate amount of $27.1 million. We also recognized revenues under the EPC contract for the biomass-fired facility with ETEC and the EPC contract for the Sentinel project with CPV Sentinel, LLC (“CPV”). The revenues provided by the contracts with these project owners represented approximately 33% and 22% of consolidated revenues, respectively, for the year ended January 31, 2014.

For the fiscal year ended January 31, 2013, we recognized revenues under the EPC contracts with CPV and ETEC which represented approximately 56% and 18% of consolidated net revenues, respectively. For the fiscal year ended January 31, 2012, we recognized revenues under EPC contracts with CPV and a wholly-owned subsidiary of Invenergy Wind North America LLC which represented approximately 43% and 30% of consolidated revenues, respectively. In addition, approximately 12% of consolidated revenues for the year ended January 31, 2012 were associated with the electricity peaking plant located in Connecticut and completed during the year for GenConn Middletown, LLC.

Contract Backlog

Contract backlog represents the total accumulated value of projects awarded less the amounts of revenues recognized to date on contracts at a specific point in time. We believe contract backlog is an indicator of future revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and the future revenues of GPS. At January 31, 2014, we had EPC contracts associated with the construction of three energy facilities, including the two Panda Projects, representing a total contract backlog of $790 million which compares with a total contract backlog of $180 million at January 31, 2013.

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

Telecommunications Infrastructure Services

Through SMC, we provide comprehensive technology wiring and utility construction solutions to customers in the mid-Atlantic region. We perform both outside plant and inside plant cabling services including the structuring, cabling, terminations and connectivity that provide the physical transport for high speed data, voice, video and security networks. The revenues of SMC, which represents our telecommunications infrastructure services business segment, were $8.8 million for the fiscal year ended January 31, 2014, or approximately 4% of our consolidated revenues.

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

Materials

Generally, our telecommunications infrastructure services customers supply most or all of the materials required for a particular job and we provide the personnel, tools and equipment to perform the installation, maintenance or repair services. However, for certain projects, we may supply part or all of the materials required. SMC’s experience with the state of Maryland last year led to the award to us by the state of a large, fiber optic network equipment procurement order. In these instances, we are not dependent upon any one source for the materials that we customarily utilize to complete projects. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

Competition

SMC operates in the fragmented and competitive telecommunication and infrastructure services industry. We compete with service providers ranging from small regional companies, which service a single market, to larger firms servicing multiple regions, as well as large national and multi-national contractors. We believe that we compete favorably with the other companies in the telecommunication and utility infrastructure services industry. We intend to emphasize our high quality reputation, outstanding customer base and highly motivated work force in competing for larger and more diverse contracts. We believe that our well maintained fleet of vehicles and construction machinery and equipment is essential to meet customers’ needs for high quality and on-time service. We are committed to invest in our repair and maintenance capabilities to maintain the quality and life of our equipment. Additionally, we invest annually in new vehicles and equipment. Important to the award of a significant contract by Howard County, Maryland, was SMC’s ability to assemble a roster of small business and minority business enterprise subcontractors capable of participating in SMC’s portion of this project. Howard County, representing a collaborative inter-government consortium of local Maryland governments, was a key partner with the Maryland Department of Information Technology in the deployment of a state-wide, high-speed, fiber optic network that connects over 1,000 community anchor institutions and spans 4,200 miles across the state.

Customers

Consistently, a major portion of SMC’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with SMC’s major customers. Besides Howard County and the state of Maryland, over the last five years, these major customers have included Verizon, EDS and Southern Maryland Electric Cooperative (“SMECO”), a local electricity cooperative. For the year ended January 31, 2014, approximately 19% of SMC’s revenues were derived from outside plant services provided under the contract with Howard County, approximately 15% of SMC’s revenues related to orders fulfilled for the State of Maryland and approximately 15% of SMC’s revenues were earned from outside services provided to SMECO. None of SMC’s customers accounted for revenues in excess of 10% of our consolidated revenues for the fiscal years ended January 31, 2014, 2013 or 2012.

Contract Backlog

As referenced above, a substantial number of the tasks completed for Howard County, the state of Maryland and SMECO were completed under the terms of master agreements that include pre-negotiated labor rates or line item prices. At January, 31, 2014 and 2013, the estimated values of unfulfilled work orders, open customer purchase orders and projects expected to be completed under current contracts were approximately $550,000 and $1,970,000, respectively.

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

The financial results of this business through April 30, 2012 have been presented as discontinued operations in the accompanying consolidated financial statements, including legal costs associated with this business. Such costs incurred subsequent to April 30, 2012 have been reflected in the operating results of continuing operations; such costs were not material for the years ended January 31, 2014 and 2013.

Financing Arrangements

We have financing arrangements with Bank of America (the “Bank”). The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2015, with interest at LIBOR plus 2.25%. There were no borrowed amounts outstanding under the revolving loan arrangement as of January 31, 2014. However, during the current year, available funds in the total amount of $1.35 million were designated to cover letters of credit issued by the Bank in support of the project development activities of a potential power plant customer. We may obtain standby letters of credit from the Bank in the ordinary course of business not to exceed $10.0 million. We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is required for acquisitions, divestitures and cash dividends. The amended financing arrangements contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. At January 31, 2014, we were in compliance with the financial covenants of the amended financing arrangements.

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

Employees

The total number of personnel employed by us is subject to the volume of construction in progress and the relative amount of work performed by subcontractors. We had approximately 359 employees at January 31, 2014, substantially all of whom were full-time. We believe that our employee relations are good.

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

General Risks Relating to Our Company

The sluggish economic recovery may result in soft demand for electrical power, and may cause deterioration in our financial outlook.

The sluggish economic recovery in the United States may continue to result in a lackluster demand for electrical power in the United States. Soft demand for power and a slowdown in the anticipated pace of the retirement of coal-fired power plants could result in the delay, curtailment or cancellation of future gas-fired power plant projects, thus decreasing the overall demand for our services and adversely impacting our financial outlook. In addition, project owners may experience difficulty in raising capital for the construction of power-generation plants and renewable fuel production facilities due to substantial limitations on the availability of credit and other factors. In general, if overall economic conditions do not improve steadily, the demand for our EPC contract services may be adversely affected.

We may be unable to maintain our profitability.

Due primarily to the favorable operating results of GPS, we have generated income for six consecutive years — the fiscal years ended January 31, 2009 through 2014. As described in the risks presented below, our ability to maintain profitable continuing operations depends on many factors including the ability of the power industry services business segment to continue to obtain new construction projects and to complete its projects successfully. A substantial decline in the revenues of GPS could have a material adverse effect on our ability to achieve net income in the future.

Our dependence on one or a few customers could adversely affect us.

The size of the energy plant construction projects of our power industry services segment frequently results in a limited number of projects contributing a substantial portion of our consolidated revenues as described in Note 17 to the accompanying consolidated financial statements. Should we fail to replace projects that are completed by GPS with new projects, future revenues and profits may be adversely affected.

Our dependence on large construction contracts may result in uneven quarterly financial results.

Our power industry service activities in any one fiscal quarter are typically concentrated on a few large construction projects for which we use the percentage-of-completion accounting method to determine corresponding revenues. To a substantial extent, construction contract revenues are recognized as services are provided as measured by the amount of costs incurred. As the timing of equipment purchases, subcontractor services and other contract events may not be evenly distributed over the lives of our contracts, the amount of total contract costs may vary from quarter to quarter, creating uneven amounts of quarterly contract revenues. In addition, the timing of contract commencements and completions may exacerbate the uneven pattern. As a result of the foregoing, future amounts of consolidated revenues, cash flow from operations, net income and earnings per share reported on a quarterly basis may vary in an uneven pattern and may not be indicative of the operating results expected for any other quarter or for an entire fiscal year, thus rendering consecutive quarter comparisons of our consolidated operating results a less meaningful way to assess the growth of our business.

Lawsuits could adversely affect our business.

From time to time, we, our directors and/or certain of our current officers may be named as parties to lawsuits. A discussion of our significant lawsuits appears in Item 3 of this Annual Report on Form 10-K and in Note 12 to the accompanying consolidated financial statements. It is not possible at this time to predict the likely outcome of these actions with certainty, and an adverse result in any of these lawsuits could have a material adverse effect on us. Litigation can involve complex factual and legal questions, proceedings may occur over several years and the outcomes are typically difficult to predict. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations over multi-year periods, which could adversely affect our financial condition, results of operations or cash flows.

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

The financing arrangements with our Bank require that we maintain compliance with certain financial covenants at each fiscal quarter-end and include an acceleration clause which allows the Bank to declare any amounts outstanding under the debt arrangements due and payable if it determines in good faith that a material adverse change has occurred in our financial condition or that of any of our subsidiaries. In addition, we are required by terms of the financing arrangements to obtain the consent of the Bank to complete certain transactions including acquisitions and divestitures.

We are currently in compliance with our debt covenants, but there can be no assurance that we will continue to be in compliance. If our future performance does not result in compliance with our financial covenants or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the debt arrangements, including accelerating payments of any or all outstanding senior debt. These payments could have a significantly adverse impact on our liquidity and our ability to obtain additional capital thereby jeopardizing our ability to successfully execute our business plan. Noncompliance could also be a contributing factor in a decision by the Bank to deny a future request for consent to a major acquisition or divestiture transaction. As of January 31, 2014, there were no borrowings outstanding under the financing arrangements.

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

The aggregate carrying amount of goodwill, other purchased intangible assets with indefinite lives and long lived purchased intangible assets included in our consolidated balance sheet as of January 31, 2014 was approximately $20.6 million, or approximately 6% of total consolidated assets and 13% of consolidated net assets.

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

To prepare consolidated financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions as of the date of the financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. For example, we may recognize revenues over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project.

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

The operations of our power industry services business conducted by GPS represent a significant portion of our revenues and profits. The revenues of this business segment, including development success fees in excess of $27 million, were approximately $219 million for the year ended January 31, 2014, representing 96% of consolidated revenues. Income from these operations before income taxes for the year ended January 31, 2014 exceeded $72 million. Our inability to successfully manage and grow our power industry services business will adversely affect our consolidated operating results and financial condition.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of multinational companies compete such as Bechtel Corporation, Fluor Corporation, The Shaw Group Inc. (acquired by Chicago Bridge & Iron Company N.V. in February 2013), SNC Lavalin Group, Inc., Kiewit Corporation, CH2M Hill Companies, Ltd., and Skanska AB. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and replace completed projects with new customers or projects, we could lose market share to our competitors and our business could be materially adversely affected.

Our backlog is subject to unexpected adjustments, delays and cancellations, and may be an uncertain indicator of future revenues.

As of January 31, 2014, the value of the construction contract backlog of GPS was $790 million compared with a backlog value of $180 million as of January 31, 2013. Projects awarded to us may remain included in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog that could reduce the dollar amount of our backlog and the revenues and profits that we actually earn. We cannot guarantee that future revenues projected by us based on our backlog at January 31, 2014 and subsequently awarded projects will be realized or will result in profitable operating results.

Should execution of these projects be interrupted, our future results of operations, including revenues, income from operations and net cash flows from operations, will be adversely affected, beginning in fiscal year 2015.

Unsuccessful efforts to develop energy plant projects could result in write-offs.

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a client, such as a government agency or a commercial enterprise, and are generally dissolved upon completion of the project or program. Under an agreement negotiated with Moxie during the year ended January 31, 2012 and amended in May 2012, we supported the development of two power plant projects with loans that totaled approximately $8.9 million and that covered the costs of the project developments. In return, each Moxie Project negotiated an EPC Contract with GPS for the design and construction of one of the power plants. During the current year, Moxie was successful in selling its ownership interests in the Moxie Project entities to Panda Power Funds which resulted in the payment of development success fees to us in the aggregate amount of approximately $27.1 million.

There are no assurances that we will be successful in future development efforts. Failure to complete the development of power plants in the future could result in write-off adjustments related to the balance of any project development costs. Such an adjustment could have a material adverse impact on our operating results for a future reporting period.

Future construction projects may depend on the continuing acceptability of the hydraulic fracturing process in certain states.

The viability of the two potential construction projects described above was based substantially on the availability of inexpensive natural gas supplies provided through the use of hydraulic fracturing drilling techniques. Certain technological advancements in recent years have led to the widespread use of hydraulic fracturing (“fracking”) and horizontal drilling techniques in order to reach natural gas and oil deposits previously trapped within shale rock formations deep under the earth’s surface. The new supplies are transforming the oil and gas industry in the United States. In particular, the new supplies of natural gas have depressed the price of natural gas in the United States, making the operation of natural gas-fired power plants more economically appealing. However, the process of fracking uses large volumes of highly pressurized water to break-up the shale rock formations and free the trapped natural gas and oil. This process is controversial due to concerns about the disposal of the waste water, the possible contamination of nearby water supplies and potential seismic events. As a result, not all states permit the use of fracking. Should future evidence confirm the concerns, or should a major contamination episode occur in the future, the use of fracking may be suspended, limited, or curtailed by state and/or federal regulation. As a result, the supply of inexpensive natural gas may not be available in the future and the economic viability of gas-fired power plants may be jeopardized. A reduction in the pace of the construction of new gas-fired power plants would have a significantly adverse effect on our future operating results.

Interruption of power plant construction projects could adversely affect future results of operations.

At any time, GPS has a limited number of construction contracts. Two projects represented approximately 92% of the value of our construction contract backlog at January 31, 2014. Should any unexpected suspension, termination or delay of the work under such contracts occur, our results of operations may be materially and adversely affected.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We engage in engineering and construction activities for large energy plant facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in owners, subcontractors and vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been, and may be in the future, named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business.

Note 12 to the accompanying consolidated financial statements describes a claim in the approximate amount of $6.8 million that a subcontractor made against us related to a cancelled construction project. We reached an agreement with and made payment to the subcontractor that was intended to end this matter.

However, the settlement may be jeopardized by a related claim against the subcontractor. It is reasonably possible that ultimate resolution of the matter could be unfavorable to us resulting in additional loss. The amount of any additional loss could have a material negative affect on our consolidated results of operations in a future reporting period. No provision for additional loss has been recorded in the consolidated financial statements related to this matter as of January 31, 2014. If new facts become known in the future indicating that it is probable that an additional loss has been incurred by us and the amount of such loss can be reasonably estimated by us, the impact of the change will be reflected in the consolidated financial statements at that time.

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

Much of the work performed under our energy plant construction contracts is actually performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment included in an energy project and most of the materials (such as copper, concrete and steel) used in our construction projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired.

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

Traditional gas-fired power plants have been constructed typically by large utility companies. However, to a large extent, the construction of new energy plants, including alternative and renewable energy facilities, is conducted by private investment groups. The challenge for these types of project owners to secure and maintain financing in the current credit market conditions continues to be significant. Should debt financing for the construction of new energy facilities, including alternative or renewable energy plants, not be available, investors may not be able to invest in such projects, thereby adversely affecting the likelihood that GPS will obtain contracts to construct such plants.

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

The inability of our customers to receive or to avoid delay in receiving the applicable regulatory approvals relating to projects may result in lost or postponed revenues for us.

The commencement and/or execution of many of the construction projects performed by our power industry services segment are subject to numerous regulatory permitting processes. Applications for permits may be opposed by individuals or environmental groups, resulting in delays and possible non-issuance of the permits. There are no assurances that our customers will obtain the necessary permits for these projects, or that the necessary permits will be obtained in order to allow construction work to proceed as scheduled. Failure to commence or complete construction work as anticipated could have material adverse impacts on our future revenues, profits and cash flows from operations.

Our use of the percentage-of-completion method of accounting could result in a reduction or reversal of previously recorded revenues or profits.

Under our accounting procedures, we measure and recognize a large portion of our revenues under the percentage-of-completion accounting methodology. This methodology allows us to recognize revenues and contract profits ratably over the life of a contract by comparing the amount of the costs incurred to date against the total amount of costs expected to be incurred. The effects of revisions to revenues and estimated costs are recorded when the amounts are known and can be reasonably estimated, and these revisions can occur at any time and could be material. Given the uncertainties associated with these types of contracts, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenues and profits.

Future bonding requirements may adversely affect our ability to compete for new energy plant construction projects.

Our construction contracts frequently require that we obtain payment and performance bonds from surety companies on behalf of project owners as a condition to the award of such contracts. Surety market conditions have in the last few years become more difficult as a result of steadily increasing loss ratios endured by the surety industry. Consequently, less overall bonding capacity is available in the market than in the past, and surety bonds have become more expensive and restrictive. Historically, we have had a strong bonding capacity but, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds.

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

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the latest recession. The federal government has failed to pass comprehensive energy legislation, including incentives or mandates for the retirement of existing coal burning power plants and caps on the volume of carbon emissions. At present, there is no bipartisan agreement regarding the long-term future of government incentives for sources of renewable power in either legislative house of Congress. With the future long-term availability of renewable energy tax incentives unknown and the development pipeline depleted, potential energy project developers and investors are not making commitments related to new renewable energy generation facilities. As a result, we were not successful in booking any substantial amount of renewable energy projects during the year ended January 31, 2014, and the likelihood of our booking additional wind and solar power projects next year is uncertain.

Although certain coal-fired power plants have been shut down and the demand for coal has been adversely affected by the inexpensive supply of natural gas in the United States, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth. New regulations regarding air pollution are being promulgated by states and the U.S. Environmental Protection Agency (the “EPA”). However, these measures are subject to a number of legal challenges. In early 2012, a federal appeals court upheld the EPA’s greenhouse gas regulations, affirming the EPA’s finding that greenhouse gases such as carbon dioxide endanger public health and likely have been responsible for recent climate changes. In August 2012, the same appeals court struck down an EPA rule that placed tight curbs on coal-fired power plant emissions across state lines.

The extent to which regulations issued by the EPA, that are intended to make smokestack emissions cleaner, will accelerate the pace of coal-fired power plant retirements or eliminate coal-fired power plants unplanned is not yet known. Should government investment incentives fail to be extended into the future or should anti-pollution regulations be repealed, the pace of the development of alternative renewable energy sources may slow, thereby reducing the future opportunities for GPS to construct such plants.

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

Historically, significant portions of the revenues of SMC have been provided by a few major customers under master service-type contracts with multi-year terms. The revenues of this business segment for the three years ended January 31, 2014 were elevated by the execution of tasks and fulfillment of orders awarded to SMC under arrangements with Howard County (Maryland) and the state of Maryland. For the fiscal years ended January 31, 2014, 2013 and 2012, these arrangements provided approximately 34%, 54% and 25% of this segment’s revenues, respectively.

During fiscal year 2014, activity under the related programs was completed. In recent years, we also lost the business with Verizon as our master agreement expired without renewal. The prime contract that EDS had with the federal government also expired pursuant to which we performed inside plant services at various government installations throughout the mid-Atlantic region.

A significant challenge for SMC is the replacement of the lost business provided under its expiring multi-year arrangements. We cannot provide assurance that SMC will increase its current level of revenues for the fiscal year ending January 31, 2015.

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

We currently generate, and expect to continue to generate, a significant portion of our revenues under fixed price contracts. We must estimate the costs of completing a particular project to bid for these fixed price contracts. Although historically we have been able to estimate costs accurately, the cost of labor and materials may, from time to time, vary from costs originally estimated. These variations, along with other risks inherent in performing fixed price contracts, may cause actual revenues and gross profits for a project to differ from those we originally estimated and could result in reduced profitability or losses on projects. Depending upon the size of a particular project, variations from the estimated contract costs could have a significant impact on our operating results for any fiscal quarter or year.

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

As of January 31, 2014, our executive officers and directors as a group owned approximately 10.96% of our voting shares giving effect to an aggregate of 435,000 shares of common stock that may be purchased upon the exercise of stock options held by our executive officers and directors (and deemed exercisable at January 31, 2014), and 704,993 shares beneficially owned by William F. Griffin, Jr. (a founder and the current chief executive officer of GPS and member of our Board of Directors). An additional 3.72% of the outstanding shares are controlled by Allen & Company entities (“Allen”). One of our independent directors is an officer of Allen. In addition, two (2) other stockholders owned approximately 12.94% of our voting shares in total. The approximate individual beneficial ownership percentages as of January 31, 2014 were 6.76% and 6.18%, respectively.

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

Our common stock is listed for trading on the NYSE stock exchange and trades under the symbol AGX. Despite the listing on this national stock exchange, our common stock remains thinly and sporadically traded and no assurances can be given that a larger market will ever develop, or if developed, that it will be maintained.

We may not pay cash dividends in the future.

Historically, we have not paid cash dividends on our common stock and have retained earnings to finance the development and expansion of our business. However, in November 2013, we paid to stockholders a special cash dividend of $0.75 per share of common stock reflecting our board of directors’ confidence in the strong financial performance of GPS and the related cash flow. In November 2012 and 2011, we paid special cash dividends of $0.60 and $0.50 per share, respectively. Annually, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining what role strategically aligned dividends should play in creating shareholder value. In addition, under our financing arrangements with our Bank, we are required to obtain the Bank’s consent to the payment of cash dividends. We have obtained consents related to the special cash dividends paid for the last three years.

There can be no assurance that the evaluations of our board of directors will result in the payment of cash dividends in the future, or that we will be successful in obtaining the required consent of the Bank to pay such cash dividends.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

In June 2012, GPS purchased a three story office building (23,380 square feet) and the underlying land (1.75 acres) which has sufficient space to locate the staff of GPS in one facility. The purchase eliminated the need for leased office space in Connecticut. SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expires on December 31, 2015 and that includes extension options available through December 31, 2019. The SMC facility includes approximately four acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. SMC also utilizes one storage and staging lot in St. Mary’s County, Maryland, under a lease with a current term that expires late in fiscal year 2016. We occupy our corporate headquarters in Rockville, Maryland, under a lease that expires on February 28, 2017 covering 2,521 square feet of office space. The operations of GPS and SMC in the field may require us to occupy additional facilities for staging or on customer premises or job sites. Accordingly, we may rent local construction offices and equipment storage yards under arrangements that are temporary or short-term in nature. These costs are expensed as incurred and are included in cost of revenues.

ITEM 3. LEGAL PROCEEDINGS.

Included below and in Note 12 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K are discussions of specific legal proceedings as of January 31, 2014. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our consolidated financial statements.

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

We intend to vigorously pursue the enforcement of the settlement agreements and the pursuit of the lien claims against the Altra Project assigned to GPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by us that we will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on our consolidated operating results in a future reporting period. No additional provision for loss related to these matters was recorded in the consolidated statement of operations for the year ended January 31, 2014. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of additional loss can be reasonably estimated by GPS, the impacts of the change will be reflected in the consolidated financial statements at that time.

Tampa Bay Nutraceutical Company

On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“TBN”) filed a civil action in the Circuit Court of Florida for Collier County (the “Circuit Court”) against Vitarich Laboratories, Inc. (“VLI”, see Note 19). The causes of action related to an order for product issued by TBN to VLI in June 2007 and alleged (1) breach of contract; (2) fraudulent misrepresentation; and (3) various warranty breaches, among other allegations. TBN alleged compensatory damages in excess of $42 million.

Since 2011, the parties were engaged primarily in legal activity concerning TBN’s failure to provide proper discovery responses to VLI. In August 2012, the Circuit Court ordered TBN to pay to VLI, by September 17, 2012, a sanction award covering the costs and expenses incurred by VLI as a result of TBN’s repeated disobedience of court orders. As TBN failed to do so, the Circuit Court issued a judgment in favor of VLI, ordering that TBN’s pleadings in this matter be stricken and dismissing all of plaintiff’s claims with prejudice. However, in September 2012, TBN filed an appeal in the Florida’s Second District Court of Appeal (the “Appeal Court”) for reconsideration of the sanction award decision. In July 2013, the Appeal Court affirmed the Circuit Court’s decision. As a result, the judgment of the Circuit Court became final.

In connection with this matter, VLI had accrued a liability in its financial statements for expected litigation costs in the amount of approximately $1,304,000. With the termination of this matter, VLI reversed the legal accrual in July 2013 which, accordingly, resulted in a favorable adjustment to selling, general and administrative expenses in the Company’s consolidated financial statements for the year ended January 31, 2014.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The table below sets forth the high and low closing prices for our common stock during each quarter in the three-year period ended January 31, 2014 and during the period February 1, 2014 through April 10, 2014. Shares of our common stock have traded under the symbol AGX on the NYSE stock exchange since October 2, 2013. For all of the periods presented below prior to that date, our common stock traded on the NYSE MKT stock exchange (formerly the American Stock Exchange) also under the symbol AGX.

	High Close	Low Close
Fiscal Year Ended January 31, 2012
1st Quarter	$9.61	$8.32
2nd Quarter	11.45	8.91
3rd Quarter	14.20	9.26
4th Quarter	17.38	11.18
Fiscal Year Ended January 31, 2013
1st Quarter	$17.00	$14.40
2nd Quarter	16.36	12.85
3rd Quarter	17.97	15.38
4th Quarter	19.41	17.41
Fiscal Year Ended January 31, 2014
1st Quarter	$19.02	$14.09
2nd Quarter	17.97	15.13
3rd Quarter	23.00	15.34
4th Quarter	30.60	21.31
Fiscal Year Ending January 31, 2015
1st Quarter (through April 10, 2014)	$30.00	$27.06

As of April 10, 2014, we had approximately 119 stockholders of record.

Prior to November 2011, we did not pay cash dividends on our common stock, choosing to retain earnings in order to finance the development and expansion of our business. However, in November 2011, we paid a special cash dividend of $0.50 per share reflecting the confidence of our board of directors in the strong financial performance of GPS and the related cash flow. In November 2012 and 2013, we paid to stockholders special cash dividends of $0.60 per share of common stock and $0.75 per share of common stock, respectively.

Annually, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining what role strategically aligned dividends should play in creating shareholder value. There can be no assurance that these evaluations will result in the payment of cash dividends in the future.

Common Stock Price Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on our common stock for the last five years with the S&P 500, a broad market index, and the Dow Jones US Heavy Construction Index, a group index of companies whose focus is limited primarily to heavy civil construction. The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each index at January 31, 2009, and that all dividends were reinvested in additional shares of common stock. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	Years Ended January 31,
	2009	2010	2011	2012	2013	2014
Argan, Inc.	100.00	126.33	82.47	133.55	179.27	280.49
S&P 500	100.00	133.14	162.67	169.54	197.98	240.58
Dow Jones US Heavy Civil Construction	100.00	117.72	164.70	140.61	168.67	195.50

Equity Compensation Plan Information

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of our common stock reserved for issuance thereunder. In June 2013, the stockholders approved an amendment to the Stock Plan which increased the number of shares reserved for issuance thereunder to 1,250,000. The Stock Plan, which will expire in July 2021, serves to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, we may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Option Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, typically have a seven to ten-year term, and typically become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and become exercisable as determined by our board of directors.

The following table sets forth certain information, as of January 31, 2014, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities Issuable under Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance (1)
Equity Compensation Plans Approved by the Stockholders (2)	916,150	$17.36	532,500
Equity Compensation Plans Not Approved by the Stockholders	—	—	—

Totals	916,150	$17.36	532,500

(1)	Represents the number of shares of common stock reserved for future awards and excludes the number of securities reflected in the first column of this table.
(2)	Approved plans include the Company’s 2011 Stock Plan and the 2001 Stock Option Plan.

Recent Sales of Unregistered Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the notes thereto, and the other financial information appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended January 31,
	2014(1)	2013(2)	2012(2,3)	2011(4)	2010(4)
Statement of Operations Data
Revenues	$227,455,000	$278,635,000	$141,850,000	$182,592,000	$218,331,000
Gross profit	78,848,000	50,135,000	23,102,000	29,123,000	22,719,000
Income from continuing operations	43,344,000	22,102,000	7,408,000	10,007,000	8,301,000
Income from continuing operations attributable to our stockholders	40,125,000	23,550,000	7,710,000	10,077,000	8,301,000
Net income	43,344,000	21,817,000	8,970,000	7,774,000	7,040,000
Net income attributable to our stockholders	40,125,000	23,265,000	9,272,000	7,774,000	7,040,000
Earnings per share attributable to our stockholders
Continuing operations
Basic	$2.85	$1.71	$0.57	$0.74	$0.61
Diluted	2.78	1.67	0.56	0.73	0.60
Net income
Basic	2.85	1.69	0.68	0.57	0.52
Diluted	2.78	1.65	0.67	0.57	0.51
Cash dividends per share	$0.75	$0.60	$0.50	$—	$—

	As of January 31,
	2014	2013	2012	2011	2010
Balance Sheet Data(5)
Total assets	$323,306,000	$234,724,000	$205,252,000	$130,542,000	$120,273,000
Stockholders’ equity	$156,308,000	$120,917,000	$101,264,000	$97,645,000	$88,368,000
Total equity	157,777,000	119,168,000	100,963,000	97,645,000	88,368,000

(1)	For the year ended January 31, 2014, net income attributable to noncontrolling interests was $3,219,000 (see Note 3 to our accompanying consolidated financial statements).
(2)	For the years ended January 31, 2013 and 2012, the net losses attributable to noncontrolling interests were $1,448,000 and $302,000, respectively (see Note 3 to our consolidated financial statements).
(3)	Vitarich Laboratories, Inc. (“VLI”), the wholly owned subsidiary that represented our nutritional products business segment, completed the sale of substantially all of its assets to an unrelated party during the year ended January 31, 2012. VLI recognized a pretax gain of approximately $1,312,000 related to the asset sale which amount was reflected in income from discontinued operations for the year ended January 31, 2012 of $1,562,000 (see Note 19 to our accompanying consolidated financial statements).
(4)	For the years ended January 31, 2011 and 2010, the losses from the discontinued operations of VLI were $2,233,000 and $1,261,000, respectively.
(5)	During the period January 31, 2010 through January 31, 2014, we did not have any long-term obligations or redeemable preferred stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2014, and the results of their operations for the years ended January 31, 2014, 2013 and 2012, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K (the “2014 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this 2014 Annual Report that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2014 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, municipalities, public institutions and private industry. The combination of GPS and consolidated joint ventures and variable interest entities represents our power industry services business segment. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to local governments, the federal government, telecommunications and broadband service providers as well as electric utilities. Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At January 31, 2014, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company.

Overview

Primarily due to the recognition of the energy project development success fees related to the Panda Projects in the aggregate amount of $27.1 million, our gross profit increased by approximately $28.7 million for the year ended January 31, 2014 compared with the prior year, and our gross profit percentage increased to approximately 35% of revenues for the current year from 18% for the year ended January 31, 2013. In addition, our profitability for the year ended January 31, 2014 reflected the favorable financial effects of the completion of a gas-fired peaking power plant project ahead of schedule, including a successful commissioning process. Selling, general and administrative expenses decreased by approximately $1.4 million from the comparable prior year amount to $12.9 million for the current year. The favorable conclusion of a litigation matter enabled us to reverse the accrued liability established for anticipated legal costs during the second quarter of the current year which resulted in a reduction of selling, general and administrative expenses in the approximate amount of $1.3 million for the year ended January 31, 2014. We also recorded pre-tax gains in the aggregate amount of $2.4 million during the year ended January 31, 2014 in connection with the deconsolidation of the variable interest entities as discussed below.

Due substantially to the items discussed above, net income attributable to our stockholders increased to $40.1 million, or $2.78 per diluted share of our common stock, for the year ended January 31, 2014. We reported net income attributable to our stockholders of approximately $23.3 million, or $1.65 per diluted share, for the year ended January 31, 2013.

Net cash provided by operating activities for the year ended January 31, 2014 was approximately $99.0 million, reflecting primarily the income from continuing operations for the year of $43.3 million and payments received from project owners related to the achievement of certain billing milestones which represented a source of cash in the amount of $61.4 million for the year.

For the year ended January 31, 2014, consolidated revenues were $227.5 million, which represented a decrease of $51.2 million from revenues of $278.6 million last year. The revenues of the operating segments, power industry services and telecommunications infrastructure services, declined in the current year by 16% and 49%, respectively, to $218.6 million and $8.8 million, respectively. The revenues of these business segments for the year ended January 31, 2013 were $261.3 million and $17.3 million, respectively. Reduced revenues related to the completed peaking plant and the absence of new wind-energy projects represented the primary factors in the reduction of our consolidated revenues for the year.

For the year ended January 31, 2013, the consolidated revenues of continuing operations were $278.6 million which represented an increase of $136.8 million, or 96%, from the revenues of continuing operations of $141.9 million for the year ended January 31, 2012. Net income attributable to our stockholders for the year ended January 31, 2013 was approximately $23.3 million, or $1.65 per diluted share. We reported net income attributable to our stockholders of $9.3 million, or $0.67 per diluted share, for the year ended January 31, 2012. The increase in consolidated revenues was due primarily to an increase of 97% in the revenues of the power industry services business, which represented 94% of consolidated revenues for the year ended January 31, 2013. The revenues of the telecommunications infrastructure services business for the year ended January 31, 2013 also improved substantially, increasing by 85%, to $17.3 million for the year compared with revenues of approximately $9.3 million for the year ended January 31, 2012. Our balance of cash and cash equivalents increased by $18.6 million to $175.1 million during the year ended January 31, 2013.

Most significantly for GPS, construction efforts associated with one project provided approximately 60% of the revenues of the power industry services business segment for the year ended January 31, 2013. The telecommunications infrastructure services segment earned a substantial portion of its revenues for the year ended January 31, 2013 by providing outside plant services to customers under an initiative sponsored by the state of Maryland for the deployment of a state-wide, high-speed, fiber optic network. This effort was planned to connect over 1,000 community anchor institutions in every county in the state while interconnecting and extending three independent information networks.

By comparison, the revenues for the year ended January 31, 2012 were depressed, reflecting the transition for us between major projects. In the period December 2010 to July 2011, we substantially completed three energy plant construction projects. Substantial work on new projects did not commence until the latter half of the year ended January 31, 2012. As a result, the revenues and income from the operations of our power industry services business for the year ended January 31, 2012 were adversely impacted.

Primarily due to the increase in revenues in the year ended January 31, 2013, gross profit rose by approximately $27.0 million compared with the year ended January 31, 2012. Selling, general and administrative expenses increased by $3.2 million, or approximately 28%, for the year ended January 31, 2013 compared with the comparable expense amount for prior year. The net result was that income from continuing operations before income taxes for the year ended January 31, 2013 increased by approximately $23.7 million, to $35.7 million from $12.0 million for the year ended January 31, 2012.

As of January 31, 2014, the value of our construction contract backlog was $790 million compared with a backlog value of $180 million as of January 31, 2013. Approximately 92% of our current backlog relates to the design and construction of two natural-gas fired power plants in the Marcellus Shale region of Pennsylvania. The corresponding engineering, procurement and construction (“EPC”) contracts were awarded to us during the current year. Once completed, each plant will provide over 800 MW of electricity to the power grid on the East Coast. Revenues related to these two projects and a biomass-fired power plant under construction in East Texas represented approximately 55% of consolidated revenues for the year ended January 31, 2014.

The Panda Projects

Beginning in May 2011, Gemma Power, Inc. (“GPI,” an affiliate of GPS and wholly owned by Argan) supported the development of two power plant projects by Moxie Energy, LLC (“Moxie”) with funding for working capital. The two natural gas-fired power plants are being built by us in the Marcellus Shale natural gas region of Pennsylvania. These power plants (the “Moxie Projects”) are located near the natural gas source and will provide electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipelines over long distances to supply the power generation plants. The Moxie Projects were engaged for several years in the lengthy process of planning and obtaining permits and financing for the construction, ownership and operation of the power plants.

Under a development agreement with Moxie, as amended and restated, the support provided by GPI to the two projects primarily consisted of loans, in the aggregate amount of approximately $8.9 million, that were made in order to cover most of the costs of the development efforts. Moxie supported the arrangement by providing GPI with a series of liens, security interests, guarantees and development fee preferences (see Note 3 to the accompanying consolidated financial statements) which, together with the loans, provided us with substantial financial control over the Moxie Projects. Pursuant to the development agreement, Moxie provided GPI with the right to receive development success fees and granted GPS the right to provide construction services for the two projects under EPC contracts.

We concluded that the Moxie Projects were variable interest entities (“VIEs”). Despite not having an ownership interest in the Moxie Projects, GPI was the primary beneficiary of these VIEs due substantially to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects were not successful, the opportunity for GPI to receive development success fees and the intent of the parties for GPS to be awarded large contracts for the construction of the two power plants. Accordingly, the assets, liabilities and financial results of the Moxie Projects were included in our consolidated financial statements for the years ended January 31, 2013 and 2012.

In March and May 2013, Moxie reached agreements for the purchase of its membership interests in the Moxie Projects, Moxie Liberty LLC (“Moxie Liberty”) and Moxie Patriot LLC (“Moxie Patriot”), respectively, by affiliates of Panda Power Funds (“Panda”). In each case, the consummation of the purchase was contingent upon Panda securing permanent financing for the project. However, Panda made several sizable commitments of cash in order to support the continuing progress of the projects. These included commitments 1) to provide collateral for the support of bids to connect to the electricity grid, 2) to make equipment deposit payments to the manufacturer of the natural gas-fired turbines, and 3) to commence payments to GPS pursuant to the limited notice-to-proceed under the corresponding engineering, procurement and construction contract.

The membership interest purchase agreements required the Moxie Projects to continue to conduct the remaining development activities. The equipment deposit funding was provided by Panda under secured loans. GPI consented to each secured lending arrangement and agreed to equal priority regarding claims (neither party having a priority of payment over or being subordinate to the other) and the method for sharing the proceeds of any debt payments made by either of the Moxie Projects. In April 2013 and July 2013, GPS entered into EPC contracts for the Liberty and Patriot Power Projects, respectively, which are hereinafter referred to as the “EPC Contracts.” The addition of the contract values for the EPC Contracts on the dates of award raised our construction project backlog by $770 million.

The power to direct the economic activities of the Moxie Projects that most affected their economic performance shifted to Panda with the execution of the agreements described above. GPI was no longer the primary beneficiary of these variable interest entities. Panda became the primary source of financial support for the pre-construction phase of each project, providing significant financing in order to secure connection to the electricity grid and to pay for the natural gas-fired turbines, the most significant equipment components of the power plants. Through the EPC Contracts, GPS transitioned into its typical role of engineering, procurement and construction contractor where it became subject to the direction of each project owner. With funding obtained from Panda in each case, the Moxie Projects began to make payments directly to GPS in order to cover certain costs incurred under the EPC Contracts.

As a result, we stopped including the Moxie Project entities in our consolidated financial statements during the first and second quarters of the current year, respectively. The elimination of the accounts of the Moxie Project entities from our consolidated financial statements, including the accumulated net losses of the VIEs, resulted in gains for us which we recorded in the current year. The deconsolidation of the Moxie Project entities resulted in pre-tax gains that totaled approximately $2.4 million. The deconsolidation transactions also resulted in the elimination of capitalized project costs from our consolidated balance sheet in the amount of approximately $5.9 million.

Panda completed the purchase of and permanent financing for each Moxie Project, now named Panda Liberty LLC (“Panda Liberty”) and Panda Patriot LLC (“Panda Patriot”), in August 2013 and December 2013, respectively. Together, they are referred to as the “Panda Projects.” In connection with the closings, GPI received cash in the approximate aggregate amount of $37,863,000 including development success fees in the total amount of $27,052,000, which were included in the revenues of the power industry services segment for the year ended January 31, 2014, and the repayment of notes receivable and accrued interest in the total amount of $10,811,000. Also, GPS received full notices-to-proceed with the engineering, procurement and construction efforts pursuant to the EPC Contracts.

Construction Joint Ventures

During the second and third quarters of the current fiscal year, GPS assigned the EPC Contracts to contractual joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk associated with the projects. Our partner for both ventures is the same large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable. GPS has no significant commitments beyond those related to the completion of the EPC Contracts. The joint venture partners will dedicate resources to the project that are necessary to complete the project and will be reimbursed for their costs. GPS will perform most of the activities of the EPC Contracts.

Outlook

Although we are technically in the midst of an overall economic recovery, the progress is sluggish, particularly in the construction sectors. Recently published economic statistics for overall construction spending in the United States have been favorable. However, the positive results have been achieved primarily in the residential housing sector. The year-over-year percentage increases in private, non-residential construction spending reported for periods early in calendar 2013 have moderated considerably. Month-to-month and year-to-year comparisons have recently been unfavorable. Construction activity in the power sector in the current year remains approximately 10% of total construction spending. The power industry has not fully recovered from the recessionary decline in the demand for power in the United States. After a two-year decline, total electric power generation from all sources increased slightly by 0.3% in 2013, reaching approximately 98% of the peak power generation level of 2007. Recently published government forecasts project an annual increase in power generation of approximately 1% per year for the next 25 years.

For calendar year 2013, electricity generated by natural gas-fired power plants comprised approximately 27% of total generation which represented a 9% annual decline that was due substantially to increased natural gas prices. On the other hand, the share of coal-generated electricity increased by approximately 5% for 2013, and represented 39% of total electricity power generation for the year. However, the statistics for 2013 are inconsistent with the long-term power generation trends. Over the last 10 years, total power generation has increased by approximately 5%. Over the same period, the amount of electricity generated by natural-gas fired power sources increased by 71%, and the amount of electric power generated by coal-fired plants declined by 20%. The amount of electricity provided by nuclear power plants increased over the last 10 years by only 3%. Electrical power generated by renewable energy sources (excluding hydroelectric sources) tripled over the last ten years, but represents only 6% of total generation.

Recent increases in the price for natural gas have been driven by the fast growth of consumption in the industrial and electric power sectors. Future demand for export at liquid natural gas (LNG) facilities will also represent an upward pressure on natural gas prices. However, recent projections of future power generation assume the sustained increase in natural gas production, which should lead to slower price growth in the future. The availability of competitively priced natural gas, the existence of certain programs encouraging renewable fuel use, and the implementation of environmental rules should dampen future coal use. Additional announcements by electric utilities of the retirement of coal-fired and nuclear power plants have been made recently, citing the availability of cheap natural gas, increasingly stringent environmental regulations and the significant costs of refurbishment and relicensing. The future retirements of coal and nuclear plants will result in the need for new capacity, and new natural gas-fired plants are much cheaper to build than coal, nuclear, or renewable plants.

However, the expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the latest recession. The Environmental Protection Agency has been stridently exercising an expansion of regulatory power over air quality and electric power generation. The renewable energy sector was bolstered by legislation enacted at the beginning of calendar 2013 extending tax credits for various renewable technologies. However, the federal government has not passed comprehensive energy legislation that might include national renewable energy standards, incentives or mandates for the retirement of existing coal-fired power plants and caps on the volume of carbon emissions. Although certain coal-fired power plants have been shut down and the demand for coal has been adversely affected by the inexpensive supply of natural gas in the United States, existing coal-fired plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-powered electricity as a key driver of economic growth. In addition, simplified designs are intended to make new nuclear plants easier and less expensive to build, to operate and to maintain. As a result, certain electric utilities, primarily in the South, have plans to construct and operate new nuclear power plants.

Due to concerns that energy tax credit and grant programs would be expiring permanently, there was a rush to complete wind and solar projects by December 31, 2012. With the future long-term availability of renewable energy tax incentives unknown and the development pipeline depleted, potential energy project developers and investors made very few commitments related to new renewable energy generation facilities in the current year. As a result, the likelihood of our booking additional wind and solar power projects next year is uncertain.

We believe that it is likely that the soft demand for power will continue to limit the number of new energy plant construction opportunities that we will see in the upcoming year. In addition, we expect that the new opportunities which do arise will continue to result in fierce competition among bidders. The reduction in the number of new commercial, industrial and infrastructure construction projects has created an extremely competitive bid environment in our construction sector. Certain of our competitors are global engineering and construction firms, substantially larger than us. On occasion, our relatively smaller size is evaluated to be a risk by potential project owners. Known competitors have reduced prices, presumably willing to sacrifice margin in order to keep project teams and work crews busy. Other construction companies have entered our sector of the industry looking for new work at low margins.

Nevertheless, we continue to believe that the long-term prospects for energy plant construction are extremely favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing (“fracking”) have led to a boom in natural gas supply. There is evidence that the abundant availability of cheap, less carbon-intense, natural gas will continue to be a significant factor in the economic assessment of the future for coal-fired power plants. New carbon emission standards have also become a significant obstacle for any plans to build new coal-fired power plants. The coal industry fears that future regulations limiting carbon emissions may jeopardize the continuing operation of existing coal-fired power plants. The future of clean burning coal is also uncertain as two significant plants being built by large southern utilities, touted as the showcase technology for generating clean electricity from low-quality coal, have experienced soaring construction costs.

On the other hand, the EPA has demonstrated restraint in the amount of regulation contained in its initial federal fracking rules despite the concerns voiced by environmentalists and certain state governments. We also expect continuing concerns about the safety, high cost and construction cost overrun risk of nuclear power plants. Finally, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Increasing demands for electricity, the ample supply of natural gas, and the expected retirement of old coal, nuclear and oil-powered energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. Market concerns about emissions should continue to dampen the expansion of coal-fired capacity. Low fuel prices for new natural gas-fired plants also affect the relative economics of coal-fired capacity, as does the continued rise in construction costs for new coal-fired power plants. The future development of renewable and cleaner natural gas-fired power generation facilities should result in new power facility construction opportunities for us.

Recently published forecasts of power generation reflect slightly higher coal-fired power generation over the next few years than forecasted previously because of higher natural gas prices during that period, as well as pending nuclear retirements that necessitate additional base load generation. However, electricity generation from coal is projected to flatten out and remain lower than previously projected because more coal-fired capacity is expected to be retired and fewer new coal plants are expected to be built. Coal-fired electricity generation has traditionally been the largest component of electricity generation, representing 39% of total generation in 2013. By 2035, however, natural gas generation is projected to equal coal generation. Coal and natural gas are each expected to represent 34% of total generation by 2035, but by 2040 the coal share is expected to drop to 32%, and the natural gas share is expected to increase to 35%. A separate and recent industry report forecasts that the consumption growth in natural gas and renewables in power generation is expected to offset large declines in oil, coal and nuclear demand over the next twenty to twenty-five years. It suggests that natural gas will hold a 35% share of the energy mix in the United States by 2025, replacing oil as the leading fuel in our country’s energy consumption.

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

Although the uncertain economic conditions do hamper our forecasting visibility to an unusual degree, we remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions.

Our performance on current projects should provide a stable base of business activity for the next 2 to 3 years, and a return to more typical gross margins due to the absence of sizable development success fees like those earned in the current year.

Discontinued Operations

In March 2011, we completed the sale of substantially all of the assets of Vitarich Laboratories, Inc. (“VLI”), a wholly-owned subsidiary that represented our nutritional products business, to NBTY Florida, Inc. (“NBTY”). The asset sale was consummated for an aggregate cash purchase price of up to $3,100,000 and the assumption by the purchaser of certain trade payables, accrued expenses and remaining obligations under VLI’s facility leases. Of the cash purchase price, $800,000 was paid at closing and the remaining $2,300,000 was placed into escrow. Subsequently, VLI was paid approximately $1,700,000 cash from the escrow amount as purchased inventory was used in production by NBTY and purchased accounts receivable balances were collected. Amounts received from the escrow account were recorded as sale proceeds upon receipt. In December 2011 and pursuant to the terms of the asset sale agreement, the funds remaining in the escrow account were returned to NBTY. The financial results of this business through April 30, 2012 have been presented as discontinued operations in the accompanying consolidated financial statements, including legal costs associated with this business.

Such legal costs incurred subsequent to April 30, 2012, which were not material, have been reflected in the operating results of continuing operations. The litigation matter identified above that was resolved during the current year related to VLI. The favorable effect of the reversal of the accrual established for anticipated legal costs was reflected in the selling, general and administrative expenses of continuing operations for year ended January 31, 2014. The loss from discontinued operations for the fiscal year ended January 31, 2013 was $285,000. We reported income from discontinued operations for the year ended January 31, 2012 in the amount of $1,562,000 including net gain on the sale of assets, before income taxes, in the amount of $1,312,000 and approximately $1,280,000 in income tax benefit related to the deduction, for income tax return purposes, for the worthless stock of VLI. These favorable amounts were offset partially by costs of operations incurred prior to the sale of assets and those related to the legal matter which is discussed in Note 12 to the accompanying consolidated financial statements. Net cash used by the discontinued activities of VLI for the years ended January 31, 2013 and 2012 were approximately $78,000 and $1,335,000 for the years ended January 31, 2013 and 2012, respectively. VLI was liquidated in December 2013.

Comparison of the Results of Operations for the Years Ended January 31, 2014 and 2013

The following schedule compares the results of our continuing operations for the years ended January 31, 2014 and 2013. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding year. As analyzed below the schedule, we reported net income attributable to our stockholders of approximately $40,125,000, or $2.78 per diluted share, for the fiscal year ended January 31, 2014. For the fiscal year ended January 31, 2013, we reported a comparable net income amount of $23,265,000, or $1.65 per diluted share.

	2014		2013
Revenues
Power industry services	$218,649,000	96.1%	$261,327,000	93.8%
Telecommunications infrastructure services	8,806,000	3.9%	17,308,000	6.2%

Revenues	227,455,000	100.0%	278,635,000	100.0%

Cost of revenues **
Power industry services	141,807,000	64.9%	214,817,000	82.2%
Telecommunications infrastructure services	6,800,000	77.2%	13,683,000	79.1%

Cost of revenues	148,607,000	65.3%	228,500,000	82.0%

Gross profit	78,848,000	34.7%	50,135,000	18.0%
Selling, general and administrative expenses	12,918,000	5.7%	14,350,000	5.2%

	65,930,000	29.0%	35,785,000	12.8%
Gains on the deconsolidation of variable interest entities	2,444,000	1.1%	—
Other income (expense), net	961,000	0.4%	(43,000)	*

Income from continuing operations before income taxes	69,335,000	30.5%	35,742,000	12.8%
Income tax expense	25,991,000	11.4%	13,640,000	4.9%

Income from continuing operations	$43,344,000	19.1%	$22,102,000	7.9%

Net income attributable to stockholders	$40,125,000	17.6%	$23,265,000	8.3%

*	Less than 0.1%.
**	The cost of revenues percentage amounts represents the percentage of net revenues of the applicable segment.

Revenues

Power Industry Services

The revenues of the power industry services business decreased by $42.7 million, or 16%, to $218.6 million for the year ended January 31, 2014 compared with revenues of $261.3 million last year. The revenues of this business represented 96% of consolidated revenues for the year ended January 31, 2014, and 94% of consolidated revenues for the year ended January 31, 2013. Last year, the revenues of this business segment reflected the substantial amount of construction activity underway on the natural gas-fired peaking plant that was completed in the second quarter of the current year. The final construction and commissioning phase activities performed on this project during the current year provided revenues that were approximately $105 million less than the revenues earned on this project during the year ended January 31, 2013, representing approximately 23% of this segment’s revenues for the current year. Construction activities related to a biomass-fired plant and a solar energy facility provided combined revenues representing approximately 40% of the revenues of this business segment for the current year. Revenues recognized on the EPC Contracts with the Panda Projects plus the development success fees in the amount of $27.1 million earned on the purchase of the projects by Panda represented approximately 35% of the revenues of the power industry services segment for the year ended January 31, 2014.

Telecommunications Infrastructure Services

The revenues of this business segment decreased by approximately 49% for the current year compared with last year. For the year ended January 31, 2014, approximately 32% of SMC’s revenues were derived from outside plant services provided for a statewide communications networking initiative. Our largest customer in this program was Howard County, Maryland, a key partner with the state representing a collaborative inter-government consortium of local Maryland governments that is deploying a state-wide, high-speed, fiber optic network. However, deployment efforts wound down in the current year. For the year ended January 31, 2014, revenues associated with the initiative declined by approximately 58% compared with the revenues provided by these customers last year. SMC’s exposure to the state of Maryland under this program last year also led to the award to us by the state of a large, fiber optic network equipment procurement order. Fulfillment of the deliveries under this arrangement was completed earlier this year. Deliveries of equipment under this order resulted in revenues that represented approximately 15% of SMC’s business last year, but only 2% for the current year.

Cost of Revenues

Due primarily to the decrease in consolidated revenues for the year ended January 31, 2014 compared with consolidated revenues for the year ended January 31, 2013, the corresponding consolidated cost of revenues also decreased. These costs were $148.6 million and $228.5 million for the years ended January 31, 2014 and 2013, respectively. However, the improvement of the gross profit percentage for the current year, compared with the gross profit percentage achieved last year, was due substantially to the contribution represented by the development success fees, and secondarily to the favorable project performance in the current year, particularly on the gas-fired peaking power plant project where we reached substantial completion three months ahead of schedule. In addition, the profitability of our operations last year was adversely affected by the $1.6 million charge to cost of revenues related to the Altra legal matter that is described in Note 12 to our consolidated financial statements.

Selling, General and Administrative Expenses

These costs declined by $1,432,000, or 10%, to $12,918,000 for the year ended January 31, 2014 from $14,350,000 for the year ended January 31, 2013. The favorable conclusion of the litigation matter that involved Tampa Bay Nutraceutical Company and that is described in Note 12 to our consolidated financial statements enabled us to reverse the accrual established for anticipated legal costs which resulted in a reduction of selling, general and administrative expenses for the year ended January 31, 2014 in the approximate amount of $1,304,000. In addition, last year we included approximately $1,129,000 of general and administrative expenses incurred by the Moxie Projects in our consolidated selling, general and administrative expenses; only $90,000 was recorded in the current year prior to the deconsolidations. These favorable effects were partially offset by an overall increase in compensation-related expenses for the current year in the amount of $491,000.

Income Tax Expense

For the year ended January 31, 2014, we incurred income tax expense related to continuing operations of $25,991,000 reflecting an annual effective income tax rate for continuing operations of 37.5%. This rate differs from the expected federal income tax rate of 35% due to the unfavorable effects of state income taxes and unfavorable income tax adjustments partially offset by the favorable effect of permanent differences, primarily the domestic manufacturing deduction, the deconsolidation of the VIEs and the exclusion from income of the noncontrolling interests in the income of the joint ventures for income tax reporting purposes. For the year ended January 31, 2013, we incurred income tax expense related to continuing operations of $13,640,000 reflecting an annual effective income tax rate for continuing operations of 38.2% which differed from the expected federal income tax rate of 35% due primarily to the estimated effects of state income taxes and other unfavorable income tax adjustments partially offset by the favorable effect of permanent differences. Other amounts reflected in the income tax provision amounts for the years ended January 31, 2014 and 2013 included federal income tax return-to-provision and other adjustments of $255,000 and $410,000, respectively.

Other Income

The current year deconsolidation of the Moxie Projects resulted in a total pre-tax gain for the year ended January 31, 2014 in the aggregate amount of $2,444,000. Other income for the year ended January 31, 2014 also included investment income of $961,000 (net of $10,000 in interest expense) including primarily interest earned on the notes receivable from the Moxie Projects. Last year, the interest income related to these notes was eliminated in the consolidation of the Moxie Project variable interest entities with the financial statements of Argan and our other consolidated subsidiaries.

Comparison of the Results of Operations for the Years Ended January 31, 2013 and 2012

The following schedule compares the results of our continuing operations for the years ended January 31, 2013 and 2012. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding year. As analyzed below the schedule, we reported net income attributable to our stockholders of approximately $23.3 million for the fiscal year ended January 31, 2013, or $1.65 per diluted share of our common stock. For the fiscal year ended January 31, 2012, we reported a comparable net income amount of $9.3 million, or $0.67 per diluted share.

	2013		2012
Revenues
Power industry services	$261,327,000	93.8%	$132,519,000	93.4%
Telecommunications infrastructure services	17,308,000	6.2%	9,331,000	6.6%

Revenues	278,635,000	100.0%	141,850,000	100.0%

Cost of revenues **
Power industry services	214,817,000	82.2%	111,193,000	83.9%
Telecommunications infrastructure services	13,683,000	79.1%	7,555,000	81.0%

Cost of revenues	228,500,000	82.0%	118,748,000	83.7%

Gross profit	50,135,000	18.0%	23,102,000	16.3%
Selling, general and administrative expenses	14,350,000	5.2%	11,186,000	7.9%

	35,785,000	12.8%	11,916,000	8.4%
Other income (expense), net	(43,000)	*	48,000	*

Income from continuing operations before income taxes	35,742,000	12.8%	11,964,000	8.4%
Income tax expense	13,640,000	4.9%	4,556,000	3.2%

Income from continuing operations	$22,102,000	7.9%	$7,408,000	5.2%

Net income attributable to stockholders	$23,265,000	8.3%	$9,272,000	6.5%

*	Less than 0.1%.
**	The cost of revenues percentage amounts represents the percentage of net revenues of the applicable segment.

Revenues

Power Industry Services

The revenues of the power industry services business increased significantly for the year ended January 31, 2013 to $261.3 million for the year from $132.5 million for the prior year, an increase of 97%. The revenues of this business represented approximately 94% and 93% of consolidated revenues for the years ended January 31, 2013 and 2012, respectively. The revenues of this business last year reflected performance on seven construction projects, including substantial construction activity related to a gas-fired peaking power plant, as well as equipment procurement and the commencement of construction related to a biomass-fired power plant for which we received the full notice to proceed in May 2012. We completed two wind farm efforts and a solar-panel installation project during the year. The revenues associated with the gas-fired and the biomass projects represented approximately 79% of this segment’s revenues for the year.

During the year ended January 31, 2012, we substantially completed three energy plant construction projects. Substantial work on new projects did not commence until the latter half of the fiscal year ended January 31, 2012. As a result, the revenues of our power industry services business for the year were depressed, particularly during the first three quarters of the year. For the year ended January 31, 2012, the revenues related to two projects also represented approximately 79% of the revenues of the segment. These projects included a gas-fired peaking facility and a wind-energy project that was completed early in the year ended January 31, 2013. In addition, we also completed construction of a peaking power plant that contributed revenues which represented 13% of this segment’s revenues for the year ended January 31, 2012.

Telecommunications Infrastructure Services

Primarily due to the new business discussed below, the revenues of the telecommunications services business of SMC increased by 85% to $17.3 million for the year ended January 31, 2013 compared with revenues in the amount of $9.3 million for the year ended January 31, 2012. Historically, a major portion of this segment’s revenue-producing activity has been performed pursuant to task or work orders issued under master agreements with SMC’s major customers. For the year ended January 31, 2013, approximately 39% of SMC’s revenues were derived from outside plant services provided to counties and agencies of the state of Maryland. We believe that SMC’s exposure to the state of Maryland under this program led to the award to us by the state of a fiber optic network equipment procurement order. Our fulfillment of this order resulted in revenues for the year ended January 31, 2013 that represented approximately 15% of SMC’s business for the year.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the year ended January 31, 2013, the corresponding consolidated cost of revenues also increased. These costs were $228.5 million and $118.7 million for the years ended January 31, 2013 and 2012, respectively. Our gross profit percentage increased for the year ended January 31, 2013 to 18.0% of corresponding revenues from a comparable percentage of 16.3% for the prior year due to the profitable performance of activities on several projects of both business segments. Favorable estimated profit increases were reflected during the year as work ramped up on the gas-fired peaking facility and as the wind-farm project was completed. SMC was successful in continuing to improve the profitability of most elements of its business; its gross profit percentage was 21% for the year ended January 31, 2013 compared with 19% for the year ended January 31, 2012. The profitability of our operations for the year ended January 31, 2013 was adversely affected by a charge to cost of revenues in the amount of $1.6 million recorded in the second quarter. This charge related to the Altra legal matter that is described above and in Note 12 to our consolidated financial statements.

Selling, General and Administrative Expenses

These costs increased by approximately $3.2 million, or 28%, to $14.4 million for the year ended January 31, 2013 from approximately $11.2 million for the year ended January 31, 2012. However, expressed as a percentage of corresponding consolidated revenues, these costs declined to 5.2% for the current year from 7.9% last year. The largest expense increases between years related to the increased costs associated with the Moxie Projects in the amount of $921,000, increased stock option compensation expense in the amount of $679,000, increased cash bonuses for management and staff in the amount of $612,000, compensation costs related to new employees in the amount of $268,000 and increased accounting and audit fees in the amount of $253,000 due, in part, to the Sarbanes-Oxley Act requirement for an integrated independent audit for the current year as the Company graduated to accelerated filer status at January 31, 2013.

Income Tax Expense

For the year ended January 31, 2013, we incurred income tax expense related to continuing operations in the amount of $13.6 million representing an annual effective income tax rate of 38.2%. The effective tax rate was higher than the expected federal income tax rate of 35.0% due primarily to state income taxes and unfavorable adjustments offset partially by favorable income tax effects of permanent differences, primarily the domestic manufacturing deduction. During the year, we recorded return-to-provision and other adjustments that totaled approximately $410,000. For the year ended January 31, 2012, we incurred income tax expense related to continuing operations of $4.6 million which reflected an annual effective income tax rate of 38.1% that differed from the expected federal income tax rate of 34% due primarily to the unfavorable effects of state income taxes offset partially by the favorable income tax effects of permanent differences.

Liquidity and Capital Resources as of January 31, 2014

The amount of cash and cash equivalents increased by $97,067,000 during the current fiscal year to a balance of $272,209,000 as of January 31, 2014 compared with a balance of $175,142,000 as of January 31, 2013. In addition, consolidated working capital increased during the current year by over $45 million to a balance of $133,323,000 as of January 31, 2014 from $88,562,000 as of January 31, 2013. We have an available balance of $2.9 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”), reduced during the current year by $1.35 million to cover letters of credit issued by the Bank in support of the project development activities of a potential power plant customer. During the current year, the expiration date of this arrangement was extended by the Bank to May 31, 2015.

Last year, the amount of cash and cash equivalents increased during the year by $18,618,000 from a balance of $156,524,000 as of January 31, 2012. Consolidated working capital increased during the year by approximately $12 million from $76,298,000 as of January 31, 2012.

Net cash in the amount of $98,983,000 was provided by the operating activities of continuing operations during the year ended January 31, 2014 which contributed income for the year of $43,344,000. The expected reduction during the current year in the amount of billings in excess of costs and estimated earnings related to completed projects was more than offset by the temporary increase in such amounts related to other projects, including the Panda Projects and the biomass-fired plant, resulting in a net increase to cash and cash equivalents in the amount of $61,377,000. Primarily due to the completion of the large peaking power plant construction project during the year, the balance of accounts payable and accrued liabilities declined by $9,937,000 during the current year, which represented a use of cash. Payments included funds retained by us from amounts previously billed by subcontractors and suppliers to this project. The decrease in amounts due from project owners, non-cash adjustments to income from continuing operations for the current year and the decrease in prepaid expenses and other assets provided net cash amounts of $2,016,000, $1,585,000 and $598,000 during the current year, respectively.

During the year ended January 31, 2014, we used cash in financing and investing activities in the net amount of $1,916,000. Most significantly, we paid cash dividends in November 2013 that totaled $10,640,000 and made loans to the Moxie Project entities (subsequent to their deconsolidation) that totaled $2,450,000. In addition, the deconsolidation of the Moxie Project VIEs during the current year resulted in the elimination of their cash balances from our consolidated balance sheet in the amount of $399,000. Substantially offsetting these uses of cash were the following. Upon the purchases by Panda of Moxie Liberty in August 2013 and Moxie Patriot in December 2013, we received repayment of notes receivable in the aggregate amount of $8,915,000. In addition, the amount of cash proceeds received from the exercise of stock options by employees during the year ended January 31, 2014 was $3,794,000.

Net cash in the amount of $31,564,000 was provided by the operating activities of continuing operations during the year ended January 31, 2013, including income from continuing operations of $22,102,000. The increase in construction efforts on projects active during the prior year resulted in an increase of $6,489,000 in the balance of accounts payable and accrued expenses, a source of cash for the year ended January 31, 2013, and an increase in the balance of accounts receivable in the amount of $8,826,000, a use of cash during the current year. We also received payments on projects during the current year due to the achievement of billing milestones, which resulted in a $5,389,000 temporary increase in the net amount of billings in excess of costs and estimated earnings. The balance of costs and estimated earnings in excess of billings declined during the year ended January 31, 2013, providing cash in the amount of $1,603,000. The decrease in prepaid and other assets during the prior year represented a source of cash in the amount of $2,943,000. The aggregate amount of non-cash adjustments to income from continuing operations represented a net source of cash of approximately $1,942,000 for the prior year.

During the year ended January 31, 2013, we declared and paid a cash dividend in the amount of $8,359,000. We also expended net cash in the amount of $7,263,000 for property and equipment, including approximately $3.8 million used in the power plant development activities of the Moxie Project entities and approximately $2.9 million used by GPS for the purchase and fit-up of an office property including a building large enough to combine the staff of GPS into one facility and to eliminate the need for multiple leased offices in Connecticut. During the year ended January 31, 2013, we received cash in the amount of $2,676,000 due to the receipt of cash proceeds from the exercise of stock options and the conversion of warrants in the amounts of $1,436,000 and $1,240,000, respectively.

We have pledged the majority of the Company’s assets to secure our financing arrangements with the Bank, as amended. Its consent is required for acquisitions, divestitures, cash dividends and certain investments. During the current year, we did obtain the consent of the Bank to the formation of the joint ventures described above. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies.

The arrangements also require the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At January 31, 2014 and January 31, 2013, we were in compliance with each of these financial covenants; we had no senior debt outstanding at either date.

We believe that the Company will continue to comply with its financial covenants under the financing arrangement. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangement, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of all then outstanding senior debt due and payable.

At January 31, 2014, most of the balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank. We believe that cash on hand and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future without deterioration of working capital. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

Contractual Obligations

Contractual obligations outstanding as of January 31, 2014 are summarized below:

		Amount of Commitment Expiration per Period
	Less Than			Over 5	Total
Contractual Obligations	One Year	1-3 Years	4-5 Years	Years	Commitment
Long-term debt	$—	$—	$—	$—	$—
Capital lease obligations	—	—	—	—	—
Operating leases	181,000	365,000	178,000	81,000	805,000
Purchase commitments (1)	430,000	2,000	—	—	432,000
Other long-term liabilities(2)	—	—	—	—	—

Totals	$611,000	$367,000	$178,000	$81,000	$1,237,000

(1)	Amounts represent primarily current service arrangements of Argan, Inc. Commitments pursuant to purchase orders and subcontracts related to construction contracts are not included as such amounts are expected to be funded under contract billings. We have no obligation for materials or subcontract services beyond those required to complete contracts awarded to us.
(2)	Amounts required for disclosure are long-term liabilities reflected in the consolidated balance sheet in accordance with US GAAP.

Off-Balance Sheet Arrangements

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a project owner such as a government agency or a commercial enterprise. These teaming arrangements are generally dissolved upon completion of the project or program. In addition, as discussed previously, we may obtain interests in VIEs formed by its owners for a specific purpose. During the current year and as discussed previously, the third party investor for each Moxie Project became the primary beneficiary of the corresponding VIE. Accordingly, we removed the accounts of Moxie Liberty and Moxie Patriot from our consolidated financial statements during the first and second quarters, respectively, of the current year.

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

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of January 31, 2014, the total amount of outstanding surety bonds issued under such arrangements was approximately $14.0 million.

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

The following table presents EBITDA for continuing operations for the years ended January 31, 2014, 2013 and 2012:

	2014	2013	2012
Income from continuing operations, as reported	$43,344,000	$22,102,000	$7,408,000
Interest expense	10,000	63,000	—
Income tax expense	25,991,000	13,640,000	4,556,000
Depreciation	549,000	522,000	455,000
Amortization of purchased intangible assets	243,000	243,000	334,000

EBITDA from continuing operations	70,137,000	36,570,000	12,753,000

Noncontrolling interests -
Income (loss) from operations	3,219,000	(1,448,000)	(302,000)
Interest expense	171,000	751,000	94,000
Income tax expense (benefit)	432,000	(432,000)	—

EBITDA of noncontrolling interests	3,822,000	(1,129,000)	(208,000)

EBITDA attributable to the stockholders of Argan, Inc.	$66,315,000	$37,699,000	$12,961,000

As we believe that our net cash flow from continuing operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA from continuing operations for the applicable years, as presented above, to the corresponding amounts of net cash flows provided by continuing operating activities that are presented in our consolidated statements of cash flows:

	2014	2013	2012
EBITDA	$70,137,000	$36,570,000	$12,753,000
Current income tax expense	(24,290,000)	(13,779,000)	(4,607,000)
Interest expense	(10,000)	(63,000)	—
Non-cash stock option compensation expense	1,536,000	1,316,000	637,000
Gains on the deconsolidation of VIEs	(2,444,000)	—	—
Decrease in escrowed cash	—	—	1,243,000
Decrease (increase) in accounts receivable	1,294,000	(8,826,000)	(2,976,000)
Change related to the timing of scheduled billings	62,099,000	6,992,000	56,750,000
(Decrease) increase in accounts payable and accrued liabilities	(9,937,000)	6,489,000	20,270,000
Other, net	598,000	2,943,000	(4,020,000)

Net cash provided by continuing operations	$98,983,000	$31,642,000	$80,050,000

Critical Accounting Policies

A description of the Company’s significant accounting policies, including those discussed below, is included in Note 2 to the accompanying consolidated financial statements for the year ended January 31, 2014. We consider the accounting policies related to revenue recognition on long-term construction contracts; the valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting, and the reporting of legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for variable interest entities. In addition, our accounting for revenues associated with project development services provided by the power industry services segment was significant to the financial results reported for the year ended January 31, 2014.

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

For example, during the periods since Tampa Bay Nutraceutical Company filed suit against VLI (see Note 12 to the accompanying consolidated financial statements), we established an accrued liability for legal fees that were expected to be incurred in order to defend ourselves against the allegations through the conclusion of a trial. The amount of the accrual was reversed in the current year in connection with the termination of this matter resulting in a favorable adjustment in the amount of $1,304,000 which was recorded in selling, general and administrative expenses for the year ended January 31, 2014.

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

As discussed in Note 3 to the accompanying consolidated financial statements, due to events that occurred during the current year, we determined that we were no longer the primary beneficiary of either Moxie Project entity. We recognized gains totaling $2,444,000 in the year ended January 31, 2014 in connection with the deconsolidation of these VIEs, representing reversals of the net losses incurred by the Moxie Projects prior to the deconsolidation. The deconsolidation of the Moxie Projects resulted in the removal from our consolidated balance sheet of capitalized project costs incurred by the Moxie Projects in the aggregate amount of $5,872,000. In addition, and consistent with this accounting, our consolidated statement of operations for the year ended January 31, 2014 included interest income earned on the notes receivable from the Moxie Projects subsequent to the deconsolidation of the Moxie Projects in the amount of $952,000.

Revenue Recognition

We enter into construction contracts principally on the basis of competitive bids. The types of contracts may vary and include agreements under which revenues are based on a fixed-price or cost-plus-fee basis. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Components of fee based on our achievement of certain cost or schedule objectives are included when we believe it is probable that such amounts have been earned. Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. This requires us to prepare on-going estimates of the costs to complete each contract as the project progresses. In preparing these estimates, we make significant judgments and assumptions concerning our significant costs, including materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors.

Actual costs may vary from the costs we estimate. Variations from estimated contract costs along with other risks inherent in fixed-price contracts may result in actual revenues and gross profits differing from those we estimate and could result in losses on projects or other significant unfavorable impacts on our operating results for any fiscal quarter or year. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. We review the estimate of total cost on each significant contract monthly. We believe our exposure to losses on fixed price contracts is limited by management’s experience in estimating contract costs and in making early identification of unfavorable variances as work progresses.

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for the price associated with that scope change. The costs associated with a scope change are expensed as incurred and included in the estimated amount of cost to complete the contract. We recognize revenue on an unapproved change order when realization of price approval is probable. As of January 31, 2014, there were no material unapproved change orders included in the total contract value amounts or reflected in the estimated total cost amounts of the contracts in progress. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes revenues from a claim only when an agreement on the amount of the claim has been reached.

In addition to revenues recorded during the current periods related to the core services provided by the power industry services segment, we recognized revenues associated with project development services provided by us to the Moxie Projects in the aggregate amount of $27,052,000 during the current year as presented and described in Notes 2 and 3 to the accompanying consolidated financial statements. As we were not relieved of our responsibility to provide working capital funding for the Moxie Projects (our primary responsibility under the related development agreement) until the closing of their purchases by Panda, and as the Moxie Projects did not have the means to pay development success fees until the financial closings occurred, we did not consider the development success fees related to each Moxie Project to be earned or realizable until we received payment of the fees at the closing of each purchase. We concluded that the earnings process related to the development success fees was completed on the closing dates which occurred in December 2013 and August 2013 for Moxie Patriot and Moxie Liberty, respectively. Accordingly, we recognized the fees related to each project at the time of the corresponding closing.

Goodwill and Other Indefinite-Lived Intangible Assets

In connection with the acquisitions of GPS and SMC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. Other than goodwill, most of our purchased intangible assets were determined to have finite useful lives. At January 31, 2014, the total carrying value of goodwill was approximately $18.5 million, which represented approximately 6% of consolidated total assets and is related to the acquisition of GPS. The Company has reviewed for impairment, at least annually, the carrying value of goodwill. The annual review performance date is November 1. We also perform tests for impairment of goodwill more frequently if events or changes in circumstances indicate that its value might be impaired.

As prescribed by current accounting guidance, we determine whether goodwill has been impaired or not using a two-step process of analysis. The first step of our goodwill impairment testing process is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We utilized the assistance of a professional appraisal firm in the determination of the fair value of GPS as of November 1, 2013. A variety of alternative valuation approaches were considered. As a result of the analysis, we concluded that the market multiple and the discounted cash flow analysis approaches were the most appropriate valuation techniques for this exercise.

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

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment, which is intended to simplify the two-step goodwill impairment test required by current guidance. The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting entity unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors.

We chose to conduct our assessment of goodwill as of November 1, 2013 in accordance with the testing requirements of the guidance before amendment. However, in the future we may elect to perform qualitative evaluations of GPS in order to support the position that impairment of the goodwill of GPS has not occurred and that its fair value continues to exceed its carrying value, thus avoiding the performance of the two-step quantitative goodwill impairment test for GPS.

Long-Lived Assets

Our long-lived assets consist primarily of the building purchased by us during the year ended January 31, 2013, related building improvements and equipment used in our operations. Fixed assets are carried at cost and such costs other than land are depreciated over their estimated useful lives, ranging from five to thirty-nine years, using the straight-line method for financial reporting purposes and accelerated methods for tax reporting purposes. The carrying value of certain long-lived assets is evaluated periodically when events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. If events and circumstances such as poor operating results of the applicable business segment indicate that the asset(s) should be reviewed for possible impairment, we use projections to assess whether future cash flows, including disposition, on a non-discounted basis related to the tested assets, are likely to exceed the recorded carrying amount of the assets to determine if an impairment exists. If we identify a potential impairment, we will estimate the fair value of the assets through known market transactions of similar equipment and other valuation techniques, which could include the use of similar projections on a discounted basis. We will record a loss to the extent that the carrying value of the impaired assets exceeds their fair value.

Deferred Tax Assets

As of January 31, 2014 and 2013, our consolidated balance sheets included net deferred tax liabilities and net deferred tax assets in the amounts of $114,000 and $1,639,000, respectively. These amounts reflect differences in the periods in which certain transactions are recognized for financial and income tax reporting purposes. The movement in the net deferred tax position during the current year reflected the realization of the deferred tax assets associated with the legal accrual that was reversed as discussed above and the losses accumulated by the Moxie Project entities prior to their deconsolidation. In addition, we are building deferred tax liability balances related to the portion of goodwill that is being amortized for income tax reporting purposes and the allowable deferral of the gross profit earned on the Panda Patriot project during the initial phase of construction.

In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, we believe that the historically strong earnings performance of our power industry services business segment will continue during the periods in which the applicable temporary income tax differences become deductible. Accordingly, we believe that it is more likely than not that we will realize the benefit of any of our deferred tax assets.

Stock Options

We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the awards and recognize the corresponding expense amounts over the vesting periods which are typically one year. Options to purchase 303,000, 293,000 and 212,500 shares of our common stock were awarded during the three years ended January 31, 2014 with weighted average fair value per share amounts of $4.40, $5.65 and $5.09, respectively. The amounts of compensation expense recorded during the corresponding years related to vesting stock options were $1,536,000, $1,316,000 and $637,000, respectively. We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations which are disclosed in Note 13 to the accompanying consolidated financial statements and include the risk-free interest rate, the expected volatility of the market price of our common stock and the expected life of the stock option. We use the “simplified method” in developing the estimates of the expected lives of stock options, as we believe that our historical stock option exercise experience is insufficient to provide a reasonable basis upon which to estimate expected lives. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards. In addition, during the current year, we began to include an estimated dividend yield in the assumptions used to determine the fair value of stock option awards in recognition of our recent history of paying annual cash dividends to our stockholders.

Legal Contingencies

As discussed in Note 12 to the accompanying consolidated financial statements, we do become involved in legal matters where litigation has been initiated or claims have been made against us. At this time, we do not believe that a material loss is probable related to any of the current matters discussed therein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the outcomes of these legal matters change, significant losses or additional costs may be recorded. On the other hand, and as discussed above, the final outcome of a legal matter may result in the reversal of accrued liabilities established in prior periods.

Adopted and Other Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. During the three years in the period ended January 31, 2014, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose the Company to market risk.

In addition, we are subject to fluctuations in prices for commodities including copper, concrete, steel products and fuel. Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for copper, concrete, steel and fuel. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. We attempt to include the anticipated amounts of price increases in the costs of our bids.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements on page 52 of this Annual Report on Form 10-K.

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

Management assessed our internal control over financial reporting as of January 31, 2014, the end of the fiscal year, based on assessment criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2014 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be incorporated by reference to our 2014 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be incorporated by reference to our 2014 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be incorporated by reference to our 2014 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be incorporated by reference to our 2014 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be incorporated by reference to our 2014 Proxy Statement relating to the election of directors and other matters which is expected to be filed by us pursuant to Regulation 14A, within 120  days after the close of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS.

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description

3.1	Certificate of Incorporation, as amended. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

3.2	Bylaws. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2009.

4.1	Stock Purchase Agreement dated as of May 4, 2006 between Argan, Inc. and the purchasers identified on Schedule A attached thereto. (a)

4.2	Stock Purchase Agreement dated as of December 8, 2006 by and among Argan, Inc. and the purchasers identified on Schedule A attached thereto. (b)

4.3	Stock Purchase Agreement dated as of December 8, 2006 by and between Argan, Inc. and Argan Investments LLC. (b)

4.4	Registration Rights Agreement dated December 8, 2006 by and between Argan, Inc. and Argan Investments LLC. (b)

10.1	2001 Incentive Stock Option Plan. Incorporated by reference to the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on August 6, 2001.

10.2	Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Rainer H. Bosselmann. Incorporated by reference to the Company’s Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 5, 2005.

10.3	Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Arthur F. Trudel. Incorporated by reference to the Company’s Form 8-K dated January 3, 2005, filed with the Securities and Exchange Commission on January 5, 2005.

10.4	Membership Interest Purchase Agreement, dated as of December 6, 2006, by and among, Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (b)

10.5	Stock Purchase Agreement, dated as of December 8, 2006, by and among Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (b)

10.6	Amended and Restated Employment Agreement, dated April 1, 2011, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC and William F. Griffin, Jr. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.

10.7	First Amendment to Amended and Restated Employment Agreement, dated as of December 17, 2013, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Plant Operations, LLC and William F. Griffin, Jr. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2013.

10.8	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Southern Maryland Cable, Inc.) in favor of Bank of America, N.A. (b)

10.9	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems, LLC) in favor of Bank of America, N.A. (b)

10.10	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power, Inc.) in favor of Bank of America, N.A. (b)

10.11	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems California, Inc.) in favor of Bank of America, N.A. (b)

10.12	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Gemma Power Systems, LLC (on behalf of Gemma Power Hartford, LLC) in favor of Bank of America, N.A. (b)

10.13	Pledge and Assignment Agreement dated as of December 8, 2006 by Argan, Inc. in favor of Bank of America, N.A. for the benefit of Travelers Casualty and Surety Company of America. (b)

10.14	Second Amended and Restated Financing and Security Agreement dated December 11, 2006 by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. (b)

10.15	First Amendment to Second Amended and Restated Financing and Security Agreement, dated March 28, 2008, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 24, 2008.

10.16	Second Amendment to Second Amended and Restated Financing and Security Agreement, dated June 3, 2008, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2009.

10.17	Third Amendment to Second Amended and Restated Financing and Security Agreement, dated April 26, 2010, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 8, 2010.

10.18	Fifth Amended and Restated Revolving Credit Note dated April 26, 2010, issued by Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc. and Gemma Power Hartford, LLC in favor of Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 8, 2010.

10.19	Consent and Release Agreement, dated February 1, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2011.

10.20	Fourth Amendment to Second Amended and Restated Financing and Security Agreement, dated February 1, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2011.

10.21	Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated May 31, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 13, 2011.

10.22	Sixth Amendment to Second Amended and Restated Financing and Security Agreement, dated October 17, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on December 14, 2011.

10.23	Consent and Seventh Amendment to the Second Amended and Restated Financing and Security Agreement, dated May 23, 2013, with Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on September 6, 2013.

10.24	Asset Purchase Agreement, dated March 11, 2011, by and among Vitarich Laboratories, Inc., NBTY Florida, Inc. and Argan, Inc. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2011.

10.25	Escrow Agreement, dated March 11, 2011, by and among NBTY Florida, Inc., Vitarich Laboratories, Inc., Farrell Fritz, P.C. and Argan, Inc. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 17, 2011.

10.26	Argan, Inc. 2011 Stock Plan (Revised as of 4-3-13). Incorporated by reference to the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on May 2, 2013.

14.1	Code of Ethics. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

14.2	Argan, Inc. Code of Conduct (Amended January 2007). Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 26, 2007.

21	Subsidiaries of the Company.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (c)

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002. (c)

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002. (c)

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002. (c)

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002. (c)

101.INS#	XBRL Instance Document. (c)

101.SCH#	XBRL Schema Document. (c)

101.CAL#	XBRL Calculation Linkbase Document. (c)

101.LAB#	XBRL Labels Linkbase Document. (c)

101.PRE#	XBRL Presentation Linkbase Document. (c)

101.DEF#	XBRL Definition Linkbase Document. (c)

(a)	Incorporated by reference to the Company’s Form 8-K, dated May 4, 2006, filed with the Securities and Exchange Commission on May 9, 2006.
(b)	Incorporated by reference to the Company’s Form 8-K, dated December 8, 2006, filed with the Securities and Exchange Commission on December 14, 2006.
(c)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer
Dated: April 14, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer	April 14, 2014
Rainer H. Bosselmann	(Principal Executive Officer)

/s/ Arthur F. Trudel	Senior Vice President, Chief Financial Officer and	April 14, 2014
Arthur F. Trudel	Secretary
(Principal Accounting and Financial Officer)

/s/ Henry A. Crumpton	Director	April 14, 2014
Henry A. Crumpton

/s/ Cynthia A. Flanders	Director	April 14, 2014
Cynthia A. Flanders

/s/ William F. Griffin	Director	April 14, 2014
William F. Griffin

/s/ William F. Leimkuhler	Director	April 14, 2014
William F. Leimkuhler

/s/ W. G. Champion Mitchell	Director	April 14, 2014
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 14, 2014
James W. Quinn

/s/ Brian R. Sherras	Director	April 14, 2014
Brian R. Sherras

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 31, 2014, and our report dated April 11, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

McLean, Virginia

April 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argan, Inc. and subsidiaries as of January 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 11, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

McLean, Virginia

April 14, 2014

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

	2014	2013
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$272,209,000	$175,142,000
Accounts receivable, net of allowance for doubtful accounts	23,687,000	24,879,000
Costs and estimated earnings in excess of billings	527,000	1,178,000
Deferred income tax assets	178,000	1,303,000
Prepaid expenses and other current assets	1,958,000	1,606,000

TOTAL CURRENT ASSETS	298,559,000	204,108,000
Property, plant and equipment, net of accumulated depreciation (including $5,309,000 in costs related to variable interest entities as of January 31, 2013)	4,183,000	9,468,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	2,088,000	2,331,000
Deferred income tax and other assets	—	341,000

TOTAL ASSETS	$323,306,000	$234,724,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,589,000	$32,699,000
Accrued expenses	7,911,000	9,488,000
Billings in excess of costs and estimated earnings	134,736,000	73,359,000

TOTAL CURRENT LIABILITIES	165,236,000	115,546,000
Deferred income tax and other liabilities	293,000	10,000

TOTAL LIABILITIES	165,529,000	115,556,000

COMMITMENTS AND CONTINGENCIES (see Notes 11 and 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 14,289,134 and 13,977,560 shares issued at January 31, 2014 and 2013, respectively; 14,285,901 and 13,974,327 shares outstanding at January 31, 2014 and 2013, respectively	2,143,000	2,096,000
Additional paid-in capital	100,863,000	95,004,000
Retained earnings	53,335,000	23,850,000
Treasury stock at cost – 3,233 shares at January 31, 2014 and 2013	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	156,308,000	120,917,000
Noncontrolling interests	1,469,000	(1,749,000)

TOTAL EQUITY	157,777,000	119,168,000

TOTAL LIABILITIES AND EQUITY	$323,306,000	$234,724,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31,

	2014	2013	2012
Revenues
Power industry services	$218,649,000	$261,327,000	$132,519,000
Telecommunications infrastructure services	8,806,000	17,308,000	9,331,000

Revenues	227,455,000	278,635,000	141,850,000

Cost of revenues
Power industry services	141,807,000	214,817,000	111,193,000
Telecommunications infrastructure services	6,800,000	13,683,000	7,555,000

Cost of revenues	148,607,000	228,500,000	118,748,000

Gross profit	78,848,000	50,135,000	23,102,000
Selling, general and administrative expenses	12,918,000	14,350,000	11,186,000

	65,930,000	35,785,000	11,916,000
Gains on the deconsolidation of variable interest entities	2,444,000	—	—
Other income (expense), net	961,000	(43,000)	48,000

Income from continuing operations before income taxes	69,335,000	35,742,000	11,964,000
Income tax expense	25,991,000	13,640,000	4,556,000

Income from continuing operations	43,344,000	22,102,000	7,408,000

Discontinued operations
(Loss) income from discontinued operations before income tax benefit (see Note 19)	—	(405,000)	282,000
Income tax benefit	—	120,000	1,280,000

(Loss) income from discontinued operations	—	(285,000)	1,562,000

Net income	43,344,000	21,817,000	8,970,000
Income (loss) attributable to noncontrolling interests	3,219,000	(1,448,000)	(302,000)

Net income attributable to the stockholders of Argan, Inc.	$40,125,000	$23,265,000	$9,272,000

Earnings (loss) per share attributable to the stockholders of Argan, Inc.
Continuing operations (see Note 15)
Basic	$2.85	$1.71	$0.57

Diluted	$2.78	$1.67	$0.56

Discontinued operations
Basic	—	$(0.02)	$0.11

Diluted	—	$(0.02)	$0.11

Net income
Basic	$2.85	$1.69	$0.68

Diluted	$2.78	$1.65	$0.67

Weighted average number of shares outstanding
Basic	14,072,000	13,784,000	13,612,000

Diluted	14,427,000	14,116,000	13,792,000

Cash dividend per common share	$0.75	$0.60	$0.50

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2014, 2013 AND 2012

	Common Stock			Additional
	Outstanding Shares	Par Value	Warrants	Paid-in Capital	Retained Earnings	Noncontrolling Interests	Treasury Stock	Total Equity
Balance, February 1, 2011	13,598,994	$2,040,000	$601,000	$88,561,000	$6,476,000	$—	$(33,000)	$97,645,000
Net income (loss)	—	—	—	—	9,272,000	(302,000)	—	8,970,000
Exercise of stock options	55,038	8,000	—	499,000	—	—	—	507,000
Conversion of stock warrants	3,000	1,000	(11,000)	33,000	—	—	—	23,000
Stock option vesting	—	—	—	637,000	—	—	—	637,000
Reversal of excess tax benefit on forfeited stock options	—	—	—	(16,000)	—	—	—	(16,000)
Dividends	—	—	—	—	(6,804,000)	—	—	(6,804,000)
Other	833	—	—	—	—	1,000	—	1,000

Balance, January 31, 2012	13,657,865	2,049,000	590,000	89,714,000	8,944,000	(301,000)	(33,000)	100,963,000
Net income (loss)	—	—	—	—	23,265,000	(1,448,000)	—	21,817,000
Exercise of stock options	153,962	23,000	—	1,413,000	—	—	—	1,436,000
Conversion of stock warrants	160,000	24,000	(590,000)	1,806,000	—	—	—	1,240,000
Stock option vesting	—	—	—	1,316,000	—	—	—	1,316,000
Release of restricted stock	2,500	—	—	25,000	—	—	—	25,000
Excess tax benefit on exercised stock options and converted warrants	—	—	—	730,000	—	—	—	730,000
Dividends	—	—	—	—	(8,359,000)	—	—	(8,359,000)

Balance, January 31, 2013	13,974,327	2,096,000	—	95,004,000	23,850,000	(1,749,000)	(33,000)	119,168,000
Net income	—	—	—	—	40,125,000	3,219,000	—	43,344,000
Exercise of stock options	309,074	46,000	—	3,722,000	—	—	—	3,768,000
Stock option vesting	—	—	—	1,536,000	—	—	—	1,536,000
Release of restricted stock	2,500	1,000	—	25,000	—	—	—	26,000
Excess tax benefit on exercised stock options	—	—	—	576,000	—	—	—	576,000
Dividends	—	—	—	—	(10,640,000)	—	—	(10,640,000)
Deconsolidation of VIEs	—	—	—	—	—	(1,000)	—	(1,000)

Balance, January 31, 2014	14,285,901	$2,143,000	$—	$100,863,000	$53,335,000	$1,469,000	$(33,000)	$157,777,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,344,000	$21,817,000	$8,970,000
Removal of loss (income) on discontinued operations	—	285,000	(1,562,000)

Income from continuing operations	43,344,000	22,102,000	7,408,000
Adjustments to reconcile income from continuing operations to net cash provided by continuing operating activities:
Gains on the deconsolidation of variable interest entities	(2,444,000)	—	—
Non-cash stock compensation expense	1,536,000	1,316,000	637,000
Depreciation	549,000	522,000	455,000
Amortization of purchased intangible assets	243,000	243,000	334,000
Deferred income tax expense (benefit)	1,701,000	(139,000)	(51,000)
Changes in operating assets and liabilities:
Accounts receivable	1,294,000	(8,826,000)	(2,976,000)
Restricted cash	—	—	1,243,000
Costs and estimated earnings in excess of billings	722,000	1,603,000	(1,338,000)
Prepaid expenses and other assets	598,000	2,943,000	(4,020,000)
Accounts payable and accrued expenses	(9,937,000)	6,489,000	20,270,000
Billings in excess of costs and estimated earnings	61,377,000	5,389,000	58,088,000

Net cash provided by continuing operating activities	98,983,000	31,642,000	80,050,000
Net cash used in discontinued operating activities	—	(78,000)	(1,335,000)

Net cash provided by operating activities	98,983,000	31,564,000	78,715,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(1,136,000)	(7,263,000)	(1,738,000)
Net cash provided by the sale of the assets of VLI	—	—	2,528,000

Net cash (used in) provided by investing activities	(1,136,000)	(7,263,000)	790,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans to deconsolidated variable interest entities	(2,450,000)	—	—
Payments received on loans made to deconsolidated variable interest entities	8,915,000	—	—
Deconsolidation of the cash of variable interest entities	(399,000)	—	—
Proceeds from the exercise of stock options and conversion of warrants	3,794,000	2,676,000	531,000
Dividends	(10,640,000)	(8,359,000)	(6,804,000)

Net cash used in financing activities	(780,000)	(5,683,000)	(6,273,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	97,067,000	18,618,000	73,232,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	175,142,000	156,524,000	83,292,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$272,209,000	$175,142,000	$156,524,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$24,723,000	$9,977,000	$5,097,000

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014, 2013 AND 2012

NOTE 1 – DESCRIPTION OF THE BUSINESS

Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provide the substantial portion of consolidated revenues, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. The combination of GPS and its consolidated joint ventures and variable interest entities represents our power industry services business segment. Through SMC, the services of the telecommunications infrastructure services segment include project management, construction, installation and maintenance provided to commercial, local government and federal government customers primarily in the mid-Atlantic region.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which GPS is deemed to be the primary beneficiary (see Note 3). The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 16, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses, and certain financial statement disclosures. Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but are not limited to, the Company’s accounting for revenue recognition, the determination of the allowance for doubtful accounts, the valuation of assets with long and indefinite lives including goodwill, the evaluation of contingent obligations and the valuation of deferred taxes. Actual results could differ from these estimates.

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

The carrying value amounts of the Company’s cash and cash equivalents, accounts and notes receivable, accounts payable and other current liabilities are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value of business segments (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using an average of valuations based on market multiples and discounted cash flows, and consideration of our market capitalization.

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

Goodwill – At least annually, the Company reviews the carrying value of goodwill for impairment. Goodwill impairment is determined using the two-step process.

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

Long-Lived Assets – The carrying amount of long-lived assets, consisting primarily of property, plant and equipment and purchased intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. The Company compares the carrying value of the long-lived asset to the undiscounted future cash flows expected to result from the use of the asset. In the event the Company determines that the carrying value of the asset is not recoverable, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is generally determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets are described in Note 9.

Revenue Recognition, Power Industry Services – Revenues are recognized under various construction agreements, including agreements for which revenues are based on either a fixed price or cost-plus-fee basis, with typical durations of one to three years. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Revenues from fixed price construction agreements, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Unapproved change orders, which represent contract variations for which the Company has project owner approval for scope changes but not for the price associated with the scope changes, are reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. As of January 31, 2014, there were no material unapproved change orders included in the total contract value amounts or reflected in the estimated total cost amounts of the contracts in progress. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes revenues related to a claim only when an agreement on the amount has been reached with the project owner. Construction agreements may contain incentive fees that provide for increasing the Company’s total fee on a particular contract based on the actual amount of costs incurred in relation to an agreed upon target cost. The Company includes such fees in the determination of total estimated revenues when management believes that it is probable that such fees have been earned, which is typically near the end of the contract performance period.

The following schedule presents revenues for the two categories of power industry services provided during the years ended January 31, 2014, 2013 and 2012. Core services represent primarily the ongoing activities conducted pursuant to engineering, construction and procurement contracts for energy plant project owners. The revenues associated with project development services include additional amounts earned upon the success of activities performed by project developers including the closing of permanent financing.

Category of Service	2014	2013	2012
Core services	$191,597,000	$261,327,000	$132,519,000
Project development services	27,052,000	—	—

Revenues	$218,649,000	$261,327,000	$132,519,000

Revenue Recognition, Telecommunications Infrastructure Services – This business segment generates revenues under various arrangements, including contracts for which revenues are based on either a fixed price or a time and materials basis. Revenues from time and materials contracts are recognized when the related services are provided to the customer. Revenues from fixed price contracts, including portions of estimated profit, are recognized as services are provided, based on costs incurred and estimated amounts of total contract costs using the percentage of completion method. Many of the contracts include multiple deliverables. Because these projects are fully integrated undertakings, the Company cannot separate the services provided into individual components. Losses on contracts, if any, are recognized in the periods in which they become known.

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

NOTE 3 – SPECIAL PURPOSE ENTITIES

Consolidation of the Moxie Project Entities

Moxie Energy, LLC (“Moxie”), a Delaware limited liability company, formed a pair of wholly-owned limited liability companies in order to sponsor the development of two natural gas-fired power plant projects (the “Moxie Projects”). The strategy of Moxie was to build the corresponding power plants in the Marcellus Shale region of Pennsylvania near the natural gas source, eliminating the need to transport natural gas via pipelines over long distances to supply the power production plants. The Moxie Project entities, Moxie Liberty LLC (“Moxie Liberty”) and Moxie Patriot LLC (“Moxie Patriot”) together referred to as the “Moxie Project Entities,” were engaged in the lengthy process of planning, obtaining permits and arranging financing for the construction, ownership and operation of the power plants.

Under a development agreement with Moxie, as amended and restated, Gemma Power, Inc. (“GPI,” an affiliate included in the GPS group of companies and wholly owned by Argan) supported the development of these two projects with loans that were made in order to cover most of the costs of the development efforts. GPI was authorized by the Company’s board of directors to extend loans to the Moxie Project Entities that could total up to $10 million. Moxie supported the arrangement by providing GPI with a first priority lien and security interest in all of the assets of the Moxie Project Entities, limited recourse guarantees of all of the obligations of the entities, and first priority liens on its membership interests in the two entities. The admission of any additional investor that would change the control of Moxie or either of the Moxie Project Entities required the prior approval of GPI. Pursuant to the development agreement, Moxie provided GPI with the right to receive development success fees and granted GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts.

Primarily due to the Moxie Project Entities not having sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities were considered to be variable interest entities (“VIEs”). Despite not having an ownership interest in the Moxie Project Entities, GPI was the primary beneficiary of these VIEs due substantially to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects were not successful, the opportunity for GPI to receive development success fees and the intent of the parties for GPS to be awarded large contracts for the construction of the two power plants. Accordingly, the Company included the accounts of the VIEs of Moxie in its consolidated financial statements for the years ended January 31, 2013 and 2012.

The loss (net of income tax benefit) associated with the Moxie Project Entities incurred prior to the deconsolidation of the entities described below, and therefore included in the consolidated results of operations for the year ended January 31, 2014, was approximately $77,000. The losses (net of income tax benefit) associated with the Moxie Project Entities and included in the consolidated results of operations for the years ended January 31, 2013 and 2012 totaled $1,448,000 and $302,000, respectively.

Deconsolidation of the Moxie Project Entities

During the year ended January 31, 2014, Moxie reached agreements for the purchase of its membership interests in the Moxie Project Entities by affiliates of Panda Power Funds (“Panda”). The consummation of the purchase of each Moxie Project Entity was contingent upon Panda securing permanent financing for the corresponding project. In order to support the continuing progress of each project, Panda 1) provided collateral supporting the rights of Moxie Liberty and Moxie Patriot to connect to the electricity grid, 2) made equipment deposit payments to the manufacturer of the natural gas-fired turbines, and 3) commenced payments to GPS under the corresponding engineering, procurement and construction contracts after the Moxie Project Entities provided GPS with limited notices-to-proceed. The equipment deposit funding was provided by Panda under secured loans. The membership interest purchase agreements required the Moxie Project Entities to continue to conduct the remaining development activities. However, the rights of the Moxie Project Entities to conduct any activities that deviated from the development plans were subject to the approval of Panda. Also, GPI consented to the secured lending arrangements with Panda and agreed to equal priority regarding claims (neither party had a priority of payment over or was subordinate to the other) and the methods for sharing the proceeds of any debt payments made by the Moxie Project Entities. In addition, the Moxie Project Entities entered into separate engineering, procurement and construction contracts with GPS for the Liberty and Patriot Power Projects (the “EPC Contracts”).

With the completion of the agreements described above, the power to direct the economic activities of the Moxie Project Entities that most affected their economic performance shifted. GPI was no longer the primary beneficiary of either of the VIEs. Panda became the primary source of financial support for the pre-construction phase of the related projects, providing significant financing in order to secure connections to the electricity grid and to pay for the natural gas-fired turbines, the most significant equipment components of the power plants. Through the EPC Contracts, GPS transitioned into its typical role of engineering, procurement and construction contractor where it is subject to the direction of the owner of the projects. Panda funded payments made to GPS in order to cover certain costs incurred under the EPC Contracts. Further, the identification of sources and structuring of the permanent financing for the Moxie Projects were activities directed and completed primarily by Panda. As a result, the Company ceased the consolidation of the Moxie Project Entities during the current fiscal year. The elimination of the accounts of Moxie Project Entities from the Company’s consolidated financial statements, including the accumulated net losses of these VIEs, resulted in pre-tax gains recognized by GPI which totaled $2,444,000.

Development Success Fees Associated with the Moxie Project Entities

In August and December 2013, respectively, Panda completed the purchase of and permanent financing for Moxie Liberty and Moxie Patriot and renamed the project entities Panda Liberty LLC (“Panda Liberty”) and Panda Patriot LLC (“Panda Patriot”). Also, GPS received full notices-to-proceed under the EPC Contracts. In connection with the closings, GPI received cash from the Moxie Project Entities in the aggregate amount of $37,863,000, including the receipt of the development success fees in the total amount of $27,052,000 which has been included in the revenues of the power industry services segment for the year ended January 31, 2014 and the repayment of notes receivable and accrued interest in the aggregate amount of $10,811,000. From the dates of deconsolidation through the dates of purchase of the Moxie Project Entities by Panda, GPI earned interest income on its notes receivable in the aggregate amount of $952,000. This amount was included in other income in the consolidated statement of operations for the year ended January 31, 2014.

As GPI was not relieved of its responsibility to provide working capital funding for the Moxie Projects (its primary responsibility under the related development agreement) until the closing of their purchases by Panda, and as the Moxie Projects did not have the means to pay development success fees until the financial closings occurred, the development success fees related to each Moxie Project were not earned or realizable until GPI received payment of the fees at the closing of each purchase. Management concluded that the earnings process related to the development success fees was completed on the closing dates which occurred in December 2013 and August 2013 for Moxie Patriot and Moxie Liberty, respectively. Accordingly, we recognized the fees related to each project at the time of the corresponding closing.

Construction Joint Ventures

During the current year, GPS assigned the EPC Contracts to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under the EPC Contracts. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts. The joint venture partners will dedicate resources that are necessary to complete the projects and will be reimbursed for their costs. GPS expects to perform most of the activities of the EPC Contracts. Due to the financial control of GPS, the accounts of the joint ventures were included in the consolidated financial statements for the year ended January 31, 2014.

NOTE 4 – PAYMENT OF SPECIAL CASH DIVIDENDS

In September 2013, the Company’s board of directors declared a special cash dividend of $0.75 per share of common stock, which was paid on November 7, 2013 to stockholders of record at the close of business on October 15, 2013. During the years ended January 31, 2013 and 2012, the Company declared and paid special cash dividends of $0.60 and $0.50 per share of common stock, respectively.

NOTE 5 – CASH AND CASH EQUIVALENTS

The Company holds cash on deposit in excess of federally insured limits and has liquid mutual fund investments at Bank of America (the “Bank”). Management does not believe that the risks associated with keeping deposits in excess of federal deposit limits or holding investments in liquid mutual funds represent material risks.

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At January 31, 2014, a significant portion of the balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank.

The amount of cash and cash equivalents in the consolidated balance sheet as of January 31, 2014 included cash held within the consolidated joint venture entities that were formed during the current year. Such cash, which amounted to approximately $117.7 million as of January 31, 2014, will be used for activities of those construction joint ventures including future distributions to joint venture partners.

NOTE 6 – ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at January 31, 2014 and 2013 were approximately $22.7 million and $20.2 million, respectively. Such retainage amounts represent funds withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the project owner. The lengths of retention periods may vary, but for material amounts outstanding as of January 31, 2014, the remaining periods range between ten (10) and twenty-nine (29) months.

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

The amount of the allowance for doubtful accounts at January 31, 2014 and 2013 was approximately $5.5 million. In fiscal year 2010, the balance of the accounts receivable from the owner of a partially completed construction project was written down to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, this remaining accounts receivable amount was fully reserved. The amounts of the provision for accounts receivable losses for the years ended January 31, 2014, 2013 and 2012 were not material.

NOTE 7 – COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The Company’s billing practices are governed primarily by the contract terms of each project based on the achievement of milestones, pre-agreed schedules or progress towards completion approved by the project owner. Billings do not necessarily correlate with revenues recognized under the percentage-of-completion method of accounting.

The tables below set forth the aggregate amount of costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through January 31, 2014 and 2013, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the consolidated balance sheets at those dates.

	2014	2013
Costs incurred on uncompleted contracts	$162,137,000	$259,390,000
Estimated accrued earnings	21,961,000	48,724,000

	184,098,000	308,114,000
Less – Billings to date	318,307,000	380,295,000

	$134,209,000	$72,181,000

Costs and estimated earnings in excess of billings	$527,000	$1,178,000
Billings in excess of costs and estimated earnings	134,736,000	73,359,000

	$134,209,000	$72,181,000

Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes, insurance, job supervision and equipment charges. The amounts of costs and estimated earnings in excess of billings are expected to be billed and collected in the normal course of business.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at January 31, 2014 and 2013:

	2014	2013
Land and improvements	$473,000	$471,000
Building and improvements	2,779,000	2,587,000
Furniture, machinery and equipment	3,560,000	3,060,000
Trucks and other vehicles	1,578,000	1,803,000
Construction project costs of variable interest entities	—	5,309,000

	8,390,000	13,230,000
Less – accumulated depreciation	4,207,000	3,762,000

Property, plant and equipment, net	$4,183,000	$9,468,000

In June 2012, GPS purchased an office building and the underlying land for a cash price of $1,955,000. The building is large enough to combine the staff of GPS into one facility, and the purchase eliminated the need for leased office space in Connecticut. Depreciation expense amounts related to continuing operations for property and equipment were $549,000, $522,000 and $455,000 for the fiscal years ended January 31, 2014, 2013 and 2012, respectively. The costs of maintenance and repairs related to continuing operations were $250,000, $325,000 and $295,000 for the years ended January 31, 2014, 2013 and 2012, respectively.

NOTE 9 – PURCHASED INTANGIBLE ASSETS

In connection with the acquisitions of GPS and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including trade names and non-compete agreements. The goodwill included in the balance sheets at January 31, 2014 and 2013 in the amount of $18,476,000 relates entirely to the acquisition of GPS. For income tax reporting purposes, goodwill allocated to GPS in the approximate amount of $12.3 million is being amortized on a straight-line basis over periods of 15 years. The excess amount of the Company’s goodwill is not amortizable for income tax reporting purposes.

The Company’s other purchased intangible assets consisted of the following elements. The Company determined the fair values of the GPS and SMC trade names using a relief-from-royalty methodology. The Company also considered recognition by potential customers of a trade name such as GPS. The Company believes that the useful life of the GPS trade name is fifteen years, the period over which the trade name is expected to contribute to future cash flows. Management concluded that the useful life of the SMC trade name was indefinite since it is expected to contribute directly to future cash flows in perpetuity. The fair value amounts of three non-compete agreements with the former owners of acquired businesses were determined at the time of the acquisitions by discounting the estimated reductions in the cash flows that would be expected if the key employees were to leave the Company. The Company amortized the fair value amounts ascribed to the non-compete agreements over five years, the contractual length of each non-compete agreement.

The net carrying amounts of the Company’s intangible assets, other than goodwill, consisted of the following at January 31, 2014 and 2013:

	2014	2013
Trade name—GPS	$1,907,000	$2,150,000
Trade name—SMC	181,000	181,000

Totals	$2,088,000	$2,331,000

As of January 31, 2014 and 2013, the amounts of accumulated amortization associated with the trade name of GPS were $1,736,000 and $1,493,000, respectively. Amortization expense was $243,000, $243,000 and $334,000 for the years ended January 31, 2014, 2013 and 2012, respectively, including $91,000 in the year ended January 31, 2012 associated with fully amortized non-compete agreements. The estimated amounts of amortization expense related to the trade name of GPS for the next five fiscal years are presented below:

2015	$243,000
2016	243,000
2017	243,000
2018	243,000
2019	243,000
Thereafter	692,000

Total	$1,907,000

NOTE 10 – FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank. The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2015, with interest at LIBOR plus 2.25%. During the current year, available funds in the total amount of $1.35 million were designated to cover letters of credit issued by the Bank in support of the project development activities of a potential power plant customer. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. There were no actual borrowings outstanding under the Bank financing arrangements as of January 31, 2014 or 2013.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is required for acquisitions, divestitures, certain investments and cash dividends. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends (using a rolling 12-month period) including covenants that (1) the ratio of total funded debt to EBITDA (as defined by the Bank) not exceed 2 to 1, (2) the fixed charge coverage ratio be not less than 1.25 to 1, and (3) the ratio of senior funded debt to EBITDA not exceed 1.50 to 1.

At January 31, 2014 and 2013, the Company was in compliance with the financial covenants of its amended financing arrangements. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements.

NOTE 11 – COMMITMENTS

The Company leases certain office space and other facilities under non-cancelable operating leases expiring on various dates through February 2017. Certain leases contain renewal options. As it is management’s intention to continue to occupy the headquarters facility of SMC, the future minimum lease payment amounts presented below include the payment amounts associated with three remaining two-year option terms. None of the Company’s leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

The amounts of rent included in the selling, general and administrative expenses of continuing operations were $171,000, $390,000 and $443,000 for the years ended January 31, 2014, 2013 and 2012, respectively. The amounts of rent incurred on construction projects and included in the costs of revenues of continuing operations were $3,612,000, $7,567,000 and $4,386,000 for the years ended January 31, 2014, 2013 and 2012, respectively. The following is a schedule of future minimum lease payments for the operating leases of continuing operations that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2014:

2015	$181,000
2016	183,000
2017	182,000
2018	89,000
2019	89,000
Thereafter	81,000

Total	$805,000

NOTE 12 – LEGAL CONTINGENCIES

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that none of the current claims and proceedings could have a material effect on the Company’s consolidated financial statements other than the matters discussed below. The material amounts of any legal fees expected to be incurred in connection with these matters are accrued when such amounts are estimable.

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

In January 2009, GPS and Delta-T Corporation (“Delta T”), a major subcontractor to GPS on the Project, executed a Project Close-Out Agreement (the “Close-Out”) which settled all contract claims between the parties and included a payment in the amount of $3.5 million that GPS made to Delta-T. In the Close-Out, Delta-T also agreed to prosecute any lien claims against Altra, to assign to GPS the first $3.5 million of any resulting proceeds and to indemnify and defend any claims against GPS related to the Project. In addition, GPS received a guarantee from Delta-T’s parent company in support of the indemnification commitment. Delta-T assigned its lien rights related to the Project to GPS which advised the parties that it would be pursuing only the assigned lien rights of Delta-T, amounting to approximately $21.2 million, for the remainder of this action.

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

The Company intends to vigorously pursue the enforcement of the settlement agreements and the pursuit of the lien claims against the Altra Project assigned to GPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period. No additional provision for loss related to these matters was recorded in the consolidated statement of operations for the year ended January 31, 2014. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of additional loss can be reasonably estimated by GPS, the impacts of the change will be reflected in the consolidated financial statements at that time.

Tampa Bay Nutraceutical Company

On or about September 19, 2007, Tampa Bay Nutraceutical Company, Inc. (“TBN”) filed a civil action in the Circuit Court of Florida for Collier County (the “Circuit Court”) against Vitarich Laboratories, Inc. (“VLI”, see Note 19). The causes of action related to an order for product issued by TBN to VLI in June 2007 and alleged (1) breach of contract; (2) fraudulent misrepresentation; and (3) various warranty breaches, among other allegations. TBN alleged compensatory damages in excess of $42 million.

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

In connection with this matter, VLI accrued a liability in order to cover expected litigation costs in the amount of approximately $1,304,000. With the termination of this matter, VLI reversed the legal accrual in July 2013 which, accordingly, resulted in a favorable adjustment to selling, general and administrative expenses in the Company’s consolidated financial statements for the year ended January 31, 2014.

NOTE 13 – STOCK-BASED COMPENSATION

In June 2013, the stockholders approved the amendment of the 2011 Stock Plan (the “Stock Plan”) in order to increase the number of shares of the Company’s common stock authorized for issuance thereunder by 750,000 shares to a total of 1,250,000 shares. The Stock Plan, which will expire in July 2021, was established in order to succeed the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, the Company’s Board of Directors may make awards under the Stock Plan to officers, directors and key employees.

Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, shall have a term no longer than ten years, and typically become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and typically become exercisable one year from the date of award.

At January 31, 2014, there were 1,448,650 remaining shares of the Company’s common stock reserved for issuance under the two plans, including approximately 532,500 shares of the Company’s common stock available for awards under the Stock Plan.

A summary of activity under the Option and Stock Plans for the three years ended January 31, 2014 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, February1, 2011	675,724	$11.29	5.78	$5.79
Granted	212,500	$13.92
Exercised	(55,038)	$9.36
Forfeited	(16,000)	$11.36

Outstanding, January 31, 2012	817,186	$12.10	4.94	$5.68
Granted	293,000	$17.36
Exercised	(153,962)	$9.33
Forfeited	(30,000)	$8.66

Outstanding, January 31, 2013	926,224	$14.34	5.39	$5.93
Granted	303,000	$21.32
Exercised	(309,074)	$12.20
Forfeited	(4,000)	$17.33

Outstanding, January 31, 2014	916,150	$17.36	6.04	$5.58

Exercisable, January 31, 2014	613,150	$15.40	5.09	$6.15

The total intrinsic values for the stock options exercised during the years ended January 31, 2014, 2013 and 2012 were $3,158,000, $1,242,000 and $238,000, respectively. At January 31, 2014, the aggregate intrinsic value amounts for outstanding and exercisable stock options were $10,124,000 and $7,977,000, respectively.

A summary of the change in the number of shares of common stock subject to non-vested options to purchase such shares for the three years ended January 31, 2014 is presented below:

	Shares	Weighted Average Fair Value
Non-vested, February 1, 2011	237,000	$6.31
Granted	212,500	$5.09
Vested	(232,000)	$6.34
Forfeited (non-vested)	(5,000)	$4.98

Non-vested, January 31, 2012	212,500	$5.09
Granted	293,000	$5.65
Vested	(112,000)	$4.51
Forfeited (non-vested)	(5,000)	$6.32

Non-vested, January 31, 2013	388,500	$5.67
Granted	303,000	$4.40
Vested	(384,500)	$5.67
Forfeited (non-vested)	(4,000)	$5.71

Non-vested, January 31, 2014	303,000	$4.40

Compensation expense amounts recorded in the years ended January 31, 2014, 2013 and 2012 related to stock options were $1,536,000, $1,316,000 and $637,000, respectively. At January 31, 2014, there was $825,000 in unrecognized compensation cost related to stock options granted under the Stock Plan. The end of the period over which the compensation expense for these awards is expected to be recognized is December 2014.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Current guidance provided by the SEC permits the use of a “simplified method” in developing the estimates of the expected terms of “plain-vanilla’’ share options under certain circumstances, including situations where a company having historical stock option exercise experience that is insufficient to provide a reasonable basis upon which to estimate expected terms. The Company utilizes the simplified method to estimate the expected terms of its stock option awards. The risk-free interest rates and expected volatility factors used in the determinations of the fair value of stock options awarded during the year ended January 31, 2014 ranged from 0.73% to 1.52% and from 32.3% to 34.3%, respectively. For stock options awarded during the year ended January 31, 2013, the comparable ranges were 1.82% to 2.01% and 34.5% to 36.4%, respectively. For stock options awarded during the year ended January 31, 2012, the comparable ranges were 1.98% to 3.42% and 36.1% to 57.6%, respectively. The calculations of the expected volatility factors were based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards.

The fair value amounts per share of options to purchase shares of the Company’s common stock awarded during the fiscal years ended January 31, 2014, 2013 and 2012 were determined at the dates of grant using the following weighted-average assumptions:

	2014	2013	2012
Risk-free interest rate	1.33%	1.93%	2.57%
Expected volatility	32.73%	35.51%	44.88%
Expected life	4.70 years	4.56 years	4.26 years
Dividend yield	3.39%	— %	— %

During the years ended January 31, 2012, the Company awarded 5,000 shares of restricted stock to an employee. The aggregate market value of the shares was amortized to compensation expense over the two-year vesting period, which was approximately $10,000, $25,000 and $15,000 for the years ended January 31, 2014, 2013 and 2012, respectively.

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

The Company also has 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense for these defined contribution plans totaled approximately $677,000 for the year ended January 31, 2014, including a profit-sharing contribution of $404,000. The comparable expense amounts for the years ended January 31, 2013 and 2012 were $36,000 and $31,000, respectively.

NOTE 14 – INCOME TAXES

The components of the Company’s income tax expense related to continuing operations for the years ended January 31, 2014, 2013 and 2012 are presented below:

	2014	2013	2012
Current:
Federal	$20,765,000	$11,555,000	$3,771,000
State	3,525,000	2,224,000	836,000

	24,290,000	13,779,000	4,607,000

Deferred:
Federal	1,419,000	(207,000)	41,000
State	282,000	68,000	(92,000)

	1,701,000	(139,000)	(51,000)

Income tax expense	$25,991,000	$13,640,000	$4,556,000

The actual income tax expense amounts for the years ended January 31, 2014, 2013 and 2012 differed from the expected tax amounts computed by applying the U.S. federal corporate income tax rate of 35% for the year ended January 31, 2014 and 2013, and 34% for the year ended January 31, 2012, to income from continuing operations before income taxes as presented below:

	2014	2013	2012
Computed “expected” income tax	$24,267,000	$12,510,000	$4,068,000
Increase (decrease) resulting from:
State income taxes, net	2,574,000	1,459,000	460,000
Permanent differences	(1,105,000)	(730,000)	(138,000)
Federal income tax true-up and other adjustments	255,000	401,000	166,000

Income tax expense	$25,991,000	$13,640,000	$4,556,000

For the year ended January 31, 2014, the favorable tax effects of permanent differences related primarily to the domestic manufacturing deduction, the deconsolidation of the VIEs and the exclusion of the noncontrolling interests of the Company’s partner in the income of the joint ventures for income tax reporting purposes. For the years ended January 31, 2013 and 2012, the favorable tax effects of permanent differences related primarily to the tax benefit of the domestic manufacturing deduction.

As of January 31, 2014 and 2013, the amounts presented in the consolidated balance sheets for accrued expenses included accrued income taxes of approximately $303,000 and $1,362,000, respectively. The Company’s consolidated balance sheet as of January 31, 2014 included net deferred tax liabilities in the amount of approximately $114,000. The consolidated balance sheet as of January 31, 2013 included net deferred tax assets in the amount of approximately $1,639,000.

The Company’s ability to realize its deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in the consolidated statement of operations. At this time, based substantially on the strong earnings performance of the Company’s power industry services business segment, management believes that it is more likely than not that the Company will realize a benefit for its deferred tax assets.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of January 31, 2014 and 2013 are presented below:

	2014	2013
Assets:
Purchased intangibles	$1,255,000	$1,407,000
Stock options	1,623,000	1,675,000
Accrued liabilities	514,000	855,000
Moxie Project net operating losses	—	432,000
Other	50,000	144,000

	3,442,000	4,513,000

Liabilities:
Purchased intangibles	(2,563,000)	(2,258,000)
Property and equipment	(612,000)	(581,000)
Long-term contracts	(313,000)	—
Other	(68,000)	(35,000)

	(3,556,000)	(2,874,000)

Net deferred tax (liabilities) assets	$(114,000)	$1,639,000

The Company is subject to income taxes in the United States of America and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2010. During the current year, an audit of the income tax returns filed in Florida by Vitarich Laboratories, Inc. (“VLI,” see Note 19), a wholly owned subsidiary of Argan, for the income tax years ended January 31, 2010, 2011 and 2012 was completed. There were no material changes to its income tax liability resulting from the outcome of this audit.

Income tax penalties recorded during the years ended January 31, 2014, 2013 and 2012, and included in the corresponding amounts of selling, general and administrative expenses, were not material. Interest amounts related to late income tax payments recorded during the years ended January 31, 2014, 2013 and 2012, and included in the corresponding amounts of income tax expense, were not material.

NOTE 15 – EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic earnings (loss) per share amounts for the years ended January 31, 2014, 2013 and 2012 were computed by dividing income (loss) amounts attributable to the stockholders of Argan by the weighted average number of shares of common stock that were outstanding during the applicable year.

Diluted earnings per share amounts for the years ended January 31, 2014, 2013 and 2012 were computed by dividing the income amounts attributable to the stockholders of Argan by the weighted average number of outstanding common shares for the applicable year plus 356,000, 330,000 and 180,000 common stock equivalent shares representing their total dilutive effects for the years, respectively. The diluted weighted average number of shares outstanding for the years ended January 31, 2014, 2013 and 2012 excluded the effects of options to purchase approximately 222,000, 404,000 and 556,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable year.

Diluted loss per share for discontinued operations for the year ended January 31, 2013 was computed by dividing the loss amount by the weighted average number of outstanding common shares for the year. The effects of outstanding options and warrants to purchase shares of common stock were not reflected in the computation as the loss made the common stock equivalents anti-dilutive for the year.

The earnings per share amounts for continuing operations attributable to the stockholders of Argan for the years ended January 31, 2014, 2013 and 2012 were based on the amounts of income from continuing operations excluding the net income attributable to the noncontrolling interests of $3,219,000 for the current year and excluding the net losses attributable to the noncontrolling interests of $1,448,000 and $302,000, respectively, for the prior two years.

NOTE 16 – SEGMENT REPORTING

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

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the years ended January 31, 2014, 2013 and 2012. The “Other” column includes the Company’s corporate and unallocated expenses.

Fiscal Year Ended January 31, 2014

	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$218,649,000	$8,806,000	$—	$227,455,000
Cost of revenues	141,807,000	6,800,000	—	148,607,000

Gross profit	76,842,000	2,006,000	—	78,848,000
Selling, general and administrative expenses	7,575,000	1,331,000	4,012,000	12,918,000

	69,267,000	675,000	(4,012,000)	65,930,000
Gains on the deconsolidation of VIEs	2,444,000	—	—	2,444,000
Other income (expense), net	958,000	—	3,000	961,000

Income (loss) from continuing operations before income taxes	$72,669,000	$675,000	$(4,009,000)	69,335,000

Income tax expense				25,991,000

Income from continuing operations				$43,344,000

Amortization of purchased intangible assets	$243,000	$—	$—	$243,000

Depreciation	$366,000	$180,000	$3,000	$549,000

Fixed asset additions	$1,067,000	$69,000	$—	$1,136,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$276,744,000	$1,989,000	$44,573,000	$323,306,000

Current assets	$252,603,000	$1,293,000	$44,663,000	$298,559,000

Current liabilities	$163,534,000	$511,000	$1,191,000	$165,236,000

Fiscal Year Ended January 31, 2013

	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$261,327,000	$17,308,000	$—	$278,635,000
Cost of revenues	214,817,000	13,683,000	—	228,500,000

Gross profit	46,510,000	3,625,000	—	50,135,000
Selling, general and administrative expenses	7,950,000	1,628,000	4,772,000	14,350,000

	38,560,000	1,997,000	(4,772,000)	35,785,000
Other income (expense), net	(45,000)	—	2,000	(43,000)

Income (loss) from continuing operations before income taxes	$38,515,000	$1,997,000	$(4,770,000)	35,742,000

Income tax expense				13,640,000

Income from continuing operations				$22,102,000

Amortization of purchased intangible assets	$243,000	$—	$—	$243,000

Depreciation	$290,000	$229,000	$3,000	$522,000

Fixed asset additions	$6,986,000	$277,000	$—	$7,263,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$186,284,000	$4,032,000	$44,408,000	$234,724,000

Current assets	$158,567,000	$3,486,000	$42,055,000	$204,108,000

Current liabilities	$110,828,000	$1,346,000	$3,372,000	$115,546,000

Fiscal Year Ended January 31, 2012

	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$132,519,000	$9,331,000	$—	$141,850,000
Cost of revenues	111,193,000	7,555,000	—	118,748,000

Gross profit	21,326,000	1,776,000	—	23,102,000
Selling, general and administrative expenses	6,235,000	1,586,000	3,365,000	11,186,000

	15,091,000	190,000	(3,365,000)	11,916,000
Other income (expense), net	33,000	—	15,000	48,000

Income (loss) from continuing operations before income taxes	$15,124,000	$190,000	$(3,350,000)	11,964,000

Income tax expense				4,556,000

Income from continuing operations				$7,408,000

Amortization of purchased intangible assets	$334,000	$—	$—	$334,000

Depreciation	$207,000	$244,000	$4,000	$455,000

Fixed asset additions	$1,598,000	$136,000	$4,000	$1,738,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$164,049,000	$3,121,000	$38,082,000	$205,252,000

Current assets	$141,561,000	$2,626,000	$36,390,000	$180,577,000

Current liabilities	$101,709,000	$1,065,000	$1,505,000	$104,279,000

NOTE 17 – MAJOR CUSTOMERS

During the years ended January 31, 2014, 2013 and 2012, the majority of the Company’s revenues related to engineering, procurement and construction services that were provided by GPS to the power industry. Revenues from power industry services accounted for approximately 96%, 94% and 93% of consolidated revenues for the years ended January 31, 2014, 2013 and 2012, respectively. The Company’s most significant customer relationships included three power industry service customers which accounted for approximately 33%, 33% and 22%, respectively, of consolidated revenues for the year ended January 31, 2014. The Company’s most significant customer relationships included two power industry service customers which accounted for approximately 56% and 18%, respectively, of consolidated revenues for the year ended January 31, 2013. The Company’s most significant customer relationships included three power industry service customers which accounted for approximately 43%, 30% and 12%, respectively, of consolidated revenues for the year ended January 31, 2012.

NOTE 18 – QUARTERLY FINANCIAL INFORMATION (unaudited)

Certain unaudited financial information reported for the quarterly periods ended April 30, July 31, October 31 and January 31 included in the fiscal years ended January 31, 2014 and 2013 is presented below ($s in thousands except per share data):

Fiscal Year	April 30	July 31	October 31(1)	January 31(2)	Full Year
2014
Revenues	$46,648	$57,864	$63,452	$59,491	$227,455
Gross profit	13,028	21,257	23,876	20,687	78,848
Income from continuing operations	6,940	13,923	12,449	10,032	43,344
Net income	6,940	13,923	12,449	10,032	43,344
Net income attributable to the stockholders of Argan, Inc.	6,410	12,623	11,928	9,164	40,125
Earnings per share(3)
Basic	$0.46	$0.90	$0.85	$0.64	$2.85
Fully diluted	$0.45	$0.89	$0.83	$0.63	$2.78
2013
Revenues	$63,690	$82,619	$74,486	$57,840	$278,635
Gross profit	10,101	12,879	13,136	14,019	50,135
Income from continuing operations	4,547	5,981	5,713	5,861	22,102
Net income	4,262	5,981	5,713	5,861	21,817
Net income attributable to the stockholders of Argan, Inc.	4,438	6,201	6,065	6,561	23,265
Earnings per share(3)
Basic	$0.32	$0.45	$0.44	$0.47	$1.69
Fully diluted	$0.32	$0.45	$0.43	$0.46	$1.65

(1)	The operating results for the three months ended October 31, 2013 were favorably affected by the development success fee related to the purchase of Moxie Liberty by Panda which was recognized as revenue by the Company in the amount of $14.3 million.
(2)	The operating results for the three months ended January 31, 2014 were favorably affected by the development success fee related to the purchase of Moxie Patriot by Panda which was recognized as revenue by the Company in the amount of $12.8 million.
(3)	The earnings per share amounts are attributable to the stockholders of Argan, Inc.

NOTE 19 – DISPOSITION OF DISCONTINUED OPERATIONS

VLI, the wholly owned subsidiary that represented the Company’s nutritional products business segment, completed the sale of substantially all of its assets to an unrelated party in March 2011 for cash proceeds that approximated $2,528,000 (the “Asset Sale”). VLI recognized a pretax gain of approximately $1,312,000 related to the Asset Sale which amount was reflected in income from discontinued operations for the year ended January 31, 2012.

The financial results of this business through April 30, 2012 have been presented as discontinued operations in the accompanying consolidated financial statements, including legal costs associated with this business. Such costs incurred subsequent to April 30, 2012 were reflected in the operating results of continuing operations; such costs were not material for the years ended January 31, 2014 and 2013. Net revenues of the discontinued operations for the year ended January 31, 2012 were $1,460,000. VLI was liquidated in December 2013.