Form 10-K/A
period 2014-01-31
ARGAN INC
filed 2014-04-23
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DESCRIPTION OF AMENDMENT

This Form 10-K/A is filed to amend the Annual Report on Form 10-K filed April 14, 2014 to include the Reports of Independent Registered Public Accounting Firm with the dates correctly stated in the last paragraph of each Report.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

Dated: April 23, 2014

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 31, 2014, and our report dated April 14, 2014 expressed an unqualified opinion on those financial statements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2014, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

McLean, Virginia

April 14, 2014