Form 10-Q
period 2014-04-30
ARGAN INC
filed 2014-06-09
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2014

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

Common stock, $0.15 par value, 14,379,401 shares as of June 4, 2014.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

APRIL 30, 2014

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2014	January 31, 2014
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$313,761,000	$272,209,000
Accounts receivable, net of allowance for doubtful accounts	28,684,000	23,687,000
Costs and estimated earnings in excess of billings	200,000	527,000
Prepaid expenses	2,749,000	1,581,000
Deferred income tax assets	—	178,000
Other current assets	2,312,000	377,000

TOTAL CURRENT ASSETS	347,706,000	298,559,000
Property, plant and equipment, net of accumulated depreciation	4,107,000	4,183,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	2,028,000	2,088,000

TOTAL ASSETS	$372,317,000	$323,306,000

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable	$25,677,000	$22,589,000
Accrued expenses	3,630,000	7,911,000
Deferred income tax liabilities	819,000	—
Billings in excess of costs and estimated earnings	177,517,000	134,736,000

TOTAL CURRENT LIABILITIES	207,643,000	165,236,000
Deferred income tax liabilities	372,000	293,000

TOTAL LIABILITIES	208,015,000	165,529,000

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 14,372,634 and 14,289,134 shares issued at April 30 and January 31, 2014, respectively; 14,369,401 and 14,285,901 shares outstanding at April 30 and January 31, 2014, respectively	2,156,000	2,143,000
Additional paid-in capital	102,575,000	100,863,000
Retained earnings	56,810,000	53,335,000
Treasury stock at cost – 3,233 shares at April 30 and January 31, 2014	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	161,508,000	156,308,000
Noncontrolling interests (Note 2)	2,794,000	1,469,000

TOTAL EQUITY	164,302,000	157,777,000

TOTAL LIABILITIES AND EQUITY	$372,317,000	$323,306,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,
	2014	2013
REVENUES
Power industry services	$49,824,000	$43,769,000
Telecommunications infrastructure services	1,367,000	2,879,000

Revenues	51,191,000	46,648,000

COST OF REVENUES
Power industry services	40,049,000	31,246,000
Telecommunications infrastructure services	1,091,000	2,374,000

Cost of revenues	41,140,000	33,620,000

GROSS PROFIT	10,051,000	13,028,000
Selling, general and administrative expenses	3,379,000	3,443,000

Income from operations	6,672,000	9,585,000
Other income, net	22,000	155,000
Gain on deconsolidation of variable interest entity	—	1,120,000

INCOME BEFORE INCOME TAXES	6,694,000	10,860,000
Income tax expense	1,894,000	3,920,000

NET INCOME	4,800,000	6,940,000
INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	1,325,000	530,000

NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$3,475,000	$6,410,000

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$0.24	$0.46

Diluted	$0.24	$0.45

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,299,000	13,974,000

Diluted	14,683,000	14,127,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,800,000	$6,940,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income tax expense	1,076,000	382,000
Stock option compensation expense	343,000	436,000
Depreciation	142,000	129,000
Amortization of purchased intangibles	60,000	61,000
Gain on deconsolidation of variable interest entity	—	(1,120,000)
Changes in operating assets and liabilities
Accounts receivable	(5,233,000)	5,589,000
Costs and estimated earnings in excess of billings	327,000	183,000
Prepaid expenses and other assets	(1,846,000)	44,000
Accounts payable and accrued expenses	(1,660,000)	(4,323,000)
Billings in excess of costs and estimated earnings	42,781,000	(11,874,000)

Net cash provided by (used in) operating activities	40,790,000	(3,553,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment, net	(46,000)	(684,000)

Net cash used in investing activities	(46,000)	(684,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase in notes receivable	(320,000)	(1,397,000)
Deconsolidation of variable interest entity cash	—	(121,000)
Net proceeds from the exercise of stock options	1,128,000	—

Net cash provided by (used in) financing activities	808,000	(1,518,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,552,000	(5,755,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	272,209,000	175,142,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$313,761,000	$169,387,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,587,000	$1,833,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2014

(Unaudited)

NOTE 1—DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provide the substantial portion of consolidated revenues, and Southern Maryland Cable, Inc. (“SMC”). Argan and its consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. Including its consolidated joint ventures and variable interest entities (see Note 2), GPS represents our power industry services business segment. Through SMC, the services of the telecommunications infrastructure services segment include project management, construction, installation and maintenance provided to commercial, local government and federal government customers primarily in the mid-Atlantic region.

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

The condensed consolidated balance sheet as of April 30, 2014, the condensed consolidated statements of operations for the three months ended April 30, 2014 and 2013, and the condensed consolidated statements of cash flows for the three months ended April 30, 2014 and 2013 are unaudited. The condensed consolidated balance sheet as of January 31, 2014 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2014 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto (including the summary of significant accounting policies), and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2014 on April 15, 2014.

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

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), in an effort to create a new, principle-based revenue recognition framework that may affect nearly every revenue-generating entity. In addition to superseding and replacing nearly all existing professional guidance, including industry-specific guidance, ASU 2014-09 does the following:

1)	Establishes a new control-based revenue recognition model,

2)	Changes the basis for deciding when revenue is recognized over time or at a point in time,

3)	Provides new and more detailed guidance on specific aspects of revenue recognition, and

4)	Expands and improves disclosures about revenue.

The new guidance is effective for public business entities including the Company for reporting periods beginning after December 15, 2016. The Company has not assessed the impact of the new requirements on its consolidated financial statements including an evaluation of the alternative application approaches that are provided. Entities are permitted to apply the new revenue standard either retrospectively, subject to some practical expedients, or through an alternative transition method that requires a registrant to apply the guidance only to contracts that are uncompleted on the date of initial application.

There are no other recently issued accounting pronouncements that have not yet been adopted that we consider material to the Company’s consolidated financial statements

NOTE 2—SPECIAL PURPOSE ENTITIES

The Moxie Project Entities

Moxie Energy, LLC (“Moxie”), a Delaware limited liability company, formed a pair of wholly-owned limited liability companies in order to sponsor the development of two natural gas-fired power plant projects (the “Moxie Projects”). The Moxie Project entities, Moxie Liberty LLC (“Moxie Liberty”) and Moxie Patriot LLC (“Moxie Patriot”), together referred to as the “Moxie Project Entities,” were engaged in the lengthy process of planning, obtaining permits and arranging financing for the construction, ownership and operation of the power plants. Under a development agreement with Moxie, as amended and restated, Gemma Power, Inc. (“GPI,” an affiliate included in the GPS group of companies and wholly owned by Argan) supported the development of these two projects with loans that were made in order to cover most of the costs of the development efforts. Pursuant to the development agreement, Moxie provided GPI with the right to receive development success fees and granted GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts.

During March 2013 and May 2013, Moxie reached agreements for the purchase of its membership interests in Moxie Liberty and Moxie Patriot, respectively, by affiliates of Panda Power Funds (“Panda”). The consummation of the purchase of each Moxie Project Entity was contingent upon Panda securing permanent financing for the corresponding project. In addition, the Moxie Project Entities entered into separate engineering, procurement and construction contracts with GPS for the Liberty and Patriot Power Projects (the “EPC Contracts”).

The Deconsolidation of the Moxie Project Entities

Primarily due to the Moxie Project Entities not having sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities were considered to be variable interest entities (“VIEs”). Despite not having an ownership interest in the Moxie Project Entities, GPI was the primary beneficiary of these VIEs. Accordingly, the Company included the accounts of the VIEs of Moxie in its consolidated financial statements for the year ended January 31, 2013. With the completion of the agreements described above, the power to direct the economic activities of the Moxie Project Entities that most affected their economic performance shifted. Panda became the primary source of financial support for the projects. As a result of this determination that GPI was no longer the primary beneficiary, the Company ceased the consolidation of the Moxie Project Entities last year including Moxie Liberty in the three-month period ended April 30, 2013. The elimination of the accounts of Moxie Liberty from the Company’s condensed consolidated financial statements, including the accumulated net loss of this variable interest entity, resulted in a pre-tax gain recognized by GPI in the three months ended April 30, 2013 in the amount of $1,120,000. The Company did consolidate the accounts of Moxie Patriot for the three months ended April 30, 2013; its deconsolidation occurred during the three-month period ended July 31, 2013 when it was determined that GPI was no longer its primary beneficiary.

The Purchases of the Moxie Project Entities

In August and December 2013, respectively, Panda completed the purchase of and permanent financing for Moxie Liberty and Moxie Patriot and renamed the project entities Panda Liberty LLC (“Panda Liberty”) and Panda Patriot LLC (“Panda Patriot”). Also, GPS received full notices-to-proceed under the EPC Contracts. From the dates of deconsolidation through the dates of purchase of the Moxie Project Entities by Panda, the interest income earned by GPI on its notes receivable was included in the condensed consolidated financial statements. The amount of interest income included in other income in the condensed consolidated statement of operations for the three months ended April 30, 2013 was approximately $162,000. The net operating loss associated with Moxie Patriot (before corresponding income tax benefit) and included in the condensed consolidated results of operations for the three months ended April 30, 2013 was $261,000.

Construction Joint Ventures

Last year, GPS assigned the EPC Contracts to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under the EPC Contracts. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. GPS expects to perform most of the activities of the EPC Contracts. Due to the financial control of GPS, the accounts of the joint ventures were included in the condensed consolidated balance sheets as of April 30, 2014 and January 31, 2014, and the results of their operations were included in the condensed consolidated statement of operations for the three months ended April 30, 2014.

NOTE 3—CASH AND CASH EQUIVALENTS

The amount of cash and cash equivalents in the condensed consolidated balance sheets included cash held within the consolidated joint venture entities. Such cash, which amounted to approximately $167.9 million and $117.7 million as of April 30, 2014 and January 31, 2014, respectively, will be used to cover the anticipated costs of those construction joint ventures primarily and future distributions to joint venture partners. No distributions were made to either joint venture partner during the three months ended April 30, 2014.

NOTE 4—ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at April 30, 2014 and January 31, 2014 were approximately $27.5 million and $22.7 million, respectively. Such retainage amounts represent funds withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the project owner. The lengths of retention periods may vary, but for material amounts outstanding as of April 30, 2014, the remaining periods range between seven and twenty-six months. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and are generally collected by the completion of the contract.

The amount of the allowance for doubtful accounts at both April 30, 2014 and January 31, 2014 was approximately $5.5 million. In fiscal year 2010, the balance of the accounts receivable from the owner of a partially completed construction project was written down to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the accounts receivable balance was and remains fully reserved. There were no provisions for accounts receivable losses recorded during the three-month periods ended April 30, 2014 or 2013.

NOTE 5—COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The tables below set forth the aggregate amounts of costs incurred and earnings accrued on uncompleted contracts compared with the billings for those contracts through April 30, 2014 and January 31, 2014, and reconcile the net amounts of billings in excess of costs and estimated earnings to the corresponding amounts included in the condensed consolidated balance sheets at those dates.

	April 30,	January 31,
	2014	2014
Costs incurred on uncompleted contracts	$205,845,000	$162,137,000
Estimated accrued earnings	30,387,000	21,961,000

	236,232,000	184,098,000
Less—Billings to date	413,549,000	318,307,000

	$177,317,000	$134,209,000

Costs and estimated earnings in excess of billings	$200,000	$527,000
Billings in excess of costs and estimated earnings	177,517,000	134,736,000

	$177,317,000	$134,209,000

NOTE 6—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at April 30, 2014 and January 31, 2014 consisted of the following:

	April 30, 2014	January 31, 2014
Land and improvements	$473,000	$473,000
Building and improvements	2,782,000	2,779,000
Furniture, machinery and equipment	3,575,000	3,560,000
Trucks and other vehicles	1,547,000	1,578,000

	8,377,000	8,390,000
Less – accumulated depreciation	4,270,000	4,207,000

Property, plant and equipment, net	$4,107,000	$4,183,000

Depreciation expense amounts were approximately $142,000 and $129,000 for the three months ended April 30, 2014 and 2013, respectively. The costs of maintenance and repairs totaled $48,000 and $66,000 for the three months ended April 30, 2014 and 2013, respectively. The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. Rent included in selling, general and administrative expenses was $48,000 and $35,000 for the three months ended April 30, 2014 and 2013, respectively. Rent incurred on construction projects and included in the costs of revenues was $1,596,000 and $1,017,000 for the three months ended April 30, 2014 and 2013, respectively.

NOTE 7—OTHER INTANGIBLE ASSETS

The Company’s intangible assets, other than goodwill, consisted of the following amounts at April 30, 2014 and January 31, 2014:

		April 30, 2014			January 31,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	2014 Net Amount
Trade name—GPS	15 years	$3,643,000	$1,796,000	$1,847,000	$1,907,000
Trade name—SMC	Indefinite	181,000	—	181,000	181,000

Intangible assets, net		$3,824,000	$1,796,000	$2,028,000	$2,088,000

Amortization expense was $60,000 and $61,000 for the three month periods ended April 30, 2014 and 2013, respectively.

NOTE 8—FINANCING ARRANGEMENTS

The Company maintains financing arrangements with Bank of America (the “Bank”). The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2015, with interest at LIBOR plus 2.25%. Borrowing availability in the total amount of $1.35 million has been designated to cover letters of credit issued by the Bank, with expiration dates ranging from September 23, 2014 to November 5, 2014, in support of the project development activities of a potential power plant owner. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. There were no actual borrowings outstanding under the Bank financing arrangements as of April 30, 2014 or January 31, 2014.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is required for acquisitions, divestitures, cash dividends and significant investments. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. At April 30, 2014 and January 31, 2014, the Company was in compliance with the financial covenants of its amended financing arrangements. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements.

NOTE 9—STOCK-BASED COMPENSATION

At April 30, 2014, there were 1,365,150 shares of the Company’s common stock reserved for issuance under its stock option plans, including approximately 351,650 shares of the Company’s common stock available for awards under the Company’s 2011 Stock Plan.

A summary of activity under the Company’s stock option plans for the three months ended April 30, 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Weighted Average Fair Value
Outstanding, January 31, 2014	916,150	$17.36	6.04	$5.58
Granted	180,500	$27.09
Exercised	(83,500)	$13.50

Outstanding, April 30, 2014	1,013,150	$19.41	6.76	$5.65

Exercisable, April 30, 2014	600,650	$15.75	5.98	$5.81

Exercisable, January 31, 2014	613,150	$15.40	5.09	$6.15

A summary of the change in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2014 is presented below:

	Shares	Weighted Average Fair Value
Nonvested, January 31, 2014	303,000	$4.40
Granted	180,500	$6.28
Vested	(71,000)	$3.27

Nonvested, April 30, 2014	412,500	$5.42

Compensation expense amounts related to stock options were $343,000 and $436,000 for the three months ended April 30, 2014 and 2013, respectively. At April 30, 2014, there was $1,615,000 in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next 12 months. The total intrinsic value of the stock options exercised during the three months ended April 30, 2014 was approximately $1,156,000; there were no stock option exercises during the three months ended April 30, 2013. At April 30, 2014, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise prices of such options by approximately $7,457,000 and $6,619,000, respectively.

The fair value of each stock option granted in the three-month period ended April 30, 2014 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Three Months Ended April 30, 2014
Dividend yield	2.77%
Expected volatility	33.83%
Risk-free interest rate	1.26%
Expected life in years	4.81

NOTE 10—INCOME TAXES

The Company’s income tax expense amounts for the three months ended April 30, 2014 and 2013 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 35% to income before income taxes for the periods as shown in the table below.

	Three Months Ended April 30,
	2014	2013
Computed expected income tax expense	$2,343,000	$3,801,000
State income taxes, net of federal tax benefit	300,000	332,000
Permanent differences, net	(715,000)	(237,000)
Other, net	(34,000)	24,000

	$1,894,000	$3,920,000

For the three months ended April 30, 2014 and 2013, the favorable income tax effects of permanent differences related primarily to the exclusion from taxable income of the income attributable to noncontrolling interest entities (which are considered partnerships for income tax reporting purposes) and the domestic manufacturing deduction. As of April 30, 2014, the amount presented in the condensed consolidated balance sheet for other current assets included prepaid income taxes of approximately $721,000. As of January 31, 2014, the amount presented in the condensed consolidated balance sheet for accrued expenses included accrued income taxes of approximately $303,000. The Company’s condensed consolidated balance sheets as of April 30, 2014 and January 31, 2014 also included net deferred income tax liabilities in the amounts of approximately $1,191,000 and $115,000, respectively.

The Company is subject to income taxes in the United States of America and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2010. The Company is undergoing an audit of its income tax return filed in the state of California for the year ended January 31, 2013. The Company does not have reason to expect any material changes to its income tax liability resulting from the outcome of this audit and as a result has not accrued a liability at April 30, 2014.

NOTE 11—EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN

Basic earnings per share amounts for the three months ended April 30, 2014 and 2013 were computed by dividing net income attributable to the stockholders of Argan by the weighted average number of shares of common stock that were outstanding during the applicable period. Diluted earnings per share amounts for the three months ended April 30, 2014 and 2013 were computed by dividing the corresponding amounts of net income attributable to the stockholders of Argan by the weighted average number of outstanding common shares for the applicable period plus 383,000 shares and 151,000 shares representing the total dilutive effects of outstanding stock options during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended April 30, 2013 excluded the effects of options to purchase approximately 240,000 shares of common stock because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the period. There were no anti-dilutive common stock equivalents for the three-month period ended April 30, 2014.

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

In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the bankruptcy court and have not been distributed to Altra’s creditors. The court separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. In November 2011, the court held that the claim of the project lender is superior to the lien claim of GPS. Fact discovery related to the second phase was completed in January 2012, but the court has stayed this action pending the final resolution of the claim against the Company’s payment bond that is discussed below.

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

In April 2009, a subcontractor to Delta-T (“DCR”) received an arbitration award in its favor against Delta-T in the amount of approximately $6.8 million (the “Judgment Award”). In December 2009, the Judgment Award was confirmed in federal district court in Florida. In April 2009, DCR also filed suit in the District Court of Thayer County, Nebraska, in order to recover its claimed amount of $6.8 million, as amended, from a payment bond issued to Altra on behalf of GPS. Delta-T did not pay or satisfy any portion of the award and it abandoned its defense of the surety company. In December 2011, DCR filed a separate lawsuit against GPS relating to the Project in the District Court of Thayer County, Nebraska, that alleged claims against GPS for failure to furnish the surety bond upon request and unjust enrichment. DCR claimed that, to the extent that the bonding company was successful in asserting a notice defense to DCR’s claim, GPS was liable for DCR’s damages for failing to furnish the bond when requested. DCR’s unjust enrichment claim alleged that GPS received payments from Altra that exceeded the scope of GPS’s work on the Project and should have been paid to lower tier subcontractors such as DCR; its complaint sought damages in the amount of $6.1 million plus interest, costs and attorney fees.

In August 2012, the applicable parties executed settlement agreements that resulted in the dismissal of the claims against GPS and its surety company, with prejudice, and the assignment of DCR’s mechanic’s lien claim against the escrowed Altra Project sales proceeds to GPS. In connection with these settlements, GPS made cash payments to DCR in August 2012 that totaled $1,875,000. The payments were funded, in part, by a cash payment received during the year from Delta-T’s parent company in the amount of $275,000. Subsequent to the execution of the settlement agreements and the payments made by GPS, DCR’s former counsel filed notice of a charging lien, claiming that DCR is indebted to counsel in excess of $1.8 million in fees and costs. In addition, a subcontractor to DCR on the Altra Project filed a motion asking the court to set aside the dismissals or, in the alternative, to reconsider them. In October 2012, the court vacated the prior orders of dismissal and permitted DCR’s former counsel and former subcontractor to file complaints. A trial for the charging lien and subcontractor claims was held in April 2013. The court ordered the parties to submit post-trial briefs which were provided to the court in August 2013. The parties continue to wait for the court’s verdict.

The Company intends to vigorously pursue the enforcement of the settlement agreements and the pursuit of the lien claims against the Altra Project assigned to GPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period. No additional provision for loss related to these matters was recorded in the condensed consolidated statement of operations for the three months ended April 30, 2014. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of additional loss can be reasonably estimated by GPS, the impact of this change will be reflected in the consolidated financial statements at that time.

NOTE 13—SEGMENT REPORTING

The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries – GPS and SMC, respectively. Presented below are summarized operating results and certain financial position data of the Company’s business segments for the three months ended April 30, 2014 and 2013. The “Other” columns include the Company’s corporate and unallocated expenses.

Three Months Ended April 30, 2014	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$49,824,000	$1,367,000	$—	$51,191,000
Cost of revenues	40,049,000	1,091,000	—	41,140,000

Gross profit	9,775,000	276,000	—	10,051,000
Selling, general and administrative expenses	1,787,000	352,000	1,240,000	3,379,000

Income (loss) from operations	7,988,000	(76,000)	(1,240,000)	6,672,000
Other income, net	21,000	—	1,000	22,000

Income (loss) before income taxes	$8,009,000	$(76,000)	$(1,239,000)	6,694,000

Income tax expense				1,894,000

Net income				$4,800,000

Amortization of purchased intangibles	$60,000	$—	$—	$60,000

Depreciation	$96,000	$44,000	$2,000	$142,000

Property, plant and equipment additions	$28,000	$7,000	$50,000	$85,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$331,560,000	$2,118,000	$38,639,000	$372,317,000

Three Months Ended April 30, 2013	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$43,769,000	$2,879,000	$—	$46,648,000
Cost of revenues	31,246,000	2,374,000	—	33,620,000

Gross profit	12,523,000	505,000	—	13,028,000
Selling, general and administrative expenses	1,815,000	316,000	1,312,000	3,443,000

Income (loss) from operations	10,708,000	189,000	(1,312,000)	9,585,000
Other income, net	154,000	—	1,000	155,000
Gain on deconsolidation of VIE	1,120,000	—	—	1,120,000

Income (loss) before income taxes	$11,982,000	$189,000	$(1,311,000)	10,860,000

Income tax expense				3,920,000

Net income				$6,940,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$83,000	$45,000	$1,000	$129,000

Property, plant and equipment additions	$673,000	$11,000	$—	$684,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$174,819,000	$3,503,000	$47,264,000	$225,586,000

NOTE 14—MAJOR CUSTOMERS

During the three months ended April 30, 2014 and 2013, the majority of the Company’s consolidated revenues related to engineering, procurement and construction services that were provided by GPS to the power industry. Revenues from power industry services accounted for approximately 97% and 94% of consolidated revenues for the three months ended April 30, 2014 and 2013, respectively.

The Company’s significant customer relationships for the three months ended April 30, 2014 included three power industry service customers which accounted for approximately 38%, 35% and 23% of consolidated revenues, respectively. The Company’s significant customer relationships during the three months ended April 30, 2013 included two power industry service customers which accounted for approximately 45% and 44%, respectively, of consolidated revenues for the period.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2014, and the results of their operations for the three months ended April 30, 2014 and 2013, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 that was filed with the Securities and Exchange Commission on April 15, 2014 (the “2014 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our 2014 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan, Inc. (the “Company,” “we,” “us,” or “our”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) and Southern Maryland Cable, Inc. (“SMC”). Through GPS, we provide a full range of development, consulting, engineering, procurement, construction, commissioning, operations and maintenance services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, municipalities, public institutions and private industry. Including its consolidated joint ventures and variable interest entities (when and where applicable), GPS represents our power industry services business segment. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to local governments, the federal government, telecommunications and broadband service providers as well as electric utilities. Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At April 30, 2014, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company. The amount of cash and cash equivalents in the condensed consolidated balance sheets included cash held within consolidated joint venture entities. Such cash, which amounted to approximately $167.9 million and $117.7 million as of April 30, 2014 and January 31, 2014, respectively, will be used to cover the anticipated costs of those construction joint ventures primarily and future distributions to joint venture partners.

Overview

For the three months ended April 30, 2014 (the first quarter of our fiscal year 2015), consolidated revenues increased by $4.6 million to $51.2 million for the current quarter, compared with consolidated revenues of $46.6 million for the first quarter of last year, due to the increased revenues of our power industry services business. The revenues of this group rose by $6.0 million for the first quarter of the current year to $49.8 million compared with $43.8 million for the three months ended April 30, 2013. The revenues of the telecommunications infrastructure services business segment for the three months ended April 30, 2014 and 2013 were $1.4 million and $2.9 million, respectively.

However, we did not achieve the same level of profitability in the current quarter that we experienced last year. Gross profit declined by approximately $2.9 million to $10.1 million for the three months ended April 30, 2014 from $13.0 million for last year’s first quarter, reflecting a reduction in our gross profit percentage, expressed as a percentage of consolidated revenues for the applicable period, to 19.6% for the current quarter from 27.9% last year. Net income attributable to our stockholders for the three months ended April 30, 2014 decreased to $3.5 million, or $0.24 per diluted share, compared with net income attributable to our stockholders of $6.4 million, or $0.45 per diluted share, for the three months ended April 30, 2013.

The strong overall gross profit percentage for the prior year quarter reflected the project-to-date effect of the profitability improvement of a significant power plant project that was completed last year. In addition, we recognized a pre-tax gain as other income in the approximate amount of $1.1 million during the first quarter last year in connection with the deconsolidation of the variable interest entity as discussed below.

Our balance of cash and cash equivalents continued to grow during the current quarter to a balance of $313.8 million as of April 30, 2014 from a balance of $272.2 million as of January 31, 2014 which reflected primarily our net income for the quarter and a temporary net increase in the amount of cash received from project owners in anticipation of costs to be incurred for construction jobs in progress.

At April 30, 2014, we had EPC contracts representing a total contract backlog of $742 million which compares with a total contract backlog of $790 million at January 31, 2014.

The Panda Projects

Moxie Energy, LLC (“Moxie”), an unaffiliated Delaware limited liability company, formed a pair of wholly-owned limited liability companies in order to sponsor the development of two natural gas-fired combined-cycle power plant projects (the “Moxie Projects”). The Moxie Project entities, Moxie Liberty LLC (“Moxie Liberty”) and Moxie Patriot LLC (“Moxie Patriot”), together referred to as the “Moxie Project Entities,” were engaged in the lengthy process of planning, obtaining permits and arranging financing for the construction, ownership and operation of the power plants. Under a development agreement with Moxie, as amended and restated, Gemma Power, Inc. (“GPI,” an affiliate included in the GPS group of companies and wholly owned by Argan) supported the development of these two projects with loans that were made in order to cover most of the costs of the development efforts. Pursuant to the development agreement, Moxie provided GPI with the right to receive development success fees and granted GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts.

During March 2013 and May 2013, Moxie reached agreements for the purchase of its membership interests in Moxie Liberty and Moxie Patriot, respectively, by affiliates of Panda Power Funds (“Panda”). The consummation of the purchase of each Moxie Project Entity was contingent upon Panda securing permanent financing for the corresponding project. In addition, the Moxie Project Entities entered into separate engineering, procurement and construction contracts with GPS for the Liberty and Patriot Power Projects (the “EPC Contracts”). Each of these gas-fired power plants is designed to deliver in excess of 800 MW of base-load electricity.

Primarily due to the Moxie Project Entities not having sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities were considered to be variable interest entities (“VIEs”). Despite not having an ownership interest in the Moxie Project Entities, GPI was the primary beneficiary of these VIEs due substantially to the significance of GPI’s loans to the entities, the risk that GPI could absorb significant losses if the development projects were not successful, the opportunity for GPI to receive development success fees and the intent of the parties for GPS to be awarded large contracts for the construction of the two power plants. Accordingly, we included the accounts of the VIEs of Moxie in our consolidated financial statements for the year ended January 31, 2013.

With the completion of the agreements described above, the power to direct the economic activities of the Moxie Project Entities that most affected their economic performance shifted. GPI was no longer the primary beneficiary of either of the VIEs. Panda became the primary source of financial support for the pre-construction phase of the related projects, providing significant financing in order to secure connections to the electricity grid and to pay for the natural gas-fired turbines, the most significant equipment components of the power plants. Further, the identification of sources and structuring of the permanent financing for the Moxie Projects were activities directed and completed primarily by Panda. As a result of our determinations that GPI was no longer the primary beneficiary, we ceased the consolidation of the Moxie Project Entities last year starting with Moxie Liberty which we deconsolidated in the three-month period ended April 30, 2013. The elimination of the accounts of Moxie Liberty from our condensed consolidated financial statements, including the accumulated net loss of this variable interest entity, resulted in a pre-tax gain recognized by GPI in the three months ended April 30, 2013 in the amount of $1,120,000. We did consolidate the accounts of Moxie Patriot for the three months ended April 30, 2013; its deconsolidation occurred during the three-month period ended July 31, 2013 when it was determined that GPI was no longer its primary beneficiary.

In August and December 2013, respectively, Panda completed the purchase of and permanent financing for Moxie Liberty and Moxie Patriot and renamed the project entities Panda Liberty LLC (“Panda Liberty”) and Panda Patriot LLC (“Panda Patriot”). Also, GPS received full notices-to-proceed under the EPC Contracts. From the dates of deconsolidation through the dates of purchase of the Moxie Project Entities by Panda, the interest income earned by GPI on its notes receivable was included in our condensed consolidated financial statements. The amount of interest income included in other income in our condensed consolidated statement of operations for the three months ended April 30, 2013 was approximately $162,000. The net operating loss associated with Moxie Patriot (before corresponding income tax benefit) and included in our condensed consolidated results of operations for the three months ended April 30, 2013 was $261,000.

Last year, GPS assigned the EPC Contracts to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under the EPC Contracts. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts. The joint venture partners will dedicate resources that are necessary to complete the projects and will be reimbursed for their costs. GPS expects to perform most of the activities of the EPC Contracts. Due to the financial control of GPS, the accounts of the joint ventures were included in our condensed consolidated balance sheets as of April 30, 2014 and January 31, 2014, and their results of operations were included in the condensed consolidated statement of operations for the three months ended April 30, 2014.

Outlook

Current economic conditions in the United States appear to be improving gradually including those in the construction sectors. However, the severe impacts of the recession of 2008 including stubbornly high unemployment, the depressed state of the housing industry, reduced state and local government budgets and sluggish manufacturing activity all contributed to significant reductions in construction spending in the United States from pre-recession levels. The progress of the economic recovery is sluggish, particularly in the construction sectors. The power industry has not fully recovered from the corresponding recessionary decline in the demand for power in the United States. After a two-year decline, total electric power generation from all sources increased slightly by 0.3% in 2013, reaching approximately 98% of the peak power generation level of 2007. Recently published government forecasts project an annual increase in power generation of approximately 1% per year for the next 25 years.

For calendar year 2013, electricity generated by natural gas-fired power plants comprised approximately 27% of total generation which represented a 9% annual decline that was due substantially to increased natural gas prices. On the other hand, the share of coal-generated electricity increased by approximately 5% for 2013, and represented 39% of total electricity power generation for the year. During calendar 2013, increases in the price for natural gas caused an interruption in the overall shift in the percentage of power provided by gas-fired power plants versus coal-fired power plants.

However, the statistics for 2013 are inconsistent with the long-term power generation trends. Over the last 10 years, total power generation has increased by approximately 5%. During the same period, the amount of electricity generated by natural-gas fired power sources increased by 71%, and the amount of electric power generated by coal-fired plants declined by 20%. The amount of electricity provided by nuclear power plants increased over the last 10 years by only 3%. Electrical power generated by renewable energy sources (excluding hydroelectric sources) tripled over the last ten years, but represents only 6% of total generation.

Recent projections of future power generation assume the sustained increase in natural gas production, which should lead to slower price growth in the future. The availability of competitively priced natural gas, the existence of certain programs encouraging renewable fuel use, and the implementation of environmental rules should dampen future coal use. Announcements by electric utilities of the retirement of coal-fired and nuclear power plants continue, citing the availability of cheap natural gas, increasingly stringent environmental regulations and the significant costs of refurbishment and relicensing. The future retirements of coal and nuclear plants will result in the need for new capacity, and new natural gas-fired plants are cheaper to build than coal, nuclear, or renewable plants.

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the latest recession. The Environmental Protection Agency has been stridently exercising an expansion of regulatory power over air quality and electric power generation. The renewable energy sector was bolstered by legislation enacted at the beginning of calendar 2013 extending tax credits for various renewable technologies. However, the federal government has not passed comprehensive energy legislation that might include national renewable energy standards, incentives or mandates for the retirement of existing coal-fired power plants and caps on the volume of carbon emissions. Existing coal-fired plants in the United States are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-powered electricity as a key driver of economic growth. In addition, simplified designs are intended to make new nuclear plants easier and less expensive to build, to operate and to maintain. As a result, a few electric utilities, primarily in the South, have plans to construct and operate new nuclear power plants.

We believe that it is likely that the soft demand for power will continue to limit the number of new energy plant construction opportunities that we will see in the current year. The new opportunities that may arise will continue to result in fierce competition among bidders. Most of our competitors are global engineering and construction firms, substantially larger than us. Our relatively smaller size may be evaluated to be a risk by potential project owners. With the future long-term availability of renewable energy tax incentives unknown and the development pipeline depleted, potential energy project developers and investors made very few commitments related to new renewable energy generation facilities last year. As a result, the likelihood of our booking additional wind and solar power projects in the current year is uncertain.

Nevertheless, as we have stated in the past, we believe that the long-term prospects for energy plant construction are extremely favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing (“fracking”) have led to a boom in natural gas supply. The abundant availability of cheap, less carbon-intense, natural gas should continue to be a significant factor in the economic assessment of the future for coal-fired power plants. New and pending carbon emission standards have also become a significant obstacle for any plans to build new coal-fired power plants. The coal industry fears that future regulations limiting carbon emissions may jeopardize the continuing operation of existing coal-fired power plants. The future of clean burning coal is also uncertain as significant plants being built by large southern utilities, touted as the showcase technology for generating clean electricity from low-quality coal, have experienced soaring construction costs.

The demand for electric power in this country is expected to grow slowly but steadily over the long term. Increasing demands for electricity, the ample supply of natural gas, and the expected retirement of old coal, nuclear and oil-powered energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. Market concerns about emissions should continue to dampen the expansion of coal-fired capacity. Low fuel prices for new natural gas-fired plants also affect the relative economics of coal-fired capacity, as does the continued rise in construction costs for new coal-fired power plants. We expect continuing concerns about the safety, high cost and construction cost overrun risk of nuclear power plants. In summary, the future development of renewable and cleaner natural gas-fired power generation facilities should result in new power facility construction opportunities for us.

During this difficult time for the construction industry, particularly in our sector, and until the recovery for our sector of the construction industry becomes more robust, we have been focused on the effective and efficient completion of our current construction projects and the control of costs. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects. This approach may result in a lower volume of new business bookings until the demand for new power generation facilities and the other construction industry sectors recover fully. We will strive to conserve cash and to maintain an overall strong balance sheet. However, the pursuit of future business development opportunities may result in our decision to make investments in the ownership of new projects, at least during the development phase of a project. Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks in order to assure the award of the related EPC contract to us. Accordingly, our involvement with the development of the Moxie Projects reflected careful evaluation of the opportunities and risks. We structured the terms of our involvement in order to minimize the financial risks and to benefit substantially from the successful development of the projects.

We remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions. Our performance on current projects should provide a stable base of business activity for the next 2 to 3 years, and a return to more typical gross margins due to the absence of sizable development success fees like those earned last year.

Comparison of the Results of Operations for the Three Months Ended April 30, 2014 and 2013

The following schedule compares the results of our operations for the three months ended April 30, 2014 and 2013. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding quarter.

	2014		2013
Revenues
Power industry services	$49,824,000	97.3%	$43,769,000	93.8%
Telecommunications infrastructure services	1,367,000	2.7%	2,879,000	6.2%

Totals	51,191,000	100.0%	46,648,000	100.0%

Cost of revenues **
Power industry services	40,049,000	80.4%	31,246,000	71.4%
Telecommunications infrastructure services	1,091,000	79.8%	2,374,000	82.4%

Totals	41,140,000	80.4%	33,620,000	72.1%

Gross profit	10,051,000	19.6%	13,028,000	27.9%
Selling, general and administrative expenses	3,379,000	6.6%	3,443,000	7.4%

Income from operations	6,672,000	13.0%	9,585,000	20.5%
Gain on deconsolidation of variable interest entity	—	—	1,120,000	2.4%
Other income, net	22,000	*	155,000	0.4%

Income before income taxes	6,694,000	13.1%	10,860,000	23.3%
Income tax expense	1,894,000	3.7%	3,920,000	8.4%

Net income	4,800,000	9.4%	6,940,000	14.9%
Income attributable to noncontrolling interests	1,325,000	2.6%	530,000	1.2%

Net income attributable to our stockholders	$3,475,000	6.8%	$6,410,000	13.7%

*	Less than 0.1%.
**	Each percentage amount for cost of revenues represents the percentage of revenues of the applicable segment.

Revenues

Power Industry Services

The revenues of the power industry services business increased by $6.0 million to $49.8 million for the three months ended April 30, 2014 compared with revenues of $43.8 million for the first quarter last year. The revenues of this business represented approximately 97% of consolidated revenues for the three months ended April 30, 2014, and approximately 94% of consolidated revenues for the three months ended April 30, 2013.

The operating results of this business for the current quarter included revenues associated with performance on three significant construction projects, including the two large gas-fired combined-cycle power plants located in the Marcellus shale region of Pennsylvania and a biomass-fired power plant located in eastern Texas. Revenues were also earned as work progressed on a variety of smaller projects. The combined revenues associated with the early stages of the gas-fired power plant projects represented approximately 76% of this segment’s revenues for the current quarter and revenues earned in connection with the construction of the biomass-fired plant represented approximately 22% of this segment’s revenues for the current quarter. This latter project is scheduled for substantial completion during the fourth quarter. GPS has been contractually retained to operate and maintain the plant for three years after its start-up. Approximately 47% of this segment’s revenues earned in last year’s first quarter related to progress on the final stages of an EPC contract for the construction of a peaking power plant located in southern California.

Telecommunications Infrastructure Services

The revenues of this business segment decreased by approximately 52% for the current quarter compared with the corresponding period last year. For the three months ended April 30, 2014, approximately 54% of SMC’s revenues were derived from outside plant services provided for a variety of customers. Last year, we were completing final efforts in connection with the state of Maryland’s deployment of a state-wide, high-speed, fiber optic network. In addition, SMC’s exposure to the state under this program led to the award to us by the state of a large fiber optic network equipment procurement order which was fulfilled last year. Our performance under these projects resulted in revenues for the three months ended April 30, 2013 that represented approximately 43% of SMC’s business for last year’s first quarter.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the three months ended April 30, 2014 compared with last year’s first quarter, the corresponding consolidated cost of revenues also increased. These costs were $41.1 million and $33.6 million for the three months ended April 30, 2014 and 2013, respectively. Our overall gross profit percentage of 19.6% of consolidated revenues was lower in the current quarter compared with the first quarter last year. The gross profit percentage of 27.9% achieved for the prior year quarter benefited from the favorable effects of reductions made to our estimates of the remaining costs expected to be incurred associated with the power plant project for which work was completed during the second quarter last year.

Selling, General and Administrative Expenses

These costs were $3,379,000 and $3,443,000 for the three months ended April 30, 2014 and 2013, respectively, representing approximately 6.6% and 7.4% of consolidated revenues for the corresponding periods, respectively. Increases for the current quarter in the costs of compensation and benefits at GPS and accounting, audit and other professional fees in the amounts of approximately $109,000 and $68,000, respectively, were more than offset by a $94,000 decrease between quarters in compensation expense related to outstanding stock options, the elimination of the general and administrative expenses of Moxie Patriot that amounted to $90,000 in last year’s first quarter, and other smaller expense reductions.

Income Tax Expense

For the three months ended April 30, 2014, we incurred income tax expense of $1,894,000 reflecting an estimated annual effective income tax rate of 28.8%. This rate differed from the expected federal income tax rate of 35% due primarily to the favorable effects of permanent differences including the domestic manufacturing deduction and the exclusion of the income attributable to the noncontrolling interests in the consolidated construction joint ventures of GPS. As these entities are treated as partnerships for income tax reporting purposes, we report only the taxable income of the entities attributable to the interests of Argan, Inc. These factors were partially offset by the unfavorable effects of state income taxes. We recorded income tax expense of $3,920,000 for the three months ended April 30, 2013 reflecting an estimated annual effective income tax rate of 36.1% which differed from the expected federal income tax rate of 35% due primarily to the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences.

Liquidity and Capital Resources as of April 30, 2014

During the three months ended April 30, 2014, our balance of cash and cash equivalents increased by approximately $41.6 million to $313.8 million from a balance of $272.2 million as of January 31, 2014. For the same period, our working capital increased by $6.8 million to $140.1 million as of April 30, 2014 from $133.3 million as of January 31, 2014. We have an available balance of $2.9 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”), reduced by $1.35 million to cover letters of credit issued by the Bank last year in support of the project development activities of a potential power plant construction customer. The current expiration date of this arrangement is May 31, 2015.

The current quarter increase in cash was due primarily to a temporary increase in the amount of billings in excess of costs incurred on current construction projects and the related estimated amounts of earnings; this increase provided cash in the amount of $42.8 million. Cash was also provided by net income as adjusted for noncash charges in the aggregate amount of $6.4 million. We used cash as the combined balance of accounts receivable, prepaid expenses and other current assets increased by approximately $7.1 million and the combined balance of accounts payable and accrued liabilities was reduced by $1.7 million. As a result of these factors, net cash was provided by our operating activities during the three months ended April 30, 2014 in the amount of $40.8 million.

We also received approximately $1.1 million in cash proceeds during the current quarter from the exercise of options to purchase our common stock. Partially offsetting this benefit, we lent cash during the current quarter in the amount of $320,000 to potential project owners with power plant projects under development. The total of the related notes receivable and accrued interest was $779,000 as of April 30, 2014 and related to several power plant development projects for different owners. We expect to receive payment of the note balances, plus accrued interest, upon the successful sale and/or funding of the projects.

Despite net income of approximately $6.9 million earned in the first quarter last year, the amount of cash and cash equivalents decreased by $5.7 million to a balance of $169.4 million as of April 30, 2013 compared with a balance of $175.1 million as of January 31, 2013. However, consolidated working capital increased during the prior year quarter to $98.0 million as of April 30, 2013 from approximately $88.6 million as of January 31, 2013.

Net cash in the amount of $3.6 million was used in our operating activities during the three months ended April 30, 2013. Primarily due to the approaching completion of a large power plant construction project, the amount of billings in excess of costs and estimated earnings decreased by $11.9 million during the prior year quarter. In addition, we reduced the balance of accounts payable and accrued liabilities by $4.3 million. Partially offsetting the unfavorable effects of these uses of cash, accounts receivable declined during the three months ended April 30, 2013, related to a decline in our consolidated revenues, providing cash in the amount of $5.6 million. The net amount of non-cash adjustments to income represented a net use of cash of approximately $112,000 for the first quarter last year as the gain on the deconsolidation of the Moxie Liberty variable interest entity in the amount of $1.1 million more than offset the total amount of noncash expenses.

During the three months ended April 30, 2013, we expended cash for property, plant and equipment in the amount of $684,000, including $563,000 used by the Moxie Patriot consolidated variable interest entity. The deconsolidation of the Moxie Liberty variable interest entity in the first quarter last year resulted in the elimination of its cash balance from our condensed consolidated balance sheet in the amount of $121,000. Loans to this entity during the prior year quarter totaled $1.4 million.

We have pledged the majority of our assets to secure financing arrangements with the Bank, as amended. Its consent is required for acquisitions, divestitures, cash dividends and certain investments. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies.

The arrangements also require the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At April 30, 2014 and January 31, 2014, we were in compliance with each of these financial covenants; we had no senior debt outstanding at either date.

We expect that the Company will continue to comply with its financial covenants under the financing arrangements. If the Company’s performance results in our noncompliance with any of the financial covenants, or if the Bank seeks to exercise its rights under the acceleration clause referred to above, we would seek to modify the financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of all then outstanding senior debt due and payable.

At April 30, 2014, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

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

During the three-month period ended April 30, 2014, there were no material changes in either our off balance sheet arrangements or our contractual obligations that are discussed in Item 7 of our 2014 Annual Report.

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

The following table presents the determinations of EBITDA for the three months ended April 30, 2014 and 2013:

	2014	2013
Net income, as reported	$4,800,000	$6,940,000
Interest expense	—	10,000
Income tax expense	1,894,000	3,920,000
Amortization of purchased intangible assets	60,000	61,000
Depreciation	142,000	129,000

EBITDA	6,896,000	11,060,000

Noncontrolling interests -
Income from operations	1,325,000	530,000
Interest expense	—	171,000
Income tax expense	—	329,000

EBITDA of noncontrolling interests	1,325,000	1,030,000

EBITDA attributable to the stockholders of Argan, Inc.	$5,571,000	$10,030,000

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by or used in operating activities that are presented in our condensed consolidated statements of cash flows for the three months ended April 30, 2014 and 2013:

	2014	2013
EBITDA	$6,896,000	$11,060,000
Current income tax expense	(818,000)	(3,538,000)
Gain on deconsolidation of Moxie Liberty	—	(1,120,000)
Stock option compensation expense	343,000	436,000
Interest expense	—	(10,000)
(Increase) decrease in accounts receivable	(5,233,000)	5,589,000
Changes related to the timing of scheduled billings	43,108,000	(11,691,000)
Decrease in accounts payable and accrued liabilities	(1,660,000)	(4,323,000)
(Increase) decrease in prepaid expenses/other assets	(1,846,000)	44,000

Net cash provided by (used in) operating activities	$40,790,000	$(3,553,000)

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting; and the reporting of legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special interest entities including joint ventures and variable interest entities. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our 2014 Annual Report. During the three-month period ended April 30, 2014, there have been no material changes in the way we apply the critical accounting policies described therein.

Adopted and Other Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements other than Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which was issued by the Financial Accounting Standards Board in May 28, 2014 in an effort to create a new, principle-based revenue recognition framework. As described in Note 1 to the condensed consolidated financial statements included herein, we have not yet assessed the impact that this new guidance will have on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. During the three-month periods ended April 30, 2014 and 2013, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of April 30, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended April 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Included in Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the three-month period ended April 30, 2014. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

Before investing in our securities, please consider these and other risks more fully described in our Annual Report on Form 10-K for the year ended January 31, 2014. There have been no material revisions to the risk factors that are described therein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ARGAN, INC.

June 6, 2014	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer

June 6, 2014	By:	/s/ Arthur F. Trudel
Arthur F. Trudel Senior Vice President, Chief Financial Officer and Secretary