Form 10-Q
period 2014-07-31
ARGAN INC
filed 2014-09-09
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2014

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

Common stock, $0.15 par value, 14,442,201 shares as of September 4, 2014.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

JULY 31, 2014

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2014	January 31, 2014
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$345,158,000	$272,209,000
Accounts receivable, net of allowance for doubtful accounts	34,217,000	23,687,000
Costs and estimated earnings in excess of billings	430,000	527,000
Prepaid expenses	2,575,000	1,581,000
Deferred income tax assets	341,000	178,000
Other current assets	1,084,000	377,000

TOTAL CURRENT ASSETS	383,805,000	298,559,000
Property, plant and equipment, net of accumulated depreciation	4,052,000	4,183,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	1,967,000	2,088,000

TOTAL ASSETS	$408,300,000	$323,306,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$39,937,000	$22,589,000
Accrued expenses	7,971,000	7,912,000
Billings in excess of costs and estimated earnings	181,584,000	134,736,000

TOTAL CURRENT LIABILITIES	229,492,000	165,237,000
Deferred income tax liabilities	330,000	292,000

TOTAL LIABILITIES	229,822,000	165,529,000

COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 14,442,934 and 14,289,134 shares issued at July 31 and January 31, 2014, respectively; 14,439,701 and 14,285,901 shares outstanding at July 31 and January 31, 2014, respectively	2,166,000	2,143,000
Additional paid-in capital	104,720,000	100,863,000
Retained earnings	65,360,000	53,335,000
Treasury stock at cost – 3,233 shares at July 31 and January 31, 2014	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	172,213,000	156,308,000
Noncontrolling interests (Note 2)	6,265,000	1,469,000

TOTAL EQUITY	178,478,000	157,777,000

TOTAL LIABILITIES AND EQUITY	$408,300,000	$323,306,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2014	2013	2014	2013
REVENUES
Power industry services	$100,418,000	$55,520,000	$150,242,000	$99,289,000
Telecommunications infrastructure services	1,612,000	2,344,000	2,979,000	5,223,000

Revenues	102,030,000	57,864,000	153,221,000	104,512,000

COST OF REVENUES
Power industry services	79,261,000	34,804,000	119,311,000	66,050,000
Telecommunications infrastructure services	1,205,000	1,803,000	2,296,000	4,177,000

Cost of revenues	80,466,000	36,607,000	121,607,000	70,227,000

GROSS PROFIT	21,564,000	21,257,000	31,614,000	34,285,000
Selling, general and administrative expenses	4,481,000	1,601,000	7,859,000	5,044,000

Income from operations	17,083,000	19,656,000	23,755,000	29,241,000
Gains on the deconsolidation of variable interest entities	—	1,324,000	—	2,444,000
Other income, net	41,000	410,000	63,000	566,000

INCOME BEFORE INCOME TAXES	17,124,000	21,390,000	23,818,000	32,251,000
Income tax expense	5,104,000	7,467,000	6,997,000	11,388,000

NET INCOME	12,020,000	13,923,000	16,821,000	20,863,000
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	3,470,000	1,300,000	4,796,000	1,830,000

NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$8,550,000	$12,623,000	$12,025,000	$19,033,000

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$0.59	$0.90	$0.84	$1.36

Diluted	$0.58	$0.89	$0.82	$1.35

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,399,000	13,997,000	14,350,000	13,986,000

Diluted	14,655,000	14,129,000	14,641,000	14,132,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$16,821,000	$20,863,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gains on the deconsolidation of variable interest entities	—	(2,444,000)
Deferred income tax (benefit) expense	(125,000)	1,214,000
Stock option compensation expense	968,000	759,000
Depreciation	283,000	265,000
Amortization of purchased intangibles	121,000	121,000
Changes in operating assets and liabilities:
Accounts receivable, net	(10,766,000)	9,880,000
Costs and estimated earnings in excess of billings	97,000	740,000
Prepaid expenses and other assets	(1,098,000)	(2,194,000)
Accounts payable and accrued expenses	18,037,000	(15,331,000)
Billings in excess of costs and estimated earnings	46,848,000	(33,284,000)

Net cash provided by (used in) operating activities	71,186,000	(19,411,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(199,000)	(851,000)

Net cash used in investing activities	(199,000)	(851,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the exercise of stock options	2,282,000	149,000
Increase in notes receivable	(320,000)	(1,713,000)
Deconsolidation of the cash of variable interest entities	—	(399,000)

Net cash provided by (used in) financing activities	1,962,000	(1,963,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,949,000	(22,225,000)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	272,209,000	175,142,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$345,158,000	$152,917,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$5,153,000	$9,385,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2014

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

The condensed consolidated balance sheet as of July 31, 2014, the condensed consolidated statements of operations for the three and six months ended July 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the six months ended July 31, 2014 and 2013 are unaudited. The condensed consolidated balance sheet as of January 31, 2014 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2014 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Fair Values

The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s cash and cash equivalents, accounts receivable, notes receivable and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value amounts of business segments (as needed for purposes of determining indications of impairment to the carrying value of goodwill) are determined using an average of valuations based on market multiples and discounted cash flows, and consideration of the Company’s market capitalization.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), in an effort to create a new, principles-based revenue recognition framework that may affect nearly every revenue-generating entity. In addition to superseding and replacing nearly all existing professional guidance, including industry-specific guidance, ASU 2014-09 does the following:

1)	Establishes a new control-based revenue recognition model,

2)	Changes the basis for deciding when revenue is recognized over time or at a point in time,

3)	Provides new and more detailed guidance on specific aspects of revenue recognition, and

4)	Expands and improves disclosures about revenue.

The new guidance is effective for public business entities including the Company for reporting periods beginning after December 15, 2016. In general, it appears that the Company will be entitled to use the “percentage-of-completion” method for its determination of substantial amounts of revenues earned on its construction contracts as it does currently. However, the ability to recognize revenues over time, and to satisfy the identified performance obligation(s) of a contract, will depend on whether the applicable contract transfers control of the good and/or service provided by the Company thereunder as defined in the new guidance. The Company has not assessed the full impact of the new requirements on its consolidated financial statements including an evaluation of the alternative application approaches that are provided. Entities are permitted to apply the new revenue standard either retrospectively, subject to some practical expedients, or through an alternative transition method that requires a registrant to apply the guidance only to contracts that are uncompleted on the date of initial application.

There are no other recently issued accounting pronouncements that have not yet been adopted that we consider material to the Company’s consolidated financial statements.

NOTE 2 - SPECIAL PURPOSE ENTITIES

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

The Deconsolidation of the Moxie Project Entities

Because the Moxie Project Entities did not have sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities were considered to be variable interest entities (“VIEs”). Despite not having an ownership interest in the Moxie Project Entities, GPI was the primary beneficiary of these VIEs. Accordingly, the Company included the accounts of the VIEs of Moxie in its consolidated financial statements for the year ended January 31, 2013. With the completion of the agreements described above, Panda became the primary source of financial support for the projects. As a result, the Company ceased the consolidation of Moxie Patriot in the three-month period ended July 31, 2013 and Moxie Liberty in the three-month period ended April 30, 2013. The elimination of the accounts of the Moxie Project Entities from the Company’s condensed consolidated financial statements, including the accumulated net losses of the variable interest entities, resulted in pre-tax gains recognized by GPI in the three and six month periods ended July 31, 2013 in the amounts of $1,324,000 and $2,444,000, respectively.

The Purchases of the Moxie Project Entities

In August and December 2013, respectively, Panda completed the purchase of and permanent financing for Moxie Liberty and Moxie Patriot and renamed the project entities Panda Liberty LLC (“Panda Liberty”) and Panda Patriot LLC (“Panda Patriot”). Also, GPS received full notice-to-proceed under both EPC Contracts. From the dates of deconsolidation through the dates of purchase of the Moxie Project Entities by Panda, the interest income earned by GPI on its notes receivable was included in other income in the condensed consolidated financial statements. The amounts of interest income included in other income in the condensed consolidated statements of operations for the three and six months ended July 31, 2013 were approximately $407,000 and $569,000, respectively. The net operating loss associated with Moxie Patriot (before corresponding income tax benefit) and included in the condensed consolidated results of operations for the six months ended July 31, 2013 was $261,000.

Construction Joint Ventures

Last year, GPS assigned the EPC Contracts to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under the EPC Contracts. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. GPS expects to perform most of the activities of the EPC Contracts. Due to the financial control of GPS, the accounts of the joint ventures were included in the condensed consolidated balance sheets as of July 31, 2014 and January 31, 2014, and the results of their operations were included in the condensed consolidated statement of operations for the three and six months ended July 31, 2014 and 2013.

NOTE 3 - CASH AND CASH EQUIVALENTS

The amounts of cash and cash equivalents in the condensed consolidated balance sheets included cash held within the consolidated joint venture entities. Such cash amounted to approximately $203.6 million and $117.7 million as of July 31, 2014 and January 31, 2014, respectively. It will be used to cover construction costs of the joint ventures primarily and equity distributions to the joint venture partners. No equity distributions were made to either joint venture partner during the six months ended July 31, 2014.

NOTE 4 - ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at July 31, 2014 and January 31, 2014 were approximately $32.8 million and $22.7 million, respectively. Such retainage amounts represent funds withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the project owner. The lengths of retention periods may vary. For material amounts outstanding as of July 31, 2014, they should be collected over the next two years. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

The amount of the allowance for doubtful accounts at both July 31, 2014 and January 31, 2014 was approximately $5.5 million. In fiscal year 2010, the balance of the accounts receivable from the owner of a partially completed construction project was written down to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the accounts receivable balance was and remains fully reserved. There were no provisions for accounts receivable losses recorded during the three and six months ended July 31, 2014. The provision amounts for the three and six months ended July 31, 2013 were not material.

NOTE 5 - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The tables below set forth the aggregate amounts of costs incurred and earnings accrued on uncompleted contracts compared with the billings for those contracts through July 31, 2014 and January 31, 2014, and reconcile the net amounts of billings in excess of costs and estimated earnings to the corresponding amounts included in the condensed consolidated balance sheets at those dates.

	July 31, 2014	January 31, 2014
Costs incurred on uncompleted contracts	$283,935,000	$162,137,000
Estimated accrued earnings	49,187,000	21,961,000

	333,122,000	184,098,000
Less - Billings to date	(514,276,000)	(318,307,000)

	$(181,154,000)	$(134,209,000)

Costs and estimated earnings in excess of billings	$430,000	$527,000
Billings in excess of costs and estimated earnings	(181,584,000)	(134,736,000)

	$(181,154,000)	$(134,209,000)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at July 31, 2014 and January 31, 2014 consisted of the following:

	July 31, 2014	January 31, 2014
Land and improvements	$473,000	$473,000
Building and improvements	2,800,000	2,779,000
Furniture, machinery and equipment	3,620,000	3,560,000
Trucks and other vehicles	1,509,000	1,578,000

	8,402,000	8,390,000
Less – accumulated depreciation	4,350,000	4,207,000

Property, plant and equipment, net	$4,052,000	$4,183,000

Depreciation expense amounts were approximately $141,000 and $136,000 for the three months ended July 31, 2014 and 2013, respectively, and were approximately $283,000 and $265,000 for the six months ended July 31, 2014 and 2013, respectively. The costs of maintenance and repairs totaled $70,000 and $55,000 for the three months ended July 31, 2014 and 2013, respectively, and $119,000 and $121,000 for the six months ended July 31, 2014 and 2013, respectively.

The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. Rent included in the selling, general and administrative expenses was $49,000 and $34,000 for the three months ended July 31, 2014 and 2013, respectively, and was $97,000 and $69,000 for the six months ended July 31, 2014 and 2013, respectively. Rent incurred on construction projects and included in the costs of revenues was $2,965,000 and $782,000 for the three months ended July 31, 2014 and 2013, respectively, and was $4,561,000 and $1,799,000 for the six months ended July 31, 2014 and 2013, respectively.

NOTE 7 - OTHER INTANGIBLE ASSETS

The Company’s intangible assets, other than goodwill, consisted of the following amounts at July 31, 2014 and January 31, 2014:

		July 31, 2014			January 31,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	2014 Net Amount
Trade name - GPS	15 years	$3,643,000	$1,857,000	$1,786,000	$1,907,000
Trade name - SMC	Indefinite	181,000	—	181,000	181,000

Intangible assets, net		$3,824,000	$1,857,000	$1,967,000	$2,088,000

Amortization expense was $61,000 for each of the three month periods ended July 31, 2014 and 2013, and was $121,000 for each of the six month periods ended July 31, 2014 and 2013.

NOTE 8 - FINANCING ARRANGEMENTS

The Company maintains financing arrangements with Bank of America (the “Bank”). The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2015, with interest at LIBOR plus 2.25%. Borrowing availability in the total amount of $1.35 million has been designated to cover letters of credit issued by the Bank, with expiration dates ranging from September 23, 2014 to November 5, 2014, in support of the project development activities of a potential power plant owner. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. There were no actual borrowings outstanding under the Bank financing arrangements as of July 31, 2014 or January 31, 2014.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is required for acquisitions, divestitures, cash dividends and significant investments. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. At July 31, 2014 and January 31, 2014, the Company was in compliance with the financial covenants of its amended financing arrangements. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements.

NOTE 9 - STOCK-BASED COMPENSATION

At July 31, 2014, there were 1,295,000 shares of the Company’s common stock reserved for issuance under its stock option plans, including approximately 352,000 shares of the Company’s common stock available for awards under the Company’s 2011 Stock Plan.

A summary of activity under the Company’s stock option plans for the six months ended July 31, 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contract Term (Years)	Weighted Average Fair Value
Outstanding, January 31, 2014	916,150	$17.36	6.04	$5.58
Granted	180,500	$27.09
Exercised	(153,800)	$14.84

Outstanding, July 31, 2014	942,850	$19.63	6.65	$5.72

Exercisable, July 31, 2014	540,350	$15.67	5.92	$5.91

Exercisable, January 31, 2014	613,150	$15.40	5.09	$6.15

A summary of the change in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2014 is presented below:

	Shares	Weighted Average Fair Value
Nonvested, January 31, 2014	303,000	$4.40
Granted	180,500	$6.28
Vested	(81,000)	$3.30

Nonvested, July 31, 2014	402,500	$5.46

Compensation expense amounts related to stock options were $625,000 and $322,000 for the three months ended July 31, 2014 and 2013, respectively, and were $968,000 and $759,000 for the six months ended July 31, 2014 and 2013, respectively. At July 31, 2014, there was $1,055,000 in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next nine months. The total intrinsic values of the stock options exercised during the six months ended July 31, 2014 and 2013 were approximately $2,452,000 and $546,000, respectively. At July 31, 2014, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise prices of such options by approximately $13,451,000 and $9,849,000, respectively.

The fair value of each stock option granted in the six-month period ended July 31, 2014 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions. No awards were made during the three months ended July 31, 2014.

Six Months Ended July 31, 2014
Dividend yield	2.77%
Expected volatility	33.83%
Risk-free interest rate	1.26%
Expected life in years	4.81

NOTE 10 - INCOME TAXES

The Company’s income tax expense amounts for the six months ended July 31, 2014 and 2013 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 35% to income before income taxes for the periods as shown in the table below.

	Six Months Ended July 31,
	2014	2013
Computed expected income tax expense	$8,336,000	$11,288,000
State income taxes, net of federal tax benefit	1,027,000	1,034,000
Permanent differences, net	(2,265,000)	(868,000)
Other, net	(101,000)	(66,000)

	$6,997,000	$11,388,000

For the six months ended July 31, 2014 and 2013, the favorable income tax effects of permanent differences related primarily to the exclusion from taxable income of the income attributable to the noncontrolling interests in the consolidated joint ventures (which are considered partnerships for income tax reporting purposes) and the domestic manufacturing deduction. As of July 31, 2014 and January 31, 2014, the amounts presented in the condensed consolidated balance sheets for accrued expenses included accrued income taxes of approximately $1,641,000 and $303,000, respectively. The Company’s condensed consolidated balance sheet as of July 31, 2014 included net deferred income tax assets of approximately $11,000. At January 31, 2014, net deferred income tax liabilities in the amount of approximately $114,000 were included in the condensed consolidated balance sheet.

The Company is subject to income taxes in the United States of America and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2010. The Company is undergoing an audit of its income tax return filed in the state of California for the year ended January 31, 2013. The Company does not have reason to expect any material changes to its income tax liability resulting from the outcome of this audit and as a result has not accrued a liability related to this matter at July 31, 2014.

NOTE 11 - EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN

Basic earnings per share amounts were computed by dividing income by the weighted average number of shares of common stock that were outstanding during the applicable period.

Diluted earnings per share amounts for the three months ended July 31, 2014 and 2013 were computed by dividing the corresponding income amounts by the weighted average number of outstanding common shares for the applicable period plus 256,000 shares and 132,000 shares representing the total dilutive effects of outstanding stock options during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended July 31, 2013 excluded the effects of options to purchase approximately 404,000 shares of common stock because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the period. There were no anti-dilutive common stock equivalents for the three-month period ended July 31, 2014.

Diluted earnings per share amounts for the six months ended July 31, 2014 and 2013 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 291,000 shares and 146,000 shares representing the total dilutive effects of outstanding stock options during the periods, respectively. The diluted weighted average number of shares outstanding for the six months ended July 31, 2013 excluded the anti-dilutive effects of options to purchase approximately 241,000 shares of common stock. There were no anti-dilutive common stock equivalents for the six-month period ended July 31, 2014.

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

The Company intends to vigorously pursue the enforcement of the settlement agreements and the pursuit of the lien claims against the Altra Project assigned to GPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that it will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period. No additional provision for loss related to these matters was recorded in the condensed consolidated statement of operations for the six months ended July 31, 2014. If new facts become known in the future indicating that it is probable that a loss has been incurred by GPS and the amount of additional loss can be reasonably estimated by GPS, the impact of this change will be reflected in the consolidated financial statements at that time.

NOTE 13 - MAJOR CUSTOMERS

During the three and six months ended July 31, 2014 and 2013, the majority of the Company’s consolidated revenues related to engineering, procurement and construction services that were provided by GPS to the power industry. Revenues from power industry services accounted for approximately 98% and 96% of consolidated revenues for the three months ended July 31, 2014 and 2013, respectively, and approximately 98% and 95% of consolidated revenues for the six months ended July 31, 2014 and 2013, respectively.

The Company’s significant customer relationships for the current year included three power industry service customers which accounted for approximately 51%, 33% and 14%, respectively, of consolidated revenues for the three months ended July 31, 2014. These three largest customers provided approximately 47%, 34% and 17%, respectively, of consolidated revenues for the six months ended July 31, 2014.

The Company’s significant customer relationships last year included three power industry service customers which accounted for approximately 43%, 36% and 12%, respectively, of consolidated revenues for the three months ended July 31, 2013. Two of these project-owner customers provided approximately 43% and 40%, respectively, of consolidated revenues for the six months ended July 31, 2013.

NOTE 14 - SEGMENT REPORTING

The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries – GPS and SMC, respectively.

Presented below are summarized operating results and certain financial position data of the Company’s business segments for the three months ended July 31, 2014 and 2013. The “Other” columns include the Company’s corporate and unallocated expenses.

Three Months Ended July 31, 2014	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$100,418,000	$1,612,000	$—	$102,030,000
Cost of revenues	79,261,000	1,205,000	—	80,466,000

Gross profit	21,157,000	407,000	—	21,564,000
Selling, general and administrative expenses	2,769,000	309,000	1,403,000	4,481,000

Income (loss) from operations	18,388,000	98,000	(1,403,000)	17,083,000
Other income, net	40,000	—	1,000	41,000

Income (loss) before income taxes	$18,428,000	$98,000	$(1,402,000)	17,124,000

Income tax expense				5,104,000

Net income				$12,020,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$96,000	$42,000	$3,000	$141,000

Property, plant and equipment additions	$61,000	$53,000	$—	$114,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$368,450,000	$2,351,000	$37,499,000	$408,300,000

Three Months Ended July 31, 2013	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$55,520,000	$2,344,000	$—	$57,864,000
Cost of revenues	34,804,000	1,803,000	—	36,607,000

Gross profit	20,716,000	541,000	—	21,257,000
Selling, general and administrative expenses	1,626,000	330,000	(355,000)	1,601,000

Income (loss) from operations	19,090,000	211,000	355,000	19,656,000
Gains on the deconsolidation of VIEs	1,324,000	—	—	1,324,000
Other income, net	409,000	—	1,000	410,000

Income (loss) before income taxes	$20,823,000	$211,000	$356,000	21,390,000

Income tax expense				7,467,000

Net income				$13,923,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$89,000	$46,000	$1,000	$136,000

Property, plant and equipment additions	$141,000	$33,000	$—	$174,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$150,254,000	$2,718,000	$53,776,000	$206,748,000

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the six months ended July 31, 2014 and 2013. The “Other” columns include the Company’s corporate and unallocated expenses.

Six Months Ended July 31, 2014	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$150,242,000	$2,979,000	$—	$153,221,000
Cost of revenues	119,311,000	2,296,000	—	121,607,000

Gross profit	30,931,000	683,000	—	31,614,000
Selling, general and administrative expenses	4,556,000	660,000	2,643,000	7,859,000

Income (loss) from operations	26,375,000	23,000	(2,643,000)	23,755,000
Other income, net	62,000	—	1,000	63,000

Income (loss) before income taxes	$26,437,000	$23,000	$(2,642,000)	23,818,000

Income tax expense				6,997,000

Net income				$16,821,000

Amortization of purchased intangibles	$121,000	$—	$—	$121,000

Depreciation	$193,000	$86,000	$4,000	$283,000

Property, plant and equipment additions	$88,000	$61,000	$50,000	$199,000

Six Months Ended July 31, 2013	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$99,289,000	$5,223,000	$—	$104,512,000
Cost of revenues	66,050,000	4,177,000	—	70,227,000

Gross profit	33,239,000	1,046,000	—	34,285,000
Selling, general and administrative expenses	3,441,000	646,000	957,000	5,044,000

Income (loss) from operations	29,798,000	400,000	(957,000)	29,241,000
Gains on the deconsolidation of VIEs	2,444,000	—	—	2,444,000
Other income, net	564,000	—	2,000	566,000

Income (loss) before income taxes	$32,806,000	$400,000	$(955,000)	32,251,000

Income tax expense				11,388,000

Net income				$20,863,000

Amortization of purchased intangibles	$121,000	$—	$—	$121,000

Depreciation	$172,000	$91,000	$2,000	$265,000

Property, plant and equipment additions	$807,000	$44,000	$—	$851,000

NOTE 15 - SUBSEQUENT EVENTS

In August 2014, GPI entered into a Development Loan Agreement (the “DLA”) with another wholly-owned subsidiary of Moxie, Moxie Freedom LLC (“Moxie Freedom”), relating to Moxie Freedom’s development of a large natural gas-fired power plant with capacity in excess of 900 MW. The current development plan estimates that a financial closing on a long term construction and working capital credit facility, along with any related equity investment, will occur in mid-to-late calendar year 2016.

Under the DLA, GPI has agreed to make development loans to Moxie Freedom of up to $6 million in order to cover certain anticipated costs of the project development effort. Such loans shall earn interest based on an annual rate of 20% and shall mature no later than December 31, 2017. In connection with the DLA, GPI has been provided a first priority lien and security interest in all of the assets of Moxie Freedom and a first priority lien on Moxie’s membership interest in Moxie Freedom. Moxie Freedom has also agreed to make monthly payments to GPS covering certain development support and fixed overhead costs. At the time that Moxie Freedom secures construction and working capital financing and repays all development loans and any outstanding obligations related to letters of credit, it shall pay, or cause to be paid, a development success fee to GPI that is expected to be approximately $6 million. As additional consideration for the financial commitments made by GPI under the DLA, Moxie Freedom has granted GPS the exclusive rights to provide engineering, procurement and construction services for the project in accordance with basic terms that are outlined in the DLA.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2014, and the results of their operations for the three and six months ended July 31, 2014 and 2013, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the Securities and Exchange Commission on April 15, 2014 (the “2014 Annual Report”).

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

Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At July 31, 2014, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company. The amount of cash and cash equivalents in the condensed consolidated balance sheets included cash held within consolidated joint venture entities. Such cash amounted to approximately $203.6 million and $117.7 million as of July 31, 2014 and January 31, 2014, respectively. It will be used to cover the construction costs of the joint ventures primarily and equity distributions to the joint venture partners.

Overview

For the three months ended July 31, 2014 (the second quarter of our fiscal year 2015), consolidated revenues increased by $44.1 million to $102.0 million for the current period, compared with consolidated revenues of $57.9 million for the second quarter of last year, due to the increased revenues of our power industry services business. The revenues of this group rose by $44.9 million to $100.4 million for the second quarter of the current year compared with revenues of $55.5 million for the three months ended July 31, 2013. The revenues of the telecommunications infrastructure services business segment for the three months ended July 31, 2014 and 2013 were $1.6 million and $2.3 million, respectively.

Gross profit for the current quarter was $21.6 million compared with $21.3 million for last year’s second quarter, reflecting a decrease in our gross profit percentage, expressed as a percentage of consolidated revenues for the applicable period, to 21.1% for the current quarter from 36.7% last year. Net income attributable to our stockholders for the three months ended July 31, 2014 decreased to $8.6 million, or $0.58 per diluted share, compared with net income attributable to our stockholders of $12.6 million, or $0.89 per diluted share, for the three months ended July 31, 2013. The amount of net income attributable to noncontrolling interests was $3.5 million for the current period; the comparable amount for the three months ended July 31, 2013 was $1.3 million.

Consolidated revenues increased by $48.7 million to $153.2 million for the six months ended July 31, 2014, compared with consolidated revenues of $104.5 million for the comparable period of last year, due to the increased revenues of our power industry services business. The revenues of this group rose by $50.9 million to $150.2 million for the current period compared with $99.3 million for the six months ended July 31, 2013. The revenues of the telecommunications infrastructure services business segment for the six months ended July 31, 2014 and 2013 were $3.0 million and $5.2 million, respectively.

Gross profit declined to $31.6 million for the six months ended July 31, 2014 from $34.3 million for the six months ended July 31, 2013, reflecting a reduction in our gross profit percentage, expressed as a percentage of consolidated revenues for the applicable period, to 20.6% for the current period from 32.8% for the corresponding period last year. Net income attributable to our stockholders for the six months ended July 31, 2014 decreased to $12.0 million, or $0.82 per diluted share, compared with net income attributable to our stockholders of $19.0 million, or $1.35 per diluted share, for the six months ended July 31, 2013. The amount of net income attributable to noncontrolling interests was $4.8 million for the current period; the comparable amount for the six months ended July 31, 2013 was $1.8 million.

The significant current year increases in revenues for the power industry services segment reflected the increasing construction activity of two natural gas-fired, combined cycle power plant projects. As discussed below, both of these projects are located in the Marcellus Shale region of Pennsylvania. On-site activity was hampered somewhat during our first quarter by the poor winter weather experienced by the northeastern United States. Construction efforts ramped up considerably during the second quarter. The respective revenues related to these two projects represented 51% and 33% of consolidated revenues for the current quarter and 47% and 34% of consolidated revenues for the six-month period ended July 31, 2014.

The strong overall profitability of the operating results for the three and six months ended July 31, 2013 reflected the project-to-date effect of profitability improvements recognized in the second quarter last year during the final phases of a significant power plant project. The completion of this project ahead of schedule, including an uneventful commissioning process, resulted in reductions to the estimate of costs that had been expected to be incurred through the end of the job. We also recognized pre-tax gains in the approximate amounts of $1.1 million and $1.3 million, respectively, during the first and second quarters last year in connection with the deconsolidation of the variable interest entities as discussed below. These gains were classified as other income in the condensed consolidated statements of operations for the three and six months ended July 31, 2013. In addition, selling, general and administrative expenses for the three and six months ended July 31, 2013 reflected the favorable effect of a legal cost accrual reversal in the approximate amount of $1.3 million that we recorded during the second quarter last year.

Our balance of cash and cash equivalents continued to grow during the current year to a balance of $345.2 million as of July 31, 2014 from a balance of $272.2 million as of January 31, 2014 which reflected primarily the net cash provided by our operating activities in the amount of $71.2 million.

At July 31, 2014, our contract backlog was $643 million which compares with a total contract backlog of $790 million at January 31, 2014.

The Panda Projects

Moxie Energy, LLC (“Moxie”), an unaffiliated company, formed a pair of wholly-owned limited liability companies in order to sponsor the development of two natural gas-fired combined-cycle power plant projects (the “Moxie Projects”). Under a development agreement with Moxie, as amended and restated, Gemma Power, Inc. (“GPI,” an affiliate included in the GPS group of companies and wholly owned by Argan) supported the development of these two projects with loans that were made in order to cover most of the costs of the development efforts.

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

The Moxie Project entities were considered to be variable interest entities (“VIEs”). Despite not having an ownership interest in either of the Moxie Project entities, GPI was the primary beneficiary of each one. Accordingly, we included the accounts of the VIEs of Moxie in our consolidated financial statements for the year ended January 31, 2013. With the completion of the agreements described above, Panda became the primary source of financial support for the pre-construction phase of the related projects.

As a result, we ceased the consolidation of Moxie Liberty in the three-month period ended April 30, 2013 and Moxie Patriot in the three months ended July 31, 2013. The elimination of the accounts of the Moxie projects from our condensed consolidated financial statements, including the accumulated net losses of the variable interest entities, resulted in pre-tax gains recognized by GPI in the three and six months ended July 31, 2013 in the amounts of $1,324,000 and $2,444,000 respectively.

In August and December 2013, respectively, Panda completed the purchase of and permanent financing for Moxie Liberty and Moxie Patriot and renamed the project entities Panda Liberty LLC (“Panda Liberty”) and Panda Patriot LLC (“Panda Patriot”). Also, GPS received full notice-to-proceed under both EPC Contracts. From the dates of deconsolidation through the dates of purchase of the Moxie Project entities by Panda, the interest income earned by GPI on its notes receivable was included in other income in our condensed consolidated financial statements.

Last year, GPS assigned the EPC Contracts to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under the EPC Contracts. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. GPS is performing most of the activities of the EPC Contracts. Due to the financial control of GPS, the accounts of the joint ventures were included in our condensed consolidated balance sheets as of July 31, 2014 and January 31, 2014, and their results of operations were included in the condensed consolidated statement of operations for the three and six months ended July 31, 2014 and 2013.

Outlook

Current economic conditions in the United States appear to be improving gradually. However, the progress of the economic recovery is sluggish, particularly in the construction sectors. The severe impacts of the recession of 2008 including stubbornly high unemployment, the depressed state of the housing industry, reduced state and local government budgets and sluggish manufacturing activity all contributed to significant reductions in construction spending in the United States from pre-recession levels.

The power industry has not fully recovered from the corresponding recessionary decline in the demand for power in the United States. After a two-year decline, total electric power generation from all sources increased slightly by 0.3% in 2013, reaching approximately 98% of the peak power generation level of 2007. Published government forecasts project an annual increase in power generation of slightly less than 1% per year for the next 25 years.

For calendar year 2013, electricity generated by natural gas-fired power plants comprised approximately 27% of total generation which represented a 9% annual decline that was due substantially to increased natural gas prices. On the other hand, the share of coal-generated electricity increased by approximately 5% for 2013, and represented 39% of total electricity power generation for the year. During calendar year 2013, the increases in the price for natural gas caused an interruption in the overall shift in the percentage of power provided by gas-fired power plants versus coal-fired power plants.

However, the electricity generation statistics for 2013 are inconsistent with the long-term power generation trends. Over the last 10 years, total power generation has increased by approximately 5%. During the same period, the amount of electricity generated by natural-gas fired power sources increased by 71%, and the amount of electric power generated by coal-fired plants declined by 20%. The amount of electricity provided by nuclear power plants increased over the last 10 years by only 3%. Electrical power generated by renewable energy sources (excluding hydroelectric sources) tripled over the last ten years, but represents only 6% of total generation.

Recent projections of future power generation assume a sustained increase in natural gas production, which should lead to slower price growth in the future. The availability of competitively priced natural gas, the existence of certain programs encouraging renewable fuel use, and the implementation of more severe environmental rules should dampen future coal use. Announcements by electric utilities of the retirement of coal-fired and nuclear power plants continue, citing the availability of cheap natural gas, increasingly stringent environmental regulations and the significant costs of refurbishment and relicensing. The future retirements of coal and nuclear plants will result in the need for new capacity, and new natural gas-fired plants are cheaper to build than coal, nuclear, or renewable plants.

The Environmental Protection Agency (the “EPA”) has been exercising an expansion of regulatory power over air quality and electricity generation by fossil-fueled power plants, most recently proposing new and controversial limitations on the carbon dioxide emissions of existing coal-fired power plants and all new power plants. However, the expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the latest recession. Existing coal-fired plants in the United States are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-powered electricity as a key driver of economic growth. In addition, simplified designs are intended to make new nuclear plants easier and less expensive to build, to operate and to maintain. As a result, a few electric utilities, primarily in the South, have plans to construct and operate new nuclear power plants.

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

Nevertheless, as we have stated in the past, we believe that the long-term prospects for energy plant construction are extremely favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing (“fracking”) have led to a boom in natural gas supply. The abundant availability of cheap, less carbon-intense, natural gas should continue to be a significant factor in the economic assessment of the future for coal-fired power plants. The new and pending carbon emission standards have also become a significant obstacle for any plans to build new coal-fired power plants. The coal industry fears that future regulations limiting carbon emissions may jeopardize the continuing operation of existing coal-fired power plants. The future of clean burning coal is also uncertain as significant plants being built by large southern utilities, touted as the showcase technology for generating clean electricity from low-quality coal, have experienced soaring construction costs.

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

Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks in order to assure the award of the related EPC contract to us. Accordingly, our involvement with the development of the Moxie Projects reflected careful evaluation of the opportunities and risks. We structured the terms of our involvement in order to minimize the financial risks and to benefit from the successful development of the projects.

We remain cautiously optimistic about our long-term growth opportunities. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions. Our performance on current projects should provide a stable base of business activity for the next 2 years, and a return to more typical gross margins due to the absence of sizable development success fees like those earned last year.

Comparison of the Results of Operations for the Three Months Ended July 31, 2014 and 2013

The following schedule compares the results of our operations for the three months ended July 31, 2014 and 2013. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding quarter.

	2014		2013
Revenues
Power industry services	$100,418,000	98.4%	$55,520,000	95.9%
Telecommunications infrastructure services	1,612,000	1.6%	2,344,000	4.1%

Revenues	102,030,000	100.0%	57,864,000	100.0%

Cost of revenues **
Power industry services	79,261,000	78.9%	34,804,000	62.7%
Telecommunications infrastructure services	1,205,000	74.8%	1,803,000	76.9%

Cost of revenues	80,466,000	78.9%	36,607,000	63.3%

Gross profit	21,564,000	21.1%	21,257,000	36.7%
Selling, general and administrative expenses	4,481,000	4.4%	1,601,000	2.8%

Income from operations	17,083,000	16.7%	19,656,000	33.9%
Gain on the deconsolidation of a variable interest entity	—	—	1,324,000	2.3%
Other income, net	41,000	*	410,000	0.7%

Income before income taxes	17,124,000	16.8%	21,390,000	36.9%
Income tax expense	5,104,000	5.0%	7,467,000	12.9%

Net income	12,020,000	11.8%	13,923,000	24.0%
Net income attributable to noncontrolling interests	3,470,000	3.4%	1,300,000	2.2%

Net income attributable to our stockholders	$8,550,000	8.4%	$12,623,000	21.8%

*	Less than 0.1%.
**	Each percentage amount for cost of revenues represents the percentage of revenues of the applicable segment.

Revenues

Power Industry Services

The revenues of the power industry services business increased by $44.9 million to $100.4 million for the three months ended July 31, 2014 compared with revenues of $55.5 million for the second quarter last year. The revenues of this business represented approximately 98% of consolidated revenues for the three months ended July 31, 2014, and approximately 96% of consolidated revenues for the three months ended July 31, 2013.

The operating results of this business for the current quarter included revenues associated with performance on three significant construction projects, including the two large gas-fired combined-cycle power plants located in the Marcellus Shale region of Pennsylvania and a biomass-fired power plant located in eastern Texas. The revenues associated with the early stages of the two gas-fired power plant projects, including increasing on-site activity as the weather in the region improved during the second quarter, and revenues earned in connection with the construction of the biomass-fired plant represented approximately 52%, 34% and 12% of this segment’s revenues for the current quarter, respectively. The latter project is scheduled for substantial completion during the fourth quarter. Approximately 45% and 37% of this segment’s revenues earned in last year’s second quarter related to progress on the final stages of an EPC contract for the construction of a peaking power plant located in Southern California and on the biomass-fired power plant identified above, respectively.

Telecommunications Infrastructure Services

The revenues of this business segment decreased by approximately 31% for the current quarter compared with the corresponding period last year. For the three months ended July 31, 2014, approximately 58% of SMC’s revenues were derived from outside plant services provided for a variety of customers. Last year, we were completing final efforts in connection with the state of Maryland’s deployment of a state-wide, high-speed, fiber optic network. In addition, SMC’s exposure to the state under this program led to the award to us by the state of a large fiber optic network equipment procurement order which was fulfilled last year. Our performance under these projects resulted in revenues for the three months ended July 31, 2013 that represented approximately 41% of SMC’s business for last year’s second quarter.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the three months ended July 31, 2014 compared with last year’s second quarter, the corresponding consolidated cost of revenues also increased. These costs were $80.5 million and $36.6 million for the three months ended July 31, 2014 and 2013, respectively. Gross profit amounts for the three months ended July 31, 2014 and 2013 were $21.6 million and $21.3 million, respectively. Our overall gross profit percentage of 21.1% of consolidated revenues was lower in the current quarter compared with the second quarter last year. The gross profit percentage of 36.7% achieved for the three months ended July 31, 2013 benefited from the favorable effects of reductions made to our estimates of the remaining costs expected to be incurred associated with the power plant project which was completed last year several months ahead of schedule.

Selling, General and Administrative Expenses

These costs were $4,481,000 and $1,601,000 for the three months ended July 31, 2014 and 2013, respectively, representing approximately 4.4% and 2.8% of consolidated revenues for the corresponding periods, respectively. Increases for the current quarter included salary and benefits costs, bonus expense and stock option compensation expense in the amounts of approximately $278,000, $975,000 and $299,000, respectively. Last year’s favorable conclusion of a litigation matter enabled us to reverse the reserve established for anticipated legal costs which resulted in a reduction of selling, general and administrative expenses for the three months ended July 31, 2013 in the approximate amount of $1,304,000 (the “TBN Reserve Reversal”).

Income Tax Expense

For the three months ended July 31, 2014, we incurred income tax expense of $5,104,000 reflecting an estimated annual effective income tax rate of 29.6%. This rate differs from the expected federal income tax rate of 35% due primarily to the favorable effects of permanent differences including the exclusion of income attributable to the noncontrolling interests in the consolidated construction joint ventures of GPS and the domestic manufacturing deduction. As the joint ventures are treated as partnerships for income tax reporting purposes, we report only our share of the taxable income of the entities. These factors were partially offset by the unfavorable effects of state income taxes.

We recorded income tax expense of $7,467,000 for the three months ended July 31, 2013, based on an estimated annual effective income tax rate of 35.0% that included the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences. The anticipated permanent differences last year included the domestic manufacturing deduction and the noncontrolling interests in the earnings of the construction joint ventures. Income tax expense last year also reflected the income tax provision of VLI, including the income tax effect of the TBN Reserve Reversal, which was treated as a discrete item in the amount of $499,000 for the three months ended July 31, 2013.

Other Income

Other income for the three months ended July 31, 2014 amounted to only $41,000. Last year, other income for the second quarter included interest income in the amount of $407,000 earned by GPI on the notes receivable from the Moxie Projects. In addition, the deconsolidation of Moxie Patriot during the second quarter last year resulted in a pre-tax gain for the three months ended July 31, 2013 in the amount of $1,324,000.

Comparison of the Results of Operations for the Six Months Ended July 31, 2014 and 2013

The following schedule compares the results of our operations for the six months ended July 31, 2014 and 2013. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding period.

	2014		2013
Revenues
Power industry services	$150,242,000	98.1%	$99,289,000	95.0%
Telecommunications infrastructure services	2,979,000	1.9%	5,223,000	5.0%

Revenues	153,221,000	100.0%	104,512,000	100.0%

Cost of revenues **
Power industry services	119,311,000	79.4%	66,050,000	66.5%
Telecommunications infrastructure services	2,296,000	77.1%	4,177,000	80.0%

Cost of revenues	121,607,000	79.4%	70,227,000	67.2%

Gross profit	31,614,000	20.6%	34,285,000	32.8%
Selling, general and administrative expenses	7,859,000	5.1%	5,044,000	4.8%

Income from operations	23,755,000	15.5%	29,241,000	28.0%
Gains on the deconsolidation of variable interest entities	—	—	2,444,000	2.3%
Other income, net	63,000	*	566,000	0.5%

Income before income taxes	23,818,000	15.5%	32,251,000	30.8%
Income tax expense	6,997,000	4.5%	11,388,000	10.8%

Net income	16,821,000	11.0%	20,863,000	20.0%
Net income attributable to noncontrolling interests	4,796,000	3.2%	1,830,000	1.8%

Net income attributable to our stockholders	$12,025,000	7.8%	$19,033,000	18.2%

*	Less than 0.1%.
**	Each percentage amount for cost of revenues represents the percentage of revenues of the applicable segment.

Revenues

Power Industry Services

The revenues of the power industry services business increased by $50.9 million to $150.2 million for the six months ended July 31, 2014 compared with revenues of $99.3 million for the corresponding period last year. The revenues of this business represented approximately 98% of consolidated revenues for the six months ended July 31, 2014, and approximately 95% of consolidated revenues for the six months ended July 31, 2013. The significant current year increases in revenues for the power industry services segment reflected the increasing construction activity of the two natural gas-fired, combined cycle power plant projects. Construction efforts ramped up considerably during the second quarter of the current year. The combined revenues related to these two projects represented 82% of this segment’s revenues for the six-month period ended July 31, 2014. Last year, the revenues of this business segment reflected primarily the construction activity winding down on the natural gas-fired peaking plant that was substantially completed in July 2013. Construction activities related to the peaking plant, the biomass plant identified above and a solar energy field project that was completed last year provided combined revenues representing approximately 95% of the revenues of this business segment for the six months ended July 31, 2013.

Telecommunications Infrastructure Services

This business segment has experienced declines in revenues from all major customers during the current year due primarily to a reduction in the number and size of new business opportunities. Most significantly, the decline in the business of the telecommunications infrastructure services segment for the current quarter that is described above contributed to the decrease in revenues, from $5.2 million for the six months ended July 31, 2013 to $3.0 million for the six months ended July 31, 2014.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the six months ended July 31, 2014 compared with consolidated revenues for the six months ended July 31, 2013, the corresponding consolidated cost of revenues also increased. These costs were $121.6 million and $70.2 million for the six months ended July 31, 2014 and 2013, respectively. Gross profits for the six-month periods ended July 31, 2014 and 2013 were $31.6 million and $34.3 million, respectively. Reflecting the decline in profitability discussed above for the current quarter, the gross profit percentages of revenues for the corresponding periods were 20.6% and 32.8% for the six months ended July 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

These costs increased by $2,815,000 to approximately $7,859,000 for the six months ended July 31, 2014 from approximately $5,044,000 for the corresponding period of last year which reflected the favorable effect of the TBN Reserve Reversal discussed above in the amount of $1,304,000. In addition, selling, general and administrative expenses for the six months ended July 31, 2014 included increases in salary and benefits costs, bonus expense and stock option compensation expense in the amounts of approximately $452,000, $887,000 and $206,000, respectively, compared with the corresponding amounts for the six months ended July 31, 2013.

Income Tax Expense

For the six months ended July 31, 2014, we incurred income tax expense of $6,997,000 reflecting the estimated annual effective income tax rate of 29.6%. This rate differs from the expected federal income tax rate of 35% due primarily to the favorable effects of permanent differences including the exclusion of income attributable to noncontrolling interests and the domestic manufacturing deduction. These factors were partially offset by the unfavorable effects of state income taxes.

Income tax expense was $11,388,000 for the six months ended July 31, 2013 based on an estimated annual effective income tax rate of 35.0% that reflected the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences. The anticipated permanent differences last year included the domestic manufacturing deduction and the noncontrolling interests in the earnings of the construction joint ventures. Income tax expense last year also reflected the income tax provision of VLI, including the income tax effect of the TBN Reserve Reversal, which was treated as a discrete item in the amount of $479,000 for the six months ended July 31, 2013.

Other Income

Other income for the six months ended July 31, 2014 amounted to $63,000. Last year, other income for the period included interest income in the amount of $569,000 earned by GPI on the notes receivable from the Moxie Projects. The deconsolidation of Moxie Liberty during the first quarter last year and Moxie Patriot during the second quarter last year resulted in pre-tax gains for the six months ended July 31, 2013 in the total amount of $2,444,000.

Liquidity and Capital Resources as of July 31, 2014

During the six months ended July 31, 2014, our balance of cash and cash equivalents increased by approximately $73.0 million to $345.2 million from a balance of $272.2 million as of January 31, 2014. For the same period, our working capital increased to $154.3 million as of July 31, 2014 from $133.3 million as of January 31, 2014. We have an available balance of $2.9 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”), reduced by $1.35 million to cover letters of credit issued by the Bank last year in support of the project development activities of a potential power plant construction customer. The current expiration date of this arrangement is May 31, 2015.

The current year increase in cash was due primarily to temporary increases in the amount of billings in excess of costs incurred and estimated earnings on current construction projects and the amount of accounts payable and accrued liabilities; these increases provided cash in the amounts of $46.8 million and $18.0 million, respectively. Cash was also provided by net income as adjusted for noncash charges in the total amount of $18.1 million. We used cash as the combined balance of accounts receivable, prepaid expenses and other current assets increased by approximately $11.9 million. Primarily as a result of these factors, net cash was provided by our operating activities during the six months ended July 31, 2014 in the amount of $71.2 million.

We also received approximately $2.3 million in cash proceeds during the six months ended July 31, 2014 from the exercise of options to purchase our common stock. Partially offsetting this benefit during the current year, we made capital expenditures in the amount of $199,000 and lent cash in the amount of $320,000 to potential project owners with power plant projects under development. The total of the related notes receivable and accrued interest was $816,000 as of July 31, 2014. We expect to receive payment of the note balances, plus accrued interest, upon the successful sale and/or funding of the projects.

Despite reporting net income adjusted for noncash charges in the total amount of approximately $20.8 million, the amount of cash and cash equivalents decreased by $22.2 million during the six months ended July 31, 2013 to a balance of $152.9 million as of July 31, 2013 compared with a balance of $175.1 million as of January 31, 2013. However, consolidated working capital increased during the prior year by over $27 million to $116.0 million as of July 31, 2013 from approximately $88.6 million as of January 31, 2013.

Net cash in the amount of $19.4 million was used by operating activities during the six months ended July 31, 2013. Primarily due to the completion of a large power plant construction project, the amount of billings in excess of costs and estimated earnings decreased by a net amount of $33.3 million during the six months ended July 31, 2013. In addition, we reduced the balance of accounts payable and accrued liabilities by $15.3 million during the prior year, including amounts previously retained by us from payments made to subcontractors and suppliers to the peaking power plant project. Partially offsetting the unfavorable effects of these uses of cash, accounts receivable declined during the six months ended July 31, 2013, due primarily to the receipt of previously billed amounts retained by the owner of the peaking power plant project.

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

The arrangements also require the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At July 31, 2014 and January 31, 2014, we were in compliance with each of these financial covenants; we had no senior debt outstanding at either date.

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

At July 31, 2014, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

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

During the six-month period ended July 31, 2014, there were no material changes in either our off balance sheet arrangements or our contractual obligations that are discussed in Item 7 of our 2014 Annual Report. However, as disclosed in Note 15 to our condensed consolidated financial statements included herein, we have entered into a new agreement related to the development of a large natural gas-fired power plant. Under this agreement we have agreed to lend up to $6 million to the project development entity in order to fund certain of the expected project development costs.

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

The following table presents the determinations of EBITDA for the six months ended July 31, 2014 and 2013:

	2014	2013
Net income, as reported	$16,821,000	$20,863,000
Interest expense	—	10,000
Income tax expense	6,997,000	11,388,000
Amortization of purchased intangible assets	121,000	121,000
Depreciation	283,000	265,000

EBITDA	24,222,000	32,647,000

Noncontrolling interests -
Net income	4,796,000	1,830,000
Interest expense	—	171,000
Income tax expense	—	431,000

EBITDA of noncontrolling interests	4,796,000	2,432,000

EBITDA attributable to the stockholders of Argan, Inc.	$19,426,000	$30,215,000

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by or used in operating activities that are presented in our condensed consolidated statements of cash flows for the six months ended July 31, 2014 and 2013:

	2014	2013
EBITDA	$24,222,000	$32,647,000
Current income tax expense	(7,122,000)	(10,174,000)
Stock option compensation expense	968,000	759,000
Gains on deconsolidation of VIEs	—	(2,444,000)
Interest expense	—	(10,000)
(Increase) decrease in accounts receivable	(10,766,000)	9,880,000
Changes related to the timing of scheduled billings	46,945,000	(32,544,000)
Increase (decrease) in accounts payable and accrued liabilities	18,037,000	(15,331,000)
Increase in prepaid expenses and other assets	(1,098,000)	(2,194,000)

Net cash provided by (used in) operating activities	$71,186,000	$(19,411,000)

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our 2014 Annual Report. During the six-month period ended July 31, 2014, there have been no material changes in the way we apply the critical accounting policies described therein.

Adopted and Other Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements other than Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which was issued by the Financial Accounting Standards Board on May 28, 2014 in an effort to create a new, principles-based revenue recognition framework. As described in Note 1 to the condensed consolidated financial statements included herein, we have not yet completed an assessment of the impact that this new guidance will have on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. During the six-month period ended July 31, 2014, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of July 31, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended July 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Included in Note 12 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the six-month period ended July 31, 2014. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

ARGAN, INC.

September 8, 2014	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer

September 8, 2014	By:	/s/ Arthur F. Trudel
Arthur F. Trudel
Senior Vice President, Chief Financial Officer