Form 10-K/A
period 2014-01-31
ARGAN INC
filed 2014-09-18
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Number of shares of common stock outstanding as of April 10, 2014: 14,329,401 shares

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders which was held on June 24, 2014 are incorporated by reference in Part III.

DESCRIPTION OF AMENDMENT

This Form 10-K/A is filed to amend the Annual Report on Form 10-K filed April 15, 2014 (“the 2014 Annual Report”) by refiling the complete text of “Item 8. Financial Statements and Supplementary Data,” including the revised Reports of Independent Registered Public Accounting Firm with the dates correctly stated in the last paragraph of each report and currently dated management certifications that refer to this Amendment to the 2014 Annual Report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements on page 4 of this Amendment to our 2014 Annual Report on Form 10-K/A which index and material referenced therein is incorporated herein.

ITEM 15. EXHIBITS.

The following exhibits are filed as part of this Amendment to our 2014 Annual Report on Form 10-K/A:

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

Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer
Dated: September 18, 2014

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2014

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Amendment to our 2014 Annual Report on Form 10-K/A.

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

The fair value amounts per share of options to purchase shares of the Company’s common stock awarded during the fiscal years ended January 31, 2014, 2013 and 2012 were determined at the dates of grant using the following weighted-average assumptions:

	2014	2013	2012
Risk-free interest rate	1.33%	1.93%	2.57%
Expected volatility	32.73%	35.51%	44.88%
Expected life	4.70 years	4.56 years	4.26 years
Dividend yield	3.39%	—%	—%

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