Form 10-Q
period 2014-10-31
ARGAN INC
filed 2014-12-09
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2014

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

Common stock, $0.15 par value: 14,531,201 shares as of December 4, 2014.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

OCTOBER 31, 2014

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2014	January 31, 2014
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$361,021,000	$272,209,000
Accounts receivable, net of allowance for doubtful accounts	22,905,000	23,687,000
Costs and estimated earnings in excess of billings	314,000	527,000
Prepaid expenses	1,977,000	1,754,000
Notes receivable and accrued interest	1,711,000	204,000
Deferred income tax assets	517,000	178,000

TOTAL CURRENT ASSETS	388,445,000	298,559,000
Property, plant and equipment, net of accumulated depreciation (including $1,617,000 in costs related to a variable interest entity as of October 31, 2014)	5,551,000	4,183,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	1,906,000	2,088,000

TOTAL ASSETS	$414,378,000	$323,306,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$44,941,000	$22,589,000
Dividends payable	10,166,000	—
Accrued expenses	15,228,000	7,912,000
Billings in excess of costs and estimated earnings	156,159,000	134,736,000

TOTAL CURRENT LIABILITIES	226,494,000	165,237,000
Deferred income tax liabilities	295,000	292,000

TOTAL LIABILITIES	226,789,000	165,529,000

COMMITMENTS AND CONTINGENCIES (Note 13)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 14,532,434 and 14,289,134 shares issued at October 31 and January 31, 2014, respectively; 14,529,201 and 14,285,901 shares outstanding at October 31 and January 31, 2014, respectively	2,180,000	2,143,000
Additional paid-in capital	107,223,000	100,863,000
Retained earnings	67,616,000	53,335,000
Treasury stock at cost – 3,233 shares at October 31 and January 31, 2014	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	176,986,000	156,308,000
Noncontrolling interests (Note 2)	10,603,000	1,469,000

TOTAL EQUITY	187,589,000	157,777,000

TOTAL LIABILITIES AND EQUITY	$414,378,000	$323,306,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2014	2013	2014	2013
REVENUES
Power industry services	$125,660,000	$61,103,000	$275,902,000	$160,392,000
Telecommunications infrastructure services	1,904,000	2,349,000	4,883,000	7,572,000

Revenues	127,564,000	63,452,000	280,785,000	167,964,000

COST OF REVENUES
Power industry services	95,863,000	38,012,000	215,174,000	104,062,000
Telecommunications infrastructure services	1,388,000	1,564,000	3,684,000	5,741,000

Cost of revenues	97,251,000	39,576,000	218,858,000	109,803,000

GROSS PROFIT	30,313,000	23,876,000	61,927,000	58,161,000
Selling, general and administrative expenses	5,473,000	3,545,000	13,332,000	8,589,000

INCOME FROM OPERATIONS	24,840,000	20,331,000	48,595,000	49,572,000
Gains on the deconsolidation of variable interest entities	—	—	—	2,444,000
Other income, net	99,000	261,000	162,000	827,000

INCOME BEFORE INCOME TAXES	24,939,000	20,592,000	48,757,000	52,843,000
Income tax expense	8,180,000	8,143,000	15,177,000	19,531,000

NET INCOME	16,759,000	12,449,000	33,580,000	33,312,000
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,337,000	521,000	9,133,000	2,351,000

NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$12,422,000	$11,928,000	$24,447,000	$30,961,000

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$0.86	$0.85	$1.70	$2.21

Diluted	$0.84	$0.83	$1.66	$2.16

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,470,000	14,093,000	14,390,000	14,022,000

Diluted	14,795,000	14,365,000	14,761,000	14,302,000

CASH DIVIDEND DECLARED, PER COMMON SHARE (Note 3)	$0.70	$0.75	$0.70	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$33,580,000	$33,312,000
Adjustments to reconcile net income to net cash provided by operating activities:
Stock option compensation expense	1,489,000	1,152,000
Depreciation	423,000	407,000
Amortization of purchased intangibles	182,000	182,000
Deferred income tax (benefit) expense	(336,000)	1,482,000
Gains on the deconsolidation of variable interest entities	—	(2,444,000)
Changes in operating assets and liabilities:
Accounts receivable, net	546,000	4,372,000
Costs and estimated earnings in excess of billings	213,000	973,000
Prepaid expenses and other assets	(308,000)	(1,110,000)
Accounts payable and accrued expenses	30,172,000	(12,124,000)
Billings in excess of costs and estimated earnings	21,423,000	1,856,000

Net cash provided by operating activities	87,384,000	28,058,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(1,842,000)	(925,000)

Net cash used in investing activities	(1,842,000)	(925,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from the exercise of stock options	3,884,000	2,506,000
Increase in notes receivable from project development entities	(614,000)	(2,326,000)
Payments received on loans made to Moxie Liberty	—	4,294,000
Deconsolidation of the cash of variable interest entities	—	(399,000)

Net cash provided by financing activities	3,270,000	4,075,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	88,812,000	31,208,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	272,209,000	175,142,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$361,021,000	$206,350,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$11,022,000	$18,294,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2014

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and its consolidated affiliates (“GPS”), which provide the substantial portion of consolidated revenues, and Southern Maryland Cable, Inc. (“SMC”). Argan and its consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. Including its consolidated joint ventures and variable interest entities (see Note 2), GPS represents our power industry services business segment. Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

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

The condensed consolidated balance sheet as of October 31, 2014, the condensed consolidated statements of operations for the three and nine months ended October 31, 2014 and 2013, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2014 and 2013 are unaudited. The condensed consolidated balance sheet as of January 31, 2014 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2014 and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Revenues

The following present revenues for the two categories of power industry services provided during the periods ended October 31, 2014 and 2013. Core services represent primarily the ongoing activities conducted pursuant to engineering, procurement and construction contracts for energy plant project owners. The revenues associated with project development services include additional amounts earned upon the success of activities performed by project developers including the closing of permanent financing.

	Three Months Ended October 31,		Nine Months Ended October 31,
Category of Service	2014	2013	2014	2013
Core services	$125,660,000	$46,858,000	$275,902,000	$146,147,000
Project development services	—	14,245,000	—	14,245,000

Total Revenues	$125,660,000	$61,103,000	$275,902,000	$160,392,000

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

The new guidance is effective for public business entities, including the Company, for reporting periods beginning after December 15, 2016. In general, it appears that the Company will be entitled to use the “percentage-of-completion” method for its determination of substantial amounts of revenues earned on its construction contracts as it does currently. However, the ability to recognize revenues over time, and to satisfy the identified performance obligation(s) of a contract, will depend on whether the applicable contract transfers control of the good and/or service provided by the Company thereunder as defined in the new guidance. The Company has not assessed the full impact of the new requirements on its consolidated financial statements including an evaluation of the alternative application approaches that are provided. Entities are permitted to apply the new revenue standard either retrospectively, subject to some practical expedients, or through an alternative transition method that requires a registrant to apply the guidance only to contracts that are uncompleted on the date of initial application.

There are no other recently issued accounting pronouncements that have not yet been adopted that we consider material to the Company’s consolidated financial statements.

NOTE 2 – SPECIAL PURPOSE ENTITIES

The Moxie Project Entities

Moxie Energy, LLC (“Moxie”), a Delaware limited liability company, formed a pair of wholly-owned limited liability companies in order to sponsor the development of two natural gas-fired power plant projects (the “Moxie Projects”). The Moxie Project entities, Moxie Liberty LLC (“Moxie Liberty”) and Moxie Patriot LLC (“Moxie Patriot”), together referred to as the “Moxie Project Entities,” were engaged in the lengthy process of planning, obtaining permits and arranging financing for the construction, ownership and operation of the power plants. Under a development agreement with Moxie, Gemma Power, Inc. (“GPI,” an affiliate included in the GPS group of companies and wholly owned by Argan) supported the development of these two projects with loans that were made in order to cover most of the costs of the development efforts. Pursuant to the development agreement, Moxie provided GPI with the right to receive development success fees and granted GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts.

During March 2013 and May 2013, Moxie reached agreements for the purchase of its membership interests in Moxie Liberty and Moxie Patriot, respectively, by affiliates of Panda Power Funds (“Panda”). The consummation of the purchase of each Moxie Project Entity was contingent upon Panda securing permanent financing for the corresponding project. In addition, the Moxie Project Entities entered into separate engineering, procurement and construction contracts with GPS for the Liberty and Patriot Power Generation Stations (the “EPC Contracts”).

The Deconsolidation of the Moxie Project Entities

Because the Moxie Project Entities did not have sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities were considered to be variable interest entities (“VIEs”). Despite not having an ownership interest in the Moxie Project Entities, GPI was the primary beneficiary of these VIEs. Accordingly, the Company included the accounts of these VIEs in its consolidated financial statements for the year ended January 31, 2013. With the completion of the agreements described above, Panda became the primary source of financial support for the projects. As a result, the Company ceased the consolidation of Moxie Liberty in the three-month period ended April 30, 2013 and Moxie Patriot in the three-month period ended July 31, 2013. The elimination of the accounts of the Moxie Project Entities from the Company’s condensed consolidated financial statements, including the accumulated net losses of the variable interest entities, resulted in pre-tax gains recognized by GPI in the nine month period ended October 31, 2013 in the total amount of $2,444,000.

The Purchases of the Moxie Project Entities

In August and December 2013, respectively, Panda completed the purchase of and permanent financing for Moxie Liberty and Moxie Patriot and renamed the project entities Panda Liberty LLC (“Panda Liberty”) and Panda Patriot LLC (“Panda Patriot”). Also, GPS received full notice-to-proceed under both EPC Contracts. From the dates of deconsolidation through the dates of purchase of the Moxie Project Entities by Panda, the interest income earned by GPI on its notes receivable was included in other income in the condensed consolidated financial statements. The amounts of interest income included in other income in the condensed consolidated statements of operations for the three and nine months ended October 31, 2013 were approximately $259,000 and $827,000, respectively. The net operating loss associated with the Moxie Project Entities (before corresponding income tax benefit) and included in the condensed consolidated results of operations for the nine months ended October 31, 2013 was $101,000.

Construction Joint Ventures

Last year, GPS assigned the EPC Contracts to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under the EPC Contracts. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. GPS expects to perform most of the activities of the EPC Contracts. Due to the financial control of GPS, the accounts of the joint ventures were included in the condensed consolidated balance sheets as of October 31, 2014 and January 31, 2014, and the results of their operations were included in the condensed consolidated statement of operations for the three and nine months ended October 31, 2014 and 2013.

Moxie Freedom LLC

In August 2014, GPI entered into a Development Loan Agreement (the “DLA”) with another wholly-owned subsidiary of Moxie, Moxie Freedom LLC (“Moxie Freedom”), relating to Moxie Freedom’s development of a large natural gas-fired power plant with capacity in excess of 900 MW. The current development plan estimates that a financial closing on a long-term construction and working capital credit facility, along with any related equity investment, will occur in mid-to-late calendar year 2016.

Under the DLA, GPI has agreed to make development loans to Moxie Freedom of up to $6 million in order to cover certain anticipated costs of the project development effort. As of October 31, 2014, the total amount of the notes receivable and accrued interest was $1,291,000; such loans earn interest based on an annual rate of 20% and shall mature no later than December 31, 2017. In connection with the DLA, GPI has been provided a first priority lien and security interest in all of the assets of Moxie Freedom and a first priority lien on Moxie’s membership interest in Moxie Freedom. Moxie Freedom reimburses GPS for certain project development support costs through additions to each monthly loan.

At the time that Moxie Freedom secures construction and working capital financing and repays all development loans and any outstanding obligations related to letters of credit, it shall pay, or cause to be paid, a development success fee to GPI. As additional consideration for the financial commitments made by GPI under the DLA, Moxie Freedom has granted GPS the exclusive rights to provide engineering, procurement and construction services for the project in accordance with basic terms that are outlined in the DLA.

Moxie Freedom represents a VIE due to the current lack of sufficient equity capital for it to complete the contemplated project development activities. The development loans being made by GPI to Moxie Freedom represent variable interests in the entity. The condensed consolidated financial statements for the quarter ending October 31, 2014 include the accounts of Moxie Freedom as the Company’s variable interests in Moxie Freedom currently provide the Company with financial control of the VIE. Through its current arrangements with Moxie Freedom, the Company is deemed to have the power to direct the activities of the VIE that most significantly affect its economic performance, and the Company possesses the rights to receive benefits from the VIE that could be significant to the VIE. Therefore, the Company is the primary beneficiary of the VIE.

Subsequent to the end of the current quarter, GPI entered an agreement with an equipment supplier to Moxie Freedom for this power plant. The supplier agreed to provide GPI with 40% of the funding for the development loans to Moxie Freedom; GPI received cash from the supplier in excess of $500,000 in connection with the closing of this agreement. The supplier received an undivided fractional interest in all present and future loans from GPI. Accordingly, it will earn interest on the cash provided to GPI based on an annual rate of 20% and it will be entitled to receive from GPI 40% of any development success fee earned by GPI in connection with the permanent financing and/or sale of the project.

NOTE 3 – DECLARATION OF SPECIAL CASH DIVIDEND

In September 2014, the Company’s board of directors declared a special cash dividend of $0.70 per share of common stock, which was paid on November 6, 2014 to stockholders of record at the close of business on October 15, 2014. In September 2013, the Company’s board of directors declared a special cash dividend of $0.75 per share of common stock, which was paid on November 7, 2013 to stockholders of record on October 15, 2013.

NOTE 4 – CASH AND CASH EQUIVALENTS

The amounts of cash and cash equivalents in the condensed consolidated balance sheets included cash held within the consolidated joint venture entities. Such cash amounted to approximately $209.9 million and $117.7 million as of October 31, 2014 and January 31, 2014, respectively. It will be used to cover construction costs of the joint ventures primarily and equity distributions to the joint venture partners. No equity distributions were made to either joint venture partner during the nine months ended October 31, 2014.

NOTE 5 – ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable as of October 31, 2014 and January 31, 2014 were approximately $21.0 million and $22.7 million, respectively. Such retainage amounts represent funds withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the lengths of retention periods may vary. Amounts outstanding as of October 31, 2014 should be collected over the next two years. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

The amount of the allowance for doubtful accounts at both October 31, 2014 and January 31, 2014 was approximately $5.5 million. In fiscal year 2010, the balance of the accounts receivable from the owner of a partially completed construction project was written down to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the accounts receivable balance was and remains fully reserved. There were no provisions for accounts receivable losses recorded during the three and nine months ended October 31, 2014. The provision amounts for the three and nine months ended October 31, 2013 were not material.

NOTE 6 – COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The tables below set forth the aggregate amounts of costs incurred and earnings accrued on uncompleted contracts compared with the billings for those contracts through October 31, 2014 and January 31, 2014, and reconcile the net amounts of billings in excess of costs and estimated earnings to the corresponding amounts included in the condensed consolidated balance sheets at those dates.

	October 31, 2014	January 31, 2014
Costs incurred on uncompleted contracts	$385,154,000	$162,137,000
Estimated accrued earnings	73,899,000	21,961,000

	459,053,000	184,098,000
Less – Billings to date	614,898,000	318,307,000

	$(155,845,000)	$(134,209,000)

Costs and estimated earnings in excess of billings	$314,000	$527,000
Billings in excess of costs and estimated earnings	156,159,000	134,736,000

	$(155,845,000)	$(134,209,000)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at October 31, 2014 and January 31, 2014 consisted of the following:

	October 31, 2014	January 31, 2014
Land and improvements	$677,000	$473,000
Building and improvements	2,596,000	2,779,000
Furniture, machinery and equipment	3,493,000	3,560,000
Trucks and other vehicles	1,454,000	1,578,000
Project costs of Moxie Freedom	1,617,000	—

	9,837,000	8,390,000
Less – accumulated depreciation	4,286,000	4,207,000

Property, plant and equipment, net	$5,551,000	$4,183,000

Depreciation expense amounts were approximately $140,000 and $142,000 for the three months ended October 31, 2014 and 2013, respectively, and were approximately $423,000 and $407,000 for the nine months ended October 31, 2014 and 2013, respectively. The costs of maintenance and repairs totaled $99,000 and $83,000 for the three months ended October 31, 2014 and 2013, respectively, and $218,000 and $204,000 for the nine months ended October 31, 2014 and 2013, respectively.

The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. Rent included in the selling, general and administrative expenses was $48,000 and $56,000 for the three months ended October 31, 2014 and 2013, respectively, and was $146,000 and $125,000 for the nine months ended October 31, 2014 and 2013, respectively. Rent incurred on construction projects and included in the costs of revenues was $4,686,000 and $866,000 for the three months ended October 31, 2014 and 2013, respectively, and was $9,247,000 and $2,665,000 for the nine months ended October 31, 2014 and 2013, respectively.

NOTE 8 – OTHER INTANGIBLE ASSETS

The Company’s intangible assets, other than goodwill, consisted of the following amounts at October 31 and January 31, 2014:

		October 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	January 31, 2014 Net Amount
Trade name – GPS	15 years	$3,643,000	$1,918,000	$1,725,000	$1,907,000
Trade name – SMC	Indefinite	181,000	—	181,000	181,000

Intangible assets, net		$3,824,000	$1,918,000	$1,906,000	$2,088,000

Amortization expense was $61,000 for each of the three-month periods ended October 31, 2014 and 2013, and was $182,000 for each of the nine-month periods ended October 31, 2014 and 2013.

NOTE 9 – FINANCING ARRANGEMENTS

The Company maintains financing arrangements with Bank of America (the “Bank”). The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2015, with interest at LIBOR plus 2.25%. Borrowing availability in the total amount of $1.35 million has been designated to cover letters of credit issued by the Bank, with expiration dates ranging from September 23, 2015 to November 5, 2015, in support of the project development activities of a potential power plant owner. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. There were no actual borrowings outstanding under the Bank financing arrangements as of October 31, 2014 or January 31, 2014.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is required for acquisitions, divestitures, cash dividends and significant investments. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. At October 31, 2014 and January 31, 2014, the Company was in compliance with the financial covenants of its amended financing arrangements. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements.

NOTE 10 – STOCK-BASED COMPENSATION

At October 31, 2014, there were 1,205,350 shares of the Company’s common stock reserved for issuance under its stock option plans, including approximately 312,000 shares of the Company’s common stock available for awards under the Company’s 2011 Stock Plan.

A summary of activity under the Company’s stock option plans for the nine months ended October 31, 2014 is presented below:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (Years)	Weighted Average Fair Value
Outstanding, January 31, 2014	916,150	$17.36	6.04	$5.58
Granted	220,500	$28.84
Exercised	(243,300)	$15.96

Outstanding, October 31, 2014	893,350	$20.57	6.52	$5.87

Exercisable, October 31, 2014	597,850	$16.73	5.77	$5.58

Exercisable, January 31, 2014	613,150	$15.40	5.09	$6.15

A summary of the change in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2014 is presented below:

	Shares	Weighted Average Fair Value
Nonvested, January 31, 2014	303,000	$4.40
Granted	220,500	$6.60
Vested	(228,000)	$3.85

Nonvested, October 31, 2014	295,500	$6.47

Compensation expense amounts related to stock options were $521,000 and $393,000 for the three months ended October 31, 2014 and 2013, respectively, and were $1,489,000 and $1,152,000 for the nine months ended October 31, 2014 and 2013, respectively. At October 31, 2014, there was $856,000 in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next eleven (11) months.

The total intrinsic values of the stock options exercised during the nine months ended October 31, 2014 and 2013 were approximately $3,897,000 and $1,933,000, respectively. At October 31, 2014, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options (that were “in-the-money”) exceeded the aggregate exercise prices of such options by approximately $12,794,000 and $10,806,000, respectively.

The fair value of each stock option granted in the nine-month period ended October 31, 2014 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

Nine Months Ended October 31, 2014
Dividend yield	2.61%
Expected volatility	33.49%
Risk-free interest rate	1.20%
Expected life in years	4.67

NOTE 11 – INCOME TAXES

The Company’s income tax expense amounts for the nine months ended October 31, 2014 and 2013 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 35% to income before income taxes for the periods as shown in the table below.

	Nine Months Ended October 31,
	2014	2013
Computed expected income tax expense	$17,065,000	$18,495,000
State income taxes, net of federal tax benefit	2,325,000	1,918,000
Permanent differences, net	(4,323,000)	(1,280,000)
Other, net	110,000	398,000

	$15,177,000	$19,531,000

For the nine months ended October 31, 2014 and 2013, the favorable income tax effects of permanent differences related primarily to the exclusion from taxable income of the income attributable to the noncontrolling interests in the consolidated joint ventures (which are considered partnerships for income tax reporting purposes) and the domestic manufacturing deduction. As of October 31, 2014 and January 31, 2014, the amounts presented in the condensed consolidated balance sheets for accrued expenses included accrued income taxes of approximately $3,769,000 and $303,000, respectively. The Company’s condensed consolidated balance sheet as of October 31, 2014 included net deferred income tax assets of approximately $222,000. At January 31, 2014, net deferred income tax liabilities in the amount of approximately $114,000 were included in the condensed consolidated balance sheet.

The Company is subject to income taxes in the United States of America and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2011. The Company is undergoing an audit of its income tax return filed in the state of California for the year ended January 31, 2013. The Company does not have reason to expect any material changes to its income tax liability resulting from the outcome of this audit.

NOTE 12 – EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN

Basic earnings per share amounts were computed by dividing income by the weighted average number of shares of common stock that were outstanding during the applicable period.

Diluted earnings per share amounts for the three months ended October 31, 2014 and 2013 were computed by dividing the corresponding income amounts by the weighted average number of outstanding common shares for the applicable period plus 325,000 shares and 272,000 shares representing the total dilutive effects of outstanding stock options during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended October 31, 2014 and 2013 excluded the effects of options to purchase approximately 40,000 and 147,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the corresponding period.

Diluted earnings per share amounts for the nine months ended October 31, 2014 and 2013 were computed by dividing the income amounts by the weighted average number of outstanding common shares for the applicable period plus 371,000 shares and 280,000 shares representing the total dilutive effects of outstanding stock options during the periods, respectively. The diluted weighted average number of shares outstanding for the nine months ended October 31, 2014 and 2013 excluded the anti-dilutive effects of options to purchase approximately 40,000 and 267,000 shares of common stock, respectively.

NOTE 13 – LEGAL CONTINGENCIES

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

In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the bankruptcy court and have not been distributed to Altra’s creditors. The court separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. In November 2011, the court held that the claim of the project lender is superior to the lien claim of GPS. Fact discovery related to the second phase was completed in January 2012, but the court stayed this action pending the final resolution of the claims against the Company’s payment bond which were dismissed in September 2014 as discussed below. Accordingly, the Company expects that the court’s stay will soon be lifted and it has queried the mediator for these matters in order to determine whether further attempts at non-binding mediation may result in a resolution of the claims before litigation of these matters resumes.

In January 2009, GPS and Delta-T Corporation (“Delta T”), a major subcontractor to GPS on the Project, executed a Project Close-Out Agreement which settled all contract claims between the parties and included a payment in the amount of $3.5 million that GPS made to Delta-T. Pursuant to this agreement, Delta-T assigned its lien rights related to the Project to GPS which advised the parties that it would be pursuing only the assigned lien rights of Delta-T, amounting to approximately $21.2 million, for the remainder of this action.

In April 2009, a subcontractor to Delta-T (“DCR”) received an arbitration award in its favor against Delta-T in the amount of approximately $6.8 million that was confirmed in federal district court in Florida in December 2009. In April 2009, DCR also filed suit in the District Court of Thayer County, Nebraska, in order to recover its claimed amount of $6.8 million, as amended, from a payment bond issued to Altra on behalf of GPS. In December 2011, DCR filed a separate lawsuit against GPS relating to the Project in the District Court of Thayer County; its complaint sought damages in the amount of $6.1 million plus interest, costs and attorney fees.

In August 2012, the applicable parties executed settlement agreements that resulted in the dismissal of the claims against GPS and its surety company, with prejudice, and the assignment of DCR’s mechanic’s lien claim against the escrowed Altra Project sales proceeds to GPS. In connection with these settlements, GPS made cash payments to DCR in August 2012 that totaled $1,875,000. Subsequent to the execution of the settlement agreements and the payments made by GPS, DCR’s former counsel filed notice of a charging lien, claiming that DCR was indebted to counsel in excess of $1.8 million in fees and costs. In addition, a subcontractor to DCR on the Altra Project filed a motion asking the court to set aside the dismissals or, in the alternative, to reconsider them. In October 2012, the court vacated the prior orders of dismissal and permitted DCR’s former counsel and former subcontractor to file complaints. A trial for the charging lien and subcontractor claims was held in April 2013.

On September 30, 2014, the court dismissed the complaints of the plaintiffs against GPS and its surety company, and subsequently issued orders of dismissal with prejudice bringing these actions to a close.

NOTE 14 – SEGMENT REPORTING

The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services. The business operations of each segment are conducted primarily by the Company’s wholly-owned subsidiaries – GPS and SMC, respectively.

Presented below are summarized operating results and certain financial position data of the Company’s business segments for the three and nine months ended October 31, 2014 and 2013. The “Other” columns include the Company’s corporate and unallocated expenses.

Three Months Ended October 31, 2014	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$125,660,000	$1,904,000	$—	$127,564,000
Cost of revenues	95,863,000	1,388,000	—	97,251,000

Gross profit	29,797,000	516,000	—	30,313,000
Selling, general and administrative expenses	3,486,000	311,000	1,676,000	5,473,000

Income (loss) from operations	26,311,000	205,000	(1,676,000)	24,840,000
Other income, net	98,000	—	1,000	99,000

Income (loss) before income taxes	$26,409,000	$205,000	$(1,675,000)	24,939,000

Income tax expense				8,180,000

Net income				$16,759,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$94,000	$43,000	$3,000	$140,000

Property, plant and equipment additions	$1,629,000	$14,000	$—	$1,643,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$350,289,000	$2,833,000	$61,256,000	$414,378,000

Three Months Ended October 31, 2013	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$61,103,000	$2,349,000	$—	$63,452,000
Cost of revenues	38,012,000	1,564,000	—	39,576,000

Gross profit	23,091,000	785,000	—	23,876,000
Selling, general and administrative expenses	1,814,000	344,000	1,387,000	3,545,000

Income (loss) from operations	21,277,000	441,000	(1,387,000)	20,331,000
Other income, net	260,000	—	1,000	261,000

Income (loss) before income taxes	$21,537,000	$441,000	$(1,386,000)	20,592,000

Income tax expense				8,143,000

Net income				$12,449,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000

Depreciation	$96,000	$45,000	$1,000	$142,000

Property, plant and equipment additions	$69,000	$15,000	$—	$84,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$216,492,000	$2,381,000	$41,575,000	$260,448,000

Nine Months Ended October 31, 2014	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$275,902,000	$4,883,000	$—	$280,785,000
Cost of revenues	215,174,000	3,684,000	—	218,858,000

Gross profit	60,728,000	1,199,000	—	61,927,000
Selling, general and administrative expenses	8,042,000	971,000	4,319,000	13,332,000

Income (loss) from operations	52,686,000	228,000	(4,319,000)	48,595,000
Other income, net	160,000	—	2,000	162,000

Income (loss) before income taxes	$52,846,000	$228,000	$(4,317,000)	48,757,000

Income tax expense				15,177,000

Net income				$33,580,000

Amortization of purchased intangibles	$182,000	$—	$—	$182,000

Depreciation	$286,000	$129,000	$8,000	$423,000

Property, plant and equipment additions	$1,718,000	$74,000	$50,000	$1,842,000

Nine Months Ended October 31, 2013	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$160,392,000	$7,572,000	$—	$167,964,000
Cost of revenues	104,062,000	5,741,000	—	109,803,000

Gross profit	56,330,000	1,831,000	—	58,161,000
Selling, general and administrative expenses	5,254,000	991,000	2,344,000	8,589,000

Income (loss) from operations	51,076,000	840,000	(2,344,000)	49,572,000
Gains on the deconsolidation of VIEs	2,444,000	—	—	2,444,000
Other income, net	825,000	—	2,000	827,000

Income (loss) before income taxes	$54,345,000	$840,000	$(2,342,000)	52,843,000

Income tax expense				19,531,000

Net income				$33,312,000

Amortization of purchased intangibles	$182,000	$—	$—	$182,000

Depreciation	$268,000	$137,000	$2,000	$407,000

Property, plant and equipment additions	$880,000	$62,000	$—	$942,000

NOTE 15 – MAJOR CUSTOMERS

During the three and nine months ended October 31, 2014 and 2013, the majority of the Company’s consolidated revenues related to engineering, procurement and construction services that were provided by GPS to the power industry. Revenues from power industry services accounted for approximately 99% and 96% of consolidated revenues for the three months ended October 31, 2014 and 2013, respectively, and approximately 98% and 95% of consolidated revenues for the nine months ended October 31, 2014 and 2013, respectively.

The Company’s significant customer relationships for the current year included three power industry service customers which accounted for approximately 44%, 44% and 10%, respectively, of consolidated revenues for the three months ended October 31, 2014. These three largest customers provided approximately 45%, 39% and 14%, respectively, of consolidated revenues for the nine months ended October 31, 2014. The Company’s significant customer relationships last year included two power industry service customers which accounted for approximately 49% and 29%, respectively, of consolidated revenues for the three months ended October 31, 2013. Three customers provided approximately 36%, 30% and 20%, respectively, of consolidated revenues for the nine months ended October 31, 2013.

When core services are provided in regions of the United States that are subject to variability in weather conditions, the Company’s ability to conduct operations may be hampered or interrupted. Accordingly, operating results may be impacted unfavorably during the Company’s first and fourth fiscal quarters as current construction activities are concentrated in the Marcellus Shale region of northeast Pennsylvania, an area that may be subject to severe winter weather.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2014, and the results of their operations for the three and nine months ended October 31, 2014 and 2013, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 filed with the Securities and Exchange Commission on April 15, 2014 (the “2014 Annual Report”).

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

Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At October 31, 2014, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company. The amount of cash and cash equivalents in the condensed consolidated balance sheets included cash held within consolidated joint venture entities. Such cash amounted to approximately $209.9 million and $117.7 million as of October 31, 2014 and January 31, 2014, respectively. It will be used to cover the construction costs of the joint ventures primarily and equity distributions to the joint venture partners.

Overview

For the three months ended October 31, 2014 (the third quarter of our fiscal year 2015), consolidated revenues increased by $64.1 million to $127.6 million for the current period, compared with consolidated revenues of $63.5 million for the third quarter of last year, due to the increased revenues of our power industry services business. The revenues of this group rose by $64.6 million to $125.7 million for the third quarter of the current year compared with revenues of $61.1 million for the three months ended October 31, 2013. The revenues of the telecommunications infrastructure services business segment for the three months ended October 31, 2014 and 2013 were $1.9 million and $2.3 million, respectively.

Gross profit for the current quarter was $30.3 million compared with $23.9 million for last year’s third quarter, which reflected a decrease in our gross profit percentage, expressed as a percentage of consolidated revenues for the applicable period, to 23.8% for the current quarter from 37.6% last year. Our profitability for the three months ended October 31, 2013 reflected the recognition of the project development success fee related to the Moxie Liberty project in the amount of $14.2 million. Net income attributable to our stockholders for the three months ended October 31, 2014 increased to $12.4 million, or $0.84 per diluted share, compared with net income attributable to our stockholders of $11.9 million, or $0.83 per diluted share, for the three months ended October 31, 2013. The amount of net income attributable to noncontrolling interests was $4.3 million for the current period; the comparable amount for the three months ended October 31, 2013 was $521,000. Our gross margin for the current year period included the effects of our favorable contract performance on several projects including the construction of a power plant project that is substantially complete.

Consolidated revenues increased by $112.8 million to $280.8 million for the nine months ended October 31, 2014, compared with consolidated revenues of $168.0 million for the comparable period of last year, due to the increased revenues of our power industry services business. The revenues of this group rose by $115.5 million to $275.9 million for the current period compared with $160.4 million for the nine months ended October 31, 2013. The revenues of the telecommunications infrastructure services business segment for the nine months ended October 31, 2014 and 2013 were $4.9 million and $7.6 million, respectively.

Gross profit increased to $61.9 million for the nine months ended October 31, 2014 from $58.2 million for the nine months ended October 31, 2013, which reflected a reduction in our gross profit percentage, expressed as a percentage of consolidated revenues for the applicable period, to 22.1% for the current period from 34.6% for the corresponding period last year. Net income attributable to our stockholders for the nine months ended October 31, 2014 decreased to $24.4 million, or $1.66 per diluted share, compared with net income attributable to our stockholders of $31.0 million, or $2.16 per diluted share, for the nine months ended October 31, 2013. The amount of net income attributable to noncontrolling interests was $9.1 million for the current period; the comparable amount for the nine months ended October 31, 2013 was $2.4 million.

Our operating results for the nine months ended October 31, 2013 also reflected the effects of favorable contract performance. The completion of the final phases of a significant power plant project ahead of schedule resulted in an improvement in the gross profit of this job which was recognized mostly in the first and second quarters last year. In addition, we recorded pre-tax gains in the aggregate amount of $2.4 million during the nine months ended October 31, 2013 in connection with the deconsolidation of the variable interest entities as discussed below which were included in other income in the condensed consolidated statement of operations. Further, the favorable conclusion of a litigation matter enabled us to reverse the reserve established for anticipated legal costs during the second quarter last year which resulted in a reduction of selling, general and administrative expenses in the approximate amount of $1.3 million for nine month period ended October 31, 2013.

The current year increases in revenues for the power industry services segment have reflected the heightened levels of construction activity on two natural gas-fired, combined cycle power plant projects. As discussed below, both of these projects are located in the Marcellus shale-gas region of Pennsylvania. On-site activity was hampered somewhat during our first quarter by the poor winter weather experienced by the northeastern United States. Construction efforts ramped up considerably during the second and third quarters. The combined revenues related to these two projects represented approximately 88% of consolidated revenues for the current quarter and 84% of consolidated revenues for the nine-month period ended October 31, 2014.

Our balance of cash and cash equivalents continued to grow during the current year to a balance of $361.0 million as of October 31, 2014 from a balance of $272.2 million as of January 31, 2014 which reflected primarily the net cash provided by our operating activities in the amount of $87.4 million.

At October 31, 2014, our contract backlog was $520 million which compares with a total contract backlog of $790 million at January 31, 2014.

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

The Moxie Project entities were considered to be variable interest entities (“VIEs”). Despite not having an ownership interest in either of the Moxie Project entities, GPI was the primary beneficiary of each one. Accordingly, we included the accounts of the VIEs of Moxie in our consolidated financial statements for the year ended January 31, 2013. However, with the completion of the agreements described above, Panda became the primary source of financial support for the pre-construction phase of the related projects. As a result, we ceased the consolidation of Moxie Liberty in the three-month period ended April 30, 2013 and Moxie Patriot in the three-month period ended July 31, 2013. The elimination of the accounts of the Moxie Projects from our condensed consolidated financial statements, including the accumulated net losses of these variable interest entities, resulted in pre-tax gains recognized by GPI that totaled $2,444,000 in the nine months ended October 31, 2013. In August and December 2013, respectively, Panda completed the purchase of and permanent financing for Moxie Liberty and Moxie Patriot and renamed the project entities Panda Liberty LLC (“Panda Liberty”) and Panda Patriot LLC (“Panda Patriot”). Also, GPS received full notice-to-proceed under both EPC Contracts.

Last year, GPS assigned the two EPC Contracts to separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under the EPC Contracts. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. Through its work force, subcontractors, suppliers and other service providers, GPS is performing most of the activities of the EPC Contracts. Due to the financial control of GPS, the accounts of the joint ventures were included in our condensed consolidated balance sheets as of October 31, 2014 and January 31, 2014, and the results of their operations were included in our condensed consolidated statement of operations for the three and nine months ended October 31, 2014 and 2013.

Moxie Freedom LLC

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

Under the DLA, GPI has agreed to make development loans to Moxie Freedom of up to $6 million in order to cover certain anticipated costs of the project development effort. As of October 31, 2014, the total amount of the notes receivable and accrued interest was $1,291,000; such loans earn interest based on an annual rate of 20% and shall mature no later than December 31, 2017. In connection with the DLA, GPI has been provided a first priority lien and security interest in all of the assets of Moxie Freedom and a first priority lien on Moxie’s membership interest in the project entity. Moxie Freedom reimburses GPS for certain project development support costs though additions to each monthly loan draw. At the time that Moxie Freedom secures construction and working capital financing and repays all development loans and any outstanding obligations related to letters of credit, it shall pay, or cause to be paid, a development success fee to GPI that is expected to be approximately $6 million. As additional consideration for the financial commitments made by GPI under the DLA, Moxie Freedom has granted GPS the exclusive rights to provide engineering, procurement and construction services for the project in accordance with basic terms that are outlined in the DLA.

Moxie Freedom represents a variable interest entity due to the current lack of sufficient equity capital for it to complete the contemplated project development activities. The development loans being made by GPI to Moxie Freedom represent variable interests in the entity. The condensed consolidated financial statements for the quarter ending October 31, 2014 include the accounts of Moxie Freedom as the Company’s variable interests in Moxie Freedom currently provide the Company with financial control of the VIE. Through its current arrangements with Moxie Freedom, the Company is deemed to have the power to direct the activities of the VIE that most significantly affect its economic performance, and the Company possesses the rights to receive benefits from the VIE that could be significant to the VIE.

Subsequent to the end of the quarter, GPI entered an agreement with an equipment supplier to Moxie Freedom for this power plant. The supplier agreed to provide GPI with 40% of the funding for the development loans to Moxie Freedom; GPI received cash from the supplier in excess of $500,000 in connection with the closing of this agreement. The supplier received an undivided fractional interest in all present and future loans from GPI. Accordingly, it will earn interest on the cash provided to GPI based on an annual rate of 20% and it will be entitled to receive from GPI 40% of any development success fee earned by GPI in connection with the permanent financing and/or sale of the project.

Outlook

Current economic conditions in the United States appear to be improving gradually. However, the progress of the economic recovery is sluggish, particularly in the construction sectors. The severe impacts of the recession of 2008 included high unemployment, the depressed state of the housing industry, reduced state and local government budgets and sluggish manufacturing activity all contributed to significant reductions in construction spending in the United States from pre-recession levels.

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

For calendar year 2013, electricity generated by natural gas-fired power plants comprised approximately 27% of total generation Increased natural gas prices during 2013 contributed to a 9% annual reduction in the share of total power generation provided by natural-gas fired power plants. On the other hand, the share of coal-generated electricity increased by approximately 5% for 2013, and represented 39% of total electricity power generation for the year.

However, the electricity generation statistics for 2013 are inconsistent with the long-term power generation trends. Over the last 10 years, total power generation has increased by approximately 5%. During the same period, the amount of electricity generated by natural-gas fired power sources increased by 71%, and the amount of electric power generated by coal-fired plants declined by 20%. The amount of electricity provided by nuclear power plants increased over the last 10 years by only 3%. Electrical power generated by renewable energy sources (excluding hydroelectric sources) tripled over the last ten years, but represented only 6% of total generation last year.

Projections of future power generation assume a sustained increase in natural gas production, which should lead to slower price growth in the future. The availability of competitively priced natural gas, the existence of certain programs encouraging renewable fuel use, and the implementation of severe environmental rules should dampen future coal use. The Environmental Protection Agency (the “EPA”) has been exercising an expansion of regulatory power over air quality and electricity generation by fossil-fueled power plants, most recently proposing new and controversial limitations on the carbon dioxide emissions of existing coal-fired power plants and all new power plants. Announcements by electric utilities of the retirement of coal-fired and nuclear power plants continue, citing the availability of cheap natural gas, increasingly stringent environmental regulations and the significant costs of refurbishment and relicensing. The future retirements of coal and nuclear plants will result in the need for new capacity, and new natural gas-fired plants are relatively less expensive to build than coal, nuclear, or renewable plants. In addition, the quickness with which gas-fired plants utilizing modern turbine designs can be brought on-line makes gas-fired power plants an effective complement to the intermittent power-generating solar and wind powered plants.

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

We believe that the soft demand for power is continuing to limit the number of new energy plant construction opportunities that we are seeing. The new opportunities that may arise will continue to result in fierce competition among bidders. Most of our competitors are global engineering and construction firms, substantially larger than us. Our relatively smaller size may be evaluated to be a risk by potential project owners.

Nevertheless, as we have stated in the past, we believe that the long-term prospects for energy plant construction are extremely favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing (“fracking”) have led to a boom in natural gas supply. The abundant availability of cheap, less carbon-intense, natural gas should continue to be a significant factor in the economic assessment of future power plants. The new and pending carbon emission standards have also become a significant obstacle for any plans to build new coal-fired power plants. The coal industry fears that future regulations limiting carbon emissions may jeopardize the continuing operation of existing coal-fired power plants. The future of clean burning coal is also uncertain as significant plants being built by large southern utilities, touted as the showcase technology for generating clean electricity from low-quality coal, have experienced soaring construction costs.

The demand for electric power in this country is expected to grow slowly but steadily over the long term. Increasing demands for electricity, the ample supply of natural gas, and the expected retirement of old coal, nuclear and oil-powered energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. Market concerns about emissions should continue to dampen the expansion of coal-fired capacity. Low fuel prices for new natural gas-fired plants also affect the relative economics of coal-fired capacity, as does the continued rise in construction costs for new coal-fired power plants. We expect continuing concerns about the safety, high cost and construction cost overrun risk of nuclear power plants. In summary, the development of renewable and natural gas-fired power generation facilities should result in new construction opportunities for us.

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

Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks in order to assure the award of the related EPC contract to us. Accordingly, our involvement with the development of the projects sponsored by Moxie reflected careful evaluation of the opportunities and risks. We structured the terms of our involvement in order to minimize the financial risks and to benefit from the successful development of the projects.

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

Comparison of the Results of Operations for the Three Months Ended October 31, 2014 and 2013

The following schedule compares the results of our operations for the three months ended October 31, 2014 and 2013. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding quarter.

	2014		2013
Revenues
Power industry services	$125,660,000	98.5%	$61,103,000	96.3%
Telecommunications infrastructure services	1,904,000	1.5%	2,349,000	3.7%

Revenues	127,564,000	100.0%	63,452,000	100.0%

Cost of revenues *
Power industry services	95,863,000	76.3%	38,012,000	62.2%
Telecommunications infrastructure services	1,388,000	72.9%	1,564,000	66.6%

Cost of revenues	97,251,000	76.2%	39,576,000	62.4%

Gross profit	30,313,000	23.8%	23,876,000	37.6%
Selling, general and administrative expenses	5,473,000	4.3%	3,545,000	5.6%

Income from operations	24,840,000	19.5%	20,331,000	32.0%
Other income, net	99,000	0.1%	261,000	0.4%

Income before income taxes	24,939,000	19.6%	20,592,000	32.4%
Income tax expense	8,180,000	6.5%	8,143,000	12.8%

Net income	16,759,000	13.1%	12,449,000	19.6%
Income attributable to noncontrolling interests	4,337,000	3.4%	521,000	0.8%

Net income attributable to our stockholders	$12,422,000	9.7%	$11,928,000	18.8%

*	Each percentage amount for cost of revenues represents the percentage of revenues of the applicable segment.

Revenues

Power Industry Services

For the current quarter, the revenues of the power industry services business more than doubled compared to the revenues for the third quarter last year. Revenues increased by $64.6 to $125.7 million for the three months ended October 31, 2014 compared with revenues of $61.1 million for the third quarter last year. The revenues of this business represented approximately 99% of consolidated revenues for the three months ended October 31, 2014, and approximately 96% of consolidated revenues for the three months ended October 31, 2013. The operating results of this business for the current quarter included revenues associated with performance on three significant construction projects. The revenues associated with the two gas-fired power plant projects located in the Marcellus Shale region of Pennsylvania and the revenues earned in connection with the construction of the biomass-fired plant located in eastern Texas represented approximately 45%, 44% and 11% of this segment’s revenues for the current quarter, respectively. The latter project reached substantial completion during the current quarter.

The operating results of this business for the third quarter last year reflected performance on primarily five construction projects, including completion of a large natural gas-fired peaking power plant, and construction activities for the biomass-fired power plant, a photovoltaic solar energy project and the Panda Liberty and Panda Patriot projects. Revenues recognized on the Liberty EPC contract plus the development success fee earned by us on the sale of the project by Moxie, in the approximate amount of $14.2 million, represented approximately 51% of the revenues of the power industry services segment for the prior year quarter. Construction of the biomass power plant and the peaking power plant were the second and third largest contributors of revenues for this business segment during last year’s third quarter.

Telecommunications Infrastructure Services

The revenues of this business segment decreased by approximately 19% for the current quarter compared with the corresponding period last year. For the three months ended October 31, 2014, approximately 61% of SMC’s revenues were derived from outside plant services provided for a variety of customers. Last year, we were completing final efforts in connection with the state of Maryland’s deployment of a state-wide, high-speed, fiber optic network. Our performance under this project resulted in revenues for the three months ended October 31, 2013 that represented approximately 33% of SMC’s business for last year’s third quarter.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the three months ended October 31, 2014 compared with last year’s third quarter, the corresponding consolidated cost of revenues also increased significantly. These costs were $97.3 million and $39.6 million for the three months ended October 31, 2014 and 2013, respectively. Gross profit amounts for the three months ended October 31, 2014 and 2013 were $30.3 million and $23.9 million, respectively. Our gross margin for the current quarter included the effects of favorable contract performance on several projects including a power plant project that reached substantial completion several months ahead of schedule. However, our overall gross profit percentage of 23.8% of consolidated revenues for the current quarter was lower than the gross profit percentage of 37.6% reflected in the operating results for the third quarter last year which benefited from the favorable effects of the contribution represented by the Moxie Liberty development efforts in the amount of approximately $12.8 million. Last year, employee bonus costs of $1,425,000 were reported as cost of revenues associated with the development success fee revenues for the three month-period ended October 31, 2013.

Selling, General and Administrative Expenses

These costs were $5,473,000 and $3,545,000 for the three months ended October 31, 2014 and 2013, respectively, representing approximately 4.3% and 5.6% of consolidated revenues for the corresponding periods, respectively. Increases for the current quarter included bonus expense, salary and benefits costs, and expenses of the Moxie Freedom entity in the amounts of approximately $1,400,000, $199,000 and $159,000, respectively.

Income Tax Expense

For the three months ended October 31, 2014, we incurred income tax expense of $8,180,000 reflecting an estimated annual effective income tax rate of 30.9% including discreet items. This rate is less than the expected federal income tax rate of 35% due primarily to the favorable effects of permanent differences including the exclusion of income attributable to the noncontrolling interests in the consolidated construction joint ventures of GPS and the domestic manufacturing deduction. As the joint ventures are treated as partnerships for income tax reporting purposes, we report only our share of the taxable income of the entities.

For the current quarter, these factors were partially offset by the unfavorable effects of state income taxes. In addition, income tax expense for the current quarter included the unfavorable effect of the federal income tax return-to-provision adjustment in the amount of approximately $128,000.

For the three months ended October 31, 2013, we incurred income tax expense of $8,143,000 based on an estimated annual effective income tax rate of 36.7% which reflected the unfavorable effects of state income taxes and other adjustments partially offset by the favorable effects of permanent differences. The anticipated permanent differences last year included the domestic manufacturing deduction, the deconsolidation of the VIEs and the exclusion of the noncontrolling interests in the earnings of the construction joint ventures for income tax reporting purposes.

Other Income

Other income for the three months ended October 31, 2014 amounted to $99,000. Last year, other income for the third quarter included interest income in the amount of $259,000 earned by GPI on the notes receivable from Moxie Projects. For the current quarter, the interest income related to the notes receivable from Moxie Freedom was eliminated in the consolidation of the Moxie Freedom variable interest entity with the financial statements of Argan and its other consolidated subsidiaries.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2014 and 2013

The following schedule compares the results of our operations for the nine months ended October 31, 2014 and 2013. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding period.

	2014		2013
Revenues
Power industry services	$275,902,000	98.3%	$160,392,000	95.5%
Telecommunications infrastructure services	4,883,000	1.7%	7,572,000	4.5%

Revenues	280,785,000	100.0%	167,964,000	100.0%

Cost of revenues *
Power industry services	215,174,000	78.0%	104,062,000	64.9%
Telecommunications infrastructure services	3,684,000	75.4%	5,741,000	75.8%

Cost of revenues	218,858,000	77.9%	109,803,000	65.4%

Gross profit	61,927,000	22.1%	58,161,000	34.6%
Selling, general and administrative expenses	13,332,000	4.8%	8,589,000	5.1%

Income from operations	48,595,000	17.3%	49,572,000	29.5%
Gains on the deconsolidation of variable interest entities	—	—	2,444,000	1.4%
Other income, net	162,000	0.1%	827,000	0.5%

Income before income taxes	48,757,000	17.4%	52,843,000	31.4%
Income tax expense	15,177,000	5.4%	19,531,000	11.6%

Net income	33,580,000	12.0%	33,312,000	19.8%
Net income attributable to noncontrolling interests	9,133,000	3.3%	2,351,000	1.4%

Net income attributable to our stockholders	$24,447,000	8.7%	$30,961,000	18.4%

*	Each percentage amount for cost of revenues represents the percentage of revenues of the applicable segment.

Revenues

Power Industry Services

The revenues of the power industry services business increased by $115.5 million to $275.9 million for the nine months ended October 31, 2014 compared with revenues of $160.4 million for the corresponding period last year. The revenues of this business represented approximately 98% of consolidated revenues for the nine months ended October 31, 2014, and approximately 95% of consolidated revenues for the nine months ended October 31, 2013. The significant current year increase in revenues for the power industry services segment reflected the increasing construction activity of the two natural gas-fired, combined cycle power plant projects. The combined revenues related to these two projects represented approximately 85% of this segment’s revenues for the nine-month period ended October 31, 2014.

Last year, the revenues of this business segment reflected primarily the construction activity on the biomass-fired power plant and the natural gas-fired peaking plant that was completed last year. Construction activities related to the peaking plant and the biomass plant identified above provided combined revenues representing approximately 69% of the revenues of this business segment for the nine months ended October 31, 2013. In addition, revenues recognized in connection with the initial construction activity for the Liberty construction project plus the development success fee earned on the sale of the project by Moxie represented approximately 21% of the revenues of the power industry services segment for the nine months ended October 31, 2013.

Telecommunications Infrastructure Services

Most significantly, the 36% decline in the business of the telecommunications infrastructure services segment for the nine months ended October 31, 2014 from the amount of revenues for this segment reported for the comparable period last year reflected the completion of SMC’s project supporting the state of Maryland that is identified above. For the nine months ended October 31, 2013, revenues associated with this project represented approximately 37% of this segment’s total revenues for the period. Partially offsetting this decline, revenues associated with SMC’s other customers receiving outside plant services increased by 26% between the periods, and represented approximately 58% of this segment’s total revenues for the nine months ended October 31, 2014.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the nine months ended October 31, 2014 compared with consolidated revenues for the nine months ended October 31, 2013, the corresponding consolidated cost of revenues also increased. These costs were $218.9 million and $109.8 million for the nine months ended October 31, 2014 and 2013, respectively. Gross profit amounts for the nine-month periods ended October 31, 2014 and 2013 were $61.9 million and $58.2 million, respectively. The results for the current year period reflected the effects of favorable contract performance, particularly during the current quarter. As discussed above, last year’s results benefited from the favorable gross margin contribution related to the fee earned by us upon the sale of the Moxie Liberty project to Panda. The gross profit percentages of revenues were 22.1% and 34.6% for the nine months ended October 31, 2014 and 2013, respectively.

Selling, General and Administrative Expenses

These costs increased by $4,743,000 to approximately $13,332,000 for the nine months ended October 31, 2014 from approximately $8,589,000 for the corresponding period of last year. Selling, general and administrative expenses for the nine months ended October 31, 2014 included increases in bonus expense, salaries and benefits, stock option compensation expense and accounting and audit fees in the amounts of approximately $2,287,000, $533,000, $334,000 and $215,000, respectively, compared with the corresponding amounts for the nine months ended October 31, 2013.

In addition, last year’s favorable conclusion of a litigation matter enabled us to reverse the reserve established for anticipated legal costs which resulted in a reduction of selling, general and administrative expenses for the nine months ended October 31, 2013 in the approximate amount of $1,304,000.

Income Tax Expense

For the nine months ended October 31, 2014, we incurred income tax expense of $15,177,000 reflecting the estimated annual effective income tax rate of 30.9%. This rate is lower than the expected federal income tax rate of 35% due primarily to the favorable effects of permanent differences including the exclusion of income attributable to our joint venture partner and the domestic manufacturing deduction. These factors were partially offset by the unfavorable effects of state income taxes and the federal income tax return-to-provision adjustment identified above and reflected in the results for the current period.

Income tax expense was $19,531,000 for the nine months ended October 31, 2013 based on an estimated annual effective income tax rate of 36.7% that reflected the unfavorable effects of state income taxes partially offset by the favorable effect of permanent differences, primarily the domestic manufacturing deduction, the deconsolidation of the VIEs and the exclusion from income of the noncontrolling interests in the income of the joint ventures for income tax reporting purposes. Other amounts reflected in the income tax provision for the nine months ended October 31, 2013 included the federal income tax return-to-provision adjustment of $199,000.

Other Income

Other income for the nine months ended October 31, 2014 amounted to $162,000, including primarily interest income earned on notes receivable from power plant project developers. Last year, other income for the period included interest income in the amount of $827,000 earned by GPI on the notes receivable from Moxie Projects. The deconsolidation of Moxie Liberty during the first quarter last year and Moxie Patriot during the third quarter last year resulted in pre-tax gains for the nine months ended October 31, 2013 in the total amount of $2,444,000.

Liquidity and Capital Resources as of October 31, 2014

During the nine months ended October 31, 2014, our balance of cash and cash equivalents increased by approximately $88.8 million to $361.0 million from a balance of $272.2 million as of January 31, 2014. For the same period, our working capital increased to $162.0 million as of October 31, 2014 from $133.3 million as of January 31, 2014. We have an available balance of $2.9 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”), which amount is net of $1.35 million designated to cover letters of credit renewed by the Bank this year in support of the project development activities of a potential power plant construction customer. The current expiration date of this arrangement is May 31, 2015.

The increase in cash and cash equivalents over the nine-month period ended October 31, 2014 was due substantially to our profitable operations as net income for the period was $33.6 million. The net amount of noncash adjustments to net income increased the amount of cash provided by the profitable operations by $1,758,000. We also increased the amount of accounts payable and accrued liabilities and experienced a temporary increase in the amount of billings in excess of costs incurred and estimated earnings on current construction projects. These increases provided cash in the approximate amounts of $30.2 million and $21.4 million during the current period, respectively. Primarily as a result of these factors, net cash was provided in the amount of $87.4 million during the nine months ended October 31, 2014 by our operating activities.

We also received approximately $3.9 million in cash proceeds during the nine months ended October 31, 2014 from the exercise of options to purchase our common stock. Partially offsetting this benefit during the current year, we made capital expenditures in the amount of $1,842,000, including capitalized project development costs related to Moxie Freedom in the amount of $1,617,000. We lent cash in the amount of $614,000 to power plant developers. The latter amount excludes GPI’s loans to the Moxie Freedom project entity during the current period which totaled $1,259,000; these loans were eliminated from our consolidated financial statements for the nine months ended October 31, 2014 with the inclusion of the accounts of Moxie Freedom.

The amount of cash and cash equivalents increased by $31.2 million during the first nine months last year to a balance of $206.4 million as of October 31, 2013 compared with a balance of $175.1 million as of January 31, 2013. In addition, consolidated working capital increased during this period by approximately $32.7 million to $121.3 million as of October 31, 2013 from approximately $88.6 million as of January 31, 2013.

Net cash in the amount of $28,058,000 was provided by operating activities during the nine months ended October 31, 2013. Net income for the nine months ended October 31, 2013 was $33,312,000. However, primarily due to the completion of the large peaking power plant construction project, the balance of accounts payable and accrued liabilities declined by $12,124,000 last year, which represented a use of cash. The expected reduction in the amount of billings in excess of costs and estimated earnings on this job during the nine months ended October 31, 2013 was more than offset by the temporary increase in such amounts related to other projects, resulting in a net increase to cash and cash equivalents in the amount of $1,856,000. The collection of retentions on completed projects and the prior year change in the mix of ongoing construction projects resulted in a reduction to accounts receivable in the amount of $4,372,000 which represented a source of cash. The net amount of noncash adjustments to net income represented a source of cash of approximately $779,000 for the nine months ended October 31, 2013 as the aggregate favorable cash flow effect of stock option compensation, deferred income taxes, depreciation and amortization was partially offset by the noncash gains on the deconsolidation of the Moxie Project variable interest entities in the aggregate amount of $2,444,000.

During the nine months ended October 31, 2013, we used net cash in making expenditures for property, plant and equipment in the amount of $925,000. The deconsolidation of the Moxie Project VIEs resulted in the elimination of their cash balances from our consolidated balance sheet in the amount of $399,000 last year. Loans to these entities made during the nine months ended October 31, 2013 and subsequent to their deconsolidation totaled $2,326,000. Upon the sale of Moxie Liberty to Panda in August 2013, we received repayment of notes receivable in the amount of $4,294,000. The amount of cash proceeds received from the exercise of stock options during the nine months ended October 31, 2013 was $2,506,000.

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

The arrangements also require the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At October 31, 2014 and January 31, 2014, we were in compliance with each of these financial covenants; we had no senior debt outstanding at either date.

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

At October 31, 2014, most of our balance of cash and cash equivalents was invested in high-quality money market funds sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

We believe that cash on hand and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future, including the funding of certain energy projects under development, without deterioration of working capital. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

During the nine-month period ended October 31, 2014, there were no material changes in either our off balance sheet arrangements or our contractual obligations that are discussed in Part II, Item 7 of our 2014 Annual Report. However, as disclosed in Note 2 to our condensed consolidated financial statements included herein, we have entered into a new agreement related to the development of a large natural gas-fired power plant. Under this agreement we have agreed to lend up to $6 million to the project development entity in order to fund certain of the expected project development costs. The financial statements of this variable interest entity are included in our condensed consolidated financial statements for the nine months ended October 31, 2014.

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

The following table presents the determinations of EBITDA for the nine months ended October 31, 2014 and 2013:

	2014	2013
Net income, as reported	$33,580,000	$33,312,000
Interest expense	—	10,000
Income tax expense	15,177,000	19,531,000
Depreciation	423,000	407,000
Amortization of purchased intangible assets	182,000	182,000

EBITDA	49,362,000	53,442,000

Noncontrolling interests -
Net income	9,133,000	2,351,000
Interest expense	—	171,000
Income tax (benefit) expense	(79,000)	431,000

EBITDA of noncontrolling interests	9,054,000	2,953,000

EBITDA attributable to the stockholders of Argan, Inc.	$40,308,000	$50,489,000

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by operating activities that are presented in our condensed consolidated statements of cash flows for the nine months ended October 31, 2014 and 2013:

	2014	2013
EBITDA	$49,362,000	$53,442,000
Current income tax expense	(15,513,000)	(18,049,000)
Stock option compensation expense	1,489,000	1,152,000
Gains on deconsolidation of VIEs	—	(2,444,000)
Interest expense	—	(10,000)
Decrease in accounts receivable	546,000	4,372,000
Changes related to the timing of scheduled billings	21,636,000	2,829,000
Increase (decrease) in accounts payable and accrued liabilities	30,172,000	(12,124,000)
Increase in prepaid expenses and other assets	(308,000)	(1,110,000)

Net cash provided by operating activities	$87,384,000	$28,058,000

Critical Accounting Policies

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our 2014 Annual Report. During the nine-month period ended October 31, 2014, there have been no material changes in the way we apply the critical accounting policies described therein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. During the nine-month period ended October 31, 2014, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of October 31, 2014. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended October 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Included in Note 13 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the nine-month period ended October 31, 2014. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

When our services are provided in regions of the United States that are subject to variability in weather conditions, our ability to conduct operations may be hampered or interrupted. In the past, we have successfully completed large projects in such areas including New England and the desert region of California. Currently, construction activities are concentrated in the Marcellus Shale region of northeast Pennsylvania, an area that may be subject to severe winter weather. Although the construction schedules allow a substantial amount of upcoming project activity to be conducted within enclosed structures and include the purchase of additional direct materials, our operating results may be impacted unfavorably by adverse weather in that region during our first and fourth fiscal quarters.

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

ARGAN, INC.

December 9, 2014	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

December 9, 2014	By:	/s/ Arthur F. Trudel
Arthur F. Trudel
Senior Vice President, Chief Financial Officer