Form 10-K
period 2015-01-31
ARGAN INC
filed 2015-04-16
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $324,601,000 on July 31, 2014 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE as reported for that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 9, 2015: 14,631,451 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders to be held on June 24, 2015 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES

2015 ANNUAL REPORT ON FORM 10-K

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

During the year ended January 31, 2015 (our “Fiscal 2015”), as discussed below, we entered into a Development Loan Agreement (the “DLA”) with Moxie Freedom LLC (“Moxie Freedom”), wholly-owned by Moxie Energy, LLC (“Moxie”), relating to the development of a large natural gas-fired power plant in the Marcellus Shale region of northeast Pennsylvania. We determined that GPS was the primary beneficiary of this variable interest entity (the “VIE”). Through construction joint ventures that we formed during the year ended January 31, 2014 (our “Fiscal 2014”), we are currently building two natural gas-fired power plants in this region, Panda Liberty and Panda Patriot. GPS, including the consolidated joint ventures and the variable interest entity, represents our power industry services business segment. SMC represents our telecommunications infrastructure services business segment. Financial information about our business segments is included in Note 17 to the accompanying consolidated financial statements.

Holding Company Structure

Argan was organized as a Delaware corporation in May 1961. We intend to grow our Company by making additional acquisitions of and/or investments in companies complimentary to our own with significant potential for profitable growth. However, we may have more than one industrial focus. We expect that companies acquired in each industrial group will be held in separate subsidiaries that will be operated in a manner that best provides cash flows for us and value for our stockholders. Argan is a holding company with no operations other than its continuing investments in GPS and SMC.

Power Industry Services

GPS is a full service engineering, procurement and construction (“EPC”) contractor with the proven abilities of designing, building and commissioning large-scale energy projects. The extensive design, construction, start-up and operating experience of our power industry services business has grown with the completion of projects for more than 76 facilities representing over 11,000 megawatts (“MW”) of power-generating capacity. Our power projects have included base-load combined-cycle facilities, simple-cycle peaking plants and boiler plant construction and renovation efforts. We have also broadened our experience into the renewable energy industry by providing EPC contracting services to the owners of alternative energy facilities, including biomass plants, wind farms and solar fields. Typically, the scope of work for GPS includes complete plant design and construction from site development through electrical interconnection and plant testing. The durations of our construction projects may extend to three years. The revenues of our power industry services business segment were approximately $377 million, $219 million and $261 million for the years ended January 31, 2015, 2014 and 2013, respectively, or approximately 98%, 96% and 94% of our consolidated revenues for the corresponding years.

During the past three years, we successfully completed the construction of six significant energy projects including an 800 MW simple-cycle quick start peaking power plant located near Desert Hot Springs, California, encompassing the delivery and installation of eight gas turbines for CPV Sentinel, LLC (the “Sentinel Project”); wind-energy farms in the states of Illinois and Pennsylvania including the installation of a total of approximately one-hundred fifty wind turbines with a total power rating of approximately 230 MW; and two large solar energy fields in Massachusetts including the installation of over 40,000 ground-mounted photovoltaic panels on capped and closed landfills.

During Fiscal 2015, we also completed a biomass-fired project for East Texas Electric Cooperative, Inc. (“ETEC”) covering EPC contracting services for a 49.9 MW power plant fueled by chipped timber located near Woodville, Texas (the “Woodville EPC Project”). The contract had a value of approximately $169 million and was finished ahead of its December 2014 planned completion date. We have received a contract for the operation and maintenance of this power plant for a term of three years beyond the mobilization period with an estimated aggregate value of approximately $32 million.

When our services are provided in regions of the United States that are subject to variability in weather conditions, our ability to conduct operations may be hampered or interrupted. In the past, we have successfully completed large projects in such areas including New England and the desert region of California. Currently, construction activities are concentrated in the Marcellus Shale region of northeast Pennsylvania, an area that may be subject to severe winter weather. Our future operating results may be impacted unfavorably by adverse weather at our power plant construction sites, depending on the location and stage of the project.

The Panda Projects

Panda Liberty and Panda Patriot are located in Bradford County, Pennsylvania, and Lycoming County, Pennsylvania, respectively. The project owners are entities affiliated with Panda Power Funds (“Panda”), Panda Liberty LLC and Panda Patriot LLC, respectively. These facilities are natural gas-fired power plants being built by us near natural gas sources and they will provide electricity to the power grid in the northeastern United States, eliminating the need to transport natural gas via pipelines over long distances to supply the power generation plants. Each power plant will be a combined-cycle power facility consisting of two single-shaft trains and each plant is designed to generate over 800 MW of electrical power. Construction activities were commenced by us pursuant to the corresponding EPC contracts following the successful sale of the project entities to Panda by Moxie during Fiscal 2014. Full notice-to-proceed was received for Panda Liberty in August 2013 and for Panda Patriot in December 2013. In connection with the closing of the sales by Moxie, we were paid development success fees in Fiscal 2014 that totaled approximately $27.1 million. The combined initial EPC contract value of the Panda Liberty and Panda Patriot projects (together the “Panda Projects”) was approximately $767 million. The Panda Projects have projected completion dates in the first and second quarters of calendar 2016, respectively.

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of completing a project or program for a project owner, such as a government agency or a commercial enterprise. These special purpose entities are generally dissolved upon completion of the corresponding project or program. Accordingly, GPS assigned the EPC contracts for the Panda Projects to joint ventures that were formed in Fiscal 2014 to perform the work for the applicable project and to spread the bonding risk associated with the projects. Our partner for both ventures is the same large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of these EPC contracts for the Panda Projects. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable. GPS has no significant commitments beyond those related to the completion of the EPC contracts for the Panda Projects. The joint venture partners are dedicating resources to the projects that are necessary to complete the power plants and they are being reimbursed for their costs. GPS is performing most of the activities of these EPC contracts for the Panda Projects. Due to our financial control over the joint ventures, they are included in our consolidated financial statements for the years ended January 31, 2015 and 2014.

Moxie Freedom LLC

We entered into the DLA during Fiscal 2015, to support the development of a large natural gas-fired power plant with a nominal capacity of 1,000 MW that is planned to be located in Luzerne County, Pennsylvania. In return for our commitment to provide Moxie Freedom with loans up to $6 million that bear interest at an annual interest rate of 20%, Moxie Freedom will award GPS with the EPC contract for the project and will pay us a development success fee not to exceed the amount outstanding on the loan upon the successful sale and/or permanent financing of the project. The activities of Moxie Freedom are focused on 1) obtaining the necessary permits to build and operate the power plant, 2) completing arrangements to connect the power plants to the fuel supply and the electricity grids, 3) engaging energy plant operators in negotiations for the purchase of the project, and 4) securing permanent financing for the project, with closing anticipated to occur by mid-to-late calendar year 2016. As we are the primary beneficiary of this variable interest entity, it is included in our consolidated financial statements for the year ended January 31, 2015.

In November 2014, an equipment supplier to Moxie Freedom agreed to provide us with 40% of the funding for the development loans made to Moxie Freedom under a participation agreement. The supplier received an undivided fractional interest in all present and future loans from us to Moxie Freedom. It will earn interest on the cash provided to GPS based on an annual rate of 20% and it will be entitled to receive from GPS 40% of any development success fee earned by us.

Materials

In connection with the engineering and construction of traditional and renewable power plants, biodiesel plants and other power energy systems, we procure materials for installation on the various projects. With our assistance, the project owners frequently procure and supply certain major components of the power plants such as the natural gas turbines. We are not dependent upon any one source for materials that we use to complete a particular project, and we are not currently experiencing difficulties in procuring the necessary materials for our contracted projects. However, we cannot guarantee that in the future there will not be unscheduled delays in the delivery of ordered materials and equipment.

Competition

GPS competes with numerous large and well capitalized private and public firms in the construction and engineering services industry. These competitors include Bechtel Corporation and Fluor Corporation, global firms providing engineering, procurement, construction and project management services; SNC-Lavalin Group, Inc., a diversified Canadian construction and engineering firm; Chicago Bridge & Iron Company N.V., a diversified firm providing consulting, engineering, construction and facilities management services; Skanska AB, a leading international project development and construction company; and Kiewit Corporation, an employee-owned global construction firm. These and other competitors are multi-billion dollar companies with thousands of employees. GPS also may compete with regional construction services companies in the markets where planned projects might be located.

To compete with these firms, we emphasize our proven track record as a cost-effective choice for the design, build and commissioning of natural gas-fired and alternative power energy systems. Our extensive and successful experience includes the efficient completion of natural gas-fired simple cycle and combined cycle power plants, wood/coal-fired plants, waste-to-energy plants, wind farms, solar fields and biofuel processing facilities, all performed on an EPC contract basis. GPS provides a full range of competitively priced development, consulting, engineering, procurement, construction, commissioning and maintenance services to project owners. We are able to react quickly to their requirements while bringing a strong, experienced team to help navigate through difficult technical, scheduling and construction issues. We believe that we are uniquely positioned to assist in the development and delivery of innovative renewable energy solutions as world energy needs grow and efforts to reduce the effects of climate change increase.

Customers

For the year ended January 31, 2015, we recognized revenues associated with EPC contract services provided to Panda Liberty and Panda Patriot that represented approximately 45% and 41% of consolidated revenues, respectively. We also recognized revenues related to the Woodville EPC Project that we completed during Fiscal 2015 which represented approximately 12% of consolidated revenues for the year.

For the fiscal year ended January 31, 2014, we recognized revenues associated with the Woodville EPC Project and the Sentinel Project that represented approximately 33% and 22% of consolidated revenues, respectively. In addition, the combined revenues recognized pursuant to the EPC contracts associated with the Panda Liberty and Panda Patriot projects represented approximately 21% of consolidated revenues and the fees earned in connection with the successful development of these projects represented approximately 12% of consolidated revenues for Fiscal 2014.

For Fiscal 2013, we recognized revenues under the EPC contracts for the Sentinel Project and the Woodville EPC Project that represented approximately 56% and 18% of consolidated revenues, respectively.

Contract Backlog

Contract backlog represents the total accumulated value of projects awarded less the amounts of revenues recognized to date on contracts at a specific point in time. We believe contract backlog is an indicator of future revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and the future revenues of GPS. At January 31, 2015, our total contract backlog of $423 million included primarily the remaining contract values associated with the EPC contracts for Panda Liberty and Panda Patriot and the three-year operations and maintenance contract with ETEC. Our total contract backlog as of January 31, 2014 was $790 million.

Regulation

Our power industry service operations are subject to various federal, state and local laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement, employee compensation and security clearance requirements. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that we have all the licenses required to conduct our current operations and that we are in substantial compliance with applicable regulatory requirements.

Telecommunications Infrastructure Services

Through SMC, which represents our telecommunications infrastructure services business segment, we provide comprehensive technology wiring and utility construction solutions to customers in the mid-Atlantic region. We perform both outside plant and inside plant cabling services including the structuring, cabling, terminations and connectivity that provide the physical transport for high speed data, voice, video and security networks. The revenues of SMC were $6.4 million, $8.8 million and $17.3 million for the years ended January 31, 2015, 2014 and 2013, respectively, or approximately 2%, 4% and 6% of our consolidated revenues for the corresponding periods, respectively.

Services provided to our outside premises customers include trench-less directional boring and excavation for underground communication and power networks, aerial cabling services, and the installation of buried cable, high and low voltage electric lines, and private area outdoor lighting systems. Directional boring systems are electronically guided and can place underground networks of various sizes with little or no restoration required. We use our equipment and experienced personnel to perform the trenching, plowing and back-hoeing for underground networks, to complete the installation of a variety of network structures, and to restore work sites. We utilize aerial bucket trucks, digger derrick trucks and experienced personnel to complete a variety of aerial projects. The outside premises services are primarily provided to local governments, regional communications service providers, electric utilities and other commercial customers.

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

Materials

Generally, our telecommunications infrastructure services customers supply most or all of the materials required for a particular job and we provide the personnel, tools and equipment to perform the installation, maintenance or repair services. However, for certain projects, we may supply part or all of the materials required. In these instances, we have not been dependent upon any one source for the materials that we customarily utilize to complete projects. We are not presently experiencing, nor do we anticipate experiencing, any difficulties in procuring an adequate supply of materials.

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

Customers

Consistently, a major portion of SMC’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with SMC’s major customers. Over the last five years, these major customers have included Howard County and the state of Maryland, Verizon, EDS and Southern Maryland Electric Cooperative (“SMECO”), a local electricity cooperative. For the year ended January 31, 2015, approximately 25% of SMC’s revenues were derived from outside plant services provided under the contract with SMECO. Total outside plant work represented 56% of SMC’s revenues for Fiscal 2015 with the balance consisting of inside plant work.

Contract Backlog

As referenced above, a substantial number of the tasks were completed under the terms of master agreements that include pre-negotiated labor rates or line item prices. At January, 31, 2015 and 2014, the estimated values of unfulfilled work orders, open customer purchase orders and projects expected to be completed under current contracts were approximately $570,000 and $550,000, respectively.

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

Financing Arrangements

We have financing arrangements with Bank of America (the “Bank”). The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2015, with interest at LIBOR plus 2.25%. Prior to the end of May 2015, we expect to extend the expiration date of the financing arrangements on terms favorable to us. There were no borrowed amounts outstanding under the revolving loan arrangement as of January 31, 2015. However, available funds in the total amount of $1.35 million have been designated to cover letters of credit issued by the Bank in support of the project development activities of a potential power plant customer. We may obtain other standby letters of credit from the Bank in the ordinary course of business, not to exceed $10.0 million. We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is required for acquisitions, significant investments, divestitures and cash dividends. The amended financing arrangements contain an acceleration clause which allows the Bank to declare outstanding borrowed amounts due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of the Company or any of its subsidiaries. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. At January 31, 2015, we were in compliance with the financial covenants of the amended financing arrangements.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. GPS and SMC each have an experienced full time safety director committed to ensuring a safe work place, as well as compliance with applicable permits, insurance and local and environmental laws. Contracts in the power and telecommunication infrastructure services industries may require performance bonds or other means of financial assurance to secure contractual performance. Under such circumstances and/or as a means to spread project risk, we may consider an arrangement with a joint venture party in order to provide the required bonding to a prospective project owner. As indicated above, we have the commitment of the Bank to issue irrevocable standby letters of credit up to an aggregate amount of $10.0 million in support of our bonding collateral requirements; no such letters of credit were outstanding as of January 31, 2015.

Employees

The total number of personnel employed by us is subject to the volume of construction in progress and the relative amount of work performed by subcontractors. We had approximately 862 employees at January 31, 2015, substantially all of whom were full-time. We believe that our employee relations are good.

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

Argan, Inc.

Attention: Corporate Secretary

One Church Street, Suite 201

Rockville, Maryland 20850

(301) 315-0027

ITEM 1A. RISK FACTORS.

Our business is challenged by a changing environment that involves many known and unknown risks and uncertainties. The risks described below discuss factors that have affected and/or could affect us in the future. There may be others. We may be affected by risks that are currently unknown to us or are immaterial at this time. If any such events did occur, our business, financial condition and results of operations could be adversely affected in a material manner. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q.

Soft demand for electrical power may cause deterioration in our financial outlook.

The sluggish economic recovery in the United States may continue to result in a lackluster demand for electrical power in the United States. Soft demand growth for power and a slowdown in the anticipated pace of the retirement of coal-fired and/or nuclear power plants could result in the delay, curtailment or cancellation of future gas-fired power plant projects, thus decreasing the overall demand for our services and adversely impacting our financial outlook. In addition, project owners may experience difficulty in raising capital for the construction of power-generation plants and renewable fuel production facilities due to substantial limitations on the availability of credit and other factors including uncertainty regarding the availability of future government subsidies. In general, if overall economic conditions do not improve steadily, the demand for our EPC contract services may be adversely affected.

Our future revenues and earnings are dependent on the award of new contracts which we do not directly control.

Due primarily to the favorable operating results of GPS, we have generated income for seven consecutive years — the fiscal years ended January 31, 2009 through 2015. As described in the risks presented below, our ability to maintain profitable operations depends on many factors including the ability of the power industry services business segment to continue to obtain significant new EPC projects and to complete its projects successfully.

Our dependence on one or a few customers could adversely affect us.

The size of the energy plant construction projects of our power industry services segment frequently results in a limited number of projects contributing a substantial portion of our consolidated revenues each year as described in Note 16 to the accompanying consolidated financial statements. Should we fail to replace projects that are completed by GPS with new projects, future revenues and profits may be adversely affected.

Our dependence on large construction contracts may result in uneven quarterly financial results.

Our power industry service activities in any one fiscal quarter are typically concentrated on a few large construction projects for which we use the percentage-of-completion accounting method to determine corresponding revenues. To a substantial extent, our contract revenues are recognized as services are provided as measured by the amount of costs incurred. As the timing of equipment purchases, subcontractor services and other contract events may not be evenly distributed over the lives of our contracts, the amount of total contract costs may vary from quarter to quarter, creating uneven amounts of quarterly consolidated revenues. In addition, the timing of contract commencements and completions may exacerbate the uneven pattern. As a result of the foregoing, future amounts of consolidated revenues, cash flow from operations, net income and earnings per share reported on a quarterly basis may vary in an uneven pattern and may not be indicative of the operating results expected for any other quarter or for an entire fiscal year, thus rendering consecutive quarter comparisons of our consolidated operating results a less meaningful way to assess the growth of our business.

Lawsuits could adversely affect our business.

From time to time, we, our directors and/or certain of our current officers may be named as parties to lawsuits. It is not possible at this time to predict the likely outcome of legal actions with certainty, and an adverse result in any lawsuit against us could have a material adverse effect on us. Litigation can involve complex factual and legal questions, proceedings may occur over several years and the outcomes are typically difficult to predict. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations over multi-year periods, which could adversely affect our financial condition, results of operations or cash flows.

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

We are a holding company with no operations other than our investments in GPS and SMC. We want to make additional acquisitions and/or investments that would provide positive cash flow to us and value to our stockholders. However, additional companies meeting these criteria and that provide products and/or services in growth industries similar to ours and that are available for purchase at attractive prices are difficult to find. Discussions with the principal(s) of potential acquisition targets may be protracted and ultimately terminated for a variety of reasons. Further, due diligence investigations of attractive target companies may uncover unfavorable data, and the negotiation and consummation of acquisition agreements may not be successful.

We cannot readily predict the timing or size of any future acquisitions or the capital we will need for these transactions. However, it is likely that any potential future acquisition or strategic investment transaction would require the use of cash and/or shares of our common stock as components of the purchase price. Using cash for acquisitions may limit our financial flexibility and make us more likely to seek additional capital through future debt or equity financings. Our ability to obtain such additional financing in the future may depend upon prevailing capital market conditions, the strength of our future operating results and financial condition as well as conditions in our business, and the amount of outside financing sought by us. These factors may affect our efforts to arrange additional financing on terms that are acceptable to us. Our ability to use shares of our common stock as future acquisition consideration may be limited by a variety of factors, including the future market price of shares of our common stock and a potential seller’s assessment of the liquidity of our common stock. If adequate funds or the use of our common stock are not available to us, or are not available on acceptable terms, we may not be able to take advantage of desirable acquisitions or other investment opportunities that would benefit our business.

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

Even if we do complete acquisitions in the future, acquired companies may fail to achieve the results we anticipate including the expected gross profit percentages. In addition, we may not be able to successfully integrate such acquired companies with our other operations without substantial costs, delays or other operational or financial problems including:

•	diversion of management’s attention from other important operational matters;

•	difficulties integrating the operations and personnel of acquired companies;

•	inability to retain key personnel of acquired companies;

•	risks associated with unanticipated events or liabilities;

•	the potential disruptions to our current business; and

•	difficulty in the maintenance of uniform standards, controls, procedures and policies, including an effective system of internal control over financial reporting.

If one of our acquired companies suffers customer dissatisfaction or performance problems, the reputation of our entire Company could be materially and adversely affected. In addition, future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interests, the issuance of sizable amounts of debt and the incurrence of contingent liabilities. In summary, integrating acquired companies involves a number of special risks which could materially and adversely affect our business, financial condition and results of operations.

Our results of operations could be adversely affected as a result of impairment losses related to goodwill and other purchased intangible assets.

When we acquire a business, we typically record goodwill equal to the excess amount paid for the business, including liabilities assumed, over the fair value of the net assets of the acquired business. Generally accepted accounting principles require that all business combinations be accounted for using the purchase method of accounting and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. The balances of goodwill and other intangible assets that have indefinite useful lives are not amortized, but instead are evaluated at least annually for impairment. The amounts of intangible assets that do have finite lives are amortized over their useful lives. However, should poor performance or any other condition indicate that the carrying value of a business or long-lived asset may have suffered impairment, a determination of fair value is required to be performed in the period that such a condition exists. If the carrying value of a business or of an individual purchased intangible asset is found to exceed the corresponding fair value, an impairment loss is recorded.

The aggregate carrying amount of goodwill, other purchased intangible assets with indefinite lives and long lived purchased intangible assets included in our consolidated balance sheet as of January 31, 2015 was approximately $20.3 million, or approximately 5.2% of total consolidated assets and 11.6% of consolidated net assets. We have continued to perform annual assessments for impairment of the carrying values of goodwill and other indefinite-lived intangible assets as of November 1. Assessments of these assets as well as our long-lived assets may be conducted more frequently if we identify indications of impairment. Should the operating results of GPS or any future acquired company experience unexpected deterioration, we could be required to record impairment losses related to purchased intangible assets. Impairment losses, if any, would be recognized as operating expenses and would adversely affect future profitability.

Our continued success requires us to retain and hire talented personnel.

Our future success is substantially dependent on the continued service and performance of the members of our current executive team and the senior management members of our businesses. We cannot be certain that any such individual will continue in such capacity or continue to perform at a high level for any particular period of time. Our ability to operate productively and profitably, particularly in the power services industry, may also be limited by our ability to attract, employ, retain and train skilled personnel necessary to meet our future requirements. We cannot be certain that we will be able to maintain management teams and an adequate skilled labor force necessary to operate efficiently and to support our growth strategy or that our labor expenses will not increase as a result of a shortage in the supply of these skilled personnel. Labor shortages or increased labor costs could impair our ability or maintain our business or grow our revenues. The loss of key personnel, or the inability to hire and retain qualified employees in the future, could negatively impact our ability to manage our business.

Our actual business and financial results could differ from the estimates, assumptions and judgments that we use to prepare our consolidated financial statements, which may reduce our profits.

To prepare consolidated financial statements in conformity with generally accepted accounting principles, we are required to make estimates, assumptions and judgments as of the date of such financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. For example, we recognize revenues over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. We review and make necessary revisions to such costs on a monthly basis. In addition, contract results may be impacted by our estimates of the amounts of change orders that we expect to receive and our assessment of any contract claims that may arise.

Other areas requiring significant estimates by our management include:

•	the identification of the significant beneficiary of entities in which we may have variable interests;

•	the valuation of assets acquired and liabilities assumed in connection with business combinations;

•	the assessment of the value of goodwill and recoverability of other purchased intangible assets;

•	provisions for income taxes and related valuation allowances associated with deferred income tax assets;

•	accruals for estimated liabilities, including losses and expenses related to legal matters;

•	the adequacy of allowances for uncollectible accounts receivable; and

•	the determination of stock-based compensation expense amounts.

Our actual business and financial results could differ from those estimates, which may reduce our profits.

Our employees work on projects that are inherently dangerous and a failure to maintain a safe work site could result in significant losses.

We often work on large-scale and complex projects, frequently in geographically remote locations. Our project sites can place our employees and others near large and/or mechanized equipment, high voltage electrical equipment, moving vehicles, dangerous processes or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation. Often, we are responsible for safety on the project sites where we work. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our Company. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability, and adversely impact our ability to obtain projects in the future.

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

The operations of our power industry services business conducted by GPS represent a significant portion of our revenues and profits. The revenues of this business segment were approximately $377 million for the year ended January 31, 2015, representing 98% of consolidated revenues. Income from these operations before income taxes for the year ended January 31, 2015 exceeded $70 million. Our inability to successfully manage and grow our power industry services business will adversely affect our consolidated operating results and financial condition.

Intense competition in the engineering and construction industry could reduce our market share and profits.

We serve markets that are highly competitive and in which a large number of multinational companies compete. In particular, the engineering and construction markets are highly competitive and require substantial resources and capital investment in equipment, technology and skilled personnel. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in these markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and replace completed projects with new customers or projects, we could lose market share to our competitors and experience an overall reduction in future revenues and profits.

Our backlog is subject to unexpected adjustments, delays and cancellations, and may be an uncertain indicator of future revenues.

As of January 31, 2015, the value of the construction contract backlog of GPS was $423 million compared with a backlog value of $790 million as of January 31, 2014. Projects awarded to us may remain included in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog that could reduce the dollar amount of our backlog and the revenues and profits that we actually earn. We cannot guarantee that future revenues projected by us based on our backlog at January 31, 2015 and subsequently awarded projects will be realized or will result in profitable operating results.

Should execution of these projects be interrupted, our future results of operations, including revenues, income from operations and net cash flows from operations, will be adversely affected, beginning in fiscal year 2016.

Unsuccessful efforts to develop energy plant projects could result in write-offs and the loss of future business.

It is not uncommon in our industry that general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a client, such as a government agency or a commercial enterprise. Such entities are generally dissolved upon completion of the corresponding project or program. Under an agreement negotiated with Moxie during the year ended January 31, 2012 and amended in May 2012, we supported the development of two power plant projects with loans that totaled approximately $8.9 million and that covered the costs of the project developments. In return, each Moxie project entity negotiated an EPC contract with GPS for the design and construction of one of the power plants. During the year ended January 31, 2014, Moxie was successful in selling its ownership interests in the project entities to Panda which resulted in the payment of development success fees to us and the commencement of the construction of the corresponding power plants by separate joint ventures formed by us for the purposes of completing the projects. The corresponding EPC contracts had an initial combined value of approximately $767 million. Approximately 94% of our contract backlog as of January 31, 2015 related to these two projects.

During the year ended January 31, 2015, Moxie formed Moxie Freedom for the purpose of developing a natural gas-fired power plant project in Luzerne County, Pennsylvania. We signed a development loan agreement with Moxie Freedom with a commitment to lend up to $6 million in funding; we received the right to receive the corresponding EPC contract and a success fee upon the successful completion of the development effort by Moxie. As of January 31, 2015, Moxie Freedom had incurred approximately $2,658,000 in capitalized construction project development costs that were included in our consolidated balance sheet as of January 31, 2015.

There are no assurances that we will benefit from successful future development efforts, including Moxie Freedom’s project to develop a power plant. Failure to complete the development of power plants in the future would result in the loss of future potential construction business and could result in write-off adjustments related to the balance of any project development costs. Such an adjustment could have a material adverse impact on our operating results for a future reporting period.

Future construction projects may depend on the continuing acceptability of the hydraulic fracturing process in certain states.

The viability of the two current construction projects described above was based substantially on the availability of inexpensive natural gas supplies provided through the use of hydraulic fracturing drilling techniques. Certain technological advancements in recent years have led to the widespread use of hydraulic fracturing (“fracking”) and horizontal drilling techniques in order to reach natural gas and oil deposits previously trapped within shale rock formations deep under the earth’s surface. The new supplies have transformed the oil and gas industry in the United States. In particular, the new supplies of natural gas have depressed the price of natural gas in the United States, making the operation of natural gas-fired power plants more economically appealing. However, the process of fracking uses large volumes of highly pressurized water to break-up the shale rock formations and to free the trapped natural gas and oil. This process is controversial due to concerns about the disposal of the waste water, the possible contamination of nearby water supplies and potential seismic events. As a result, not all states permit the use of fracking. Should future evidence confirm the concerns, or should a major contamination episode occur in the future, the use of fracking may be suspended, limited, or curtailed by state and/or federal regulation. As a result, the supply of inexpensive natural gas may not be available in the future and the economic viability of gas-fired power plants may be jeopardized. A reduction in the pace of the construction of new gas-fired power plants would have a significantly adverse effect on our future operating results.

Interruption of power plant construction projects could adversely affect future results of operations.

At any time, GPS has a limited number of construction contracts. Two projects represented approximately 94% of the value of our construction contract backlog at January 31, 2015. Should any unexpected suspension, termination or delay of the work under such contracts occur, our results of operations may be materially and adversely affected.

The nature of our engineering and construction business exposes us to potential liability claims and contract disputes which may reduce our profits.

We engage in engineering and construction activities for large and complex energy plant facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in owners, subcontractors and vendors occasionally presenting claims against us for recovery of costs they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been, and may be in the future, named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business.

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

Some of the work performed under our energy plant construction contracts is actually performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment included in an energy project and most of the materials (such as copper, concrete and steel) used in our construction projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired.

If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially when we are operating under a lump sum or a fixed-price type construction contract, we may suffer losses on these contracts. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to source these supplies, equipment or services on a delayed basis or at a higher price than anticipated which could impact contract profitability in an adverse manner. In addition, if a subcontractor fails to pay its subcontractors, suppliers or employees, liens may be placed on our project requiring us to incur the costs of reimbursing such parties in order to have the liens removed.

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

Historically, natural gas-fired power plants have been constructed typically by large utility companies. However, to a large extent, the construction of new energy plants, including alternative and renewable energy facilities, is conducted by private investment groups. This type of project owner may be challenged in obtaining financing necessary to complete the project. Should debt financing for the construction of new energy facilities, including alternative or renewable energy plants, not be available, equity investors may not be able to invest in such projects, thereby adversely affecting the likelihood that GPS will obtain contracts to construct such plants.

We continue to see new business opportunities that contemplate our making an investment in the ownership of a new project, at least during the development phase of the project, in order to improve the probability of an EPC contract award. Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks. Failure of a project owner to obtain such financing will make it likely that we will not recover the amount of any investment made by us in the project.

The inability of our customers to receive or to avoid delay in receiving the applicable regulatory approvals relating to projects may result in lost or postponed revenues for us.

The commencement and/or execution of many of the construction projects performed by our power industry services segment are subject to numerous regulatory permitting processes. Applications for permits may be opposed by individuals or environmental groups, resulting in delays and possible denial of the permits. There are no assurances that our project-owner customers will obtain the necessary permits for these projects, or that the necessary permits will be obtained in order to allow construction work to proceed as scheduled. Failure to commence or complete construction work as anticipated could have material adverse impacts on our future revenues, profits and cash flows from operations.

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

Current or future market conditions, changes in our performance or financial position, changes in our surety’s assessment of its own operating and financial risk or larger future projects could cause our surety company to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety company were to limit or eliminate our access to bonding, our alternatives would include seeking bonding capacity from other surety companies, joint venturing with other construction firms, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit, or cash. We may be unable to make alternative arrangements in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption, reduction or other alteration in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

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

We conduct our business under various types of contractual arrangements including fixed price contracts. We bear a significant portion of the risk for cost overruns on these types of contracts where contract prices are established in part on cost and scheduling estimates. Our estimates may be based on a number of assumptions about future economic conditions and the future prices and availability of labor, equipment and materials, and other exigencies. From time to time, we may also assume a project’s technical risk, which means that we may have to satisfy certain technical requirements of a project despite the fact that at the time of project award, we may not have previously produced the system or product in question. Unexpected or increased costs may occur due to the following factors among others:

•	shortages of skilled labor, materials and energy plant equipment including power turbines;

•	unanticipated escalation in the price of construction commodities;

•	unscheduled delays in the delivery of ordered materials and equipment;

•	engineering problems, including those relating to the commissioning of newly designed equipment;

•	work stoppages and other declines in the productivity of construction workers;

•	weather interference;

•	inability to develop or non-acceptance of new technologies to produce alternative fuel sources; and

•	the difficulty in obtaining necessary permits or approvals.

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

If the future shutdown of existing coal-fired power plants does not occur, the demand for our construction services could decline.

Although certain coal-fired power plants have been shut down and the demand for coal as a power source has been adversely affected by the inexpensive supply of natural gas in the United States, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth. However, new regulations regarding air pollution are being promulgated by the U.S. Environmental Protection Agency (the “EPA”) including the Mercury and Air Toxics Standards (MATS) and the EPA’s looming global warming rules included in its Clean Power Plan. MATS requires large coal-fired electricity generators to meet stricter emission standards by incorporating emission control technologies in existing power facilities. Some power plant operators have decided that retrofitting units to meet the new standards is cost-prohibitive and are choosing to retire older coal-fired units instead. Implementation during 2015 of the pending Clean Power Plan in its current state would likely reduce coal-fired power generation in favor of new natural gas-fired power plants and renewable energy facilities.

The full extent to which regulations issued by the EPA, that are intended to make smokestack emissions cleaner, will accelerate the pace of coal-fired power plant retirements or eliminate coal-fired power plants unplanned is not yet known. Should the federal government’s anti-pollution regulations be overturned or modified by the courts, repealed by the Congress or otherwise weakened or eliminated, the pace of the development of natural gas-fired power plants may slow, thereby reducing the future opportunities for GPS to construct such plants.

We could be subject to compliance with environmental, health and safety laws and regulations that would add costs to our business.

Our operations are subject to compliance with federal, state and local environmental, health and safety laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, impose strict, retroactive, and joint and several liability upon persons responsible for releases of hazardous substances. We continually evaluate whether we must take additional steps to ensure compliance with environmental laws, however, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future.

Loss of the Domestic Production Activities Deduction (“DPAD”) could increase our effective income tax rate.

Under the current Internal Revenue Code, a corporation is allowed a DPAD equal to the specified percentage for the tax year of the corporation’s qualified production activities income for the tax year, subject to certain limits. For the years ended January 31, 2015, 2014 and 2013, the favorable income tax effects of permanent differences included significant amounts relating to the DPAD. Speculations about future income tax reform often cite the need for a reduction of the current federal tax rate of 35%. Should any future reduction of the corporate income tax rate be offset by reductions or even the eliminations of certain corporate tax expenditures like the deferral of the active income of controlled foreign corporations or the DPAD, the net change could result in an increase to our overall effective federal income tax rate with a corresponding reductions in our future net income amounts.

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

Our officers, directors and certain unaffiliated stockholders have substantial control over the Company

As of January 31, 2015, our executive officers and directors as a group owned approximately 10.4% of our voting shares giving effect to an aggregate of 352,000 shares of common stock that may be purchased upon the exercise of stock options held by our executive officers and directors (and deemed exercisable at January 31, 2015), and 704,993 shares beneficially owned by William F. Griffin, Jr. (a founder and the current chief executive officer of GPS and member of our Board of Directors). An additional 3.63% of the outstanding shares are controlled by Allen & Company entities (“Allen”). One of our independent directors is an officer of Allen. In addition, three (3) other stockholders owned approximately 17.99% of our voting shares in total. The approximate individual beneficial ownership percentages for these three stockholders as of January 31, 2015 were 6.60%, 5.81% and 5.58%, respectively.

These small groups of stockholders may have significant influence over corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may substantially influence the election of directors and other actions requiring stockholder approval.

We may not pay cash dividends in the future.

Annually, our board of directors evaluates the Company’s ongoing operational and financial performance in order to determine what role strategically aligned dividends should play in creating shareholder value. Due primarily to the continued strong performance of GPS and the associated cash flows, we paid special cash dividends during the calendar years 2014, 2013, 2012 and 2011 in the amounts of $0.70, $0.75, $0.60 and $0.50 per share, respectively. Under our financing arrangements with the Bank, we are required to obtain the Bank’s consent to the payment of cash dividends. We have obtained consents related to the special cash dividends paid for the last four years. There can be no assurance that the evaluations of our board of directors will result in the payment of cash dividends in the future, or that we will be successful in obtaining the required consent of the Bank to pay such cash dividends.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

GPS owns and occupies a three story office building (23,380 square feet) and the underlying land (1.75 acres) which has sufficient office space to locate the staff of GPS in one facility. SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expires on December 31, 2015 and that includes extension options available through December 31, 2019. The SMC facility includes approximately four acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. SMC also utilizes one storage and staging lot in St. Mary’s County, Maryland, under a lease with a current term that expires late in fiscal year 2016. We occupy our corporate headquarters in Rockville, Maryland, under a lease that expires on February 28, 2019 covering 2,521 square feet of office space. The operations of GPS and SMC in the field may require us to occupy additional facilities for staging or on customer premises or job sites. Accordingly, we may rent local construction offices and storage yards for equipment and materials under arrangements that are temporary or short-term in nature. These costs are expensed as incurred and are included in the costs of revenues.

ITEM 3. LEGAL PROCEEDINGS.

Included below and in Note 12 to the consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K are discussions of specific legal proceedings as of January 31, 2015. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our consolidated financial statements.

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

In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the bankruptcy court and have not been distributed to Altra’s creditors. The court separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. In November 2011, the court held that the claim of the project lender is superior to the lien claim of GPS. Fact discovery related to the second phase was completed in January 2012. After a court-imposed delay, summary judgement motions were submitted by the parties in April 2015. During a subsequent mediation session, the parties executed a memorandum of understanding including the terms of a settlement. Per its terms, the parties will execute a final written settlement agreement and, once that is completed, we should receive a payment of $1.6 million from the proceeds deposited with the bankruptcy court. The court was advised of the mediation result and the scheduled summary judgment hearings were cancelled.

Also in January 2009, GPS and Delta-T Corporation (“Delta T”), a major subcontractor to GPS on the Project, executed a Project Close-Out Agreement which settled all contract claims between the parties and included a payment in the amount of $3.5 million that GPS made to Delta-T. Pursuant to this agreement, Delta-T assigned its lien rights related to the Project to GPS which advised the parties that it would be pursuing only the assigned lien rights of Delta-T, amounting to approximately $21.2 million, for the remainder of this action.

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

In August 2012, the applicable parties executed settlement agreements that resulted in the dismissal of the claims against GPS and its surety company, with prejudice, and the assignment to GPS of DCR’s mechanic’s lien claim against the escrowed Altra Project sales proceeds. In connection with these settlements, GPS made cash payments to DCR in August 2012 that totaled $1,875,000. Subsequent to the execution of the settlement agreements and the payments made by GPS, DCR’s former counsel filed notice of a charging lien, claiming that DCR was indebted to counsel in excess of $1.8 million in fees and costs. In addition, a subcontractor to DCR on the Altra Project filed a motion asking the court to set aside the dismissals or, in the alternative, to reconsider them. In October 2012, the court vacated the prior orders of dismissal and permitted DCR’s former counsel and former subcontractor to file complaints. A trial for the charging lien and subcontractor claims was held in April 2013. On September 30, 2014, the court dismissed the complaints of the plaintiffs against GPS and its surety company, and subsequently issued orders of dismissal with prejudice bringing these actions to a close.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The table below sets forth the high and low closing prices for our common stock during each quarter in the three-year period ended January 31, 2015 and during the period February 1, 2015 through April 9, 2015. Shares of our common stock have traded under the symbol AGX on the NYSE stock exchange since October 2, 2013. For all of the periods presented below prior to that date, our common stock traded on the NYSE MKT stock exchange (formerly the American Stock Exchange) also under the symbol AGX.

	High Close	Low Close
Fiscal Year Ended January 31, 2013
1st Quarter	$17.00	$14.40
2nd Quarter	16.36	12.85
3rd Quarter	17.97	15.38
4th Quarter	19.41	17.41
Fiscal Year Ended January 31, 2014
1st Quarter	$19.02	$14.09
2nd Quarter	17.97	15.13
3rd Quarter	23.00	15.34
4th Quarter	30.60	21.31
Fiscal Year Ended January 31, 2015
1st Quarter	$26.77	$30.00
2nd Quarter	38.01	27.01
3rd Quarter	40.47	29.25
4th Quarter	34.92	30.22
Fiscal Year Ending January 31, 2016
1st Quarter (through April 9, 2015)	$37.16	$31.30

As of April 9, 2015, we had approximately 112 stockholders of record.

Prior to November 2011, we did not pay cash dividends on our common stock, choosing to retain earnings in order to finance the development and expansion of our business. However, in November 2011, we paid a special cash dividend of $0.50 per share reflecting the confidence of our board of directors in the strong financial performance of GPS and the related cash flow. The continuing confidence of the members of our board of directors in the strength of GPS resulted in the payments of cash dividends to stockholders of $0.70 per share in November 2014, $0.75 per share in November 2013 and $0.60 per share in November 2012.

Annually, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining what role strategically aligned dividends should play in creating shareholder value. There can be no assurance that these evaluations will result in the payment of cash dividends in the future.

Common Stock Price Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on our common stock for the last five years with the S&P 500, a broad market index, and the Dow Jones US Heavy Construction Index, a group index of companies whose focus is limited primarily to heavy civil construction. The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each index at January 31, 2010, and that all dividends were reinvested in additional shares of common stock. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	Years Ended January 31,
	2010	2011	2012	2013	2014	2015
Argan, Inc.	100.00	65.28	105.71	141.90	222.02	243.06

S&P 500	100.00	122.19	127.34	148.71	180.70	206.41

Dow Jones US Heavy Civil Construction	100.00	139.91	119.44	143.28	166.07	116.72

Equity Compensation Plan Information

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of our common stock reserved for issuance thereunder. In June 2013, the stockholders approved an amendment to the Stock Plan which increased the number of shares reserved for issuance thereunder to 1,250,000. The Stock Plan, which will expire in July 2021, served to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, we may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Option Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, typically have a five to ten-year term, and typically become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and may become exercisable as determined by our board of directors.

The following table sets forth certain information, as of January 31, 2015, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities Issuable under Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance (1)
Equity Compensation Plans Approved by the Stockholders (2)	876,350	$22.34	227,000
Equity Compensation Plans Not Approved by the Stockholders	—	—	—

Totals	876,350	$22.34	227,000

(1)	Represents the number of shares of common stock reserved for future awards and excludes the number of securities reflected in the first column of this table.
(2)	Approved plans include the Company’s 2011 Stock Plan and the 2001 Stock Option Plan.

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

	Years Ended January 31,
Statement of Operations Data	2015(1)	2014(1)	2013(2)	2012(2,3)	2011(4)

Revenues	$383,110,000	$227,455,000	$278,635,000	$141,850,000	$182,592,000
Gross profit	83,603,000	78,848,000	50,135,000	23,102,000	29,123,000
Income from operations	64,133,000	65,930,000	35,380,000	12,198,000	14,437,000
Net income	43,455,000	43,344,000	21,817,000	8,970,000	7,774,000
Net income attributable to our stockholders	30,445,000	40,125,000	23,265,000	9,272,000	7,774,000

Earnings per share attributable to our stockholders
Basic	$2.11	$2.85	$1.69	$0.68	$0.57
Diluted	2.05	2.78	1.65	0.67	0.57
Cash dividends per share	0.70	0.75	0.60	0.50	—

	As of January 31,
Balance Sheet Data(5)	2015	2014	2013	2012	2011

Total assets	$391,193,000	$323,306,000	$234,724,000	$205,252,000	$130,542,000

Stockholders’ equity	$185,472,000	$156,308,000	$120,917,000	$101,264,000	$97,645,000
Total equity	174,952,000	157,777,000	119,168,000	100,963,000	97,645,000

(1)	For the years ended January 31, 2015 and 2014, net income attributable to noncontrolling interests was $13,010,000 and $3,219,000, respectively (see Note 3 to our accompanying consolidated financial statements).
(2)	For the years ended January 31, 2013 and 2012, the net losses attributable to noncontrolling interests were $1,448,000 and $302,000, respectively (see Note 3 to our consolidated financial statements).
(3)	Vitarich Laboratories, Inc. (“VLI”), the wholly owned subsidiary that represented our nutritional products business segment, completed the sale of substantially all of its assets to an unrelated party during the year ended January 31, 2012. VLI recognized a pretax gain of approximately $1,312,000 related to the asset sale which amount is included in the amount of income from operations for the year ended January 31, 2012 of $12,198,000.
(4)	For the year ended January 31, 2011, the income from operations of $14,437,000 included the loss from the discontinued operations of VLI which was $2,233,000.
(5)	During the period January 31, 2011 through January 31, 2015, we did not have any long-term obligations or redeemable preferred stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2015, and the results of their operations for the years ended January 31, 2015, 2014 and 2013, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K (the “2015 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this 2015 Annual Report that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2015 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At January 31, 2015, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company. The amount of cash and cash equivalents in the consolidated balance sheets included cash held within consolidated joint venture entities. The combined balance of cash and cash equivalents for the joint ventures was approximately $123.6 million as of January 31, 2015. It will be used to cover the future construction costs of the joint ventures.

Overview

Consolidated revenues increased by $155.7 million to $383.1 million for the year ended January 31, 2015, compared with consolidated revenues of $227.4 million for the year ended January 31, 2014 due to the increased revenues of our power industry services business. The revenues of this group rose by $158.1 million to $376.7 million for the current year compared with revenues of $218.6 million for the year ended January 31, 2014. The revenues of the telecommunications infrastructure services business segment for the year ended January 31, 2015 and 2014 were $6.4 million and $8.8 million, respectively.

The current year increase in revenues for the power industry services segment reflected the heightened levels of construction activity on two natural gas-fired, combined cycle power plant projects, the Panda Liberty and Panda Patriot power plants. As discussed below, both of these projects are located in the Marcellus Shale natural gas region of Pennsylvania. The combined revenues related to these two projects represented approximately 86% of consolidated revenues for the year ended January 31, 2015.

Gross profit increased to $83.6 million for the year ended January 31, 2015 from $78.8 million for the year ended January 31, 2014 reflecting the increase in the revenues of the power industry services business during the current year while maintaining the gross profit percentages expected for the Panda Liberty and Panda Patriot power plant projects. The gross profit results for both years also reflected the effects of completing the final phases of significant power plant projects ahead of schedule which resulted in improvements in the gross profit amounts of these jobs which were recognized near the ends of the jobs.

However, we experienced a reduction in our overall gross profit percentage, expressed as a percentage of consolidated revenues for the applicable period, to 21.8% for the current year from 34.7% for the year ended January 31, 2014. Our gross profit percentage for the year ended January 31, 2014 received a significantly favorable impact from the recognition of the project development success fees related to the Panda Liberty and Panda Patriot projects in the aggregate amount of $27.1 million.

Net income attributable to our stockholders for the year ended January 31, 2015 decreased to $30.4 million, or $2.05 per diluted share, compared with net income attributable to our stockholders of $40.1 million, or $2.78 per diluted share, for the year ended January 31, 2014. A significant amount of our construction activity during the year ended January 31, 2015 was performed by our construction joint ventures. As a result, the amount of net income attributable to noncontrolling interests was significant, $13.0 million for the current year. The comparable amount for the year ended January 31, 2014 was $3.2 million.

Our balance of cash and cash equivalents continued to grow during the current year to a balance of $333.7 million as of January 31, 2015 from a balance of $272.2 million as of January 31, 2014 which reflected primarily the net cash provided by our operating activities during the current year in the amount of $93.3 million.

During the year ended January 31, 2015, our contract backlog declined to $423 million compared with a total contract backlog of $790 million at January 31, 2014, reflecting the current year progress on the construction of the Panda Liberty and Panda Patriot power plants.

The Panda Power Plants

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

During March 2013 and May 2013, Moxie reached agreements for the purchase of its membership interests in the two Moxie Project entities by affiliates of Panda Power Funds (“Panda”). The consummation of the purchase of each Moxie Project entity was contingent upon Panda securing permanent financing for the corresponding project. In addition, the Moxie Project entities entered into engineering, procurement and construction (“EPC”) contracts with GPS for each of the natural gas-fired power plants.

The Moxie Project entities were considered to be variable interest entities (“VIEs”). Despite not having an ownership interest in either of the Moxie Project entities, GPI was deemed to be the primary beneficiary of each one. Accordingly, we included the accounts of the VIEs of Moxie in our consolidated financial statements for the year ended January 31, 2014. However, with the completion of the agreements described above, Panda became the primary source of financial support for the pre-construction phase of the related projects. As a result, we ceased the consolidation of the Moxie Project entities; the first one in the three-month period ended April 30, 2013 and the second one in three-month period ended July 31, 2013. The elimination of the accounts of the Moxie Project entities from our consolidated financial statements, including the accumulated net losses of these variable interest entities, resulted in pre-tax gains recognized by GPI that totaled $2,444,000 in the year ended January 31, 2014. In August and December 2013, respectively, Panda completed the purchase of and permanent financing for the Moxie Projects and renamed the projects Panda Liberty and Panda Patriot, respectively. Also, GPS received full notice-to-proceed under the corresponding EPC contracts.

During the year ended January 31, 2014, GPS assigned the EPC contracts for Panda Liberty and Panda Patriot to separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the work pursuant to the EPC contracts. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for them. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC contracts for Panda Liberty and Panda Patriot. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. Through its workforce, subcontractors, suppliers and other service providers, GPS is performing most of the activities of the EPC contracts. Due to the financial control of GPS, the accounts of the joint ventures were included in our consolidated balance sheets as of January 31, 2015 and 2014, and the results of their operations were included in our consolidated statements of operations for the years ended January 31, 2015 and 2014.

Moxie Freedom LLC

In August 2014, GPI entered into a Development Loan Agreement (the “DLA”) with another wholly-owned affiliate of Moxie, Moxie Freedom LLC (“Moxie Freedom”), relating to the development of a large natural gas-fired power plant with a nominal capacity of 1,000 MW. The current development plan estimates that a financial closing on a long term construction and working capital credit facility, along with any related equity investment, will occur by mid-to-late calendar year 2016.

Under the DLA, GPI has agreed to make development loans to Moxie Freedom of up to $6 million in order to cover certain anticipated costs of the project development effort. As of January 31, 2015, the total amount of the notes receivable and accrued interest was $2,113,000; such loans earn interest based on an annual rate of 20% and shall mature no later than December 31, 2017. In connection with the DLA, GPI has been provided a first priority lien and security interest in all of the assets of Moxie Freedom and a first priority lien on Moxie’s membership interest in the project entity. Moxie Freedom reimburses GPS for certain project development support costs though additions to each monthly loan draw. At the time that Moxie Freedom secures construction and working capital financing and repays all development loans and any outstanding obligations related to letters of credit, it shall pay, or cause to be paid, a development success fee to GPI that may be as much as $6 million. As additional consideration for the financial commitments made by GPI under the DLA, GPS was granted the exclusive rights to provide EPC contract services for the project in accordance with basic terms that are outlined in the DLA.

GPI has entered into a participation agreement with an equipment supplier to Moxie Freedom for this power plant. The supplier agreed to provide GPI with 40% of the funding for the development loans to Moxie Freedom; GPI has received cash from the supplier of approximately $755,000 in connection with this agreement as of January 31, 2015. The supplier received an undivided fractional interest in all present and future loans from GPI. Accordingly, it will earn interest on the cash provided to GPI based on an annual rate of 20% and it will be entitled to receive from GPI 40% of any of the development success fee earned by GPI in connection with the permanent financing and/or sale of the corresponding project.

Moxie Freedom represents a variable interest entity due to the current lack of sufficient equity capital for it to complete the contemplated project development activities. The development loans being made by GPI to Moxie Freedom represent variable interests in the entity. The consolidated financial statements for the year ended January 31, 2015 include the accounts of Moxie Freedom as our variable interests currently provide us with financial control of the VIE. Through the current arrangements with Moxie Freedom, GPS is deemed to have the power to direct the activities of the VIE that most significantly affect its economic performance, and it possesses the rights to receive benefits that could be significant to the VIE.

Outlook

Economic conditions in the United States appear to be improving gradually. However, the progress of the recovery is sluggish, particularly in the construction sectors. The severe impacts of the recession of 2008 including high unemployment, the depressed state of the housing industry, reduced state and local government budgets and unsteady manufacturing activity all contributed to significant reductions in construction spending in the United States from pre-recession levels. We believe that the soft demand for power is continuing to limit the number of new energy plant construction opportunities that we are seeing. The new opportunities that may arise will continue to result in fierce competition among bidders. Most of our competitors are substantially larger than us. Our relatively smaller size may be evaluated to be a risk by potential project owners. On the other hand, we believe that our comparatively smaller size enhances our responsiveness to project owners and our ability to compete effectively on price.

The power industry has not fully recovered from the corresponding recessionary decline in the demand for power in the United States. After a two-year decline, total electric power generation from all sources increased slightly by 0.44% in 2013 and 0.66% in 2014, reaching approximately 98.5% of the peak power generation level of 2007. Published government forecasts project an annual increase in power generation of slightly less than 1% per year for the next 25 years. Electricity generated by natural gas-fired power plants comprised approximately 27.4% of total generation in 2014; the comparable percentage for 2013 was 27.7%. Similarly, the share of coal-generated electricity decreased slightly in 2014 to 38.7% compared with 38.9% in 2013. Increasing slightly were the shares of electricity provided by nuclear power plants (19.5% compared with 19.4%) and plants powered by renewable energy sources excluding hydroelectric (6.9% compared with 6.2%).

Over the last 10 years, total power generation in the United States has increased by approximately 3%. During the same period, the amount of electricity generated by natural-gas fired power sources increased by 58%, and the amount of electric power generated by coal-fired plants declined by 20%. The amount of electricity provided by nuclear power plants increased over the last 10 years by only 1%. Electrical power generated by renewable energy sources excluding hydroelectric sources more than tripled over the last ten years, but as indicated above represented only 6.9% of total generation in 2014.

Projections of future power generation assume a sustained increase in natural gas production, which should mean that natural gas prices remain low in the future. The availability of competitively priced natural gas, the existence of certain programs encouraging renewable fuel use, and the implementation of severe environmental rules should dampen future coal use. The Environmental Protection Agency has been exercising an expansion of regulatory power over air quality and electricity generation by fossil-fueled power plants, most recently proposing new and controversial limitations on the carbon dioxide emissions of existing coal-fired power plants and all new power plants.

Announcements by electric utilities of the retirement of coal-fired and nuclear power plants continue, citing the availability of cheap natural gas, increasingly stringent environmental regulations and the significant costs of refurbishment and relicensing. The future retirements of coal and nuclear plants will result in the need for new capacity, and new natural gas-fired plants are relatively less expensive to build than coal, nuclear, or renewable plants. In addition, the quickness with which gas-fired plants utilizing modern turbine designs can be brought on-line makes gas-fired power plants an effective complement to the intermittent nature of power-generating solar and wind powered plants.

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

Nevertheless, as we have stated in the past, we believe that the long-term prospects for energy plant construction are favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to a boom in natural gas supply. The abundant availability of cheap, less carbon-intense, natural gas should continue to be a significant factor in the economic assessment of future power plants. Current emission standards have also become a significant obstacle for any plan to build a new coal-fired power plant. The coal industry fears that the pending regulations limiting carbon emissions may jeopardize the continuing operation of existing coal-fired power plants. The future of clean burning coal is also uncertain as significant plants, touted as the showcase technology for generating clean electricity from low-quality coal, have experienced soaring construction costs.

As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Increasing demands for electricity, the ample supply of natural gas, and the expected retirement of old coal, nuclear and oil-powered energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. Market concerns about emissions should continue to dampen the expansion of coal-fired capacity. Low fuel prices for new natural gas-fired plants also affect the relative economics of coal-fired capacity, as does the continued rise in construction costs for new coal-fired power plants. We expect continuing concerns about the safety, high cost and construction cost overrun risk of nuclear power plants. In summary, the development of renewable and natural gas-fired power generation facilities should result in new construction opportunities for us.

During this difficult time for the construction industry, particularly in our sector, we have been successful in the effective and efficient completion of our EPC projects and the control of costs while we pursue new construction business opportunities. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects which may result in our decision to make investments in the ownership of new projects, at least during the corresponding development phase. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC contract to us. Accordingly, our involvement with the development of the projects sponsored by Moxie has reflected careful evaluation of the opportunities and risks. We structured the terms of our involvement with each of these projects in order to minimize the financial risks and to benefit from the successful development of the projects.

We remain cautiously optimistic about our long-term growth opportunities despite the lack of a robust economic recovery in our sector of the construction industry. We are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions. Our performance on current projects should provide a stable base of business activity for the next year with steady gross margins. Should the Moxie Freedom project be successfully developed, we may earn a success fee that would be smaller than the sizable development success fees earned during the year ended January 31, 2014 and that would be shared as discussed above.

Comparison of the Results of Operations for the Years Ended January 31, 2015 and 2014

The following schedule compares our operating results for the years ended January 31, 2015 and 2014. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding year. We reported net income attributable to our stockholders of $30,445,000, or $2.05 per diluted share, for the fiscal year ended January 31, 2015. For the fiscal year ended January 31, 2014, we reported a comparable net income amount of $40,125,000, or $2.78 per diluted share.

	2015		2014
Revenues
Power industry services	$376,676,000	98.3%	$218,649,000	96.1%
Telecommunications infrastructure services	6,434,000	1.7%	8,806,000	3.9%

Revenues	383,110,000	100.0%	227,455,000	100.0%

Cost of revenues *
Power industry services	294,643,000	78.2%	141,807,000	64.9%
Telecommunications infrastructure services	4,864,000	75.6%	6,800,000	77.2%

Cost of revenues	299,507,000	78.2%	148,607,000	65.3%

Gross profit	83,603,000	21.8%	78,848,000	34.7%
Selling, general and administrative expenses	19,470,000	5.1%	12,918,000	5.7%

Income from operations	64,133,000	16.7%	65,930,000	29.0%
Other income, net	234,000	0.1%	3,405,000	1.5%

Income before income taxes	64,367,000	16.8%	69,335,000	30.5%
Income tax expense	20,912,000	5.5%	25,991,000	11.4%

Net income	43,455,000	11.3%	43,344,000	19.1%
Net income attributable to noncontrolling interests	13,010,000	3.4%	3,219,000	1.5%

Net income attributable to stockholders	$30,445,000	7.9%	$40,125,000	17.6%

*	The cost of revenues percentage amounts represents the percentage of net revenues of the applicable segment.

Revenues

Power Industry Services

The revenues of the power industry services business increased by $158.1 million to $376.7 million for the year ended January 31, 2015 compared with revenues of $218.6 million for the year ended January 31, 2014. The revenues of this business represented approximately 98% of consolidated revenues for the year ended January 31, 2015, and approximately 96% of consolidated revenues for the year ended January 31, 2014. The significant current year increase in revenues for the power industry services segment reflected the increased construction activity of the two natural gas-fired, combined cycle power plant projects. The combined revenues related to these two projects represented approximately 88% of this segment’s revenues for the year ended January 31, 2015. Maintaining the current year level of annual revenues for the year ending January 31, 2016 may depend on our obtaining new contracts.

For the year ended January 31, 2014, the revenues of this segment reflected primarily the construction activity on a biomass-fired power plant that was completed during the year ended January 31, 2015 and on a natural gas-fired peaking plant that was completed last year. The combined revenues of these two projects represented approximately 58% of the revenues of this segment for the year ended January 31, 2014. In addition, revenues recognized in connection with the initial construction activity for Panda Liberty and Panda Patriot plus the development success fees earned on the purchases of the projects by Panda represented approximately 35% of the revenues of this business segment for the year ended January 31, 2014.

Telecommunications Infrastructure Services

Most significantly, the 27% decline in the business of the telecommunications infrastructure services segment for the year ended January 31, 2015 from the amount of revenues for this segment reported for the year ended January 31, 2014 reflected the completion last year of a project supporting the state of Maryland in its efforts to provide a statewide communications network. Our largest customer in this program was Howard County, Maryland, a key partner with the state representing a collaborative inter-government consortium of local Maryland governments that was deploying a state-wide, high-speed, fiber optic network. For the year ended January 31, 2014, revenues associated with this project represented approximately 32% of this segment’s total revenues for the year. Partially offsetting this decline, revenues associated with SMC’s other customers receiving outside plant services increased by 25% between the years, and represented approximately 56% of this segment’s total revenues for the year ended January 31, 2015.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the year ended January 31, 2015 compared with consolidated revenues for the year ended January 31, 2014, the corresponding consolidated cost of revenues also increased. These costs were $299.5 million and $148.6 million for the years ended January 31, 2015 and 2014, respectively. Gross profit amounts for the years ended January 31, 2015 and 2014 were $83.6 million and $78.8 million, respectively. The gross profit for the current year reflected the significant increase in annual revenues, which was due substantially to the increased activity of the Panda Liberty and Panda Patriot projects while maintaining expected gross profit percentages, and the favorable effect on gross profit of the early and efficient substantial completion of a biomass-fired power plant during our third fiscal quarter. Last year’s gross profit benefited from the favorable gross profit contribution related to the development success fees and, secondarily, to the favorable project performance during the year, particularly on the power plant project where we reached substantial completion three months ahead of schedule. The gross profit percentages of revenues were 21.8% and 34.7% for the years ended January 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

These costs increased by $6,552,000 to approximately $19,470,000 for the year ended January 31, 2015 from approximately $12,918,000 for the year ended January 31, 2014. Selling, general and administrative expenses for the year ended January 31, 2015 included increases in bonus expense, salaries/benefits and stock option compensation expense in the amounts of approximately $3,624,000, $1,124,000 and $478,000, respectively, compared with the corresponding amounts for the year ended January 31, 2014.

In addition, last year’s favorable conclusion of a litigation matter enabled us to reverse the accrual established for anticipated legal costs which contributed to a reduction of selling, general and administrative expenses for the year ended January 31, 2014 in the approximate amount of $1,250,000.

Income Tax Expense

For the year ended January 31, 2015, we incurred income tax expense of $20,912,000 reflecting an annual effective income tax rate of 32.5%. This rate is lower than the expected federal income tax rate of 35% and last year’s effective income tax rate of 37.5% due substantially to the favorable permanent effect of excluding income attributable to our joint venture partner from our taxable income. As the joint ventures are treated as partnerships for income tax reporting purposes, we report only our share of the taxable income of the entities. Our effective tax rate also reflects the permanent benefit of the domestic production activities deduction. These factors were partially offset by the unfavorable effects of state income taxes and the federal income tax return-to-provision adjustment in the amount of approximately $182,000.

Income tax expense of $25,991,000 for the year ended January 31, 2014 resulted in an annual effective income tax rate of 37.5%. This rate was higher than the expected federal income tax rate of 35% due to the unfavorable effects of state income taxes and income tax adjustments. These effects were only partially offset by the favorable effect of permanent differences, primarily the domestic production activities deduction, deconsolidation of the VIEs and the exclusion of our partner’s share of last year’s smaller amount of income related to the joint ventures. Other amounts reflected in the income tax provision amount for the year ended January 31, 2014 included federal income tax return-to-provision and other adjustments of $255,000.

Other Income

Other income for the year ended January 31, 2015 amounted to $234,000, including primarily interest income earned on notes receivable from power plant project developers. The deconsolidation of the Moxie Projects resulted in a total pre-tax gain for the year ended January 31, 2014 in the aggregate amount of $2,444,000. Other income for the year ended January 31, 2014 also included investment income of $961,000 (net of $10,000 in interest expense) including primarily interest earned on the notes receivable from the Moxie Projects.

Comparison of the Results of Operations for the Years Ended January 31, 2014 and 2013

The following schedule compares our operating results for the years ended January 31, 2014 and 2013. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding year. We reported net income attributable to our stockholders of approximately $40,125,000, or $2.78 per diluted share, for the fiscal year ended January 31, 2014. For the fiscal year ended January 31, 2013, we reported a comparable net income amount of $23,265,000, or $1.65 per diluted share.

	2014		2013
Revenues
Power industry services	$218,649,000	96.1%	$261,327,000	93.8%
Telecommunications infrastructure services	8,806,000	3.9%	17,308,000	6.2%

Revenues	227,455,000	100.0%	278,635,000	100.0%

Cost of revenues **
Power industry services	141,807,000	64.9%	214,817,000	82.2%
Telecommunications infrastructure services	6,800,000	77.2%	13,683,000	79.1%

Cost of revenues	148,607,000	65.3%	228,500,000	82.0%

Gross profit	78,848,000	34.7%	50,135,000	18.0%
Selling, general and administrative expenses	12,918,000	5.7%	14,755,000	5.3%

Income from operations	65,930,000	29.0%	35,380,000	12.7%
Gains on the deconsolidation of variable interest entities	2,444,000	1.1%	—
Other income (expense), net	961,000	0.4%	(43,000)	*

Income before income taxes	69,335,000	30.5%	35,337,000	12.7%
Income tax expense	25,991,000	11.4%	13,520,000	4.9%

Net income	43,344,000	19.1%	21,817,000	7.8%
Net income (loss) attributable to noncontrolling interests	3,219,000	1.5%	(1,448,000)	(0.5)%

Net income attributable to stockholders	$40,125,000	17.6%	$23,265,000	8.3%

*	Less than 0.1%.
**	The cost of revenues percentage amounts represents the percentage of net revenues of the applicable segment.

Revenues

Power Industry Services

The revenues of the power industry services business decreased by $42.7 million, or 16%, to $218.6 million for the year ended January 31, 2014 compared with revenues of $261.3 million for the year ended January 31, 2013. The revenues of this business represented 96% of consolidated revenues for the year ended January 31, 2014, and 94% of consolidated revenues for the year ended January 31, 2013, which reflected the substantial amount of construction activity underway on a large natural gas-fired peaking plant. The final construction and commissioning phase activities performed on this project during the year ended January 31, 2014, which represented approximately 23% of this segments revenues for the year, provided revenues that were approximately $105 million less than the revenues earned on this project during the year ended January 31, 2013. Construction activities related to a biomass-fired plant and a solar energy facility provided combined revenues representing approximately 40% of the revenues of this business segment for Fiscal 2014. Revenues recognized on the EPC contracts with the projects for Panda plus the development success fees earned on the purchase of the projects by Panda represented approximately 35% of the revenues of the power industry services segment for the year ended January 31, 2014.

Telecommunications Infrastructure Services

The revenues of this business segment decreased by approximately 49% for Fiscal 2014 compared with the revenues for the year ended January 31, 2013. For the year ended January 31, 2014, approximately 32% of SMC’s revenues were derived from outside plant services provided for a statewide communications networking initiative. Our largest customer in this program was Howard County, Maryland, a key partner with the state representing a collaborative inter-government consortium of local Maryland governments that was deploying a state-wide, high-speed, fiber optic network. However, deployment efforts wound down during the year ended January 31, 2014. Accordingly, revenues associated with the initiative declined by approximately 58% compared with the revenues provided by these customers during the year ended January 31, 2013. SMC’s exposure to the state of Maryland under this program also led to the award to us by the state of a large, fiber optic network equipment procurement order. Fulfillment of the deliveries under this arrangement was completed early in Fiscal 2014. Deliveries of equipment under this order resulted in revenues that represented approximately 15% of SMC’s business for the year ended January 31, 2013, but only 2% for Fiscal 2014.

Cost of Revenues

Due primarily to the decrease in consolidated revenues for the year ended January 31, 2014 compared with consolidated revenues for the year ended January 31, 2013, the corresponding consolidated cost of revenues also decreased. These costs were $148.6 million and $228.5 million for the years ended January 31, 2014 and 2013, respectively. However, the improvement of the gross profit percentage for Fiscal 2014, compared with the gross profit percentage achieved for the year ended January 31, 2013, was due substantially to the contribution represented by the development success fees, and secondarily to the project performance in Fiscal 2014, particularly on a power plant project where we reached substantial completion three months ahead of schedule. The profitability of our operations for the year ended January 31, 2013 was adversely affected by the $1.6 million charge to cost of revenues related to the Altra legal matter that is described in Note 12 to our consolidated financial statements.

Selling, General and Administrative Expenses

These costs declined by $1,837,000, or 12%, to $12,918,000 for the year ended January 31, 2014 from $14,755,000 for the year ended January 31, 2013. The favorable conclusion of a litigation matter enabled us to reverse the accrual established for anticipated legal costs. This adjustment resulted in a reduction of selling, general and administrative expenses for the year ended January 31, 2014 in the approximate amount of $1,304,000. In addition, we included approximately $1,129,000 of general and administrative expenses incurred by the Moxie Projects in our consolidated selling, general and administrative expenses for the year ended January 31, 2013; only $90,000 was recorded in the year ended January 31, 2014 prior to the deconsolidation transactions. These favorable effects were partially offset by an overall increase in compensation-related expenses for the year ended January 31, 2014 in the amount of $491,000.

Income Tax Expense

For the year ended January 31, 2014, we recorded income tax expense of $25,991,000 reflecting an annual effective income tax rate of 37.5%. This rate differed from the expected federal income tax rate of 35% due to the unfavorable effects of state income taxes and unfavorable income tax adjustments. These effects were partially offset by the favorable effect of permanent differences, primarily the domestic manufacturing deduction, the deconsolidation of the VIEs and the exclusion from income of the noncontrolling interests in the income of the joint ventures for income tax reporting purposes.

For the year ended January 31, 2013, we incurred income tax expense of $13,520,000 reflecting an annual effective income tax rate of 38.3% which differed from the expected federal income tax rate of 35% due primarily to the estimated effects of state income taxes and other unfavorable income tax adjustments partially offset by the favorable effect of permanent differences. Other amounts reflected in the income tax provision amounts for the years ended January 31, 2014 and 2013 included federal income tax return-to-provision and other adjustments of $255,000 and $410,000, respectively.

Other Income

The deconsolidation of both Moxie Projects resulted in a total pre-tax gain for the year ended January 31, 2014 in the aggregate amount of $2,444,000. Other income for the year ended January 31, 2014 also included investment income of $961,000 (net of $10,000 in interest expense) including primarily interest earned on the notes receivable from the Moxie Projects. For the year ended January 31, 2013, the interest income related to these notes was eliminated in the consolidation of the Moxie Project variable interest entities with the financial statements of Argan and our other consolidated subsidiaries.

Liquidity and Capital Resources as of January 31, 2015

During the year ended January 31, 2015, our balance of cash and cash equivalents increased by approximately $62 million to $334 million from a balance of $272 million as of January 31, 2014. For the same period, our working capital increased to $149 million as of January 31, 2015 from $133 million as of January 31, 2014.

Net cash was provided by our operating activities during Fiscal 2015 in the amount of $93,329,000 including our net income for the year which was $43,455,000. The amount of noncash adjustments to net income increased the amount of cash provided by the profitable operations by $3,707,000. The increase in accounts receivable during the year represented a use of cash in the amount of $3,879,000. However, primarily due to the activity on the Panda Liberty and Panda Patriot projects, we increased the amount of accounts payable and accrued liabilities and experienced a temporary increase in the amount of billings in excess of costs incurred and estimated earnings. These increases provided cash in the approximate amounts of $22,645,000 and $26,828,000 during the year ended January 31, 2015, respectively.

For the year ended January 31, 2014, net cash was provided by our operating activities in the amount of $98,407,000. This increase was offset slightly by the net use of cash in connection with investing and financing activities in the amounts of $1,136,000 and $204,000, respectively. As a result, our balance of cash and cash equivalents increased during Fiscal 2014 by $97,067,000.

Our net income was $43,344,000 for Fiscal 2014. The expected reduction last year in the amount of billings in excess of costs and estimated earnings related to completed projects was more than offset by the temporary increase in such amounts related to other projects, including the Panda Liberty and Panda Patriot projects and the biomass-fired plant, resulting in a net increase to cash and cash equivalents in the amount of $61,377,000. Primarily due to the completion of the large peaking power plant construction project last year, the balance of accounts payable and accrued liabilities declined by $10,513,000 during Fiscal 2014, which represented a use of cash. Amounts paid included funds retained by us from amounts previously billed by subcontractors and suppliers to this project. The decrease in amounts due from project owners, non-cash adjustments to net income for the year and the decrease in prepaid expenses and other assets provided net cash amounts of $2,016,000, $1,585,000 and $598,000 during Fiscal 2014, respectively.

For the year ended January 31, 2013, operating activities provided net cash in the amount of $30,834,000, reflecting net income for the year of $21,817,000 and increases in the amounts of accounts payable and accrued liabilities and billings in excess of costs and estimated earnings of approximately $6,086,000 and $5,389,000, respectively.

During the three year period ended January 31, 2015, our cash flows have also benefitted from the increasing amounts of cash provided by the exercise of stock options and the conversion of stock warrants by employees, directors and other investors, which totaled $11,859,000, as our common stock price has risen over the three-year period. For the years ended January 31, 2015, 2014 and 2013, the amounts of net cash provided by these transactions were $5,389,000, $3,794,000 and $2,676,000, respectively. In addition, these transactions resulted in excess income tax benefits for the years ended January 31, 2015, 2014 and 2013 in the amounts of $1,480,000, $576,000 and $730,000, respectively. Finally, we received total proceeds of $8,915,000 in repayment of our notes receivable from the Moxie Project development entities upon their purchase by Panda.

We used cash during the three-year period ended January 31, 2015 to pay cash dividends, to make cash distributions to our joint venture partner, to make capital expenditures and to lend funds to the owners of certain power plant development projects.

Prior to November 2011, we did not pay cash dividends on our common stock, choosing to retain earnings in order to finance the development and expansion of our business. However, in November 2011, we paid a special cash dividend of $0.50 per share reflecting the confidence of our board of directors in the strong financial performance of GPS and the related cash flow. The continuing confidence of the members of our board of directors in the strength of GPS has resulted in the payments of cash dividends to stockholders totaling $10,166,000 ($0.70 per share) in November 2014, $10,640,000 ($0.75 per share) in November 2013 and $8,359,000 ($0.60 per share) in November 2012, an aggregate use of cash in the amount of $29,165,000 over the three-year period.

In January 2015, we used cash as our consolidated joint ventures made distributions to our joint venture partner in the total amount of $25,000,000. As stated in Note 5 to our consolidated financial statements, the amount of cash remaining in the joint ventures as of January 31, 2015 was $123.6 million which will be used to cover future construction costs incurred under the EPC contracts for the Panda Liberty and Panda Patriot projects.

Finally, we expended cash to make capital expenditures in the amounts of $2,936,000, $1,136,000 and $7,263,000 during the years ended January 31, 2015, 2014 and 2013, respectively, including capitalized power plant project development costs incurred by consolidated variable interest entities representing 91% of our capital expenditures for the year ended January 31, 2015 and 53% of our capital expenditures for the year ended January 31, 2013. The project costs incurred during Fiscal 2015 related to the development of the power plant project by Moxie Freedom. The project costs incurred during the year ended January 31, 2013 related to the development of the projects known currently as Panda Liberty and Panda Patriot. We have also supported renewable energy power plant projects with funding during their development phases with loans that totaled $614,000 and $2,450,000 for the years ended January 31, 2015 and 2014, respectively. The primary purpose of providing this type of financing is to secure the EPC contracts that might be awarded upon successful project development.

We have an available balance of $2.9 million under our revolving line of credit financing arrangements with Bank of America (the “Bank”), which amount is net of $1.35 million designated to cover letters of credit renewed by the Bank this year in support of the project development activities of a potential power plant construction customer. The current expiration date of our financing arrangements is May 31, 2015. We expect to extend this date through negotiations with the Bank on favorable terms prior to the expiration.

We have pledged the majority of our assets to secure financing arrangements with the Bank, as amended. Its consent is required for acquisitions, divestitures, cash dividends and certain investments. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. The arrangements also require the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At January 31, 2015, we were in compliance with each of these financial covenants; we had no senior debt outstanding at that date.

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

At January 31, 2015, most of our balance of cash and cash equivalents was invested in high-quality money market funds sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

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

Contractual Obligations

Contractual obligations outstanding as of January 31, 2015 are summarized below:

	Amount of Commitment Expiration per Period
	Less Than			Over 5	Total
Contractual Obligations	One Year	1-3 Years	4-5 Years	Years	Commitment
Long-term debt(1)	$1,017,000	$—	$—	$—	$1,017,000
Capital lease obligations	—	—	—	—	—
Operating leases	196,000	376,000	269,000	—	841,000
Purchase commitments (2)	491,000	17,000	—	—	508,000
Other long-term liabilities(3)	—	—	—	—	—

Totals	$1,704,000	$393,000	$269,000	$—	$2,366,000

(1)	Amount includes notes payable related to a power plant development project included in accrued expenses in our consolidated balance sheet as of January 31, 2015.
(2)	Amounts represent primarily service arrangements. Commitments pursuant to purchase orders and subcontracts related to construction contracts are not included as such amounts are expected to be funded under contract billings. We have no obligation for materials or subcontract services beyond those required to complete contracts awarded to us.
(3)	Amounts required for disclosure are long-term liabilities reflected in the consolidated balance sheet in accordance with US GAAP of which we have none as of January 31, 2015.

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

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of January 31, 2015, the total amount of outstanding surety bonds issued under such arrangements was $1.3 million.

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

We have financial control of the construction joint ventures formed last year for the purpose of building the Panda Liberty and Panda Patriot power plants. As such, the accounts of the joint ventures are included in our consolidated financial statements for the years ended January 31, 2015 and 2014.

As discussed above, we are currently the primary beneficiary of Moxie Freedom, a variable interest entity formed during Fiscal 2015 by Moxie. Accordingly, our consolidated financial statements as of January 31, 2015 and for the year then ended included the accounts of Moxie Freedom. We have agreed to make development loans to Moxie Freedom of up to $6 million in order to cover certain anticipated costs of the project development effort. As of January 31, 2015, the total amount of the notes receivable and accrued interest, which was eliminated from the consolidated presentation of our financial statements that included this VIE, was $2,113,000; such loans earn interest based on an annual rate of 20% and shall mature no later than December 31, 2017. We also have entered into a participation agreement with an equipment supplier to Moxie Freedom. The supplier agreed to provide us with 40% of the funding for the development loans to Moxie Freedom. We have received cash from the supplier of approximately $755,000 in connection with this agreement as of January 31, 2015. It will earn interest on the cash provided to us based on an annual rate of 20% and it will be entitled to receive 40% of any development success fee earned by us in connection with the permanent financing and/or sale of the corresponding project.

During the year ended January 31, 2014, Panda reached agreements to purchase the variable interest entities formed by Moxie in order to sponsor the development of the two power plants identified above and it became their primary beneficiary. Accordingly, we removed the accounts of Moxie Project entities from our consolidated financial statements during the first and second quarters of Fiscal 2014, respectively. Upon the closing of each purchase, our note receivable and the corresponding balance of accrued interest were repaid, and we were paid the development success fee related to each project.

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

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

The following table presents Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) attributable to the stockholders of Argan, Inc. for the years ended January 31, 2015, 2014 and 2013:

	2015	2014	2013

Net income, as reported	$43,455,000	$43,344,000	$21,817,000
Interest expense	30,000	10,000	63,000
Income tax expense	20,912,000	25,991,000	13,520,000
Depreciation	551,000	549,000	522,000
Amortization of purchased intangible assets	243,000	243,000	243,000

EBITDA	65,191,000	70,137,000	36,165,000

Noncontrolling interests –
Net income (loss)	13,010,000	3,219,000	(1,448,000)
Interest expense	—	171,000	751,000
Income tax (benefit) expense	(44,000)	432,000	(432,000)

EBITDA of noncontrolling interests	12,966,000	3,822,000	(1,129,000)

EBITDA attributable to the stockholders of Argan, Inc.	$52,225,000	$66,315,000	$37,294,000

We believe that EBITDA is a meaningful presentation that enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that the calculation of EBITDA, excluding the amounts attributable to noncontrolling interests, is widely used by investors and analysts as a measure of performance.

We also believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with generally accepted accounting principles in the United States (“US GAAP”). The following table reconciles the amounts of EBITDA for the applicable years to the corresponding amounts of net cash provided by operating activities that are presented in our consolidated statements of cash flows for the years ended January 31, 2015, 2014 and 2013, respectively:

	2015	2014	2013

EBITDA	$65,191,000	$70,137,000	$36,165,000
Current income tax expense	(20,016,000)	(24,290,000)	(13,779,000)
Interest expense	(30,000)	(10,000)	(63,000)
Non-cash stock option compensation expense	2,017,000	1,536,000	1,316,000
Gains on the deconsolidation of VIEs	—	(2,444,000)	—
(Increase) decrease in accounts receivable	(3,879,000)	1,294,000	(8,826,000)
Change related to the timing of scheduled billings	26,900,000	62,099,000	6,992,000
Increase (decrease) in accounts payable and accrued liabilities	22,645,000	(10,513,000)	6,086,000
Other, net	501,000	598,000	2,943,000

Net cash provided by operating activities	$93,329,000	$98,407,000	$30,834,000

As EBITDA is not a measure of performance calculated in accordance with US GAAP, we do not believe that this measure should be considered in isolation from, or as a substitute for, the results of our operations presented in accordance with US GAAP that are included in our consolidated financial statements. In addition, our EBITDA does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.

Critical Accounting Policies

A description of the Company’s significant accounting policies, including those discussed below, is included in Note 2 to the accompanying consolidated financial statements for the year ended January 31, 2015. We consider the accounting policies related to revenue recognition on long-term construction contracts, the valuation of goodwill, the valuation of employee stock options, the accounting for income taxes, and the reporting of legal matters, as well as the accounting and reporting for variable interest entities, to be the most critical to the understanding of our financial position and results of operations. In addition, our accounting for revenues associated with project development services provided by the power industry services segment was significant to the financial results reported for the year ended January 31, 2014.

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

Variable Interest Entities

Primarily due to Moxie Freedom not having sufficient equity investment to finance its activities without additional financial support, it is considered to be a variable interest entity. A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date.

Our evaluation affirmed that, despite not having an ownership interest in Moxie Freedom, GPS is the primary beneficiary of the VIE due primarily to the significance of GPI’s loans to the entity, the risk that GPI could absorb significant losses if the development project was not successful, the opportunity for GPI to receive a development success fee and the intent of the parties for GPS to be awarded the large EPC contract for the construction of the power plant. As a result, the accounts of Moxie Freedom were included in our consolidated financial statements as of January 31, 2015 and for the year then ended, including its loss for Fiscal 2015 before income tax benefit, in the amount of $125,000.

During the year ended January 31, 2012, we performed a similar analysis and concluded that we were the primary beneficiary of both of the VIEs formed by Moxie in connection with the development of the two power plants now known as Panda Liberty and Panda Patriot. However, as discussed in Note 3 to the accompanying consolidated financial statements, due to events that occurred during the year ended January 31, 2014, we determined that we were no longer the primary beneficiary of either VIE. We recognized gains totaling $2,444,000 in the year ended January 31, 2014 in connection with the deconsolidation of these VIEs, representing reversals of the net losses incurred by the VIEs prior to the deconsolidation of each one, which resulted in the removal from our consolidated balance sheet of capitalized project costs incurred by these VIEs in the aggregate amount of $5,872,000. In addition, and consistent with this accounting, our consolidated statement of operations for the year ended January 31, 2014 included interest income earned by GPI on the notes receivable from theses VIEs subsequent to their deconsolidation in the aggregate amount of $952,000.

Revenue Recognition

We enter into EPC contracts principally on the basis of competitive bids or in conjunction with our support of the development of power projects. The types of contracts may vary and include agreements under which revenues are based on a fixed-price, cost-plus-fee or time and materials basis. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Components of fee based on our achievement of certain cost or schedule objectives are included when we believe it is probable that such amounts have been earned. Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. This requires us to prepare on-going estimates of the costs to complete each contract as the project progresses. In preparing these estimates, we make significant judgments and assumptions concerning our significant costs, including materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors. As presented in Note 17 to the consolidated financial statements, the gross profit determined and reported for the power industry services business segment and its performance on long-term contracts during the year ended January 31, 2015 was $82,033,000.

Actual costs may vary from the costs we estimate. Variations from estimated contract costs along with other risks inherent in fixed-price contracts may result in actual revenues and gross profits differing from those we estimate and could result in losses on projects or other significant unfavorable impacts on our operating results for any fiscal quarter or year. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. No such loss was identified during the years ended January 31, 2015, 2014 or 2013. We review the estimate of total cost on each significant contract monthly. We believe our exposure to losses on fixed price contracts is limited by management’s experience in estimating contract costs and in making early identification of unfavorable variances as work progresses.

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for the price associated with that scope change. The costs associated with a scope change are expensed as incurred and included in the estimated amount of cost to complete the contract. We recognize revenue on an unapproved change order when realization of price approval is probable. As of January 31, 2015, there were no material unapproved change orders included in the total contract value amounts or reflected in the estimated total cost amounts of the contracts in progress. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes revenues from a claim only when an agreement on the amount of the claim has been reached.

In addition to revenues related to the core services provided by the power industry services segment, we recognized revenues associated with project development services in the aggregate amount of $27,052,000 during the year ended January 31, 2014 as presented and described in Notes 2 and 3 to the accompanying consolidated financial statements. As we were not relieved of our responsibility to provide working capital funding for the two projects started by Moxie as discussed above (our primary responsibility under the related development agreement) until the closing of their purchases by Panda, and as these projects did not have the means to pay development success fees until the financial closings occurred, we did not consider the development success fees related to each project to be earned or realizable until we received payment of the fees at the closing of each purchase. We concluded that the earnings process related to the development success fees was completed on the closing dates which occurred in August 2013 and December 2013 for Panda Liberty and Panda Patriot, respectively. Accordingly, we recognized the fees related to each project at the time of the corresponding closing.

Goodwill

In connection with the acquisitions of GPS and SMC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements and trade names. Other than goodwill, most of our purchased intangible assets were determined to have finite useful lives. At January 31, 2015, the total carrying value of goodwill was approximately $18.5 million, which represented approximately 5% of consolidated total assets and is related to the acquisition of GPS that occurred in December 2006. The Company currently reviews the carrying value of goodwill for impairment annually. The annual review performance date is November 1. We would also perform tests for impairment of the goodwill more frequently if events or changes in circumstances indicated that its value might be impaired.

As prescribed by current accounting guidance, we determine whether goodwill has been impaired or not using a two-step process of analysis. The first step of our goodwill impairment testing process is to identify a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We utilized the assistance of a professional appraisal firm in the determination of the fair value of GPS as of November 1, 2014. A variety of alternative valuation approaches were considered. As a result of the analysis of the data, we concluded that the consideration of valuation amounts determined by using several market-based and income-based approaches was appropriate for this exercise.

Estimates of the fair value of GPS were determined based on an evaluation of the market values of a selected number of reasonably similar publicly traded companies and a separate evaluation of the prices paid in connection with the purchases of similar companies. The market values, as adjusted for comparability differences to GPS, were used to derive a set of pricing multiples that were applied to historical and forecasted financial results for GPS in order to calculate a series of indicated fair values that were weighted and averaged. The weighted average value is multiplied by a control premium factor in order to arrive at a total enterprise value on a control and marketable basis. The selected acquisition prices were analyzed in order to arrive at a pricing multiple applied to the amount of revenues reported by GPS for the trailing twelve months. These calculated values plus amounts representing the balances of cash normally held by GPS and its other non-operating assets were combined in order to arrive at estimated fair values for GPS. A separate estimate of fair value was determined based on the capitalization of earnings with a capitalization rate reflecting the consideration of a series of risks and a proper weighting of the costs of debt and equity capital.

A 50%/25%/25% weighting was applied to the results of the three valuation exercises described above in order to determine a weighted average amount considered the fair value of GPS that substantially exceeded its carrying value as of November 1, 2014. Therefore, the goodwill of GPS was deemed not to be impaired, and the performance of step two of the impairment assessment process was not required.

The FASB’s guidance does include a simplification of the two-step goodwill impairment test required by the general guidance. The simplified approach allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting entity unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors.

We chose to conduct our assessment of goodwill as of November 1, 2014 in accordance with the general testing requirements of the guidance without simplification. However, in the future we may elect to perform qualitative evaluations of GPS in order to support the position that impairment of the goodwill of GPS has not occurred and that its fair value continues to exceed its carrying value, and thus avoiding the performance of the two-step quantitative goodwill impairment test for GPS.

Deferred Tax Assets and Liabilities

Our consolidated balance sheets included net deferred income tax liabilities as of January 31, 2015 and 2014 in the amounts of $1,010,000 and $114,000, respectively. These amounts reflect differences in the periods in which certain transactions are recognized for financial and income tax reporting purposes. The movement in the net deferred income tax position during the current year reflected primarily elections by our joint ventures to defer gross profit amounts earned on long-term construction contracts that we recognized for financial reporting purposes.

As presented in Note 14 to the accompanying consolidated financial statements, the Company’s deferred income tax assets totaled $3,316,000 and $3,442,000 as of January 31, 2015 and 2014 respectively. In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of operations. At this time, we believe that the historically strong earnings performance of our power industry services segment will continue during the periods in which the applicable temporary income tax differences become deductible including those discussed in the preceding paragraph. Accordingly, we believe that it is more likely than not that we will realize the benefit of all of our deferred tax assets.

Stock Options

We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the awards and recognize the corresponding expense amounts over the vesting periods which are typically one year. Options to purchase 305,500, 303,000 and 293,000 shares of our common stock were awarded during the years ended January 31, 2015, 2014 and 2013, with weighted average fair value per share amounts of $7.14, $4.40 and $5.65, respectively. The amounts of compensation expense recorded during the corresponding years related to vesting stock options were $2,017,000, $1,536,000, and $1,316,000, respectively.

We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations which are disclosed in Note 13 to the accompanying consolidated financial statements and include the risk-free interest rate, the expected volatility of the market price of our common stock and the expected life of each stock option. We use the “simplified method” in developing the estimates of the expected lives of stock options, as we believe that the resulting estimates are reasonable and that our historical stock option exercise experience remains insufficient to provide a reasonable basis upon which to estimate expected lives. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards. In addition, commencing in the year ended January 31, 2014, we began to include an estimated dividend yield in the assumptions used to determine the fair value of stock option awards in recognition of history of over the last four (4) years paying annual cash dividends to our stockholders.

Legal Contingencies

As discussed in Note 12 to the accompanying consolidated financial statements, we do become involved in legal matters where litigation has been initiated or claims have been made against us. At this time, we do not believe that a material loss is probable related to any of the current matters discussed therein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the outcomes of these legal matters change, significant losses or additional costs may be recorded. One the other hand, the final outcome of a legal matter may result in the reversal of accrued liabilities established in prior periods.

The final dismissal during Fiscal 2015 of the claims against GPS that are discussed in Note 12 to the consolidated financial statements did not result in the adjustment of any corresponding and significant loss or legal cost accrual. The favorable conclusion of the litigation matter initiated against us by Tampa Bay Nutraceutical Company enabled us to reverse the corresponding accrual established for anticipated legal costs which resulted in a reduction of selling, general and administrative expenses for the year ended January 31, 2014 in the approximate amount of $1,304,000.

Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements other than Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which was issued by the Financial Accounting Standards Board on May 28, 2014 in an effort to create a new, principles-based revenue recognition framework. As described in Note 2 to the condensed consolidated financial statements included herein, we have not yet completed an assessment of the impact that this new guidance will have on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. During the years ended January 31, 2015, 2014 and 2013, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

Management assessed our internal control over financial reporting as of January 31, 2015, the end of the fiscal year, based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2015 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be incorporated by reference to our 2015 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item will be incorporated by reference to our 2015 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be incorporated by reference to our 2015 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be incorporated by reference to our 2015 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be incorporated by reference to our 2015 Proxy Statement relating to the election of directors and other matters which is expected to be filed by us pursuant to Regulation 14A, within 120  days after the close of our fiscal year.

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

10.3	Employment Agreement dated as of December 11, 2014 by and between Argan, Inc. and Cynthia A. Flanders. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 12, 2014.

10.4	Membership Interest Purchase Agreement, dated as of December 6, 2006, by and among, Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (b)

10.5	Stock Purchase Agreement, dated as of December 8, 2006, by and among Argan, Inc., Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, William F. Griffin, Jr. and Joel M. Canino. (b)

10.6	Amended and Restated Employment Agreement, dated April 1, 2011, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC and William F. Griffin, Jr. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 21, 2011.

10.7	First Amendment to Amended and Restated Employment Agreement, dated as of December 17, 2013, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Plant Operations, LLC and William F. Griffin, Jr. Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2013.

10.8	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Southern Maryland Cable, Inc.) in favor of Bank of America, N.A. (b)

10.9	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems, LLC) in favor of Bank of America, N.A. (b)

10.10	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power, Inc.) in favor of Bank of America, N.A. (b)

10.11	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Argan, Inc. (on behalf of Gemma Power Systems California, Inc.) in favor of Bank of America, N.A. (b)

10.12	Pledge, Assignment and Security Agreement dated as of December 8, 2006 by Gemma Power Systems, LLC (on behalf of Gemma Power Hartford, LLC) in favor of Bank of America, N.A. (b)

10.13	Pledge and Assignment Agreement dated as of December 8, 2006 by Argan, Inc. in favor of Bank of America, N.A. for the benefit of Travelers Casualty and Surety Company of America. (b)

10.14	Second Amended and Restated Financing and Security Agreement dated December 11, 2006 by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. (b)

10.15	First Amendment to Second Amended and Restated Financing and Security Agreement, dated March 28, 2008, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 24, 2008.

10.16	Second Amendment to Second Amended and Restated Financing and Security Agreement, dated June 3, 2008, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2009.

10.17	Third Amendment to Second Amended and Restated Financing and Security Agreement, dated April 26, 2010, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 8, 2010.

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

10.19	Consent and Release Agreement, dated February 1, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2011.

10.20	Fourth Amendment to Second Amended and Restated Financing and Security Agreement, dated February 1, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Vitarich Laboratories, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 14, 2011.

10.21	Fifth Amendment to Second Amended and Restated Financing and Security Agreement, dated May 31, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on June 13, 2011.

10.22	Sixth Amendment to Second Amended and Restated Financing and Security Agreement, dated October 17, 2011, by and among Argan, Inc.; Southern Maryland Cable, Inc.; Gemma Power Systems, LLC; Gemma Power, Inc.; Gemma Power Systems California, Inc.; Gemma Power Hartford, LLC and Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on December 14, 2011.

10.23	Consent and Seventh Amendment to the Second Amended and Restated Financing and Security Agreement, dated May 23, 2013, with Bank of America, N.A. Incorporated by reference to the Company’s Form 10-Q filed with the Securities and Exchange Commission on September 6, 2013.

10.24	Argan, Inc. 2011 Stock Plan (Revised as of 4-3-13). Incorporated by reference to the Company’s Proxy Statement filed on Schedule 14A with the Securities and Exchange Commission on May 2, 2013.

14.1	Code of Ethics. Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 27, 2004.

14.2	Argan, Inc. Code of Conduct (Amended January 2007). Incorporated by reference to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 26, 2007.

21	Subsidiaries of the Company. Incorporated by reference to the Company’s Form 10-K filed with the Securities and Exchange Commission on April 15, 2014.

23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (c)

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002. (c)

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002. (c)

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002. (c)

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002. (c)

101.INS#	XBRL Instance Document. (c)

101.SCH#	XBRL Schema Document. (c)

101.CAL#	XBRL Calculation Linkbase Document. (c)

101.LAB#	XBRL Labels Linkbase Document. (c)

101.PRE#	XBRL Presentation Linkbase Document. (c)

101.DEF#	XBRL Definition Linkbase Document. (c)

(a)	Incorporated by reference to the Company’s Form 8-K, dated May 4, 2006, filed with the Securities and Exchange Commission on May 9, 2006.
(b)	Incorporated by reference to the Company’s Form 8-K, dated December 8, 2006, filed with the Securities and Exchange Commission on December 14, 2006.
(c)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer
Dated: April 15, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer	April 15, 2015
Rainer H. Bosselmann	(Principal Executive Officer)

/s/ Cynthia A. Flanders	Senior Vice President, Chief Financial Officer and Secretary (Principal Accounting and Financial Officer)	April 15, 2015
Cynthia A. Flanders

/s/ Henry A. Crumpton	Director	April 15, 2015
Henry A. Crumpton

/s/ Cynthia A. Flanders	Director	April 15, 2015
Cynthia A. Flanders

/s/ Peter W. Getsinger	Director	April 15, 2015
Peter W. Getsinger

/s/ William F. Griffin	Director	April 15, 2015
William F. Griffin

/s/ William F. Leimkuhler	Director	April 15, 2015
William F. Leimkuhler

/s/ W. G. Champion Mitchell	Director	April 15, 2015
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 15, 2015
James W. Quinn

/s/ Brian R. Sherras	Director	April 15, 2015
Brian R. Sherras

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argan, Inc. and subsidiaries as of January 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 15, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ GRANT THORNTON LLP

McLean, Virginia
April 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 31, 2015, and our report dated April 15, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

McLean, Virginia
April 15, 2015

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

	2015	2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$333,691,000	$272,209,000
Accounts receivable, net of allowance for doubtful accounts	27,330,000	23,687,000
Costs and estimated earnings in excess of billings	455,000	527,000
Prepaid expenses	1,092,000	1,754,000
Notes receivable and accrued interest	1,786,000	204,000
Deferred income tax assets	—	178,000

TOTAL CURRENT ASSETS	364,354,000	298,559,000
Property, plant and equipment, net of accumulated depreciation (including $2,658,000 in costs related to the variable interest entity as of January 31, 2015)	6,518,000	4,183,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	1,845,000	2,088,000

TOTAL ASSETS	$391,193,000	$323,306,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$37,691,000	$22,589,000
Accrued expenses	15,976,000	7,912,000
Billings in excess of costs and estimated earnings	161,564,000	134,736,000
Deferred income tax liabilities	201,000	—

TOTAL CURRENT LIABILITIES	215,432,000	165,237,000
Deferred income tax liabilities	809,000	292,000

TOTAL LIABILITIES	216,241,000	165,529,000

COMMITMENTS AND CONTINGENCIES (see Notes 11 and 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 14,634,434 and 14,289,134 shares issued at January 31, 2015 and 2014, respectively; 14,631,201 and 14,285,901 shares outstanding at January 31, 2015 and 2014, respectively	2,195,000	2,143,000
Additional paid-in capital	109,696,000	100,863,000
Retained earnings	73,614,000	53,335,000
Treasury stock, at cost – 3,233 shares at January 31, 2015 and 2014	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	185,472,000	156,308,000
Noncontrolling interests (Note 3)	(10,520,000)	1,469,000

TOTAL EQUITY	174,952,000	157,777,000

TOTAL LIABILITIES AND EQUITY	$391,193,000	$323,306,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED JANUARY 31,

	2015	2014	2013
REVENUES
Power industry services	$376,676,000	$218,649,000	$261,327,000
Telecommunications infrastructure services	6,434,000	8,806,000	17,308,000

Revenues	383,110,000	227,455,000	278,635,000

COST OF REVENUES
Power industry services	294,643,000	141,807,000	214,817,000
Telecommunications infrastructure services	4,864,000	6,800,000	13,683,000

Cost of revenues	299,507,000	148,607,000	228,500,000

GROSS PROFIT	83,603,000	78,848,000	50,135,000
Selling, general and administrative expenses	19,470,000	12,918,000	14,755,000

INCOME FROM OPERATIONS	64,133,000	65,930,000	35,380,000
Gains on the deconsolidation of variable interest entities	—	2,444,000	—
Other income (expense), net	234,000	961,000	(43,000)

INCOME BEFORE INCOME TAXES	64,367,000	69,335,000	35,337,000
Income tax expense	20,912,000	25,991,000	13,520,000

NET INCOME	43,455,000	43,344,000	21,817,000
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	13,010,000	3,219,000	(1,448,000)

NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$30,445,000	$40,125,000	$23,265,000

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$2.11	$2.85	$1.69

Diluted	$2.05	$2.78	$1.65

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,433,000	14,072,000	13,784,000

Diluted	14,823,000	14,427,000	14,116,000

CASH DIVIDENDS PER COMMON SHARE	$0.70	$0.75	$0.60

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2015, 2014 AND 2013

	Common Stock			Additional
	Outstanding Shares	Par Value	Warrants	Paid-in Capital	Retained Earnings	Noncontrolling Interests	Treasury Stock	Total Equity

Balance, February 1, 2012	13,657,865	$2,049,000	$590,000	$89,714,000	$8,944,000	$(301,000)	$(33,000)	$100,963,000
Net income (loss)	—	—	—	—	23,265,000	(1,448,000)	—	21,817,000
Exercise of stock options	153,962	23,000	—	1,413,000	—	—	—	1,436,000
Conversion of stock warrants	160,000	24,000	(590,000)	1,806,000	—	—	—	1,240,000
Stock option vesting	—	—	—	1,316,000	—	—	—	1,316,000
Release of restricted stock	2,500	—	—	25,000	—	—	—	25,000
Excess tax benefit on exercised stock options and converted warrants	—	—	—	730,000	—	—	—	730,000
Cash dividends	—	—	—	—	(8,359,000)	—	—	(8,359,000)

Balance, January 31, 2013	13,974,327	2,096,000	—	95,004,000	23,850,000	(1,749,000)	(33,000)	119,168,000
Net income	—	—	—	—	40,125,000	3,219,000	—	43,344,000
Exercise of stock options	309,074	46,000	—	3,722,000	—	—	—	3,768,000
Stock option vesting	—	—	—	1,536,000	—	—	—	1,536,000
Release of restricted stock	2,500	1,000	—	25,000	—	—	—	26,000
Excess tax benefit on exercised stock options	—	—	—	576,000	—	—	—	576,000
Cash dividends	—	—	—	—	(10,640,000)	—	—	(10,640,000)
Deconsolidation of VIEs	—	—	—	—	—	(1,000)	—	(1,000)

Balance, January 31, 2014	14,285,901	2,143,000	—	100,863,000	53,335,000	1,469,000	(33,000)	157,777,000
Net income	—	—	—	—	30,445,000	13,010,000	—	43,455,000
Exercise of stock options	345,300	52,000	—	5,336,000	—	—	—	5,388,000
Stock option vesting	—	—	—	2,017,000	—	—	—	2,017,000
Excess tax benefit on exercised stock options	—	—	—	1,480,000	—	—	—	1,480,000
Cash dividends	—	—	—	—	(10,166,000)	—	—	(10,166,000)
Cash distributions to joint venture partner						(25,000,000)		(25,000,000)
Formation of VIE						1,000		1,000

Balance, January 31, 2015	14,631,201	$2,195,000	$—	$109,696,000	$73,614,000	$(10,520,000)	$(33,000)	$174,952,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,455,000	$43,344,000	$21,817,000
Adjustments to reconcile net income to net cash provided by operating activities
Gains on the deconsolidation of variable interest entities	—	(2,444,000)	—
Non-cash stock compensation expense	2,017,000	1,536,000	1,316,000
Depreciation	551,000	549,000	522,000
Amortization of purchased intangible assets	243,000	243,000	243,000
Deferred income tax expense (benefit)	896,000	1,701,000	(259,000)
Changes in operating assets and liabilities
Accounts receivable	(3,879,000)	1,294,000	(8,826,000)
Costs and estimated earnings in excess of billings	72,000	722,000	1,603,000
Prepaid expenses and other assets	501,000	598,000	2,943,000
Accounts payable and accrued expenses	22,645,000	(10,513,000)	6,086,000
Billings in excess of costs and estimated earnings	26,828,000	61,377,000	5,389,000

Net cash provided by operating activities	93,329,000	98,407,000	30,834,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment, net	(2,936,000)	(1,136,000)	(7,263,000)

Net cash used in investing activities	(2,936,000)	(1,136,000)	(7,263,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to joint venture partner	(25,000,000)	—	—
Cash dividends	(10,166,000)	(10,640,000)	(8,359,000)
Proceeds from the exercise of stock options and conversion of warrants	5,389,000	3,794,000	2,676,000
Excess income tax benefits on exercised stock options and converted stock warrants	1,480,000	576,000	730,000
Loans to project development entities	(614,000)	(2,450,000)	—
Payments received on loans made to deconsolidated variable interest entities	—	8,915,000	—
Deconsolidation of the cash of variable interest entities	—	(399,000)	—

Net cash used in financing activities	(28,911,000)	(204,000)	(4,953,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	61,482,000	97,067,000	18,618,000
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	272,209,000	175,142,000	156,524,000

CASH AND CASH EQUIVALENTS, END OF YEAR	$333,691,000	$272,209,000	$175,142,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income taxes	$18,662,000	$24,723,000	$9,977,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2015, 2014 AND 2013

NOTE 1 – DESCRIPTION OF THE BUSINESS

Argan, Inc. (“Argan”) conducts continuing operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) which provided 98% of consolidated revenues for the year ended January 31, 2015, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development and consulting services to the power generation and renewable energy markets for a wide range of customers including public utilities and independent power project owners. Including its consolidated joint ventures and variable interest entities (see Note 3), GPS represents our power industry services business segment. Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation – The consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries, its majority-controlled joint ventures and any variable interest entity for which the Company is deemed to be the primary beneficiary (see Note 3). The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 17, the Company has provided certain financial information relating to the operating results and assets of its industry segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

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

The carrying value amounts of the Company’s cash and cash equivalents, accounts and notes receivable, accounts payable and all other current liabilities approximate their fair values due to the short-term nature of these instruments. The fair value of business segments (as needed for purposes of determining indications of impairment to the carrying value of goodwill) is determined using an average of valuations based on market multiples and discounted cash flows, and consideration of our market capitalization.

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

Goodwill – At least annually, the Company reviews the carrying value of goodwill for impairment. The goodwill impairment test is performed using the two-step process.

The first step of the impairment test is to identify a potential impairment by comparing the fair value of the reporting unit with its carrying amount, including goodwill. The weighted average estimate of fair value of the reporting unit, generally a company’s operating segment, is determined using various market-based and income-based valuation techniques as applicable in the particular circumstances. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of the reporting unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any.

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

Long-Lived Assets – The carrying amount of long-lived assets, consisting primarily of property, plant and equipment and purchased intangible assets with definite lives, are reviewed for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. The Company compares the carrying value of the long-lived asset to the undiscounted future cash flows expected to result from the use of the asset. In the event the Company determines that the carrying value of the asset is not recoverable, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value is generally determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets with remaining carrying value are described in Note 9.

Revenue Recognition, Power Industry Services – Revenues are recognized under various construction agreements, including agreements for which revenues are based on either a fixed price, cost-plus-fee or time and materials basis, with typical durations of one to three years. Revenues from fixed price construction agreements, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Revenues from time and materials contracts are recognized when the related services are provided to the customer. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Unapproved change orders, which represent contract variations for which the Company has project owner approval for scope changes but not for the price associated with the scope changes, are reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. As of January 31, 2015, there were no material unapproved change orders included in the total contract value amounts or reflected in the estimated total cost amounts of the contracts in progress. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes revenues related to a claim only when an agreement on the amount has been reached with the project owner. Construction agreements may contain incentive fees that provide for increasing the Company’s total fee on a particular contract based on the actual amount of costs incurred in relation to an agreed upon target cost. The Company includes such fees in the determination of total estimated revenues when management believes that it is probable that such fees have been earned, which is typically near the end of the contract performance period.

The following schedule presents revenues for the two categories of power industry services provided during the year ended January 31, 2014. Core services represent primarily the ongoing activities conducted pursuant to engineering, construction and procurement contracts for energy plant project owners. The revenues associated with project development services include additional amounts earned upon the success of activities performed by project developers including the closing of permanent financing (see Note 3). No such revenues were earned in the years ended January 31, 2015 or January 31, 2013.

Category of Service	2014
Core services	$191,597,000
Project development services	27,052,000

Revenues	$218,649,000

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

The Company accounts for uncertain tax positions in accordance with current accounting guidance which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return. We evaluate and record the effect of any uncertain tax position based on the amount that management deems is more likely than not (i.e., greater than a 50% probability) to be sustained upon examination and ultimate settlement with the tax authorities in the applicable tax jurisdictions.

Stock-Based Compensation – The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon fair value at the date of award using a fair value based option pricing model. The compensation expense is recognized over the requisite service period.

Recently Issued Accounting Pronouncements – On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board issued substantially converged final standards on revenue recognition in an effort to create a new, principles-based revenue recognition framework that may affect nearly every revenue-generating entity. Upon their effectiveness, the new standards will generally supersede and replace nearly all existing professional guidance included in US GAAP and the International Financial Reporting Standards (IFRS), including industry-specific guidance. The FASB’s new revenue recognition standard, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) will do the following:

1)	Establish a new control-based revenue recognition model,

2)	Change the basis for deciding when revenue is recognized over time or at a point in time,

3)	Provide new and more detailed guidance on specific aspects of revenue recognition, and

4)	Expand and improves disclosures about revenue.

In the United States, the new guidance is effective for public business entities, including the Company, for reporting periods beginning after December 15, 2016. In general, it appears that the Company will determine contract revenues by using an approach substantially similar to the “percentage-of-completion” method that the Company uses currently in order to determine substantial amounts of revenues earned on its construction contracts. However, pursuant to the new guidance, the ability to recognize revenues over time, and to satisfy the identified performance obligation(s) of a contract, will depend on whether the applicable contract transfers control of the good and/or service provided by the Company thereunder to the applicable project owner. The Company has not assessed the full impact of the new requirements on its consolidated financial statements including an evaluation of the alternative application approaches that are provided. Entities are permitted to apply the new revenue standard either retrospectively, subject to some practical expedients, or through an alternative transition method that requires a registrant to apply the guidance only to contracts that are uncompleted on the date of initial application.

On April 1, 2015, the FASB voted to propose a delay in the effective date of ASU 2014-09 that would postpone the effective date for public companies until December 15, 2017. The FASB expects to issue an exposure draft with the proposed new effective date provisions in the near future.

There are no other recently issued accounting pronouncements that have not yet been adopted that we consider material to the Company’s consolidated financial statements.

NOTE 3 – SPECIAL PURPOSE ENTITIES

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

The losses (net of income tax benefit amounts) associated with the Moxie Project Entities incurred prior to the deconsolidation of the Moxie Project Entities and therefore included in the consolidated results of operations for the years ended January 31, 2014 and 2013 were approximately $77,000 and $1,448,000, respectively.

With the deconsolidation of the Moxie Project Entities, the elimination of their accounts from the Company’s consolidated financial statements, including their accumulated net losses, resulted in pre-tax gains recognized by GPI during the year ended January 31, 2014 in the total amount of $2,444,000.

The Purchases of the Moxie Project Entities

In August and December 2013, respectively, Panda completed the purchase of and permanent financing for Moxie Liberty and Moxie Patriot and renamed the project entities Panda Liberty LLC (“Panda Liberty”) and Panda Patriot LLC (“Panda Patriot”). Also, GPS received full notice-to-proceed under both EPC Contracts. From the dates of deconsolidation through the dates of purchase of the Moxie Project Entities by Panda, the interest income earned by GPI on its notes receivable was included in other income in the consolidated financial statements. The amount of interest income included in other income in the consolidated statement of operations for the year ended January 31, 2014 was approximately $952,000.

Construction Joint Ventures

During the year ended January 31, 2014, GPS assigned the EPC Contracts to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. GPS is performing most of the activities of the

EPC Contracts. The corresponding joint venture agreements, as amended, provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts. Due to the financial control of GPS, the accounts of the joint ventures were included in the consolidated balance sheets as of January 31, 2015 and 2014, and the results of their operations were included in the consolidated statements of operations for the years ended January 31, 2015 and 2014. The shares of the profits of the joint ventures attributable to the stockholders of Argan have been determined based on the percentages by which the Company believes profits will ultimately be shared by the joint venture partners. If the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under the EPC Contracts. In January 2015, the joint ventures made cash distributions including $25 million paid to the Company’s joint venture partner.

Moxie Freedom LLC

In August 2014, GPI entered into a Development Loan Agreement (the “DLA”) with another wholly-owned subsidiary of Moxie, Moxie Freedom LLC (“Moxie Freedom”), relating to Moxie Freedom’s development of a large natural gas-fired power plant with nominal capacity of 1,000 MW. The current development plan estimates that a financial closing on a long-term construction and working capital credit facility, along with any related equity investment, will occur by mid-to-late calendar year 2016.

Under the DLA, GPI has agreed to make development loans to Moxie Freedom of up to $6 million in order to cover certain anticipated costs of the project development effort. As of January 31, 2015, the total amount of the notes receivable and accrued interest was $2,113,000; such loans earn interest based on an annual rate of 20% and shall mature no later than December 31, 2017. The amounts of the notes, accrued interest and interest income are eliminated in consolidation. In connection with the DLA, GPI has been provided a first priority lien and security interest in all of the assets of Moxie Freedom and a first priority lien on Moxie’s membership interest in Moxie Freedom. Moxie Freedom reimburses GPS for certain project development support costs through additions to each monthly loan. Included in accrued expenses as of January 31, 2015 was the amount owed by Moxie Freedom to Moxie for financial support provided by Moxie (without recourse to GPI) prior to the DLA in the approximate amount of $275,000.

At the time that Moxie Freedom secures construction and working capital financing and repays all development loans and any outstanding obligations related to letters of credit, it shall pay, or cause to be paid, a development success fee to GPI in an amount that could be as much as $6 million. As additional consideration for the financial commitments made by GPI under the DLA, Moxie Freedom has granted GPS the exclusive rights to provide engineering, procurement and construction services for the project in accordance with basic terms that are outlined in the DLA.

Moxie Freedom represents a VIE due to the current lack of sufficient equity capital for it to complete the contemplated project development activities. The development loans being made by GPI to Moxie Freedom represent variable interests in the entity. The consolidated financial statements for the year ended January 31, 2015 include the accounts of Moxie Freedom as the Company’s variable interests in Moxie Freedom currently provide the Company with financial control of the VIE. Through its current arrangements with Moxie Freedom, the Company is deemed to have the power to direct the activities of the VIE that most significantly affect its economic performance, and the Company possesses the rights to receive benefits from the VIE that could be significant to the VIE. Therefore, the Company is the primary beneficiary of the VIE.

Pursuant to a participation agreement, an equipment supplier to Moxie Freedom has agreed to provide GPI with 40% of the funding for the development loans made to Moxie Freedom; as of January 31, 2015, GPI had received cash from the supplier of approximately $755,000 in connection this agreement. The supplier received an undivided fractional interest in all present and future loans from GPI. Accordingly, it will earn interest on the cash provided to GPI based on an annual rate of 20% and it will be entitled to receive from GPI 40% of any development success fee earned by GPI in connection with the permanent financing and/or sale of the project. Under current accounting guidance the funding provided to GPI is treated as a secured borrowing which was included in the Company’s balance of accrued expenses as of January 31, 2015.

NOTE 4 – PAYMENT OF SPECIAL CASH DIVIDENDS

In November 2014, the Company paid a special cash dividend of $0.70 per share of common stock to each stockholder of record at the close of business on October 15, 2014. During the years ended January 31, 2014 and 2013, the Company declared and paid special cash dividends of $0.75 and $0.60 per share of common stock, respectively.

NOTE 5 – CASH AND CASH EQUIVALENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At January 31, 2015, a significant portion of the balance of cash and cash equivalents was invested in money market funds with net assets invested in high-quality money market instruments. At least 80% of such investments include U.S. Treasury obligations; obligations of U.S. Government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. Government obligations. The funds are sponsored by an investment division of Bank of America (the “Bank”).

The Company holds cash on deposit in excess of federally insured limits and has liquid mutual fund investments at the Bank. Management does not believe that the risks associated with keeping deposits in excess of federal deposit limits or holding investments in liquid mutual funds represent material risks.

The amount of cash and cash equivalents in the consolidated balance sheet as of January 31, 2015 included cash held within the consolidated joint venture entities that are discussed in Note 3. Such cash, which amounted to approximately $123.6 million as of January 31, 2015, will be used to cover future construction costs incurred under the EPC Contracts.

NOTE 6 – ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at January 31, 2015 and 2014 were approximately $26.1 million and $22.7 million, respectively. Such retainage amounts represent funds withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the lengths of retention periods may vary. Amounts outstanding as of January 31, 2015 should be collected over the next two years. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

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

The amount of the allowance for doubtful accounts at both January 31, 2015 and 2014 was approximately $5.5 million. In fiscal year 2010, the balance of the accounts receivable from the owner of a partially completed construction project was written down to $5.5 million, the amount of the net proceeds remaining from a public auction of the facility. As the amount that the Company may ultimately receive in a distribution of the auction proceeds, if any, is not known at this time, the accounts receivable balance was and remains fully reserved (see Note 12 for additional information regarding this matter). There were no provisions for accounts receivable losses recorded during the year ended January 31, 2015. The amounts of the provision for accounts receivable losses for the years ended January 31, 2014 and 2013 were not material.

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

The tables below set forth the aggregate amount of costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through January 31, 2015 and 2014, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the consolidated balance sheets at those dates.

	2015	2014
Costs incurred on uncompleted contracts	$324,839,000	$162,137,000
Estimated accrued earnings	60,809,000	21,961,000

	385,648,000	184,098,000
Less – Billings to date	546,757,000	318,307,000

	$(161,109,000)	$(134,209,000)

Costs and estimated earnings in excess of billings	$455,000	$527,000
Billings in excess of costs and estimated earnings	161,564,000	134,736,000

	$(161,109,000)	$(134,209,000)

Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes, insurance, job supervision and equipment charges. The amounts of costs and estimated earnings in excess of billings are expected to be billed and collected in the normal course of business.

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at January 31, 2015 and 2014:

	2015	2014
Land and improvements	$473,000	$473,000
Building and improvements	2,800,000	2,779,000
Furniture, machinery and equipment	3,546,000	3,560,000
Trucks and other vehicles	1,437,000	1,578,000
Construction project costs of variable interest entity	2,658,000	—

	10,914,000	8,390,000
Less – accumulated depreciation	4,396,000	4,207,000

Property, plant and equipment, net	$6,518,000	$4,183,000

Depreciation for property, plant and equipment was $551,000, $549,000 and $522,000 for the years ended January 31, 2015, 2014 and 2013, respectively. The costs of maintenance and repairs were $304,000, $250,000 and $325,000 for the years ended January 31, 2015, 2014 and 2013, respectively, including amounts charged to costs of revenues in each year.

NOTE 9 – PURCHASED INTANGIBLE ASSETS

In connection with the acquisitions of GPS and SMC, the Company recorded substantial amounts of goodwill and other purchased intangible assets including trade names and non-compete agreements. The goodwill included in the balance sheets at January 31, 2015 and 2014 in the amount of $18,476,000 relates entirely to the acquisition of GPS. For income tax reporting purposes, goodwill allocated to GPS in the approximate amount of $12.3 million is being amortized on a straight-line basis over periods of 15 years. The excess amount of the Company’s goodwill is not amortizable for income tax reporting purposes.

The Company’s other purchased intangible assets consisted of the following elements. The Company determined the fair values of the GPS and SMC trade names using a relief-from-royalty methodology. The Company also considered recognition by potential customers of a trade name such as GPS. The Company believes that the useful life of the GPS trade name is fifteen years, the period over which the trade name is expected to contribute to future cash flows. Management concluded that the useful life of the SMC trade name was indefinite since it is expected to contribute directly to future cash flows in perpetuity. The net carrying amounts of the Company’s intangible assets, other than goodwill, consisted of the following at January 31, 2015 and 2014:

	2015	2014
Trade name – GPS	$1,664,000	$1,907,000
Trade name – SMC	181,000	181,000

Totals	$1,845,000	$2,088,000

As of January 31, 2015 and 2014, the amounts of accumulated amortization associated with the trade name of GPS were $1,979,000 and $1,736,000, respectively. Amortization expense was $243,000 for each of the three years in the period ended January 31, 2015. No impairment losses have been recorded related to the intangible assets associated with the acquisition of GPS that occurred in December 2006.

The estimated future amounts of amortization expense related to the trade name of GPS are presented below:

2016	$243,000
2017	243,000
2018	243,000
2019	243,000
2020	243,000
Thereafter	449,000

Total	$1,664,000

NOTE 10 – FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank. The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until May 31, 2015, with interest at LIBOR plus 2.25%. Borrowing availability in the total amount of $1.35 million has been designated to cover letters of credit issued by the Bank, with expiration dates ranging from September 23, 2015 to November 5, 2015, in support of the project development activities of a potential power plant owner. The Company may obtain standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. There were no actual borrowings outstanding under the Bank financing arrangements as of January 31, 2015 or January 31, 2014.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is required for acquisitions, divestitures, cash dividends and significant investments. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. As of January 31, 2015 and 2014, the Company was in compliance with the financial covenants of its amended financing arrangements. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements.

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

The amounts of rent included in selling, general and administrative expenses were $195,000, $171,000 and $390,000 for the years ended January 31, 2015, 2014 and 2013, respectively. The amounts of rent incurred on construction projects and included in the costs of revenues were $14,413,000, $3,612,000 and $7,567,000 for the years ended January 31, 2015, 2014 and 2013, respectively. The following is a schedule of future minimum lease payments for the operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2015:

2016	$196,000
2017	196,000
2018	180,000
2019	180,000
2020	89,000
Thereafter	—

Total	$841,000

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

In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. Remaining net proceeds of approximately $5.5 million are being held by the bankruptcy court and have not been distributed to Altra’s creditors. The court separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. In November 2011, the court held that the claim of the project lender is superior to the lien claim of GPS. Fact discovery related to the second phase was completed in January 2012. After a court-imposed delay, summary judgement motions were submitted by the parties in April 2015. During a mediation session that occurred in April 2015, the parties with lien claims being considered by the bankruptcy court executed a memorandum of understanding including the terms of a settlement. Per its terms, the parties will execute a final written settlement agreement. Once that is completed, the Company should receive a payment of $1.6 million from the proceeds deposited with the bankruptcy court. The court was advised of the mediation result and the scheduled summary judgment hearings were cancelled.

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

At January 31, 2015, there were 1,103,350 shares of the Company’s common stock reserved for issuance under the two plans, including approximately 227,000 shares of the Company’s common stock available for awards under the Stock Plan.

A summary of activity under the Option and Stock Plans for the three years ended January 31, 2015 is presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, February 1, 2012	817,186	$12.10	4.94	$5.68
Granted	293,000	$17.36
Exercised	(153,962)	$9.33
Forfeited	(30,000)	$8.66

Outstanding, January 31, 2013	926,224	$14.34	5.39	$5.93
Granted	303,000	$21.32
Exercised	(309,074)	$12.20
Forfeited	(4,000)	$17.33

Outstanding, January 31, 2014	916,150	$17.36	6.04	$5.58
Granted	305,500	$21.09
Exercised	(345,300)	$15.61
Forfeited	—	—

Outstanding, January 31, 2015	876,350	$22.34	7.08	$6.01

Exercisable, January 31, 2015	570,850	$18.42	6.46	$5.41

The total intrinsic values for the stock options exercised during the years ended January 31, 2015, 2014 and 2013 were $5,708,000, $3,158,000 and $1,242,000, respectively. At January 31, 2015, the aggregate intrinsic value amounts for outstanding and exercisable stock options were $7,071,000 and $6,845,000, respectively.

A summary of the change in the number of shares of common stock subject to non-vested options to purchase such shares for the three years ended January 31, 2015 is presented below:

	Shares	Weighted Average Fair Value
Non-vested, February 1, 2012	212,500	$5.09
Granted	293,000	$5.65
Vested	(112,000)	$4.51
Forfeited (non-vested)	(5,000)	$6.32

Non-vested, January 31, 2013	388,500	$5.67
Granted	303,000	$4.40
Vested	(384,500)	$5.67
Forfeited (non-vested)	(4,000)	$5.71

Non-vested, January 31, 2014	303,000	$4.40
Granted	305,500	$7.14
Vested	(303,000)	$4.40
Forfeited (non-vested)	—	—

Non-vested, January 31, 2015	305,500	$7.14

Compensation expense amounts recorded in the years ended January 31, 2015, 2014 and 2013 related to stock options were $2,017,000, $1,536,000 and $1,316,000, respectively. Net of the effects associated with stock options exercised during the corresponding year, the amounts of income tax benefit or expense related to stock option compensation amounts for the years ended January 31, 2015, 2014 and 2013 were not material. At January 31, 2015, there was $1,053,000 in unrecognized compensation cost related to stock options granted under the Stock Plan. The end of the period over which the compensation expense for these awards is expected to be recognized is December 2015.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Current guidance provided by the SEC permits the use of a “simplified method” in developing the estimates of the expected terms of “plain-vanilla’’ share options under certain circumstances, including situations where a company having historical stock option exercise experience that is insufficient to provide a reasonable basis upon which to estimate expected terms. The Company utilizes the simplified method to estimate the expected terms of its stock option awards. The risk-free interest rates and expected volatility factors used in the determinations of the fair value of stock options awarded during the year ended January 31, 2015 ranged from 0.13% to 1.64% and from 29.9% to 34.4%, respectively. For stock options awarded during the year ended January 31, 2014, the comparable ranges were 0.73% to 1.52% and 32.3% to 34.3%, respectively. For stock options awarded during the year ended January 31, 2013, the comparable ranges were 1.82% to 2.01% and 34.5% to 36.4%, respectively. The calculations of the expected volatility factors were based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards.

The fair value amounts per share of options to purchase shares of the Company’s common stock awarded during the fiscal years ended January 31, 2015, 2014 and 2013 were determined at the dates of grant using the following weighted-average assumptions:

	2015	2014	2013
Risk-free interest rate	1.32%	1.33%	1.93%
Expected volatility	33.7%	32.7%	35.5%
Expected life	4.9 years	4.7 years	4.6 years
Dividend yield	3.46%	3.39%	—%

Warrants for the purchase of 160,000 shares of the Company’s common stock were converted during the year ended January 31, 2013. The warrants, convertible at a price of $7.75 per share, were issued in connection with the Company’s private placement of common stock in April 2003. The aggregate fair value amount of the warrants, $849,000, was treated as a cost of the related stock offering.

The Company also has 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense amounts related these defined contribution plans were approximately $1,069,000, $677,000, and $36,000 for the years ended January 31, 2015, 2014 and 2013, respectively. The higher amounts for the latest two years reflected discretionary contributions made to the plan maintained for employees of GPS due to its favorable profit performance for the corresponding years.

NOTE 14 – INCOME TAXES

The components of the Company’s income tax expense for the years ended January 31, 2015, 2014 and 2013 are presented below:

	2015	2014	2013
Current:
Federal	$15,249,000	$20,765,000	$11,555,000
State	4,767,000	3,525,000	2,224,000

	20,016,000	24,290,000	13,779,000

Deferred:
Federal	788,000	1,419,000	(349,000)
State	108,000	282,000	90,000

	896,000	1,701,000	(259,000)

Income tax expense	$20,912,000	$25,991,000	$13,520,000

The actual income tax expense amounts for the years ended January 31, 2015, 2014 and 2013 differed from the expected tax amounts computed by applying the U.S. federal corporate income tax rate of 35% to the amounts of income before income taxes as presented below:

	2015	2014	2013

Computed “expected” income tax	$22,528,000	$24,267,000	$12,368,000
Increase (decrease) resulting from:
State income taxes, net	3,284,000	2,574,000	1,481,000
Exclusion of noncontrolling interests	(4,582,000)	(514,000)	—
Domestic production activities deduction	(1,504,000)	(1,049,000)	(1,037,000)
Other permanent differences	902,000	458,000	307,000
Federal income tax true-up and other adjustments	284,000	255,000	401,000

Income tax expense	$20,912,000	$25,991,000	$13,520,000

As of January 31, 2015 and 2014, the amounts presented in the consolidated balance sheets for accrued expenses included accrued income taxes of approximately $176,000 and $303,000, respectively. The Company’s consolidated balance sheet as of January 31, 2015 and 2014 included net deferred tax liabilities in the amounts of approximately $1,010,000 and $114,000. As of January 31, 2015, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

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

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of January 31, 2015 and 2014 are presented below:

	2015	2014
Assets:
Stock options	$1,649,000	$1,623,000
Purchased intangibles	1,132,000	1,255,000
Accrued liabilities	428,000	514,000
Other	107,000	50,000

	3,316,000	3,442,000

Liabilities:
Purchased intangibles	$(2,931,000)	$(2,563,000)
Construction contracts	(830,000)	(313,000)
Property and equipment	(533,000)	(612,000)
Other	(32,000)	(68,000)

	(4,326,000)	(3,556,000)

Net deferred tax liabilities	$(1,010,000)	$(114,000)

The Company is subject to income taxes in the United States of America and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2011 except for a few exceptions including California where the open period is one year longer. During the current year, an audit of the apportionment factors reflected in the Company’s unitary income tax return filed in California for the year ended January 31, 2013 was completed. There was no material change to the Company’s income tax liability resulting from the outcome of this audit.

Income tax penalties recorded during the years ended January 31, 2015, 2014 and 2013, and included in the corresponding amounts of selling, general and administrative expenses, were not material. Interest amounts related to late income tax payments recorded during the years ended January 31, 2015, 2014 and 2013, and included in the corresponding amounts of income tax expense, were not material.

NOTE 15 – EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic earnings per share amounts for the years ended January 31, 2015, 2014 and 2013 were computed by dividing income amounts attributable to the stockholders of Argan by the weighted average number of shares of common stock that were outstanding during the applicable year.

Diluted earnings per share amounts for the years ended January 31, 2015, 2014 and 2013 were computed by dividing the income amounts attributable to the stockholders of Argan by the weighted average number of outstanding common shares for the applicable year plus 389,000, 356,000 and 330,000 common stock equivalent shares representing their total dilutive effects for the years, respectively. The diluted weighted average number of shares outstanding for the years ended January 31, 2015, 2014 and 2013 excluded the effects of options to purchase approximately 40,000, 222,000 and 404,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable year.

NOTE 16 – MAJOR CUSTOMERS

During the years ended January 31, 2015, 2014 and 2013, the majority of the Company’s revenues related to engineering, procurement and construction services that were provided by GPS to the power industry. Revenues from power industry services accounted for approximately 98%, 96% and 94% of consolidated revenues for the years ended January 31, 2015, 2014 and 2013, respectively.

The Company’s most significant customer relationships included three power industry service customers which accounted for approximately 45%, 41% and 12%, respectively, of consolidated revenues for the year ended January 31, 2015. The Company’s most significant customer relationships included three power industry service customers which accounted for approximately 33%, 24% and 22%, respectively, of consolidated revenues for the year ended January 31, 2014. The Company’s most significant customer relationships included two power industry service customers which accounted for approximately 56% and 18%, respectively, of consolidated revenues for the year ended January 31, 2013.

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

Presented below are summarized operating results and certain financial position data of the Company’s reportable continuing business segments for the years ended January 31, 2015, 2014 and 2013. The “Other” columns include the Company’s corporate and unallocated expenses.

Fiscal Year Ended January 31, 2015

	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$376,676,000	$6,434,000	$—	$383,110,000
Cost of revenues	294,643,000	4,864,000	—	299,507,000

Gross profit	82,033,000	1,570,000	—	83,603,000
Selling, general and administrative expenses	11,930,000	1,299,000	6,241,000	19,470,000

Income (loss) from operations	70,103,000	271,000	(6,241,000)	64,133,000
Other income (expense), net	231,000	—	3,000	234,000

Income (loss) before income taxes	$70,334,000	$271,000	$(6,238,000)	64,367,000

Income tax expense				20,912,000

Net income				$43,455,000

Amortization of purchased intangible assets	$243,000	$—	$—	$243,000

Depreciation	$372,000	$169,000	$10,000	$551,000

Fixed asset additions	$2,807,000	$77,000	$52,000	$2,936,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$303,737,000	$2,293,000	$85,163,000	$391,193,000

Current assets	$277,308,000	$1,681,000	$85,365,000	$364,354,000

Current liabilities	$214,238,000	$420,000	$774,000	$215,432,000

Fiscal Year Ended January 31, 2014

	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$218,649,000	$8,806,000	$—	$227,455,000
Cost of revenues	141,807,000	6,800,000	—	148,607,000

Gross profit	76,842,000	2,006,000	—	78,848,000
Selling, general and administrative expenses	7,575,000	1,331,000	4,012,000	12,918,000

Income (loss) from operations	69,267,000	675,000	(4,012,000)	65,930,000
Gains on the deconsolidation of VIEs	2,444,000	—	—	2,444,000
Other income (expense), net	958,000	—	3,000	961,000

Income (loss) before income taxes	$72,669,000	$675,000	$(4,009,000)	69,335,000

Income tax expense				25,991,000

Net income				$43,344,000

Amortization of purchased intangible assets	$243,000	$—	$—	$243,000

Depreciation	$366,000	$180,000	$3,000	$549,000

Fixed asset additions	$1,067,000	$69,000	$—	$1,136,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$276,744,000	$1,989,000	$44,573,000	$323,306,000

Current assets	$252,603,000	$1,293,000	$44,663,000	$298,559,000

Current liabilities	$163,534,000	$511,000	$1,192,000	$165,237,000

Fiscal Year Ended January 31, 2013

	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$261,327,000	$17,308,000	$—	$278,635,000
Cost of revenues	214,817,000	13,683,000	—	228,500,000

Gross profit	46,510,000	3,625,000	—	50,135,000
Selling, general and administrative expenses	7,950,000	1,628,000	5,177,000	14,755,000

Income (loss) from operations	38,560,000	1,997,000	(5,177,000)	35,380,000
Other income (expense), net	(45,000)	—	2,000	(43,000)

Income (loss) before income taxes	$38,515,000	$1,997,000	$(5,175,000)	35,337,000

Income tax expense				13,520,000

Net income				$21,817,000

Amortization of purchased intangible assets	$243,000	$—	$—	$243,000

Depreciation	$290,000	$229,000	$3,000	$522,000

Fixed asset additions	$6,986,000	$277,000	$—	$7,263,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$186,284,000	$4,032,000	$44,408,000	$234,724,000

Current assets	$158,567,000	$3,486,000	$42,055,000	$204,108,000

Current liabilities	$110,828,000	$1,346,000	$3,372,000	$115,546,000

NOTE 18 – QUARTERLY FINANCIAL INFORMATION (unaudited)

Certain unaudited financial information reported for the quarterly periods ended April 30, July 31, October 31 and January 31 included in the years ended January 31, 2015, 2014 and 2013 is presented below ($s in thousands except per share data):

Fiscal Year	April 30	July 31	October 31(1)	January 31(2)	Full Year
2015
Revenues	$51,191	$102,030	$127,564	$102,325	$383,110
Gross profit	10,051	21,564	30,313	21,675	83,603
Income from operations	6,672	17,083	24,840	15,538	64,133
Net income	4,800	12,020	16,759	9,876	43,455
Net income attributable to the stockholders of Argan, Inc.	3,475	8,550	12,422	5,998	30,445

Earnings per share(3,4)
Basic	$0.24	$0.59	$0.86	$0.41	$2.11
Fully diluted	$0.24	$0.58	$0.84	$0.40	$2.05

2014
Revenues	$46,648	$57,864	$63,452	$59,491	$227,455
Gross profit	13,028	21,257	23,876	20,687	78,848
Income from operations	9,585	19,656	20,331	16,358	65,930
Net income	6,940	13,923	12,449	10,032	43,344
Net income attributable to the stockholders of Argan, Inc.	6,410	12,623	11,928	9,164	40,125

Earnings per share(3,4)
Basic	$0.46	$0.90	$0.85	$0.64	$2.85
Fully diluted	$0.45	$0.89	$0.83	$0.63	$2.78

2013
Revenues	$63,690	$82,619	$74,486	$57,840	$278,635
Gross profit	10,101	12,879	13,136	14,019	50,135
Income from operations	6,659	9,572	9,345	9,804	35,380
Net income	4,262	5,981	5,713	5,861	21,817
Net income attributable to the stockholders of Argan, Inc.	4,438	6,201	6,065	6,561	23,265

Earnings per share(3,4)
Basic	$0.32	$0.45	$0.44	$0.47	$1.69
Fully diluted	$0.32	$0.45	$0.43	$0.46	$1.65

(1)	The operating results for the three months ended October 31, 2013 were favorably affected by the development success fee related to the purchase of Moxie Liberty by Panda which was recognized as revenue by the Company in the amount of $14.3 million.
(2)	The operating results for the three months ended January 31, 2014 were favorably affected by the development success fee related to the purchase of Moxie Patriot by Panda which was recognized as revenue by the Company in the amount of $12.8 million.
(3)	The earnings per share amounts are attributable to the stockholders of Argan, Inc.
(4)	Earnings per share amounts for the quarter periods may not cross-foot to the corresponding full-year amounts as the amounts for each quarter are calculated independently of the calculations for the full-year amounts.