Form 10-Q
period 2015-04-30
ARGAN INC
filed 2015-06-09
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2015

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

Common stock, $0.15 par value: 14,767,769 shares as of June 4, 2015.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

APRIL 30, 2015

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2015	January 31, 2015
	(Unaudited)	(Note 1)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$274,528,000	$333,691,000
Short-term investments	56,017,000	—
Accounts receivable, net of allowance for doubtful accounts	34,500,000	27,330,000
Costs and estimated earnings in excess of billings	595,000	455,000
Notes receivable and accrued interest	2,025,000	1,786,000
Prepaid expenses and other current assets	4,340,000	1,092,000

TOTAL CURRENT ASSETS	372,005,000	364,354,000
Property, plant and equipment, net of accumulated depreciation (including $3,729,000 and $2,658,000 in costs related to the variable interest entity as of April 30 and January 31, 2015, respectively)	7,606,000	6,518,000
Goodwill	18,476,000	18,476,000
Intangible assets, net of accumulated amortization	1,785,000	1,845,000

TOTAL ASSETS	$399,872,000	$391,193,000

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$29,914,000	$37,691,000
Accrued expenses	19,061,000	15,976,000
Billings in excess of costs and estimated earnings	162,973,000	161,564,000
Deferred income tax liabilities	462,000	201,000

TOTAL CURRENT LIABILITIES	212,410,000	215,432,000
Deferred income tax liabilities	419,000	809,000

TOTAL LIABILITIES	212,829,000	216,241,000

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 14,672,184 and 14,634,434 shares issued at April 30 and January 31, 2015, respectively; 14,668,951 and 14,631,201 shares outstanding at April 30 and January 31, 2015, respectively	2,201,000	2,195,000
Additional paid-in capital	110,930,000	109,696,000
Retained earnings	81,117,000	73,614,000
Treasury stock, at cost – 3,233 shares at April 30 and January 31, 2015	(33,000)	(33,000)

TOTAL STOCKHOLDERS’ EQUITY	194,215,000	185,472,000
Noncontrolling interests (Note 2)	(7,172,000)	(10,520,000)

TOTAL EQUITY	187,043,000	174,952,000

TOTAL LIABILITIES AND EQUITY	$399,872,000	$391,193,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended April 30,
	2015	2014

REVENUES
Power industry services	$82,884,000	$49,824,000
Telecommunications infrastructure services	2,604,000	1,367,000

Revenues	85,488,000	51,191,000

COST OF REVENUES
Power industry services	62,379,000	40,049,000
Telecommunications infrastructure services	1,942,000	1,091,000

Cost of revenues	64,321,000	41,140,000

GROSS PROFIT	21,167,000	10,051,000
Selling, general and administrative expenses	5,540,000	3,379,000

INCOME FROM OPERATIONS	15,627,000	6,672,000
Other income, net	85,000	22,000

INCOME BEFORE INCOME TAXES	15,712,000	6,694,000
Income tax expense	4,861,000	1,894,000

NET INCOME	10,851,000	4,800,000
Net income attributable to noncontrolling interests	3,348,000	1,325,000

NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$7,503,000	$3,475,000

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$0.51	$0.24

Diluted	$0.50	$0.24

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,637,000	14,299,000

Diluted	14,864,000	14,683,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$10,851,000	$4,800,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Deferred income tax (benefit) expense	(129,000)	1,076,000
Stock option compensation expense	520,000	343,000
Depreciation	119,000	142,000
Amortization of purchased intangibles	60,000	60,000
Changes in operating assets and liabilities
Accounts receivable	(7,170,000)	(5,233,000)
Costs and estimated earnings in excess of billings	(140,000)	327,000
Prepaid expenses and other assets	(3,081,000)	(1,846,000)
Accounts payable and accrued expenses	(4,729,000)	(1,914,000)
Billings in excess of costs and estimated earnings	1,409,000	42,781,000

Net cash (used in) provided by operating activities	(2,290,000)	40,536,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(56,000,000)	—
Purchases of property, plant and equipment, net	(1,207,000)	(46,000)
Increase in notes receivable	(386,000)	(320,000)

Net cash used in investing activities	(57,593,000)	(366,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	434,000	1,128,000
Excess income tax benefit on exercised stock options	286,000	254,000

Net cash provided by financing activities	720,000	1,382,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(59,163,000)	41,552,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	333,691,000	272,209,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	$274,528,000	$313,761,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$1,434,000	$1,587,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2015

(Unaudited)

NOTE 1 – DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) which provided 97.0% and 97.3% of consolidated revenues for the three months ended April 30, 2015 and 2014, respectively, and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” Through GPS, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners and public utilities. Including its consolidated joint ventures and variable interest entities (see Note 2), GPS represents our power industry services reportable segment. Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Argan, its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which the Company is deemed to be the primary beneficiary (see Note 2). The Company’s fiscal year ends on January 31. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 14, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

The condensed consolidated balance sheet as of April 30, 2015, and the condensed consolidated statements of operations and cash flows for the three months ended April 30, 2015 and 2014 are unaudited. The condensed consolidated balance sheet as of January 31, 2015 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2015, and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto (including the summary of significant accounting policies), and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K filed with the SEC for the fiscal year ended January 31, 2015 on April 16, 2015.

Fair Values

The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s cash and cash equivalents, short-term investments, accounts receivable, notes receivable and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value amounts of business segments (as needed for purposes of identifying indications of impairment to the carrying value of goodwill) are determined by averaging valuation amounts that are calculated using several market-based and income-based approaches deemed appropriate in the circumstances.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition in an effort to create a new, principles-based revenue recognition framework that may affect nearly every revenue-generating entity. Upon their effectiveness, the new standards will generally supersede and replace nearly all existing professional guidance included in US GAAP and the International Financial Reporting Standards (IFRS), including industry-specific guidance. The FASB’s new revenue recognition standard, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) will do the following:

1)	Establish a new control-based revenue recognition model,

2)	Change the basis for deciding when revenue is recognized over time or at a point in time,

3)	Provide new and more detailed guidance on specific aspects of revenue recognition, and

4)	Expand and improve disclosures about revenue.

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

On April 29, 2015, the FASB issued a proposal to defer the effective date of the new revenue recognition standard by one year. For public business entities, the effectiveness would be delayed until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities could early adopt the new revenue guidance in line with the original effective date. The comment period on the proposal ended on May 29, 2015. At its meeting on April 28, 2015, the IASB also voted to defer the effective date of its corresponding new revenue recognition standard by one year.

NOTE 2 – SPECIAL PURPOSE ENTITIES

Construction Joint Ventures

GPS has assigned its contracts for the engineering, procurement and construction of two natural gas-fired power plants (the “EPC Contracts”), known as Panda Liberty and Panda Patriot, to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. GPS is performing most of the activities of the EPC Contracts. The corresponding joint venture agreements, as amended, provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts.

Due to the financial control of GPS, the accounts of the joint ventures have been included in the Company’s consolidated financial statements since the commencement of contract activities near the end of the fiscal year ended January 31, 2014. The shares of the profits of the joint ventures attributable to the stockholders of Argan have been determined based on the percentages by which the Company believes profits will ultimately be shared by the joint venture partners. If the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under the EPC Contracts. In January 2015, the joint ventures made cash distributions including $25 million paid to the Company’s joint venture partner.

Moxie Freedom LLC

In August 2014, Gemma Power, Inc. (“GPI”), which is included in the group of companies identified above as “GPS” and is wholly owned by Argan, entered into a Development Loan Agreement (the “DLA”) with Moxie Freedom LLC (“Moxie Freedom”), a variable interest entity wholly owned by Moxie Energy, LLC (“Moxie”), a power facility project development firm. GPI’s financial support is planned to cover the costs of Moxie Freedom’s development of a large natural gas-fired power plant with nominal capacity of 1,000 MW. The current development plan estimates that a financial closing on a long-term construction and working capital credit facility, along with any related equity investment, will occur in calendar year 2016.

Under the DLA, GPI has agreed to make development loans to Moxie Freedom of up to $6 million. As of April 30, 2015, the total amount of the notes receivable and accrued interest was $2,830,000; such loans earn interest based on an annual rate of 20% and shall mature no later than December 31, 2017. In connection with the DLA, GPI has been provided a first priority lien and security interest in all of the assets of Moxie Freedom and a first priority lien on Moxie’s membership interest in Moxie Freedom. Moxie Freedom reimburses GPS for certain project development support costs through additions to each monthly loan. Included in accrued expenses as of April 30 and January 31, 2015 was the amount owed by Moxie Freedom to Moxie for financial support provided by Moxie (without recourse to GPI) prior to the DLA in the approximate amount of $262,000.

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

Moxie Freedom represents a VIE due to the current lack of sufficient equity capital for it to complete the contemplated project development activities. The development loans being made by GPI to Moxie Freedom represent variable interests in the entity. Through its current arrangements with Moxie Freedom, the Company is deemed to have the power to direct the activities of the VIE that most significantly affect its economic performance, and the Company possesses the rights to receive benefits from the VIE that could be significant to the VIE. Therefore, the Company is the primary beneficiary of the VIE and the condensed consolidated financial statements include the accounts of Moxie Freedom. Accordingly, the amounts of GPI’s notes receivable from Moxie Freedom and the corresponding amounts of accrued interest and interest income have been eliminated in consolidation.

Pursuant to a participation agreement, an equipment supplier to Moxie Freedom has agreed to provide GPI with 40% of the funding for the development loans made to Moxie Freedom; as of April 30, 2015, GPI had received cash from the supplier of approximately $1,042,000 in connection this agreement. The supplier received an undivided fractional interest in all present and future loans from GPI. Accordingly, it will earn interest on the cash provided to GPI based on an annual rate of 20% and it will be entitled to receive from GPI 40% of any development success fee earned by GPI in connection with the permanent financing and/or sale of the project. Under current accounting guidance, the funding provided to GPI is treated as a secured borrowing which was included in the Company’s balance of accrued expenses as of April 30 and January 31, 2015.

NOTE 3 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At April 30 and January 31, 2015, a significant portion of the balance of cash and cash equivalents was invested in money market funds with net assets invested in high-quality money market instruments. The funds are sponsored by an investment division of Bank of America (the “Bank”). Cash equivalents at April 30, 2015 also included certificates of deposit issued by the Bank. The Company’s short-term investments as of April 30, 2015, which consisted solely of certificates of deposit issued by the Bank with original maturities ranging from August to October 2015, are considered to be held-to-maturity securities; the total carrying value amount as of April 30, 2015 included accrued interest of $17,000.

The amounts of cash, cash equivalents and short-term investments in the condensed consolidated balance sheet as of April 30, 2015 included amounts held by the consolidated joint venture entities that are discussed in Note 2 above. Such amounts, which included cash, cash equivalents and short-term investments that amounted to approximately $105.3 million and $24.0 million as of April 30, 2015, respectively, will be used to cover future construction costs incurred under the EPC Contracts.

NOTE 4 – ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at April 30 and January 31, 2015 were approximately $30.1 million and $26.1 million, respectively. Such retainage amounts represent funds withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the lengths of retention periods may vary. Amounts outstanding as of April 30, 2015 should be collected over the next six quarters. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

The amount of the allowance for doubtful accounts at January 31, 2015 was $5.5 million. In fiscal year 2010, the balance of the accounts receivable from the owner of a partially completed construction project was written down to $5.5 million, the amount of the net proceeds remaining from a public bankruptcy auction of the facility. At that time, the amount that the Company expected ultimately to receive in a distribution of the auction proceeds, if any, was not known and the accounts receivable balance was fully reserved.

During the three months ended April 30, 2015, the parties with claims on the auction proceeds agreed to a distribution plan pursuant to which the Company received a cash payment of $1,600,000 in May 2015 (see Note 9 for additional information regarding this matter). The Company’s accounting for the resolution of this matter resulted in the elimination of the uncollectible accounts receivable balance and the corresponding allowance amount. The amount of the anticipated cash receipt was recorded in revenues for the three months ended April 30, 2015. There were no provisions for accounts receivable losses recorded during the three months ended April 30, 2015 and 2014.

NOTE 5 – COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The tables below set forth the aggregate amount of costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through April 30 and January 31, 2015, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the condensed consolidated balance sheets at those dates.

	April 30,	January 31,
	2015	2015
Costs incurred on uncompleted contracts	$395,208,000	$324,839,000
Estimated accrued earnings	75,776,000	60,809,000

	470,984,000	385,648,000
Less – Billings to date	633,362,000	546,757,000

	$(162,378,000)	$(161,109,000)

Costs and estimated earnings in excess of billings	$595,000	$455,000
Billings in excess of costs and estimated earnings	162,973,000	161,564,000

	$(162,378,000)	$(161,109,000)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at April 30 and January 31, 2015:

	April 30,	January 31,
	2015	2015
Land and improvements	$473,000	$473,000
Building and improvements	2,800,000	2,800,000
Furniture, machinery and equipment	3,661,000	3,546,000
Trucks and other vehicles	1,398,000	1,437,000
Construction project costs of variable interest entity	3,729,000	2,658,000

	12,061,000	10,914,000
Less – accumulated depreciation	4,455,000	4,396,000

Property, plant and equipment, net	$7,606,000	$6,518,000

Depreciation for property, plant and equipment was $119,000 and $142,000 for the three months ended April 30, 2015 and 2014, respectively. The costs of maintenance and repairs were $102,000 and $48,000 for the three months ended April 30, 2015 and 2014, respectively, including amounts charged to costs of revenues in each period. The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. Rent included in selling, general and administrative expenses was $49,000 and $48,000 for the three months ended April 30, 2015 and 2014, respectively. Rent incurred on construction projects and included in the costs of revenues was $4,612,000 and $1,596,000 for the three months ended April 30, 2015 and 2014, respectively.

NOTE 7 – OTHER INTANGIBLE ASSETS

The Company’s intangible assets, other than goodwill, consisted of the following amounts at April 30 and January 31, 2015:

		April 30, 2015			January 31,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	2015 Net Amount
Trade name - GPS	15 years	$3,643,000	$2,039,000	$1,604,000	$1,664,000
Trade name - SMC	Indefinite	181,000	—	181,000	181,000

Intangible assets, net		$3,824,000	$2,039,000	$1,785,000	$1,845,000

Amortization expense was $60,000 for both the three month periods ended April 30, 2015 and 2014. No impairment losses have been recorded related to any of the intangible assets associated with the acquisition of GPS that occurred in December 2006.

NOTE 8 – FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank. The financing arrangements, as amended, provide a revolving loan with a maximum borrowing amount of $4.25 million that is available until July 31, 2015, as extended, with interest at LIBOR plus 2.25%. Borrowing availability in the total amount of $1.35 million has been designated to cover letters of credit issued by the Bank, with expiration dates ranging from September 23, 2015 to November 5, 2015, in support of the project development activities of a potential power plant owner. The Company may obtain other standby letters of credit from the Bank for use in the ordinary course of business not to exceed $10.0 million. There were no actual borrowings outstanding under the Bank financing arrangements as of April 30, 2015 or January 31, 2015.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is required for acquisitions, divestitures, cash dividends and significant investments. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. As of April 30 and January 31, 2015, the Company was in compliance with the financial covenants of its amended financing arrangements. Management believes that the Company will continue to comply with its financial covenants under the financing arrangements.

NOTE 9 – LEGAL CONTINGENCIES

In the normal course of business, the Company has pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that none of the current claims and proceedings could have a material effect on the Company’s condensed consolidated financial statements. The material amounts of any legal fees expected to be incurred in connection with legal matters are accrued when such amounts are estimable.

Altra Matter

GPS was the contractor for engineering, procurement and construction services related to an anhydrous ethanol plant in Carleton, Nebraska (the “Project”). The owner of the Project was ALTRA Nebraska, LLC (“Altra”). In November 2007, GPS and Altra agreed to a suspension of the Project while Altra sought to obtain financing to complete the Project. By March 2008, financing had not been arranged which terminated the construction contract prior to completion of the Project. In March 2008, GPS filed a mechanic’s lien against the Project in the approximate amount of $23.8 million, which amount included sums owed to subcontractors/suppliers of GPS and their subcontractors/suppliers. Several other claimants also filed mechanic’s liens against the Project.

In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. As of January 31, 2015, the remaining net proceeds of approximately $5.5 million were being held by the bankruptcy court and had not been distributed to Altra’s creditors. The court separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. In November 2011, the court held that the claim of the project lender was superior to the lien claim of GPS. Fact discovery related to the second phase was completed in January 2012. After a court-imposed delay, summary judgement motions were submitted by the parties in April 2015.

During a mediation session that occurred in April 2015, the parties with lien claims being considered by the bankruptcy court executed a settlement agreement pursuant to which the Company received a payment of $1.6 million from the proceeds deposited with the bankruptcy court. The court was advised of the mediation result, the scheduled summary judgment hearings were cancelled, and this matter was dismissed by the bankruptcy court.

NOTE 10 – STOCK-BASED COMPENSATION

At April 30, 2015, there were 1,065,600 shares of the Company’s common stock reserved for issuance under the two plans, including approximately 133,000 shares of the Company’s common stock available for awards under the Stock Plan. Summaries of activity under the Company’s stock option plans for the three months ended April 30, 2015 and 2014 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, February 1, 2015	876,350	$22.34	7.08	$6.01
Granted	100,000	$32.68
Exercised	(37,750)	$11.48
Forfeited	(6,000)	$17.33

Outstanding, April 30, 2015	932,600	$23.92	7.32	$6.38

Exercisable, April 30, 2015	707,600	$21.01	6.82	$5.72

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, February 1, 2014	916,150	$17.36	6.04	$5.58
Granted	180,500	$27.09
Exercised	(83,500)	$13.50
Forfeited	—	—

Outstanding, April 30, 2014	1,013,150	$19.41	6.76	$5.65

Exercisable, April 30, 2014	600,650	$15.75	5.98	$5.81

A summary of the change in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2015 and 2014 is presented below:

	Shares	Weighted Average Fair Value
Nonvested, February 1, 2015	305,500	$7.14
Granted	100,000	$8.55
Vested	(180,500)	$6.28

Nonvested, April 30, 2015	225,000	$8.45

	Shares	Weighted Average Fair Value
Nonvested, February 1, 2014	303,000	$4.40
Granted	180,500	$6.28
Vested	(71,000)	$3.27

Nonvested, April 30, 2014	412,500	$5.42

Compensation expense amounts related to stock options were $520,000 and $343,000 for the three months ended April 30, 2015 and 2014, respectively. At April 30, 2015, there was $1,388,000 in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next 12 months. The total intrinsic values of the stock options exercised during the three months ended April 30, 2015 and 2014 were $830,000 and $1,156,000, respectively. At April 30, 2015, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise prices of such options by approximately $7,823,000 and $7,995,000, respectively.

The fair value of each stock option granted in the three-month periods ended April 30, 2015 and 2014 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014
Dividend yield	2.14%	2.77%
Expected volatility	34.63%	33.83%
Risk-free interest rate	1.40%	1.26%
Expected life in years	5.13	4.81

NOTE 11 – INCOME TAXES

The Company’s income tax expense amounts for the three months ended April 30, 2015 and 2014 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 35% to income before income taxes for the periods as shown in the table below.

	Three Months Ended April 30,
	2015	2014
Computed expected income tax expense	$5,499,000	$2,343,000
State income taxes, net of federal tax benefit	815,000	300,000
Permanent differences, net	(1,436,000)	(715,000)
Other, net	(17,000)	(34,000)

	$4,861,000	$1,894,000

For the three months ended April 30, 2015 and 2014, the favorable income tax effects of permanent differences related primarily to the exclusion from taxable income of the income attributable to noncontrolling interest entities (which are considered partnerships for income tax reporting purposes) and the domestic manufacturing deduction, offset partially by state income taxes.

As of April 30 and January 31, 2015, the amounts presented in the condensed consolidated balance sheets for accrued expenses included accrued income taxes of approximately $3,446,000 and $176,000, respectively. The Company’s condensed consolidated balance sheets as of April 30 and January 31, 2015 included net deferred tax liabilities in the amounts of approximately $881,000 and $1,010,000, respectively. As of April 30, 2015, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of April 30 and January 31, 2015 are presented below:

	April 30,	January 31,
	2015	2015
Assets:
Stock options	$1,816,000	$1,649,000
Purchased intangibles	1,106,000	1,132,000
Accrued liabilities	337,000	428,000
Other	283,000	107,000

	3,542,000	3,316,000

Liabilities:
Purchased intangibles	$(3,048,000)	$(2,931,000)
Construction contracts	(842,000)	(830,000)
Property and equipment	(503,000)	(533,000)
Other	(30,000)	(32,000)

	(4,423,000)	(4,326,000)

Net deferred tax liabilities	$(881,000)	$(1,010,000)

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

NOTE 12 – EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic earnings per share amounts for the three months ended April 30, 2015 and 2014 were computed by dividing net income attributable to the stockholders of Argan by the weighted average number of shares of common stock that were outstanding during the applicable period. Diluted earnings per share amounts for the three months ended April 30, 2015 and 2014 were computed by dividing the corresponding amounts of net income attributable to the stockholders of Argan by the weighted average number of outstanding common shares for the applicable period plus 227,000 shares and 383,000 shares representing the total dilutive effects of outstanding stock options during the periods, respectively.

The diluted weighted average number of shares outstanding for the three months ended April 30, 2015 excluded the effect of options to purchase approximately 40,000 shares of common stock because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the period. There were no anti-dilutive common stock equivalents for the three-month period ended April 30, 2014.

NOTE 13 – MAJOR CUSTOMERS

During the three months ended April 30, 2015 and 2014, the majority of the Company’s consolidated revenues related to services that were provided by GPS to the power industry. Revenues from power industry services accounted for approximately 97% of consolidated revenues for both the three months ended April 30, 2015 and 2014. The Company’s significant customer relationships during the three months ended April 30, 2015 included two power industry service customers which accounted for approximately 47% and 45%, respectively, of consolidated revenues for the period. The Company’s significant customer relationships for the three months ended April 30, 2014 included three power industry service customers which accounted for approximately 38%, 35% and 23% of consolidated revenues, respectively.

Accounts receivable from the two major customers for the current quarter represented 44% and 43% of the corresponding consolidated balance as of April 30, 2015, respectively, and they represented 50% and 45% of the corresponding consolidated balance as of January 31, 2015, respectively.

NOTE 14 – SEGMENT REPORTING

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

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the three months ended April 30, 2015 and 2014. The “Other” columns include the Company’s corporate and unallocated expenses.

Three Months Ended April 30, 2015	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$82,884,000	$2,604,000	$—	$85,488,000
Cost of revenues	62,379,000	1,942,000	—	64,321,000

Gross profit	20,505,000	662,000	—	21,167,000
Selling, general and administrative expenses	3,583,000	304,000	1,653,000	5,540,000

Income (loss) from operations	16,922,000	358,000	(1,653,000)	15,627,000
Other income, net	79,000	—	6,000	85,000

Income (loss) before income taxes	$17,001,000	$358,000	$(1,647,000)	15,712,000

Income tax expense				4,861,000

Net income				$10,851,000

Amortization of purchased intangibles	$60,000	$—	$—	$60,000

Depreciation	$75,000	$41,000	$3,000	$119,000

Property, plant and equipment additions	$1,126,000	$81,000	$—	$1,207,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$334,355,000	$4,424,000	$61,093,000	$399,872,000

Three Months Ended April 30, 2014	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$49,824,000	$1,367,000	$—	$51,191,000
Cost of revenues	40,049,000	1,091,000	—	41,140,000

Gross profit	9,775,000	276,000	—	10,051,000
Selling, general and administrative expenses	1,787,000	352,000	1,240,000	3,379,000

Income (loss) from operations	7,988,000	(76,000)	(1,240,000)	6,672,000
Other income, net	21,000	—	1,000	22,000

Income (loss) before income taxes	$8,009,000	$(76,000)	$(1,239,000)	6,694,000

Income tax expense				1,894,000

Net income				$4,800,000

Amortization of purchased intangibles	$60,000	$—	$—	$60,000

Depreciation	$96,000	$44,000	$2,000	$142,000

Property, plant and equipment additions	$28,000	$7,000	$50,000	$85,000

Goodwill	$18,476,000	$—	$—	$18,476,000

Total assets	$331,560,000	$2,118,000	$38,639,000	$372,317,000

NOTE 15 – SUBSEQUENT EVENT (PURCHASE OF ATLANTIC PROJECTS COMPANY LIMITED)

On May 29, 2015, a wholly owned subsidiary of the Company purchased 100% of the outstanding capital stock of Atlantic Projects Company Limited (“APC”), a private company incorporated in Ireland. This business combination was completed pursuant to the terms and conditions of a Share Purchase Agreement, dated May 11, 2015. Formed in Dublin, Ireland, over forty years ago, APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, EPC contractors and plant owners worldwide. APC has successfully completed projects in more than thirty countries on six continents. With offices in Hong Kong, Singapore and New York, this acquisition will expand the Company’s operations internationally. APC will continue to operate under its own name and with its own management team as a member of the Company’s group of companies.

The purchase price for APC of $10,807,000 (the “Consideration”) included $7,565,000 cash and approximately 99,000 shares of the Company’s common stock. The Company believes the amount of the Consideration is greater than the fair value of the net assets received on the purchase date. However, the Company has not yet completed the allocation of the purchase price to the acquired assets which will be based on an evaluation being performed by an independent asset appraisal firm.

The following unaudited pro forma information for the three months ended April 30, 2015 and 2014 assumes that the purchase of APC had occurred on February 1, 2014. The pro forma information, as presented below, may not be indicative of the results that would have been obtained had the transaction occurred on February 1, 2014, nor is it indicative of the Company’s future results ($s in thousands, except per share data).

	2015	2014
Pro forma revenues	$92,752	$57,717
Pro forma net income	$11,611	$4,404
Pro forma net income attributable to the stockholders of Argan, Inc.	$8,263	$3,079
Pro forma earnings per share attributable to the stockholders of Argan, Inc.
Basic	$0.56	$0.21
Diluted	$0.55	$0.21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2015, and the results of their operations for the three months ended April 30, 2015 and 2014, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 that was filed with the Securities and Exchange Commission on April 16, 2015.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 31, 2015. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Argan, Inc. is a holding company with no operations other than its investments in GPS and SMC. At April 30, 2015, there were no restrictions with respect to inter-company payments from GPS or SMC to the holding company. The amount of cash and cash equivalents in the condensed consolidated balance sheets included cash held within consolidated joint venture entities. The combined balance of cash and cash equivalents for the joint ventures was approximately $105.3 million as of April 30, 2015. It will be used to cover the future construction costs of the joint ventures.

Overview

For the three months ended April 30, 2015 (the first quarter of our fiscal year 2016), consolidated revenues increased by $34.3 million, or 67%, to $85.5 million for the current quarter compared with consolidated revenues of $51.2 million for the first quarter of last year, due primarily to the increased revenues of our power industry services business. The revenues of this group rose by $33.1 million for the first quarter of the current year to $82.9 million compared with $49.8 million for the three months ended April 30, 2014. The revenues of the telecommunications infrastructure services business segment for the three months ended April 30, 2015 and 2014 were $2.6 million and $1.4 million, respectively.

The ramp-up of construction activity on two large gas-fired power plant projects pushed our total gross profit for the current quarter to $21.2 million compared with gross profit in the amount of $10.1 million earned during the early stages of the projects in the three months ended April 30, 2014. Our gross profit percentage, expressed as a percentage of consolidated revenues for the applicable period, also increased for the current quarter to 24.8% compared with a percentage of 19.6% for last year’s first quarter. The construction activity during the quarter ended April 30, 2015 was performed by our construction joint ventures. As a result, the amount of net income attributable to noncontrolling interests was $3.3 million for the current quarter. The comparable amount for the three-month period ended April 30, 2014 was $1.3 million. Nonetheless, net income attributable to our stockholders for the three months ended April 30, 2015 increased to $7.5 million, or $0.50 per diluted share, compared with net income attributable to our stockholders of $3.5 million, or $0.24 per diluted share, for the three months ended April 30, 2014.

Despite the favorable net income of $10.9 million, the maturing of the current projects caused us to use cash in our operating activities for the current quarter in the amount of $2.3 million. In addition, we initiated an effort to improve the income yield on our cash balances by purchasing bank certificates of deposit, with maturity dates in the months ranging from June 2015 to October 2015, in the aggregate amount of $56 million. As the purchases of these short-term investments are considered to be uses of cash, the balance of our cash and cash equivalents declined during the current quarter by $59.2 million. However, we maintained a balance of cash and cash equivalents as of April 30, 2015 in the amount of $274.5 million.

During the three months ended April 30, 2015, our contract backlog declined to $347 million compared with a total contract backlog of $423 million at January 31, 2015, reflecting primarily the current quarter progress on the construction of the Panda Liberty and Panda Patriot power plants.

The Panda Power Plants

We assigned our contracts for the engineering, procurement and construction of two natural gas-fired power plants (the “EPC Contracts”), known as Panda Liberty and Panda Patriot, to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. We have no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. We are performing most of the activities of the EPC Contracts.

The corresponding joint venture agreements, as amended, provide that we have the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts. Due to our financial control of the joint ventures, their accounts have been included in our condensed consolidated financial statements since the commencement of activities under the EPC Contracts near the end of the fiscal year ended January 31, 2014.

Moxie Freedom LLC

Last year, we entered into a Development Loan Agreement (the “DLA”) with Moxie Freedom LLC (“Moxie Freedom”), a wholly owned affiliate of Moxie Energy, LLC (“Moxie”) that is an unaffiliated limited liability company, relating to the development of a large natural gas-fired power plant with a nominal capacity of 1,000 MW. The current development plan estimates that a financial closing on a long term construction and working capital credit facility, along with any related equity investment, will occur by mid-to-late calendar year 2016.

Under the DLA, Gemma Power, Inc. (“GPI”), our wholly owned subsidiary and an affiliate included in the GPS group of companies, agreed to make development loans to Moxie Freedom of up to $6 million in order to cover certain anticipated costs of the project development effort. Such loans earn interest based on an annual rate of 20% and shall mature no later than December 31, 2017. As of April 30, 2015, the total amount of the notes receivable and accrued interest was $2,830,000. In connection with the DLA, GPI has been provided a first priority lien and security interest in all of the assets of Moxie Freedom and a first priority lien on Moxie’s membership interest in the project entity.

Moxie Freedom reimburses GPS for certain project development support costs through additions to each monthly loan draw. At the time that Moxie Freedom secures construction and working capital financing and repays all development loans and any outstanding obligations related to letters of credit, it shall pay, or cause to be paid, a development success fee to us that may be as much as $6 million. As additional consideration for the financial commitments made by GPI under the DLA, we were granted the exclusive rights to provide EPC contract services for the project in accordance with basic terms that are outlined in the DLA.

GPI entered into a participation agreement with an equipment supplier to Moxie Freedom. The supplier agreed to provide GPI with 40% of the funding for the development loans made to Moxie Freedom; GPI has received cash from the supplier of approximately $1,042,000 in connection with this agreement as of April 30, 2015. The supplier received an undivided fractional interest in all present and future loans from GPI. Accordingly, it will earn interest on the cash provided to GPI based on an annual rate of 20% and it will be entitled to receive from GPI 40% of any of the development success fee earned by us in connection with the permanent financing and/or sale of the corresponding project.

Moxie Freedom represents a variable interest entity due to the current lack of sufficient equity capital for it to complete the contemplated project development activities. The development loans being made by GPI to Moxie Freedom represent variable interests in the entity. The condensed consolidated financial statements as of April 30, 2015 include the accounts of Moxie Freedom as our variable interests currently provide us with financial control of the VIE. Through the current arrangements with Moxie Freedom, GPS is deemed to have the power to direct the activities of the VIE that most significantly affect its economic performance, and it possesses the rights to receive benefits that could be significant to the VIE.

Outlook

The power industry has not fully recovered from the recessionary decline in the demand for power in the United States. After a two-year decline, total electric power generation from all sources increased slightly by 0.3% in 2014, reaching approximately 98% of the peak power generation level of 2007. Recently published government forecasts project an annual increase in power generation of approximately 1% per year for the next 25 years.

For calendar year 2014, electricity generated by natural gas-fired power plants comprised approximately 27% of total generation which represented a 9% annual decline. For 2014, the annual share of coal-generated electricity increased by approximately 5%, and represented 39% of total electricity power generation for the year. Over the last two years, increased prices for natural gas caused an interruption in the overall shift in the percentage of power provided by gas-fired power plants versus coal-fired power plants.

The electricity-generation statistics for 2014 are inconsistent with the long-term power generation trends. Over the last 10 years, total power generation has increased by approximately 5%. During the same period, the amount of electricity generated by natural gas-fired power sources increased by 71%, and the amount of electric power generated by coal-fired plants declined by 20%. The amount of electricity provided by nuclear power plants increased over the last 10 years by only 3%. Electrical power generated by renewable energy sources (excluding hydroelectric sources) tripled over the last ten years, but represents only 6% of total generation.

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

Nevertheless, as we have stated in the past, we believe that the long-term prospects for natural gas-fired power plant construction are favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to a boom in natural gas supply. The abundant availability of cheap, less carbon-intense, natural gas should continue to be a significant factor in the economic assessment of future power plants. Current emission standards have also become a significant obstacle for any plan to build a new coal-fired power plant. The coal industry fears that the pending regulations limiting carbon emissions may jeopardize the continuing operation of existing coal-fired power plants. The future of clean burning coal-fired power plants is also uncertain. For multiple reasons, the retrofit of existing coal-fired plants in order to employ carbon-capture and sequestration processes (“CCS”) is problematic. Construction costs and schedules for new CCS plants are proving to be difficult to control, and these projects may be difficult to finance. A recent power industry trade publication predicted that only three large scale, coal-fired CSS power plants will be operating in North America by 2020.

As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Increasing demands for electricity, the ample supply of natural gas, and the expected retirement of old coal, nuclear and oil-powered energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. Currently, the business environment in our sector has improved substantially due to a combination of an overall improved economy and the forward momentum of increasing the amount of electrical power generated in the United States from energy resources other than coal. Market concerns about emissions should continue to dampen the expansion of coal-fired capacity. Low fuel prices for new natural gas-fired plants also affect the relative economics of coal-fired capacity, as does the continued rise in construction costs for new coal-fired power plants. We expect continuing concerns about the safety, high cost and construction cost overrun risk of nuclear power plants. In summary, the development of renewable and natural gas-fired power generation facilities should result in new construction opportunities for us.

During the construction industry’s recovery from the recession, we have been successful in the effective and efficient completion of our EPC projects and the control of costs while we pursue new construction business opportunities. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects which may result in our decision to make investments in the ownership of new projects, at least during the corresponding development phase. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC contract to us.

Accordingly, our involvement with the development of projects sponsored by Moxie began after careful evaluation of the opportunities and risks. We structured the terms of our involvement with each of these projects in order to minimize the financial risks and to benefit from the successful development of the projects.

With a growing reputation as a low cost provider of EPC contracting services and with an increasing track record of the delivery of completed power facilities, particularly combined-cycle, gas-fired power plants, on or ahead of schedule, we are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions.

Our performance on current projects should provide a stable base of business activity for most of the current fiscal year with steady gross margins. Should the Moxie Freedom project be successfully developed, we may earn a success fee that would be smaller than the sizable development success fees earned during the year ended January 31, 2014 and that would be shared as discussed above. In addition, we’ve been afforded the opportunity to bid on several new EPC projects, which we feel confident we can win and begin in fiscal year 2016. We are looking forward to being able to take advantage of new opportunities that should continue to emerge in this improving business environment.

Comparison of the Results of Operations for the Three Months Ended April 30, 2015 and 2014

The following schedule compares the results of our operations for the three months ended April 30, 2015 and 2014. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding quarter.

	2015		2014
Revenues
Power industry services	$82,884,000	97.0%	$49,824,000	97.3%
Telecommunications infrastructure services	2,604,000	3.0%	1,367,000	2.7%

Totals	85,488,000	100.0%	51,191,000	100.0%

Cost of revenues *
Power industry services	62,379,000	75.3%	40,049,000	80.4%
Telecommunications infrastructure services	1,942,000	74.6%	1,091,000	79.8%

Totals	64,321,000	75.2%	41,140,000	80.4%

Gross profit	21,167,000	24.8%	10,051,000	19.6%
Selling, general and administrative expenses	5,540,000	6.5%	3,379,000	6.6%

Income from operations	15,627,000	18.3%	6,672,000	13.0%
Other income, net	85,000	0.1%	22,000	0.1%

Income before income taxes	15,712,000	18.4%	6,694,000	13.1%
Income tax expense	4,861,000	5.7%	1,894,000	3.7%

Net income	10,851,000	12.7%	4,800,000	9.4%
Net income attributable to noncontrolling interests	3,348,000	3.9%	1,325,000	2.6%

Net income attributable to our stockholders	$7,503,000	8.8%	$3,475,000	6.8%

*	Each percentage amount for cost of revenues represents the percentage of revenues of the applicable segment.

Revenues

Power Industry Services

The revenues of the power industry services business increased by $33.1 million to $82.9 million, or 66%, for the three months ended April 30, 2015 compared with revenues of $49.8 million for the first quarter last year. The revenues of this business represented approximately 97% of consolidated revenues for both the three months ended April 30, 2015 and the three months ended April 30, 2014.

The operating results of this reportable business segment for the current quarter included revenues associated with performance on two significant construction projects, the large gas-fired combined-cycle power plants located in the Marcellus shale region of Pennsylvania. The combined revenues associated with these gas-fired power plant projects represented approximately 96% of this reportable segment’s revenues for the current quarter. In addition, the current quarter included revenues in the amount of $1.6 million that were recorded in connection with the resolution of the Altra bankruptcy matter discussed in Note 9 to the accompanying condensed consolidated financial statements.

The operating results of this business for the quarter ended April 30, 2014 included revenues associated with performance on three significant construction projects, including early stage activities for the two gas-fired combined-cycle power plants and construction efforts on a biomass-fired power plant that was completed near the end of last year. The combined revenues associated with the gas-fired power plant projects represented approximately 76% of this reportable segment’s revenues for last year’s first quarter and revenues earned in connection with the construction of the biomass-fired plant represented approximately 22% of this reportable segment’s revenues for the quarter ended April 30, 2014.

Telecommunications Infrastructure Services

The revenues of this reportable business segment increased by approximately 90% for the current quarter compared with the corresponding period last year. For the three months ended April 30, 2015, approximately 70% of SMC’s revenues were derived from outside plant services provided pursuant to several new projects.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the three months ended April 30, 2015 compared with last year’s first quarter, the corresponding consolidated cost of revenues also increased. These costs were $64.3 million and $41.1 million for the three months ended April 30, 2015 and 2014, respectively. Our overall gross profit percentage of 24.8% of consolidated revenues was higher in the current quarter compared to a percentage of 19.6% for the first quarter last year. Performance for the current quarter benefited from the maintenance of expected gross margin percentages on both natural gas-fired power plant construction projects and the gross profit contribution of $1.6 million provided by the resolution of the Altra matter.

Selling, General and Administrative Expenses

These costs were $5,540,000 and $3,379,000 for the three months ended April 30, 2015 and 2014, respectively, representing approximately 6.5% and 6.6% of consolidated revenues for the corresponding periods, respectively. Increases for the current quarter in the costs of incentive compensation at GPS, salaries and accompanying benefits, and professional fees in the amounts of $1,099,000, $521,000 and $249,000, respectively. The increase in the amount of professional fees was due primarily to costs incurred in connection with the preparation of legal documents and the performance of due diligence activities related to the acquisition of Atlantic Projects Company Limited (see Note 15 to the accompanying condensed consolidated financial statements).

Income Tax Expense

For the three months ended April 30, 2015, we recorded income tax expense of $4,861,000 reflecting an estimated annual effective income tax rate of approximately 30.9%. This rate differed from the expected federal income tax rate of 35% due primarily to the favorable permanent effect of excluding income attributable to our joint venture partner from our taxable income. As the joint ventures are treated as partnerships for income tax reporting purposes, we report only our share of the taxable income of the entities. Our effective tax rate also reflected the permanent benefit of the domestic production activities deduction. These factors were partially offset by the unfavorable effects of state income taxes.

We recorded income tax expense of $1,894,000 for the three months ended April 30, 2014 which reflected an estimated annual effective income tax rate of 28.8%. This rate differed from the expected federal income tax rate of 35% due primarily to the favorable effects of permanent differences including the domestic manufacturing deduction and the exclusion of the income attributable to noncontrolling interests in the consolidated construction joint ventures. These factors were partially offset by the unfavorable effects of state income taxes.

Liquidity and Capital Resources as of April 30, 2015

During the three months ended April 30, 2015, we made short-term investments totaling $56 million. As a result, our balance of cash and cash equivalents decreased by approximately $59.2 million to $274.5 million from a balance of $333.7 million as of January 31, 2015. Conversely, our working capital increased by $10.7 million to $159.6 million as of April 30, 2015 from $148.9 million as of January 31, 2015.

Net cash was used in our operating activities during the three months ended April 30, 2015 in the amount of $2,290,000 despite our net income for the current quarter in the amount of $10,851,000. Noncash charges for the current quarter also represented a total source of cash in the amount of $570,000. However, expected changes in the balances of our current operating accounts represented an aggregate use of cash during the current quarter in the net amount of $13,711,000. The increase in accounts receivable retainages and increased billings related to the new business of SMC caused the balance of accounts receivable to increase by $6,962,000 during the current quarter. Progress on the EPC Contracts and the payment of cash bonuses accrued at January 31, 2015 contributed primarily to the decline in the balance of accounts payable and accrued liabilities during the three months ended April 30, 2015, which represented a use of cash in the amount of $4,729,000. In addition, prepaid expenses and other assets were increased by $3,289,000 as we renewed significant elements of our property and casualty insurance programs during the current quarter. As the work on the EPC Contracts matures, the temporary increases in billings in excess of costs and estimated earnings have slowed considerably providing cash during the current quarter in the amount of only $1,409,000.

In an effort to achieve modest, low-risk increases in the income yield on invested cash balances, we purchased certificates of deposit from our Bank during the current quarter in the aggregate amount of $56,000,000, which are classified as short-term investments in our condensed consolidated balance sheet as of April 30, 2015 with original terms of up to 180 days. We also expended cash to make capital expenditures in the amount of $1,207,000 during the three months ended April 30, 2015 including capitalized power plant project development costs incurred by Moxie Freedom (a consolidated variable interest entity) in the amount of $1,071,000.

In addition, we lent cash during the current quarter in the amount of $386,000 to project owners with power plant projects under development. The total of the notes receivable and accrued interest was $2,025,000 as of April 30, 2015 and related to several power plant development projects for different owners. We expect to receive payment of the note balances, plus accrued interest, upon the successful sale and/or funding of the projects. These amounts exclude the corresponding amounts related to the notes receivable from Moxie Freedom that are eliminated in consolidation. During the three months ended April 30, 2015, we did receive funding from Moxie Freedom’s equipment supplier in the amount of $287,000 pursuant to the participation agreement. The corresponding amount payable to the supplier in the total amount of $1,042,000 was included in accrued expenses in our condensed consolidated balance sheet as of April 30, 2015.

We received approximately $434,000 in cash proceeds during the current quarter from the exercise of options to purchase 37,750 shares of our common stock; these exercises also provided excess income benefit to us in the amount of $286,000.

During the three months ended April 30, 2014, our balance of cash and cash equivalents increased by approximately $41.6 million to $313.8 million from a balance of $272.2 million as of January 31, 2014. For the same period, our working capital increased by $6.8 million to $140.1 million as of April 30, 2014 from $133.3 million as of January 31, 2014.

The increase in cash during last year’s first quarter was due primarily to a temporary increase in the amount of billings in excess of costs incurred on current construction projects and the related estimated amounts of earnings; this increase provided cash in the amount of $42.8 million. Cash was also provided by net income as adjusted for noncash charges in the aggregate amount of $6.4 million. We used cash as the combined balance of accounts receivable, prepaid expenses and other current assets increased by approximately $7.1 million and the combined balance of accounts payable and accrued liabilities was reduced by $1.9 million. As a result of these factors, net cash was provided by our operating activities during the three months ended April 30, 2014 in the amount of $40.5 million.

We also received approximately $1.1 million in cash proceeds during the three-month period ended April 30, 2014 from the exercise of options to purchase our common stock. Partially offsetting this benefit, we lent cash during the current quarter in the amount of $320,000 to potential project owners with power plant projects under development.

We have an available balance of $2.9 million under our revolving line of credit financing arrangement with Bank of America (the “Bank”), reduced by $1.35 million to cover letters of credit issued by the Bank last year in support of the project development activities of a potential power plant construction customer. The current expiration date of this arrangement is July 31, 2015. We expect to extend the term of these arrangements prior to this date.

We have pledged the majority of our assets to secure financing arrangements with the Bank, as amended. Its consent is required for acquisitions, divestitures, cash dividends and certain investments. The amended financing arrangements contain an acceleration clause which allows the Bank to declare amounts outstanding under the financing arrangements due and payable if it determines in good faith that a material adverse change has occurred in the financial condition of any of our companies. The arrangements also require the measurement of certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends (using a rolling 12-month period), determined on a consolidated basis, including requirements that the ratio of total funded debt to EBITDA (as defined) not exceed 2 to 1, that the ratio of senior funded debt to EBITDA (as defined) not exceed 1.50 to 1, and that the fixed charge coverage ratio not be less than 1.25 to 1. At April 30, 2015 and January 31, 2015, we were in compliance with each of these financial covenants; we had no senior debt outstanding at either date.

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

At April 30, 2015, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

We believe that cash on hand, cash equivalents, cash that will become available upon the maturity of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future without deterioration of working capital. The purchase of Atlantic Projects Company Limited in May 2015 includes the payment of cash in the approximate amount of $7.6 million and the issuance of approximately 99,000 shares of our common stock to the sellers. Any larger future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

During the three-month period ended April 30, 2015, there were no material changes in either our off balance sheet arrangements or our contractual obligations that are discussed in Part II, Item 7 of our Annual Report on Form 10-K for the year ended January 31, 2015.

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

The following table presents the determinations of EBITDA for the three months ended April 30, 2015 and 2014:

	2015	2014

Net income, as reported	$10,851,000	$4,800,000
Interest expense	44,000	—
Income tax expense	4,861,000	1,894,000
Amortization of purchased intangible assets	60,000	60,000
Depreciation	119,000	142,000

EBITDA	15,935,000	6,896,000

Noncontrolling interests -
Net income	3,348,000	1,325,000
Interest expense	112,000	—
Income tax benefit	(42,000)	—

EBITDA of noncontrolling interests	3,418,000	1,325,000

EBITDA attributable to the stockholders of Argan, Inc.	$12,517,000	$5,571,000

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by or used in operating activities that are presented in our condensed consolidated statements of cash flows for the three months ended April 30, 2015 and 2014:

	2015	2014

EBITDA	$15,935,000	$6,896,000
Current income tax expense	(4,990,000)	(818,000)
Stock option compensation expense	520,000	343,000
Interest expense	(44,000)	—
Increase in accounts receivable	(6,962,000)	(5,233,000)
Changes related to the timing of scheduled billings	1,269,000	43,108,000
Decrease in accounts payable and accrued liabilities	(4,729,000)	(1,914,000)
Increase in prepaid expenses/other assets	(3,289,000)	(1,846,000)

Net cash (used in) provided by operating activities	$(2,290,000)	$40,536,000

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options and income tax reporting to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special interest entities including joint ventures and variable interest entities. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended January 31, 2015. During the three-month period ended April 30, 2015, there have been no material changes in the way we apply the critical accounting policies described therein.

Adopted and Other Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements other than Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which was issued by the Financial Accounting Standards Board in May 28, 2014 in an effort to create a new, principle-based revenue recognition framework. On April 29, 2015, the FASB issued a proposal to defer the effective date of the new revenue recognition standard by one year. For public business entities, the effectiveness would be delayed until annual reporting periods beginning after December 15, 2017 (from 2016), including interim periods within that reporting period. Entities could early adopt the new revenue guidance in line with the original effective date.

As described in Note 1 to the condensed consolidated financial statements included herein, we have not yet assessed the impact that this new guidance will have on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. During the three-month periods ended April 30, 2015 and 2014, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of April 30, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended April 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Included in Note 9 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the three-month period ended April 30, 2015. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

Before investing in our securities, please consider these and other risks more fully described in our Annual Report on Form 10-K for the year ended January 31, 2015. There have been no material revisions to the risk factors that are described therein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ARGAN, INC.

June 8, 2015	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

June 8, 2015	By:	/s/ Cynthia A. Flanders
Cynthia A. Flanders
Senior Vice President, Chief Financial Officer and Secretary