Form 10-Q
period 2015-07-31
ARGAN INC
filed 2015-09-09
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2015

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

Common stock, $0.15 par value: 14,793,469 shares as of September 3, 2015.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

JULY 31, 2015

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2015	January 31, 2015
	(Unaudited)	(Note 1)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$182,136,000	$333,691,000
Short-term investments	117,064,000	—
Accounts receivable, net of allowance for doubtful accounts	38,839,000	27,330,000
Costs and estimated earnings in excess of billings	2,943,000	455,000
Notes receivable and accrued interest, net of allowance for doubtful amounts	6,281,000	1,786,000
Prepaid expenses and other current assets	2,856,000	1,092,000
TOTAL CURRENT ASSETS	350,119,000	364,354,000
Property, plant and equipment, net of accumulated depreciation (including $2,658,000 in costs related to the variable interest entity as of January 31, 2015)	5,189,000	6,518,000
Goodwill	22,887,000	18,476,000
Intangible assets, net of accumulated amortization	1,863,000	1,845,000
TOTAL ASSETS	$380,058,000	$391,193,000

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$32,392,000	$37,691,000
Accrued expenses	24,022,000	15,976,000
Billings in excess of costs and estimated earnings	114,587,000	161,564,000
Deferred income taxes	656,000	201,000
TOTAL CURRENT LIABILITIES	171,657,000	215,432,000
Deferred income taxes	821,000	809,000
TOTAL LIABILITIES	172,478,000	216,241,000

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 14,792,702 and 14,634,434 shares issued at July 31 and January 31, 2015, respectively; 14,789,469 and 14,631,201 shares outstanding at July 31 and January 31, 2015, respectively	2,219,000	2,195,000
Additional paid-in capital	115,621,000	109,696,000
Retained earnings	92,418,000	73,614,000
Treasury stock, at cost — 3,233 shares at July 31 and January 31, 2015	(33,000)	(33,000)
TOTAL STOCKHOLDERS’ EQUITY	210,225,000	185,472,000
Noncontrolling interests (Note 3)	(2,645,000)	(10,520,000)
TOTAL EQUITY	207,580,000	174,952,000
TOTAL LIABILITIES AND EQUITY	$380,058,000	$391,193,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2015	2014	2015	2014
REVENUES
Power industry services	$93,471,000	$100,418,000	$176,355,000	$150,242,000
Telecommunications infrastructure services	3,963,000	1,612,000	6,566,000	2,979,000
Revenues	97,434,000	102,030,000	182,921,000	153,221,000
COST OF REVENUES
Power industry services	66,136,000	79,261,000	128,515,000	119,311,000
Telecommunications infrastructure services	2,805,000	1,205,000	4,746,000	2,296,000
Cost of revenues	68,941,000	80,466,000	133,261,000	121,607,000
GROSS PROFIT	28,493,000	21,564,000	49,660,000	31,614,000
Selling, general and administrative expenses	4,848,000	4,481,000	10,387,000	7,859,000
INCOME FROM OPERATIONS	23,645,000	17,083,000	39,273,000	23,755,000
Other income, net	128,000	41,000	212,000	63,000
INCOME BEFORE INCOME TAXES	23,773,000	17,124,000	39,485,000	23,818,000
Income tax expense	7,939,000	5,104,000	12,800,000	6,997,000
NET INCOME	15,834,000	12,020,000	26,685,000	16,821,000
Net income attributable to noncontrolling interests	4,527,000	3,470,000	7,875,000	4,796,000
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$11,307,000	$8,550,000	$18,810,000	$12,025,000

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$0.77	$0.59	$1.28	$0.84
Diluted	$0.75	$0.58	$1.26	$0.82

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,747,000	14,399,000	14,693,000	14,350,000
Diluted	15,003,000	14,655,000	14,952,000	14,641,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended July 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,685,000	$16,821,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option compensation expense	1,057,000	968,000
Depreciation	258,000	283,000
Amortization of purchased intangibles	164,000	121,000
Deferred income tax expense (benefit)	185,000	(125,000)
Gain on the deconsolidation of a variable interest entity	(264,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,774,000)	(10,766,000)
Costs and estimated earnings in excess of billings	945,000	97,000
Prepaid expenses and other assets	(1,133,000)	(1,098,000)
Accounts payable and accrued expenses	(3,739,000)	17,407,000
Billings in excess of costs and estimated earnings	(46,977,000)	46,848,000
Net cash (used in) provided by operating activities	(28,593,000)	70,556,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments, net	(117,000,000)	—
Purchase of APC, net of cash acquired (Note 2)	(4,210,000)	—
Purchases of property, plant and equipment	(2,503,000)	(199,000)
Loans to energy project developers	(605,000)	(320,000)
Net cash used in investing activities	(124,318,000)	(519,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	1,000,000	2,282,000
Excess income tax benefit on exercised stock options	356,000	630,000
Net cash provided by financing activities	1,356,000	2,912,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(151,555,000)	72,949,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	333,691,000	272,209,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$182,136,000	$345,158,000

SUPPLEMENTAL CASH FLOW INFORMATION (also see Note 2)
Cash paid for income taxes	$10,703,000	$5,153,000

The accompanying notes are an integral part of these financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2015

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The condensed consolidated financial statements include the accounts of Argan, Inc. (“Argan”), its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which Argan or one of its wholly-owned subsidiaries is deemed to be the primary beneficiary. Argan conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 95% and 98% of consolidated revenues for the six months ended July 31, 2015 and 2014, respectively; Atlantic Projects Company Limited and affiliates (“APC,” see Note 2) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on January 31.

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities (see Note 3), and APC represent our power industry services reportable segment. Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region. In Note 16, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions.

Basis of Presentation

The condensed consolidated balance sheet as of July 31, 2015, the condensed consolidated statements of operations for the three and six months ended July 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the six months ended July 31, 2015 and 2014 are unaudited. The condensed consolidated balance sheet as of January 31, 2015 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2015, and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Fair Values

The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s cash and cash equivalents, short-term investments, accounts receivable, notes receivable and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value amounts of operating segments (as needed for purposes of identifying indications of impairment to the carrying value of goodwill) are determined by averaging valuation amounts that are calculated using several market-based and income-based approaches deemed appropriate for the circumstances.

Foreign Currency

The effects of translating the financial statements of APC (see Note 2) from its functional currency (Euros) into the Company’s reporting currency (US Dollars) would be properly recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) which is net of tax, where applicable. However, the amount of the adjustment for the current period was not material. Net foreign currency transaction losses were included in the other income (expense) section of the Company’s condensed consolidated statements of operations in the net amount of $219,000 for both the three and six months ended July 31, 2015.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (the “FASB”) and the International Accounting Standards Board (the “IASB”) issued substantially converged final standards on revenue recognition in an effort to create a new, principles-based revenue recognition framework that may affect nearly every revenue-generating entity. Upon their effectiveness, the new standards will generally supersede and replace nearly all existing professional guidance included in US GAAP and the International Financial Reporting Standards (IFRS), including industry-specific guidance. The FASB’s new revenue recognition standard, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), as amended, will do the following:

1)             Establish a new control-based revenue recognition model,

2)             Change the basis for deciding when revenue is recognized over time or at a point in time,

3)             Provide new and more detailed guidance on specific aspects of revenue recognition, and

4)             Expand and improve disclosures about revenue.

In the United States, the new guidance, as amended, is effective for public business entities, including the Company, for reporting periods beginning after December 15, 2017. In general, it appears that the Company will determine contract revenues by using an approach substantially similar to the “percentage-of-completion” method that the Company uses currently in order to determine substantial amounts of revenues earned on its construction contracts. However, pursuant to the new guidance, the ability to recognize revenues over time, and to satisfy the identified performance obligation(s) of a contract, will depend on whether the applicable contract transfers control of the good and/or service provided by the Company thereunder to the applicable project owner. The Company has not assessed the full impact of the new requirements on its consolidated financial statements including an evaluation of the alternative application approaches that are provided. Entities are permitted to apply the new revenue standard either retrospectively, subject to some practical expedients, or through an alternative transition method that requires a registrant to apply the guidance only to contracts that are uncompleted on the date of initial application.

NOTE 2 — PURCHASE OF ATLANTIC PROJECTS COMPANY LIMITED

On May 29, 2015 (the “Acquisition Date”), a wholly owned subsidiary of the Company purchased 100% of the outstanding capital stock of Atlantic Projects Company Limited, a private company incorporated in the Republic of Ireland. This business combination was completed pursuant to the terms and conditions of a Share Purchase Agreement, dated May 11, 2015 (the “SPA”). Formed in Dublin over forty years ago and including its affiliated companies, APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. APC has successfully completed projects in more than thirty countries on six continents. With its presence in Ireland and its other offices located in Hong Kong, Singapore and New York, APC expands the Company’s operations internationally. APC will continue to operate under its own name and with its own management team as a member of the Company’s group of companies.

The fair value on the Acquisition Date of the consideration transferred to the former owners of APC was $11,101,000 (the “Consideration”) including $6,484,000 cash paid at closing, a liability in the amount of $1,081,000 representing cash held back until the expiration of the twelve-month escrow period and approximately 99,000 issued shares of the Company’s common stock which was valued at $3,536,000 based on the closing price of the Company’s common stock on the Acquisition Date. In addition, the former owners of APC are entitled to receive a cash dividend declared by APC prior to the acquisition in the aggregate amount of approximately $3,311,000 which was determined pursuant to the terms of the SPA. This obligation is included in accrued expenses in the Company’s condensed consolidated balance sheet as of July 31, 2015.

The amount of net cash used in the acquisition of APC is presented below:

Net assets acquired	$11,101,000
Less-shares of common stock issued	3,536,000
Less-escrow liability	1,081,000
Less-cash acquired	2,274,000
Net cash used	$4,210,000

The Company expects to pay the full amount of the escrow liability although it is entitled to retain an amount to cover any shortfall in the amount of the acquired net worth of APC, as defined in the SPA.

The acquisition of APC has been accounted for using the purchase method of accounting, with Argan as the acquirer. The amounts of acquisition-related costs incurred by the Company, which consisted primarily of legal and tax consulting fees and stamp taxes, were approximately $231,000 and $457,000 for the three and six months ended July 31, 2015, respectively; such costs were included in selling, general and administrative expenses in the condensed consolidated statements of operations for the corresponding periods.

The table below summarizes the preliminary allocation of the purchase price based upon the fair values of assets acquired and liabilities assumed at the Acquisition Date. This preliminary allocation is based upon information that was available to management at the time the condensed consolidated financial statements were prepared. Accordingly, the allocation may change.

Cash	$2,274,000
Accounts receivable	5,735,000
Costs and estimated earnings in excess of billings	3,177,000
Prepaid expenses and other assets	592,000
Property, plant and equipment	1,303,000
Customer contracts	182,000
Goodwill	4,411,000
Less-accounts payable	628,000
Less-accrued expenses (including cash dividends payable)	5,201,000
Less-deferred taxes and other liabilities	744,000
Net assets acquired	$11,101,000

The amount of goodwill incurred in connection with this transaction, included in the goodwill of the power industry services reportable segment, reflects the Company’s belief that APC’s trained and assembled workforce, unregistered trade name and other marketing related benefits which do not qualify for separate recognition have continuing value. The amount allocated to customer contracts represents the fair value ascribed to APC’s contract backlog at the Acquisition Date; the amount is being amortized to expense over the terms of the corresponding contracts (less than 1 year).

The following unaudited pro forma information for the six months ended July 31, 2015 and 2014 assumes that the purchase of APC had occurred on February 1, 2014. The pro forma information, as presented below, may not be indicative of the results that would have been obtained had the transaction occurred on February 1, 2014, nor is it indicative of the Company’s future results ($s in thousands, except per share data).

	2015	2014
Pro forma revenues	$192,505	$173,214
Pro forma net income	$27,891	$17,594
Pro forma net income attributable to the stockholders of Argan, Inc.	$20,016	$12,798
Pro forma earnings per share attributable to the stockholders of Argan, Inc.
Basic	$1.36	$0.89
Diluted	$1.33	$0.87

The pro forma net income amounts above reflect the elimination of the acquisition-related costs ($457,000) incurred during the six months ended July 31, 2015, and the adjustment of the amortization of purchased intangibles resulting in an increase to net income for 2015 and a decrease in net income for 2014 in the amounts of $43,000 and $91,000, respectively.

The amount of revenues attributable to APC and included in the statements of operations for both the three and six month periods ended July 31, 2015 was $3,415,000; the corresponding loss before income tax benefit for the periods was $150,000. The amount of APC’s revenues related to overseas customers that was included in the Company’s consolidated revenues for the corresponding periods was approximately $2,961,000.

NOTE 3 — SPECIAL PURPOSE ENTITIES

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

Moxie Freedom LLC

In August 2014, Gemma Power, Inc. (“GPI”), which is included in the group of companies identified above as “GPS” and is wholly owned by Argan, entered into a Development Loan Agreement (the “DLA”) with Moxie Freedom LLC (“Moxie Freedom”), a variable interest entity wholly owned by Moxie Energy, LLC (“Moxie”), a power facility project development firm. GPI’s financial support covers the costs of Moxie Freedom’s development of a large natural gas-fired power plant with nominal capacity of 1,000 MW. The Company now expects that a financial closing on a long-term construction and working capital credit facility, along with any related equity investment, will occur by the end of calendar 2015.

Under the DLA, GPI has agreed to make development loans to Moxie Freedom of up to $6 million. As of July 31, 2015, the amounts of the notes receivable and the related accrued interest were $3,818,000 and $394,000, respectively; such loans earn interest based on an annual rate of 20%. The loans and accrued interest should be repaid at the time of a financial closing, but shall mature no later than December 31, 2017. In connection with the DLA, GPI was provided a first priority lien and security interest in all of the assets of Moxie Freedom and a first priority lien on Moxie’s membership interest in Moxie Freedom. Moxie Freedom reimburses GPS for certain project development support costs through additions to each monthly loan.

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

Moxie Freedom represents a VIE due to the current lack of sufficient equity capital for it to complete the contemplated project development activities. The development loans being made by GPI to Moxie Freedom represent variable interests in the entity. Through its arrangements with Moxie Freedom, the Company was previously deemed to be the primary beneficiary and, accordingly, the condensed consolidated financial statements for the three months ended April 30, 2015 included the accounts of Moxie Freedom. However, as Moxie Freedom has substantially completed its project development efforts and pre-construction financial support is now being provided substantially by the pending project owner, the Company is no longer the primary beneficiary of the VIE. Accordingly, the deconsolidation of Moxie Freedom was reflected in the Company’s condensed consolidated financial statements for the current quarter.

The primary effects of the deconsolidation were the elimination of the capitalized project costs from the Company’s condensed consolidated balance sheet ($4,871,000) and the addition to the condensed consolidated balance sheet of the notes receivable from Moxie Freedom and the related accrued interest. For reporting periods prior to the current quarter, the amounts of GPI’s notes receivable from Moxie Freedom and the corresponding amounts of accrued interest and interest income were eliminated in consolidation. The deconsolidation resulted in a gain which was included in the statements of operations for both the three and six months ended July 31, 2015 in the amount of $264,000.

Pursuant to a participation agreement, an equipment supplier to Moxie Freedom is providing GPI with 40% of the funding for the development loans made to Moxie Freedom. As of July 31, 2015, GPI had received cash from the supplier of approximately $1,527,000 in connection this agreement. The supplier received an undivided fractional interest in all present and future loans from GPI and the related security. Accordingly, it will earn interest on the cash provided to GPI based on an annual rate of 20% and it will be entitled to receive from GPI 40% of any development success fee earned by GPI in connection with the permanent financing and/or sale of the project. Under current accounting guidance, the funding provided to GPI is treated as a secured borrowing which was included in the Company’s balance of accrued expenses as of July 31 and January 31, 2015.

NOTE 4 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At July 31 and January 31, 2015, a significant portion of the balance of cash and cash equivalents was invested in money market funds with net assets invested in high-quality money market instruments. The funds are sponsored by an investment division of Bank of America (the “Bank”). Cash equivalents at July 31, 2015 also included certificates of deposit issued by the Bank.

Short-term investments as of July 31, 2015 consisted solely of certificates of deposit purchased with original maturities greater than 90 days but less than one year that are considered to be held-to-maturity securities. The total carrying value amount as of July 31, 2015 included accrued interest of $64,000. Interest income is recorded when earned and is included in other income, net.

The amounts of cash, cash equivalents and short-term investments in the condensed consolidated balance sheet as of July 31, 2015 included amounts held by the consolidated joint venture entities that are discussed in Note 3 above. Such amounts, which included cash and cash equivalents that amounted to approximately $55.9 million and short-term investments that amounted to approximately $40.0 million, will be used to cover future construction costs incurred under the EPC Contracts.

NOTE 5 — ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at July 31 and January 31, 2015 were approximately $32.2 million and $26.1 million, respectively. Such retainage amounts represent funds withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the lengths of retention periods may vary. Amounts outstanding as of July 31, 2015 should be collected over the next three to four quarters. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

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

During the current fiscal year, the parties with claims on the auction proceeds agreed to a distribution plan pursuant to which the Company received a cash payment of $1,600,000 (see Note 11). The Company’s accounting for the resolution of this matter resulted in the elimination of the uncollectible accounts receivable balance and the corresponding allowance amount. The amount of the anticipated cash receipt was recorded in revenues for the first quarter of the current year. There were no provisions for accounts receivable losses recorded during the three and six months ended July 31, 2015 and 2014.

NOTE 6 — COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The tables below set forth the aggregate amount of costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through July 31 and January 31, 2015, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the condensed consolidated balance sheets at those dates.

	July 31,	January 31,
	2015	2015
Costs incurred on uncompleted contracts	$481,168,000	$324,839,000
Estimated accrued earnings	101,477,000	60,809,000
	582,645,000	385,648,000
Less-billings to date	694,289,000	546,757,000
	$(111,644,000)	$(161,109,000)

Costs and estimated earnings in excess of billings	$2,943,000	$455,000
Less-Billings in excess of costs and estimated earnings	114,587,000	161,564,000
	$(111,644,000)	$(161,109,000)

NOTE 7 — NOTES RECEIVABLE AND ACCRUED INTEREST

Notes receivable relate primarily to the Company’s business development activities. Such amounts are due from the developers or owners of power plants upon the successful completion of project development efforts, bear interest, and are typically secured by the assets of the corresponding development entity. The Company’s primary motivation for entering into these lending arrangements is to obtain the corresponding engineering, procurement and construction contracts (see Note 3) that would be awarded upon the completion of successful project development efforts. The aggregate amount of notes receivable and related accrued interest included in the condensed consolidated balance sheet as of July 31, 2015 included the aggregate amount due from Moxie Freedom and overdue amounts from the developer of a series of biomass-fired power plants. The aggregate carrying value as of July 31, 2015 reflected an allowance for doubtful amounts of $208,000.

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at July 31 and January 31, 2015:

	July 31,	January 31,
	2015	2015
Land and improvements	$473,000	$473,000
Building and improvements	3,691,000	2,800,000
Furniture, machinery and equipment	4,038,000	3,546,000
Trucks and other vehicles	1,571,000	1,437,000
Construction project costs of variable interest entity	—	2,658,000
	9,773,000	10,914,000
Less-accumulated depreciation	4,584,000	4,396,000
Property, plant and equipment, net	$5,189,000	$6,518,000

Depreciation expense amounts were approximately $140,000 and $141,000 for the three months ended July 31, 2015 and 2014, respectively, and were approximately $258,000 and $283,000 for the six months ended July 31, 2015 and 2014, respectively. The costs of maintenance and repairs totaled $169,000 and $70,000 for the three months ended July 31, 2015 and 2014, respectively, and $271,000 and $119,000 for the six months ended July 31, 2015 and 2014, respectively.

The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. Rent included in the selling, general and administrative expenses was $53,000 and $49,000 for the three months ended July 31, 2015 and 2014, respectively, and was $103,000 and $97,000 for the six months ended July 31, 2015 and 2014, respectively. Rent incurred on construction projects and included in the costs of revenues was $3,795,000 and $2,965,000 for the three months ended July 31, 2015 and 2014, respectively, and was $8,407,000 and $4,561,000 for the six months ended July 31, 2015 and 2014, respectively.

NOTE 9 — OTHER INTANGIBLE ASSETS

The Company’s intangible assets, other than goodwill, consisted of the following amounts at July 31 and January 31, 2015:

		July 31, 2015			January 31,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	2015 Net Amount
Trade name - GPS	15 years	$3,643,000	$2,100,000	$1,543,000	$1,664,000
Trade name - SMC	Indefinite	181,000	—	181,000	181,000
Customer contracts - APC	< 1 year	182,000	43,000	139,000	—
Intangible assets, net		$4,006,000	$2,143,000	$1,863,000	$1,845,000

Amortization expense was $104,000 and $61,000 for the three months ended July 31, 2015 and 2014, respectively, and was $164,000 and $121,000 for the six months ended July 31, 2015 and 2014, respectively.

NOTE 10 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in a Replacement Credit Agreement, effective August 10, 2015 (the “Credit Agreement”). The Credit Agreement, which supersedes the Company’s prior arrangements with the Bank, provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. The Company may also use the borrowing ability to cover standby letters of credit issued by the Bank for the Company’s use in the ordinary course of business. There were no actual borrowings outstanding under the Bank financing arrangements as of July 31, 2015 or January 31, 2015. Borrowing availability in the total amount of $1.35 million has been designated to cover several letters of credit issued by the Bank, with expiration dates ranging from September 23, 2016 to November 5, 2016, in support of the project development activities of a potential power plant owner.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends and significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. As of January 31, 2015, the Company was in compliance with the financial covenants of its superseded borrowing arrangements and those included in the Credit Agreement calculated as of July 31, 2015. Management believes that the Company will continue to comply with its financial covenants under the Credit Agreement.

NOTE 11 — LEGAL CONTINGENCIES

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

In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. As of January 31, 2015, the remaining net proceeds of approximately $5.5 million were being held by the bankruptcy court and had not been distributed to Altra’s creditors. The court separated the lien action into two phases relating to the priority of the claims first and the validity and amount of each party’s lien claim second. In November 2011, the court held that the claim of the project lender was superior to the lien claim of GPS. Fact discovery related to the second phase was completed in January 2012. After a court-imposed delay, summary judgement motions were submitted by the parties. During a mediation session that occurred in April 2015, the parties with lien claims being considered by the bankruptcy court executed a settlement agreement pursuant to which the Company received a payment of $1.6 million in May 2015 from the proceeds deposited with the bankruptcy court. The court was advised of the mediation result, the scheduled summary judgment hearings were cancelled, and this matter was dismissed.

NOTE 12 — STOCK-BASED COMPENSATION

At the Company’s annual meeting held on June 24, 2015, the stockholders approved an amendment to the Company’s 2011 Stock Plan (the “Stock Plan”) in order to increase the total number of shares of common stock reserved for issuance thereunder by 750,000 shares. As a result, at July 31, 2015, there were 1,794,000 shares of the Company’s common stock reserved for issuance under the Company’s stock option plans, including approximately 848,000 shares of the Company’s common stock available for future awards under the Stock Plan. Summaries of activity under the Company’s stock option plans for the six months ended July 31, 2015 and 2014 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, February 1, 2015	876,350	$22.34	7.08	$6.01
Granted	135,000	$33.62
Exercised	(59,450)	$16.82
Forfeited	(6,000)	$17.33
Outstanding, July 31, 2015	945,900	$24.33	7.20	$6.53
Exercisable, July 31, 2015	685,900	$20.85	6.60	$5.71

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, February 1, 2014	916,150	$17.36	6.04	$5.58
Granted	180,500	$27.09
Exercised	(153,800)	$14.84
Outstanding, July 31, 2014	942,850	$19.63	6.65	$5.72
Exercisable, July 31, 2014	540,350	$15.67	5.92	$5.91

Summaries of the changes in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2015 and 2014 are presented below:

	Shares	Weighted Average Fair Value
Nonvested, February 1, 2015	305,500	$7.14
Granted	135,000	$8.99
Vested	(180,500)	$6.28
Nonvested, July 31, 2015	260,000	$8.70

	Shares	Weighted Average Fair Value
Nonvested, February 1, 2014	303,000	$4.40
Granted	180,500	$6.28
Vested	(81,000)	$3.30
Nonvested, July 31, 2014	402,500	$5.46

Compensation expense amounts related to stock options were $536,000 and $625,000 for the three months ended July 31, 2015 and 2014, respectively, and were $1,057,000 and $968,000 for the six months ended July 31, 2015 and 2014, respectively. At July 31, 2015, there was $1,211,000 in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next eleven months. The total intrinsic values of the stock options exercised during the six months ended July 31, 2015 and 2014 were approximately $1,125,000 and $2,452,000, respectively. At July 31, 2015, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise prices of such options by approximately $13,763,000 and $12,367,000, respectively.

The fair value of each stock option granted in the six-month periods ended July 31, 2015 and 2014 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Six Months Ended July 31,
	2015	2014
Dividend yield	2.09%	2.77%
Expected volatility	34.80%	33.83%
Risk-free interest rate	1.43%	1.26%
Expected life in years	5.22	4.81

NOTE 13 — INCOME TAXES

The Company’s income tax expense amounts for the six months ended July 31, 2015 and 2014 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 35% to income before income taxes for the periods as shown in the table below.

	Six Months Ended July,
	2015	2014
Computed expected income tax expense	$13,820,000	$8,336,000
State income taxes, net of federal tax benefit	2,120,000	1,027,000
Permanent differences, net	(2,955,000)	(2,265,000)
Other, net	(185,000)	(101,000)
	$12,800,000	$6,997,000

For the six months ended July 31, 2015 and 2014, the favorable income tax effects of permanent differences related primarily to the exclusion from taxable income of the income attributable to the noncontrolling interests in the consolidated joint ventures (which are considered partnerships for income tax reporting purposes) and the domestic manufacturing deduction.

As of July 31 and January 31, 2015, the amounts presented in the condensed consolidated balance sheets for accrued expenses included accrued income taxes of approximately $1,990,000 and $176,000, respectively. The Company’s condensed consolidated balance sheets as of July 31 and January 31, 2015 included net deferred tax liabilities in the amounts of approximately $1,477,000 and $1,010,000, respectively. As of July 31, 2015, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of July 31 and January 31, 2015 are presented below:

	July 31,	January 31,
	2015	2015
Assets:
Stock options	$1,985,000	$1,649,000
Purchased intangibles	1,066,000	1,132,000
Accrued liabilities	330,000	428,000
Other	84,000	107,000
	3,465,000	3,316,000
Liabilities:
Purchased intangibles	$(3,175,000)	$(2,931,000)
Construction contracts	(1,055,000)	(830,000)
Property and equipment	(595,000)	(533,000)
Other	(117,000)	(32,000)
	(4,942,000)	(4,326,000)
Net deferred income tax liabilities	$(1,477,000)	$(1,010,000)

The Company is subject to income taxes in the United States of America, the Republic of Ireland and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2011 except for a few exceptions including California where the open period is one year longer.

NOTE 14 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic earnings per share amounts were computed by dividing net income by the weighted average number of shares of common stock that were outstanding during the applicable period.

Diluted earnings per share amounts for the three months ended July 31, 2015 and 2014 were computed by dividing the corresponding net income amounts by the weighted average number of outstanding common shares for the applicable period plus 256,000 shares representing the total dilutive effects of outstanding stock options during both periods. There were no anti-dilutive common stock equivalents for the three-month periods ended July 31, 2015 and 2014.

Diluted earnings per share amounts for the six months ended July 31, 2015 and 2014 were computed by dividing the net income amounts by the weighted average number of outstanding common shares for the applicable period plus 258,000 shares and 291,000 shares representing the total dilutive effects of outstanding stock options during the periods, respectively. The diluted weighted average number of shares outstanding for the six months ended July 31, 2015 excluded the anti-dilutive effects of options to purchase approximately 75,000 shares of common stock because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the period. There were no anti-dilutive common stock equivalents for the six-month period ended July 31, 2014.

NOTE 15 — MAJOR CUSTOMERS

During the three and six months ended July 31, 2015 and 2014, the majority of the Company’s consolidated revenues related to services that were provided to the power industry. Revenues from power industry services accounted for approximately 96% and 98% of consolidated revenues for the three months ended July 31, 2015 and 2014, respectively, and approximately 96% and 98% of consolidated revenues for the six months ended July 31, 2015 and 2014, respectively, as well.

The Company’s significant customer relationships included two power industry service customers which accounted for approximately 46% and 44%, respectively, of consolidated revenues for the three months ended July 31, 2015, and approximately 46% and 45%, respectively, of consolidated revenues for the six months ended July 31, 2015. The Company’s significant customer relationships last year included three power industry service customers which accounted for approximately 51%, 33% and 14%, respectively, of consolidated revenues for the three months ended July 31, 2014. These three largest customers provided approximately 47%, 34% and 17%, respectively, of consolidated revenues for the six months ended July 31, 2014.

Accounts receivable from the two major customers for the current year represented 42% and 41% of the corresponding consolidated balance as of July 31, 2015, respectively, and they represented 50% and 45% of the corresponding consolidated balance as of January 31, 2015, respectively.

NOTE 16 — SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s reportable segments, power industry services and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services and may include more than one operating segment.

Presented below are summarized operating results and certain financial position data of the Company’s reportable segments for the three months ended July 31, 2015 and 2014. The “Other” columns include the Company’s corporate and unallocated expenses.

Three Months Ended July 31, 2015	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$93,471,000	$3,963,000	$—	$97,434,000
Cost of revenues	66,136,000	2,805,000	—	68,941,000
Gross profit	27,335,000	1,158,000	—	28,493,000
Selling, general and administrative expenses	2,849,000	415,000	1,584,000	4,848,000
Income (loss) from operations	24,486,000	743,000	(1,584,000)	23,645,000
Other income, net	301,000	—	(173,000)	128,000
Income (loss) before income taxes	$24,787,000	$743,000	$(1,757,000)	23,773,000
Income tax expense				7,939,000
Net income				$15,834,000

Amortization of purchased intangibles	$104,000	$—	$—	$104,000
Depreciation	$95,000	$42,000	$3,000	$140,000
Property, plant and equipment additions	$1,285,000	$10,000	$2,000	$1,297,000
Goodwill	$22,887,000	$—	$—	$22,887,000
Total assets	$310,410,000	$2,910,000	$66,738,000	$380,058,000

Three Months Ended July 31, 2014	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$100,418,000	$1,612,000	$—	$102,030,000
Cost of revenues	79,261,000	1,205,000	—	80,466,000
Gross profit	21,157,000	407,000	—	21,564,000
Selling, general and administrative expenses	2,769,000	309,000	1,403,000	4,481,000
Income (loss) from operations	18,388,000	98,000	(1,403,000)	17,083,000
Other income, net	40,000	—	1,000	41,000
Income (loss) before income taxes	$18,428,000	$98,000	$(1,402,000)	17,124,000
Income tax expense				5,104,000
Net income				$12,020,000

Amortization of purchased intangibles	$61,000	$—	$—	$61,000
Depreciation	$96,000	$42,000	$3,000	$141,000
Property, plant and equipment additions	$61,000	$53,000	$—	$114,000
Goodwill	$18,476,000	$—	$—	$18,476,000
Total assets	$368,450,000	$2,351,000	$37,499,000	$408,300,000

Presented below are summarized operating results of the Company’s reportable segments for the six months ended July 31, 2015 and 2014. As above, the “Other” columns include the Company’s corporate and unallocated expenses.

Six Months Ended July 31, 2015	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$176,355,000	$6,566,000	$—	$182,921,000
Cost of revenues	128,515,000	4,746,000	—	133,261,000
Gross profit	47,840,000	1,820,000	—	49,660,000
Selling, general and administrative expenses	6,432,000	718,000	3,237,000	10,387,000
Income (loss) from operations	41,408,000	1,102,000	(3,237,000)	39,273,000
Other income, net	379,000	—	(167,000)	212,000
Income (loss) before income taxes	$41,787,000	$1,102,000	$(3,404,000)	39,485,000
Income tax expense				12,800,000
Net income				$26,685,000

Amortization of purchased intangibles	$164,000	$—	$—	$164,000
Depreciation	$170,000	$82,000	$6,000	$258,000
Property, plant and equipment additions	$2,410,000	$91,000	$2,000	$2,503,000

Six Months Ended July 31, 2014	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$150,242,000	$2,979,000	$—	$153,221,000
Cost of revenues	119,311,000	2,296,000	—	121,607,000
Gross profit	30,931,000	683,000	—	31,614,000
Selling, general and administrative expenses	4,556,000	660,000	2,643,000	7,859,000
Income (loss) from operations	26,375,000	23,000	(2,643,000)	23,755,000
Other income, net	62,000	—	1,000	63,000
Income (loss) before income taxes	$26,437,000	$23,000	$(2,642,000)	23,818,000
Income tax expense				6,997,000
Net income				$16,821,000

Amortization of purchased intangibles	$121,000	$—	$—	$121,000
Depreciation	$193,000	$86,000	$4,000	$283,000
Property, plant and equipment additions	$88,000	$61,000	$50,000	$199,000

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2015, and the results of their operations for the three and six months ended July 31, 2015 and 2014, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the Securities and Exchange Commission on April 16, 2015 (the “2015 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our 2015 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Our consolidated financial statements include the accounts of Argan, Inc. (“Argan”), its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which Argan or one of its wholly-owned subsidiaries is deemed to be the primary beneficiary. Argan conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 95% and 98% of consolidated revenues for the six months ended July 31, 2015 and 2014, respectively; Atlantic Projects Company Limited and affiliates (“APC,”) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company,” “we,” “us,” and “our.”

Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities, and APC represent our power industry services reportable segment. Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region. In Note 16 to the accompanying condensed consolidated financial statements, we have provided certain financial information relating to the operating results and assets of our reportable segments based on the manner in which our internal financial reports are separated for purposes of conducting financial performance reviews and making internal operating decisions.

Argan, Inc. is a holding company with no operations other than its investments in GPS, APC and SMC.  At July 31, 2015, there were no restrictions with respect to inter-company payments from GPS, APC or SMC to the holding company. The condensed consolidated balance sheets as of July 31, 2015 included cash, cash equivalents and short-term investments held within consolidated joint venture entities. The combined balance of cash and cash equivalents was $55.9 million as of July 31, 2015; short-term investments of the joint ventures amounted to approximately $40.0 million as of July 31, 2015. These amounts will be used to cover future construction costs incurred by the joint ventures.

Overview

For the three months ended July 31, 2015 (the second quarter of our fiscal year 2016), consolidated revenues declined by $4.6 million, or 4.5%, to $97.4 million for the current period, compared with consolidated revenues of $102.0 million for the second quarter of last year, due to the slight decrease in the revenues of our power industry services business. The revenues of this group decreased by $6.9 million, or 6.9%, to $93.5 million for the second quarter of the current year compared with revenues of $100.4 million for the three months ended July 31, 2014. The revenues of the telecommunications infrastructure services business segment for the three months ended July 31, 2015 and 2014 were approximately $4.0 million and $1.6 million, respectively.

However, gross profit for the current quarter was $28.5 million compared with $21.6 million for last year’s second quarter, reflecting an increase in our gross profit percentage, expressed as a percentage of consolidated revenues for the applicable period, to 29.2% for the current quarter from 21.1% last year. Net income attributable to our stockholders for the three months ended July 31, 2015 increased to $11.3 million, or $0.75 per diluted share, compared with net income attributable to our stockholders of $8.6 million, or $0.58 per diluted share, for the three months ended July 31, 2014. The amount of net income attributable to noncontrolling interests was $4.5 million for the current period; the comparable amount for the three months ended July 31, 2014 was $3.5 million.

For the six months ended July 31, 2015, consolidated revenues increased by $29.7 million, or 19.4%, to $182.9 million compared with consolidated revenues of $153.2 million for the same period of last year, due to the increased revenues of our power industry services business during the current year period. The revenues of this group rose by $26.1 million, or 17.4%, to $176.4 million for the current period compared with $150.2 million for the six months ended July 31, 2014. The revenues of the telecommunications infrastructure services business segment for the six months ended July 31, 2015 and 2014 were $6.6 million and $3.0 million, respectively.

Gross profit also increased to $49.7 million for the six months ended July 31, 2015 from $31.6 million for the six months ended July 31, 2014, reflecting the increase in current year revenues and an increase in our gross profit percentage, expressed as a percentage of consolidated revenues for the applicable period, to 27.1% for the current period from 20.6% for the corresponding period last year. Net income attributable to our stockholders for the six months ended July 31, 2015 increased to $18.8 million, or $1.26 per diluted share, compared with net income attributable to our stockholders of $12.0 million, or $0.82 per diluted share, for the six months ended July 31, 2014. The amount of net income attributable to noncontrolling interests was $7.9 million for the current period; the comparable amount for the six months ended July 31, 2014 was $4.8 million.

The variations in consolidated revenues for the periods presented in this report reflect primarily the maturing nature of construction activities conducted by the power industry services segment on two natural gas-fired, combined cycle power plant projects. As discussed below, both of these projects are located in the Marcellus Shale region of Pennsylvania. Last year, on-site activity was hampered somewhat during our first quarter by the poor winter weather experienced by the northeastern United States. Construction efforts ramped up considerably during the second quarter as the weather improved and as both projects incurred growing machinery and equipment purchase costs. During the second quarter of the current year, the level of purchases has declined as the construction projects mature, and costs incurred are represented substantially by craft labor and subcontractor costs. As of July 31, 2014 and based on the amounts of contract costs incurred, the two projects were 29% and 15% complete, respectively.  As of July 31, 2015, on a comparable basis, the two projects were 76% and 64% complete, respectively. As a result, the revenues of the power industry services group are up for the six-month period ended July 31, 2015 compared with the corresponding revenues of the comparable period last year despite the lower amount of revenues reported by the power industry services segment for the three-month period ended July 31, 2015 than the revenues of this reportable segment for last year’s second quarter.

Revenues of the power industry services reportable segment for the second half of the current year should benefit from the addition of early activity on four new, recently announced, power plant projects, and the full period results of APC. As discussed below, this business was acquired in May 2015. Accordingly, consolidated revenues include the revenues of APC for only a partial quarter, or approximately $3.4 million.

In July 2015, we announced that GPS had entered into a contract and had received a corresponding limited notice to proceed with early activities for the engineering, procurement and construction of a 1,000 MW combined cycle power plant to be located in Luzerne County, PA. The project is expected to be completed by mid-2018. With the addition of the value of this

EPC contract, our contract backlog was approximately $660 million. The comparable total contract backlog values were $423 million and $643 million as of January 31, 2015 and July 31, 2014, respectively.

Since the end of the current quarter, we have made additional announcements. GPS has entered into a pair of contracts for the engineering, procurement and construction of two 475 MW state-of-the-art, combined cycle natural gas-fired power plants that will be located in Middletown, Ohio, and the Kings Mountain, North Carolina. The combined value of both of these EPC contracts is approximately $550 million and both projects have expected completion dates in the spring of 2018. In addition, GPS has obtained the EPC contract for a dual-fuel 200 MW simple cycle peaking power plant to be built in Medway, Massachusetts The contract value is approximately $100 million and the project has an expected completion date of mid-2018. GPS has received limited notices to proceed with early activities related to all three projects. Including the values of these three new projects, our contract backlog as of July 31, 2015 would have been approximately $1.2 billion.

The strong overall profitability of the operating results for the three and six months ended July 31, 2015 reflected the project-to-date effect of profitability improvements recognized on current projects during the three and six month periods ended July 31, 2015. The management of GPS is gradually becoming more confident regarding our efficiency in completing the remaining phases of the significant Pennsylvania power plant projects. Under percent-complete contract accounting, the corresponding reductions in the amounts of costs expected to be incurred by us in connection with the completion of the jobs have resulted in the profit improvements.

The progress on current construction projects has also resulted in the reduction of the corresponding balances of billings in excess of costs and estimated earnings related to these jobs, which represented the use of approximately $47.0 million in cash during the six months ended July 31, 2015. In addition, our purchase of bank certificates of deposit with longer initial maturities in the net amount of $117.0 million also represented the use of cash as the certificates of deposit are classified as held-to-maturity short-term investments. These two factors caused our combined balance of cash and cash equivalents to decrease by $151.6 million during the six months ended July 31, 2015. However, our balance of cash and cash equivalents remains at a comfortable balance of $182.1 million.

The Acquisition of Atlantic Projects Company Limited

On May 29, 2015, we acquired APC, a private company incorporated in the Republic of Ireland. Formed in Dublin over forty years ago and including its affiliated companies, APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. APC has successfully completed projects in more than thirty countries on six continents. With its presence in Ireland and its other offices located in Hong Kong, Singapore and New York, APC expands our operations internationally for the first time. APC will continue to operate under its own name and with its own management team as a member of our group of companies. The fair value of the consideration transferred to the former owners of APC was approximately $11.1 million and included cash and shares of our common stock as described in Note 2 to the accompanying condensed consolidated financial statements.

The operating results of APC since the date of acquisition (the two month period ended July 31, 2015) are included in our operating results for the current periods and the balance sheet amounts of APC, reflecting our preliminary estimates of fair value, are included in our condensed consolidated balance sheet as of July 31, 2015.

The Panda Power Plant Projects

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

Moxie Freedom LLC

Last year, we entered into a Development Loan Agreement (the “DLA”) with Moxie Freedom LLC (“Moxie Freedom”), a wholly owned affiliate of Moxie Energy, LLC (“Moxie”) that is an unaffiliated limited liability company, relating to the development of a large natural gas-fired power plant with a nominal capacity of 1,000 MW. Under the DLA, Gemma Power, Inc. (“GPI”), our wholly owned subsidiary and an affiliate included in the GPS group of companies, agreed to make development loans to Moxie Freedom of up to $6 million in order to cover certain anticipated costs of the project development effort. Such loans earn interest based on an annual rate of 20% and shall mature no later than December 31, 2017. As of July 31, 2015, the total amount of the notes receivable and accrued interest was approximately $4.2 million. In connection with the DLA, GPI was provided a first priority lien and security interest in all of the assets of Moxie Freedom and a first priority lien on Moxie’s membership interest in the project entity.

Moxie Freedom has reimbursed GPS for certain project development support costs through additions to each monthly loan draw. At the time that Moxie Freedom secures construction and working capital financing and repays all development loans and any outstanding obligations related to letters of credit, it shall pay, or cause to be paid, a development success fee to us that may be as much as $6 million. As additional consideration for the financial commitments made by GPI under the DLA, we were granted the exclusive rights to provide EPC contract services for the project in accordance with basic terms that are outlined in the DLA. We announced that this EPC contract was obtained in July 2015

GPI entered into a participation agreement with an equipment supplier to Moxie Freedom. The supplier agreed to provide GPI with 40% of the funding for the development loans made to Moxie Freedom; GPI has received cash from the supplier of approximately $1.5 million in connection with this agreement as of July 31, 2015. The supplier received an undivided fractional interest in all present and future loans from GPI and the related security. Accordingly, it will earn interest on the cash provided to GPI based on an annual rate of 20% and it will be entitled to receive from GPI 40% of any of the development success fee earned by us in connection with the permanent financing and/or sale of the corresponding project.

Moxie Freedom represents a VIE due to the current lack of sufficient equity capital for it to complete the contemplated project development activities. The development loans being made by GPI to Moxie Freedom represent variable interests in the entity. Through its arrangements with Moxie Freedom, the Company was deemed to the primary beneficiary of the VIE as of April 30, 2015 and the condensed consolidated financial statements for the corresponding three-month period then ended included the accounts of Moxie Freedom. However, as Moxie Freedom has substantially completed its project development efforts and pre-construction financial support is being provided substantially by the pending project owner, the Company is no longer the primary beneficiary of the VIE. Accordingly, the deconsolidation of Moxie Freedom is reflected in the Company’s condensed consolidated financial statements for the current quarter.

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

Current projections of future power generation assume the sustained increase in natural gas production, which should lead to slower price growth in the future. The availability of competitively priced natural gas, the existence of certain programs encouraging renewable fuel use, and the implementation of environmental rules should dampen future coal use. Announcements by electric utilities of the retirement of coal-fired and nuclear power plants continue, citing the availability of cheap natural gas, increasingly stringent environmental regulations and the significant costs of refurbishment and relicensing. The future retirements of coal and nuclear plants will result in the need for new capacity, and new natural gas-fired plants are cheaper to build than coal, nuclear, or renewable plants, and are substantially more environmentally friendly than conventional coal-fired power plants.

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the latest recession. The Environmental Protection Agency has been stridently exercising an expansion of regulatory power over air quality and electric power generation. However, the federal government has not passed comprehensive energy legislation that might include national renewable energy standards, incentives or mandates for the retirement of existing coal-fired power plants and caps on the volume of carbon emissions. Existing coal-fired plants in the United States are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-powered electricity as a key driver of economic growth. There are legal challenges that have been filed against pending clean air regulations including the Clean Power Plan.

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

As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Increasing demands for electricity, the ample supply of natural gas, and the expected retirement of old coal, nuclear and oil-powered energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. Currently, the business environment in our sector has improved substantially due to a combination of an overall improved economy and the forward momentum of increasing the amount of electrical power generated in the United States from energy resources other than coal.  Market concerns about emissions should continue to dampen the expansion of coal-fired capacity. Low fuel prices for new natural gas-fired plants also affect the relative economics of coal-fired capacity, as does the continued rise in construction costs for coal-fired power plants incorporating new carbon-capture techniques. We expect continuing concerns about the safety, high cost and construction cost overrun risk of nuclear power plants. In summary, the development of renewable and natural gas-fired power generation facilities should result in new construction opportunities for us.

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

Our performance on current projects should provide a stable base of business activity for most of the current fiscal year with steady gross margins. Should the Moxie Freedom project be successfully developed, we may earn a success fee that would be smaller than the sizable development success fees earned during the year ended January 31, 2014 and that would be shared as discussed above. In addition, as described above, we have recently won four new gas-fired power plant projects. We are looking forward to commencing activities on the new projects, continuing efficient performance on current projects and being able to take advantage of new opportunities that should continue to emerge in this improving business environment.

Comparison of the Results of Operations for the Three Months Ended July 31, 2015 and 2014

The following schedule compares the results of our operations for the three months ended July 31, 2015 and 2014. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding quarter.

	2015		2014
Revenues
Power industry services	$93,471,000	95.9%	$100,418,000	98.4%
Telecommunications infrastructure services	3,963,000	4.1%	1,612,000	1.6%
Revenues	97,434,000	100.0%	102,030,000	100.0%
Cost of revenues **
Power industry services	66,136,000	70.8%	79,261,000	78.9%
Telecommunications infrastructure services	2,805,000	70.8%	1,205,000	74.8%
Cost of revenues	68,941,000	70.8%	80,466,000	78.9%
Gross profit	28,493,000	29.2%	21,564,000	21.1%
Selling, general and administrative expenses	4,848,000	5.0%	4,481,000	4.4%
Income from operations	23,645,000	24.2%	17,083,000	16.7%
Other income, net	128,000	0.1%	41,000	*
Income before income taxes	23,773,000	24.3%	17,124,000	16.8%
Income tax expense	7,939,000	8.1%	5,104,000	5.0%
Net income	15,834,000	16.2%	12,020,000	11.8%
Net income attributable to noncontrolling interests	4,527,000	4.6%	3,470,000	3.4%
Net income attributable to our stockholders	$11,307,000	11.6%	$8,550,000	8.4%

* Less than 0.1%.

** Each percentage amount for cost of revenues represents the percentage of revenues of the applicable segment.

Revenues

Power Industry Services

As stated above, the revenues of the power industry services business decreased by $6.9 million to $93.5 million, or 6.9%, for the three months ended July 31, 2015 compared with revenues of $100.4 million for the second quarter last year. The revenues of this business represented approximately 96% of consolidated revenues for the three months ended July 31, 2015, and 98% of consolidated revenues for the three months ended July 31, 2014.

The operating results of this reportable business segment for the current quarter included revenues associated with performance on two significant construction projects, the large gas-fired combined-cycle power plants located in the Marcellus shale region of Pennsylvania. The combined revenues associated with these gas-fired power plant projects represented approximately 94% of this reportable segment’s revenues for the current quarter. In addition, the current quarter included revenues in the amount of $3.4 million that were provided by the newly acquired company, APC.

Revenues of this business for the three months ended July 31, 2014 included the revenues associated with performance on three significant construction projects, including the two gas-fired combined-cycle power plants located in Pennsylvania and a biomass-fired power plant located in eastern Texas. The revenues associated with the early stages of the two gas-fired power plant projects, including increasing on-site activity as the weather in the region improved during the second quarter last year, and revenues earned in connection with the construction of the biomass-fired plant represented approximately 52%, 34% and 12% of this segment’s revenues for the prior quarter, respectively. The latter project reached substantial completion by the end of last year’s third quarter.

Expected revenues associated with the two current Pennsylvania projects are expected to decline during the remainder of the current year as the projects progress toward their completion in the first half of fiscal year 2017. However, these decreases should be more than offset by revenues earned on the early construction activities associated with new projects and increased revenues contributed by APC.

Telecommunications Infrastructure Services

The revenues of this business segment more than doubled for the current quarter compared with the corresponding period last year. For the three months ended July 31, 2015, approximately 74% of SMC’s revenues were derived from outside plant services provided for various customers. Most significantly, revenues earned in connection with underground cabling work performed at multiple commuter train stations of the Maryland Transit Administration (“MTA”) represented approximately 39% of SMC’s revenues for the current quarter. However, this work is scheduled for substantial completion during the third quarter.

Cost of Revenues

These costs were $68.9 million and $80.5 million for the three months ended July 31, 2015 and 2014, respectively. Gross profit amounts for the three months ended July 31, 2015 and 2014 were $28.5 million and $21.6 million, respectively. Our overall gross profit percentage of 29.2% of consolidated revenues was higher in the current quarter compared with 21.1% reported for the second quarter last year due primarily to the favorable margins being achieved on the current projects of GPS as discussed above. The effect of APC’s gross profit for current quarter was not significant to the corresponding consolidated total.

Selling, General and Administrative Expenses

These costs were approximately $4.9 million and $4.5 million for the three months ended July 31, 2015 and 2014, respectively, representing approximately 5.0% and 4.4% of consolidated revenues for the corresponding periods, respectively. The increase was due primarily to the inclusion of the selling, general and administrative costs of APC for the two month period since the acquisition (see Note 2 to the accompanying condensed consolidated financial statements) in the approximate amount of $595,000; to increased salary and benefits costs of $307,000 at GPS; and to costs incurred in connection with the preparation of legal documents, the performance of due diligence activities, stamp taxes paid to the Irish taxing authorities and increased amortization expense associated with purchased intangible assets, totaling to approximately $274,000 and all related to the acquisition of APC in May 2015. Partially offsetting these cost increases, operating subsidiary bonus expense declined by $879,000 from last year’s second quarter to the current quarter.

Income Tax Expense

For the three months ended July 31, 2015, we incurred income tax expense of approximately $7.9 million reflecting an estimated annual effective income tax rate of 32.3%. This rate differed from the expected federal income tax rate of 35% due primarily to the favorable effects of permanent differences including the exclusion of income attributable to the noncontrolling interests in the consolidated construction joint ventures of GPS and the domestic manufacturing deduction. As the joint ventures are treated as partnerships for income tax reporting purposes, we report only our share of the taxable income of the entities. These factors were partially offset by the unfavorable effects of state income taxes.

We recorded income tax expense of $5.1 million for the three months ended July 31, 2014 reflecting an estimated annual effective income tax rate of 29.6%. This rate differed from the expected federal income tax rate of 35% due primarily to the favorable effects of permanent differences including the exclusion of income attributable to the noncontrolling interests in the consolidated construction joint ventures of GPS and the domestic manufacturing deduction. These factors were also partially offset by the unfavorable effects of state income taxes.

The higher estimated annual effective income tax rate for the current year reflects the expected unfavorable effects of several permanent difference amounts, relating to compensation and the large number of employees assigned to the out-of-state construction projects of GPS, that were not included in last year’s estimated annual rate. The actual effective income tax rate for the year ended January 31, 2015 was 32.5%.

Other Income

Other income, net, for the three months ended July 31, 2015 amounted to $128,000 which reflected the gain recognized on the deconsolidation of Moxie Freedom in the amount of $264,000 and interest income of $153,000, partially offset by foreign currency transaction losses of $219,000 and interest expense of $73,000. Other income, net, for the three months ended July 31, 2014 amounted to only $41,000; there were no significant components.

Comparison of the Results of Operations for the Six Months Ended July 31, 2015 and 2014

The following schedule compares the results of our operations for the six months ended July 31, 2015 and 2014. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding period.

	2015		2014
Revenues
Power industry services	$176,355,000	96.4%	$150,242,000	98.1%
Telecommunications infrastructure services	6,566,000	3.6%	2,979,000	1.9%
Revenues	182,921,000	100.0%	153,221,000	100.0%
Cost of revenues **
Power industry services	128,515,000	72.9%	119,311,000	79.4%
Telecommunications infrastructure services	4,746,000	72.3%	2,296,000	77.1%
Cost of revenues	133,261,000	72.9%	121,607,000	79.4%
Gross profit	49,660,000	27.1%	31,614,000	20.6%
Selling, general and administrative expenses	10,387,000	5.6%	7,859,000	5.1%
Income from operations	39,273,000	21.5%	23,755,000	15.5%
Other income, net	212,000	0.1%	63,000	*
Income before income taxes	39,485,000	21.6%	23,818,000	15.5%
Income tax expense	12,800,000	7.0%	6,997,000	4.5%
Net income	26,685,000	14.6%	16,821,000	11.0%
Net income attributable to noncontrolling interests	7,875,000	4.3%	4,796,000	3.2%
Net income attributable to our stockholders	$18,810,000	10.3%	$12,025,000	7.8%

* Less than 0.1%.

** Each percentage amount for cost of revenues represents the percentage of revenues of the applicable segment.

Revenues

Power Industry Services

The revenues of the power industry services business increased by $26.1 million to $176.4 million, or 17.4%, for the six months ended July 31, 2015 compared with revenues of $150.2 million for the corresponding period last year. The revenues of this business represented approximately 96% of consolidated revenues for the six months ended July 31, 2015, and 98% of consolidated revenues for the six months ended July 31, 2014.

The revenues of this reportable business segment for the current year period included primarily revenues associated with performance on two significant construction projects, the large gas-fired combined-cycle power plants located in the Marcellus shale region of Pennsylvania. The combined revenues associated with these projects represented approximately 95% of this reportable segment’s revenues for the current period. In addition, the current period included revenues in the amount of $3.4 million that were provided by the newly acquired company, APC, and revenues in the amount of $1.6 million that were recorded in connection with the resolution of the Altra bankruptcy matter discussed in Note 11 to the accompanying condensed consolidated financial statements.

The operating results of this business for the six months ended July 31, 2014 included primarily revenues associated with performance on three construction projects, including the two power plants located in Pennsylvania and the biomass-fired power plant located in eastern Texas that was completed last year. As discussed above, construction efforts ramped up considerably in Pennsylvania during the second quarter last year with large equipment purchases bolstering revenues for these projects through the first quarter of the current year. The combined revenues related to these two projects represented 82% of this segment’s revenues for the six-month period ended July 31, 2014. Revenues earned in connection with the construction of and start-up preparation for the biomass-fired plant represented approximately 17% of this reportable segment’s revenues for the six-month period ended July 31, 2014.

Telecommunications Infrastructure Services

The revenues of SMC more than doubled in the six month period ended July 31, 2015 from last year’s comparable amount of revenues due primarily to the work being performed for MTA which represented approximately 37% of this segment’s revenues for the current year period.

Cost of Revenues

Due to the increase in consolidated revenues for the six months ended July 31, 2015 compared with consolidated revenues for the six months ended July 31, 2014, the corresponding consolidated cost of revenues also increased. These costs were $133.3 million and $121.6 million for the six months ended July 31, 2015 and 2014, respectively. Gross profits for the six-month periods ended July 31, 2015 and 2014 were $49.7 million and $31.6 million, respectively. Our overall gross profit percentages for the six months ended July 31, 2015 and 2014, expressed as percentages of revenues for the corresponding period, were 27.1% and 20.6%, respectively. The estimated gross profit amounts on current projects have been gradually increased during the year reflecting the steady performance of the construction teams on these maturing projects and management’s growing confidence that the remainder of the work will be performed in efficient manners. When this segment’s future revenues reflect increasing levels of activities associated with the newly awarded projects, the overall gross profits will likely return to lower percentages. The effect of APC’s gross profit for current period was not significant to the corresponding consolidated total.

Selling, General and Administrative Expenses

These costs increased by $2.5 million to approximately $10.4 million for the six months ended July 31, 2015 from approximately $7.9 million for the corresponding period of last year. These expense amounts were 5.6% and 5.1% of revenues for the corresponding periods, respectively. The increase in the amount between years was due substantially to staff additions at GPS in anticipation of the simultaneous start-up of four new projects and the acquisition of APC. Accordingly, the costs of salaries and associate benefits at GPS increased by approximately $807,000 during the current period. The selling, general and administrative costs incurred by APC during the two-month period since acquisition and included in our results for the six months ended July 31, 2015 were approximately $595,000. Professional fees and transaction taxes associated with the acquisition of APC were approximately $457,000 for the current period.

Income Tax Expense

For the six months ended July 31, 2015 and 2014, we incurred income tax expense of $12.8 million and $7.0 million, respectively, reflecting estimated annual effective income tax rates of 32.3% and 29.6% for the corresponding periods, respectively. For both calculations, the effective rates differed from the expected federal income tax rate of 35% due primarily to the favorable effects of permanent differences including the exclusion of income attributable to the noncontrolling interests and the domestic manufacturing deduction. These factors were partially offset by the unfavorable effects of state income taxes. As stated above, the actual annual effective income tax rate for the year ended January 31, 2015 was $32.5%.

Other Income

Other income, net, for the six months ended July 31, 2015 was $212,000. For the current period, this amount included interest income in the amount of $272,000 and the gain recorded upon the deconsolidation of Moxie Freedom during the second quarter in the amount of $264,000. The favorable total of these amounts was partially offset during the current period by interest expense in the amount of $118,000 and the foreign currency transaction losses of $219,000 incurred during the second quarter as identified above. Other income, net, for the six months ended July 31, 2014 was $63,000.

Liquidity and Capital Resources as of July 31, 2015

During the six months ended July 31, 2015, we made short-term investments totaling $117.0 million. These purchases contributed significantly to the decrease of $151.6 million in cash and cash equivalents during the current six-month period to a balance of $182.1 million as of July 31, 2015. The balance of cash and cash equivalents was $333.7 million as of January 31, 2015. In an effort to achieve modest, low-risk increases in the income yield on invested cash balances, we purchased certificates of deposit from our Bank during the current period which are classified as short-term investments in our condensed consolidated balance sheet as of July 31, 2015 with original terms between 91 and 180 days. In addition, the amounts of billings on current projects that temporarily exceed the corresponding amounts of costs and estimate earnings decreased during the current six-month period as work progressed representing a use of cash in the amount of $47.0 million. Progress on current contracts and the payment of cash bonuses accrued at January 31, 2015 contributed primarily to the decline in the balance of accounts payable and accrued liabilities during the six months ended July 31, 2015, which represented a net use of cash in the amount of $3.7 million.

However, our working capital increased by $29.5 million to $178.5 million as of July 31, 2015 from $148.9 million as of January 31, 2015, as our net income for the six months ended July 31, 2015 in the amount of $26.7 million represented a source of cash.

The acquisition of APC required the use of cash in the amount of $4.2 million; this amount was net of cash acquired. We also expended cash to make capital expenditures in the amount of $2.5 million during the six months ended July 31, 2015 including capitalized power plant project development costs incurred by Moxie Freedom prior to its deconsolidation during the second quarter.

We lent cash during the six months ended July 31, 2015 in the amount of $605,000 to power plant developers. The total of the notes receivable and accrued interest was $6.3 million as of July 31, 2015, and related to several power plant development projects for different owners including Moxie Freedom. We expect to receive payment of the note balances, plus accrued interest, upon the successful sale and/or funding of the projects. The comparable balance of notes receivable and related accrued interest included in our balance sheet as of January 31, 2015 was $1.8 million. This amount excluded the amounts related to the notes receivable from Moxie Freedom that were eliminated in consolidation then. With the deconsolidation, in the second quarter of the current year, the balance of notes receivable from Moxie Freedom and the related accrued interest in the total amount of approximately $4.0 was added to our consolidated balance sheet.

During the six months ended July 31, 2015, we did receive funding from Moxie Freedom’s equipment supplier in the amount of $772,000 pursuant to the participation agreement. The corresponding amount payable to the supplier in the total amount of $1.5 million was included in accrued expenses in our condensed consolidated balance sheet as of July 31, 2015.

We received approximately $1.0 million in cash proceeds during the current six-month period from the exercise of options to purchase 59,450 shares of our common stock; these exercises also provided excess income benefit to us in the amount of $356,000 for the period.

During the six months ended July 31, 2014, our balance of cash and cash equivalents increased by approximately $73.0 million to $345.2 million from a balance of $272.2 million as of January 31, 2014. For the same period, our working capital increased to $154.3 million as of July 31, 2014 from $133.3 million as of January 31, 2014.

Last year’s increase in cash was due primarily to temporary increases in the amount of billings in excess of costs incurred and estimated earnings and the amount of accounts payable and accrued liabilities. These increases provided cash in the amounts of $46.8 million and $17.4 million, respectively. The increase in the balance of billings in excess of costs and estimated earnings last year was offset by the current year decrease in this balance, representing a net use of cash in the amount of $129,000. Cash was also provided by net income as adjusted for noncash charges in the total amount of $18.1 million. We used cash as the combined balance of accounts receivable, prepaid expenses and other current assets increased by approximately $11.9 million. Primarily as a result of these factors, net cash was provided by our operating activities during the six months ended July 31, 2014 in the amount of $70.6 million.

We also received approximately $2.3 million in cash proceeds during the six months ended July 31, 2014 from the exercise of options to purchase our common stock and earned income tax benefits associated with exercises in the amount of $630,000.

Partially offsetting these sources of cash last year, we made capital expenditures and lent cash to project developers in the total amount of $519,000.

During the second quarter of the current year, we renegotiated our financing arrangements with Bank of America (the “Bank”); the replacement agreement was completed in August 2015. It provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. We may also use the borrowing ability to cover standby letters of credit issued by the Bank for our use in the ordinary course of business. There were no actual borrowings outstanding under the Bank financing arrangements as of July 31, 2015 or January 31, 2015. Borrowing availability in the total amount of $1.35 million has been designated to cover several letters of credit issued by the Bank, with expiration dates ranging from September 23, 2016 to November 5, 2016, in support of the project development activities of a potential power plant owner.

The Company has pledged the majority of its assets to secure the financing arrangements. However, the Bank’s consent is not required for acquisitions, divestitures, cash dividends and significant investments as long as certain conditions are met. The Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. We were in compliance with the financial covenants of the superseded borrowing arrangements as of July 31 and January 31, 2015, and with those included in the Credit Agreement calculated as of July 31, 2015. Management believes that the Company will continue to comply with its financial covenants under the replacement financing arrangements.

If the Company’s performance results in our noncompliance with any of the financial covenants, we would most likely seek to modify the financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of all then outstanding senior debt due and payable.

At July 31, 2015, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

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

During the six-month period ended July 31, 2015, there were no material changes in either our off balance sheet arrangements or our contractual obligations that are discussed in Item 7 of our 2015 Annual Report. However, as disclosed in Note 3 to our condensed consolidated financial statements included herein, we have an agreement related to the development of a large natural gas-fired power plant. Under this agreement we have agreed to lend up to $6 million to the project development entity in order to fund certain project development costs.

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

We believe that Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is a meaningful presentation that enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that EBITDA is widely used by investors and analysts as a measure of performance. As EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles in the United States of America (“US GAAP”), we do not believe that this measure should be considered in isolation from, or as a substitute for, the results of our operations presented in accordance with US GAAP that are included in our condensed consolidated financial statements. In addition, our EBITDA does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.

The following table presents the determinations of EBITDA for the six months ended July 31, 2015 and 2014:

	2015	2014

Net income, as reported	$26,685,000	$16,821,000
Interest expense	118,000	—
Income tax expense	12,800,000	6,997,000
Depreciation	258,000	283,000
Amortization of purchased intangible assets	164,000	121,000
EBITDA	40,025,000	24,222,000
Noncontrolling interests -
Net income	7,875,000	4,796,000
Interest expense	219,000	—
Income tax expense	44,000	—
EBITDA of noncontrolling interests	8,138,000	4,796,000
EBITDA attributable to the stockholders of Argan, Inc.	$31,887,000	$19,426,000

As we believe that our net cash provided by operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in or provided by operating activities that are presented in our condensed consolidated statements of cash flows for the six months ended July 31, 2015 and 2014:

	2015	2014

EBITDA	$40,025,000	$24,222,000
Current income tax expense	(12,615,000)	(7,122,000)
Stock option compensation expense	1,057,000	968,000
Gains on deconsolidation of the VIE	(264,000)	—
Interest expense	(118,000)	—
Increase in accounts receivable	(5,774,000)	(10,766,000)
Changes related to the timing of scheduled billings	(46,032,000)	46,945,000
(Decrease) increase in accounts payable and accrued liabilities	(3,739,000)	17,407,000
Increase in prepaid expenses and other assets	(1,133,000)	(1,098,000)
Net cash (used in) provided by operating activities	$(28,593,000)	$70,556,000

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting; and the reporting of any legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special interest entities including joint ventures and variable interest entities. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our 2015 Annual Report. During the six-month period ended July 31, 2015, there have been no material changes in the way we apply the critical accounting policies described therein.

Adopted and Other Recently Issued Accounting Pronouncements

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements other than Accounting Standard Update 2014-09, Revenue from Contracts with Customers, which was issued by the Financial Accounting Standards Board in May 28, 2014 in an effort to create a new, principle-based revenue recognition framework. Since then, the FASB has deferred the effective date of the new revenue recognition standard by one year. For public business entities, the effectiveness is delayed until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Entities could early adopt the new revenue guidance in line with the original effective date.

As described in Note 1 to the condensed consolidated financial statements included herein, we have not yet assessed the impact that this new guidance will have on us.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. During the six-month period ended July 31, 2015, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

The acquisition of APC makes us subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (US Dollars) that will be properly recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) which is net of tax, when applicable. However, the amount of the adjustment for the current period was not material. Net foreign currency transaction losses were incurred during the second quarter associated with a Euro-denominated bank account opened by us in order to complete the acquisition of APC. Subsequent to the end of the current quarter, this bank account was closed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of July 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended July 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Included in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the six-month period ended July 31, 2015. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in a period of weak recovery from a significant economic recession and major disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, our dependence upon key managers and employees and our ability to retain them, potential fluctuations in quarterly operating results and a series of risks associated with our power industry services business, among other risks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In connection with the acquisition of APC (see Note 2 to the accompanying condensed consolidated financial statements), we issued approximately 99,000 shares of our common stock to the former owners of APC; such shares are currently unregistered. Pursuant to the share purchase agreement covering the terms of the acquisition, we are obligated to use reasonable best efforts, as defined, to effect the registration of all the shares for the resale by the former owners of APC to the public under the Securities Act of 1933 promptly following the date upon which the Buyer is eligible to utilize a Registration Statement on Form S-3.

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

ARGAN, INC.

September 9, 2015	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer

September 9, 2015	By:	/s/ Cynthia A Flanders
Cynthia A. Flanders
Senior Vice President, Chief Financial Officer