Form 10-Q
period 2015-10-31
ARGAN INC
filed 2015-12-10
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2015

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

Common stock, $0.15 par value: 14,826,469 shares as of December 4, 2015.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

OCTOBER 31, 2015

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2015	January 31, 2015
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$176,838,000	$333,691,000
Short-term investments	104,097,000	—
Accounts receivable, net of allowance for doubtful accounts	41,137,000	27,330,000
Costs and estimated earnings in excess of billings	3,565,000	455,000
Notes receivable and accrued interest, net of allowance for doubtful amounts	6,841,000	1,786,000
Prepaid expenses and other current assets	2,978,000	1,092,000
TOTAL CURRENT ASSETS	335,456,000	364,354,000
Property, plant and equipment (including $2,658,000 in costs related to the variable interest entity as of January 31, 2015), net of accumulated depreciation	5,177,000	6,518,000
Goodwill	22,525,000	18,476,000
Intangible assets, net of accumulated amortization	2,105,000	1,845,000
TOTAL ASSETS	$365,263,000	$391,193,000

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$35,089,000	$37,691,000
Dividends payable	10,379,000	—
Accrued expenses	20,362,000	15,976,000
Billings in excess of costs and estimated earnings	85,034,000	161,564,000
Deferred income taxes	559,000	201,000
TOTAL CURRENT LIABILITIES	151,423,000	215,432,000
Deferred income taxes	1,631,000	809,000
TOTAL LIABILITIES	153,054,000	216,241,000

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 14,829,702 and 14,634,434 shares issued at October 31 and January 31, 2015, respectively; 14,826,469 and 14,631,201 shares outstanding at October 31 and January 31, 2015, respectively	2,224,000	2,195,000
Additional paid-in capital	116,669,000	109,696,000
Retained earnings	92,853,000	73,614,000
Accumulated other comprehensive loss	(411,000)	—
Treasury stock, at cost — 3,233 shares at October 31 and January 31, 2015	(33,000)	(33,000)
TOTAL STOCKHOLDERS’ EQUITY	211,302,000	185,472,000
Noncontrolling interests (Note 3)	907,000	(10,520,000)
TOTAL EQUITY	212,209,000	174,952,000
TOTAL LIABILITIES AND EQUITY	$365,263,000	$391,193,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2015	2014	2015	2014
REVENUES
Power industry services	$111,592,000	$125,660,000	$287,947,000	$275,902,000
Telecommunications infrastructure services	2,375,000	1,904,000	8,941,000	4,883,000
Revenues	113,967,000	127,564,000	296,888,000	280,785,000
COST OF REVENUES
Power industry services	86,103,000	95,863,000	214,618,000	215,174,000
Telecommunications infrastructure services	1,602,000	1,388,000	6,348,000	3,684,000
Cost of revenues	87,705,000	97,251,000	220,966,000	218,858,000
GROSS PROFIT	26,262,000	30,313,000	75,922,000	61,927,000
Selling, general and administrative expenses	5,590,000	5,473,000	15,977,000	13,332,000
INCOME FROM OPERATIONS	20,672,000	24,840,000	59,945,000	48,595,000
Other income, net	732,000	99,000	944,000	162,000
INCOME BEFORE INCOME TAXES	21,404,000	24,939,000	60,889,000	48,757,000
Income tax expense	7,045,000	8,180,000	19,845,000	15,177,000
NET INCOME	14,359,000	16,759,000	41,044,000	33,580,000
Net income attributable to noncontrolling interests (Note 3)	3,552,000	4,337,000	11,427,000	9,133,000
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$10,807,000	$12,422,000	$29,617,000	$24,447,000

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$0.73	$0.86	$2.01	$1.70
Diluted	$0.72	$0.84	$1.97	$1.66

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,810,000	14,470,000	14,732,000	14,390,000
Diluted	15,066,000	14,795,000	15,004,000	14,761,000

CASH DIVIDENDS DECLARED (Note 12)	$0.70	$0.70	$0.70	$0.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended October 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$41,044,000	$33,580,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock option compensation expense	1,708,000	1,489,000
Depreciation	444,000	423,000
Amortization of purchased intangibles	283,000	182,000
Deferred income tax expense (benefit)	988,000	(336,000)
Gain on the deconsolidation of a variable interest entity	(349,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,072,000)	546,000
Costs and estimated earnings in excess of billings	323,000	213,000
Prepaid expenses and other assets	(1,604,000)	(308,000)
Accounts payable and accrued expenses	(4,702,000)	29,147,000
Billings in excess of costs and estimated earnings	(76,530,000)	21,423,000
Change in accumulated other comprehensive loss	(411,000)	—
Net cash (used in) provided by operating activities	(46,878,000)	86,359,000

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(168,000,000)	—
Maturities of short-term investments	64,079,000	—
Purchase of APC, net of cash acquired (Note 2)	(4,210,000)	—
Purchases of property, plant and equipment	(2,671,000)	(1,842,000)
Loans to energy project developers	(931,000)	(614,000)
Net cash used in investing activities	(111,733,000)	(2,456,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	1,670,000	3,884,000
Excess income tax benefit on exercised stock options	88,000	1,025,000
Net cash provided by financing activities	1,758,000	4,909,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(156,853,000)	88,812,000
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	333,691,000	272,209,000
CASH AND CASH EQUIVALENTS, END OF PERIOD	$176,838,000	$361,021,000

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$20,734,000	$11,022,000
Common stock issued in connection with the acquisition of APC (noncash transaction, see Note 2)	$3,536,000	$—
Cash dividends declared, payable in November 2015 and 2014, respectively (noncash transaction, see Note 12)	$10,379,000	$10,166,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2015

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The condensed consolidated financial statements include the accounts of Argan, Inc. (“Argan”), its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which Argan or one of its wholly-owned subsidiaries is deemed to be the primary beneficiary. Argan conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 94% and 98% of consolidated revenues for the nine months ended October 31, 2015 and 2014, respectively; Atlantic Projects Company Limited and affiliates (“APC,” see Note 2) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” All significant inter-company balances and transactions have been eliminated in consolidation. The Company’s fiscal year ends on January 31 of each year.

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

Basis of Presentation

The condensed consolidated balance sheet as of October 31, 2015, the condensed consolidated statements of earnings for the three and nine months ended October 31, 2015 and 2014, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2015 and 2014 are unaudited. The condensed consolidated balance sheet as of January 31, 2015 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2015, and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Foreign Currency

The accompanying condensed consolidated financial statements are presented in US Dollars. The effects of translating the financial statements of APC (see Note 2) from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive income (loss) which is net of tax, where applicable. The translation of assets and liabilities to US Dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The foreign currency translation adjustment balance included in accumulated other comprehensive loss for the nine months ended October 31, 2015 was $411,000. Net foreign currency transaction exchange gains and losses were included in the other income, net, section of the Company’s condensed consolidated statements of earnings for the three and nine months ended October 31, 2015; such amounts were net gains of $383,000 and $165,000, respectively.

NOTE 2 — PURCHASE OF ATLANTIC PROJECTS COMPANY LIMITED

On May 29, 2015 (the “Acquisition Date”), a wholly owned subsidiary of the Company purchased 100% of the outstanding capital stock of Atlantic Projects Company Limited, a private company incorporated in the Republic of Ireland. This business combination was completed pursuant to the terms and conditions of a Share Purchase Agreement, dated May 11, 2015 (the “SPA”). Formed in Dublin over forty years ago and including its affiliated companies, APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. APC has successfully completed projects in more than thirty countries on six continents. With its presence in Ireland and its other offices located in Hong Kong, Singapore and New York, APC expands the Company’s operations internationally. APC continues to operate under its own name and with its own management team as a member of the Company’s group of companies.

The fair value on the Acquisition Date of the consideration transferred to the former owners of APC was $11,101,000 (the “Consideration”) including $6,484,000 cash paid at closing, a liability in the amount of $1,081,000 representing cash held back until the expiration of the twelve-month escrow period and approximately 99,000 issued shares of the Company’s common stock which were valued at $3,536,000 based on the closing price of the Company’s common stock on the Acquisition Date. In addition, the former owners of APC received a cash dividend during the current quarter that was declared by APC prior to the acquisition in the aggregate amount of $3,311,000. This amount was determined pursuant to the terms of the SPA and the obligation was included in the balance sheet of APC on the Acquisition Date as an accrued liability.

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

The acquisition of APC has been accounted for using the purchase method of accounting, with Argan as the acquirer. The results of APC’s operations have been included in the condensed consolidated financial statements since the acquisition date. The amounts of acquisition-related costs incurred by the Company, which consisted primarily of legal and tax consulting fees and stamp taxes, were $457,000 for the nine months ended October 31, 2015; such costs were included in selling, general and administrative expenses in the condensed consolidated statement of earnings for the corresponding period. The table below summarizes the allocation of the purchase price based upon the fair values of assets acquired and liabilities assumed at the Acquisition Date. This allocation reflects adjustments made in the current quarter to the provisional amounts that were recorded in the second quarter based upon information that was available to management at that time. The adjustments were not material to the earnings of either the second or third quarters of the current fiscal year.

Cash	$2,274,000
Accounts receivable	5,735,000
Costs and estimated earnings in excess of billings	3,177,000
Prepaid expenses and other assets	592,000
Property, plant and equipment	1,303,000
Intangible assets (defined lives)	543,000
Goodwill	4,051,000
Less-accounts payable and accrued expenses (including cash dividends payable)	5,830,000
Less-deferred taxes and other liabilities	744,000
Net assets acquired	$11,101,000

The amount of goodwill recognized with this transaction, included in the goodwill of the power industry services reportable segment, reflects the Company’s belief that APC’s trained and assembled workforce, unregistered trade name and other marketing related benefits which do not qualify for separate recognition have continuing value. The amounts allocated to customer contracts and customer relationships represent the fair value ascribed to APC’s contract backlog and continuing customer relationships at the Acquisition Date. The corresponding amounts are being amortized to expense over the terms of the corresponding contracts (less than 1 year) and the expected lives of the customer relationships (approximately 5 years) as applicable.

The unaudited pro forma information for the nine months ended October 31, 2015 and 2014 included in Note 18 assumes that the purchase of APC had occurred on February 1, 2014. The pro forma net income amounts reflect the elimination of the acquisition-related costs ($457,000) incurred during the nine months ended October 31, 2015, and the adjustment of the amortization of purchased intangibles resulting in an increase to net income for 2015 and a decrease in net income for 2014 in the amounts of $43,000 and $171,000, respectively.

The amounts of revenues attributable to APC and included in the condensed consolidated statements of earnings for the three and nine month periods ended October 31, 2015 were $6,880,000 and $10,295,000, respectively. The corresponding income before income tax expense for the corresponding periods were $275,000 and $125,000, respectively. The amounts of APC’s revenues related to overseas customers that were included in the Company’s consolidated revenues for the three and nine months ended October 31, 2015 were $5,270,000 and $8,231,000, respectively.

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

Due to the financial control of GPS, the accounts of the joint ventures have been included in the Company’s condensed consolidated financial statements since the commencement of contract activities near the end of the fiscal year ended January 31, 2014. The shares of the profits of the joint ventures, including the majority portion attributable to the stockholders of Argan, have been determined based on the percentages by which the Company believes profits will ultimately be shared by the joint venture partners. If the joint venture partner is unable to pay its share of any losses, GPS would be fully liable for those losses incurred under the EPC Contracts. In January 2015, the joint ventures made cash distributions including $25 million paid to the Company’s joint venture partner.

Moxie Freedom LLC

In August 2014, Gemma Power, Inc. (“GPI”), which is included in the group of companies identified above as “GPS” and is wholly owned by Argan, entered into a Development Loan Agreement (the “DLA”) with Moxie Freedom LLC (“Moxie Freedom”), a variable interest entity (“VIE”) wholly owned by Moxie Energy, LLC (“Moxie”), a power facility project development firm. GPI’s financial support has covered a significant portion of the costs of Moxie Freedom’s development of a large natural gas-fired power plant with nominal capacity of 1,000 MW.

Under the DLA, GPI agreed to make development loans to Moxie Freedom of up to $6 million. As of October 31, 2015, the aggregate amount of the notes receivable and the related accrued interest was $4,866,000; such loans earned interest based on an annual rate of 20%. The loans and accrued interest should be repaid at the time of a financial closing, but shall mature no later than December 31, 2017. In connection with the DLA, GPI was provided security interests in various assets of Moxie Freedom and Moxie. Moxie Freedom has reimbursed GPS for certain project development support costs through additions to each monthly loan. At the time that Moxie Freedom is sold and repays all development loans and any outstanding obligations related to letters of credit, it shall pay, or cause to be paid, a development success fee to GPI. As additional consideration for the financial commitments made by GPI under the DLA, Moxie Freedom granted GPS the exclusive rights to provide engineering, procurement and construction (“EPC”) services for the project. In July 2015, the Company announced that it had entered into an EPC contract with Moxie Freedom and that it had received a limited notice to proceed with early project activities.

Pursuant to a participation agreement, an equipment supplier to Moxie Freedom provided GPI with 40% of the funding for the development loans made to Moxie Freedom. As of October 31, 2015, GPI had received cash from the supplier of $1,703,000 in connection with this agreement. The supplier received an undivided fractional interest in all present and future loans from GPI and the related security. Accordingly, it earned interest on the cash provided to GPI based on an annual rate of 20% and it was entitled to receive from GPI 40% of any development success fee earned by GPI in connection with the permanent financing and/or sale of the project. Under current accounting guidance, the funding provided to GPI was treated as a secured borrowing which was included in the Company’s balance of accrued expenses as of October 31 and January 31, 2015.

In early November 2015 (see Note 18), Moxie sold a substantial portion of its ownership interest in Moxie Freedom, GPI received full repayment of its development loans and accrued interest, GPI received its share of the development success fee, and GPS received a full notice-to-proceed with activities pursuant to the corresponding EPC contract. In addition, all amounts due under the participation agreement were paid.

Through its arrangements with Moxie Freedom, the Company was previously deemed to be the primary beneficiary of this variable interest entity. However, Moxie Freedom substantially completed its project development efforts and financial support was thereafter provided substantially by the pending investor. As a result, the Company was no longer the primary beneficiary of the VIE and the deconsolidation of Moxie Freedom was reflected in the Company’s condensed consolidated financial statements as of July 1, 2015. The primary effects of the deconsolidation were the elimination of the capitalized project costs from the Company’s condensed consolidated balance sheet ($4,871,000) and the addition to the condensed consolidated balance sheet of the notes receivable from Moxie Freedom and the related accrued interest. For reporting periods prior to the deconsolidation, the amounts of GPI’s notes receivable from Moxie Freedom and the corresponding amounts of accrued interest and interest income were eliminated in consolidation. The deconsolidation resulted in a pre-tax gain which was included in the statements of earnings for the nine months ended October 31, 2015 in the amount of $349,000.

NOTE 4 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At October 31 and January 31, 2015, a significant portion of the balance of cash and cash equivalents was invested in money market funds with net assets invested in high-quality money market instruments. The funds are sponsored by an investment division of Bank of America (the “Bank”).

Short-term investments as of October 31, 2015 consisted solely of certificates of deposit purchased with original maturities greater than 3 months but less than one year that are considered to be held-to-maturity securities. The total carrying value amount as of October 31, 2015 included accrued interest of $97,000. Interest income is recorded when earned and is included in other income, net.

The amounts of cash, cash equivalents and short-term investments in the condensed consolidated balance sheet as of October 31, 2015 included amounts held by the consolidated joint venture entities that are discussed in Note 3 above. Such amounts, which included cash and cash equivalents that amounted to $45.7 million, and short-term investments that amounted to $21.0 million, will be used primarily to cover future construction costs incurred under the corresponding EPC contracts.

NOTE 5 — ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at October 31 and January 31, 2015 were $35.0 million and $26.1 million, respectively. Such retainage amounts represent funds withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the lengths of retention periods may vary. Most of the amounts outstanding as of October 31, 2015 should be collected over the next two to three quarters. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

The amount of the allowance for doubtful accounts at January 31, 2015 was $5.5 million. In fiscal year 2010, the balance of the accounts receivable from the owner of a partially completed construction project was written down to $5.5 million, the amount of the net proceeds remaining from a public bankruptcy auction of the facility. At that time, the amount that the Company expected ultimately to receive in a distribution of the auction proceeds, if any, was not known and the accounts receivable balance was fully reserved. During the current fiscal year, the parties with claims on the auction proceeds agreed to a distribution plan pursuant to which the Company received a cash payment of $1,600,000 (see Note 11). The Company’s accounting for the resolution of this matter resulted in the elimination of the uncollectible accounts receivable balance and the corresponding allowance amount. The amount of the cash receipt was recorded in revenues during the first quarter of the current year. There were no provisions for accounts receivable losses recorded during the three and nine months ended October 31, 2015 and 2014.

NOTE 6 — COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The tables below set forth the aggregate amount of costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through October 31 and January 31, 2015, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the condensed consolidated balance sheets at those dates.

	October 31,	January 31,
	2015	2015
Costs incurred on uncompleted contracts	$578,335,000	$324,839,000
Estimated accrued earnings	121,079,000	60,809,000
	699,414,000	385,648,000
Less-Billings to date	780,883,000	546,757,000
	$(81,469,000)	$(161,109,000)
Costs and estimated earnings in excess of billings	$3,565,000	$455,000
Less-Billings in excess of costs and estimated earnings	85,034,000	161,564,000
	$(81,469,000)	$(161,109,000)

NOTE 7 — NOTES RECEIVABLE AND ACCRUED INTEREST

Notes receivable relate primarily to the Company’s business development activities and the balance included in the condensed consolidated balance sheet as of October 31, 2015 reflects an allowance for doubtful amounts of $208,000. Such amounts are due from the developers or owners of power plants upon the successful completion of project development efforts, bear interest, and are typically secured by the assets of the corresponding development entity. The Company’s primary motivation for entering into these lending arrangements is to obtain the corresponding engineering, procurement and construction contracts (see the discussion of Moxie Freedom in Note 3) that would be awarded upon the completion of successful project development efforts. The aggregate amount of notes receivable and related accrued interest included in the condensed consolidated balance sheet as of October 31, 2015 included the amounts due from Moxie Freedom (see Note 18 for a discussion of the subsequent receipt of the amounts) and overdue amounts from the developer of a series of biomass-fired power plants.

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at October 31 and January 31, 2015:

	October 31,	January 31,
	2015	2015
Land and improvements	$473,000	$473,000
Building and improvements	3,691,000	2,800,000
Furniture, machinery and equipment	4,212,000	3,546,000
Trucks and other vehicles	1,571,000	1,437,000
Construction project costs of the variable interest entity	—	2,658,000
	9,947,000	10,914,000
Less-accumulated depreciation	4,770,000	4,396,000
Property, plant and equipment, net	$5,177,000	$6,518,000

Depreciation expense amounts were $186,000 and $140,000 for the three months ended October 31, 2015 and 2014, respectively, and were $444,000 and $423,000 for the nine months ended October 31, 2015 and 2014, respectively. The costs of maintenance and repairs totaled $174,000 and $99,000 for the three months ended October 31, 2015 and 2014, respectively, and $445,000 and $218,000 for the nine months ended October 31, 2015 and 2014, respectively.

The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. Rent included in the selling, general and administrative expenses was $84,000 and $48,000 for the three months ended October 31, 2015 and 2014, respectively, and was $182,000 and $146,000 for the nine months ended October 31, 2015 and 2014, respectively. Rent incurred on construction projects and included in the costs of revenues was $3,055,000 and $4,686,000 for the three months ended October 31, 2015 and 2014, respectively, and was $11,462,000 and $9,247,000 for the nine months ended October 31, 2015 and 2014, respectively.

NOTE 9 — OTHER INTANGIBLE ASSETS

The Company’s intangible assets, other than goodwill, consisted of the following amounts at October 31 and January 31, 2015:

		October 31, 2015			January 31,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	2015 Net Amount
Trade name - GPS	15 years	$3,643,000	$2,161,000	$1,482,000	$1,664,000
Trade name - SMC	Indefinite	181,000	—	181,000	181,000
Customer contracts - APC	< 1 year	113,000	69,000	44,000	—
Customer relationships	5 years	430,000	32,000	398,000	—
Intangible assets, net		$4,367,000	$2,262,000	$2,105,000	$1,845,000

Amortization expense was $119,000 and $61,000 for the three months ended October 31, 2015 and 2014, respectively, and was $283,000 and $182,000 for the nine months ended October 31, 2015 and 2014, respectively.

NOTE 10 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in a Replacement Credit Agreement, effective August 10, 2015 (the “Credit Agreement”). The Credit Agreement, which supersedes the Company’s prior arrangements with the Bank, provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. The Company may also use the borrowing ability to cover standby letters of credit issued by the Bank for the Company’s use in the ordinary course of business. There were no actual borrowings outstanding under the Bank financing arrangements as of October 31, 2015 or January 31, 2015. Borrowing availability in the total amount of $1.35 million has been designated to cover several letters of credit issued by the Bank, with expiration dates ranging from September 23, 2016 to November 5, 2016, in support of the project development activities of a potential power plant owner.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends and significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. As of October 31, 2015, the Company was in compliance with the financial covenants of the Credit Agreement. As of January 31, 2015, the Company was in compliance with the financial covenants of its superseded borrowing arrangements. Management believes that the Company will continue to comply with its financial covenants under the Credit Agreement.

NOTE 11 — LEGAL CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material effect on the Company’s condensed consolidated financial statements. The material amounts of any legal fees expected to be incurred in connection with legal matters are accrued when such amounts are estimable.

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

In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. As of January 31, 2015, the remaining net proceeds of $5.5 million were being held by the bankruptcy court and had not been distributed to Altra’s creditors. During a mediation session that occurred in April 2015, the parties with lien claims being considered by the bankruptcy court executed a settlement agreement pursuant to which the Company received a payment of $1.6 million in May 2015 from the proceeds deposited with the bankruptcy court. The court was advised of the mediation result, and this matter was dismissed.

NOTE 12 — CASH DIVIDENDS

In September 2015, the Company’s board of directors declared a regular cash dividend of $0.70 per share of common stock, which was paid on November 5, 2015 to stockholders of record at the close of business on October 15, 2015. In September 2014, the Company’s board of directors declared a special cash dividend of $0.70 per share of common stock, which was paid on November 6, 2014 to stockholders of record on October 15, 2014.

NOTE 13 — STOCK-BASED COMPENSATION

At the Company’s annual meeting held on June 24, 2015, the stockholders approved an amendment to the Company’s 2011 Stock Plan (the “Stock Plan”) in order to increase the total number of shares of common stock reserved for issuance thereunder by 750,000 shares. As a result, at October 31, 2015, there were 1,756,900 shares of the Company’s common stock reserved for issuance under the Company’s stock option plans, including approximately 743,000 shares of the Company’s common stock available for future awards under the Stock Plan. Summaries of activity under the Company’s stock option plans for the nine months ended October 31, 2015 and 2014 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, February 1, 2015	876,350	$22.34	7.08	$6.01
Granted	240,000	$35.76
Exercised	(96,450)	$17.31
Forfeited	(6,000)	$17.33
Outstanding, October 31, 2015	1,013,900	$26.03	6.98	$6.82
Exercisable, October 31, 2015	668,900	$21.92	6.34	$5.81

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, February 1, 2014	916,150	$17.36	6.04	$5.58
Granted	220,500	$28.84
Exercised	(243,300)	$15.96
Outstanding, October 31, 2014	893,350	$20.57	6.52	$5.87
Exercisable, October 31, 2014	597,850	$16.73	5.77	$5.58

Summaries of the changes in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2015 and 2014 are presented below:

	Shares	Weighted Average Fair Value
Nonvested, February 1, 2015	305,500	$7.14
Granted	240,000	$9.13
Vested	(220,500)	$6.60
Nonvested, October 31, 2015	325,000	$8.97

	Shares	Weighted Average Fair Value
Nonvested, February 1, 2014	303,000	$4.40
Granted	220,500	$6.60
Vested	(228,000)	$3.85
Nonvested, October 31, 2014	295,500	$6.47

Compensation expense amounts related to stock options were $651,000 and $521,000 for the three months ended October 31, 2015 and 2014, respectively, and were $1,708,000 and $1,489,000 for the nine months ended October 31, 2015 and 2014, respectively. At October 31, 2015, there was $1,536,000 in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next year. The total intrinsic values of the stock options exercised during the nine months ended October 31, 2015 and 2014 were $1,901,000 and $3,897,000, respectively. At October 31, 2015, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise prices of such options by $11,076,000 and $10,355,000, respectively.

The fair value of each stock option granted in the nine-month periods ended October 31, 2015 and 2014 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Nine Months Ended October 31,
	2015	2014
Dividend yield	1.97%	2.61%
Expected volatility	34.72%	33.49%
Risk-free interest rate	1.26%	1.20%
Expected life in years	4.69	4.67

NOTE 14 — INCOME TAXES

The Company’s income tax expense amounts for the nine months ended October 31, 2015 and 2014 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 35% to income before income taxes for the periods as shown in the table below.

	Nine Months Ended October,
	2015	2014
Computed expected income tax expense	$21,311,000	$17,065,000
State income taxes, net of federal tax benefit	2,997,000	2,325,000
Permanent differences, net	(4,794,000)	(4,323,000)
Other, net	331,000	110,000
	$19,845,000	$15,177,000

For the nine months ended October 31, 2015 and 2014, the favorable income tax effects of permanent differences related primarily to the exclusion from taxable income of the income attributable to the noncontrolling interests in the consolidated joint ventures (which are considered partnerships for income tax reporting purposes) and the domestic manufacturing deduction.

As of October 31, 2015, the amount presented in the condensed consolidated balance sheet for prepaid expenses and other assets included prepaid income taxes of $1,329,000. At January 31, 2015, the amount presented in the condensed consolidated balance sheet for accrued expenses included accrued income taxes of $176,000. The Company’s condensed consolidated balance sheets as of October 31 and January 31, 2015 included net deferred tax liabilities in the amounts of $2,190,000 and $1,010,000, respectively. As of October 31, 2015, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of October 31 and January 31, 2015 are presented below:

	October 31,	January 31,
	2015	2015
Assets:
Stock options	$2,117,000	$1,649,000
Purchased intangibles	1,009,000	1,132,000
Accrued liabilities and other	462,000	535,000
	3,588,000	3,316,000
Liabilities:
Purchased intangibles	$(3,227,000)	$(2,931,000)
Construction contracts	(1,932,000)	(830,000)
Property, equipment and other	(619,000)	(565,000)
	(5,778,000)	(4,326,000)
Net deferred income tax liabilities	$(2,190,000)	$(1,010,000)

The Company is subject to income taxes in the United States of America, the Republic of Ireland and in various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2012, except for a few exceptions including California and the Republic of Ireland where the open periods are one year longer.

NOTE 15 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic earnings per share amounts were computed by dividing net income by the weighted average number of shares of common stock that were outstanding during the applicable period.

Diluted earnings per share amounts for the three months ended October 31, 2015 and 2014 were computed by dividing the corresponding net income amounts by the weighted average number of outstanding common shares for the applicable period plus 257,000 shares and 325,000 shares representing the total dilutive effects of outstanding stock options during the periods, respectively. The diluted weighted average number of shares outstanding for the three months ended October 31, 2015 and 2014 excluded the anti-dilutive effects of options to purchase 105,000 and 40,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the corresponding periods.

Diluted earnings per share amounts for the nine months ended October 31, 2015 and 2014 were computed by dividing the net income amounts by the weighted average number of outstanding common shares for the applicable period plus 271,000 shares and 371,000 shares representing the total dilutive effects of outstanding stock options during the corresponding periods, respectively. The diluted weighted average number of shares outstanding for the nine months ended October 31, 2015 and 2014 excluded the anti-dilutive effects of options to purchase 180,000 and 40,000 shares of common stock, respectively.

NOTE 16 — MAJOR CUSTOMERS

The Company’s significant customer relationships included two power industry service customers each of which accounted for 36% of consolidated revenues for the three months ended October 31, 2015, and they accounted for 42% and 41% of consolidated revenues for the nine months ended October 31, 2015. In addition, revenues associated with a new significant customer represented 10% of consolidated revenues for the three months ended October 31, 2015. The Company’s significant customer relationships last year included three power industry service customers which accounted for 44%, 44% and 10% of consolidated revenues for the three months ended October 31, 2014, and 45%, 39% and 14% of consolidated revenues for the nine months ended October 31, 2014.

Accounts receivable from the two largest major customers for the current year represented 42% and 41% of the corresponding consolidated balance as of October 31, 2015, and they represented 50% and 45% of the corresponding consolidated balance as of January 31, 2015.

NOTE 17 — SEGMENT REPORTING

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

Presented below are summarized operating results and certain financial position data of the Company’s reportable segments for the three months ended October 31, 2015 and 2014. The “Other” columns include the Company’s corporate and unallocated expenses.

Three Months Ended October 31, 2015	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$111,592,000	$2,375,000	$—	$113,967,000
Cost of revenues	86,103,000	1,602,000	—	87,705,000
Gross profit	25,489,000	773,000	—	26,262,000
Selling, general and administrative expenses	3,240,000	303,000	2,047,000	5,590,000
Income (loss) from operations	22,249,000	470,000	(2,047,000)	20,672,000
Other income, net	304,000	—	428,000	732,000
Income (loss) before income taxes	$22,553,000	$470,000	$(1,619,000)	21,404,000
Income tax expense				7,045,000
Net income				$14,359,000
Amortization of purchased intangibles	$119,000	$—	$—	$119,000
Depreciation	$143,000	$40,000	$3,000	$186,000
Property, plant and equipment additions	$146,000	$9,000	$3,000	$158,000
Goodwill	$22,525,000	$—	$—	$22,525,000
Total assets	$288,988,000	$2,694,000	$73,581,000	$365,263,000

Three Months Ended October 31, 2014	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$125,660,000	$1,904,000	$—	$127,564,000
Cost of revenues	95,863,000	1,388,000	—	97,251,000
Gross profit	29,797,000	516,000	—	30,313,000
Selling, general and administrative expenses	3,486,000	311,000	1,676,000	5,473,000
Income (loss) from operations	26,311,000	205,000	(1,676,000)	24,840,000
Other income, net	98,000	—	1,000	99,000
Income (loss) before income taxes	$26,409,000	$205,000	$(1,675,000)	24,939,000
Income tax expense				8,180,000
Net income				$16,759,000
Amortization of purchased intangibles	$61,000	$—	$—	$61,000
Depreciation	$94,000	$43,000	$3,000	$140,000
Property, plant and equipment additions	$1,629,000	$14,000	$—	$1,643,000
Goodwill	$18,476,000	$—	$—	$18,476,000
Total assets	$350,289,000	$2,833,000	$61,256,000	$414,378,000

Presented below are summarized operating results of the Company’s reportable segments for the nine months ended October 31, 2015 and 2014. As above, the “Other” columns include the Company’s corporate and unallocated expenses.

Nine Months Ended October 31, 2015	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$287,947,000	$8,941,000	$—	$296,888,000
Cost of revenues	214,618,000	6,348,000	—	220,966,000
Gross profit	73,329,000	2,593,000	—	75,922,000
Selling, general and administrative expenses	9,671,000	1,022,000	5,284,000	15,977,000
Income (loss) from operations	63,658,000	1,571,000	(5,284,000)	59,945,000
Other income, net	683,000	—	261,000	944,000
Income (loss) before income taxes	$64,341,000	$1,571,000	$(5,023,000)	60,889,000
Income tax expense				19,845,000
Net income				$41,044,000
Amortization of purchased intangibles	$283,000	$—	$—	$283,000
Depreciation	$312,000	$123,000	$9,000	$444,000
Property, plant and equipment additions	$2,566,000	$100,000	$5,000	$2,671,000

Nine Months Ended October 31, 2014	Power Industry Services	Telecom Infrastructure Services	Other	Consolidated
Revenues	$275,902,000	$4,883,000	$—	$280,785,000
Cost of revenues	215,174,000	3,684,000	—	218,858,000
Gross profit	60,728,000	1,199,000	—	61,927,000
Selling, general and administrative expenses	8,042,000	971,000	4,319,000	13,332,000
Income (loss) from operations	52,686,000	228,000	(4,319,000)	48,595,000
Other income, net	160,000	—	2,000	162,000
Income (loss) before income taxes	$52,846,000	$228,000	$(4,317,000)	48,757,000
Income tax expense				15,177,000
Net income				$33,580,000
Amortization of purchased intangibles	$182,000	$—	$—	$182,000
Depreciation	$286,000	$129,000	$8,000	$423,000
Property, plant and equipment additions	$1,718,000	$74,000	$50,000	$1,842,000

NOTE 18 — SUBSEQUENT EVENTS

Moxie Freedom

In November 2015, Moxie sold a significant interest in Moxie Freedom to an unaffiliated power plant investment firm and Moxie Freedom closed on financing for the completion of the project. At the closing, GPI received full payment on its notes receivable from Moxie Freedom and the related accrued interest. In addition, GPI received net cash proceeds of $2,555,000 which represents its 60% share of the corresponding development success fee. All amounts due to Moxie Freedom’s equipment supplier pursuant to the participation agreement discussed above in Note 3, including its 40% share of the development success fee, were paid in full. As a result of the closing, GPS received from Moxie Freedom the full notice-to-proceed with activities pursuant to the corresponding EPC contract.

Acquisition of The Roberts Company

On December 4, 2015, the Company acquired TRC Acquisition LLC which owns 100% of The Roberts Company Field Services, Inc. and The Roberts Company Fabrication Services, Inc. (collectively “TRC”), both Delaware corporations. This business combination was completed pursuant to the terms and conditions of a Membership Interest Purchase Agreement dated December 4, 2015. TRC, founded in 1977 and headquartered near Greenville, North Carolina, is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States.

Consideration included a $500,000 cash payment. In the event that certain performance conditions are met, Argan shall make an additional $500,000 cash payment to the former owners of TRC. In addition, the Company made cash payments totaling approximately $16 million in order to retire TRC’s outstanding bank debt and certain leases. The Company believes that the consideration is greater than the fair value of the net assets of TRC received on the closing date. However, the Company has not completed the allocation of the purchase price to the acquired assets which will be based, in large part, on evaluations that are being performed by independent asset and real estate appraisal firms.

The following unaudited pro forma information for the nine months ended October 31, 2015 and 2014 assumes that the purchases of both TRC and APC (see Note 2) had occurred on February 1, 2014. The pro forma information, as presented below, may not be indicative of the results that would have been obtained had the transactions occurred on February 1, 2014, nor is it indicative of the Company’s future results.

	2015	2014
Pro forma revenues	$452,474,000	$379,869,000
Pro forma net income	$31,763,000	$34,456,000
Pro forma net income attributable to the stockholders of Argan, Inc.	$20,336,000	$25,323,000
Pro forma earnings per share attributable to the stockholders of Argan, Inc.
Basic	$1.38	$1.75
Diluted	$1.35	$1.72

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2015, and the results of their operations for the three and nine months ended October 31, 2015 and 2014, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the Securities and Exchange Commission on April 16, 2015 (the “2015 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our 2015 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Our condensed consolidated financial statements include the accounts of Argan, Inc. (“Argan”), its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which Argan or one of its wholly-owned subsidiaries is deemed to be the primary beneficiary. Argan conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 94% and 98% of consolidated revenues for the nine months ended October 31, 2015 and 2014, respectively; Atlantic Projects Company Limited and affiliates (“APC,”) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company,” “we,” “us,” and “our.”

Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities, and APC represent our power industry services reportable segment. Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the Mid-Atlantic region. In Note 17 to the accompanying condensed consolidated financial statements, we have provided certain financial information relating to the operating results and assets of our reportable segments based on the manner in which our internal financial reports are separated for purposes of conducting financial performance reviews and making internal operating decisions.

Overview

For the three months ended October 31, 2015 (the third quarter of our fiscal year 2016), consolidated revenues declined by $13.6 million, or 10.7%, to $114.0 million for the current period, compared with consolidated revenues of $127.6 million for the third quarter of last year. The revenues of the power industry services segment decreased by $14.1 million, or 11.2%, to $111.6 million for the third quarter of the current year compared with revenues of $125.7 million for the three months ended October 31, 2014. Gross profit for the current quarter was $26.3 million compared with $30.3 million for last year’s third quarter. However, our gross profit percentage, expressed as a percentage of consolidated revenues for the applicable period, declined slightly to 23.0% for the current quarter from approximately 23.8% for the third quarter last year. Net income attributable to our stockholders for the three months ended October 31, 2015 decreased to $10.8 million, or $0.72 per diluted share, compared to $12.4 million, or $0.84 per diluted share, for the three months ended October 31, 2014. The amount of net income attributable to noncontrolling interests was approximately $3.6 million for the current period; the comparable amount for the three months ended October 31, 2014 was $4.3 million.

For the nine months ended October 31, 2015, consolidated revenues increased by $16.1 million, or 5.7%, to $296.9 million compared with consolidated revenues of $280.8 million for the same period of last year, due primarily to the increased revenues of our power industry services business during the current year period. The revenues of this group rose by $12.0 million, or 4.4%, to $287.9 million for the current period compared with $275.9 million for the nine months ended October 31, 2014. Gross profit also increased to $75.9 million for the nine months ended October 31, 2015 from $61.9 million for the nine months ended October 31, 2014, reflecting the increase in current year total revenues and an improvement in our gross profit percentage, expressed as a percentage of consolidated revenues for the applicable period, to 25.6% for the current period from 22.1% for the corresponding period last year. Net income attributable to our stockholders for the nine months ended October 31, 2015 increased to $29.6 million, or $1.97 per diluted share, compared with net income attributable to our stockholders of $24.4 million, or $1.66 per diluted share, for the nine months ended October 31, 2014. The amount of net income attributable to noncontrolling interests was $11.4 million for the current period; the comparable amount for the nine months ended October 31, 2014 was $9.1 million.

The variations in consolidated revenues for the periods presented in this report reflect primarily the maturing nature of construction activities conducted by the power industry services segment for two natural gas-fired, combined cycle power plant projects. As discussed below, both of these projects are located in the Marcellus Shale region of Pennsylvania. Last year, on-site activity was hampered somewhat during our first quarter by the poor winter weather experienced by the northeastern United States. Construction efforts ramped up considerably during the subsequent quarters as the weather improved and as both projects incurred the expected heavy portion of their machinery and equipment purchase costs. During the second and third quarters of the current year, the level of purchases has declined as the construction projects mature, and costs incurred are represented substantially by craft labor and subcontractor costs. As of October 31, 2014 and based on the amounts of contract costs incurred, the two projects were 43% and 30% complete, respectively.  As of October 31, 2015, on a comparable basis, the two projects were 87% and 74% complete, respectively. As a result, the revenues of the power industry services group are increased for the nine-month period ended October 31, 2015 compared with the corresponding revenues of the comparable period last year despite the lower amounts of revenues reported by the power industry services segment for the second and third quarters of the current year than the revenues of this reportable segment for the comparable periods last year.

Revenues of the power industry services reportable segment for the third quarter of the current year did benefit from the performance of early limited  activity on four new power plant projects, and the inclusion of the results of APC for a full quarterly period. Consolidated revenues for the three months ended October 31, 2015 included the revenues of APC for a full quarter, or approximately $6.9 million.

The improved overall profitability of the operating results for the nine months ended October 31, 2015 reflected the project-to-date effect of increased certainty of future costs and profit margins recognized on current projects during the second quarter. We did not recognize any additional gross margin improvements on significant projects during the third quarter.

Contract Backlog

Including the values of the four new projects discussed below, the contract backlog of GPS as of October 31, 2015 was approximately $1.2 billion.

During the current quarter, we announced that GPS had entered into a contract and had received a corresponding limited notice to proceed with early activities for the engineering, procurement and construction of a 1,000 MW combined cycle natural gas-fired power plant to be located in Luzerne County, Pennsylvania. In early November 2015, GPS received a full notice-to-proceed with the construction of this power plant pursuant to the previously awarded EPC contract which had an initial contract value of $402 million. This project is expected to be completed by mid-2018.

GPS has also entered into a pair of contracts for the engineering, procurement and construction of two 475 MW state-of-the-art, combined cycle natural gas-fired power plants that will be located in Middletown, Ohio, and Kings Mountain, North Carolina. The combined value of both of these EPC contracts is approximately $570 million and both projects have expected completion dates in the spring of 2018. In addition, GPS has been awarded the EPC contract for a dual-fuel 200 MW simple cycle peaking power plant to be built in Medway, Massachusetts. The contract value is approximately $99 million and the project has an expected completion date in mid-2018. GPS received limited notices to proceed with early activities related to all three of the newer projects. In October 2015, GPS received a full notice-to-proceed with construction activities for the power plant to be built in Middletown, Ohio.

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

The corresponding joint venture agreements, as amended, provide that we have the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts. Due to our financial control of the joint ventures, their accounts have been included in our condensed consolidated financial statements since the commencement of activities under the EPC Contracts which occurred near the end of the fiscal year ended January 31, 2014.

Moxie Freedom LLC

Last year, we entered into a Development Loan Agreement (the “DLA”) with Moxie Freedom LLC (“Moxie Freedom”), a wholly owned affiliate of Moxie Energy, LLC (“Moxie”) that is an unaffiliated limited liability company, relating to the development of a large natural gas-fired power plant with a nominal capacity of 1,000 MW. Under the DLA, Gemma Power, Inc. (“GPI”), our wholly owned subsidiary and an affiliate included in the GPS group of companies, agreed to make development loans to Moxie Freedom of up to $6 million in order to cover certain anticipated costs of the project development effort. Such loans earn interest based on an annual rate of 20% and were scheduled to mature no later than December 31, 2017. As of October 31, 2015, the total amount of the notes receivable and accrued interest was approximately $4.9 million.

Moxie Freedom has reimbursed GPS for certain project development support costs through additions to each monthly loan draw. At the time that Moxie Freedom secures construction and working capital financing and repays all development loans and any outstanding obligations related to letters of credit, it shall pay, or cause to be paid, a development success fee to us. As additional consideration for the financial commitments made by GPI under the DLA, we were granted the exclusive rights to provide EPC contract services for the project in accordance with basic terms that are outlined in the DLA. We announced that this EPC contract was obtained in July 2015.

In early November 2015 (see Note 18 to the accompanying condensed consolidated financial statements), Moxie sold a substantial portion of its ownership interest in Moxie Freedom to an unrelated power plant investment firm. As a result, GPI received full repayment of its development loans and accrued interest, GPI received payment of its share of the development success fee and GPS received a full notice-to-proceed with activities pursuant to the corresponding EPC contract.

GPI had previously entered into a participation agreement with an equipment supplier to Moxie Freedom. The supplier agreed to provide GPI with 40% of the funding for the development loans made to Moxie Freedom; GPI has received cash from the supplier of approximately $1.7 million in connection with this agreement as of October 31, 2015. The supplier received an undivided fractional interest in all present and future loans from GPI and the related security. Accordingly, it earned interest on the cash provided to GPI based on an annual rate of 20% and it was entitled to receive from GPI 40% of any of the development success fee earned by us in connection with the permanent financing and/or sale of the corresponding project.  As discussed above, this occured in November 2015 and all amounts due under the participation agreement were paid.

Moxie Freedom represented a variable interest entity (“VIE”) due to the lack of sufficient equity capital for it to complete the contemplated project development activities. The development loans being made by GPI to Moxie Freedom represented variable interests in the entity. Through its arrangements with Moxie Freedom, the Company was deemed to the primary beneficiary of the VIE as of April 30, 2015 and the condensed consolidated financial statements for the corresponding three-month period then ended included the accounts of Moxie Freedom. However, Moxie Freedom has substantially completed its project development efforts and pre-construction financial support was being provided substantially by the pending project investor resulting in a determination that the Company was no longer the primary beneficiary of the VIE. Accordingly, the deconsolidation of Moxie Freedom was reflected in the Company’s condensed consolidated financial statements for the second quarter of the current fiscal year.

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

The operating results of APC since the date of acquisition (May 29, 2015) are included in our operating results for the current periods and the balance sheet amounts of APC are included in our condensed consolidated balance sheet as of October 31, 2015.

The Acquisition of The Roberts Company

On December 4, 2015, we acquired The Roberts Company (“TRC”). TRC, founded in 1977 and headquartered near Greenville, North Carolina, is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States.  TRC will continue to operate under its own name and with its own management team as a member of our group of companies. We paid $0.5 million to acquire the member interests and assumed $16 million in debt obligations, which we subsequently paid off.  TRC historically has been a profitable company that incurred a loss in the current year, primarily due to taking on large contracts that resulted in significant losses.  With the reengagement and leadership of founder John Roberts, our financial support, and the substantial completion of certain of these loss contracts, we acquired TRC with the belief that it is positioned to succeed in the future.  However, there can be no assurance that TRC will succeed in the future.  Since the acquisition, we advanced an additional $10 million to TRC for working capital and general corporate purposes.

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

For calendar year 2014, electricity generated by natural gas-fired power plants comprised approximately 27% of total generation which represented a 9% annual decline. For 2014, the annual share of coal-generated electricity increased by approximately 5%, and represented 39% of total electricity power generation for the year. Over the last two calendar years, increased prices for natural gas caused an interruption in the overall shift in the percentage of power provided by gas-fired power plants versus coal-fired power plants.

The electricity-generation statistics for 2014 are inconsistent with the long-term power generation trends. Over the last 10 years, total power generation has increased by approximately 5%. During the same period, the amount of electricity generated by natural gas-fired power sources increased by 71%, and the amount of electric power generated by coal-fired plants declined by 20%. The amount of electricity provided by nuclear power plants increased over the last 10 years by only 3%. Electrical power generated by renewable energy sources (excluding hydroelectric sources) tripled over the last ten years, but represents only 6% of total generation. However, it was recently reported that power generation from natural gas-fired sources edged ahead of coal-fired power generation in the month of August 2015 representing the third month this year that electric power generated from natural gas has exceeded the amount of electric power generated from coal-fired sources.

Current projections of future power generation assume the sustained increase in natural gas production, which should lead to stable natural gas prices in the future. The availability of competitively priced natural gas, the existence of certain programs encouraging renewable fuel use, and the implementation of environmental rules should dampen future coal use. Announcements by electric utilities of the retirement of coal-fired and nuclear power plants continue, citing the availability of cheap natural gas, increasingly stringent environmental regulations and the significant costs of refurbishment and relicensing.  The future retirements of coal and nuclear plants will result in the need for new capacity, and new natural gas-fired plants are cheaper to build than coal, nuclear, or renewable plants, and are substantially more environmentally friendly than conventional coal-fired power plants.

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

Nevertheless, as we have stated in the past, we believe that the long-term prospects for natural gas-fired power plant construction are favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to a boom in natural gas supply. The abundant availability of cheap, less carbon-intense, natural gas should continue to be a significant factor in the economic assessment of future power plants. Current emission standards have also become a significant obstacle for any plan to build a new coal-fired power plant. The coal industry fears that the pending regulations limiting carbon emissions may jeopardize the continuing operation of existing coal-fired power plants. The future of clean burning coal-fired power plants is also uncertain. For multiple reasons, the retrofit of existing coal-fired plants in order to employ carbon-capture and sequestration processes (“CCS”) is problematic. Construction costs and schedules for new CCS plants are proving to be difficult to control, and these projects may be difficult to finance. A recent power industry trade publication predicted that only three large scale, coal-fired CCS power plants will be operating in North America by 2020.

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

Accordingly, our involvement with the development of projects sponsored by Moxie and others began after careful evaluation of the opportunities and risks. We structured the terms of our involvement with each of these projects in order to minimize the financial risks and to benefit from the successful development of the projects.

With a growing reputation as a low cost provider of EPC contracting services and with an increasing track record of the timely deliveries of completed power facilities, particularly combined-cycle, gas-fired power plants, we are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. Moreover, we believe that the EPC contract approach, once considered an alternative delivery method for power plant construction, has become an accepted industry practice in the United States as a strategy that gives project owners an end-to-end solution by putting nearly all aspects and phases of a project under a single contract.

We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions.  Our performance on current projects, including four new EPC projects awarded to us over the last four months, should provide a stable base of business activity for the next few fiscal years with steady gross margins. We are looking forward to ramping up activities on the new projects, to continuing efficient performance on current projects and to being able to take advantage of new opportunities that should continue to emerge in this improving business environment.

Comparison of the Results of Operations for the Three Months Ended October 31, 2015 and 2014

The following schedule compares the results of our operations for the three months ended October 31, 2015 and 2014. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding quarter.

	2015		2014
Revenues
Power industry services	$111,592,000	97.9%	$125,660,000	98.5%
Telecommunications infrastructure services	2,375,000	2.1%	1,904,000	1.5%
Revenues	113,967,000	100.0%	127,564,000	100.0%
Cost of revenues *
Power industry services	86,103,000	77.2%	95,863,000	76.3%
Telecommunications infrastructure services	1,602,000	67.5%	1,388,000	72.9%
Cost of revenues	87,705,000	77.0%	97,251,000	76.2%
Gross profit	26,262,000	23.0%	30,313,000	23.8%
Selling, general and administrative expenses	5,590,000	4.9%	5,473,000	4.3%
Income from operations	20,672,000	18.1%	24,840,000	19.5%
Other income, net	732,000	0.7%	99,000	0.1%
Income before income taxes	21,404,000	18.8%	24,939,000	19.6%
Income tax expense	7,045,000	6.2%	8,180,000	6.5%
Net income	14,359,000	12.6%	16,759,000	13.1%
Net income attributable to noncontrolling interests	3,552,000	3.1%	4,337,000	3.4%
Net income attributable to our stockholders	$10,807,000	9.5%	$12,422,000	9.7%

                                                * Each percentage amount for cost of revenues represents the percentage of revenues of the applicable segment.

Revenues

Power Industry Services

As stated above, the revenues of the power industry services business decreased by $14.1 million to $111.6 million, or 11.2%, for the three months ended October 31, 2015 compared with revenues of $125.7 million for the third quarter last year. The revenues of this business represented approximately 98% of consolidated revenues for the three months ended October 31, 2015, and 99% of consolidated revenues for the three months ended October 31, 2014.

The operating results of this reportable business segment for the current quarter included revenues associated with performance on two significant construction projects, the large gas-fired combined-cycle power plants located in the Marcellus shale region of Pennsylvania. The combined revenues associated with these gas-fired power plant projects represented approximately 73% of this reportable segment’s revenues for the current quarter. In addition, the current quarter included revenues associated with four new EPC projects, which represented approximately 19% of this segment’s revenues for the quarter, and revenues in the amount of $6.9 million, or 6% of segment revenues, provided by the newly acquired company, APC.

The operating results of this business for the third quarter last year included revenues associated with performance on three significant construction projects. The revenues associated with the two gas-fired power plant projects located in the Marcellus Shale region of Pennsylvania and the revenues earned in connection with the construction of the biomass-fired plant that was completed last year in eastern Texas represented approximately 45%, 44% and 11% of this segment’s revenues for the three months ended October 31, 2014, respectively.

Future revenues associated with the two current Pennsylvania projects are expected to decline during the remainder of the current year as the projects progress toward their completion in the first half of fiscal year 2017. However, these decreases should be more than offset by revenues earned on the early construction activities associated with new projects and increased revenues contributed by APC.

Telecommunications Infrastructure Services

The revenues of this business segment increased by 25% for the current quarter compared with the corresponding period last year. For the three months ended October 31, 2015, approximately 69% of SMC’s revenues were derived from outside plant services provided for various customers. Most significantly, revenues earned in connection with underground cabling work performed at multiple commuter train stations of the Maryland Transit Administration (“MTA”) represented approximately 18% of SMC’s revenues for the current quarter. However, this work was substantially completed during the current quarter.

Cost of Revenues

These costs were $87.7 million and $97.3 million for the three months ended October 31, 2015 and 2014, respectively. Gross profit amounts for the three months ended October 31, 2015 and 2014 were $26.3 million and $30.3 million, respectively. Our overall gross profit percentage of 23.0% of consolidated revenues was slightly lower in the current quarter compared with 23.8% reported for the third quarter last year. Gross margin percentages achieved on the Panda Projects for the current quarter were higher than those recognized for last year’s third quarter and SMC’s overall gross margin percentage has improved. However, these favorable effects were more than offset by the aggregate lower gross margin percentage being recognized on new projects and the gross margin percentage associated with the revenues of APC for the current quarter.

Selling, General and Administrative Expenses

These costs were approximately $5.6 million and $5.5 million for the three months ended October 31, 2015 and 2014, respectively, representing approximately 4.9% and 4.3% of consolidated revenues for the corresponding periods, respectively. The increase was due primarily to the inclusion of the selling, general and administrative costs of APC for the current quarter in the approximate amount of $949,000 offset by a decrease in accrued bonus expense when compared to the prior year period.

Income Tax Expense

For the three months ended October 31, 2015, we incurred income tax expense of approximately $7.0 million reflecting an estimated annual effective income tax rate of 32.5%. This rate differed from the expected federal income tax rate of 35% due primarily to the favorable effects of permanent differences including the exclusion of income attributable to the noncontrolling interests in the consolidated construction joint ventures of GPS and the domestic manufacturing deduction.

For the three months ended October 31, 2014, we incurred income tax expense of $8.2 million reflecting an estimated annual effective income tax rate of 30.9% including discreet items, which was less than the expected federal income tax rate of 35% due primarily for the same reasons as the current quarter.  Ultimately, the effective income tax rate for the year ended January 31, 2015 was 32.5%.

Other Income

Other income, net, for the three months ended October 31, 2015 amounted to $732,000 which included interest income of $339,000 earned on notes receivable and bank certificates of deposit and foreign exchange gains of $383,000 realized during the quarter and related to the translation of a Euro bank account opened in the name of Argan that has since been closed. Other income, net, for the three months ended October 31, 2014 amounted to $99,000. Last year, the interest income related to the notes receivable from Moxie Freedom was eliminated in the consolidation of the Moxie Freedom variable interest entity with the financial statements of Argan and its other consolidated subsidiaries.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2015 and 2014

The following schedule compares the results of our operations for the nine months ended October 31, 2015 and 2014. Except where noted, the percentage amounts represent the percentage of revenues for the corresponding period.

	2015		2014
Revenues
Power industry services	$287,947,000	97.0%	$275,902,000	98.3%
Telecommunications infrastructure services	8,941,000	3.0%	4,883,000	1.7%
Revenues	296,888,000	100.0%	280,785,000	100.0%
Cost of revenues *
Power industry services	214,618,000	74.5%	215,174,000	78.0%
Telecommunications infrastructure services	6,348,000	71.0%	3,684,000	75.4%
Cost of revenues	220,966,000	74.4%	218,858,000	77.9%
Gross profit	75,922,000	25.6%	61,927,000	22.1%
Selling, general and administrative expenses	15,977,000	5.4%	13,332,000	4.8%
Income from operations	59,945,000	20.2%	48,595,000	17.3%
Other income, net	944,000	0.3%	162,000	0.1%
Income before income taxes	60,889,000	20.5%	48,757,000	17.4%
Income tax expense	19,845,000	6.7%	15,177,000	5.4%
Net income	41,044,000	13.8%	33,580,000	12.0%
Net income attributable to noncontrolling interests	11,427,000	3.8%	9,133,000	3.3%
Net income attributable to our stockholders	$29,617,000	10.0%	$24,447,000	8.7%

                                                * Each percentage amount for cost of revenues represents the percentage of revenues of the applicable segment.

Revenues

Power Industry Services

The revenues of the power industry services business increased by $12.0 million to $287.9 million, or 4.4%, for the nine months ended October 31, 2015 compared with revenues of $275.9 million for the corresponding period last year. The revenues of this business represented approximately 97% and 98% of consolidated revenues for the nine months ended October 31, 2015 and 2014.

The revenues of this reportable business segment for the current year period included primarily revenues associated with performance on two significant construction projects, the large gas-fired combined-cycle power plants located in the Marcellus shale region of Pennsylvania. The combined revenues associated with these two large projects and new projects awarded this year represented approximately 94% of this reportable segment’s revenues for the current period. In addition, the current period included revenues in the amount of $10.3 million that were provided by the newly acquired company, APC, and revenues in the amount of $1.6 million that were recorded in connection with the resolution of the Altra bankruptcy matter discussed in Note 11 to the accompanying condensed consolidated financial statements.

The operating results of this business for the nine months ended October 31, 2014 included primarily revenues associated with performance on three construction projects, including the two power plants located in Pennsylvania and the biomass-fired power plant located in eastern Texas that was completed last year. As discussed above, construction efforts ramped up considerably in Pennsylvania during the second quarter last year with large equipment purchases bolstering revenues for these projects through the first quarter of the current year. The combined revenues related to these two projects represented 85% of this segment’s revenues for the nine-month period ended October 31, 2014. Revenues earned in connection with the construction of and start-up preparation for the biomass-fired plant represented approximately 14% of this reportable segment’s revenues for the nine-month period ended October 31, 2014.

Telecommunications Infrastructure Services

The revenues of SMC increased by 83% in the nine month period ended October 31, 2015 compared with SMC’s revenues earned during the comparable period last year due primarily to the work performed for MTA which represented approximately 32% of this segment’s revenues for the current year period. This work was substantially completed during the current quarter.

Cost of Revenues

Due to the increase in consolidated revenues for the nine months ended October 31, 2015 compared with consolidated revenues for the nine months ended October 31, 2014, the corresponding consolidated cost of revenues also increased. These costs were $221.0 million and $218.9 million for the nine months ended October 31, 2015 and 2014, respectively. Gross profits for the nine-month periods ended October 31, 2015 and 2014 were $75.9 million and $61.9 million, respectively. Our overall gross profit percentages for the nine months ended October 31, 2015 and 2014, expressed as percentages of revenues for the corresponding period, were 25.6% and 22.1%, respectively. The gross profit amounts recognized on current projects reflect the improving performance of the construction teams on these maturing projects and management’s growing confidence that the remainder of the work will be performed efficiently. When this segment’s future revenues reflect increasing levels of activities associated with the newly awarded projects, the overall gross profits will likely return to lower percentages.

Selling, General and Administrative Expenses

These costs increased by $2.7 million to approximately $16.0 million for the nine months ended October 31, 2015 from approximately $13.3 million for the corresponding period of last year. These expense amounts were 5.4% and 4.8% of revenues for the corresponding periods, respectively. The increase was primarily due to acquisition costs and the selling, general and administrative costs related to APC during the five-month period since acquisition and included in our results for the nine months ended October 31, 2015 which were approximately $2.0 million. Additionally, there were increased costs associated with staffing up at GPS in anticipation of the simultaneous start-up of four new EPC projects.

Income Tax Expense

For the nine months ended October 31, 2015 and 2014, we incurred income tax expense of $19.8 million and $15.2 million, respectively, reflecting estimated annual effective income tax rates of 32.5% and 30.9% for the corresponding fiscal years, respectively. For both calculations, the effective rates differed from the expected federal income tax rate of 35% due primarily to the favorable effects of permanent differences including the exclusion of income attributable to the noncontrolling interests and the domestic manufacturing deduction. As stated above, the actual annual effective income tax rate for the year ended January 31, 2015 was $32.5%.

Other Income

Other income, net, for the nine months ended October 31, 2015 was $944,000. For the current period, this amount included interest income in the amount of $606,000, the gain recorded upon the deconsolidation of Moxie Freedom during the second quarter in the amount of $349,000 and a net foreign exchange gain of $165,000. The favorable total of these amounts was partially offset during the current period by interest expense in the amount of $203,000 related primarily to our note payable to Moxie Freedom’s equipment supplier as discussed above. Other income, net, for the nine months ended October 31, 2014 was $162,000.

Liquidity and Capital Resources as of October 31, 2015

During the current year, we made short-term investments resulting in a balance of $104.1 million as of October 31, 2015. These purchases contributed significantly to the decrease of $156.9 million in cash and cash equivalents during the current nine-month period to a balance of $176.8 million as of October 31, 2015. The balance of cash and cash equivalents was $333.7 million as of January 31, 2015. In an effort to achieve modest, low-risk increases in the income yield on invested cash balances, we purchased certificates of deposit from our Bank during the current period which are classified as short-term investments in our condensed consolidated balance sheet as of October 31, 2015 with original terms between three and six months. In addition, the amounts of billings on current projects that temporarily exceed the corresponding amounts of costs and estimate earnings decreased during the current nine-month period as work progressed representing a use of cash in the amount of $76.5 million. However, our working capital increased by $35.1 million to $184.0 million as of October 31, 2015 from $148.9 million as of January 31, 2015, as our net income for the nine months ended October 31, 2015 in the amount of $41.0 million represented a source of cash.

At October 31, 2015, there were no restrictions with respect to inter-company payments from GPS, APC or SMC to the holding company. The condensed consolidated balance sheets as of October 31, 2015 included cash, cash equivalents and short-term investments held within consolidated joint venture entities. The combined balance of joint venture cash and cash equivalents was $45.7 million as of October 31, 2015; short-term investments of the joint ventures amounted to approximately $21.0 million as of October 31, 2015. These amounts will be used primarily to cover future construction costs incurred by the joint ventures.

The acquisition of APC required the use of cash in the amount of $4.2 million; this amount was net of cash acquired. We also expended cash to make capital expenditures in the amount of $2.7 million during the nine months ended October 31, 2015 including capitalized power plant project development costs incurred by Moxie Freedom prior to its deconsolidation during the second quarter.

We lent cash during the nine months ended October 31, 2015 in the amount of $931,000 to power plant developers. The total of the notes receivable and accrued interest was $6.8 million as of October 31, 2015, and related to several power plant development projects for different owners including Moxie Freedom (we received payment of the note balance, plus accrued interest, upon the sale and funding of this project in November 2015 — see Note 18 to the accompanying condensed consolidated financial statements). The comparable balance of notes receivable and related accrued interest included in our balance sheet as of January 31, 2015 was $1.8 million. With the deconsolidation in the second quarter of the current year, the balance of notes receivable from Moxie Freedom and the related accrued interest in the total amount of approximately $4.0 was added to our consolidated balance sheet.

During the nine months ended October 31, 2015, we did receive funding from Moxie Freedom’s equipment supplier in the amount of $948,000 pursuant to the participation agreement. The corresponding amount payable to the supplier in the total amount of $1.7 million was included in accrued expenses in our condensed consolidated balance sheet as of October 31, 2015 (which was subsequently paid off in November 2015 upon the sale and funding — see Note 18 to the accompanying condensed consolidated financial statements). We also received approximately $1.8 million in cash proceeds and related net excess income tax benefit during the current nine-month period from the exercise of options to purchase 96,450 shares of our common stock.

During the nine months ended October 31, 2014, our balance of cash and cash equivalents increased by approximately $88.8 million to $361.0 million from a balance of $272.2 million as of January 31, 2014. For the same period, our working capital increased to $162.0 million as of October 31, 2014 from $133.3 million as of January 31, 2014.

The increase in cash and cash equivalents over the nine-month period ended October 31, 2014 was due substantially to our profitable operations as net income for the period was $33.6 million. We increased the amount of accounts payable and accrued liabilities and experienced a temporary increase in the amount of billings in excess of costs incurred and estimated earnings on current construction projects. These increases provided cash in the approximate amounts of $29.1 million and $21.4 million during the prior year period, respectively. Primarily as a result of these factors, net cash was provided in the amount of $86.4 million during the nine months ended October 31, 2014 by our operating activities.

We also received approximately $3.9 million in cash proceeds and $1.0 million in related excess income tax benefit during the nine months ended October 31, 2014 from the exercise of options to purchase our common stock. Partially offsetting these effects during the prior year, we made capital expenditures in the amount of approximately $1.8 million, including capitalized project development costs related to Moxie Freedom in the amount of approximately $1.6 million. We lent cash in the amount of $614,000 to power plant developers. The latter amount excluded GPI’s loans to the Moxie Freedom project entity during the period which approximated $1.3 million; these loans were eliminated from our consolidated financial statements for the nine months ended October 31, 2014 with the inclusion of the accounts of Moxie Freedom.

During the second quarter of the current year, we renegotiated our financing arrangements with Bank of America (the “Bank”); the replacement agreement was completed in August 2015. It provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. We may also use the borrowing ability to cover standby letters of credit issued by the Bank for our use in the ordinary course of business. There were no actual borrowings outstanding under Bank financing arrangements as of October 31, 2015 or January 31, 2015. Borrowing availability in the total amount of $1.35 million has been designated to cover several letters of credit issued by the Bank, with expiration dates ranging from September 23, 2016 to November 5, 2016, in support of the project development activities of a potential power plant owner.

The Company has pledged the majority of its assets to secure the financing arrangements. However, the Bank’s consent is not required for acquisitions, divestitures, cash dividends and significant investments as long as certain conditions are met. The

Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. We were in compliance with the financial covenants of the applicable borrowing arrangements as of October 31 and January 31, 2015. Management believes that the Company will continue to comply with its financial covenants under the replacement financing arrangements.

If the Company’s performance results in our noncompliance with any of the financial covenants, we would most likely seek to modify the financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of all then outstanding senior debt due and payable.

At October 31, 2015, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

We believe that cash on hand, cash that will be provided over the next six months with the maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future without deterioration of working capital. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

During the nine-month period ended October 31, 2015, there were no material changes in either our off balance sheet arrangements or our contractual obligations that are discussed in Item 7 of our 2015 Annual Report.

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

The following table presents the determinations of EBITDA for the nine months ended October 31, 2015 and 2014:

	2015	2014

Net income, as reported	$41,044,000	$33,580,000
Interest expense	203,000	—
Income tax expense	19,845,000	15,177,000
Depreciation	444,000	423,000
Amortization of purchased intangible assets	283,000	182,000
EBITDA	61,819,000	49,362,000
Noncontrolling interests -
Net income	11,427,000	9,133,000
Interest expense	219,000	—
Income tax expense (benefit)	44,000	(79,000)
EBITDA of noncontrolling interests	11,690,000	9,054,000
EBITDA attributable to the stockholders of Argan, Inc.	$50,129,000	$40,308,000

As we believe that our net cash (used in) provided by operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in or provided by operating activities that are presented in our condensed consolidated statements of cash flows for the nine months ended October 31, 2015 and 2014:

	2015	2014

EBITDA	$61,819,000	$49,362,000
Current income tax expense	(18,857,000)	(15,513,000)
Stock option compensation expense	1,708,000	1,489,000
Gain on the deconsolidation of the VIE	(349,000)	—
Interest expense	(203,000)	—
Increase in accounts receivable	(8,072,000)	546,000
Changes related to the timing of scheduled billings	(76,207,000)	21,636,000
(Decrease) increase in accounts payable and accrued liabilities	(4,702,000)	29,147,000
Increase in prepaid expenses and other	(2,015,000)	(308,000)
Net cash (used in) provided by operating activities	$(46,878,000)	$86,359,000

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting; and the reporting of any legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special interest entities including joint ventures and variable interest entities. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our 2015 Annual Report. During the nine-month period ended October 31, 2015, there have been no material changes in the way we apply the critical accounting policies described therein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. During the nine-month period ended October 31, 2015, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

The acquisition of APC makes us subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (US Dollars) that will be properly recognized as a cumulative translation adjustment in accumulated other comprehensive income (loss) which is net of tax, when applicable. Net foreign currency exchange losses were incurred during the current year associated primarily with a Euro-denominated bank account opened by us in order to complete the acquisition of APC. During the current quarter, this bank account was closed.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) as of October 31, 2015. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15 or 15d-15 under the Exchange Act) occurred during the fiscal quarter ended October 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Included in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the nine-month period ended October 31, 2015. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that there or no current claims or proceedings that could have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in a period of weak recovery from a significant economic recession and major disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies such as APC and TRC into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, our dependence upon key managers and employees and our ability to retain them, potential fluctuations in quarterly operating results and a series of risks associated with our power industry services business, among other risks.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit No.	Title

Exhibit 10.1	Employment Agreement dated as of October 13, 2015 by and between Argan, Inc. and David H.
Watson.
Exhibit 10.2	Replacement Credit Agreement, dated as of August 10, 2015, among Argan, Inc. (the “Company”), Certain Subsidiaries of the Company, as Designated Borrowers; and Bank of America, N.A., as the Lender.
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934
Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS#	XBRL Instance Document
Exhibit 101.SCH#	XBRL Schema Document
Exhibit 101.CAL#	XBRL Calculation Linkbase Document
Exhibit 101.LAB#	XBRL Labels Linkbase Document
Exhibit 101.PRE#	XBRL Presentation Linkbase Document
Exhibit 101.DEF#	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

December 10, 2015	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer

December 10, 2015	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer