Form 10-K
period 2016-01-31
ARGAN INC
filed 2016-04-15
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $442,080,000 on July 31, 2015 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE as reported for that date.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 14, 2016: 14,843,469 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2016 Annual Meeting of Stockholders to be held on June 23, 2016 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES

2016 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS.

Argan, Inc. (“Argan”) conducts operations through its wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), Atlantic Projects Company Limited (“APC”), Southern Maryland Cable, Inc. (“SMC”) and The Roberts Company (“TRC”) (together referred to as the “Company,” “we,” “us,” or “our”). The affiliates of GPS include its majority-controlled joint ventures and any variable interest entities for which Argan or one of its wholly-owned subsidiaries is deemed to be the primary beneficiary. Through GPS, which provided 90%, 98% and 96% of consolidated revenues for the years ended January 31, 2016, 2015 and 2014, respectively, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, municipalities, public institutions and private industry. Through APC, we provide construction and technical services for power generation, oil and gas, industrial and process industry customers. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to commercial, federal government and local government customers. Through TRC, we provide fully integrated fabrication, construction and plant services designed to work specifically with heavy and light industrial customers.

Holding Company Structure

Argan was organized as a Delaware corporation in May 1961. We intend to make additional acquisitions and/or investments by identifying companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cash flows for the Company and value for our stockholders. Argan is a holding company with no operations other than its continuing investments in GPS, APC, SMC and TRC.

Power Industry Services

GPS is a full service engineering, procurement and construction (“EPC”) contractor with the proven abilities of designing, building and commissioning large-scale energy projects in the United States. The extensive design, construction, start-up and operating experience of GPS has grown with installed and under-contract capacity for more than 76 facilities representing over 14,000 MW of power-generating capacity. Our power projects have included base-load combined-cycle facilities, simple-cycle peaking plants and boiler plant construction and renovation efforts. We have also broadened our experience into the renewable energy industry by providing EPC contracting services to the owners of alternative energy facilities, including biomass plants, wind farms and solar fields. Typically, the scope of work for GPS includes complete plant design and construction from site development through electrical interconnection and plant testing. The durations of our construction projects may extend to three years. The contract backlog of GPS as of January 31, 2016 was approximately $1.1 billion, with an additional $0.4 billion added subsequent to year end.

On May 29, 2015, we acquired APC, a private company formed in Dublin in the Republic of Ireland over 40 years ago, and its affiliated companies. APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. APC has successfully completed projects in more than 30 countries on six continents. With its presence in Ireland and its other offices located in Hong Kong, Singapore and New York, APC expanded our operations internationally for the first time. The fair value of the consideration transferred to the former owners of APC was approximately $11.1 million, including cash and 98,818 shares of our common stock.  The operating results of APC have been included in our consolidated operating results since the date of its acquisition and the balance sheet amounts of APC are included in our consolidated balance sheet as of January 31, 2016.

GPS and APC represent our power industry services reportable segment.  The revenues of our power industry services business segment were $388 million, $377 million and $219 million for the years ended January 31, 2016, 2015 and 2014, respectively, or 94%, 98% and 96% of our consolidated revenues for the corresponding periods, respectively.

During our fiscal year ended January 31, 2016 (“Fiscal 2016”), we have seen significant growth in our backlog of projects, have continued construction on the two projects being performed for affiliates of Panda Power Funds (the “Panda Liberty and the Panda Patriot Projects”) that are scheduled for completion during calendar year 2016, and started up five new major projects.

The following table summarizes each of these projects:

Current Project	Location	Size of Facility	Date FNTP Received(1)	Scheduled Completion
Panda Liberty Power Project	Pennsylvania	829 MW	August 2013	2016
Panda Patriot Power Project	Pennsylvania	829 MW	December 2013	2016
Caithness Moxie Freedom Generating Station	Pennsylvania	1,040 MW	November 2015	2018
CPV Towantic Energy Center(2)	Connecticut	785 MW	March 2016	2018
NTE Middletown Energy Center	Ohio	475 MW	October 2015	2018
NTE Kings Mountain Energy Center	North Carolina	475 MW	March 2016	2018
Exelon West Medway II Facility	Massachusetts	200 MW	(3)	2018

(1) The date that Full Notice to Proceed (“FNTP”) is received typically reflects when the projects financing is in place and work activity related to the project increases significantly.

(2) The full contract value for this project was added to backlog subsequent to Fiscal 2016.

(3) The FNTP for this project is subject to Massachusetts regulatory approvals.

During our fiscal year ended January 31, 2015 (“Fiscal 2015”), we also completed a biomass-fired project for East Texas Electric Cooperative, Inc. (“ETEC”) covering EPC contracting services for a 50 MW power plant fueled by chipped timber located near Woodville, Texas (the “Woodville EPC Project”).  The contract had a value of approximately $169 million and was finished ahead of its December 2014 planned completion date. We have received a contract from ETEC for the operation and maintenance of this power plant for a term of three years beyond the mobilization period.

During the fiscal year ended January 31, 2014, our successfully completed projects included, most significantly, the construction of an 800 MW simple-cycle quick start peaking power plant located near Desert Hot Springs, California, encompassing the delivery and installation of eight gas turbines for the project owner, CPV Sentinel, LLC.

Contract Backlog

Contract backlog represents the total accumulated value of projects awarded less the amounts of revenues recognized to date on contracts at a specific point in time. We believe contract backlog is an indicator of future revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and the future revenues of this reportable business segment. At January 31, 2016, the total contract backlog of this segment was $1.1 billion. With the addition of the CPV Towantic Energy Center which was booked subsequent to fiscal year end, the backlog of projects would have exceeded $1.5 billion. Our total contract backlog amount as of January 31, 2015 was $423 million.

Project Developmental Activities

We opportunistically participate in developmental and related financing activities 1) to develop a proprietary pipeline for future EPC activities, 2) to secure exclusive rights to EPC contracts, and 3) to generate profits through interest and success fees. We have partnered with Moxie Energy, LLC (“Moxie”) to take principal positions in the initial stages of development for three projects in the Marcellus Shale Region.  All three developmental efforts have successfully been completed resulting in GPS securing the rights for EPC contracts for large scale natural gas-fired power plants. The Panda Liberty Project and the Panda Patriot Project developments were completed in 2013 and the development efforts for the Caithness Moxie Freedom Generating Station project were completed in 2015.  Success fees related to these three projects totaled $31 million.

Joint Ventures

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of completing a project or program for a project owner, such as a government agency or a commercial enterprise. These special purpose entities are generally dissolved upon completion of the corresponding project or program. Accordingly, GPS assigned the EPC contracts for the Panda Liberty and Patriot Projects to joint ventures that were formed during our fiscal year ended January 31, 2014 (“Fiscal 2014”) to perform the work for the applicable project and to spread the bonding risk associated with the projects. Our partner for both ventures is the same large, heavy civil contracting firm.  The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of these EPC contracts for the projects. However, if the joint venture partner is unable to pay its share of any losses, GPS would be fully liable. GPS has no significant commitments beyond those related to the completion of the EPC contracts for the Panda Liberty and Panda Patriot Projects. The joint venture partners are dedicating resources to the projects that are necessary to complete the power plants and they are being reimbursed for their costs. GPS is performing most of the activities of these EPC contracts. Due to our financial control over the joint ventures, they are included in our consolidated financial statements for the years ended January 31, 2016, 2015 and 2014.

Materials

In connection with the engineering and construction of traditional power plants, biodiesel plants and other renewable energy systems, we procure materials for installation on the various projects. With our assistance, the project owners frequently procure and supply certain major components of the power plants such as the natural gas-fired combustion turbines. We are not dependent upon any one source for materials that we use to complete a particular project, and we are not currently experiencing difficulties in procuring the necessary materials for our contracted projects. However, we cannot guarantee that in the future there will not be unscheduled delays in the delivery of materials and equipment ordered by us or a project owner.

Competition

We compete with numerous large and well capitalized private and public firms in the construction and engineering services industry. These competitors include Bechtel Corporation and Fluor Corporation, global firms providing engineering, procurement, construction and project management services; SNC-Lavalin Group, Inc., a diversified Canadian construction and engineering firm; Chicago Bridge & Iron Company N.V., a diversified firm providing consulting, engineering, construction and facilities management services; Skanska AB, a leading international project development and construction company; and Kiewit Corporation, an employee-owned global construction firm. These and other competitors are multi-billion dollar companies with thousands of employees. We also may compete with regional construction services companies in the markets where planned projects might be located.

To compete with these firms, we emphasize our proven track record as a cost-effective choice for the design, build and commissioning of natural gas-fired and alternative power energy systems. Our extensive and successful experience includes the efficient completion of natural gas-fired simple cycle and combined cycle power plants, wood/coal-fired plants, waste-to-energy plants, wind farms, solar fields and biofuel processing facilities, all performed on an EPC contract basis. Through the power industry services segment, we provide a full range of competitively priced development, consulting, engineering, procurement, construction, commissioning and maintenance services to project owners. We are able to react quickly to their requirements while bringing a strong, experienced team to help navigate through difficult technical, scheduling and construction issues. We believe that we are uniquely positioned to assist in the development and delivery of innovative renewable energy solutions as world energy needs grow and efforts to reduce the effects of climate change increase.

Customers

For Fiscal 2016, we recognized revenues associated with EPC contract services provided to the owners of the Panda Liberty and Panda Patriot Projects that represented approximately 35% and 38% of consolidated revenues, respectively. Revenues earned in connection with the five new projects and the revenues for Fiscal 2016 contributed by APC since its acquisition by us represented the majority of the remaining revenues of the power industry services business for the year.

We also recognized significant portions of revenues for Fiscal 2015 pursuant to the EPC contracts for the Panda Liberty and Panda Patriot Projects that represented approximately 45% and 41% of consolidated revenues, respectively, and we recognized revenues related to the Woodville EPC Project, completed during Fiscal 2015, and the related mobilization, maintenance and operating efforts, which together represented approximately 12% of consolidated revenues for the year.

For Fiscal 2014, we recognized revenues associated with the Woodville EPC Project and an EPC contract with Competitive Power Ventures for the construction of a simple cycle natural gas-fired power plant located in Southern California that was completed during the year. These EPC projects represented approximately 33% and 22% of consolidated revenues for the year, respectively. In addition, the combined revenues recognized pursuant to the EPC contracts associated with the Panda Liberty and Panda Patriot Projects represented approximately 21% of consolidated revenues and the fees earned in connection with the successful development of these projects represented approximately 12% of consolidated revenues for Fiscal 2014.

Regulation

Our power industry service operations are subject to various federal, state, local and foreign laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement, employee compensation and security clearance requirements. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that we have all the licenses required to conduct our current operations and that we are in substantial compliance with applicable regulatory requirements.

Industrial Fabrication and Field Services

On December 4, 2015, we acquired The Roberts Company (“TRC”), which was founded in 1977 and is headquartered near Greenville, North Carolina.  TRC is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States including pulp and paper, petrochemical and power companies among others. We paid $500,000 to acquire the member interests of TRC, and assumed approximately $16 million in bank debt obligations, which we paid off on the acquisition closing date.  We plan to have TRC continue to operate under its own name with its own management team. TRC is currently presented as a separate reportable business segment, Industrial Fabrication and Field Services.  TRC historically has primarily been a profitable company that incurred a net loss in its current year (the eleven month and four day period ended December 4, 2015), primarily due to taking on large contracts that resulted in significant losses. With the reengagement and leadership of TRC’s founder, John Roberts, our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it is positioned to succeed in the future with a return to profitable operations. We also believe that TRC has the skills and capacity to fabricate piping and pressure vessels for GPS, APC and their suppliers.  However, there can be no assurances that TRC will succeed in the future or will resume profitability. From December 5, 2015 through the end of our Fiscal 2016, or for a little under two months, TRC generated $15.3 million in revenues and incurred a $1.0 million loss.  Since the acquisition, we have advanced an additional $22.5 million providing TRC with the funds needed to finish the work on the loss contracts, to bolster working capital and for other general corporate purposes.

Telecommunications Infrastructure Services

Through SMC, which represents our telecommunications infrastructure services reportable business segment, we provide comprehensive technology wiring and utility construction solutions to customers in the mid-Atlantic region. We perform both outside plant and inside plant cabling. The revenues of SMC were $10.4 million, $6.4 million and $8.8 million for the years ended January 31, 2016, 2015 and 2014, respectively, or approximately 2%, 2% and 4% of our consolidated revenues for the corresponding periods, respectively.

Services provided to our outside premises customers include trench-less directional boring and excavation for underground communication and power networks, aerial cabling services, and the installation of buried cable, high and low voltage electric lines, and private area outdoor lighting systems. The outside premises services are primarily provided to state and local government agencies, regional communications service providers, electric utilities and other commercial customers. The wide range of inside premises wiring services that we provide to our customers include the structuring, cabling, terminations and connectivity that provide the physical transport for high speed data, voice, video and security networks.  These services are provided primarily to federal government facilities, including cleared facilities, on a direct and subcontract basis. Such facilities typically require regular upgrades to their wiring systems in order to accommodate improvements in security, telecommunications and network capabilities.

Consistently, a major portion of SMC’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with SMC’s major customers. Over the last three years, these major customers have included the Maryland Transit Administration; Howard County, Maryland; EDS and Southern Maryland Electric Cooperative, a local electricity cooperative.

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

Financing Arrangements

We have financing arrangements with Bank of America (the “Bank”) that are described in a Replacement Credit Agreement, effective August 10, 2015 (the “Credit Agreement”). The Credit Agreement, which supersedes our prior arrangements with the Bank, provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. We may also use the borrowing ability to cover standby letters of credit issued by the Bank for our use in the ordinary course of business. There were no actual borrowings outstanding under the Bank financing arrangements as of January 31, 2016 and 2015. Borrowing availability in the total amount of $1.35 million has been designated to cover several letters of credit issued by the Bank, with expiration dates ranging from September 23, 2016 to November 5, 2016, in support of the project development activities of a potential power plant owner.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. As of January 31, 2016, we were in compliance with the financial covenants of the Credit Agreement. We believe we will continue to comply with our financial covenants under the Credit Agreement.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment.  We regularly communicate with our employees to promote safety and to instill safe work habits.  GPS, TRC and SMC each have an experienced full time safety director committed to ensuring a safe work place, as well as compliance with applicable permits, insurance and local and environmental laws. Contracts with customers in each of our reportable business segments may require performance bonds or other means of financial assurance to secure contractual performance. Under such circumstances and/or as a means to spread project risk, we may consider an arrangement with a joint venture party in order to provide the required bonding to a prospective project owner (see Note 5 to the accompanying consolidated financial statements). We maintain material amounts of cash, cash equivalents and short-term investments on our balance sheet, and, as indicated above, we have the commitment of the Bank to issue irrevocable standby letters of credit up to an aggregate amount of $10.0 million in support of our bonding collateral requirements.  As of January 31, 2016, we had $822 million in bonded backlog related to GPS.

Employees

The total number of personnel employed by us is subject to the volume of construction in progress and the relative amount of work performed by subcontractors. We had approximately 1,188 employees at January 31, 2016, substantially all of whom were full-time. We believe that our employee relations are good.

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

Risks Related to Our Revenues

Our future revenues and earnings are dependent on the award of new contracts which we do not directly control.

Due primarily to the favorable operating results of GPS, we have generated income for the eight consecutive fiscal years ended January 31, 2009 through 2016. As described in the risks presented below, our ability to maintain profitable operations depends on many factors including the ability of the power industry services business segment to continue to obtain significant new EPC projects and to complete its projects successfully.

Our dependence on a few customers could adversely affect us.

The size of the energy plant construction projects of our power industry services segment frequently results in a limited number of projects contributing a substantial portion of our consolidated revenues each year. Should we fail to replace major projects that are completed by GPS in the future with new projects, future revenues and profits may be adversely affected.

Our dependence on large construction contracts may result in uneven financial results.

Our power industry service activities in any one fiscal quarter are typically concentrated on a few large construction projects for which we use the percentage-of-completion accounting method to determine corresponding revenues. To a substantial extent, our contract revenues are recognized as services are provided as measured by the amount of costs incurred. As the timing of equipment purchases, subcontractor services and other contract events may not be evenly distributed over the terms of our contracts, the amount of total contract costs may vary from quarter to quarter, creating uneven amounts of quarterly consolidated revenues. In addition, the timing of contract commencements and completions may exacerbate the uneven pattern. As a result of the foregoing, future amounts of consolidated revenues, cash flow from operations, net income and earnings per share reported on a quarterly basis may vary in an uneven pattern and may not be indicative of the operating results expected for any other quarter or for an entire fiscal year, thus rendering consecutive quarter comparisons of our consolidated operating results a less meaningful way to assess the growth of our business.

Our actual results could differ from the assumptions and estimates used to prepare our financial statements.

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

•                  the adequacy of allowances for uncollectible accounts and notes receivable; and

•                  the determination of stock-based compensation expense amounts.

Our actual business and financial results could differ from those estimates, which may impact our profits.

Failure to successfully operate our power industry services business will adversely affect us.

The operations of our power industry services business, which substantially consist of the operations conducted by GPS, represent a significant portion of our consolidated revenues and profits. The revenues of this reportable business segment were approximately $388 million, $377 million and $219 million, or 94%, 98% and 96% of consolidated revenues, for the years ended January 31, 2016, 2015 and 2014, respectively. Income from these operations before income taxes for these three years were $82 million, $70 million and $73 million, respectively. Our inability to successfully manage and grow our power industry services business will adversely affect our consolidated operating results and financial condition.

At any time, GPS and APC have a limited number of construction contracts. For example, two EPC projects represented 73% of our consolidated revenues for Fiscal 2016, and 81% of the aggregate value of the contract backlog of this segment at January 31, 2016 related to three EPC contracts. Should any unexpected suspension, termination or delay of the work under such EPC contracts occur, our results of operations may be materially and adversely affected.

Our backlog is subject to unexpected adjustments, delays and cancellations, and may be an uncertain indicator of future revenues.

At January 31, 2016, the total contract backlog of the power industry services business was $1.1 billion. With the addition of the CPV Towantic Energy Center subsequent to fiscal year end, the backlog of projects would have exceeded $1.5 billion, compared with a backlog value of $423 million as of January 31, 2015. Projects awarded to us may remain included in our backlog for an extended period of time. In addition, project cancellations or scope adjustments may occur with respect to contracts reflected in our backlog that could reduce the dollar amount of our backlog and the revenues and profits that we actually earn. We cannot guarantee that future revenues projected by us based on our backlog at January 31, 2016 and subsequently awarded projects will be realized or will result in profitable operating results. Should execution of these projects be interrupted, our future results of operations may be adversely affected.

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

For example, during Fiscal 2015, Moxie Energy, LLC (“Moxie”), an unaffiliated power plant project development firm, formed a special purpose entity, Moxie Freedom LLC (“Moxie Freedom”), for the purpose of developing a natural gas-fired power plant project in Luzerne County, Pennsylvania. We signed a development loan agreement with Moxie Freedom with a commitment to lend up to $6 million in funding; we received the right to receive the corresponding EPC contract and a success fee upon the successful completion of the development effort by Moxie. In early November 2015, Moxie sold a substantial portion of its ownership interest in Moxie Freedom and we received full repayment of our development loans, the related accrued interest and our share of the development success fee, and GPS received a full notice-to-proceed with activities pursuant to the corresponding EPC contract.  Approximately 79% of our consolidated revenues for Fiscal 2016 was earned pursuant to the EPC contracts that were obtained as a result of our supporting the three power plant development projects sponsored by Moxie.  Approximately 42% of our contract backlog as of January 31, 2016 was related to these three EPC contracts.

There are no assurances that we will benefit from successful future development efforts. Failure to obtain the opportunity to support future power plant development projects or the failure of any project developer firms supported by us to complete the development of power plants in the future would result in the loss of future potential construction business and could result in write-off adjustments related to the balance of any project development costs or amounts lent to potential project owners. Such an adjustment could have a material adverse impact on our operating results for a future reporting period.

Risks Related to Our Operational Execution

We may experience reduced profits or losses under contracts if costs increase above estimates.

Generally our business is performed under contracts that include cost and schedule estimates in relation to our services. Inaccuracies in these estimates may lead to cost overruns that may not be paid by our clients thereby resulting in reduced profits or losses. If a contract is significant or there are one or more events that impact a contract or multiple contracts, cost overruns could have a material impact on our reputation or our financial results, negatively impacting our financial condition, results of operations or cash flow.  At GPS, nearly 100 percent of the dollar-value of our backlog is currently fixed-price contracts, where we bear a significant portion of the risk for cost overruns. If we fail to accurately estimate the resources and time necessary for these types of contracts, or fail to complete these contracts within the timeframes and costs we have agreed upon, there could be a material impact on our financial results as well as our reputation.

Risks under our contracts which could result in cost overruns, project delays or other problems might also include:

•                  difficulties related to the performance of our clients, partners, subcontractors, suppliers or other third parties;

•                  delays in the scheduled deliveries of machinery and equipment ordered by us or a project owner;

•                  changes in local laws or difficulties or delays in obtaining permits, rights of way or approvals;

•                  unanticipated technical problems, including design or engineering issues;

•                  insufficient or inadequate project execution tools and systems needed in the future to record, track, forecast and control costs and schedules;

•                  unforeseen increases in or failures to properly estimate the cost of raw materials, components, equipment, labor or the inability to timely obtain them;

•                  delays or productivity issues caused by weather conditions;

•                  incorrect assumptions related to productivity, scheduling estimates or future economic conditions;

•                  work stoppages and other declines in the productivity of construction workers; and

•                  project modifications creating unanticipated costs or delays.

These risks tend to be exacerbated for longer-term contracts because there is increased risk that the circumstances under which we based our original cost estimates or project schedules will change over time with a resulting increase in costs. In many of these contracts, we may not be able to obtain compensation for additional work performed or expenses incurred, and if a project is not executed on schedule, we may be required to pay liquidated damages. In addition, these losses may be material and can, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition, results of operations or cash flow could be negatively impacted.

We try to mitigate these risks by reflecting in our overall cost estimates the reasonable possibility that a number of different and potentially unfavorable outcomes might occur.  If certain risk scenarios transpire and cost overruns occur on a project, it is possible that our overall cost estimate can absorb the cost overruns. There are no assurances that our estimates will be sufficient, which may lead to decreased profits or losses. In some cases, as certain risk scenarios are eliminated or are diminished significantly, and we estimate that our overall cost estimate for a project is greater than potential unforeseen cost overruns, we may increase the estimated gross margin on the project by decreasing the remaining overall cost estimate.

From time to time, we are involved in litigation proceedings, potential liability claims and contract disputes which may reduce our profits.

From time to time, we, our directors and/or certain of our current officers may be named as parties to lawsuits. Typically, it is not possible to predict the likely outcome of legal actions with certainty, and an adverse result in any lawsuit against us could have a material adverse effect on us. Litigation can involve complex factual and legal questions, proceedings may occur over several years and the outcomes are typically difficult to predict. Any claim that is successfully asserted against us could result in significant damage claims and other losses. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations over multi-year periods, which could adversely affect our financial condition, results of operations or cash flows.

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

In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of any liability may exceed our policy limits or self-insurance reserves. Further, we may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. Our management liability insurance policies are on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits and self-insurance reserves or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our future profits and cash available for operations.

In the future, we may bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional cost. Often, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used working capital in projects to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability in the future.

Our continued success requires us to retain and hire talented personnel.

Our future success is substantially dependent on the continued service and performance of the members of our current executive team and the senior management members of our businesses, including John Roberts, the chief executive officer and founder of TRC, and William Griffin, Jr., the chief executive officer of GPS. We cannot be certain that any such individual will continue in such capacity or continue to perform at a high level for any particular period of time. Our ability to operate productively and profitably, particularly in the power services industry and particularly related to the various new EPC projects recently awarded to GPS, may be limited by the loss of key personnel or our inability to attract, employ, retain and train skilled personnel necessary to meet our future requirements. We cannot be certain that we will be able to maintain experienced management teams and an adequately skilled group of employees necessary to operate efficiently, to execute EPC contracts successfully and to support our future growth strategy.  The loss of key personnel, or the inability to hire and retain qualified employees in the future, could negatively impact our ability to manage our business.

The shortage of trade labor may negatively impact our ability to execute on our EPC contracts.

There is a risk that our EPC project schedules become unachievable or that labor expenses will increase unexpectedly as a result of a shortage in the supply of skilled personnel.  Labor shortages or increased labor costs could impair our ability to maintain our business or grow our revenues. The inability to hire and retain qualified skilled employees in the future, including workers skilled in the construction crafts, could negatively impact our ability to complete our EPC contracts successfully.

Our employees work on projects that are inherently dangerous and a failure to maintain a safe work site could result in significant losses.

We often work on large-scale and complex projects, sometimes in geographically remote locations. Our project sites can place our employees and others near large and/or mechanized equipment, high voltage electrical equipment, moving vehicles, dangerous processes or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation. Often, we are responsible for safety on the project sites where we work. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our Company. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability, and adversely impact our ability to obtain projects in the future.

Our dependence upon third parties to complete many of our contracts may adversely affect our performance under future energy plant construction contracts.

Certain of the work performed under our energy plant construction contracts is actually performed by third-party subcontractors we hire. We also rely on third-party equipment manufacturers or suppliers to provide much of the equipment and most of the materials (such as copper, concrete and steel) needed to complete our construction projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired.

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

It is reasonably possible that liquidated damages related to an active project amounting to $11.1 million as of the estimated completion date could be claimed pursuant to the terms of the contract if the project is completed as currently forecasted.  If additional delays occur beyond our estimated completion date, the rate of schedule liquidated damages could be as much as $175,000 per day. We have considered the potential liquidated damages in determining the adequacy of the project’s estimate-to-complete.

Future bonding requirements may adversely affect our ability to compete for new energy plant construction projects.

Our construction contracts frequently require that we obtain payment and performance bonds from surety companies on behalf of project owners as a condition to the award of such contracts. Historically, we have had a strong bonding capacity. As of January 31, 2016, the value of future work covered by outstanding performance bonds was $822 million. However, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds.

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

It can be very difficult or expensive to obtain the insurance we need for our business operations.

As part of business operations we maintain insurance both as a corporate risk management strategy and to satisfy the requirements of many of our contracts. Although in the past we have been generally able to cover our insurance needs, there can be no assurances that we can secure all necessary or appropriate insurance in the future, or that such insurance can be economically secured. For example, catastrophic events can result in decreased coverage limits, more limited coverage, increased premium costs or deductibles. We also monitor the financial health of the insurance companies from which we procure insurance, and this is one of the factors we take into account when purchasing insurance. Our insurance is purchased from a number of the world’s leading providers, often in layered insurance or quota share arrangements. If any of our third party insurers fail, abruptly cancel our coverage or otherwise cannot satisfy their insurance requirements to us, then our overall risk exposure and operational expenses could be increased and our business operations could be interrupted.

If we are unable to collect amounts billed to project owners as scheduled, our cash flows may be materially and adversely affected.

Many of our contracts require us to satisfy specified design, engineering, procurement or construction milestones in order to receive payment for work completed or equipment or supplies procured prior to achievement of the applicable contract milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the project owner determines not to proceed with the completion of the project, delays in making payment of billed amounts or defaults on its payment obligations, we may face delays or other difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies. Such problems may impact the planned cash flows of affected projects and result in unanticipated reductions in the amounts of future cash flows from operations.

Risks Related to Our Business and Regulatory Environment

Soft demand for electrical power may cause deterioration in our financial outlook.

The sluggish economic recovery in the United States may continue to result in a lackluster demand for electrical power in the United States. Soft demand growth for power and a future slowdown in the anticipated pace of the retirement of coal-fired and/or nuclear power plants could result in the delay, curtailment or cancellation of future gas-fired power plant projects, thus decreasing the overall demand for our services and adversely impacting our financial outlook. In addition, project owners may experience difficulty in raising capital for the construction of power-generation plants and renewable fuel production facilities due to substantial limitations on the availability of credit and other factors. In general, if overall economic conditions do not improve steadily, the demand for our EPC contract services may be adversely affected.

Future construction projects may depend on the continuing acceptability of the hydraulic fracturing process in certain states.

The viability of the Panda Liberty, Panda Patriot and Moxie Freedom Projects was based substantially on the availability of inexpensive natural gas supplies provided through the use of hydraulic fracturing drilling techniques. Certain technological advancements led to the widespread use of hydraulic fracturing (“fracking”) and horizontal drilling techniques in recent years in order to reach natural gas and oil deposits previously trapped within shale rock formations deep under the earth’s surface. The new supplies have transformed the oil and gas industry in the United States. In particular, the new supplies of natural gas have depressed the price of natural gas in the United States, making the operation of natural gas-fired power plants more economically appealing. However, the process of fracking uses large volumes of highly pressurized water to break-up the shale rock formations and to free the trapped natural gas and oil. This process is controversial due to concerns about the disposal of the waste water, the possible contamination of nearby water supplies and potential seismic events. As a result, not all states permit the use of fracking. Should future evidence confirm the concerns, or should a major contamination or seismic episode occur in the future, the use of fracking may be suspended, limited, or curtailed by state and/or federal regulation. As a result, the supply of inexpensive natural gas may not be available in the future and the economic viability of gas-fired power plants may be jeopardized. A reduction in the pace of the construction of new gas-fired power plants would have a significantly adverse effect on our future operating results.

If the future shutdown of existing coal-fired power plants does not occur, the demand for our construction services could decline.

A number of coal-fired power plants have been shut or are scheduled for shut down as the demand for coal as a power source has been adversely affected by the inexpensive supply of natural gas in the United States, as well as by regulations regarding air pollution recently adopted or under development by the U.S. Environmental Protection Agency (the “EPA”). These regulations include the Clean Power Plan rules finalized in 2015 regarding carbon dioxide emissions from certain new and existing fossil-fuel power plants, and the Mercury and Air Toxics Standards (MATS).  Implementation of the Clean Power Plan over the next several years would likely reduce coal-fired power generation in favor of new natural gas-fired power plants and renewable energy facilities. MATS is expected to require large coal-fired electricity generators to meet stricter emission standards by incorporating emission control technologies in existing power facilities. Some power plant operators have reportedly decided that retrofitting units to meet the expected MATS standards would be cost-prohibitive and are choosing to retire older coal-fired units instead.

However, existing coal plants are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable, and certain states see the availability of inexpensive, coal-fired electricity as a key driver of economic growth.  In addition, the full extent to which EPA regulations intended to make smokestack emissions cleaner will accelerate the pace of coal-fired power plant retirements or eliminate coal-fired power plants unplanned is not yet known.  The Clean Power Plan rules face numerous pending legal challenges that may take several years to resolve. In fact, in February 2016, the United States Supreme Court put the implementation of the regulations on hold until these various legal challenges are resolved. The MATS rule was successfully challenged in court in 2015.  The EPA is now revising the rule to address the court’s decision, but future court proceedings are expected.

Should the federal government’s anti-pollution regulations be overturned or modified by the courts, repealed by Congress or otherwise weakened or eliminated, the pace of the development of natural gas-fired power plants may slow, thereby reducing the future opportunities for GPS to construct such plants.

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

Our Revenues and Profitability May Be Adversely Affected by a Reduced Level of Activity in the Hydrocarbon Industry.

Recent and/or continuing declines in oil or natural gas prices or activities in the hydrocarbon industry could adversely affect the demand for our services. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the United States. However, the unusually and sustained low prices for oil and natural gas has resulted in cutbacks in exploration, extraction and production activities which may lead to reductions in future supplies of natural gas and increased prices. Rising natural gas prices may adversely impact the favorable economic factors for project owners as they consider the construction of natural gas-fired power plants in the future. In addition, critical financing for new power plants and major improvement to existing plants may continue to be unavailable as certain project owners suffer from reduced current and projected oil and natural gas revenues. Any reduction in the number of future power plant project construction or improvement opportunities could adversely affect our power industry service business.

If financing for new energy plants is unavailable, construction of such plants may not occur and we may lose any investment made in the projects.

Historically, natural gas-fired power plants have been constructed typically by large utility companies. However, to a large extent, the construction of new energy plants, including alternative and renewable energy facilities, is conducted by private investment groups. This type of project owner may be challenged in obtaining financing necessary to complete the project. Should debt financing for the construction of new energy facilities, including alternative or renewable energy plants, not be available, equity investors may not be able to invest in such projects, thereby adversely affecting the likelihood that GPS and APC will obtain contracts to construct such plants.

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

We serve markets that are highly competitive and in which a large number of multinational companies compete. These competitors may include Bechtel Corporation, Fluor Corporation, SNC-Lavalin Group, Inc., Chicago Bridge & Iron Company N.V., Skanska AB and Kiewit Corporation.  These and other competitors are multi-billion dollar companies with thousands of employees.  Competing effectively requires substantial financial resources, the availability of skilled personnel and equipment when needed and the effective use of technology. Competition also places downward pressure on our contract prices and profit margins. Intense competition is expected to continue in our markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and replace completed projects with new customers and projects with desirable margins, we could lose market share to our competitors and experience an overall reduction in future revenues and profits.

Cyber-security breaches of our systems and information technology could adversely impact our ability to operate.

The efficient operation of our business is dependent on a number of information technology systems both for us and for others. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party’s information entrusted to us) from disclosure. Our computer systems face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber-attacks and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our clients and other business partners. While we endeavor to maintain industry-accepted security measures and technology to secure our computer systems, these systems and the information stored on these systems may still be subject to threats. A party who circumvents our security measures could misappropriate confidential or proprietary information, or could cause damage or interruptions to our systems. Any of these events could damage our reputation or have a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in our effective tax rate and tax positions may vary.

We are subject to income taxes in the United States and several foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in a higher tax rate on our earnings, which could have a material impact on our earnings and cash flows from operations. In addition, significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are periodically under audit by tax authorities, and our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realization of deferred tax assets and changes in uncertain tax positions.

Of significance, the loss of the Domestic Production Activities Deduction (“DPAD”) could increase our effective income tax rate. Under the current Internal Revenue Code, a corporation is allowed a DPAD equal to the specified percentage for the tax year of the corporation’s qualified production activities income for the tax year, subject to certain limits. For the years ended January 31, 2016, 2015 and 2014, the favorable income tax effects of permanent differences included significant amounts relating to the DPAD. Speculations about future income tax reform often cite the need for a reduction of the current federal tax rate of 35%. Should any future reduction of the corporate income tax rate be offset by reductions or even the eliminations of certain corporate tax expenditures like the deferral of the active income of controlled foreign corporations or the DPAD, the net change could result in an increase to our overall effective federal income tax rate which could have a material adverse effect on our profitability and liquidity.

Foreign currency risks could have an adverse impact on our revenues, earnings and/or backlog.

Certain of the contracts of APC subject us to foreign currency risk, particularly when project contract revenue is denominated in a currency different than the contract costs.  In addition, our operational cash flows and cash balances, though predominately held in U.S. dollars, may consist of different currencies at various points in time in order to execute our project contracts globally and meet transactional requirements.  In the future, we may attempt to minimize our exposure to foreign currency risk by obtaining contract provisions that protect us from foreign currency fluctuations and/or by implementing hedging strategies utilizing derivatives as hedging instruments.  However, these actions may not always eliminate all foreign currency risk and, as a result, our profitability on certain projects could be adversely affected.

Our monetary assets and liabilities denominated in nonfunctional currencies are subject to currency fluctuations when measured period to period for financial reporting purposes.  In addition, the U.S. dollar value of APC’s backlog may from time to time increase or decrease due to foreign currency volatility.  The future amounts of revenues and earnings of foreign subsidiaries could be affected by foreign currency volatility.  Revenues, costs and earnings of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars for consolidated reporting purposes.  If the U.S. dollar appreciates against a foreign subsidiary’s non-U.S. dollar functional currency, we will report less consolidated revenues, costs and earnings in U.S. dollars than we will if the U.S. dollar depreciates against the same foreign currency or if there is no change in the exchange rate.

Risks Related to Our Acquisitions

The acquisition of The Roberts Company may not be successful, which could result in significant future losses.

On December 4, 2015, we acquired TRC, which is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States.   We paid $0.5 million to acquire the member interests and assumed approximately $16 million in bank debt obligations, which we paid off. Since the acquisition, we have advanced an additional $22.5 million to enable TRC to finish the work on the loss contracts, to provide working capital and for other general corporate purposes. TRC historically has been primarily a profitable company that incurred a net loss in its current year period ended on the acquisition date primarily due to TRC taking on large contracts that resulted in significant losses that were largely unrecoverable. With the reengagement and leadership of its founder, John Roberts, our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it is positioned to succeed in the future.  However, there can be no assurances that TRC will succeed in the future or return to profitable operations.  The failure of TRC to achieve profitable operating results quickly will adversely affect our future consolidated operating results, including gross profits, gross profit percentages and cash flows from operations.

The future operating results of Atlantic Projects Company may not be favorable, which could adversely affect our consolidated revenues, earnings and cash flows.

On May 29, 2015, we acquired APC, a company located near Dublin in the Republic of Ireland, which provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. Most importantly, the expected growth of this business in the foreseeable future is dependent on the construction of new biomass-fired and natural gas-fired power plants in the Republic of Ireland, the United Kingdom, the United States and other countries throughout the world. If these anticipated new project opportunities do not occur or are delayed or if APC fails to win work associated with such new projects, the future operating results of APC, including revenues, earnings and cash flows, could be adversely affected with corresponding adverse impacts on our future consolidated operating results.

Future acquisitions and/or investments may not occur which could limit the growth of our business.

We are a holding company with no operations other than our investments in GPS, SMC, APC and TRC. We want to make additional acquisitions and/or investments that would provide positive cash flow to us and value to our stockholders. However, additional companies meeting these criteria and that provide products and/or services in growth industries similar to ours and that are available for purchase at attractive prices are difficult to find. Discussions with the principal(s) of potential acquisition targets may be protracted and ultimately terminated for a variety of reasons. Further, due diligence investigations of attractive target companies may uncover unfavorable data, and the negotiation and consummation of acquisition agreements may not be successful.

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

The integration of companies that are acquired in the future may not be successful.

Even if we do complete acquisitions in the future, acquired companies may fail to achieve the results we anticipate including the expected gross profit percentages. In addition, we may not be able to successfully integrate such acquired companies with our other operations without substantial costs, delays or other operational or financial problems including:

•	diversion of management’s attention from other important operational matters;
•	difficulties integrating the operations and personnel of acquired companies;
•	inability to retain key personnel of acquired companies;
•	risks associated with unanticipated events or liabilities;
•	the potential disruptions to our current business; and
•	unforeseen difficulties in the maintenance of uniform standards, controls, procedures and policies, including an effective system of internal control over financial reporting.

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

Impairment losses related to goodwill and other intangible assets could materially affect our profits.

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

The aggregate carrying amount of goodwill, other purchased intangible assets with indefinite lives and long lived purchased intangible assets included in our consolidated balance sheet as of January 31, 2016 was approximately $46.7 million (including $22.4 million and $4.6 million related to TRC and APC, respectively), or approximately 11% of total consolidated assets and 21% of consolidated net assets attributable to our stockholders.

In the past, we have performed annual assessments for impairment of the carrying values of goodwill and other indefinite-lived intangible assets in the fourth quarter, which we performed for GPS and APC.  Because the acquisition of TRC occurred in the fourth quarter, we did not perform a separate impairment assessment. Future assessments of these assets as well as our long-lived assets may be conducted if we identify indications of impairment. Should the operating results of GPS, APC, TRC or any future acquired company experience unexpected deterioration, we could be required to record impairment losses related to purchased intangible assets. Impairment losses, if any, would be recognized as operating expenses and would adversely affect future profitability.

Risks Related to an Investment in Our Securities

Our acquisition strategy may result in dilution to our stockholders.

Our business strategy contemplates the strategic acquisition of other businesses. We anticipate that future acquisitions will require cash and issuances of our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing would result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings.

Our officers, directors and certain unaffiliated stockholders have substantial control over the Company.

As of January 31, 2016, our executive officers and directors as a group owned approximately 10.8% of our voting shares including an aggregate of 397,000 shares of common stock that may be purchased upon the exercise of stock options held by our executive officers and directors (and deemed exercisable at January 31, 2016), and 704,993 shares beneficially owned by William F. Griffin, Jr. (a founder and the current chief executive officer of GPS and member of our Board of Directors). An additional 3.6% of the outstanding shares are controlled by Allen & Company entities (“Allen”). One of our independent directors is an officer of Allen. In addition, two other stockholders owned approximately 10.7% of our voting shares in total. These small groups of stockholders may have significant influence over corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may substantially influence the election of directors and other actions requiring stockholder approval.

We may not pay cash dividends in the future.

Annually, our board of directors evaluates the Company’s ongoing operational and financial performance in order to determine what role strategically aligned dividends should play in creating shareholder value. Due primarily to the continued strong performance of GPS and the associated cash flows, we paid a regular cash dividend in the amount of $0.70 per share during the calendar year 2015 and we paid special cash dividends during the calendar years 2014, 2013, 2012 and 2011 in the amounts of $0.70, $0.75, $0.60 and $0.50 per share, respectively. There can be no assurance that the evaluations of our board of directors will result in the payment of cash dividends in the future.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

GPS owns and occupies a three story office building (23,380 square feet) and the underlying land (1.75 acres), located in Glastonbury, Connecticut, which has sufficient office space to include the headquarters staff of GPS in one facility. SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expires on December 31, 2017 and that includes one additional two-year extension option. The SMC facility includes approximately four acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. SMC also utilizes one storage and staging lot in St. Mary’s County, Maryland, under a lease with a current term that expires late in fiscal year 2016. We occupy our corporate headquarters in Rockville, Maryland, under a lease that expires on February 28, 2019 covering 2,521 square feet of office space.

TRC leases an 18.77 acre industrial facility (79,774 square feet) in Winterville, North Carolina under an operating lease agreement expiring in April 2017. The facility consists of three fabrication and warehouse buildings totaling 60,356 square feet, a 9,700 square foot maintenance shop, an office building (7,793 square feet) and a 1,925 square foot modular office building. The lease is with its founder and current Chief Executive Officer, John Roberts, which had an initial term of 3 years, beginning April 28, 2008 (date of inception), with the option to renew for two additional 3-year periods. TRC elected to exercise both of its renewal options. Effective April 1, 2016, the annual rent was reduced from $400,000 to $300,000, which is payable in equal monthly installments of $25,000. TRC is responsible for normal repairs and maintenance, property taxes, utilities and insurance. TRC also owns and occupies a one-story industrial fabrication and warehouse facility (90,000 square feet) containing approximately 5,400 square feet of office space and the underlying land (12.16 acres) in the City of Winterville, Pitt County, North Carolina.

APC owns and occupies a warehouse and ancillary offices that total 8,406 square feet in Nenagh, County Tipperary, in the Republic of Ireland.  The property occupies a site of approximately 1.97 acres and includes secure yards, industrial units and modern offices.  APC also leases its headquarters offices in a townhouse structure in Dun Laoghaire, which is near Dublin, under an operating lease agreement.  The lease is with a former APC shareholder and had an initial term of 7 years beginning in November 2008. Current rent is 40,000 Euros per annum payable in equal quarterly installments. The rent, now paid monthly, remains unchanged pending renegotiation of the lease agreement that expired in November 2015.

We consider the Company’s owned and leased properties to be sufficient for continuation of our operations for the foreseeable future without significant excess space.

Our operations in the field may require us to occupy additional facilities for staging or on customer premises or job sites. Accordingly, we may rent local construction offices and storage yards for equipment and materials and temporary housing units under arrangements that are temporary or short-term in nature. These costs are expensed as incurred and are included in the costs of revenues.

ITEM 3.  LEGAL PROCEEDINGS.

Included below and in Note 14 to the accompanying consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K are discussions of legal matters resolved during Fiscal 2016 and specific legal proceedings active at January 31, 2016. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our consolidated financial statements.

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

In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. As of January 31, 2015, the remaining net proceeds of $5.5 million were being held by the bankruptcy court and had not been distributed to Altra’s creditors. During a mediation session that occurred in April 2015, the parties with lien claims being considered by the bankruptcy court executed a settlement agreement pursuant to which we received a payment of $1.6 million in May 2015 from the proceeds deposited with the bankruptcy court. The court was advised of the mediation result, and this matter was dismissed.

PPS Matters

In February 2016, PPS Engineers, Inc. (“PPS”) filed a lawsuit in Person County, North Carolina, against TRC seeking the payment of $0.8 million from TRC related to contractual obligations and unpaid billings. PPS has placed liens on the property of the customers where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Calhoun, Tennessee in the amount of approximately $1.6 million.

PPS and TRC were under common management control by the former executive management of TRC prior to our acquisition of TRC on December 4, 2015.  Until 2013, PPS and TRC operated under a Management Services Agreement (“MSA”) pursuant to which TRC, among other things, provided general and administrative support services to PPS in exchange for a management fee based on intercompany billings.  The MSA expired by its own terms in 2013.  Following the expiration of the MSA, TRC and PPS agreed to operate as entirely separate entities.

On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contracts between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied.  Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total approximately $2.5 million. The amounts invoiced by PPS were accrued by TRC. The corresponding liability amount was included in accounts payable in the consolidated balance sheet as of January 31, 2016. TRC has not recorded an account receivable related to its responses to the claims of PPS.

We intend to defend against the claim of PPS and to pursue TRC’s claims against PPS with vigorous efforts. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by us that TRC will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on our consolidated operating results in a future reporting period.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The table below sets forth the high and low closing prices for our common stock during each quarter in the three-year period ended January 31, 2016 and during the period February 1, 2016 through April 8, 2016. Shares of our common stock have traded under the symbol AGX on the NYSE stock exchange since October 2, 2013. For all of the periods presented below prior to that date, our common stock traded on the NYSE MKT stock exchange (formerly the American Stock Exchange) also under the symbol AGX.

	High Close	Low Close
Fiscal Year Ended January 31, 2014
1st Quarter	$19.02	$14.09
2nd Quarter	17.97	15.13
3rd Quarter	23.00	15.34
4th Quarter	30.60	21.31
Fiscal Year Ended January 31, 2015
1st Quarter	$26.77	$30.00
2nd Quarter	38.01	27.01
3rd Quarter	40.47	29.25
4th Quarter	34.92	30.22
Fiscal Year Ended January 31, 2016
1st Quarter	$37.16	$31.30
2nd Quarter	40.48	31.78
3rd Quarter	41.41	33.45
4th Quarter	39.82	28.92
Fiscal Year Ending January 31, 2017
1st Quarter (through April 8, 2016)	$35.16	$28.72

As of April 8, 2016, we had approximately 109 stockholders of record.

Prior to November 2011, we did not pay cash dividends on our common stock, choosing to retain earnings in order to finance the development and expansion of our business. The confidence of the members of our board of directors in the strength of GPS resulted in the payment of special cash dividends to stockholders of $0.70 per share in November 2014, $0.75 per share in November 2013 and $0.60 per share in November 2012. Beginning in November 2015, our board of directors declared a regular cash dividend to stockholders of $0.70 per share reflecting increased confidence and a commitment to paying dividends into the future. Each year, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining the amount of the regular dividend. There can be no assurance that these evaluations will result in the payment of cash dividends in the future.

Common Stock Price Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on our common stock for the last five years with the S&P 500, a broad market index, and the Dow Jones US Heavy Construction Index, a group index of companies whose focus is limited primarily to heavy civil construction.  The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each index at January 31, 2011, and that all dividends were reinvested in additional shares of common stock.  The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates.  The stock performance shown on the graph is not intended to be indicative of future stock performance.

	Years Ended January 31,
	2011	2012	2013	2014	2015	2016
Argan, Inc.	100.00	161.93	217.36	340.09	372.32	376.09
S&P 500	100.00	104.22	121.71	147.89	168.93	167.81
Dow Jones US Heavy Civil Construction	100.00	85.37	102.41	118.70	83.42	77.52

Equity Compensation Plan Information

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of our common stock reserved for issuance thereunder. In June 2013, the stockholders approved an amendment to the Stock Plan which increased the number of shares reserved for issuance thereunder to 1,250,000. In June 2015, the stockholders approved an amendment to the Stock Plan which increased the number of shares reserved for issuance thereunder to 2,000,000. The Stock Plan, which will expire in July 2021, served to replace the Argan, Inc. 2001 Stock Option Plan (the “Option Plan”) which expired in July 2011. As was the case under the Option Plan, we may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Option Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, typically have a five to ten-year term, and typically become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and may become exercisable as determined by our board of directors.

The following table sets forth certain information, as of January 31, 2016, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities Issuable under Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance(1)
Equity Compensation Plans Approved by the Stockholders(2)	1,063,900	$26.38	710,000
Equity Compensation Plans Not Approved by the Stockholders	—	—	—
Totals	1,063,900	$26.38	710,000

(1)         Represents the number of shares of common stock reserved for future awards and excludes the number of securities reflected in the first column of this table.

(2)         Approved plans include the Company’s 2011 Stock Plan and the 2001 Stock Option Plan.

Recent Sales of Unregistered Securities

On May 29, 2015 and under the exemption provided by Section 4(a)(2) of the Securities Act of 1933, we issued 98,818 shares of our common stock to the owners (the “Selling Stockholders”) of Atlantic Projects Company Limited as partial consideration for its purchase by us. The shares were valued at $3,536,000 on the date of the purchase. On January 19, 2016, a registration statement on Form S-3 filed by us on January 8, 2016 became effective covering the shares issued to the Selling Stockholders, Atlantic Projects Holdings Limited and Electrigen Limited, which received 70,853 and 27,965 shares of our common stock, respectively.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the notes thereto, and the other financial information appearing elsewhere in this Annual Report on Form 10-K (in thousands, except per share data, number of employees and the gross profit percentages).

	Years Ended January 31,
	2016(1)	2015(1)	2014(1)	2013(2)	2012(2),(3)
Statement of Earnings Data
Revenues	$413,275	$383,110	$227,455	$278,635	$141,850
Gross profit	99,465	83,603	78,848	50,135	23,102
Gross profit %	24.1%	21.8%	34.7%	18.0%	16.3%

Income from operations	$74,405	$64,133	$65,930	$35,380	$12,198
Net income	50,204	43,455	43,344	21,817	8,970
Net income attributable to our stockholders	36,345	30,445	40,125	23,265	9,272

Earnings per share attributable to our stockholders
Basic	$2.46	$2.11	$2.85	$1.69	$0.68
Diluted	2.42	2.05	2.78	1.65	0.67
Cash dividends per share	0.70	0.70	0.75	0.60	0.50

	As of January 31,
	2016	2015	2014	2013	2012
Balance Sheet Data(4)
Total assets	$410,902	$391,193	$323,306	$234,724	$205,252
Stockholders’ equity	218,516	185,472	156,308	120,917	101,264
Total equity	221,855	174,952	157,777	119,168	100,963

Other Data
Contract backlog of GPS	$1,148,372	$423,260	$790,043	$180,041	$415,478
Number of employees	1,188	862	359	246	239

(1)         For the years ended January 31, 2016, 2015 and 2014, net income attributable to noncontrolling interests was $13.9 million, $13.0 million and $3.2 million, respectively (see Note 5 to our accompanying consolidated financial statements).

(2)         For the years ended January 31, 2013 and 2012, the net losses attributable to noncontrolling interests were $1.4 million and $0.3 million, respectively (see Note 5 to our consolidated financial statements).

(3)         Vitarich Laboratories, Inc. (“VLI”), our wholly owned subsidiary that represented our nutritional products business segment, completed the sale of substantially all of its assets to an unrelated party during the year ended January 31, 2012. VLI recognized a pretax gain of approximately $1.3 million related to the asset sale which amount is included in the amount of income from operations for the year ended January 31, 2012 of $12.2 million.

(4)         During the period January 31, 2012 through January 31, 2016, we did not have any long-term obligations or redeemable preferred stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2016, and the results of their operations for the years ended January 31, 2016, 2015 and 2014, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K (the “2016 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this 2016 Annual Report that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2016 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS, which provided 90%, 98% and 96% of consolidated revenues for the years ended January 31, 2016, 2015 and 2014, respectively, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, municipalities, public institutions and private industry. Through APC, we provide construction and technical services for power generation, oil and gas, industrial and process industry customers. Through SMC, we provide telecommunications infrastructure services including project management, construction and maintenance to commercial, federal government and local government customers. Through TRC, we provide fully integrated fabrication, construction and plant services designed to work specifically with heavy and light industrial customers. At the holding company level, we intend to make additional acquisitions and/or investments by identifying companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cash flows and value for our stockholders.

Overview

The year ended January 31, 2016 (“Fiscal 2016”) was a year of growth for us.

•	Revenues increased 7.9% to $413.3 million for Fiscal 2016 as compared to $383.1 million for the prior year.

•	Our gross profit percentage increased to 24.1% for Fiscal 2016 as compared to 21.8% for the prior year.

•	EBITDA(1) attributable to the stockholders of Argan increased 20% to $62.9 million for Fiscal 2016 as compared to $52.2 million for the prior year.

•	Net income attributable to the stockholders of Argan increased 19% to $36.3 million for Fiscal 2016 as compared to $30.4 million for the prior year.

•

The contract backlog of GPS increased 171% to $1.1 billion at the end of Fiscal 2016 as compared to $423 million at the end of the prior year.  Subsequent to January 31, 2016, an additional $400 million was added to the contract backlog.

•	GPS started five new gas-fired power plant projects during Fiscal 2016 which are all expected to be completed during the fiscal year ending January 31, 2019.

•

We completed two acquisitions during Fiscal 2016 with the objective of increasing our geographical reach to international power markets and to enhance vertical synergies with certain supply services. The addition of these two companies will further spread corporate overhead over a larger number of businesses. The two acquisitions are APC, a leading provider of construction and technical services for power generation, oil and gas, industrial and process industry customers worldwide, and TRC, a fully integrated fabrication, construction and plant services company.

(1)              EBITDA is a measure not recognized under generally accepted accounting principles (“GAAP”). We have defined EBITDA as earnings before interest, taxes, depreciation and amortization.

In addition to the new acquisitions, our existing subsidiaries, specifically GPS, continue to excel and generate increased profitability.  Since the acquisition of GPS in December 2006, over nine years ago, we have responded through challenging industry economic cycles with consistent organic growth and profitability as illustrated below:

Since the year ended January 31, 2008, GPS has achieved average organic growth in revenues of 9.5% per year and an average EBITDA growth of 19.1% per year.

Overall, our growth during Fiscal 2016 can be attributed to four major factors: 1) continued execution on existing projects; 2) increased GPS contract backlog; 3) the acquisition of APC; and 4) the acquisition of TRC.

Panda Power Plant Projects

Since 2013, we have performed engineering, procurement and construction (“EPC”) services for two natural gas-fired power plants, known as Panda Liberty and Panda Patriot.  The EPC contracts were assigned to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. We have no significant commitments under these arrangements beyond those related to the completion of the EPC contracts. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. We are performing most of the activities of these two EPC contracts.

For Fiscal 2016, we recognized revenues associated with EPC contract services provided to Panda Liberty and Panda Patriot that represented approximately 35% and 38% of consolidated revenues, respectively. These two projects are scheduled for completion in calendar year 2016.

GPS Contract Backlog

Contract backlog represents the total accumulated value of projects awarded less the amounts of revenues recognized to date on those contracts at a specific point in time. We believe contract backlog is an indicator of future revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and the future revenues of GPS. At January 31, 2016, our total contract backlog was approximately $1.1 billion. With the addition of the CPV Towantic Energy Center power plant project, that was awarded to us subsequent to fiscal year end, the GPS contract backlog would have been in excess of $1.5 billion as of January 31, 2016. Our total contract backlog as of January 31, 2015 and 2014 was $423 million and $790 million, respectively.  The following table summarizes our current projects.

Current Project	Location	Size of Facility	Date FNTP Received(1)	Scheduled Completion
Panda Liberty Power Project	Pennsylvania	829 MW	August 2013	2016
Panda Patriot Power Project	Pennsylvania	829 MW	December 2013	2016
Caithness Moxie Freedom Generating Station	Pennsylvania	1,040 MW	November 2015	2018
CPV Towantic Energy Center(2)	Connecticut	785 MW	March 2016	2018
NTE Middletown Energy Center	Ohio	475 MW	October 2015	2018
NTE Kings Mountain Energy Center	North Carolina	475 MW	March 2016	2018
Exelon West Medway II Facility	Massachusetts	200 MW	(3)	2018

(1)         The date that Full Notice to Proceed (“FNTP”) is received typically reflects when the project has obtained financing and work activity related to the EPC contract increases.

(2)         The full contract value for this project was added to backlog subsequent to Fiscal 2016.

(3)         The FNTP for this project is subject to Massachusetts regulatory approvals.

Acquisition of Atlantic Projects Company Limited

On May 29, 2015, we acquired Atlantic Projects Company Limited, a private company incorporated in the Republic of Ireland, and its affiliated companies (together “APC”). Formed in Dublin over forty years ago, APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. APC has successfully completed projects in more than thirty countries on six continents. With its presence in Ireland and its other offices located in Hong Kong, Singapore and New York, APC expands our operations internationally for the first time. APC operates under its own name and with its own management team as a member of our group of companies. The fair value of the consideration transferred to the former owners of APC was approximately $11.1 million.

The operating results of APC since the date of acquisition (May 29, 2015) are included in our consolidated operating results for the year ended January 31, 2016, and the balance sheet amounts of APC are included in our consolidated balance sheet as of January 31, 2016.

Acquisition of The Roberts Company

On December 4, 2015, we acquired The Roberts Company (“TRC”), which was founded in 1977 and is headquartered near Greenville, North Carolina.  TRC is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States.  We paid $500,000 to acquire the member interests of TRC, and assumed approximately $16 million in debt obligations, which we paid off on the acquisition date.  We plan to have TRC continue to operate under its own name with its own management team. Historically, TRC has been primarily a profitable company that incurred a net loss in 2015 until the date of acquisition, primarily due to taking on large contracts that resulted in significant losses.  With the reengagement and leadership of TRC’s founder, John Roberts, our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it is positioned to succeed in the future with a return to profitable operations.   However, there can be no assurances that TRC will succeed in the future or will resume profitability.  From December 5, 2015 through the end of our Fiscal 2016, or for a little under two months, TRC generated $15.3 million in revenues and incurred a $1.0 million loss.  Since the acquisition, we have advanced an additional $22.5 million in cash to TRC in order to fund the completion of the work on the loss contracts, to enhance working capital and for other general corporate purposes. Currently, TRC operates as its own reportable business segment, Industrial Fabrication and Field Services.

The operating results of TRC since the date of its acquisition (December 4, 2015) are included in our consolidated operating results for the year ended January 31, 2016, and the balance sheet amounts of TRC are included in our consolidated balance sheet as of January 31, 2016.

Outlook

The power industry has not fully recovered from the recessionary decline in the demand for power in the United States. Total electric power generation from all sources has decreased slightly for three of the last four years, including a 0.2% decline in 2015. For calendar year 2015, total amount of electricity generated in the United States was approximately 98% of the peak power generation level of 2007. Recently published government forecasts project an annual increase in power generation of approximately 0.8% per year for the next 25 years.

For calendar year 2015, electricity generated in the United States by natural gas-fired power plants comprised 32.7% of total generation, which reflected an 18.5% annual increase in the number of megawatt hours provided by these plants. The comparable increase for 2014 versus 2013 was approximately 1%. Electricity generation provided by coal-fired power plants in 2015 represented 33.2% of total generation compared with a share percentage of 38.6% for 2014. The number of megawatt hours provided by coal-fired plants declined by 14.3% in 2015 compared to the amount provided in 2014. For the third and fourth quarters of calendar 2015, the shares of total electrical power generated by natural gas-fired plants actually exceeded the shares provided by coal-fired power plants, the first two times that this has occurred. For 2016, the shares of total electricity generation provided by gas-fired power plants and coal-fired power plants are expected to be approximately 33.4% and 32.0%, respectively.

The electricity-generation statistics for 2015 are consistent with the long-term power generation trends. Over the last 10 years, total power generation has increased by less than 1% and coal has remained the largest energy source for electricity generation. However, during this period, the amount of electricity generated by natural gas-fired power sources increased by 75%, and the amount of electric power generated by coal-fired plants declined by 33%. The amount of electricity provided by nuclear power plants increased over the last 10 years by only 2%. Electrical power generated by renewable energy sources (excluding hydroelectric sources) more than tripled over the last ten years, but represents only 7% of total generation.

Current projections of future power generation assume the sustained increase in domestic natural gas production, which should lead to stable natural gas prices continuing into the future. The availability of competitively priced natural gas, the significant increases in the efficiency of combined cycle power plants, the existence of certain programs encouraging renewable fuel use, and the implementation of a series of environmental rules, primarily directed toward the reductions of air pollution and the emissions of greenhouse gases should dampen future coal use and continue to increase the shares of the power generation mix represented by gas-fired power plants, wind farms, solar fields and other renewable energy sources.

Announcements by electric utilities of the retirement of coal-fired and nuclear power plants continue, citing the availability of cheap natural gas, increasingly stringent environmental regulations and the significant costs of refurbishment and relicensing. The future retirements of coal and nuclear plants will result in the need for new capacity, and new natural gas-fired plants are cheaper to build than coal, nuclear, or renewable plants, they are substantially more environmentally friendly than conventional coal-fired power plants, and they represent the most economical way to meet peak demands.

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace expected prior to the latest recession. The Environmental Protection Agency has been stridently exercising an expansion of regulatory power over air quality and electric power generation. However, the federal government has not passed comprehensive energy legislation that might include national renewable energy standards, incentives or mandates for the retirement of existing coal-fired power plants and caps on the volume of carbon emissions. Existing coal-fired plants in the United States are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-powered electricity as a key driver of economic growth. Additional uncertainty was created when, in February 2016, the United States Supreme Court decided to stay the implementation of the agency’s Clean Power Plan, which was finalized in August 2015, as it undergoes legal review. As a result, the requirement for states to draft compliance plans by September 2016 has been at least delayed, and states have longer periods of time in order to consider and make decisions regarding future power generation mixes. The future pace of announcements of coal-fired power plant retirements may slow.

Nevertheless, as we have stated in the past, we believe that the long-term prospects for natural gas-fired power plant construction are favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to a boom in natural gas supply. The abundant availability of cheap, less carbon-intense, natural gas should continue to be a significant factor in the economic assessment of future power plants. Currently effective emission standards have also become a significant obstacle for any plan to build a new coal-fired power plant. Despite the recent success in the Supreme Court, the coal industry fears that the pending regulations limiting carbon emissions may jeopardize the continuing operation of existing coal-fired power plants. The future of clean burning coal-fired power plants is also uncertain. For multiple reasons, the retrofit of existing coal-fired plants in order to employ carbon-capture and sequestration processes (“CCS”) is problematic. Construction costs and schedules for new CCS plants are proving to be difficult to control, and these projects may be difficult to finance. A power industry trade publication predicted in 2015 that only three large scale, coal-fired CCS power plants will be operating in North America by 2020.

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

With a growing reputation as a low cost provider of EPC contracting services and with the proven ability to deliver completed power facilities, particularly combined-cycle, gas-fired power plants, we are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. Moreover, we believe that the EPC contract approach preferred by us, once considered an alternative delivery method for power plant construction, is now an accepted industry practice in the United States as a strategy that gives project owners an end-to-end solution by putting nearly all aspects and phases of a project under a single contract.

We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions.  Our performance on current projects, including four new EPC projects awarded to us during the second half of Fiscal 2016, should provide a stable base of business activity for the next few fiscal years. We are looking forward to ramping up activities on the new projects, to continuing efficient performance on current projects and to being able to take advantage of new opportunities that should continue to emerge in this improving business environment.

Comparison of the Results of Operations for the Years Ended January 31, 2016 and 2015

We reported net income attributable to our stockholders of $36.3 million, or $2.42 per diluted share, for the fiscal year ended January 31, 2016. For the fiscal year ended January 31, 2015, we reported a comparable net income amount of $30.4 million, or $2.05 per diluted share. The following schedule compares our operating results for the years ended January 31, 2016 and 2015 (dollars in thousands).

	The Years Ended January 31,
	2016	2015	$ Change	% Change
REVENUES
Power industry services	$387,636	$376,676	$10,960	2.9%
Industrial fabrication and field services	15,260	—	15,260	NM
Telecommunications infrastructure services	10,379	6,434	3,945	61.3
Revenues	413,275	383,110	30,165	7.9
COST OF REVENUES
Power industry services	290,823	294,643	(3,820)	(1.3)
Industrial fabrication and field services	15,527	—	15,527	NM
Telecommunications infrastructure services	7,460	4,864	2,596	53.4
Cost of revenues	313,810	299,507	14,303	4.8
GROSS PROFIT	99,465	83,603	15,862	19.0
Selling, general and administrative expenses	25,060	19,470	5,590	28.7
INCOME FROM OPERATIONS	74,405	64,133	10,272	16.0
Gains on the deconsolidation of variable interest entities	349	—	349	NM
Other income, net	752	234	518	221.4
INCOME BEFORE INCOME TAXES	75,506	64,367	11,139	17.3
Income tax expense	25,302	20,912	4,390	21.0
NET INCOME	50,204	43,455	6,749	15.5
Net income attributable to noncontrolling interests	13,859	13,010	849	6.5
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$36,345	$30,445	$5,900	19.4%

NM = Not Meaningful

Revenues

Power Industry Services

The revenues of the power industry services business increased by $11.0 million to $387.6 million for Fiscal 2016 compared with revenues of $376.7 million for the prior year. The revenues of this business represented approximately 94% of consolidated revenues for Fiscal 2016, and approximately 98% of consolidated revenues for the prior year. The Fiscal 2016 increase in revenues for the power industry services segment reflected the continued construction activity of two significant construction projects, the large gas-fired combined-cycle power plants located in the Marcellus shale region of Pennsylvania. The combined revenues associated with these gas-fired power plant projects represented approximately 78% of this reportable segment’s revenues for Fiscal 2016, compared to 88% in the prior year. In addition, Fiscal 2016 included revenues associated with five new EPC projects, which represented approximately 14% of this segment’s revenues for the year, and revenues in the amount of $14.2 million, or 4% of segment revenues, provided by the newly acquired company, APC. Fiscal 2016 revenues also included project development success fees in the amount of $4.3 million and revenues in the amount of $1.6 million that were recorded in connection with the resolution of the Altra bankruptcy matter discussed in Note 14 to the accompanying consolidated financial statements. In the prior year, the only other significant project was the construction of the biomass-fired plant that was completed last year in eastern Texas. Future revenues associated with the two current Pennsylvania projects are expected to decline in fiscal year 2017 as the projects progress toward their completion during the first half of the year. However, these decreases should be more than offset by revenues earned on the early construction activities associated with new projects and increased revenues contributed by APC.

Industrial Fabrication and Field Services

The revenues from this segment reflect less than two months of activity as we acquired TRC on December 4, 2015.

Telecommunications Infrastructure Services

The revenues of this business segment increased by $3.9 million, or 61% during Fiscal 2016 when compared to the prior year. The increase was due primarily to revenues earned in connection with underground cabling work performed at multiple commuter train stations of the Maryland Transit Administration which primarily occurred during Fiscal 2016.

Cost of Revenues

Due to the increase in consolidated revenues for Fiscal 2016 compared with consolidated revenues for the prior year, the corresponding consolidated cost of revenues also increased. These costs were $313.8 million and $299.5 million for the years ended January 31, 2016 and 2015, respectively. Gross profit amounts for the years ended January 31, 2016 and 2015 were $99.5 million and $83.6 million, respectively. The Company’s overall gross profit percentages of revenues were 24.1% and 21.8% for the years ended January 31, 2016 and 2015, respectively.

The gross profit amounts recognized on projects during Fiscal 2016 reflected the effective performance of the construction teams early in the year in eliminating certain uncertainties on maturing projects and management’s confidence at the time that the remainder of the work would be performed efficiently. As a result, the gross margin estimates on certain projects were increased. As the Company’s future revenues reflect the increasing levels of activities associated with newly awarded projects booked in Fiscal 2016, the overall gross profits will likely return to lower percentages. In addition, the proceeds received upon resolution of the Altra matter and the success of the Moxie Freedom project development effort contributed a combined gross margin amount that represented approximately 1.0% of consolidated revenues for Fiscal 2016.

Selling, General and Administrative Expenses

These costs increased by $5.6 million to $25.1 million for Fiscal 2016 from $19.5 million for the prior year. A large portion of the increase, $3.6 million, related to the selling, general and administrative expenses at our two new acquisitions in Fiscal 2016, APC and TRC.  The additional $2.1 million increase is attributed across various expenses primarily reflecting a larger organization, including bonus expense, stock option compensation expense, salary/benefits, audit costs, acquisition costs, Chief Financial Officer-transition costs and bad debt expense. Overall, selling, general and administrative expense amounts were 6.1% and 5.1% of revenues for the years ended January 31, 2016 and 2015, respectively.

Income Tax Expense

For the years ended January 31, 2016 and 2015, we incurred income tax expense of $25.3 million and $20.9 million, respectively, which represented annual effective income tax rates of 33.5% and 32.5% for the corresponding fiscal years, respectively. For both calculations, the effective rates differed from the federal income tax rate of 35% due primarily to the favorable effects of permanent differences including the exclusion of income attributable to the noncontrolling interests in our joint ventures and the domestic manufacturing deduction. As the joint ventures are treated as partnerships for income tax reporting purposes, we report only our share of the taxable income of the entities. The favorable effect of this income exclusion will continue to decline and then terminate during our fiscal year ending January 31, 2017 as the construction activity performed by the joint ventures will wind down and be completed. Going forward, the post-acquisition mix of revenues may include a greater portion of non-production activities which will result in a reduction in the favorable income tax rate benefit of the domestic manufacturing deduction. The overall effective state income tax rates, net of federal income tax benefit, were 5.3% and 5.1% for Fiscal 2016 and the prior year, respectively.

Comparison of the Results of Operations for the Years Ended January 31, 2015 and 2014

We reported net income attributable to our stockholders of $30.4 million, or $2.05 per diluted share, and $40.1 million, or $2.78 per diluted share, for the fiscal years ended January 31, 2015 and 2014, respectively. The following schedule compares our operating results for the years (dollars in thousands).

	The Years Ended January 31,
	2015	2014	$ Change	% Change
REVENUES
Power industry services	$376,676	$218,649	$158,027	72.3%
Telecommunications infrastructure services	6,434	8,806	(2,372)	(26.9)
Revenues	383,110	227,455	155,655	68.4
COST OF REVENUES
Power industry services	294,643	141,807	152,836	107.8
Telecommunications infrastructure services	4,864	6,800	(1,936)	(28.5)
Cost of revenues	299,507	148,607	150,900	101.5
GROSS PROFIT	83,603	78,848	4,755	6.0
Selling, general and administrative expenses	19,470	12,918	6,552	50.7
INCOME FROM OPERATIONS	64,133	65,930	(1,797)	(2.7)
Gains on the deconsolidation of variable interest entities	—	2,444	(2,444)	NM
Other income, net	234	961	(727)	(75.7)
INCOME BEFORE INCOME TAXES	64,367	69,335	(4,968)	(7.2)
Income tax expense	20,912	25,991	(5,079)	(19.5)
NET INCOME	43,455	43,344	111	0.3
Net income attributable to noncontrolling interests	13,010	3,219	9,791	304.2
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$30,445	$40,125	$(9,680)	(24.1)%

Revenues

Power Industry Services

The revenues of the power industry services business increased by $158.0 million to $376.7 million for the year ended January 31, 2015 compared with revenues of $218.6 million for the year ended January 31, 2014. The revenues of this business represented approximately 98% of consolidated revenues for the year ended January 31, 2015, and approximately 96% of consolidated revenues for the year ended January 31, 2014. The significant increase in revenues for the power industry services segment between the years reflected the increasing construction activity of the two natural gas-fired, combined cycle power plant projects in Pennsylvania. The combined revenues related to these two projects represented approximately 88% of this segment’s revenues for the year ended January 31, 2015.

For the year ended January 31, 2014, the revenues of this segment reflected primarily the construction activity on a biomass-fired power plant that was completed during the year ended January 31, 2015 and on a natural gas-fired peaking plant that was substantially completed during the summer of the year ended January 31, 2014. The combined revenues of these two projects represented approximately 58% of the revenues of this segment for the year ended January 31, 2014. In addition, revenues recognized in connection with the initial construction activity for the Panda Liberty and Panda Patriot projects plus the development success fees in the total amount of $27.1 million that were realized by us on the purchases of the projects from Moxie by Panda represented approximately 35% of the revenues of this business segment for the year ended January 31, 2014.

Telecommunications Infrastructure Services

The 27% decline in the business of the telecommunications infrastructure services segment for the year ended January 31, 2015 from the amount of revenues for this segment reported for the year ended January 31, 2014 reflected the completion in the prior year of a project supporting the state of Maryland in its efforts to provide a statewide communications network. Our largest customer in this program was Howard County, Maryland, a key partner with the state representing a collaborative inter-government consortium of local Maryland governments that was deploying a state-wide, high-speed, fiber optic network. For the year ended January 31, 2014, revenues associated with this project represented approximately 32% of this segment’s total revenues for the year. Partially offsetting this decline, revenues associated with SMC’s other customers receiving outside plant services increased by 25% between the years, and represented approximately 56% of this segment’s total revenues for the year ended January 31, 2015.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the year ended January 31, 2015 compared with consolidated revenues for the year ended January 31, 2014, the corresponding consolidated cost of revenues also increased. These costs were $299.5 million and $148.6 million for the years ended January 31, 2015 and 2014, respectively. Gross profit amounts for the years ended January 31, 2015 and 2014 were $83.6 million and $78.8 million, respectively. The gross profit for the year ended January 31, 2015 reflected the significant increase in annual revenues, which was due substantially to the increased activity of the Panda Liberty and Panda Patriot projects while expected gross profit percentages were maintained on both projects, and the positive effect on gross profit of the early and efficient substantial completion of a biomass-fired power plant during our third fiscal quarter. The prior year’s gross profit benefited from the favorable gross profit contribution related to the development success fees and, secondarily, to the favorable project performance during the year, particularly on the peaking power plant project where we reached substantial completion three months ahead of schedule. The gross profit percentages of revenues were 21.8% and 34.7% for the years ended January 31, 2015 and 2014, respectively.

Selling, General and Administrative Expenses

These costs increased by $6.6 million to approximately $19.5 million for the year ended January 31, 2015 from approximately $12.9 million for the year ended January 31, 2014. Selling, general and administrative expenses for the year ended January 31, 2015 included increases in bonus expense, salaries/benefits and stock option compensation expense in the amounts of approximately $3.6 million, $1.1 million and $0.5 million, respectively, compared with the corresponding amounts for the year ended January 31, 2014. In addition, the prior year’s favorable conclusion of a litigation matter enabled us to reverse the accrual established for anticipated legal costs which contributed to a reduction of selling, general and administrative expenses for the year ended January 31, 2014 in the approximate amount of $1.2 million.

Other Income

Other income for the year ended January 31, 2015 amounted to $0.2 million, including primarily interest income earned on notes receivable from power plant project developers. The deconsolidation of the Moxie Project Entities (see Note 5 to the accompanying consolidated financial statements) resulted in a total pre-tax gain for the year ended January 31, 2014 in the aggregate amount of $2.4 million. Other income for the year ended January 31, 2014 also included net interest income of $1.0 million including primarily interest earned on the notes receivable from the Moxie Project Entities subsequent to their deconsolidations.

Income Tax Expense

For the year ended January 31, 2015, we incurred income tax expense of $20.9 million reflecting an annual effective income tax rate of 32.5%. This rate was lower than the federal income tax rate of 35% and the prior year’s effective income tax rate due substantially to the favorable permanent effect of excluding income attributable to our joint venture partner from our taxable income. As discussed above, the joint ventures were formed and commenced activities during the year ended January 31, 2014 providing the net income attributable to noncontrolling interests for the year. Our effective tax rate for the year ended January 31, 2015 also reflected the permanent benefit of the domestic production activities deduction. These factors were partially offset by the unfavorable effects of state income taxes and the federal income tax return-to-provision adjustment in the amount of approximately $0.2 million.

Income tax expense of $26.0 million for the year ended January 31, 2014 resulted in an annual effective income tax rate of 37.5%. This rate was higher than the federal income tax rate of 35% due to the unfavorable effects of state income taxes and income tax adjustments. These effects were only partially offset by the favorable effect of permanent differences, primarily the domestic production activities deduction, deconsolidation of variable interest entities and the exclusion of our partner’s share of the prior year’s smaller amount of income related to the joint ventures. Amounts reflected in the income tax provision for the year ended January 31, 2014 included federal income tax return-to-provision and other adjustments of $0.3 million.

Liquidity and Capital Resources as of January 31, 2016

During the year ended January 31, 2016, we made short-term investments resulting in a balance of $114.1 million as of January 31, 2016. These purchases contributed significantly to the decrease of $172.8 million in cash and cash equivalents during Fiscal 2016 to a balance of $160.9 million as of January 31, 2016. The balance of cash and cash equivalents was $333.7 million as of January 31, 2015. In an effort to achieve modest, low-risk increases in the income yield on invested cash balances, we purchased certificates of deposit from our Bank during Fiscal 2016, with original terms between three and six months, that we classified as short-term investments in our consolidated balance sheet as of January 31, 2016.

In addition, the amounts of billings on current projects which temporarily exceeded the corresponding amounts of costs and estimated earnings, decreased during Fiscal 2016 as work progressed on the Panda projects. The decline in this account balance represented a use of cash in the amount of $64.9 million. The gradual wind down of this work also allowed us to reduce accounts payable and accrued expenses during Fiscal 2016, a use of cash in the amount of $12.2 million. However, as our EPC contract efforts are not yet completed, amounts retained by the project owners from amounts billed by us during Fiscal 2016 have not been released. As a result, accounts receivable increased during Fiscal 2016 which represented a use of cash in the amount of $12.2 million. As stated in Note 7 to the accompanying consolidated financial statements, retained amounts included in accounts receivable as of January 31, 2016 totaled $44.6 million.

Nonetheless, our working capital increased by $15.1 million to $164.0 million as of January 31, 2016 from $148.9 million as of January 31, 2015, as our net income for the year ended January 31, 2016 in the amount of $50.2 million represented a significant source of cash from operations.

The acquisitions of TRC and APC required the use of cash in the amount of $17.4 million; this amount was net of cash acquired, the fair value of the shares of common stock issued to the prior owners of APC and the amount of the escrow liability. In addition, Argan advanced a combined amount of $18.4 million to TRC and APC that was used primarily to retire accounts payable and other liabilities assumed by us with the acquisitions and to provide additional working capital to these businesses. We used cash to make dividend payments to our stockholders in November 2015 in the aggregate amount of $10.4 million. We also expended cash to make capital expenditures in the amount of $3.1 million during Fiscal 2016 including capitalized power plant project development costs incurred by Moxie Freedom prior to its deconsolidation. The sale by Moxie of a substantial ownership interest in Moxie Freedom and the associated financing of the construction of the power plant (see Note 5 to the accompanying consolidated financial statements) resulted in the payment to us of development success fees in the amount of $4.3 million and also the repayment to us of amounts loaned to the project development entity, plus accrued interest, in the aggregate amount of $4.9 million.  We also received approximately $1.7 million in net cash proceeds during Fiscal 2016 from the exercise of options to purchase 106,450 shares of our common stock.

During the year ended January 31, 2015, our balance of cash and cash equivalents increased by approximately $61.5 million to $333.7 million from a balance of $272.2 million as of January 31, 2014. For the same period, our working capital increased to $148.9 million as of January 31, 2015 from $133.3 million as of January 31, 2014.

Net cash was provided by our operating activities during the fiscal year ended January 31, 2015 in the amount of $93.3 million including our net income for the year which was $43.5 million. Primarily due to the increasing construction activity on major EPC projects last fiscal year, we increased the amount of accounts payable and accrued liabilities and experienced a temporary increase in the amount of billings in excess of costs incurred and estimated earnings. These increases provided cash in the approximate amounts of $22.6 million and $26.8 million during the year ended January 31, 2015, respectively. During the year ended January 31, 2015, our cash flow benefitted from the amounts of cash provided by the exercise of stock options by employees and directors, which totaled $5.4 million. In addition, these transactions resulted in excess income tax benefits for the year ended January 31, 2015 in the amount of $1.5 million. We used cash during the year ended January 31, 2015 to make cash distributions to our joint venture partner, to pay cash dividends to our stockholders and to make capital expenditures in the amounts of $25.0 million, $10.2 million and $2.9 million, respectively.

As of January 31, 2016, there were no restrictions with respect to inter-company payments from GPS, TRC, APC or SMC to the holding company. The consolidated balance sheets as of January 31, 2016 included cash, cash equivalents and short-term investments held within consolidated joint venture entities. The combined balance of joint venture cash and cash equivalents was $41.8 million as of January 31, 2016; short-term investments of the joint ventures amounted to approximately $9.0 million as of January 31, 2016. These amounts will be used primarily to cover future construction costs incurred by the joint ventures and the remaining distributions of earnings to the joint venture partners.

During the second quarter of Fiscal 2016, we renegotiated our financing arrangements with Bank of America (the “Bank”); the replacement agreement was completed in August 2015. It provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. We may also use the borrowing ability to cover standby letters of credit issued by the Bank to us in the ordinary course of business. There were no actual borrowings outstanding under Bank financing arrangements as of January 31, 2016 or January 31, 2015. Borrowing availability in the total amount of approximately $1.4 million has been designated to cover several letters of credit issued by the Bank, with expiration dates ranging from September 23, 2016 to November 5, 2016, in support of the project development activities of a potential power plant owner, leaving approximately $8.6 million available for use currently.

The Company has pledged the majority of its assets to secure the financing arrangements. However, the Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. We were in compliance with theses financial covenants as of January 31, 2016. Management believes that the Company will continue to comply with its financial covenants under the replacement financing arrangements.

If the Company’s performance results in our noncompliance with any of the financial covenants, we would most likely seek to modify the financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of all then outstanding senior debt due and payable.

At January 31, 2016, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. The fund is sponsored by an investment division of the Bank. Our operating bank accounts are maintained with the Bank.

We believe that cash on hand, cash that will be provided over the next six months with the maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future without deterioration of our working capital. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

Contractual Obligations

Contractual obligations outstanding as of January 31, 2016 are summarized below ($s in thousands):

	Amount of Commitment Expiration per Period
	Less Than			Over 5	Total
Contractual Obligations	One Year	1-3 Years	4-5 Years	Years	Commitment
Operating leases	$622	$531	$178	$—	$1,331
Purchase commitments (1)	891	19	—	—	910

Totals	$1,513	$550	$178	$—	$2,241

(1)    Amounts represent primarily service arrangements. Commitments pursuant to purchase orders and subcontracts related to construction contracts are not included as such amounts are expected to be funded under contract billings. We have no significant obligation for materials or subcontract services beyond those required to complete contracts awarded to us.

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

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of January 31, 2016, the total amount of outstanding surety bonds issued under such arrangements was $7.3 million.

As is common in our industry, general construction contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a project owner such as a government agency or a commercial enterprise. These teaming arrangements are generally dissolved upon completion of the project or program. In addition, as discussed previously, we may obtain interests in variable interest entities formed by its owners for a specific purpose.

We have financial control of the construction joint ventures formed during the year ended January 31, 2014 for the purpose of building the Panda Liberty and Panda Patriot power plants. As such, the accounts of the joint ventures are included in our consolidated financial statements for the years ended January 31, 2016, 2015 and 2014.

We have considered ourselves to be the primary beneficiaries of variable interest entities formed by an independent firm for the purposes of developing three natural gas-fired power plants. In agreements negotiated with the developer, we provided substantial portions of the funding for these efforts. During these periods, we included the accounts of the variable interest entities in our consolidated financial statements. Subsequently, substantial ownership interests in each entity were sold and construction financing was arranged for each project in separate transactions. The most recent transaction occurred during Fiscal 2016 (see the discussion of Moxie Freedom included in Note 5 to the accompanying consolidated financial statements). In each case, we deconsolidated the variable interest entity when we were no longer providing financial support. We may enter similar support arrangements in the future in connection with power plant development opportunities when we are confident that financing will lead to the award of the corresponding EPC contracts.

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

The following table presents EBITDA attributable to the stockholders of Argan, Inc. for the years ended January 31, 2016, 2015 and 2014 ($s in thousands):

	2016	2015	2014

Net income, as reported	$50,204	$43,455	$43,344
Interest expense	211	30	10
Income tax expense	25,302	20,912	25,991
Depreciation	779	551	549
Amortization of purchased intangible assets	531	243	243
EBITDA	77,027	65,191	70,137
Noncontrolling interests -
Net income	13,859	13,010	3,219
Interest expense	219	—	171
Income tax expense (benefit)	44	(44)	432
EBITDA of noncontrolling interests	14,122	12,966	3,822
EBITDA attributable to the stockholders of Argan, Inc.	$62,905	$52,225	$66,315

Our net cash (used in) provided by operations is a comparable performance measure determined in accordance with US GAAP. The following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in or provided by operating activities that are presented in our consolidated statements of cash flows for the years ended January 31, 2016, 2015 and 2014:

	2016	2015	2014

EBITDA	$77,027	$65,191	$70,137
Current income tax expense	(21,881)	(20,016)	(24,290)
Interest expense	(211)	(30)	(10)
Non-cash stock option compensation expense	2,374	2,017	1,536
Gains on the deconsolidation of VIEs	(349)	—	(2,444)
(Increase) decrease in accounts receivable	(12,194)	(3,879)	1,294
Change related to the timing of scheduled billings	(62,958)	26,900	62,099
(Decrease) increase in accounts payable and accrued liabilities	(12,196)	22,645	(10,513)
Other, net	(3,209)	501	598
Net cash (used in) provided by operating activities	$(33,597)	$93,329	$98,407

Critical Accounting Policies

Descriptions of the Company’s significant accounting policies, including those discussed below, are included in Note 2 to the accompanying consolidated financial statements for the year ended January 31, 2016. We consider the accounting policies related to revenue recognition on long-term construction contracts; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting; and the reporting of any legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special interest entities including joint ventures and variable interest entities. In addition, our accounting for revenues associated with project development services provided by the power industry services segment was significant to the financial results reported for the years ended January 31, 2016 and 2014.

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

Revenue Recognition

We enter into EPC and other long-term construction contracts principally on the basis of competitive bids or in conjunction with our support of the development of power projects. The types of contracts may vary and include agreements under which revenues are based on a fixed-price, cost-plus-fee or time and materials basis. Nearly 100% of our current EPC contracts at GPS are fixed-price.  Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion.  This requires us to prepare on-going estimates of the costs to complete each contract as the project progresses.  In preparing these estimates, we make significant judgments and assumptions concerning our significant costs, including materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Components of fee based on our achievement of certain cost or schedule objectives are included when we believe it is probable that such amounts have been earned. As presented in Note 20 to the accompanying consolidated financial statements, the gross profit determined and reported for the power industry services business segment and its performance on long-term contracts during the year ended January 31, 2016 was $96.8 million.

Actual costs may vary from the costs we estimate. Variations from estimated contract costs along with other risks inherent in fixed-price contracts may result in actual revenues and gross profits differing from those we estimate and could result in losses on projects or other significant unfavorable impacts on our operating results for any fiscal quarter or year.  If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. No such significant loss was identified by us during the years ended January 31, 2016, 2015 or 2014.  However, significant losses on certain contracts were recognized by TRC prior to our acquisition on December 4, 2015. We review the estimate of total cost on each company’s significant contracts monthly. We believe our exposure to losses on fixed price contracts at each company going forward is limited by our management’s experience in estimating contract costs and in making early identification of unfavorable variances as work progresses.

We consider unapproved change orders to be contract variations on which we have customer approval for scope change, but not for the price associated with that scope change.  The costs associated with a scope change are expensed as incurred and included in the estimated amount of cost to complete the contract. We recognize revenue on an unapproved change order when realization of price approval is probable. As of January 31, 2016, there were no material unapproved change orders included in the total contract value amounts or reflected in the estimated total cost amounts of the contracts in progress. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes revenues from a claim only when an agreement on the amount of the claim has been reached.

Our long-term contracts typically have schedule dates and other performance obligations that if not met could subject us to penalties for liquidated damages. These generally relate to specified activities that must be completed by an established contractual date or by achievement of a specified level of output. Each contract defines the conditions under which a project owner may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted, but the potential to do so is used in negotiating or settling claims and closing out the contract. As of January 31, 2016, there is one project where we may be subject to as much as $11.1 million in liquidated damages due to delays in achieving substantial completion based on current estimates of completion. If additional delays occur beyond our estimated completion date, the rate of schedule liquidated damages could be as much as $175,000 per day. We considered the potential liquidated damages in determining the adequacy of the project’s estimate-to-complete as of January 31, 2016.

In addition to revenues related to the core services provided by the power industry services segment, we received success fees associated with project development services in the aggregate amount of $4.3 million and $27.1 million during the years ended January 31, 2016 and 2014, respectively, as presented and described in Notes 2 and 5 to the accompanying consolidated financial statements. No such fees were realized during the year ended January 31, 2015. As we were not relieved of our responsibility to provide working capital funding for the three projects started by Moxie (our primary responsibility under the related development agreement) until the closing of their purchases by a third party, and as these projects did not have the means to pay development success fees until the financial closings occurred, we did not consider the development success fees related to each project to be earned or realizable until we received payment of the fees at the closing of each purchase. Accordingly, we recognized the fees related to each project at the time of the corresponding closing.

Goodwill

In connection with the acquisitions of GPS, APC and TRC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements, trade names and certain fabrication process certifications. We utilized the assistance of a professional appraisal firm in the initial determinations of goodwill and the other purchased intangible assets for these acquisitions. Other than goodwill, most of our purchased intangible assets were determined to have finite useful lives.

At January 31, 2016, the total carrying value of goodwill was approximately $37.4 million, which represented approximately 9% of consolidated total assets. The Company reviews the carrying value of goodwill for impairment annually, typically as of November 1. We would also perform tests for impairment of the goodwill more frequently if events or changes in circumstances indicated that its value might be impaired.

As prescribed by current accounting guidance, we ordinarily determine whether goodwill has been impaired or not using a two-step process of analysis. The first step of our goodwill impairment testing process is to identify a potential impairment by comparing the fair value of a reporting unit, which may be a business unit that is one level below the operating segment level, with its carrying amount including goodwill. Currently, we have five reporting units, three of which include goodwill. If the fair value is less than the carrying value of the reporting unit, step two is performed which would identify the amount of the goodwill reduction, or impairment. If the fair value of the reporting unit exceeds the carrying value, goodwill is considered not impaired, and step two becomes unnecessary.

The carrying amount of the goodwill for TRC is $14.9 million. We did not perform an impairment assessment related to TRC for Fiscal 2016 as it was acquired after the normal annual review performance date and so close to year-end. For Fiscal 2016, we did perform a goodwill impairment assessment for APC (acquired on May 29, 2015) as of January 31, 2016 with the assistance of a professional business valuation form. The carrying amount of goodwill for APC is $4.0 million. It was determined that the fair value of APC exceeded the carrying value of the business by 7.1%, and no impairment adjustment was necessary.

Professional guidance does include a simplification of the two-step goodwill impairment test required by the general rules. The simplified approach allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a reporting entity unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors. We utilized this approach in evaluating GPS for the current year.

The carrying value of the goodwill for GPS is $18.5 million. As of November 1, 2015, we considered the significant excess of fair value over the carrying value of GPS that was determined last year, its continued strong financial performance during Fiscal 2016, the new EPC contracts awarded to GPS during Fiscal 2016 that increased its contract backlog to $1.1 billion and other business environment and market conditions. Based on the analysis described above, we believe that it was more likely than not that the fair value of the GPS business unit exceeded its carrying value. Therefore, completion of the two-step impairment assessment process was considered to be unnecessary as of November 1, 2015.

Deferred Tax Assets and Liabilities

Our consolidated balance sheets included deferred income tax liabilities as of January 31, 2016 and 2015 in the amounts of $1.3 million and $1.0 million, respectively. As of January 31, 2016, our consolidated balance sheet also included deferred tax assets in the amount of $1.1 million. The components of our deferred tax assets and liabilities are presented in Note 17 to the accompanying consolidated financial statements. These amounts reflect differences in the periods in which certain transactions are recognized for financial and income tax reporting purposes.

In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets, including those related to the net operating losses of TRC that IRS regulations will allow us to use in order to offset future operating income, depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of earnings. At this time, we believe that the historically strong earnings performance of our power industry services segment will continue during the periods in which the applicable temporary income tax differences become deductible including those discussed in the preceding paragraph. Accordingly, we believe that it is more likely than not that we will realize the benefit of all of our deferred tax assets.

Stock Options

We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the awards and recognize the corresponding expense amounts over the vesting periods which are typically one year. Options to purchase 300,000, 305,500 and 303,000 shares of our common stock were awarded during the years ended January 31, 2016, 2015 and 2014, with weighted average fair value per share amounts of $8.97, $7.14 and $4.40, respectively. The amounts of compensation expense recorded during the corresponding years related to vesting stock options were $2.4 million, $2.0 million and $1.5 million, respectively.

We use the Black-Scholes option pricing model to compute the fair value of stock options.  The Black-Scholes model requires the use of highly subjective assumptions in the computations which are disclosed in Note 16 to the accompanying consolidated financial statements and include the risk-free interest rate, the expected volatility of the market price of our common stock and the expected life of each stock option. We use the “simplified method” in developing the estimates of the expected lives of stock options, as we believe that the resulting estimates are reasonable and that our historical stock option exercise experience remains insufficient to provide a reasonable basis upon which to estimate expected lives. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards. In addition, commencing in the year ended January 31, 2014, we began to include an estimated dividend yield in the assumptions used to determine the fair value of stock option awards in recognition of history of over the last five (5) years paying annual cash dividends to our stockholders.

Variable Interest Entities

Primarily due to Moxie Freedom not having sufficient equity investment to finance its activities without additional financial support, it was considered to be a variable interest entity (a “VIE”). A company with interests in a VIE must consolidate the entity if the company is deemed to be the primary beneficiary of the VIE; that is, if it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships that may be difficult to understand and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date.

Our evaluation affirmed that, despite not having an ownership interest in Moxie Freedom, GPS was the primary beneficiary of this VIE due primarily to the significance of GPI’s loans to the entity, the risk that GPI could absorb significant losses if the development project was not successful, the opportunity for GPI to receive a development success fee and the intent of the parties for GPS to be awarded the large EPC contract for the construction of the power plant. As a result, the accounts of Moxie Freedom were included in our consolidated financial statements as of January 31, 2015 and for the year then ended. As described in Note 5 to the accompanying consolidated financial statements, we deconsolidated the VIE in the second quarter of Fiscal 2016 when Moxie Freedom substantially completed its project development efforts and financial support was thereafter provided substantially by the pending investor. The deconsolidation resulted in a pre-tax gain which was included in the statement of earnings for the year ended January 31, 2016 in the amount of $0.3 million.

In November 2015, Moxie sold a substantial portion of its ownership interest in Moxie Freedom. At the financial closing, we received repayment of our development loans and the related accrued interest in the full amount of $4.9 million, we received the payment of a development success fee in the amount of $4.3 million, and we received a full notice-to-proceed with activities pursuant to the corresponding EPC contract.

During the year ended January 31, 2012, we performed a similar analysis and concluded that we were the primary beneficiary of both of the VIEs formed in connection with the development of the two power plants now known as Panda Liberty and Panda Patriot. However, as discussed in Note 5 to the accompanying consolidated financial statements, due to events that occurred during the year ended January 31, 2014, we determined that we were no longer the primary beneficiary of either VIE. We recognized pre-tax gains totaling $2.4 million in the year ended January 31, 2014 in connection with the deconsolidation of these VIEs. Later that year, both projects were sold to Panda in separate transactions. At the financial closings, we received repayment of our development loans and the related accrued interest in the aggregate full amount of $8.9 million, we received the payment of development success fees in the aggregate amount of $27.1 million, and we received a full notice-to-proceed with activities for each project pursuant to the corresponding EPC contract.

Legal Contingencies

As discussed in Note 14 to the accompanying consolidated financial statements, we do become involved in legal matters where litigation has been initiated or claims have been made against us. At this time, we do not believe that any additional material loss is probable related to any of the current matters discussed therein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the outcomes of these legal matters change, significant losses or additional costs may be recorded. On the other hand, the final outcome of a legal matter may result in the reversal of accrued liabilities established in prior periods.  We believe that our accounting for legal contingencies during the three-year period ended January 31, 2016 has been appropriate. As discussed below, the resolution of the significant legal matters during this period resulted in favorable adjustments to our consolidated financial statements.

In August 2009, the owner of a partially completed ethanol plant, ALTRA Nebraska, LLC (“Altra”), filed for bankruptcy protection. We were the EPC contractor for the project. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. As of January 31, 2015, the remaining net proceeds of $5.5 million were being held by the bankruptcy court and had not been distributed to Altra’s creditors. During a mediation session that occurred in April 2015, the parties with lien claims being considered by the bankruptcy court executed a settlement agreement pursuant to which we received a payment of $1.6 million in May 2015 from the proceeds deposited with the bankruptcy court. We recorded the settlement amount in revenues for the first quarter. The court was advised of the mediation result, and this matter was dismissed.

The favorable conclusion of the litigation matter initiated against us by Tampa Bay Nutraceutical Company enabled us to reverse the corresponding accrual established for anticipated legal costs which resulted in a reduction of selling, general and administrative expenses for the year ended January 31, 2014 in the amount of $1.3 million.

As disclosed in Note 14, TRC is the defendant in a lawsuit filed in Person County, North Carolina, with the plaintiff seeking the payment of $0.8 million from TRC related to contractual obligations and unpaid billings. It is also seeking recovery of $1.6 million from a bond issued on behalf of TRC relating to one significant project located in Calhoun, Tennessee.

In March 2016, TRC filed responses to the claims based on the positions that the plaintiff failed to deliver a number of items required by the applicable contracts between the parties and that the invoices rendered by plaintiff covering the disputed services will not be paid until such deliverables are supplied. Further, TRC maintains that certain sums are owed to it for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of the plaintiff that total approximately $2.5 million. The amounts invoiced by the plaintiff were accrued by TRC and the corresponding liability amount was included in accounts payable in the consolidated balance sheet as of January 31, 2016. TRC has not recorded an account receivable related to its responses to the claims.

We intend to defend against these claims of and to pursue our claims against the plaintiff with vigorous efforts. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by us that TRC will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on our consolidated operating results in a future reporting period.

Recently Issued Accounting Pronouncements

Note 3 to the accompanying consolidated financial statements presents descriptions of accounting pronouncements recently issued by the Financial Accounting Standards Board (the “FASB”) that are not yet effective and that may be relevant to our future financial reporting. Most importantly, these include Accounting Standard Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which was issued in May 28, 2014, and Accounting Standard Update 2016-02 (“ASU 2016-02”), Leases, which was issued in February 2016. ASU 2014-09 represents an effort to create a new, principle-based revenue recognition framework. ASU 2016-02 will require the recognition of all operating leases with terms greater than one year on the balance sheet.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of January 31, 2016, we had no outstanding borrowings under our financing arrangements with Bank of America (see Note 12 to the accompanying consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%.  As of January 31, 2016, the weighted average interest rate on our short-term investments of $114.1 million was 0.63%.  During the years ended January 31, 2016, 2015 and 2014, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

To illustrate the potential impact of changes in interest rates on our results of operations, we have performed the following hypothetical analysis, which assumes that our consolidated balance sheet as of January 31, 2016 remains constant, and no further actions are taken to alter our existing interest rate sensitivity (dollars in thousands).

Basis Point Change(1)	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Earnings (pre-tax)
Up 300 basis points	$3,423	$—	$3,423
Up 200 basis points	2,282	—	2,282
Up 100 basis points	1,141	—	1,141
Down 63 basis points	(719)	—	(719)

(1)              As of January 31, 2016, the weighted average interest rate on our short-term investments was 0.63%. Therefore, the largest decrease in interest rates presented is 63 basis points.

The acquisition of APC makes us subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (US Dollars) which will be properly recognized in accumulated other comprehensive income (loss) which is net of tax, when applicable. Net foreign currency exchange losses were incurred during Fiscal 2016 associated primarily with a Euro-denominated bank account opened by us in order to complete the acquisition of APC. Subsequently, this bank account was closed.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements on page 47 of this Annual Report on Form 10-K.

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

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Management assessed our internal control over financial reporting as of January 31, 2016, the end of the fiscal year, based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. This assessment excluded the internal control over financial reporting of APC and TRC, which were acquired on May 29, 2015 and December 4, 2015, respectively. The combined total assets and combined revenues of these acquired businesses represented 17% and 7%, respectively, of the related consolidated financial statement amounts for the Company as of and for the year ended January 31, 2016.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2016 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the second and fourth quarters of the fiscal year ended January 31, 2016, the Company acquired APC and TRC, respectively.  The Company is currently in the process of integrating these subsidiaries pursuant to the Sarbanes-Oxley Act of 2002. The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be changed as needed.

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

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be incorporated by reference to our 2016 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION.

The information required by this item will be incorporated by reference to our 2016 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be incorporated by reference to our 2016 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be incorporated by reference to our 2016 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be incorporated by reference to our 2016 Proxy Statement relating to the election of directors and other matters which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS.

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended. Incorporated by reference to the registrant’s Annual Report on Form 10-KSB filed on April 27, 2004.
3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on April 15, 2009.
10.1	2001 Incentive Stock Option Plan. Incorporated by reference to the registrant’s Proxy Statement filed on Schedule 14A on August 6, 2001.
10.2	Argan, Inc. 2011 Stock Plan (Revised as of 4-16-15). Incorporated by reference to the registrant’s Proxy Statement filed on Schedule 14A on May 8, 2015.
10.3

Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Rainer H. Bosselmann. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 5, 2005.

10.4

Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Arthur F. Trudel, Jr. Incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed on January 5, 2005.

10.5

Employment Agreement dated as of December 11, 2014 by and between Argan, Inc. and Cynthia A. Flanders. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 12, 2014.

10.6

Employment Agreement dated as of October 13, 2015 by and between Argan, Inc. and David H. Watson. Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015.

10.7

Amended and Restated Employment Agreement, dated April 1, 2011, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC and William F. Griffin, Jr. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 21, 2011.

10.8

First Amendment to Amended and Restated Employment Agreement, dated as of December 17, 2013, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Plant Operations, LLC and William F. Griffin, Jr. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on December 18, 2013.

10.9

Replacement Credit Agreement, dated August 10, 2015, among Argan, Inc. (and certain subsidiaries of Argan, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015.

14.1	Code of Ethics. Incorporated by reference to the registrant’s Annual Report on Form 10-KSB filed on April 27, 2004.
14.2	Argan, Inc. Code of Conduct (Amended January 2007). Incorporated by reference to the registrant’s Annual Report on Form 10-KSB filed on April 26, 2007.
21	Subsidiaries of the Company. (a)
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (a)
31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002. (a)
31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002. (a)
32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002. (a)
32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002. (a)
101.INS#	XBRL Instance Document. (a)
101.SCH#	XBRL Schema Document. (a)
101.CAL#	XBRL Calculation Linkbase Document. (a)
101.LAB#	XBRL Labels Linkbase Document. (a)
101.PRE#	XBRL Presentation Linkbase Document. (a)
101.DEF#	XBRL Definition Linkbase Document. (a)

(a)    Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

April 14, 2016	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer	April 14, 2016
Rainer H. Bosselmann	(Principal Executive Officer)

/s/ Henry A. Crumpton	Director	April 14, 2016
Henry A. Crumpton

/s/ Cynthia A. Flanders	Director	April 14, 2016
Cynthia A. Flanders

/s/ Peter W. Getsinger	Director	April 14, 2016
Peter W. Getsinger

/s/ William F. Griffin	Director	April 14, 2016
William F. Griffin

/s/ William F. Leimkuhler	Director	April 14, 2016
William F. Leimkuhler

/s/ W. G. Champion Mitchell	Director	April 14, 2016
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 14, 2016
James W. Quinn

/s/ Brian R. Sherras	Director	April 14, 2016
Brian R. Sherras

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2016 and 2015, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argan, Inc. and subsidiaries as of January 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 14, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Baltimore, Maryland

April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Atlantic Project Company Limited and affiliates and The Roberts Company, wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 17 and 7 percent, respectively, of the related consolidated financial statement amounts as of and for the fiscal year ended January 31, 2016. As indicated in Management’s Report, Atlantic Projects Company Limited and affiliates and The Roberts Company were acquired during fiscal year 2016.  Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Atlantic Projects Company Limited and affiliates and The Roberts Company.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 31, 2016, and our report dated April 14, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Baltimore, Maryland

April 14, 2016

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JANUARY 31,

(In thousands, except per share data)

	2016	2015	2014
REVENUES
Power industry services	$387,636	$376,676	$218,649
Industrial fabrication and field services	15,260	—	—
Telecommunications infrastructure services	10,379	6,434	8,806
Revenues	413,275	383,110	227,455
COST OF REVENUES
Power industry services	290,823	294,643	141,807
Industrial fabrication and field services	15,527	—	—
Telecommunications infrastructure services	7,460	4,864	6,800
Cost of revenues	313,810	299,507	148,607
GROSS PROFIT	99,465	83,603	78,848
Selling, general and administrative expenses	25,060	19,470	12,918
INCOME FROM OPERATIONS	74,405	64,133	65,930
Gains on the deconsolidation of variable interest entities	349	—	2,444
Other income, net	752	234	961
INCOME BEFORE INCOME TAXES	75,506	64,367	69,335
Income tax expense	25,302	20,912	25,991
NET INCOME	50,204	43,455	43,344
Net income attributable to noncontrolling interests	13,859	13,010	3,219
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$36,345	$30,445	$40,125

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$2.46	$2.11	$2.85
Diluted	$2.42	$2.05	$2.78

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,757	14,433	14,072
Diluted	15,024	14,823	14,427

CASH DIVIDENDS PER COMMON SHARE	$0.70	$0.70	$0.75

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(In thousands, except share and per share data)

	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$160,909	$333,691
Short-term investments	114,098	—
Accounts receivable, net	64,185	27,330
Costs and estimated earnings in excess of billings	4,078	455
Notes receivable and accrued interest, net	1,974	1,786
Deferred income taxes	1,111	—
Prepaid expenses and other current assets	5,368	1,092
TOTAL CURRENT ASSETS	351,723	364,354
Property, plant and equipment, net	12,308	6,518
Goodwill	37,405	18,476
Intangible assets, net	9,344	1,845
Other assets	122	—
TOTAL ASSETS	$410,902	$391,193

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$46,395	$37,691
Accrued expenses	35,454	15,976
Billings in excess of costs and estimated earnings	105,863	161,564
Deferred income taxes	—	201
TOTAL CURRENT LIABILITIES	187,712	215,432
Deferred income taxes	1,335	809
TOTAL LIABILITIES	189,047	216,241

COMMITMENTS AND CONTINGENCIES (Notes 13 and 14)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 14,839,702 and 14,634,434 shares issued at January 31, 2016 and 2015, respectively; 14,836,469 and 14,631,201 shares outstanding at January 31, 2016 and 2015, respectively	2,226	2,195
Additional paid-in capital	117,274	109,663
Retained earnings	99,581	73,614
Accumulated other comprehensive loss	(565)	—
TOTAL STOCKHOLDERS’ EQUITY	218,516	185,472
Noncontrolling interests (Note 5)	3,339	(10,520)
TOTAL EQUITY	221,855	174,952
TOTAL LIABILITIES AND EQUITY	$410,902	$391,193

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2016, 2015 AND 2014

(In thousands except share information)

	Common Stock		Additional		Accumulated
	Outstanding Shares	Par Value	Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Noncontrolling Interests	Total Equity

Balances, February 1, 2013	13,974,327	$2,096	$94,971	$23,850	$—	$(1,749)	$119,168
Net income	—	—	—	40,125	—	3,219	43,344
Exercise of stock options	309,074	46	3,722	—	—	—	3,768
Stock option vesting	—	—	1,536	—	—	—	1,536
Release of restricted stock	2,500	1	25	—	—	—	26
Excess tax benefit on exercised stock options	—	—	576	—	—	—	576
Cash dividends	—	—	—	(10,640)	—	—	(10,640)
Deconsolidation of VIEs	—	—	—	—	—	(1)	(1)

Balances, January 31, 2014	14,285,901	2,143	100,830	53,335	—	1,469	157,777
Net income	—	—	—	30,445	—	13,010	43,455
Exercise of stock options	345,300	52	5,336	—	—	—	5,388
Stock option vesting	—	—	2,017	—	—	—	2,017
Excess tax benefit on exercised stock options	—	—	1,480	—	—	—	1,480
Cash dividends	—	—	—	(10,166)	—	—	(10,166)
Cash distributions to joint venture partner	—	—	—	—	—	(25,000)	(25,000)
Formation of VIE	—	—	—	—	—	1	1

Balances, January 31, 2015	14,631,201	2,195	109,663	73,614	—	(10,520)	174,952
Net income	—	—	—	36,345	—	13,859	50,204
Foreign currency translation loss	—	—	—	—	(565)	—	(565)
Acquisition of APC	98,818	15	3,521	—	—	—	3,536
Exercise of stock options	106,450	16	1,802	—	—	—	1,818
Stock option vesting	—	—	2,374	—	—	—	2,374
Excess tax benefit on exercised stock options	—	—	(86)	—	—	—	(86)
Cash dividends	—	—	—	(10,378)	—	—	(10,378)

Balances, January 31, 2016	14,836,469	$2,226	$117,274	$99,581	$(565)	$3,339	$221,855

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(In thousands)

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$50,204	$43,455	$43,344
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Deferred income tax expense	3,421	896	1,701
Stock option compensation expense	2,374	2,017	1,536
Depreciation	779	551	549
Amortization of purchased intangible assets	531	243	243
Gains on the deconsolidation of variable interest entities	(349)	—	(2,444)
Other	107	—	—
Changes in operating assets and liabilities
Accounts receivable	(12,194)	(3,879)	1,294
Costs and estimated earnings in excess of billings	1,972	72	722
Prepaid expenses and other assets	(2,751)	501	598
Accounts payable and accrued expenses	(12,196)	22,645	(10,513)
Billings in excess of costs and estimated earnings	(64,930)	26,828	61,377
Other comprehensive loss	(565)	—	—
Net cash (used in) provided by operating activities	(33,597)	93,329	98,407

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(252,000)	—	—
Maturities of short-term investments	138,000	—	—
Purchase of subsidiaries, net of cash acquired (Note 4)	(17,379)	—	—
Purchase of property and equipment	(3,118)	(2,936)	(1,136)
Loans to energy project developers	(1,052)	(614)	(2,450)
Payments received on loans made to variable interest entities	5,012	—	8,915
Net cash (used in) provided by investing activities	(130,537)	(3,550)	5,329

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(10,378)	(10,166)	(10,640)
Cash distributions to joint venture partner	—	(25,000)	—
Proceeds from the exercise of stock options	1,818	5,389	3,794
Excess income tax benefits on exercised stock options	(86)	1,480	576
Deconsolidation of the cash of variable interest entities	(2)	—	(399)
Net cash used in financing activities	(8,648)	(28,297)	(6,669)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(172,782)	61,482	97,067
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	333,691	272,209	175,142

CASH AND CASH EQUIVALENTS, END OF YEAR	$160,909	$333,691	$272,209

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$25,678	$18,662	$24,723
Common stock issued in connection with the acquisition of APC (noncash transaction, see Note 4)	$3,536	—	—

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2016, 2015 AND 2014

(Tabular amounts in thousands, except share and per share data)

NOTE 1 — DESCRIPTION OF THE BUSINESS

The consolidated financial statements include the accounts of Argan, Inc. (“Argan”), its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which Argan or one of its wholly-owned subsidiaries is deemed to be the primary beneficiary. Argan conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 90%, 98% and 96% of consolidated revenues for the fiscal years ended January 31, 2016, 2015 and 2014, respectively; The Roberts Company (“Roberts,” see Note 4); Atlantic Projects Company Limited and affiliates (“APC,” see Note 4) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.” The Company’s fiscal year ends on January 31 of each year.

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities (see Note 5), and APC represent our power industry services reportable segment. Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region. Through Roberts, the industrial fabrication and field services reportable segment produces, delivers and installs fabricated steel components specializing in pressure vessels and heat exchangers for industrial plants primarily located in the southern United States. In addition, Roberts includes a plant services group that handles maintenance turnarounds, shutdowns and emergency mobilizations.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries, its majority-controlled joint ventures and any variable interest entity for which the Company is deemed to be the primary beneficiary (see Note 5). All significant inter-company balances and transactions have been eliminated in consolidation. In Note 20, the Company has provided certain financial information relating to the operating results and assets of its reportable business segments based on the manner in which management disaggregates the Company’s internal financial reporting for purposes of making operating decisions.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses, and certain financial statement disclosures.  Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but are not limited to, the Company’s accounting for revenue recognition, the valuation of assets with long and indefinite lives including goodwill, the valuation of options to purchase shares of the Company’s common stock, the evaluation of contingent obligations, the valuation of deferred taxes, and the determination of the allowance for doubtful accounts. Actual results could differ from these estimates.

Fair Values — Current professional accounting guidance applies to all assets and liabilities that are being measured and reported on a fair value basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date in the principal or most advantageous market. The requirements prescribe a fair value hierarchy that has three levels of inputs, both observable and unobservable, with use of the lowest possible level of input to determine fair value. A Level 1 input includes a quoted market price in an active market or the price of an identical asset or liability. Level 2 inputs are market data other than Level 1 inputs that are observable either directly or indirectly including quoted market prices for similar assets or liabilities, quoted market prices in an inactive market, and other observable information that can be corroborated by market data. Level 3 inputs are unobservable and corroborated by little or no market data.

The carrying value amounts of the Company’s cash and cash equivalents, short-term investments, accounts and notes receivable, accounts payable and all other current assets and liabilities approximate their fair values due to the short-term nature of these instruments. The fair values of acquired companies (as needed for purposes of determining indications of impairment to the carrying value of goodwill) are determined using weighted averages of valuations based on market multiples and discounted cash flows, and consideration of the Company’s market capitalization.

Property, Plant and Equipment — Property, plant and equipment are stated at cost. Such assets acquired in a business combination are initially included in the Company’s consolidated balance sheet at fair values. Depreciation amounts are determined using the straight-line method over the estimated useful lives of the assets, other than land, which are generally from five to thirty-nine years. Building and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the related asset or the lease term, as applicable. The costs of maintenance and repairs are expensed as incurred and major improvements are capitalized. When assets are sold or retired, the cost and related accumulated depreciation are removed from the accounts and the resulting gain or loss is included in earnings.

Goodwill — At least annually, the Company reviews the carrying value of goodwill amounts for impairment. The goodwill impairment test is performed using the two-step process unless the consideration of a possible goodwill impairment conducted pursuant to the permitted simplified approach results in a conclusion that no such impairment has occurred.

The first step of the impairment test is to identify a potential impairment by comparing the fair value of the business unit with its carrying amount, including goodwill. The weighted average estimate of fair value of the business unit, generally an operating segment, is determined using various market-based and income-based valuation techniques as applicable in the particular circumstances. If the fair value of the business unit exceeds its carrying amount, goodwill of the business unit is not deemed impaired and the second step of the impairment test is not performed. If the carrying amount of the business unit exceeds its fair value, the second step of the impairment test is performed to measure the amount of impairment loss, if any. The second step of the impairment test compares the implied fair value of the business unit’s goodwill with the corresponding carrying amount. If the carrying amount of the business unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the business unit is allocated to all of the assets and liabilities of that business unit (including any unrecognized intangible assets) as if the business unit had been acquired in a business combination and the fair value of the business unit was the purchase price paid to acquire it. Nonetheless, the Company would evaluate any of these assets for impairment more frequently if events or changes in circumstances indicate that an asset value might be impaired.

The simplified approach allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is not required to calculate the fair value of a business unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors.

Revenue Recognition — Revenues are recognized primarily under various construction agreements, including agreements for which revenues are based on either a fixed price, cost-plus-fee or time and materials basis, with typical durations of three months to three years. Revenues from fixed price construction agreements, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method.  Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Revenues from time and materials contracts are recognized when the related services are provided to the customer. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Unapproved change orders, which represent contract variations for which the Company has project owner approval for scope changes but not for the price associated with the scope changes, are reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. As of January 31, 2016, there were no material unapproved change orders included in the total contract value amounts or reflected in the estimated total cost amounts of the contracts in progress.

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

The Company’s long-term contracts typically have schedule dates and other performance obligations that if not met could subject the Company to penalties for liquidated damages. These generally relate to specified activities that must be completed by an established contractual date or by achievement of a specified level of output. Each contract defines the conditions under which a project owner may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted, but the potential to do so is used in negotiating or settling claims and closing out the contract. As of January 31, 2016, there is one project where the Company may be subject to as much as $11.1 million in liquidated damages due to delays in achieving substantial completion based on current estimates of completion. If additional delays occur beyond the Company’s estimated completion date, the rate of schedule liquidated damages could be as much as $175,000 per day. The Company considered the potential liquidated damages in determining the adequacy of the project’s estimate-to-complete as of January 31, 2016.

The following schedule presents the two categories of revenues earned by the power industry services business during the years ended January 31, 2016, 2015 and 2014. Core services represent primarily the revenues from ongoing activities conducted pursuant to engineering, construction and procurement contracts for energy plant project owners. Project development fees represent amounts realized upon the success of cooperative activities performed by project developers and the Company including the permanent financing and sale of the associated project (see Note 5).

Category of Service	2016	2015	2014
Core services	$383,378	$376,676	$191,597
Project development success fees	4,258	—	27,052
Revenues	$387,636	$376,676	$218,649

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

Stock-Based Compensation — The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon fair value at the date of award using a fair value based option pricing model. The compensation expense is recognized on a straight-line basis over the requisite service period.

Foreign Currency Translation — The accompanying consolidated financial statements are presented in US Dollars. The effects of translating the financial statements of APC (see Note 4) from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive income (loss) which is net of tax, where applicable. The translation of assets and liabilities to US Dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of statement of earnings amounts is made monthly at the average currency exchange rate for the month. Net foreign currency transaction gains and losses were included in the other income, net, section of the Company’s consolidated statement of earnings for the year ended January 31, 2016; such amount was a net gain of $139,000.

NOTE 3 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to the Company’s consolidated financial statements except for the following new professional guidance.

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a final standard on revenue recognition, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), in an effort to create a new, principles-based revenue recognition framework that may affect nearly every revenue-generating entity. In April 2015, the FASB delayed the effective date of ASU 2014-09 for public companies until December 15, 2017. The new standard will generally supersede and replace nearly all existing professional guidance included in US GAAP including industry-specific guidance. The FASB’s new revenue recognition standard, will do the following:

1)             Establish a new control-based revenue recognition model,

2)             Change the basis for deciding when revenue is recognized over time or at a point in time,

3)             Provide new and more detailed guidance on specific aspects of revenue recognition, and

4)             Expand and improve disclosures about revenue.

In general, it appears that the Company will determine contract revenues pursuant to the new standard by using an approach substantially similar to the “percentage-of-completion” method that the Company uses currently in order to determine amounts of revenues earned on its long-term construction contracts. However, pursuant to the new guidance, the ability to recognize revenues over time, and to satisfy the identified performance obligation(s) of a contract, will depend on whether the applicable contract transfers control of the good and/or service provided by the Company thereunder to the applicable project owner. The Company has not completed its assessment of the full impact of the new requirements on its consolidated financial statements including an evaluation of the alternative application approaches that are provided. Entities are permitted to apply the new revenue standard either retrospectively, subject to certain practical expedients, or through an alternative transition method that requires a company to apply the guidance only to contracts that are uncompleted on the date of initial application.

Leases — In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance and which will require recognition of operating leases with lease terms of more than twelve months on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. The pronouncement will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements.  The Company has not yet evaluated the potential impact of the new guidance on our consolidated financial statements that is effective for fiscal years beginning after December 15, 2018.

Business Combinations and the Allocation of Purchase Price — In September 2015, the FASB issued ASU 2015-16, Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments, which will be effective for the Company’s consolidated financial statements starting February 1, 2016. It eliminates the requirement for acquiring companies to retrospectively adjust previously issued financial statements for adjustments made to provisional amounts during the measurement period following a business combination. ASU 2015-16 requires the acquirer to recognize adjustments made to such provisional amounts in the reporting period during which the adjustments are determined. Although its application would not have been material to consolidated financial statements issued by the Company in the past, application of ASU 2015-16 may affect the reporting of adjustments, if any, to the estimated amounts of assets and liabilities for APC and Roberts that are reflected in the Company’s consolidated financial statements as of January 31, 2016.

Consolidation — In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends existing consolidation guidance thereby requiring entities to evaluate their consolidation analysis for subsidiaries that are not wholly owned. ASU 2015-02 includes amended guidance associated with: (1) determining the consolidation model and assessing control for limited partnerships, joint ventures and similar entities; (2) determining when fees paid to decision makers or service providers are variable interests; and (3) evaluating interests held by de facto agents or related parties of the reporting entity. This new pronouncement is effective for the Company beginning in the first fiscal quarter ending April 30, 2016. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial position, results of operations, or cash flows.

Deferred Income Taxes — The amendments included in ASU 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes, eliminate the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. In accordance with the requirement for public business entities, the Company intends to adopt ASU 2015-17 for its consolidated financial statements commencing with the first fiscal quarter ending April 30, 2017. The effects of the adoption should not be material to the consolidated financial statements.

NOTE 4 — BUSINESS COMBINATIONS

On May 29, 2015, a wholly owned subsidiary of the Company purchased 100% of the outstanding capital stock of Atlantic Projects Company Limited (“APC”), a private company incorporated in the Republic of Ireland. This business combination was completed pursuant to the terms and conditions of a Share Purchase Agreement, dated May 11, 2015 (the “SPA”). Formed in Dublin over forty years ago and including its affiliated companies, APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. APC has successfully completed projects in more than thirty countries on six continents. With its presence in Ireland and its other offices located in Hong Kong, Singapore and New York, APC expands the Company’s operations internationally. APC continues to operate under its own name and with its own management team as a member of the Company’s group of companies.

The fair value on the acquisition date of the consideration transferred to the former owners of APC was $11,101,000. The consideration included (1) $6,484,000 in cash paid at closing, (2) a liability in the amount of $1,081,000 representing cash held back until the expiration of the twelve-month escrow period, and (3) 98,818 shares of the Company’s common stock issued to the former owners of APC that were valued at $3,536,000 based on the closing price of the Company’s common stock on the date of acquisition. The Company expects to pay the full amount of the escrow liability although it is entitled to retain an amount to cover any shortfall in the amount of the acquired net worth of APC, as defined in the SPA. In addition, the former owners of APC received a cash dividend during Fiscal 2016 that was declared by APC prior to the acquisition in the aggregate amount of $3,311,000. This amount was determined pursuant to the terms of the SPA and the obligation was included in the balance sheet of APC on the acquisition date as an accrued liability.

On December 4, 2015, the Company acquired TRC Acquisition LLC which owns 100% of The Roberts Company Field Services, Inc. and The Roberts Company Fabrication Services, Inc. (collectively “Roberts”), both Delaware corporations. This business combination was completed pursuant to the terms and conditions of a Membership Interest Purchase Agreement dated December 4, 2015. Roberts, founded in 1977 and headquartered near Greenville, North Carolina, is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States. Consideration included a $500,000 cash payment. In addition, the Company made cash payments totaling $15,637,000 on the closing date in order to retire the outstanding bank debt of Roberts and certain leases.

The amounts of net cash used in the acquisitions of APC and Roberts are presented below:

	APC	Roberts
Net assets acquired	$11,101	$16,137
Less - shares of common stock issued	3,536	—
Less - escrow liability	1,081	—
Less - cash acquired	2,274	2,968
Net cash used	$4,210	$13,169

Both acquisitions have been accounted for using the purchase method of accounting, with Argan as the acquirer. The results of operations for APC and Roberts have been included in the consolidated financial statements since the corresponding acquisition dates. Acquisition costs related to APC and incurred by the Company, which consisted primarily of legal and tax consulting fees and stamp taxes, were $460,000 for the year ended January 31, 2016. Acquisition costs related to Roberts, which consisted primarily of legal fees, were $123,000 for the year ended January 31, 2016. Such costs were included in selling, general and administrative expenses in the consolidated statement of earnings for Fiscal 2016.

The table below summarizes the fair values of assets acquired and liabilities assumed on the dates that APC and Roberts were acquired. However, the purchase price allocation for Roberts is preliminary. Among other matters, the Company is awaiting the final resolution of potential liquidated damages that could be claimed by one customer in the amount of $2.0 million.  The final resolution of this contingency is expected in the fiscal year ending January 31, 2017. The Company does not believe that it is probable that the liquidated damages will be assessed by the customer. For the remainder of the measurement periods for these transactions (no longer than one year from the date of acquisition  for each transaction), the effects of future adjustments to the fair value amounts, if any, will be recognized in the consolidated financial statements of the corresponding future reporting period (see Note 3).

	APC	Roberts
Cash	$2,274	$2,968
Accounts receivable	5,735	18,931
Costs and estimated earnings in excess of billings	3,177	2,162
Deferred income tax assets	—	4,399
Prepaid expenses and other assets	594	1,600
Property, plant and equipment	1,303	7,127
Intangible assets	543	7,487
Goodwill	4,049	14,880
Less - Accounts payable and accrued expenses	5,830	34,188
Less - Billings in excess of costs and estimated earnings	—	9,229
Less - Deferred income tax and other liabilities	744	—
Net assets acquired	$11,101	$16,137

The amounts of goodwill recognized with these transaction, which are included in the goodwill of the power industry services and industrial fabrication and field services reportable segments, respectively, reflect the Company’s belief that the future earnings potential of the businesses, the trained and assembled workforces and other marketing related benefits which do not qualify for separate recognition have continuing value. The amounts allocated to amortizable intangible assets included the estimated fair values of process certifications, customer contracts, customer relationships and certain other intangibles. The corresponding amounts are being amortized to expense over the terms of the corresponding useful lives or contracts, as applicable. The weighted-average amortization period for these intangible assets is 6.9 years. The fair value of the Roberts trade name is considered to have an indefinite life.

The unaudited pro forma information presented below for the years ended January 31, 2016 and 2015 assumes that the purchases of APC and Roberts both occurred on February 1, 2014. The pro forma net income amounts reflect the elimination of the acquisition-related costs incurred during the year ended January 31, 2016, and adjustments to amortization of purchased intangibles. For the year ended January 31, 2016, the pro forma results presented below reflect the significant contract losses recorded by Roberts prior to the acquisition, which resulted in a decrease to net income attributable to the Company’s stockholders in the amount of $23,643,000, or $1.57 per diluted share. In the aggregate, the adjustments increased net income attributable to the Company’s stockholders for the year ended January 31, 2015 in the amount of $667,000, or $0.04 per diluted share, on a pro forma basis. The unaudited pro forma information presented below may not be indicative of the results that would have been obtained had the transactions occurred on February 1, 2014, nor is it indicative of the Company’s future results.

	2016	2015
Pro forma revenues	$575,961	$524,795
Pro forma net income	$26,561	$44,122
Pro forma net income attributable to the stockholders of Argan, Inc.	$12,702	$31,112
Pro forma earnings per share attributable to the stockholders of Argan, Inc.
Basic	$0.86	$2.14
Diluted	$0.84	$2.06

The aggregate amount of revenues attributable to APC and Roberts and included in the consolidated statement of earnings for the year ended January 31, 2016 was $29,454,000. The amount of loss before income tax benefit attributable to the acquired companies for the corresponding period was $1,509,000.

NOTE 5 — SPECIAL PURPOSE ENTITIES

Construction Joint Ventures

GPS assigned its contracts for the engineering, procurement and construction of two natural gas-fired power plants (the “EPC Contracts”), known as Panda Liberty and Panda Patriot, to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. GPS is performing most of the activities of the EPC Contracts. The corresponding joint venture agreements, as amended, provide that GPS has the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC Contracts.

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

Moxie Freedom LLC

In August 2014, Gemma Power, Inc. (“GPI”), which is included in the group of companies identified above as “GPS” and is wholly owned by Argan, entered into a Development Loan Agreement (the “DLA”) with Moxie Freedom LLC (“Moxie Freedom”), a variable interest entity (“VIE”) that was wholly owned by Moxie Energy, LLC (“Moxie”), a power facility project development firm. The financial support provided by GPI covered a significant portion of the costs of Moxie Freedom’s development of a large natural gas-fired power plant with nominal capacity of 1,040 MW.

Under the DLA, GPI made development loans to Moxie Freedom that totaled $4,258,000; such loans earned interest based on an annual rate of 20%. In November 2015, Moxie sold a substantial portion of its ownership interest in Moxie Freedom, GPI received repayment of its development loans in full and $633,000 in accrued interest, GPI received a development success fee in the amount of $4,258,000, and GPS received a full notice-to-proceed with activities pursuant to the corresponding EPC contract.

Pursuant to a participation agreement, an equipment supplier to Moxie Freedom provided GPI with 40% of the funding for the development loans made to Moxie Freedom that totaled $1,703,000. Under current accounting guidance, the funding provided to GPI was treated as a secured borrowing which was included in the Company’s balance of accrued expenses as of January 31, 2015 in the amount of $755,000. Interest payable to the supplier accrued based on an annual rate of 20% and the supplier was entitled to receive 40% of any development success fee earned by GPI in connection with the permanent financing and/or sale of the project. In November 2015, all amounts due under the participation agreement were paid by GPI including principal and interest in the total amount of $1,940,000 and the supplier’s share of the development success fee in the amount of $1,703,000.

Through its arrangements with Moxie Freedom, the Company was deemed to be the primary beneficiary of this VIE entity at its inception. However, Moxie Freedom substantially completed its project development efforts during 2015 and financial support was thereafter provided substantially by the pending investor. As a result, the Company was no longer the primary beneficiary of the VIE and it was deconsolidated during the second quarter of the current fiscal year. The primary effects of the deconsolidation were the elimination of the capitalized project costs from the Company’s consolidated balance sheet ($4,871,000) and the addition to the consolidated balance sheet of the notes receivable from Moxie Freedom and related accrued interest. For reporting periods prior to the deconsolidation, the amounts of GPI’s notes receivable from Moxie Freedom and the corresponding amounts of accrued interest and interest income were eliminated in consolidation. The deconsolidation resulted in a pre-tax gain which was included in the statement of earnings for the year ended January 31, 2016 in the amount of $349,000.

The Moxie Project Entities

In 2011, Moxie formed a pair of wholly-owned limited liability companies in order to sponsor the development of the two natural gas-fired power plant projects (the “Moxie Projects”) discussed above. The Moxie Project entities, Moxie Liberty LLC (“Moxie Liberty”) and Moxie Patriot LLC (“Moxie Patriot”), together referred to as the “Moxie Project Entities,” were engaged in the lengthy process of planning, obtaining permits and arranging financing for the construction, ownership and operation of the power plants. Under a development agreement with Moxie, GPI supported the development of these two projects with loans that were made in order to cover most of the costs of the development efforts. Pursuant to the development agreement, Moxie also provided GPI with the right to receive development success fees and granted GPS the right to provide construction services for the two projects under engineering, procurement and construction contracts.

Because the Moxie Project Entities did not have sufficient equity investment to permit the entities to finance their activities without additional financial support, these entities were considered to be VIEs. Despite not having an ownership interest in the Moxie Project Entities, GPI was the primary beneficiary of these VIEs. Accordingly, the Company included the accounts of the VIEs in its consolidated financial statements for the year ended January 31, 2013. With its agreements to purchase the Moxie Project Entities from Moxie, Panda Power Funds became the primary source of financial support for the projects. As a result, the Company ceased the consolidation of both VIEs during the fiscal year ended January 31, 2014. With the deconsolidation of the Moxie Project Entities, the elimination of their accounts from the Company’s consolidated financial statements, including their accumulated net losses, resulted in pre-tax gains recognized by GPI during the year ended January 31, 2014 in the total amount of $2,444,000.

In August and December 2013, respectively, the sale of and permanent financing for Moxie Liberty and Moxie Patriot were completed and the new project owner renamed the project entities Panda Liberty LLC and Panda Patriot LLC. Also, GPS received full notice-to-proceed under both EPC Contracts. From the date of deconsolidation through the date of sale for each project, the interest income earned by GPI on its notes receivable was included in other income in the consolidated financial statements. The amount of interest income included in other income in the consolidated statement of earnings for the year ended January 31, 2014 was approximately $952,000.

NOTE 6 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. At January 31, 2016 and 2015, a significant portion of the balance of cash and cash equivalents was invested in money market funds sponsored by an investment division of Bank of America (the “Bank”). At least 80% of such funds include U.S. Treasury obligations; obligations of U.S. Government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. Government obligations.

Short-term investments as of January 31, 2016 consisted solely of certificates of deposit purchased from the Bank (“CDs”) with original maturities greater than 3 months but less than 12 months. The Company has the intent and ability to hold these securities until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amount as of January 31, 2016 included accrued interest of $98,000. Interest income is recorded when earned and is included in other income, net. As of January 31, 2016, the weighted average annual interest rate on the CDs was 0.63%.

The Company has cash on deposit in excess of federally insured limits at the Bank, has purchased CDs and has liquid mutual fund investments at the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material risk.

The amounts of cash, cash equivalents and short-term investments in the consolidated balance sheet as of January 31, 2016 included amounts held by the consolidated joint venture entities that are discussed in Note 5 above. Such amounts, which included cash and cash equivalents that amounted to $41,757,000, and short-term investments that amounted to $9,006,000, will be used to cover the remaining future construction costs incurred under the corresponding EPC Contracts and the remaining earnings distributions to the joint venture partners.

NOTE 7 — ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at January 31, 2016 and 2015 were $44,626,000 and $26,100,000, respectively (see also Note 19). Such retainage amounts represent funds withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the lengths of retention periods may vary. Most of the amounts outstanding as of January 31, 2016 should be collected over the next two to three quarters. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

The Company conducts business and may extend credit to customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivable. There were no provisions for accounts receivable losses recorded during the years ended January 31, 2016 or 2015. The amount of the provision for accounts receivable losses for the year ended January 31, 2014 was not material.

The amount of the allowance for doubtful accounts at January 31, 2015 was $5,500,000. In fiscal year 2010, the balance of the accounts receivable from the owner of a partially completed construction project was written down to $5,500,000, the amount of the net proceeds remaining from a public bankruptcy auction of the facility. At that time, the amount that the Company expected ultimately to receive in a distribution of the auction proceeds, if any, was not known and the accounts receivable balance was fully reserved. During the current fiscal year, the parties with claims on the auction proceeds agreed to a distribution plan pursuant to which the Company received a cash payment of $1,600,000 (see Note 14) with the amount recorded in revenues. The Company’s accounting for the resolution of this matter included the elimination of the uncollectible accounts receivable balance and the corresponding allowance amount.

NOTE 8 — COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The Company’s billing practices on long-term contracts are governed primarily by the contract terms of each project based on the achievement of milestones, pre-agreed schedules or progress towards completion approved by the project owner. Billings do not necessarily correlate with revenues recognized under the percentage-of-completion method of accounting. The tables below set forth the aggregate amount of costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through January 31, 2016 and 2015, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the consolidated balance sheets as of those dates.

	2016	2015
Costs incurred on uncompleted contracts	$764,071	$324,839
Estimated accrued earnings	116,326	60,809
	880,397	385,648
Less - billings to date	982,182	546,757
	$(101,785)	$(161,109)

	2016	2015
Costs and estimated earnings in excess of billings	$4,078	$455
Billings in excess of costs and estimated earnings	105,863	161,564
	$(101,785)	$(161,109)

Contract costs include all direct costs, such as material and labor, and those indirect costs related to contract performance such as payroll taxes, insurance, job supervision and equipment charges. The amounts of costs and estimated earnings in excess of billings are expected to be billed and collected in the normal course of business. Contract costs included amounts billed to the Company for delivered goods and services totaling $10,416,000 that were retained and included in the Company’s accounts payable as of January 31, 2016. Most of this amount will be paid within one year.

NOTE 9 — NOTES RECEIVABLE AND ACCRUED INTEREST

Notes receivable relate primarily to the Company’s business development activities and the balance included in the consolidated balance sheet as of January 31, 2016 reflects an allowance for doubtful amounts of $208,000. Payments are due from the developers or owners of power plants upon the successful completion of project development efforts, bear interest, and are typically secured by the assets of the corresponding development entity. The Company’s primary motivation for entering into these lending arrangements is to obtain the corresponding engineering, procurement and construction contracts (see the discussions of the Moxie Project Entities and Moxie Freedom in Note 5) that would be awarded upon the completion of successful project development efforts. The balance of notes receivable and related accrued interest in the consolidated balance sheet as of January 31, 2016 included overdue amounts from the developer of a series of biomass-fired power plants; management believes these amounts to be collectible and has not established an allowance against the amounts.

NOTE 10 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at January 31, 2016 and 2015:

	2016	2015
Land and improvements	$863	$473
Building and improvements	5,111	2,800
Furniture, machinery and equipment	8,510	3,546
Trucks and other vehicles	2,906	1,437
Construction project costs of variable interest entity	—	2,658
	17,390	10,914
Less - accumulated depreciation	5,082	4,396
Property, plant and equipment, net	$12,308	$6,518

Depreciation for property, plant and equipment was $779,000, $551,000 and $549,000 for the years ended January 31, 2016, 2015 and 2014, respectively. The costs of maintenance and repairs were $826,000, $304,000 and $250,000 for the years ended January 31, 2016, 2015 and 2014, respectively, including amounts charged to costs of revenues in each year.

NOTE 11 — PURCHASED INTANGIBLE ASSETS

Goodwill amounts as of January 31, 2016 and 2015 related to the following business combinations.

	2016	2015
GPS	$18,476	$18,476
Roberts	14,880	—
APC	4,049	—
Totals	$37,405	$18,476

The Company’s other purchased intangible assets consisted of the following elements as of January 31, 2016 and 2015.

		2016			2015
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Net Amount
Trade names -
GPS	15 years	$3,643	$2,222	$1,421	$1,664
Roberts	indefinite	4,499	—	4,499	—
SMC	indefinite	181	—	181	181
Process certifications -
Roberts	7 years	1,897	45	1,852	—
Customer relationships -
Roberts	10 years	916	15	901	—
APC	4 years	430	59	371	—
Other intangibles	various	288	169	119	—
Totals		$11,854	$2,510	$9,344	$1,845

The Company determined the fair values of the trade names using a relief-from-royalty methodology. The Company believes that the useful life of the trade name for GPS represents the number of years that such intangibles are expected to contribute to future cash flows. The useful lives for the trade names for Roberts and SMC are considered to be indefinite. In order to value the process certifications of Roberts, the Company applied a reproduction cost new method that required the estimation of the costs to replace the assets with certifications that would have the same functionality or utility as the acquired assets. Other intangible assets include primarily the fair values estimated for acquired contract backlogs, other customer relationships and non-compete agreements.

The tables below present the activity for the years ended January 31, 2016 and 2015 related to intangible assets, excluding goodwill, that were acquired in connection with business combinations.

	2016	2015
Intangible assets, beginning of year	$3,824	$3,824
Addition - acquisition of APC	543	—
Addition - acquisition of Roberts	7,487	—
Total intangible assets, end of year	11,854	3,824

Accumulated amortization, beginning of year	$1,979	$1,736
Amortization expense	531	243
Accumulated amortization, end of year	2,510	1,979
Intangible assets, net	$9,344	$1,845

The future amounts of amortization expense related to intangibles are presented below for the years ending January 31:

2017	$813
2018	732
2019	713
2020	605
2021	605
Thereafter	1,196
Total	$4,664

For income tax reporting purposes, goodwill in the approximate amount of $12,300,000 is being amortized on a straight-line basis over periods of 15 years. The other amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.

NOTE 12 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in a Replacement Credit Agreement, effective August 10, 2015 (the “Credit Agreement”). The Credit Agreement, which superseded the Company’s prior arrangements with the Bank, provides a revolving loan with a maximum borrowing amount of $10,000,000 that is available until May 31, 2018 with interest at the 30-day LIBOR plus 2.00%. The Company may also use the borrowing ability to cover standby letters of credit issued by the Bank for the Company’s use in the ordinary course of business. There were no actual borrowings outstanding under the Bank financing arrangements as of January 31, 2016 and 2015. Borrowing availability in the total amount of $1,350,000 has been designated to cover several letters of credit issued by the Bank, with expiration dates ranging from September 23, 2016 to November 5, 2016, in support of the project development activities of a potential power plant owner.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. As of January 31, 2016, the Company was in compliance with the financial covenants of the Credit Agreement..

The commercial bank that supports the activities of Roberts has issued two outstanding irrevocable letters of credit on its behalf in the amounts of $451,000 and $439,000 with current expiration dates of June 30, 2016 and August 31, 2016, respectively, which are secured by a lien on the owned facility of Roberts.

NOTE 13 — COMMITMENTS

The Company leases certain office space and other facilities under non-cancelable operating leases expiring on various dates through December 2019. Certain leases contain renewal options. As it is management’s intention to continue to occupy the headquarters facility of SMC, the future minimum lease payment amounts presented below include the payment amounts associated with one remaining two-year option term. The future minimum lease payments presented below also include amounts due under a long-term lease covering the primary offices and plant for Roberts with the founder and current chief executive officer of Roberts. Based on a recently completed report provided by an independent property appraiser, the future minimum annual lease payment amounts were reduced to $300,000 from $400,000, effective April 1, 2016 through the end of the lease term, April 30, 2017. None of the Company’s leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs. The following is a schedule of future minimum lease payments for the operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2016:

2017	$622
2018	333
2019	198
2020	89
2021	89
Thereafter	—
Total	$1,331

The amounts of rent included in selling, general and administrative expenses were $331,000, $195,000 and $171,000 for the years ended January 31, 2016, 2015 and 2014, respectively. Rent included in the costs of revenues, which consisted primarily of rent incurred on construction projects, was $15,004,000, $14,413,000 and $3,612,000 for the years ended January 31, 2016, 2015 and 2014, respectively.

NOTE 14 — CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material effect on the Company’s consolidated financial statements other than those discussed below. The material amounts of any legal fees expected to be incurred in connection with legal matters are accrued when such amounts are estimable.

Altra Matter

GPS provided engineering, procurement and construction services related to an anhydrous ethanol plant in Nebraska (the “Project”). The owner of the Project was ALTRA Nebraska, LLC (“Altra”). In November 2007, GPS and Altra agreed to a suspension of the Project while Altra sought to obtain financing to complete the Project. By March 2008, financing had not been arranged which terminated the construction contract prior to completion of the Project and GPS filed a mechanic’s lien against the Project in the approximate amount of $23,800,000, which amount included sums owed to subcontractors/suppliers of GPS and their subcontractors/suppliers. Several other claimants also filed mechanic’s liens against the Project. In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. As of January 31, 2015, the remaining net proceeds of $5,500,000 were being held by the bankruptcy court and had not been distributed to Altra’s creditors. During a mediation session that occurred in April 2015, the parties with lien claims being considered by the bankruptcy court executed a settlement agreement pursuant to which the Company received a payment of $1,600,000 in May 2015 from the proceeds deposited with the bankruptcy court. The court was advised of the mediation result, and this matter was dismissed.

PPS Engineers Matter

On February 1, 2016, Roberts was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force Roberts’ to pay invoices for services rendered. The amount claimed by PPS in this lawsuit approximates $749,000. PPS has placed liens on the property of the customers where work was performed by PPS and it has also filed a claim against the bond issued on behalf of Roberts relating to one significant project located in Calhoun, Tennessee in the amount of $1,569,000.  On March 4, 2016, Roberts filed responses to the claims of PPS. The positions of Roberts are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied.  Further, Roberts maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by Roberts on behalf of PPS that total $2,473,000. The amounts invoiced by PPS were accrued by Roberts and the corresponding liability amount was included in accounts payable in the consolidated balance sheet as of January 31, 2016. Roberts has not recorded an account receivable related to its counterclaims.

The Company intends to defend against the claim of PPS and to pursue its claims against PPS with vigorous efforts. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that Roberts will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period.

Self-Insurance

Roberts has elected to retain portions of future losses, if any, through the use of self-insurance for exposures related to workers’ compensation and employee health insurance claims. Liabilities in excess of contractually limited amounts are the responsibilities of an insurance carrier. To the extent that the Company is self-insured for these exposures, including claims incurred but not reported, reserves have been provided based upon the Company’s best estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near-term. Management believes that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded reserves, will not have a material adverse effect on our future results of operations, financial position or cash flow. At January 31, 2016, the aggregate amount reserved and included in the balance of accrued expenses in the consolidated balance sheet was $1,299,000.

NOTE 15 — CASH DIVIDENDS

In September 2015, the Company’s board of directors declared a regular cash dividend of $0.70 per share of common stock, which was paid on November 5, 2015 to stockholders of record at the close of business on October 15, 2015. During the years ended January 31, 2015 and 2014, the Company declared and paid special cash dividends of $0.70 and $0.75 per share of common stock, respectively.

NOTE 16 — STOCK-BASED COMPENSATION

At the Company’s annual meeting held on June 24, 2015, the stockholders approved an amendment to the Company’s 2011 Stock Plan (the “Stock Plan”) in order to increase the total number of shares of common stock reserved for issuance thereunder by 750,000 shares. As a result, at January 31, 2016, there were 1,773,900 shares of the Company’s common stock reserved for issuance under the Company’s stock option plans, including approximately 710,000 shares of the Company’s common stock available for future awards under the Stock Plan.

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

Summaries of activity under the Company’s stock option plans for the years ended January 31, 2016, 2015 and 2014 are presented below:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, February 1, 2013	926,224	$14.34	5.39	$5.93
Granted	303,000	$21.32
Exercised	(309,074)	$12.20
Forfeited	(4,000)	$17.33
Outstanding, January 31, 2014	916,150	$17.36	6.04	$5.58
Granted	305,500	$21.09
Exercised	(345,300)	$15.61
Forfeited	—	—
Outstanding, January 31, 2015	876,350	$22.34	7.08	$6.01
Granted	300,000	$34.70
Exercised	(106,450)	$17.10
Forfeited	(6,000)	$17.33
Outstanding, January 31, 2016	1,063,900	$26.38	6.36	$6.91

Exercisable, January 31, 2016	763,900	$23.11	6.41	$6.10

The total intrinsic values for the stock options exercised during the years ended January 31, 2016, 2015 and 2014 were $2,067,000, $5,708,000 and $3,158,000, respectively. At January 31, 2016, the aggregate intrinsic value amounts for outstanding stock options and exercisable stock options were $3,981,000 and $5,354,000, respectively.

A summary of the changes in the number of shares of common stock subject to non-vested options to purchase such shares for the years ended January 31, 2016, 2015 and 2014 is presented below:

	Shares	Weighted Average Fair Value
Non-vested, February 1, 2013	388,500	$5.67
Granted	303,000	$4.40
Vested	(384,500)	$5.67
Forfeited (non-vested)	(4,000)	$5.71
Non-vested, January 31, 2014	303,000	$4.40
Granted	305,500	$7.14
Vested	(303,000)	$4.40
Forfeited (non-vested)	—	—
Non-vested, January 31, 2015	305,500	$7.14
Granted	300,000	$8.97
Vested	(305,500)	$7.23
Forfeited (non-vested)	—	—
Non-vested, January 31, 2016	300,000	$8.97

Compensation expense amounts recorded in the years ended January 31, 2016, 2015 and 2014 related to stock options were $2,374,000, $2,017,000 and $1,536,000, respectively. Net of the effects associated with stock options exercised during the corresponding year, the amounts of income tax benefit or expense related to stock option compensation amounts for the years ended January 31, 2016, 2015 and 2014 were not material. At January 31, 2016, there was $1,370,000 in unrecognized compensation cost related to stock options granted under the Stock Plan. The end of the period over which the compensation expense for these awards is expected to be recognized is December 2016.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Current guidance provided by the SEC permits the use of a “simplified method” in developing the estimates of the expected terms of “plain-vanilla’’ share options under certain circumstances, including situations where a company having historical stock option exercise experience that is insufficient to provide a reasonable basis upon which to estimate expected terms. The Company utilizes the simplified method to estimate the expected terms of stock options.

The risk-free interest rates and expected volatility factors used in the determinations of the fair value of stock options awarded during the year ended January 31, 2016 ranged from 1.0% to 1.7% and from 33.9% to 35.3%, respectively. For stock options awarded during the year ended January 31, 2015, the comparable ranges were 0.1% to 1.6% and from 29.9% to 34.4%, respectively. For stock options awarded during the year ended January 31, 2014, the comparable ranges were 0.7% to 1.5% and 32.3% to 34.3%, respectively. The calculations of the expected volatility factors were based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards. The fair value amounts per share of options to purchase shares of the Company’s common stock awarded during the fiscal years ended January 31, 2016, 2015 and 2014 were determined at the dates of grant using the following weighted-average assumptions:

	2016	2015	2014
Risk-free interest rate	1.3%	1.3%	1.3%
Expected volatility	34.8%	33.7%	32.7%
Expected life	4.9 years	4.9 years	4.7 years
Dividend yield	2.0%	3.5%	3.4%

The Company also has 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense amounts related to these defined contribution plans were approximately $1,462,000, $1,069,000, and $677,000 for the years ended January 31, 2016, 2015 and 2014, respectively.

NOTE 17 — INCOME TAXES

The components of income tax expense for the years ended January 31, 2016, 2015 and 2014 are presented below:

	2016	2015	2014
Current:
Federal	$16,458	$15,249	$20,765
State	5,423	4,767	3,525
	21,881	20,016	24,290
Deferred:
Federal	2,950	788	1,419
State	471	108	282
	3,421	896	1,701
Income tax expense	$25,302	$20,912	$25,991

The actual income tax expense amounts for the years ended January 31, 2016, 2015 and 2014 differed from the expected tax amounts computed by applying the U.S. federal corporate income tax rate of 35% to the amounts of income before income taxes as presented below:

	2016	2015	2014
Computed “expected” income tax	$26,427	$22,528	$24,267
Increase (decrease) resulting from:
State income taxes, net	4,030	3,284	2,574
Exclusion of noncontrolling interests	(4,823)	(4,582)	(514)
Domestic production activities deduction	(1,635)	(1,504)	(1,049)
Other permanent differences	1,557	902	458
Federal income tax true-up and other adjustments	(254)	284	255
Income tax expense	$25,302	$20,912	$25,991

As of January 31, 2016, the amount presented in the consolidated balance sheet for prepaid expenses included income tax overpayments of $3,311,000. As of January 31, 2015, the Company’s consolidated balance sheet included accrued income taxes of $176,000. As of January 31, 2016, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of January 31, 2016 and 2015 included the following:

	2016	2015
Assets:
Net operating loss carryforwards	$3,345	$—
Stock options	2,354	1,649
Accrued expenses	2,144	428
Purchased intangibles and other	2,233	1,239
	10,076	3,316
Liabilities:
Purchased intangibles	$(4,375)	$(2,931)
Construction contracts	(3,681)	(830)
Property and equipment and other	(2,244)	(565)
	(10,300)	(4,326)
Net deferred tax liabilities	$(224)	$(1,010)

The Company acquired unused net operating losses (“NOLs”) for federal income tax reporting purposes from Roberts that are subject to limitations imposed by Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”). These losses are subject to annual limits that reduce the aggregate amount of NOLs available to the Company to approximately $8,748,000 (the “IRC 382 Limit”).  These NOLs are available to offset future taxable income and, if not utilized, begin expiring during 2032. The Company also has certain NOLs that will be available to the Company for state income tax reporting purposes that are substantially similar to the federal NOLs.

The Company’s ability to realize deferred tax assets, including those related to the NOLs discussed above, depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of its deferred tax assets resulting in additional income tax expense in the consolidated statement of earnings. At this time, based substantially on the strong earnings performance of the Company’s power industry services reporting segment, management believes that it is more likely than not that the Company will realize a benefit for its deferred tax assets.

The Company is subject to income taxes in the United States of America, the Republic of Ireland and in various other state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to federal, state and local income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2011 except for a few notable exceptions including the Republic of Ireland and California where the open periods are one year longer.

Income tax penalties recorded during the years ended January 31, 2016, 2015 and 2014, and included in the corresponding amounts of selling, general and administrative expenses, were not material. Interest amounts related to late income tax payments recorded during the years ended January 31, 2016, 2015 and 2014, and included in the corresponding amounts of income tax expense, were not material.

NOTE 18 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic earnings per share amounts for the years ended January 31, 2016, 2015 and 2014 were computed by dividing income amounts attributable to the stockholders of Argan by the weighted average number of shares of common stock that were outstanding during the applicable year.

Diluted earnings per share amounts for the years ended January 31, 2016, 2015 and 2014 were computed by dividing the income amounts attributable to the stockholders of Argan by the weighted average number of outstanding common shares for the applicable year plus 266,000, 389,000 and 356,000 common stock equivalent shares representing their total dilutive effects for the years, respectively. The diluted weighted average number of shares outstanding for the years ended January 31, 2016, 2015 and 2014 excluded the effects of options to purchase approximately 180,000, 40,000 and 222,000 shares of common stock, respectively, because such anti-dilutive common stock equivalents had exercise prices that were in excess of the average market price of the Company’s common stock during the applicable year.

NOTE 19 — CONCENTRATIONS OF REVENUES

During the years ended January 31, 2016, 2015 and 2014, the majority of the Company’s revenues related to engineering, procurement and construction services that were provided by GPS to the power industry. Revenues from power industry services accounted for approximately 94%, 98% and 96% of consolidated revenues for the years ended January 31, 2016, 2015 and 2014, respectively.

For the year ended January 31, 2016, the Company’s most significant customer relationships included two power industry service customers which accounted for 38% and 35% of consolidated revenues. For the year ended January 31, 2015, the Company’s most significant customer relationships included three power industry service customers which accounted for 45%, 41% and 12% of consolidated revenues. The Company’s most significant customer relationships for the year ended January 31, 2014 included three power industry service customers which accounted for 33%, 24% and 22% of consolidated revenues.

Accounts receivable from the two major customers for Fiscal 2016 each represented 27% of the corresponding consolidated balance as of January 31, 2016, and they represented 50% and 45% of the corresponding consolidated balance as of January 31, 2015.

NOTE 20 — SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s reportable segments, power industry services, industrial fabrication and field services, and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services, and may include more than one operating segment.

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the years ended January 31, 2016. The “Other” columns include the Company’s corporate and unallocated expenses.

With the acquisition of Roberts in December 2015, the Company began operations in a new reportable segment, Industrial Fabrication and Field Services (see Note 4). Accordingly, financial information has been presented for this reportable segment for the year ended January 31, 2016, and there is no information to be presented for this segment in the tables below for the prior years.

	Power Services	Telecom Services	Industrial Services	Other	Totals
Revenues	$387,636	$10,379	$15,260	$—	$413,275
Cost of revenues	290,823	7,460	15,527	—	313,810
Gross profit	96,813	2,919	(267)	—	99,465
Selling, general and administrative expenses	15,303	1,323	1,151	7,283	25,060
Income (loss) from operations	81,510	1,596	(1,418)	(7,283)	74,405
Gains on deconsolidations	349	—	—	—	349
Other income, net	478	—	—	274	752
Income (loss) before income taxes	$82,337	$1,596	$(1,418)	$(7,009)	75,506
Income tax expense					25,302
Net income					$50,204

Amortization of intangibles	$415	$—	$116	$—	$531
Depreciation	433	162	172	12	779
Fixed asset additions	2,985	100	28	5	3,118

Current assets	$245,331	$1,340	$23,200	$81,852	$351,723
Current liabilities	160,782	554	24,351	2,025	187,712
Goodwill	22,525	—	14,880	—	37,405
Total assets	274,627	1,885	52,436	81,954	410,902

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the years ended January 31, 2015 and 2014. As above, the “Other” columns include the Company’s corporate and unallocated expenses.

Year Ended January 31, 2015	Power Services	Telecom Services	Other	Totals
Revenues	$376,676	$6,434	$—	$383,110
Cost of revenues	294,643	4,864	—	299,507
Gross profit	82,033	1,570	—	83,603
Selling, general and administrative expenses	11,930	1,299	6,241	19,470
Income (loss) from operations	70,103	271	(6,241)	64,133
Other income, net	231	—	3	234
Income (loss) before income taxes	$70,334	$271	$(6,238)	64,367
Income tax expense				20,912
Net income				$43,455

Amortization of intangibles	$243	$—	$—	$243
Depreciation	372	169	10	551
Fixed asset additions	2,807	77	52	2,936

Goodwill	$18,476	$—	$—	$18,476
Total assets	303,737	2,293	85,163	391,193

Year Ended January 31, 2014	Power Services	Telecom Services	Other	Totals
Revenues	$218,649	$8,806	$—	$227,455
Cost of revenues	141,807	6,800	—	148,607
Gross profit	76,842	2,006	—	78,848
Selling, general and administrative expenses	7,575	1,331	4,012	12,918
Income (loss) from operations	69,267	675	(4,012)	65,930
Gains on deconsolidations	2,444	—	—	2,444
Other income, net	958	—	3	961
Income (loss) before income taxes	$72,669	$675	$(4,009)	69,335
Income tax expense				25,991
Net income				$43,344

Amortization of intangibles	$243	$—	$—	$243
Depreciation	366	180	3	549
Fixed asset additions	1,067	69	—	1,136

Goodwill	$18,476	$—	$—	$18,476
Total assets	276,744	1,989	44,573	323,306

NOTE 21 — QUARTERLY FINANCIAL INFORMATION (unaudited)

Certain unaudited financial information reported for the quarterly periods ended April 30, July 31, October 31 and January 31 included in the years ended January 31, 2016 and 2015 is presented below:

	April 30	July 31	October 31	January 31	Full Year
2016
Revenues	$85,488	$97,434	$113,967	$116,386	$413,275
Gross profit	21,167	28,493	26,262	23,543	99,465
Income from operations	15,627	23,645	20,672	14,461	74,405
Net income	10,851	15,834	14,359	9,160	50,204
Net income attributable to the stockholders of Argan, Inc.	7,503	11,307	10,807	6,728	36,345

Earnings per share(1),(2)
Basic	$0.51	$0.77	$0.73	$0.45	$2.46
Fully diluted	$0.50	$0.75	$0.72	$0.45	$2.42
2015
Revenues	$51,191	$102,030	$127,564	$102,325	$383,110
Gross profit	10,051	21,564	30,313	21,675	83,603
Income from operations	6,672	17,083	24,840	15,538	64,133
Net income	4,800	12,020	16,759	9,876	43,455
Net income attributable to the stockholders of Argan, Inc.	3,475	8,550	12,422	5,998	30,445

Earnings per share(1),(2)
Basic	$0.24	$0.59	$0.86	$0.41	$2.11
Fully diluted	$0.24	$0.58	$0.84	$0.40	$2.05

(1)         The earnings per share amounts are attributable to the stockholders of Argan, Inc.

(2)         Earnings per share amounts for the quarter periods may not cross-foot to the corresponding full-year amounts as the amounts for each quarter are calculated independently of the calculations for the full-year amounts.