Form 10-Q
period 2016-04-30
ARGAN INC
filed 2016-06-08
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2016

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

Common stock, $0.15 par value: 14,858,469 shares as of June 6, 2016.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

APRIL 30, 2016

CERTIFICATIONS

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2016	2015
REVENUES
Power industry services	$108,099	$82,884
Industrial fabrication and field services	20,410	—
Telecommunications infrastructure services	1,839	2,604
Revenues	130,348	85,488
COST OF REVENUES
Power industry services	83,698	62,379
Industrial fabrication and field services	16,988	—
Telecommunications infrastructure services	1,360	1,942
Cost of revenues	102,046	64,321
GROSS PROFIT	28,302	21,167
Selling, general and administrative expenses	7,047	5,540
INCOME FROM OPERATIONS	21,255	15,627
Other income, net	37	85
INCOME BEFORE INCOME TAXES	21,292	15,712
Income tax expense	7,172	4,861
NET INCOME	14,120	10,851
Net income attributable to noncontrolling interests (Note 3)	1,890	3,348
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	12,230	7,503

OTHER COMPREHENSIVE INCOME, NET OF TAX
Foreign currency translation adjustments, net of income tax	645	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$12,875	$7,503

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$0.82	$0.51
Diluted	$0.81	$0.50

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,842	14,637
Diluted	15,055	14,864

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	April 30, 2016	January 31, 2016
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$191,430	$160,909
Short-term investments	128,225	114,098
Accounts receivable, net	70,903	64,185
Costs and estimated earnings in excess of billings	4,077	4,078
Deferred income taxes	1,018	1,111
Prepaid expenses and other current assets	5,481	7,342
TOTAL CURRENT ASSETS	401,134	351,723
Property, plant and equipment, net	12,184	12,308
Goodwill	36,813	37,405
Intangible assets, net	9,023	9,344
Other assets	112	122
TOTAL ASSETS	$459,266	$410,902
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$50,804	$46,395
Accrued expenses	32,928	35,454
Billings in excess of costs and estimated earnings	134,621	105,863
TOTAL CURRENT LIABILITIES	218,353	187,712
Deferred income taxes	3,139	1,335
TOTAL LIABILITIES	221,492	189,047

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000 shares authorized; 14,862 and 14,840 shares issued at April 30 and January 31, 2016, respectively; 14,858 and 14,836 shares outstanding at April 30 and January 31, 2016, respectively	2,229	2,226
Additional paid-in capital	118,425	117,274
Retained earnings	111,811	99,581
Accumulated other comprehensive income (loss)	80	(565)
TOTAL STOCKHOLDERS’ EQUITY	232,545	218,516
Noncontrolling interests	5,229	3,339
TOTAL EQUITY	237,774	221,855
TOTAL LIABILITIES AND EQUITY	$459,266	$410,902

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$14,120	$10,851
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Deferred income tax expense (benefit)	1,897	(129)
Stock option compensation expense	659	520
Depreciation	434	119
Amortization of purchased intangibles	321	60
Other	(128)	203
Changes in operating assets and liabilities
Accounts receivable	(6,713)	(7,170)
Prepaid expenses and other assets	(1,408)	(3,424)
Accounts payable and accrued expenses	5,786	(4,729)
Billings in excess of costs and estimated earnings	28,758	1,409
Net cash provided by (used in) operating activities	43,726	(2,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(50,000)	(56,000)
Maturities of short-term investments	36,000	—
Purchases of property, plant and equipment, net	(245)	(1,207)
Increase in notes receivable	—	(386)
Net cash used in investing activities	(14,245)	(57,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	414	434
Excess income tax benefit on exercised stock options	81	286
Net cash provided by financing activities	495	720

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	545	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,521	(59,163)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,909	333,691
CASH AND CASH EQUIVALENTS, END OF PERIOD	$191,430	$274,528

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$847	$1,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2016

(In thousands, except per share data)

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The condensed consolidated financial statements include the accounts of Argan, Inc. (“Argan”), its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which Argan or one of its wholly-owned subsidiaries is deemed to be the primary beneficiary. Argan conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 79% and 97% of consolidated revenues for the three months ended April 30, 2016 and 2015, respectively; The Roberts Company (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter referred to as the “Company.”

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities (see Note 3), and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment produces, delivers and installs fabricated steel components specializing in pressure vessels and heat exchangers for industrial plants primarily located in the southern United States. In addition, TRC includes a plant services group that handles maintenance turnarounds, shutdowns and emergency mobilizations.  Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

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

The condensed consolidated balance sheet as of April 30, 2016, and the condensed consolidated statements of earnings and cash flows for the three months ended April 30, 2016 and 2015 are unaudited. The condensed consolidated balance sheet as of January 31, 2016 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2016, and the results of its operations and its cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto (including the summary of significant accounting policies), and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2016.

Revenue Recognition — Revenues are recognized primarily under various construction contracts, including contracts for which revenues are based on either a fixed price, cost-plus-fee or time and materials basis, with typical durations of three months to three years. Revenues from fixed price construction contracts, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method.  Revenues from cost-plus-fee construction contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Revenues from time and materials contracts are recognized when the related services are provided to the customer. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Unapproved change orders, which represent contract variations for which the Company has project owner approval for scope changes but not for the price associated with the scope changes, are reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. As of April 30, 2016, there were no material unapproved change orders included in the total contract value amounts or reflected in the estimated total cost amounts of the contracts in progress. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes revenues related to a claim only when an agreement on the amount has been reached with the project owner.

The Company’s long-term contracts typically have schedule dates and other performance obligations that if not achieved could subject the Company to penalties for liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by achievement of a specified level of output. Each contract defines the conditions under which a project owner may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the project owner, but the potential to do so is used in the negotiation or settlement of claims and the closing-out of the contract. As of April 30, 2016, there is one project where the Company may be subject to as much as $12.9 million in liquidated damages due to delays in its reaching substantial completion, which the Company did achieve in April 2016. The Company considered the potential liquidated damages, the costs of other related items and potential mitigating factors in determining the adequacy of the project’s estimated cost-to-complete as of April 30, 2016.

Fair Values — The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s cash and cash equivalents, short-term investments, accounts receivable, notes receivable and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value amounts of business segments (as needed for purposes of identifying indications of impairment to the carrying value of goodwill) are determined by averaging valuations that are calculated using several market-based and income-based approaches deemed appropriate in the circumstances.

Recently Issued Accounting Pronouncements — There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to the Company’s condensed consolidated financial statements except for the following new professional guidance.

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a final standard on revenue recognition, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), in an effort to create a new, principles-based revenue recognition framework that may affect nearly every revenue-generating entity. The FASB has delayed the effective date of ASU 2014-09 for public companies until fiscal years beginning after December 15, 2017. The Company has not completed its assessment of the full impact of the new requirements on its condensed consolidated financial statements including the alternative application approaches that are provided. Entities are permitted to apply the new revenue standard either retrospectively, subject to certain practical expedients, or through an alternative transition method that requires a company to apply the guidance only to contracts that are uncompleted on the date of initial application.

In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing guidance and which will require recognition of operating leases with lease terms of more than twelve months on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. The pronouncement will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements.  The Company has not yet evaluated the potential impact of the new guidance on our condensed consolidated financial statements that is effective for fiscal years beginning after December 15, 2018.

NOTE 2 — BUSINESS COMBINATIONS

On May 29, 2015, a wholly owned subsidiary of the Company purchased 100% of the outstanding capital of APC, a private company incorporated in the Republic of Ireland. This business combination was completed pursuant to the terms and conditions of a Share Purchase Agreement, dated May 11, 2015 (the “SPA”). Including its affiliated companies, APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide.

The fair value on the acquisition date of the consideration transferred to the former owners of APC was $11.1 million including a liability in the amount of $1.1 million representing cash held back until the expiration of the escrow period. The Company expects to pay at least a major portion of the escrow liability during the current year; it is entitled to retain an amount to cover any shortfall in the amount of the acquired net worth of APC, as defined in the SPA.

On December 4, 2015, the Company acquired TRC, including its consolidated subsidiaries, in a business combination that was completed pursuant to the terms and conditions of a Membership Interest Purchase Agreement dated December 4, 2015. TRC is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States. Consideration included a $0.5 million cash payment. In addition, the Company made cash payments totaling $15.6 million on the closing date in order to retire the outstanding bank debt of TRC and certain leases.

Both business combinations have been accounted for using the acquisition method of accounting, with Argan as the acquirer. The results of operations for APC and Roberts have been included in the condensed consolidated financial statements since the corresponding acquisition dates.

NOTE 3 — SPECIAL PURPOSE ENTITIES

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

Moxie Freedom LLC

In August 2014, Gemma Power, Inc. (“GPI”), which is included in the group of companies identified above as “GPS” and is wholly owned by Argan, entered into a Development Loan Agreement (the “DLA”) with Moxie Freedom LLC (“Moxie Freedom”), a variable interest entity (“VIE”) that was wholly owned by Moxie Energy, LLC (“Moxie”), a power facility project development firm. The financial support provided by GPI covered a significant portion of the costs for Moxie Freedom to develop a large natural gas-fired power plant.

Under the DLA, GPI made development loans to Moxie Freedom that totaled $4.3 million, including $0.6 million in loans made during the three months ended April 30, 2015; such loans earned interest based on an annual rate of 20%. In November 2015, Moxie sold a substantial portion of its ownership interest in Moxie Freedom, GPI received repayment of its development loans in full and $0.6 million in accrued interest, GPI received a development success fee in the amount of $4.3 million, and GPS received a full notice-to-proceed with activities pursuant to the corresponding EPC contract.

Pursuant to a participation agreement, an equipment supplier to Moxie Freedom provided GPI with 40% of the funding for the development loans made to Moxie Freedom that totaled $1.7 million. Under current accounting guidance, the funding provided to GPI was treated as a secured borrowing including $0.3 million borrowed during the three months ended April 30, 2015. Interest payable to the supplier accrued based on an annual rate of 20% and the supplier was entitled to receive 40% of any development success fee earned by GPI in connection with the permanent financing and/or sale of the project. In November 2015, all amounts due under the participation agreement were paid by GPI including principal and interest in the total amount of $1.9 million and the supplier’s share of the development success fee in the amount of $1.7 million.

Through its arrangements with Moxie Freedom, the Company was deemed to be the primary beneficiary of this VIE entity at its inception. However, Moxie Freedom substantially completed its project development efforts during 2015 and financial support was thereafter provided substantially by the pending investor. As a result, the Company was no longer the primary beneficiary of the VIE and it was deconsolidated during the second quarter last year. The primary effects of the deconsolidation were the elimination of the capitalized project costs from the Company’s consolidated balance sheet ($4.9 million) and the addition to the consolidated balance sheet of the notes receivable from Moxie Freedom and related accrued interest. For reporting periods prior to the deconsolidation, the amounts of GPI’s notes receivable from Moxie Freedom and the corresponding amounts of accrued interest and interest income were eliminated in consolidation. The deconsolidation resulted in a pre-tax gain which was included in the statement of earnings for the year ended January 31, 2016 in the amount of $0.3 million.

NOTE 4 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments as of April 30 and January 31, 2016 consisted solely of certificates of deposit purchased from the Bank of America (the “Bank”) with original maturities greater than 3 months but less than 12 months (the “CDs”). The Company has the intent and ability to hold these securities until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of April 30 and January 31, 2016 included accrued interest of $0.2 million and $0.1 million, respectively. Interest income is recorded when earned and is included in other income, net. As of April 30, 2016, the weighted average annual interest rate on the Company’s CDs was 0.80%.

The Company has cash on deposit in excess of federally insured limits at the Bank, has purchased CDs and has liquid mutual fund investments at the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material risk.

The amounts of cash, cash equivalents and short-term investments in the condensed consolidated balance sheet as of April 30, 2016 included amounts held by the consolidated joint venture entities that are discussed in Note 3 above. Such amounts, which included cash and cash equivalents that amounted to $48.1 million, and short-term investments that amounted to $3.0 million, will be used to cover the remaining future construction costs incurred under the corresponding EPC Contracts and the remaining earnings distributions to the joint venture partners.

NOTE 5 — ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at April 30 and January 31, 2016 were $48.6 million and $44.6 million, respectively (see also Note 14). Such retainage amounts represent funds withheld by construction project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the length of retention periods may vary. Much of the amount outstanding as of April 30, 2016 should be collected by the end of the current fiscal year. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

The amount of the allowance for uncollectible accounts at April 30 and January 31, 2016 was not material. There were no provisions for trade accounts receivable losses recorded during the three months ended April 30, 2016 or 2015.

NOTE 6 — COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The tables below set forth the aggregate amount of costs incurred and earnings accrued on uncompleted contracts compared with the billings on those contracts through April 30 and January 31, 2016, and reconcile the net amounts of billings in excess of costs and estimated earnings to the amounts included in the condensed consolidated balance sheets as of those dates.

	April 30,	January 31,
	2016	2016
Costs incurred on uncompleted contracts	$807,310	$764,071
Estimated accrued earnings	135,577	116,326
	942,887	880,397
Less - billings to date	1,073,431	982,182
	$(130,544)	$(101,785)

	April 30,	January 31,
	2016	2016
Costs and estimated earnings in excess of billings	$4,077	$4,078
Billings in excess of costs and estimated earnings	134,621	105,863
	$(130,544)	$(101,785)

Contract costs presented above for the contracts inception-to-date period ended April 30, 2016 included amounts billed to the Company for delivered goods and services totaling $10.3 million that were retained and included in the Company’s accounts payable as of April 30, 2016.

NOTE 7 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at April 30 and January 31, 2016:

	April 30,	January 31,
	2016	2016
Land and improvements	$863	$863
Building and improvements	5,155	5,111
Furniture, machinery and equipment	8,621	8,510
Trucks and other vehicles	3,054	2,906
	17,693	17,390
Less - accumulated depreciation	5,509	5,082
Property, plant and equipment, net	$12,184	$12,308

Depreciation for property, plant and equipment was $0.4 million and $0.1 million for the three months ended April 30, 2016 and 2015, respectively. The costs of maintenance and repairs were $0.3 million and $0.1 million for the three months ended April 30, 2016 and 2015, respectively, including amounts charged to costs of revenues in each year. The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. Rent incurred on construction projects and included in the costs of revenues was $3.4 million and $4.6 million for the three months ended April 30, 2016 and 2015, respectively. Rent expense amounts included in selling, general and administrative expenses for the three months ended April 30, 2016 and 2015 were not material.

NOTE 8 — PURCHASED INTANGIBLE ASSETS

At April 30, 2016, the goodwill balances related to the acquisitions of GPS, TRC and APC were $18.5 million, $14.3 million and $4.0 million, respectively. The Company’s intangible assets, other than goodwill, consisted of the following amounts at April 30 and January 31, 2016:

		April 30, 2016			January 31,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	2016 Net Amount
Trade Names
TRC	Indefinite	$4,499	$—	$4,499	$4,499
GPS	15 years	3,643	2,282	1,361	1,421
SMC	Indefinite	181	—	181	181
Process Certifications
TRC	7 years	1,897	113	1,784	1,852
Customer Relationships
TRC	10 years	916	38	878	901
APC	4 years	430	145	285	371
Other Intangibles	various	288	253	35	119
Totals		$11,854	$2,831	$9,023	$9,344

Amortization expense was $0.3 million and $0.1 million for the three months ended April 30, 2016 and 2015, respectively.

NOTE 9 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in a Replacement Credit Agreement, effective August 10, 2015 (the “Credit Agreement”). The Credit Agreement, which superseded the Company’s prior arrangements with the Bank, provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at the 30-day LIBOR plus 2.00%. The Company may also use the borrowing ability to cover standby letters of credit issued by the Bank for the Company’s use in the ordinary course of business. There were no actual borrowings outstanding under the Credit Agreement as of April 30 or January 31, 2016. Borrowing availability in the total amount of approximately $4.4 million has been designated to cover several letters of credit issued by the Bank, with expiration dates ranging from September 23, 2016 to January 8, 2017, to cover insurance exposures and in support of the project development activities of a potential power plant owner.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. As of April 30, 2016, the Company was in compliance with the financial covenants of the Credit Agreement.

The commercial bank that supports the activities of TRC has issued two outstanding irrevocable letters of credit on its behalf in the amounts of $0.5 million and $0.4 million with current expiration dates of June 30 and August 31, 2016, respectively, which are secured by a lien on the owned facility of TRC.

NOTE 10 — CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material effect on the Company’s condensed consolidated financial statements other than those discussed below. The material amounts of any legal fees expected to be incurred in connection with legal matters are accrued when such amounts are estimable.

Altra Matter

GPS provided engineering, procurement and construction services related to an anhydrous ethanol plant in Nebraska (the “Project”). The owner of the Project was ALTRA Nebraska, LLC (“Altra”). By March 2008, the financing necessary for the completion of the Project had not been arranged which terminated the construction contract prior to completion of the Project. GPS filed a mechanic’s lien against the Project in the approximate amount of $23.8 million. Several other claimants also filed mechanic’s liens against the Project. In August 2009, Altra filed for bankruptcy protection. Proceedings resulted in a court-ordered liquidation of Altra’s assets and the incomplete plant was sold at auction in October 2009. The remaining net proceeds from the auction in the amount of $5.5 million were held by the bankruptcy court pending the resolution of litigation regarding the priorities of the lien claims. Resulting from a mediation session that occurred in April 2015, the parties with the lien claims executed a settlement agreement pursuant to which the Company received a cash payment of $1.6 million from the proceeds deposited with the bankruptcy court. This amount was recorded in revenues for the three months ended April 30, 2015. The court was advised of the mediation result, and this matter was dismissed.

PPS Engineers Matter

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered. The amount claimed by PPS in this lawsuit approximates $0.7 million. PPS has placed liens on the property of the customers where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Tennessee in the amount of $1.6 million.  On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied.  Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total $2.5 million. The amounts invoiced by PPS were accrued by TRC and the corresponding liability amount was included in accounts payable in the condensed consolidated balance sheet as of April 30, 2016. TRC has not recorded an account receivable for the amounts it believes are owed to it by PPS.

The Company intends to defend against the claim of PPS and to pursue its claims against PPS with vigorous efforts. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that TRC will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period.

Self-Insurance

TRC has elected to retain portions of future losses, if any, through the use of self-insurance for exposures related to workers’ compensation and employee health insurance claims. Liabilities in excess of contractually limited amounts are the responsibilities of an insurance carrier. To the extent that the Company is self-insured for these exposures, including claims incurred but not reported, liabilities have been accrued based upon the Company’s best estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near-term. Management believes that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded accruals, will not have a material adverse effect on our future results of operations, financial position or cash flow. At April 30, 2016, the aggregate amount established to cover self-insured losses and included in the balance of accrued expenses in the condensed consolidated balance sheet was $1.3 million.

NOTE 11 — STOCK-BASED COMPENSATION

As of April 30, 2016, there were approximately 1.8 million shares of the Company’s common stock reserved for issuance under the Company’s stock option plans, including approximately 0.6 million shares of the Company’s common stock available for future awards under the Stock Plan.

Summaries of activity under the Company’s stock option plans for the three months ended April 30, 2016 and 2015, along with the corresponding weighted average per share amounts, are presented below:

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2016	1,064	$26.38	6.36	$6.91
Granted	75	$33.85
Exercised	(22)	$18.80
Outstanding, April 30, 2016	1,117	$27.03	6.92	$7.08
Exercisable, April 30, 2016	842	$24.36	6.43	$6.41

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2015	876	$22.34	7.08	$6.01
Granted	100	$32.68
Exercised	(38)	$11.48
Forfeited	(6)	$17.33
Outstanding, April 30, 2015	932	$23.92	7.32	$6.38
Exercisable, April 30, 2015	707	$21.01	6.82	$5.72

A summary of the change in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2016 and 2015, and the weighted average fair value per share for each number, is presented below:

	Shares	Fair Value
Nonvested, February 1, 2016	300	$8.97
Granted	75	$9.01
Vested	(100)	$8.55
Nonvested, April 30, 2016	275	$9.13

	Shares	Fair Value
Nonvested, February 1, 2015	306	$7.14
Granted	100	$8.55
Vested	(181)	$6.28
Nonvested, April 30, 2015	225	$8.45

Compensation expense amounts related to stock options were $0.7 million and $0.5 million for the three months ended April 30, 2016 and 2015, respectively. At April 30, 2016, there was $1.4 million in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next 12 months. The total intrinsic values of the stock options exercised during the three months ended April 30, 2016 and 2015 were $0.3 million and $0.8 million, respectively. At April 30, 2016, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise prices of such options by approximately $8.0 million and $8.3 million, respectively.

The fair value of each stock option granted in the three-month periods ended April 30, 2016 and 2015 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions.

	Three Months Ended April 30,
	2016	2015
Dividend yield	2.07%	2.14%
Expected volatility	34.08%	34.63%
Risk-free interest rate	1.02%	1.40%
Expected life in years	5.50	5.13

NOTE 12 — INCOME TAXES

The Company’s income tax expense amounts for the three months ended April 30, 2016 and 2015 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 35% to income before income taxes for the periods as shown in the table below.

	Three Months Ended April 30,
	2016	2015
Computed expected income tax expense	$7,452	$5,499
State income taxes, net of federal tax benefit	584	815
Permanent differences, net	(1,185)	(1,436)
Other, net	321	(17)
	$7,172	$4,861

For the three months ended April 30, 2016 and 2015, the favorable income tax effects of permanent differences related primarily to the exclusion from taxable income of the income attributable to noncontrolling interest entities (which are considered partnerships for income tax reporting purposes) and the domestic manufacturing deduction, offset partially by state income taxes.

As of April 30, 2016, the amount in the condensed consolidated balance sheet presented for accrued expenses included accrued income taxes in the amount of $0.7 million. The amount presented in the condensed consolidated balance sheet as of January 31, 2016 for prepaid expenses included income tax overpayments of $3.3 million. As of April 30, 2016, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts. The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of April 30 and January 31, 2016 included the following:

	April 30,	January 31,
	2016	2016
Assets:
Net operating loss (“NOL”) carryforwards	$3,132	$3,345
Stock options	2,426	2,354
Purchased intangibles	1,821	1,905
Accrued expenses	1,509	2,144
Purchased intangibles and other	850	328
	9,738	10,076
Liabilities:
Construction contracts	$(5,292)	$(3,681)
Purchased intangibles	(4,316)	(4,375)
Property and equipment and other	(2,251)	(2,244)
	(11,859)	(10,300)
Net deferred tax liabilities	$(2,121)	$(224)

The Company’s ability to realize deferred tax assets, including those related to the NOLs discussed above, depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of its deferred tax assets resulting in additional income tax expense in the condensed consolidated statement of earnings. At this time, based substantially on the strong earnings performance of the Company’s power industry services reporting segment, management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets.

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

NOTE 13 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Reconciliations of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computations of basic and diluted earnings per share for the three months ended April 30, 2016 and 2015 are as follows:

	Three Months Ended April 30,
	2016	2015

Net income attributable to the stockholders of Argan, Inc.	$12,230	$7,503

Weighted average number of shares outstanding - basic	14,842	14,637
Effect of stock options (1)	213	227
Weighted average number of shares outstanding - diluted	15,055	14,864
Net income per share attributable to the stockholders of Argan, Inc.:
Basic	$0.82	$0.51
Diluted	$0.81	$0.50

(1)      The numbers of antidilutive shares excluded from the diluted earnings per share computations were not material for the three months ended April 30, 2016 or 2015.

NOTE 14 — CONCENTRATION OF REVENUES

During the three months ended April 30, 2016 and 2015, the majority of the Company’s consolidated revenues related to performance by the power industry services segment which provided approximately 83% and 97% of consolidated revenues for the three months ended April 30, 2016 and 2015, respectively. The Company’s significant customer relationships for the three months ended April 30, 2016 included five customers which accounted for approximately 18%, 15%, 15%, 12% and 10% of consolidated revenues, respectively. The Company’s significant customer relationships for the three months ended April 30, 2015 included two customers which accounted for approximately 47% and 45%, respectively, of consolidated revenues for the period.

Accounts receivable balances from two major customers as of April 30, 2016 each represented 26% of the corresponding consolidated balance as of April 30, 2016, and they each represented 27% of the corresponding consolidated balance as of January 31, 2016.

NOTE 15 — SEGMENT REPORTING

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

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the three months ended April 30, 2016 and 2015. The “Other” columns include the Company’s corporate and unallocated expenses. With the acquisition of TRC in December 2015, the Company began operations in a new reportable segment, Industrial Fabrication and Field Services (see Note 2). Accordingly, financial information has been presented for this reportable segment for the three months ended April 30, 2016, and there is no information to be presented for this segment in the table below for the prior year.

Three Months Ended April 30, 2016	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$108,099	$20,410	$1,839	$—	$130,348
Cost of revenues	83,698	16,988	1,360	—	102,046
Gross profit	24,401	3,422	479	—	28,302
Selling, general and administrative expenses	3,234	1,633	327	1,853	7,047
Income (loss) from operations	21,167	1,789	152	(1,853)	21,255
Other income, net	14	—	—	23	37
Income (loss) before income taxes	$21,181	$1,789	$152	$(1,830)	21,292
Income tax expense					7,172
Net income					$14,120

Amortization of intangibles	$147	$174	$—	$—	$321
Depreciation	132	258	41	3	434
Fixed asset additions	184	22	39	—	245

Current assets	$287,998	$24,863	$5,519	$82,754	$401,134
Current liabilities	199,538	16,045	803	1,967	218,353
Goodwill	22,526	14,287	—	—	36,813
Total assets	315,768	48,433	6,037	89,028	459,266

Three Months Ended April 30, 2015	Power Services	Telecom Services	Other	Consolidated
Revenues	$82,884	$2,604	$—	$85,488
Cost of revenues	62,379	1,942	—	64,321
Gross profit	20,505	662	—	21,167
Selling, general and administrative expenses	3,583	304	1,653	5,540
Income (loss) from operations	16,922	358	(1,653)	15,627
Other income, net	79	—	6	85
Income (loss) before income taxes	$17,001	$358	$(1,647)	15,712
Income tax expense				4,861
Net income				$10,851

Amortization of purchased intangibles	$60	$—	$—	$60
Depreciation	75	41	3	119
Property, plant and equipment additions	1,126	81	—	1,207

Goodwill	$18,476	$—	$—	$18,476
Total assets	334,355	4,424	61,093	399,872

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2016, and the results of their operations for the three months ended April 30, 2016 and 2015, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 that was filed with the Securities and Exchange Commission on April 15, 2016.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 31, 2016. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan, Inc. is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities (see Note 3), and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment produces, delivers and installs fabricated steel components specializing in piping, pressure vessels and heat exchangers for industrial plants primarily located in the southern United States. In addition, TRC includes a plant services group that handles maintenance turnarounds, shutdowns and emergency mobilizations.  Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

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

Overview

For the three months ended April 30, 2016 (the first quarter of our fiscal year 2017), consolidated revenues increased by $44.8 million, or 52%, to $130.3 million for the current quarter compared with consolidated revenues of $85.5 million for the first quarter of last year, due primarily to the increased revenues of our power industry services business. The revenues of this group rose by $25.2 million for the first quarter of the current year to $108.1 million compared with $82.9 million for the three months ended April 30, 2015. In addition, our current quarter results include the operating results of TRC, which contributed revenues of $20.4 million for the period.

The ramp-up of construction activity on five new large gas-fired power plant projects and the results for TRC and APC pushed our total gross profit for the current quarter to $28.3 million compared with gross profit in the amount of $21.2 million earned during the three months ended April 30, 2015. As anticipated by us, our overall gross profit percentage, expressed as a percentage of the corresponding consolidated revenues for the applicable period, decreased for the current quarter to 21.7% compared with a percentage of 24.8% for last year’s first quarter. The current quarter mix of revenues included results related to the five new power-plant projects and the newly acquired companies, TRC and APC, all of which contributed gross profits at lower percentages of corresponding revenues than the operations of last year’s first quarter. With the addition of the new companies, the amount of our selling, general and administrative expenses increased to $7.0 million for the current quarter compared with $5.5 million for the first quarter last year. However, these expenses, expressed as a percentage of corresponding revenues, declined to 5.4% for the current quarter compared with a percentage of 6.5% last year.

Net income attributable to our stockholders for the three months ended April 30, 2016 increased by 63% to $12.2 million, or $0.81 per diluted share, compared with net income attributable to our stockholders of $7.5 million, or $0.50 per diluted share, for the three months ended April 30, 2015. A declining share of our operations was performed by our construction joint ventures during the current quarter. As a result, the amount of net income attributable to noncontrolling interests was $1.9 million for the current quarter; the comparable amount for the three-month period ended April 30, 2015 was $3.3 million.

As typically happens with new projects, the early stages of the new power-plant projects provided a temporary increase in the total amount of billings in excess of corresponding project costs and estimated earnings providing cash in the amount of $28.8 million for the current quarter. In addition, the net income for the current quarter, adjusted for noncash expenses, provided cash in the total amount of $17.3 million. Primarily due to these favorable effects, the net amount of cash provided by our operating activities for the current quarter was $43.7 million, more than offsetting our use of cash to increase the level of short-term investing in certificates of deposit by $14.0 million during the current quarter. For the current quarter in total, the balance of our cash and cash equivalents increased by $30.5 million to $191.4 million as of April 30, 2016. During last year’s first quarter, the balance of our cash and cash equivalents declined by $59.2 million.

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

For the three months ended April 30, 2016 and 2015, we recognized revenues associated with EPC contract services provided to Panda Liberty and Panda Patriot that combined represented approximately 26% and 93% of consolidated revenues, respectively. These two projects are scheduled for completion in calendar year 2016. In late April 2016, we achieved substantial completion on the Panda Liberty project.

The corresponding joint venture agreements, as amended, provide that we have the majority interest in any profits, losses, assets and liabilities that may result from the performance of the EPC contracts. Due to our financial control of the joint ventures, their accounts have been included in our condensed consolidated financial statements since the commencement of activities under the EPC contracts near the end of the fiscal year ended January 31, 2015.

Contract Backlog

Contract backlog represents the total accumulated value of projects awarded less the amounts of revenues recognized to date on those contracts at a specific point in time. We believe contract backlog is an indicator of future revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and our expected future revenues. At April 30, 2016, our total contract backlog was approximately $1.5 billion. Our total contract backlog as of January 31, 2016 and April 30, 2015 was approximately $1.1 billion and $347 million, respectively.

The following table summarizes our current large EPC power plant projects:

Current Project	Location	Size of Facility	Date FNTP Received(1)	Scheduled Completion
Panda Liberty Power Project	Pennsylvania	829 MW	August 2013	2016
Panda Patriot Power Project	Pennsylvania	829 MW	December 2013	2016
Caithness Moxie Freedom Generating Station	Pennsylvania	1,040 MW	November 2015	2018
CPV Towantic Energy Center	Connecticut	785 MW	March 2016	2018
NTE Middletown Energy Center	Ohio	475 MW	October 2015	2018
NTE Kings Mountain Energy Center	North Carolina	475 MW	March 2016	2018
Exelon West Medway II Facility	Massachusetts	200 MW	(2)	(2)

(1) Full Notice to Proceed (“FNTP”) represents the formal notice provided by the project owner instructing us to commence the activities covered by the corresponding EPC contract without limitation.

(2) The FNTP for this project is subject to Massachusetts regulatory approvals, and the scheduled completion date is yet to be determined.

Acquisition of The Roberts Company

On December 4, 2015, we acquired The Roberts Company (“TRC”), which was founded in 1977 and is headquartered near Greenville, North Carolina.  TRC is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States.  We paid $0.5 million to acquire the member interests of TRC, and assumed approximately $16 million in debt obligations, which we paid off on the acquisition date.  TRC continues to operate under its own name with its own management team. Historically, TRC has been primarily a profitable company that incurred a net loss in 2015 up to the date of its acquisition by us, primarily due to it taking on large contracts that resulted in significant losses.  With the reengagement and leadership of TRC’s founder, John Roberts, our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it is positioned to succeed in the future with a return to profitable operations. However, there can be no assurances that TRC will succeed in the future or will resume sustained profitability. Since the acquisition, we have advanced an additional $22.5 million in cash to TRC in order to fund the completion of the work on the loss contracts, to enhance working capital and for other general corporate purposes. Currently, TRC operates as its own reportable business segment, Industrial Fabrication and Field Services.

Our condensed consolidated statements of earnings and cash flows for the three months ended April 30, 2016 include the operating results of TRC, and the balance sheet amounts of TRC are included in our condensed consolidated balance sheets as of April 30 and January 31, 2016.

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

Our condensed consolidated statements of earnings and cash flows for the three months ended April 30, 2016 include the operating results of APC, and the balance sheet amounts of APC are included in our condensed consolidated balance sheets as of April 30 and January 31, 2016.

Outlook

The power industry has not fully recovered from the recessionary decline in the demand for power in the United States. Total electric power generation from all sources has decreased slightly for three of the last four years, including a 0.2% decline in 2015. For calendar year 2015, the total amount of electricity generated in the United States was approximately 98% of the peak power generation level of 2007. Recently published government forecasts project an annual increase in power generation of approximately 0.8% per year for the next 25 years.

For calendar year 2015, electricity generated in the United States by natural gas-fired power plants comprised 32.7% of total generation, which reflected an 18.5% annual increase in the number of megawatt hours provided by these plants as the amount of natural gas used for power generation during calendar year 2015 reached an all-time high. The comparable increase for 2014 versus 2013 was approximately 1%. Electricity generation provided by coal-fired power plants in 2015 represented 33.2% of total generation compared with a share percentage of 38.6% for 2014. The number of megawatt hours provided by coal-fired plants declined by 14.3% in 2015 compared to the amount provided in 2014. For the third and fourth quarters of calendar 2015, the shares of total electrical power generated by natural gas-fired plants actually exceeded the shares provided by coal-fired power plants, the first two times that this has occurred. For 2016, the shares of total electricity generation provided by gas-fired power plants and coal-fired power plants are expected to be approximately 33.4% and 32.0%, respectively, meaning that natural gas will overtake coal as the leading source of power generation in the United States.

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

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace generally expected prior to the latest recession. The Environmental Protection Agency has been stridently exercising an expansion of regulatory power over air quality and electric power generation. However, the federal government has not passed comprehensive energy legislation that might include national renewable energy standards, incentives or mandates for the retirement of existing coal-fired power plants and caps on the volume of carbon emissions. Existing coal-fired plants in the United States are proving to be a challenge to retrofit or replace. Coal prices are widely considered to be stable and certain states see the availability of inexpensive, coal-powered electricity as a key driver of economic growth. Additional uncertainty was created when, in February 2016, the United States Supreme Court decided to stay the implementation of the agency’s Clean Power Plan, which was finalized in August 2015, as it undergoes legal review. As a result, the requirement for states to draft compliance plans by September 2016 has been at least delayed, and states have longer periods of time in order to consider and make decisions regarding future power generation mixes. The future pace of announcements of coal-fired power plant retirements may slow.

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

We believe that our expectations are reasonable and that our future plans are based on reasonable assumptions.  Our performance on current projects, including the five latest EPC projects awarded to us, should provide a stable base of business activity for the next few fiscal years. We are looking forward to ramping up activities on the new projects, to continuing efficient performance on current projects and to being able to take advantage of new opportunities that should continue to emerge in the improving business environment.

Comparison of the Results of Operations for the Three Months Ended April 30, 2016 and 2015

We reported net income attributable to our stockholders of $12.2 million, or $0.81 per diluted share, for the three months ended April 30, 2016. For the three months ended April 30, 2015, we reported a comparable net income amount of $7.5 million, or $0.50 per diluted share.

The following schedule compares our operating results for the three months ended April 30, 2016 and 2015 (dollars in thousands).

	Three Months Ended April 30,
	2016	2015	$ Change	% Change
REVENUES
Power industry services	$108,099	$82,884	$25,215	30.4%
Industrial fabrication and field services	20,410	—	20,410	NM
Telecommunications infrastructure services	1,839	2,604	(765)	(29.4)
Revenues	130,348	85,488	44,860	52.5
COST OF REVENUES
Power industry services	83,698	62,379	21,319	34.2
Industrial fabrication and field services	16,988	—	16,988	NM
Telecommunications infrastructure services	1,360	1,942	(582)	(30.0)
Cost of revenues	102,046	64,321	37,725	58.7
GROSS PROFIT	28,302	21,167	7,135	33.7
Selling, general and administrative expenses	7,047	5,540	1,507	27.2
INCOME FROM OPERATIONS	21,255	15,627	5,628	36.0
Other income, net	37	85	(48)	(56.5)
INCOME BEFORE INCOME TAXES	21,292	15,712	5,580	35.5
Income tax expense	7,172	4,861	2,311	47.5
NET INCOME	14,120	10,851	3,269	30.1
Net income attributable to noncontrolling interests	1,890	3,348	(1,458)	(43.5)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$12,230	$7,503	$4,727	63.0%

NM = Not Meaningful

Revenues

Power Industry Services

The revenues of the power industry services business increased by $25.2 million to $108.1 million for the three months ended April 30, 2016 compared with revenues of $82.9 million for the three months ended April 30, 2015. The revenues of this business represented approximately 83% of consolidated revenues for the current quarter, and approximately 97% of consolidated revenues for the prior year. The current quarter increase in revenues for the power industry services segment reflected the initial activities of the five new EPC contracts, which represented approximately 53% of consolidated revenues for the current period, and the continued, but declining, construction activity of the two Panda Power Plant Projects which represented 26% of consolidated revenues for the current quarter. Last year, the combined revenues associated with these two gas-fired power plant projects represented approximately 93% of consolidated revenues for the first quarter. Last year’s first quarter results also included revenues in the amount of $1.6 million that were recorded in connection with the resolution of the Altra bankruptcy matter discussed in Note 10 to the accompanying condensed consolidated financial statements.

Future revenues associated with the two Panda Power Plant Projects are expected to decline as the projects progress toward their completion in calendar 2016. However, these decreases should be more than offset by revenues earned on the construction activities associated with new projects and increased revenues contributed by APC.

Industrial Fabrication and Field Services

The revenues for this segment reflect the first full quarter of activity as we acquired TRC on December 4, 2015. TRC’s major customers include some of North America’s largest forest products companies, such as Weyerhauser, Resolute, Domtar and Georgia Pacific, and large crop nutrient processors. During the quarter ending July 31, 2016, TRC expects to complete its contracts that caused the large pre-acquisition losses and intends to focus on growing contract backlog with the addition of new, profitable projects.

Telecommunications Infrastructure Services

The revenues of this reportable business segment decreased by approximately 29% for the current quarter compared with the corresponding period last year. For the three months ended April 30, 2016, approximately 61% of SMC’s revenues were derived from outside plant services provided pursuant to several new projects.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the three months ended April 30, 2016 compared with last year’s first quarter, the corresponding consolidated cost of revenues also increased. These costs were $102.0 million and $64.3 million for the three months ended April 30, 2016 and 2015, respectively, with the increase associated primarily with new EPC contracts and the addition of the costs of revenues for APC and TRC. Our overall gross profit percentage of 21.7% of consolidated revenues was lower in the current quarter compared to a percentage of 24.8% for the first quarter last year due to the new business of GPS and the addition of APC and TRC. Also, the gross profit reported for last year’s first quarter included the 100% gross profit contribution of $1.6 million provided by the resolution of the Altra matter.

Selling, General and Administrative Expenses

These costs were $7.0 million and $5.5 million for the three months ended April 30, 2016 and 2015, respectively, representing approximately 5.4% and 6.5% of consolidated revenues for the corresponding periods, respectively. The increase of $1.5 million reflected the addition of the selling, general and administrative costs for APC and TRC which were $2.3 million combined for the current quarter. Partially offsetting these factors was a reduction in costs at GPS as an increased amount of staff costs were absorbed in the direct costs of the new projects. In addition, the costs for last year’s first quarter included professional fees associated primarily with the preparation of legal documents and the performance of due diligence activities related to the acquisition of APC.

Income Tax Expense

For the three months ended April 30, 2016, we recorded income tax expense of $7.2 million reflecting an estimated annual effective income tax rate of approximately 34.1%. This rate differed from the expected federal income tax rate of 35% due primarily to the favorable permanent effects of the domestic production activities deduction and the exclusion of income attributable to our joint venture partner from our taxable income, offset substantially by the unfavorable effect of state income taxes. As the joint ventures are treated as partnerships for income tax reporting purposes, we report only our share of the taxable income of the entities.

For the three months ended April 30, 2015, we recorded income tax expense of $4.9 million reflecting an annual effective income tax rate estimated to be approximately 30.9% at the time. This rate differed from the expected federal income tax rate of 35% due primarily to the favorable permanent effect of excluding the income attributable to our joint venture partner (which was more significant last year) from our taxable income. Our effective tax rate also reflected the permanent benefit of the domestic production activities deduction. These factors were partially offset by the unfavorable effects of state income taxes. Our actual annual effective income tax rate for the year ended January 31, 2016 was 33.5%.

Liquidity and Capital Resources as of April 30, 2016

During the three months ended April 30, 2016, our combined balance of cash and cash equivalents increased by $30.5 million to $191.4 million as of April 30, 2016 from a balance of $160.9 million as of January 31, 2016. During this same period, our working capital increased by $18.8 million to $182.8 million as of April 30, 2016 from $164.0 million as of January 31, 2016.

During the current quarter, we experienced a net increase of $28.8 million in the amount of billings on current projects that temporarily exceeds the corresponding amounts of costs and estimated earnings, which primarily reflected the early-stage activities of GPS on its new EPC contracts. This increase more than offset the decline in such balances for the Panda Liberty and Panda Patriot power plant projects as work on these jobs approaches completion. The increasing retainages associated with new work pushed accounts receivable up by $6.7 million during the current quarter, which represented a use of cash.

Net income for the current quarter, including the favorable adjustments related to noncash expense items, provided cash in the total amount of $17.3 million.

Primarily due to these factors, the net amount of cash provided by operating activities for the current quarter was $43.7 million. Our primary use of this cash during the current quarter was the net purchase of short-term investments (bank CDs) in the amount of $14.0 million.

During the three months ended April 30, 2015, we made short-term investments totaling $56.0 million. Primarily due to this use of cash, our balance of cash and cash equivalents decreased by approximately $59.2 million to $274.5 million from a balance of $333.7 million as of January 31, 2015. Conversely, our working capital increased by $10.7 million to $159.6 million as of April 30, 2015 from $148.9 million as of January 31, 2015.

Net cash was used in our operating activities during the three months ended April 30, 2015 in the amount of $2.3 million despite our net income for the quarter in the amount of $10.9 million. However, expected changes in the balances of our current operating accounts represented an aggregate use of cash during last year’s first quarter in the net amount of $13.9 million.

Last year, we renegotiated our financing arrangements with Bank of America (the “Bank”); the replacement agreement was completed in August 2015. It provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. We may also use the borrowing ability to cover standby letters of credit issued by the Bank to us in the ordinary course of business. There were no actual borrowings outstanding under Bank financing arrangements as of April 30, 2016 or January 31, 2016. Borrowing availability in the total amount of approximately $4.4 million has been designated to cover several letters of credit issued by the Bank, with expiration dates ranging from September 23, 2016 to January 8, 2017, to cover insurance exposures and in support of the project development activities of a potential power plant owner, leaving approximately $5.6 million available for use currently.

The Company has pledged the majority of its assets to secure the financing arrangements. However, the Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. We were in compliance with theses financial covenants as of April 30, 2016. Management believes that the Company will continue to comply with its financial covenants under the replacement financing arrangements.

If the Company’s performance results in our noncompliance with any of the financial covenants, we would most likely seek to modify the financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of all then outstanding senior debt due and payable.

In addition, the commercial bank that has supported the activities of TRC issued two outstanding irrevocable letters of credit on its behalf in the amounts of $0.5 million and $0.4 million with current expiration dates of June 30, 2016 and August 31, 2016, respectively, which are secured by a lien on the owned facility of TRC.

At April 30, 2016, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. Our domestic operating bank accounts are maintained with the Bank. The Company does maintain certain Euro-based bank accounts in the Republic of Ireland in support of the operations of APC.

We believe that cash on hand, cash that will be provided over the next six months with the maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, significant dilution to the existing stockholders may result.

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

The following table presents the determinations of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the three months ended April 30, 2016 and 2015 ($s in thousands):

	2016	2015
Net income, as reported	$14,120	$10,851
Interest expense	—	44
Income tax expense	7,172	4,861
Depreciation	434	119
Amortization of purchased intangible assets	321	60
EBITDA	22,047	15,935
Noncontrolling interests -
Net income	1,890	3,348
Interest expense	—	112
Income tax benefit	—	(42)
EBITDA of noncontrolling interests	1,890	3,418
EBITDA attributable to the stockholders of Argan, Inc.	$20,157	$12,517

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

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by or used in operating activities that are presented in our condensed consolidated statements of cash flows for the three months ended April 30, 2016 and 2015:

	2016	2015
EBITDA	$22,047	$15,935
Current income tax expense	(5,275)	(4,990)
Stock option compensation expense	659	520
Other noncash items	(128)	203
Interest expense	—	(44)
Increase in accounts receivable	(6,713)	(7,170)
Increase in prepaid expenses/other assets	(1,408)	(3,424)
Increase (decrease) in accounts payable and accrued expenses	5,786	(4,729)
Changes related to the timing of scheduled billings	28,758	1,409
Net cash provided by (used in) operating activities	$43,726	$(2,290)

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the accounting for business combinations, the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting and the financial reporting associated with any legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special interest entities including joint ventures and variable interest entities. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended January 31, 2016. During the three-month period ended April 30, 2016, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

Note 1 to the accompanying condensed consolidated financial statements presents descriptions of accounting pronouncements issued by the Financial Accounting Standards Board (the “FASB”) that are not yet effective and that may be relevant to our future financial reporting. Most importantly, these include Accounting Standard Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which was issued in May 28, 2014, and Accounting Standard Update 2016-02 (“ASU 2016-02”), Leases, which was issued in February 2016. ASU 2014-09 represents an effort to create a new, principle-based revenue recognition framework. ASU 2016-02 will require the recognition of all operating leases with terms greater than one year on the balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of April 30, 2016, we had no outstanding borrowings under our replacement financing arrangements with Bank of America (see Note 9 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. As of April 30, 2016, our short-term investment balance of certificates of deposit was $128.0 million (excluding accrued interest) with an overall initial maturity term of 178 days which exposes us to a certain amount of risk should interest rates suddenly rise. However, we believe that this risk is minimal, and mitigated somewhat by the manner in which we have scheduled the future maturity dates. As of April 30, 2016, the weighted average interest rate on our short-term investments of $128.0 million was 0.81%.

The accompanying condensed consolidated financial statements are presented in US Dollars. The financial results reported by APC and included in our consolidated financial statements are affected by foreign currency volatility. The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive income (loss) which is net of tax, where applicable. When the US Dollar appreciates against the Euro, the reported assets, liabilities, revenues, costs and earnings of APC, after translation into US Dollars, are lower than what they would have been had the US Dollar depreciated against the Euro or if there had been no change in the exchange rates. During the three-month period ended April 30, 2016, the US Dollar depreciated against the Euro. The resulting other comprehensive net income for the period was approximately $0.6 million. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation, and we do not utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. Net foreign currency transaction gains and losses were included in the other income, net, section of the Company’s condensed consolidated statement of earnings for the three months ended April 30, 2016; such amount was a net loss of $0.2 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second and fourth quarters of fiscal 2016, the Company acquired Atlantic Projects Company Limited and affiliates and The Roberts Company, respectively.  The Company is currently in process of integrating both entities pursuant to the Sarbanes-Oxley Act of 2002.  The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be changed as needed.  We have not yet determined whether the integration of these entities will result in a significant change to our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Included in Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the three-month period ended April 30, 2016. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A.   RISK FACTORS

Investing in our securities involves a high degree of risk. Our business, financial position and future results of operations may be impacted in a materially adverse manner by risks associated with the execution of our strategic plan and the creation of a profitable and cash-flow positive business in a period of weak recovery from a significant economic recession and major disruptions in the financial markets, our ability to obtain capital or to obtain capital on terms acceptable to us, the successful integration of acquired companies into our consolidated operations, our ability to successfully manage diverse operations remotely located, our ability to successfully compete in highly competitive industries, the successful resolution of ongoing litigation and disagreements with customers, our dependence upon key managers and employees and our ability to retain them, potential fluctuations in quarterly operating results and a series of risks associated with our power industry services business, among other risks.

Before investing in our securities, please consider these and other risks more fully described in our Annual Report on Form 10-K for the year ended January 31, 2016. There have been no material revisions to the risk factors that are described therein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ARGAN, INC.

June 8, 2016	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

June 8, 2016	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer and Secretary