Form 10-Q
period 2016-07-31
ARGAN INC
filed 2016-09-07
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2016

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

Common stock, $0.15 par value: 15,032,469 shares as of September 1, 2016.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

July 31, 2016

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2016	2015	2016	2015
REVENUES
Power industry services	$143,422	$93,471	$251,521	$176,355
Industrial fabrication and field services	17,327	—	37,737	—
Telecommunications infrastructure services	1,746	3,963	3,585	6,566
Revenues	162,495	97,434	292,843	182,921
COST OF REVENUES
Power industry services	100,035	66,136	183,733	128,515
Industrial fabrication and field services	17,117	—	34,105	—
Telecommunications infrastructure services	1,331	2,805	2,691	4,746
Cost of revenues	118,483	68,941	220,529	133,261
GROSS PROFIT	44,012	28,493	72,314	49,660
Impairment loss	1,979	—	1,979	—
Selling, general and administrative expenses	7,534	4,848	14,581	10,387
INCOME FROM OPERATIONS	34,499	23,645	55,754	39,273
Other income, net	556	128	593	212
INCOME BEFORE INCOME TAXES	35,055	23,773	56,347	39,485
Income tax expense	11,756	7,939	18,928	12,800
NET INCOME	23,299	15,834	37,419	26,685
Net income attributable to noncontrolling interests	3,625	4,527	5,515	7,875
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	19,674	11,307	31,904	18,810

OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Foreign currency translation adjustments, net of income tax	(511)	(6)	134	(6)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$19,163	$11,301	$32,038	$18,804

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$1.32	$0.77	$2.14	$1.28
Diluted	$1.29	$0.75	$2.09	$1.26

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	14,939	14,747	14,899	14,693
Diluted	15,278	15,003	15,231	14,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	July 31, 2016	January 31, 2016
	(Unaudited)	(Note 1)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$162,855	$160,909
Short-term investments	220,297	114,098
Accounts receivable, net	32,706	64,185
Costs and estimated earnings in excess of billings	3,052	4,078
Prepaid expenses and other current assets	5,004	7,342
TOTAL CURRENT ASSETS	423,914	350,612
Property, plant and equipment, net	13,122	12,308
Goodwill	34,780	37,405
Intangible assets, net	8,738	9,344
Deferred income taxes	435	—
Other assets	105	122
TOTAL ASSETS	$481,094	$409,791
LIABILITIES AND EQUITY
CURRENT LIABILITIES
Accounts payable	$60,207	$46,395
Accrued expenses	42,362	35,454
Billings in excess of costs and estimated earnings	121,130	105,863
TOTAL CURRENT LIABILITIES	223,699	187,712
Deferred income taxes	—	224
TOTAL LIABILITIES	223,699	187,936

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000 shares authorized; 15,035 and 14,840 shares issued at July 31 and January 31, 2016, respectively; 15,032 and 14,836 shares outstanding at July 31 and January 31, 2016, respectively	2,255	2,226
Additional paid-in capital	122,732	117,274
Retained earnings	131,485	99,581
Accumulated other comprehensive losses	(431)	(565)
TOTAL STOCKHOLDERS’ EQUITY	256,041	218,516
Noncontrolling interests	1,354	3,339
TOTAL EQUITY	257,395	221,855
TOTAL LIABILITIES AND EQUITY	$481,094	$409,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,419	$26,685
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Impairment loss	1,979	—
Stock option compensation expense	1,270	1,057
Depreciation	918	258
Amortization of purchased intangibles	521	164
Other	(213)	(79)
Changes in operating assets and liabilities
Accounts receivable	31,484	(5,774)
Prepaid expenses and other assets	(993)	(1,133)
Accounts payable and accrued expenses	24,029	(4,232)
Billings in excess of costs and estimated earnings, net	16,293	(46,032)
Net cash provided by (used in) operating activities	112,707	(29,086)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(220,000)	(133,000)
Maturities of short-term investments	114,000	16,000
Purchases of property, plant and equipment, net	(1,612)	(2,503)
Purchase of APC, net of cash acquired	—	(4,210)
Increase in notes receivable	—	(605)
Net cash used in investing activities	(107,612)	(124,318)

CASH FLOWS FROM FINANCING ACTIVITIES
Distributions to joint venture partners	(7,500)	—
Proceeds from the exercise of stock options	4,217	1,000
Excess income tax benefit on exercised stock options (Note 2)	—	356
Net cash (used in) provided by financing activities	(3,283)	1,356

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	134	493
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,946	(151,555)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,909	333,691
CASH AND CASH EQUIVALENTS, END OF PERIOD	$162,855	$182,136

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$13,939	$10,703
Common stock issued in connection with the acquisition of APC (noncash transaction, see Note 3)	$—	$3,536

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2016

(Tabular amounts in thousands, except per share data)

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The condensed consolidated financial statements include the accounts of Argan, Inc. (“Argan”), its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which Argan or one of its wholly-owned subsidiaries is deemed to be the primary beneficiary. Argan conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 84% and 95% of consolidated revenues for the six months ended July 31, 2016 and 2015, respectively; The Roberts Company (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter cumulatively referred to as the “Company.”

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities, and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment produces, delivers and installs fabricated steel components specializing in pressure vessels, heat exchangers and piping systems for industrial plants primarily located in the southern United States. In addition, TRC includes a plant services group that handles maintenance turnarounds, shutdowns and emergency mobilizations. Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

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

The condensed consolidated balance sheet as of July 31, 2016, the condensed consolidated statements of earnings for the three and six months ended July 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the six months ended July 31, 2016 and 2015 are unaudited. The condensed consolidated balance sheet as of January 31, 2016 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2016, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Unapproved change orders, which represent contract variations for which the Company has project owner approval for scope changes but not for the price associated with the scope changes, are reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. The total amount of unapproved change orders included in the total contract value amounts used to determine revenues as of July 31, 2016 was $4.0 million. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes revenues related to a claim only when an agreement on the amount has been reached with the project owner.

The Company’s long-term contracts typically have schedule dates and other performance obligations that if not achieved could subject the Company to penalties for liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by achievement of a specified level of output or efficiency. Each contract defines the conditions under which a project owner may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by the project owner, but the potential to do so is used in the negotiation or settlement of claims and the closing-out of the contract. During the three months ended July 31, 2016, the Company reached a settlement regarding $12.9 million in liquidated damages related to one project. As of July 31, 2016, it is no longer subject to these liquidated damages. In general, the Company considers potential liquidated damages, the costs of other related items and potential mitigating factors in determining the adequacy of its estimates of completed contract costs.

Fair Values — The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s cash and cash equivalents, short-term investments, accounts receivable, notes receivable and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value amounts of business segments (as needed for purposes of identifying indications of impairment to goodwill) are determined by averaging valuations that are calculated using several market-based and income-based approaches deemed appropriate in the circumstances (see Note 8).

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its consolidated financial statements except for the standards identified below relating to revenue recognition and leases.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a final standard on revenue recognition, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), in order to create a new, principles-based revenue recognition framework that may affect nearly every revenue-generating entity. As delayed by the FASB, ASU 2014-09 becomes effective for public companies for fiscal years beginning after December 15, 2017.

The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements including which of the alternative application approaches available under the standard will be utilized for its adoption. Entities are permitted to apply the new standard either retrospectively, subject to certain practical expedients, or through an alternative transition method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. To date, the Company has examined a contract that it believes is representative of the contracts that will be in place at the date of adoption and has come to preliminary conclusions on the impact of ASU 2014-09 on revenues using the 5-step process prescribed by ASU 2014-09. It does not believe that the adoption of ASU 2014-09 will have a significant impact on its revenue recognition patterns as compared to revenue recognition under the existing revenue guidance, assuming that contract structures similar to those in place are in effect at the time of the Company’s adoption of ASU 2014-09.  The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its preliminary conclusions continue to remain accurate. Additionally, the Company is continuing its assessment of ASU 2014-09’s impact on its financial statement disclosures and will provide further information on any required changes to disclosures as they are identified.

Leases

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which amends the existing guidance and which will require recognition of operating leases with lease terms of more than twelve months on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. The pronouncement will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities recorded in the financial statements.  Although the adoption of this pronouncement, which is effective for fiscal years beginning after December 15, 2018, will affect the Company’s consolidated financial statements, the Company has not yet determined the complete extent or significance of the changes.

Stock Options

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. The simplifications in this pronouncement affect several aspects of the accounting for share-based payment transactions, including the income tax consequences, the classification of awards as either equity or liabilities, and the presentation of the statement of cash flows. In the past, the Company determined for each stock option award whether the difference between the deduction for income tax reporting purposes created at the time of stock option exercise and the related compensation cost previously recorded for financial reporting purposes resulted in either an excess income tax benefit or an income tax deficiency. Excess income tax benefits were recorded as additions to the additional paid-in capital account; income tax deficiencies have not been material for the Company. Under the new guidance, all excess income tax benefits and income tax deficiencies will be recognized accordingly as income tax benefit or expense in the income statement. The income tax effects will be treated as discrete items in the quarterly reporting period in which they occur. Unlike current practice, excess tax benefits will be classified along with other income tax cash flows as an operating activity. As permitted, the Company adopted the new pronouncement in the current quarter, effective as of February 1, 2016, with the primary effects being the reductions of income tax expense for the three and six months ended in the amounts of $1.0 million and $1.1 million, respectively.

Deferred Income Taxes

Late in 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. Implementation of this new standard is required for public entities for reporting periods beginning after December 15, 2016. As permitted, the new guidance was early adopted by the Company in the current quarterly reporting period using a retrospective approach. Accordingly, deferred tax assets in the amount of $1.1 million that were previously included in current assets as of January 31, 2016 were reclassified and reflected in the net balance of deferred income tax liabilities classified as noncurrent in the condensed consolidated balance sheet as of January 31, 2016 included herein.

NOTE 3 — BUSINESS COMBINATIONS

On December 4, 2015, the Company acquired TRC, including its consolidated subsidiaries, in a business combination that was completed pursuant to the terms and conditions of a Membership Interest Purchase Agreement. TRC is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States. Consideration included a $0.5 million cash payment. In addition, the Company made cash payments totaling $15.6 million on the closing date in order to retire the outstanding bank debt of TRC and certain leases.

On May 29, 2015, a wholly owned subsidiary of the Company purchased 100% of the outstanding capital of APC, a private company incorporated in the Republic of Ireland. This business combination was completed pursuant to the terms and conditions of a Share Purchase Agreement, dated May 11, 2015 (the “SPA”). Including its affiliated companies, APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. The fair value of the consideration transferred to the former owners of APC was $11.1 million including a liability in the amount of $1.1 million representing cash held back until the expiration of the escrow period. The Company is entitled to retain an amount to cover any shortfall in the amount of the acquired net worth of APC, as defined in the SPA. During the three months ended July 31, 2016, the Company made a payment of previously escrowed funds to the former owners in the amount of $0.9 million.

Both business combinations were accounted for using the acquisition method of accounting, with Argan as the acquirer. The results of operations for APC and Roberts have been included in the condensed consolidated financial statements since the corresponding acquisition dates.

NOTE 4 — SPECIAL PURPOSE ENTITIES

Construction Joint Ventures

GPS assigned its contracts for the engineering, procurement and construction of two natural gas-fired power plants (the “EPC Contracts”), known as Panda Liberty and Panda Patriot, to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. The corresponding joint venture agreements, as amended, provide that GPS has the majority interest in any profits, losses, assets and liabilities resulting from the performance of the EPC Contracts. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts including the provision of services under the related warranty obligations. Substantial completion of the two projects, as defined by each EPC Contract, was achieved in April 2016 and June 2016, respectively.

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

Under the DLA, GPI made development loans to Moxie Freedom that totaled $4.3 million, including $1.7 million in loans made during the six months ended July 31, 2015; such loans earned interest based on an annual rate of 20%. In November 2015, Moxie sold a substantial portion of its ownership interest in Moxie Freedom, GPI received repayment of its development loans in full and $0.6 million in accrued interest, GPI received a development success fee in the amount of $4.3 million, and GPS received a full notice-to-proceed with activities pursuant to the corresponding EPC contract.

Pursuant to a participation agreement, an equipment supplier to Moxie Freedom provided GPI with 40% of the funding for the development loans made to Moxie Freedom that totaled $1.7 million. Under the applicable accounting guidance, the funding provided to GPI was treated as a secured borrowing including $0.7 million borrowed during the six months ended July 31, 2015. Interest payable to the supplier accrued based on an annual rate of 20% and the supplier was entitled to receive 40% of any development success fee earned by GPI in connection with the permanent financing and/or sale of the project. In November 2015, all amounts due under the participation agreement were paid by GPI including principal and interest in the total amount of $1.9 million and the supplier’s share of the development success fee in the amount of $1.7 million.

Through its arrangements with Moxie Freedom, the Company was deemed to be the primary beneficiary of this VIE entity at its inception. However, Moxie Freedom substantially completed its project development efforts during 2015 and financial support was thereafter provided substantially by the pending investor. As a result, the Company was no longer the primary beneficiary of the VIE and it was deconsolidated during the quarter ended July 31, 2015. The primary effects of the deconsolidation were the elimination of the capitalized project costs from the Company’s consolidated balance sheet ($4.9 million) and the addition to the consolidated balance sheet of the notes receivable from Moxie Freedom and related accrued interest. For reporting periods prior to the deconsolidation, the amounts of GPI’s notes receivable from Moxie Freedom and the corresponding amounts of accrued interest and interest income were eliminated in consolidation. The deconsolidation resulted in a pre-tax gain which was included in the statements of earnings for the three and six months ended July 31, 2015 in the amount of $0.3 million.

NOTE 5 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments as of July 31 and January 31, 2016 consisted solely of certificates of deposit purchased from the Bank of America (the “Bank”) with original maturities greater than three months but less than twelve months (the “CDs”). The Company has the intent and ability to hold these securities until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of July 31 and January 31, 2016 included accrued interest of $0.3 million and $0.1 million, respectively. Interest income is recorded when earned and is included in other income, net. As of July 31, 2016, the weighted average annual interest rate on the Company’s short-term investment CDs was 0.81%.

The Company has cash on deposit in excess of federally insured limits at the Bank, has purchased CDs and has liquid mutual fund investments at the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material risk.

The amount of cash and cash equivalents included in the condensed consolidated balance sheet as of July 31, 2016 included $38.4 million held by the consolidated joint venture entities that are discussed in Note 4 above that will be used to cover any remaining future construction costs incurred under the corresponding EPC Contracts and the remaining earnings distributions to the joint venture partners.

NOTE 6 — ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at July 31 and January 31, 2016 were $17.8 million and $44.6 million, respectively. Such retainage amounts represent funds withheld by project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the length of retention periods may vary. Most of the amount outstanding as of July 31, 2016 relates to active projects and will not be collected until calendar year 2018. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

Due to the circumstances described in Note 8 below, APC wrote-off its account receivable from the project owner in the amount of $0.8 million during the three-month period ended July 31, 2016. The amounts of the allowance for uncollectible accounts at July 31 and January 31, 2016 were not material. There were no provisions for trade accounts receivable losses recorded during the three and six months ended July 31, 2016 or 2015.

NOTE 7 — COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The table below sets forth the aggregate amounts of costs charged to and earnings accrued on uncompleted contracts compared with the billings on those contracts through July 31 and January 31, 2016.

	July 31,	January 31,
	2016	2016
Costs charged to uncompleted contracts	$888,854	$764,071
Estimated accrued earnings	175,760	116,326
	1,064,614	880,397
Less - billings to date	1,182,692	982,182
	$(118,078)	$(101,785)

Amounts above are included in the accompanying condensed consolidated balance sheets under the following captions:

	July 31,	January 31,
	2016	2016
Costs and estimated earnings in excess of billings	$3,052	$4,078
Billings in excess of costs and estimated earnings	121,130	105,863
	$(118,078)	$(101,785)

Contract costs charged as of July 31, 2016 included amounts billed to the Company for delivered goods and services totaling $10.9 million where payments have been retained; retained amounts were included in the Company’s accounts payable as of July 31, 2016. Such amounts are expected to be paid prior to the completion of the applicable project.

NOTE 8 — PURCHASED INTANGIBLE ASSETS

At July 31, 2016, the goodwill balances related to the acquisitions of GPS, TRC and APC were $18.5 million, $14.3 million and $2.0 million, respectively.

In July 2016, construction work was suspended on APC’s largest project, which reflected over 90% of its contract backlog.  Additionally, APC’s primary market is the United Kingdom, which voted to leave the European Union on June 23, 2016 (“Brexit”).  The resulting sterling pound drop, financial market uncertainty and recessionary pressures will likely impact the availability of financing for future power plant developments in the United Kingdom.  APC’s second largest market is the Middle East, which has experienced decreased project activity due to capital constraints, resulting from decreased oil revenues.  APC reported a loss for the quarter ended July 31, 2016, and will likely incur losses for the remainder of the year.  Given the events above, interim analyses were performed in order to determine whether an impairment loss had occurred related to the goodwill. Using the income and market approaches, the assessment analyses indicated that the carrying value of the business exceeded its fair value. As a result, APC recorded an estimated impairment loss related to goodwill of approximately $2.0 million that has been reflected in the condensed consolidated statements of earnings for the three and six months ended July 31, 2016. No impairment loss occurred during the comparable prior year periods.

Intangible assets, other than goodwill, consisted of the following amounts at July 31 and January 31, 2016:

		July 31, 2016			January 31,
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Amount	2016 Net Amount
Trade Names
TRC	Indefinite	$4,499	$—	$4,499	$4,499
GPS	15 years	3,643	2,343	1,300	1,421
SMC	Indefinite	181	—	181	181
Process Certifications
TRC	7 years	1,897	181	1,716	1,852
Customer Relationships
TRC	10 years	916	61	855	901
APC	4 years	430	274	156	371
Other Intangibles	various	288	257	31	119
Totals		$11,854	$3,116	$8,738	$9,344

Amortization expense was $0.2 million and $0.1 million for the three months ended July 31, 2016 and 2015, respectively, and was $0.5 million and $0.2 million for the six months ended July 31, 2016 and 2015, respectively.

NOTE 9 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at July 31 and January 31, 2016:

	July 31,	January 31,
	2016	2016
Land and improvements	$863	$863
Buildings and improvements	5,156	5,111
Furniture, machinery and equipment	9,685	8,510
Trucks and other vehicles	3,263	2,906
	18,967	17,390
Less - accumulated depreciation	5,845	5,082
Property, plant and equipment, net	$13,122	$12,308

Depreciation expense amounts were $0.5 million and $0.1 million for the three months ended July 31, 2016 and 2015, respectively, and were approximately $0.9 million and $0.3 million for the six months ended July 31, 2016 and 2015, respectively.

The Company also uses equipment and occupies facilities under non-cancelable operating leases and other rental agreements. Rent incurred on construction projects and included in the costs of revenues was $2.6 million and $3.8 million for the three months ended July 31, 2016 and 2015, respectively, and was $5.7 million and $8.4 million for the six months ended July 31, 2016 and 2015, respectively. Rent expense amounts included in selling, general and administrative expenses for the three and six months ended July 31, 2016 and 2015 were not material.

NOTE 10 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in a Replacement Credit Agreement, effective August 10, 2015 (the “Credit Agreement”). The Credit Agreement, which superseded the Company’s prior arrangements with the Bank, provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at the 30-day LIBOR plus 2.00%. The Company may also use the borrowing ability to cover standby letters of credit issued by the Bank for the Company’s use in the ordinary course of business. There were no actual borrowings outstanding under the Credit Agreement as of July 31 or January 31, 2016. Borrowing availability in the total amount of approximately $4.4 million has been designated to cover several letters of credit issued by the Bank, with expiration dates ranging from September 23, 2016 to January 8, 2017, to cover insurance exposures and in support of the project development activities of a potential power plant owner.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. As of July 31, 2016, the Company was in compliance with the financial covenants of the Credit Agreement.

The commercial bank that supports the activities of TRC has issued two outstanding irrevocable letters of credit on its behalf in the amounts of $0.5 million and $0.4 million with current expiration dates of June 30 and August 31, 2017, respectively, which are secured by a lien on the owned facility of TRC.

NOTE 11 — CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material effect on the Company’s consolidated financial statements other than the one discussed below. The material amounts of any legal fees expected to be incurred in connection with legal matters are accrued when such amounts are estimable.

PPS Engineers Matter

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered. The amount claimed by PPS in this lawsuit approximates $0.7 million. PPS has placed liens on the property of the customers where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Tennessee in the amount of $1.6 million.  On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied.  Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total $2.2 million. The amounts invoiced by PPS were accrued by TRC and the corresponding liability amount was included in accounts payable in the condensed consolidated balance sheet as of July 31, 2016. TRC has not recorded an account receivable for the amounts it believes are owed to it by PPS.

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

Self-Insurance

TRC has elected to retain portions of future losses, if any, through the use of self-insurance for exposures related to workers’ compensation and employee health insurance claims. Liabilities in excess of contractually limited amounts are the responsibility of an insurance carrier. To the extent that the Company is self-insured for these exposures, including claims incurred but not reported, liabilities have been accrued based upon the Company’s best estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near-term. Management believes that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded accruals, will not have a material adverse effect on the Company’s future results of operations, financial position or cash flow. At July 31 and January 31, 2016, the aggregate amounts established to cover self-insured losses were included in the balances of accrued expenses in the condensed consolidated balance sheets.

Warranty Costs

Many of the Company’s construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from six to eighteen months after the completion of construction. Because of the nature of the Company’s projects, including project owner inspections of the work both during construction and prior to substantial completion, we have not experienced material unexpected warranty costs. However, provision for estimated warranty costs, (if any) is made in the period in which such costs become probable and is periodically adjusted to reflect actual experience. Warranty costs are estimated based on the Company’s experience with the type of work and any known risks relative to each completed project. At July 31 and January 31, 2016, the amounts established to cover future warranty costs under completed EPC contracts were included in the balances of accrued expenses in the condensed consolidated balance sheets.

NOTE 12 — STOCK-BASED COMPENSATION

As of July 31, 2016, there were approximately 1.6 million shares of the Company’s common stock reserved for issuance under the Company’s stock option plans, including approximately 0.6 million shares of the Company’s common stock available for future awards under the Stock Plan.

Summaries of activity under the Company’s stock option plans for the six months ended July 31, 2016 and 2015, along with the corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2016	1,064	$26.38	6.36	$6.91
Granted	105	$36.09
Exercised	(195)	$21.59
Outstanding, July 31, 2016	974	$28.39	7.03	$7.51
Exercisable, July 31, 2016	704	$25.55	6.55	$6.85

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2015	876	$22.34	7.08	$6.01
Granted	135	$33.62
Exercised	(59)	$16.82
Forfeited	(6)	$17.33
Outstanding, July 31, 2015	946	$24.33	7.20	$6.53
Exercisable, July 31, 2015	686	$20.85	6.60	$5.71

The changes in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2016 and 2015, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Nonvested, February 1, 2016	300	$8.97
Granted	105	$9.66
Vested	(135)	$8.99
Nonvested, July 31, 2016	270	$9.22

	Shares	Fair Value
Nonvested, February 1, 2015	306	$7.14
Granted	135	$8.99
Vested	(181)	$6.28
Nonvested, July 31, 2015	260	$8.70

Compensation expense amounts related to stock options were $0.6 million and $0.5 million for the three months ended July 31, 2016 and 2015, respectively, and were $1.3 million and $1.1 million for the six months ended July 31, 2016 and 2015, respectively. At July 31, 2016, there was $1.1 million in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next twelve months. The total intrinsic values of the stock options exercised during the six months ended July 31, 2016 and 2015 were $3.9 million and $1.1 million, respectively. At July 31, 2016, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise prices of such options by $17.3 million and $14.5 million, respectively.

The fair value of each stock option granted in the six-month periods ended July 31, 2016 and 2015 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended July 31,
	2016	2015
Dividend yield	1.96%	2.09%
Expected volatility	33.85%	34.80%
Risk-free interest rate	1.36%	1.43%
Expected life (in years)	5.50	5.22

NOTE 13 — INCOME TAXES

The Company’s income tax expense amounts for the six months ended July 31, 2016 and 2015 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 35% to income before income taxes for the periods as shown in the table below.

	Six Months Ended July 31,
	2016	2015
Computed expected income tax expense	$19,721	$13,820
State income taxes, net of federal tax benefit	2,075	2,120
Permanent differences, net	(3,896)	(2,955)
Other, net	1,028	(185)
	$18,928	$12,800

For the six months ended July 31, 2016 and 2015, the favorable income tax effects of permanent differences related primarily to the exclusion from taxable income of the income attributable to noncontrolling interest entities (which are considered partnerships for income tax reporting purposes), the domestic manufacturing deduction, and the recognition of the excess income tax benefits associated with stock options exercised during the current year, all offset partially in the current period by the unfavorable income tax effect of the impairment loss. For the six months ended July 31, 2016, the largest other reconciling item was the unfavorable foreign income tax rate differential.

As of July 31, 2016, the amount in the condensed consolidated balance sheet presented for accrued expenses included accrued income taxes in the amount of $1.8 million. The amount presented in the condensed consolidated balance sheet as of January 31, 2016 for prepaid expenses included income tax overpayments of $3.3 million. As of July 31, 2016, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts. The income tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of July 31 and January 31, 2016 included the following:

	July 31,	January 31,
	2016	2016
Assets:
Net operating loss (“NOL”) carryforwards	$3,103	$3,345
Stock options	2,323	2,354
Purchased intangibles	1,763	1,905
Accrued expenses	2,310	2,144
Other	1,049	328
	10,548	10,076
Liabilities:
Construction contracts	$(3,282)	$(3,681)
Purchased intangibles	(4,421)	(4,375)
Property and equipment and other	(2,410)	(2,244)
	(10,113)	(10,300)
Net deferred tax assets (liabilities)	$435	$(224)

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

NOTE 14 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Reconciliations of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computations of basic and diluted earnings per share for the three and six months ended July 31, 2016 and 2015 are as follows (shares in thousands):

	Three Months Ended July 31,
	2016	2015

Net income attributable to the stockholders of Argan, Inc.	$19,674	$11,307

Weighted average number of shares outstanding - basic	14,939	14,747
Effect of stock options (1)	339	256
Weighted average number of shares outstanding - diluted	15,278	15,003
Net income per share attributable to the stockholders of Argan, Inc.:
Basic	$1.32	$0.77
Diluted	$1.29	$0.75

	Six Months Ended July 31,
	2016	2015

Net income attributable to the stockholders of Argan, Inc.	$31,904	$18,810

Weighted average number of shares outstanding - basic	14,899	14,693
Effect of stock options (1)	332	259
Weighted average number of shares outstanding - diluted	15,231	14,952
Net income per share attributable to the stockholders of Argan, Inc.:
Basic	$2.14	$1.28
Diluted	$2.09	$1.26

(1)   The numbers of antidilutive shares excluded from the diluted earnings per share computations were not material for the three and six month periods ended July 31, 2016 and 2015.

NOTE 15 — CONCENTRATION OF REVENUES

During the three and six months ended July 31, 2016 and 2015, the majority of the Company’s consolidated revenues related to performance by the power industry services segment which provided 88% and 96% of consolidated revenues for the three months ended July 31, 2016 and 2015, respectively, and 86% and 96% of consolidated revenues for the six months ended July 31, 2016 and 2015, respectively.

The Company’s significant customer relationships for the three months ended July 31, 2016 included five customers which accounted for approximately 17%, 17%, 16%, 14% and 13% of consolidated revenues, respectively. The Company’s significant customer relationships for the three months ended July 31, 2015 included two customers which accounted for approximately 46% and 44%, respectively, of consolidated revenues for the period.

The Company’s significant customer relationships for the six months ended July 31, 2016 included five customers which accounted for approximately 17%, 16%, 14%, 13% and 13% of consolidated revenues, respectively. The Company’s significant customer relationships for the six months ended July 31, 2015 included two customers which accounted for approximately 46% and 45%, respectively, of consolidated revenues for the period.

Accounts receivable balances from three major customers as of July 31, 2016 represented 14%, 13% and 10% of the corresponding consolidated balance as of July 31, 2016, and accounts receivable balances from two major customers each represented 27% of the corresponding consolidated balance as of January 31, 2016.

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

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the three and six months ended July 31, 2016 and 2015. The “Other” columns include the Company’s corporate and unallocated expenses. With the acquisition of TRC in December 2015, the Company began operations in a new reportable segment, Industrial Fabrication and Field Services (see Note 3). Accordingly, financial information has been presented for this reportable segment for the three and six months ended July 31, 2016, and there is no information to be presented for this segment in the table below for the comparable prior year periods.

Three Months Ended July 31, 2016	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$143,422	$17,327	$1,746	$—	$162,495
Cost of revenues	100,035	17,117	1,331	—	118,483
Gross profit	43,387	210	415	—	44,012
Impairment loss	1,979	—	—	—	1,979
Selling, general and administrative expenses	4,065	1,487	301	1,681	7,534
Income (loss) from operations	37,343	(1,277)	114	(1,681)	34,499
Other income, net	525	—	—	31	556
Income (loss) before income taxes	$37,868	$(1,277)	$114	$(1,650)	35,055
Income tax expense					11,756
Net income					$23,299

Amortization of intangibles	$104	$96	$—	$—	$200
Depreciation	160	278	43	3	484
Property, plant and equipment additions	788	703	142	2	1,635

Current assets	$303,789	$21,003	$5,379	$93,743	$423,914
Current liabilities	207,634	13,206	687	2,172	223,699
Goodwill	20,548	14,232	—	—	34,780
Total assets	326,789	52,130	5,840	96,335	481,094

Three Months Ended July 31, 2015	Power Services	Telecom Services	Other	Totals
Revenues	$93,471	$3,963	$—	$97,434
Cost of revenues	66,136	2,805	—	68,941
Gross profit	27,335	1,158	—	28,493
Selling, general and administrative expenses	2,849	415	1,584	4,848
Income (loss) from operations	24,486	743	(1,584)	23,645
Other income, net	301	—	(173)	128
Income (loss) before income taxes	$24,787	$743	$(1,757)	23,773
Income tax expense				7,939
Net income				$15,834

Amortization of intangibles	$104	$—	$—	$104
Depreciation	95	42	3	140
Property, plant and equipment additions	1,285	10	2	1,297

Goodwill	$22,887	$—	$—	$22,887
Total assets	310,410	2,910	66,738	380,058

Six Months Ended July 31, 2016	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$251,521	$37,737	$3,585	$—	$292,843
Cost of revenues	183,733	34,105	2,691	—	220,529
Gross profit	67,788	3,632	894	—	72,314
Impairment loss	1,979	—	—	—	1,979
Selling, general and administrative expenses	7,298	3,121	628	3,534	14,581
Income (loss) from operations	58,511	511	266	(3,534)	55,754
Other income, net	538	—	—	55	593
Income (loss) before income taxes	$59,049	$511	$266	$(3,479)	56,347
Income tax expense					18,928
Net income					$37,419

Amortization of intangibles	$251	$270	$—	$—	$521
Depreciation	289	539	84	6	918
Property, plant and equipment additions	840	602	168	2	1,612

Six Months Ended July 31, 2015	Power Services	Telecom Services	Other	Totals
Revenues	$176,355	$6,566	$—	$182,921
Cost of revenues	128,515	4,746	—	133,261
Gross profit	47,840	1,820	—	49,660
Selling, general and administrative expenses	6,432	718	3,237	10,387
Income (loss) from operations	41,408	1,102	(3,237)	39,273
Other income, net	379	—	(167)	212
Income (loss) before income taxes	$41,787	$1,102	$(3,404)	39,485
Income tax expense				12,800
Net income				$26,685

Amortization of purchased intangibles	$164	$—	$—	$164
Depreciation	170	82	6	258
Property, plant and equipment additions	2,410	91	2	2,503

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2016, and the results of their operations for the three and six months ended July 31, 2016 and 2015, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 that was filed with the Securities and Exchange Commission on April 15, 2016.

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

Business Description

Argan, Inc. is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities (see Note 4 to the condensed consolidated financial statements included herein), and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services segment produces, delivers and installs fabricated steel components specializing in pressure vessels, heat exchangers and piping for industrial plants primarily located in the southern United States. TRC also includes a plant services group that handles maintenance turnarounds, shutdowns and emergency mobilizations.  Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

At the holding company level, we intend to make additional acquisitions and/or investments by identifying companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides positive cash flows and value for our stockholders.

Overview

For the three and six months ended July 31, 2016, we report the strongest overall financial performance in our history.

•                  Revenues increased 66.8% to $162.5 million for the three months ended July 31, 2016 as compared to $97.4 million for the corresponding prior year period.  For the six-month period ended July 31, 2016, revenues increased 60.1% to $292.8 million as compared to $182.9 million for the corresponding prior year period.

•                  Our gross profit percentages remained robust at 27.1% and 24.7% for the three and six months ended July 31, 2016, respectively.

•                  Net income attributable to the stockholders of Argan increased 74% to $19.7 million for the three months ended July 31, 2016 as compared to $11.3 million for the comparable prior year period.  For the six-month period ended July 31, 2016, net income attributable to our stockholders increased 70% to $31.9 million as compared to $18.8 million for the comparable prior year period.

•                  EBITDA(1) attributable to the stockholders of Argan increased 66% to $32.1 million for the three months ended July 31, 2016 as compared to $19.4 million for the corresponding prior year period. For the six-month period ended July 31, 2016, EBITDA attributable to the stockholders of Argan increased 64% to $52.3 million as compared to $31.9 million for the six months ended July 31, 2015.

•                  Our tangible net worth(2) increased 24% to $212.5 million as of July 31, 2016 from $171.8 million as of January 31, 2016.

•                  Our liquidity, or working capital(3), increased 23% to $200.2 million as of July 31, 2016 from $162.9 million as of January 31, 2016.

•                  Our contract backlog increased 15% to $1.3 billion as of July 31, 2016 as compared to $1.1 billion as of January 31, 2016.

•                  We achieved substantial completion on the Panda Liberty and Panda Patriot projects in April and June 2016, respectively.

•                  During the six months ended July 31, 2016, we continued to ramp up work on five gas-fired power plant projects which are all expected to be completed during the fiscal year ending January 31, 2019.

(1)             EBITDA is a measure not recognized under generally accepted accounting principles in the United States. We have defined EBITDA as earnings before interest, taxes, depreciation and amortization.

(2)             We define tangible net worth as our total stockholders’ equity less goodwill and intangible assets, net.

(3)             We define working capital as our total current assets less our total current liabilities.

These results could not have been achieved without the operational excellence of our employees.  Their dedication to finish out projects and overcome hurdles was especially reflected in our reaching substantial completion on both Panda power plant projects, which were the most significant drivers of our financial results for the current year periods.  Specifically, during the six months ended July 31, 2016, in addition to reaching substantial completion, we reached a settlement related to the potential payment of scheduled liquidated damages, which are no longer outstanding.  These achievements eliminated a number of significant risks and the related estimated costs associated with them, resulting in increased gross margins. Our overall power industry services business continues to represent the largest part of our Company, providing 86% of consolidated revenues for the six months ended July 31, 2016.

Despite our record performance for the current periods, we have encountered certain challenges at our two newly acquired companies, APC and TRC. As discussed below, considering the current adverse financial effects of the suspension of work by APC’s largest current customer and the expectation of near term challenges and based on our valuation analyses, we recorded an estimated impairment loss related to the goodwill of APC in the amount of $2.0 million during the three months ended July 31, 2016, or 49% of the goodwill balance established last year at the time of the acquisition. This interim test will not replace the more extensive impairment testing that we intend to perform as of November 1st (our regular annual goodwill impairment testing date), which includes the preparation of a valuation report by an independent 3rd party business valuation firm.

After a positive first quarter for TRC, due in part to approved change orders and revisions of estimates to complete certain of its legacy loss contracts (which existed prior to our acquisition in December 2015), TRC followed up with a $1.5 million pre-tax loss for the three months ended July 31, 2016. The loss resulted primarily from reduced gross margins and a reduction in total revenues. For the six months ended July 31, 2016, TRC earned $0.1 million in pre-tax income and has shifted its focus from the legacy loss contracts and company restructuring to enhancing existing business and generating sustainable growth.

Panda Power Plant Projects

Since 2013, we have performed engineering, procurement and construction (“EPC”) services for two natural gas-fired power plants, known as Panda Liberty and Panda Patriot.  The EPC contracts were assigned to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large, heavy civil contracting firm. We have no significant commitments under these arrangements beyond those related to the completion of the EPC contracts including the provision of services in order to fulfill our warranty obligations. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. We are performing most of the activities of these two EPC contracts.

For the six months ended July 31, 2016 and 2015, we recognized revenues associated with EPC contract services provided to Panda Liberty and Panda Patriot that combined represented approximately 26% and 91% of consolidated revenues, respectively. We achieved substantial completion on these projects in April and June 2016, respectively.  These two projects are scheduled for final completion in calendar year 2016 and any remaining close out activity and resulting revenues should be limited for the remainder of the current fiscal year.

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

Contract Backlog

Contract backlog represents the total accumulated value of projects awarded less the amounts of revenues recognized to date on those contracts at a specific point in time. We believe contract backlog is an indicator of future revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and our expected future revenues. At July 31, 2016, our total contract backlog was approximately $1.3 billion. Our total contract backlog as of January 31, 2016 was approximately $1.1 billion.

The following table summarizes our large EPC power plant projects:

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

Acquisition of The Roberts Company

On December 4, 2015, we acquired The Roberts Company (“TRC”), which was founded in 1977 and is headquartered near Greenville, North Carolina.  TRC is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States.  We paid $0.5 million to acquire the member interests of TRC, and assumed approximately $16 million in debt obligations, which we paid off on the acquisition date.  TRC continues to operate under its own name with its own management team. Historically, TRC has been primarily a profitable company that incurred a net loss in 2015 up to the date of its acquisition by us, primarily due to it taking on large contracts that resulted in significant losses.  With the reengagement and leadership of TRC’s founder, John Roberts, our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it is positioned to succeed in the future with a return to profitable operations. However, there can be no assurances that TRC will succeed in the future or will resume sustained profitability. Since the acquisition, we advanced an additional $22.5 million in cash to TRC in order to fund the completion of the work on the loss contracts, to enhance working capital and for other general corporate purposes. However, no advances were required during the quarter ended July 31, 2016. Currently, TRC operates as its own reportable business segment, Industrial Fabrication and Field Services.

Our condensed consolidated statements of earnings for the three and six months ended July 31, 2016 include the operating results of TRC, and the balance sheet amounts of TRC are included in our condensed consolidated balance sheets as of July 31 and January 31, 2016.

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

In July 2016, work was suspended on APC’s largest project, which reflected over 90% of its backlog.  Additionally, APC’s primary market is in the United Kingdom, which voted to leave the European Union on June 23, 2016 (“Brexit”).  The resulting sterling pound drop, financial market uncertainty and recessionary pressures will likely impact the availability of financing for future power plant developments.  APC’s second largest market is the Middle East, which has experienced decreased project activity due to capital constraints, resulting from decreased oil revenues.  APC reported a second quarter loss and will likely incur losses for the remainder of the fiscal year.  Given the events above, we conducted interim analyses in order to determine whether an impairment loss had occurred related to the goodwill. Using income and market approaches, the assessment analyses indicated that the carrying value of the business exceeded its fair value as of July 31, 2016. As a result, APC recorded an estimated impairment loss related to goodwill of approximately $2.0 million that has been included in the condensed consolidated statements of earnings for the three and six months ended July 31, 2016. No impairment was recorded in the comparable prior year periods. Our annual review of goodwill carrying values for impairment will include a full business valuation of APC and corresponding impairment analyses as of November 1, 2016.

Our condensed consolidated statements of earnings for the three and six months ended July 31, 2016 and 2015, include the operating results of APC since its acquisition on May 29, 2016, and the balance sheet amounts of APC are included in our condensed consolidated balance sheets as of July 31 and January 31, 2016.

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

For calendar year 2015, electricity generated in the United States by natural gas-fired power plants comprised 32.7% of total generation, which reflected an 18.5% annual increase in the number of megawatt hours provided by these plants as the amount of natural gas used for power generation during 2015 reached an all-time high. The number of megawatt hours provided by coal-fired plants declined by 14.3% in 2015 compared to the amount provided in 2014. For the third and fourth quarters of calendar 2015, the shares of total electrical power generated by natural gas-fired plants actually exceeded the shares provided by coal-fired power plants, the first two times that this has occurred. For 2016, the shares of total electricity generation provided by gas-fired power plants and coal-fired power plants are expected to be approximately 33.4% and 32.0%, respectively, meaning that natural gas will overtake coal as the leading source of power generation in the United States. According to data released recently by the U.S. Energy Information Administration, natural gas was the source of 33.5% of the electrical power generated in the United States in the first half of 2016; coal was 28.1%. For the comparable period one year ago, 30.5% of the nation’s power was produced with natural gas.

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

Current projections of future power generation assume the sustained increase in domestic natural gas production, which should lead to stable natural gas prices continuing into the future. The availability of competitively priced natural gas, the significant increases in the efficiency of combined cycle power plants, the existence of certain programs encouraging renewable fuel use, and the implementation of a series of environmental rules, primarily directed toward the reductions of air pollution and the emissions of greenhouse gases should further reduce future coal use and continue to increase the shares of the power generation mix represented by gas-fired power plants, wind farms, solar fields and other renewable energy sources.

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

Nevertheless, as we have stated in the past, we believe that the future prospects for natural gas-fired power plant construction are favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to a boom in natural gas supply. The abundant availability of cheap, less carbon-intense, natural gas should continue to be a significant factor in the economic assessment of future power plants. Currently effective emission standards have also become a significant obstacle for any plan to build a new coal-fired power plant. Despite the recent success in the Supreme Court, the coal industry fears that the pending regulations limiting carbon emissions may jeopardize the continuing operation of existing coal-fired power plants.

As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Increasing demands for electricity, the ample supply of natural gas, and the expected retirement of old coal, nuclear and oil-powered energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. Currently, the business environment in our sector has improved substantially due to a combination of an overall improved economy and the forward momentum of increasing the amount of electrical power generated in the United States from energy resources other than coal. In summary, the development of renewable and natural gas-fired power generation facilities should continue to provide construction opportunities for us.

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

We believe that our expectations are reasonable and that our future plans continue to be based on reasonable assumptions.  Our performance on current projects, including the five latest EPC projects awarded to us, should provide a stable base of business activity for the next few fiscal years. We are looking forward to ramping up activities on the new projects and to being able to take advantage of new opportunities that should continue to emerge in the improved domestic business environment.

Comparison of the Results of Operations for the Three Months Ended July 31, 2016 and 2015

We reported net income attributable to our stockholders of $19.7 million, or $1.29 per diluted share, for the three months ended July 31, 2016. For the three months ended July 31, 2015, we reported a comparable net income amount of $11.3 million, or $0.75 per diluted share. The following schedule compares our operating results for the three months ended July 31, 2016 and 2015 (dollars in thousands).

	Three Months Ended July 31,
	2016	2015	$ Change	% Change
REVENUES
Power industry services	$143,422	$93,471	$49,951	53.4%
Industrial fabrication and field services	17,327	—	17,327	NM
Telecommunications infrastructure services	1,746	3,963	(2,217)	(55.9)
Revenues	162,495	97,434	65,061	66.8
COST OF REVENUES
Power industry services	100,035	66,136	33,899	51.3
Industrial fabrication and field services	17,117	—	17,117	NM
Telecommunications infrastructure services	1,331	2,805	(1,474)	(52.5)
Cost of revenues	118,483	68,941	49,542	71.9
GROSS PROFIT	44,012	28,493	15,519	54.5
Impairment loss	1,979	—	1,979	NM
Selling, general and administrative expenses	7,534	4,848	2,686	55.4
INCOME FROM OPERATIONS	34,499	23,645	10,854	45.9
Other income, net	556	128	428	334.4
INCOME BEFORE INCOME TAXES	35,055	23,773	11,282	47.5
Income tax expense	11,756	7,939	3,817	48.1
NET INCOME	23,299	15,834	7,465	47.1
Net income attributable to noncontrolling interests	3,625	4,527	(902)	(19.9)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$19,674	$11,307	$8,367	74.0%

NM = Not Meaningful

Revenues

Power Industry Services

The revenues of the power industry services business increased by $49.9 million to $143.4 million for the three months ended July 31, 2016 compared with revenues of $93.5 million for the three months ended July 31, 2015. The revenues of this business represented approximately 88% of consolidated revenues for the current quarter, and approximately 96% of consolidated revenues for the prior year quarter. The current quarter increase in revenues for the power industry services segment reflected the activities of the five new EPC contracts, which represented approximately 60% of consolidated revenues for the current quarter, and the end of project construction activity for the Panda Liberty and Panda Patriot EPC contracts which represented 26% of consolidated revenues for the current quarter. Last year, the combined revenues associated with these two gas-fired power plant projects represented approximately 90% of consolidated revenues for the second quarter. We reached substantial completion on these two projects in April and June 2016, respectively, and any remaining close out activity and resulting revenues should be limited for the rest of the fiscal year.

Industrial Fabrication and Field Services

The revenues for this segment reflect the second full quarter of activity as we acquired TRC on December 4, 2015. TRC’s major customers include some of North America’s largest forest products companies, such as Weyerhaeuser, Resolute, Domtar and Georgia Pacific, mining companies and large crop nutrient processors. During the quarter ended July 31, 2016, TRC primarily completed its contracts that caused the large pre-acquisition losses and intends to focus on growing contract backlog with the addition of new, profitable projects.

Telecommunications Infrastructure Services

The revenues of this reportable business segment decreased by approximately 56% for the current quarter compared with the corresponding period last year. In the prior year quarter, revenues earned in connection with underground cabling work performed at multiple commuter train stations of the Maryland Transit Administration (“MTA”) and completed last year represented approximately 39% of SMC’s revenues, for which there was no comparable project in the current quarter.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the three months ended July 31, 2016 compared with last year’s second quarter, the corresponding consolidated cost of revenues also increased. These costs were $118.5 million and $68.9 million for the three months ended July 31, 2016 and 2015, respectively, with the increase associated primarily with new EPC contracts and the addition of the costs of revenues for APC and TRC. Our overall gross profit percentage of 27.1% of consolidated revenues was lower in the current quarter compared to a percentage of 29.2% for the second quarter last year due to the new business of GPS and the addition of APC and TRC. However, for both the three months ended July 31, 2016 and 2015, gross profits were elevated when compared to other recent quarters due to adjustments that resulted in reduced estimated costs to complete the two power plants for Panda.  Specifically, in the current quarter, we negotiated a settlement with the project owner related to the outstanding claims and we reached substantial completion on both projects (April 30 and June 14, 2016).  These achievements eliminated a number of significant risks and the related estimated costs associated with them, resulting in increased gross margins.

Impairment Loss

In July 2016, work was suspended on APC’s largest project, which represented over 90% of APC’s contract backlog.  Additionally, APC’s primary market is in the United Kingdom, which voted to leave the European Union on June 23, 2016 (“Brexit”).  The resulting sterling pound drop, financial market uncertainty and recessionary pressures will likely impact the availability of financing for future power plant developments. APC’s second largest market is the Middle East, which has experienced decreased project activity due to capital constraints, resulting from decreased oil revenues.  APC’s operating results for the three months ended July 31, 2016 included the unfavorable net effect of adjustments related to the suspended project which reduced APC’s gross profit by $0.8 million. APC will likely incur losses for the remainder of the fiscal year. Given the events above, we conducted interim analyses in order to determine whether an impairment loss had occurred related to the goodwill of APC. Using the income and market approaches, the assessment analyses indicated that the carrying value of the business exceeded its fair value as of July 31, 2016. As a result, APC recorded an estimated impairment loss related to goodwill of approximately $2.0 million that has been included in the condensed consolidated statement of earnings for the three months ended July 31, 2016. No impairment loss occurred in the prior year quarter.

Selling, General and Administrative Expenses

These costs were $7.5 million and $4.8 million for the three months ended July 31, 2016 and 2015, respectively, representing approximately 4.6% and 5.0% of consolidated revenues for the corresponding periods, respectively. The increase of $2.7 million reflected the addition of costs for APC and TRC which were $2.2 million combined for the current quarter, compared to $0.6 million for APC in the prior year quarter. The remaining net increase of $1.1 million between quarters was due primarily to additional human capital costs incurred in the current quarter related to the increased project work.

Income Tax Expense

For the quarter ended July 31, 2016, we recorded income tax expense of $11.8 million reflecting an estimated annual effective income tax rate of approximately 34.3%. This rate differs from the expected federal income tax rate of 35.0% due primarily to the favorable effect of permanent differences including the domestic production activities deduction and the exclusion of income attributable to our joint venture partner from our taxable income, partially offset by the unfavorable income tax effect of the impairment loss. As the joint ventures are treated as partnerships for income tax reporting purposes, we report only our share of the taxable income of the entities. In addition, the excess income tax benefit associated with stock options exercised during the current quarter reduced income tax expense by $1.0 million for the three months ended July 31, 2016. The net effect of these items was offset almost completely by the unfavorable effect of state income taxes.

For the three months ended July 31, 2015, we recorded income tax expense of $7.9 million reflecting an annual effective income tax rate estimated to be approximately 32.3% at the time. This rate differed from the expected federal income tax rate of 35.0% due primarily to the favorable permanent effect of excluding the income attributable to our joint venture partner from our taxable income. Our effective tax rate also reflected the permanent benefit of the domestic production activities deduction. These factors were partially offset by the unfavorable effect of state income taxes. Our actual annual effective income tax rate for the year ended January 31, 2016 was 33.5%.

Net Income Attributable to Noncontrolling Interests

As discussed in Note 4 to the accompanying condensed consolidated financial statements, we entered into construction joint ventures related to two power plant projects. Because we have financial control, the joint ventures are included in our condensed consolidated financial statements.  Our joint venture partner’s share of the earnings is reflected in the line item “net income attributable to noncontrolling interests” of the statements of earnings for the three months ended July 31, 2016 and 2015. For the quarters, these amounts were $3.6 million and $4.5 million, respectively. The reduction between quarters primarily reflects the reduction in project activity during the current quarter as both of these projects have achieved substantial completion. There are no joint ventures related to the five new EPC contracts of GPS.

Comparison of the Results of Operations for the Six Months Ended July 31, 2016 and 2015

We reported net income attributable to our stockholders of $31.9 million, or $2.09 per diluted share, and $18.8 million, or $1.26 per diluted share, for the six months ended July 31, 2016 and 2015, respectively. The following schedule compares our operating results for the periods (dollars in thousands).

	Six Months Ended July 31,
	2016	2015	$ Change	% Change
REVENUES
Power industry services	$251,521	$176,355	$75,166	42.6%
Industrial fabrication and field services	37,737	—	37,737	NM
Telecommunications infrastructure services	3,585	6,566	(2,981)	(45.4)
Revenues	292,843	182,921	109,922	60.1
COST OF REVENUES
Power industry services	183,733	128,515	55,218	43.0
Industrial fabrication and field services	34,105	—	34,105	NM
Telecommunications infrastructure services	2,691	4,746	(2,055)	(43.3)
Cost of revenues	220,529	133,261	87,268	65.5
GROSS PROFIT	72,314	49,660	22,654	45.6
Impairment loss	1,979	—	1,979	NM
Selling, general and administrative expenses	14,581	10,387	4,194	40.4
INCOME FROM OPERATIONS	55,754	39,273	16,481	42.0
Other income, net	593	212	381	179.7
INCOME BEFORE INCOME TAXES	56,347	39,485	16,862	42.7
Income tax expense	18,928	12,800	6,128	47.9
NET INCOME	37,419	26,685	10,734	40.2
Net income attributable to noncontrolling interests	5,515	7,875	(2,360)	(30.0)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$31,904	$18,810	$13,094	69.6%

NM = Not Meaningful

Revenues

Power Industry Services

The revenues of the power industry services business increased by $75.1 million to $251.5 million for the six months ended July 31, 2016 compared with revenues of $176.4 million for the six months ended July 31, 2015. The revenues of this business represented approximately 86% of consolidated revenues for the current six-month period, and approximately 96% of consolidated revenues for the corresponding prior year period. The increase in revenues for the power industry services segment reflected the activities of the five new EPC contracts, which represented approximately 57% of consolidated revenues for the six months ended July 31, 2016, and the end of project construction activity of the Panda power plant projects which represented 26% of consolidated revenues for the current six-month period. Last year, the combined revenues associated with these two Panda power plant projects represented approximately 91% of consolidated revenues for the six months ended July 31, 2015. We have experienced a significant decrease in revenue concentration for the six months ended July 31, 2016, where no single project represents more than 17.4% of our consolidated revenues.  Additionally, we reached substantial completion on the two Panda projects in April and June 2016, respectively, and any remaining close-out activity and resulting revenues should be limited for the remainder of the current fiscal year.

Industrial Fabrication and Field Services

The revenues for this reportable business segment reflect six months of activity in the current year as we acquired TRC on December 4, 2015. TRC’s major customers include some of North America’s largest forest products companies, such as Weyerhaeuser, Resolute, Domtar and Georgia Pacific, mining companies and large crop nutrient processors. During the six months ended July 31, 2016, TRC primarily completed its contracts that caused the large pre-acquisition losses and intends to focus on growing contract backlog with the addition of new, profitable projects.

Telecommunications Infrastructure Services

The revenues of this reportable business segment decreased by approximately 45% for the six months ended July 31, 2016 compared with the corresponding period last year. In the prior year period, revenues earned in connection with underground cabling work performed at multiple commuter train stations of the MTA and completed last year represented approximately 37% of SMC’s revenues. There was no corresponding project for the six months ended July 31, 2016.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the six months ended July 31, 2016 compared with last year’s period, the corresponding consolidated cost of revenues also increased. These costs were $220.5 million and $133.3 million for the six months ended July 31, 2016 and 2015, respectively, with the increase associated primarily with new EPC contracts and the addition of the costs of revenues for APC and TRC. Our overall gross profit percentage of 24.7% of consolidated revenues was lower in the six months ended July 31, 2016 compared to a percentage of 27.1% for the comparable prior year period due to the new business of GPS and the addition of APC and TRC. However, for both the six months ended July 31, 2016 and 2015, gross profits are elevated when compared to other recent periods due to adjustments that resulted in reduced estimated costs to complete the two Panda power plant projects. Specifically, in the current period, we negotiated a settlement with the project owner related to the outstanding claims and we reached substantial completion on both Panda projects.  These achievements eliminated a number of significant risks and the related estimated costs associated with them, resulting in increased gross margins.

Impairment Loss

As discussed above, APC reported a second quarter net loss, reflecting reductions to gross profit and the estimated impairment loss related to goodwill in the amount of $2.0 million. It will likely incur losses for the remainder of the year.

Selling, General and Administrative Expenses

These costs were $14.6 million and $10.4 million for the six months ended July 31, 2016 and 2015, respectively, representing approximately 5.0% and 5.7% of consolidated revenues for the corresponding periods, respectively. The increase of $4.2 million reflected the addition of the selling, general and administrative costs for APC and TRC which were $4.5 million combined for the six months ended July 31, 2016, compared to $0.6 million for APC in the prior year period.

Income Tax Expense

For the six months ended July 31, 2016, we recorded income tax expense of $18.9 million reflecting an estimated annual effective income tax rate of approximately 34.3%. This rate differs slightly from the expected federal income tax rate of 35.0% due primarily to the favorable effect of permanent differences including the domestic production activities deduction and the exclusion of income attributable to our joint venture partner from our taxable income, partially offset in the current period by the unfavorable income tax effect of the impairment loss. In addition, the excess income tax benefit associated with stock options exercised during the current year reduced income tax expense by $1.1 million for the six months ended July 31, 2016. These favorable effects were offset almost completely by the unfavorable effect of state income taxes.

For the six months ended July 31, 2015, we recorded income tax expense of $12.8 million reflecting an annual effective income tax rate estimated to be approximately 32.3% at the time. This rate differed from the expected federal income tax rate of 35% due primarily to the favorable permanent effect of excluding the income attributable to our joint venture partner (which was more significant last year) from our taxable income. Our effective tax rate also reflected the permanent benefit of the domestic production activities deduction. These factors were partially offset by the unfavorable effect of state income taxes. Our actual annual effective income tax rate for the year ended January 31, 2016 was 33.5%.

Net Income Attributable to Noncontrolling Interests

As discussed in Note 4, we entered separate construction joint ventures related to the two Panda power plant projects. Because we have financial control, the joint ventures are included in our condensed consolidated financial statements.  Our joint venture partner’s share of the earnings is reflected in the line item “net income attributable to noncontrolling interests” of the accompanying statements of earnings for the six months ended July 31, 2016 and 2015 in the amounts of $5.5 million and $7.9 million, respectively.  The reduction primarily reflects decreased end of project activity on the two Panda power projects in the six months ended July 31, 2016 as compared to greater activity in the prior year period.  There are no joint ventures related to the five other new EPC contracts.

Liquidity and Capital Resources as of July 31, 2016

During the six months ended July 31, 2016, our combined balance of cash and cash equivalents increased by $1.9 million to $162.8 million as of July 31, 2016 from a balance of $160.9 million as of January 31, 2016. During this same period, our working capital increased by $37.3 million to $200.2 million as of July 31, 2016 from $162.9 million as of January 31, 2016.

Net income for the six months ended July 31, 2016, including the favorable adjustments related to noncash expense items, provided cash in the total amount of $41.9 million. In addition, we experienced a net decrease of $31.5 million in accounts receivable during the period primarily due to the receipt of retainages on the Panda Liberty and Panda Patriot power plant projects as we achieved substantial completion during the period.  We had a net increase of $16.3 million in the amount of billings on current projects that temporarily exceeds the corresponding amounts of costs and estimated earnings, which primarily reflected the early-stage activities of GPS on its new EPC contracts. Our net accounts payable and accrued expenses were also impacted with increased early-stage activities related to several of our subcontractors and suppliers, increasing this balance by $24.0 million during the six months ended July 31, 2016.  Primarily due to these factors, the net amount of cash provided by operating activities for the six-month period ended July 31, 2016 was $112.7 million. The exercise of stock options during the current period provided us with cash proceeds in the amount of $4.2 million.

Our primary use of this cash during the current period was the net purchase of short-term investments (bank CDs) in the amount of $106.0 million.  Additionally, we used cash as our consolidated joint ventures made distributions to our joint venture partner in the total amount of $7.5 million.  The amount of cash remaining in the joint ventures as of July 31, 2016 was $38.4 million, which will be used to cover future remaining costs on the Panda Liberty and Panda Patriot projects as they finish up activities under their respective EPC contracts, with any remaining cash ultimately getting distributed to the joint venture partners. We also used cash during the current period in the amount of $1.6 million for capital expenditures by the operating subsidiaries.

During the six months ended July 31, 2015, we made net short-term investments totaling $117.0 million. These purchases contributed significantly to the decrease of $151.6 million in cash and cash equivalents during the six-month period ended July 31, 2015 to a balance of $182.1 million as of July 31, 2015. The balance of cash and cash equivalents was $333.7 million as of January 31, 2015. In addition, the amounts of billings on current projects that temporarily exceed the corresponding amounts of costs and estimate earnings decreased during last year’s first six months as work progressed representing a use of cash in the amount of $46.0 million. Progress on active contracts and the payment of cash bonuses accrued at January 31, 2015 contributed primarily to the decline in the balance of accounts payable and accrued liabilities during the six months ended July 31, 2015, which represented a net use of cash in the amount of $4.2 million.

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

Last year, we renegotiated our financing arrangements with Bank of America (the “Bank”); the replacement agreement was completed in August 2015. It provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. We may also use the borrowing ability to cover standby letters of credit issued by the Bank for us in the ordinary course of business. There were no actual borrowings outstanding under Bank financing arrangements as of July 31, 2016 or January 31, 2016. Borrowing availability in the total amount of approximately $4.4 million has been designated to cover several letters of credit issued by the Bank, with expiration dates ranging from September 23, 2016 to January 8, 2017, in order to cover insurance exposures and to support the project development activities of a potential power plant owner, leaving approximately $5.6 million available for use currently.

The Company has pledged the majority of its assets to secure the financing arrangements. However, the Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. We were in compliance with theses financial covenants as of July 31, 2016. Management believes that the Company will continue to comply with its financial covenants under the replacement financing arrangements.

If the Company’s performance results in our noncompliance with any of the financial covenants, we would most likely seek to modify the financing arrangements, but there can be no assurance that the Bank would not exercise its rights and remedies under the financing arrangements including accelerating the payment of all then outstanding senior debt due and payable.

In addition, the commercial bank that has supported the activities of TRC issued two outstanding irrevocable letters of credit on its behalf in the amounts of $0.5 million and $0.4 million with current expiration dates of June 30, 2017 and August 31, 2017, respectively, which are secured by a lien on the owned facility of TRC.

At July 31, 2016, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. The Company does maintain certain Euro-based bank accounts in the Republic of Ireland in support of the operations of APC.

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

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

The following tables present the determinations of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the three and six months ended July 31, 2016 and 2015, respectively (amounts in thousands).

	Three Month Ended July 31,
	2016	2015
Net income, as reported	$23,299	$15,834
Interest expense	—	74
Income tax expense	11,756	7,939
Depreciation	484	139
Amortization of purchased intangible assets	200	104
EBITDA	35,739	24,090
Noncontrolling interests -
Net income	3,625	4,527
Interest expense	—	107
Income tax expense	—	86
EBITDA of noncontrolling interests	3,625	4,720
EBITDA attributable to the stockholders of Argan, Inc.	$32,114	$19,370

	Six Month Ended July 31,
	2016	2015
Net income, as reported	$37,419	$26,685
Interest expense	—	118
Income tax expense	18,928	12,800
Depreciation	918	258
Amortization of purchased intangible assets	521	164
EBITDA	57,786	40,025
Noncontrolling interests -
Net income	5,515	7,875
Interest expense	—	219
Income tax benefit	—	44
EBITDA of noncontrolling interests	5,515	8,138
EBITDA attributable to the stockholders of Argan, Inc.	$52,271	$31,887

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

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by or used in operating activities that are presented in our condensed consolidated statements of cash flows for the six months ended July 31, 2016 and 2015 (amounts in thousands).

	Six Months Ended July 31,
	2016	2015
EBITDA	$57,786	$40,025
Current income tax expense	(18,939)	(12,615)
Impairment loss	1,979	—
Stock option compensation expense	1,270	1,057
Other noncash items	(202)	(264)
Interest expense	—	(118)
Decrease (increase) in accounts receivable	31,484	(5,774)
Changes related to the timing of scheduled billings	16,293	(46,032)
Increase in prepaid expenses and other assets	(993)	(1,133)
Increase (decrease) in accounts payable and accrued expenses	24,029	(4,232)
Net cash provided by (used in) operating activities	$112,707	$(29,086)

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the accounting for business combinations, the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting and the financial reporting associated with any significant legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special interest entities including joint ventures and variable interest entities. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity and disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended January 31, 2016. During the six-month period ended July 31, 2016, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

Note 2 to the accompanying condensed consolidated financial statements presents descriptions of accounting pronouncements issued by the Financial Accounting Standards Board (the “FASB”) that are not yet effective and that may be relevant to our future financial reporting. Most importantly, these include Accounting Standards Update 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, which was issued in May 28, 2014, and Accounting Standards Update 2016-02 (“ASU 2016-02”), Leases, which was issued in February 2016. ASU 2014-09 represents an effort to create a new, principle-based revenue recognition framework. ASU 2016-02 will require the recognition of all operating leases with terms greater than one year on the balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of July 31, 2016, we had no outstanding borrowings under our replacement financing arrangements with Bank of America (see Note 10 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. As of July 31, 2016, our balance of short-term investments, which consisted entirely of certificates of deposit, was $220.0 million (excluding accrued interest) with a weighted average initial maturity term of 165 days. This exposes us to a certain amount of risk should interest rates suddenly rise. However, we believe that this risk is minimal, and mitigated somewhat by the manner in which we have scheduled the future maturity dates. As of July 31, 2016, the weighted average interest rate on our short-term investments of $220.0 million was 0.81%.

The accompanying condensed consolidated financial statements are presented in US Dollars. The financial results reported by APC and included in our consolidated financial statements are affected by foreign currency volatility. The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive income (loss) which is net of tax, where applicable. When the US Dollar appreciates against the Euro, the reported assets, liabilities, revenues, costs and earnings of APC, after translation into US Dollars, are lower than what they would have been had the US Dollar depreciated against the Euro or if there had been no change in the exchange rates. During the six-month period ended July 31, 2016, the US Dollar depreciated against the Euro. The resulting other comprehensive net income for the period was approximately $0.1 million. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation, and we do not utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. Net foreign currency transaction gains and losses were included in the other income, net, section of the Company’s condensed consolidated statement of earnings for the six months ended July 31, 2016; such amount was a net loss of $0.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of July 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended July 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Included in Note 11 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the six-month period ended July 31, 2016. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

ARGAN, INC.

September 7, 2016	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

September 7, 2016	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer
and Secretary