Form 10-Q
period 2016-10-31
ARGAN INC
filed 2016-12-06
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2016

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

Common stock, $0.15 par value: 15,306,069 shares as of December 5, 2016.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

OCTOBER 31, 2016

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2016	2015	2016	2015
REVENUES
Power industry services	$151,094	$111,592	$402,615	$287,947
Industrial fabrication and field services	21,550	—	59,287	—
Telecommunications infrastructure services	2,800	2,375	6,385	8,941
Revenues	175,444	113,967	468,287	296,888
COST OF REVENUES
Power industry services	118,407	86,103	302,140	214,618
Industrial fabrication and field services	18,386	—	52,491	—
Telecommunications infrastructure services	2,073	1,602	4,764	6,348
Cost of revenues	138,866	87,705	359,395	220,966
GROSS PROFIT	36,578	26,262	108,892	75,922
Impairment loss	—	—	1,979	—
Selling, general and administrative expenses	9,848	5,590	24,429	15,977
INCOME FROM OPERATIONS	26,730	20,672	82,484	59,945
Other income, net	690	732	1,283	944
INCOME BEFORE INCOME TAXES	27,420	21,404	83,767	60,889
Income tax expense	8,194	7,045	27,122	19,845
NET INCOME	19,226	14,359	56,645	41,044
Net income attributable to noncontrolling interests	1,153	3,552	6,668	11,427
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	18,073	10,807	49,977	29,617

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax	(326)	(404)	(192)	(410)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$17,747	$10,403	$49,785	$29,207

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$1.19	$0.73	$3.34	$2.01
Diluted	$1.16	$0.72	$3.23	$1.97

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,137	14,810	14,974	14,732
Diluted	15,601	15,066	15,490	15,004

CASH DIVIDENDS PER SHARE (Note 14)	$1.00	$0.70	$1.00	$0.70

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	October 31, 2016	January 31, 2016
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$170,775	$160,909
Short-term investments	275,545	114,098
Accounts receivable, net	42,886	64,185
Costs and estimated earnings in excess of billings	4,642	4,078
Prepaid expenses and other current assets	6,122	7,342
TOTAL CURRENT ASSETS	499,970	350,612
Property, plant and equipment, net	13,435	12,308
Goodwill	34,913	37,405
Intangible assets, net	8,506	9,344
Deferred income taxes	1,980	—
Other assets	39	122
TOTAL ASSETS	$558,843	$409,791

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$91,487	$46,395
Accrued expenses	38,061	35,454
Billings in excess of costs and estimated earnings	160,985	105,863
TOTAL CURRENT LIABILITIES	290,533	187,712
Deferred income taxes	—	224
TOTAL LIABILITIES	290,533	187,936

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000 shares authorized; 15,283 and 14,840 shares issued at October 31 and January 31, 2016, respectively; 15,280 and 14,836 shares outstanding at October 31 and January 31, 2016, respectively	2,292	2,226
Additional paid-in capital	129,970	117,274
Retained earnings	134,298	99,581
Accumulated other comprehensive losses	(757)	(565)
TOTAL STOCKHOLDERS’ EQUITY	265,803	218,516
Noncontrolling interests	2,507	3,339
TOTAL EQUITY	268,310	221,855
TOTAL LIABILITIES AND EQUITY	$558,843	$409,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$56,645	$41,044
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Impairment loss	1,979	—
Stock option compensation expense	1,774	1,708
Depreciation	1,444	444
Amortization of purchased intangibles	752	283
Deferred income tax (benefit) expense	(1,693)	988
Gain on the deconsolidation of a variable interest entity	—	(349)
Other	(119)	—
Changes in operating assets and liabilities
Accounts receivable	21,304	(8,072)
Prepaid expenses and other assets	(1,432)	(1,525)
Accounts payable and accrued expenses	50,099	(4,702)
Billings in excess of costs and estimated earnings, net	54,558	(76,207)
Net cash provided by (used in) operating activities	185,311	(46,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(375,000)	(168,000)
Maturities of short-term investments	214,000	64,000
Purchases of property, plant and equipment, net	(2,481)	(2,671)
Purchase of APC, net of cash acquired	—	(4,210)
Increase in notes receivable	—	(931)
Net cash used in investing activities	(163,481)	(111,812)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(15,260)	—
Distributions to joint venture partners	(7,500)	—
Proceeds from the exercise of stock options	10,988	1,670
Excess income tax benefit on exercised stock options (Note 2)	—	88
Net cash (used in) provided by financing activities	(11,772)	1,758

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(192)	(411)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,866	(156,853)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	160,909	333,691
CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,775	$176,838

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$26,364	$20,734
Common stock issued in connection with the acquisition of APC (noncash transaction, see Note 3)	$—	$3,536
Cash dividends declared in September 2015, paid in November 2015 (noncash transaction, see Note 14)	$—	$10,378

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2016

(Tabular amounts in thousands, except per share data)

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The condensed consolidated financial statements include the accounts of Argan, Inc. (“Argan”), its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which Argan or one of its wholly-owned subsidiaries is deemed to be the primary beneficiary. Argan conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 83% and 94% of consolidated revenues for the nine months ended October 31, 2016 and 2015, respectively; The Roberts Company (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter cumulatively referred to as the “Company.”

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

The condensed consolidated balance sheet as of October 31, 2016, the condensed consolidated statements of earnings for the three and nine months ended October 31, 2016 and 2015, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2016 and 2015 are unaudited. The condensed consolidated balance sheet as of January 31, 2016 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2016, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Unapproved change orders, which represent contract variations for which the Company has project owner directive for additional work or approval for scope changes but not for the price associated with the corresponding change, are reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. The total amount of unapproved change orders included in the total contract value amounts used to determine revenues as of October 31, 2016 was $3.3 million. Disputed change orders that are unapproved in regard to both scope and price are considered claims. The Company recognizes revenues related to a claim only when an agreement on the amount has been reached with the project owner.

The Company’s long-term contracts typically have schedule dates and other performance obligations that if not achieved could subject the Company to liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by achievement of a specified level of output or efficiency. Each contract defines the conditions under which a project owner may make a claim for liquidated damages. However, in some instances, liquidated damages are not asserted by a project owner, but may be considered during the negotiation or settlement of claims and the close-out of a contract. In June 2016, the Company negotiated the general close-out of a contract including the $12.9 million in potential liquidated damages related to it. In general, the Company considers potential liquidated damages, the costs of other related items and potential mitigating factors in determining the adequacy of its estimates of completed contract costs.

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

The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements including which of the alternative application approaches available under the standard will be utilized for its adoption. Entities are permitted to apply the new standard either retrospectively, subject to certain practical expedients, or through an alternative transition method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. To date, the Company has examined a contract that it believes is representative of the contracts that will be in place at the date of adoption and has come to preliminary conclusions on the impact of ASU 2014-09 on revenues using the 5-step process prescribed by ASU 2014-09. It does not believe that the adoption of ASU 2014-09 will have a significant impact on its revenue recognition patterns as compared to revenue recognition under the existing revenue guidance, assuming that contract structures similar to those in place are in effect at the time of the Company’s adoption of ASU 2014-09.  The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its preliminary conclusions continue to remain accurate. Additionally, the Company is continuing its assessment of ASU 2014-09’s impact on its financial statement disclosures.

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

The Company does use equipment and occupies facilities under non-cancelable operating leases and other rental agreements. Rent incurred on construction projects and included in the costs of revenues was $3.3 million and $3.1 million for the three months ended October 31, 2016 and 2015, respectively, and was $9.1 million and $11.5 million for the nine months ended October 31, 2016 and 2015, respectively. Rent expense amounts included in selling, general and administrative expenses for the three and nine months ended October 31, 2016 and 2015 were not material.

Stock Options

In March 2016, the FASB issued Accounting Standards Update 2016-09, Improvements to Employee Share-Based Payment Accounting, as part of its simplification initiative. The simplifications in this pronouncement affect several aspects of the accounting for share-based payment transactions, including the income tax consequences, the classification of awards as either equity or liabilities, and the presentation of the statement of cash flows. The Company determines for each stock option award whether the difference between the deduction for income tax reporting purposes created at the time of stock option exercise and the related compensation cost previously recorded for financial reporting purposes results in either an excess income tax benefit or an income tax deficiency. In accordance with past guidance, excess income tax benefits were recorded as additions to the additional paid-in capital account; past income tax deficiencies were not material. Under the new guidance, all excess income tax benefits and income tax deficiencies will be recognized accordingly as income tax benefit or expense in the income statement. The events will be treated as discrete items in the determination of income tax expense for each quarterly reporting period in which they occur. In addition, excess tax benefits will now be classified along with other income tax cash flows as an operating activity. As permitted, the Company adopted the new pronouncement in the current fiscal year, effective as of February 1, 2016, with the primary effects being the reductions of income tax expense for the three and nine months ended October 31, 2016 in the amounts of $2.0 million and $3.0 million, respectively.

Deferred Income Taxes

Late in 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent. Implementation of this new standard is required for public entities for reporting periods beginning after December 15, 2016. As permitted, the new guidance was early adopted by the Company in the current fiscal year using a retrospective approach. Accordingly, deferred tax assets in the amount of $1.1 million that were previously included in current assets as of January 31, 2016 were reclassified and reflected in the net balance of deferred income tax liabilities classified as noncurrent in the condensed consolidated balance sheet as of January 31, 2016 included herein.

NOTE 3 — BUSINESS COMBINATIONS

On December 4, 2015, the Company acquired TRC, including its consolidated subsidiaries, in a business combination that was completed pursuant to the terms and conditions of a Membership Interest Purchase Agreement. TRC is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States. Consideration included a $0.5 million cash payment. In addition, the Company made cash payments totaling $15.6 million on the closing date in order to retire the outstanding bank debt and certain leases of TRC.

On May 29, 2015, a wholly owned subsidiary of the Company purchased 100% of the outstanding capital of APC, a private company incorporated in the Republic of Ireland. This business combination was completed pursuant to the terms and conditions of a Share Purchase Agreement, dated May 11, 2015 (the “SPA”). Including its affiliated companies, APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. The fair value of the consideration transferred to the former owners of APC was $11.1 million including a liability in the amount of $1.1 million representing cash held back until the expiration of the escrow period. The Company is entitled to retain an amount to cover any shortfall in the amount of the acquired net worth of APC, as defined in the SPA. During the current fiscal year, the Company made a payment of previously escrowed funds to the former owners in the amount of $0.9 million.

Both business combinations were accounted for using the acquisition method of accounting, with Argan as the acquirer. The results of operations for APC and Roberts have been included in the condensed consolidated financial statements since the corresponding acquisition dates.

NOTE 4 — SPECIAL PURPOSE ENTITIES

Construction Joint Ventures

GPS assigned its contracts for the engineering, procurement and construction of two natural gas-fired power plants (the “EPC Contracts”), known as Panda Liberty and Panda Patriot, to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large civil contracting firm. The corresponding joint venture agreements, as amended, provide that GPS has the majority interest in any profits, losses, assets and liabilities resulting from the performance of the EPC Contracts. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts including the provision of services under the related warranty obligations. Final completion of the two projects, as defined by each EPC Contract, was achieved in October 2016 and November 2016, respectively.

Due to the financial control by GPS, the accounts of the joint ventures have been included in the Company’s condensed consolidated financial statements since the commencement of contract activities near the end of the fiscal year ended January 31, 2014. The shares of the profits of the joint ventures, including the majority portion attributable to the stockholders of Argan, have been determined based on the percentages by which the Company believes profits will ultimately be shared by the joint venture partners.

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

Under the DLA, GPI made development loans to Moxie Freedom that totaled $4.3 million, including $2.3 million in loans made during the nine months ended October 31, 2015; such loans earned interest based on an annual rate of 20%. In November 2015, Moxie sold a substantial portion of its ownership interest in Moxie Freedom, GPI received repayment of its development loans in full and $0.6 million in accrued interest, GPI received a development success fee in the amount of $4.3 million, and GPS received a full notice-to-proceed with activities pursuant to the corresponding EPC contract.

Pursuant to a participation agreement, an equipment supplier to Moxie Freedom provided GPI with 40% of the funding for the development loans made to Moxie Freedom that totaled $1.7 million. Under the applicable accounting guidance, the funding provided to GPI was treated as a secured borrowing including $0.9 million borrowed during the nine months ended October 31, 2015. Interest payable to the supplier accrued based on an annual rate of 20% and the supplier was entitled to receive 40% of any development success fee earned by GPI in connection with the permanent financing and/or sale of the project. In November 2015, all amounts due under the participation agreement were paid by GPI including principal and interest in the total amount of $1.9 million and the supplier’s share of the development success fee in the amount of $1.7 million.

Through its arrangements with Moxie Freedom, the Company was deemed to be the primary beneficiary of this VIE entity at its inception. However, Moxie Freedom substantially completed its project development efforts during 2015 and financial support was thereafter provided substantially by the pending investor. As a result, the Company was no longer the primary beneficiary of the VIE and it was deconsolidated during the quarter ended July 31, 2015. The primary effects of the deconsolidation were the elimination of the capitalized project costs from the Company’s consolidated balance sheet ($4.9 million) and the addition to the consolidated balance sheet of the notes receivable from Moxie Freedom and related accrued interest. For reporting periods prior to the deconsolidation, the amounts of GPI’s notes receivable from Moxie Freedom and the corresponding amounts of accrued interest and interest income were eliminated in consolidation. The deconsolidation resulted in a pre-tax gain which was included in the statement of earnings for the nine months ended October 31, 2015 in the amount of $0.3 million.

NOTE 5 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments as of October 31 and January 31, 2016 consisted solely of certificates of deposit purchased from the Bank of America (the “Bank”) with original maturities greater than three months but less than twelve months (the “CDs”). The Company has the intent and ability to hold these securities until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of October 31 and January 31, 2016 included accrued interest of $0.5 million and $0.1 million, respectively. Interest income is recorded when earned and is included in other income, net. As of October 31, 2016, the weighted average annual interest rate on the Company’s short-term investment CDs was 0.98%.

The Company has cash on deposit in excess of federally insured limits at the Bank, has purchased CDs and has liquid mutual fund investments at the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material risk.

The amount of cash and cash equivalents included in the condensed consolidated balance sheet as of October 31, 2016 included $36.1 million held by the consolidated joint venture entities that are discussed in Note 4 above that will be used to cover any remaining future construction costs incurred under the corresponding EPC Contracts and the remaining earnings distributions to the joint venture partners.

NOTE 6 — ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at October 31 and January 31, 2016 were $24.7 million and $44.6 million, respectively. Such retainage amounts represent funds withheld by project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the length of retention periods may vary. Most of the amount outstanding as of October 31, 2016 relates to active projects and will not be collected until calendar year 2018. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

Due to the circumstances described in Note 8 below, APC wrote-off its account receivable from a project owner in the amount of $0.8 million during the current fiscal year. The amounts of the allowance for uncollectible accounts at October 31 and January 31, 2016 were not material. There were no provisions for trade accounts receivable losses recorded during the three and nine months ended October 31, 2016 or 2015.

NOTE 7 — COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The table below sets forth the aggregate amounts of costs charged to and earnings accrued on uncompleted contracts compared with the billings on those contracts through October 31 and January 31, 2016.

	October 31,	January 31,
	2016	2016
Costs charged to uncompleted contracts	$1,017,404	$764,071
Estimated accrued earnings	205,068	116,326
	1,222,472	880,397
Less - billings to date	1,378,815	982,182
	$(156,343)	$(101,785)

Amounts above are included in the accompanying condensed consolidated balance sheets under the following captions:

	October 31,	January 31,
	2016	2016
Costs and estimated earnings in excess of billings	$4,642	$4,078
Billings in excess of costs and estimated earnings	160,985	105,863
	$(156,343)	$(101,785)

Contract costs charged as of October 31, 2016 included amounts billed to the Company for delivered goods and services totaling $12.6 million where payments have been retained; retained amounts were included in the Company’s accounts payable as of October 31, 2016. Generally, such amounts are expected to be paid prior to the completion of the applicable project.

NOTE 8 — GOODWILL

At October 31, 2016, the goodwill balances related to the acquisitions of GPS, TRC and APC were $18.5 million, $14.4 million and $2.0 million, respectively.

In July 2016, construction work was suspended on APC’s largest project, which reflected over 90% of its contract backlog.  Additionally, APC’s primary market is the United Kingdom, which voted to leave the European Union on June 23, 2016 (“Brexit”).  The resulting sterling pound drop, financial market uncertainty and recessionary pressures will likely impact the availability of financing for future power plant developments in the United Kingdom for the foreseeable future.  APC’s second largest market is the Middle East, which has experienced decreased project activity due to capital constraints, resulting from decreased oil revenues.  APC has reported a loss for the nine months ended October 31, 2016, and will likely incur losses for the remainder of the current fiscal year.  Given the events above, interim analyses were performed in order to determine whether an impairment loss had occurred in the current fiscal year related to the goodwill. Using the income and market approaches, the assessment analyses indicated that the carrying value of the business exceeded its fair value. As a result, APC recorded an estimated impairment loss related to goodwill of approximately $2.0 million that has been reflected in the condensed consolidated statement of earnings for nine months ended October 31, 2016. No impairment loss occurred during the comparable prior year period.

NOTE 9 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in a Replacement Credit Agreement, effective August 10, 2015 (the “Credit Agreement”). The Credit Agreement, which superseded the Company’s prior arrangements with the Bank, provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at the 30-day LIBOR plus 2.00%. The Company may also use the borrowing ability to cover standby letters of credit issued by the Bank for the Company’s use in the ordinary course of business. There were no actual borrowings outstanding under the Credit Agreement as of October 31 or January 31, 2016. Borrowing availability in the amount of $3.0 million has been designated to cover a letter of credit issued by the Bank, with an expiration date of January 8, 2017, for insurance exposures.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. As of October 31, 2016, the Company was in compliance with the financial covenants of the Credit Agreement.

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

PPS Engineers Matter

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered. The amount claimed by PPS in this lawsuit approximates $0.7 million. PPS has placed liens on the property of the customers where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Tennessee in the amount of $1.6 million.  On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied.  Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total $2.2 million. The amounts invoiced by PPS were accrued by TRC and the corresponding liability amount was included in accounts payable in the condensed consolidated balance sheet as of October 31, 2016. TRC has not recorded an account receivable for the amounts it believes are owed to it by PPS.

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

Self-Insurance

TRC has elected to retain portions of future losses, if any, through the use of self-insurance for exposures related to worker’s compensation and employee health insurance claims. Liabilities in excess of contractually limited amounts are the responsibility of an insurance carrier. To the extent that the Company is self-insured for these exposures, including claims incurred but not reported, liabilities have been accrued based upon the Company’s best estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near-term. Management believes that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded accruals, will not have a material adverse effect on the Company’s future results of operations, financial position or cash flow. At October 31 and January 31, 2016, the aggregate amounts established to cover self-insured losses were included in the balances of accrued expenses in the condensed consolidated balance sheets. Beginning in calendar year 2017, the employee health benefits for the employees of TRC will be fully insured.

Warranty Costs

Many of the Company’s construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from nine to eighteen months after the completion of construction. Because of the nature of the Company’s projects, including project owner inspections of the work both during construction and prior to substantial completion, we have not experienced material unexpected warranty costs. However, provision for estimated warranty costs, (if any) is made in the period in which such costs become probable and is periodically adjusted to reflect actual experience. Warranty costs are estimated based on the Company’s experience with the type of work and any known risks relative to each completed project. At October 31 and January 31, 2016, the amounts established to cover future warranty costs under completed EPC contracts were included in the balances of accrued expenses in the condensed consolidated balance sheets.

NOTE 11 — STOCK-BASED COMPENSATION

As of October 31, 2016, there were approximately 1.3 million shares of the Company’s common stock reserved for issuance under the Company’s stock option plans, including approximately 0.6 million shares of the Company’s common stock available for future awards.

Summaries of activity under the Company’s stock option plans for the nine months ended October 31, 2016 and 2015, along with the corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2016	1,064	$26.38	6.36	$6.91
Granted	105	$36.09
Exercised	(444)	$24.77
Forfeited	(5)	$36.73
Outstanding, October 31, 2016	720	$28.71	7.21	$7.62
Exercisable, October 31, 2016	555	$27.13	6.55	$7.16

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2015	876	$22.34	7.08	$6.01
Granted	240	$35.76
Exercised	(96)	$17.31
Forfeited	(6)	$17.33
Outstanding, October 31, 2015	1,014	$26.03	6.98	$6.82
Exercisable, October 31, 2015	689	$21,92	6.34	$5.81

The changes in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2016 and 2015, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Nonvested, February 1, 2016	300	$8.97
Granted	105	$9.66
Vested	(240)	$7.63
Nonvested, October 31, 2016	165	$9.17

	Shares	Fair Value
Nonvested, February 1, 2015	306	$7.14
Granted	240	$9.13
Vested	(221)	$6.60
Nonvested, October 31, 2015	325	$8.97

Compensation expense amounts related to stock options were $0.5 million and $0.7 million for the three months ended October 31, 2016 and 2015, respectively, and were $1.8 million and $1.7 million for the nine months ended October 31, 2016 and 2015, respectively. At October 31, 2016, there was $0.6 million in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next twelve months. The total intrinsic values of the stock options exercised during the nine months ended October 31, 2016 and 2015 were $10.9 million and $1.9 million, respectively. At October 31, 2016, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise prices of such options by $20.3 million and $16.5 million, respectively.

The fair value of each stock option granted in the nine-month periods ended October 31, 2016 and 2015 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended October 31,
	2016	2015

Dividend yield	1.96%	1.97%
Expected volatility	33.85%	34.72%
Risk-free interest rate	1.36%	1.26%
Expected life (in years)	5.50	4.69

NOTE 12 — INCOME TAXES

The Company’s income tax expense amounts for the nine months ended October 31, 2016 and 2015 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 35% to income before income taxes for the periods as shown in the table below.

	Nine Months Ended October 31,
	2016	2015
Computed expected income tax expense	$29,318	$21,311
State income taxes, net of federal tax benefit	3,296	2,997
Permanent differences, net	(6,419)	(4,794)
Other, net	927	331
	$27,122	$19,845

For the nine months ended October 31, 2016 and 2015, the favorable income tax effects of permanent differences related primarily to the exclusion from taxable income of the income attributable to noncontrolling interest entities (which are considered partnerships for income tax reporting purposes), the domestic manufacturing deduction, and the recognition of the excess income tax benefits associated with stock options exercised during the current year, all offset partially in the current period by the unfavorable income tax effect of the impairment loss. For the nine months ended October 31, 2016, the largest other reconciling item was the unfavorable foreign income tax rate differential.

As of October 31 and January 31, 2016, the condensed consolidated balance sheets included prepaid income taxes in the amounts of $0.7 million and $3.3 million, respectively. As of October 31, 2016, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

The income tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of October 31 and January 31, 2016 included the following:

	October 31,	January 31,
	2016	2016
Assets:
Net operating loss (“NOL”) carryforwards	$3,210	$3,345
Accrued expenses	3,524	2,144
Stock options	1,821	2,354
Purchased intangibles	1,678	1,905
Other	993	328
	11,226	10,076
Liabilities:
Purchased intangibles	(4,483)	(4,375)
Property and equipment and other	(2,481)	(2,244)
Construction contracts	(2,282)	(3,681)
	(9,246)	(10,300)
Net deferred tax assets (liabilities)	$1,980	$(224)

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

The Company is subject to income taxes in the United States of America, the Republic of Ireland and in various other state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2012 except for a few notable exceptions including the Republic of Ireland and California where the open periods are one year longer.

NOTE 13 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Reconciliations of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computations of basic and diluted earnings per share for the three and nine months ended October 31, 2016 and 2015 are as follows (shares in thousands):

	Three Months Ended October 31,
	2016	2015

Net income attributable to the stockholders of Argan, Inc.	$18,073	$10,807

Weighted average number of shares outstanding - basic	15,137	14,810
Effect of stock options (1)	464	256
Weighted average number of shares outstanding - diluted	15,601	15,066
Net income per share attributable to the stockholders of Argan, Inc.:
Basic	$1.19	$0.73
Diluted	$1.16	$0.72

	Nine Months Ended October 31,
	2016	2015

Net income attributable to the stockholders of Argan, Inc.	$49,977	$29,617

Weighted average number of shares outstanding - basic	14,974	14,732
Effect of stock options (1)	516	272
Weighted average number of shares outstanding - diluted	15,490	15,004
Net income per share attributable to the stockholders of Argan, Inc.:
Basic	$3.34	$2.01
Diluted	$3.23	$1.97

(1)         The numbers of antidilutive shares excluded from the diluted earnings per share computations were not material for the three and nine month periods ended October 31, 2016 and 2015.

NOTE 14 — CASH DIVIDENDS

In September 2016, the Company’s board of directors declared regular and special cash dividends of $0.70 and $0.30 per share of common stock, respectively, which were paid on October 28, 2016 to stockholders of record at the close of business on October 18, 2016. In September 2015, the Company’s board of directors declared a regular cash dividend of $0.70 per share of common stock, which was paid on November 5, 2015 to stockholders of record at the close of business on October 15, 2015.

NOTE 15 — CONCENTRATIONS OF REVENUES AND ACCOUNTS RECEIVABLE

During the three and nine months ended October 31, 2016 and 2015, the majority of the Company’s consolidated revenues related to performance by the power industry services segment which provided 86% and 98% of consolidated revenues for the three months ended October 31, 2016 and 2015, respectively, and 86% and 97% of consolidated revenues for the nine months ended October 31, 2016 and 2015, respectively.

The Company’s significant customer relationships for the three months ended October 31, 2016 included four project owner customers which accounted for approximately 21%, 19%, 18% and 15% of consolidated revenues, respectively. The Company’s significant customer relationships for the three months ended October 31, 2015 included three customers which accounted for approximately 36%, 36% and 10% of consolidated revenues for the period.

The Company’s significant customer relationships for the nine months ended October 31, 2016 included five project owner customers which accounted for approximately 17%, 16%, 16%, 14% and 14% of consolidated revenues, respectively. The Company’s significant customer relationships for the nine months ended October 31, 2015 included two customers which accounted for approximately 42% and 41%, respectively, of consolidated revenues for the period.

Accounts receivable balances from three major customers as of October 31, 2016 represented 16%, 16% and 14% of the corresponding consolidated balance as of October 31, 2016, and accounts receivable balances from two major customers each represented 27% of the corresponding consolidated balance as of January 31, 2016.

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

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the three and nine months ended October 31, 2016 and 2015. The “Other” columns include the Company’s corporate and unallocated expenses. With the acquisition of TRC in December 2015, the Company began operations in a new reportable segment, Industrial Fabrication and Field Services (see Note 3). Accordingly, financial information has been presented for this reportable segment for the three and nine months ended October 31, 2016, and there is no information to be presented for this segment in the table below for the comparable prior year periods.

Three Months Ended October 31, 2016	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$151,094	$21,550	$2,800	$—	$175,444
Cost of revenues	118,407	18,386	2,073	—	138,866
Gross profit	32,687	3,164	727	—	36,578
Selling, general and administrative expenses	6,391	1,410	316	1,731	9,848
Income (loss) from operations	26,296	1,754	411	(1,731)	26,730
Other income, net	654	—	—	36	690
Income (loss) before income taxes	$26,950	$1,754	$411	$(1,695)	27,420
Income tax expense					8,194
Net income					$19,226

Amortization of intangibles	$135	$97	$—	$—	$232
Depreciation	169	302	51	3	525
Property, plant and equipment additions	101	481	286	—	868

Current assets	$410,143	$19,269	$2,649	$67,909	$499,970
Current liabilities	275,052	13,336	1,006	1,139	290,533
Goodwill	20,548	14,365	—	—	34,913
Total assets	435,208	50,363	3,297	69,975	558,843

Three Months Ended October 31, 2015	Power Services	Telecom Services	Other	Totals
Revenues	$111,592	$2,375	$—	$113,967
Cost of revenues	86,103	1,602	—	87,705
Gross profit	25,489	773	—	26,262
Selling, general and administrative expenses	3,240	303	2,047	5,590
Income (loss) from operations	22,249	470	(2,047)	20,672
Other income, net	304	—	428	732
Income (loss) before income taxes	$22,553	$470	$(1,619)	21,404
Income tax expense				7,045
Net income				$14,359

Amortization of intangibles	$119	$—	$—	$119
Depreciation	143	40	3	186
Property, plant and equipment additions	146	9	3	158

Goodwill	$22,525	$—	$—	$22,525
Total assets	288,988	2,694	73,581	365,263

Nine Months Ended October 31, 2016	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$402,615	$59,287	$6,385	$—	$468,287
Cost of revenues	302,140	52,491	4,764	—	359,395
Gross profit	100,475	6,796	1,621	—	108,892
Impairment loss	1,979	—	—	—	1,979
Selling, general and administrative expenses	13,688	4,532	944	5,265	24,429
Income (loss) from operations	84,808	2,264	677	(5,265)	82,484
Other income, net	1,192	—	—	91	1,283
Income (loss) before income taxes	$86,000	$2,264	$677	$(5,174)	83,767
Income tax expense					27,122
Net income					$56,645

Amortization of intangibles	$385	$367	$—	$—	$752
Depreciation	459	841	135	9	1,444
Property, plant and equipment additions	974	1,082	468	2	2,526

Nine Months Ended October 31, 2015	Power Services	Telecom Services	Other	Totals
Revenues	$287,947	$8,941	$—	$296,888
Cost of revenues	214,618	6,348	—	220,966
Gross profit	73,329	2,593	—	75,922
Selling, general and administrative expenses	9,671	1,022	5,284	15,977
Income (loss) from operations	63,658	1,571	(5,284)	59,945
Other income, net	683	—	261	944
Income (loss) before income taxes	$64,341	$1,571	$(5,023)	60,889
Income tax expense				19,845
Net income				$41,044

Amortization of purchased intangibles	$283	$—	$—	$283
Depreciation	312	123	9	444
Property, plant and equipment additions	2,566	100	5	2,671

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2016, and the results of their operations for the three and nine months ended October 31, 2016 and 2015, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2016 that was filed with the Securities and Exchange Commission on April 15, 2016.

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

Overview

Highlights of our financial performance for the three and nine months ended October 31, 2016 included the following:

•                  Revenues increased 54% to $175.4 million for the three months ended October 31, 2016 as compared to $114.0 million for the corresponding prior year period. For the nine-month period ended October 31, 2016, revenues increased 58% to $468.3 million as compared to $296.9 million for the corresponding prior year period.

•                  Our gross profit percentages were 20.8% and 23.3% for the three and nine months ended October 31, 2016, respectively.

•                  Net income attributable to the stockholders of Argan increased 67% to $18.1 million for the three months ended October 31, 2016 as compared to $10.8 million for the comparable prior year period.  For the nine-month period ended October 31, 2016, net income attributable to our stockholders increased 69% to $50.0 million as compared to $29.6 million for the comparable prior year period.

•                  EBITDA(1) attributable to the stockholders of Argan increased 48% to $27.0 million for the three months ended October 31, 2016 as compared to $18.2 million for the corresponding prior year period. For the nine-month period ended October 31, 2016, EBITDA attributable to the stockholders of Argan increased 58% to $79.3 million as compared to $50.1 million for the nine months ended October 31, 2015.

•                  We declared and paid $1.00 per share in cash dividends during the quarter ended October 31, 2016.

•                  Our tangible net worth(2) increased 29% to $222.4 million as of October 31, 2016 from $171.8 million as of January 31, 2016.

•                  Our liquidity, or working capital(3), increased 29% to $209.4 million as of October 31, 2016 from $162.9 million as of January 31, 2016.

•                  Our contract backlog increased slightly to $1.2 billion as of October 31, 2016 as compared to $1.1 billion as of January 31, 2016.

•                  During the nine months ended October 31, 2016, we continued to ramp up work on four gas-fired power plant projects which are all expected to be completed during the fiscal year ending January 31, 2019.

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

These results could not have been achieved without the operational excellence of our employees.  Especially during the current year, their dedication to multiple tasks and to overcome many associated hurdles was especially reflected in our successfully ramping up four new EPC projects while winding down both Panda power plant projects, which were the most significant drivers of our financial results for the nine months ended October 31, 2016.  Specifically, our achievement of contractual final completion on these two projects eliminated a number of significant risks and the related estimated costs associated with them, resulting in increased gross margins. Our overall power industry services business continues to represent the largest part of our Company, providing 86% of consolidated revenues for the nine months ended October 31, 2016.

Despite our strong performance for the current periods, we have encountered certain challenges at the companies we acquired last year, APC and TRC. As discussed below, considering the adverse financial effects of the suspension of work by APC’s largest current customer in the second quarter and the expectation of near term challenges and based on our valuation analysis, we recorded an impairment loss related to the goodwill of APC in the amount of $2.0 million during the second quarter, or 49% of the goodwill balance established last year at the time of the acquisition. This interim test will not replace the more extensive impairment testing that we intend to perform during the fourth quarter which includes the preparation of a valuation report by an independent 3rd party business valuation firm.

TRC has experienced uneven performance. After a positive first quarter for TRC, due in part to approved change orders and revisions of estimates to complete certain of its legacy loss contracts (which existed prior to our acquisition in December 2015), TRC followed up with a $1.3 million pre-tax loss for the three months ended July 31, 2016. The loss resulted primarily from reduced gross margins and a reduction in total revenues. However, TRC rebounded in our latest quarter driven in part by new customer projects and the completion of certain of its legacy loss contracts.  For the nine months ended October 31, 2016, TRC earned $2.3 million in pre-tax income and has shifted its focus from the legacy loss contracts and company restructuring to enhancing existing business and generating sustainable growth.

Panda Power Plant Projects

Since 2013, we have performed engineering, procurement and construction (“EPC”) services for two natural gas-fired power plants, known as Panda Liberty and Panda Patriot.  The EPC contracts were assigned to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large civil contracting firm. We have no significant commitments under these arrangements beyond those related to the completion of the EPC contracts including the provision of services in order to fulfill our warranty obligations. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. We are performing most of the activities of these two EPC contracts.

For the nine months ended October 31, 2016 and 2015, we recognized revenues associated with EPC contract services provided to Panda Liberty and Panda Patriot that combined represented approximately 20% and 84% of consolidated revenues, respectively. We achieved contractual final completion on these projects in October 2016 and November 2016, respectively. Any remaining close out activity and resulting revenues should be limited for the remainder of the current fiscal year.

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

Contract Backlog

Contract backlog represents the total accumulated value of projects awarded less the amounts of revenues recognized to date on those contracts at a specific point in time. We believe contract backlog is an indicator of future revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and our expected future revenues. At October 31, 2016, our total contract backlog was approximately $1.2 billion. Our total contract backlog as of January 31, 2016 was approximately $1.1 billion.

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

(2)             The FNTP for this project is subject to Massachusetts regulatory approvals, and the scheduled completion date is yet to be determined.  During the current quarter, new activity on this project was suspended primarily due to delays in the project owner obtaining the necessary regulatory approvals.

Acquisition of The Roberts Company

On December 4, 2015, we acquired The Roberts Company (“TRC”), which was founded in 1977 and is headquartered near Greenville, North Carolina.  TRC is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States.  We paid $0.5 million to acquire the member interests of TRC, and assumed approximately $15.6 million in debt obligations which we paid off on the acquisition date.  TRC continues to operate under its own name with its own management team. Historically, TRC has been primarily a profitable company that incurred a net loss in 2015 up to the date of its acquisition by us, primarily due to it taking on large contracts that resulted in significant losses. With the reengagement and leadership of TRC’s founder, John Roberts, our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it is positioned to succeed in the future with a return to profitable operations. However, there can be no assurances that TRC will succeed in the future or will resume sustained profitability. Since the acquisition, we advanced an additional $22.5 million in cash to TRC in order to fund the completion of the work on the loss contracts, to enhance working capital and for other general corporate purposes. However, no advances were required during the quarter ended October 31, 2016. Currently, TRC operates as its own reportable business segment, Industrial Fabrication and Field Services. Our condensed consolidated statements of earnings for the three and nine months ended October 31, 2016 include the operating results of TRC, and the balance sheet amounts of TRC are included in our condensed consolidated balance sheets as of October 31 and January 31, 2016.

Acquisition of Atlantic Projects Company Limited

On May 29, 2015, we acquired Atlantic Projects Company Limited, a private company incorporated in the Republic of Ireland, and its affiliated companies (together “APC”). Formed in Dublin over forty years ago, APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. APC has successfully completed projects in more than thirty countries on nine continents. With its presence in Ireland and its other offices located in Hong Kong, Singapore and New York, APC expands our operations internationally for the first time. APC operates under its own name and with its own management team as a member of our group of companies. The fair value of the consideration transferred to the former owners of APC was approximately $11.1 million.

In July 2016, work was suspended on APC’s largest project, which represented over 90% of its backlog.  Additionally, APC’s primary market is in the United Kingdom, which voted to leave the European Union on June 23, 2016 (“Brexit”).  The resulting sterling pound drop, financial market uncertainty and recessionary pressures will likely impact the availability of financing for future power plant developments.  APC’s second largest market is the Middle East, which has experienced decreased project activity due to capital constraints, resulting from decreased oil revenues.  APC reported a second quarter loss and will likely incur losses for the remainder of the fiscal year.  Given the events above, we conducted an interim analysis in our second quarter in order to determine whether an impairment loss had occurred related to the goodwill. Using income and market approaches, the assessment analysis indicated that the carrying value of the business exceeded its fair value. As a result, APC recorded an impairment loss related to goodwill of approximately $2.0 million that is reflected in the condensed consolidated statement of earnings for the nine months ended October 31, 2016. No impairment was recorded in the comparable prior year period. Our annual review of goodwill carrying values for impairment will be performed during the fourth quarter including a full business valuation of APC and corresponding impairment analyses as of November 1, 2016. Our condensed consolidated statements of earnings for the three and nine months ended October 31, 2016 and 2015, include the operating results of APC since its acquisition on May 29, 2015, and the balance sheet amounts of APC are included in our condensed consolidated balance sheets as of October 31 and January 31, 2016.

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

For calendar year 2015, electricity generated in the United States by natural gas-fired power plants comprised 32.7% of total generation, which reflected an 18.5% annual increase in the number of megawatt hours provided by these plants as the amount of natural gas used for power generation during 2015 reached an all-time high. The number of megawatt hours provided by coal-fired plants declined by 14.3% in 2015 compared to the amount of power provided in 2014. For the third and fourth quarters of calendar 2015, the shares of total electrical power generated by natural gas-fired plants actually exceeded the shares provided by coal-fired power plants, the first two times that this has occurred. For 2016, the shares of total electricity generation provided by gas-fired power plants and coal-fired power plants are expected to be approximately 33.4% and 32.0%, respectively, meaning that natural gas will overtake coal as the leading source of power generation in the United States. According to data released by the U.S. Energy Information Administration, natural gas was the source of 33.5% of the electrical power generated in the United States in the first half of 2016; coal was 28.1%. For the comparable period one year ago, 30.5% of the nation’s electrical power was produced with natural gas.

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

Current projections of future power generation assume the sustained increase in domestic natural gas production, which should lead to stable natural gas prices continuing into the future. The availability of competitively priced natural gas, the significant increases in the efficiency of combined cycle power plants, the existence of certain programs encouraging renewable fuel use, and the implementation of a series of environmental rules, primarily directed toward the reductions of air pollution and the emissions of greenhouse gases, should further reduce future coal use and continue to increase the shares of the power generation mix represented by gas-fired power plants, wind farms, solar fields and other renewable energy sources. However, with the election for President of the United States in November going to Republican candidate Donald Trump, who is generally considered friendly to the coal industry and in favor of reducing environmental regulations, the outlook for coal as an energy source in the future may improve.

Announcements by electric utilities of the retirement of coal-fired and nuclear power plants continue, citing the availability of cheap natural gas, existing environmental regulations and the significant costs of refurbishment and relicensing. The retirements of coal and nuclear plants typically result in the need for new capacity, and new natural gas-fired plants are cheaper to build than coal, nuclear, or renewable plants, they are substantially more environmentally friendly than conventional coal-fired power plants, and they represent the most economical way to meet peak demands.

The expected increase in momentum towards more environmentally friendly power generation facilities has not occurred at the pace generally expected prior to the latest recession. The Environmental Protection Agency has been stridently exercising an expansion of regulatory power over air quality and electric power generation. However, the federal government has not enacted comprehensive energy legislation that might include national renewable energy standards, incentives or mandates for the retirement of existing coal-fired power plants and caps on the volume of carbon emissions. Additional uncertainty was created when, in February 2016, the United States Supreme Court decided to stay the implementation of the agency’s Clean Power Plan, which was finalized in August 2015, as it undergoes legal review. As a result, the requirement for states to draft compliance plans by September 2016 was delayed, and states have longer periods of time in order to consider and make decisions regarding future power generation mixes. The election of Donald Trump as President may also further dim the future of the Clean Power Plan. As a result, the future pace of announcements of coal-fired power plant retirements may slow.

Nevertheless, as we have stated in the past, we believe that the future prospects for natural gas-fired power plant construction are favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to a boom in natural gas supply. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power plants.

As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Increasing demands for electricity, the ample supply of natural gas, and the expected retirement of inefficient and old coal, nuclear and oil-powered energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. Over the last two years, the business environment in our sector has improved substantially due to a combination of an overall improved economy and the forward momentum of increasing the amount of electrical power generated in the United States from energy resources other than coal. In summary, the development of natural gas-fired and renewable power generation facilities should continue to provide construction opportunities for us.

During the construction industry’s long recovery from the recession, we have been successful in the effective and efficient completion of our EPC projects and the control of costs while we pursue new construction business opportunities. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects which may result in our decision to make investments in the ownership of new projects, at least during the corresponding development phase. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC contract to us.

With a growing reputation as an accomplished and cost-effective provider of EPC contracting services and with the proven ability to deliver completed power facilities, particularly combined-cycle, gas-fired power plants, we are focused on expanding our position in the growing power markets where we expect investments to be made based on forecasts of increasing electricity demand covering decades into the future. Moreover, we believe that the EPC contract approach preferred by us, once considered an alternative delivery method for power plant construction, is now an accepted industry practice in the United States as a strategy that gives project owners an end-to-end solution by putting nearly all aspects and phases of a project under a single contract.

We believe that our expectations are reasonable and that our future plans continue to be based on reasonable assumptions.  Our performance on current projects, including the latest EPC projects awarded to us, should provide a stable base of business activity for the next few fiscal years. We are looking forward to continuing the ramp up of activities on the new power plant projects of GPS and to being able to take advantage of new opportunities that should continue to emerge in the improved domestic business environment.

Comparison of the Results of Operations for the Three Months Ended October 31, 2016 and 2015

We reported net income attributable to our stockholders of $18.1 million, or $1.16 per diluted share, for the three months ended October 31, 2016. For the three months ended October 31, 2015, we reported a comparable net income amount of $10.8 million, or $0.72 per diluted share. The following schedule compares our operating results for the three months ended October 31, 2016 and 2015 (dollars in thousands).

	Three Months Ended October 31,
	2016	2015	$ Change	% Change
REVENUES
Power industry services	$151,094	$111,592	$39,502	35.4%
Industrial fabrication and field services	21,550	—	21,550	NM
Telecommunications infrastructure services	2,800	2,375	425	17.9
Revenues	175,444	113,967	61,477	53.9
COST OF REVENUES
Power industry services	118,407	86,103	32,304	37.5
Industrial fabrication and field services	18,386	—	18,386	NM
Telecommunications infrastructure services	2,073	1,602	471	29.4
Cost of revenues	138,866	87,705	51,161	58.3
GROSS PROFIT	36,578	26,262	10,316	39.3
Selling, general and administrative expenses	9,848	5,590	4,258	76.2
INCOME FROM OPERATIONS	26,730	20,672	6,058	29.3
Other income, net	690	732	(42)	(5.7)
INCOME BEFORE INCOME TAXES	27,420	21,404	6,016	28.1
Income tax expense	8,194	7,045	1,149	16.3
NET INCOME	19,226	14,359	4,867	33.9
Net income attributable to noncontrolling interests	1,153	3,552	(2,399)	(67.5)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$18,073	$10,807	$7,266	67.2%

NM = Not Meaningful

Revenues

Power Industry Services

The revenues of the power industry services business increased by 35%, or $39.5 million, to $151.1 million for the three months ended October 31, 2016 compared with revenues of $111.6 million for the three months ended October 31, 2015. The revenues of this business represented approximately 86% of consolidated revenues for the current quarter, and approximately 98% of consolidated revenues for the prior year quarter. The current quarter increase in revenues for the power industry services segment reflected the activities of four of the five new EPC contracts, which represented approximately 73% of consolidated revenues for the current quarter. The end of project construction activity for the Panda Liberty and Panda Patriot

EPC contracts represented less than 10% of consolidated revenues for the current quarter. Last year, the combined revenues associated with these two gas-fired power plant projects represented approximately 71% of consolidated revenues for the third quarter. During the current quarter, new activity associated with the Exelon West Medway II Facility project was suspended primarily due to delays in the project owner obtaining the necessary regulatory approvals.

Industrial Fabrication and Field Services

The revenues for this segment reflect the third full quarter of activity as we acquired TRC on December 4, 2015. TRC’s major customers include some of North America’s largest forest products companies, such as Weyerhaeuser, Resolute, Domtar and Georgia Pacific, mining companies and large crop nutrient processors.

Telecommunications Infrastructure Services

The revenues of this reportable business segment increased by approximately 18% for the current quarter compared with the corresponding period last year.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the three months ended October 31, 2016 compared with last year’s third quarter, the corresponding consolidated cost of revenues also increased. These costs were $138.9 million and $87.7 million for the three months ended October 31, 2016 and 2015, respectively, with the increase associated primarily with new EPC contracts and the addition of the costs of revenues for TRC. Our overall gross profit percentage of 20.8% of consolidated revenues was lower in the current quarter compared to a percentage of 23.0% for the third quarter last year due to the new business of GPS and the addition of TRC.

Selling, General and Administrative Expenses

These costs were $9.8 million and $5.6 million for the three months ended October 31, 2016 and 2015, respectively, representing approximately 5.6% and 4.9% of consolidated revenues for the corresponding periods, respectively. The increase of $4.3 million between the quarters reflected the addition of costs for TRC which were $1.4 million for the current quarter. The remaining net increase of $2.9 million between quarters was due primarily to accrued incentive compensation earned with the completion of two projects and additional human resource costs incurred in the current quarter related to the increased project work.

Income Tax Expense

For the quarter ended October 31, 2016, we recorded income tax expense of $8.2 million reflecting an estimated annual effective income tax rate (before the tax-effect of discreet items) of approximately 35.2%. The estimated unfavorable effect of state income taxes are substantially offset by the favorable effects of the estimated amounts of permanent differences for the year. This rate differs from the actual income tax rate for the current quarter of 29.9% due primarily to the treatment of the excess income tax benefits associated with stock options exercised during the current quarter as discreet items which reduced income tax expense by $2.0 million.

For the three months ended October 31, 2015, we recorded income tax expense of approximately $7.0 million reflecting an estimated annual effective income tax rate (before the tax-effect of discreet items) of 32.5%; the actual income tax rate for the prior quarter was 32.7%. The estimated annual rate differed from the expected federal income tax rate of 35.0% due primarily to the favorable permanent effect of excluding the income attributable to our joint venture partner from our taxable income. As the joint ventures are treated as partnerships for income tax reporting purposes, we report only our share of the taxable income of the entities. Our estimated annual effective tax rate also reflected the permanent benefit of the domestic production activities deduction. These factors were partially offset by the unfavorable effect of state income taxes.

Net Income Attributable to Noncontrolling Interests

As discussed in Note 4 to the accompanying condensed consolidated financial statements, we entered into construction joint ventures related to two power plant projects. Because we have financial control, the joint ventures are included in our condensed consolidated financial statements.  Our joint venture partner’s share of the earnings is reflected in the line item “net income attributable to noncontrolling interests” of the statements of earnings for the three months ended October 31, 2016 and

2015. For the quarters, these amounts were $1.2 million and $3.6 million, respectively. The reduction between quarters primarily reflects the reduction in project activity during the current quarter as substantial completion for both of these projects was reached earlier in the current fiscal year. Contractual final completion was achieved for the two projects in October 2016 and November 2016, respectively. There are no joint ventures related to the five new EPC contracts of GPS.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2016 and 2015

We reported net income attributable to our stockholders of $50.0 million, or $3.23 per diluted share, and $29.6 million, or $1.97 per diluted share, for the nine months ended October 31, 2016 and 2015, respectively. The following schedule compares our operating results for the periods (dollars in thousands).

	Nine Months Ended October 31,
	2016	2015	$ Change	% Change
REVENUES
Power industry services	$402,615	$287,947	$114,668	39.8%
Industrial fabrication and field services	59,287	—	59,287	NM
Telecommunications infrastructure services	6,385	8,941	(2,556)	(28.6)
Revenues	468,287	296,888	171,399	57.7
COST OF REVENUES
Power industry services	302,140	214,618	87,522	40.8
Industrial fabrication and field services	52,491	—	52,491	NM
Telecommunications infrastructure services	4,764	6,348	(1,584)	(25.0)
Cost of revenues	359,395	220,966	138,429	62.6
GROSS PROFIT	108,892	75,922	32,970	43.4
Impairment loss	1,979	—	1,979	NM
Selling, general and administrative expenses	24,429	15,977	8,452	52.9
INCOME FROM OPERATIONS	82,484	59,945	22,539	37.6
Other income, net	1,283	944	339	35.9
INCOME BEFORE INCOME TAXES	83,767	60,889	22,878	37.6
Income tax expense	27,122	19,845	7,277	36.7
NET INCOME	56,645	41,044	15,601	38.0
Net income attributable to noncontrolling interests	6,668	11,427	(4,759)	(41.6)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$49,977	$29,617	$20,360	68.7%

NM = Not Meaningful

Revenues

Power Industry Services

The revenues of the power industry services business increased by $114.7 million to $402.6 million for the nine months ended October 31, 2016 compared with revenues of $287.9 million for the nine months ended October 31, 2015, representing an increase of 40% between periods. The revenues of this business represented approximately 86% of consolidated revenues for the current nine-month period, and approximately 97% of consolidated revenues for the corresponding prior year period. The increase in revenues for the power industry services segment reflected primarily the activities of four of the five new EPC contracts, which represented approximately 62% of consolidated revenues for the nine months ended October 31, 2016, and the end of project construction activities for the Panda power plant projects which represented 20% of consolidated revenues for the current nine-month period. Last year, the combined revenues associated with these two Panda power plant projects represented approximately 84% of consolidated revenues for the nine months ended October 31, 2015. We have experienced a significant decrease in revenue concentration for the nine months ended October 31, 2016, where no single project represents more than 17% of our consolidated revenues.

Industrial Fabrication and Field Services

The revenues for this reportable business segment reflect nine months of activity for the current year as we acquired TRC on December 4, 2015. As identified above, TRC’s major customers include some of North America’s largest forest products companies, mining companies and large crop nutrient processors.

Telecommunications Infrastructure Services

The revenues of this reportable business segment decreased by approximately 29% for the nine months ended October 31, 2016 compared with the corresponding period last year. In the prior year period, revenues earned in connection with underground cabling work performed at multiple commuter train stations for the Maryland Transportation Administration and completed last year represented approximately 32% of SMC’s revenues. There was no corresponding project for the nine months ended October 31, 2016.

Cost of Revenues

Due primarily to the increase in consolidated revenues for the nine months ended October 31, 2016 compared with last year’s period, the corresponding consolidated cost of revenues also increased. These costs were $359.4 million and $221.0 million for the nine months ended October 31, 2016 and 2015, respectively, with the increase associated primarily with new EPC contracts and the addition of the costs of revenues for APC and TRC. Our overall gross profit percentage of 23.3% of consolidated revenues was lower for the nine months ended October 31, 2016 compared to a percentage of 25.6% for the nine-month period ended October 31, 2015 due to the new business of GPS and the addition of APC and TRC. However, for both the nine months ended October 31, 2016 and 2015, gross profits were elevated when compared to other recent periods due to adjustments that resulted in reduced estimated costs to complete the two Panda power plant projects. By reaching contractual final completion of these projects, we eliminated a number of significant risks and the related estimated costs associated with them, resulting in increased gross margins.

Impairment Loss

In July 2016, work was suspended on APC’s largest project, which represented over 90% of APC’s contract backlog.  Additionally, APC’s primary market is in the United Kingdom, which voted to leave the European Union on June 23, 2016 (“Brexit”).  The resulting sterling pound drop, financial market uncertainty and recessionary pressures will likely impact the availability of financing for future power plant developments. APC’s second largest market is the Middle East, which has experienced decreased project activity due to capital constraints, resulting from decreased oil revenues.  APC will likely incur losses for the remainder of the fiscal year. Given the events above, we conducted an interim analysis in the second quarter in order to determine whether an impairment loss had occurred related to the goodwill of APC. Using the income and market approaches, the assessment analysis indicated that the carrying value of the business exceeded its fair value.  As a result, APC recorded an impairment loss related to goodwill of approximately $2.0 million that has been included in the condensed consolidated statement of earnings for the nine months ended October 31, 2016. No impairment loss occurred in the comparable prior year period.

Selling, General and Administrative Expenses

These costs were $24.4 million and $16.0 million for the nine months ended October 31, 2016 and 2015, respectively, representing approximately 5.2% and 5.4% of consolidated revenues for the corresponding periods, respectively. The increase of $8.4 million reflected the addition of the selling, general and administrative costs for APC and TRC which were $6.9 million combined for the nine months ended October 31, 2016, compared to $1.5 million for APC (five months) in the prior year period. The remaining net increase of $3.0 million between periods was due primarily to the accrued incentive compensation associated with completed projects and additional human resource costs incurred in the current period related to the increased project work.

Income Tax Expense

For the nine months ended October 31, 2016, we recorded income tax expense of $27.1 million reflecting the estimated annual effective income tax rate (before the tax-effect of discreet items) of approximately 35.2%. This rate differs from the actual income tax rate for the current year-to-date period of 32.4% due primarily to the treatment of the excess income tax benefits associated with stock options exercised during the current year as discreet items which reduced income tax expense by $3.0 million.

For the nine months ended October 31, 2015, we recorded income tax expense of approximately $19.8 million which reflected the estimated annual effective income tax rate (before the tax-effect of discreet items) of 32.5%; the actual income tax rate for this prior year period was the same rate of 32.5%. Discreet income tax items were immaterial last year. The estimated annual rate differed from the expected federal income tax rate of 35.0% due primarily to the favorable permanent effect of excluding the income attributable to our joint venture partner from our taxable income. Our estimated annual effective tax rate also reflected the permanent benefit of the domestic production activities deduction. These factors were partially offset by the unfavorable effect of state income taxes.

Net Income Attributable to Noncontrolling Interests

As discussed in Note 4, we entered separate construction joint ventures related to the two Panda power plant projects. Because we have financial control, the joint ventures are included in our condensed consolidated financial statements.  Our joint venture partner’s share of the earnings is reflected in the line item “net income attributable to noncontrolling interests” of the accompanying statements of earnings for the nine months ended October 31, 2016 and 2015 in the amounts of $6.7 million and $11.4 million, respectively.  The reduction between periods primarily reflects decreased end-of-project activity on the two Panda power projects in the nine months ended October 31, 2016 as compared to greater activity in the prior year period.  There are no joint ventures related to the five other new EPC contracts of GPS.

Liquidity and Capital Resources as of October 31, 2016

During the nine months ended October 31, 2016, our combined balance of cash and cash equivalents increased by $9.9 million to $170.8 million as of October 31, 2016 from a balance of $160.9 million as of January 31, 2016. During this same period, our working capital increased by $46.5 million to $209.4 million as of October 31, 2016 from $162.9 million as of January 31, 2016.

Net income for the nine months ended October 31, 2016, including the favorable adjustments related to noncash expense items, provided cash in the total amount of $60.8 million. In addition, we experienced a net decrease of $21.3 million in accounts receivable during the period primarily due to the receipt of retainages on the Panda Liberty and Panda Patriot power plant projects as we achieved substantial completion during the period.  Both projects have now reached contractual final completion. We had a net increase of $54.6 million in the amount of billings on current projects that temporarily exceeds the corresponding amounts of costs and estimated earnings, which primarily reflected the early-stage activities of GPS on its new EPC contracts. Our net accounts payable and accrued expenses were also impacted with increased early-stage activities related to several of our subcontractors and suppliers, increasing this balance by $50.1 million during the nine months ended October 31, 2016.  Primarily due to these factors, the net amount of cash provided by operating activities for the nine-month period ended October 31, 2016 was $185.3 million. The exercise of stock options during the current period provided us with cash proceeds in the amount of $11.0 million.

Our primary use of this cash during the current period was the net purchase of short-term investments (bank CDs) in the amount of $161.0 million.  Additionally, we declared and paid a cash dividend of $15.3 million during the period and we used cash as our consolidated joint ventures made distributions to our joint venture partner in the total amount of $7.5 million.  The amount of cash remaining in the joint ventures as of October 31, 2016 was $36.1 million, which will be used to cover future remaining costs on the Panda Liberty and Panda Patriot projects as they finish up activities under their respective EPC contracts. Any remaining cash will ultimately be distributed to the joint venture partners. We also used cash during the current period in the amount of $2.5 million for capital expenditures by the operating subsidiaries.

During the nine months ended October 31, 2015, we made net short-term investments totaling $104.0 million. These purchases contributed significantly to the decrease of $156.9 million in cash and cash equivalents during the nine-month period ended October 31, 2015 to a balance of $176.8 million as of October 31, 2015. The balance of cash and cash equivalents was $333.7 million as of January 31, 2015. In addition, the amounts of billings on current projects that temporarily exceed the corresponding amounts of costs and estimate earnings decreased during last year’s first nine months representing a use of cash in the amount of $76.2 million.

However, our working capital increased by $35.1 million to $184.0 million as of October 31, 2015 from $148.9 million as of January 31, 2015, as our net income for the nine months ended October 31, 2015, $41.0 million, represented a source of cash.

The acquisition of APC required the use of cash in the amount of $4.2 million; this amount was net of cash acquired. We also expended cash to make capital expenditures in the amount of $2.7 million during the nine months ended October 31, 2015 including capitalized power plant project development costs incurred by Moxie Freedom prior to its deconsolidation during the second quarter.

Last year, we renegotiated our financing arrangements with Bank of America (the “Bank”); the replacement agreement was completed in August 2015. It provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. We may also use the borrowing ability to cover standby letters of credit issued by the Bank for us in the ordinary course of business. There were no actual borrowings outstanding under Bank financing arrangements as of October 31, 2016 or January 31, 2016. Borrowing availability in the total amount of approximately $3.0 million has been designated to cover a letter of credit issued by the Bank, with an expiration date in January 2017, related to insurance exposures, leaving $7.0 million available for use currently.

The Company has pledged the majority of its assets to secure the financing arrangements. However, the Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. We were in compliance with theses financial covenants as of October 31, 2016. Management believes that the Company will continue to comply with its financial covenants under the replacement financing arrangements.

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

At October 31, 2016, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. The Company does maintain certain Euro-based bank accounts in the Republic of Ireland in support of the operations of APC.

We believe that cash on hand, cash that will be provided over the next nine months with the maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

The following tables present the determinations of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the three and nine months ended October 31, 2016 and 2015, respectively (amounts in thousands).

	Three Month Ended October 31,
	2016	2015
Net income, as reported	$19,226	$14,359
Interest expense	—	85
Income tax expense	8,194	7,045
Depreciation	525	186
Amortization of purchased intangible assets	232	119
EBITDA	28,177	21,794
EBITDA of noncontrolling interests	1,153	3,552
EBITDA attributable to the stockholders of Argan, Inc.	$27,024	$18,242

	Nine Month Ended October 31,
	2016	2015
Net income, as reported	$56,645	$41,044
Interest expense	—	203
Income tax expense	27,122	19,845
Depreciation	1,444	444
Amortization of purchased intangible assets	752	283
EBITDA	85,963	61,819
Noncontrolling interests -
Net income	6,668	11,427
Interest expense	—	219
Income tax benefit	—	44
EBITDA of noncontrolling interests	6,668	11,690
EBITDA attributable to the stockholders of Argan, Inc.	$79,295	$50,129

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

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by or used in operating activities that are presented in our condensed consolidated statements of cash flows for the nine months ended October 31, 2016 and 2015 (amounts in thousands).

	Nine Months Ended October 31,
	2016	2015
EBITDA	$85,963	$61,819
Current income tax expense	(28,815)	(18,857)
Impairment loss	1,979	—
Stock option compensation expense	1,774	1,708
Other noncash items	(119)	(349)
Interest expense	—	(203)
Decrease (increase) in accounts receivable	21,304	(8,072)
Changes related to the timing of scheduled billings	54,558	(76,207)
Increase in prepaid expenses and other assets	(1,432)	(1,525)
Increase (decrease) in accounts payable and accrued expenses	50,099	(4,702)
Net cash provided by (used in) operating activities	$185,311	$(46,388)

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the accounting for business combinations, the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting and the financial reporting associated with any significant legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended January 31, 2016. During the nine-month period ended October 31, 2016, there have been no material changes in the way we apply the critical accounting policies described therein.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of October 31, 2016, we had no outstanding borrowings under our replacement financing arrangements with Bank of America (see Note 9 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. As of October 31, 2016, our balance of short-term investments, which consisted entirely of certificates of deposit, was $275.0 million (excluding accrued interest) with a weighted average initial maturity term of 174 days. This exposes us to a certain amount of risk should interest rates suddenly rise. However, we believe that this risk is minimal, and mitigated somewhat by the manner in which we have scheduled the future maturity dates. As of October 31, 2016, the weighted average interest rate on our short-term investments of $275.0 million was 0.98%.

The accompanying condensed consolidated financial statements are presented in US Dollars. The financial results reported by APC and included in our consolidated financial statements are affected by foreign currency volatility. The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive income (loss). When the US Dollar appreciates against the Euro, the reported assets, liabilities, revenues, costs and earnings of APC, after translation into US Dollars, are lower than what they would have been had the US Dollar depreciated against the Euro or if there had been no change in the exchange rates. During the nine-month period ended October 31, 2016, the US Dollar depreciated against the Euro. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation, and we do not utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. Net foreign currency transaction gains and losses were included in the other income, net, section of the Company’s condensed consolidated statement of earnings for the nine months ended October 31, 2016; such amount was a net loss of less than $0.1 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of October 31, 2016. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the second and fourth quarters of fiscal 2016, the Company acquired Atlantic Projects Company Limited and affiliates and The Roberts Company, respectively.  The Company is currently in process of integrating both entities pursuant to the Sarbanes-Oxley Act of 2002.  The Company is evaluating changes to processes, information technology systems and other components of internal controls over financial reporting as part of its ongoing integration activities, and as a result, controls will be changed as needed.  At this time, we do not expect that the integration of these entities will result in a significant change to our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Included in Note 10 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the nine-month period ended October 31, 2016. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

Before investing in our securities, please consider these and other risks more fully described in our Annual Report on Form 10-K for the year ended January 31, 2016. There have been no material revisions to the risk factors that are described therein except as described below. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

As identified in the Outlook section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included above, the pending Presidency of Donald Trump may present risks to our power industry services business. Campaign promises made by President-elect Trump suggest that the nonresidential sector of the domestic construction industry will receive a boost from significant increases in spending on our country’s infrastructure, particularly transportation. However, the expected pro-business tilt of Mr. Trump’s policies may result in the reduction or elimination of environmental rules and regulations including those aimed at curbing greenhouse gas emissions like the Clean Power Plan. As a result, the rate of coal-fired power plant shutdowns may slow, thereby reducing the number of future gas-fired power plant construction opportunities for us in the future.

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

ARGAN, INC.

December 6, 2016	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

December 6, 2016	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer and Secretary