Form 10-K
period 2017-01-31
ARGAN INC
filed 2017-04-11
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $513,266,000 on July 31, 2016 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE as reported for that date.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 7, 2017: 15,465,719 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders to be held on June 22, 2017 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES

2017 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS.

Argan, Inc. (“Argan”) conducts operations through its wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), The Roberts Company (“TRC”), Atlantic Projects Company Limited (“APC”) and Southern Maryland Cable, Inc. (“SMC”) (together referred to as the “Company,” “we,” “us,” or “our”). The affiliates of GPS include its majority-controlled joint ventures and any variable interest entities for which Argan or one of its wholly-owned subsidiaries is deemed to be the primary beneficiary. Through GPS and APC, which together provide the major portion of consolidated revenues, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. TRC produces, delivers and installs fabricated steel components specializing in pressure vessels, heat exchangers and piping systems for industrial plants primarily located in the southern United States. In addition, TRC includes a plant services group that handles maintenance turnarounds, shutdowns and emergency mobilizations. SMC provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

Holding Company Structure

Argan was organized as a Delaware corporation in May 1961. We intend to make additional acquisitions and/or investments by identifying companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cash flows for the Company and value for our stockholders. Argan is a holding company with no operations other than its continuing investments in GPS, TRC, APC and SMC.

Power Industry Services

Our Power Industry Services are performed substantially by GPS which is a full service engineering, procurement and construction (“EPC”) contractor with the proven abilities of designing, building and commissioning large-scale energy projects in the United States. During calendar year 2017, it will celebrate the 20th anniversary of its founding. The extensive design, construction, start-up and operating experience of GPS has grown with installed and under-contract capacity for more than 76 facilities representing over 14,500 MW of power-generating capacity. Our power projects have included base-load combined-cycle facilities, simple-cycle peaking plants and boiler plant construction and renovation efforts. We have also broadened our experience into the renewable energy industry by providing EPC contracting services to the owners of alternative energy facilities, including biomass plants, wind farms and solar fields. Typically, the scope of work for GPS includes complete plant engineering and design, the procurement of equipment and construction from site development through electrical interconnection and plant testing. The durations of our construction projects may extend to three years. In the most recent construction firm rankings published in May 2016 by Engineering News-Record (ENR), GPS was ranked the 17th largest power industry construction contractor and the 54th largest design-build firm in the United States.

This reportable business segment also includes APC, a private company formed in Dublin, Ireland, over 40 years ago, and its affiliated companies, which we acquired in May 2015 for approximately $8.8 million in consideration, net of cash acquired. APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. APC has successfully completed projects in more than 30 countries on six continents. With its presence in Ireland and its other offices located in the United Kingdom, Hong Kong and New York, APC expanded our operations internationally for the first time. The operating results of APC have been included in our consolidated operating results since the date of its acquisition.

The revenues of our power industry services business segment were $587 million, $388 million and $377 million for the years ended January 31, 2017 (“Fiscal 2017”), 2016 (“Fiscal 2016”) and 2015 (Fiscal 2015”), respectively, or 87%, 94% and 98% of our consolidated revenues for the corresponding periods, respectively. During Fiscal 2017, we saw the addition of the CPV Towantic Energy Center project to our backlog of projects, the completion of two natural gas-fired power plant projects for affiliates of Panda Power Funds (“Panda”), and the performance of EPC services for five current natural gas-fired power plant projects.

The following table summarizes our large EPC power plant projects:

Current Projects	Location	Size of Facility	Date FNTP Received(1)	Scheduled Completion
Panda Liberty Power Project	Pennsylvania	829 MW	August 2013	2016(2)
Panda Patriot Power Project	Pennsylvania	829 MW	December 2013	2016(2)
Caithness Moxie Freedom Generating Station	Pennsylvania	1,040 MW	November 2015	2018
CPV Towantic Energy Center	Connecticut	785 MW	March 2016	2018
NTE Middletown Energy Center	Ohio	475 MW	October 2015	2018
NTE Kings Mountain Energy Center	North Carolina	475 MW	March 2016	2018
Exelon West Medway II Facility	Massachusetts	200 MW	(3)	(3)

(1)         Full Notice to Proceed (“FNTP”) represents the formal notice provided by the project owner instructing us to commence the activities covered by the corresponding EPC contract without limitation.

(2)         The Panda Liberty and the Panda Patriot Projects were completed during Fiscal 2017.

(3)         The FNTP has not been received by us, and the scheduled completion date is yet to be determined. During the quarter ended October 31, 2016, the project owner temporarily suspended new activity on this project pending the receipt of the necessary regulatory approvals.

During Fiscal 2015, we completed a biomass-fired project for East Texas Electric Cooperative, Inc. (“ETEC”) covering EPC contracting services for a 50 MW power plant fueled by chipped timber. We have been retained by ETEC for the operation and maintenance of this power plant for a term of three years beyond the completion of EPC services.

Contract Backlog

Contract backlog represents the total accumulated value of projects awarded less the amounts of revenues recognized to date on those contracts at a specific point in time. We believe contract backlog is an indicator of future revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and our expected future revenues. At January 31, 2017, the contract backlog for this reporting segment was approximately $1.0 billion. The comparable contract backlog as of January 31, 2016 was approximately $1.1 billion.

Project Developmental Activities

We opportunistically participate in developmental and related financing activities 1) to develop a proprietary pipeline for future EPC activities, 2) to secure exclusive rights to EPC contracts, and 3) to generate profits through interest and success fees. We partnered with Moxie Energy, LLC (“Moxie”) to take principal positions in the initial stages of development for three projects in the Marcellus Shale Region. All three developmental efforts were successfully completed resulting in GPS securing the rights for EPC contracts for large scale natural gas-fired power plants. Development efforts for the first two projects, the Panda Liberty Power Project (“Panda Liberty”) and the Panda Patriot Power Project (“Panda Patriot”), which were sold to Panda by Moxie, were completed in the fiscal year ended January 31, 2014 (“Fiscal 2014”). The development effort for the Caithness Moxie Freedom Generating Station project was completed in Fiscal 2015. Success fees received related to these three projects and recognized in our consolidated financial statements totaled $31.3 million.

Joint Ventures

As is common in our industry, EPC contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of completing a project or program for a project owner, such as a government agency or a commercial enterprise. These special purpose entities are generally dissolved upon completion of the corresponding project or program. Accordingly, GPS assigned the EPC contracts for the Panda Liberty and Panda Patriot projects to joint ventures that were formed during Fiscal 2014 to perform the work for the applicable project and to spread the bonding risk associated with the projects. Our partner for both ventures is the same large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that result from the performance of these EPC contracts for the projects. However, if the joint venture partner is unable to pay its share of any losses that may arise in the future, GPS would be fully liable. GPS has no significant remaining commitments beyond those related to the provision of warranty services under the EPC contracts for the completed Panda Liberty and Panda Patriot projects. The joint venture partners dedicated resources to the projects that were necessary to complete the power plants; they have been reimbursed for their costs. GPS has performed most of the activities pursuant to these EPC contracts. Due to our financial control over the joint ventures, they are included in our consolidated financial statements for the years ended January 31, 2017, 2016 and 2015.

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

Competition

We compete with numerous large and well capitalized private and public firms in the construction and engineering services industry. These competitors include Bechtel Corporation, Fluor Corporation and Black & Veatch, global firms providing engineering, procurement, construction and project management services; SNC-Lavalin Group, Inc., a diversified Canadian construction and engineering firm; Chicago Bridge & Iron Company N.V., a diversified firm providing consulting, engineering, construction and facilities management services; Skanska AB, a leading international project development and construction company; and Kiewit Corporation, an employee-owned global construction firm. These and other competitors are multi-billion dollar companies with thousands of employees. We also may compete with regional construction services companies in the markets where planned projects might be located.

To compete with these firms, we emphasize our proven track record as a cost-effective choice for the design, build and commissioning of natural gas-fired and alternative energy power systems. Our extensive and successful experience includes the efficient completion of natural gas-fired simple cycle and combined cycle power plants, wood/coal-fired plants, waste-to-energy plants, wind farms, solar fields and biofuel processing facilities, all performed on an EPC contract basis. Through the power industry services segment, we provide a full range of competitively priced development, consulting, engineering, procurement, construction, commissioning and maintenance services to project owners. We are able to react quickly to their requirements while bringing a strong, experienced team to help navigate through difficult technical, scheduling and construction issues. We believe that we are uniquely positioned to assist in the development and delivery of innovative renewable energy solutions as world energy needs grow and efforts to reduce the effects of climate change increase.

Customers

For Fiscal 2017, the Company’s most significant power industry service customers were NTE Ohio LLC; CPV Towantic, LLC; Moxie Freedom LLC; NTE Carolinas LLC and Panda Patriot LLC, which together represented 79% of consolidated revenues for the year. Each of these projects accounted for 10% or more of consolidated revenues for Fiscal 2017.

For Fiscal 2016, we recognized revenues associated with EPC contract services provided to Panda Patriot LLC and Panda Liberty LLC, the owners of the Panda Liberty and Panda Patriot projects, which represented approximately 73% of consolidated revenues in the aggregate.

Similar to Fiscal 2016, we also recognized significant portions of revenues for Fiscal 2015 pursuant to the EPC contracts for the Panda Liberty and Panda Patriot projects that represented approximately 86% of consolidated revenues in the aggregate for the year.

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

Industrial Fabrication and Field Services

On December 4, 2015, we acquired TRC, which was founded in 1977 and is headquartered near Greenville, North Carolina. TRC is principally an industrial steel fabricator and field services provider for both light and heavy industrial organizations primarily in the southern United States. We paid $0.5 million to acquire the member interests of TRC, and assumed approximately $15.6 million in debt obligations which we paid off on the acquisition date. TRC continues to operate under its own name with its own management team. Historically, TRC has been primarily a profitable company that incurred a net loss in 2015 up to the date of its acquisition by us, primarily due to it taking on large contracts that resulted in significant losses. With the reengagement and leadership of TRC’s founder, John Roberts, our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it is positioned to succeed in the future with a return to profitable operations. However, there can be no assurances that TRC will succeed in the future or will resume sustained profitability. Since the acquisition, we advanced an additional $22.5 million in cash to TRC in order to fund the completion of the work on the loss contracts, to enhance working capital and for other general corporate purposes. However, no advances have been made since March 2016.

TRC’s major customers include some of North America’s largest forest products companies, such as Weyerhaeuser, Resolute, Domtar and Georgia Pacific, mining companies and large fertilizer companies, such as PotashCorp. For Fiscal 2017, TRC generated revenues and pre-tax income of $79.0 million and $4.4 million, respectively, and completed the large pre-acquisition contracts that resulted in significant losses. Currently, TRC operates as its own reportable business segment, Industrial Fabrication and Field Services.

Telecommunications Infrastructure Services

Through SMC, which represents our telecommunications infrastructure services reportable business segment, we provide comprehensive technology wiring and utility construction solutions to customers in the mid-Atlantic region. We perform both outside plant and inside plant cabling. The revenues of SMC were $9.4 million, $10.4 million and $6.4 million for the years ended January 31, 2017, 2016 and 2015, respectively, or approximately 1%, 2% and 2% of our consolidated revenues for the corresponding years, respectively.

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

Consistently, a major portion of SMC’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with SMC’s major customers. Over the last three years, these major customers have included the Maryland Transit Administration and other state agencies; counties and municipalities located in Maryland; EDS and Southern Maryland Electric Cooperative, a local electricity cooperative.

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

Financing Arrangements

We have financing arrangements with Bank of America (the “Bank”) that are described in a Replacement Credit Agreement, effective August 10, 2015 (the “Credit Agreement”). The Credit Agreement, which supersedes our prior arrangements with the Bank, provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. We may also use the borrowing ability to cover standby letters of credit issued by the Bank for our use in the ordinary course of business. There were no actual borrowings outstanding under the Bank financing arrangements as of January 31, 2017 or 2016. Borrowing availability in the amount of $3.0 million has been designated to cover a letter of credit issued by the Bank, with a current expiration date of June 30, 2017, for insurance exposures.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. As of January 31, 2017, we were in compliance with the financial covenants of the Credit Agreement. We believe we will continue to comply with our financial covenants under the Credit Agreement.

The commercial bank that supports the activities of TRC has issued an outstanding irrevocable letter of credit on its behalf in the amount of $0.4 million with a current expiration date in January 2018.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. GPS, TRC and SMC each have an experienced full time safety director committed to ensuring a safe work place, as well as compliance with applicable permits, insurance and local and environmental laws. Contracts with customers in each of our reportable business segments may require performance bonds or other means of financial assurance to secure contractual performance. Under such circumstances and/or as a means to spread project risk, we may consider an arrangement with a joint venture party in order to provide the required bonding to a prospective project owner (see Note 4 to the accompanying consolidated financial statements). We maintain material amounts of cash, cash equivalents and short-term investments on our balance sheet, and, as indicated above, we have the commitment of the Bank to issue irrevocable standby letters of credit up to an aggregate amount of $10.0 million in support of our bonding collateral requirements. As of January 31, 2017, we had $0.8 billion in bonded backlog related to GPS.

Employees

The total number of personnel employed by us is subject to the volume of construction in progress and the relative amount of work performed by subcontractors. We had approximately 1,286 employees at January 31, 2017, substantially all of whom were full-time. We believe that our employee relations are good.

Materials Filed with the Securities and Exchange Commission

The public may read any materials that we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov. We maintain a website on the Internet at www.arganinc.com that includes access to financial data. Information on our website is not incorporated by reference into this Annual Report on Form 10-K.

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

Due primarily to the favorable operating results of GPS, we have generated income for nine fiscal years in a row. As described in the risks presented below, our ability to maintain profitable operations depends on many factors including the ability of the power industry services business segment to continue to obtain significant new EPC projects and to complete its projects successfully.

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

Our power industry service activities in any one fiscal quarter are typically concentrated on a few large construction projects for which we use the percentage-of-completion accounting method to determine corresponding revenues. To a substantial extent, our contract revenues are recognized as services are provided based on the amount of costs incurred. As the timing of equipment purchases, subcontractor services and other contract events may not be evenly distributed over the terms of our contracts, the amount of total contract costs may vary from quarter to quarter, creating uneven amounts of quarterly consolidated revenues. In addition, the timing of contract commencements, suspensions and completions may exacerbate the uneven pattern. As a result of the foregoing, future amounts of consolidated revenues, cash flow from operations, net income and earnings per share reported on a quarterly basis may vary in an uneven pattern and may not be indicative of the operating results expected for any other quarter or for an entire fiscal year, thus rendering consecutive quarter comparisons of our consolidated operating results a less meaningful way to assess the growth of our business.

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

The operations of our power industry services business, which substantially consist of the operations conducted by GPS, represent a significant portion of our consolidated revenues and profits. The revenues of this reportable business segment were approximately $587 million, $388 million and $377 million, or 87%, 94% and 98% of consolidated revenues, for Fiscal 2017, Fiscal 2016 and Fiscal 2015, respectively. Income before income taxes for these three years were $117 million, $82 million and $70 million, respectively. Moreover, at any time, GPS and APC have a limited number of construction contracts. For example, five EPC projects of this reportable segment represented 97% of the aggregate value of our contract backlog at January 31, 2017 and provided 70% of our consolidated revenues for Fiscal 2017. Our inability to successfully manage and grow our power industry services business will adversely affect our consolidated operating results and financial condition.

Backlog may be an uncertain indicator of future revenues as it is subject to unexpected adjustments, delays and cancellations.

At January 31, 2017, the total contract backlog of the power industry services business was $1.0 billion. Projects awarded to us may remain included in our backlog for an extended period of time. In addition, project cancellations or scope adjustments or foreign currency fluctuations may occur with respect to contracts reflected in our backlog that could reduce the dollar amount of our backlog and the revenues and profits that we actually earn. Should any unexpected suspension, termination or delay of the work under such contracts occur, our results of operations may be materially and adversely affected. For example, construction work was suspended indefinitely on APC’s largest project at the time when the project owner was unable to secure debt financing in the wake of the United Kingdom voting to leave the European Union on June 23, 2016 (“Brexit”), resulting in the project being removed from our backlog. In addition, as of January 31, 2017, our contract backlog included one EPC contract for which activity has been temporarily suspended by the project owner primarily due to delays in the project owner obtaining the necessary regulatory approvals. We cannot guarantee that future revenues projected by us based on our backlog at January 31, 2017 and subsequently awarded projects will be realized or will result in profitable operating results.

Unsuccessful efforts to develop energy plant projects could result in write-offs and the loss of future business.

It is not uncommon in our industry that EPC contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a client, such as a government agency or a commercial enterprise. Such entities are generally dissolved upon completion of the corresponding project or program.

For example, Moxie, an unaffiliated power plant project development firm, formed a special purpose entity during Fiscal 2015, Moxie Freedom LLC (“Moxie Freedom”), for the purpose of developing a natural gas-fired power plant project in Luzerne County, Pennsylvania. We signed a development loan agreement with Moxie Freedom with a commitment to lend up to $6 million in funding; we were granted the exclusive right to provide EPC services for the project and we received a commitment to be paid a success fee upon the successful completion of the development effort by Moxie Freedom. In early November 2015, Moxie sold a substantial portion of its ownership interest in Moxie Freedom and we received full repayment of our development loans, the related accrued interest and our share of the development success fee, and GPS received a full notice-to-proceed with activities pursuant to the corresponding EPC contract. Approximately 31% of our consolidated revenues for Fiscal 2017 was earned pursuant to the EPC contracts that were obtained as a result of our supporting the three power plant development projects sponsored by Moxie. With the final completion of two of the EPC contracts during Fiscal 2017, approximately 28% of our contract backlog as of January 31, 2017 relates to the remaining EPC contract obtained through these efforts.

There are no assurances that we will benefit from successful future development efforts.  Failure to obtain the opportunity to support future power plant development projects or the failure of any project developer firms supported by us to complete the development of power plants in the future would result in the loss of future potential construction business and could result in write-off adjustments related to the balance of any project development costs or amounts lent to potential project owners. During Fiscal 2017, we recorded a provision for uncollectible accounts in the amount of $1.1 million related to outstanding loans made by us to an energy project developer as the likelihood of the projects successfully being financed decreased. Similar adjustments related to future developmental projects could have a material adverse impact on our operating results for a future reporting period.

Risks Related to Our Operational Execution

We may experience reduced profits or losses under contracts if costs increase above estimates.

Generally our business is performed under contracts that include cost and schedule estimates in relation to our services. Inaccuracies in these estimates may lead to cost overruns that may not be paid by our clients thereby resulting in reduced profits or losses. If a contract is significant or there are one or more events that impact a contract or multiple contracts, cost overruns could have a material impact on our reputation or our financial results, negatively impacting our financial condition, results of operations or cash flow. At GPS, nearly 100 percent of the dollar-value of our current backlog relates to fixed-price contracts, where we bear a significant portion of the risk for cost overruns. If we fail to accurately estimate the resources and time necessary for these types of contracts, or fail to complete these contracts within the timeframes and costs to which we have agreed, there could be a material impact on our financial results as well as our reputation. Risks under our contracts which could result in cost overruns, project delays or other problems may include:

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

•                  unforeseen increases in or failures to properly estimate the costs of raw materials, components, equipment, labor or warranties, or the inability to obtain resources when needed;

•                  delays or productivity issues caused by weather conditions;

•                  incorrect assumptions related to productivity, scheduling estimates or future economic conditions;

•                  work stoppages and other declines in the productivity of construction workers; and

•                  modifications to projects that create unanticipated costs or delays.

These risks tend to be exacerbated for longer-term contracts because there is increased risk that the circumstances under which we based our original cost estimates or project schedules will change with a resulting increase in costs. In many of these contracts, we may not be able to obtain compensation for additional work performed or expenses incurred and, if a project is not executed on schedule or if the contractually required performance of a plant is not achieved, we may be required to pay liquidated damages. In addition, these losses may be material and can, in some circumstances, equal or exceed the full value of the contract. In such events, our financial condition, results of operations or cash flow could be negatively impacted.

We try to mitigate these risks by reflecting in our overall cost estimates the reasonable possibility that a number of different and potentially unfavorable outcomes might occur. If certain risk scenarios transpire and cost overruns occur on a project, it is possible that our overall cost estimate can absorb the cost overruns. There are no assurances that our estimates will be sufficient, which may lead to decreased profits or losses. In some cases, as certain risk scenarios are eliminated or are diminished significantly, and we estimate that the likelihood of unforeseen cost overruns has reduced, we may increase the estimated gross margin on the project by decreasing the remaining overall cost estimate.

We may be involved in litigation proceedings, potential liability claims and contract disputes which could reduce our profits.

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

Our future success is substantially dependent on the continued service and performance of the members of our current executive team and the senior management members of our businesses, including William Griffin, Jr., the chief executive officer of GPS, and John Roberts, the chief executive officer and founder of TRC. We cannot be certain that any such individual will continue in such capacity or continue to perform at a high level for any particular period of time. Our ability to operate productively and profitably, particularly in the power services industry and particularly related to the various new EPC projects recently awarded to GPS, may be limited by the loss of key personnel or our inability to attract, employ, retain and train skilled personnel necessary to meet our future requirements. We cannot be certain that we will be able to maintain experienced management teams and an adequately skilled group of employees necessary to operate efficiently, to execute EPC contracts successfully and to support our future growth strategy. The loss of key personnel, or the inability to hire and retain qualified employees in the future, could negatively impact our ability to manage our business.

The shortage of skilled craft labor may negatively impact our ability to execute on our EPC contracts.

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

Failure to maintain safe work sites could result in significant losses as our employees work on projects that are inherently dangerous.

We often work on large-scale and complex projects, sometimes in geographically remote locations. Our project sites can place our employees and others near large and/or mechanized equipment, high voltage electrical equipment, moving vehicles, dangerous processes or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation. Often, we are responsible for safety on the project sites where we work. Many of our clients require that we meet certain safety criteria to be eligible to bid on contracts. Further, regulatory changes implemented by

OSHA or similar government agencies could impose additional costs on us. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our Company. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability, and adversely impact our ability to obtain projects in the future.

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

If the amount we are required to pay for subcontractors or equipment and supplies exceeds what we have estimated, especially when we are operating under a lump sum or a fixed-price type construction contract, we may suffer losses on these contracts. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to source these supplies, equipment or services on an expedited basis or at a higher price than anticipated which could impact contract profitability in an adverse manner. In addition, if a subcontractor fails to pay its subcontractors, suppliers or employees, liens may be placed on our project requiring us to incur the costs of reimbursing such parties in order to have the liens removed.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to fulfill such obligations.

In some instances and in many of our fixed price contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes provide that the project, when completed, will also achieve certain performance standards. If we subsequently fail to complete the project as scheduled, or if the project subsequently fails to meet guaranteed performance standards, we may be held responsible for cost impacts to the customer resulting from any delay or modifications to the plant in order to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages or an obligation to re-perform substandard work. If these events would occur, the total costs of the project would exceed our original estimate, and we could experience reduced profits or a loss for that project.

Future bonding requirements may adversely affect our ability to compete for new energy plant construction projects.

Our construction contracts frequently require that we obtain payment and performance bonds from surety companies on behalf of project owners as a condition to the award of such contracts. Historically, we have had a strong bonding capacity. As of January 31, 2017, the contract value of future work covered by outstanding performance bonds was $0.8 billion. However, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds.

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

The viability of the gas-fired power plant projects that we work on are based substantially on the availability of inexpensive natural gas supplies provided through the use of hydraulic fracturing drilling techniques. Certain technological advancements led to the widespread use of hydraulic fracturing (“fracking”) and horizontal drilling techniques in recent years in order to reach natural gas and oil deposits previously trapped within shale rock formations deep under the earth’s surface. The new supplies have transformed the oil and gas industry in the United States. In particular, the new supplies of natural gas have depressed the price of natural gas in the United States, making the operation of natural gas-fired power plants more economically appealing. However, the process of fracking uses large volumes of highly pressurized water to break-up the shale rock formations and to free the trapped natural gas and oil. This process is controversial due to concerns about the disposal of the waste water, the possible contamination of nearby water supplies and potential seismic events. As a result, not all states permit the use of fracking. Should future evidence confirm the concerns, or should a major contamination or seismic episode occur in the future, the use of fracking may be suspended, limited, or curtailed by state and/or federal regulation. As a result, the supply of inexpensive natural gas may not be available in the future and the economic viability of gas-fired power plants may be jeopardized. A reduction in the pace of the construction of new gas-fired power plants would have a significantly adverse effect on our future operating results.

If the future shutdown of existing coal-fired power plants slows, the demand for our construction services could decline.

Many coal-fired power plants have been shut down or are scheduled for shut down as the demand for coal as a power source has been adversely affected by the inexpensive supply of natural gas in the United States, as well as by regulations regarding air pollution adopted or under development by the U.S. Environmental Protection Agency (the “EPA”). These regulations included the Clean Power Plan rules, finalized in 2015 regarding carbon dioxide emissions from certain new and existing fossil-fuel power plants and the Mercury and Air Toxics Standards (“MATS”). MATS requires large coal-fired electricity generators to meet stricter emission standards by incorporating emission control technologies in existing power facilities. Some power plant operators have reportedly decided that retrofitting units to meet the MATS standards would be cost-prohibitive and are choosing to retire older coal-fired units.

On the other hand, the policies and actions of newly elected or appointed government officials may present risks to our power industry services business. The nonresidential sector of the domestic construction industry may receive a significant boost from significant increases in spending on our country’s infrastructure, particularly transportation. However, the expected pro-business tilt of the new administration may continue to result in the reduction or elimination of environmental rules and regulations aimed at curbing greenhouse gas emissions. By executive order, roll-back of the climate initiatives of the previous administration has begun. Should the federal government’s anti-pollution regulations be eliminated or stalled by the new administration, overturned or modified by the courts, repealed by Congress, or otherwise weakened or eliminated, the rate of coal-fired power plant shutdowns may slow, thereby reducing the number of future gas-fired power plant construction opportunities for us in the future.

We could be subject to compliance with environmental laws and regulations that would add costs to our business.

Our operations are subject to compliance with federal, state and local environmental laws and regulations, including those relating to discharges to air, water and land, the handling and disposal of solid and hazardous waste, and the cleanup of properties affected by hazardous substances. Certain environmental laws impose substantial penalties for non-compliance and others, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, impose strict, retroactive, and joint and several liability upon persons responsible for releases of hazardous substances. We continually evaluate whether we must take additional steps to ensure compliance with environmental laws, however, there can be no assurance that these requirements will not change and that compliance will not adversely affect our operations in the future.

We may be affected by market or regulatory responses to climate change.

Growing concerns about climate change may result in the imposition of additional environmental regulations. For example, there is a growing consensus that new and additional regulations may be enacted concerning, among other things, greenhouse gas emissions that could result in increased compliance costs for us and our clients. Legislation, international protocols, regulation or other restrictions on emissions could also affect our clients, including those who are involved in the exploration, production or refining of fossil fuels, emit greenhouse gases through the combustion of fossil fuels or emit greenhouse gases through the mining, manufacture, utilization or production of materials or goods. Such policy changes could increase the costs of projects for our clients or, in some cases, prevent a project from going forward, thereby potentially reducing the need for our services, which would in turn have a material adverse impact on our business, financial condition, and results of operations. However, these changes could also increase the pace of projects, such as carbon capture or storage projects, which could have a positive impact on our business. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on us or on our customers.

The inability of our customers to receive or to avoid delay in receiving the applicable regulatory approvals relating to projects may result in lost or postponed revenues for us.

The commencement and/or execution of many of the construction projects performed by our power industry services segment are subject to numerous regulatory permitting processes. Applications for permits may be opposed by individuals or environmental groups, resulting in delays and possible denial of the permits. There are no assurances that our project-owner customers will obtain the necessary permits for these projects, or that the necessary permits will be obtained in order to allow construction work to proceed as scheduled. For example, during Fiscal 2017 we have not received a full notice to proceed related to our EPC contract at the Exelon West Medway II Facility due to delays in regulatory approvals and new activity on this project was suspended. Failure to commence or complete construction work as anticipated could have material adverse impacts on our future revenues, profits and cash flows from operations.

Our revenues and profitability may be adversely affected by a reduced level of activity in the hydrocarbon industry.

Previous declines in oil or natural gas prices or activities in the hydrocarbon industry could adversely affect the demand for our services. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the United States, though gas prices have partially rebounded in Fiscal 2017. Regardless, the overall relatively low prices for oil and natural gas has resulted in cutbacks in exploration, extraction and production activities which may lead to reductions in future supplies of natural gas and increased prices. Continued rising natural gas prices may adversely impact the favorable economic factors for project owners as they consider the construction of natural gas-fired power plants in the future. In addition, critical financing for new power plants and major improvement to existing plants may continue to be unavailable as certain project owners suffer from reduced current and projected oil and natural gas revenues. Any reduction in the number of future power plant project construction or improvement opportunities could adversely affect our power industry service business.

If financing for new energy plants is unavailable or too expensive, construction of such plants may not occur and we may lose any investment made in the projects.

Historically, natural gas-fired power plants have been constructed typically by large utility companies. However, to a large extent, the construction of new energy plants, including alternative and renewable energy facilities, is conducted by independent power producers including private investment groups. This type of project owner may be challenged in obtaining financing necessary to complete the project. Should debt financing for the construction of new energy facilities, including alternative or renewable energy plants, not be available or become cost prohibitive, equity investors may not be able to invest in such projects, thereby adversely affecting the likelihood that GPS and APC will obtain contracts to construct such plants. In March 2017, The Federal Reserve increased the target federal funds rate to a range between 0.75% and 1.00%, and it is expected to raise it further in the future. The increased rate is an indicator that The Federal Reserve wants to slow the pace of economic growth by increasing the cost of borrowing. Increased borrowing costs could reduce the rate of return on a planned power plant project and result in it not being built. For example, construction work was suspended during Fiscal 2017 on APC’s largest project when the project owner was unable to secure debt financing in the wake of Brexit, resulting in losses being incurred by us on the project in Fiscal 2017.

We periodically see new business opportunities that contemplate our making an investment in the ownership of a new project, at least during the development phase of the project, in order to improve the probability of an EPC contract award. Because we believe in the strength of our balance sheet, we are willing to consider the opportunities that include reasonable and manageable risks. Failure of a project owner to obtain such financing will make it likely that we will not recover the amount of any investment made by us in the project.

Intense global competition for engineering, procurement and construction contracts could reduce our market share.

We serve markets that are highly competitive and in which a large number of multinational companies compete. These competitors may include Bechtel Corporation, Fluor Corporation, Black & Veatch, SNC-Lavalin Group, Inc., Chicago Bridge & Iron Company N.V., Skanska AB, Kiewit Corporation as well as other large companies located overseas in countries like Spain and Korea. In addition, it appears that the world’s largest natural gas turbine manufacturers are intent on developing turnkey capabilities for power plant project owners, particularly for overseas markets. These and other competitors are multi-billion dollar companies with thousands of employees. Competing effectively requires substantial financial resources, the availability of skilled personnel and equipment when needed and the effective use of technology. Competition also places downward pressure on our contract prices and profit margins and may force us to accept contractual terms and conditions that are not normal or customary, thereby increasing the risk that we may have losses on such contracts. Intense competition is expected to continue in our markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and replace completed projects with new customers and projects with desirable margins, we could lose market share to our competitors and experience an overall reduction in future revenues and profits.

Cyber-security breaches of our systems and information technology could adversely impact our ability to operate.

The efficient operation of our business is dependent on a number of information technology systems both for us and for others. Various privacy and security laws require us to protect sensitive and confidential information from disclosure. In addition, we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party’s information entrusted to us) from disclosure. Our computer systems face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber-attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our clients and other business partners. While we endeavor to maintain industry-accepted security measures and technology to secure our computer systems, these systems and the information stored on these systems may still be subject to threats. A party who circumvents our security measures could misappropriate confidential or proprietary information, or could cause damage or interruptions to our systems. Any of these events could damage our reputation or have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Of significance, the loss of the Domestic Production Activities Deduction (“DPAD”) could increase our effective income tax rate. Under the current Internal Revenue Code, a corporation is allowed a DPAD equal to the specified percentage for the tax year of the corporation’s qualified production activities income for the tax year, subject to certain limits. For the years ended January 31, 2017, 2016 and 2015, the favorable income tax effects of permanent differences included significant amounts relating to the DPAD. Speculations about future income tax reform often cite the need for a reduction of the current federal tax rate of 35%. Should any future reduction of the corporate income tax rate be offset by reductions or even the eliminations of certain corporate tax expenditures like the deferral of the active income of controlled foreign corporations or the DPAD, the net change could result in an increase to our overall effective federal income tax rate which could have a material adverse effect on our profitability and liquidity.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws.

The U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We may operate in parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our personnel concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, suppliers, agents and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor compliance. We cannot assure that our internal controls and procedures always will protect us from the possible reckless or criminal acts committed by our employees or agents. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, agents, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if ultimately such litigation or investigations demonstrate that we did not violate anti-bribery laws, could be costly and could divert management’s attention away from other aspects of our business.

Risks Related to Our Acquisitions

The acquisition of The Roberts Company may not be successful, which could result in significant future losses.

On December 4, 2015, we acquired TRC, which is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States.  We paid $0.5 million to acquire the member interests and assumed approximately $15.6 million in bank debt obligations, which we paid off. Since the acquisition, we have advanced an additional $22.5 million to enable TRC to finish the work on the loss contracts, to provide working capital and for other general corporate purposes. TRC historically has been primarily a profitable company that incurred a net loss in the period leading up to the acquisition date primarily due to TRC taking on large contracts that resulted in significant losses that were largely unrecoverable. With the reengagement and leadership of its founder, John Roberts, our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it is positioned to succeed in the future. For Fiscal 2017, TRC generated revenues and pre-tax income of $79.0 million and $4.4 million. Moreover, it completed the pre-acquisition large contracts that resulted in significant losses, and no cash advances have been made to TRC since March 2016. However, there can be no assurances that TRC will succeed in the future or to sustain profitable operations. The failure of TRC to achieve sustained profitable operating results will adversely affect our future consolidated operating results, including gross profits, gross profit percentages and cash flows from operations.

The future operating results of Atlantic Projects Company may not be favorable, which could adversely affect our consolidated revenues, earnings and cash flows.

On May 29, 2015, we acquired APC, a company located near Dublin in the Republic of Ireland for consideration valued at $8.8 million, net of the amount of cash acquired. APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. Most importantly, the expected growth of this business in the foreseeable future is dependent on the construction of new biomass-fired and natural gas-fired power plants in the Republic of Ireland, the United Kingdom, the United States and other countries throughout the world. APC’s primary market is the United Kingdom. In the wake of Brexit, the resulting sterling pound drop, financial market uncertainty and recessionary pressures will likely impact the availability of financing for future power plant developments in the United Kingdom for the foreseeable future. It is anticipated that this process, when completed, could result in greater regulatory complexities and possibly result in more restrictive business activities between the United Kingdom and the European Union. In addition, Brexit may cause general disruption to the global economic markets. Brexit may adversely impact our relationships with our existing and future customers, suppliers, employees and subcontractors, and may otherwise have an adverse effect on our business, operations and financial condition. APC’s second largest market has been the Middle East, which has experienced decreased project activity due to capital constraints resulting from decreased oil revenues. APC incurred an operating loss for Fiscal 2017. In addition, APC recorded an impairment loss of $2.0 million during the second quarter, which amount represented approximately 49% of its goodwill and which has been reflected in the consolidated statement of earnings for Fiscal 2017. If existing projects struggle and the anticipated new project opportunities do not occur or are delayed or if APC fails to win work associated with such new projects, the future operating results of APC, including revenues, earnings and cash flows, could be adversely affected with corresponding adverse impacts on our future consolidated operating results.

Future acquisitions and/or investments may not occur which could limit the growth of our business.

We are a holding company with no operations other than our investments in GPS, TRC, APC and SMC. We want to make additional acquisitions and/or investments that would provide positive cash flow to us and value to our stockholders. However, additional companies meeting these criteria and that provide products and/or services in growth industries similar to ours and that are available for purchase at attractive prices are difficult to find. Discussions with the principal(s) of potential acquisition targets may be protracted and ultimately terminated for a variety of reasons. Further, due diligence investigations of attractive target companies may uncover unfavorable data, and the negotiation and consummation of acquisition agreements may not be successful.

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

The aggregate carrying amount of goodwill, other purchased intangible assets with indefinite lives and long-lived purchased intangible assets included in our consolidated balance sheet as of January 31, 2017 was approximately $43.1 million, or approximately 7% of total consolidated assets and 15% of consolidated net assets attributable to our stockholders.

During the fourth quarter of the current year, we performed full assessments of the carrying values of goodwill for APC and TRC, and we determined that no impairment loss had incurred. Future assessments of these assets, as well as our long-lived assets, may be conducted if we identify indications of impairment, as occurred during the second quarter of Fiscal 2017 for APC. As discussed previously, in the quarter we recorded an impairment loss related to the goodwill of APC in the amount of $2.0 million which amount was approximately 49% of the total. Should the operating results of GPS, APC, TRC or any future acquired company experience unexpected deterioration, we could be required to record impairment losses related to purchased intangible assets. Impairment losses, if any, would be recognized as operating expenses and would adversely affect future profitability.

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

Future stock option exercises may dilute the ownership of the Company’s current stockholders.

The average of the monthly closing prices for our common stock for the year ended January 31, 2017 was $48.08 per share and the closing price of our stock on the last day of the fiscal year was $73.75 per share. During the year ended January 31, 2017, the exercise of stock options by our employees and directors resulted in the issuance of 621,750 shares of our common stock at a weighted average purchase price of $25.57 per share; the aggregate intrinsic value of such shares was approximately $18.4 million. As of January 31, 2017, there were outstanding options to purchase 707,150 shares of our common stock at a weighted average purchase price of $39.04 per share. Based on the market price of the Company’s common stock as of January 31, 2017, the aggregate intrinsic value of the outstanding options was approximately $24.5 million. Future exercises of options to purchase shares of common stock at prices below prevailing market prices for such stock may result in ownership dilution for current stockholders, which is reflected, in part, in our weighted average number of shares outstanding on a diluted basis.

Our officers, directors and certain unaffiliated stockholders have substantial control over the Company.

As of January 31, 2017, our executive officers and directors as a group owned approximately 7% of our voting shares including an aggregate of 322,000 shares of common stock that may be purchased upon the exercise of stock options held by our executive officers and directors (and deemed exercisable at January 31, 2017), 402,411 shares of common stock beneficially owned by Rainer H. Bosselmann (our Chairman of the Board and Chief Executive Officer) and 316,150 shares beneficially owned by William F. Griffin, Jr. (a founder and the current chief executive officer of GPS and member of our Board of Directors). An additional 3.4% of the outstanding shares are controlled by Allen & Company entities (“Allen”). One of our independent directors is an officer of Allen. In addition, four other stockholders owned approximately 23.2% of our voting shares in total. These groups of stockholders may have significant influence over corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets, and may substantially influence the election of directors and other actions requiring stockholder approval.

We may not pay cash dividends in the future.

Annually, our board of directors evaluates the Company’s ongoing operational and financial performance in order to determine what role strategically aligned dividends should play in creating shareholder value. Due primarily to the continued strong performance of GPS and the associated cash flows, we paid regular and special cash dividends of $0.70 and $0.30 per share, respectively, for a total of $1.00 per share during calendar year 2016, a regular cash dividend in the amount of $0.70 per share during the calendar year 2015 and we paid special cash dividends during the calendar years 2014, 2013, 2012 and 2011 in the amounts of $0.70, $0.75, $0.60 and $0.50 per share, respectively. There can be no assurance that the evaluations of our board of directors will result in the payment of cash dividends in the future.

As our common stock is thinly traded at times, the stock price may be volatile and investors may have difficulty disposing of their investments at prevailing market prices.

Our common stock is listed for trading on the NYSE stock exchange and trades under the symbol AGX. Despite the listing on this national stock exchange, our common stock may trade thinly and sporadically at times and no assurances can be given that a larger market will ever develop, or if developed, that it will be maintained.

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

TRC leases an 18.77 acre industrial facility (79,774 square feet) in Winterville, North Carolina under an operating lease agreement expiring in April 2018. We expect to extend the term of this lease on commercially acceptable terms prior to its current expiration date. The facility consists of three fabrication and warehouse buildings totaling 60,356 square feet, a 9,700 square foot maintenance shop, an office building (7,793 square feet) and a 1,925 square foot modular office building. The lessor of this arrangement is the founder and current Chief Executive Officer of TRC, John Roberts. Effective April 1, 2016, based on third party market rent valuations, rent was set at $300,000 per annum payable in equal quarterly installments. TRC is responsible for normal repairs and maintenance, property taxes, utilities and insurance. TRC also owns and occupies a one-story industrial fabrication and warehouse facility (90,000 square feet) containing approximately 5,400 square feet of office space and the underlying land (12.16 acres) in the City of Winterville, Pitt County, North Carolina.

APC owns and occupies a warehouse and ancillary offices that total 8,406 square feet in Nenagh, County Tipperary, in the Republic of Ireland. The property occupies a site of approximately 1.97 acres and includes secure yards, industrial units and modern offices. APC also leases its headquarters offices in a townhouse structure in Dun Laoghaire, which is near Dublin, under an operating lease agreement. The previous lease was with a former APC shareholder prior to the sale of the property to certain current executives at APC during Fiscal 2017. Effective January 1, 2017, a lease between APC and the certain current executives at APC was executed with an initial term of 7 years. Based on two third party market rent valuations, rent was set at 50,000 Euros per annum payable in equal quarterly installments.

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

ITEM 3.  LEGAL PROCEEDINGS.

Included below and in Note 12 to the accompanying consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K are discussions of legal matters resolved during Fiscal 2017 and specific legal proceedings active at January 31, 2017. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our consolidated financial statements.

PPS Matters

In February 2016, PPS Engineers, Inc. (“PPS”) filed a lawsuit in Person County, North Carolina, against TRC seeking the payment of $0.9 million from TRC related to contractual obligations and unpaid billings. PPS has placed liens on the property of the customers where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Calhoun, Tennessee in the amount of approximately $2.5 million. PPS and TRC were under common management control by the former executive management of TRC prior to our acquisition of TRC on December 4, 2015. Until 2013, PPS and TRC operated under a Management Services Agreement (“MSA”) pursuant to which TRC, among other things, provided general and administrative support services to PPS in exchange for a management fee based on intercompany billings. The MSA expired by its own terms in 2013. Following the expiration of the MSA, TRC and PPS agreed to operate as entirely separate entities.

On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contracts between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied. Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total approximately $2.2 million. The amounts invoiced by PPS were accrued by TRC. The corresponding liability amount was included in accounts payable in the consolidated balance sheet as of January 31, 2017. TRC has not recorded an account receivable related to its responses to the claims of PPS.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The table below sets forth the high and low closing prices for our common stock during each quarter in the three-year period ended January 31, 2017 and during the period February 1, 2017 through April 7, 2017. Shares of our common stock trade under the symbol AGX on the NYSE stock exchange.

	High Close	Low Close
Fiscal Year Ended January 31, 2015
1st Quarter	$30.00	$26.77
2nd Quarter	38.01	27.01
3rd Quarter	40.47	29.25
4th Quarter	34.92	30.22
Fiscal Year Ended January 31, 2016
1st Quarter	$37.16	$31.30
2nd Quarter	40.48	31.78
3rd Quarter	41.41	33.45
4th Quarter	39.82	28.92
Fiscal Year Ended January 31, 2017
1st Quarter	$35.16	$28.72
2nd Quarter	46.85	32.72
3rd Quarter	59.46	45.98
4th Quarter	75.70	54.50
Fiscal Year Ending January 31, 2018
1st Quarter (through April 7, 2017)	$74.50	$63.85

As of April 7, 2017, we had approximately 93 stockholders of record.

Prior to November 2011, we did not pay cash dividends on our common stock, choosing to retain earnings in order to finance the development and expansion of our business. The confidence of the members of our board of directors in the strength of GPS resulted in the payment of special cash dividends to stockholders of $0.70 per share in November 2014, $0.75 per share in November 2013, $0.60 per share in November 2012 and $0.50 per share in November 2011. Beginning in November 2015, our board of directors declared a regular cash dividend to stockholders of $0.70 per share reflecting increased confidence and a commitment to paying dividends into the future. In October 2016, our board of directors declared regular and special cash dividends of $0.70 and $0.30 per share, respectively, for a total of $1.00 per share.

Each year, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining the amount of the regular dividend. There can be no assurance that these evaluations will result in the payment of cash dividends in the future.

Common Stock Price Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on our common stock for the last five years with the S&P 500, a broad market index, and the Dow Jones US Heavy Construction TSM Index, a group index of companies whose focus is limited primarily to heavy civil construction. The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each index at January 31, 2012, and that all dividends were reinvested in additional shares of common stock. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Argan, Inc., the S&P 500 Index
and the Dow Jones US Heavy Construction TSM Index
$700
$600
$500
$400
$300
$200
$100
$0
1/12
1/13
1/14
1/15
1/16
1/17
*$100 invested on 1/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending January 31.
Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.
Copyright© 2017 S&P Dow Jones Indices LLC, a division of S&P Global. All rights reserved.
Argan, Inc.
S&P 500
Dow Jones US Heavy Construction TSM

	Years Ended January 31,
	2012	2013	2014	2015	2016	2017
Argan, Inc.	100.00	134.24	210.03	229.93	232.26	579.04
S&P 500	100.00	116.78	141.91	162.09	161.01	193.28
Dow Jones US Heavy Civil Construction	100.00	119.96	139.04	97.71	90.80	129.98

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

The following table sets forth certain information, as of January 31, 2017, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities Issuable under Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance(1)
Equity Compensation Plans Approved by the Stockholders(2)	707,150	$39.04	445,000
Equity Compensation Plans Not Approved by the Stockholders	—	—	—
Totals	707,150	$39.04	445,000

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

	Years Ended January 31,
	2017(1)	2016(1)	2015(1)	2014(1)	2013(2)
Statement of Earnings Data
Revenues	$675,047	$413,275	$383,110	$227,455	$278,635
Gross profit	146,711	99,465	83,603	78,848	50,135
Gross profit %	21.7%	24.1%	21.8%	34.7%	18.0%

Income from operations	$112,254	$74,405	$64,133	$65,930	$35,380
Net income	77,426	50,204	43,455	43,344	21,817
Net income attributable to our stockholders	70,328	36,345	30,445	40,125	23,265

Earnings per share attributable to our stockholders
Basic	$4.67	$2.46	$2.11	$2.85	$1.69
Diluted	4.50	2.42	2.05	2.78	1.65
Cash dividends per share	1.00	0.70	0.70	0.75	0.60

	As of January 31,
	2017	2016	2015	2014	2013
Balance Sheet Data(3)
Total assets(4)	$644,247	$409,791	$391,193	$323,128	$234,724
Total liabilities(4)	351,678	187,936	216,241	165,351	115,556
Total equity	292,569	221,855	174,952	157,777	119,168

Other Data
Contract backlog	$1,010,772	$1,162,569	$423,877	$790,594	$182,012
Number of employees	1,286	1,188	862	359	246

(1)         For the years ended January 31, 2017, 2016, 2015 and 2014, net income attributable to noncontrolling interests was $7.1 million, $13.9 million, $13.0 million and $3.2 million, respectively (see Note 4 to our accompanying consolidated financial statements).

(2)         For the fiscal year ended January 31, 2013, the net loss attributable to noncontrolling interests was $1.4 million.

(3)         During the five-year period ended January 31, 2017, we did not have any long-term obligations or redeemable preferred stock.

(4)         The amounts for total assets and total liabilities as of January 31, 2016 and 2014 were restated to reflect the reclassification of deferred taxes (see Note 2 to the accompanying consolidated financial statements).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2017, and the results of their operations for the years ended January 31, 2017, 2016 and 2015, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K (the “2017 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this 2017 Annual Report that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2017 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, which together provided 87%, 94% and 98% of consolidated revenues for the years ended January 31, 2017, 2016 and 2015, respectively, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities, and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment produces, delivers and installs fabricated steel components specializing in pressure vessels, heat exchangers and piping systems for industrial plants primarily located in the southern United States. In addition, TRC includes a plant services group that handles maintenance turnarounds, shutdowns and emergency mobilizations. Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region. At the holding company level, we intend to make additional acquisitions and/or investments by identifying companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cash flows and value for our stockholders.

Overview

Fiscal 2017 was another year of growth for us.

•                  Revenues increased 63.3% to $675.0 million for Fiscal 2017 as compared to $413.3 million for the prior year.

•                  Our overall gross profit percentage remained strong at 22% for Fiscal 2017 as compared to 24% for the prior year. The resulting gross profit amount increased 48% to $146.7 million for Fiscal 2017 as compared to $99.5 million for the prior year.

•                  Net income attributable to the stockholders of Argan increased 94% to $70.3 million for Fiscal 2017 as compared to $36.3 million for the prior year.

•                  EBITDA(1) attributable to the stockholders of Argan increased 76% to $110.6 million for Fiscal 2017 as compared to $62.9 million for the prior year.

•                  We declared and paid $1.00 per share in cash dividends during Fiscal 2017.

•                  Our tangible net worth(2) increased by 45% to $248.5 million as of January 31, 2017 from $171.8 million as of January 31, 2016.

•                  Our liquidity, or working capital(3), increased by 46% to $237.2 million as of January 31, 2017 from $162.9 million as of January 31, 2016.

•                  Our contract backlog was $1.0 billion as of January 31, 2017.

•                  During Fiscal 2017, we achieved contractual final completion on the Panda Liberty and Panda Patriot projects and we continued to ramp up work on four other gas-fired power plant projects which are all expected to be completed during the fiscal year ending January 31, 2019.

(1)              EBITDA is a measure not recognized under generally accepted accounting principles (“GAAP”). We have defined EBITDA as earnings before interest, taxes, depreciation and amortization (see the presentation of EBITDA for Fiscal 2017, Fiscal 2016 and Fiscal 2015 on page 36 below).

(2)              We define tangible net worth as our total stockholders’ equity less goodwill and intangible assets, net.

(3)              We define working capital as our total current assets less our total current liabilities.

Since the acquisition of GPS in December 2006, over ten years ago, we have responded through challenging industry economic cycles with the growth in revenues and profitability trending upwards as illustrated below. Note that the amounts in the chart for Net Income and EBITDA are attributable to the stockholders of Argan, Inc. (dollars in millions):

Since fiscal year ended January 31, 2007 (the year during which we acquired GPS), we have achieved an average annual growth in revenues of 14% per year and an average growth in EBITDA (attributable to the stockholders of Argan) of 36% per year.

These results could not have been achieved without the operational excellence of our employees, particularly during the last two years. Over this period, their dedication to multiple tasks and to overcome many associated hurdles was especially reflected in our successfully ramping up four new EPC projects while completing both the Panda Liberty and Panda Patriot projects. These six EPC projects were the most significant drivers of our financial results for Fiscal 2017 and Fiscal 2016. Specifically, our achievement of contractual final completion on the two projects for Panda eliminated a number of significant risks and the related estimated costs associated with them, resulting in increased gross margins. At the same time, our employees were completing tasks related to the integration of the operations of the acquired companies, TRC and APC.

Execution on Contract Backlog

During Fiscal 2017, we continued to ramp up work on our multi-year EPC contracts that are included in our backlog. In addition, we reached contractual final completion on the two natural gas-fired power plants built for Panda and we added the CPV Towantic Energy Center power plant project to our backlog. Contract backlog represents the total accumulated value of projects awarded less the amounts of revenues recognized to date on those contracts at a specific point in time. We believe contract backlog is an indicator of future revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and our expected future revenues. At January 31, 2017, our total contract backlog was approximately $1.0 billion. Our total contract backlog as of January 31, 2016 was approximately $1.2 billion. The following table summarizes our large EPC power plant projects:

Current Projects	Location	Size of Facility	Date FNTP Received(1)	Scheduled Completion
Panda Liberty Power Project	Pennsylvania	829 MW	August 2013	2016(2)
Panda Patriot Power Project	Pennsylvania	829 MW	December 2013	2016(2)
Caithness Moxie Freedom Generating Station	Pennsylvania	1,040 MW	November 2015	2018
CPV Towantic Energy Center	Connecticut	785 MW	March 2016	2018
NTE Middletown Energy Center	Ohio	475 MW	October 2015	2018
NTE Kings Mountain Energy Center	North Carolina	475 MW	March 2016	2018
Exelon West Medway II Facility	Massachusetts	200 MW	(3)	(3)

(1)         FNTP represents the formal notice provided by the project owner instructing us to commence the activities covered by the corresponding EPC contract without limitation.

(2)         The Panda Liberty and the Panda Patriot Projects were completed during the year ended January 31, 2017.

(3)         The FNTP has not been received by us, and the scheduled completion date is yet to be determined. During the quarter ended October 31, 2016, the project owner temporarily suspended new activity on this project pending the receipt of the necessary regulatory approvals.

Panda Power Plant Projects

Since 2013, we have performed EPC services for two natural gas-fired power plants, known as Panda Liberty and Panda Patriot. The EPC contracts were assigned to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large civil contracting firm. We have no significant commitments under these arrangements beyond those related to the completion of the EPC contracts including the provision of services in order to fulfill our warranty obligations. The joint venture partners are dedicating resources that are necessary to complete the projects and are being reimbursed for their costs. We have performed most of the activities of these two EPC contracts. For Fiscal 2017 and Fiscal 2016, we recognized revenues associated with EPC contract services provided to Panda Liberty and Panda Patriot that combined represented approximately 14% and 73% of consolidated revenues, respectively. We achieved contractual final completion on these projects in December 2016 and October 2016, respectively.

Fiscal 2016 Acquisitions

On December 4, 2015, we acquired TRC, which was founded in 1977 and is headquartered near Greenville, North Carolina. TRC is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern United States. We paid $0.5 million to acquire the member interests of TRC, and assumed approximately $15.6 million in debt obligations which we paid off on the acquisition date. TRC continues to operate under its own name with its own management team. Historically, TRC has been primarily a profitable company that incurred a net loss in 2015 up to the date of its acquisition by us, primarily due to it taking on large contracts that resulted in significant losses. With the reengagement and leadership of TRC’s founder, John Roberts, our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it is positioned to succeed in the future with a return to profitable operations. However, there can be no assurances that TRC will succeed in the future or that it will achieve sustained profitability. Since the acquisition, we advanced an additional $22.5 million in cash to TRC in order to fund the completion of the work on the loss contracts, to enhance working capital and for other general corporate purposes. However, no advances have been made since March 2016. For Fiscal 2017, TRC generated revenues and income before income taxes in the amounts of $79.0 million and $4.4 million, respectively, and completed the pre-acquisition large contracts that resulted in significant losses. For Fiscal 2016, TRC generated revenues of $15.3 million and incurred a loss before income taxes of $1.4 million, which amounts reflected approximately two months of our ownership. Currently, TRC operates as its own reportable business segment, Industrial Fabrication and Field Services.

On May 29, 2015, we acquired APC. Formed in Dublin over forty years ago, APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. APC has successfully completed projects in more than thirty countries on nine continents. With its presence in Ireland and its other offices located in the United Kingdom, Hong Kong and New York, APC expanded our operations internationally for the first time. APC operates under its own name and with its own management team as a member of our group of companies. The fair value of the consideration transferred to the former owners of APC was approximately $8.8 million, net of cash acquired. Currently, APC, along with GPS, represent our power industry services reportable segment. For Fiscals 2017 and 2016, APC generated revenues of $15.8 million and $14.3 million, respectively, with the prior year amount representing results for approximately eight months. The operating results for Fiscal 2017 were adversely affected by soft demand for its services overseas. In addition, in July 2016, construction work was indefinitely suspended on APC’s largest project at that time, which represented over 90% of its contract backlog. APC wrote-off its account receivable from the project owner in the amount of $0.8 million. As a result, APC incurred a loss before income taxes of $3.6 million for Fiscal 2017, including a goodwill impairment loss of $2.0 million. For Fiscal 2016, APC reported a breakeven result for income before income taxes.

Outlook

Our industry has not fully recovered from the recessionary decline in the demand for power in the United States. For both calendar years 2016 and 2015, the total amount of electricity generated in the United States was approximately 98% of the peak power generation level of 2007. Total electric power generation from all sources has decreased slightly during three of the last five years, with only a slight increase in 2016. Recently published government forecasts project an annual increase in power generation of less than 1% per year for the next 25 years.

For calendar year 2016, the number of megawatt hours of electricity generated from natural gas increased by 3.5% from the prior year and reached an all-time annual high. The number of megawatt hours provided by coal-fired plants declined by 8.3% in 2016 compared to the amount of power provided in 2015. For the third and fourth quarters of calendar 2015, the share of total electrical power generated by natural gas-fired plants exceeded the share provided by coal-fired power plants for the first two times. For 2016, the monthly amount of electricity generated by natural gas-fired power plants exceeded the corresponding monthly amounts provided by coal-fired power plants in ten of the twelve months. As predicted last year, natural gas overtook coal as the leading source of power generation in the United States in 2016. According to data released by the U.S. Energy Information Administration, natural gas was the source of 33.8% of the electrical power generated in the United States for 2016; coal was 30.4%.

The electricity-generation statistics for 2016 are consistent with the long-term power generation trends. Over the last 10 years, total power generation has increased by less than 1%. However, during this period, the amount of electricity generated by natural gas-fired power sources increased by 69%, and the amount of electric power generated by coal-fired plants declined by 38%. The amount of electricity provided by nuclear power plants increased over the last 10 years by only 2%. Electrical power generated by renewable energy sources (excluding hydroelectric sources) more than tripled over the last ten years, but represents less than 8% of total generation. However, the mix of electricity generation capacity additions has changed over the last few years as renewable technologies, in particular wind and solar, have comprised a larger share. During 2016, wind and solar represented more than 60% of the utility-scale power generation capacity added to the power grid in the United States compared with 33% for natural gas.

As a result, the overall age of the power generation fleet in our country has changed. Since the turn of the century, more than 53 GW of coal-fired capacity has been retired, most of which were older, smaller, inefficient coal-fired power plants. A nearly equal amount of older and smaller gas-fired generation capacity has been retired as well. Almost 5 GW of nuclear capacity has been retired over the last four years. Today, most of the natural gas fleet and almost all of the wind and solar power generation capacity has been built since 2000. Most of the operating coal-fired plants are over twenty-five years old.

However, the positive direction of the power generation trends may be subject to a near-term interruption as rising natural gas prices may allow coal to regain some share of the electricity generation mix during 2017 and 2018. Data available for late 2016 indicated that the costs of generating a MW of electricity from natural gas and from coal may be converging. Higher sustained costs of natural gas may encourage the power industry to use more coal to fuel electricity generation than in the recent past. In addition, the newly elected administration is generally considered to be friendlier to the coal industry and in favor of reducing environmental regulations. As such, the outlook for coal as an energy source in the near-term future may improve. We believe that we are beginning to see the effects of these circumstances on our business as we note that the planning and initiation phases for the construction of new power plants are being delayed by project owners. Since the award of the EPC contract for the CPV Towantic Energy Center in March 2016, GPS has not obtained any additional EPC contracts.

Nonetheless, current projections of future power generation assume the sustained increase in domestic natural gas production, which should lead to stable natural gas prices continuing into the future. The availability of competitively priced natural gas, the significant increases in the efficiency of combined cycle power plants, the existence of certain programs encouraging renewable fuel use, and the implementation of a series of environmental rules, primarily directed toward the reductions of air pollution and the emissions of greenhouse gases, should further reduce future coal use and continue to increase the shares of the power generation mix represented by natural gas-fired power plants, wind farms and solar fields. Recent forecasting has predicted that even without the implementation of the Clean Power Plan, natural gas and renewable energy sources will still be the top choices for new electricity generation plants in the future due to low natural gas prices in the United States. Announcements by electric utilities of the retirement of coal-fired and nuclear power plants continue, citing the availability of cheap natural gas, existing environmental regulations and the significant costs of refurbishment and relicensing. The retirements of coal and nuclear plants typically result in the need for new capacity, and new natural gas-fired plants are relatively cheaper to build than coal, nuclear, or renewable plants, they are substantially more environmentally friendly than conventional coal-fired power plants, and they represent the most economical way to meet base loads and peak demands.

As we have stated in the past, we believe that the future prospects for natural gas-fired power plant construction are favorable. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to the boom in natural gas supply. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions. As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Demands for electricity, the ample supply of natural gas, and the continuing retirement of inefficient and old coal and nuclear energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix.

Over the last two years, the business environment in our sector has improved due to a combination of an overall improved economy, the newly discovered supplies of oil and natural gas in this country and increased technology efficiencies and production capacity. A construction industry forecast recently predicted that the growth of activity in the power sector of the industry will be slow but steady over the next four years (the forecast horizon for this particular report). In summary, the development of natural gas-fired and renewable power generation facilities should continue to provide construction opportunities for us, though the pace of new opportunities emerging may decrease.

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

With a growing reputation as an accomplished and cost-effective provider of EPC contracting services and with the proven ability to deliver completed power facilities, particularly combined-cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets where we expect investments to be made based on forecasts of electricity demand covering decades into the future. Moreover, we believe that the EPC contract approach preferred by us, once considered an alternative delivery method for power plant construction, is now an accepted industry practice in the United States as a strategy that gives project owners an end-to-end solution by putting nearly all aspects and phases of a project under a single contract.

We believe that our expectations are reasonable and that our future plans continue to be based on reasonable assumptions. Our performance on current projects should provide a stable base of business activity for the next two fiscal years. We are looking forward to continuing the ramp up of activities on the new power plant projects of GPS and to being able to take advantage of new opportunities that should continue to emerge in the improved domestic business environment.

Comparison of the Results of Operations for the Years Ended January 31, 2017 and 2016

We reported net income attributable to our stockholders of $70.3 million, or $4.50 per diluted share, for Fiscal 2017. For last year, we reported a comparable net income amount of $36.3 million, or $2.42 per diluted share. The following schedule compares our operating results for Fiscal 2017 and Fiscal 2016 (dollars in thousands).

	Years Ended January 31,
	2017	2016	$ Change	% Change
REVENUES
Power industry services	$586,628	$387,636	$198,992	51.3%
Industrial fabrication and field services	78,994	15,260	63,734	417.7
Telecommunications infrastructure services	9,425	10,379	(954)	(9.2)
Revenues	675,047	413,275	261,772	63.3
COST OF REVENUES
Power industry services	452,599	290,823	161,776	55.6
Industrial fabrication and field services	68,354	15,527	52,827	340.2
Telecommunications infrastructure services	7,383	7,460	(77)	(1.0)
Cost of revenues	528,336	313,810	214,526	68.4
GROSS PROFIT	146,711	99,465	47,246	47.5
Selling, general and administrative expenses	32,478	25,060	7,418	29.6
Impairment loss	1,979	—	1,979	NM
INCOME FROM OPERATIONS	112,254	74,405	37,849	50.9
Other income, net	2,278	1,101	1,177	106.9
INCOME BEFORE INCOME TAXES	114,532	75,506	39,026	51.7
Income tax expense	37,106	25,302	11,804	46.7
NET INCOME	77,426	50,204	27,222	54.2
Net income attributable to noncontrolling interests	7,098	13,859	(6,761)	(48.8)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$70,328	$36,345	$33,983	93.5%

NM = Not Meaningful

Revenues

Power Industry Services

The revenues of the power industry services business increased by $199.0 million to $586.6 million for Fiscal 2017 compared with revenues of $387.6 million for the prior year, representing an increase of 51% between years. The revenues of this business represented approximately 87% of consolidated revenues for Fiscal 2017, and approximately 94% of consolidated revenues for the prior year. The increase in revenues for the power industry services segment was primarily the result of a more than eight-fold increase in revenues earned from the activities associated with four active EPC projects as they ramped up in Fiscal 2017. The two Panda power plant projects provided 68% less revenues in the current year as they reached final completion in Fiscal 2017. Last year, the combined revenues associated with these two power plant projects represented approximately 73% of consolidated revenues. In addition, Fiscal 2017 included a full year of revenues for APC in the amount of $15.8 million, compared to $14.3 million of revenues last year (which represented approximately eight months of revenues). Fiscal 2016 revenues also included project development success fees in the amount of $4.3 million.

Industrial Fabrication and Field Services

Fiscal 2017 represented the first full year of activity for this reportable segment, with revenues of $79.0 million, as we acquired TRC on December 4, 2015. For Fiscal 2016, the revenues from this business reflected less than two months of our ownership. TRC’s major customers include some of North America’s largest forest products companies, such as Weyerhaeuser, Resolute, Domtar and Georgia Pacific, mining companies and large fertilizers such as PotashCorp.

Telecommunications Infrastructure Services

The revenues of this business segment decreased by $1.0 million, or 9%, during Fiscal 2017 when compared to the prior year. Last year, revenues earned in connection with underground cabling work performed at multiple commuter train stations for the Maryland Transportation Administration was completed; it represented approximately 29% of SMC’s revenues for Fiscal 2016. There was no corresponding project for Fiscal 2017.

Cost of Revenues

Due to the increase in consolidated revenues for Fiscal 2017 compared with consolidated revenues for the prior year, the corresponding consolidated cost of revenues also increased. These costs were $528.3 million and $313.8 million for Fiscal 2017 and Fiscal 2016, respectively. Gross profit amounts for the corresponding years were $146.7 million and $99.5 million, respectively. The Company’s overall gross profit percentages of revenues were 21.7% and 24.1% for Fiscal 2017 and Fiscal 2016, respectively. Our overall gross profit percentages were lower in Fiscal 2017 when compared to Fiscal 2016 due to the new business of GPS and the addition of APC and TRC. However, for both fiscal years, gross profits were elevated due to the similarities of the two natural gas-fired power plant projects and by approaching their contractual final completion, we mitigated a number of significant risks and were able to reduce the related estimated costs associated with them, resulting in increased gross margins.

Impairment Loss

In July 2016, construction work was suspended on APC’s largest project, which reflected over 90% of its contract backlog at the time. Additionally, APC’s primary future market is believed to be the United Kingdom, which voted to leave the European Union on June 23, 2016 (“Brexit”). The resulting sterling pound drop, financial market uncertainty and recessionary pressures will likely impact the availability of financing for future power plant developments in the United Kingdom for the foreseeable future. APC’s second largest market historically has been the Middle East, which has experienced decreased project activity due to capital constraints, resulting from decreased oil revenues. The revenues of APC declined and it reported operating losses for the first two quarters of Fiscal 2017. Given these circumstances, analyses were performed mid-year in order to determine whether an impairment loss had occurred to the goodwill. Using income and market approaches, the assessment analyses indicated that the carrying value of the business exceeded its fair value. As a result, APC recorded an estimated goodwill impairment loss during the quarter ended July 31, 2016 of approximately $2.0 million that has been reflected in the consolidated statement of earnings for Fiscal 2017. No impairment loss occurred during Fiscal 2016.

Selling, General and Administrative Expenses

These costs increased by $7.4 million to $32.5 million for Fiscal 2017 from $25.1 million for the prior year. This increase primarily reflected the addition of a full year of selling, general and administrative costs for APC and TRC which were $9.3 million combined for Fiscal 2017, compared to $3.4 million in the prior year. The remaining net increase of $1.5 million between periods was due mostly to incentive compensation expense associated with EPC projects completed during Fiscal 2017 and additional human resource costs incurred in the current period related to the increased project work. These costs for the current year also included a provision for uncollectible accounts, mostly related to project development loans made in prior years, in the amount of $1.2 million. Overall, selling, general and administrative expense amounts were 4.8% and 6.1% of revenues for Fiscal 2017 and Fiscal 2016, respectively.

Income Tax Expense

For Fiscal 2017, we recorded income tax expense of $37.1 million resulting in an annual effective income tax rate of 32.4%. This annual rate differed from the expected federal income tax rate of 35.0% due to the net favorable effect of the amounts of permanent differences for the year. Most significantly, favorable permanent differences related to 1) the treatment of the excess income tax benefits associated with stock options exercised during Fiscal 2017, 2) the domestic manufacturing deduction and 3) the exclusion from taxable income of the income attributable to noncontrolling interests reduced income tax expense for Fiscal 2017 by $5.0 million (see Notes 2 and 14 to the accompanying consolidated financial statements), $2.9 million and $2.5 million, respectively. Other permanent differences represented a net unfavorable effect of $1.9 million and the unfavorable effect of state income taxes, net of federal income tax benefit, was $4.0 million. The foreign income tax rate effect of the loss of APC for Fiscal 2017 was unfavorable in the amount of $0.9 million and the net amount of other income tax adjustments and differences for Fiscal 2017 was $0.5 million.

For Fiscal 2016, we recorded income tax expense of approximately $25.3 million reflecting an annual effective income tax rate of 33.5%. This annual rate differed from the expected federal income tax rate of 35.0% primarily due to the favorable permanent effect, amounting to $4.8 million, of excluding the income attributable to our joint venture partner from our taxable income. As the joint ventures are treated as partnerships for income tax reporting purposes, we report only our share of the taxable income of the entities. Our annual effective tax rate for Fiscal 2016 also reflected the permanent benefit of the domestic production activities deduction in the amount of $1.6 million. These factors were partially offset by the unfavorable effect of state income taxes, net of federal income tax benefit, in the amount of $4.0 million.

Net Income Attributable to Noncontrolling Interests

As discussed in Note 4 to the accompanying consolidated financial statements, we entered separate construction joint ventures related to the Panda Liberty and Panda Patriot projects. Because we have financial control, the joint ventures are included in our consolidated financial statements. Our joint venture partner’s share of the earnings is reflected in the line item net income attributable to noncontrolling interests of the accompanying statements of earnings for Fiscal 2017 and Fiscal 2016 in the amounts of $7.1 million and $13.9 million, respectively. The reduction between years primarily reflects decreased end-of-project activity and the completion of the two Panda power projects during Fiscal 2017 as compared to greater activity in the prior year. There are no joint ventures related to the five other EPC contracts of GPS reflected in its backlog as of January 31, 2017.

Comparison of the Results of Operations for the Years Ended January 31, 2016 and 2015

We reported net income attributable to our stockholders of $36.3 million, or $2.42 per diluted share, for Fiscal 2016. For Fiscal 2015, we reported a comparable net income amount of $30.4 million, or $2.05 per diluted share. The following schedule compares our operating results for Fiscal 2016 and Fiscal 2015 (dollars in thousands).

	The Years Ended January 31,
	2016	2015	$ Change	% Change
REVENUES
Power industry services	$387,636	$376,676	$10,960	2.9%
Industrial fabrication and field services	15,260	—	15,260	NM
Telecommunications infrastructure services	10,379	6,434	3,945	61.3
Revenues	413,275	383,110	30,165	7.9
COST OF REVENUES
Power industry services	290,823	294,643	(3,820)	(1.3)
Industrial fabrication and field services	15,527	—	15,527	NM
Telecommunications infrastructure services	7,460	4,864	2,596	53.4
Cost of revenues	313,810	299,507	14,303	4.8
GROSS PROFIT	99,465	83,603	15,862	19.0
Selling, general and administrative expenses	25,060	19,470	5,590	28.7
INCOME FROM OPERATIONS	74,405	64,133	10,272	16.0
Gain on the deconsolidation of a variable interest entity	349	—	349	NM
Other income, net	752	234	518	221.4
INCOME BEFORE INCOME TAXES	75,506	64,367	11,139	17.3
Income tax expense	25,302	20,912	4,390	21.0
NET INCOME	50,204	43,455	6,749	15.5
Net income attributable to noncontrolling interests	13,859	13,010	849	6.5
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$36,345	$30,445	$5,900	19.4%

NM = Not Meaningful

Revenues

Power Industry Services

The revenues of the power industry services business increased by $11.0 million to $387.6 million for Fiscal 2016 compared with revenues of $376.7 million for the prior year. The revenues of this business represented approximately 94% of consolidated revenues for Fiscal 2016, and approximately 98% of consolidated revenues for the prior year. The Fiscal 2016 increase in revenues for the power industry services segment reflected the continued construction activity of the two Panda power plant construction projects, large gas-fired combined-cycle power plants located in the Marcellus shale region of Pennsylvania. The combined revenues associated with these gas-fired power plant projects represented approximately 78% of this reportable segment’s revenues for Fiscal 2016, compared to 88% in the prior year. In addition, Fiscal 2016 included revenues associated with five new EPC projects, which represented approximately 14% of this segment’s revenues for the year, and revenues in the amount of $14.2 million, or 4% of segment revenues, provided by the newly acquired company, APC. Fiscal 2016 revenues also included project development success fees in the amount of $4.3 million. In the fiscal year ended January 31, 2015, the only other significant project was the construction of the biomass-fired plant that was completed during the year in eastern Texas.

Industrial Fabrication and Field Services

The revenues from this segment reflect less than two months of activity as we acquired TRC on December 4, 2015.

Telecommunications Infrastructure Services

The revenues of this business segment increased by $3.9 million, or 61%, during Fiscal 2016 when compared to the prior year. The increase was due primarily to revenues earned in connection with underground cabling work performed at multiple commuter train stations of the Maryland Transit Administration which primarily occurred during Fiscal 2016.

Cost of Revenues

Due to the increase in consolidated revenues for Fiscal 2016 compared with consolidated revenues for the prior year, the corresponding consolidated cost of revenues also increased. These costs were $313.8 million and $299.5 million for Fiscal 2016 and Fiscal 2015, respectively. Gross profit amounts for the corresponding years were $99.5 million and $83.6 million, respectively. The Company’s overall gross profit percentages of revenues were 24.1% and 21.8% for Fiscal 2016 and Fiscal 2015, respectively. The gross profit amounts recognized on projects during Fiscal 2016 reflected the effective performance of the construction teams early in the year in eliminating certain uncertainties on maturing projects and management’s confidence at the time that the remainder of the work would be performed efficiently. As a result, the gross margin estimates on certain projects were increased. In addition, the proceeds received upon resolution of a customer bankruptcy and the success of the Moxie Freedom project development effort (see Note 4 to the accompanying consolidated financial statements) contributed a combined gross margin amount that represented approximately 1.0% of consolidated revenues for Fiscal 2016.

Selling, General and Administrative Expenses

These costs increased by $5.6 million to $25.1 million for Fiscal 2016 from $19.5 million for Fiscal 2015. A large portion of the increase, $3.4 million, related to the selling, general and administrative expenses at the two companies acquired in Fiscal 2016, APC and TRC. The additional $2.2 million increase is attributed across various expenses primarily reflecting a larger organization, including bonus expense, stock option compensation expense, salary/benefits, audit costs, acquisition costs, chief financial officer-transition costs and bad debt expense. Overall, selling, general and administrative expense amounts were 6.1% and 5.1% of revenues for Fiscal 2016 and Fiscal 2015, respectively.

Income Tax Expense

For Fiscal 2016 and Fiscal 2015, we incurred income tax expense of $25.3 million and $20.9 million, respectively, which represented annual effective income tax rates of 33.5% and 32.5% for the corresponding fiscal years, respectively. For both calculations, the effective rates differed from the federal income tax rate of 35% primarily due to the favorable effects of permanent differences including the exclusion of income attributable to the noncontrolling interests in our joint ventures and the domestic manufacturing deduction. For Fiscal 2016 and Fiscal 2015, the aggregate amounts of these favorable effects were $6.5 million and $6.1 million, respectively, which were partially offset by the unfavorable effects of state income taxes, net of federal income tax benefit, in the amounts of $4.0 million and $3.3 million, respectively.

Liquidity and Capital Resources as of January 31, 2017 and 2016

During Fiscal 2017, our combined balance of cash and cash equivalents increased by $6.3 million to $167.2 million as of January 31, 2017 from a balance of $160.9 million as of January 31, 2016. During this same year, our working capital increased by $74.3 million to $237.2 million as of January 31, 2017 from $162.9 million as of January 31, 2016.

Net income for Fiscal 2017, including the favorable adjustments related to noncash expense items, provided cash in the total amount of $86.7 million. In addition, we experienced a net decrease of $9.2 million in accounts receivable during the year primarily due to the receipt of retainages on the Panda Liberty and Panda Patriot power plant projects as we achieved contractual final completion during the year. We had a net increase of $104.3 million in the amount of billings on current projects that temporarily exceeds the corresponding amounts of costs and estimated earnings, which primarily reflected the activities of GPS on its EPC contracts. Our net accounts payable and accrued expenses were also impacted with increased activities on our projects performed by our subcontractors and suppliers, increasing this balance by $59.5 million during Fiscal 2017. Primarily due to these factors, the net amount of cash provided by operating activities for Fiscal 2017 was $259.0 million. During the current year, the exercise of options to purchase 621,750 shares of our common stock provided us with cash proceeds in the amount of $15.9 million.

Our primary use of this cash during Fiscal 2017 was the net purchase of short-term investments (certificates of deposit issued by our bank) in the amount of $241.0 million. Additionally, we declared and paid a cash dividend of $15.3 million during the year and our consolidated joint ventures made distributions to our joint venture partner in the total amount of $9.5 million. The amount of cash held by the joint ventures as of January 31, 2017 was $12.5 million, which will be used to cover any future costs on the projects for Panda. Any remaining cash will ultimately be distributed to the joint venture partners. We also used cash during Fiscal 2017 in the amount of $2.8 million for capital expenditures by the operating subsidiaries. As of January 31, 2017, there were no restrictions with respect to inter-company payments from GPS, TRC, APC or SMC to the holding company.

During Fiscal 2016, we made short-term investments resulting in a balance of $114.1 million, including accrued interest income, as of January 31, 2016. These purchases contributed significantly to the decrease of $172.8 million in cash and cash equivalents during the year to a balance of $160.9 million as of January 31, 2016. The balance of cash and cash equivalents was $333.7 million as of January 31, 2015.

During Fiscal 2016, we also had a net decrease of $63.0 million in the amount of billings on projects that temporarily exceeded the corresponding amounts of costs and estimated earnings, as work progressed on the two power plant projects for Panda. The gradual wind down of this work also allowed us to reduce accounts payable and accrued expenses during Fiscal 2016, a use of cash in the amount of $12.2 million. However, as our efforts on the then-active EPC projects were not yet completed, amounts retained by the project owners from amounts billed by us during Fiscal 2016 had not been released. As a result, accounts receivable increased during Fiscal 2016 which represented a use of cash in the amount of $12.2 million.

Nonetheless, our working capital increased by $13.8 million to $162.9 million as of January 31, 2016 from $149.1 million as of January 31, 2015, as our net income for Fiscal 2016 plus noncash adjustments thereto in the aggregate amount of $57.1 million represented a significant source of cash from operations.

The acquisitions of TRC and APC during Fiscal 2016 required the use of cash in the amount of $17.4 million; this amount was net of cash acquired, the fair value of the shares of common stock issued to the prior owners of APC and the amount of the escrow liability. In addition, Argan advanced a combined amount of $18.4 million to TRC and APC that was used primarily to retire accounts payable and other liabilities assumed by us with the acquisitions and to provide additional working capital to these businesses. We used cash to make dividend payments to our stockholders in November 2015 in the aggregate amount of $10.4 million. We also expended cash to make capital expenditures in the amount of $3.1 million during Fiscal 2016 including capitalized power plant project development costs incurred by Moxie Freedom prior to its deconsolidation. The sale by Moxie of a substantial ownership interest in Moxie Freedom and the associated financing of the construction of the power plant (see Note 4 to the accompanying consolidated financial statements) resulted in the payment to us of a development success fee in the amount of $4.3 million and also the repayment to us of amounts loaned to the project development entity, plus accrued interest, in the aggregate amount of $4.9 million. We also received approximately $1.8 million in net cash proceeds during Fiscal 2016 from the exercise of options to purchase 106,450 shares of our common stock.

During Fiscal 2016, we renegotiated our financing arrangements with Bank of America (the “Bank”); the replacement agreement was completed in August 2015. It provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. We may also use the borrowing ability to cover standby letters of credit issued by the Bank for us in the ordinary course of business. There were no actual borrowings outstanding under Bank financing arrangements as of January 31, 2017 and 2016. Borrowing availability in the total amount of approximately $3.0 million has been designated to cover a letter of credit issued by the Bank, with an expiration date in June 2017, related to insurance exposures, leaving $7.0 million available for use currently.

The Company has pledged the majority of its assets to secure the financing arrangements. However, the Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. We were in compliance with these financial covenants as of January 31, 2017. Management believes that the Company will continue to comply with its financial covenants under the replacement financing arrangements.

In addition, the commercial bank that has supported the activities of TRC issued an outstanding irrevocable letter of credit on its behalf in the amount of $0.4 million with a current expiration date in January 2018.

At January 31, 2017, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. The Company does maintain certain Euro-based bank accounts in the Republic of Ireland in support of the operations of APC.

We believe that cash on hand, cash that will be provided over the next seven months with the maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Contractual Obligations

Contractual obligations outstanding as of January 31, 2017 are summarized below (dollars in thousands):

	Amount of Commitment Expiration per Period
	Less Than			Over 5	Total
Contractual Obligations	One Year	1-3 Years	4-5 Years	Years	Commitment
Operating leases	$712	$679	$249	$143	$1,783
Purchase commitments (1)	1,096	52	—	—	1,148

Totals	$1,808	$731	$249	$143	$2,931

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

In the ordinary course of business, our customers may request that we obtain surety bonds in connection with construction contract performance obligations that are not required to be recorded in our consolidated balance sheets. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. We have a line of credit committed by the Bank in the amount of $10.0 million for general purposes. The Company may also use the borrowing ability to cover standby letters of credit issued by the Bank for the Company’s use in the ordinary course of business. Approximately $3.0 million of the available funds have been designated to cover a letter of credit issued by the Bank in support of the insurance program of TRC.

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of January 31, 2017, the total amount of outstanding surety bonds issued under such arrangements was $7.3 million.

As is common in our industry, EPC contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a project owner such as a government agency or a commercial enterprise. These teaming arrangements are generally dissolved upon completion of the project or program. In addition, as discussed previously, we may obtain interests in variable interest entities formed by its owners for a specific purpose.

We have financial control of the construction joint ventures formed during Fiscal 2014 for the purpose of building the Panda Liberty and Panda Patriot power plants. As such, the accounts of the joint ventures are included in our consolidated financial statements for the years since then.

We have considered ourselves to be the primary beneficiary of variable interest entities formed by an independent firm for the purposes of developing three natural gas-fired power plants. In agreements negotiated with the developer, we provided substantial portions of the funding for these efforts. During these periods, we included the accounts of the variable interest entities in our consolidated financial statements. Subsequently, substantial ownership interests in each entity were sold and construction financing was arranged for each project in separate transactions. The most recent transaction occurred during Fiscal 2016 (see the discussion of Moxie Freedom included in Note 4 to the accompanying consolidated financial statements). In each case, we deconsolidated the variable interest entity when we were no longer providing financial support. We may enter similar support arrangements in the future in connection with power plant development opportunities when we are confident that financing will lead to the award of the corresponding EPC contracts.

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

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

The following tables present the determinations of Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for the years ended January 31, 2017, 2016 and 2015, respectively (amounts in thousands).

	2017	2016	2015

Net income, as reported	$77,426	$50,204	$43,455
Interest expense	—	211	30
Income tax expense	37,106	25,302	20,912
Depreciation	2,043	779	551
Amortization of purchased intangible assets	1,163	531	243
EBITDA	117,738	77,027	65,191
Noncontrolling interests -
Net income	7,098	13,859	13,010
Interest expense	—	219	—
Income tax expense (benefit)	—	44	(44)
EBITDA of noncontrolling interests	7,098	14,122	12,966
EBITDA attributable to the stockholders of Argan, Inc.	$110,640	$62,905	$52,225

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

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by or used in operating activities that are presented in our consolidated statements of cash flows for Fiscal 2017, Fiscal 2016 and Fiscal 2015 (amounts in thousands).

	2017	2016	2015
EBITDA	$117,738	$77,027	$65,191
Current income tax expense	(35,869)	(21,881)	(20,016)
Impairment loss	1,979	—	—
Interest expense	—	(211)	(30)
Stock option compensation expense	2,344	2,374	2,017
Other noncash items	517	(242)	—
Decrease (increase) in accounts receivable	9,217	(12,194)	(3,879)
Increase (decrease) in billings in excess of costs and estimated earnings, net	104,264	(62,958)	26,900
(Increase) decrease in prepaid expenses and other assets	(668)	(2,751)	501
Increase (decrease) in accounts payable and accrued expenses	59,522	(12,196)	22,645
Net cash provided by (used in) operating activities	$259,044	$(33,032)	$93,329

Critical Accounting Policies

Descriptions of the Company’s significant accounting policies, including those discussed below, are included in Note 1 to the accompanying consolidated financial statements for the year ended January 31, 2017. We consider the accounting policies related to revenue recognition on long-term construction contracts; the accounting for business combinations, the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in making estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

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

Revenue Recognition

We enter into EPC and other long-term construction contracts principally on the basis of competitive bids or in conjunction with our support of the development of power projects. The types of contracts may vary and include agreements under which revenues are based on a fixed-price, cost-plus-fee or time and materials basis. All of our current EPC contracts at GPS are substantially fixed-price contracts. Revenues from fixed-price construction contracts are recognized on the percentage-of-completion method. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. This requires us to prepare on-going estimates of the costs to complete each contract as the project progresses. In preparing these estimates, we make significant judgments and assumptions concerning our significant costs, including materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Components of fee based on our achievement of certain cost or schedule objectives are included when we believe it is probable that such amounts have been earned. As presented in Note 18 to the accompanying consolidated financial statements, the gross profit determined and reported for the power industry services business segment and its performance on long-term contracts during the year ended January 31, 2017 was $134.0 million.

Actual costs may vary from the costs we estimate. Variations from estimated contract costs along with other risks inherent in fixed-price contracts may result in actual revenues and gross profits differing from those we estimate and could result in losses on projects or other significant unfavorable impacts on our operating results for any fiscal quarter or year. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. No such significant loss was identified by us during the years ended January 31, 2017, 2016 or 2015. However, significant losses on certain contracts were recognized by TRC prior to our acquisition on December 4, 2015. We review the estimate of total cost on each company’s significant contracts monthly. We believe our exposure to losses on fixed price contracts at each company going forward is limited by our management’s experience in estimating contract costs and in making early identification of unfavorable variances as work progresses.

Unapproved change orders, which represent contract variations for which we have project owner directive for additional work or authorization for scope changes but not for the price associated with the corresponding change, are reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. The total amount of unapproved change orders included in the total contract value amounts used to determine revenues as of January 31, 2017 was $2.7 million. In general, claims that are unapproved in regard to both scope and price are reflected in revenues only when an agreement on the amount has been reached with the project owner.

Our long-term contracts typically have schedule dates and other performance obligations that if not achieved could subject us to liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by achievement of a specified level of output or efficiency. Each contract defines the conditions under which a project owner may make a claim for liquidated damages. However, in some instances, potential liquidated damages are not asserted by a project owner, but may be considered during the negotiation or settlement of claims and the close-out of a contract. In Fiscal 2017, we negotiated the general close-out of a contract including the $12.9 million in potential liquidated damages related to it. In general, we consider potential liquidated damages, the costs of other related items and potential mitigating factors in determining the adequacy of our estimates of completed contract costs.

In addition to revenues related to the core services provided by the power industry services segment, we received success fees associated with project development services in the aggregate amount of $4.3 million and during the year ended January 31, 2016, as presented and described in Notes 1 and 4 to the accompanying consolidated financial statements. No such fees were realized during the years ended January 31, 2017 or 2015. As we were not relieved of our responsibility to provide working capital funding for the project started by Moxie (our primary responsibility under the related development agreement) until the closing of its purchase by a third party, and as this project did not have the means to pay development success fees until the financial closing occurred, we did not consider the development success fee related to this project to be earned or realizable until we received payment of the fees at the closing of the purchase. Accordingly, we recognized the fees related to this project at the time of its closing.

Goodwill

In connection with the acquisitions of GPS, TRC and APC, we recorded substantial amounts of goodwill and other purchased intangible assets including contractual and other customer relationships, non-compete agreements, trade names and certain fabrication process certifications. We utilized the assistance of a professional appraisal firm in the initial determinations of goodwill and the other purchased intangible assets for these acquisitions. Other than goodwill, most of our purchased intangible assets were determined to have finite useful lives.

At January 31, 2017, the goodwill balances related to the acquisitions of GPS, TRC and APC were $18.5 million, $14.4 million and $2.0 million, respectively, which represented approximately 5% of consolidated total assets. The Company customarily reviews the carrying value of goodwill for impairment annually as of November 1. We would also perform tests for impairment of the goodwill more frequently if events or changes in circumstances indicated that its value might be impaired, as occurred with APC during the current year.

As prescribed by current accounting guidance, we would determine whether goodwill has been impaired or not using a two-step process of analysis. The first step of the goodwill impairment testing process is to identify a potential impairment by comparing the fair value of a reportable business unit (that may be one level below the operating segment level) with its carrying amount including goodwill. Currently, we have five reportable units, three of which include goodwill. If the fair value is less than the carrying value of the reportable unit, step two would be performed which would identify the amount of the goodwill reduction, or impairment. If the fair value of the reportable unit exceeds the carrying value, goodwill is considered not impaired, and step two becomes unnecessary.

Professional guidance currently includes a simplification of the two-step goodwill impairment test required by the general rules. The simplified approach allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity is no longer required to calculate the fair value of a business entity unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors. We utilized this approach in evaluating GPS for the current year.

The carrying value of the goodwill for GPS is $18.5 million. As of November 1, 2016, we considered the significant excess of fair value over the carrying value of GPS that was determined two years ago, its continued strong financial performance during Fiscal 2017 and Fiscal 2016, its contract backlog in the approximate amount of $1.0 billion and other business environment and market conditions. Based on the analysis described above, we believe that it was more likely than not that the fair value of the GPS business unit exceeded its carrying value. Therefore, completion of the two-step impairment assessment process was considered to be unnecessary as of November 1, 2016.

We performed a goodwill impairment assessment for TRC as of November 1, 2016 with the assistance of a professional business valuation firm. The carrying value of the goodwill for TRC is $14.4 million. It was determined that the fair value of TRC exceeded the combined amount of its carrying value and working capital deficit (see discussion below) by 2.5%, and no goodwill impairment adjustment was necessary. The fair value determined for TRC as of November 1, 2016 was based substantially on the results of modeling discounted future cash flows of the business. Giving greater weight to valuations based on comparable public companies and recent merger and acquisition transactions would increase the final reported amount of fair value.

As disclosed elsewhere in this report, we purchased the membership interests of TRC for $0.5 million and simultaneously paid-off bank debt that was due in the amount of $15.6 million. At the time, TRC’s liquidity was challenged and it had a working capital deficit. To address the immediate cash needs of TRC and to provide an adequate liquidity cushion for future operations and growth, we subsequently advanced it $22.5 million in cash. TRC’s continuing operations reported revenues and income before income taxes of $79.0 and $4.4 million (5.6% of revenues), respectively, for Fiscal 2017.

For discounted cash flow valuation purposes, the cash advances were considered to be current liabilities of TRC and, based on normalized working capital balances from published business statistics, increased the combined amount (carrying value plus working capital deficit) that the business’s fair value must exceed to avoid a goodwill impairment loss.

The discounted cash flows of TRC were based on a management forecast of operating results reflecting, most importantly, an annual growth in revenues that averages about 10% over the next several years with annual pre-tax earnings of approximately 6.7% of revenues each year. Although the Company believes that the projected financial results are reasonable considering actual pre-acquisition levels of annual revenues earned by TRC and the profitability achieved by TRC for Fiscal 2017, any future results that would compare unfavorably with the projected results could result in a material impairment of the goodwill of TRC. In our opinion, no events related to TRC occurred during the fourth quarter of Fiscal 2017 that would cause us to perform a subsequent impairment assessment.

For APC, we performed both an interim goodwill assessment during the second quarter of Fiscal 2017 as well as a full assessment of November 1, 2016. In July 2016, construction work was suspended on APC’s largest project at the time, which represented over 90% of its contract backlog. Additionally, APC’s primary market is the United Kingdom where the economy is unsettled in the wake of the Brexit vote in June 2016. The resulting sterling pound drop, financial market uncertainty and recessionary pressures will likely impact the availability of financing for future power plant developments in the United Kingdom for the foreseeable future. APC’s second largest market has been the Middle East, which has experienced decreased project activity due to capital constraints, resulting from decreased oil revenues. APC reported an operating loss for each quarter of the fiscal year ended January 31, 2017. Given the events above, analyses were performed in order to determine whether an impairment loss had occurred to the goodwill. Using income and market approaches, the assessment analyses indicated that the carrying value of the business exceeded its fair value. As a result, APC recorded an estimated impairment loss of $2.0 million during the quarter ended July 31, 2016, representing approximately 49% of its goodwill, which has been reflected in the consolidated statement of earnings for Fiscal 2017. The goodwill impairment assessment performed as of November 1, 2016 with the assistance of a professional business valuation firm concluded that no additional impairment of goodwill had occurred. In our opinion, no events related to APC occurred during the fourth quarter of Fiscal 2017 that would cause us to perform a subsequent impairment assessment.

Deferred Tax Assets and Liabilities

Our consolidated balance sheets as of January 31, 2017 and 2016 included net deferred income tax liabilities in the amounts of $1.0 million and $0.2 million, respectively. The components of our deferred tax amounts are presented in Note 14 to the accompanying consolidated financial statements. These amounts reflect differences in the periods in which certain transactions are recognized for financial and income tax reporting purposes.

In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets, including those related to the net operating losses of TRC that IRS regulations will allow us to use in order to offset future operating income, depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of earnings. At this time, we believe that the historically strong earnings performance of our power industry services segment will continue during the periods in which the applicable temporary income tax differences become deductible including those discussed in the preceding paragraph. Accordingly, we believe that it is more likely than not that we will realize the benefit of significantly all of our deferred tax assets.

Stock Options

We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of the awards and recognize the corresponding expense amounts over the vesting periods which are typically one year. Options to purchase 270,000, 300,000 and 305,500 shares of our common stock were awarded during the years ended January 31, 2017, 2016 and 2015, with weighted average fair value per share amounts of $14.93, $8.97 and $7.14, respectively. The amounts of compensation expense recorded during the corresponding years related to vesting stock options were $2.3 million, $2.4 million and $2.0 million, respectively.

We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations which are disclosed in Note 13 to the accompanying consolidated financial statements and include the risk-free interest rate, dividend yield, the expected volatility of the market price of our common stock and the expected life of each stock option. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards. Historically, we used the “simplified method” in estimating the expected lives of awarded stock options as we believed that the amounts of fair value per share calculated based on these estimated lives were reasonable. However, we now believe that our stock option exercise activity, particularly over the last two years, has become sufficient to provide us with a reasonable basis upon which to estimate expected lives. Accordingly, the estimated expected life used in the determination of the fair value of each stock option awarded in January 2017 was 3.35 years. The simplified method would have resulted in the use of 5.5 years as the estimated expected life of each of these stock options. As a result, the aggregate fair value of this group of stock options was reduced by $0.8 million, or approximately 20%. The effect of the change on the amount of stock option compensation expense recorded in Fiscal 2017 was not material.

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

Our evaluation affirmed that, despite not having an ownership interest in Moxie Freedom, GPS was the primary beneficiary of this VIE due primarily to the significance of GPI’s loans to the entity, the risk that GPS could absorb significant losses if the development project was not successful, the opportunity for GPS to receive a development success fee and the intent of the parties for GPS to be awarded the large EPC contract for the construction of the power plant. As a result, the accounts of Moxie Freedom were included in our consolidated financial statements as of January 31, 2015 and for the year then ended. As described in Note 4 to the accompanying consolidated financial statements, we deconsolidated the VIE in the second quarter of Fiscal 2016 when Moxie Freedom substantially completed its project development efforts and financial support was thereafter provided substantially by the pending investor. The deconsolidation resulted in a pre-tax gain which was included in the statement of earnings for Fiscal 2016 in the amount of $0.3 million.

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

Legal Contingencies

As discussed in Note 12 to the accompanying consolidated financial statements, we do become involved in legal matters where litigation has been initiated or claims have been made against us. At this time, we do not believe that any additional material loss is probable related to any of the current matters discussed therein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the outcomes of these legal matters change, significant losses or additional costs may be recorded. On the other hand, the final outcome of a legal matter may result in the reversal of accrued liabilities established in prior periods. We believe that our accounting for legal contingencies during the three-year period ended January 31, 2017 has been appropriate. As discussed below, the resolution of the significant legal matters during this period resulted in favorable adjustments to our consolidated financial statements.

In August 2009, the owner of a partially completed ethanol plant, ALTRA Nebraska, LLC (“Altra”), filed for bankruptcy protection. We were the EPC contractor for the project. Proceedings resulted in a court-ordered liquidation of Altra’s assets. The incomplete plant was sold at auction in October 2009. As of January 31, 2015, the remaining net proceeds of $5.5 million were being held by the bankruptcy court and had not been distributed to Altra’s creditors. During a mediation session that occurred in April 2015, the parties with lien claims being considered by the bankruptcy court executed a settlement agreement pursuant to which we received a payment of $1.6 million in May 2015 from the proceeds deposited with the bankruptcy court. The court was advised of the mediation result, and this matter was dismissed. We recorded the settlement amount in revenues for the year ended January 31, 2016.

As disclosed in Note 12, on February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered. The amount claimed by PPS in this lawsuit approximates $0.9 million. PPS has placed liens on the property of the customers where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Tennessee in the amount of $2.5 million. On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied. Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total $2.2 million. The amounts invoiced by PPS were accrued by TRC and the amount of the corresponding liability was included in accounts payable in the consolidated balance sheet as of January 31, 2017. TRC has not recorded an account receivable for the amounts it believes are owed to it by PPS.

We intend to defend against the claim of PPS and to pursue its claims against PPS with vigorous efforts. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by us that TRC will be successful in these efforts. Management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on our consolidated operating results in a future reporting period.

Recently Issued Accounting Pronouncements

Note 2 to the accompanying consolidated financial statements presents descriptions of recent accounting pronouncements issued by the Financial Accounting Standards Board (the “FASB”) that are relevant to our future financial reporting. These include Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which was issued in May 2014 and which has been amended multiple times, ASU 2016-02, Leases, which was issued in February 2016, ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which was adopted by us during Fiscal 2017, and ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which was also adopted by us during Fiscal 2017. ASU 2014-09 represents an effort to create a new, principle-based revenue recognition framework for all companies that will be adopted by us on February 1, 2018. ASU 2016-02, which will be adopted by us on February 1, 2019, will require the recognition on the balance sheet of all operating leases with terms greater than one year.  ASU 2016-09 requires all excess income tax benefits and income tax deficiencies associated with the exercise of options to purchase shares of common stock to be recognized accordingly as income tax benefit or expense in the income statement. ASU 2015-17 eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of January 31, 2017, we had no outstanding borrowings under our financing arrangements with Bank of America (see Note 10 to the accompanying consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at LIBOR plus 2.00%. As of January 31, 2017, the weighted average interest rate on our short-term investments of $355.0 million was 1.13%. During the years ended January 31, 2017, 2016 and 2015, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

To illustrate the potential impact of changes in interest rates on our results of operations, we have performed the following hypothetical analysis, which assumes that our consolidated balance sheet as of January 31, 2017 remains constant, and no further actions are taken to alter our existing interest rate sensitivity (dollars in thousands).

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Earnings (pre-tax)
Up 300 basis points	$3,316	$—	$3,316
Up 200 basis points	2,211	—	2,211
Up 100 basis points	1,105	—	1,105
Down 100 basis points	(1,105)	—	(1,105)
Down 113 basis points	(1,234)	—	(1,234)

As the weighted average interest rate on our short-term investments was 1.13% at January 31, 2017, the largest decrease in the interest rates presented above is 113 basis points.

The acquisition of APC makes us subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (US Dollars), which will be properly recognized in accumulated other comprehensive income (loss) which is net of tax, when applicable. Net foreign currency exchange losses were incurred during Fiscal 2016 associated primarily with a Euro-denominated bank account opened in the name of Argan, Inc. in order to complete the acquisition of APC. Subsequently, this bank account was closed.

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

Management assessed our internal control over financial reporting as of January 31, 2017, the end of the fiscal year, based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2017 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the second and fourth quarters of the fiscal year ended January 31, 2016, the Company acquired APC and TRC, respectively. The Company integrated these subsidiaries into its system of internal controls over financial reporting as of January 31, 2017 pursuant to the Sarbanes-Oxley Act of 2002.

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

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

The information required by the items of the Annual Report on Form 10-K, Part III, that are identified below will be incorporated by reference to our 2017 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND

RELATED STOCKHOLDER MATTERS.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

10.5

Second Amended and Restated Employment Agreement, dated as of April 13, 2016, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Plant Operations, LLC and William F. Griffin, Jr. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on April 18, 2016.

10.6

Replacement Credit Agreement, dated August 10, 2015, among Argan, Inc. (and certain subsidiaries of Argan, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015.

10.7	Deferred Compensation Plan, adopted by Gemma Power Systems, LLC, effective as of April 6, 2017. (a)
14.1	Code of Ethics. Incorporated by reference to the registrant’s Annual Report on Form 10-KSB filed on April 27, 2004.
14.2	Argan, Inc. Code of Conduct (Amended January 2007). Incorporated by reference to the registrant’s Annual Report on Form 10-KSB filed on April 26, 2007.
21	Subsidiaries of the Company. (a)
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (a)
31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002. (a)
31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002. (a)
32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002. (a)
32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002. (a)
101.INS#	XBRL Instance Document. (a)
101.SCH#	XBRL Schema Document. (a)
101.CAL#	XBRL Calculation Linkbase Document. (a)
101.LAB#	XBRL Labels Linkbase Document. (a)
101.PRE#	XBRL Presentation Linkbase Document. (a)
101.DEF#	XBRL Definition Linkbase Document. (a)

(a)      Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

April 10, 2017	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer	April 10, 2017
Rainer H. Bosselmann	(Principal Executive Officer)

/s/ Henry A. Crumpton	Director	April 10, 2017
Henry A. Crumpton

/s/ Cynthia A. Flanders	Director	April 10, 2017
Cynthia A. Flanders

/s/ Peter W. Getsinger	Director	April 10, 2017
Peter W. Getsinger

/s/ William F. Griffin	Director	April 10, 2017
William F. Griffin

/s/ William F. Leimkuhler	Director	April 10, 2017
William F. Leimkuhler

/s/ W. G. Champion Mitchell	Director	April 10, 2017
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 10, 2017
James W. Quinn

/s/ Brian R. Sherras	Director	April 10, 2017
Brian R. Sherras

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2017 and 2016, and the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Argan, Inc. and subsidiaries as of January 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 10, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
April 10, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2017, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended January 31, 2017, and our report dated April 10, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
April 10, 2017

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JANUARY 31,

(In thousands, except per share data)

	2017	2016	2015
REVENUES
Power industry services	$586,628	$387,636	$376,676
Industrial fabrication and field services	78,994	15,260	—
Telecommunications infrastructure services	9,425	10,379	6,434
Revenues	675,047	413,275	383,110
COST OF REVENUES
Power industry services	452,599	290,823	294,643
Industrial fabrication and field services	68,354	15,527	—
Telecommunications infrastructure services	7,383	7,460	4,864
Cost of revenues	528,336	313,810	299,507
GROSS PROFIT	146,711	99,465	83,603
Selling, general and administrative expenses	32,478	25,060	19,470
Impairment loss	1,979	—	—
INCOME FROM OPERATIONS	112,254	74,405	64,133
Other income, net	2,278	1,101	234
INCOME BEFORE INCOME TAXES	114,532	75,506	64,367
Income tax expense	37,106	25,302	20,912
NET INCOME	77,426	50,204	43,455
Net income attributable to noncontrolling interests	7,098	13,859	13,010
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	70,328	36,345	30,445

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustments, net of tax	(197)	(565)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$70,131	$35,780	$30,445

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$4.67	$2.46	$2.11
Diluted	$4.50	$2.42	$2.05

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,066	14,757	14,433
Diluted	15,625	15,024	14,823

CASH DIVIDENDS PER COMMON SHARE (Note 16)	$1.00	$0.70	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(In thousands, except share and per share data)

	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$167,198	$160,909
Short-term investments	355,796	114,098
Accounts receivable, net	54,836	64,185
Costs and estimated earnings in excess of billings	3,192	4,078
Prepaid expenses and other current assets	6,927	7,342
TOTAL CURRENT ASSETS	587,949	350,612
Property, plant and equipment, net	13,112	12,308
Goodwill	34,913	37,405
Intangible assets, net	8,181	9,344
Other assets	92	122
TOTAL ASSETS	$644,247	$409,791

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$101,944	$46,395
Accrued expenses	39,539	35,454
Billings in excess of costs and estimated earnings	209,241	105,863
TOTAL CURRENT LIABILITIES	350,724	187,712
Deferred income taxes	954	224
TOTAL LIABILITIES	351,678	187,936

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 15,461,452 and 14,839,702 shares issued at January 31, 2017 and 2016, respectively; 15,458,219 and 14,836,469 shares outstanding at January 31, 2017 and 2016, respectively	2,319	2,226
Additional paid-in capital	135,426	117,274
Retained earnings	154,649	99,581
Accumulated other comprehensive loss	(762)	(565)
TOTAL STOCKHOLDERS’ EQUITY	291,632	218,516
Noncontrolling interests (Note 4)	937	3,339
TOTAL EQUITY	292,569	221,855
TOTAL LIABILITIES AND EQUITY	$644,247	$409,791

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2017, 2016 AND 2015

(In thousands except share information)

	Common Stock		Additional		Accumulated
	Outstanding Shares	Par Value	Paid-in Capital	Retained Earnings	Other Comprehensive Loss	Noncontrolling Interests	Total Equity

Balances, February 1, 2014	14,285,901	2,143	$100,830	$53,335	$—	$1,469	$157,777
Net income	—	—	—	30,445	—	13,010	43,455
Exercise of stock options	345,300	52	5,336	—	—	—	5,388
Stock option vesting	—	—	2,017	—	—	—	2,017
Excess tax benefit on exercised stock options	—	—	1,480	—	—	—	1,480
Cash dividends	—	—	—	(10,166)	—	—	(10,166)
Cash distributions to joint venture partner	—	—	—	—	—	(25,000)	(25,000)
Formation of VIE	—	—	—	—	—	1	1

Balances, January 31, 2015	14,631,201	2,195	109,663	73,614	—	(10,520)	174,952
Net income	—	—	—	36,345	—	13,859	50,204
Foreign currency translation loss	—	—	—	—	(565)	—	(565)
Acquisition of APC	98,818	15	3,521	—	—	—	3,536
Exercise of stock options	106,450	16	1,802	—	—	—	1,818
Stock option vesting	—	—	2,374	—	—	—	2,374
Excess tax benefit on exercised stock options	—	—	(86)	—	—	—	(86)
Cash dividends	—	—	—	(10,378)	—	—	(10,378)

Balances, January 31, 2016	14,836,469	$2,226	117,274	99,581	(565)	3,339	221,855
Net income	—	—	—	70,328	—	7,098	77,426
Foreign currency translation loss	—	—	—	—	(197)	—	(197)
Exercise of stock options	621,750	93	15,808	—	—	—	15,901
Stock option vesting	—	—	2,344	—	—	—	2,344
Cash distributions to joint venture partner	—	—	—	—	—	(9,500)	(9,500)
Cash dividends	—	—	—	(15,260)	—	—	(15,260)

Balances, January 31, 2017	15,458,219	$2,319	$135,426	$154,649	$(762)	$937	$292,569

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(In thousands)

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$77,426	$50,204	$43,455
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Impairment loss	1,979	—	—
Deferred income tax expense	1,237	3,421	896
Stock option compensation expense	2,344	2,374	2,017
Depreciation	2,043	779	551
Amortization of purchased intangible assets	1,163	531	243
Gain on the deconsolidation of a variable interest entity	—	(349)	—
Other	517	107	—
Changes in operating assets and liabilities
Accounts receivable	9,217	(12,194)	(3,879)
Prepaid expenses and other assets	(668)	(2,751)	501
Accounts payable and accrued expenses	59,522	(12,196)	22,645
Billings in excess of costs and estimated earnings, net	104,264	(62,958)	26,900
Net cash provided by (used in) operating activities	259,044	(33,032)	93,329

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(595,000)	(252,000)	—
Maturities of short-term investments	354,000	138,000	—
Purchase of subsidiaries, net of cash acquired (Note 3)	—	(17,381)	—
Purchases of property, plant and equipment	(2,811)	(3,118)	(2,936)
Decrease (increase) in notes receivable	—	3,960	(614)
Net cash used in investing activities	(243,811)	(130,539)	(3,550)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(15,260)	(10,378)	(10,166)
Cash distributions to joint venture partner	(9,500)	—	(25,000)
Proceeds from the exercise of stock options	15,901	1,818	5,389
Excess income tax benefits on exercised stock options (Note 2)	—	(86)	1,480
Net cash used in financing activities	(8,859)	(8,646)	(28,297)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(85)	(565)	—
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,289	(172,782)	61,482
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	160,909	333,691	272,209
CASH AND CASH EQUIVALENTS, END OF YEAR	$167,198	$160,909	$333,691

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$36,861	$25,678	$18,662
Common stock issued in connection with the acquisition of APC (noncash transaction, see Note 3)	—	$3,536	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2017, 2016 AND 2015

(Tabular amounts in thousands, except share and per share data)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The consolidated financial statements include the accounts of Argan, Inc. (“Argan”), its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which Argan or one of its wholly-owned subsidiaries is deemed to be the primary beneficiary. Argan conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 85%, 90% and 98% of consolidated revenues for the fiscal years ended January 31, 2017, 2016 and 2015, respectively; The Roberts Company (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter cumulatively referred to as the “Company.”

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities, and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides field services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels, heat exchangers and piping systems. Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

Basis of Presentation

The consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries, its majority-controlled joint ventures and any variable interest entity for which the Company is deemed to be the primary beneficiary (see Note 4). All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts in the balance sheets and statements of cash flows for prior years were reclassified to conform to the current year presentations. In Note 18, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. The Company’s fiscal year ends on January 31 of each year.

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

Long-Lived Assets — Long-lived assets, consisting primarily of purchased intangible assets with definite lives, property and equipment, are subject to review for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. In such circumstances, the Company would compare the carrying value of the long-lived asset to the undiscounted future cash flows expected to result from the use of the asset. In the event that the Company would determine that the carrying value of the asset is not recoverable, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value would be determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets are described in Note 8.

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

Unapproved change orders, which represent contract variations for which the Company has project owner directive for additional work or authorization for scope changes but not for the price associated with the corresponding change, are reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. The total amount of unapproved change orders included in the total contract value amounts used to determine revenues as of January 31, 2017 was $2.7 million. In general, claims that are unapproved in regard to both scope and price are reflected in revenues only when an agreement on the amount has been reached with the project owner.

The Company’s long-term contracts typically have schedule dates and other performance obligations that if not achieved could subject the Company to liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by achievement of a specified level of output or efficiency. Each contract defines the conditions under which a project owner may make a claim for liquidated damages. However, in some instances, potential liquidated damages are not asserted by a project owner, but may be considered during the negotiation or settlement of claims and the close-out of a contract. In June 2016, the Company negotiated the general close-out of a contract including the $12.9 million in potential liquidated damages related to it. In general, the Company considers potential liquidated damages, the costs of other related items and potential mitigating factors in determining the adequacy of its estimates of completed contract costs.

The following schedule presents the two categories of revenues earned by the power industry services business during the years ended January 31, 2017, 2016 and 2015. Core services represent primarily the revenues from ongoing activities conducted pursuant to engineering, construction and procurement contracts for energy plant project owners. Project development fees represent amounts realized upon the success of cooperative activities performed by project developers and the Company including the permanent financing and sale of the associated project (see Note 4).

Category of Service	2017	2016	2015
Core services	$586,628	$383,378	$376,676
Project development success fees	—	4,258	—
Revenues	$586,628	$387,636	$376,676

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

Interest incurred related to overdue income taxes is included in income tax expense; income tax penalties are included in selling, general and administrative expenses.

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

The carrying value amounts presented in the consolidated balance sheets for the Company’s cash and cash equivalents, short-term investments, accounts receivable, notes receivable and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value amounts of business segments (as needed for purposes of identifying indications of impairment to goodwill) are determined by averaging valuations that are calculated using several market-based and income-based approaches deemed appropriate in the circumstances (see Note 8).

Foreign Currency Translation — The accompanying consolidated financial statements are presented in US Dollars. The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive income (loss) which is net of tax, where applicable. The translation of assets and liabilities to US Dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of earnings amounts is made monthly at the average currency exchange rate for the month. Net foreign currency transaction gains and losses were included in the other income section of the Company’s consolidated statements of earnings for the years ended January 31, 2017 and 2016; such amounts were not material for the years ended January 31, 2017 and 2016.

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to the Company’s consolidated financial statements except for the following new professional guidance related to revenue recognition and leases.

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

The Company is currently evaluating the impact of ASU 2014-09 on its consolidated financial statements, including which of the alternative application approaches available under the standard will be utilized for its adoption. Entities are permitted to apply the new standard either retrospectively, subject to certain practical expedients, or through an alternative transition method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. The Company expects to apply the new standard using the modified retrospective method upon its adoption date on February 1, 2018. To date, the Company has examined a contract that it believes is representative of the contracts that will be in place at the date of adoption and has come to preliminary conclusions on the impact of the new standard on revenues using the 5-step process prescribed by ASU 2014-09. It does not believe that the adoption of ASU 2014-09 will have a significant impact on its revenue recognition patterns as compared to revenue recognition under the existing revenue guidance, assuming that contract structures similar to those in place are in effect at the time of the Company’s adoption of ASU 2014-09. The Company expects that revenues generated will continue to be recognized over time utilizing the percent-complete measure of progress consistent with current practice. However, there are certain industry-specific implementation issues that are still unresolved and, depending on the resolution of these matters, conclusions on the impact on the Company’s revenue recognition patterns could change. The Company will continue to evaluate the impacts of ASU 2014-09 through the date of adoption to ensure that its preliminary conclusions continue to remain accurate. Additionally, the Company is continuing its assessment of ASU 2014-09’s impact on its financial statement disclosures.

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

Under the new guidance, all excess income tax benefits and income tax deficiencies are recognized accordingly as income tax benefit or expense in the income statement. The events are treated as discrete items in the determination of income tax expense for each quarterly reporting period in which they occur. In addition, excess tax benefits are classified along with other income tax cash flows as an operating activity. As permitted, the Company adopted the new pronouncement in the current fiscal year, effective as of February 1, 2016, with the primary effect being the reduction of federal income tax expense for the fiscal year ended January 31, 2017 in the amount of $5.0 million.

Deferred Income Taxes

Late in 2015, the FASB issued Accounting Standards Update 2015-17, Balance Sheet Classification of Deferred Taxes, which eliminates the current requirement for organizations to present deferred tax assets and liabilities as current and noncurrent in a classified balance sheet. Instead, organizations are required to classify all deferred tax assets and liabilities as noncurrent. Implementation of this new standard is required for public entities for reporting periods beginning after December 15, 2016. As permitted, the new guidance was adopted early by the Company in the current fiscal year using a retrospective approach. Accordingly, deferred tax assets in the amount of $1.1 million that were previously included in current assets as of January 31, 2016 were reclassified and reflected in the net balance of deferred income tax liabilities classified as noncurrent in the consolidated balance sheet as of January 31, 2016 included herein.

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

On May 29, 2015, a wholly owned subsidiary of the Company purchased 100% of the outstanding capital of APC, a private company incorporated in the Republic of Ireland. This business combination was completed pursuant to the terms and conditions of a Share Purchase Agreement, dated May 11, 2015 (the “SPA”). Including its affiliated companies, APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. The fair value of the consideration transferred to the former owners of APC was $11.1 million including a liability in the amount of $1.1 million representing cash held back until the expiration of the escrow period. During the fiscal year ended January 31, 2017, the Company paid the full amount of these funds to the former owners of APC.

Both business combinations were accounted for using the acquisition method of accounting, with Argan as the acquirer. The results of operations for APC and TRC have been included in the consolidated financial statements since the corresponding acquisition dates.

NOTE 4 — SPECIAL PURPOSE ENTITIES

Construction Joint Ventures

GPS assigned its contracts for the engineering, procurement and construction of two natural gas-fired power plants (the “EPC Contracts”), known as Panda Liberty and Panda Patriot, to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large civil contracting firm. The corresponding joint venture agreements, as amended, provide that GPS has the majority interest in any profits, losses, assets and liabilities resulting from the performance of the EPC Contracts. Final completion of the two projects, as defined by each EPC Contract, was achieved in December 2016 and October 2016, respectively. GPS has no significant commitments under these arrangements beyond those related to the completion of the EPC Contracts except for the provision of services under the related warranty obligations.

Due to the financial control by GPS, the accounts of the joint ventures have been included in the Company’s consolidated financial statements since the commencement of contract activities (near the end of the fiscal year ended January 31, 2014). The shares of the profits of the joint ventures have been determined based on the percentages by which the Company believes profits will ultimately be shared by the joint venture partners.

Moxie Freedom LLC

In August 2014, GPS entered into a Development Loan Agreement (the “DLA”) with Moxie Freedom LLC (“Moxie Freedom”), a variable interest entity (“VIE”) that was wholly owned by Moxie Energy, LLC (“Moxie”), a power facility project development firm. The financial support provided by GPS covered a significant portion of the costs for Moxie Freedom to develop a large natural gas-fired power plant.

Under the DLA, GPS made development loans to Moxie Freedom that totaled $4.3 million. Such loans earned interest based on an annual rate of 20%. In November 2015, Moxie sold a substantial portion of its ownership interest in Moxie Freedom, GPS received repayment of its development loans in full and $0.6 million in accrued interest, GPS received a development success fee in the amount of $4.3 million and the full notice-to-proceed with activities pursuant to the corresponding EPC contract.

Pursuant to a participation agreement, an equipment supplier to Moxie Freedom provided GPS with 40% of the funding for the development loans made to Moxie Freedom that totaled $1.7 million. Under the applicable accounting guidance, the funding provided to GPS was treated as a secured borrowing. Interest payable to the supplier accrued based on an annual rate of 20% and the supplier was entitled to receive 40% of any development success fee earned by GPS in connection with the permanent financing and/or sale of the project. In November 2015, all amounts due under the participation agreement were paid by GPS including principal and interest in the total amount of $1.9 million and the supplier’s share of the development success fee in the amount of $1.7 million.

Through its arrangements with Moxie Freedom, the Company was deemed to be the primary beneficiary of this VIE entity at its inception. However, Moxie Freedom substantially completed its project development efforts during the fiscal year ended January 31, 2016, and financial support was thereafter provided substantially by the pending investor. As a result, the Company was no longer the primary beneficiary of the VIE and it was deconsolidated during the quarter ended July 31, 2015. The primary effects of the deconsolidation were the elimination of the capitalized project costs from the Company’s consolidated balance sheet ($4.9 million) and the addition to the consolidated balance sheet of the notes receivable from Moxie Freedom and related accrued interest. For reporting periods prior to the deconsolidation, the amounts of the notes receivable from Moxie Freedom and the corresponding amounts of accrued interest and interest income were eliminated in consolidation. The deconsolidation resulted in a pre-tax gain which was included in the statement of earnings for the fiscal year ended January 31, 2016 in the amount of $0.3 million.

NOTE 5 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments as of January 31, 2017 and 2016 consisted solely of certificates of deposit purchased from the Bank of America (the “Bank”) with weighted average original maturities of 185 days and 174 days, respectively (the “CDs”). The Company has the intent and ability to hold these securities until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of January 31, 2017 and 2016 included accrued interest of $0.8 million and $0.1 million, respectively. Interest income is recorded when earned and is included in other income, net. As of January 31, 2017 and 2016, the weighted average annual interest rates on the Company’s short-term investment CDs were 1.13% and 0.63%, respectively.

The Company has cash on deposit in excess of federally insured limits at the Bank, has purchased CDs and has liquid mutual fund investments at the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material risk.

The amount of cash and cash equivalents included in the consolidated balance sheet as of January 31, 2017 included $12.5 million held by the consolidated joint venture entities that are discussed in Note 4 above that will be used to cover any remaining future construction or warranty costs incurred under the corresponding EPC Contracts and the remaining earnings distributions to the joint venture partners.

NOTE 6 — ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at January 31, 2017 and 2016 were $36.2 million and $44.6 million, respectively. Such retainage amounts represent funds withheld by project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the length of retention periods may vary. Most of the amount outstanding as of January 31, 2017, relates to active projects and will not be collected until the fiscal year ending January 31, 2019. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

The Company may extend credit to its customers based on an evaluation of the customers’ financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivable. The provision for uncollectible accounts was $1.2 million for the fiscal year ended January 31, 2017 and was included in selling, general and administrative expenses; such amounts were not material for the years ended January 31, 2016 and 2015. The amount of the allowance for uncollectible accounts at January 31, 2017 was $1.9 million; it related primarily to project development loans made in prior years. The allowance amount as of January 31, 2016 was not material. Due to the circumstances described in Note 8 below, APC wrote-off its account receivable from a project owner in the amount of $0.8 million during the fiscal year ended January 31, 2017.

NOTE 7 — COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The table below sets forth the aggregate amounts of costs charged to and earnings accrued on uncompleted contracts compared with the billings on those contracts through January 31, 2017 and 2016.

	2017	2016
Costs charged to uncompleted contracts	$485,629	$764,071
Estimated accrued earnings	78,708	116,326
	564,337	880,397
Less - billings to date	770,386	982,182
	$(206,049)	$(101,785)

Amounts above are included in the accompanying consolidated balance sheets under the following captions:

	2017	2016
Costs and estimated earnings in excess of billings	$3,192	$4,078
Billings in excess of costs and estimated earnings	209,241	105,863
	$(206,049)	$(101,785)

Contract costs charged as of January 31, 2017 included amounts billed to the Company for delivered goods and services totaling $17.2 million where payments have been retained; retained amounts were included in the Company’s accounts payable as of January 31, 2017. Generally, such amounts are expected to be paid prior to the completion of the applicable project.

NOTE 8 — PURCHASED INTANGIBLE ASSETS

At January 31, 2017, the goodwill balances related to the acquisitions of GPS, TRC and APC were $18.5 million, $14.4 million and $2.0 million, respectively.

In July 2016, construction work was suspended on APC’s largest project at that time, which reflected over 90% of its contract backlog. Additionally, APC’s primary market is the United Kingdom, which voted to leave the European Union on June 23, 2016 (“Brexit”). The resulting sterling pound drop, financial market uncertainty and recessionary pressures were considered likely to impact the availability of financing for future power plant developments in the United Kingdom for the foreseeable future. APC’s second largest market was the Middle East, which has experienced decreased project activity due to capital constraints, resulting from decreased oil revenues. APC reported losses during the first half of the fiscal year ended January 31, 2017. Given the events above, analyses were performed in order to determine whether APC’s goodwill had incurred an impairment loss. Using income and market approaches, the assessment analyses indicated that the carrying value of the business exceeded its fair value. As a result, APC recorded an estimated impairment loss at July 31, 2016 related to goodwill of approximately $2.0 million that has been reflected in the consolidated statement of earnings for the year ended January 31, 2017. No impairment loss occurred during the years ended January 31, 2016 or 2015.

The Company’s other purchased intangible assets consisted of the following elements as of January 31, 2017 and 2016.

		2017			2016
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Net Amount
Trade names -
GPS	15 years	$3,643	$2,464	$1,179	$1,421
TRC	15 years	4,499	350	4,149	4,499
SMC	indefinite	181	—	181	181
Process certifications -
TRC	7 years	1,897	316	1,581	1,852
Customer relationships -
TRC	10 years	916	107	809	901
APC	4 years	430	167	263	371
Other intangibles	various	288	269	19	119
Totals		$11,854	$3,673	$8,181	$9,344

The Company determined the fair values of the trade names using a relief-from-royalty methodology. The Company believes that the useful lives of the trade names for GPS and TRC represent the number of years that such intangibles are expected to contribute to future cash flows. The useful life for the trade name of SMC is considered to be indefinite. In order to value the process certifications of TRC, the Company applied a new reproduction cost method that required the estimation of the costs to replace the assets with certifications that would have the same functionality or utility as the acquired assets. Other intangible assets include primarily the fair values estimated for acquired contract backlogs, other customer relationships and non-compete agreements.

The tables below present the activity for the years ended January 31, 2017 and 2016 related to intangible assets, excluding goodwill, that were acquired in connection with business combinations.

	2017	2016
Intangible assets, beginning of year	$11,854	$3,824
Addition - acquisition of APC	—	543
Addition - acquisition of TRC	—	7,487
Total intangible assets, end of year	11,854	11,854

Accumulated amortization, beginning of year	2,510	1,979
Amortization expense	1,163	531
Accumulated amortization, end of year	3,673	2,510
Intangible assets, net	$8,181	$9,344

The future amounts of amortization expense related to intangibles are presented below for the years ending January 31:

2018	$1,032
2019	1,013
2020	954
2021	905
2022	870
Thereafter	3,226
Total	$8,000

For income tax reporting purposes, goodwill in the approximate amount of $14.4 million is being amortized on a straight-line basis over periods of 15 years. The other amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.

NOTE 9 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at January 31, 2017 and 2016:

	2017	2016
Land and improvements	$863	$863
Building and improvements	5,148	5,111
Furniture, machinery and equipment	9,961	8,510
Trucks and other vehicles	3,708	2,906
	19,680	17,390
Less - accumulated depreciation	6,568	5,082
Property, plant and equipment, net	$13,112	$12,308

Depreciation for property, plant and equipment was $2.0 million, $0.8 million and $0.6 million for the years ended January 31, 2017, 2016 and 2015, respectively, which amounts were charged substantially to selling, general and administrative expenses in each year. The costs of maintenance and repairs were $2.3 million, $0.8 million and $0.3 million for the years ended January 31, 2017, 2016 and 2015, respectively, which amounts were charged substantially to selling, general and administrative expenses each year as well.

NOTE 10 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in a Replacement Credit Agreement, effective August 10, 2015 (the “Credit Agreement”). The Credit Agreement, which superseded the Company’s prior arrangements with the Bank, provides a revolving loan with a maximum borrowing amount of $10.0 million that is available until May 31, 2018 with interest at the 30-day LIBOR plus 2.00%. The Company may also use the borrowing ability to cover standby letters of credit issued by the Bank for the Company’s use in the ordinary course of business. There were no actual borrowings outstanding under the Credit Agreement as of January 31, 2017 or 2016. Borrowing availability in the amount of $3.0 million has been designated to cover a letter of credit issued by the Bank, with an expiration date of June 30, 2017, for insurance exposures.

The Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. As of January 31, 2017, the Company was compliant with the financial covenants of the Credit Agreement.

The commercial bank that supports the activities of TRC has issued an outstanding irrevocable letter of credit on its behalf in the amount of $0.4 million with a current expiration date in January 2018.

NOTE 11 — COMMITMENTS

The Company leases certain office space and other facilities under non-cancelable operating leases expiring on various dates through December 2019. Certain leases contain renewal options. As it is management’s intention to continue to occupy the headquarters facility of SMC, the future minimum lease payment amounts presented below include the payment amounts associated with one remaining two-year option term. The future minimum lease payments presented below also include amounts due under a long-term lease covering the primary offices and plant for TRC with the founder and current chief executive officer of TRC at an annual rate of $0.3 million through April 30, 2017, as well as amounts due under a long-term lease covering the primary offices for APC with several of its current executives at an annual rate of less than $0.1 million through January 1, 2024. None of the Company’s leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

The following is a schedule of future minimum lease payments for the operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2017:

2018	$712
2019	448
2020	231
2021	133
2022	116
Thereafter	143
Total	$1,783

The Company also uses equipment and occupies other facilities under non-cancelable operating leases and other rental agreements. Rent incurred on construction projects and included in the costs of revenues was $13.2 million, $15.0 million and $14.4 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively. Rent expense amounts included in selling, general and administrative expenses were $0.6 million, $0.3 million and $0.2 million for the fiscal years ended January 31, 2017, 2016 and 2015, respectively.

NOTE 12 — CONTINGENCIES

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

PPS Engineers Matter

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered. The amount claimed by PPS in this lawsuit approximates $0.9 million. PPS has placed liens on the property of the customers where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Tennessee in the amount of $2.5 million. On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied. Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total $2.2 million. The amounts invoiced by PPS were accrued by TRC and the corresponding liability amount was included in accounts payable in the consolidated balance sheet as of January 31, 2017. TRC has not recorded an account receivable for the amounts it believes are owed to it by PPS.

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

Self-Insurance

TRC has elected to retain portions of future losses, if any, through the use of self-insurance for exposures related to worker’s compensation and employee health insurance claims. Liabilities in excess of contractually limited amounts are the responsibility of an insurance carrier. To the extent that the Company is self-insured for these exposures, including claims incurred but not reported, liabilities have been accrued based upon the Company’s best estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near-term. Management believes that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded accruals, will not have a material adverse effect on the Company’s future results of operations, financial position or cash flow. At January 31, 2017 and 2016, the aggregate amounts established to cover self-insured losses were included in the balances of accrued expenses in the consolidated balance sheets. Beginning in calendar year 2017, the employee health benefits for the employees of TRC will be fully insured.

Warranty Costs

Many of the Company’s construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that generally run from nine to twenty-four months after the completion of construction. Because of the nature of the Company’s projects, including project owner inspections of the work both during construction and prior to substantial completion, we have not experienced material unexpected warranty costs. However, provision for estimated warranty costs, (if any) is made in the period in which such costs become probable and is periodically adjusted to reflect actual experience. Warranty costs are estimated based on the Company’s experience with the type of work and any known risks relative to each completed project. At January 31, 2017 and 2016, the amounts established to cover future warranty costs under completed EPC contracts were included in the balances of accrued expenses in the consolidated balance sheets.

NOTE 13 — STOCK-BASED COMPENSATION

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

As of January 31, 2017, there were approximately 1.2 million shares of the Company’s common stock reserved for issuance under the Company’s stock option plans, including approximately 0.4 million shares of the Company’s common stock available for future awards.

Summaries of activity under the Company’s stock option plans for the years ended January 31, 2017, 2016 and 2015, along with the corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, January 31, 2014	916	$17.36	6.04	$5.58
Granted	306	$21.09
Exercised	(346)	$15.61
Outstanding, January 31, 2015	876	$22.34	7.08	$6.01
Granted	300	$34.70
Exercised	(106)	$17.10
Forfeited	(6)	$17.33
Outstanding, January 31, 2016	1,064	$26.38	6.36	$6.91
Granted	270	$57.88
Exercised	(622)	$25.57
Forfeited	(5)	$36.73
Outstanding, January 31, 2017	707	$39.04	7.82	$10.22

Exercisable, January 31, 2017	437	$27.40	6.68	$7.31

The changes in the number of non-vested options to purchase shares of common stock for the years ended January 31, 2017, 2016 and 2015, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Weighted Average Fair Value
Non-vested, January 31, 2014	303	$4.40
Granted	306	$7.14
Vested	(303)	$4.40
Non-vested, January 31, 2015	306	$7.14
Granted	300	$8.97
Vested	(306)	$7.14
Non-vested, January 31, 2016	300	$8.97
Granted	270	$14.93
Vested	(300)	$8.97
Non-vested, January 31, 2017	270	$14.93

Compensation expense amounts related to stock options were $2.3 million, $2.4 million, and $2.0 million for the years ended January 31, 2017, 2016 and 2015, respectively. At January 31, 2017, there was $3.1 million in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next twelve months. The total intrinsic values for the stock options exercised during the years ended January 31, 2017, 2016 and 2015 were $18.4 million, $2.1 million and $5.7 million, respectively. At January 31, 2017, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise prices of such options by $24.5 million and $20.3 million, respectively.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. For companies with limited stock option exercise experience, current guidance provided by the SEC permits the use of a “simplified method” in developing the estimate of the expected term of a “plain-vanilla’’ share option based on the average of the vesting period and the option term. Historically, the Company used the simplified method to estimate the expected terms of its stock options. However, the Company believes that its stock option exercise activity, particularly over the last two years, has become sufficient to provide it with a reasonable basis upon which to estimate expected lives. Accordingly, the estimated expected life used in the determination of recent stock option awards was 3.35 years. The simplified method would have resulted in the use of 5.5 years as the estimated expected life of each of these stock options. As a result, the aggregate fair value of this group of stock options was reduced by $0.8 million, or approximately 20%. The effect of the change on the amount of stock option compensation expense recorded in Fiscal 2017 was not material.

The risk-free interest rates and expected volatility factors used in the determinations of the fair value of stock options awarded during the year ended January 31, 2017 ranged from 1.3% to 1.9% and from 33.3% to 35.0%, respectively. For stock options awarded during the year ended January 31, 2016, the comparable ranges were 1.0% to 1.7% and from 33.9% to 35.3%, respectively. For stock options awarded during the year ended January 31, 2015, the comparable ranges were 0.1% to 1.6% and 29.9% to 34.4%, respectively. The calculations of the expected volatility factors were based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards.

The fair value of each stock option granted in the years ended January 31, 2017, 2016 and 2015 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2017	2016	2015
Dividend yield	1.4%	2.0%	3.5%
Expected volatility	34.6%	34.8%	33.7%
Risk-free interest rate	1.7%	1.3%	1.3%
Expected life (in years)	4.2	4.9	4.9

The Company also has 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense amounts related to these defined contribution plans were approximately $1.9 million, $1.5 million and $1.1 million for the years ended January 31, 2017, 2016 and 2015, respectively.

NOTE 14 — INCOME TAXES

The components of income tax expense for the years ended January 31, 2017, 2016 and 2015 are presented below:

	2017	2016	2015
Current:
Federal	$29,681	$16,458	$15,249
State	6,188	5,423	4,767
	35,869	21,881	20,016
Deferred:
Federal	1,277	2,950	788
State	(40)	471	108
	1,237	3,421	896
Income tax expense	$37,106	$25,302	$20,912

The Company’s income tax expense amounts for the years ended January 31, 2017, 2016 and 2015 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rate of 35% to income before income taxes for the periods as shown in the table below.

	2017	2016	2015
Computed “expected” income tax	$40,086	$26,427	$22,528
Increase (decrease) resulting from:
State income taxes, net of federal benefit	4,001	4,030	3,284
Stock option exercises	(4,969)	—	—
Domestic production activities deduction	(2,906)	(1,635)	(1,504)
Exclusion of noncontrolling interests	(2,484)	(4,823)	(4,582)
Other permanent differences	1,933	1,557	902
Adjustments and other differences	1,445	(254)	284
Income tax expense	$37,106	$25,302	$20,912

For the years ended January 31, 2017, 2016 and 2015, the favorable income tax effects of permanent differences related primarily to the exclusion from taxable income of the income attributable to noncontrolling interest entities (which are considered partnerships for income tax reporting purposes), and the domestic manufacturing deduction, offset partially by the unfavorable income tax effects of state income taxes, net of federal income tax benefit. Also, during the year ended January 31, 2017, there was a favorable income tax effect related to the recognition of the excess income tax benefits associated with stock options exercised during the year (see Note 2). Other permanent differences included nondeductible executive compensation and, for the current year, the unfavorable income tax effect of the goodwill impairment loss. The most significant item reflected in adjustments and other differences for the current year was the foreign income tax differential.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of January 31, 2017 and 2016 included the following:

	2017	2016
Assets:
Net operating loss (“NOL”) carryforwards	$3,487	$3,345
Stock options	1,594	2,354
Purchased intangibles	1,592	2,233
Accrued expenses and other	2,052	2,144
	8,725	10,076
Liabilities:
Purchased intangibles	$(4,428)	$(4,375)
Construction contracts	(2,862)	(3,681)
Property and equipment and other	(2,389)	(2,244)
	(9,679)	(10,300)
Net deferred tax liabilities	$(954)	$(224)

The Company acquired unused net operating losses (“NOLs”) for federal income tax reporting purposes from TRC that are subject to limitations imposed by Section 382 of the Internal Revenue Code of 1986, as amended (the “IRC”). These losses are subject to annual limits that reduce the aggregate amount of NOLs available to the Company in the future to approximately $7.9 million (the “IRC 382 Limit”). These NOLs are available to offset future taxable income and, if not utilized, begin expiring during 2032. The Company also has certain NOLs that will be available to the Company for state and foreign income tax reporting purposes that are substantially similar to the federal NOLs. As APC has incurred operating losses since its acquisition, it does not have any undistributed foreign earnings as of January 31, 2017.

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

As of January 31, 2017 and 2016, the consolidated balance sheets included prepaid income taxes in the amounts of $3.9 million and $3.3 million, respectively. As of January 31, 2017, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

The Company is subject to income taxes in the United States of America, the Republic of Ireland and in various other state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2012 except for a few notable exceptions including the Republic of Ireland and California where the open periods are one year longer. The amounts of interest and penalties related to income taxes that were incurred by the Company during the years ended January 31, 2017, 2016 and 2015 were not material.

NOTE 15 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Reconciliations of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computations of basic and diluted earnings per share for the years ended January 31, 2017, 2016 and 2015 are as follows (shares in thousands):

	2017	2016	2015
Net income attributable to the stockholders of Argan, Inc.	$70,328	$36,345	$30,445

Weighted average number of shares outstanding - basic	15,066	14,757	14,433
Effect of stock options (1)	559	267	390
Weighted average number of shares outstanding - diluted	15,625	15,024	14,823
Net income per share attributable to the stockholders of Argan, Inc.:
Basic	$4.67	$2.46	$2.11
Diluted	$4.50	$2.42	$2.05

(1)   The numbers of antidilutive shares excluded from the diluted earnings per share computations were 165, 180 and 40 for the years ended January 31, 2017, 2016 and 2015, respectively.

NOTE 16 — CASH DIVIDENDS

In September 2016, the Company’s board of directors declared regular and special cash dividends of $0.70 and $0.30 per share of common stock, respectively, which were paid on October 28, 2016 to stockholders of record at the close of business on October 18, 2016. In September 2015, the Company’s board of directors declared a regular cash dividend of $0.70 per share of common stock, which was paid in November 2015. During the year ended January 31, 2015, the Company declared and paid a special cash dividend of $0.70 per share of common stock.

NOTE 17 — CONCENTRATIONS OF REVENUES AND ACCOUNTS RECEIVABLE

The majority of the Company’s consolidated revenues related to performance by the power industry services segment which provided 87%, 94% and 98% of consolidated revenues for the years ended January 31, 2017, 2016 and 2015, respectively.

For the year ended January 31, 2017, the Company’s most significant customer relationships included five power industry service customers which accounted for 20%, 18%, 17%, 14% and 10% of consolidated revenues, respectively. For the year ended January 31, 2016, the Company’s most significant customer relationships included two power industry service customers which accounted for 38% and 35% of consolidated revenues. For the year ended January 31, 2015, the Company’s most significant customer relationships included three power industry service customers which accounted for 45%, 41% and 12% of consolidated revenues.

Accounts receivable balances from four major customers represented 18%, 17%, 17% and 11% of the corresponding consolidated balance as of January 31, 2017, and accounts receivable balances from two major customers each represented 27% of the corresponding consolidated balance as of January 31, 2016.

NOTE 18 — SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s reportable segments, power industry services, industrial fabrication and field services, and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services, and may include more than one operating segment. With the acquisition of TRC in December 2015, the Company began operations in a new reportable segment, Industrial Fabrication and Field Services (see Note 3). Accordingly, financial information has been presented for this reportable segment for the year ended January 31, 2017 and 2016, and there is no information to be presented for this segment for the year ended January 31, 2015.

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the year ended January 31, 2017. The “Other” columns include the Company’s corporate and unallocated expenses.

Year Ended January 31, 2017

	Power Services	Telecom Services	Industrial Services	Other	Totals
Revenues	$586,628	$9,425	$78,994	$—	$675,047
Cost of revenues	452,599	7,383	68,354	—	528,336
Gross profit	134,029	2,042	10,640	—	146,711
Selling, general and administrative expenses	17,588	1,430	6,264	7,196	32,478
Impairment loss	1,979	—	—	—	1,979
Income (loss) from operations	114,462	612	4,376	(7,196)	112,254
Other income, net	2,145	—	—	133	2,278
Income (loss) before income taxes	$116,607	$612	$4,376	$(7,063)	114,532
Income tax expense					37,106
Net income					$77,426

Amortization of intangibles	$350	$—	$813	$—	$1,163
Depreciation	665	201	1,165	12	2,043
Property, plant and equipment additions	1,005	563	1,238	5	2,811

Current assets	$461,086	$3,399	$19,329	$104,135	$587,949
Current liabilities	337,617	1,012	10,335	1,760	350,724
Goodwill	20,548	—	14,365	—	34,913
Total assets	488,431	4,318	47,316	104,182	$644,247

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the years ended January 31, 2016 and 2015. As above, the “Other” columns include the Company’s corporate and unallocated expenses.

Year Ended January 31, 2016

	Power Services	Telecom Services	Industrial Services	Other	Totals
Revenues	$387,636	$10,379	$15,260	$—	$413,275
Cost of revenues	290,823	7,460	15,527	—	313,810
Gross profit	96,813	2,919	(267)	—	99,465
Selling, general and administrative expenses	15,303	1,323	1,151	7,283	25,060
Income (loss) from operations	81,510	1,596	(1,418)	(7,283)	74,405
Other income, net	827	—	—	274	1,101
Income (loss) before income taxes	$82,337	$1,596	$(1,418)	$(7,009)	75,506
Income tax expense					25,302
Net income					$50,204

Amortization of intangibles	$415	$—	$116	$—	$531
Depreciation	433	162	172	12	779
Property, plant and equipment additions	2,985	100	28	5	3,118

Goodwill	$22,525	$—	$14,880	$—	$37,405
Total assets	274,627	1,885	52,436	80,843	409,791

Year Ended January 31, 2015

	Power Services	Telecom Services	Other	Totals
Revenues	$376,676	$6,434	$—	$383,110
Cost of revenues	294,643	4,864	—	299,507
Gross profit	82,033	1,570	—	83,603
Selling, general and administrative expenses	11,930	1,299	6,241	19,470
Income (loss) from operations	70,103	271	(6,241)	64,133
Other income, net	231	—	3	234
Income (loss) before income taxes	$70,334	$271	$(6,238)	64,367
Income tax expense				20,912
Net income				$43,455

Amortization of intangibles	$243	$—	$—	$243
Depreciation	372	169	10	551
Property, plant and equipment additions	2,807	77	52	2,936

Goodwill	$18,476	$—	$—	$18,476
Total assets	303,737	2,293	85,163	391,193

NOTE 19 — QUARTERLY FINANCIAL INFORMATION (unaudited)

Certain unaudited financial information reported for the quarterly periods ended April 30, July 31, October 31 and January 31 included in the years ended January 31, 2017 and 2016 is presented below:

	April 30	July 31	October 31	January 31	Full Year
2017
Revenues	$130,348	$162,495	$175,444	$206,760	$675,047
Gross profit	28,302	44,012	36,578	37,819	146,711
Income from operations	21,255	34,499	26,730	29,770	112,254
Net income	14,120	23,299	19,226	20,781	77,426
Net income attributable to the stockholders of Argan, Inc.	12,230	19,674	18,073	20,351	70,328

Earnings per share(1)(2)
Basic	$0.82	$1.32	$1.19	$1.33	$4.67
Fully diluted	$0.81	$1.29	$1.16	$1.29	$4.50

2016
Revenues	$85,488	$97,434	$113,967	$116,386	$413,275
Gross profit	21,167	28,493	26,262	23,543	99,465
Income from operations	15,627	23,645	20,672	14,461	74,405
Net income	10,851	15,834	14,359	9,160	50,204
Net income attributable to the stockholders of Argan, Inc.	7,503	11,307	10,807	6,728	36,345

Earnings per share(1)(2)
Basic	$0.51	$0.77	$0.73	$0.45	$2.46
Fully diluted	$0.50	$0.75	$0.72	$0.45	$2.42

(1)         The earnings per share amounts are attributable to the stockholders of Argan, Inc.

(2)         Earnings per share amounts for the quarter periods may not cross-foot to the corresponding full-year amounts as the amounts for each quarter are calculated independently of the calculations for the full-year amounts.