Form 10-Q
period 2017-04-30
ARGAN INC
filed 2017-06-07
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐  Smaller reporting company ☐  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common stock, $0.15 par value: 15,519,719 shares as of June 1, 2017.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

APRIL 30, 2017

CERTIFICATIONS

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2017	2016

REVENUES	$230,489	$130,348
Cost of revenues	190,393	102,046
GROSS PROFIT	40,096	28,302
Selling, general and administrative expenses	9,489	7,047
INCOME FROM OPERATIONS	30,607	21,255
Other income, net	1,218	37
INCOME BEFORE INCOME TAXES	31,825	21,292
Income tax expense	11,076	7,172
NET INCOME	20,749	14,120
Net income attributable to non-controlling interests	124	1,890
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	20,625	12,230

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustments, net of tax	104	645
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$20,729	$12,875

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$1.33	$0.82
Diluted	$1.31	$0.81

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,467	14,842
Diluted	15,771	15,055

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	April 30, 2017	January 31, 2017
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$167,347	$167,198
Short-term investments	396,092	355,796
Accounts receivable, net	71,331	54,836
Costs and estimated earnings in excess of billings	4,357	3,192
Prepaid expenses and other current assets	4,544	6,927
TOTAL CURRENT ASSETS	643,671	587,949
Property, plant and equipment, net	14,434	13,112
Goodwill	34,913	34,913
Intangible assets, net	7,998	8,181
Deferred taxes	8,634	8,725
Other assets	276	92
TOTAL ASSETS	$709,926	$652,972

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$118,077	$101,944
Accrued expenses	32,258	39,539
Billings in excess of costs and estimated earnings	234,344	209,241
TOTAL CURRENT LIABILITIES	384,679	350,724
Deferred taxes	9,846	9,679
TOTAL LIABILITIES	394,525	360,403

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 15,488,952 and 15,461,452 shares issued at April 30 and January 31, 2017, respectively; 15,485,719 and 15,458,219 shares outstanding at April 30 and January 31, 2017, respectively	2,323	2,319
Additional paid-in capital	137,401	135,426
Retained earnings	175,274	154,649
Accumulated other comprehensive losses	(658)	(762)
TOTAL STOCKHOLDERS’ EQUITY	314,340	291,632
Non-controlling interests	1,061	937
TOTAL EQUITY	315,401	292,569
TOTAL LIABILITIES AND EQUITY	$709,926	$652,972

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$20,749	$14,120
Adjustments to reconcile net income to net cash provided by operating activities
Stock option compensation expense	1,112	659
Depreciation	572	434
Amortization of purchased intangibles	183	321
Deferred income tax expense	263	1,897
Other	(382)	(128)
Changes in operating assets and liabilities
Accounts receivable	(16,428)	(6,713)
Prepaid expenses and other assets	(1,773)	(1,408)
Accounts payable and accrued expenses	12,730	5,786
Billings in excess of costs and estimated earnings, net	23,938	28,758
Net cash provided by operating activities	40,964	43,726

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(185,000)	(50,000)
Maturities of short-term investments	145,000	36,000
Purchases of property, plant and equipment	(1,863)	(245)
Net cash used in investing activities	(41,863)	(14,245)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	867	495
Net cash provided by financing activities	867	495

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	181	545
NET INCREASE IN CASH AND CASH EQUIVALENTS	149	30,521
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,198	160,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$167,347	$191,430

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$—	$847

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2017

(Tabular dollar amounts in thousands, except per share data)

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The condensed consolidated financial statements include the accounts of Argan, Inc. (“Argan”), its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which Argan or one of its wholly-owned subsidiaries is deemed to be the primary beneficiary. Argan conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 90% and 79% of consolidated revenues for the three months ended April 30, 2017 and 2016, respectively; The Roberts Company, Inc. (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter cumulatively referred to as the “Company.”

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers, including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities, and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels, heat exchangers and piping systems. Through SMC, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

Basis of Presentation

In Note 14, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. All significant inter-company balances and transactions have been eliminated in consolidation. The deferred tax amounts included in the comparative balance sheet were reclassified to conform to the current year presentation. The Company’s fiscal year ends on January 31 of each year.

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto (including the summary of significant accounting policies), and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2017.

The condensed consolidated balance sheet as of April 30, 2017, the condensed consolidated statements of earnings for the three months ended April 30, 2017 and 2016, and the condensed consolidated statements of cash flows for the three months ended April 30, 2017 and 2016 are unaudited. The condensed consolidated balance sheet as of January 31, 2017 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2017, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Revenue Recognition — Revenues are recognized primarily under various long-term construction contracts, including contracts for which revenues are based on either a fixed price, cost-plus-fee or time and materials basis, with typical durations of one month to three years. Revenues from fixed price construction contracts, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Revenues from cost-plus-fee construction contracts are recognized on the basis of costs incurred during the period plus the amount of fee earned. Revenues from time and materials contracts are recognized when the related services are provided to the customer. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Fair Values — The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s cash and cash equivalents, short-term investments, accounts receivable and accounts payable are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value amounts of reporting units (as needed for purposes of identifying indications of impairment to goodwill) are determined by averaging valuations that are calculated using several market-based and income-based approaches deemed appropriate in the circumstances.

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There is no recently issued accounting guidance that has not yet been adopted that the Company considers material to its condensed consolidated financial statements except for the following:

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a final standard on revenue recognition, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), in order to create a new, principles-based revenue recognition framework that may affect nearly every revenue-generating entity. As delayed by the FASB, ASU 2014-09 and a series of related amending pronouncements issued by the FASB become effective for public companies for fiscal years beginning after December 15, 2017.

The Company is currently evaluating the impact of ASU 2014-09, as amended, on its condensed consolidated financial statements, including which of the alternative application approaches available under the standards will be utilized for its adoption. Entities are permitted to apply the new standards either retrospectively, subject to certain practical expedients, or through an alternative transition method that requires the application of the guidance only to contracts that are uncompleted on the date of initial application. The Company expects to apply the new standards using the modified retrospective method upon its adoption date of February 1, 2018 which will result in a cumulative effect adjustment as of the date of adoption. To date, the Company has examined a contract that it believes is representative of the fixed price contracts that will be in place at the date of adoption and has come to preliminary conclusions on the impact of the new standards on revenues using the 5-step process prescribed by ASU 2014-09, as amended. It does not believe that the adoption of the standards will have a significant impact on its revenue recognition patterns for its fixed price engineering, procurement and construction contracts as compared to revenue recognition under the existing revenue guidance, assuming that contract structures similar to those in place are in effect at the time of the Company’s adoption. The Company expects that revenues generated in the future will continue to be recognized over time utilizing the cost-to-cost measure of progress consistent with current practice. However, there are certain industry-specific implementation issues that are still unresolved and, depending on the resolution of these matters, conclusions on the impact on the Company’s revenue recognition patterns could change. Through the date of adoption, the Company will continue to evaluate the impacts of ASU 2014-09 to ensure that its preliminary conclusions continue to remain accurate. Additionally, the Company is continuing its assessment of the impact of ASU 2014-09, as amended, on its financial statement disclosures which are expected to be more extensive based on the requirements of the new standards.

Leases

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases, which amends the existing guidance and which will require recognition of operating leases with lease terms of more than twelve months on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. The pronouncement will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities presented in the financial statements. Although the adoption of this pronouncement, which is effective for fiscal years beginning after December 15, 2018, will affect the Company’s condensed consolidated financial statements, the Company has not yet determined the complete extent or significance of the changes.

NOTE 3 — CONSTRUCTION JOINT VENTURES

GPS assigned its contracts for the engineering, procurement and construction of two natural gas-fired power plants to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large civil contracting firm. The corresponding joint venture agreements, as amended, provide that GPS has the majority interest in any profits, losses, assets and liabilities resulting from the performance of the contracts. Final contractual completion of the two projects was achieved in October 2016 and December 2016. GPS has no significant remaining commitments under these arrangements except for the provision of services under the related warranty obligations.

Due to the financial control by GPS, the accounts of the joint ventures have been included in the Company’s condensed consolidated financial statements since the commencement of contract activities (near the end of the fiscal year ended January 31, 2014). The shares of the profits of the joint ventures have been determined based on the percentages by which the Company believes profits will ultimately be shared by the joint venture partners.

NOTE 4 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments as of April 30 and January 31, 2017 consisted solely of certificates of deposit purchased from the Bank of America (the “Bank”) with weighted average original maturities of 198 days and 185 days, respectively (the “CDs”). The Company has the intent and ability to hold these securities until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of April 30 and January 31, 2017 included accrued interest of $1.1 million and $0.8 million, respectively. Interest income is recorded when earned and is included in other income, net. As of April 30 and January 31, 2017, the weighted average annual interest rates of the Company’s short-term investment CDs were 1.17% and 1.13%, respectively.

The Company has cash on deposit in excess of federally insured limits at the Bank, has purchased CDs from the Bank, and has liquid mutual fund investments through an arrangement with the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material concentration risk.

NOTE 5 — ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at April 30 and January 31, 2017 were $47.6 million and $36.2 million, respectively. Such retainage amounts represent funds withheld by project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the length of retention periods may vary. The amount outstanding as of April 30, 2017 relates substantially to active projects and will not be collected until the fiscal year ending January 31, 2019. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts and notes receivable. The amount of the allowance for uncollectible accounts as of April 30 and January 31, 2017 was approximately $1.9 million, and it related primarily to project development loans made in prior years. The provision for uncollectible accounts for the three months ended April 30, 2017 was not material. The Company did not record a provision for uncollectible accounts for the three months ended April 30, 2016.

NOTE 6 — COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The table below sets forth the aggregate amounts of costs charged to and earnings accrued on uncompleted contracts compared with the billings on those contracts through April 30 and January 31, 2017.

	April 30,	January 31,
	2017	2017
Costs charged to uncompleted contracts	$685,672	$485,629
Estimated accrued earnings	112,003	78,708
	797,675	564,337
Less - billings to date	1,027,662	770,386
	$(229,987)	$(206,049)

Amounts above are included in the accompanying condensed consolidated balance sheets under the following captions:

	April 30,	January 31,
	2017	2017
Costs and estimated earnings in excess of billings	$4,357	$3,192
Billings in excess of costs and estimated earnings	234,344	209,241
	$(229,987)	$(206,049)

Costs charged to contracts include amounts billed to the Company for delivered goods and services where payments have been retained from subcontractors and suppliers. Retained amounts as of April 30, 2017, which were included in the Company’s balance of accounts payable as of that date, totaled $25.7 million. Generally, such amounts are expected to be paid prior to the completion of the applicable project.

NOTE 7 — PURCHASED INTANGIBLE ASSETS

At both April 30 and January 31, 2017, the goodwill balances included in the condensed consolidated balance sheets related to the acquisitions of GPS, TRC and APC and were $18.5 million, $14.4 million and $2.0 million, respectively.

The Company’s other purchased intangible assets consisted of the following elements as of April 30 and January 31, 2017.

		April 30, 2017			January 31,
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net Amount	2017 (net amount)
Trade names -
GPS/TRC	15 years	$8,142	$2,875	$5,267	$5,328
SMC	indefinite	181	—	181	181
Process certifications -
TRC	7 years	1,897	384	1,513	1,581
Customer relationships -
TRC/APC	4-10 years	1,346	323	1,023	1,072
Other intangibles	various	46	32	14	19
Totals		$11,612	$3,614	$7,998	$8,181

NOTE 8 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), which superseded the Company’s prior arrangements with the Bank (see Note 15). The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.00%. The Company may also use the borrowing ability to cover other credit issued by the Bank for the Company’s use in the ordinary course of business. The Company has $5.9 million of credit outstanding under the Credit Agreement.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of April 30 and January 31, 2017, the Company was compliant with the financial covenants of its financing arrangements.

A commercial bank that supports the activities of TRC has issued an outstanding irrevocable letter of credit on its behalf in the amount of $0.4 million with a current expiration date in January 2018.

NOTE 9 — LEGAL MATTERS

In the normal course of business, the Company may have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material effect on the Company’s condensed consolidated financial statements other than the one discussed below. The material amounts of any legal fees expected to be incurred in connection with legal matters are accrued when such amounts are estimable.

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. PPS has placed liens on the property of the customers where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Tennessee in the amount of $2.5 million. On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied. Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total approximately $2.2 million. The amounts invoiced by PPS are accrued by TRC and the corresponding liability amount was included in accounts payable in the condensed consolidated balance sheets as of April 30 and January 31, 2017. TRC has not recorded an account receivable for the amounts it believes are owed to it by PPS. A mediation effort was attempted in 2016 but it was unproductive and an impasse was declared.

The Company intends to defend against the claim of PPS and to pursue its claims against PPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that TRC will be successful in these efforts. Management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period.

NOTE 10 — STOCK-BASED COMPENSATION

The Company’s board of directors may make awards under its 2011 Stock Plan (the “Stock Plan”) to officers, directors and key employees. Awards may include incentive stock options (“ISOs”) or nonqualified stock options (“NSOs”), and restricted or unrestricted common stock. ISOs granted under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, shall have a term no longer than ten years, and typically become fully exercisable one year from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and typically become exercisable one year from the date of award.

As of April 30, 2017, there were 1,124,650 shares of the Company’s common stock reserved for issuance under the Company’s stock option plans (including the Stock Plan and an expired predecessor plan), including 340,000 shares of the Company’s common stock available for future awards under the Stock Plan. At the annual meeting scheduled for June 22, 2017, the stockholders are being requested to approve an amendment to the Stock Plan in order to increase the number of shares of common stock reserved for issuance thereunder by 750,000 shares.

Summaries of activity under the Company’s stock option plans for the three months ended April 30, 2017 and 2016, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2017	707	$39.04	7.82	$10.22
Granted	105	$64.25
Exercised	(27)	$31.53
Outstanding, April 30, 2017	785	$42.68	7.94	$11.29
Exercisable, April 30, 2017	485	$28.17	6.83	$7.51

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2016	1,064	$26.38	6.36	$6.91
Granted	75	$33.85
Exercised	(22)	$18.80
Outstanding, April 30, 2016	1,117	$27.03	6.92	$7.08
Exercisable, April 30, 2016	842	$24.36	6.43	$6.41

The changes in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2017 and 2016, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2017	270	$14.93
Granted	105	$16.37
Vested	(75)	$9.01
Non-vested, April 30, 2017	300	$17.38

	Shares	Fair Value
Non-vested, February 1, 2016	300	$8.97
Granted	75	$9.01
Vested	(100)	$8.55
Non-vested, April 30, 2016	275	$9.13

Compensation expense amounts related to stock options were $1.1 million and $0.7 million for the three months ended April 30, 2017 and 2016, respectively. At April 30, 2017, there was $3.8 million in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards over the next twelve months. The total intrinsic values of the stock options exercised during the three months ended April 30, 2017 and 2016 were $1.0 million and $0.3 million, respectively. At April 30, 2017, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options exceeded the aggregate exercise prices of such options by $18.9 million and $18.7 million, respectively.

For companies with limited stock option exercise experience, guidance provided by the SEC permits the use of a “simplified method” in developing the estimate of the expected term of a “plain-vanilla’’ share option based on the average of the vesting period and the option term which the Company used to estimate the expected terms of its stock options. However, the Company believes that its stock option exercise activity, particularly over the last two years, has become sufficient to provide it with a reasonable basis on which to estimate expected lives. Accordingly, the estimated expected life used in the determination of stock options awarded so far in calendar year 2017 was 3.35 years. The simplified method would have resulted in the use of 5.5 years as the estimated expected life of each of these stock options. As a result, the aggregate fair value of this group of stock options was reduced by $1.2 million, or approximately 20%. The effect of the change on the amount of stock option compensation expense recorded during the three months ended April 30, 2017 was a reduction of $0.2 million.

The fair values of each stock option granted in the three-month periods ended April 30, 2017 and 2016 were estimated on the corresponding dates of award using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended April 30,
	2017	2016
Dividend yield	1.09%	2.07%
Expected volatility	35.96%	34.08%
Risk-free interest rate	1.59%	1.02%
Expected life (in years)	3.35	5.50

NOTE 11 — INCOME TAXES

The Company’s income tax expense amounts for the three months ended April 30, 2017 and 2016 differed from corresponding amounts computed by applying the federal corporate income tax rate of 35% to the amounts of income before income taxes for the periods as shown in the table below.

	Three Months Ended April 30,
	2017	2016
Computed expected income tax expense	$11,139	$7,452
Increase (decrease) resulting from:
State income taxes, net of federal tax benefit	1,207	584
Stock option exercises	(273)	—
Domestic production activities deduction	(793)	(667)
Exclusion of non-controlling interests	(43)	(661)
Adjustments and other differences	(161)	464
	$11,076	$7,172

As of April 30 and January 31, 2017, the condensed consolidated balance sheets included accrued income taxes and prepaid income taxes in the amounts of $6.9 million and $3.9 million, respectively. As of April 30, 2017, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

The income tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of April 30 and January 31, 2017 included the following:

	April 30,	January 31,
	2017	2017
Assets:
Net operating loss (“NOL”) carryforwards	$3,478	$3,487
Stock options	1,935	1,594
Purchased intangibles	1,508	1,592
Accrued expenses and other	1,713	2,052
	8,634	8,725
Liabilities:
Purchased intangibles	(4,508)	(4,428)
Construction contracts	(3,002)	(2,862)
Property and equipment and other	(2,336)	(2,389)
	(9,846)	(9,679)
Net deferred tax liabilities	$(1,212)	$(954)

The Company’s ability to realize deferred tax assets, including those related to NOLs, depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of its deferred tax assets resulting in additional income tax expense in the condensed consolidated statement of earnings. At this time, based substantially on the strong earnings performance of the Company’s power industry services reporting segment, management believes that it is more likely than not that the Company will realize the benefits of its deferred tax assets.

The Company is subject to income taxes in the United States of America, the Republic of Ireland and in various other state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2013 except for a few notable exceptions including the Republic of Ireland and California where the open periods are one year longer.

NOTE 12 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Reconciliations of weighted average basic shares outstanding to weighted average diluted shares outstanding and the computations of basic and diluted earnings per share for the three months ended April 30, 2017 and 2016 are as follows (shares in thousands):

	Three Months Ended April 30,
	2017	2016

Net income attributable to the stockholders of Argan, Inc.	$20,625	$12,230

Weighted average number of shares outstanding - basic	15,467	14,842
Effect of stock options (1)	304	213
Weighted average number of shares outstanding - diluted	15,771	15,055
Net income per share attributable to the stockholders of Argan, Inc.
Basic	$1.33	$0.82
Diluted	$1.31	$0.81

(1)   The numbers of antidilutive shares excluded from the diluted earnings per share computations were not material for the three months ended April 30, 2017 and 2016.

NOTE 13 — CONCENTRATIONS OF REVENUES AND ACCOUNTS RECEIVABLE

During the three months ended April 30, 2017 and 2016, the majority of the Company’s consolidated revenues related to performance by the power industry services segment which provided 91% and 83% of consolidated revenues for the three months ended April 30, 2017 and 2016, respectively. The Company’s significant customer relationships for the three months ended April 30, 2017 included four power industry service customers which accounted for approximately 29%, 21%, 21% and 18% of consolidated revenues, respectively. The Company’s significant customer relationships for the three months ended April 30, 2016 included five customers which accounted for approximately 18%, 15%, 15%, 12% and 10% of consolidated revenues, respectively.

Accounts receivable balances from four major customers as of April 30, 2017 represented 18%, 17%, 15% and 12% of the corresponding condensed consolidated balance as of April 30, 2017, and accounts receivable balances from four major customers represented 18%, 17%, 17% and 11% of the corresponding consolidated balance as of January 31, 2017.

NOTE 14 — SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s reportable segments, power industry services, industrial fabrication and field services, and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, technologies and services, and may include more than one operating segment. The intersegment revenues of our operations, and the related cost of revenues, are netted against the corresponding amounts of the segment receiving the intersegment services. For the three months ended April 30, 2017, intersegment revenues totaled approximately $1.7 million; the amount was not material for the three months ended April 30, 2016. Intersegment revenues for the aforementioned periods primarily related to services provided by our industrial fabrication and field services segment to our power industry services segment.

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the three months ended April 30, 2017 and 2016. The “Other” columns include the Company’s corporate and unallocated expenses.

April 30, 2017	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$210,789	$16,571	$3,129	$—	$230,489
Cost of revenues	173,248	14,741	2,404	—	190,393
Gross profit	37,541	1,830	725	—	40,096
Selling, general and administrative expenses	5,205	1,645	313	2,326	9,489
Income (loss) from operations	32,336	185	412	(2,326)	30,607
Other income, net	1,169	—	—	49	1,218
Income (loss) before income taxes	$33,505	$185	$412	$(2,277)	31,825
Income tax expense					11,076
Net income					$20,749

Amortization of intangibles	$87	$96	$—	$—	$183
Depreciation	170	335	64	3	572
Property, plant and equipment additions	12	1,694	155	2	1,863

Current assets	$522,871	$18,306	$4,032	$98,462	$643,671
Current liabilities	372,849	9,865	1,728	237	384,679
Goodwill	20,548	14,365	—	—	34,913
Total assets	552,134	52,358	5,149	100,285	709,926

April 30, 2016	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$108,099	$20,410	$1,839	$—	$130,348
Cost of revenues	83,698	16,988	1,360	—	102,046
Gross profit	24,401	3,422	479	—	28,302
Selling, general and administrative expenses	3,234	1,633	327	1,853	7,047
Income (loss) from operations	21,167	1,789	152	(1,853)	21,255
Other income, net	14	—	—	23	37
Income (loss) before income taxes	$21,181	$1,789	$152	$(1,830)	21,292
Income tax expense					7,172
Net income					$14,120

Amortization of intangibles	$147	$174	$—	$—	$321
Depreciation	132	258	41	3	434
Property, plant and equipment additions	184	22	39	—	245

Current assets	$287,474	$23,346	$5,502	$83,794	$400,116
Current liabilities	199,538	16,045	803	1,960	218,346
Goodwill	22,526	14,287	—	—	36,813
Total assets	318,248	57,613	6,073	86,045	467,979

NOTE 15 — SUBSEQUENT EVENT

On May 15, 2017, Argan and certain of its subsidiaries entered into the Credit Agreement with the Bank which replaced a predecessor arrangement by modifying its terms to, among other things:

•        increase the Bank’s commitment amount from $10 million to $50 million including a revolving loan with interest at the 30-day LIBOR plus 2.00%;

•        add an accordion feature which allows for an additional commitment amount of $10 million, subject to certain conditions; and

•        extend the maturity date three years from May 31, 2018 to May 31, 2021, which effectively provides for a four-year credit commitment.

Note 8 to the condensed consolidated financial statements describes additional features of the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2017, and the results of their operations for the three months ended April 30, 2017 and 2016, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 that was filed with the SEC on April 11, 2017.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 31, 2017. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan, Inc. is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and any variable interest entities, and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels, heat exchangers and piping systems. Through SMC, now conducting business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

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

Overview

Highlights of our financial performance for the three months ended April 30, 2017 included the following:

•                  Revenues increased 77% to $230.5 million for the three months ended April 30, 2017 as compared to $130.3 million for the corresponding prior year quarter.

•                  Gross profit increased 42% to $40.1 million for the current quarter as compared to $28.3 million for the three months ended April 30, 2016. Our gross profit percentage leveled off at 17.4% for the three months ended April 30, 2017 as compared to 21.7% for the corresponding prior year quarter.

•                  Net income attributable to the stockholders of Argan increased 69% to $20.6 million for the three months ended April 30, 2017 as compared to $12.2 million for the comparable prior year quarter.

•                  EBITDA(1) attributable to the stockholders of Argan increased 61% to $32.5 million for the three months ended April 30, 2017 as compared to $20.2 million for the corresponding prior year quarter.

•                  Our tangible net worth(2) increased 9% to $271.4 million as of April 30, 2017 from $248.5 million as of January 31, 2017.

•                  Our liquidity, or working capital(3), increased 9% to $259.0 million as of April 30, 2017 from $237.2 million as of January 31, 2017.

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

Execution on Contract Backlog

Contract backlog represents the total accumulated value of projects awarded less the amounts of revenues recognized to date on those contracts at a specific point in time. We believe contract backlog is an indicator of future revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and our expected future revenues. At April 30, 2017, our total contract backlog was approximately $0.9 billion. Our total contract backlog as of January 31, 2017 was approximately $1.0 billion. The following table summarizes our large EPC power plant projects:

Current Project	Location	Size of Facility	Date FNTP Received(1)	Scheduled Completion
Caithness Moxie Freedom Generating Station	Pennsylvania	1,040 MW	November 2015	2018
CPV Towantic Energy Center	Connecticut	785 MW	March 2016	2018
NTE Middletown Energy Center	Ohio	475 MW	October 2015	2018
NTE Kings Mountain Energy Center	North Carolina	475 MW	March 2016	2018
Exelon West Medway II Facility	Massachusetts	200 MW	April 2017	(2)

(1)         Full Notice to Proceed (“FNTP”) represents the formal notice provided by the project owner instructing us to commence the activities covered by the corresponding EPC contract without limitation.

(2)         The scheduled completion date is subject to certain activities occurring prior to it being established.

The first four EPC projects identified in the chart above were the most significant drivers of our financial results for the three months ended April 30, 2017. Work has proceeded smoothly on these jobs which together represented approximately 89% of our consolidated revenues for the quarter. During the current quarter, we received from the project owner the full notice to proceed, subject to certain site and other restrictions, with activities under the turnkey EPC contract to build the dual-fuel, simple cycle power plant in Medway, Massachusetts. The new facility will feature two 100 MW combustion turbine generators with state-of-the-art noise mitigating improvements. In May 2017, APC announced that it has received from Técnicas Reunidas, S.A. (“TR”) a contract for the erection of a 299 MW biomass boiler at the TeesREP Biomass Power Station located in Teesside, near the northeast coast of England. Work is anticipated to begin this summer with completion scheduled in 2019. TR is a leading Spain-based global general contractor. However, despite these positive developments, we believe that the uncertainty surrounding the U.S. administration and the outlook for coal as part of the energy mix, a sustained future rise in natural gas prices that may give a short-term boost to coal-fired power generation and recent disappointing energy auctions for new power generating assets may be impacting the planning and initiation phases for the construction of new power plants which are being delayed by project owners.

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

For calendar year 2016, the number of megawatt hours of electricity generated from natural gas increased by 3.5% from the prior year and reached an all-time annual high. The number of megawatt hours provided by coal-fired plants declined by 8.3% in 2016 compared to the amount of power provided in 2015. For the third and fourth quarters of calendar 2015, the share of total electrical power generated by natural gas-fired plants exceeded the share provided by coal-fired power plants for the first two times. For 2016, the monthly amount of electricity generated by natural gas-fired power plants exceeded the corresponding monthly amounts provided by coal-fired power plants in ten of the twelve months. As predicted last year, natural gas overtook coal as the leading source of power generation in the United States in 2016. According to data released by the U.S. Energy Information Administration, natural gas was the source of 33.8% of the electrical power generated in the United States for 2016; coal was 30.4%. The overall age of the power generation fleet in our country has changed. Since the turn of the century, more than 53 GW of coal-fired capacity has been retired, most of which were older, smaller, inefficient coal-fired power plants. A nearly equal amount of older and smaller gas-fired generation capacity has been retired as well. Almost 5 GW of nuclear capacity has been retired over the last four years. The future of new nuclear power plant construction has been further clouded with the recent bankruptcy of Westinghouse, one of the few major nuclear providers of fuel, services, technology, plant design and equipment. Today, most of the natural gas fleet and almost all of the wind and solar power generation capacity has been built since 2000. During 2016, wind, solar and natural gas represented more than 93% of the utility-scale power generation capacity added to the power grid in the United States. Most of the operating coal-fired plants are over twenty-five years old.

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

We continue to believe that the future prospects for natural gas-fired power plant construction are favorable as natural gas has become the primary source for power generation in the United States. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to the boom in natural gas supply. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions. As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Demands for electricity, the ample supply of natural gas, and the continuing retirement of inefficient and old coal and nuclear energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. A construction industry forecast recently predicted that the growth of activity in the power sector of the industry will be slow but steady over the next four years (the forecast horizon for this particular report). In summary, the development of natural gas-fired and renewable power generation facilities in the United States should continue to provide construction opportunities for us, although the pace of new opportunities emerging may decrease in the near term in reaction to moderate natural gas price increases. We are also encouraged by the results of the business development activities conducted by APC since its acquisition by us that are leading to new power industry construction opportunities outside of this country.

We have been successful in the effective and efficient completion of our EPC and other projects and the control of costs while we pursue new construction business opportunities. Despite the intensely competitive business environment, we are committed to the rational pursuit of new construction projects which may result in our decision to make investments in the ownership of new projects, at least during the corresponding development phase. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC contract to us.

With a growing reputation as an accomplished and cost-effective provider of EPC contracting services and with the proven ability to deliver completed power facilities, particularly combined-cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets where we expect investments to be made based on forecasts of electricity demand covering decades into the future. The EPC contract approach preferred by us is an accepted industry practice, particularly in the United States. It provides project owners with an end-to-end power plant construction solution by putting nearly all aspects and phases of a project under a single contract.

We believe that our expectations are reasonable and that our future plans continue to be based on reasonable assumptions. Our performance on current projects should provide a stable base of business activity for the next two fiscal years as we pursue new opportunities that should continue to emerge for all of our businesses.

Comparison of the Results of Operations for the Three Months Ended April 30, 2017 and 2016

We reported net income attributable to our stockholders of $20.6 million, or $1.31 per diluted share, for the three months ended April 30, 2017. For the three months ended April 30, 2016, we reported a comparable net income amount of $12.2 million, or $0.81 per diluted share. The following schedule compares our operating results for the three months ended April 30, 2017 and 2016 (dollars in thousands).

	Three Months Ended April 30,
	2017	2016	$ Change	% Change
REVENUES
Power industry services	$210,789	$108,099	$102,690	95.0%
Industrial fabrication and field services	16,571	20,410	(3,839)	(18.8)
Telecommunications infrastructure services	3,129	1,839	1,290	70.1
Revenues	230,489	130,348	100,141	76.8
COST OF REVENUES
Power industry services	173,248	83,698	89,550	107.0
Industrial fabrication and field services	14,741	16,988	(2,247)	(13.2)
Telecommunications infrastructure services	2,404	1,360	1,044	76.8
Cost of revenues	190,393	102,046	88,347	86.6
GROSS PROFIT	40,096	28,302	11,794	41.7
Selling, general and administrative expenses	9,489	7,047	2,442	34.7
INCOME FROM OPERATIONS	30,607	21,255	9,352	44.0
Other income, net	1,218	37	1,181	3,191.9
INCOME BEFORE INCOME TAXES	31,825	21,292	10,533	49.5
Income tax expense	11,076	7,172	3,904	54.4
NET INCOME	20,749	14,120	6,629	46.9
Net income attributable to noncontrolling interests	124	1,890	(1,766)	(93.4)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$20,625	$12,230	$8,395	68.6%

Revenues

Power Industry Services

The revenues of the power industry services business increased by 95%, or $102.7 million, to $210.8 million for the three months ended April 30, 2017 compared with revenues of $108.1 million for the three months ended April 30, 2016. The revenues of this business represented approximately 91% of consolidated revenues for the current quarter, and approximately 83% of consolidated revenues for the prior year quarter. The current quarter increase in revenues for the power industry services segment reflected primarily the ramped-up construction activities of four EPC projects, which represented approximately 89% of consolidated revenues for the current quarter. The percent complete for these four projects ranged from 42% to 66% as of April 30, 2017, with all four jobs scheduled to be completed during the fiscal year ending January 31, 2019. Last year, the combined revenues associated with these four gas-fired power plant projects that were all in their early phases represented approximately 52% of consolidated revenues for the first quarter. Construction activity related to two other natural-gas fired power plant projects that were completed later in the year represented 26% of consolidated revenues for the three months ended April 30, 2016.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business decreased by 19%, or $3.8 million, to $16.6 million for the three months ended April 30, 2017 compared with revenues of $20.4 million for the three months ended April 30, 2016. The largest portion of TRC’s revenues continue to be provided by industrial field services, and TRC’s major customers include some of North America’s largest forest products companies and large fertilizer producers. Approximately 36% of the revenues of TRC for the three months ended April 2016 related to three large loss projects with former customers that were in-process on the date of our acquisition of TRC, and completed last year.

Telecommunications Infrastructure Services

The revenues of this business segment increased by approximately 70% for the current quarter compared with the corresponding period last year as SMC has been successful in increasing the revenues related to both outside premises and inside premises projects.

Cost of Revenues

Due primarily to the substantial increase in consolidated revenues for the three months ended April 30, 2017 compared with last year’s first quarter, the corresponding consolidated cost of revenues also increased. These costs were $190.4 million and $102.0 million for the three months ended April 30, 2017 and 2016, respectively. Gross profit amounts for the corresponding three months ended were $40.1 million and $28.3 million, respectively. Our overall gross profit percentage of 17.4% of consolidated revenues was lower in the current quarter compared to a percentage of 21.7% for the prior year quarter, which primarily reflected the completion last year of two natural-gas fired power plants and the current year construction activities for four newer natural-gas fired power plants of GPS. The gross profit percentage of the combined revenues of TRC, APC and SMC declined slightly between the periods.

Selling, General and Administrative Expenses

These costs were $9.5 million and $7.0 million for the three months ended April 30, 2017 and 2016, respectively, representing approximately 4.1% and 5.4% of consolidated revenues for the corresponding periods, respectively. Approximately 71% of the $2.4 million increase between the quarters was incurred by GPS reflecting increased incentive compensation costs and salaries expense. In addition, stock option compensation expense for the three months ended April 30, 2017 increased by approximately $0.5 million between the quarters, driven primarily by the increased market price of our common stock.

Income Tax Expense

For the quarter ended April 30, 2017, we recorded income tax expense of $11.1 million reflecting an estimated annual effective income tax rate of approximately 36.4% (before the tax effect of discrete items for the current quarter). This rate differed from the expected federal income tax rate of 35% due primarily to the estimated unfavorable effect of state income taxes, offset substantially by the domestic production activities deduction.

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

Net Income Attributable to Non-controlling Interests

As discussed in Note 3 to the accompanying condensed consolidated financial statements, we entered separate construction joint ventures related to two power plant construction projects. Because we have financial control, the joint ventures are included in our condensed consolidated financial statements. Our joint venture partner’s share of the earnings is reflected in the line item net income attributable to non-controlling interests of the accompanying statements of earnings for the three months ended April 30, 2017 and 2016 in the amounts of $0.1 million and $1.9 million, respectively. The reduction in the amount between quarters primarily reflects the contractual completion of the projects last year. Current year activity relates to the completion of final project close-out tasks.

Liquidity and Capital Resources as of April 30, 2017

As of April 30 and January 31, 2017, our balances of cash and cash equivalents were $167.3 million and $167.2 million, respectively. During this same period, our working capital increased by $21.8 million to $259.0 million as of April 30, 2017 from $237.2 million as of January 31, 2017.

The net amount of cash provided by operating activities for the three months ended April 30, 2017 was $41.0 million as net income for the current quarter, including the favorable adjustments related to noncash expense items, provided cash in the total amount of $22.5 million. We also experienced net increases during the current quarter in the amounts of billings on current projects, that temporarily exceed the corresponding amounts of costs and estimated earnings, and accounts payable and accrued expenses, which represented sources of cash in the amounts of $23.9 million and $12.7 million, respectively. On the other hand, primarily due to increasing project owner retainage amounts on current EPC contracts, accounts receivable increased during the three months ended April 30, 2017, which represented a use of cash in the amount of $16.4 million.

Our primary use of this cash during the three months ended April 30, 2017 was the net purchase of short-term investments (CDs issued by our Bank) in the amount of $40.0 million. We also used cash during the current period in the amount of $1.9 million for capital expenditures by the operating subsidiaries. During the three months ended April 30, 2017, the exercise of options to purchase 27,500 shares of our common stock provided us with cash proceeds in the approximate amount of $0.9 million.

During the three months ended April 30, 2016, our combined balance of cash and cash equivalents increased by $30.5 million to $191.4 million as of April 30, 2016 from a balance of $160.9 million as of January 31, 2016. During this same period, our working capital increased by $18.9 million to $181.8 million as of April 30, 2016 from $162.9 million as of January 31, 2016. Net income for the three months ended April 30, 2016, including the favorable adjustments related to noncash expense items, provided cash in the total amount of $17.3 million. Primarily due to these factors, the net amount of cash provided by operating activities for the three months ended April 30, 2016 was $43.7 million. Our primary use of this cash during last year’s first quarter was the net purchase of short-term investments in the amount of $14.0 million.

On May 15, 2017, Argan entered into the Credit Agreement with the Bank as the lender, which replaced a predecessor agreement by modifying its features to, among other things:

•                  increase the Bank’s commitment amount from $10 million to $50 million including a revolving loan with interest at the 30-day LIBOR plus 2.00%;

•                  add an accordion feature which allows for an additional commitment amount of $10 million, subject to certain conditions; and

•                  extend the maturity date three years from May 31, 2018 to May 31, 2021, which effectively provides for a four-year credit commitment.

As with the predecessor agreement, the Company has pledged the majority of its assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank will continue to require that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of April 30, 2017 and January 31, 2017, the Company was compliant with the financial covenants of the predecessor agreement. The Company may use the borrowing ability to cover other credit issued by the Bank for the Company’s use in the ordinary course of business. Prior to the Credit Agreement, the Company had $5.9 million of credit outstanding under its predecessor arrangement. A different commercial bank that supports the activities of TRC has issued an outstanding irrevocable letter of credit on its behalf in the amount of $0.4 million with a current expiration date in January 2018.

At April 30, 2017, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. The Company does maintain certain Euro-based bank accounts in the Republic of Ireland and insignificant bank accounts in other countries in support of the operations of APC.

We believe that cash on hand, cash that will be provided from the maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

The following tables present the determinations of earnings before interest, taxes, depreciation and amortization (“EBITDA”) for the three months ended April 30, 2017 and 2016, respectively (amounts in thousands).

	Three Months Ended April 30,
	2017	2016
Net income, as reported	$20,749	$14,120
Income tax expense	11,076	7,172
Depreciation	572	434
Amortization of purchased intangible assets	183	321
EBITDA	32,580	22,047
Non-controlling interest -
Net income	124	1,890
EBITDA of non-controlling interests	124	1,890
EBITDA attributable to the stockholders of Argan, Inc.	$32,456	$20,157

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with generally accepted accounting principles in the United States (“US GAAP”), the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by operating activities that are presented in our condensed consolidated statements of cash flows for the three months ended April 30, 2017 and 2016 (amounts in thousands).

	Three Months Ended April 30,
	2017	2016
EBITDA	$32,580	$22,047
Current income tax expense	(10,813)	(5,275)
Stock option compensation expense	1,112	659
Other noncash items	(382)	(128)
Increase in accounts receivable	(16,428)	(6,713)
Increase in billings in excess of costs and estimated earnings, net	23,938	28,758
Increase in prepaid expenses and other assets	(1,773)	(1,408)
Increase in accounts payable and accrued expenses	12,730	5,786
Net cash provided by operating activities	$40,964	$43,726

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended January 31, 2017. During the three-month period ended April 30, 2017, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

Note 2 to the accompanying condensed consolidated financial statements presents descriptions of pending accounting pronouncements issued by the Financial Accounting Standards Board (the “FASB”) that are relevant to our future financial reporting. These include Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which was issued in May 2014 and which has been amended multiple times, and ASU 2016-02, Leases, which was issued in February 2016. ASU 2014-09 represents an effort to create a new, principle-based revenue recognition framework for all companies that will be adopted by us on February 1, 2018. ASU 2016-02, which will be adopted by us on February 1, 2019, will require the recognition on the balance sheet of all operating leases with terms greater than one year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of April 30, 2017, we had no outstanding borrowings under our financing arrangements with Bank of America (see Note 8 to the accompanying condensed consolidated financial statements), which now provide a revolving loan with a maximum borrowing amount of $50 million that is available until May 31, 2021 with interest at LIBOR plus 2.00%. As of April 30, 2017, our balance of short-term investments, which consisted entirely of CDs, was $395 million (excluding accrued interest) with a weighted average initial maturity term of 198 days. This exposes us to a certain amount of risk should interest rates suddenly rise. However, we believe that this risk is minimal, and mitigated somewhat by the manner in which we have scheduled the future maturity dates. As of April 30, 2017, the weighted average interest rate on our short-term investments was 1.17%.

The accompanying condensed consolidated financial statements are presented in US Dollars. The financial results reported by APC and included in our consolidated financial statements are affected by foreign currency volatility. The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive income (loss). When the US Dollar appreciates against the Euro, the reported assets, liabilities, revenues, costs and earnings of APC, after translation into US Dollars, are lower than what they would have been had the US Dollar depreciated against the Euro or if there had been no change in the exchange rates. During the three-month period ended April 30, 2017, the US Dollar depreciated against the Euro. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation, and we do not utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. The net foreign currency transaction gains and losses for the three months ended April 30, 2017 was insignificant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of April 30, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

Included in Note 9 to the condensed consolidated financial statements included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the three-month period ended April 30, 2017. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

Before investing in our securities, please consider these and other risks more fully described in our Annual Report on Form 10-K for the year ended January 31, 2017. There have been no material revisions to the risk factors that are described therein. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in any forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ARGAN, INC.

June 7, 2017	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

June 7, 2017	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary