Form 10-Q
period 2017-07-31
ARGAN INC
filed 2017-09-07
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2017

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

Common stock, $0.15 par value: 15,543,719 shares as of September 5, 2017.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

JULY 31, 2017

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2017	2016	2017	2016

REVENUES	$259,803	$162,495	$490,292	$292,843
Cost of revenues	208,396	118,483	398,789	220,529
GROSS PROFIT	51,407	44,012	91,503	72,314
Selling, general and administrative expenses	10,799	7,534	20,289	14,581
Impairment loss	—	1,979	—	1,979
INCOME FROM OPERATIONS	40,608	34,499	71,214	55,754
Other income, net	1,311	556	2,529	593
INCOME BEFORE INCOME TAXES	41,919	35,055	73,743	56,347
Income tax expense	14,601	11,756	25,676	18,928
NET INCOME	27,318	23,299	48,067	37,419
Net income attributable to non-controlling interests	179	3,625	303	5,515
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	27,139	19,674	47,764	31,904

Foreign currency translation adjustments, net of tax	789	(511)	893	134
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$27,928	$19,163	$48,657	$32,038

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$1.75	$1.32	$3.08	$2.14
Diluted	$1.72	$1.29	$3.03	$2.09

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,514	14,939	15,491	14,899
Diluted	15,787	15,278	15,788	15,231

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	July 31, 2017	January 31, 2017
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$153,225	$167,198
Short-term investments	403,925	355,796
Accounts receivable	72,517	54,836
Costs and estimated earnings in excess of billings	8,194	3,192
Prepaid expenses and other current assets	4,766	6,927
TOTAL CURRENT ASSETS	642,627	587,949
Property, plant and equipment, net	14,821	13,112
Goodwill	34,913	34,913
Intangible assets, net	7,663	8,181
Deferred taxes	434	241
Other assets	514	92
TOTAL ASSETS	$700,972	$644,488

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$131,001	$101,944
Accrued expenses	33,116	39,539
Billings in excess of costs and estimated earnings	190,581	209,241
TOTAL CURRENT LIABILITIES	354,698	350,724
Deferred taxes	1,206	1,195
TOTAL LIABILITIES	355,904	351,919

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 15,541,952 and 15,461,452 shares issued at July 31, 2017 and January 31, 2017, respectively; 15,538,719 and 15,458,219 shares outstanding at July 31, 2017 and January 31, 2017, respectively	2,331	2,319
Additional paid-in capital	140,182	135,426
Retained earnings	202,413	154,649
Accumulated other comprehensive income (loss)	131	(762)
TOTAL STOCKHOLDERS’ EQUITY	345,057	291,632
Non-controlling interests	11	937
TOTAL EQUITY	345,068	292,569
TOTAL LIABILITIES AND EQUITY	$700,972	$644,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$48,067	$37,419
Adjustments to reconcile net income to net cash provided by operating activities
Stock option compensation expense	2,315	1,270
Depreciation	1,210	918
Amortization of purchased intangible assets	518	521
Deferred income tax benefit	(153)	(11)
Impairment loss	—	1,979
Other	(78)	(202)
Changes in operating assets and liabilities
Accounts receivable	(17,726)	31,484
Prepaid expenses and other assets	2,600	(993)
Accounts payable and accrued expenses	21,485	24,029
Billings in excess of costs and estimated earnings, net	(23,662)	16,293
Net cash provided by operating activities	34,576	112,707

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(357,500)	(220,000)
Maturities of short-term investments	310,000	114,000
Purchases of property, plant and equipment	(2,802)	(1,612)
Loans made under notes receivable	(200)	—
Net cash used in investing activities	(50,502)	(107,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the exercise of stock options	2,453	4,217
Distributions to joint venture partners	(1,229)	(7,500)
Net cash provided by (used in) financing activities	1,224	(3,283)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	729	134
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,973)	1,946
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,198	160,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$153,225	$162,855

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$19,754	$13,939

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2017

(Tabular dollar amounts in thousands, except per share data)

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The condensed consolidated financial statements include the accounts of Argan, Inc. (“Argan”), its wholly owned subsidiaries and its financially controlled joint ventures. Argan conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 89% and 84% of consolidated revenues for the six months ended July 31, 2017 and 2016, respectively; The Roberts Company, Inc. (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter cumulatively referred to as the “Company.”

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers, including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures, and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels, heat exchangers and piping systems. Through SMC, conducting business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

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

The condensed consolidated balance sheet as of July 31, 2017, the condensed consolidated statements of earnings for the three and six months ended July 31, 2017 and 2016, and the condensed consolidated statements of cash flows for the six months ended July 31, 2017 and 2016 are unaudited. The condensed consolidated balance sheet as of January 31, 2017 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2017, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

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

Unapproved change orders, which represent contract variations for which the Company has project owner directive for additional work or authorization for scope changes but not for the price associated with the corresponding change, are reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. There were no significant unapproved change orders included in the total contract value amounts used to determine revenues as of July 31, 2017. Contract results may be impacted by estimates of the amounts of change orders that we expect to receive. The effects of any resulting revisions to revenues and estimated costs can be determined at any time and they could be material. In general, claims that are unapproved in regard to both scope and price are reflected in revenues only when an agreement on the amount has been reached with the project owner.

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

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There is no recently issued accounting guidance that has not yet been adopted that the Company considers material to its condensed consolidated financial statements except for the following:

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a new standard on revenue recognition, Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), in order to create a principles-based revenue recognition framework that may affect nearly every revenue-generating entity. As delayed by the FASB, ASU 2014-09 and a series of related amending pronouncements issued by the FASB become effective for public companies for fiscal years beginning after December 15, 2017. As a result, the Company will be required to adopt the new standard effective February 1, 2018.

The Company is completing its evaluation of the impacts of ASU 2014-09, as amended, on its condensed consolidated financial statements. The Company expects to adopt the new standard using the allowable modified retrospective method which will result in a cumulative effect adjustment as of February 1, 2018. To date, the Company has examined an active engineering, procurement and construction (“EPC”) contract of GPS that it believes is representative of the large fixed price EPC contracts that will be in place at the date of adoption and has come to preliminary conclusions on the impact of the new standard on revenues using the 5-step process prescribed by ASU 2014-09, as amended. The Company does not believe that the adoption of the standard will have a significant impact on the revenue recognition patterns for its fixed price EPC contracts as compared to revenues recognized under the existing revenue guidance, assuming that contract structures similar to those in place are in effect at the time of the Company’s adoption. The Company expects that most of its future revenues will continue to be recognized over time utilizing the cost-to-cost measure of progress consistent with current practice. However, there are certain industry-specific implementation issues that are still unresolved and, depending on the resolution of these matters, conclusions on the impact on the Company’s revenue recognition patterns could change. Through the date of adoption, the Company will continue to evaluate the impacts of ASU 2014-09, as amended, on its large EPC and its smaller long-term contracts to ensure that its preliminary conclusions continue to remain accurate for future revenues. Additionally, the Company is continuing its assessment of the impact of ASU 2014-09, as amended, on its financial statement disclosures which are expected to be more extensive based on the requirements of the new standard.

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

NOTE 3 — CONSTRUCTION JOINT VENTURES

GPS assigned its EPC contracts for two natural gas-fired power plants to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large civil contracting firm. The corresponding joint venture agreements, as amended, provide that GPS has the majority interest in any profits, losses, assets and liabilities resulting from the performance of the contracts. Final contractual completion of the two projects was achieved in October 2016 and December 2016, respectively. GPS has no significant remaining commitments under these arrangements except for the provision of services under the related warranty obligations.

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

NOTE 4 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments as of July 31, 2017 and January 31, 2017 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 252 days and 185 days, respectively (the “CDs”). The Company has the intent and ability to hold these securities until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of July 31, 2017 and January 31, 2017 included accrued interest of $1.4 million and $0.8 million, respectively. Interest income is recorded when earned and is included in other income, net. As of July 31, 2017 and January 31, 2017, the weighted average annual interest rates of the Company’s short-term investment CDs were 1.27% and 1.13%, respectively.

The Company has cash on deposit in excess of federally insured limits at the Bank, has purchased CDs from the Bank, and has liquid mutual fund investments through an arrangement with the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material concentration risk.

NOTE 5 — ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable as of July 31, 2017 and January 31, 2017 were $57.0 million and $36.2 million, respectively. Such retainage amounts represent funds withheld by project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the length of retention periods may vary. Most of the amount outstanding as of July 31, 2017, which relates substantially to active projects, will not be collected until the fiscal year ending January 31, 2019. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts and notes receivable. The amount of the allowance for uncollectible accounts as of July 31, 2017 and January 31, 2017 was approximately $2.4 million and $1.9 million, respectively, and it related primarily to project development loans made in prior years. The provision for uncollectible accounts for both the three and the six months ended July 31, 2017 was $0.3 million. The Company did not record a provision for uncollectible accounts for the three and six months ended July 31, 2016.

NOTE 6 — COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The table below sets forth the aggregate amounts of costs charged to and earnings accrued on uncompleted contracts compared with the billings on those contracts through July 31, 2017 and January 31, 2017.

	July 31,	January 31,
	2017	2017
Costs charged to uncompleted contracts	$879,218	$485,629
Estimated accrued earnings	151,324	78,708
	1,030,542	564,337
Less - billings to date	1,212,929	770,386
	$(182,387)	$(206,049)

Amounts above are included in the accompanying condensed consolidated balance sheets under the following captions:

	July 31,	January 31,
	2017	2017
Costs and estimated earnings in excess of billings	$8,194	$3,192
Billings in excess of costs and estimated earnings	190,581	209,241
	$(182,387)	$(206,049)

Costs charged to contracts include amounts billed to the Company for delivered goods and services where payments have been retained from subcontractors and suppliers. Retained amounts as of July 31, 2017 and January 31, 2017, which were included in the Company’s balance of accounts payable as of those dates, totaled $30.3 million and $17.2 million, respectively. Generally, such amounts are expected to be paid prior to the completion of the applicable project.

NOTE 7 — PURCHASED INTANGIBLE ASSETS

At July 31, 2017 and January 31, 2017, the goodwill balances included in the condensed consolidated balance sheets related to the acquisitions of GPS, TRC and APC and were $18.5 million, $14.4 million and $2.0 million, respectively.

The other purchased intangible assets consisted of the following elements as of July 31, 2017 and January 31, 2017.

		July 31, 2017			January 31,
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net Amount	2017 (net amount)
Trade names -
GPS/TRC	15 years	$8,142	$3,085	$5,057	$5,328
SMC	indefinite	181	—	181	181
Process certifications -
TRC	7 years	1,897	452	1,445	1,581
Customer relationships -
TRC/APC	4-10 years	1,346	373	973	1,072
Other intangibles	various	46	39	7	19
Totals		$11,612	$3,949	$7,663	$8,181

NOTE 8 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), which superseded the Company’s prior arrangements with the Bank. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.00%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. The Company has approximately $6.0 million of credit outstanding under the Credit Agreement.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of July 31 and January 31, 2017, the Company was compliant with the financial covenants of its financing arrangements.

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

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. PPS has placed liens on the property of the customers in several states where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Tennessee in the amount of $2.5 million. On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied. Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total approximately $2.2 million. The amounts invoiced by PPS are accrued by TRC and the corresponding liability amount was included in accounts payable in the condensed consolidated balance sheets as of July 31, 2017 and January 31, 2017. TRC has not recorded an account receivable for the amounts it believes are owed to it by PPS. A mediation effort was attempted in 2016 but it was unproductive and an impasse was declared.

The Company intends to continue to defend against the claim of PPS and to pursue its claims against PPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by the Company that TRC will be successful in these efforts. Management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period.

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

As of July 31, 2017, there were 1,071,650 shares of the Company’s common stock reserved for issuance under the Company’s stock option plans (including the Stock Plan and an expired predecessor plan), including 330,000 shares of the Company’s common stock available for future awards under the Stock Plan.

Summaries of activity under the Company’s stock option plans for the six months ended July 31, 2017 and 2016, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2017	707	$39.04	7.82	$10.22
Granted	125	$63.58
Exercised	(80)	$30.48
Forfeited	(10)	$71.75
Outstanding, July 31, 2017	742	$43.66	7.79	$11.56
Exercisable, July 31, 2017	462	$28.84	6.72	$7.75

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2016	1,064	$26.38	6.36	$6.91
Granted	105	$36.09
Exercised	(195)	$21.59
Outstanding, July 31, 2016	974	$28.39	7.03	$7.51
Exercisable, July 31, 2016	704	$25.55	6.55	$6.85

The changes in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2017 and 2016, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2017	270	$14.93
Granted	125	$16.19
Vested	(105)	$9.66
Forfeited	(10)	$19.14
Non-vested, July 31, 2017	280	$17.83

	Shares	Fair Value
Non-vested, February 1, 2016	300	$8.97
Granted	105	$9.66
Vested	(135)	$8.99
Non-vested, July 31, 2016	270	$9.22

Compensation expense amounts related to stock options were $1.2 million and $0.6 million for the three months ended July 31, 2017 and 2016, respectively, and were $2.3 million and $1.3 million for the six months ended July 31, 2017 and 2016, respectively. At July 31, 2017, there was $2.7 million in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards over the next twelve months. The total intrinsic values of the stock options exercised during the six months ended July 31, 2017 and 2016 were $2.8 million and $3.9 million, respectively. At July 31, 2017, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” as of July 31, 2017 exceeded the aggregate exercise prices of such options by $16.5 million and $16.4 million, respectively.

For companies with limited stock option exercise experience, guidance provided by the SEC permits the use of a “simplified method” in developing the estimate of the expected term of a “plain-vanilla’’ share option, based on the average of the vesting period and the option term, which the Company used to estimate the expected terms of its stock options. However, the Company believes that its stock option exercise activity, particularly over the last two years, has become sufficient to provide it with a reasonable basis on which to estimate expected lives. Accordingly, the estimated expected life used in the determination of stock options awarded so far in calendar year 2017 was 3.35 years. The simplified method would have resulted in the use of 5.50 years as the estimated expected life of each of these stock options. As a result, the aggregate fair value of this group of stock options was reduced by $1.2 million, or approximately 24%. The effect of the change on the amount of stock option compensation expense recorded during the three and six months ended July 31, 2017 were reductions of $0.3 million and $0.5 million, respectively.

The fair values of each stock option granted in the six-month periods ended July 31, 2017 and 2016 were estimated on the corresponding dates of award using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended July 31,
	2017	2016
Dividend yield	1.10%	1.96%
Expected volatility	36.01%	33.85%
Risk-free interest rate	1.57%	1.36%
Expected life (in years)	3.35	5.50

NOTE 11 — INCOME TAXES

The Company’s income tax expense amounts for the six months ended July 31, 2017 and 2016 differed from corresponding amounts computed by applying the federal corporate income tax rate of 35% to the amounts of income before income taxes for the periods as shown in the table below.

	Six Months Ended July 31,
	2017	2016
Computed expected income tax expense	$25,810	$19,721
Increase (decrease) resulting from:
State income taxes, net of federal tax benefit	3,020	2,075
Domestic production activities deduction	(2,148)	(1,584)
Stock option exercises	(773)	(986)
Exclusion of non-controlling interests	(106)	(1,930)
Adjustments and other differences	(127)	1,632
	$25,676	$18,928

As of July 31, 2017 and January 31, 2017, the condensed consolidated balance sheets included accrued income taxes and prepaid income taxes in the amounts of $2.2 million and $3.9 million, respectively. As of July 31, 2017, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

The income tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of July 31, 2017 and January 31, 2017 included the following:

	July 31,	January 31,
	2017	2017
Assets:
Net operating loss (“NOL”) carryforwards	$3,604	$3,487
Stock options	2,271	1,594
Purchased intangibles	1,439	1,592
Accrued expenses and other	2,074	2,052
	9,388	8,725
Liabilities:
Purchased intangibles	(4,567)	(4,428)
Construction contracts	(3,228)	(2,862)
Property and equipment and other	(2,365)	(2,389)
	(10,160)	(9,679)
Net deferred tax liabilities	$(772)	$(954)

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

The Company is subject to income taxes in the United States of America, the Republic of Ireland and in various other state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2013 except for a few notable exceptions relevant to the Company including the Republic of Ireland, California and Texas where the open periods are one year longer.

NOTE 12 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Reconciliations of the number of weighted average basic shares outstanding to the number of weighted average diluted shares outstanding and the computations of basic and diluted earnings per share for the three and six months ended July 31, 2017 and 2016 are as follows (shares in thousands):

	Three Months Ended July 31,
	2017	2016

Net income attributable to the stockholders of Argan, Inc.	$27,139	$19,674

Weighted average number of shares outstanding - basic	15,514	14,939
Effect of stock options (1)	273	339
Weighted average number of shares outstanding - diluted	15,787	15,278
Net income per share attributable to the stockholders of Argan, Inc.
Basic	$1.75	$1.32
Diluted	$1.72	$1.29

	Six Months Ended July 31,
	2017	2016

Net income attributable to the stockholders of Argan, Inc.	$47,764	$31,904

Weighted average number of shares outstanding - basic	15,491	14,899
Effect of stock options (1)	297	332
Weighted average number of shares outstanding - diluted	15,788	15,231
Net income per share attributable to the stockholders of Argan, Inc.
Basic	$3.08	$2.14
Diluted	$3.03	$2.09

(1)   Antidilutive shares excluded from the diluted computations were 260,000 and 155,000 for the three and six months ended July 31, 2017, respectively. The comparable numbers for the prior year were not material.

NOTE 13 — CONCENTRATIONS OF REVENUES AND ACCOUNTS RECEIVABLE

During the three and six months ended July 31, 2017 and 2016, the majority of the Company’s consolidated revenues related to performance by the power industry services segment which provided 92% and 88% of consolidated revenues for the three months ended July 31, 2017 and 2016, respectively, and 92% and 86% of consolidated revenues for the six months ended July 31, 2017 and 2016, respectively.

The Company’s significant customer relationships for the three months ended July 31, 2017 included four power industry service customers which accounted for approximately 31%, 27%, 17% and 13% of consolidated revenues, respectively. The Company’s significant customer relationships for the three months ended July 31, 2016 included five customers which accounted for approximately 17%, 17%, 16%, 14% and 13% of consolidated revenues, respectively.

The Company’s significant customer relationships for the six months ended July 31, 2017 included four power industry service customers which accounted for approximately 28%, 26%, 19% and 15% of consolidated revenues, respectively. The Company’s significant customer relationships for the six months ended July 31, 2016 included five customers which accounted for approximately 17%, 16%, 14%, 13% and 13% of consolidated revenues, respectively.

Accounts receivable balances from four major customers as of July 31, 2017 represented 22%, 22%, 17% and 15% of the corresponding condensed consolidated balance as of July 31, 2017, and accounts receivable balances from four major customers represented 18%, 17%, 17% and 11% of the corresponding consolidated balance as of January 31, 2017.

NOTE 14 — SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s reportable segments, power industry services, industrial fabrication and field services, and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment. The intersegment revenues of our operations, and the related cost of revenues, are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and six months ended July 31, 2017, intersegment revenues totaled approximately $0.1 million and $1.6 million, respectively. For the three and six months ended July 31, 2016, intersegment revenues were insignificant. Intersegment revenues for the aforementioned periods related to services provided by our industrial fabrication and field services segment to our power industry services segment.

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the three and six months ended July 31, 2017 and 2016. The “Other” columns include the Company’s corporate and unallocated expenses.

Three Months Ended July 31, 2017	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$238,850	$17,058	$3,895	$—	$259,803
Cost of revenues	189,266	16,096	3,034	—	208,396
Gross profit	49,584	962	861	—	51,407
Selling, general and administrative expenses	6,135	1,758	398	2,508	10,799
Income (loss) from operations	43,449	(796)	463	(2,508)	40,608
Other income, net	1,250	—	—	61	1,311
Income (loss) before income taxes	$44,699	$(796)	$463	$(2,447)	41,919
Income tax expense					14,601
Net income					$27,318

Amortization of purchased intangible assets	$88	$246	$—	$—	$334
Depreciation	184	384	67	3	638
Property, plant and equipment additions	203	643	93	—	939

Current assets	$548,115	$18,003	$3,158	$73,351	$642,627
Current liabilities	342,569	10,131	1,261	737	354,698
Goodwill	20,548	14,365	—	—	34,913
Total assets	575,617	47,490	4,197	73,668	700,972

Three Months Ended July 31, 2016	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$143,422	$17,327	$1,746	$—	$162,495
Cost of revenues	100,035	17,117	1,331	—	118,483
Gross profit	43,387	210	415	—	44,012
Selling, general and administrative expenses	4,065	1,487	301	1,681	7,534
Impairment loss	1,979	—	—	—	1,979
Income (loss) from operations	37,343	(1,277)	114	(1,681)	34,499
Other income, net	525	—	—	31	556
Income (loss) before income taxes	$37,868	$(1,277)	$114	$(1,650)	35,055
Income tax expense					11,756
Net income					$23,299

Amortization of purchased intangible assets	$104	$96	$—	$—	$200
Depreciation	160	278	43	3	484
Property, plant and equipment additions	788	703	142	2	1,635

Current assets	$303,789	$21,003	$5,379	$93,743	$423,914
Current liabilities	207,634	13,206	687	2,172	223,699
Goodwill	20,548	14,232	—	—	34,780
Total assets	326,789	52,130	5,840	96,335	481,094

Six Months Ended July 31, 2017	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$449,639	$33,629	$7,024	$—	$490,292
Cost of revenues	362,515	30,837	5,437	—	398,789
Gross profit	87,124	2,792	1,587	—	91,503
Selling, general and administrative expenses	11,340	3,404	711	4,834	20,289
Income (loss) from operations	75,784	(612)	876	(4,834)	71,214
Other income, net	2,420	—	—	109	2,529
Income (loss) before income taxes	$78,204	$(612)	$876	$(4,725)	73,743
Income tax expense					25,676
Net income					$48,067

Amortization of purchased intangible assets	$175	$343	$—	$—	$518
Depreciation	354	719	131	6	1,210
Property, plant and equipment additions	215	2,337	248	2	2,802

Six Months Ended July 31, 2016	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$251,521	$37,737	$3,585	$—	$292,843
Cost of revenues	183,733	34,105	2,691	—	220,529
Gross profit	67,788	3,632	894	—	72,314
Selling, general and administrative expenses	7,298	3,121	628	3,534	14,581
Impairment loss	1,979	—	—	—	1,979
Income (loss) from operations	58,511	511	266	(3,534)	55,754
Other income, net	538	—	—	55	593
Income (loss) before income taxes	$59,049	$511	$266	$(3,479)	56,347
Income tax expense					18,928
Net income					$37,419

Amortization of purchased intangible assets	$251	$270	$—	$—	$521
Depreciation	289	539	84	6	918
Property, plant and equipment additions	840	602	168	2	1,612

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2017, and the results of their operations for the three and six months ended July 31, 2017 and 2016, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 that was filed with the SEC on April 11, 2017.

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

Business Description

Argan, Inc. is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures, and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels, heat exchangers and piping systems. Through SMC, now conducting business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

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

Overview

Highlights of our financial performance for the three and six months ended July 31, 2017 included the following:

•                  Revenues increased 60% to $259.8 million for the three months ended July 31, 2017 as compared to $162.5 million for the corresponding prior year quarter. For the six-month period ended July 31, 2017, revenues increased 67% to $490.3 million as compared to $292.8 million for the corresponding prior year period.

•                  Gross profit increased 17% to $51.4 million for the three months ended July 31, 2017 as compared to $44.0 million for the corresponding prior year quarter. Gross profit increased 27% to $91.5 million for the six-month period ended July 31, 2017 as compared to $72.3 million for the corresponding prior year period. Our gross profit percentages were 19.8% and 18.7% for the three and six months ended July 31, 2017, respectively.

•                  Net income attributable to the stockholders of Argan increased 38% to $27.1 million for the three months ended July 31, 2017 as compared to $19.7 million for the comparable prior year quarter. For the six-month period ended July 31, 2017, net income attributable to the stockholders of Argan increased 50% to $47.8 million as compared to $31.9 million for the corresponding prior year period.

•                  EBITDA(1) attributable to the stockholders of Argan increased 33% to $42.7 million for the three months ended July 31, 2017 as compared to $32.1 million for the corresponding prior year quarter. For the six-month period ended July 31, 2017, EBITDA attributable to the stockholders of Argan increased 44% to $75.2 million as compared to $52.3 million for the corresponding prior year period.

•                  Our tangible net worth(2) increased 22% to $302.5 million as of July 31, 2017 from $248.5 million as of January 31, 2017.

•                  Our liquidity, or working capital(3), increased 21% to $287.9 million as of July 31, 2017 from $237.2 million as of January 31, 2017.

(1)	EBITDA is a measure not recognized under accounting principles generally accepted in the United States. We have defined EBITDA as earnings before interest, taxes, depreciation and amortization.
(2)	We define tangible net worth as our total stockholders’ equity less goodwill and intangible assets, net.
(3)	We define working capital as our total current assets less our total current liabilities.

Execution on Contract Backlog

Contract backlog represents the total accumulated value of projects awarded less the amounts of revenues recognized to date on those contracts at a specific point in time. We believe contract backlog is an indicator of future revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and our expected future revenues. At July 31, 2017, our total contract backlog was approximately $0.7 billion. The following table summarizes our large power plant projects:

Current Project	Location	Size of Facility	Date FNTP Received(1)	Scheduled Completion
Caithness Moxie Freedom Generating Station	Pennsylvania	1,040 MW	November 2015	2018
CPV Towantic Energy Center	Connecticut	785 MW	March 2016	2018
NTE Middletown Energy Center	Ohio	475 MW	October 2015	2018
NTE Kings Mountain Energy Center	North Carolina	475 MW	March 2016	2018
Exelon West Medway II Facility	Massachusetts	200 MW	April 2017	2018
TeesREP Biomass Power Station	Teesside (England)	299 MW	May 2017	2019

(1)             Full Notice to Proceed (“FNTP”) represents the formal notice provided by the customer instructing us to commence the activities covered by the corresponding contract without limitation.

The first four projects identified in the chart above, all EPC contracts, were the most significant drivers of our financial results for the three and six months ended July 31, 2017. Work has proceeded smoothly on these jobs which together represented approximately 88% and 89% of our consolidated revenues for the three and six months ended July 31, 2017, respectively. Revenues for each of these projects will decline over the next several quarters as they progress beyond peak construction in their project life-cycles. In August 2017, the project owner provided us with the necessary authorization under the turnkey EPC contract to start construction of a dual-fuel, simple cycle power plant in Medway, Massachusetts. The new facility will feature two 100 MW combustion turbine generators with state-of-the-art noise mitigating improvements. In May 2017, APC announced that it has received from Técnicas Reunidas, S.A. (“TR”) a contract for the erection of a biomass boiler, a critical component of a new power plant being constructed in Teesside, which is near the northeast coast of England. Work began this summer with completion scheduled in 2019. TR is a leading Spain-based global general contractor. However, despite these positive developments, we believe that the uncertainty surrounding the U.S. administration’s level of support for coal as part of the energy mix, the termination of current and planned nuclear power plant projects, the potential for future volatility in natural gas prices that may give a short-term boost to coal-fired power generation and disappointing energy auctions during the current year for new power generating assets may be impacting the planning and initiation phases for the construction of new power plants which are being delayed by project owners.

Outlook

For calendar year 2016, the number of megawatt hours of electricity generated from natural gas increased by 4% from the prior year and reached an all-time annual high. The number of megawatt hours provided by coal-fired plants declined by 8% in 2016 compared to the amount of power provided in 2015. For 2016, as natural gas overtook coal as the leading source of power generation in the United States, the monthly amount of electricity generated by natural gas-fired power plants exceeded the corresponding monthly amounts provided by coal-fired power plants in ten of the twelve months. According to data released by the U.S. Energy Information Administration (“EIA”), natural gas was the source of 34% of the electrical power generated in the United States for 2016; coal was 30%. However, for the first half of 2017, while coal powered 30% of electricity generation, the natural gas electricity percentage declined to 29%. The overall age of the power generation fleet in our country has changed. Per the EIA, the capacity-weighted average age of natural gas-fired generation capacity is 22 years, which is less than hydro (64 years), coal (39 years) and nuclear (36 years).  In fact, since the turn of the century, more than 53 GW of coal-fired capacity has been retired, most of which were older, smaller, less efficient coal-fired power plants. A nearly equal amount of older and smaller natural gas-fired generation capacity has been retired as well. Almost 5 GW of nuclear capacity has been retired over the last four years. The future of new nuclear power plant construction has been further clouded with the recent bankruptcy of Westinghouse, one of the few major nuclear providers of fuel, services, technology, plant design and equipment, and the recent decisions by several utilities to either abandon construction or development of nuclear projects, leaving just one site under construction today (the Vogtle plant units 3 and 4) in the United States. Today, most of the utilized natural gas fleet and almost all of the wind and solar power generation capacity has been built since 2000. During 2016, wind, solar and natural gas represented more than 93% of the utility-scale power generation capacity added to the power grid in the United States.

Current projections of future power generation assume the sustained increase in domestic natural gas production, which should lead to stable natural gas prices continuing into the future. The availability of competitively priced natural gas, the significant increases in the efficiency of combined cycle power plants, the existence of certain programs encouraging renewable fuel use, and the implementation of a series of environmental rules, primarily directed toward the reductions of air pollution and the emissions of greenhouse gases, should further reduce future coal use and continue to increase the shares of the power generation mix represented by natural gas-fired power plants, wind farms and solar fields. Even without the implementation of the Clean Power Plan, natural gas and renewable energy sources are still predicted to be the top choices for new electricity generation plants in the future due to low natural gas prices in the United States. Announcements by electric utilities of the retirement of coal-fired and nuclear power plants continue, citing the availability of cheap natural gas, existing environmental regulations and the significant costs of refurbishment and relicensing. The retirements of coal and nuclear plants typically result in the need for new capacity, and new natural gas-fired plants are relatively cheaper to build than coal, nuclear, or renewable plants, they are substantially more environmentally friendly than conventional coal-fired power plants, and they represent the most economical way to meet base loads and peak demands.

Our industry sector has not fully recovered from the recessionary decline in the demand for power in the United States. For both calendar years 2016 and 2015, the total amount of electricity generated in the United States was approximately 98% of the peak power generation level of 2007. Total electric power generation from all sources has decreased slightly during three of the last five years, with only a slight increase in 2016. Government forecasts project an annual increase in power generation of less than 1% per year for the next 25 years.

However, we continue to believe that the future prospects for natural gas-fired power plant construction are favorable as natural gas has generally become the primary source for power generation in the United States. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to the boom in natural gas supply. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions. As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Demands for electricity, the ample supply of natural gas, and the continuing retirement of inefficient and old coal and nuclear energy plants, should result in natural gas-fired and renewable energy plants, like wind, biomass and solar, representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix. A recent construction industry forecast predicted that the growth of activity in the power sector of the industry will be slow but steady over the next four years (the forecast horizon for this particular report). In summary, the development of natural gas-fired and renewable power generation facilities in the United States should continue to provide construction opportunities for us, although the pace of new opportunities emerging may decrease in the near term. We are encouraged by the results of the business development activities conducted by APC since its acquisition by us that are leading to new power industry construction opportunities outside of this country.

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

With a growing reputation as an accomplished and cost-effective provider of EPC contracting services and with the proven ability to deliver completed power facilities, particularly combined cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets where we expect investments to be made based on forecasts of electricity demand covering decades into the future.  We believe that our expectations are valid and that our future plans continue to be based on reasonable assumptions. Our performance on current projects should provide a stable base of business activity through the next fiscal year as we pursue new opportunities that should continue to emerge for all of our businesses.

Comparison of the Results of Operations for the Three Months Ended July 31, 2017 and 2016

We reported net income attributable to our stockholders of $27.1 million, or $1.72 per diluted share, for the three months ended July 31, 2017. For the three months ended July 31, 2016, we reported a comparable net income amount of $19.7 million, or $1.29 per diluted share.

The following schedule compares our operating results for the three months ended July 31, 2017 and 2016 (dollars in thousands).

	Three Months Ended July 31,
	2017	2016	$ Change	% Change
REVENUES
Power industry services	$238,850	$143,422	$95,428	66.5%
Industrial fabrication and field services	17,058	17,327	(269)	(1.6)
Telecommunications infrastructure services	3,895	1,746	2,149	123.1
Revenues	259,803	162,495	97,308	59.9
COST OF REVENUES
Power industry services	189,266	100,035	89,231	89.2
Industrial fabrication and field services	16,096	17,117	(1,021)	(6.0)
Telecommunications infrastructure services	3,034	1,331	1,703	127.9
Cost of revenues	208,396	118,483	89,913	75.9
GROSS PROFIT	51,407	44,012	7,395	16.8
Selling, general and administrative expenses	10,799	7,534	3,265	43.3
Impairment loss	—	1,979	(1,979)	(100.0)
INCOME FROM OPERATIONS	40,608	34,499	6,109	17.7
Other income, net	1,311	556	755	135.8
INCOME BEFORE INCOME TAXES	41,919	35,055	6,864	19.6
Income tax expense	14,601	11,756	2,845	24.2
NET INCOME	27,318	23,299	4,019	17.2
Net income attributable to noncontrolling interests	179	3,625	(3,446)	(95.1)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$27,139	$19,674	$7,465	37.9%

Revenues

Power Industry Services

The revenues of the power industry services business increased by 67%, or $95.4 million, to $238.9 million for the three months ended July 31, 2017 compared with revenues of $143.4 million for the three months ended July 31, 2016. The revenues of this business represented approximately 92% of consolidated revenues for the current quarter, and approximately 88% of consolidated revenues for the prior year quarter. The current quarter increase in revenues for the power industry services segment primarily reflected the peak construction activities of four EPC projects, which represented approximately 88% of consolidated revenues for the current quarter. The percent complete for these four projects ranged from 61% to 77% as of

July 31, 2017. As these projects progress beyond peak construction in their life-cycles, the level of quarterly revenues associated with each project will decline. All four jobs are currently scheduled to be completed on time during the fiscal year ending January 31, 2019. Last year, the combined revenues associated with these four natural gas-fired power plant projects that were all in their early phases represented approximately 58% of consolidated revenues for the second quarter. Additionally, construction activity related to two other natural gas-fired power plant projects that were completed later in the prior year represented 26% of consolidated revenues for the three months ended July 31, 2016.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business decreased by 2%, or $0.3 million, to $17.1 million for the three months ended July 31, 2017 compared with revenues of $17.3 million for the three months ended July 31, 2016. The largest portion of TRC’s revenues continue to be provided by industrial field services, and TRC’s major customers include some of North America’s largest forest products companies and large fertilizer producers.

Telecommunications Infrastructure Services

The revenues of this business segment increased by approximately 123%, or $2.1 million, for the current quarter compared with the corresponding period last year as SMC has been successful in increasing the revenues related to both outside premises and inside premises projects.

Cost of Revenues

Due primarily to the substantial increase in consolidated revenues for the three months ended July 31, 2017 compared with last year’s second quarter, the corresponding consolidated cost of revenues also increased. These costs were $208.4 million and $118.5 million for the three months ended July 31, 2017 and 2016, respectively. Gross profit amounts for the three months ended July 31, 2017 and 2016 were $51.4 million and $44.0 million, respectively. Our overall gross profit percentage of 19.8% of consolidated revenues was lower in the current quarter compared to a percentage of 27.1% for the prior year quarter, which primarily reflected the achievement of the substantial completion of two natural gas-fired power plant projects last year. These achievements eliminated a number of significant risks, including potential schedule liquidated damages, and the related estimated costs associated with them, resulting in increased gross margins. Current quarter gross profit percentages primarily reflected continued successful execution on the peak construction activities of four natural-gas fired power plant projects of GPS. The gross profit percentage of the combined revenues of TRC, APC and SMC increased between the periods.

Selling, General and Administrative Expenses

These costs were $10.8 million and $7.5 million for the three months ended July 31, 2017 and 2016, respectively, representing approximately 4.2% and 4.6% of consolidated revenues for the corresponding periods, respectively. In general, the increase in costs is reflective of a larger organization necessary to support increased operations and growing revenues and to expand into new markets. Approximately half of the increase between the quarters was incurred by GPS reflecting increased incentive compensation costs and salary expense. In addition, stock option compensation expense for the three months ended July 31, 2017 increased by approximately $0.6 million between the quarters, driven primarily by the general increase in the market price of our common stock over the last three years.

Impairment Loss

In July 2016, work was suspended on APC’s largest project at the time, which represented over 90% of APC’s contract backlog.  Additionally, APC’s primary market is in the United Kingdom, which voted to leave the European Union on June 23, 2016 (“Brexit”).  The resulting sterling pound drop, financial market uncertainty and recessionary pressures were thought to likely impact the availability of financing for future power plant developments.  The revenues of APC declined and it reported operating losses for the three and six months ended July 31, 2016. Given these circumstances at the time, analyses were performed mid-year in order to determine whether an impairment loss related to goodwill had been incurred. Using income and market approaches, the assessment analysis indicated that the carrying value of the business exceeded its fair value. As a result, APC recorded an impairment loss during the quarter ended July 31, 2016 of approximately $2.0 million.  No impairment loss occurred in the current year quarter.

Income Tax Expense

For the quarter ended July 31, 2017, we recorded income tax expense of $14.6 million reflecting an estimated annual effective income tax rate of approximately 36.2% (before the tax effect of discrete items for the current quarter). This rate differs from the expected federal income tax rate of 35% due primarily to the estimated unfavorable effect of state income taxes, offset substantially by the domestic production activities deduction. For the three months ended July 31, 2016, we recorded income tax expense of $11.8 million reflecting an estimated annual effective income tax rate of approximately 35.3%. In addition, the excess income tax benefit associated with stock options exercised reduced income tax expense by $1.0 million for the three months ended July 31, 2016. The excess income tax benefit recorded for the three months ended July 31, 2017 was $0.5 million as stock option exercise activity has declined between the years.

As the construction joint ventures that are discussed below are treated as partnerships for income tax reporting purposes, we report only our share of the taxable income of the entities. For financial reporting purposes, the excluded income amounts attributable to the joint venture partners are treated as permanent differences between income before income taxes and taxable income resulting in a favorable effect on our effective income tax rate. Our effective income tax rate estimates are trending upwards as the earnings of the two joint ventures (and therefore the portions of such amounts attributable to the joint venture partner) have declined with the completion of the construction of the corresponding power plants last year.

Net Income Attributable to Non-controlling Interests

As discussed in Note 3 to the accompanying condensed consolidated financial statements, we entered separate construction joint ventures related to two power plant construction projects. Because we have financial control, the joint ventures are included in our condensed consolidated financial statements. Our joint venture partner’s share of the earnings is reflected in the line item captioned net income attributable to non-controlling interests included in the accompanying statements of earnings for the three months ended July 31, 2017 and 2016 in the amounts of $0.2 million and $3.6 million, respectively. The reduction in the amount between quarters primarily reflects the contractual completion of the projects last year. Current year activity relates to changes in estimated costs to complete warranty requirements.

Comparison of the Results of Operations for the Six Months Ended July 31, 2017 and 2016

We reported net income attributable to our stockholders of $47.8 million, or $3.03 per diluted share, for the six months ended July 31, 2017. For the six months ended July 31, 2016, we reported a comparable net income amount of $31.9 million, or $2.09 per diluted share. The following schedule compares our operating results for the six months ended July 31, 2017 and 2016 (dollars in thousands).

	Six Months Ended July 31,
	2017	2016	$ Change	% Change
REVENUES
Power industry services	$449,639	$251,521	$198,118	78.8%
Industrial fabrication and field services	33,629	37,737	(4,108)	(10.9)
Telecommunications infrastructure services	7,024	3,585	3,439	95.9
Revenues	490,292	292,843	197,449	67.4
COST OF REVENUES
Power industry services	362,515	183,733	178,782	97.3
Industrial fabrication and field services	30,837	34,105	(3,268)	(9.6)
Telecommunications infrastructure services	5,437	2,691	2,746	102.0
Cost of revenues	398,789	220,529	178,260	80.8
GROSS PROFIT	91,503	72,314	19,189	26.5
Selling, general and administrative expenses	20,289	14,581	5,708	39.1
Impairment loss	—	1,979	(1,979)	(100.0)
INCOME FROM OPERATIONS	71,214	55,754	15,460	27.7
Other income, net	2,529	593	1,936	326.6
INCOME BEFORE INCOME TAXES	73,743	56,347	17,396	30.9
Income tax expense	25,676	18,928	6,748	35.7
NET INCOME	48,067	37,419	10,648	28.5
Net income attributable to noncontrolling interests	303	5,515	(5,212)	(94.5)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$47,764	$31,904	$15,860	49.7%

Revenues

Power Industry Services

The revenues of the power industry services business increased by 79%, or $198.1 million, to $449.6 million for the six months ended July 31, 2017 compared with revenues of $251.5 million for the six months ended July 31, 2016. The revenues of this business represented approximately 92% of consolidated revenues for the current six-month period, and approximately 86% of consolidated revenues for the prior year period. The increase in revenues for the power industry services segment primarily reflected the ramped-up and peak construction activities of four natural gas-fired power plant construction projects, which represented approximately 89% of consolidated revenues for the current six-month period. Last year, the combined revenues associated with these four projects, which were all in their early phases, represented approximately 56% of consolidated revenues for the six months ended July 31, 2016. Construction activity related to two other natural-gas fired power plant projects that were completed later in the year represented 26% of consolidated revenues for the six months ended July 31, 2016.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business decreased by 11%, or $4.1 million, to $33.6 million for the six months ended July 31, 2017 compared with revenues of $37.7 million for the six months ended July 31, 2016. The largest portion of TRC’s revenues were provided by industrial field services. The decrease in revenues is primarily attributable to revenues included in the prior year period associated with large loss projects with former customers that were in-process on the date of our acquisition of TRC and which were primarily completed during the six months ended July 31, 2016.

Telecommunications Infrastructure Services

The revenues of this business segment increased by approximately 96%, or $3.4 million, for the six months ended July 31, 2017 compared with the corresponding period last year as SMC has been successful in increasing the revenues related to both outside premises, including $3.2 million related to a fiber-to-the-home project for a municipal customer, and inside premises projects.

Cost of Revenues

Due primarily to the substantial increase in consolidated revenues for the six months ended July 31, 2017 compared with last year’s period, the corresponding consolidated cost of revenues also increased. These costs were $398.8 million and $220.5 million for the six months ended July 31, 2017 and 2016, respectively. Gross profit amounts for the corresponding six-month periods were $91.5 million and $72.3 million, respectively. Our overall gross profit percentage of 18.7% of consolidated revenues was lower in the current period compared to a percentage of 24.7% for the prior year six-month period, which primarily reflected the substantial completion of two power plant projects as identified above. Current period gross profit percentages primarily reflected continued successful execution of construction activities on four EPC natural gas-fired power plant projects of GPS. The gross profit percentage of the combined revenues of TRC, APC and SMC increased between the periods.

Selling, General and Administrative Expenses

These costs were $20.3 million and $14.6 million for the six months ended July 31, 2017 and 2016, respectively, representing approximately 4.1% and 5.0% of consolidated revenues for the corresponding periods, respectively. Approximately half of the $5.7 million increase between the periods was incurred by GPS reflecting increased incentive compensation costs and salary expense. In addition, stock option compensation expense for the six months ended July 31, 2017 increased by approximately $1.0 million between the periods, driven primarily by the increased market price of our common stock.

Impairment Loss

As discussed above, APC recorded a goodwill impairment loss of approximately $2.0 million last year; accordingly, it was included in the statement of earnings for the six months ended July 31, 2016.

Income Tax Expense

For the six months ended July 31, 2017, we recorded income tax expense of $25.7 million reflecting an estimated annual effective income tax rate of approximately 36.2% (before the income tax effect of discrete items for the current period). This rate differed from the expected federal income tax rate of 35% due primarily to the estimated unfavorable effect of state income taxes, offset substantially by the domestic production activities deduction. For the six months ended July 31, 2016, we recorded income tax expense of $18.9 million reflecting an estimated annual effective income tax rate of approximately 35.3%. The excess income tax benefit amounts associated with stock options exercised during the six months ended July 31, 2017 and 2016 reduced income tax expense by $0.8 million and $1.1 million, respectively.

Net Income Attributable to Non-controlling Interests

As discussed above, our joint venture partner’s share of the earnings of the construction joint ventures, which is reflected in the line item captioned net income attributable to non-controlling interests included in the accompanying statements of earnings for the six months ended July 31, 2017 and 2016, were $0.3 million and $5.5 million, respectively. The reduction in the amount between periods primarily reflects the contractual completion of the projects last year. Current year activity relates to changes in estimated costs to complete warranty requirements.

Liquidity and Capital Resources as of July 31, 2017

As of July 31, 2017 and January 31, 2017, our balances of cash and cash equivalents were $153.2 million and $167.2 million, respectively. During this same period, our working capital increased by $50.7 million to $287.9 million as of July 31, 2017 from $237.2 million as of January 31, 2017.

The net amount of cash provided by operating activities for the six months ended July 31, 2017 was $34.6 million as net income for the period, including the favorable adjustments related to non-cash expense items, provided cash in the total amount of $51.9 million. Because our four major EPC projects are 61% to 77% complete, we experienced net decreases during the period in the amounts of billings on current projects in excess of corresponding costs and estimated earnings, which represented a use of cash in the amount of $23.7 million. In general, we expect this unfavorable cash-flow trend to continue until the projects are completed and new EPC projects are added to the backlog. Primarily due to increasing project owner retainage amounts on current construction contracts, accounts receivable increased during the six months ended July 31, 2017, which represented a use of cash in the amount of $17.7 million. On the other hand, we experienced a net increase during the period in the amounts of accounts payable and accrued expenses, which represented a source of cash in the amount of $21.5 million.

Our primary use of this cash during the six months ended July 31, 2017 was the net purchase of CDs in the amount of $47.5 million. Our operating subsidiaries used cash during the current period in the amount of $2.8 million for capital expenditures. During the six months ended July 31, 2017, the exercise of options to purchase 80,500 shares of our common stock provided us with cash proceeds in the approximate amount of $2.5 million.

During the six months ended July 31, 2016, our combined balance of cash and cash equivalents increased by $1.9 million to $162.8 million as of July 31, 2016 from a balance of $160.9 million as of January 31, 2016. During this same period, our working capital increased by $37.3 million to $200.2 million as of July 31, 2016 from $162.9 million as of January 31, 2016. Net income for the six months ended July 31, 2016, including the favorable net amount of adjustments related to non-cash expense items, provided cash in the total amount of $41.9 million. In addition, we experienced a net decrease of $31.5 million in accounts receivable during the period primarily due to the receipt of retainages on two natural gas-fired power plant projects which achieved substantial completion during the period. We had a net increase of $16.3 million in the amount of billings on current projects that temporarily exceeded the corresponding amounts of costs and estimated earnings, which primarily reflected the early stage activities of GPS on its four major current construction contracts. Our accounts payable and accrued expenses were also impacted by increased early stage activities related to several of our subcontractors and suppliers, increasing this balance and providing cash by $24.0 million during the six months ended July 31, 2016. Primarily due to these factors, the net amount of cash provided by operating activities for the six months ended July 31, 2016 was $112.7 million. The exercise of options to purchase 195,350 shares of our common stock during the prior year period provided us with cash proceeds in the amount of $4.2 million.

Our primary use of this cash during the six months ended July 31, 2016 was the net purchase of CDs in the amount of $106.0 million. Additionally, we used cash as our consolidated joint ventures made distributions to our joint venture partner in the total amount of $7.5 million.

On May 15, 2017, we entered into the Credit Agreement with the Bank as the lender, which replaced a predecessor agreement by modifying its features to, among other things:

•                  increase the Bank’s lending commitment amount from $10 million to $50 million including a revolving loan with interest at the 30-day LIBOR plus 2.00%;

•                  add an accordion feature which allows for an additional commitment amount of $10 million, subject to certain conditions; and

•                  extend the maturity date three years from May 31, 2018 to May 31, 2021, which effectively provides for a four-year credit commitment.

As with the predecessor agreement, we have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank will continue to require that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of July 31, 2017 and January 31, 2017, we were compliant with the financial covenants of the Credit Agreement and predecessor agreement, respectively. We may use the borrowing ability to cover other credit issued by the Bank for our use in the ordinary course of business. As of July 31, 2017, we had approximately $6.0 million of credit outstanding under the Credit Agreement.

A different commercial bank that supports the activities of TRC has issued an outstanding irrevocable letter of credit on its behalf in the amount of $0.4 million with a current expiration date in January 2018.

At July 31, 2017, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by United States Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Republic of Ireland and insignificant bank accounts in other countries in support of the operations of APC.

We believe that cash on hand, cash that will be provided from the maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future. In particular, we maintain significant liquid capital on our balance sheet to help ensure our ability to maintain and obtain bonding capacity for current and future EPC and other construction projects.  Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

The following tables present the determinations of EBITDA for the three and six months ended July 31, 2017 and 2016, respectively (amounts in thousands).

	Three Months Ended July 31,
	2017	2016
Net income, as reported	$27,318	$23,299
Income tax expense	14,601	11,756
Depreciation	638	484
Amortization of purchased intangible assets	334	200
EBITDA	42,891	35,739
Less EBITDA attributable to non-controlling interests	179	3,625
EBITDA attributable to the stockholders of Argan, Inc.	$42,712	$32,114

	Six Months Ended July 31,
	2017	2016
Net income, as reported	$48,067	$37,419
Income tax expense	25,676	18,928
Depreciation	1,210	918
Amortization of purchased intangible assets	518	521
EBITDA	75,471	57,786
Less EBITDA attributable to non-controlling interests	303	5,515
EBITDA attributable to the stockholders of Argan, Inc.	$75,168	$52,271

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows provided by operating activities that are presented in our condensed consolidated statements of cash flows for the six months ended July 31, 2017 and 2016 (amounts in thousands).

	Six Months Ended July 31,
	2017	2016
EBITDA	$75,471	$57,786
Current income tax expense	(25,829)	(18,939)
Impairment loss	—	1,979
Stock option compensation expense	2,315	1,270
Other noncash items	(78)	(202)
(Increase) decrease in accounts receivable	(17,726)	31,484
(Decrease) increase in billings in excess of costs and estimated earnings, net	(23,662)	16,293
Decrease (increase) in prepaid expenses and other assets	2,600	(993)
Increase in accounts payable and accrued expenses	21,485	24,029
Net cash provided by operating activities	$34,576	$112,707

We also believe that EBITDA is a meaningful presentation that is widely used by investors and analysts as a measure of performance. It enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions.

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended January 31, 2017. During the six-month period ended July 31, 2017, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

Note 2 to the accompanying condensed consolidated financial statements presents descriptions of pending accounting pronouncements issued by the FASB that are relevant to our future financial reporting. These include Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which was issued in May 2014 and which has been amended multiple times, and Accounting Standards Update 2016-02, Leases, which was issued in February 2016. ASU 2014-09 represents an effort to create a new, principle-based revenue recognition framework for all companies that will be adopted by us on February 1, 2018. ASU 2016-02, which will be adopted by us on February 1, 2019, will require the recognition on the balance sheet of all operating leases with terms greater than one year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of July 31, 2017, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 8 to the accompanying condensed consolidated financial statements), which now provide a revolving loan with a maximum borrowing amount of $50 million that is available until May 31, 2021 with interest at LIBOR plus 2.00%. As of July 31, 2017, our balance of short-term investments, which consisted entirely of CDs, was $403 million (excluding accrued interest) with a weighted average initial maturity term of 252 days. This exposes us to a certain amount of risk should interest rates suddenly rise. However, we believe that this risk is minimal, and mitigated somewhat by the manner in which we have scheduled the future maturity dates. As of July 31, 2017, the weighted average interest rate on our CDs was 1.27%.

The accompanying condensed consolidated financial statements are presented in US Dollars. The financial results reported by APC and included in our condensed consolidated financial statements are affected by foreign currency volatility. The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive income (loss). When the US Dollar depreciates against the Euro, the reported assets, liabilities, revenues, costs and earnings of APC, after translation into US Dollars, are greater than what they would have been had the value of the US Dollar appreciated against the Euro or if there had been no change in the exchange rate. During the six-month period ended July 31, 2017, the US Dollar depreciated against the Euro. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation, and we generally do not utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We incurred a net foreign currency transaction loss for the six months ended July 31, 2017 that was insignificant.

In addition, we are subject to fluctuations in prices for commodities including copper, concrete, steel products and fuel. Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for copper, concrete, steel or fuel. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. We attempt to include the anticipated amounts of price increases or decreases in the costs of our bids.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of July 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended July 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

Included in Note 9 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the six-month period ended July 31, 2017. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A.   RISK FACTORS

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2017.

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

ARGAN, INC.

September 7, 2017	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

September 7, 2017	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary