Form 10-Q
period 2017-10-31
ARGAN INC
filed 2017-12-06
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2017

or

☐         TTRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT

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

Common stock, $0.15 par value: 15,548,719 shares as of December 1, 2017.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

OCTOBER 31, 2017

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2017	2016	2017	2016

REVENUES	$232,945	$175,444	$723,237	$468,287
Cost of revenues	195,227	138,866	594,016	359,395
GROSS PROFIT	37,718	36,578	129,221	108,892
Selling, general and administrative expenses	10,119	9,848	30,408	24,429
Impairment loss (Note 7)	—	—	—	1,979
INCOME FROM OPERATIONS	27,599	26,730	98,813	82,484
Other income, net	1,692	690	4,221	1,283
INCOME BEFORE INCOME TAXES	29,291	27,420	103,034	83,767
Income tax expense	12,062	8,194	37,738	27,122
NET INCOME	17,229	19,226	65,296	56,645
Net income attributable to non-controlling interests	—	1,153	303	6,668
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	17,229	18,073	64,993	49,977

Foreign currency translation adjustments, net of tax	(139)	(326)	754	(192)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$17,090	$17,747	$65,747	$49,785

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$1.11	$1.19	$4.19	$3.34
Diluted	$1.09	$1.16	$4.11	$3.23

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,545	15,137	15,509	14,974
Diluted	15,793	15,601	15,796	15,490

CASH DIVIDENDS PER SHARE (Note 11)	$1.00	$1.00	$1.00	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	October 31, 2017	January 31, 2017
	(Unaudited)	(Note 1)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$149,708	$167,198
Short-term investments	333,973	355,796
Accounts receivable	83,681	54,836
Costs and estimated earnings in excess of billings	10,197	3,192
Prepaid expenses and other current assets	6,236	6,927
TOTAL CURRENT ASSETS	583,795	587,949
Property, plant and equipment, net	15,257	13,112
Goodwill	34,913	34,913
Other intangible assets, net	7,405	8,181
Deferred taxes	383	241
Other assets	548	92
TOTAL ASSETS	$642,301	$644,488

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$114,448	$101,944
Accrued expenses	31,005	39,539
Billings in excess of costs and estimated earnings	146,863	209,241
TOTAL CURRENT LIABILITIES	292,316	350,724
Deferred taxes	1,788	1,195
TOTAL LIABILITIES	294,104	351,919

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 15,551,952 and 15,461,452 shares issued at October 31, 2017 and January 31, 2017, respectively; 15,548,719 and 15,458,219 shares outstanding at October 31, 2017 and January 31, 2017, respectively	2,333	2,319
Additional paid-in capital	141,766	135,426
Retained earnings	204,095	154,649
Accumulated other comprehensive loss	(8)	(762)
TOTAL STOCKHOLDERS’ EQUITY	348,186	291,632
Non-controlling interests	11	937
TOTAL EQUITY	348,197	292,569
TOTAL LIABILITIES AND EQUITY	$642,301	$644,488

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$65,296	$56,645
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Stock option compensation expense	3,573	1,774
Depreciation	1,936	1,444
Amortization of purchased intangible assets	776	752
Deferred income tax expense (benefit)	475	(1,693)
Other	(317)	(119)
Impairment loss	—	1,979
Changes in operating assets and liabilities
Accounts receivable	(31,453)	21,304
Prepaid expenses and other assets	758	(1,432)
Accounts payable and accrued expenses	5,600	50,099
Billings in excess of costs and estimated earnings, net	(69,383)	54,558
Net cash (used in) provided by operating activities	(22,739)	185,311

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(462,500)	(375,000)
Maturities of short-term investments	485,000	214,000
Purchases of property, plant and equipment	(4,006)	(2,481)
Loans made under notes receivable	(200)	—
Net cash provided by (used in) investing activities	18,294	(163,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(15,548)	(15,260)
Proceeds from the exercise of stock options	2,781	10,988
Distributions to joint venture partners	(1,229)	(7,500)
Net cash used in financing activities	(13,996)	(11,772)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	951	(192)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(17,490)	9,866
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	167,198	160,909
CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,708	$170,775

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$36,922	$26,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2017

(Tabular dollar amounts in thousands, except per share data)

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

The condensed consolidated financial statements include the accounts of Argan, Inc. (“Argan”), its wholly owned subsidiaries and its financially controlled joint ventures. Argan conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 89% and 83% of consolidated revenues for the nine months ended October 31, 2017 and 2016, respectively; The Roberts Company, Inc. (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter cumulatively referred to as the “Company.”

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

The condensed consolidated balance sheet as of October 31, 2017, the condensed consolidated statements of earnings for the three and nine months ended October 31, 2017 and 2016, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2017 and 2016 are unaudited. The condensed consolidated balance sheet as of January 31, 2017 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2017, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Revenue Recognition — Revenues are recognized primarily under various long-term contracts, including those for which revenues are based on either a fixed price, time and materials or cost-plus-fee basis, with typical durations of one month to three years. Revenues from fixed price contracts, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Revenues from time and materials contracts are recognized when the related services are provided to the customer. Revenues from cost-plus-fee construction contracts are recognized on the basis of costs incurred during the period plus the amount of fee earned. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Unpriced change orders, which represent contract variations for which the Company has project owner directive for additional work or authorization for scope changes but not for the price associated with the corresponding change, are reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. There were no significant unpriced change orders included in the total contract value amounts used to determine revenues as of October 31, 2017. Amounts of identified change orders that are not yet considered probable as of the corresponding balance sheet date are excluded from forecasted revenues. Actual costs related to change orders are expensed as they are incurred. Contract results may be impacted by estimates of the amounts of change orders that we expect to receive. The effects of any resulting revisions to revenues and estimated costs can be determined at any time and they could be material. In general, contract claims are reflected in revenues only when an agreement on the amount has been reached with the project owner.

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

The Company is completing its evaluation of the impacts of ASU 2014-09, as amended, on its consolidated financial statements. The Company expects to adopt the new standard using the allowable modified retrospective method which will result in a cumulative effect adjustment as of February 1, 2018. To date, the Company has examined an engineering, procurement and construction (“EPC”) contract of GPS that it believes is representative of the four other active EPC contracts of GPS, significant contracts that were awarded to TRC during the current year that the Company believes are representative of the large customer contracts that will be in place at the date of adoption, and the largest contract awarded to APC during the current year. Based on these reviews, it has come to preliminary conclusions on the impact of the new standard on the revenues of the Company using the 5-step process prescribed by ASU 2014-09, as amended. The Company does not believe that the adoption of the standard will have a significant impact on the revenue recognition patterns for its long-term contracts as compared to revenues recognized under the existing revenue guidance, assuming that contract structures similar to those in place are in effect at the time of the Company’s adoption. The Company expects that most of its future revenues will continue to be recognized over time utilizing the cost-to-cost measure of progress similar to current practice. However, there are certain industry-specific implementation issues that are still unresolved and, depending on the resolution of these matters, conclusions on the impact on the Company’s revenue recognition patterns could change. Through the date of adoption, the Company will continue to evaluate the impacts of ASU 2014-09, as amended, on its large EPC and its smaller long-term contracts to ensure that its preliminary conclusions continue to remain accurate for future revenues. Additionally, the Company is continuing its assessment of the impact of ASU 2014-09, as amended, on its financial statement disclosures which are expected to be more extensive based on the requirements of the new standard.

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

Goodwill

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment. Current guidance requires a public entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compares the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the entity performs Step 2 and compares the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment charge equal to the amount by which the carrying amount of goodwill for the reporting unit exceeds the implied fair value of that goodwill is recorded, limited to the amount of goodwill allocated to that reporting unit. The amendments in the new pronouncement remove the second step of the test. An entity will apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The new guidance does not amend the optional qualitative assessment of goodwill impairment.

As early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017, the Company intends to use the new guidance in the determination of any goodwill impairment loss determined in connection with the Company’s annual testing as of November 1, 2017, and in the future. The effect of the adoption of this new standard is not expected to be material to the Company’s consolidated financial statements.

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

NOTE 4 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments as of October 31, 2017 and January 31, 2017 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 269 days and 185 days, respectively (the “CDs”). The Company has the intent and ability to hold these securities until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of October 31, 2017 and January 31, 2017 included accrued interest of $1.5 million and $0.8 million, respectively. Interest income is recorded when earned and is included in other income. As of October 31, 2017 and January 31, 2017, the weighted average annual interest rates of the CDs classified as short-term investments were 1.36% and 1.13%, respectively.

The Company has cash on deposit in excess of federally insured limits at the Bank, has purchased CDs from the Bank, and has liquid mutual fund investments through an arrangement with the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material risk.

NOTE 5 — ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable as of October 31, 2017 and January 31, 2017 were $65.0 million and $36.2 million, respectively. Such retainage amounts represent funds withheld by project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the length of retention periods may vary. Most of the amount outstanding as of October 31, 2017 will not be collected until the fiscal year ending January 31, 2019. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts and notes receivable. The amount of the allowance for uncollectible accounts as of October 31, 2017 and January 31, 2017 was approximately $2.5 million and $1.9 million, respectively, and it related primarily to project development loans made in prior years. The provision amounts for uncollectible accounts for the three and nine months ended October 31, 2017 were $0.1 million and $0.4 million, respectively. The Company did not record a provision for uncollectible accounts for the three and nine months ended October 31, 2016.

NOTE 6 — COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The table below sets forth the aggregate amounts of costs charged to and earnings accrued on uncompleted contracts compared with the billings on those contracts through October 31, 2017 and January 31, 2017.

	October 31, 2017	January 31, 2017
Costs charged to uncompleted contracts	$1,074,974	$485,629
Estimated accrued earnings	177,065	78,708
	1,252,039	564,337
Less - billings to date	1,388,705	770,386
	$(136,666)	$(206,049)

Amounts above are included in the accompanying condensed consolidated balance sheets under the following captions:

	October 31, 2017	January 31, 2017
Costs and estimated earnings in excess of billings	$10,197	$3,192
Billings in excess of costs and estimated earnings	146,863	209,241
	$(136,666)	$(206,049)

Costs charged to contracts include amounts billed to the Company for delivered goods and services where payments have been retained from subcontractors and suppliers. Retained amounts as of October 31, 2017 and January 31, 2017, which were included in the Company’s balance of accounts payable as of those dates, totaled $34.6 million and $17.2 million, respectively. Generally, such amounts are expected to be paid prior to the completion of the applicable project.

NOTE 7 — PURCHASED INTANGIBLE ASSETS

At October 31, 2017, the goodwill balances included in the condensed consolidated balance sheets related to the acquisitions of GPS, TRC and APC were $18.5 million, $14.4 million and $2.0 million, respectively. TRC’s management recently completed a reforecasting of its future financial results which provides essential data for the required annual goodwill assessment of TRC as of November 1, 2017. The new forecast presents a less favorable outlook for TRC, which represents the Company’s Industrial Fabrication and Field Services reportable business segment, than in the past. With this new information and using preliminary valuation analyses, including discounted net after tax cash flow estimates, management determined that the goodwill associated with this business may be impaired. Based on this currently available data, management estimates that the amount of possible loss ranges from an immaterial amount to $5.5 million, with the estimated federal income tax rate representing the most significant variable affecting the range. Depending on the completion of the goodwill assessment including the resolution of this uncertainty, the Company may be required to record an impairment loss related to the goodwill of TRC in the fourth quarter of the current year up to an amount of $5.5 million. However, the completion of the full valuation of the business of TRC could materially change this outcome.  Last year, APC recorded a goodwill impairment loss during the nine months ended October 31, 2016 of approximately $2.0 million.

The other purchased intangible assets consisted of the following elements as of October 31, 2017 and January 31, 2017.

		October 31, 2017			January 31,
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net Amount	2017 (net amount)
Trade names -
GPS/TRC	15 years	$8,142	$3,221	$4,921	$5,328
SMC	indefinite	181	—	181	181
Process certifications -
TRC	7 years	1,897	520	1,377	1,581
Customer relationships -
TRC/APC	4-10 years	1,346	423	923	1,072
Other intangibles	various	46	43	3	19
Totals		$11,612	$4,207	$7,405	$8,181

NOTE 8 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017, which superseded the Company’s prior arrangements with the Bank. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.00%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. The Company has approximately $14.9 million of credit outstanding under the Credit Agreement, but no borrowings.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of October 31 and January 31, 2017, the Company was compliant with the financial covenants of its financing arrangements.

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

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. PPS has placed liens on the property of the customers in several states where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Tennessee in the amount of $2.5 million. On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied. Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total approximately $2.2 million. The amounts invoiced by PPS are accrued by TRC and the corresponding liability amount was included in accounts payable in the condensed consolidated balance sheets as of October 31, 2017 and January 31, 2017. TRC has not recorded an account receivable for the amounts it believes are owed to it by PPS. A mediation effort was attempted in 2016 but it was unproductive and an impasse was declared.

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

As of October 31, 2017, there were 1,061,650 shares of the Company’s common stock reserved for issuance under the Company’s stock option plans (including the Stock Plan and an expired predecessor plan), including 330,000 shares of the Company’s common stock available for future awards under the Stock Plan.

Summaries of activity under the Company’s stock option plans for the nine months ended October 31, 2017 and 2016, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2017	707	$39.04	7.82	$10.22
Granted	125	$63.58
Exercised	(90)	$30.74
Forfeited	(10)	$71.75
Outstanding, October 31, 2017	732	$43.81	7.59	$11.61
Exercisable, October 31, 2017	452	$28.75	6.52	$7.76

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2016	1,064	$26.38	6.36	$6.91
Granted	105	$36.09
Exercised	(444)	$24.77
Forfeited	(5)	$36.73
Outstanding, October 31, 2016	720	$28.71	7.21	$7.62
Exercisable, October 31, 2016	555	$27.13	6.55	$7.16

The changes in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2017 and 2016, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2017	270	$14.93
Granted	125	$16.19
Vested	(105)	$9.66
Forfeited	(10)	$19.14
Non-vested, October 31, 2017	280	$17.83

	Shares	Fair Value
Non-vested, February 1, 2016	300	$8.97
Granted	105	$9.66
Vested	(240)	$7.63
Non-vested, October 31, 2016	165	$9.17

Compensation expense amounts related to stock options were $1.3 million and $0.5 million for the three months ended October 31, 2017 and 2016, respectively, and were $3.6 million and $1.8 million for the nine months ended October 31, 2017 and 2016, respectively. At October 31, 2017, there was $1.5 million in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards over the next twelve months. The total intrinsic values of the stock options exercised during the nine months ended October 31, 2017 and 2016 were $3.1 million and $10.9 million, respectively. At October 31, 2017, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” as of October 31, 2017 exceeded the aggregate exercise prices of such options by $18.7 million and $18.1 million, respectively.

For companies with limited stock option exercise experience, guidance provided by the SEC permits the use of a “simplified method” in developing the estimate of the expected term of a “plain-vanilla’’ share option, based on the average of the vesting period and the option term, which the Company used to estimate the expected terms of its stock options awarded in prior years. However, the Company’s stock option exercise activity has become sufficient to provide it with a reasonable basis on which to estimate the expected life of newly awarded stock options. Accordingly, the estimated expected life used in the determination of stock options awarded so far in calendar year 2017 was 3.35 years. The simplified method would have resulted in the use of 5.50 years as the estimated expected life of each of these stock options.

As a result, the aggregate fair value of this group of stock options was reduced by $1.2 million, or approximately 19%. The effect of the change on the amount of stock option compensation expense recorded during the three and nine months ended October 31, 2017 were reductions of $0.3 million and $0.8 million, respectively. The fair values of each stock option granted in the nine-month periods ended October 31, 2017 and 2016 were estimated on the corresponding dates of award using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended October 31,
	2017	2016
Dividend yield	1.1%	2.0%
Expected volatility	36.0%	33.9%
Risk-free interest rate	1.6%	1.4%
Expected life (in years)	3.4	5.5

NOTE 11 — CASH DIVIDENDS

In September 2017, the Company’s board of directors declared a regular cash dividend of $1.00 per share of common stock, which was paid on October 31, 2017 to stockholders of record at the close of business on October 20, 2017. In addition, the Company announced that its board of directors intends to declare a regular quarterly cash dividend of $0.25 per share of common stock starting in the first quarter of its fiscal year ending January 31, 2019. In September 2016, the Company’s board of directors declared regular and special cash dividends of $0.70 and $0.30 per share of common stock, respectively, which were paid on October 28, 2016 to stockholders of record at the close of business on October 18, 2016.

NOTE 12 — INCOME TAXES

The Company’s income tax expense amounts for the nine months ended October 31, 2017 and 2016 differed from corresponding amounts computed by applying the federal corporate income tax rate of 35% to the amounts of income before income taxes for the periods as shown in the table below.

	Nine Months Ended October 31,
	2017	2016
Computed expected income tax expense	$36,062	$29,318
Increase (decrease) resulting from:
State income taxes, net of federal tax benefit	4,633	3,296
Domestic production activities deduction	(3,036)	(2,345)
Stock option exercises	(866)	(2,807)
Exclusion of non-controlling interests	(106)	(2,334)
Adjustments and other differences	1,051	1,994
	$37,738	$27,122

As of October 31, 2017 and January 31, 2017, the condensed consolidated balance sheets included prepaid income taxes in the amounts of $3.5 million and $3.9 million, respectively. As of October 31, 2017, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

The Company is subject to income taxes in the United States of America, the Republic of Ireland, the United Kingdom and various other state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2014 except for a few notable exceptions relevant to the Company including the Republic of Ireland, the United Kingdom, California and Texas where the open periods are one year longer. The Company received notice from Internal Revenue Service on November 7, 2017 that its federal consolidated tax return for the tax year ended January 31, 2016 has been selected for audit. At this time, the Company does not have reason to expect any material changes to its income tax liability resulting from the outcome of this audit.

NOTE 13 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Reconciliations of the number of weighted average basic shares outstanding to the number of weighted average diluted shares outstanding and the computations of basic and diluted earnings per share for the three and nine months ended October 31, 2017 and 2016 are as follows (shares in thousands):

	Three Months Ended October 31,
	2017	2016

Net income attributable to the stockholders of Argan, Inc.	$17,229	$18,073

Weighted average number of shares outstanding - basic	15,545	15,137
Effect of stock options (1)	248	464
Weighted average number of shares outstanding - diluted	15,793	15,601
Net income per share attributable to the stockholders of Argan, Inc.
Basic	$1.11	$1.19
Diluted	$1.09	$1.16

	Nine Months Ended October 31,
	2017	2016

Net income attributable to the stockholders of Argan, Inc.	$64,993	$49,977

Weighted average number of shares outstanding - basic	15,509	14,974
Effect of stock options (1)	287	516
Weighted average number of shares outstanding - diluted	15,796	15,490
Net income per share attributable to the stockholders of Argan, Inc.
Basic	$4.19	$3.34
Diluted	$4.11	$3.23

(1)         Antidilutive shares excluded from the diluted computations were 155,000 for the three and nine months ended October 31, 2017. The comparable numbers for the prior year were not material.

NOTE 14 — CONCENTRATIONS OF REVENUES AND ACCOUNTS RECEIVABLE

During the three and nine months ended October 31, 2017 and 2016, the majority of the Company’s consolidated revenues related to performance by the power industry services segment which provided 91% and 86% of consolidated revenues for the three months ended October 31, 2017 and 2016, respectively, and 92% and 86% of consolidated revenues for the nine months ended October 31, 2017 and 2016, respectively.

The Company’s significant customer relationships for the three months ended October 31, 2017 included three power industry service customers which accounted for approximately 36%, 24% and 13% of consolidated revenues, respectively. The Company’s significant customer relationships for the three months ended October 31, 2016 included four customers which accounted for approximately 21%, 19%, 18% and 15% of consolidated revenues, respectively.

The Company’s significant customer relationships for the nine months ended October 31, 2017 included four power industry service customers which accounted for approximately 29%, 27%, 16% and 14% of consolidated revenues, respectively. The Company’s significant customer relationships for the nine months ended October 31, 2016 included five customers which accounted for approximately 17%, 16%, 16%, 14% and 14% of consolidated revenues, respectively.

Accounts receivable balances from four major customers as of October 31, 2017 represented 22%, 22%, 16% and 15% of the corresponding condensed consolidated balance as of October 31, 2017, and accounts receivable balances from four major customers represented 18%, 17%, 17% and 11% of the corresponding consolidated balance as of January 31, 2017.

NOTE 15 — SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s reportable segments, power industry services, industrial fabrication and field services, and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment. The intersegment revenues of our operations, and the related cost of revenues, are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and nine months ended October 31, 2017, intersegment revenues totaled approximately $0.2 million and $1.8 million, respectively. For the three and nine months ended October 31, 2016, intersegment revenues were insignificant. Intersegment revenues for the aforementioned periods related to services provided by our industrial fabrication and field services segment to our power industry services segment.

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the three and nine months ended October 31, 2017 and 2016. The “Other” column in each summary includes the Company’s corporate and unallocated expenses.

Three Months Ended October 31, 2017	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$212,493	$16,574	$3,878	$—	$232,945
Cost of revenues	178,472	13,797	2,958	—	195,227
Gross profit	34,021	2,777	920	—	37,718
Selling, general and administrative expenses	5,464	1,638	452	2,565	10,119
Income (loss) from operations	28,557	1,139	468	(2,565)	27,599
Other income, net	1,623	—	—	69	1,692
Income (loss) before income taxes	$30,180	$1,139	$468	$(2,496)	29,291
Income tax expense					12,062
Net income					$17,229

Amortization of purchased intangible assets	$87	$171	$—	$—	$258
Depreciation	226	425	71	4	726
Property, plant and equipment additions	476	463	265	—	1,204

Current assets	$488,122	$17,549	$4,008	$74,116	$583,795
Current liabilities	280,538	9,546	1,525	707	292,316
Goodwill	20,548	14,365	—	—	34,913
Total assets	515,783	46,854	5,242	74,422	642,301

Three Months Ended October 31, 2016	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$151,094	$21,550	$2,800	$—	$175,444
Cost of revenues	118,407	18,386	2,073	—	138,866
Gross profit	32,687	3,164	727	—	36,578
Selling, general and administrative expenses	6,391	1,410	316	1,731	9,848
Income (loss) from operations	26,296	1,754	411	(1,731)	26,730
Other income, net	654	—	—	36	690
Income (loss) before income taxes	$26,950	$1,754	$411	$(1,695)	27,420
Income tax expense					8,194
Net income					$19,226

Amortization of purchased intangible assets	$135	$97	$—	$—	$232
Depreciation	169	302	51	3	525
Property, plant and equipment additions	101	481	286	—	868

Current assets	$410,143	$19,269	$2,649	$67,909	$499,970
Current liabilities	275,052	13,336	1,006	1,139	290,533
Goodwill	20,548	14,365	—	—	34,913
Total assets	435,208	50,363	3,297	69,975	558,843

Nine Months Ended October 31, 2017	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$662,131	$50,203	$10,903	$—	$723,237
Cost of revenues	540,986	44,634	8,396	—	594,016
Gross profit	121,145	5,569	2,507	—	129,221
Selling, general and administrative expenses	16,804	5,041	1,163	7,400	30,408
Income (loss) from operations	104,341	528	1,344	(7,400)	98,813
Other income, net	4,043	—	—	178	4,221
Income (loss) before income taxes	$108,384	$528	$1,344	$(7,222)	103,034
Income tax expense					37,738
Net income					$65,296

Amortization of purchased intangible assets	$262	$514	$—	$—	$776
Depreciation	580	1,144	202	10	1,936
Property, plant and equipment additions	691	2,800	513	2	4,006

Nine Months Ended October 31, 2016	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$402,615	$59,287	$6,385	$—	$468,287
Cost of revenues	302,140	52,491	4,764	—	359,395
Gross profit	100,475	6,796	1,621	—	108,892
Selling, general and administrative expenses	13,688	4,532	944	5,265	24,429
Impairment loss	1,979	—	—	—	1,979
Income (loss) from operations	84,808	2,264	677	(5,265)	82,484
Other income, net	1,192	—	—	91	1,283
Income (loss) before income taxes	$86,000	$2,264	$677	$(5,174)	83,767
Income tax expense					27,122
Net income					$56,645

Amortization of purchased intangible assets	$385	$367	$—	$—	$752
Depreciation	459	841	135	9	1,444
Property, plant and equipment additions	944	1,082	453	2	2,481

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2017, and the results of their operations for the three and nine months ended October 31, 2017 and 2016, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2017 that was filed with the SEC on April 11, 2017.

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

At the holding company level, we intend to make additional acquisitions of and/or investments in companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that acquired companies will be held in separate subsidiaries that will be operated in a manner that best provides cash flows and value for our stockholders.

Overview

Highlights for the current year include the following:

•                 Current year-to-date results for revenues, gross profit, income before income taxes and net income attributable to our stockholders for the nine months ended October 31, 2017 are strong as they increased by 54%, 19%, 23% and 30%, respectively, from the corresponding amounts in the prior year period. The gross profit percentage was 17.9% for the current year-to-date period.

•                 EBITDA(1) attributable to the stockholders of Argan increased 33% to $105.4 million for the nine months ended October 31, 2017 as compared to $79.3 million for the corresponding prior year period.

•                 Our international subsidiary, APC, has begun to capitalize on the opportunities foreseen when we acquired this business in 2015. During the current year, it has been awarded two large construction-type contracts related to power plants in the United Kingdom with a combined contract value in excess of $109 million.

•                 During the third quarter, we declared and paid a regular cash dividend of $1.00 per share to our stockholders. In addition, we announced our intent to declare and pay a regular quarterly cash dividend of $0.25 per share, starting in the first quarter ending April 30, 2018.

•                 Our tangible net worth(2) increased 23% to $305.9 million as of October 31, 2017 from $248.5 million as of January 31, 2017.

•                 Our liquidity, or working capital(3), increased 23% to $291.5 million as of October 31, 2017 from $237.2 million as of January 31, 2017.

(1)     EBITDA, or earnings before interest, taxes, depreciation and amortization, is a measure not recognized under US GAAP.

(2)     We define tangible net worth as our total stockholders’ equity less goodwill and other intangible assets, net.

(3)     We define working capital as our total current assets less our total current liabilities.

Our revenues for the three months ended October 31, 2017 increased by 33% to $232.9 million from $175.4 million for the three months ended October 31, 2016, providing EBITDA attributable to our stockholders for the current quarter of $30.3 million, or 13% of corresponding revenues. Gross profits for the three months ended October 31, 2017 increased by 3% to $37.7 million from $36.6 million for the three months ended October 31, 2016. However, our gross profit percentage declined to 16.2% from 20.8% as we increased our estimated costs to complete certain EPC projects due to, primarily, increased labor and subcontractor costs. The corresponding reduction in the amount of forecasted gross margins had an unfavorable effect on gross profit for the current quarter which caused, in part, our consolidated gross profit percentage to decrease to 17.9% for the nine months ended October 31, 2017 from 23.3% for the nine-month period ended October 31, 2016.

As explained below, the decline in the amount of income attributable to our joint venture partner and unfavorable discrete items for the current quarter caused our effective income tax rates to increase for current year periods compared with the corresponding periods last year. Income tax expense for the three months ended October 31, 2017 was $12.1 million, or 41.0% of income before income taxes. As a result, income tax expense for the nine months ended October 31, 2017 was pushed upwards to $37.7 million, or 36.6% of the corresponding amount of income before income taxes. Last year, the income tax rates for the comparable periods were 29.9% and 32.4%, respectively.

A decrease in gross profit percentage and an increase in income taxes, partially offset by increased revenues, were the primary causes of the decline in net income attributable to our stockholders to $17.2 million, or $1.09 per diluted share, for the three months ended October 31, 2017 from $18.1 million, or $1.16 per diluted share, for the three months ended October 31, 2016, a reduction of 4.7%.

Execution on Contract Backlog

At October 31, 2017, our contract backlog was $509 million. The following table summarizes our large power plant projects:

Current Project	Location	Facility Size	FNTP Received(1)	Scheduled Completion
Caithness Moxie Freedom Generating Station	Pennsylvania	1,040 MW	November 2015	2018
CPV Towantic Energy Center	Connecticut	785 MW	March 2016	2018
NTE Middletown Energy Center	Ohio	475 MW	October 2015	2018
NTE Kings Mountain Energy Center	North Carolina	475 MW	March 2016	2018
Exelon West Medway II Facility	Massachusetts	200 MW	April 2017	2018
TeesREP Biomass Power Station	Teesside (England)	299 MW	May 2017	2019
InterGen Spalding OCGT Expansion Project	Spalding (England)	298 MW	November 2017	2019

(1)         Full Notice to Proceed (“FNTP”) represents the formal notice provided by the customer instructing us to commence the activities covered by the corresponding contract.

Contract backlog represents the total value of projects awarded less the amounts of revenues recognized to date on those contracts at a specific point in time. We believe contract backlog is an indicator of future revenues and earnings potential. Although contract backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce contract backlog and our expected future revenues. Despite the new awards to APC that are identified above, the total value of our contract backlog has declined by half during the current year which substantially reflects the amounts of revenues earned by GPS due to its performance on the first four projects identified above. New opportunities have been pursued and negotiations continue for several projects.

The first four projects identified in the chart above, all EPC contracts, were the most significant drivers of our financial results for the three and nine months ended October 31, 2017, which together represented approximately 82% and 87% of our consolidated revenues for the three and nine months ended October 31, 2017, respectively. Revenues for each of these projects will decline over the next several quarters as they progress beyond peak construction in their project life-cycles. In August 2017, the project owner provided us with the necessary authorization under the turnkey EPC contract to start construction of a dual-fuel, simple cycle power plant in Medway, Massachusetts. The new facility will feature two 100 MW combustion turbine generators with state-of-the-art noise mitigating improvements.

In May 2017, APC announced that it has received from Técnicas Reunidas, S.A. (“TR”) a contract for the erection of a biomass boiler, a critical component of a new power plant being constructed in Teesside, which is near the northeast coast of England. Work began this summer with completion scheduled in 2019. TR is a Spain-based global general contractor. In addition, in October 2017, APC was awarded a contract to perform certain engineering, procurement and construction services for InterGen, a company that develops, constructs and operates power projects around the world. The Spalding Energy Expansion plan includes APC’s project for the expansion of the existing gas-fired power station in Spalding (located in the East Midlands region of England) with an open cycle gas turbine unit with a planned capacity of 298 MW. Substantial completion for this project is also scheduled for 2019.

Despite these positive developments, we believe that the uncertainty surrounding the level of regulatory support for coal as part of the energy mix, the increase in the amount of power generating capacity provided by renewable energy assets and the improvements in renewable energy storage solutions may be impacting the planning and initiation phases for the construction of new natural gas-fired power plants which continue to be delayed by project owners. Other unfavorable factors may include the potential for future volatility in natural gas prices that appears to be giving a short-term boost to coal-fired power generation and disappointing energy auctions during the current year for new power generating assets.

In the current year, we have also seen approval delays and public opposition to new oil and gas pipelines develop as hurdles for gas-fired power plant developers. Interstate pipelines require the approval of the Federal Energy Regulatory Commission (“FERC”), whose members require a quorum to act. The lack of a quorum for a period of six months earlier this year left FERC unable to provide approval decisions on major energy projects. New members have been appointed and approved, but progress in reducing the number of pending decisions has been slow. In addition, a continued increase in environmental activism has garnered media attention and public skepticism about new pipelines resulting in project delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to potentially new gas-fired power plant sites thereby increasing the risk of power plant project delays or cancellations.

Possible Impairment Loss

TRC’s management recently completed a reforecasting of its future financial results which provides essential data for the required annual goodwill assessment of TRC as of November 1, 2017. The new forecast presents a less favorable outlook for TRC, which represents our Industrial Fabrication and Field Services reportable business segment, than in the past. With this new information and using preliminary valuation analyses including discounted net after tax cash flow estimates, management determined that the goodwill associated with this business may be impaired. Based on this currently available data, management estimates that the amount of possible loss ranges from an immaterial amount to $5.5 million, with the estimated federal income tax rate representing the most significant variable. Depending on the completion of the goodwill assessment including the resolution of this uncertainty, we may be required to record an impairment loss related to the goodwill of TRC in the fourth quarter of the current year up to an amount of $5.5 million. However, the completion of the full valuation of the business of TRC could materially change this outcome.

Outlook

Transition from Coal to Natural Gas Will Take Time

The U.S. Energy Information Administration (the “EIA”) expects the share of total utility-scale electricity generation in the United States from natural gas will fall from an average of 34% in 2016 to about 31% in 2017 as a result of higher natural gas prices and increased generation from renewables and coal. Coal’s generation share is forecast to rise from 30% last year to 31% in 2017. This reversal of the relative electricity generation share position for coal and natural gas is forecast to be short lived. The projected annual generation shares for natural gas and coal in 2018 are predicted to be 32% and 31%, respectively. In 2016, natural gas overtook coal as the leading source of power generation in the United States. Electricity generation from renewable energy sources other than hydropower is predicted to grow from 8% in 2016 to about 9% in 2017 and 10% in 2018. Generation from nuclear energy accounts for almost 20% of total generation in each year from 2016 through 2018.

The Demand for Electrical Power Remains Modest

Government forecasts project an annual increase in power generation of less than 1% per year for the next 25 years. However, our industry sector has not fully recovered from the recessionary decline in the demand for power in the United States. For both calendar years 2016 and 2015, the total amount of electricity generated in the United States was approximately 98% of the peak power generation level of 2007. Total electric power generation from all sources has decreased slightly during three of the last five years, with only a slight increase in 2016. For 2017, EIA forecasts that total generation will decline again by approximately 1.5%, before increasing by 1.7% in 2018.

Natural Gas-Fired Power Positioned to Fill the Gap

Since the year 2000, more than 53 GW of coal-fired capacity has been retired; most of the retired plants were older, smaller, less efficient coal-fired power plants. However, announcements by electric utilities of the retirement of coal-fired power plants continue, citing the availability of cheap natural gas, existing environmental regulations and the significant costs of refurbishment and relicensing. Almost 5 GW of nuclear capacity has been retired over the last four to five years. The future of new nuclear power plant construction has been further clouded with the bankruptcy of Westinghouse, one of the few major nuclear providers of fuel, services, technology, plant design and equipment, and the decisions by several utilities to either abandon construction or development of nuclear projects, leaving just one site under construction today (the Vogtle plant units 3 and 4) in the United States. The retirements of coal and nuclear plants typically result in the need for new capacity, and new natural gas-fired plants are relatively cheaper to build than coal, nuclear, or renewable plants, they are substantially more environmentally friendly than conventional coal-fired power plants, and they represent the most economical way to meet base loads and peak demands. Relatively clean burning, cost-effective and reliable, the benefits of natural gas as a source of power generation are undeniable. As the use of coal declines, the use of nuclear energy stalls, the integration of increasing amounts of wind and solar power into energy grids continues, power providers should continue to value gas-fired electricity generation, especially when needed to support intermittent renewable energy supplies.

Current projections of future power generation assume the sustained increase in domestic natural gas production, which should lead to stable natural gas prices continuing into the future including the near term. The availability of competitively priced natural gas, the significant increases in the efficiency of combined cycle power plants, the existence of certain programs encouraging renewable fuel use, and the implementation of a series of environmental rules, primarily directed toward the reductions of air pollution and the emissions of greenhouse gases, should further reduce future coal use and continue to increase the shares of the power generation mix represented by natural gas-fired power plants, wind farms and solar fields. Even without the implementation of the Clean Power Plan, natural gas and renewable energy sources are still predicted to be the top choices for new electricity generation plants in the future primarily due to low natural gas prices.

We continue to believe that the future prospects for natural gas-fired power plant construction are favorable as natural gas has generally become the primary source for power generation in our country. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to the boom in natural gas supply. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions. As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Demands for electricity, the ample supply of natural gas, and the continuing retirement of inefficient and old coal and nuclear energy plants, should result in natural gas-fired and renewable energy plants representing the substantial majority of new power generation additions in the future and an increased share of the power generation mix.

In summary, the development of natural gas-fired and renewable power generation facilities in the United States should continue to provide construction opportunities for us, although the pace of new opportunities emerging may decrease in the near term. We are encouraged by the results of the business development activities conducted by APC since its acquisition by us that have lead to new power industry construction contracts outside of this country.

We Are Positioned to Succeed

We have been successful in the completion of our EPC and other projects. Our four largest EPC projects continue to progress beyond the peak construction phases of their project life-cycles and toward completion. Consequently, the level of revenues associated with each one will continue to decline. While we are disappointed that we have not added a new major EPC contract to our backlog so far this year due, in part, to the intensely competitive business environment, we are committed to the rational pursuit of new construction projects and the future growth of our revenues. This may result in our decision to make investments in the development of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC contract to us. With a growing reputation as an accomplished and cost-effective provider of EPC contracting services and with the proven ability to deliver completed power facilities, particularly combined cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets where we expect investments to be made based on forecasts of electricity demand covering decades into the future.  We believe that our expectations are valid and that our future plans continue to be based on reasonable assumptions. Our performance on current projects should provide a stable base of business activity through the next fiscal year as we pursue new opportunities that should continue to emerge for all of our businesses.

Possible Changes to the United States Income Tax Code (the “US Tax Code”)

The United States Congress is considering sweeping revisions to the US Tax Code which would, among other changes, reduce the corporate income tax rate to as low as 20% from 35%, change international business tax rules and temporarily lower individual taxes. A final, reconciled bill would require passage by both the House and Senate before it would be presented to the President for signature. The outcome of this legislation is unknown, and the final impacts of it on our business have not been determined, although we would expect them to be favorable.

Comparison of the Results of Operations for the Three Months Ended October 31, 2017 and 2016

We reported net income attributable to our stockholders of $17.2 million, or $1.09 per diluted share, for the three months ended October 31, 2017. For the three months ended October 31, 2016, we reported a comparable net income amount of $18.1 million, or $1.16 per diluted share. The following schedule compares our operating results for the three months ended October 31, 2017 and 2016 (dollars in thousands).

	Three Months Ended October 31,
	2017	2016	$ Change	% Change
REVENUES
Power industry services	$212,493	$151,094	$61,399	40.6%
Industrial fabrication and field services	16,574	21,550	(4,976)	(23.1)
Telecommunications infrastructure services	3,878	2,800	1,078	38.5
Revenues	232,945	175,444	57,501	32.8
COST OF REVENUES
Power industry services	178,472	118,407	60,065	50.7
Industrial fabrication and field services	13,797	18,386	(4,589)	(25.0)
Telecommunications infrastructure services	2,958	2,073	885	42.7
Cost of revenues	195,227	138,866	56,361	40.6
GROSS PROFIT	37,718	36,578	1,140	3.1
Selling, general and administrative expenses	10,119	9,848	271	2.8
INCOME FROM OPERATIONS	27,599	26,730	869	3.3
Other income, net	1,692	690	1,002	145.2
INCOME BEFORE INCOME TAXES	29,291	27,420	1,871	6.8
Income tax expense	12,062	8,194	3,868	47.2
NET INCOME	17,229	19,226	(1,997)	(10.4)
Net income attributable to non-controlling interests	—	1,153	(1,153)	(100.0)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$17,229	$18,073	$(844)	(4.7)%

Revenues

Power Industry Services

The revenues of the power industry services business increased by 41%, or $61.4 million, to $212.5 million for the three months ended October 31, 2017 compared with revenues of $151.1 million for the three months ended October 31, 2016. The revenues of this business represented approximately 91% of consolidated revenues for the current quarter, and approximately 86% of consolidated revenues for the prior year quarter. The current quarter increase in revenues for the power industry services segment primarily reflected the peak and post-peak construction activities of four EPC projects, which together represented approximately 82% of consolidated revenues for the current quarter. The percent-complete for these four projects ranged from 76% to 87% as of October 31, 2017. As these projects continue to progress beyond peak construction in their life-cycles, the level of quarterly revenues associated with each project will continue to decline. All four jobs are currently scheduled to be completed during the fiscal year ending January 31, 2019.

Last year, the combined revenues associated with these four natural gas-fired power plant projects, which were all in earlier phases of construction, represented approximately 73% of consolidated revenues for the third quarter. Additionally, construction activity related to two other natural gas-fired power plant projects that were completed last year represented 9% of consolidated revenues for the three months ended October 31, 2016.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business (representing the business of TRC) decreased by 23%, or $5.0 million, to $16.6 million for the three months ended October 31, 2017 compared with revenues of $21.6 million for the three months ended October 31, 2016. The largest portion of TRC’s revenues continue to be provided by industrial field services, which included $7.3 million in revenue from a large mining company in the prior year period.  TRC’s major customers include some of North America’s largest forest products companies and fertilizer producers.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) increased by approximately 39%, or $1.1 million, to $3.9 million for the three months ended October 31, 2017 compared with revenues of $2.8 million for the three months ended October 31, 2016, as SMC has been successful in increasing the revenues related to both outside premises and inside premises projects.

Cost of Revenues

Due primarily to the substantial increase in consolidated revenues for the three months ended October 31, 2017 compared with last year’s third quarter, the corresponding consolidated cost of revenues also increased. These costs were $195.2 million and $138.9 million for the three months ended October 31, 2017 and 2016, respectively. Gross profit amounts for the three months ended October 31, 2017 and 2016 were $37.7 million and $36.6 million, respectively. Our overall gross profit percentage of 16.2% of consolidated revenues was lower in the current quarter compared to a percentage of 20.8% for the prior year quarter, which reflected the favorable achievement of contractual final completion of two natural gas-fired power plant projects last year. These achievements eliminated a number of significant risks and the related estimated costs associated with them, resulting in increased gross margins.

The current quarter gross profit percentage reflected continued execution on the peak and post-peak construction activities of four natural gas-fired power plant projects of GPS. However, while all of these projects are progressing, certain of the natural gas-fired power plant projects have experienced increased labor and subcontractor costs to amounts greater than originally estimated. The increase in forecasted costs to complete these contracts and the corresponding reductions in the amount of forecasted gross margins resulted in a reduction to consolidated gross profit being realized in the current quarter. The aggregate gross profit percentage of the combined revenues of TRC, APC and SMC increased between the periods.

Selling, General and Administrative Expenses

These costs for the three months ended October 31, 2017 and 2016 represented approximately 4.3% and 5.6% of consolidated revenues for the corresponding periods, respectively. In general, the increase in costs is reflective of a larger organization necessary to support increased operations and to expand into new markets.

Income Tax Expense

For the quarter ended October 31, 2017, we recorded income tax expense of $12.1 million reflecting an estimated annual effective income tax rate of approximately 36.7% (before the tax effect of discrete items for the current quarter), or $10.8 million, the catch-up effect in the current quarter of increasing the estimated rate from 36.2%, or $0.4 million, and the unfavorable effect of discrete adjustments to the income tax provision for the current quarter in the net amount of $0.9 million. The estimated annual income tax rate is higher than the federal income tax rate of 35% due primarily to the estimated unfavorable effect of state income taxes, offset partially by the domestic production activities deduction.

For the three months ended October 31, 2016, we recorded income tax expense of $8.2 million reflecting an annual effective income tax rate (before the tax effect of discrete items for the prior quarter) estimated at the time to be approximately 35.2%. The estimated unfavorable effect of state income taxes were substantially offset by the favorable effects of the estimated amounts of permanent differences. Income tax expense for the third quarter last year also reflected the treatment of the excess income tax benefits associated with the large number of stock options exercised during the quarter as discrete items which reduced income tax expense by $2.0 million.

The current year estimated annual effective income tax rate is higher than the prior year estimated annual rate primarily due to a slight increase in the effective state tax rate as well as the significant decrease in the income tax impact of our joint ventures. As the construction joint ventures that are discussed below are treated as partnerships for income tax reporting purposes, we report only our share of the taxable income of the entities. For financial reporting purposes, the excluded income amounts attributable to the joint venture partner are treated as permanent differences between income before income taxes and taxable income resulting in a favorable effect on our effective income tax rate. The net income attributable to non-controlling interests (the joint venture partner) last year was significant.

Net Income Attributable to Non-controlling Interests

As discussed in Note 3 to the accompanying condensed consolidated financial statements, we entered separate construction joint ventures related to two power plant construction projects. Because we have financial control, the joint ventures are included in our condensed consolidated financial statements. Our joint venture partner’s share of the earnings is reflected in the line item captioned net income attributable to non-controlling interests included in the accompanying statements of earnings for the three months ended October 31, 2016 in the amount of $1.2 million. There were no amounts of net income attributable to non-controlling interest for the current quarter. The reduction in the amount between quarters primarily reflects the contractual completion of the projects last year, with the provision of warranty services being the primary remaining obligations of the joint ventures.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2017 and 2016

We reported net income attributable to our stockholders of $65.0 million, or $4.11 per diluted share, for the nine months ended October 31, 2017. For the nine months ended October 31, 2016, we reported a comparable net income amount of $50.0 million, or $3.23 per diluted share.

The following schedule compares our operating results for the nine months ended October 31, 2017 and 2016 (dollars in thousands).

	Nine Months Ended October 31,
	2017	2016	$ Change	% Change
REVENUES
Power industry services	$662,131	$402,615	$259,516	64.5%
Industrial fabrication and field services	50,203	59,287	(9,084)	(15.3)
Telecommunications infrastructure services	10,903	6,385	4,518	70.8
Revenues	723,237	468,287	254,950	54.4
COST OF REVENUES
Power industry services	540,986	302,140	238,846	79.1
Industrial fabrication and field services	44,634	52,491	(7,857)	(15.0)
Telecommunications infrastructure services	8,396	4,764	3,632	76.2
Cost of revenues	594,016	359,395	234,621	65.3
GROSS PROFIT	129,221	108,892	20,329	18.7
Selling, general and administrative expenses	30,408	24,429	5,979	24.5
Impairment loss	—	1,979	(1,979)	(100.0)
INCOME FROM OPERATIONS	98,813	82,484	16,329	19.8
Other income, net	4,221	1,283	2,938	229.0
INCOME BEFORE INCOME TAXES	103,034	83,767	19,267	23.0
Income tax expense	37,738	27,122	10,616	39.1
NET INCOME	65,296	56,645	8,651	15.3
Net income attributable to non-controlling interests	303	6,668	(6,365)	(95.5)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$64,993	$49,977	$15,016	30.0%

Revenues

Power Industry Services

The revenues of the power industry services business increased by 65%, or $259.5 million, to $662.1 million for the nine months ended October 31, 2017 compared with revenues of $402.6 million for the nine months ended October 31, 2016. The revenues of this business represented approximately 92% of consolidated revenues for the current nine-month period, and approximately 86% of consolidated revenues for the corresponding prior year period. The increase in revenues for the power industry services segment primarily reflected the ramped-up, peak and post-peak construction activities of four natural gas-fired power plant construction projects, which represented approximately 87% of consolidated revenues for the current nine-month period. Last year, the combined revenues associated with these four projects, which were all in their earlier phases, represented approximately 62% of consolidated revenues for the nine months ended October 31, 2016. Construction activity related to two other natural-gas fired power plant projects that were completed last year represented 20% of consolidated revenues for the nine months ended October 31, 2016.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services segment decreased by 15%, or $9.1 million, to $50.2 million for the nine months ended October 31, 2017 compared with revenues of $59.3 million for the nine months ended October 31, 2016. The largest portion of TRC’s revenues were provided by industrial field services. The decrease in revenues is primarily attributable to revenues included in the prior year period associated with large loss projects with former customers that were in-process on the date of our acquisition of TRC and which were primarily completed during the nine months ended October 31, 2016.

Telecommunications Infrastructure Services

The revenues of this business segment increased by approximately 71%, or $4.5 million, to $10.9 million for the nine months ended October 31, 2017 compared with revenues of $6.4 million for the nine months ended October 31, 2016, as SMC has been successful in increasing the revenues related to both outside premises, including $4.7 million related to a fiber-to-the-home project for a municipal customer, and inside premises projects.

Cost of Revenues

Due primarily to the substantial increase in consolidated revenues for the nine months ended October 31, 2017 compared with last year’s comparable period, the corresponding consolidated cost of revenues also increased. These costs were $594.0 million and $359.4 million for the nine months ended October 31, 2017 and 2016, respectively. Gross profit amounts for the corresponding nine-month periods were $129.2 million and $108.9 million, respectively. Our overall gross profit percentage of 17.9% of consolidated revenues was lower in the current period compared to a percentage of 23.3% for the prior year nine-month period, which primarily reflected the favorable achievement of the contractual final completion of two power plant projects as identified above. Current period gross profit percentages substantially reflected continued execution of construction activities on four EPC natural gas-fired power plant projects of GPS and the gross margin reduction realized in the current quarter that is discussed above. The aggregate gross profit percentage of the combined revenues of TRC, APC and SMC increased between the periods.

Selling, General and Administrative Expenses

These costs were $30.4 million and $24.4 million for the nine months ended October 31, 2017 and 2016, respectively, representing approximately 4.2% and 5.2% of consolidated revenues for the corresponding periods, respectively. Approximately $3.8 million of the increase between the periods was due to an overall increase in incentive compensation costs and salary expense. In addition, stock option compensation expense for the nine months ended October 31, 2017 increased by approximately $1.8 million between the periods, driven primarily by the increased market price of our common stock.

Impairment Loss

Last year, the revenues of APC declined and it reported operating losses. In July 2016, work was suspended on APC’s largest project at the time, which represented over 90% of APC’s contract backlog. Additionally, APC’s primary market is in the United Kingdom, which voted to leave the European Union on June 23, 2016 (“Brexit”). The resulting pound sterling drop, financial market uncertainty and recessionary pressures were thought to likely impact the availability of financing for future power plant developments. Given these circumstances at the time, analyses were performed mid-year in order to determine whether an impairment loss related to goodwill had been incurred. Using income and market approaches, the assessment analysis indicated that the carrying value of the business exceeded its fair value. As a result, APC recorded an impairment loss during the nine months ended October 31, 2016 of approximately $2.0 million.

Income Tax Expense

For the nine months ended October 31, 2017, we recorded income tax expense of $37.7 million reflecting the estimated annual effective income tax rate of approximately 36.7% (before the income tax effect of discrete items for the current period) that is identified above. The net favorable effect of discrete items on income tax expense for the nine months ended October 31, 2017 was not significant.

For the nine months ended October 31, 2016, we recorded income tax expense of $27.1 million reflecting an estimated annual effective income tax rate of approximately 35.2%. In addition, the net effect of discrete items last year reduced income tax expense by $2.4 million for the period primarily due to the treatment of the excess income tax benefits associated with the large number of stock options exercised during the period as discrete items.

Net Income Attributable to Non-controlling Interests

Our joint venture partner’s share amounts of the earnings of the construction joint ventures were $0.3 million and $6.7 million, respectively. The reduction in the amount between periods primarily reflected the contractual completion of the projects last year. Current year activity relates to changes in estimated costs to fulfill warranty obligations.

Liquidity and Capital Resources as of October 31, 2017

As of October 31, 2017 and January 31, 2017, our balances of cash and cash equivalents were $149.7 million and $167.2 million, respectively. During this same period, our working capital increased by $54.3 million to $291.5 million as of October 31, 2017 from $237.2 million as of January 31, 2017.

The net amount of cash used by operating activities for the nine months ended October 31, 2017 was $22.7 million.  Even though net income for the period, including the favorable adjustments related to non-cash expense items, provided cash in the total amount of $71.7 million, cash use exceeded this amount primarily due to our four major EPC projects.  Because these projects are well past the peak of their respective milestone billing schedules, we experienced net decreases during the period in the amounts of billings on current projects in excess of corresponding costs and estimated earnings, which represented a use of cash in the amount of $69.4 million. In general, we expect this unfavorable cash-flow trend to continue until the projects are completed and new EPC projects are added to the backlog. Primarily due to increasing project owner retainage amounts on current construction contracts, accounts receivable increased during the nine months ended October 31, 2017, which represented a use of cash in the amount of $31.5 million. On the other hand, we experienced a net increase during the period in the amounts of accounts payable and accrued expenses, which represented a source of cash in the amount of $5.6 million.

Our primary source of this cash during the nine months ended October 31, 2017 was the net maturity of CDs in the amount of $22.5 million. In addition, the exercise of options to purchase 90,500 shares of our common stock provided us with cash proceeds in the approximate amount of $2.8 million.  Non-operating activity cash uses included the declaration and payment of a cash dividend of $15.5 million during the current period, and we also used cash as our consolidated joint ventures made distributions to our joint venture partner in the total amount of $1.2 million. Our operating subsidiaries used cash during the current period in the amount of $4.0 million for capital expenditures.

During the nine months ended October 31, 2016, our combined balance of cash and cash equivalents increased by $9.9 million to $170.8 million as of October 31, 2016 from a balance of $160.9 million as of January 31, 2016. During this same period, our working capital increased by $46.5 million to $209.4 million as of October 31, 2016 from $162.9 million as of January 31, 2016. Net income for the nine months ended October 31, 2016, including the favorable adjustments related to noncash expense items, provided cash in the total amount of $60.8 million. In addition, we experienced a net decrease of $21.3 million in accounts receivable during the period primarily due to the receipt of retainages on two other natural gas-fired power plant projects as we achieved final completion during the prior year period. We had a net increase of $54.6 million in the amount of billings on current projects that temporarily exceeded the corresponding amounts of costs and estimated earnings, which primarily reflected the early-stage activities of GPS on its four significant EPC contracts which were new at that time. Our net accounts payable and accrued expenses were also impacted with increased early-stage activities related to several of our subcontractors and suppliers, increasing this balance by $50.1 million during the nine months ended October 31, 2016.  Primarily due to these factors, the net amount of cash provided by operating activities for the nine-month period ended October 31, 2016 was $185.3 million. The exercise of stock options during the prior year nine-month period provided us with cash proceeds in the amount of $11.0 million.

Our primary use of this cash during the nine months ended October 31, 2016 was the net purchase of CDs in the amount of $161.0 million. Other non-operating activity cash uses during the prior year period included the declaration and payment of a cash dividend of $15.3 million and the distribution of cash to our joint venture partner in the total amount of $7.5 million. Our operating subsidiaries used cash during the prior year period in the amount of $2.5 million for capital expenditures.

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

•                  add an accordion feature which allows for an additional commitment amount of $10 million, subject to certain conditions; and

•                  extend the maturity date three years from May 31, 2018 to May 31, 2021, which effectively provided a four-year credit commitment.

As with the predecessor agreement, we have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank will continue to require that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of October 31, 2017 and January 31, 2017, we were compliant with the financial covenants of the Credit Agreement and predecessor agreement, respectively.

We may use the borrowing ability to cover other credit issued by the Bank for our use in the ordinary course of business. As of October 31, 2017, we had approximately $14.9 million of credit outstanding under the Credit Agreement although we had no outstanding borrowings.

At October 31, 2017, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by United States Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Republic of Ireland and insignificant bank accounts in other countries in support of the operations of APC.

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

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

We believe that EBITDA is a meaningful presentation that is widely used by investors and analysts as a measure of performance. It enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions.

The following tables present the determinations of EBITDA for the three and nine months ended October 31, 2017 and 2016, respectively (amounts in thousands).

	Three Months Ended October 31,
	2017	2016
Net income, as reported	$17,229	$19,226
Income tax expense	12,062	8,194
Depreciation	726	525
Amortization of purchased intangible assets	258	232
EBITDA	30,275	28,177
Less EBITDA attributable to non-controlling interests	—	1,153
EBITDA attributable to the stockholders of Argan, Inc.	$30,275	$27,024

	Nine Months Ended October 31,
	2017	2016
Net income, as reported	$65,296	$56,645
Income tax expense	37,738	27,122
Depreciation	1,936	1,444
Amortization of purchased intangible assets	776	752
EBITDA	105,746	85,963
Less EBITDA attributable to non-controlling interests	303	6,668
EBITDA attributable to the stockholders of Argan, Inc.	$105,443	$79,295

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows (used in) provided by operating activities that are presented in our condensed consolidated statements of cash flows for the nine months ended October 31, 2017 and 2016 (amounts in thousands).

	Nine Months Ended October 31,
	2017	2016
EBITDA	$105,746	$85,963
Current income tax expense	(37,263)	(28,815)
Impairment loss	—	1,979
Stock option compensation expense	3,573	1,774
Other noncash items	(317)	(119)
(Increase) decrease in accounts receivable	(31,453)	21,304
(Decrease) increase in billings in excess of costs and estimated earnings, net	(69,383)	54,558
Decrease (increase) in prepaid expenses and other assets	758	(1,432)
Increase in accounts payable and accrued expenses	5,600	50,099
Net cash (used in) provided by operating activities	$(22,739)	$185,311

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

Critical Accounting Policies

We consider the accounting policies related to revenue recognition on long-term construction contracts; the accounting for business combinations, the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting and the financial reporting associated with any significant legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in arriving at estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended January 31, 2017. During the nine-month period ended October 31, 2017, there have been no material changes in the way we apply the critical accounting policies described therein.

Recently Issued Accounting Pronouncements

Note 2 to the accompanying condensed consolidated financial statements presents descriptions of pending accounting pronouncements issued by the FASB that are relevant to our future financial reporting. These include Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which was issued in May 2014 and which has been amended multiple times, ASU 2016-02, Leases, which was issued in February 2016 and ASU 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment. ASU 2014-09 represents an effort to create a new, principles-based revenue recognition framework for all companies that will be adopted by us on February 1, 2018. ASU 2016-02, which will be adopted by us on February 1, 2019, will require the recognition on the balance sheet of all operating leases with terms greater than one year.  ASU 2017-04 removes the second step in the goodwill impairment test, and we intend to use the new guidance, if applicable, for our annual testing as of November 1, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of October 31, 2017, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 8 to the accompanying condensed consolidated financial statements), which provides a revolving loan with a maximum borrowing amount of $50 million that is available until May 31, 2021 with interest at LIBOR plus 2.00%. As of October 31, 2017, our balance of short-term investments, which consisted entirely of CDs, was $333 million (excluding accrued interest) with a weighted average initial maturity term of 269 days. This exposes us to a certain amount of risk should interest rates suddenly rise. However, we believe that this risk is minimal, and mitigated somewhat by the manner in which we have scheduled the future maturity dates. As of October 31, 2017, the weighted average interest rate on our CDs was 1.36%.

The accompanying condensed consolidated financial statements are presented in US Dollars. The financial results reported by APC and included in our condensed consolidated financial statements are affected by foreign currency volatility. The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive loss. When the US Dollar depreciates against the Euro, the reported assets, liabilities, revenues, costs and earnings of APC, after translation into US Dollars, are greater than what they would have been had the value of the US Dollar appreciated against the Euro or if there had been no change in the exchange rate. During the nine-month period ended October 31, 2017, the US Dollar depreciated against the Euro. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation, and we generally do not utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We incurred a net foreign currency transaction loss for the nine months ended October 31, 2017 that was insignificant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of October 31, 2017. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

Included in Note 9 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q is a discussion of specific legal proceedings for the nine-month period ended October 31, 2017. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A.   RISK FACTORS

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2017.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   MINE SAFETY DISCLOSURES (not applicable to us)

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit No.	Title

Exhibit 10.1	Separation Agreement, dated as of November 7, 2017, by and between Daniel L. Martin and Gemma Power Systems, LLC, its subsidiaries and affiliate entities and its parent company, Argan, Inc.
Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934
Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350
Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350

Exhibit 101.INS#	XBRL Instance Document
Exhibit 101.SCH#	XBRL Schema Document
Exhibit 101.CAL#	XBRL Calculation Linkbase Document
Exhibit 101.LAB#	XBRL Labels Linkbase Document
Exhibit 101.PRE#	XBRL Presentation Linkbase Document
Exhibit 101.DEF#	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

December 6, 2017	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

December 6, 2017	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary