Form 10-K
period 2018-01-31
ARGAN INC
filed 2018-04-11
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2018

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one):

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

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $592,620,973 on July 31, 2017 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE as reported for that date.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 9, 2018: 15,567,719 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders to be held on June 21, 2018 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES

2018 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS.

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), Atlantic Projects Company Limited and affiliates (“APC”), The Roberts Company, Inc. (“TRC”) and Southern Maryland Cable, Inc. (“SMC”) (together referred to as the “Company,” “we,” “us,” or “our”). Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures, and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels, heat exchangers and piping systems. Through SMC, now conducting business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

Holding Company Structure

Argan was organized as a Delaware corporation in May 1961. We intend to make additional opportunistic acquisitions and/or investments by identifying companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that companies acquired in each of these industrial groups will be held in separate subsidiaries that will be operated in a manner that best provides cash flows for the Company and value for our stockholders. Argan is a holding company with no operations other than its continuing investments in GPS, APC, TRC and SMC.

Power Industry Services

Our power industry services are performed substantially by GPS which is a full service engineering, procurement and construction (“EPC”) contractor with the proven abilities of designing, building and commissioning large-scale energy projects in the United States. During this past year, it celebrated the 20th anniversary of its founding. The extensive design, construction, project management, start-up and operating experience of GPS has grown with installed and under-contract capacity for nearly 15,000 MW of mostly domestic power-generating capacity including 65 gas turbines comprising 44 projects. Our power projects have included base-load combined-cycle facilities, simple-cycle peaking plants and boiler plant construction and renovation efforts. We also have experience in the renewable energy industry by providing EPC contracting and other services to the owners of alternative energy facilities, including biomass plants, wind farms and solar fields. Typically, the scope of work for GPS includes complete plant engineering and design, the procurement of equipment and construction from site development through electrical interconnection and plant testing. The durations of our construction projects may extend to three years. In the most recent construction firm rankings published in May 2017 by Engineering News-Record (ENR), GPS was ranked the 12th largest power industry construction contractor and the 40th largest design-build firm in the United States.

This reportable business segment also includes APC, a company formed in Dublin, Ireland, over 40 years ago, and its affiliated companies, which we acquired in May 2015 for approximately $8.8 million in consideration, net of cash acquired. APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. APC has successfully completed projects in more than 30 countries on six continents. With its presence in Ireland and its other offices located in the United Kingdom, Hong Kong and New York, APC expanded our operations internationally for the first time. The operating results of APC have been included in our consolidated operating results since the date of its acquisition.

The revenues of our power industry services business segment were $815 million, $587 million and $388 million for the years ended January 31, 2018 (“Fiscal 2018”), 2017 (“Fiscal 2017”) and 2016 (“Fiscal 2016”), respectively, or 91%, 87% and 94% of our consolidated revenues for the corresponding periods, respectively. During Fiscal 2018, we saw the continued performance of EPC services for four natural gas-fired power plant projects, the start of EPC services for two natural gas-fired power plant projects and the start of a contract for the erection of a biomass boiler, a critical component of a new power plant being constructed in Teesside, England.

The following table summarizes our large power plant projects:

Current Project	Location	Facility Size	FNTP Received(1)	Scheduled Completion
Caithness Moxie Freedom Generating Station	Pennsylvania	1,040 MW	November 2015	2018
CPV Towantic Energy Center	Connecticut	785 MW	March 2016	2018
NTE Kings Mountain Energy Center	North Carolina	475 MW	March 2016	2018
NTE Middletown Energy Center	Ohio	475 MW	October 2015	2018
TeesREP Biomass Power Station(2)	Teesside (England)	299 MW	May 2017	2019
InterGen Spalding OCGT Expansion Project(2)	Spalding (England)	298 MW	November 2017	2019
Exelon West Medway II Facility	Massachusetts	200 MW	April 2017	2018

(1)         Full Notice to Proceed (“FNTP”) represents the formal notice provided by the customer instructing us to commence the activities covered by the corresponding contract.

(2)         Project values added to project backlog during Fiscal 2018.

During Fiscal 2017, we completed two natural gas-fired combined cycled power plant projects for affiliates of Panda Power Funds (“Panda”). Both plants are located in Pennsylvania with each one providing 829 MW of electrical power.

Project Backlog

Project backlog represents the total value of projects awarded less the amounts of revenues recognized to date on the corresponding contracts at a specific point in time. We believe project backlog can be an indicator of future revenues and earnings potential as it reflects business that we consider to be firm. However, cancellations or reductions may occur that could reduce backlog and our expected future revenues. At January 31, 2018, the project backlog for this reporting segment was approximately $355 million. The comparable backlog amount as of January 31, 2017 was approximately $1.0 billion. Despite the new awards that are identified above, the value of this reporting segment’s project backlog has declined by 64% during the current year which substantially reflects the amounts of revenues earned by GPS due to performance on its active projects. New opportunities have been pursued and negotiations continue for several projects.

On March 27, 2018, we announced that GPS has entered into an EPC services contract with NTE Carolinas II, LLC, an affiliate of NTE Energy (“NTE”), to construct a 475 MW state-of-the-art natural gas-fired power plant in Rockingham County, North Carolina, with a project value of approximately $250 million. NTE, through its affiliates, develops and acquires strategically located electric generation and transmission facilities within North America. The NTE Reidsville Energy Center is similar to two EPC services projects currently being completed by GPS for NTE; the Kings Mountain Energy Center in Kings Mountain, North Carolina, and the Middletown Energy Center in Middletown, Ohio. Both of these projects are scheduled to be completed in 2018. We expect to add the value of this new work to project backlog in our first fiscal quarter ending April 30, 2018.

Project Development Participation

We opportunistically participate in developmental and related financing activities 1) to develop a proprietary pipeline for future EPC activities, 2) to secure exclusive rights to EPC contracts, and 3) to generate profits through interest and success fees. We partnered with Moxie Energy, LLC (“Moxie”) to take principal positions in the initial stages of development for three projects in the Marcellus Shale Region. All three developmental efforts were successfully completed resulting in GPS securing the rights for EPC contracts for large scale natural gas-fired power plants (including the two plants built for Panda). Success fees received related to these three projects and recognized in our consolidated financial statements in prior fiscal years totaled $31.3 million. Currently, we are participating in developmental and related financing activities with several developers.

Joint Ventures

EPC contractors in our industry periodically execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of completing a project or program for a project owner. These special purpose entities are generally dissolved upon completion of the corresponding project or program. Accordingly, GPS assigned the EPC contracts for the Panda Liberty Power Project (“Panda Liberty”) and the Panda Patriot Power Project (“Panda Patriot”) to joint ventures to perform the work for the applicable project and to spread the bonding risk associated with each project. Our partner for both ventures is the same large, heavy civil contracting firm. The joint venture agreements provide that GPS has the majority interest in any profits, losses, assets and liabilities that result from the performance of these EPC contracts for the projects. However, if the joint venture partner is unable to pay its share of any losses that may arise in the future, GPS would be fully liable. GPS has no significant remaining commitments beyond those related to the provision of warranty services under the EPC contracts for the completed Panda Liberty and Panda Patriot projects. The joint venture partners dedicated resources to the projects that were necessary to complete the power plants; they have been reimbursed for their costs. GPS has performed most of the activities pursuant to these EPC contracts. Due to our financial control over the joint ventures, they are included in our consolidated financial statements for the years ended January 31, 2018, 2017 and 2016. None of the current large power plant projects listed above involve a joint venture.

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

To compete with these firms, we emphasize our proven track record as a cost-effective choice for the design, build and commissioning of natural gas-fired and alternative energy power systems. Our extensive and successful experience includes the efficient completion of natural gas-fired simple cycle and combined cycle power plants, wood/coal-fired plants, waste-to-energy plants, wind farms, solar fields and biofuel processing facilities, all performed on an EPC contract basis. Through the power industry services segment, we provide a full range of competitively priced development, consulting, engineering, procurement, construction, commissioning, operations management and maintenance services to project owners. We are able to react quickly to their requirements while bringing a strong, experienced team to help navigate through difficult technical, scheduling and construction issues.

Customers

For Fiscal 2018, the Company’s most significant power industry service customers were NTE Ohio LLC; CPV Towantic, LLC; Moxie Freedom LLC and NTE Carolinas LLC, which together represented 84% of consolidated revenues for the year. Each of these projects accounted for 10% or more of consolidated revenues for Fiscal 2018.

For Fiscal 2017, the Company’s most significant power industry service customers were NTE Ohio LLC; CPV Towantic, LLC; Moxie Freedom LLC; NTE Carolinas LLC and Panda Patriot LLC, which together represented 79% of consolidated revenues for the year. Each of these projects accounted for 10% or more of consolidated revenues for Fiscal 2017.

For Fiscal 2016, we recognized revenues associated with EPC services provided to Panda Patriot LLC and Panda Liberty LLC, the owners of the two completed projects, Panda Liberty and Panda Patriot, which represented approximately 73% of consolidated revenues in the aggregate.

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

Industrial Fabrication and Field Services

On December 4, 2015, we acquired TRC, which was founded in 1977 and is headquartered near Greenville, North Carolina.  TRC is principally an industrial steel fabricator and field services provider for both light and heavy industrial organizations primarily in the southern region of the United States. We paid $0.5 million to acquire the member interests of TRC, and assumed approximately $15.6 million in debt obligations which we paid off on the acquisition date.  TRC continues to operate under its own name with its own management team. Historically, TRC was a profitable company that incurred a net loss in 2015 up to the date of its acquisition by us, primarily due to it taking on large contracts that resulted in significant losses. With the reengagement and leadership of TRC’s founder, John Roberts, our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it is positioned to succeed in the future with a return to profitable operations. However, there can be no assurances that TRC will succeed in the future or will resume sustained profitability. Since the acquisition, we advanced an additional $22.5 million in cash to TRC in order to fund the completion of the work on the loss contracts, to enhance working capital and for other general corporate purposes. No advances have been made to TRC since March 2016.

Currently, TRC operates as its own reportable business segment, industrial fabrication and field services. TRC’s major customers include some of North America’s largest forest products companies, such as International Paper and Domtar, power companies, such as Duke Energy and Husky Energy, large fertilizer companies, such as Nutrien Ltd. (formerly Potash Corp.), mining and petrochemical companies. For Fiscal 2018, Fiscal 2017 and Fiscal 2016, this reporting segment generated revenues of $65.3 million, $79.0 million and $15.3 million (a partial year), respectively.

Telecommunications Infrastructure Services

SMC represents our telecommunications infrastructure services reportable business segment and conducts business as SMC Infrastructure Solutions, which provides comprehensive technology wiring and utility construction solutions to customers in the mid-Atlantic region of the United States. We perform both outside plant and inside plant cabling. The revenues of SMC were $13.0 million, $9.4 million and $10.4 million for the years ended January 31, 2018, 2017 and 2016, respectively, or approximately 1%, 1% and 2% of our consolidated revenues for the corresponding years, respectively.

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

Consistently, a major portion of SMC’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with SMC’s major customers. Over the last three years, these major customers have included the city of Westminster, Maryland; the Maryland Transit Administration and other state agencies, counties and municipalities located in Maryland; DXC Technology Company, formed by the combination of Computer Sciences Corporation and the enterprise services business of Hewlett Packard Enterprise; and Southern Maryland Electric Cooperative, a local electricity cooperative.

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

Financing Arrangements

We have financing arrangements with Bank of America (the “Bank”) that are described in an Amended Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017, which superseded our prior arrangements with the Bank. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.00%. We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business. We have approximately $18.9 million of credit outstanding under the Credit Agreement, but no borrowings.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of January 31, 2018, we were in compliance with the financial covenants of the Credit Agreement. We believe we will continue to comply with our financial covenants under the Credit Agreement.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits.  GPS, APC, TRC and SMC each have an experienced full time safety director committed to ensuring a safe work place, as well as compliance with applicable permits, insurance and local and environmental laws. Contracts with customers in each of our reportable business segments may require performance bonds or other means of financial assurance to secure contractual performance. Under such circumstances and/or as a means to spread project risk, we may consider an arrangement with a joint venture party in order to provide the required bonding to a prospective project owner (see Note 4 to the accompanying consolidated financial statements). We maintain material amounts of cash, cash equivalents and short-term investments on our balance sheet, and, as indicated above, we have the commitment of the Bank to issue irrevocable standby letters of credit up to an aggregate amount of $50.0 million in support of our bonding collateral requirements. As of January 31, 2018, we had approximately $153 million in bonded project backlog related to GPS. Not all of our projects require bonding.

Employees

The total number of personnel employed by us is subject to the volume of construction in progress and the relative amount of work performed by subcontractors. We had approximately 1,552 employees at January 31, 2018, substantially all of whom were full-time. We believe that our employee relations are generally good.

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

As a significant portion of our consolidated entity is represented by the power industry services reportable business segment, the risk factor discussions included below are focused on that business. However, as a large number of these same risks exist for our other reportable segments, (1) industrial fabrication and field services, and (2) telecommunications infrastructure services, a review and assessment of the following risk factors should be performed with that in mind.

Risks Related to Our Business

Future revenues and earnings are dependent on the award of new contracts which we do not directly control.

The majority of the Company’s consolidated revenues related to performance by the power industry services segment which provided 91%, 87% and 94% of consolidated revenues for the years ended January 31, 2018, 2017 and 2016, respectively. Due primarily to the favorable operating results of GPS, the major business component of this segment, we have generated income for over ten fiscal years in a row. As described in the risks presented below, our ability to maintain profitable operations depends on many factors including the ability of the power industry services business to continue to obtain significant new EPC projects and to complete its projects successfully. Although revenues for the power industry services reporting segment increased by 39% for Fiscal 2018 to $815 million, and contributed approximately $116 million in income from operations, GPS did not add any new EPC projects to project backlog and our overall backlog amount decreased from $1.0 billion at the beginning of Fiscal 2018 to $379 million as of January 31, 2018. Four major EPC projects of GPS are scheduled for completion during Fiscal 2019.

However, on March 27, 2018, we announced that GPS has entered into an EPC services contract with an affiliate of NTE to construct a 475 MW state-of-the-art natural gas-fired power plant in Reidsville, North Carolina, which is located in Rockingham County. We expect to add the value of this project, approximately $250 million, to our project backlog in our first fiscal quarter ending April 30, 2018. Also, GPS has been selected by the owners of several other natural gas-fired power plant projects to negotiate EPC service contracts with aggregate potential project value in excess of $1.5 billion and with projected start dates ranging from later in 2018 through 2019. We have not received a limited or full notice to proceed on any of the projects discussed in this paragraph and there is always a possibility that one or more of these projects will not be built. None of these projects were reflected in our reported backlog amount at January 31, 2018. Should we fail to replace major projects that are completed by GPS during Fiscal 2019 with other new projects, we will not grow and future revenues and profits may be adversely affected.

Our dependence on a few customers could adversely affect us.

The size of the energy plant construction projects of our power industry services segment frequently results in a limited number of projects contributing a substantial portion of our consolidated revenues each year. For the year ended January 31, 2018, the Company’s most significant customer relationships included four power industry service customers which together accounted for 84% of consolidated revenues. For the year ended January 31, 2017, the Company’s most significant customer relationships included five power industry service customers which together represented 79% of consolidated revenues, respectively. For the year ended January 31, 2016, the Company’s most significant customer relationships included two power industry service customers which accounted for 73% of consolidated revenues. Should we fail to obtain the award of any one new major project that we expect, substantial portions of future consolidated revenues, future revenues and profits may be adversely affected.

Our dependence on large construction contracts may result in uneven financial results.

Our power industry service activities in any one fiscal reporting period are also concentrated on a limited number of large construction projects for which we have used the percentage-of-completion accounting method to determine corresponding revenues. To a substantial extent, our contract revenues are recognized as services are provided based on the amount of costs incurred. As the timing of equipment purchases, subcontractor services and other contract events may not be evenly distributed over the terms of our contracts, the amount of total contract costs may vary from quarter to quarter, creating uneven amounts of quarterly and/or annual consolidated revenues. In addition, the timing of contract commencements and completions may exacerbate the uneven pattern. As a result of the foregoing, future reported amounts of consolidated revenues, cash flow from operations, net income and earnings per share may vary in an uneven pattern and may not be indicative of the operating results expected for any other fiscal period, thus rendering consecutive quarter comparisons of our consolidated operating results a less meaningful way to assess the growth of our business.

Actual results could differ from the assumptions and estimates used to prepare our financial statements.

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the United States, we are required to make estimates, assumptions and judgments as of the date of such financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. For example, we have recognized revenues over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. We review and make necessary revisions to such costs on a monthly basis. In addition, contract results may be impacted by our estimates of the amounts of change orders that we expect to receive and our assessment of any contract claims that may arise.

Under our past accounting procedures, we measured and recognized a large portion of our revenues under the percentage-of-completion accounting methodology. Under the new accounting rules governing revenue recognition, which we adopted on February 1, 2018 (see Note 2 to the accompanying consolidated financial statements), we will recognize revenues over time as performance obligations are completed. In most cases, such progress will be measured in a manner similar to past accounting practices using a cost-to-cost method. This methodology will also allow us to recognize revenues over the life of a contract by comparing the amount of the costs incurred to date against the total amount of costs expected to be incurred. As in the past, the effects of revisions to revenues and estimated costs typically will be recorded as catch-up adjustments when the amounts are known and can be reasonably estimated. These revisions can occur at any time and could be material. Given the uncertainties associated with the types of customer contracts that we are awarded, it is possible for actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenues and profits.

Other areas requiring significant estimates by our management include:

•   the valuation of assets acquired and liabilities assumed in connection with business combinations;

•   the assessment of the value of goodwill and recoverability of other purchased intangible assets;

•   provisions for income taxes and related valuation allowances associated with deferred income tax assets;

•   the determination of stock-based compensation expense amounts;

•   the identification of the primary beneficiary of entities in which we may have variable interests; and

•   accruals for estimated liabilities, including losses and expenses related to legal matters.

Our actual business and financial results could differ from our estimates, which may impact future profits.

Backlog may be an uncertain indicator of future revenues as it is subject to unexpected adjustments, delays and cancellations.

At January 31, 2018, the value of our project backlog was $379 million. Project cancellations, scope modifications or foreign currency fluctuations may occur that could reduce the dollar amount of our project backlog and the associated revenues and profits that we actually earn. Projects awarded to us may remain included in our backlog for an extended period of time as customers experience delays in project schedules. Should any unexpected delay, suspension or termination of the work under such contracts occur, our results of operations may be materially and adversely affected. We cannot guarantee that future revenues projected by us based on our project backlog at January 31, 2018 and our forecast of future project awards will be realized or will result in profitable operating results.

If financing for new energy plants is unavailable or too expensive, construction of such plants may not occur.

Historically, natural gas-fired power plants have been constructed typically by large utility companies. However, to a large extent, the construction of new energy plants, including alternative and renewable energy facilities, is conducted by independent power producers including private equity groups. This type of project owner may be challenged in obtaining financing necessary to complete the project. Should debt financing for the construction of new energy facilities not be available or become cost prohibitive, equity investors may not be able to invest in such projects, thereby adversely affecting the likelihood that we will obtain contracts to construct such plants. Since December 2016, the Federal Reserve has increased the target federal funds rate five times totaling 1.25% to a current range between 1.50% and 1.75%, and it is expected to raise it further in the future. The increased rate is an indicator that the Federal Reserve wants to slow the pace of economic growth by increasing the cost of borrowing. Increased borrowing costs could reduce the rate of return on a planned power plant project and result in it not being built.

Unsuccessful efforts to develop energy plant projects could result in write-offs and the loss of future business.

The development of a power plant construction project is expensive with a total cost that may range from $4 million to $6 million or more. The commercial developers of power projects may form single purpose entities, such as limited liability companies, limited partnerships or joint ventures, to perform the development activities, which are often funded by outside sources. We periodically see business opportunities where we consider providing financial support to the ownership of a new project, at least during the development phase, in order to improve the probability of an EPC contract award to us.

Working with Moxie, an unaffiliated power project development firm, we have been successful three times in lending funds to single purpose entities formed to develop a natural gas-fired power plant. Each involvement resulted in repayment of the loans to us and, more critically, the award to us of the EPC contacts for the construction of the corresponding plant. In addition, the successful developments resulted in the payment to us of substantial success fees by the development entities (see Notes 1 and 4 to the accompanying consolidated financial statements).

At present, we are supporting the development efforts related to several new gas-fired power plants with funding provided under development loans. There can be no assurances that we will benefit from the successful development of these projects or others that may arise in the future. The failure of owners to complete the development of power plants in the future would result in the loss of future potential construction business and could result in write-off adjustments related to the balance of any project development costs or amounts lent to potential project owners. Further, our failure to obtain the opportunity to support future power plant development projects and the potential to build the associated power plants could be detrimental to the continuation of a growing and profitable power industry services business.

During Fiscal 2018 and Fiscal 2017, we recorded provisions for uncollectible accounts in the amounts of $0.3 million and $1.2 million, respectively, which related primarily to outstanding loans made by us to energy project owners as the likelihood of the projects successfully being developed diminished significantly. Similar adjustments related to future developmental projects could have a material adverse impact on our operating results for a future reporting period.

Future bonding requirements may adversely affect our ability to compete for new energy plant construction projects.

Our construction contracts frequently require that we obtain payment and performance bonds from surety companies on behalf of project owners as a condition to the award of such contracts. Historically, we have had a strong bonding capacity. As of January 31, 2018, the estimated cost of future work covered by outstanding performance bonds was in excess of $150 million. However, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds. Not all of our projects require bonding.

Market conditions, changes in our performance or financial position, changes in our surety’s assessment of its own operating and financial risk or larger future projects could cause our surety company to decline to issue, or substantially reduce the amount of, bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety company were to limit or eliminate our access to new bonds, our alternatives would include seeking bonding capacity from other surety companies, joint venturing with other construction firms, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit, or cash. We may be unable to make alternative arrangements in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption, reduction or other alteration in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Risks Related to Our Market

Soft demand for electrical power may cause deterioration in our financial outlook.

The total annual amount of electricity generated by utility-scale facilities in the United States in each of the last 10 years has not surpassed the total amount generated in the peak power generation year of 2007. For calendar year 2017, the total amount of electricity generation was approximately 97% of the level for 2007. Total electric power generation from all sources has decreased slightly over the past three years. Power demand gains related to economic growth and population increases have been offset by the effects of private electricity generation and energy efficiency advances. However, the recently published government base-case outlook forecasts an annual increase in power generation for 2018 and average increases of less than 1% per year through 2050. Further softening of future demand growth for electrical power in the United States could result in the delay, curtailment or cancellation of future gas-fired power plant projects, thus decreasing the overall demand for our EPC services and adversely impacting the financial outlook for our power industry services business.

Reductions in the power businesses of turbine manufacturers may signal a decline in our market.

The world’s leading natural gas turbine manufacturers include General Electric Company (“GE”) and Siemens AG (“Siemens”). In December 2017, GE announced that it was reducing the workforce of its power unit by 18%, citing its misjudgment of the market as volumes dropped in the coal and gas-fired power sectors. Siemens also has cut employment in its power, gas and drives business and recently reported a quarterly profit reduction, blaming the decline on weak demand in its power and gas division. Further, it claimed that the declining market for fossil power generation is not a temporary slump.

In reaction to the business declines, the turbine manufacturers may employ more aggressive business development strategies, such as offering turnkey solutions to power plant project owners, particularly in overseas markets, that may adversely affect the number of new power plant construction opportunities for us. More significantly, if the declines of the power businesses of the world’s leading gas turbine manufacturers do not reverse, the reductions may be clear indications that the past pace of the construction of new gas-fired power plants has slowed with unfavorable potential future effects on our business. Should the number of new gas-fired power plants scheduled for construction in the future decline, our business would likely suffer reductions in revenues, profits and cash flows.

Intense global competition for engineering, procurement and construction contracts could reduce our market share.

We serve markets that are highly competitive and in which a large number of multinational companies compete. These competitors may include, among others, Bechtel Corporation, Fluor Corporation, Kiewit Corporation, Black & Veatch Corporation, Chicago Bridge & Iron Company N.V. and SNC-Lavalin Group, Inc., as well as other large companies located overseas in countries like Spain and Korea. These and other competitors are multi-billion dollar companies with thousands of employees. Competing effectively in our market requires substantial financial resources, the availability of skilled personnel and equipment when needed and the effective use of technology. Competition also places downward pressure on our contract prices and profit margins and may force us to accept contractual terms and conditions that are not normal or customary, thereby increasing the risk that we may have losses on such contracts. Intense competition is expected to continue in our markets, presenting us with significant challenges in our ability to maintain strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and replace completed projects with new customers and projects with desirable margins, we could lose market share to our competitors and experience an overall reduction in future revenues and profits.

The decline in electricity capacity market prices may discourage future investment in new gas-fired power plant development.

Regional electricity transmission organizations in the United States (i.e., PJM, NYISO, ISO-NE, etc.) and the National Grid in the United Kingdom conduct auctions in order to guarantee that sufficient electrical power generation capacity will be available to satisfy forecasted demands for power. These auctions are typically held annually covering the capacity needs predicted for three years in the future.

The results for PJM’s most recent Capacity Auction (May 2017) included a general clearing price that decreased by more than 23% from the corresponding price in the previous year, and over 53% from two years ago, reflecting a continuation of strong participation by new generation capacity resources mostly represented by new or updated gas-fired power plants. Preliminary results for the United Kingdom’s most recent capacity auction were published in March 2018; the final clearing capacity price was less than 50% of the price for the previous year. In addition, the electricity generation units clearing the auction did not include any new gas-fired power plants.

If future capacity auction clearing prices continue to fall in the United States and future auction results in the United Kingdom remain unfavorable, power plant developers in these countries may be discouraged from commencing the development and construction of new power plants which would adversely impact our business.

If the pace of future shutdown of existing coal-fired power plants slows, the demand for our construction services could decline.

Our power industry services business has grown, particularly over the last three years, as many coal-fired power plants have been shut down. Others are scheduled for shut down as the demand for coal as a power source has been adversely affected primarily by the inexpensive supply of natural gas in the United States. Apparently, company announcements indicate that coal-fired power plants representing approximately 12 GW of generating capacity are set to be retired in 2018; additional coal-fired plants with 1.2 GW of generation capacity are scheduled for a switch in fuels. The pace of this change has been energized by environmental activism and environmental regulations targeting coal-fired power plants.

However, the policies and actions of the current federal government administration may present risks to our power industry services business. The administration may continue to reduce or eliminate environmental rules and regulations aimed at curbing greenhouse gas emissions and may support coal and nuclear-fired power plants for the sake of grid resilience. By executive order, the roll-back of the climate initiatives of the previous administration has begun. Should the federal government’s anti-pollution regulations be weakened or wholly eliminated by the new administration, power plant operators may slow the rate of coal-fired power plant shutdowns, thereby reducing the number of future gas-fired power plant construction opportunities for us in the future.

Our revenues and profitability may be adversely affected by a reduced level of activity in the hydrocarbon industry.

Changes in oil or natural gas prices or activities in the hydrocarbon industry could adversely affect the demand for our services. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the United States. Future predictions of power generation are based in large part on the belief that natural gas supplies will remain plentiful resulting in a relatively stable and low price for natural gas in the foreseeable future. However, future natural gas prices that are too low may result in cutbacks in exploration, extraction and production activities which may lead to reductions in future supplies of natural gas and increased prices. On the other hand, a meaningful rise in natural gas prices, which increase could be caused by the significant exporting of liquefied natural gas, may adversely impact the favorable economic factors for project owners as they consider the construction of natural gas-fired power plants in the future. Any reduction in the number of future power plant project construction or improvement opportunities could adversely affect our power industry service business.

The continuous rise in renewables could reduce the number of future gas-fired power plant projects.

For the last two years, electricity generation in the United States increased for utility-scale wind facilities by 19% for 2016 and 12% for 2017, and increased for utility-scale solar photovoltaic facilities by 51% for 2016 and 52% for 2017. Together, such power facilities generated approximately 7.6% of the total amount of electricity generated by utility-scale power facilities in 2017. In the most recent government forecast, electricity from all renewable power sources is expected to more than double by 2050, with wind and solar generation leading the increase by providing nearly 94% of the growth.

Impetus for this growth has been provided by various factors including laws and regulations that discourage new fossil-fuel burning power plants, environmental activism, income tax advantages that promote the growth of wind and solar power and the decline in the amount of renewable power plant component and power storage costs.

Should the pace of development for renewable energy facilities, including wind and solar power plants, accelerate at faster rates than forecast, the number of future natural gas-fired construction project opportunities for us may fall. Even though we have successfully built utility-scale wind and solar farms in the past, the performance of such projects has not been a core business focus for us recently. Nonetheless, such a trend could have adverse effects on our future revenues, profits and cash flows.

Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

Our business is subject to international economic and political conditions that change for reasons which are beyond our control. Such changes may have unfavorable consequences for us. As of January 31, 2018, approximately 29% of our project backlog related to projects located outside the United which indicates that a meaningful portion of our consolidated revenues for Fiscal 2019 and perhaps beyond may be provided by international projects.

Operating in the international marketplace, which for us exists primarily in the Republic of Ireland and the United Kingdom, may expose us to a number of risks including:

•                  abrupt changes in domestic and/or foreign government policies, laws, treaties (including those impacting trade), regulations or leadership;

•                  embargoes or other trade restrictions, including sanctions;

•                  restrictions on currency movement;

•                  tax increases;

•                  currency exchange rate fluctuations;

•                  changes in labor conditions and difficulties in staffing and managing international operations; and

•                  other social, political and economic instability.

The ultimate impacts of the United Kingdom’s decision to exit from the European Economic Union (“Brexit”) are likely unknown. Immediate concerns about the effects caused us, in part, to assess the goodwill of APC for impairment last year and record a loss. More recently, President Trump ordered tariffs on steel and aluminum imported into the United States from foreign countries other than Canada and Mexico. Once the tariffs are signed and implemented, we may be required to pay higher prices for steel and aluminum in the United States which may adversely affect the profitability of current and future fixed-price projects, particularly those awarded to GPS and TRC.

Our level of exposure to these risks will vary on each project, depending on the location of the project and the particular stage of each such project. To the extent that our international business is affected by unexpected and adverse foreign economic changes, including trade retaliation from certain countries, we may experience project disruptions and losses which could significantly reduce our consolidated revenues and profits.

Risks Related to the Regulatory Environment

Future construction projects may depend on the continuing acceptability of the hydraulic fracturing process in certain states.

The viability of the gas-fired power plants that we build is based substantially on the availability of inexpensive natural gas supplies provided through the use of hydraulic fracturing combined with horizontal drilling techniques. Certain technological advancements led to the widespread use of hydraulic fracturing (“fracking”) and horizontal drilling in recent years enabling drillers to reach natural gas and oil deposits previously trapped within shale rock formations deep under the earth’s surface. The new supplies have transformed the oil and gas industry in the United States. In particular, the new supplies of natural gas have lowered the price of natural gas in the United States and reduced its volatility, making the operation of natural gas-fired power plants more economically appealing. However, the process of fracking uses large volumes of highly pressurized water to break-up the shale rock formations and to free the trapped natural gas and oil. This process is controversial due to concerns about the disposal of the waste water, the possible contamination of nearby water supplies and potential seismic events. As a result, not all states permit the use of fracking. Should future evidence confirm the concerns, or should a major contamination or seismic episode occur in the future, the use of fracking may be suspended, limited, or curtailed by state and/or federal authorities. As a result, the supply of inexpensive natural gas may not be available in the future and the economic viability of gas-fired power plants may be jeopardized. A reduction in the pace of the construction of new gas-fired power plants would have a significantly adverse effect on our future operating results.

We may be affected by regulatory responses to the fear of climate change.

Growing concerns about climate change caused by greenhouse gas emissions may result in the imposition of additional environmental regulations on the operators of fossil-fuel burning power plants. Legislation, international protocols or new regulations and other restrictions on emissions promulgated by government agencies could affect those entities, including our customers in some cases, who are involved in the exploration, production or refining of fossil fuels or emit greenhouse gases through the combustion of fossil fuels. We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on or customers or on us. Such policy changes could increase the costs of natural gas-fired power plant projects for our customers or decrease the cost of competing renewable power projects through subsidies or other means, thereby, in some cases, ruining the economic viability of a future gas-fired power plant development project. The impact could be a reduction of the need for our services, which would in turn have a material adverse impact on our business, financial condition, and results of operations.

The inability of power project developers to receive or to avoid delay in receiving the applicable regulatory approvals relating to new power plants may result in lost or postponed revenues for us.

The commencement and/or execution of many of the construction projects performed by our power industry services reporting segment are subject to numerous regulatory permitting processes. Applications for the variety of clean air, water purity and construction permits may be opposed by individuals or environmental groups, resulting in delays and possible denial of the permits. There are no assurances that our project-owner customers will obtain the necessary permits for these projects, or that the necessary permits will be obtained in order to allow construction work to proceed as scheduled. Failure to commence or complete construction work as anticipated could have material adverse impacts on our future revenues, profits and cash flows from operations.

The viability of a new natural gas-fired power plant depends on the availability of a nearby source of natural gas for fuel which may require the construction of a new pipeline for the delivery of gas to the power plant location. A planned plant may also depend on the erection of transmission lines for the delivery of the newly generated electricity to the grid. Concerns about climate change have also resulted in increased environmental activism that represents opposition to the government approval of any fossil-fuel based energy project. During calendar 2017, we saw approval delays and public opposition to new oil and gas pipelines develop as hurdles for gas-fired power plant developers. Recently, a state in New England objected to transmission lines crossing it in order to supply electricity to a neighboring state. The slowdown in permitting processes is due, at least in part, to the increase in environmental activism that has garnered media attention and public skepticism about new projects. In particular, pipeline projects are delayed by onsite protest demonstrations, indecision by local officials and lawsuits. Approval difficulties may jeopardize projects that are needed to bring supplies of natural gas to proposed gas-fired power plant sites or electricity to the grid thereby increasing the risk of gas-fired power plant delays or cancellations.

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

Risks Related to Our Operational Execution

We may experience reduced profits or incur losses under fixed price contracts if costs increase above estimates.

Primarily, our business is performed under long-term, fixed price contracts at prices that reflect our estimates of corresponding costs and schedules. Inaccuracies in these estimates may lead to cost overruns that may not be paid by our project owner customers. If we fail to accurately estimate the resources required and time necessary to complete these types of contracts, or if we fail to complete these contracts within the costs and timeframes to which we have agreed, there could be material impacts on our financial results as well as our business reputation. Besides the risks specifically described in the following paragraph, factors that could result in contract cost overruns, project delays or other problems for us may include:

•	delays in the scheduled deliveries of machinery and equipment ordered by a project owner;
•	difficulties or delays in our obtaining permits, rights of way or approvals;
•	unanticipated technical problems, including design or engineering issues;
•	insufficient or inadequate project execution tools and systems needed to record, track, forecast and control future costs and schedules;
•	unforeseen increases in the costs of raw materials, components, equipment, labor or warranties, or our failure or inability to obtain resources when needed;
•	delays or productivity issues caused by weather conditions, or other forces majeure;
•	incorrect assumptions related to labor productivity; and
•	modifications to projects that create unanticipated costs or delays.

These risks tend to be exacerbated for longer-term contracts because there is increased risk that the circumstances under which we based our original cost estimates or project schedules will change with a resulting increase in costs or delays in completing scheduled milestone achievements. In such events, our financial condition, results of operations or cash flow could be negatively impacted.

We try to mitigate these risks by reflecting in our overall cost estimates the reasonable possibility that a number of different and potentially unfavorable outcomes might occur. If certain risk scenarios transpire and cost overruns occur on a project, it is possible that our overall cost estimate can absorb the cost overruns. There are no assurances that our estimates will be sufficient. If not, our misjudgments may lead to decreased profits or losses. In some cases, as certain risk scenarios are eliminated or our concerns regarding certain potential cost and/or schedule issues diminish significantly, we may estimate that the likelihood of unforeseen cost overruns has reduced and, accordingly, we may increase the estimated gross margin on the project by decreasing the remaining overall cost estimate.

If we guarantee the timely completion or performance standards of a project, we could incur additional costs to fulfill such obligations.

In many of our fixed price EPC service and certain other long-term contracts, we guarantee a customer that we will complete a project by a scheduled date. We sometimes provide that the project, when completed, will also achieve certain performance standards. Subsequently, we may fail to complete the project on time or equipment that we install may not meet guaranteed performance standards. In those cases, we may be held responsible for costs incurred by the customer resulting from any delay or any modification to the plant made in order to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages or obligations to re-perform substandard work. If we are required to pay such costs, the total costs of the project would likely exceed our original estimate, and we could experience reduced profits or a loss related to the applicable project.

Work stoppages, union negotiations and other labor problems could adversely affect us.

Currently, our two large construction contracts in the United Kingdom and several EPC service contracts in the United States include employees represented by labor unions. We do make sincere efforts to maintain favorable relationships and conduct good-faith negotiations with union officials. However, there can be no assurances that such efforts will eliminate the possibilities of unfavorable situations resulting in the future. A lengthy strike or the occurrence of other work stoppages or slowdowns at any of our current or future construction project sites could have an adverse effect on us, resulting in cost overruns and schedule delays that could be significant. In addition, it is possible that labor incidents result in negative publicity for us thereby damaging our business reputation and perhaps harming our prospects for the receipt of future construction contract awards in certain locales.

We may be involved in litigation proceedings, potential liability claims and contract disputes which could reduce our profits.

We engage in engineering and construction activities for large and complex energy plant facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in project owners, subcontractors and vendors occasionally presenting claims against us for recovery of costs that they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. We have been, are, and may be in the future, named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters. These claims generally arise in the normal course of our business (see Note 12 to the accompanying consolidated financial statements).  In addition, from time to time, we and/or certain of our current or former directors, officers or employees may be named as parties to other types of lawsuits.

Litigation can involve complex factual and legal questions, and proceedings may occur over several years. As a result, it is typically not possible to predict the likely outcome of legal actions with certainty, but it is likely that any significant lawsuit or other claim against us that involves lengthy legal maneuvering may have a material adverse effect on us regardless of the outcome. Any claim that is successfully asserted against us could result in our payment of significant sums for damages and other losses. Even if we were to prevail, any litigation may be costly and time-consuming, and would likely divert the attention of our management and key personnel from our business operations over multi-year periods. Either outcome may result in adverse effects on our financial condition, results of operations and cash flows.

In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. When it is determined that we have liability, we may not be covered by insurance or, if covered, the dollar amount of any liability may exceed our policy limits or self-insurance reserves. Further, we may elect not to carry insurance related to particular risks if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. Our management liability insurance policies are on a “claims-made” basis covering only claims actually made during the policy period currently in effect. In addition, even where insurance is maintained for such exposures, the policies have deductibles resulting in our assuming exposure for a layer of coverage with respect to any such claims. Any liability not covered by our insurance, in excess of our insurance limits and self-insurance reserves or, if covered by insurance but subject to a high deductible, could result in a significant loss for us, which claims may reduce our future profits and cash available for operations.

Our failure to recover adequately on claims against project owners, subcontractors or suppliers for payment or performance could have a material effect on our financial results.

In the future, we may bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional cost. At times, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used existing liquidity to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability in the future.

The shortage of skilled craft labor may negatively impact our ability to execute on our long-term construction contracts.

Increased infrastructure spending and general economic expansion has increased the demand for employees with the types of skills we desire. There is a risk that our construction project schedules become unachievable or that labor expenses will increase unexpectedly as a result of a shortage in the supply of skilled personnel available to us. Labor shortages, productivity decreases or increased labor costs could impair our ability to maintain our business or grow our revenues. The inability to hire and retain qualified skilled employees in the future, including workers skilled in the construction crafts, could negatively impact our ability to complete our long-term construction contracts successfully.

Our dependence upon third parties to complete many of our contracts may adversely affect our performance under current and future construction contracts.

Certain of the work performed under our energy plant construction contracts is actually performed by third-party subcontractors we hire. We also rely on third-party manufacturers or suppliers to provide much of the equipment and most of the materials (such as copper, concrete and steel) needed to complete our construction projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be impaired. If the price we are required to pay for subcontractors or equipment and supplies exceeds the corresponding amount that we have estimated, we may suffer a loss on the contract. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to self-perform unexpected work or obtain these supplies, equipment or services on an expedited basis or at a higher price than anticipated from a substitute source, which could impact contract profitability in an adverse manner. In addition, if a subcontractor fails to pay its subcontractors, suppliers or employees, liens may be placed on our project requiring us to incur the costs of reimbursing such parties in order to have the liens removed or to commence litigation.

If we are unable to collect amounts billed to project owners as scheduled, our cash flows may be adversely affected.

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

Failure to maintain safe work sites could result in significant losses as we work on projects that are inherently dangerous.

We often work on large-scale and complex projects, sometimes in geographically remote locations. Our project sites can place our employees and others near large and/or mechanized equipment, high voltage electrical equipment, moving vehicles, dangerous processes or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation. Often, we are responsible for safety on the project sites where we work. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts. Further, regulatory changes implemented by OSHA or similar government agencies could impose additional costs on us. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our Company. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability, and adversely impact our ability to obtain projects in the future.

Future acquisitions and/or investments may not occur which could limit the growth of our business, and the integration of acquired companies may not be successful.

We are a holding company with no operations other than our investments in GPS, APC, TRC and SMC. We want to make additional acquisitions and/or investments that would provide positive cash flow to us and value to our stockholders. However, additional companies meeting these criteria and that provide products and/or services in growth industries and that are available for purchase at attractive prices are difficult to find. Discussions with the principal(s) of potential acquisition targets may be protracted and ultimately terminated for a variety of reasons. Further, due diligence investigations of attractive target companies may uncover unfavorable data, and the negotiation and consummation of acquisition agreements may not be successful.

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

Even if we do complete acquisitions in the future, acquired companies may fail to achieve the results we anticipate including the expected gross profit percentages. In addition, we may not be able to successfully integrate such acquired companies with our other operations without substantial costs, delays or other operational or financial problems including:

•	diversion of management’s attention from other important operational matters;
•	difficulties integrating the operations and personnel of acquired companies;
•	inability to retain key personnel of acquired companies;
•	risks associated with unanticipated events or liabilities;
•	the potential disruptions to our current business;
•	unforeseen difficulties in the maintenance of uniform standards, controls, procedures and policies, including an effective system of internal control over financial reporting; and
•	impairment losses related to acquired goodwill and other intangible assets.

As discussed in Note 8 to the accompanying consolidated financial statements, circumstances have caused us to record goodwill impairment losses at APC in Fiscal 2017 in the amount of $2.0 million and at TRC in Fiscal 2018 in the amount of $0.6 million. The failure of either APC or TRC to achieve sustained profitable operating results could adversely affect our future consolidated operating results, including gross profits, gross profit percentages and cash flows from operations.

If one of our acquired companies suffers performance problems, the reputation of our entire Company could be materially and adversely affected. Further, we may conclude that the divestiture of a troubled business will satisfy the best interests of our stockholders. Any divesting transaction could result in a material loss for us. Future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interests, the issuance of sizable amounts of debt and the incurrence of contingent liabilities. In summary, integrating acquired companies involves a number of special risks. Our failure to overcome such risks could materially and adversely affect our business, financial condition and future results of operations.

We rely on information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. If these systems fail or become unavailable for any significant period of time, our business could be harmed.

Various privacy and security laws in the United States and abroad, require us to protect sensitive and confidential information from disclosure and we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information (whether it be ours or a third party’s information entrusted to us) from disclosure. We believe that we have deployed industry-accepted security measures and technology to securely maintain confidential and proprietary information retained on our information systems. However, these measures and technology may not adequately prevent unanticipated security breaches. Our computer systems face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber-attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our customers and other business partners. While we endeavor to maintain industry-accepted security measures and technology to secure our computer systems, these systems and the information stored on them may still be subject to threats. A party who circumvents our security measures could misappropriate confidential or proprietary information, or could cause damage or interruptions to our systems. We do believe that our business represents a low value target for cyber-terrorists as we are not a company in the high technology space and we do not maintain large files of sensitive or confidential personal information. We are also fortunate to report that we are unaware of any meaningful security breaches at any of our business locations. However, we do maintain a cyber security insurance policy to help protect ourselves from various types of losses relating to cyber breaches.

Nonetheless, the efficient operation of our business is dependent on computer hardware and software systems. We are heavily reliant on computer, information and communications technology and related systems, some of which are hosted by third party providers, in order to operate effectively. We may experience system availability disruptions that may or may not occur as the result of planned procedures. Unplanned interruptions may include natural disasters, power loss, telecommunications failures, acts of terrorism, computer viruses, physical or electronic break-ins and similar cyber security intrusions as discussed above. Any of these or other events could delay or prevent necessary operations (including the processing of transactions and the reporting of financial results). While we believe that we maintain reasonable safeguards designed to protect against the unavailability of our information technology assets, these safeguards may not be sufficient. We may be required to expend significant resources to protect against or alleviate damage caused by systems interruptions and delays. We do evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor-supported products, to improve the efficiency of our systems and for other business reasons. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems.

The unavailability of the information systems or the failure of the systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business to suffer. Any significant interruption or failure of our information systems or any significant breach of information security could damage our reputation or have a material adverse effect on our business, financial condition, results of operations or cash flows.

Changes in our effective tax rate and tax positions may vary.

We are subject to income taxes in the United States and several foreign jurisdictions. A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in a higher tax rate on our pre-tax earnings, which could have a material impact on our net earnings and cash flows from operations. In addition, significant judgment is required in order to determine our worldwide provision for income taxes for each quarterly and annual reporting period. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realization of deferred tax assets, changes in uncertain tax positions and changes in our tax strategies. In addition, we have commenced a review of the activities of our engineering staff in order to identify and quantify the amounts of research and development credits, if any, that we could use in reducing prior and current year income taxes. As this study was not commenced until late in the year ended January 31, 2018, the Company has not developed any estimates of the amounts of potential tax credits to which it may be entitled.

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017. It makes significant changes to tax law in the United States by, among other items, reducing the federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018), imposing a one-time transition tax on deemed repatriated earnings of foreign subsidiaries and embracing a territorial system for the imposition of taxes on future foreign earnings. The Act also changes certain business deductions by, among other changes, repealing the domestic production activities deduction, further limiting the deductibility of certain executive compensation, and allowing for full expensing of certain qualified property. We expect that the tax law changes will have a net favorable effect on our annual effective income tax rate going forward. However, the full effect of these changes will be reflected for the first time in income tax expense for the reporting periods included in the year ending January 31, 2019. As we await and interpret additional guidance on the many tax law changes as well as continue to review application of the new tax laws to our situation, other effects of the Act may be identified. The effect of the federal income tax rate change on our deferred taxes, a favorable adjustment of approximately $0.8 million, was reflected in our consolidated financial statements as of January 31, 2018.

We are periodically under audit by income tax authorities. Recently, the Internal Revenue Service initiated an audit of our consolidated income tax return for the year ended January 31, 2016. At this time, we do not have reason to expect that any material changes to our income tax liability will result from this audit.

Foreign currency risks could have an adverse impact on our revenues, earnings, net assets and backlog.

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

Our monetary assets and liabilities denominated in foreign currencies are subject to currency fluctuations when measured period to period for financial reporting purposes. In addition, the U.S. dollar value of APC’s project backlog may from time to time increase or decrease due to foreign currency volatility. The future amounts of revenues and earnings of foreign subsidiaries could be affected by foreign currency volatility. Revenues, costs and earnings of foreign subsidiaries with functional currencies other than the U.S. dollar are translated into U.S. dollars for consolidated reporting purposes. If the U.S. dollar depreciates against a foreign subsidiary’s non-U.S. dollar functional currency, we will report greater consolidated revenues, earnings, net assets and backlog amounts in U.S. dollars than we would if the U.S. dollar appreciates against the same foreign currency or if there is no change in the exchange rate. During the year ended January 31, 2018, the U.S. dollar depreciated against the Euro, which is the functional currency of APC. There can be no assurance that the U.S. dollar will not appreciate against the Euro in future reporting periods which would reduce the amounts of APC’s revenues, earnings and net assets included in our consolidated financial statements, and the reported amount of our project backlog.

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

Our future success is substantially dependent on the continued service and performance of the members of our current executive team and the senior management members of our businesses, including William Griffin, Jr., the chief executive officer and co-founder of GPS, and John Roberts, the chief executive officer and founder of TRC. We cannot be certain that any such individual will continue in such capacity or continue to perform at a high level for any particular period of time. Our ability to operate productively and profitably, particularly in the power services industry, may be limited by the loss of key personnel or our inability to attract, employ, retain and train skilled personnel necessary to meet our future requirements. We cannot be certain that we will be able to maintain experienced management teams and an adequately skilled group of employees necessary to operate efficiently, to execute our long-term construction contracts successfully and to support our future growth strategy. The loss of key personnel, or the inability to hire and retain qualified employees in the future, could negatively impact our ability to manage our business.

During the year ended January 31, 2018, the President of GPS, Daniel Martin, retired. Mr. Griffin, the current chief executive officer of GPS, assumed the President’s title as well. To date, we believe that the duties of Mr. Martin have been adequately absorbed by Mr. Griffin and other senior members of the management team at GPS.

Risks Related to an Investment in Our Securities

Our acquisition strategy may result in dilution to our stockholders.

Our business strategy contemplates the strategic acquisition of other businesses. We anticipate that future acquisitions will require cash and issuances of our common stock. To the extent we are required to pay cash for any acquisition, we anticipate that we would be required to obtain additional equity and/or debt financing. Equity financing may result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these stock issuances and financings.

Future stock option exercises may dilute the ownership of the Company’s current stockholders.

The average of the monthly closing prices for our common stock for the year ended January 31, 2018 was $62.39 per share. During the year ended January 31, 2018, the exercise of stock options by our employees and directors resulted in the issuance of 109,500 shares of our common stock at a weighted average purchase price of $28.81 per share. As of January 31, 2018, there were outstanding options to purchase 889,150 shares of our common stock at a weighted average purchase price of $44.83 per share, including 432,650 shares related to in-the-money stock options exercisable at a weighted average price of $29.15 per share. Future exercises of options to purchase shares of common stock at prices below prevailing market prices for such stock may result in ownership dilution for current stockholders, which is reflected, in part, in our weighted average number of shares outstanding on a diluted basis.

Our officers, directors and certain unaffiliated stockholders have substantial control over the Company.

As of January 31, 2018, our executive officers and directors as a group owned approximately 7.5% of our voting shares including an aggregate of 414,000 shares of common stock that may be purchased upon the exercise of stock options held by our executive officers and directors (and deemed exercisable at January 31, 2018), 327,411 shares of common stock beneficially owned by Rainer H. Bosselmann (our chairman of the board and chief executive officer) and 306,150 shares beneficially owned by William F. Griffin, (a co-founder and the current chief executive officer and president of GPS and member of our board of directors). An additional 1.8% of the outstanding shares are controlled by Allen & Company entities (“Allen”). One of our independent directors is an officer of Allen. In addition, five other stockholders owned approximately 33.7% of our voting shares in total as of December 31, 2017. These groups of stockholders may have significant influence over corporate actions such as an amendment to our certificate of incorporation, the consummation of any merger, or the sale of all or substantially all of our assets and may substantially influence the election of directors and other actions requiring stockholder approval.

We may not pay cash dividends in the future.

Our board of directors evaluates the Company’s ongoing operational and financial performance in order to determine what role strategically aligned dividends should play in creating shareholder value. Due primarily to the continued strong performance of GPS and the associated cash flows, we paid a regular dividend of $1.00 per share during calendar year 2017, regular and special cash dividends of $0.70 and $0.30 per share, respectively, for a total of $1.00 per share during calendar year 2016, a regular cash dividend in the amount of $0.70 per share during the calendar year 2015 and we paid special cash dividends during the calendar years 2014, 2013, 2012 and 2011 in the amounts of $0.70, $0.75, $0.60 and $0.50 per share, respectively. In addition, we announced that our board of directors intends to declare a regular quarterly dividend of $0.25 per share of common stock starting in the first quarter of our fiscal year ending January 31, 2019.  There can be no assurance that the evaluations of our board of directors will result in the payment of cash dividends in the future.

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

Provisions of our certificate of incorporation and Delaware law could delay, prevent, or make more difficult a merger, tender offer or proxy contest involving us. Among other things, our board of directors may issue up to 500,000 shares of our preferred stock and may determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights, of these shares of preferred stock. The issuance of shares of preferred stock by us could adversely affect the rights of holders of common stock by, among other factors, establishing dividend rights, liquidation rights and voting rights that are superior to the rights of the holders of the common stock. In addition, Delaware law limits transactions between us and persons that acquire significant amounts of our stock without approval of our board of directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

GPS owns and occupies a three story office building (23,380 square feet) and the underlying land (1.75 acres), located in Glastonbury, Connecticut. SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expires on December 31, 2019. The SMC facility includes approximately four acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. We occupy our corporate headquarters in Rockville, Maryland, under a lease that expires on February 28, 2019 covering 2,521 square feet of office space.

TRC leases an 18.77 acre industrial facility (79,774 square feet) in Winterville, North Carolina under an operating lease agreement expiring in April 2019. We expect to extend the term of this lease further on commercially acceptable terms prior to its current expiration date. The facility consists of three fabrication and warehouse buildings totaling 60,356 square feet, a 9,700 square foot maintenance shop, an office building (7,793 square feet) and a 1,925 square foot modular office building. The lessor of this arrangement is the founder and current chief executive officer of TRC, John Roberts. Effective April 1, 2016, based on third party market rent valuations, rent was set at $300,000 per annum payable in equal quarterly installments. TRC is responsible for normal repairs and maintenance, property taxes, utilities and insurance. TRC also owns and occupies a one-story industrial fabrication and warehouse facility (90,000 square feet) containing approximately 5,400 square feet of office space and the underlying land (12.16 acres) in the City of Winterville, Pitt County, North Carolina.

APC owns and occupies a warehouse and ancillary offices that total 8,406 square feet in Nenagh, County Tipperary, in the Republic of Ireland. The property occupies a site of approximately 1.97 acres and includes secure yards, industrial units and modern offices. APC also leases a townhouse structure in Dun Laoghaire, which is near Dublin and serves as the headquarters office. Previously, APC occupied this space under a lease with a former APC shareholder who sold the property to certain current executives at APC during Fiscal 2017. Effective January 1, 2017, a lease between APC and the new owners was executed with an initial term of 7 years.  Based on two third party market rent valuations, rent was set at 50,000 Euros per annum payable in equal quarterly installments. APC also leases office space in Derby, United Kingdom, with a term that runs through August 2022 and an annual rent of approximately 30,381 Euros.

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

ITEM 3.  LEGAL PROCEEDINGS.

Included below and in Note 12 to the accompanying consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K are discussions of specific legal proceedings active at January 31, 2018 and any legal matters that were resolved during Fiscal 2018. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our consolidated financial statements.

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. PPS has placed liens on the property of the customers in several states where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Tennessee in the amount of $2.5 million. On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied. Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total approximately $2.2 million. The amounts invoiced by PPS are accrued by TRC and the corresponding liability amount was included in accounts payable in the consolidated balance sheets as of January 31, 2018 and 2017. TRC has not recorded an account receivable for the amounts it believes are owed to it by PPS. A mediation effort was attempted in 2016 but it was unproductive and an impasse was declared. In December 2017, an amended complaint was filed by the plaintiff and TRC filed an amended counterclaim. In anticipation of a trial, the discovery process has begun. We intend to defend against the claims of PPS and to pursue TRC’s claim against PPS with vigorous efforts. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by us that TRC will be successful in these efforts. However, we do not believe that resolution of the matters discussed above will result in additional loss with material negative effect on our consolidated operating results in a future reporting period.

GPS has a dispute with a former subcontractor on one of its power plant construction projects that is scheduled for binding arbitration in the coming months. The subcontractor, terminated for cause by GPS, has claimed damages of approximately $11.0 million. GPS has submitted a counterclaim for an amount related to the value of the subcontract completed by GPS. We cannot make an estimate of the amount or range of loss, if any, related to this matter. It is possible that resolution of the matter could result in a loss with a material negative effect on our consolidated operating results in a future reporting period.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The table below sets forth the high and low closing prices for our common stock during each quarter in the three-year period ended January 31, 2018 and during the period February 1, 2018 through April 9, 2018. Shares of our common stock trade under the symbol AGX on the NYSE stock exchange.

	High Close	Low Close
Fiscal Year Ended January 31, 2016
1st Quarter	$37.16	$31.30
2nd Quarter	40.48	31.78
3rd Quarter	41.41	33.45
4th Quarter	39.82	28.92
Fiscal Year Ended January 31, 2017
1st Quarter	$35.16	$28.72
2nd Quarter	46.85	32.72
3rd Quarter	59.46	45.98
4th Quarter	75.70	54.50
Fiscal Year Ended January 31, 2018
1st Quarter	$74.50	$63.85
2nd Quarter	72.05	58.70
3rd Quarter	69.60	58.95
4th Quarter	68.90	41.85
Fiscal Year Ending January 31, 2019
1st Quarter (through April 9, 2018)	$44.80	$37.90

As of April 9, 2018, we had approximately 91 stockholders of record.

Prior to November 2011, we did not pay cash dividends on our common stock, choosing to retain earnings in order to finance the development and expansion of our business. The confidence of the members of our board of directors in the strength of GPS resulted in the payment of special cash dividends to stockholders of $0.70 per share in November 2014, $0.75 per share in November 2013, $0.60 per share in November 2012 and $0.50 per share in November 2011. Beginning in November 2015, our board of directors declared a regular cash dividend to stockholders of $0.70 per share reflecting increased confidence and a commitment to paying dividends into the future. In October 2016, our board of directors declared regular and special cash dividends of $0.70 and $0.30 per share, respectively, for a total of $1.00 per share. In September 2017, our board of directors declared a regular cash dividend of $1.00 per share and announced its intention to maintain a regular quarterly dividend of $0.25 per share starting in the first quarter of the fiscal year ending January 31, 2019.

Each year, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining the amount of the regular dividend. There can be no assurance that these evaluations will result in the payment of cash dividends in the future.

Common Stock Price Performance Graph

The following graph compares the percentage change in the cumulative total stockholder return on our common stock for the last five years with the S&P 500, a broad market index, and the Dow Jones US Heavy Construction TSM Index, a group index of companies where their focus is limited primarily to heavy civil construction. The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each index at January 31, 2013, and that all dividends were reinvested in additional shares of common stock. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	Years Ended January 31,
	2013	2014	2015	2016	2017	2018
Argan, Inc.	100.00	156.46	171.29	173.02	431.36	258.84
S&P 500	100.00	121.52	138.80	137.88	165.51	209.22
Dow Jones US Heavy Civil Construction TSM	100.00	115.91	81.46	75.70	108.36	118.68

Equity Compensation Plan Information

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of our common stock reserved for issuance thereunder. In June 2013, the stockholders approved an amendment to the Stock Plan which increased the number of shares reserved for issuance thereunder to 1,250,000. In June 2015, the stockholders approved an amendment to the Stock Plan which increased the number of shares reserved for issuance thereunder to 2,000,000. We may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted or unrestricted stock.

ISOs granted under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, typically have a five to ten-year term, and typically become fully exercisable one to three years from the date of grant.

NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and may become exercisable as determined by our board of directors, typically in one to three years from the date of grant. Commencing in January 2018, we awarded stock options with three-year vesting schedules.

The following table sets forth certain information, as of January 31, 2018, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities Issuable under Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance(1)
Equity Compensation Plans Approved by the Stockholders(2)	889,150	$44.83	153,500
Equity Compensation Plans Not Approved by the Stockholders	—	—	—
Totals	889,150	$44.83	153,500

(1)         Represents the number of shares of common stock reserved for future awards and excludes the number of securities reflected in the first column of this table.

(2)         Approved plans include the Company’s 2011 Stock Plan, and a predecessor plan that expired in 2011.

Recent Sales of Unregistered Securities

None.

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

	For the Years Ended January 31,
	2018	2017	2016	2015	2014
Statement of Earnings Data
Revenues	$892,815	$675,047	$413,275	$383,110	$227,455
Gross profit	149,325	146,711	99,465	83,603	78,848
Gross profit %	16.7%	21.7%	24.1%	21.8%	34.7%

Income from operations	$106,977	$112,254	$74,405	$64,133	$65,930
Net income	72,346	77,426	50,204	43,455	43,344
Net income attributable to our stockholders(1)	72,011	70,328	36,345	30,445	40,125

Earnings per share attributable to our stockholders
Basic	$4.64	$4.67	$2.46	$2.11	$2.85
Diluted	4.56	4.50	2.42	2.05	2.78
Cash dividends per share	1.00	1.00	0.70	0.70	0.75

	As of January 31,
	2018	2017	2016	2015	2014
Balance Sheet Data(2)
Total assets(3)	$603,393	$644,488	$409,791	$391,193	$323,128
Total liabilities(3)	245,265	351,919	187,936	216,241	165,351
Total equity	358,128	292,569	221,855	174,952	157,777

Other Data
Project backlog	$379,486	$1,010,772	$1,162,569	$423,877	$790,594
Number of employees	1,552	1,286	1,188	862	359

(1)         For the years ended January 31, 2018, 2017, 2016, 2015 and 2014, net income attributable to non-controlling interests was $0.3 million, $7.1 million, $13.9 million, $13.0 million and $3.2 million, respectively (see Note 4 to our accompanying consolidated financial statements).

(2)         During the five-year period ended January 31, 2018, we did not have any long-term obligations or redeemable preferred stock.

(3)         The amounts for total assets and total liabilities as of January 31, 2017 were changed to conform to the presentation of deferred taxes as of January 31, 2018.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2018, and the results of their operations for the years ended January 31, 2018, 2017 and 2016, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K (the “2018 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this 2018 Annual Report that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2018 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan is a holding company that conducts operations through its wholly owned subsidiaries, GPS, APC, SMC and TRC.

Through GPS and APC, which together provided 91%, 87% and 94% of consolidated revenues for the years ended January 31, 2018, 2017 and 2016, respectively, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities (“VIEs”), if any, and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern region of the United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels, heat exchangers and piping systems. Through SMC, now conducting business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

At the holding company level, we intend to make additional acquisitions of and/or investments in companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that acquired companies will be held in separate subsidiaries that will be operated in a manner that best provides cash flows and value for our stockholders.

Overview

Fiscal 2018 was another year of growth for us.

•                       Revenues increased 32.3% to $892.8 million for Fiscal 2018 as compared to $675.0 million for the prior year.

•                       Our overall gross profit amount increased 1.8% to $149.3 million for Fiscal 2018 as compared to $146.7 million for the prior year. However, our overall gross profit percentage decreased to 16.7% for Fiscal 2018 as compared to 21.7% for the prior year.

•                       Net income attributable to the stockholders of Argan increased 2.4% to $72.0 million for Fiscal 2018, or 8.1% of consolidated revenues, as compared to $70.3 million for the prior year.

•                       EBITDA(1) attributable to the stockholders of Argan increased 5.0% to $116.1 million for Fiscal 2018, or 13.0% of consolidated revenues, as compared to $110.6 million for the prior year.

•                       Our international subsidiary, APC, has begun to capitalize on the opportunities foreseen when we acquired this business in Fiscal 2016. During the current year, it was awarded two meaningful construction-type contracts related to power plants in the United Kingdom with a combined contract value in excess of $110 million.

•                       We declared and paid $1.00 per share in cash dividends during Fiscal 2018. In addition, we announced our intent to declare and pay a regular quarterly cash dividend of $0.25 per share, starting in the first quarter ending April 30, 2018.

•                       Our tangible net worth(2) increased by 27.4% to $316.6 million as of January 31, 2018 from $248.5 million as of January 31, 2017.

•                       Our liquidity, or working capital(3), increased by 27.2% to $301.8 million as of January 31, 2018 from $237.2 million as of January 31, 2017.

(1)              EBITDA is a measure not recognized under accounting principles generally accepted in the United States. We have defined EBITDA as earnings before interest, taxes, depreciation and amortization (see the presentation of EBITDA for Fiscal 2018, Fiscal 2017 and Fiscal 2016 on page 37 below).

(2)              We define tangible net worth as our total stockholders’ equity less goodwill and intangible assets, net.

(3)              We define working capital as our total current assets less our total current liabilities.

Since the acquisition of GPS in December 2006, over eleven years ago, we have lead our business through challenging industry economic cycles with the growth in revenues and profitability trending upwards as illustrated below. We have achieved an average annual growth in revenues of 16% per year and an average growth in EBITDA of 32% per year.  Note that the amounts in the chart for Net Income and EBITDA below are attributable to the stockholders of Argan, Inc. (dollars in millions).

These results could not have been achieved without the operational efforts of our employees, particularly during the last three years. Over this period, their dedication to perform multiple tasks and to overcome many associated hurdles was especially reflected in our successfully achieving peak and post-peak construction activities on four EPC projects while completing two other gas-fired power plant projects. These six EPC projects were most significant to our financial results for Fiscal 2018, Fiscal 2017 and Fiscal 2016, collectively representing 84%, 83% and 86%, respectively, of our consolidated revenues. However, while the remaining four projects are progressing, we increased our estimated costs to complete certain EPC projects primarily due to increased labor and subcontractor costs. The corresponding reduction in the amounts of forecasted gross margins had an unfavorable effect on the gross profit amounts reflected in our consolidated results of operations for the latter half of Fiscal 2018 which caused, in part, our consolidated gross profit percentage to decline.

With the remaining four GPS projects discussed above, plus one other, projected to be completed in the year ending January 31, 2019 (“Fiscal 2019”), and our project backlog reduced to $379 million as of January 31, 2018, we expect our revenues to decrease significantly in Fiscal 2019 compared to Fiscal 2018. We do expect to add new EPC projects to our project backlog during Fiscal 2019 as discussed below; however, it takes time for us to ramp-up meaningful revenues associated with new EPC projects due to the project life-cycles of gas-fired power plants. Therefore, we expect Fiscal 2019 to be a year where we transition from the final stages of our existing projects to the early stages of expected new projects. We are cautiously optimistic that the growth of our consolidated revenues will resume in Fiscal 2020 and continue into the future as we are awarded new construction projects and they mature.

Execution on Project Backlog

At January 31, 2018, our project backlog was $379 million. The following table summarizes our large power plant projects:

Current Project	Location	Facility Size	FNTP Received(1)	Scheduled Completion
Caithness Moxie Freedom Generating Station	Pennsylvania	1,040 MW	November 2015	2018
CPV Towantic Energy Center	Connecticut	785 MW	March 2016	2018
NTE Kings Mountain Energy Center	North Carolina	475 MW	March 2016	2018
NTE Middletown Energy Center	Ohio	475 MW	October 2015	2018
TeesREP Biomass Power Station(2)	Teesside (England)	299 MW	May 2017	2019
InterGen Spalding OCGT Expansion Project(2)	Spalding (England)	298 MW	November 2017	2019
Exelon West Medway II Facility	Massachusetts	200 MW	April 2017	2018

(1)         FNTP represents the formal notice provided by the customer instructing us to commence the activities covered by the corresponding contract.

(2)         Project values added to project backlog during Fiscal 2018.

Our reported amount of project backlog at a point in time represents the total value of projects awarded as of that date less the amounts of revenues recognized to date on the corresponding contracts. Although project backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce project backlog and our expected future revenues. Despite the new awards that are identified above, the total value of our project backlog has declined significantly during Fiscal 2018 which principally reflects the amounts of revenues earned by GPS due to its performance on the first four projects identified above. These four projects were the most significant drivers of our financial results for Fiscal 2018, which together represented approximately 84% of our consolidated revenues. Revenues for each of these projects will continue to decline over the next several quarters as they progress through the commissioning and start-up stages of their project life-cycles.

We believe that the slowdown in new business awards to GPS may relate, at least in part, to uncertainty surrounding the level of regulatory support for coal as part of the energy mix, the increase in the amount of power generating capacity provided by renewable energy assets and the improvements and decreasing prices in renewable energy storage solutions. These factors may be impacting the planning and initiation phases for the construction of new natural gas-fired power plants which continue to be delayed by project owners. Other unfavorable factors may include disappointing energy capacity auctions held during the last couple of years for new power generating assets and the impacts of environmental activism.

In Fiscal 2018, we saw approval delays and public opposition to new oil and gas pipelines develop as hurdles for gas-fired power plant developers. Interstate pipelines require the approval of the Federal Energy Regulatory Commission (“FERC”), whose members require a quorum to act. The lack of a quorum for a period of six months earlier in Fiscal 2018 left FERC unable to provide approval decisions on major energy projects. New members were appointed and approved, but progress in reducing the number of pending decisions was slow. An increase in the number and fervor of protests against a variety of fossil-fuel related energy projects has garnered media attention and public skepticism about new pipelines resulting in project delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to potentially new gas-fired power plant sites thereby increasing the risk of power plant project delays or cancellations.

Despite the expected revenues decline for GPS in Fiscal 2019, we are encouraged by the new business awarded to our other operating units since the end of the fiscal year. Moreover, we are cautiously optimistic about GPS. On March 27, 2018, we announced that GPS has entered into an EPC services contract with an affiliate of NTE, to construct a 475 MW state-of-the-art gas-fired power plant in Reidsville, North Carolina. We expect to add the value of this project, approximately $250 million, to our project backlog in our first fiscal quarter ending April 30, 2018. Also, GPS has been selected by the owners of several other projects to negotiate EPC service contracts with aggregate potential project value in excess of $1.5 billion (including the value of the plant discussed in the fourth bullet point below) and with projected start dates ranging from later in 2018 through 2019. We have performed certain pre-contract tasks at the request of several of these project owners. Nonetheless, GPS has not received a limited or full notice to proceed on any of the projects discussed in this paragraph, and there is always a possibility that one or more of these projects will not be built. None of these projects were reflected in our project backlog at January 31, 2018. Other significant new business accomplishments during the year ended January 31, 2018 related to the following projects.

•                  During Fiscal 2018, the owner of a power project located in Medway, Massachusetts provided us with the necessary authorization under the corresponding turnkey EPC contract to start the construction of a dual-fuel, simple cycle power plant. The new facility will feature two 100 MW combustion turbine generators with state-of-the-art noise mitigating improvements with project completion expected to occur late in calendar year 2018. We are nearing peak construction activities on this project.

•                  In May 2017, APC announced that it received from Técnicas Reunidas, S.A. (“TR”) a contract for the erection of a biomass boiler, a critical component of a new power plant being constructed in Teesside, which is near the northeast coast of England. Work began this past summer with completion scheduled for calendar year 2019. TR is a Spain-based global general contractor.

•                  In October 2017, APC was awarded a contract to perform certain engineering, procurement and construction services for InterGen, a company that develops, constructs and operates power projects around the world. The Spalding Energy Expansion plan includes APC’s project for the expansion of the existing gas-fired power station in Spalding (located in the East Midlands region of England) including the addition of an open cycle gas turbine unit with a planned capacity of 298 MW. Substantial completion for this project is scheduled for calendar year 2019.

•                  During the fourth quarter ended January 31, 2018, we commenced financial and engineering support for the development of a 1,650 MW natural gas-fired power plant planned to be built in the PJM electricity region by a privately held business development firm. Included in the consideration for our commitment of financial support, the project development entity and GPS agreed to negotiate on an exclusive basis and enter into a contract for the provision of turnkey EPC services to the project. The value of this project has not been added to our backlog. If the development effort for this project remains on schedule, the development phase would be completed during calendar year 2019.

Income Tax Reform

The Act, which was signed into law on December 22, 2017, significantly changes tax law in the United States by, among other items, reducing the federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018).  At this time, we expect that our future effective tax rate will decrease meaningfully due to the Act. However, certain modifications of the Act will negatively impact our future effective tax rate, including the elimination of the domestic production activities deduction and the expansion of the limitation on the deductibility of certain executive compensation. The full effects of these changes will be reflected for the first time in income tax expense for the reporting periods included in the year ending January 31, 2019. The effect of the federal income tax rate change on our deferred taxes, a favorable adjustment of approximately $0.8 million, was reflected in our consolidated financial statements as of January 31, 2018.

Goodwill Impairment

Revenues of TRC declined during the year ended January 31, 2018 and it reported operating losses for the year.  In our current year third quarter financial filing on Form 10-Q, we alerted stockholders that we may be required to record an impairment loss related to the goodwill of TRC in the fourth quarter of the current year up to an amount of $5.5 million subject to the completion of a full business valuation. TRC’s management completed a reforecasting of its future financial results which provided essential data for the required annual goodwill assessment of TRC as of November 1, 2017. The forecast presents a less favorable outlook for TRC than in the past. With the decreased results of Fiscal 2018 and the less favorable outlook for TRC, our full valuation, blending the results of income and market approaches, indicated that the carrying value of the business exceeded its fair value. As a result, TRC recorded an impairment loss during Fiscal 2018 of approximately $0.6 million.

Market Outlook

The total annual amount of electricity generated by utility-scale facilities in the United States in each of the last 10 years has not surpassed the total amount generated in the peak power generation year of 2007. For calendar year 2017, the total amount of electricity generation was approximately 97% of the level for 2007. Total electric power generation from all sources has decreased slightly over the past three years. Power demand gains related to economic growth and population increases have been offset by the effects of private electricity generation and energy efficiency advances. However, the base-case outlook recently published by the U.S. Energy Information Administration (the “EIA”) forecasts an annual increase in power generation for 2018 and steady growth through 2050 with average annual increases of a bit less than 1% per year.

The share of total utility-scale electricity generation from natural gas in the United States fell from 34% in 2016 to about 32% in 2017 as a result of marginally higher natural gas prices and increased generation from renewables. Coal’s generation share remained the same in 2017 as in 2016, about 30%. EIA expects the share of total utility-scale electricity generation from natural gas-fired power plants in the United States to rise from 32% in 2017 to 34% in both 2018 and 2019. The generation share from coal in both 2018 and 2019 is forecast to average 29%, down from 30% in 2017. The nuclear share was 20% in 2017 and is forecast to average 20% in 2018 and 19% in 2019. Non-hydropower renewables (i.e., wind and solar) provided slightly less than 10% of electricity generation in 2017 and are expected to provide 10% in 2018 and nearly 11% in 2019. The generation share of hydropower was over 7% in 2017 and is forecast to fall below 7% in both 2018 and 2019. The EIA also forecasts steady growth for natural gas-fired electricity generation through 2050 with average annual increases of 1.3% per year.

Between 2011 and 2016, nearly 60 GW of net coal-fired capacity was retired, partly as a result of new mercury and air-toxics standards. Most of the retired plants were older, smaller, less efficient coal-fired power plants. However, announcements by electric utilities of the retirement of coal-fired power plants continue, citing the availability of cheap natural gas, existing environmental regulations and the significant costs of refurbishment and relicensing. EIA forecasts that coal-fired generating capacity will decrease by another 65 GW by 2030, even without adoption of the Clean Power Plan. Almost 5 GW of nuclear capacity has been retired over the last four to five years. The future of new nuclear power plant construction has been further clouded with the bankruptcy of Westinghouse, one of the few major nuclear providers of fuel, services, technology, plant design and equipment. Several utilities have made the decisions to either abandon construction or development of nuclear projects, leaving just one site under construction today (the Vogtle plant units 3 and 4) in the United States.

The retirements of coal and nuclear plants typically result in the need for new capacity, and new natural gas-fired plants are relatively cheaper to build than coal, nuclear, or renewable plants, they are substantially more environmentally friendly than conventional coal-fired power plants, and they represent the most economical way to meet base loads and peak demands. Relatively clean burning, cost-effective and reliable, the benefits of natural gas as a source of power generation are compelling. As the use of coal declines, the use of nuclear energy stalls, the integration of increasing amounts of wind and solar power into energy grids continues, power providers should continue to value gas-fired electricity generation, including when needed to support intermittent renewable energy supplies.

Current projections of future natural gas-fired power generation assume the sustained increase in domestic natural gas production, which should lead to stable natural gas prices continuing into the future, including the near term. For example, the Henry Hub natural gas spot price is forecast to be slightly less in January 2020 than it was in January 2017. The availability of competitively priced natural gas, the significant increases in the efficiency of combined cycle power plants, the existence of certain programs encouraging renewable fuel use, and the implementation of a series of environmental rules, primarily directed toward the reductions of air pollution and the emissions of greenhouse gases, should further reduce future coal use and continue to increase the share of the power generation mix represented by natural gas-fired power plants. By 2050, the base-case of the EIA forecasts that electricity generated by natural gas-fired power plants will represent 35% of the generation mix. It is true that the share of the mix represented by wind farms and solar fields are predicted to grow dramatically with accelerate growth in the near term boosted by extended tax credits; solar photovoltaic growth is predicted to continue throughout the forecast period as costs continue to decrease. Nonetheless, natural gas is predicted to be a top choice for new electricity generation plants in the future primarily due to low natural gas prices and the scheduled expiration of renewable energy tax credits.

As a result, we believe that the future prospects for natural gas-fired power plant construction are generally favorable as natural gas has become the primary source for power generation in our country. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to the boom in natural gas supply. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions. As indicated above, the demand for electric power in this country is expected to grow steadily over the long term. Demands for electricity, the ample supply of natural gas, and the continuing retirement of inefficient and old coal and nuclear energy plants, should result in natural gas-fired energy plants representing a substantial portion of new power generation additions in the future and an increased share of the power generation mix. In summary, the development of natural gas-fired power generation facilities in the United States should continue to provide construction opportunities for us, although the pace of new opportunities emerging may be restrained in the near term as discussed above.

We have been successful in the completion of our EPC and other projects. Our four largest EPC projects continue to progress beyond the peak construction phases of their project life-cycles and toward completion. Consequently, the level of revenues associated with each one will continue to decline.

We are disappointed that we did not add a new major EPC contract to our backlog during Fiscal 2018. However, as identified above, we announced in March 2018 that GPS has entered into an EPC services contract with an affiliate of NTE, to construct a 475 MW state-of-the-art natural gas-fired power plant in Reidsville, North Carolina, which is located in Rockingham County. We expect to add the contract value of this project to project backlog in our first fiscal quarter ending April 30, 2018.

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

Comparison of the Results of Operations for the Years Ended January 31, 2018 and 2017

We reported net income attributable to our stockholders of $72.0 million, or $4.56 per diluted share, for Fiscal 2018. For the prior year, we reported a comparable net income amount of $70.3 million, or $4.50 per diluted share. The following schedule compares our operating results for Fiscal 2018 and Fiscal 2017 (dollars in thousands).

	Years Ended January 31,
	2018	2017	$ Change	% Change
REVENUES
Power industry services	$814,544	$586,628	$227,916	38.9%
Industrial fabrication and field services	65,303	78,994	(13,691)	(17.3)
Telecommunications infrastructure services	12,968	9,425	3,543	37.6
Revenues	892,815	675,047	217,768	32.3
COST OF REVENUES
Power industry services	675,362	452,599	222,763	49.2
Industrial fabrication and field services	58,283	68,354	(10,071)	(14.7)
Telecommunications infrastructure services	9,845	7,383	2,462	33.3
Cost of revenues	743,490	528,336	215,154	40.7
GROSS PROFIT	149,325	146,711	2,614	1.8
Selling, general and administrative expenses	41,764	32,478	9,286	28.6
Impairment losses	584	1,979	(1,395)	(70.5)
INCOME FROM OPERATIONS	106,977	112,254	(5,277)	(4.7)
Other income, net	5,648	2,278	3,370	147.9
INCOME BEFORE INCOME TAXES	112,625	114,532	(1,907)	(1.7)
Income tax expense	40,279	37,106	3,173	8.6
NET INCOME	72,346	77,426	(5,080)	(6.6)
Net income attributable to non-controlling interests	335	7,098	(6,763)	(95.3)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$72,011	$70,328	$1,683	2.4%

Revenues

Power Industry Services

The revenues of the power industry services business increased by $227.9 million to $814.5 million for Fiscal 2018 compared with revenues of $586.6 million for the prior year, representing an increase of 39% between years. The revenues of this business represented approximately 91% of consolidated revenues for Fiscal 2018, and approximately 87% of consolidated revenues for the prior year. The increase in revenues for the power industry services segment primarily reflected the ramped-up, peak and post-peak construction activities of four natural gas-fired power plant construction projects, which represented $747.5 million, or 84%, of consolidated revenues for Fiscal 2018. The percent-complete for these four projects ranged from 83% to 92% as of January 31, 2018.

Last year, the combined revenues associated with these four projects, which were all in their earlier phases, represented $465.8 million, or 69%, of consolidated revenues. Construction activity related to two other natural-gas fired power plant projects that were completed last year represented 14% of consolidated revenues for Fiscal 2017.  In addition, revenue for APC increased substantially during Fiscal 2018, primarily due to revenues of $12.2 million associated with the initial construction activity for two power plant projects in the United Kingdom.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services segment decreased by 17%, or $13.7 million, to $65.3 million for Fiscal 2018 compared with revenues of $79.0 million for the prior year. The largest portion of TRC’s revenues were provided by industrial field services. The decrease in revenues is primarily attributable to revenues included in the prior year period associated with large loss projects with former customers that were in-process on the date of our acquisition of TRC and which were primarily completed during the prior year.

Telecommunications Infrastructure Services

The revenues of this reportable business segment (representing the business of SMC) increased by $3.5 million, or 38%, to $13.0 million during Fiscal 2018 compared with revenues of $9.4 million for the prior year, as SMC has been successful in increasing the revenues related to both outside premises, including $5.2 million related to a fiber-to-the-home project for a municipal customer, and inside premises projects.

Cost of Revenues

Due primarily to the substantial increase in consolidated revenues for Fiscal 2018, compared with consolidated revenues for the prior year, the corresponding consolidated cost of revenues also increased. These costs were $743.5 million and $528.3 million for Fiscal 2018 and Fiscal 2017, respectively. Gross profit amounts for the corresponding years were $149.3 million and $146.7 million, respectively. The Company’s overall gross profit percentages of revenues were 16.7% and 21.7% for Fiscal 2018 and Fiscal 2017, respectively. The decline in the percentage between years reflected the favorable achievement of contractual final completion of two natural gas-fired power plant projects last year which eliminated a number of significant risks and the related estimated costs associated with them, resulting in increased gross margins.

The current year gross profit percentage primarily reflects execution on the ramped-up, peak and post-peak construction activities of four natural gas-fired power plant projects of GPS. However, while all of these projects are progressing, certain of the natural gas-fired power plant projects have experienced meaningful increased labor and subcontractor costs to amounts greater than originally estimated. The increases in forecasted costs to complete these contracts and the corresponding reductions in the amounts of forecasted gross margins resulted in a reduction to consolidated gross profit being recognized during the latter half of the year. The gross profit percentage increased at APC and SMC and decreased at TRC, resulting in a net aggregate gross profit percent decrease of 1.0% of the combined revenues of the non-GPS entities between the years.

Selling, General and Administrative Expenses

These costs were $41.8 million and $32.5 million for Fiscal 2018 and 2017, respectively, representing approximately 4.7% and 4.8% of consolidated revenues for the corresponding years, respectively. Approximately $5.6 million of the increase between the years was due to an overall increase in salaries and incentive compensation costs driven by increased operations and project work, primarily at GPS and APC. In addition, stock option compensation expense increased by approximately $2.3 million between the years, primarily due to increased market prices of our common stock at the date that the majority of the corresponding stock options were granted. The remaining $1.4 million increase from Fiscal 2017 to Fiscal 2018 related to increased contributions to employee retirement plans, employee separation costs and other expenses partially offset by a decrease in bad debt expense.

Impairment Losses

As indicated above, the revenues of TRC declined for Fiscal 2018 and it reported operating losses during the year.  As indicated in our current year third quarter financial filing, we noted that we may be required to record an impairment loss related to the goodwill of TRC in the fourth quarter of the current year subject to the completion of a full valuation. TRC’s management completed a reforecasting of its future financial results which provided essential data for the required annual goodwill assessment of TRC as of November 1, 2017. The forecast presents a less favorable outlook for TRC than in prior years. With the decreased results in Fiscal 2018 and less favorable outlook for TRC, our full valuation, reflecting a blend of results determined by several income and market approaches, indicated that the carrying value of the business exceeded its fair value. As a result, TRC recorded an impairment loss during Fiscal 2018 of approximately $0.6 million.

Last year, the revenues of APC declined and it reported operating losses. In July 2016, work was suspended on APC’s largest project at the time, which represented over 90% of APC’s project backlog. Additionally, APC’s primary market is in the United Kingdom, which voted to leave the European Union on June 23, 2016 (“Brexit”). The resulting pound sterling drop, financial market uncertainty and recessionary pressures were thought to likely impact the availability of financing for future power plant developments. Given these circumstances, analyses were performed mid-year in order to determine whether an impairment loss related to goodwill had been incurred. Using income and market approaches, the assessment analysis indicated that the carrying value of the business exceeded its fair value at that time. As a result, APC recorded an impairment loss during the year ended January 31, 2017 of approximately $2.0 million.

Income Tax Expense

For Fiscal 2018, we recorded income tax expense of $40.3 million reflecting an annual effective income tax rate of approximately 35.8%.  The annual income tax rate is higher than our blended federal income tax rate of 33.8% for Fiscal 2018 due primarily to the $5.0 million unfavorable effect of state income taxes, offset partially by the favorable $3.2 million effect of the domestic production activities deduction and by the excess income tax benefit associated with stock options exercised during Fiscal 2018 with a favorable effect of $0.9 million. The latter benefit declined significantly between years as the volume of stock option exercises decreased in Fiscal 2018. In recent years, we also obtained substantial benefit from the exclusion of income attributable to the non-controlling interests in joint ventures which are consolidated for financial reporting purposes (see the next paragraph); for Fiscal 2018, the income tax benefit of the exclusion was only $0.1 million due to the substantial wind-up of activities by the joint ventures.

For Fiscal 2017, we recorded income tax expense of $37.1 million resulting in an annual effective income tax rate of 32.4%. This annual rate differed from the expected federal income tax rate of 35.0% due to the net favorable effect of the amounts of permanent differences for the year. Most significantly, favorable permanent differences related to 1) the treatment of the excess income tax benefits associated with stock options exercised during Fiscal 2017, 2) the domestic production activities deduction and 3) the exclusion from taxable income of the income attributable to non-controlling interests which reduced income tax expense for Fiscal 2017 by $5.0 million, $2.9 million and $2.5 million, respectively. The unfavorable effect of state income taxes, net of federal income tax benefit, was $4.0 million. The unfavorable effects of other permanent differences for Fiscal 2017 included the exclusions of certain executive compensation and portions of certain meals, entertainment and out-of-town living expenses which were $1.0 million and $0.7 million, respectively. In addition, the foreign income tax rate differential effect of the loss of APC for Fiscal 2017 was unfavorable in the amount of $0.9 million. Other adjustments and differences provided a net unfavorable effect on income tax expense for Fiscal 2017 in the amount of $0.8 million.

Net Income Attributable to Non-controlling Interests

As discussed in Note 4 to the accompanying consolidated financial statements, we entered separate construction joint ventures related to two natural gas-fired power plant projects. Because we have financial control, the joint ventures are included in our consolidated financial statements. Our joint venture partner’s share of the earnings is reflected in the line item captioned net income attributable to non-controlling interests included in the accompanying statements of earnings for Fiscal 2018 and Fiscal 2017 in the amounts of $0.3 million and $7.1 million, respectively. The reduction in the amount between years primarily reflected the contractual completion of the projects last year, with the provision of warranty services being the primary remaining obligations of the joint ventures.

Comparison of the Results of Operations for the Years Ended January 31, 2017 and 2016

We reported net income attributable to our stockholders of $70.3 million, or $4.50 per diluted share, for Fiscal 2017. For Fiscal 2016, we reported a comparable net income amount of $36.3 million, or $2.42 per diluted share. The following schedule compares our operating results for Fiscal 2017 and Fiscal 2016 (dollars in thousands).

	Years Ended January 31,
	2017	2016	$ Change	% Change
REVENUES
Power industry services	$586,628	$387,636	$198,992	51.3%
Industrial fabrication and field services	78,994	15,260	63,734	417.7
Telecommunications infrastructure services	9,425	10,379	(954)	(9.2)
Revenues	675,047	413,275	261,772	63.3
COST OF REVENUES
Power industry services	452,599	290,823	161,776	55.6
Industrial fabrication and field services	68,354	15,527	52,827	340.2
Telecommunications infrastructure services	7,383	7,460	(77)	(1.0)
Cost of revenues	528,336	313,810	214,526	68.4
GROSS PROFIT	146,711	99,465	47,246	47.5
Selling, general and administrative expenses	32,478	25,060	7,418	29.6
Impairment loss	1,979	—	1,979	NM
INCOME FROM OPERATIONS	112,254	74,405	37,849	50.9
Other income, net	2,278	1,101	1,177	106.9
INCOME BEFORE INCOME TAXES	114,532	75,506	39,026	51.7
Income tax expense	37,106	25,302	11,804	46.7
NET INCOME	77,426	50,204	27,222	54.2
Net income attributable to non-controlling interests	7,098	13,859	(6,761)	(48.8)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$70,328	$36,345	$33,983	93.5%

NM = Not Meaningful

Revenues

Power Industry Services

The revenues of the power industry services business increased by $199.0 million to $586.6 million for Fiscal 2017, compared with revenues of $387.6 million for Fiscal 2016, representing an increase of 51% between years. The revenues of this business represented approximately 87% of consolidated revenues for Fiscal 2017, and approximately 94% of consolidated revenues for Fiscal 2016. The increase in revenues for the power industry services segment was primarily the result of a more than eight-fold increase in revenues earned from the activities associated with four EPC projects as they ramped up construction activities in Fiscal 2017. Two gas-fired power plant projects provided 68% less revenues in Fiscal 2017 as they reached final completion during that year. In Fiscal 2016, the combined revenues associated with these two power plant projects represented approximately 73% of consolidated revenues. In addition, Fiscal 2017 included a full year of revenues for APC compared to Fiscal 2016 (which represented approximately eight months of revenues). Fiscal 2016 revenues also included project development success fees in the amount of $4.3 million.

Industrial Fabrication and Field Services

Fiscal 2017 represented the first full year of activity for this reportable segment, with revenues of $79.0 million, as we acquired TRC on December 4, 2015. For Fiscal 2016, the revenues from this business reflected less than two months of our ownership.

Telecommunications Infrastructure Services

The revenues of this business segment decreased by $1.0 million, or 9%, during Fiscal 2017 when compared to the prior year. During Fiscal 2016, revenues earned in connection with underground cabling work performed at multiple commuter train stations for the Maryland Transportation Administration was completed; it represented approximately 29% of SMC’s revenues for that year. There was no corresponding project for Fiscal 2017.

Cost of Revenues

Due to the increase in consolidated revenues for Fiscal 2017, compared with consolidated revenues for the prior year, the corresponding consolidated cost of revenues also increased. These costs were $528.3 million and $313.8 million for Fiscal 2017 and Fiscal 2016, respectively. Gross profit amounts for the corresponding years were $146.7 million and $99.5 million, respectively. The Company’s overall gross profit percentages of revenues were 21.7% and 24.1% for Fiscal 2017 and Fiscal 2016, respectively. Our overall gross profit percentages were lower in Fiscal 2017 when compared to Fiscal 2016 due to the new EPC projects of GPS and the addition of APC and TRC. However, for both fiscal years, gross profits were elevated due to the similarities of the two natural gas-fired power plant projects and by their approaching contractual final completion dates. As a result, we mitigated a number of significant risks and were able to reduce the related estimated costs associated with them, resulting in increased gross margins at that time.

Selling, General and Administrative Expenses

These costs increased by $7.4 million to $32.5 million for Fiscal 2017 from $25.1 million for Fiscal 2016. This increase primarily reflected the addition of a full year of selling, general and administrative costs for APC and TRC which were $9.3 million combined for Fiscal 2017, compared to $3.4 million in the prior year. The remaining net increase of $1.5 million between periods related mostly to incentive compensation expense associated with EPC projects completed during Fiscal 2017 and additional human resource costs incurred in Fiscal 2017 related to the increased project work. These costs for Fiscal 2017 also included a provision for uncollectible accounts, most of which related to project development loans made in prior years, in the amount of $1.2 million. Overall, selling, general and administrative expense amounts were 4.8% and 6.1% of revenues for Fiscal 2017 and Fiscal 2016, respectively.

Impairment Loss

As discussed above, APC recorded a goodwill impairment loss of approximately $2.0 million that was reflected in the consolidated statement of earnings for Fiscal 2017. No impairment loss was incurred or recorded during Fiscal 2016.

Income Tax Expense

For Fiscal 2017, we recorded income tax expense of $37.1 million resulting in an annual effective income tax rate of 32.4%. This annual rate differed from the expected federal income tax rate of 35.0% due to the net favorable effect of the amounts of permanent differences for the year. Most significantly, favorable permanent differences related to 1) the treatment of the excess income tax benefits associated with stock options exercised during Fiscal 2017, 2) the domestic manufacturing deduction and 3) the exclusion from taxable income of the income attributable to non-controlling interests which reduced income tax expense for Fiscal 2017 by $5.0 million, $2.9 million and $2.5 million, respectively. The unfavorable effect of state income taxes, net of federal income tax benefit, was $4.0 million. The unfavorable effects of other permanent differences for Fiscal 2017 included the exclusions of certain executive compensation and portions of certain meals, entertainment and out-of-town living expenses which were $1.0 million and $0.7 million, respectively. In addition, the foreign income tax rate differential effect of the loss reported by APC for Fiscal 2017 was unfavorable in the amount of $0.9 million. Other adjustments and differences provided a net unfavorable effect on income tax expense for Fiscal 2017 in the amount of $0.8 million.

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

Net Income Attributable to Non-controlling Interests

As discussed above, our construction joint ventures are included in our consolidated financial statements. Our joint venture partner’s share of the earnings is reflected in the line item net income attributable to non-controlling interests of the accompanying statements of earnings for Fiscal 2017 and Fiscal 2016 in the amounts of $7.1 million and $13.9 million, respectively. The reduction between years primarily reflects decreased end-of-project activity and the completion of the two gas-fired power projects during Fiscal 2017 as compared to greater activity in the prior year.

Liquidity and Capital Resources as of January 31, 2018 and 2017

As of January 31, 2018 and 2017, our balances of cash and cash equivalents were $122.1 million and $167.2 million, respectively. During this same period, our working capital increased by $64.6 million to $301.8 million as of January 31, 2018 from $237.2 million as of January 31, 2017.

The net amount of cash used by operating activities during Fiscal 2018 was $72.8 million. Even though net income for the period, including the favorable adjustments related to non-cash expense items, provided cash in the total amount of $80.1 million, cash used in operations exceeded this amount primarily due to the effects of four major EPC projects. Because these projects are well past the peak of their respective milestone billing schedules, we experienced a net decrease during the current year in the amount of billings on current projects in excess of corresponding costs and estimated earnings, which represented a use of cash in the amount of $102.5 million. In general, we expect this unfavorable cash-flow trend to continue until the projects are completed and new EPC projects are added to the backlog. Primarily due to increasing project owner retainage amounts on current construction contracts, accounts receivable increased during Fiscal 2018, which represented a use of cash in the amount of $39.6 million. Other uses of cash included increased prepaid expenses and other assets of $4.6 million, primarily reflecting increased income tax payments, and decreased accounts payable and accrued expenses in the amount of $6.2 million, primarily reflecting the run-off of our warranty obligations related to power plants completed in prior years.

Our primary source of this cash during Fiscal 2018 was the net maturity of short-term investments (certificates of deposit issued by our Bank, or CDs) in the amount of $45.0 million. In addition, the exercise of options to purchase 109,500 shares of our common stock provided us with cash proceeds in the approximate amount of $3.2 million. Non-operating activity cash uses included primarily the payment of a cash dividend of $15.5 million. During the current year, we also used cash as our consolidated joint ventures made distributions to our joint venture partner in the total amount of $1.2 million. Our operating subsidiaries used cash during the current year in the amount of $4.8 million for capital expenditures and GPS funded $1.5 million in development loans to various power facility project development entities. As of January 31, 2018, there were no restrictions with respect to inter-company payments from GPS, TRC, APC or SMC to the holding company.

During Fiscal 2017, our combined balance of cash and cash equivalents increased by $6.3 million to $167.2 million as of January 31, 2017 from a balance of $160.9 million as of January 31, 2016. During this same year, our working capital increased by $74.3 million to $237.2 million as of January 31, 2017 from $162.9 million as of January 31, 2016.

Net income for Fiscal 2017, including the favorable adjustments related to noncash expense items, provided cash in the total amount of $86.7 million. In addition, we experienced a net decrease of $9.2 million in accounts receivable during the year primarily due to the receipt of retainages on two power plant projects as we achieved contractual final completion during the year. We had a net increase of $104.3 million in the amount of billings on uncompleted projects that temporarily exceeds the corresponding amounts of costs and estimated earnings, which primarily reflected the activities of GPS on four EPC contracts. Our net accounts payable and accrued expenses were also impacted with increased activities on these projects performed by our subcontractors and suppliers, which increased this balance by $59.5 million during Fiscal 2017. Primarily due to these factors, the net amount of cash provided by operating activities for Fiscal 2017 was $259.0 million. During Fiscal 2017, the exercise of options to purchase 621,750 shares of our common stock also provided us with cash proceeds in the amount of $15.9 million.

Our primary use of this cash during Fiscal 2017 was the net purchase of CDs in the amount of $241.0 million. Additionally, we paid a cash dividend of $15.3 million during the year and our consolidated joint ventures made distributions to our joint venture partner in the total amount of $9.5 million. We also used cash during Fiscal 2017 for capital expenditures by the operating subsidiaries in the total amount of $2.8 million.

On May 15, 2017, we entered into the Credit Agreement with the Bank as the lender which replaced a predecessor agreement and modified its features to, among other things:

•                  increase the Bank’s lending commitment amount from $10.0 million to $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 2.00%;

•                  add an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions; and

•                  extend the maturity date three years from May 31, 2018 to May 31, 2021.

As with the predecessor agreement, we have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank will continue to require that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of January 31, 2018 and 2017, we were compliant with the financial covenants of the Credit Agreement and the predecessor agreement, respectively.

We may use the borrowing ability to cover other credit issued by the Bank for our use in the ordinary course of business. As of January 31, 2018, we had approximately $18.9 million of credit outstanding under the Credit Agreement, primarily to support our APC activities.  However, we had no outstanding borrowings.

In addition, the commercial bank that has supported the activities of TRC issued an outstanding irrevocable letter of credit on its behalf in the amount of $0.4 million with a current expiration date in November 2018.

At January 31, 2018, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in U.S. Treasury obligations and repurchase agreements secured by United States Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Republic of Ireland and insignificant bank accounts in other countries in support of the operations of APC.

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

Contractual Obligations

Contractual obligations outstanding as of January 31, 2018 are summarized below (dollars in thousands):

	Amount of Commitment Expiration per Period
	Less Than			Over 5	Total
Contractual Obligations	One Year	1-3 Years	4-5 Years	Years	Commitment
Operating leases	$666	$600	$261	$143	$1,670
Purchase commitments (1)	3,827	98	61	—	3,986

Totals	$4,493	$698	$322	$143	$5,656

(1)              Amounts represent primarily service arrangements. Commitments pursuant to purchase orders and subcontracts related to construction contracts are not included as such amounts are expected to be funded under contract billings. We have no significant obligation for materials or subcontract services beyond those required to complete contracts awarded to us.

Off-Balance Sheet Arrangements

We maintain a variety of commercial commitments that are generally made available to provide support for various commercial provisions in the engineering, procurement and construction contracts. For certain projects, we are required by project owners to provide guarantees related to our services or work. If our services under a guaranteed project would not be completed or would be determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such guarantee losses.

In the ordinary course of business, our customers may request that we obtain surety bonds in connection with construction contract performance obligations that are not required to be recorded in our consolidated balance sheets. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. We have a line of credit committed by the Bank in the amount of $50.0 million for general purposes. The Company may also use the borrowing ability to cover standby letters of credit issued by the Bank for the Company’s use in the ordinary course of business. As of January 31, 2018, the Company had approximately $18.9 million of credit outstanding under the Credit Agreement, but no borrowings.

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of January 31, 2018, the total amount of outstanding surety bonds issued under such arrangements was $11.1 million.

As is common in our industry, EPC contractors execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of executing a project or program for a project owner. These teaming arrangements are generally dissolved upon completion of the project or program. In addition, as discussed previously, we may obtain interests in VIEs formed by its owners for a specific purpose.

We have financial control of the construction joint ventures formed for the purpose of building two power plants, which were completed in Fiscal 2017 and are currently in their respective warranty periods. As such, the accounts of the joint ventures are included in our consolidated financial statements for the years since their formations.

We considered ourselves to be the primary beneficiary of VIEs formed by an independent firm for the purposes of developing three natural gas-fired power plants. In agreements negotiated with the developer, we provided substantial portions of the funding for these efforts. During these periods, we included the accounts of the VIEs in our consolidated financial statements. Subsequently, substantial ownership interests in each entity were sold and construction financing was arranged for each project in separate transactions. The most recent transaction occurred during Fiscal 2016 (see the discussion of variable interest entities included in Note 4 to the accompanying consolidated financial statements). In each case, we deconsolidated the VIE when we were no longer providing financial support.

We entered into a similar support arrangement with an independent firm in connection with a power plant development opportunity in January 2018 and we may enter into other support arrangements in the future in connection with power plant development opportunities when we are confident that financing will lead to the award of the corresponding EPC contracts.

In connection with the January 2018 support arrangement, we are deemed to be the primary beneficiary of a VIE that is in the early stages of development efforts for the construction of a new natural gas-fired power plant. Although the account balances of the VIE are not material, they are included in the consolidated financial statements as of January 31, 2018.

Inflation

Our monetary assets, consisting primarily of cash, cash equivalents and accounts receivables, and our non-monetary assets, consisting primarily of goodwill and other purchased intangible assets, are not affected significantly by inflation. We believe that replacement costs of our building, improvements, equipment and furniture will not materially affect our operations. However, the rate of inflation affects our costs and expenses, such as those for employee compensation and benefits and commodities used in construction projects, which may not be readily recoverable in the price of previously contracted services offered by us.

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

As EBITDA is not a measure of performance calculated in accordance with accounting principles generally accepted in the United States (“US GAAP”), we do not believe that this measure should be considered in isolation from, or as a substitute for, the results of our operations presented in accordance with US GAAP that are included in our consolidated financial statements. In addition, our EBITDA does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.

The following tables present the determinations of EBITDA for the years ended January 31, 2018, 2017 and 2016, respectively (amounts in thousands).

	2018	2017	2016

Net income, as reported	$72,346	$77,426	$50,204
Interest expense	—	—	211
Income tax expense	40,279	37,106	25,302
Depreciation	2,779	2,043	779
Amortization of purchased intangible assets	1,032	1,163	531
EBITDA	116,436	117,738	77,027
Noncontrolling interests -
Net income	335	7,098	13,859
Interest expense	—	—	219
Income tax expense	—	—	44
EBITDA of noncontrolling interests	335	7,098	14,122
EBITDA attributable to the stockholders of Argan, Inc.	$116,101	$110,640	$62,905

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows (used in) provided by operating activities that are presented in our consolidated statements of cash flows for Fiscal 2018, Fiscal 2017 and Fiscal 2016 (amounts in thousands).

	2018	2017	2016
EBITDA	$116,436	$117,738	$77,027
Current income tax expense	(40,343)	(35,869)	(21,881)
Impairment losses	584	1,979	—
Interest expense	—	—	(211)
Stock option compensation expense	4,651	2,344	2,374
Other noncash items	(1,248)	517	(242)
(Increase) decrease in accounts receivable	(39,587)	9,217	(12,194)
Increase in prepaid expenses and other assets	(4,574)	(668)	(2,751)
(Decrease) increase in billings in excess of costs and estimated earnings, net	(102,548)	104,264	(62,958)
(Decrease) increase in accounts payable and accrued expenses	(6,164)	59,522	(12,196)
Net cash (used in) provided by operating activities	$(72,793)	$259,044	$(33,032)

Critical Accounting Policies

Descriptions of the Company’s significant accounting policies, including those discussed below, are included in Note 1 to the accompanying consolidated financial statements for the year ended January 31, 2018. We consider the accounting policies related to revenue recognition on long-term construction contracts; the accounting for business combinations, the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in arriving at estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

Revenue Recognition

We enter into EPC and other long-term construction contracts principally on the basis of competitive bids or in conjunction with our support of the development of power projects. The types of contracts may vary and include agreements under which revenues are based on a fixed-price, time and materials and cost-plus-fee basis. All of the current EPC-type contracts of our power industry services reporting segment, and certain contracts awarded to our other companies, are fixed-price contracts for which revenues are recognized on the percentage-of-completion method. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. This requires us to prepare on-going estimates of the costs to complete each contract as the project progresses. In preparing these estimates, we make significant judgments and assumptions concerning our significant costs, including materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors. Revenues from cost-plus-fee construction agreements are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Components of fee based on our achievement of certain cost or schedule objectives are included when we believe it is probable that such amounts have been earned. As presented in Note 18 to the accompanying consolidated financial statements, the gross profit determined and reported for the power industry services business segment and its performance on long-term contracts during the year ended January 31, 2018 was $139.2 million.

Actual costs may vary from the costs we estimate. Variations from estimated contract costs, along with other risks inherent in fixed-price contracts, may result in actual revenues and gross profits differing from those we estimate and could result in losses on projects or other significant unfavorable impacts on our operating results for any fiscal quarter or year. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. No such significant loss was identified by us during the years ended January 31, 2018, 2017 or 2016. However, significant losses on certain contracts were recognized by TRC prior to our acquisition on December 4, 2015. We review the estimate of total cost on each company’s significant contracts monthly. We believe our exposure to losses on fixed price contracts at each company going forward is limited by our management’s experience in estimating contract costs and in making early identification of unfavorable variances as work progresses.

Unpriced change orders, which represent contract variations for which we have project owner directive for additional work or authorization for scope changes but not for the price associated with the corresponding change, are reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. The total amount of unpriced change orders included in contract value amounts used to determine revenues as of January 31, 2018 was $9.3 million. Amounts of identified change orders that are not yet considered probable as of the corresponding balance sheet date are excluded from forecasted revenues. Actual costs related to change orders are expensed as they are incurred. Contract results may be impacted by estimates of the amounts of change orders that we expect to receive. The effects of any resulting revisions to revenues and estimated costs can be determined at any time and they could be material. In general, claims that are unapproved in regard to both scope and price are reflected in revenues only when an agreement on the amount has been reached with the project owner.

Our long-term contracts typically have schedule dates and other performance obligations that, if not achieved, could subject us to liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by achievement of a specified level of output or efficiency. Each contract defines the conditions under which a project owner may make a claim for liquidated damages. However, in some instances, potential liquidated damages are not asserted by a project owner, but may be considered during the negotiation or settlement of claims and the close-out of a contract. In general, we consider potential liquidated damages, the costs of other related items and potential mitigating factors in determining the adequacy of our estimates of completed contract costs.

In addition to revenues related to the core services provided by the power industry services segment, we received success fees associated with project development services in the aggregate amount of $4.3 million during the year ended January 31, 2016, as presented in Note 1 to the accompanying consolidated financial statements. No such fees were realized during the years ended January 31, 2018 or 2017. As we were not relieved of our responsibility to provide working capital funding for the project started by the project developer (our primary responsibility under the related development agreement) until the closing of its purchase by a third party, and as this project did not have the means to pay development success fees until the financial closing occurred, we did not consider the development success fee related to this project to be earned or realizable until we received payment of the fees at the closing of the purchase. Accordingly, we recognized the fees related to this project at the time of its closing.

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

At January 31, 2018, the goodwill balances related to the acquisitions of GPS, TRC and APC were $18.5 million, $13.8 million and $2.0 million, respectively, which together represented approximately 5.7% of consolidated total assets. The Company customarily reviews the carrying value of goodwill for impairment annually as of November 1. We also perform tests for impairment of the goodwill more frequently if events or changes in circumstances indicate that its value might be impaired, as occurred with APC last year.

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment. Past guidance required a public entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeded its fair value, the entity performed Step 2 and compared the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment loss equal to the amount by which the carrying amount of goodwill for the unit exceeded the implied fair value of that goodwill was recorded. However, under the past guidance, the implied fair value of goodwill was required to be determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit was allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire it.

The new pronouncement removes the second step of the impairment test. An entity shall apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit. As permitted, we adopted the new standard early, effective February 1, 2017, and used the new guidance in the performance of the annual goodwill impairment tests performed as of November 1, 2017. The effect of the adoption of this new standard was not material to our consolidated financial statements.

The new standard did not change the simplified approach which allows us to first assess qualitative factors to determine whether it is necessary to perform the more complex quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The professional guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors.

As of November 1, 2017, we considered the significant excess of fair value over the carrying value of GPS that was determined four years ago, its continued strong financial performance during the years ended January 31, 2018, 2017 and 2016, its project backlog and other future business prospects and various other business environment and market conditions. We believe that it was more likely than not that the fair value of the GPS reporting unit exceeded its carrying value as of November 1, 2017. Therefore, completion of the two-step impairment assessment process was considered to be unnecessary as of November 1, 2017. No events associated with the business of GPS occurred in the period from the assessment date through January 31, 2018 that would cause us to reconsider that conclusion.

We performed a goodwill impairment assessment for TRC as of November 1, 2017 with the assistance of a professional business valuation firm. The carrying value of the goodwill for TRC is $14.4 million. It was determined that the fair value of TRC was slightly less than its carrying value and a goodwill impairment loss of approximately $0.6 million was recorded. The fair value amount for TRC as of November 1, 2017 reflected a weighting of results determined using various business valuation approaches. The majority of the weighted average fair value was based on the result of modeling discounted future cash flows of the business. Giving greater weight to the valuation method based on comparable public companies would have increased the final blended amount of fair value.

The discounted cash flows of TRC were based on a management forecast of operating results reflecting, most importantly, a meaningful increase in revenues for the year ending January 31, 2019. Thereafter, the forecast reflects annual growth in revenues that ranges from 3.0% to 8.3% over the following six-year period with forecasted annual operating income increasing from 3.8% of revenues for the year ending January 31, 2019 to 6.5% of revenues for the year ending January 31, 2025. Although the Company believes that the projected financial results are reasonable considering actual pre-acquisition levels of annual revenues earned by TRC and the current business prospects for TRC, any future results that would compare unfavorably with the projected results could result in a material impairment of the goodwill of TRC. In our opinion, no events related to TRC occurred during the fourth quarter of Fiscal 2018 that would cause us to perform a subsequent impairment assessment.

With the assistance of a professional business valuation firm, we performed a full assessment of the fair value of APC as of November 1, 2017. The result concluded that no additional impairment of goodwill had occurred as the operating results and business prospects of APC have improved. As discussed above and in Note 8 to the accompanying consolidated financial statements, we concluded that APC had suffered a goodwill impairment loss of approximately $2.0 million that was recorded during the second fiscal quarter last year. In our opinion, no events related to APC occurred during the fourth quarter of Fiscal 2018 that would cause us to perform a subsequent impairment assessment.

Deferred Tax Assets and Liabilities

Our consolidated balance sheets as of January 31, 2018 and 2017 included deferred tax liabilities in the amounts of $1.3 million and $1.2 million, respectively, and deferred tax assets in the amounts of $0.4 million and $0.2 million, respectively. The components of our deferred tax amounts are presented in Note 14 to the accompanying consolidated financial statements. These amounts reflect differences in the periods in which certain transactions are recognized for financial and income tax reporting purposes.

In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets, including those related to the net operating losses of TRC and APC that applicable income tax rules will allow us to use in order to offset future amounts of applicable operating income, depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences. If such estimates and assumptions regarding income amounts change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of earnings. At this time, we believe that the historically strong earnings performance of our power industry services segment, strengthening new business prospects for APC and benefits of certain income tax strategies will provide sufficient income during the periods when the deferred tax assets become deductible to utilize the applicable temporary income tax differences. Accordingly, we believe that it is more likely than not that we will realize the benefit of significantly all of our deferred tax assets.

Pursuant to current professional guidance for the accounting for income taxes, the reduction in the federal corporate income tax rate (see the discussion above and Note 14 to the accompanying consolidated financial statements) caused us to revalue our deferred taxes as of December 22, 2017. As a result, we recognized an income tax benefit of approximately $0.8 million that was reflected in the amount of income tax expense for the year ended January 31, 2018, and which represents our estimate of the impact of the change in the tax rate on our deferred taxes (deferred tax liabilities are greater than deferred tax assets).

Stock Options

We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of stock option awards and we recognize the corresponding expense amounts over the vesting periods which have typically been one year. However, the awards granted in January 2018 include three-year vesting periods. We expect that future awards will typically vest over three years with one-third of the vesting occurring on each anniversary date of the corresponding award.  Pursuant to our accounting, we will continue to record expense for the fair value of each stock option award ratably over the corresponding vesting period. Options to purchase 301,500, 270,000 and 300,000 shares of our common stock were awarded during the years ended January 31, 2018, 2017 and 2016, respectively, with weighted average fair value per share amounts of $13.55, $14.93 and $8.97, respectively. The amounts of compensation expense recorded during the corresponding years related to vesting stock options were $4.7 million, $2.3 million and $2.4 million, respectively.

We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations, which are disclosed in Note 13 to the accompanying consolidated financial statements and include the risk-free interest rate, dividend yield, the expected volatility of the market price of our common stock and the expected life of each stock option. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards. Historically, we used the “simplified method” in estimating the expected lives of awarded stock options as we believed that the amounts of fair value per share calculated based on these estimated lives were reasonable. However, we now believe that our stock option exercise activity, particularly over the last three to four years, has become sufficient to provide us with a reasonable basis upon which to estimate expected lives. Accordingly, the estimated expected life used in the determination of the fair value of each stock option awarded since January 2017 was approximately 3.3 years. The simplified method would have resulted in the use of 5.5 years for the estimated expected life of each of these stock options. The aggregate fair value of the initial group of stock options reflecting the lower expected life that were awarded in January 2017 was reduced by $0.8 million, or approximately 20%. For stock options awarded during the year ended January 31, 2018, the aggregate fair value was reduced by $0.9 million, or approximately 18%.

Variable Interest Entities

We must consolidate any VIEs in which we have variable interests if we are deemed to be the primary beneficiary of the VIE; that is, if we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date.

In the past, our evaluations have affirmed that, despite not having ownership interests in certain power plant development VIEs, GPS was the corresponding primary beneficiary due primarily to the significance of GPI’s loans to each entity, the risk that GPS could absorb significant losses if the development project was not successful, the opportunity for GPS to receive a development success fee and the commitment of the project developer in each case to award the large EPC contract for the construction of the power plant to GPS. As a result, the accounts of each VIE were included in our consolidated financial statements until each one substantially completed its successful project development efforts and financial support was thereafter provided substantially by a pending investor. At this point in the life of each VIE, we deconsolidated it. The most recent deconsolidation resulted in a pre-tax gain for Fiscal 2016 in the amount of $0.3 million.

As of January 31, 2018, we were deemed to be the primary beneficiary of a VIE that is in the early stages of a development effort for the construction of a new natural gas-fired power plant. Consideration for the engineering and financial support of GPS includes our receipt of the right to negotiate the corresponding turnkey EPC contract for the project on an exclusive basis. Although the account balances of the VIE were not material, we did include them in our consolidated financial statements as of January 31, 2018.

Legal Contingencies

We do become involved in legal matters where litigation has been initiated or claims have been made against us. At this time, we do not believe that any additional material loss is probable related to any of the current matters discussed herein. However, we do maintain accrued expense balances for the estimated amounts of legal costs expected to be billed related to each matter. We review the status of each matter and assess the adequacy of the accrued expense balances at the end of each fiscal quarter, and make adjustments to the balances if necessary. Should our assessments of the outcomes of these legal matters change, significant losses or additional costs may be recorded. On the other hand, the final outcome of a legal matter may result in the reversal of accrued liabilities established in prior periods. We believe that our accounting for legal contingencies during the three-year period ended January 31, 2018 has been appropriate. As discussed below, the resolution of certain significant legal matters during this period resulted in favorable adjustments to our consolidated financial statements.

As disclosed in Note 12 to the accompanying consolidated financial statements, on February 1, 2016, TRC was sued in Person County, North Carolina, by PPS, a former subcontractor, in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. PPS has placed liens on the property of the customers in several states where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Tennessee in the amount of $2.5 million. On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied. Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total approximately $2.2 million. The amounts invoiced by PPS are accrued by TRC and the corresponding liability amount was included in accounts payable in the consolidated balance sheets as of January 31, 2018 and 2017. TRC has not recorded an account receivable for the amounts it believes are owed to it by PPS. A mediation effort was attempted in 2016 but it was unproductive and an impasse was declared. In December 2017, an amended complaint was filed by the plaintiff and TRC filed an amended counterclaim. In anticipation of a trial, the discovery process has begun. We intend to defend against the claims of PPS and to pursue its claim against PPS. Due to the uncertainty of the ultimate outcomes of these legal proceedings, assurance cannot be provided by us that TRC will be successful in these efforts. We do not believe that resolution of the matters discussed above will result in additional loss with material negative effect on our consolidated operating results in a future reporting period.

GPS has a dispute with a former subcontractor on one of its power plant construction projects that is scheduled for binding arbitration in the coming months. The subcontractor, terminated for cause by GPS, has claimed damages of approximately $11.0 million. GPS has submitted a counterclaim for an amount related to the value of the subcontract completed by GPS. We cannot make an estimate of the amount or range of loss, if any, related to this matter. It is possible that resolution of the matter could result in a loss with a material negative effect on the Company’s consolidated operating results in a future reporting period.

Recently Issued Accounting Pronouncements

Note 2 to the accompanying consolidated financial statements includes descriptions of the two accounting pronouncements issued by the FASB that were pending as of January 31, 2018 and that we believe are materially relevant to our future financial reporting. These include Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which was issued in May 2014 and which has been amended multiple times, and ASU 2016-02, Leases, which was issued in February 2016. ASU 2014-09 represents an effort to create a new, principles-based revenue recognition framework for all companies that was adopted by us on February 1, 2018. ASU 2016-02, which will be adopted by us on February 1, 2019, will require the recognition on the balance sheet of all operating leases with terms greater than one year. Note 2 also describes our early adoption of ASU 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment, for the year ended January 31, 2018. The change to goodwill impairment assessment described therein was employed by us in our annual goodwill impairment test conducted for TRC as of November 1, 2017.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of January 31, 2018, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 10 to the accompanying consolidated financial statements), which provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at 30-day LIBOR plus 2.00%.

As of January 31, 2018, the weighted average interest rate on our short-term investments of $310 million was 1.49%. During the years ended January 31, 2018, 2017 and 2016, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. To illustrate the potential impact of changes in interest rates on our results of operations, we have performed the following hypothetical analysis, which assumes that our consolidated balance sheet as of January 31, 2018 remains constant, and no further actions are taken to alter our existing interest rate sensitivity (dollars in thousands).

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Earnings (pre-tax)
Up 300 basis points	$3,557	$—	$3,557
Up 200 basis points	2,372	—	2,372
Up 100 basis points	1,186	—	1,186
Down 100 basis points	(1,186)	—	(1,186)
Down 149 basis points	(1,731)	—	(1,731)

As the weighted average interest rate on our short-term investments was 1.49% at January 31, 2018, the largest decrease in the interest rates presented above is 149 basis points.

The acquisition of APC makes us subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (US dollars). Such effects are recognized in accumulated other comprehensive income (loss), which is net of tax when applicable. Net foreign currency exchange losses were incurred during Fiscal 2016 associated primarily with a Euro-denominated bank account opened in the name of Argan, Inc. in order to complete the acquisition of APC. Subsequently, this bank account was closed.

In addition, we are subject to fluctuations in prices for commodities including copper, concrete, steel products and fuel. Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for copper, concrete, steel or fuel. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. We attempt to include the anticipated amounts of price increases or decreases in the costs of our bids. Recently, President Trump ordered tariffs on steel and aluminum imported into the United States from foreign countries other than Canada and Mexico. These tariffs may require us to pay higher prices for steel and aluminum in the United States which may adversely affect the profitability of fixed-price projects, particularly those awarded in the future to GPS and TRC.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements on page 48 of this Annual Report on Form 10-K.

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

Management assessed our internal control over financial reporting as of January 31, 2018, the end of the fiscal year, based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. We reviewed the results of management’s assessment with the audit committee of our board of directors. In addition, on a quarterly basis, we will evaluate any changes to our internal control over financial reporting to determine if material change occurred.

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2018 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

The information required by the items of the Annual Report on Form 10-K, Part III, that are identified below will be incorporated by reference to our 2018 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS.

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended. Incorporated by reference to the registrant’s Annual Report on Form 10-KSB filed on April 27, 2004.
3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on April 15, 2009.
10.1	Argan, Inc. 2011 Stock Plan (Revised as of 4-16-15). Incorporated by reference to the registrant’s Proxy Statement filed on Schedule 14A on May 8, 2015.
10.2

Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Rainer H. Bosselmann. Incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed on January 5, 2005.

10.3

Employment Agreement dated as of October 13, 2015 by and between Argan, Inc. and David H. Watson. Incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015.

10.4

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

10.5

Replacement Credit Agreement, dated August 10, 2015, among Argan, Inc. (and certain subsidiaries of Argan, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015.

10.6

Deferred Compensation Plan, adopted by Gemma Power Systems, LLC, effective as of April 6, 2017. Incorporated by reference to Exhibit 10.7 of the registrant’s Annual Report on Form 10-K filed on April 11, 2017.

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

ARGAN, INC.

April 11, 2018	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer	April 11, 2018
Rainer H. Bosselmann	(Principal Executive Officer)

/s/ Cynthia A. Flanders	Director	April 11, 2018
Cynthia A. Flanders

/s/ Peter W. Getsinger	Director	April 11, 2018
Peter W. Getsinger

/s/ William F. Griffin	Director	April 11, 2018
William F. Griffin

/s/ John R. Jeffrey	Director	April 11, 2018
John R. Jeffrey

/s/ William F. Leimkuhler	Director	April 11, 2018
William F. Leimkuhler

/s/ W. G. Champion Mitchell	Director	April 11, 2018
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 11, 2018
James W. Quinn

/s/ Brian R. Sherras	Director	April 11, 2018
Brian R. Sherras

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2018 and 2017, the related consolidated statements of earnings, changes in stockholders’ equity and cash flows for each of the three years in the period ended January 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 11, 2018 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2007.

Philadelphia, Pennsylvania
April 11, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 31, 2018, and our report dated April 11, 2018 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and limitations of internal control over financial reporting

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania
April 11, 2018

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JANUARY 31,

(In thousands, except per share data)

	2018	2017	2016

REVENUES	$892,815	$675,047	$413,275
Cost of revenues	743,490	528,336	313,810
GROSS PROFIT	149,325	146,711	99,465
Selling, general and administrative expenses	41,764	32,478	25,060
Impairment losses	584	1,979	—
INCOME FROM OPERATIONS	106,977	112,254	74,405
Other income, net	5,648	2,278	1,101
INCOME BEFORE INCOME TAXES	112,625	114,532	75,506
Income tax expense	40,279	37,106	25,302
NET INCOME	72,346	77,426	50,204
Net income attributable to noncontrolling interests	335	7,098	13,859
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	72,011	70,328	36,345

Foreign currency translation adjustments	2,184	(197)	(565)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$74,195	$70,131	$35,780

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$4.64	$4.67	$2.46
Diluted	$4.56	$4.50	$2.42

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,522	15,066	14,757
Diluted	15,780	15,625	15,024

CASH DIVIDENDS PER SHARE (Note 16)	$1.00	$1.00	$0.70

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(Dollars in thousands, except per share data)

	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$122,107	$167,198
Short-term investments	311,908	355,796
Accounts receivable, net	94,440	54,836
Costs and estimated earnings in excess of billings	4,887	3,192
Prepaid expenses and other current assets	12,409	6,927
TOTAL CURRENT ASSETS	545,751	587,949
Property, plant and equipment, net	15,299	13,112
Goodwill	34,329	34,913
Other intangible assets, net	7,149	8,181
Deferred taxes	439	241
Other assets	426	92
TOTAL ASSETS	$603,393	$644,488

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$100,238	$101,944
Accrued expenses	35,360	39,539
Billings in excess of costs and estimated earnings	108,388	209,241
TOTAL CURRENT LIABILITIES	243,986	350,724
Deferred taxes	1,279	1,195
TOTAL LIABILITIES	245,265	351,919

COMMITMENTS AND CONTINGENCIES (Notes 11 and 12)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 15,570,952 and 15,461,452 shares issued at January 31, 2018 and 2017, respectively; 15,567,719 and 15,458,219 shares outstanding at January 31, 2018 and 2017, respectively	2,336	2,319
Additional paid-in capital	143,215	135,426
Retained earnings	211,112	154,649
Accumulated other comprehensive gain (loss)	1,422	(762)
TOTAL STOCKHOLDERS’ EQUITY	358,085	291,632
Noncontrolling interests	43	937
TOTAL EQUITY	358,128	292,569
TOTAL LIABILITIES AND EQUITY	$603,393	$644,488

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2018, 2017 AND 2016

(Dollars in thousands)

	Common Stock		Additional		Accumulated
	Outstanding Shares	Par Value	Paid-in Capital	Retained Earnings	Other Comprehensive Gain (Loss)	Non-controlling Interests	Total Equity

Balances, February 1, 2015	14,631,201	$2,195	$109,663	$73,614	$—	$(10,520)	$174,952
Net income	—	—	—	36,345	—	13,859	50,204
Foreign currency translation loss	—	—	—	—	(565)	—	(565)
Acquisition of APC	98,818	15	3,521	—	—	—	3,536
Exercise of stock options	106,450	16	1,802	—	—	—	1,818
Stock option vesting	—	—	2,374	—	—	—	2,374
Excess tax benefit on exercised stock options	—	—	(86)	—	—	—	(86)
Cash dividends	—	—	—	(10,378)	—	—	(10,378)

Balances, January 31, 2016	14,836,469	2,226	117,274	99,581	(565)	3,339	221,855
Net income	—	—	—	70,328	—	7,098	77,426
Foreign currency translation loss	—	—	—	—	(197)	—	(197)
Exercise of stock options	621,750	93	15,808	—	—	—	15,901
Stock option vesting	—	—	2,344	—	—	—	2,344
Cash distributions to joint venture partner	—	—	—	—	—	(9,500)	(9,500)
Cash dividends	—	—	—	(15,260)	—	—	(15,260)

Balances, January 31, 2017	15,458,219	2,319	135,426	154,649	(762)	937	292,569
Net income	—	—	—	72,011	—	335	72,346
Foreign currency translation gain	—	—	—	—	2,184	—	2,184
Exercise of stock options	109,500	17	3,138	—	—	—	3,155
Stock option vesting	—	—	4,651	—	—	—	4,651
Cash distributions to joint venture partner	—	—	—	—	—	(1,229)	(1,229)
Cash dividends	—	—	—	(15,548)	—	—	(15,548)

Balances, January 31, 2018	15,567,719	$2,336	$143,215	$211,112	$1,422	$43	$358,128

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(In thousands)

	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$72,346	$77,426	$50,204
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Stock option compensation expense	4,651	2,344	2,374
Depreciation	2,779	2,043	779
Increase in accrued interest on short-term investments	(1,112)	(698)	(98)
Amortization of purchased intangible assets	1,032	1,163	531
Impairment losses	584	1,979	—
Deferred income tax expense	(64)	1,237	3,421
Other	(136)	1,215	(144)
Changes in operating assets and liabilities
Accounts receivable	(39,587)	9,217	(12,194)
Prepaid expenses and other assets	(4,574)	(668)	(2,751)
Accounts payable and accrued expenses	(6,164)	59,522	(12,196)
Billings in excess of costs and estimated earnings, net	(102,548)	104,264	(62,958)
Net cash (used in) provided by operating activities	(72,793)	259,044	(33,032)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	587,500	354,000	138,000
Purchases of short-term investments	(542,500)	(595,000)	(252,000)
Purchases of property, plant and equipment	(4,826)	(2,811)	(3,118)
(Increase) decrease in notes receivable	(1,500)	—	3,960
Purchase of subsidiaries, net of cash acquired (Note 3)	—	—	(17,381)
Net cash provided by (used in) investing activities	38,674	(243,811)	(130,539)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends	(15,548)	(15,260)	(10,378)
Proceeds from the exercise of stock options	3,155	15,901	1,732
Cash distributions to joint venture partner	(1,229)	(9,500)	—
Net cash used in financing activities	(13,622)	(8,859)	(8,646)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	2,650	(85)	(565)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(45,091)	6,289	(172,782)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	167,198	160,909	333,691
CASH AND CASH EQUIVALENTS, END OF YEAR	$122,107	$167,198	$160,909

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$44,309	$36,861	$25,678
Common stock issued in connection with the acquisition of APC (noncash transaction, see Note 3)	$—	$—	$3,536

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2018, 2017 AND 2016

(Tabular amounts in thousands, except share and per share data)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) which provided 88%, 85% and 90% of consolidated revenues for the fiscal years ended January 31, 2018, 2017 and 2016, respectively; The Roberts Company, Inc. (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter cumulatively referred to as the “Company.”

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

Basis of Presentation

The consolidated financial statements include the accounts of Argan, its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which the Company is deemed to be the primary beneficiary (see Note 4). All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts in the balance sheets and statements of cash flows for prior years were reclassified to conform to the current year presentations. In Note 18, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. The Company’s fiscal year ends on January 31 of each year.

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

Goodwill (see Note 2) — At least annually, the Company reviews the carrying value of goodwill amounts for impairment. The goodwill impairment test is performed using the prescribed business valuation process unless the consideration of a possible goodwill impairment conducted pursuant to the permitted, simplified qualitative approach results in a conclusion that no such impairment has occurred.

A reporting entity identifies a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is determined using various market-based and income-based valuation techniques as applicable in the particular circumstances. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recorded in an amount equal to the excess of the unit’s carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit. Nonetheless, the Company would evaluate any amounts of goodwill for impairment more frequently if events or changes in circumstances indicate that goodwill value may be impaired.

The simplified approach allows an entity to first assess qualitative factors to determine whether it is necessary to perform the more complex quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors.

Long-Lived Assets — Long-lived assets, consisting primarily of purchased intangible assets with definite lives, property, plant and equipment, are subject to review for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. In such circumstances, the Company would compare the carrying value of the long-lived asset to the undiscounted future cash flows expected to result from the use of the asset. In the event that the Company would determine that the carrying value of the asset is not recoverable, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value would be determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets are described in Note 8.

Revenue Recognition (see Note 2) — Revenues are recognized primarily under various long-term construction contracts, including those for which revenues are based on either a fixed price, time and materials or cost-plus-fee basis, with typical durations of three months to three years. Revenues from fixed price contracts, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. Revenues from time and materials contracts are recognized when the related services are provided to the customer. Revenues from cost-plus-fee construction contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method. Components of fee based on the Company’s achievement of certain cost or schedule objectives are included when the Company believes it is probable that such amounts have been earned. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined.

Unpriced change orders, which represent contract variations for which the Company has project owner directive for additional work or other authorization for a scope change but not for the price associated with the corresponding additional effort are reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. The amounts of unpriced change orders included in the contract values that were used to determine revenues as of January 31, 2018 and 2017 were $9.3 million and $2.7 million, respectively. Amounts of identified change orders that are not yet considered probable as of the corresponding balance sheet date are excluded from forecasted revenues. Actual costs related to change orders are expensed as they are incurred. Contract results may be impacted by estimates of the amounts of change orders that the Company expects to receive. The effects of any resulting revisions to revenues and estimated costs can be determined at any time and they could be material. In general, contract claims are reflected in revenues only when an agreement on the amount has been reached with the project owner.

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

The following schedule presents the two categories of revenues earned by the power industry services business during the years ended January 31, 2018, 2017 and 2016. Core services represent primarily the revenues from ongoing activities conducted pursuant to engineering, construction and procurement contracts for energy plant project owners. Project development fees represent amounts realized upon the success of cooperative activities performed by project developers and the Company including the permanent financing and sale of the associated project (see Note 4).

Category of Service	2018	2017	2016
Core services	$814,544	$586,628	$383,378
Project development success fees	—	—	4,258
Revenues	$814,544	$586,628	$387,636

Income Taxes — Deferred tax assets and liabilities are recognized using enacted tax rates for the effects of temporary differences between the book and tax bases of assets and liabilities. If management believes that it is more likely than not that some portion or all of a deferred tax asset will not be realized, the carrying value will be reduced by a valuation allowance.

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

Stock Options — The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon fair value at the date of award using a fair value based option pricing model. The compensation expense is recognized on a straight-line basis over the requisite service period.

For each stock option exercise, the Company determines whether the difference between the deduction for income tax reporting purposes created at that time and the related compensation expense previously recorded for financial reporting purposes results in either an excess income tax benefit or an income tax deficiency which is recognized, accordingly, as income tax benefit or expense in the corresponding consolidated statement of earnings.

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

The carrying value amounts presented in the consolidated balance sheets for the Company’s current assets, which primarily include cash and cash equivalents, short-term investments and accounts receivable, and its current liabilities are reasonable estimates of their fair values due to the short-term nature of these instruments. The fair value amounts of reporting units (as needed for purposes of identifying goodwill impairment losses) are determined by averaging valuations that are calculated using market-based and income-based approaches deemed appropriate in the circumstances (see Note 8).

Foreign Currency Translation — The accompanying consolidated financial statements are presented in US dollars. The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US dollars) are recognized as translation adjustments in accumulated other comprehensive income (loss). There are no applicable income taxes. The translation of assets and liabilities to US dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of earnings amounts is made monthly at the average currency exchange rate for the month. Net foreign currency transaction gains and losses were included in the other income section of the Company’s consolidated statements of earnings for the years ended January 31, 2018, 2017 and 2016; such amounts were not material.

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

Central to the new framework is a five-step revenue recognition model that requires reporting entities to:

1.     Identify the contract,

2.     Identify the performance obligations of the contract,

3.     Determine the transaction price of the contract,

4.     Allocate the transaction price to the performance obligations, and

5.     Recognize revenue.

Revenue is recognized when (or as) the performance obligations are satisfied. The new revenue recognition standard provides guidance to help reporting entities determine if a performance obligation is satisfied at a point in time or over time. Where a performance obligation is satisfied over time, the related revenue is also recognized over time.

The Company has substantially completed its evaluation of the impacts of ASU 2014-09, as amended, on its financial position, results of operations, cash flows, related disclosures and internal controls. The Company does not believe that application of the standard will have a significant impact on the revenue recognition patterns for its long-term construction-type contracts as compared to revenues recognized under the prior revenue recognition guidance. The Company expects that most of its future revenues will be recognized over time utilizing the cost-to-cost measure of progress as control of the asset is transferred to the project owner, which is similar to past practice.

Most of the Company’s long-term contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Historically, the Company has recognized adjustments in estimated profit on contracts, including those associated with contract modifications, using a cumulative catch-up method as now required by the new standard. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenues and profit in future periods of contract performance are recognized using the adjusted estimate. As required by both prior and new guidance, if at any time the estimate of contract profitability indicates an anticipated loss on a contract, the Company will recognize the total loss in the quarter it is identified.

In the Company’s future consolidated balance sheets, long-term contracts will be reported in a net contract asset position (contracts in process) or a net contract liability position (customer advances and deposits) on a contract-by-contract basis. Most significantly, adoption of the new standard will result in the inclusion of customer contract retainage amounts in contract assets. Historically, these amounts have been included in accounts receivable (see Note 6). Adoption may also result in other reclassifications among consolidated balance sheet accounts, but these reclassifications will not materially change the total amount of consolidated net assets as of any future balance sheet date. The Company also expects its revenue recognition disclosures to significantly expand due to new qualitative and quantitative requirements.

ASU 2014-09 and the series of related amending pronouncements issued by the FASB became effective for public companies for fiscal years beginning after December 15, 2017. As a result, the Company adopted the new standard effective February 1, 2018, and, pursuant to the allowable modified retrospective method, will record the cumulative effect of the adoption with an adjustment, net of any corresponding income tax amount, to retained earnings as of February 1, 2018. The Company expects that the adjustment amount will not be material.

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

Goodwill

In January 2017, the FASB issued Accounting Standards Update 2017-04, Intangibles — Goodwill and Other: Simplifying the Test for Goodwill Impairment. Past guidance required a public entity to perform a two-step test to determine the amount, if any, of goodwill impairment. In Step 1, an entity compared the fair value of a reporting unit with its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeded its fair value, the entity performed Step 2 and compared the implied fair value of goodwill with the carrying amount of that goodwill for that reporting unit. An impairment loss equal to the amount by which the carrying amount of goodwill for the unit exceeded the implied fair value of that goodwill was recorded. However, under the past guidance, the implied fair value of goodwill was required to be determined in the same manner as the amount of goodwill recognized in a business combination. Accordingly, the fair value of the reporting unit was allocated to all of the assets and liabilities of that reporting unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire it. The new pronouncement removes the second step of the impairment test. An entity shall apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.

As permitted, the Company adopted the new standard early, effective February 1, 2017, and used the new guidance in the performance of the annual goodwill impairment test performed for TRC as of November 1, 2017. The effect of the adoption of this new standard was not material to the Company’s consolidated financial statements.

NOTE 3 — BUSINESS COMBINATIONS

On December 4, 2015, the Company acquired 100% of TRC, including its consolidated subsidiaries, in a business combination that was completed pursuant to the terms and conditions of a membership interest purchase agreement. TRC is principally an industrial fabricator and constructor serving both light and heavy industrial organizations primarily in the southern region of the United States. Consideration included a $0.5 million cash payment. In addition, the Company made cash payments totaling $15.6 million on the closing date in order to retire the outstanding bank debt and certain leases of TRC.

On May 29, 2015, a wholly owned subsidiary of the Company purchased 100% of the outstanding capital of APC, a private company incorporated in the Republic of Ireland. This business combination was completed pursuant to the terms and conditions of a share purchase agreement, dated May 11, 2015. Including its affiliated companies, APC provides turbine, boiler and large rotating power plant equipment installation, commissioning and outage services to global construction firms, original equipment manufacturers and plant owners worldwide. The fair value of the consideration transferred to the former owners of APC was $11.1 million including a liability in the amount of $1.1 million representing cash held back until the expiration of the escrow period. During the fiscal year ended January 31, 2017, the Company paid the full amount of these funds to the former owners of APC.

Both business combinations were accounted for using the acquisition method of accounting, with Argan as the acquirer. The results of operations for APC and TRC have been included in the consolidated financial statements since the corresponding acquisition dates.

NOTE 4 — SPECIAL PURPOSE ENTITIES

Construction Joint Ventures

GPS assigned its engineering, procurement and construction service (“EPC”) contracts for two natural gas-fired power plants to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The joint venture partner for both projects is a large civil contracting firm. The corresponding joint venture agreements, as amended, provide that GPS has the majority interest in any profits, losses, assets and liabilities resulting from the performance of the EPC contracts. Final completion of the two projects, as defined by each EPC contract, was achieved in December 2016 and October 2016, respectively. GPS has no significant commitments under these arrangements beyond the provision of services under the related warranty obligations.

Due to the financial control by GPS, the accounts of the joint ventures have been included in the Company’s consolidated financial statements since the commencement of activities under the two EPC contracts. The shares of the profits of the joint ventures have been determined based on the percentages by which the Company believes profits will ultimately be shared by the joint venture partners.

Variable Interest Entities

The Company was deemed to be the primary beneficiary of a variable interest entity (a “VIE”) that substantially completed its natural gas-fired power plant project development efforts during the fiscal year ended January 31, 2016, and the sponsor of the VIE sold a substantial portion of its ownership interest to an investor soon thereafter. Accordingly, the VIE was deconsolidated which resulted in a pre-tax gain for the Company that was not material. GPS made development loans to the VIE that totaled $4.3 million. Such loans earned interest based on an annual rate of 20%. In November 2015, GPS received repayment of its development loans in full and $0.6 million in accrued interest, a development success fee in the amount of $4.3 million and a full notice-to-proceed with activities pursuant to the corresponding EPC contract.

As of January 31, 2018, the Company was also deemed to be the primary beneficiary of a VIE that is in the early stages of development efforts for the construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the Company’s receipt of the right to negotiate the corresponding turnkey EPC contract for the project on an exclusive basis. Although the account balances of the VIE were not material, they were included in the consolidated financial statements as of January 31, 2018.

NOTE 5 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments as of January 31, 2018 and 2017 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 293 days and 185 days, respectively (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of January 31, 2018 and 2017 included accrued interest of $1.9 million and $0.8 million, respectively. Interest income is recorded when earned and is included in other income, net. As of January 31, 2018 and 2017, the weighted average annual interest rates of the CDs classified as short-term investments were 1.5% and 1.1%, respectively.

The Company has cash on deposit in excess of federally insured limits at the Bank, has purchased CDs from the Bank and has money market accounts at the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material risk.

NOTE 6 — ACCOUNTS RECEIVABLE

Amounts retained by project owners under construction contracts and included in accounts receivable at January 31, 2018 and 2017 were $70.1 million and $36.2 million, respectively. Such retainage amounts represent funds withheld by project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the length of retention periods may vary. Most of the amount outstanding as of January 31, 2018, related to active projects and will be collected during the fiscal year ending January 31, 2019. Retainage amounts related to active contracts are classified as current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

The Company may extend credit to a customer based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on accounts receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding accounts receivable.

The amounts of the provision for uncollectible accounts and notes receivable were $0.3 and $1.2 million for the fiscal years ended January 31, 2018 and 2017, respectively, and were included in selling, general and administrative expenses for the corresponding year; the amount was not material for the year ended January 31, 2016. Also, APC wrote-off the balance of an account receivable from a project owner in the amount of $0.8 million during the fiscal year ended January 31, 2017. As of January 31, 2018 and 2017, the amounts of the allowance were $0.1 and $1.9 million, respectively, relating primarily to project development loans made in prior years.

NOTE 7 — COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

The table below sets forth the aggregate amounts of costs charged to and earnings accrued on uncompleted long-term contracts compared with the billings on those contracts through January 31, 2018 and 2017.

	2018	2017
Costs charged to uncompleted contracts	$1,184,891	$485,629
Estimated accrued earnings	176,171	78,708
	1,361,062	564,337
Less - billings to date	1,464,563	770,386
	$(103,501)	$(206,049)

Amounts above are included in the accompanying consolidated balance sheets under the following captions:

	2018	2017
Costs and estimated earnings in excess of billings	$4,887	$3,192
Billings in excess of costs and estimated earnings	108,388	209,241
	$(103,501)	$(206,049)

Costs charged to contracts include amounts billed to the Company for delivered goods and services where payments have been retained from subcontractors and suppliers. Retained amounts as of January 31, 2018 and January 31, 2017, which were included in the Company’s balance of accounts payable as of those dates, totaled $38.7 million and $17.2 million, respectively. Generally, such amounts are expected to be paid prior to the completion of the applicable project.

NOTE 8 — PURCHASED INTANGIBLE ASSETS

At January 31, 2018, the goodwill balances related to the acquisitions of GPS, TRC and APC were $18.5 million, $13.8 million and $2.0 million, respectively.

TRC’s management completed a reforecasting of its future financial results which provided essential data for the required annual goodwill assessment of TRC as of November 1, 2017. It presents a less favorable outlook for TRC, which represents the Company’s industrial fabrication and field services reportable segment, than in the past. With this new information and using various valuation analyses, including discounted net after tax cash flow estimates, management determined that the goodwill associated with this segment was impaired. The corresponding loss of $0.6 million was recorded and included in the consolidated statement of earnings for the fiscal year ended January 31, 2018. The Company may be required to record additional impairment losses related to the goodwill of TRC in the future if the operating performance of TRC does not improve.

Early in the year ended January 31, 2017, construction work was suspended on APC’s largest project at that time, which represented over 90% of project backlog, and APC was incurring operating losses. In addition, it was feared that the United Kingdom, considered APC’s most promising future market, would suffer unfavorable economic consequences of its vote to leave the European Economic Union (Brexit). Given these events, the Company performed a valuation of APC which indicated that the carrying value of the reporting unit exceeded its fair value at that time. As a result, APC recorded a goodwill impairment loss of approximately $2.0 million in the year ended January 31, 2017. As the operating results and business prospects of APC have improved during the year ended January 31, 2018, no additional goodwill impairment loss for APC has been required.

The Company’s purchased intangible assets, other than goodwill, consisted of the following elements as of January 31, 2018.

		2018			2017
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net Amount	Net Amount
Trade names -
GPS / TRC	15 years	$8,142	$3,357	$4,785	$5,328
SMC	indefinite	181	—	181	181
Process certifications -
TRC	7 years	1,897	587	1,310	1,581
Customer relationships -
TRC/APC	4-10 years	1,346	473	873	1,072
Other intangibles	various	46	46	—	19
Totals		$11,612	$4,463	$7,149	$8,181

The Company determined the fair values of the trade names using a relief-from-royalty methodology. The Company believes that the useful lives of the trade names for GPS and TRC represent the number of years that such intangibles are expected to contribute to future cash flows. The useful life for the trade name of SMC is considered to be indefinite. In order to value the process certifications of TRC, the Company applied a new reproduction cost method that required the estimation of the costs to replace the assets with certifications that would have the same functionality or utility as the acquired assets. Other purchased intangible assets presented in the table above include primarily the fair values estimated for acquired project backlogs, other customer relationships and non-compete agreements. There were no additions to other purchased intangible assets during the years ended January 31, 2018 and 2017, nor were there any impairment losses related to those assets for those years.

The future amounts of amortization expense related to intangibles are presented below for the years ending January 31,:

2019	$1,013
2020	954
2021	905
2022	870
2023	617
Thereafter	2,609
Total	$6,968

For income tax reporting purposes, goodwill related to acquisitions in the approximate amount of $16.4 million is being amortized on a straight-line basis over periods of 15 years. The other amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.

NOTE 9 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at January 31, 2018 and 2017:

	2018	2017
Land and improvements	$863	$863
Building and improvements	5,427	5,148
Furniture, machinery and equipment	13,446	9,961
Trucks and other vehicles	4,293	3,708
Other	295	—
	24,324	19,680
Less - accumulated depreciation	9,025	6,568
Property, plant and equipment, net	$15,299	$13,112

Depreciation for property, plant and equipment was $2.8 million, $2.0 million and $0.8 million for the years ended January 31, 2018, 2017 and 2016, respectively, which amounts were charged substantially to selling, general and administrative expenses in each year. The costs of maintenance and repairs were $2.4 million, $2.3 million and $0.8 million for the years ended January 31, 2018, 2017 and 2016, respectively, which amounts were charged substantially to selling, general and administrative expenses each year as well.

NOTE 10 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017, which superseded the Company’s prior agreement with the Bank. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million (previously $10.0 million) that is available until May 31, 2021 (previously May 31, 2019) with interest at the 30-day LIBOR plus 2.00%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. As of January 31, 2018 and 2017, the Company had credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $18.9 million and $3.0 million, respectively.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of January 31, 2018 and 2017, the Company was compliant with the financial covenants of the Credit Agreement and the prior agreement, respectively.

NOTE 11 — COMMITMENTS

The Company leases certain office space and other facilities under non-cancelable operating leases expiring on various dates through December 2023. Certain leases contain renewal options. As it is management’s intention to continue to occupy the headquarters facility of SMC, the future minimum lease payment amounts presented below include the payment amounts associated with the one remaining two-year option term. The future minimum lease payments presented below also include amounts due under a long-term lease covering the primary offices and plant for TRC with the founder and current chief executive officer of TRC at an annual rate of $0.3 million through April 30, 2019, as well as amounts due under a long-term lease covering the primary offices for APC with several of its current executives at an annual rate of less than $0.1 million through January 1, 2024. None of the Company’s leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

The following is a schedule of future minimum lease payments for the operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2018:

2019	$685
2020	471
2021	214
2022	185
2023	160
Thereafter	169
Total	$1,884

The Company also uses equipment and occupies other facilities under non-cancelable operating leases and short-term rental agreements. Rent incurred on construction projects and included in the costs of revenues was $20.3 million, $13.2 million and $15.0 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively. Rent expense amounts included in selling, general and administrative expenses were $0.7 million, $0.6 million and $0.3 million for the fiscal years ended January 31, 2018, 2017 and 2016, respectively.

NOTE 12 — CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material effect on the Company’s consolidated financial statements other than as described below. The material amounts of any legal fees expected to be incurred in connection with legal matters are accrued when such amounts are estimable.

Legal Matters

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. PPS has placed liens on the property of the customers in several states where work was performed by PPS and it has also filed a claim against the bond issued on behalf of TRC relating to one significant project located in Tennessee in the amount of $2.5 million. On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied. Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS that total approximately $2.2 million. The amounts invoiced by PPS have been accrued by TRC and the corresponding liability amount was included in accounts payable in the consolidated balance sheets as of January 31, 2018 and January 31, 2017. TRC has not recorded an account receivable for the amounts it believes are owed to it by PPS. A mediation effort was attempted in 2016 but it was unproductive and an impasse was declared. In December 2017, an amended complaint was filed by the plaintiff and TRC filed an amended counterclaim. In anticipation of a trial, the discovery process has begun. The Company intends to continue to defend against these claims and to pursue its counterclaim with vigorous efforts. Due to the uncertainty of the ultimate outcomes of these legal proceedings, the Company cannot provide assurances that it will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period.

GPS has a dispute with a former subcontractor on one of its power plant construction projects that is scheduled for binding arbitration in the coming months. The subcontractor, terminated for cause by GPS, has claimed damages of approximately $11.0 million. GPS has submitted a counterclaim for an amount related to the value of the subcontract completed by GPS. Management cannot make an estimate of the amount or range of loss, if any, related to this matter. It is possible that resolution of the matter could result in a loss with a material negative effect on the Company’s consolidated operating results in a future reporting period.

Self-Insurance

TRC has elected to retain portions of future losses, if any, through the loss retention features of certain insurance policies and the use of self-insurance for exposures related to worker’s compensation and certain employee health insurance claims. Liabilities in excess of contractually limited amounts are the responsibility of an insurance carrier. To the extent that the Company retains the risks for these exposures, including claims incurred but not reported, liabilities have been accrued based upon the Company’s best estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near-term. Management believes that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded accruals, will not have a material adverse effect on the Company’s future results of operations, financial position or cash flow. At January 31, 2018 and 2017, the aggregate amounts established to cover self-insured and other retained losses were included in the balances of accrued expenses in the consolidated balance sheets. Beginning in calendar year 2017, the employee health benefits for the employees of TRC were fully insured.

Warranty Costs

Many of the Company’s construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that typically run from nine to twenty-four months after the completion of construction. Because of the nature of the Company’s projects, including project owner inspections of the work both during construction and prior to substantial completion, the Company has not experienced material unexpected warranty costs. However, provision for estimated warranty costs, if any, is made in the period in which such costs become probable and the corresponding liabilities are periodically adjusted to reflect actual experience. Warranty costs are estimated based on the Company’s experience with the type of work and any known risks relative to each completed project. At January 31, 2018 and 2017, the amounts established to cover future warranty costs under completed EPC contracts were included in the balances of accrued expenses in the consolidated balance sheets.

Performance Bonds

From time to time, GPS arranges for bonding to be issued by the Company’s surety firm for the benefit of an owner of an energy project for which GPS is generally not providing construction services. GPS collects fees from the project owner as consideration for the use of the Company’s bonding capacity. As of January 31, 2018 and 2017, the amounts of outstanding surety bonds issued under such arrangements were $11.1 million and $7.3 million, respectively.

NOTE 13 — STOCK-BASED COMPENSATION

The Company’s board of directors may make awards under the 2011 Stock Plan (the “Stock Plan”) to officers, directors and key employees. Awards may include incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant and shall have a term no longer than ten years. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant and may have up to a ten-year term. In the past, stock options typically became exercisable one year from the date of award. Commencing in January 2018, stock options were awarded with three-year vesting schedules.

As of January 31, 2018, there were approximately 1.0 million shares of the Company’s common stock reserved for issuance under the Company’s stock option plans, including approximately 0.2 million shares of the Company’s common stock available for future awards.

Summaries of activity under the Company’s stock option plans for the years ended January 31, 2018, 2017 and 2016, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Term (years)	Weighted Average Fair Value
Outstanding, February 1, 2015	876	$22.34	7.08	$6.01
Granted	300	$34.70
Exercised	(106)	$17.10
Forfeited	(6)	$17.33
Outstanding, January 31, 2016	1,064	$26.38	6.36	$6.91
Granted	270	$57.88
Exercised	(622)	$25.57
Forfeited	(5)	$36.73
Outstanding, January 31, 2017	707	$39.04	7.82	$10.22
Granted	302	$53.49
Exercised	(110)	$28.81
Forfeited	(10)	$71.75
Outstanding, January 31, 2018	889	$44.83	7.91	$11.74

Exercisable, January 31, 2018	587	$40.39	7.03	$10.80

The changes in the number of non-vested options to purchase shares of common stock for the years ended January 31, 2018, 2017 and 2016, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Weighted Average Fair Value
Non-vested, February 1, 2015	306	$7.14
Granted	300	$8.97
Vested	(306)	$7.14
Non-vested, January 31, 2016	300	$8.97
Granted	270	$14.93
Vested	(300)	$8.97
Non-vested, January 31, 2017	270	$14.93
Granted	302	$13.55
Vested	(260)	$15.31
Forfeitures	(10)	$19.14
Non-vested, January 31, 2018	302	$13.55

Compensation expense amounts related to stock options were $4.7 million, $2.3 million, and $2.4 million for the years ended January 31, 2018, 2017 and 2016, respectively. At January 31, 2018, there was $2.4 million in unrecognized compensation cost related to outstanding stock options. The Company expects to recognize the compensation expense for these awards within the next three years. The total intrinsic values for the stock options exercised during the years ended January 31, 2018, 2017 and 2016 were $3.6 million, $18.4 million and $2.1 million, respectively. At January 31, 2018, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” as of January 31, 2018 exceeded the aggregate exercise prices of such options by $6.3 million in both cases.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. For companies with limited stock option exercise experience, guidance provided by the SEC permits the use of a “simplified method” in developing the estimate of the expected term of a “plain-vanilla’’ share option based on the average of the vesting period and the option term, which the Company used to estimate the expected terms of its stock options awarded in prior years. In most cases, the simplified method resulted in the use of 5.5 years as the estimated expected life of each stock option. However, the Company believes that its stock option exercise activity has become and remains sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. Accordingly, the estimated expected life used in the determination of the fair value of stock option awards since January 2017 is 3.3 years.

The risk-free interest rates and expected volatility factors used in the determinations of the fair value of stock options awarded during the year ended January 31, 2018 ranged from 1.5% to 2.0% and from 36.0% to 38.3%, respectively. For stock options awarded during the year ended January 31, 2017, the comparable ranges were 1.3% to 1.9% and 33.3% to 35.0%, respectively. For stock options awarded during the year ended January 31, 2016, the comparable ranges were 1.0% to 1.7% and 33.9% to 35.3%, respectively. The calculations of the expected volatility factors were based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards. The fair value of each stock option granted in the years ended January 31, 2018, 2017 and 2016 was estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2018	2017	2016
Dividend yield	1.7%	1.4%	2.0%
Expected volatility	37.3%	34.6%	34.8%
Risk-free interest rate	1.8%	1.7%	1.3%
Expected life (in years)	3.3	4.2	4.9

The Company also has 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense amounts related to these defined contribution plans were approximately $2.8 million, $1.9 million and $1.5 million for the years ended January 31, 2018, 2017 and 2016, respectively.

NOTE 14 — INCOME TAXES

The Tax Cuts and Jobs Act (the “Act”) was signed into law on December 22, 2017 and significantly changes tax law in the United States by, among other items, reducing the federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018). As a result, the Company’s blended federal statutory income tax rate for the year ended January 31, 2018 is 33.81%. The Act embraces a territorial system for the taxation of future foreign earnings and modifies certain business deductions by, among other changes, repealing the domestic production activities deduction, further limiting the deductibility of certain executive compensation and increasing the limitation on the deductibility of certain meals and entertainment expenses. On the other hand, the Act permits 100% bonus depreciation on assets placed in service through 2022 (with a phase-out period through 2026). Other than the effect of the tax rate change, the net effect of these tax law changes reflected in income tax expense for the year ended January 31, 2018 was not material. The full effects of these changes will be reflected for the first time in the determination of income tax expense for the year ending January 31, 2019. The Company determined that it had no liability as of January 31, 2018 for the one-time transition tax on deemed repatriated earnings of foreign subsidiaries imposed by the Act.

The Company will evaluate the impact of the Global Intangible Low-Taxed Income (“GILTI”) provision of the Act, beginning with the year ending January 31, 2019, the year for which it will first apply. The FASB has issued guidance stating that a company may elect to treat the additional taxes due in the United States as a result of GILTI inclusions as current period expenses when incurred or to include such amounts in the company’s determination of deferred taxes. The Company has not yet elected a method and will do so once the impact of GILTI has been evaluated.

As a result of the reduction in the federal corporate income tax rate, the Company revalued its deferred taxes as of December 22, 2017 and recognized an income tax benefit of approximately $0.8 million for the year ended January 31, 2018.

As the Company completes its analysis of the Act, collects and prepares necessary data, and interprets any additional guidance issued by the Internal Revenue Service (the “IRS”) and other regulatory or standard-setting bodies, the Company may make adjustments that may materially impact the Company’s income tax expense for the period in which adjustments are made.

The components of income tax expense (benefit) for the years ended January 31, 2018, 2017 and 2016 are presented below:

	2018	2017	2016
Current:
Federal	$32,490	$29,681	$16,458
State	7,853	6,188	5,423
	40,343	35,869	21,881
Deferred:
Federal	(2)	1,277	2,950
State	(62)	(40)	471
	(64)	1,237	3,421
Income tax expense	$40,279	$37,106	$25,302

The Company’s income tax expense amounts for the years ended January 31, 2018, 2017 and 2016 differed from the expected income tax expense amounts computed by applying the federal corporate income tax rates of 33.81%, 35% and 35%, respectively, to income before income taxes for the periods as shown in the table below.

	2018	2017	2016
Computed “expected” income tax	$38,078	$40,086	$26,427
Increase (decrease) resulting from:
State income taxes, net of federal benefit	5,042	4,001	4,030
Domestic production activities deduction	(3,204)	(2,906)	(1,635)
Stock option exercises	(962)	(4,969)	—
Exclusion of non-controlling interests	(113)	(2,484)	(4,823)
Other permanent differences, net	1,254	1,933	1,557
Impact of federal tax rate change on deferred taxes	(789)	—	—
Adjustments and other differences	973	1,445	(254)
Income tax expense	$40,279	$37,106	$25,302

For the years ended January 31, 2018, 2017 and 2016, the income tax expense amounts reflect the unfavorable income tax effects of state income taxes, net of federal income tax benefit. The favorable income tax effects of permanent differences for each year relate primarily to the domestic manufacturing deduction and the exclusion from taxable income of the income attributable to the non-controlling interests in the joint ventures that are not included in the Company’s reporting group for income tax purposes. Also, during the years ended January 31, 2018 and 2017, there were favorable income tax effects related to the recognition of the excess income tax benefits associated with stock options exercised during the corresponding year. Other permanent differences include the unfavorable income tax effects of the exclusion of certain meal and travel expenses (relating primarily to employees assigned to out-of-town construction projects) for each year presented above, goodwill impairment losses for the years ended January 31, 2018 and 2017 and nondeductible executive compensation for the years ended January 31, 2017 and 2016.

The effects of foreign income taxes for the years ended January 31, 2018, 2017 and 2016 were not material. The Company does not have any unremitted foreign earnings as the foreign operations have incurred a cumulative net operating loss since the acquisition of APC in May 2015.

The Company has commenced a review of the activities of its engineering staff in order to identify and quantify the amounts of research and development credits, if any, for use in reducing prior and current year income taxes. As this study was not commenced until late in the year ended January 31, 2018, the Company has not developed any estimates of the amounts of potential tax credits to which it may be entitled. Accordingly, no income tax benefit related to research and development credits has been reflected in the amount of income tax expense recorded by the Company for the year ended January 31, 2018 or any prior year.

As of January 31, 2018 and 2017, the consolidated balance sheets included prepaid income taxes in the amounts of $7.9 million and $3.9 million, respectively. As of January 31, 2018, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

The tax effects of temporary differences that gave rise to deferred tax assets and liabilities as of January 31, 2018 and 2017 included the following:

	2018	2017
Assets:
Net operating loss carryforwards	$2,635	$3,487
Stock options	2,042	1,594
Purchased intangibles	864	1,592
Accrued expenses and other	862	2,052
	6,403	8,725
Liabilities:
Purchased intangibles	(3,664)	(4,428)
Construction contracts	(1,896)	(2,862)
Property and equipment and other	(1,683)	(2,389)
	(7,243)	(9,679)
Net deferred tax liabilities	$(840)	$(954)

The Company acquired unused net operating losses (“NOLs”) for federal income tax reporting purposes from TRC that are subject to limitations imposed by Section 382 of the Internal Revenue Code of 1986, as amended. These losses are subject to annual limits that reduce the aggregate amount of NOLs available to the Company in the future to approximately $7.5 million. These NOLs are available to offset future taxable income and, if not utilized, begin expiring during 2032. The Company also has certain NOLs that will be available to the Company for state income tax reporting purposes that are substantially similar to the federal NOLs. Additionally, the Company has NOLs in the total amount of $4.3 million available to offset future taxable income in the Republic of Ireland, which may be carried forward indefinitely.

The Company’s ability to realize deferred tax assets, including those related to the NOLs discussed above, depends primarily upon the generation of sufficient future taxable income to allow for the utilization of the Company’s deductible temporary differences and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record valuation allowances against some or all of its deferred tax assets resulting in additional income tax expense in the future. At this time, based substantially on the strong earnings performance of the Company’s power industry services reporting segment, management believes that it is more likely than not that the Company will realize the benefit of significantly all of its deferred tax assets.

The Company is subject to income taxes in the United States of America, the Republic of Ireland, the United Kingdom and various other state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2014 except for several notable exceptions including the Republic of Ireland, the United Kingdom and several states where the open periods are one year longer.

The Company received notice from the IRS on November 7, 2017 that its federal consolidated tax return for the tax year ended January 31, 2016 has been selected for audit. At this time, the Company does not have reason to expect any material changes to its income tax liability resulting from the outcome of this audit.

The amounts of interest and penalties related to income taxes that were incurred by the Company during the years ended January 31, 2018, 2017 and 2016 were not material.

NOTE 15 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Reconciliations of the number of weighted average basic shares outstanding to the number of weighted average diluted shares outstanding and the computations of basic and diluted earnings per share for the years ended January 31, 2018, 2017 and 2016 are as follows (shares in thousands except in footnote 1 below):

	2018	2017	2016

Net income attributable to the stockholders of Argan, Inc.	$72,011	$70,328	$36,345

Weighted average number of shares outstanding (basic)	15,522	15,066	14,757
Effect of stock options (1)	258	559	267
Weighted average number of shares outstanding (diluted)	15,780	15,625	15,024

Net income per share attributable to the stockholders of Argan, Inc.
Basic	$4.64	$4.67	$2.46
Diluted	$4.56	$4.50	$2.42

(1)   The numbers of antidilutive shares excluded from the diluted computations were approximately 260,000, 165,000 and 180,000 for the years ended January 31, 2018, 2017 and 2016, respectively.

NOTE 16 — CASH DIVIDENDS

In September 2017, the Company’s board of directors declared a regular cash dividend of $1.00 per share of common stock, which was paid on October 31, 2017 to stockholders of record at the close of business on October 20, 2017. In September 2016, the Company’s board of directors declared regular and special cash dividends of $0.70 and $0.30 per share of common stock, respectively, which were paid on October 28, 2016. In September 2015, the Company’s board of directors declared a regular cash dividend of $0.70 per share of common stock, which was paid in November 2015.

In accordance with an announcement made by the Company in September 2017 that it intends to commence the payment of a quarterly cash dividend, the Company’s board of directors declared a regular quarterly cash dividend of $0.25 per share of common stock on April 10, 2018, payable on April 30, 2018 to stockholders of record on April 20, 2018.

NOTE 17 — CONCENTRATIONS OF REVENUES AND ACCOUNTS RECEIVABLE

The majority of the Company’s consolidated revenues related to performance by the power industry services segment which provided 91%, 87% and 94% of consolidated revenues for the years ended January 31, 2018, 2017 and 2016, respectively.

For the year ended January 31, 2018, the Company’s most significant customer relationships included four power industry service customers which accounted for 29%, 26%, 15% and 14% of consolidated revenues, respectively. For the year ended January 31, 2017, the Company’s most significant customer relationships included five power industry service customers which accounted for 20%, 18%, 17%, 14% and 10% of consolidated revenues, respectively. For the year ended January 31, 2016, the Company’s most significant customer relationships included two power industry service customers which accounted for 38% and 35% of consolidated revenues, respectively.

Accounts receivable balances from four major customers represented 20%, 20%, 15% and 14% of the corresponding consolidated balance as of January 31, 2018, and accounts receivable balances from four major customers represented 18%, 17%, 17% and 11% of the corresponding consolidated balance as of January 31, 2017.

NOTE 18 — SEGMENT REPORTING

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. The Company’s reportable segments, power industry services, industrial fabrication and field services, and telecommunications infrastructure services, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment.

Intersegment revenues and the related cost of revenues, are netted against the corresponding amounts of the segment receiving the intersegment services. For the years ended January 31, 2018 and 2017, intersegment revenues totaled approximately $2.2 million and $1.0 million, respectively. For the year ended January 31, 2016, intersegment revenues were insignificant. Intersegment revenues for the aforementioned periods related to services provided by the industrial fabrication and field services segment to the power industry services segment and are based on prices negotiated by the parties.

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the years ended January 31, 2018, 2017 and 2016. The “Other” column in each summary includes the Company’s corporate and unallocated expenses.

Year Ended January 31, 2018

	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$814,544	$65,303	$12,968	$—	$892,815
Cost of revenues	675,362	58,283	9,845	—	743,490
Gross profit	139,182	7,020	3,123	—	149,325
Selling, general and administrative expenses	23,356	7,401	1,395	9,612	41,764
Impairment loss	—	584	—	—	584
Income (loss) from operations	115,826	(965)	1,728	(9,612)	106,977
Other income, net	5,391	—	—	257	5,648
Income (loss) before income taxes	$121,217	$(965)	$1,728	$(9,355)	112,625
Income tax expense					40,279
Net income					$72,346

Depreciation	$885	$1,607	$274	$13	$2,779
Amortization of intangibles	350	682	—	—	1,032
Property, plant and equipment additions	1,362	2,837	625	2	4,826

Current assets	$465,730	$16,651	$3,672	$59,698	$545,751
Current liabilities	233,385	9,013	758	830	243,986
Goodwill	20,548	13,781	—	—	34,329
Total assets	493,576	44,868	4,934	60,015	603,393

Year Ended January 31, 2017

	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$586,628	$78,994	$9,425	$—	$675,047
Cost of revenues	452,599	68,354	7,383	—	528,336
Gross profit	134,029	10,640	2,042	—	146,711
Selling, general and administrative expenses	17,588	6,264	1,430	7,196	32,478
Impairment loss	1,979	—	—	—	1,979
Income (loss) from operations	114,462	4,376	612	(7,196)	112,254
Other income, net	2,145	—	—	133	2,278
Income (loss) before income taxes	$116,607	$4,376	$612	$(7,063)	114,532
Income tax expense					37,106
Net income					$77,426

Depreciation	$665	$1,165	$201	$12	$2,043
Amortization of intangibles	350	813	—	—	1,163
Property, plant and equipment additions	1,005	1,238	563	5	2,811

Goodwill	$20,548	$14,365	$—	$—	$34,913
Total assets	488,431	47,316	4,318	104,423	644,488

Year Ended January 31, 2016

	Power	Industrial	Telecom
	Services	Services	Services	Other	Totals
Revenues	$387,636	$15,260	$10,379	$—	$413,275
Cost of revenues	290,823	15,527	7,460	—	313,810
Gross profit	96,813	(267)	2,919	—	99,465
Selling, general and administrative expenses	15,303	1,151	1,323	7,283	25,060
Income (loss) from operations	81,510	(1,418)	1,596	(7,283)	74,405
Other income, net	827	—	—	274	1,101
Income (loss) before income taxes	$82,337	$(1,418)	$1,596	$(7,009)	75,506
Income tax expense					25,302
Net income					$50,204

Depreciation	$433	$172	$162	$12	$779
Amortization of intangibles	415	116	—	—	531
Property, plant and equipment additions	2,985	28	100	5	3,118

Goodwill	$22,525	$14,880	$—	$—	$37,405
Total assets	274,627	52,436	1,885	80,843	409,791

NOTE 19 — QUARTERLY FINANCIAL INFORMATION (unaudited)

Certain unaudited financial information reported for the quarterly periods ended April 30, July 31, October 31 and January 31 included in the years ended January 31, 2018 and 2017 is presented below:

	April 30	July 31	October 31	January 31	Full Year
2018
Revenues	$230,489	$259,803	$232,945	$169,578	$892,815
Gross profit	40,096	51,407	37,718	20,104	149,325
Income from operations	30,607	40,608	27,599	8,163	106,977
Net income	20,749	27,318	17,229	7,050	72,346
Net income attributable to the stockholders of Argan, Inc.	20,625	27,139	17,229	7,018	72,011

Earnings per share(1),(2)
Basic	$1.33	$1.75	$1.11	$0.45	$4.64
Diluted	$1.31	$1.72	$1.09	$0.45	$4.56

2017
Revenues	$130,348	$162,495	$175,444	$206,760	$675,047
Gross profit	28,302	44,012	36,578	37,819	146,711
Income from operations	21,255	34,499	26,730	29,770	112,254
Net income	14,120	23,299	19,226	20,781	77,426
Net income attributable to the stockholders of Argan, Inc.	12,230	19,674	18,073	20,351	70,328

Earnings per share(1),(2)
Basic	$0.82	$1.32	$1.19	$1.33	$4.67
Diluted	$0.81	$1.29	$1.16	$1.29	$4.50

(1)                     The earnings per share amounts are attributable to the stockholders of Argan, Inc.

(2)                     Earnings per share amounts for the quarter periods may not cross-foot to the corresponding full-year amounts as the amounts for each quarter are calculated independently of the calculations for the full-year amounts.