Form 10-Q
period 2018-04-30
ARGAN INC
filed 2018-06-11
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2018

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

Common stock, $0.15 par value: 15,568,719 shares as of June 8, 2018.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

APRIL 30, 2018

CERTIFICATIONS

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2018	2017

REVENUES	$141,366	$230,489
Cost of revenues	125,914	190,393
GROSS PROFIT	15,452	40,096
Selling, general and administrative expenses	9,637	9,489
INCOME FROM OPERATIONS	5,815	30,607
Other income, net	764	1,218
INCOME BEFORE INCOME TAXES	6,579	31,825
Income tax expense	1,737	11,076
NET INCOME	4,842	20,749
Net income attributable to non-controlling interests	5	124
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	4,837	20,625

Foreign currency translation adjustments	(579)	104
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$4,258	$20,729

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$0.31	$1.33
Diluted	$0.31	$1.31

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,568	15,467
Diluted	15,656	15,771

CASH DIVIDENDS PER SHARE (Note 11)	$0.25	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	April 30, 2018	January 31, 2018
	(Unaudited)	(Notes 1 and 4)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$151,523	$122,107
Short-term investments	214,058	311,908
Accounts receivable, net	35,623	24,756
Contract assets	50,579	13,847
Prepaid expenses and other current assets	13,849	12,410
TOTAL CURRENT ASSETS	465,632	485,028
Property, plant and equipment, net	18,175	15,299
Goodwill	34,329	34,329
Other intangible assets, net	6,896	7,149
Deferred taxes	435	439
Other assets	411	426
TOTAL ASSETS	$525,878	$542,670

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$97,453	$100,238
Accrued expenses	37,397	35,360
Contract liabilities	30,463	47,613
TOTAL CURRENT LIABILITIES	165,313	183,211
Deferred taxes	1,460	1,293
TOTAL LIABILITIES	166,773	184,504

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 15,570,952 shares issued at April 30 and January 31, 2018, respectively; 15,567,719 shares outstanding at April 30 and January 31, 2018, respectively	2,336	2,336
Additional paid-in capital	143,783	143,215
Retained earnings	212,095	211,150
Accumulated other comprehensive income	843	1,422
TOTAL STOCKHOLDERS’ EQUITY	359,057	358,123
Non-controlling interests	48	43
TOTAL EQUITY	359,105	358,166
TOTAL LIABILITIES AND EQUITY	$525,878	$542,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,842	$20,749
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Stock compensation expense	568	1,112
Depreciation	771	572
Change in accrued interest on short-term investments	(150)	(296)
Amortization of purchased intangible assets	253	183
Deferred income tax expense	162	263
Other	(262)	(86)
Changes in operating assets and liabilities
Accounts receivable	(9,522)	(5,028)
Prepaid expenses and other assets	(2,970)	(1,773)
Accounts payable and accrued expenses	(745)	12,730
Change in contracts in progress, net (Note 4)	(53,882)	12,538
Net cash (used in) provided by operating activities	(60,935)	40,964

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(5,000)	(185,000)
Maturities of short-term investments	103,000	145,000
Purchases of property, plant and equipment	(3,691)	(1,863)
Change in notes receivable	225	—
Net cash provided by (used in) investing activities	94,534	(41,863)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(3,892)	—
Proceeds from the exercise of stock options	—	867
Net cash (used in) provided by financing activities	(3,892)	867

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(291)	181
NET INCREASE IN CASH AND CASH EQUIVALENTS	29,416	149
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	122,107	167,198
CASH AND CASH EQUIVALENTS, END OF PERIOD	$151,523	$167,347

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$967	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2018

(Tabular dollar amounts in thousands, except per share data)

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”) which provided 74% and 90% of consolidated revenues for the three months ended April 30, 2018 and 2017, respectively; The Roberts Company, Inc. (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”); and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter cumulatively referred to as the “Company.”

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers, including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and variable interest entities (“VIEs”), and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels, heat exchangers and piping systems. Through SMC, conducting business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Argan, its wholly owned subsidiaries, its majority-controlled joint ventures and any variable interest entities for which the Company is deemed to be the primary beneficiary (see Note 3). All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts in the balance sheets and statements of cash flows for prior years were reclassified to conform to the current year presentation (see Note 4). In Note 14, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. The Company’s fiscal year ends on January 31 of each year.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2018.

The condensed consolidated balance sheet as of April 30, 2018, the condensed consolidated statements of earnings for the three months ended April 30, 2018 and 2017, and the condensed consolidated statements of cash flows for the three months ended April 30, 2018 and 2017 are unaudited. The condensed consolidated balance sheet as of January 31, 2018 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2018, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Effective February 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” and a series of amending ASUs (ASU 2014-09, as amended, is hereinafter referred to as “ASC Topic 606”), using the permitted modified retrospective method. Accordingly, the new guidance was applied retrospectively to contracts that were not completed as of the adoption date. Financial results for the reporting period which began February 1, 2018 and ended April 30, 2018 have been presented under ASC Topic 606, while prior period operating result amounts have not been adjusted and continue to be reported in accordance with previous guidance. See Note 4 for additional discussion of the adoption of ASC Topic 606 and the impact on the Company’s financial statements.

The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s current assets, which primarily include cash and cash equivalents, short-term investments, accounts receivable and contract assets, and its current liabilities are reasonable estimates of their fair values due to the short-term nature of these items. The fair value amounts of reporting units (as needed for purposes of identifying goodwill impairment losses) are determined by averaging valuations that are calculated using market-based and income-based approaches deemed appropriate in the circumstances (see Note 7).

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to the Company’s condensed consolidated financial statements except for the following new professional guidance related to leases.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases, which amends the existing guidance and which will require recognition of operating leases with lease terms of more than twelve months on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. The pronouncement will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities presented in the financial statements. Although the adoption of this pronouncement, which is effective for fiscal years beginning after December 15, 2018, will affect the Company’s condensed consolidated financial statements in the future, the Company has not yet determined the complete extent or significance of the changes.

NOTE 3 — SPECIAL PURPOSE ENTITIES

Construction Joint Ventures

GPS assigned its engineering, procurement and construction service (“EPC”) contracts for two natural gas-fired power plants, that were substantially completed during the year ended January 31, 2017, to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The corresponding joint venture agreements, as amended, provide that GPS has the majority interest in any profits, losses, assets and liabilities resulting from the performance of the EPC contracts. GPS has no significant remaining commitments under these arrangements beyond the provision of services under the related warranty obligations, which will expire by the end of the current fiscal year. Due to the financial control of GPS, the accounts of the joint ventures have been included in the Company’s condensed consolidated financial statements since the commencement of activities under the two EPC contracts.

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is in the early stages of development efforts for the construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the Company’s receipt of the right to negotiate the corresponding turnkey EPC contract for the project on an exclusive basis. The account balances of the VIE are included in the condensed consolidated financial statements including the development costs incurred during the three-month period ended April 30, 2018 in the amount of $0.3 million.

NOTE 4 — REVENUE RECOGNITION

Impact of the Adoption of the New Accounting Standard

ASC Topic 606 outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The new standard supersedes most previous revenue recognition guidance, including industry-specific guidance.

Central to the new framework is a five-step revenue recognition model that requires reporting entities to:

1.      Identify the contract,

2.      Identify the performance obligations of the contract,

3.      Determine the transaction price of the contract,

4.      Allocate the transaction price to the performance obligations, and

5.      Recognize revenue.

The new guidance focuses on the transfer of the contractor’s control of the goods and/or services to the customer, as opposed to the transfer of risk and rewards, and it also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions cover the determination of which goods and services are distinct and represent separate performance obligations, the appropriate treatments for variable consideration (which may include change orders, claims, performance incentives and liquidated damages), and the evaluation of whether revenues should be recognized at a point in time or over time. Where a performance obligation is satisfied over time, the related revenues are also recognized over time.

The effect of the adoption of ASC Topic 606 on retained earnings as of February 1, 2018 was a net tax-effected increase of less than $0.1 million. The differences between the Company’s reported operating results for the three months ended April 30, 2018, which reflect the application of the new standard on the Company’s contracts, and the results that would have been reported if the accounting was performed pursuant to the accounting standards previously in effect, were not material.

In accordance with ASC Topic 606, the Company has reported balances for contract assets and contract liabilities in its condensed consolidated balance sheets as of April 30 and January 31, 2018. Contract assets are defined in the new standard to include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities are defined in the new standard to include the amounts that reflect obligations to provide goods or services for which payment has been received. Contract assets and liabilities related to rights and obligations in a contract are interdependent and are recorded net on a contract by contract basis. Accordingly, the amounts presented in prior condensed consolidated balance sheets that were identified as “costs and estimated earnings in excess of billings” and “billings in excess of costs and estimated earnings” are now reflected in the line items entitled “contract assets” and “contract liabilities,” respectively.

In addition, accounts receivable have been redefined to represent unconditional rights to receive payments which only require the passage of time. Accordingly, amounts retained by project owners that have been historically included in accounts receivable are now reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Amounts retained by project owners under construction contracts at April 30 and January 31, 2018 were $73.6 million and $69.7 million, respectively.

Further, the proper accounting for certain costs that may be incurred to obtain contracts or that may be incurred on contracts but not representing actual progress, has been altered. For example, significant costs that are typically incurred during the initial phases of a contract may no longer be charged to contract costs when incurred; such costs, identified as contract fulfillment costs, should be capitalized and amortized to contract costs over the contract performance period. The net balances for capitalized project costs as of April 30 and January 31, 2018 that are being charged to active contracts on an amortization basis were $1.2 million and $1.7 million, respectively. Costs incurred by the Company to obtain contracts have not been material historically.

Balances as of January 31, 2018 for the accounts identified below were recast in order to conform to the presentation as of April 30, 2018.

	Balances	Impact of the	Classification
	Reported Previously	Adoption of ASC Topic 606	Under ASC Topic 606

Accounts receivable, net	$94,440	$(69,684)	$24,756
Costs and estimated earnings in excess of billings	4,887	(4,887)	—
Contract assets	—	13,847	13,847
Billings in excess of costs and estimated earnings	108,388	(108,388)	—
Contract liabilities	—	47,613	47,613
Deferred taxes	1,279	13	1,293
Retained earnings	211,112	38	211,150

The change in contracts in progress, net, for the three months ended April 30, 2018 in the amount of $53.9 million represented primarily a decline of $47.1 million in the net amount of billings in excess of costs and estimated earnings during the period and an increase in customer retainages in the amount of $3.9 million. Regarding the presentation of net cash provided by operating activities for the three months ended April 30, 2017, the change in contracts in progress, net, represented the growth of $23.9 million in the net amount of billings in excess of costs and estimated earnings during the period, offset partially by an increase in customer retainages in the amount of $11.4 million. The changes in contract fulfillment costs during the periods were not material.

Update to Significant Accounting Policies

Upon adoption of ASC Topic 606, the Company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended January 31, 2018. The revised accounting policy for revenue recognition is provided below.

Revenues are recognized primarily under various types of long-term construction contracts, including those for which revenues are based on either a fixed price, time and materials or cost-plus-fee basis, and primarily over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer. Contracts typically have durations of three months to three years. Revenues from fixed price contracts, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage of completion method. However, costs incurred on a particular contract, related to materials or equipment items over which the corresponding project owner has yet to obtain control, shall be excluded from the measurement of progress toward the satisfaction of the corresponding performance obligation determined as of the report date. Revenues from time and materials contracts are recognized when the related services are provided to the customer. Revenues from cost-plus-fee construction contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method.

Most of the Company’s long-term contracts have a single performance obligation as the promise to transfer the individual goods or services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Under previous revenue recognition guidance, the Company generally accounted for its long-term contracts as single units of account (i.e., a single performance obligation).

Historically, the Company has recognized adjustments in revenues and profits on contracts, including those associated with contract modifications and estimated cost changes, using a cumulative catch-up method as now required by the new standard. Under this method, the impact of the adjustment on revenues recorded to date is recognized in the period the adjustment is identified. Revenues and profits in future periods of contract performance are recognized using the adjusted estimate. As required by both prior and new guidance, if at any time the estimate of contract profitability indicates an anticipated loss on a contract, the Company will recognize the total loss in the quarter it is identified. For the three months ended April 30, 2018, the net impact on revenues of changes that the Company made to transaction prices (primarily the recognition of change orders) and to its estimates of the costs-to-complete active contracts was a reduction of approximately $4.6 million.

The timing of when the Company bills its customers is generally dependent upon advance billing terms, the achievement of certain contract milestones, the completion of certain other phases of the work, or when services are provided or products are shipped. Projects with performance obligations satisfied over time will typically have costs incurred and estimated earnings recognized to date in amounts different from the amounts of cumulative billings. As the rights and obligations in a contract are interdependent, the differences for each contract are combined with certain other asset and liability amounts related to each contract in order to determine the net contract asset or net contract liability amounts, on a contract-by-contract basis. These amounts are totaled at the report date and presented in the corresponding consolidated balance sheet as contract assets and contract liabilities.

Customer retainage amounts represent funds withheld by project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the length of retention periods may vary. Most of the amount outstanding as of April 30, 2018, related to active projects that will be collected during the fiscal year ending January 31, 2019. Retainage amounts related to active contracts are considered current assets regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. Costs charged to contracts include amounts billed to the Company for delivered goods and services where payments have been retained from subcontractors and suppliers. Retained amounts as of April 30 and January 31, 2018, which were included in the Company’s balance of accounts payable as of those dates, totaled $39.5 million and $38.7 million, respectively. Generally, such amounts are expected to be paid prior to the completion of the applicable project.

The transaction price for a contract represents the value of the corresponding contract used to determine the amount of revenues recognized as of the balance sheet date and may reflect amounts of variable consideration, which could include increases or decreases to the transaction price made from time-to-time during the period of contract performance due to changes in circumstances related to such items as approved and unapproved change orders, claims and incentives, and liquidated damages.

The Company estimates variable consideration at the most likely amount to which the Company expects to be entitled and includes variable consideration in the estimated transaction price to the extent it is probable that a significant reversal of cumulative revenues recognized on the particular contract will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s determination of the amount of variable consideration to include in a transaction price is based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The amounts of any incentive fees based on the Company’s achievement of certain cost, performance or schedule objectives are included in transaction prices when the Company believes it is probable that such amounts will be earned. The effects of changes to transaction prices, due to the addition or reduction of variable consideration, on the amounts of previously recognized revenue amounts are recognized currently as adjustments to revenues on a cumulative catch-up basis. To the extent unpriced change orders reflected in transaction price are not resolved in the Company’s favor, or to the extent incentives reflected in transaction price are not earned, there could be reductions in, or reversals of, previously recognized revenues.

Unpriced change orders, which represent contract variations for which the Company has project-owner directive for additional work or other authorization for a scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price and reflected in revenues when it is probable that the applicable costs will be recovered through a change in the contract price. The amounts of unpriced change orders included in transaction prices that were used to determine project-to-date revenues at April 30 and January 31, 2018 were $4.3 million and $9.3 million, respectively. Amounts of identified change orders that are not yet considered probable as of the corresponding balance sheet date are excluded from transaction prices. Revenues may be impacted by changes in the amounts of change orders that the Company expects to receive. The effects of any resulting revisions to revenues can be determined at any time and they could be material. Actual costs related to change orders are expensed as they are incurred. Changes to total estimated contract costs or losses, if any, are recognized in the period in which they are determined. In general, a contract claim is included in the corresponding transaction price only when an agreement on the amount has been reached with the project owner. Change orders are generally not distinct from the existing contract due to the significant integration service provided in the context of the contract and are accounted for as modifications to the existing contracts and performance obligations.

The Company’s long-term contracts typically have schedule dates and other performance obligations that if not achieved could subject the Company to liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by achievement of a specified level of output or efficiency. Each contract defines the conditions under which a project owner may make a claim for liquidated damages. At the outset of the Company’s contracts, the potential amounts of liquidated damages typically are not constrained, or subtracted, from the transaction price as the Company believes that it has included activities in its contract plan, and the associated costs, that will be effective in preventing such damages. Of course, circumstances may change as the Company executes the corresponding contract. The transaction price is reduced by an applicable amount when the Company no longer considers it probable that a future reversal of revenues will not occur when the matter is resolved.

In some instances, potential liquidated damages are not asserted by a project owner, but may be considered during the negotiation or settlement of claims and the close-out of a contract. In general, the Company considers potential liquidated damages, the costs of other related items and potential mitigating factors in determining the adequacy of its regularly updated estimates of costs expected to be incurred to complete active projects.

Remaining Unsatisfied Performance Obligations

The amount of the Company’s remaining unsatisfied performance obligations (“RUPO”) represents the unrecognized revenue value of contracts with customers as determined under ASC Topic 606. Additions to RUPO represent the total expected revenue value of new performance obligations determined during a given period, as well as the growth in value on existing contracts. The amounts of additions may vary significantly each reporting period based on the timing of major new contract commitments and the Company’s RUPO may fluctuate with currency movements.

At April 30, 2018, the Company had RUPO of $289.5 million. Approximately 91% of the Company’s RUPO as of April 30, 2018 is anticipated to be recognized as revenues during the nine months ending January 31, 2019, with the remainder recognized as revenues during the year ending January 31, 2020. Although the amount of reported RUPO includes business that is considered to be firm, it is important to note that cancellations, deferrals or scope adjustments may occur. RUPO may be adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

The amount of revenues recognized during the three months ended April 30, 2018 related to performance obligations that were satisfied or partially satisfied as of January 31, 2018 was $128.0 million. The amount of revenues recognized in the three months ended April 30, 2018 that was included in contract liabilities as of January 31, 2018 was $24.3 million.

Disaggregation of Revenues

The following table presents consolidated revenues for the three months ended April 30, 2018 and 2017 disaggregated by the geographic area where the work was performed.

	Three Months Ended April 30,
	2018	2017

United States	$124,154	$227,780
United Kingdom	14,468	499
Republic of Ireland	2,744	2,210

Consolidated Revenues	$141,366	$230,489

The consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements. Prior period financial operating results have not been adjusted for the adoption of ASC Topic 606 under the modified retrospective method.

NOTE 5 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments as of April 30 and January 31, 2018 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 329 days and 293 days, respectively (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of April 30 and January 31, 2018 included accrued interest of $2.1 million and $1.9 million, respectively.

Interest income is recorded when earned and is included in other income. As of April 30, and January 31, 2018, the weighted average annual interest rates of the CDs classified as short-term investments were 1.6% and 1.5%, respectively. The Company has cash on deposit in excess of federally insured limits at the Bank, has purchased CDs from the Bank, and has money market accounts at the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material risk.

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

As of both April 30 and January 31, 2018, the amount of the allowance for uncollectible accounts was $0.1 million. The Company did not record a provision for uncollectible accounts and notes receivable in either the three months ended April 30, 2018 or the comparable prior year period.

NOTE 7 — PURCHASED INTANGIBLE ASSETS

At both April 30 and January 31, 2018, the goodwill balances related to the acquisitions of GPS, TRC and APC were $18.5 million, $13.8 million and $2.0 million, respectively.

Purchased intangible assets, other than goodwill, consisted of the following elements as of April 30 and January 31, 2018.

		April 30, 2018			January 31,
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net Amount	2018 (net amount)

Trade names	15 years-indefinite	$8,323	$3,492	$4,831	$4,966
Process certifications	7 years	1,897	655	1,242	1,310
Customer relationships	4-10 years	1,346	523	823	873
Totals		$11,566	$4,670	$6,896	$7,149

NOTE 8 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017, which superseded the Company’s prior agreement with the Bank. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.00%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. As of April 30 and January 31, 2018, the Company had credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $19.5 million and $18.9 million, respectively.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of April 30 and January 31, 2018, the Company was compliant with the financial covenants of the Credit Agreement.

NOTE 9 — LEGAL MATTERS

In the normal course of business, the Company may have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material effect on the Company’s condensed consolidated financial statements other than as described below.

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. PPS has placed liens on the property of the customers in several states where work was performed by PPS and it has also filed a claim in Tennessee against the bond issued on behalf of TRC relating to one significant project located there in the amount of $2.5 million. On March 4, 2016, TRC filed responses to the claims of PPS. The positions of TRC are that PPS failed to deliver a number of items required by the applicable contract between the parties and that the invoices rendered by PPS covering the disputed services will not be paid until such deliverables are supplied. Further, TRC maintains that certain sums are owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS. The damages sought by TRC pursuant to its counterclaims approximate $4.9 million The amounts invoiced by PPS have been accrued by TRC and the corresponding liability amount was included in accounts payable in the condensed consolidated balance sheets as of April 30 and January 31, 2018. TRC has not recorded an account receivable for the amounts it believes are owed to it by PPS. A mediation effort was attempted in 2016 but it was unproductive and an impasse was declared. In December 2017, an amended complaint was filed by the plaintiff and TRC filed an amended counterclaim. In anticipation of a trial, the discovery process has begun. The Company intends to continue to defend against these claims and to pursue its counterclaim with vigorous efforts. Due to the uncertainty of the ultimate outcomes of these legal proceedings, the Company cannot provide assurances that it will be successful in these efforts. However, management does not believe that resolution of the matters discussed above will result in additional loss with material negative effect on the Company’s consolidated operating results in a future reporting period.

GPS is in a dispute with a former subcontractor on one of its power plant construction projects. The subcontractor, terminated primarily for cause by GPS, claimed damages of approximately $11.0 million. GPS submitted a counterclaim for an amount related to the value of the subcontract completed by GPS. Subsequent to April 30, 2018, the results of binding arbitration related to this matter were issued, as disclosed in Note 16 herein.

NOTE 10 — STOCK-BASED COMPENSATION

The Company’s board of directors may make awards under the 2011 Stock Plan (the “Stock Plan”) to officers, directors and key employees. Awards may include incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted or unrestricted stock. All stock options awarded under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant. ISOs shall have a term no longer than ten years; NSOs may have up to a ten-year term. In the past, stock options typically became exercisable one year from the date of award. Commencing in January 2018, stock options were awarded with three-year vesting schedules. As of April 30, 2018, there were approximately 1.0 million shares of the Company’s common stock reserved for issuance under the Company’s stock plans, including 20,500 shares of the Company’s common stock available for future awards.

Summaries of stock option activity under the Company’s stock plans for the three months ended April 30, 2018 and 2017, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2018	889	$44.83	7.91	$11.74
Granted	97	$37.60
Exercised	—	—
Outstanding, April 30, 2018	986	$44.12	7.90	$11.44
Exercisable, April 30, 2018	692	$44.01	7.11	$11.65

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2017	707	$39.04	7.82	$10.22
Granted	105	$64.25
Exercised	(27)	$31.53
Outstanding, April 30, 2017	785	$42.68	7.94	$11.29
Exercisable, April 30, 2017	485	$28.17	6.83	$7.51

The changes in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2018 and 2017, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2018	302	$13.55
Granted	97	$8.74
Vested	(105)	$16.37
Non-vested, April 30, 2018	294	$10.95

	Shares	Fair Value
Non-vested, February 1, 2017	270	$14.93
Granted	105	$16.37
Vested	(75)	$9.01
Non-vested, April 30, 2017	300	$17.38

In April 2018 and pursuant to terms of the Stock Plan, the Company awarded performance-based restricted stock units to two senior executives covering up to 36,000 shares of common stock. The release of the stock restrictions depends on the total shareholder return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over a three-year period.

Compensation expense amounts related to stock awards were $0.6 million and $1.1 million for the three months ended April 30, 2018 and 2017, respectively. At April 30, 2018, there was $3.3 million in unrecognized compensation cost related to outstanding stock options and restricted stock units. The Company expects to recognize the compensation expense for these awards over the next three years. The total intrinsic value of the stock options exercised during the three months ended April 30, 2017 was $1.0 million. There were no stock options exercises during the three months ended April 30, 2018. At April 30, 2018, the aggregate market values of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” as of April 30, 2018 exceeded the aggregate exercise prices of such options by $5.0 million and $4.7 million, respectively.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that its stock option exercise activity has become and remains sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. The fair values of stock options granted during the periods presented below were estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Three Months Ended April 30,
	2018	2017
Dividend yield	2.7%	1.1%
Expected volatility	36.0%	36.0%
Risk-free interest rate	2.0%	1.6%
Expected life (in years)	3.3	3.4

NOTE 11 — CASH DIVIDENDS

The Company’s board of directors declared its first regular quarterly cash dividend of $0.25 per share of common stock on April 10, 2018, which was paid on April 30, 2018 to stockholders of record on April 23, 2018.

NOTE 12 — INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017 and significantly changes tax law in the United States by, among other items, reducing the federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018). The Tax Act embraces a territorial system for the taxation of future foreign earnings and modifies certain business deductions by, among other changes, repealing the domestic production activities deduction, further limiting the deductibility of certain executive compensation and increasing the limitation on the deductibility of certain meals and entertainment expenses. As a result of the reduction in the federal corporate income tax rate, the Company revalued its deferred taxes as of December 22, 2017 and recognized an income tax benefit of approximately $0.8 million for the year ended January 31, 2018.

In the event that any new guidance related to the Tax Act is issued by the Internal Revenue Service (the “IRS”) or other regulatory or standard-setting bodies, the Company will conduct additional analysis and may make adjustments that could materially impact the Company’s income tax expense for the period in which such adjustments are made.

The Company’s income tax expense amounts for the three months ended April 30, 2018 and 2017 differed from corresponding amounts computed by applying the federal corporate income tax rates of 21% and 35%, respectively, to income before income taxes for the periods as shown in the table below.

	Three Months Ended April 30,
	2018	2017
Computed expected income tax expense	$1,382	$11,139
Increase (decrease) resulting from:
State income taxes, net of federal tax benefit	158	1,207
Domestic production activities deduction	—	(793)
Stock options	—	(273)
Adjustments and other differences	197	(204)
	$1,737	$11,076

The amounts of foreign income taxes for the three months ended April 30, 2018 and 2017 were not material. The Company did not record a liability as of January 31, 2018 related to transition taxes as it did not have any unremitted foreign earnings. Its foreign operations had incurred a cumulative net operating loss since the acquisition of APC in May 2015. The Company currently estimates that the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act will not have a material impact on our operating results for the year ending January 31, 2019. Nonetheless, it has included GILTI related to current year operations in the estimated annual effective tax rate. The Company has not provided additional GILTI on deferred items.

As of April 30 and January 31, 2018, the condensed consolidated balance sheets included prepaid income taxes in the amounts of approximately $7.4 million and $7.9 million, respectively. As of April 30, 2018, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

The Company is subject to income taxes in the United States, the Republic of Ireland, the United Kingdom and various other state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2014 except for several notable exceptions including the Republic of Ireland, the United Kingdom and several states where the open periods are one year longer. The IRS has begun an examination of the Company’s federal consolidated tax return for the year ended January 31, 2016. At this time, the Company does not have reason to expect any material changes to its income taxes resulting from the outcome of this examination.

The Company has commenced a review of the activities of its engineering staff in order to identify and quantify the amounts of research and development credits, if any, for use in reducing prior and current year income taxes. As this study was commenced only recently, the Company has not developed any estimates of the amounts of potential tax credits to which it may be entitled. Accordingly, no benefit related to research and development credits has been reflected in the amount of income tax expense recorded by the Company for the three months ended April 30, 2018 or any prior reporting period.

NOTE 13 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

The computations of basic and diluted earnings per share for the three months ended April 30, 2018 and 2017 are as follows (shares in thousands except in footnote 1 below):

	Three Months Ended April 30,
	2018	2017

Net income attributable to the stockholders of Argan, Inc.	$4,837	$20,625

Weighted average number of shares outstanding - basic	15,568	15,467
Effect of stock options (1,2)	88	304
Weighted average number of shares outstanding - diluted	15,656	15,771
Net income per share attributable to the stockholders of Argan, Inc.
Basic	$0.31	$1.33
Diluted	$0.31	$1.31

(1)         Antidilutive stock options for the three months ended April 30, 2018 and 2017 covered approximately 487,000 shares and 165,000 shares, respectively.

(2)         The effect of restricted stock units on earnings per share for the three months ended April 30, 2018 was not material.

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

Intersegment revenues and the related cost of revenues, are netted against the corresponding amounts of the segment receiving the intersegment services. For the three months ended April 30, 2018 and 2017, intersegment revenues totaled approximately $0.1 million and $1.7 million, respectively. Intersegment revenues for the aforementioned periods related to services provided by the industrial fabrication and field services segment to the power industry services segment and are based on prices negotiated by the parties. Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the three months ended April 30, 2018 and 2017. The “Other” column in each summary includes the Company’s corporate and unallocated expenses.

Three Months Ended April 30, 2018	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$122,487	$16,449	$2,430	$—	$141,366
Cost of revenues	108,296	15,649	1,969	—	125,914
Gross profit	14,191	800	461	—	15,452
Selling, general and administrative expenses	5,232	1,835	462	2,108	9,637
Income (loss) from operations	8,959	(1,035)	(1)	(2,108)	5,815
Other income, net	675	—	—	89	764
Income (loss) before income taxes	$9,634	$(1,035)	$(1)	$(2,019)	6,579
Income tax expense					1,737
Net income					$4,842

Amortization of purchased intangible assets	$87	$166	$—	$—	$253
Depreciation	176	513	79	3	771
Property, plant and equipment additions	826	2,564	300	1	3,691

Current assets	$365,569	$23,598	$3,380	$73,085	$465,632
Current liabilities	147,694	15,989	1,115	515	165,313
Goodwill	20,548	13,781	—	—	34,329
Total assets	393,932	53,698	4,862	73,386	525,878

Three Months Ended April 30, 2017	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$210,789	$16,571	$3,129	$—	$230,489
Cost of revenues	173,248	14,741	2,404	—	190,393
Gross profit	37,541	1,830	725	—	40,096
Selling, general and administrative expenses	5,205	1,645	313	2,326	9,489
Income (loss) from operations	32,336	185	412	(2,326)	30,607
Other income, net	1,169	—	—	49	1,218
Income (loss) before income taxes	$33,505	$185	$412	$(2,277)	31,825
Income tax expense					11,076
Net income					$20,749

Amortization of purchased intangible assets	$87	$96	$—	$—	$183
Depreciation	170	335	64	3	572
Property, plant and equipment additions	12	1,694	155	2	1,863

Goodwill	$20,548	$14,365	$—	$—	$34,913
Total assets (1)	506,952	49,420	4,700	100,285	661,357

(1)  The amount of total assets for each segment has been recast to conform to the presentation as of April 30, 2018.

NOTE 15 — CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues related to performance by the power industry services segment which provided 87% and 91% of consolidated revenues for the three months ended April 30, 2018 and 2017, respectively.

For the three months ended April 30, 2018, the Company’s most significant customer relationships included four power industry service customers which accounted for approximately 22%, 19%, 12% and 12% of consolidated revenues, respectively. For the three months ended April 30, 2017, the Company’s most significant customer relationships included four customers which accounted for approximately 29%, 21%, 21% and 18% of consolidated revenues, respectively.

Amounts retained by five project owners were $19.9 million, $19.4 million, $14.6 million, $13.9 million and $4.1 million as of April 30, 2018, respectively, and were $19.3 million, $18.7 million, $14.1 million, $13.4 million and $3.2 million as of January 31, 2018, respectively. The account balance receivable from one customer represented 33% of the corresponding condensed consolidated balance as of April 30, 2018. Account balances receivable from two customers each represented 18% of the corresponding consolidated balance as of January 31, 2018.

NOTE 16 — SUBSEQUENT EVENT

As previously reported and as disclosed in Note 9 herein, GPS is in a dispute with a former subcontractor on one of its power plant construction projects that was scheduled for binding arbitration. The results of the binding arbitration on the matter were received on June 5, 2018. The arbitration panel awarded approximately $5.2 million, plus interest and arbitration fees, in favor of a former subcontractor of GPS. As of April 30, 2018, the Company had accrued for the full amount of the loss represented by the award.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2018, and the results of their operations for the three months ended April 30, 2018 and 2017, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 that was filed with the SEC on April 11, 2018.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of Part II of this Quarterly Report on Form 10-Q and Item 1A of Part I of our Annual Report on Form 10-K for the year ended January 31, 2018. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan, Inc. is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including its consolidated joint ventures and VIEs, and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern region of the United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels, heat exchangers and piping systems. Through SMC, now conducting business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region.

At the holding company level, we may make additional acquisitions of and/or investments in companies with potential for profitable growth. We may have more than one industrial focus. We expect that acquired companies will be held in separate subsidiaries that will be operated in a manner that best provides cash flows and value for our stockholders.

Overview

Highlights for the quarter ended April 30, 2018 include the following:

•                  GPS entered into an EPC services contract with an affiliate of NTE Energy (“NTE”), to construct a 475 MW state-of-the-art natural gas-fired power plant in Reidsville, North Carolina.

•                  Consolidated project backlog value rose to approximately $524 million as of April 30, 2018 from a value of $379 million as of January 31, 2018.

•                  GPS recently reached substantial completion for two of its power plant projects.

•                  During the first quarter ended April 30, 2018, we declared and paid a regular quarterly cash dividend of $0.25 per share of common stock to our stockholders.

•                  The impact of the new lower corporate tax rate in the United States, partially offset by the elimination of certain favorable income tax deductions, is reflected in an expected annual effective income tax rate of approximately 26% for Fiscal 2019.

•                  The adoption of the new revenue recognition accounting standard resulted in an immaterial change to our retained earnings and minimal changes to our ongoing revenue recognition.

Our consolidated revenues for the three months ended April 30, 2018 declined to $141.4 million from $230.5 million for the three months ended April 30, 2017. Gross profits for the three months ended April 30, 2018 decreased to $15.5 million from $40.1 million for the three months ended April 30, 2017, reflecting primarily the reduction in consolidated revenues between periods. Our gross margin percentage decreased to 11% for the three months ended April 30, 2018 from 17% for the prior year quarter, reflecting the effects of increased labor and subcontractor cost estimates for certain projects over the past three quarters including the additional costs recorded as of April 30, 2018 related to the arbitration award against us that is described in Note 16 to the accompanying condensed consolidated financial statements, and the changes in the mix, progress and gross margin levels of multiple power plant projects. The corresponding reduction in the amount of forecasted gross margins had an unfavorable effect on gross profit for the first quarter ended April 30, 2018 compared to gross profit reported for the first quarter last year.

We reported at year-end that we expected the revenues of GPS to decrease significantly in the year ending January 31, 2019 (“Fiscal 2019”) compared to the year ended January 31, 2018 (“Fiscal 2018”). We do anticipate the addition of new EPC services projects to our project backlog during Fiscal 2019 as discussed below; however, it takes time for us to ramp-up meaningful revenues associated with new EPC projects due to the project life-cycles of gas-fired power plants. Therefore, we expect Fiscal 2019 to be a year where we transition from the final stages of our existing EPC projects to the early stages of expected new projects. We are cautiously optimistic that we will see a resumption of growth in Fiscal 2020 and in future years as we are awarded new construction projects and they mature. New project opportunities exist and, as reported at year-end, negotiations continue with project owners for several new EPC projects.

The decreases in consolidated revenues and the gross profit percentage, partially offset by the favorable effect of the reduction in the corporate income tax rate, were the primary causes of the decline in net income attributable to our stockholders to $4.8 million, or $0.31 per diluted share, for the three months ended April 30, 2018 from $20.6 million, or $1.31 per diluted share, for the three months ended April 30, 2017.

The first five projects identified in the chart below, all EPC contracts, were the most significant drivers of our financial results for the three months ended April 30, 2018, which together represented approximately 73% of our consolidated revenues for the three months ended April 30, 2018. Revenues for each of these projects will decline over the remaining quarters of Fiscal 2019 as they each progress toward the substantial completion milestone. Recently, GPS achieved substantial completion on two of its power plant EPC services projects.

As described in Note 4 to the accompanying condensed consolidated financial statements, we adopted ASC Topic 606 on February 1, 2018, using the permitted modified retrospective method. The impacts of ASC Topic 606 on our operating results for the three months ended April 30, 2018 were minimal.

Our reported amount of project backlog at a point in time represents the total value of projects awarded as of that date (including awarded contracts for which the Company has not received a notice-to-proceed) less the amounts of revenues recognized to date on the corresponding projects. Although project backlog reflects business that we consider to be firm, cancellations or reductions may occur and may reduce project backlog and our expected future revenues.

Execution on Project Backlog

The following table summarizes our large power plant projects:

Current Project	Location	Facility Size	FNTP (1) Received	Scheduled Completion
Caithness Moxie Freedom Generating Station	Pennsylvania	1,040 MW	November 2015	2018
CPV Towantic Energy Center	Connecticut	785 MW	March 2016	2018
NTE Middletown Energy Center	Ohio	475 MW	October 2015	2018
NTE Kings Mountain Energy Center	North Carolina	475 MW	March 2016	2018
Exelon West Medway II Facility	Massachusetts	200 MW	April 2017	2018
TeesREP Biomass Power Station	Teesside (England)	299 MW	May 2017	2019
InterGen Spalding OCGT Expansion Project	Spalding (England)	298 MW	November 2017	2019
NTE Reidsville Energy Center	North Carolina	475 MW		(2)

(1)         Full Notice to Proceed (“FNTP”) represents the formal notice provided by the customer instructing us to commence the activities covered by the corresponding contract; FNTP has not yet been received for the Reidsville project.

(2)         The scheduled completion date has not been established definitively as of April 30, 2018.

Despite the expected revenues decline for GPS in Fiscal 2019, we are encouraged by the new business awarded to our other operating units since the end of the fiscal year. Moreover, on March 27, 2018, we announced that GPS has entered into an EPC services contract with an affiliate of NTE, to construct a 475 MW state-of-the-art gas-fired power plant in Reidsville, North Carolina. We added the value of this project to our project backlog in the first quarter ended April 30, 2018. Also, GPS has been selected by the owners of several other projects to negotiate EPC service contracts with aggregate potential project value in excess of $1.5 billion and with projected start dates ranging from later in 2018 through 2019. We have performed certain pre-contract tasks at the request of several of these project owners. Nonetheless, GPS has not received a limited or full notice to proceed on any of the projects discussed in this paragraph, and there is always a possibility that one or more of these projects will not be built.

We believe that the delay in new business awards to GPS relates, in part, to the current lack of new demand for electricity, especially in the northeast and mid-Atlantic regions of the United States. In addition, there is uncertainty surrounding the level of regulatory support for coal as part of the energy mix, the increase in the amount of power generating capacity provided by renewable energy assets and the improvements and decreasing prices in renewable energy storage solutions. These factors may be impacting the planning and initiation phases for the construction of new natural gas-fired power plants which continue to be deferred by project owners.

Other unfavorable factors include disappointing energy capacity auctions for new power generating assets (though it was positive to see increased pricing at the latest PJM capacity auction on May 23, 2018) and the impacts of environmental activism, including California’s resolve to move towards 100% renewable energy. The increase in the number of protests against a variety of fossil-fuel related energy projects has garnered media attention and public skepticism about new pipelines resulting in project delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to potentially new gas-fired power plant sites, thereby increasing the risk of power plant project delays or cancellations.

Market Outlook

The total annual amount of electricity generated by utility-scale facilities in the United States in each of the last 10 years has not surpassed the total amount generated in the peak power generation year of 2007. For calendar year 2017, the total amount of electricity generation was approximately 97% of the level for 2007. Total electric power generation from all sources has decreased slightly over the past three years. Power demand gains related to economic growth and population increases have been offset by the effects of private electricity generation and energy efficiency advances. However, the new base-case outlook published by the U.S. Energy Information Administration (the “EIA”) forecasts an annual increase in power generation for 2018 and steady growth through 2050 with average annual increases of a bit less than 1% per year.

EIA expects the share of total utility-scale electricity generation from natural gas-fired power plants in the United States to rise from 32% in 2017 to 34% in both 2018 and 2019. The generation share from coal in both 2018 and 2019 is forecast to average 29%, down from 30% in 2017. The nuclear share was 20% in 2017 and is forecast to average 20% in 2018 and 19% in 2019. Non-hydropower renewables (i.e., wind and solar) provided slightly less than 10% of electricity generation in 2017 and are expected to provide 10% in 2018 and nearly 11% in 2019. The generation share of hydropower was over 7% in 2017 and is forecast to fall below 7% in both 2018 and 2019. The EIA also forecasts continued growth for natural gas-fired electricity generation through 2050 with average annual increases of 1.3% per year.

Between 2011 and 2016, nearly 60 GW of net coal-fired capacity was retired, partly as a result of new mercury and air-toxics standards. Announcements by electric utilities of the retirement of coal-fired power plants continue, citing the availability of cheap natural gas, existing environmental regulations and the significant costs of refurbishment and relicensing. EIA forecasts that coal-fired generating capacity will decrease by another 65 GW by 2030. Also, in 2017, the owner of the Kemper County “clean coal” plant employing gasification and carbon capture technologies on a large scale effectively gave up on this prototype project in central Mississippi and announced that its plant would now burn natural gas instead.

Almost 5 GW of nuclear capacity has been retired over the last four to five years. The future of new nuclear power plant construction has been further clouded with the bankruptcy of Westinghouse, one of the few major nuclear providers of fuel, services, technology, plant design and equipment. In 2017, this event lead to the abandonment of the partially completed reactors at the V.C. Summer nuclear power generation plant in South Carolina as the project owners announced a reluctance to saddle customers with increasing additional costs. Just one nuclear power plant in the United States is under construction today (the Vogtle plant units 3 and 4).

Even with the sluggish overall demand for electricity, the retirements of coal and nuclear plants typically result in the need for new capacity. New natural gas-fired plants, which have experienced a significant increase in their ability to generate power efficiently, are relatively cheaper to build than coal, nuclear, or renewable plants, they are substantially more environmentally friendly than conventional coal-fired power plants and they represent the most economical way to meet base loads, peak demands and maintain grid reliability. Relatively clean burning, cost-effective and reliable, the benefits of natural gas as a source of power generation are compelling. As the use of coal declines, the use of nuclear energy stalls, and the integration of increasing amounts of wind and solar power into energy grids continues (including renewable energy storage solutions), power providers should continue to value gas-fired electricity generation, including when needed to support intermittent renewable energy supplies. It is accurate that the share of the mix represented by wind farms and solar fields are predicted to grow with accelerated growth in the near term boosted by extended tax credits. Nonetheless, natural gas is predicted to be a strong choice for new electricity generation plants in the future primarily due to low natural gas prices and the scheduled expiration of renewable energy tax credits.

As a result, we believe that the future prospects for natural gas-fired power plant construction continue to be generally favorable as natural gas has become the primary source for power generation in our country. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to the boom in natural gas supply. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions. As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Demands for electricity, the ample supply of natural gas, and the continuing retirement of inefficient and old coal and nuclear energy plants, should result in natural gas-fired energy plants representing a substantial portion of new power generation additions in the future and an increased share of the power generation mix. In summary, the development of natural gas-fired power generation facilities in the United States should continue to provide construction opportunities for us, although the pace of new opportunities emerging may be restrained in the near term as discussed above.

We have been successful in the completion of our EPC and other projects. Our five largest EPC projects continue to progress beyond the peak construction phases of their project life-cycles and towards completion, including two projects that recently achieved substantial completion subsequent to quarter-end. Consequently, the level of revenues associated with each one will continue to decline. We are disappointed that we did not add a new major EPC contract to our project backlog during Fiscal 2018. However, as identified above, we announced in March 2018 that GPS has entered into an EPC services contract with an affiliate of NTE, to construct a 475 MW state-of-the-art natural gas-fired power plant in Reidsville, North Carolina.

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

Comparison of the Results of Operations for the Three Months Ended April 30, 2018 and 2017

We reported net income attributable to our stockholders of $4.8 million, or $0.31 per diluted share, for the three months ended April 30, 2018. For the three months ended April 30, 2017, we reported a comparable net income amount of $20.6 million, or $1.31 per diluted share.

The following schedule compares our operating results for the three months ended April 30, 2018 and 2017 (dollars in thousands).

	Three Months Ended April 30,
	2018	2017	$ Change	% Change
REVENUES
Power industry services	$122,487	$210,789	$(88,302)	(41.9)%
Industrial fabrication and field services	16,449	16,571	(122)	(0.7)
Telecommunications infrastructure services	2,430	3,129	(699)	(22.3)
Revenues	141,366	230,489	(89,123)	(38.7)
COST OF REVENUES
Power industry services	108,296	173,248	(64,952)	(37.5)
Industrial fabrication and field services	15,649	14,741	908	6.2
Telecommunications infrastructure services	1,969	2,404	(435)	(18.1)
Cost of revenues	125,914	190,393	(64,479)	(33.9)
GROSS PROFIT	15,452	40,096	(24,644)	(61.5)
Selling, general and administrative expenses	9,637	9,489	148	1.6
INCOME FROM OPERATIONS	5,815	30,607	(24,792)	(81.0)
Other income, net	764	1,218	(454)	(37.3)
INCOME BEFORE INCOME TAXES	6,579	31,825	(25,246)	(79.3)
Income tax expense	1,737	11,076	(9,339)	(84.3)
NET INCOME	4,842	20,749	(15,907)	(76.7)
Net income attributable to non-controlling interests	5	124	(119)	(96.0)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$4,837	$20,625	$(15,788)	(76.5)%

Revenues

Power Industry Services

The revenues of the power industry services business decreased by 42%, or $88.3 million, to $122.5 million for the three months ended April 30, 2018 compared with revenues of $210.8 million for the three months ended April 30, 2017. The revenues of this business represented approximately 87% of consolidated revenues for the more recent quarter, and approximately 91% of consolidated revenues for the prior year quarter. The decrease in revenues for the power industry services segment primarily reflected the commissioning and start-up activities of four EPC projects, which together represented approximately 51% of consolidated revenues for the quarter ended April 30, 2018. The percent-complete for these four projects ranged from 87% to 98% as of April 30, 2018. Last year, the combined revenues associated with these four natural gas-fired power plant projects, which were in ramped-up and peak construction activities stages, represented approximately 89% of consolidated revenues for the first quarter. The level of quarterly revenues associated with each of these projects will continue to decline as all four jobs are currently scheduled to be substantially completed over the next two quarters.

A fifth EPC project, which represented approximately 22% of consolidated revenues for the quarter ended April 30, 2018, is also scheduled for completion by the end of the current fiscal year. Reflecting primarily the ramp-up of construction activities on its project in Teesside, the revenues of our APC subsidiary represented a four-fold increase over its revenues for last year’s first quarter.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business (representing the business of TRC) were $16.4 million and $16.6 million for the three months ended April 30, 2018 and 2017, respectively. The largest portion of TRC’s revenues continue to be provided by industrial field services, and TRC’s major customers include some of North America’s largest forest products companies and large fertilizer producers as well as energy companies with plants located in the southeast region of the United States.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) decreased by $0.7 million to $2.4 million for the three months ended April 30, 2018 compared with revenues of $3.1 million for the three months ended April 30, 2017. Revenues for the quarter ended April 30, 2018 primarily related to a fiber-to-the-home project for a municipal customer.

Cost of Revenues

Due primarily to the substantial decrease in consolidated revenues for the three months ended April 30, 2018 compared with last year’s first quarter, the corresponding consolidated cost of revenues also decreased. These costs were $125.9 million and $190.4 million for the three months ended April 30, 2018 and 2017, respectively. Gross profit amounts for the three months ended April 30, 2018 and 2017 were $15.5 million and $40.1 million, respectively. Our overall gross profit percentage of 11% of consolidated revenues was lower in the quarter ended April 30, 2018 compared to a percentage of 17% for the first quarter last year as the percentage for each reportable segment decreased between the periods.

The gross profit percentage for the three months ended April 30, 2018 primarily reflected continued execution on the commissioning and start-up activities of four natural gas-fired power plant projects of GPS. However, while all of these projects are progressing toward substantial completion, including two projects which reached substantial completion recently, certain of the natural gas-fired power plant projects continue to experience increases in labor and subcontractor costs over the past three quarters to amounts greater than originally estimated. Last year, there were limited estimate changes in the first quarter. In addition, costs recorded related to the arbitration award against us that is described in Note 16 to the accompanying condensed consolidated financial statements reduced our gross profit percentage for the three months ended April 30, 2018.

Selling, General and Administrative Expenses

These costs for the three months ended April 30, 2018 increased by $0.1 million, or approximately 1.6%, as compared to the amount of such costs incurred in the first quarter last year.

Income Tax Expense

For the quarter ended April 30, 2018, we recorded income tax expense of $1.7 million reflecting an estimated annual effective income tax rate of approximately 26%. The estimated annual income tax rate is higher than the new federal income tax rate of 21% due primarily to the estimated unfavorable effect of state income taxes, and the unfavorable effects of additional limitations on the deductibility of certain executive compensation and certain meals and entertainment expenses. Most of such expenses for which we are unable to take full tax deductions are living expenses incurred by employees assigned to out-of-town projects.

For the quarter ended April 30, 2017, we recorded income tax expense of $11.1 million reflecting an annual effective income tax rate estimated last year of approximately 36% (before the tax effect of discrete items for the quarter). This rate differed from the expected federal income tax rate of 35% due primarily to the estimated unfavorable effect of state income taxes, offset substantially by the domestic production activities deduction. This deduction was eliminated for our current fiscal year by the Tax Act which was signed into law on December 22, 2017.

Liquidity and Capital Resources as of April 30, 2018

As of April 30, 2018 and January 31, 2018, our balances of cash and cash equivalents were $151.5 million and $122.1 million, respectively. During this same period, our working capital decreased by $1.5 million to $300.3 million as of April 30, 2018 from $301.8 million as of January 31, 2018.

The net amount of cash used by operating activities for the three months ended April 30, 2018 was $60.9 million. Even though net income for the period, including the favorable adjustments related to non-cash expense items, provided cash in the total amount of $6.2 million, cash used in operations exceeded this amount primarily due to the effects of four major EPC projects that are nearing completion. Because these projects are well past the peak of their respective milestone billing schedules, the excess amounts of billings in excess of the amounts of the corresponding costs and estimated earnings on these projects declined during the quarter ended April 30, 2018. At the same time, the total amount of billings retained by customers continued to increase as these four projects are not yet completed as of April 30, 2018. As a result, we experienced an increase of $36.7 million in the amount of contract assets and a decrease of $17.2 million in the amount of contract liabilities during the quarter, which together represented a use of cash in the amount of $53.9 million. In addition, increased activity on a fifth major project caused accounts receivable to increase during the three months ended April 30, 2018, a use of cash in the amount of $9.5 million. In general, we expect this unfavorable cash-flow trend to continue until the projects are completed and expected new EPC projects are begun.

Our primary source of this cash during the three months ended April 30, 2018 was the net maturity of short-term investments (certificates of deposit issued by our Bank) in the amount of $98.0 million. Non-operating activity cash uses included primarily the payment of a cash dividend of $3.9 million. Our operating subsidiaries used cash during the three-month period ended April 30, 2018 in the amount of $3.7 million for capital expenditures. As of April 30, 2018, there were no restrictions with respect to inter-company payments from GPS, TRC, APC or SMC to the holding company.

During the three months ended April 30, 2017, our combined balance of cash and cash equivalents increased by $0.1 million to $167.3 million as of April 30, 2017 from a balance of $167.2 million as of January 31, 2017. During this same period, our working capital increased by $21.8 million to $259.0 million as of April 30, 2017 from $237.2 million as of January 31, 2017.

Net income for the three months ended April 30, 2017, including the favorable adjustments related to noncash expense items, provided cash in the total amount of $22.5 million. Increased construction activity during the period caused the amounts of accounts payable and accrued expenses to rise, which provided cash in the amount of $12.7 million. We also experienced a net change during the period in contracts in progress which represented a source of cash in the amount of $12.5 million. This net amount reflected an increase of $23.4 million in billings on current projects that temporarily exceeded the corresponding amounts of costs and estimated earnings, offset by increased project owner retainages in the amount of $11.4 million. Uses of cash during the three months ended April 30, 2017 included increased accounts receivables, prepaid expenses and other assets in the total amount of $6.8 million. Primarily due to these factors, the net amount of cash provided by operating activities for the three months ended April 30, 2017 was $41.0 million. During the three months ended April 30, 2017, the exercise of options to purchase 27,500 shares of common stock provided us with cash proceeds in the approximate amount of $0.9 million. Our primary use of this cash during the three months ended April 30, 2017 was the net purchase of certificates of deposit in the amount of $40.0 million. We also used cash during the prior year period for capital expenditures by the operating subsidiaries in the total amount of $1.9 million.

Last year on May 15, 2017, we entered into the Credit Agreement with the Bank which replaced a predecessor agreement with the Bank and modified its features to, among other things:

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

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank will continue to require that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of April 30, 2018 and January 31, 2018, we were compliant with the financial covenants of the Credit Agreement.

We may use the borrowing ability to cover other credit issued by the Bank for our use in the ordinary course of business. As of April 30, 2018, we had approximately $19.5 million of credit outstanding under the Credit Agreement primarily to support our APC activities. However, we had no outstanding borrowings. In addition, the commercial bank that has supported the activities of TRC issued an outstanding irrevocable letter of credit on its behalf in the amount of $0.4 million with a current expiration date in November 2018.

At April 30, 2018, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in and repurchase agreements secured by United States Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Republic of Ireland, certain pound sterling-based bank accounts in the United Kingdom and insignificant bank accounts in other countries in support of the operations of APC.

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

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

The following tables present the determinations of earnings before interest, taxes, depreciation and amortization (“EBITDA”), for the three months ended April 30, 2018 and 2017, respectively (amounts in thousands).

	Three Months Ended April 30,
	2018	2017
Net income, as reported	$4,842	$20,749
Interest expense	549	—
Income tax expense	1,737	11,076
Depreciation	771	572
Amortization of purchased intangible assets	253	183
EBITDA	8,152	32,580
EBITDA of non-controlling interests	5	124
EBITDA attributable to the stockholders of Argan, Inc.	$8,147	$32,456

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows (used in) provided by operating activities that are presented in our condensed consolidated statements of cash flows for the three months ended April 30, 2018 and 2017 (amounts in thousands).

	Three Months Ended April 30,
	2018	2017 (1)
EBITDA	$8,152	$32,580
Current income tax expense	(1,575)	(10,813)
Interest expense	(549)	—
Stock option compensation expense	568	1,112
Other noncash items	(412)	(382)
Increase in accounts receivable	(9,522)	(5,028)
Increase in prepaid expenses and other assets	(2,970)	(1,773)
(Decrease) increase in accounts payable and accrued expenses	(745)	12,730
Change in contracts in progress, net	(53,882)	12,538
Net cash (used in) provided by operating activities	$(60,935)	$40,964

(1)  Certain amounts were recast to conform to the presentation for the three months ended April 30, 2018.

We believe that EBITDA is a meaningful presentation that enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that EBITDA is widely used by investors and analysts as a measure of performance. However, as EBITDA is not a measure of performance calculated in accordance with US GAAP, we do not believe that this measure should be considered in isolation from, or as a substitute for, the results of our operations presented in accordance with US GAAP that are included in our condensed consolidated financial statements. In addition, our EBITDA does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.

Critical Accounting Policies

We consider the accounting policies related to the recognition of revenues from customer contracts; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; income tax reporting; and the financial reporting associated with any significant legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and VIEs. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in arriving at estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended January 31, 2018. During the three-month period ended April 30, 2018, there have been no material changes in the way we apply the critical accounting policies described therein except as follows. The “Update to Significant Accounting Policies” section of Note 4 to the accompanying condensed consolidated financial statements presents the revised accounting policy for the recognition of revenue that was adopted on February 1, 2018.

Recently Issued Accounting Pronouncements

Note 2 to the accompanying condensed consolidated financial statements presents a brief description of the one pending accounting pronouncement issued by the FASB that may be relevant to our future financial reporting in a material way. ASU 2016-02, Leases, which was issued in February 2016 will be adopted by us on February 1, 2019, and will require the recognition on our consolidated balance sheet of all operating leases with terms greater than one year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of April 30, 2018, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 8 to the accompanying condensed consolidated financial statements), which provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at LIBOR plus 2.00%. As of April 30, 2018, our balance of short-term investments, which consisted entirely of CDs, was $212 million (excluding accrued interest) with a weighted average initial maturity term of 329 days. This exposes us to a certain amount of risk should interest rates suddenly rise. However, we believe that this risk is minimal, and mitigated somewhat by the manner in which we have scheduled the future maturity dates. As of April 30, 2018, the weighted average interest rate on our CDs was 1.56%.

The accompanying condensed consolidated financial statements are presented in US Dollars. The financial results reported by APC and included in our condensed consolidated financial statements are affected by foreign currency volatility. The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive income. When the US Dollar depreciates against the Euro, the reported assets, liabilities, revenues, costs and earnings of APC, after translation into US Dollars, are greater than what they would have been had the value of the US Dollar appreciated against the Euro or if there had been no change in the exchange rate. During the three-month period ended April 30, 2018, the US Dollar appreciated against the Euro. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation, and we generally do not utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We incurred a net foreign currency transaction loss for the three months ended April 30, 2018 that was insignificant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of April 30, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

Included in Note 9 and Note 16 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q are discussions of specific legal proceedings for the three-month period ended April 30, 2018. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A.   RISK FACTORS

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2018.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   MINE SAFETY DISCLOSURES (not applicable to us)

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit No.	Title

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934
Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350 *
Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350 *

Exhibit 101.INS#	XBRL Instance Document
Exhibit 101.SCH#	XBRL Schema Document
Exhibit 101.CAL#	XBRL Calculation Linkbase Document
Exhibit 101.LAB#	XBRL Labels Linkbase Document
Exhibit 101.PRE#	XBRL Presentation Linkbase Document
Exhibit 101.DEF#	XBRL Definition Linkbase Document

* The certification is being furnished and shall not be considered filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

June 11, 2018	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

June 11, 2018	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary