Form 10-Q
period 2018-07-31
ARGAN INC
filed 2018-09-05
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $0.15 par value: 15,568,719 shares as of August 31, 2018.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

JULY 31, 2018

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

REVENUES	$136,670	$259,803	$278,036	$490,292
Cost of revenues	105,962	208,396	231,876	398,789
GROSS PROFIT	30,708	51,407	46,160	91,503
Selling, general and administrative expenses	10,378	10,799	20,015	20,289
INCOME FROM OPERATIONS	20,330	40,608	26,145	71,214
Other income, net	2,928	1,311	3,692	2,529
INCOME BEFORE INCOME TAXES	23,258	41,919	29,837	73,743
Income tax expense	6,314	14,601	8,051	25,676
NET INCOME	16,944	27,318	21,786	48,067
Net (loss) income attributable to non-controlling interests	(28)	179	(23)	303
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	16,972	27,139	21,809	47,764

Foreign currency translation adjustments	(693)	789	(1,272)	893
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$16,279	$27,928	$20,537	$48,657

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$1.09	$1.75	$1.40	$3.08
Diluted	$1.08	$1.72	$1.39	$3.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,568	15,514	15,568	15,491
Diluted	15,673	15,787	15,673	15,788

CASH DIVIDENDS PER SHARE (Note 11)	$0.25	$—	$0.50	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	July 31, 2018	January 31, 2018
	(Unaudited)	(Notes 1 and 4)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$165,766	$122,107
Short-term investments	195,976	311,908
Accounts receivable, net	46,137	24,756
Contract assets	34,792	13,847
Prepaid expenses and other current assets	10,542	12,410
TOTAL CURRENT ASSETS	453,213	485,028
Property, plant and equipment, net	18,882	15,299
Goodwill	34,329	34,329
Other purchased intangible assets, net	6,643	7,149
Deferred taxes	342	439
Other assets	394	426
TOTAL ASSETS	$513,803	$542,670
LIABILITIES AND EQUITY CURRENT LIABILITIES
Accounts payable	$84,239	$100,238
Accrued expenses	31,218	35,360
Contract liabilities	24,385	47,613
TOTAL CURRENT LIABILITIES	139,842	183,211
Deferred taxes	2,146	1,293
TOTAL LIABILITIES	141,988	184,504

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 15,571,952 and 15,570,952 shares issued at July 31 and January 31, 2018, respectively; 15,568,719 and 15,567,719 shares outstanding at July 31 and January 31, 2018, respectively	2,336	2,336
Additional paid-in capital	144,135	143,215
Retained earnings	225,174	211,150
Accumulated other comprehensive income	150	1,422
TOTAL STOCKHOLDERS’ EQUITY	371,795	358,123
Non-controlling interests	20	43
TOTAL EQUITY	371,815	358,166
TOTAL LIABILITIES AND EQUITY	$513,803	$542,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$21,786	$48,067
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	1,567	1,210
Gain on the settlement of litigation (Note 9)	(1,400)	—
Deferred income tax expense (benefit)	924	(153)
Stock compensation expense	906	2,315
Amortization of purchased intangible assets	506	518
Change in accrued interest on short-term investments	432	(629)
Provision for uncollectible accounts	(135)	345
Other	(677)	206
Changes in operating assets and liabilities
Accounts receivable	(19,946)	2,999
Prepaid expenses and other assets	337	2,600
Accounts payable and accrued expenses	(18,659)	21,485
Changes in contracts-in-progress, net (Note 4)	(44,173)	(44,387)
Net cash (used in) provided by operating activities	(58,532)	34,576

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(91,000)	(357,500)
Maturities of short-term investments	206,500	310,000
Purchases of property, plant and equipment	(5,365)	(2,802)
Change in notes receivable	225	(200)
Net cash provided by (used in) investing activities	110,360	(50,502)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(7,784)	—
Proceeds from the exercise of stock options	14	2,453
Distributions to joint venture partners	—	(1,229)
Net cash (used in) provided by financing activities	(7,770)	1,224

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(399)	729
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,659	(13,973)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	122,107	167,198
CASH AND CASH EQUIVALENTS, END OF PERIOD	$165,766	$153,225

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$2,333	$19,754

Cash paid for interest	$659	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2018

(Tabular dollar amounts in thousands, except per share data)

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 65% and 89% of consolidated revenues for the six months ended July 31, 2018 and 2017, respectively; The Roberts Company, Inc. (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”); and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter cumulatively referred to as the “Company.”

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and consulting services to the power generation  and renewable energy markets. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms. Including consolidated joint ventures and variable interest entities (“VIEs”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems, pressure vessels and heat exchangers. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the United States.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Argan, its wholly owned subsidiaries, its financially controlled joint ventures and any variable interest entities for which the Company is deemed to be the primary beneficiary (see Note 3). All significant inter-company balances and transactions have been eliminated in consolidation. Certain comparative amounts in the balance sheet and statement of cash flows were reclassified to conform to the current year presentation (see Note 4). In Note 15, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. The Company’s fiscal year ends on January 31 of each year.

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

The condensed consolidated balance sheet as of July 31, 2018, the condensed consolidated statements of earnings for the three and six months ended July 31, 2018 and 2017, and the condensed consolidated statements of cash flows for the six months ended July 31, 2018 and 2017 are unaudited. The condensed consolidated balance sheet as of January 31, 2018 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2018, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Effective February 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” and a series of amendments which together hereinafter are referred to as “ASC Topic 606”, using the permitted modified retrospective method. Accordingly, the new guidance was applied retrospectively to contracts that were not completed as of the adoption date. Financial results for the reporting period which began February 1, 2018 and ended July 31, 2018 have been presented under ASC Topic 606, while prior period operating result amounts have not been adjusted and continue to be reported in accordance with previous guidance. See Note 4 for additional discussion about the adoption of ASC Topic 606 and its impact on the Company’s financial statements.

The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s current assets, which primarily include cash and cash equivalents, short-term investments, accounts receivable and contract assets, and its current liabilities are reasonable estimates of their fair values due to the short-term nature of these items. The fair value amounts of reporting units (as needed for purposes of identifying goodwill impairment losses) are determined by averaging valuations that are calculated using market-based and income-based approaches deemed appropriate in the circumstances.

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting pronouncements that have not yet been adopted that we consider material to the Company’s condensed consolidated financial statements except for the following professional guidance related to leases.

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases, which amends the existing guidance and which will require recognition of operating leases with lease terms of more than twelve months on the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. The pronouncement will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities presented in the financial statements. Although the adoption of this pronouncement, which is effective for fiscal years beginning after December 15, 2018, is expected to affect primarily the presentation of the Company’s condensed consolidated balance sheet, the Company has not yet determined the complete extent or significance of the changes.

NOTE 3 — SPECIAL PURPOSE ENTITIES

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is in the early stages of development efforts for the construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction services (“EPC”) contract that has been negotiated and announced. The account balances of the VIE are included in the condensed consolidated financial statements including the development costs incurred during the three and six-month periods ended July 31, 2018 in the amounts of $0.4 million and $0.7 million, respectively.

Construction Joint Ventures

GPS assigned its EPC contracts for two natural gas-fired power plants, which were substantially completed during the year ended January 31, 2017, to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. The corresponding joint venture agreements, as amended, provide that GPS has the majority interest in any profits, losses, assets and liabilities resulting from the performance of the EPC contracts. GPS has no significant remaining commitments under these arrangements, and it expects to liquidate both joint ventures before the end of the current fiscal year. Due to the financial control of GPS, the accounts of the joint ventures have been included in the Company’s condensed consolidated financial statements since the commencement of activities under the two EPC contracts.

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

1.   Identify the contract,

2.   Identify the performance obligations of the contract,

3.   Determine the transaction price of the contract,

4.   Allocate the transaction price to the performance obligations, and

5.   Recognize revenue.

The new guidance focuses on the transfer of the contractor’s control of the goods and/or services to the customer, as opposed to the transfer of risk and rewards, and it also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Major provisions cover the determination of which goods and services are distinct and represent separate performance obligations, the appropriate treatments for variable consideration (which may relate to change requests, claims, performance incentives and liquidated damages), and the evaluation of whether revenues should be recognized at a point in time or over time. Where a performance obligation is satisfied over time, the related revenues are also recognized over time.

The effect of the adoption of ASC Topic 606 on retained earnings as of February 1, 2018 was a net tax-effected increase of less than $0.1 million. The differences between the Company’s reported operating results for the three and six months ended July 31, 2018, which reflect the application of the new standard on the Company’s contracts, and the results that would have been reported if the accounting was performed pursuant to the accounting standards previously in effect, were not material.

In accordance with ASC Topic 606, the Company has reported balances for contract assets and contract liabilities in its condensed consolidated balance sheets as of July 31 and January 31, 2018. Contract assets are defined in the new standard to include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities are defined in the new standard to include the amounts that reflect obligations to provide goods or services for which payment has been received. Contract assets and liabilities related to rights and obligations in a contract are interdependent and are recorded net on a contract by contract basis. Accordingly, the amounts presented in prior condensed consolidated balance sheets that were identified as “costs and estimated earnings in excess of billings” and “billings in excess of costs and estimated earnings” are now reflected in the line items entitled “contract assets” and “contract liabilities.”

In addition, accounts receivable have been redefined to represent unconditional rights to receive payments which only require the passage of time. Accordingly, amounts retained by project owners that have been historically included in accounts receivable are now reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Amounts retained by project owners under construction contracts at July 31 and January 31, 2018 were $23.4 million and $69.7 million, respectively.

Further, the proper accounting for certain costs that may be incurred to obtain contracts or that may be incurred on contracts but not representing actual progress, has been altered. For example, significant costs that are typically incurred during the initial phases of a contract may no longer be charged to contract costs when incurred. Such costs, identified as contract fulfillment costs, should be capitalized and amortized to contract costs over the contract performance period. The net balances for capitalized contract fulfillment costs as of July 31 and January 31, 2018 that are being charged to active contracts on an amortization basis were $0.6 million and $1.7 million, respectively. Costs incurred by the Company to obtain contracts have not been material historically.

Balances as of January 31, 2018 for the accounts identified below were recast in order to conform to the presentation as of July 31, 2018:

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

The increase in contracts-in-progress, net, for the six months ended July 31, 2018 in the amount of $44.2 million was caused primarily by a decline of $62.8 million in billings in excess of costs and estimated earnings and an increase in costs and estimated earnings in excess of billings in the amount of $24.5 million, offset partially by a decrease in customer retainages in the amount of $46.3 million. Regarding the presentation of net cash provided by operating activities for the six months ended July 31, 2017, the increase of $44.4 million in contracts-in-progress represented the decrease of $23.7 million in the amounts of billings in excess of costs and estimated earnings and an increase in customer retainages in the amount of $20.7 million. The changes in contract fulfillment costs during the periods were not material.

Update to Significant Accounting Policies

Upon adoption of ASC Topic 606, the Company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended January 31, 2018. The revised accounting policy for revenue recognition is provided below.

Revenues are recognized primarily under various types of long-term construction contracts, including those for which revenues are based on either a fixed price, time and materials or cost-plus-fee basis, and primarily over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer. Contracts typically have durations of three months to three years. Revenues from fixed price contracts, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage-of-completion method. However, costs incurred on a particular contract that are related to materials or equipment items over which the corresponding project owner has yet to obtain control shall be excluded from the measurement of progress toward the satisfaction of the corresponding performance obligation determined as of the report date. Revenues from time and materials contracts are recognized when the related services are provided to the customer. Revenues from cost-plus-fee construction contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method.

Most of the Company’s long-term contracts have a single performance obligation as the promises to transfer the individual goods or services are not separately identifiable from other promises in the contracts and, therefore, are not distinct. Under previous revenue recognition guidance, the Company also generally accounted for its long-term contracts as single units of account (i.e., a single performance obligation).

Historically, the Company has recognized adjustments in revenues and profits on contracts, including those associated with contract modifications and estimated cost changes, using a cumulative catch-up method as now required by the new standard. Under this method, the impact of the adjustment on revenues recorded to date is recognized in the period the adjustment is identified. Revenues and profits in future periods of contract performance are recognized using the adjusted estimate. As required by both prior and new guidance, if at any time the estimate of contract profitability indicates an anticipated loss on a contract, the Company will recognize the total loss in the quarter it is identified. The net impacts on revenues of changes that the Company made to transaction prices and to its estimates of the costs-to-complete active contracts were increases of approximately $15.4 million and $10.8 million for the three and six months ended July 31, 2018, respectively.

The timing of when the Company bills its customers is generally dependent upon negotiated billing terms, the achievement of certain contract milestones, the completion of certain other phases of the work, or when services are provided or products are shipped. Projects with performance obligations satisfied over time will typically have revenues recognized to date in amounts different from the amounts of cumulative billings. As the rights and obligations in a contract are interdependent, the differences for each contract are combined with certain other asset and liability amounts related to the corresponding contracts in order to determine the net contract asset or net contract liability amounts, on a contract-by-contract basis. These amounts are totaled at the report date and presented in the corresponding consolidated balance sheet as contract assets and contract liabilities.

Customer retainage amounts represent funds withheld by project owners until a defined phase of a contract or project has been completed and accepted by the project owner. Retention amounts and the length of retention periods may vary. Most of the amount outstanding as of July 31, 2018, related to active projects that will be collected during the fiscal year ending January 31, 2019. Retainage amounts related to active contracts are considered current assets regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. Costs charged to contracts include amounts billed to the Company for delivered goods and services where payments have been retained from subcontractors and suppliers. Retained amounts as of July 31 and January 31, 2018, which were included in the Company’s balance of accounts payable as of those dates, totaled $35.1 million and $38.7 million, respectively. Generally, such amounts are expected to be paid prior to or upon the completion of the applicable project.

The transaction price for a contract represents the value of the corresponding contract used to determine the amount of revenues recognized as of the balance sheet date. It may reflect amounts of variable consideration, which could include increases or decreases to the transaction price made from time-to-time during the period of contract performance as circumstances evolve related to such items as approved and unapproved change requests, incentives, and liquidated damages.

The Company includes the estimated amount of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenues recognized on the particular contract will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s determination of the amount of variable consideration to be included in the transaction price of a particular contract is based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The effect of any revisions to the transaction price on the amount of previously recognized revenues that is due to the addition or reduction of variable consideration is recorded currently as an adjustment to revenues on a cumulative catch-up basis. In the event that any amounts of variable consideration that are reflected in the transaction price of a contract are not resolved in the Company’s favor, there could be reductions in, or reversals of, previously recognized revenues.

Contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price and are reflected in revenues when it is considered probable that the applicable costs will be recovered through an adjustment to the contract price. The aggregate amounts of contract variations, including change requests, included in the transaction prices that were used to determine project-to-date revenues at July 31 and January 31, 2018, were $4.1 million and $9.3 million, respectively. The effects of any revision to a transaction price can be determined at any time and they could be material. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined. In general, any contract claim would be included in the corresponding transaction price only when an agreement on the amount has been reached with the project owner. Variations related to the Company’s contracts typically are accounted for as modifications to the existing contracts and performance obligations.

The Company’s long-term contracts typically have schedule dates and other performance obligations that if not achieved could subject the Company to liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by the achievement of a specified level of output or efficiency. Each applicable contract defines the conditions under which a project owner may be entitled to liquidated damages. At the outset of each of the Company’s contracts, the potential amounts of liquidated damages typically are not constrained, or subtracted, from the transaction price as the Company believes that it has included activities in its contract plan, and the associated costs, that will be effective in preventing such damages. Of course, circumstances may change as the Company executes the corresponding contract. The transaction price is reduced by an applicable amount when the Company no longer considers it probable that a future reversal of revenues will not occur when the matter is resolved.

In general, the Company considers potential liquidated damages, the costs of other related items and potential mitigating factors in determining the adequacy of its regularly updated estimates of costs expected to be incurred to complete active projects. In other cases, the Company may have the grounds to assert liquidated damages against subcontractors, suppliers, project owners or other parties related to a project. Such circumstances may arise when the Company’s activities and progress are adversely affected by delayed or damaged materials, challenges with equipment performance or other events out of the Company’s control where the Company has rights to recourse, typically in the form of liquidated damages. In general, the Company does not adjust the corresponding contract accounting until it is probable that the benefit will be realized. Such adjustments could be material.

Remaining Unsatisfied Performance Obligations

The amount of the Company’s remaining unsatisfied performance obligations (“RUPO”) represents the unrecognized revenue value of contracts with customers as determined under ASC Topic 606. Additions made to RUPO during a reporting period represent the total expected revenue value of new performance obligations, as well as the growth in value on existing contracts.

The amounts of additions may vary significantly each reporting period based on the timing of major new contract commitments and the Company’s RUPO may fluctuate with currency movements. At July 31, 2018, the Company had RUPO of $193.6 million. Approximately 80% of the Company’s RUPO as of July 31, 2018 is anticipated to be recognized as revenues during the six months ending January 31, 2019, with the remainder recognized as revenues during the year ending January 31, 2020.

Although the amount of reported RUPO includes business that is considered to be firm, it is important to note that cancellations, deferrals or scope adjustments may occur. RUPO may be adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as appropriate.

The amount of revenues recognized during the six months ended July 31, 2018 related to performance obligations that were partially satisfied as of January 31, 2018 was $236.8 million. The amount of revenues recognized in the six months ended July 31, 2018 that was included in contract liabilities as of January 31, 2018 was $38.9 million.

Disaggregation of Revenues

The following table presents consolidated revenues for the three and six months ended July 31, 2018 and 2017 disaggregated by the geographic area where the work was performed:

	Three Months Ended July 31,		Six Months Ended July 31,
	2018	2017	2018	2017

United States	$108,939	$254,259	$233,093	$482,039
United Kingdom	19,690	2,170	34,158	2,669
Republic of Ireland	7,415	3,374	10,159	5,584
Other	626	—	626	—

Consolidated Revenues	$136,670	$259,803	$278,036	$490,292

The consolidated revenues are disaggregated by reportable segment in Note 15 to the condensed consolidated financial statements. Prior period financial operating results have not been adjusted for the adoption of ASC Topic 606 under the Company’s application of the modified retrospective method.

NOTE 5 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments as of July 31, and January 31, 2018 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 262 days and 293 days, respectively (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of July 31, and January 31, 2018 included accrued interest of $1.5 million and $1.9 million, respectively.

Interest income is recorded when earned and is included in other income. As of July 31, and January 31, 2018, the weighted average annual interest rates of the CDs were 2.0% and 1.5%, respectively. The Company has cash on deposit in excess of federally insured limits at the Bank, has purchased CDs from the Bank, and has money market accounts at the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material risk.

NOTE 6 — ACCOUNTS RECEIVABLE

The Company may extend credit to a customer based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on accounts and notes receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding amounts receivable. As of July 31, 2018, Company did not have an allowance for uncollectible accounts. As of January 31, 2018, the amount of the allowance for uncollectible accounts was not material.

NOTE 7 — PURCHASED INTANGIBLE ASSETS

At both July 31, and January 31, 2018, the goodwill balances related to the acquisitions of GPS, TRC and APC were $18.5 million, $13.8 million and $2.0 million, respectively.

Purchased intangible assets, other than goodwill, consisted of the following elements as of July 31, and January 31, 2018:

		July 31, 2018			January 31,
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net Amount	2018 (net amount)

Trade names	15 years-indefinite	$8,323	$3,628	$4,695	$4,966
Process certifications	7 years	1,897	723	1,174	1,310
Customer relationships	4-10 years	1,346	572	774	873
Totals		$11,566	$4,923	$6,643	$7,149

NOTE 8 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017, which superseded the Company’s prior agreement with the Bank. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.00%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. As of July 31, and January 31, 2018, the Company had credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $18.5 million and $18.9 million, respectively.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of July 31, and January 31, 2018, the Company was compliant with the financial covenants of the Credit Agreement.

NOTE 9 — LEGAL MATTERS

In the normal course of business, the Company may have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material effect on the Company’s condensed consolidated financial statements.

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. In addition, PPS placed liens on the property of customers in several states where work was performed by PPS and it also filed a claim in Tennessee against the bond issued on behalf of TRC relating to one significant project located there. On March 4, 2016, TRC filed responses to the claims of PPS, asserting that PPS failed to deliver a number of items required by the applicable contract between the parties, that the invoices rendered by PPS covering the disputed services would not be paid until such deliverables were supplied, and that certain sums were owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS. The amounts invoiced by PPS were accrued by TRC and the corresponding liability amounts were included in accounts payable in the condensed consolidated balance sheet as January 31, 2018. TRC did not record an account receivable for the amounts it believes are owed to it by PPS. A mediation effort was attempted in 2016 but it was unproductive in resolving the disputes. In December 2017, an amended complaint was filed by the plaintiff and TRC filed an amended counterclaim and the discovery process began.

In July 2018, the parties agreed to a settlement of all claims made against each other with TRC agreeing to make a payment to PPS in the amount of $0.9 million. As the total of the previously accrued amounts exceeded the negotiated settlement amount, the Company recorded a gain on the settlement in the amount of $1.4 million that is included in other income for the periods ended July 31, 2018.

GPS was in a dispute with a former subcontractor on one of its power plant construction projects that was settled pursuant to binding arbitration in June 2018. The arbitration panel awarded approximately $5.2 million, plus interest and arbitration fees, in favor of the subcontractor. The total amount was paid by GPS to the subcontractor in July 2018 and, except for the portion of interest that accrued in the second quarter, was accrued by the Company as of April 30, 2018. In connection with the settlement, the legal claims made by the parties against each other were dismissed with prejudice and without costs to the parties, all liens filed by the subcontractor related to the project were released, and each party provided the other with a release from future claims related to this matter.

NOTE 10 — STOCK-BASED COMPENSATION

The Company’s board of directors may make awards under the 2011 Stock Plan (the “Stock Plan”) to officers, directors and key employees. Awards may include incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted or unrestricted stock. All stock options awarded under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant. ISOs shall have a term no longer than ten years; NSOs may have up to a ten-year term. In the past, stock options typically became exercisable one year from the date of award. Commencing in January 2018, stock options were awarded with three-year vesting schedules. As of July 31, 2018, there were approximately 1.8 million shares of the Company’s common stock reserved for issuance under the Company’s stock plans. This number includes 770,500 shares of the Company’s common stock available for future awards including 750,000 shares that were reserved for issuance under the Stock Plan with approval by the stockholders in June 2018.

Summaries of stock option activity under the Company’s stock plans for the six months ended July 31, 2018 and 2017, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2018	889	$44.83	7.91	$11.74
Granted	97	$37.60
Exercised	(1)	$17.33
Outstanding, July 31, 2018	985	$44.15	7.65	$11.45
Exercisable, July 31, 2018	712	$44.50	6.92	$11.76

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2017	707	$39.04	7.82	$10.22
Granted	125	$63.58
Exercised	(80)	$30.48
Forfeited	(10)	$71.75
Outstanding, July 31, 2017	742	$43.66	7.79	$11.56
Exercisable, July 31, 2017	462	$28.84	6.72	$7.75

The changes in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2018 and 2017, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2018	302	$13.55
Granted	97	$8.74
Vested	(125)	$16.19
Non-vested, July 31, 2018	274	$10.64

	Shares	Fair Value
Non-vested, February 1, 2017	270	$14.93
Granted	125	$16.19
Vested	(105)	$9.66
Forfeited	(10)	$19.14
Non-vested, July 31, 2017	280	$17.83

In April 2018 and pursuant to terms of the Stock Plan, the Company awarded performance-based restricted stock units to two senior executives covering up to 36,000 shares of common stock plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions depends on the total shareholder return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over a three-year period.

Compensation expense related to stock awards was $0.3 million and $1.2 million for the three months ended July 31, 2018 and 2017, respectively, and was $0.9 million and $2.3 million for the six months ended July 31, 2018 and 2017, respectively. At July 31, 2018, there was $3.0 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years. The total intrinsic value of the stock options exercised during the six months ended July 31, 2017 was $2.8 million. The total intrinsic value of the stock options exercised during the six months ended July 31, 2018 was not material. At July 31, 2018, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options, that were “in-the-money” as of July 31, 2018, exceeded the aggregate exercise prices of such options by $4.2 million and $4.1 million, respectively.

The Company estimates that the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that its stock option exercise activity is sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. The fair values of stock options granted during the periods presented below were estimated on the corresponding dates of award using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Six Months Ended July 31,
	2018	2017
Dividend yield	2.7%	1.1%
Expected volatility	36.0%	36.0%
Risk-free interest rate	2.0%	1.6%
Expected life (in years)	3.3	3.4

NOTE 11 — CASH DIVIDENDS

On June 25, 2018, the Company’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on July 31, 2018 to stockholders of record at the close of business on July 24, 2018. The Company’s board of directors declared its first regular quarterly cash dividend of $0.25 per share of common stock on April 10, 2018, which was paid on April 30, 2018 to stockholders of record on April 23, 2018.

NOTE 12 — INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017 and significantly changes tax law in the United States by, among other items, reducing the federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018). The Tax Act embraces a territorial system for the taxation of future foreign earnings and modifies certain business deductions by, among other changes, repealing the domestic production activities deduction, further limiting the deductibility of certain executive compensation and increasing the limitation on the deductibility of certain meals and entertainment expenses. As a result of the reduction in the corporate income tax rate, the Company revalued its deferred taxes as of December 22, 2017 and recognized an income tax benefit of $0.8 million for the year ended January 31, 2018.

The Company did not record a liability as of January 31, 2018 related to transition taxes as it did not have any unremitted foreign earnings. Its foreign operations had incurred a cumulative net operating loss since the acquisition of APC in May 2015. The Company currently estimates that the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act will not have a material impact on its operating results for the year ending January 31, 2019. Nonetheless, it has included GILTI tax related to current year operations in the estimated annual effective tax rate. The Company has not provided additional GILTI tax on deferred items.

In the event that any new guidance related to the Tax Act is issued by the Internal Revenue Service (the “IRS”) or other regulatory or standard-setting bodies, the Company will conduct additional analysis and may make adjustments that could materially impact the Company’s income tax expense for the period in which such adjustments are made.

The Company’s income tax expense amounts for the six months ended July 31, 2018 and 2017 differed from corresponding amounts computed by applying the federal corporate income tax rates of 21% and 35%, respectively, to income before income taxes for the periods as shown in the table below. Foreign income tax expense for the six months ended July 31, 2018 was $0.4 million; the comparable amount for the six months ended July 31, 2017 was not material.

	Six Months Ended July 31,
	2018	2017
Computed expected income tax expense	$6,266	$25,810
Increase (decrease) resulting from:
State income taxes, net of federal tax benefit	1,176	3,020
Domestic production activities deduction	—	(2,148)
Stock options	(5)	(773)
Adjustments and other differences	614	(233)
	$8,051	$25,676

As of July 31, and January 31, 2018, the condensed consolidated balance sheets included prepaid income taxes in the amounts of approximately $3.2 million and $7.9 million, respectively. As of July 31, 2018, the Company does not believe that it has any material uncertain income tax positions reflected in its accounts.

The Company is subject to income taxes in the United States, the Republic of Ireland, the United Kingdom and various other state and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is no longer subject to income tax examinations by tax authorities for its fiscal years ended on or before January 31, 2014 except for several notable exceptions including the Republic of Ireland, the United Kingdom and several states where the open periods are one year longer. The IRS is conducting an examination of the Company’s federal consolidated tax return for the year ended January 31, 2016. At this time, the Company does not have reason to expect any material changes to its income taxes resulting from the outcome of this examination.

The Company has continued to review the activities of its engineering staff in order to identify and quantify the amounts of research and development credits that may be available to reduce current and prior year income taxes. This study was begun last year and has not been completed. Accordingly, no benefits related to research and development credits, which could be material, have been reflected in the amounts of income tax expense recorded by the Company for the current or any prior year reporting period.

NOTE 13 — CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 77% and 92% of consolidated revenues for the three months ended July 31, 2018 and 2017, respectively, and 82% and 92% of consolidated revenues for the six months ended July 31, 2018 and 2017, respectively.

The Company’s most significant customer relationships for the three months ended July 31, 2018 included four power industry service customers which accounted for approximately 18%, 16%, 11% and 10% of consolidated revenues, respectively. The Company’s most significant customer relationships for the three months ended July 31, 2017 included four power industry service customers which accounted for approximately 31%, 27%, 17% and 13% of consolidated revenues, respectively. The Company’s most significant customer relationships for the six months ended July 31, 2018 included three power industry service customers which accounted for approximately 20%, 14% and 13% of consolidated revenues, respectively. The Company’s most significant customer relationships for the six months ended July 31, 2017 included four power industry service customers which accounted for approximately 28%, 26%, 19% and 15% of consolidated revenues, respectively.

Amounts retained by three project owners were $14.2 million, $5.0 million and $1.2 million as of July 31, 2018, respectively, which in the aggregate represented 87% of the total customer retention amount of $23.4 million at that date. Amounts retained by five project owners were $19.3 million, $18.7 million, $14.1 million, $13.4 million and $3.2 million as of January 31, 2018, respectively, which in the aggregate represented 99% of the total customer retention amount of $69.7 million at that date. The account balance receivable from two customers represented 19% and 13% of the corresponding condensed consolidated balance as of July 31, 2018. Account balances receivable from two customers each represented 18% of the corresponding consolidated balance as of January 31, 2018.

NOTE 14 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

The computations of basic and diluted earnings per share for the three and six months ended July 31, 2018 and 2017 are as follows (shares in thousands except in the footnote below):

	Three Months Ended July 31,
	2018	2017

Net income attributable to the stockholders of Argan, Inc.	$16,972	$27,139

Weighted average number of shares outstanding - basic	15,568	15,514
Effect of stock awards (1)	105	273
Weighted average number of shares outstanding - diluted	15,673	15,787
Net income per share attributable to the stockholders of Argan, Inc.
Basic	$1.09	$1.75
Diluted	$1.08	$1.72

	Six Months Ended July 31,
	2018	2017

Net income attributable to the stockholders of Argan, Inc.	$21,809	$47,764

Weighted average number of shares outstanding - basic	15,568	15,491
Effect of stock awards (1)	105	297
Weighted average number of shares outstanding - diluted	15,673	15,788
Net income per share attributable to the stockholders of Argan, Inc.
Basic	$1.40	$3.08
Diluted	$1.39	$3.03

(1)         These numbers exclude the effects of antidilutive stock options which covered approximately 486,500 shares and 260,000 shares for the three months ended July 31, 2018 and 2017, respectively, and approximately 486,500 shares and 155,000 shares for the six months ended July 31, 2018 and 2017, respectively.

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

Intersegment revenues and the related cost of revenues, are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and six months ended July 31, 2018, intersegment revenues totaled approximately $0.4 million and $0.4 million, respectively. For the three and six months ended July 31, 2017, intersegment revenues totaled approximately $0.1 million and $1.6 million, respectively. Intersegment revenues for the aforementioned periods primarily related to services provided by the industrial fabrication and field services segment to the power industry services segment and are based on prices negotiated by the parties.

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the three and six months ended July 31, 2018 and 2017. The “Other” column in each summary includes the Company’s corporate and unallocated expenses.

Three Months Ended July 31, 2018	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$105,051	$28,037	$3,582	$—	$136,670
Cost of revenues	79,162	24,037	2,763	—	105,962
Gross profit	25,889	4,000	819	—	30,708
Selling, general and administrative expenses	6,153	1,953	388	1,884	10,378
Income (loss) from operations	19,736	2,047	431	(1,884)	20,330
Other income, net	1,420	1,400	—	108	2,928
Income (loss) before income taxes	$21,156	$3,447	$431	$(1,776)	23,258
Income tax expense					6,314
Net income					$16,944

Amortization of purchased intangible assets	$88	$165	$—	$—	$253
Depreciation	189	511	92	4	796
Property, plant and equipment additions	716	711	247	—	1,674

Current assets	$341,112	$29,983	$4,041	$78,077	$453,213
Current liabilities	121,620	16,378	902	942	139,842
Goodwill	20,548	13,781	—	—	34,329
Total assets	369,714	60,077	5,676	78,336	513,803

Three Months Ended July 31, 2017	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$238,850	$17,058	$3,895	$—	$259,803
Cost of revenues	189,266	16,096	3,034	—	208,396
Gross profit	49,584	962	861	—	51,407
Selling, general and administrative expenses	6,135	1,758	398	2,508	10,799
Income (loss) from operations	43,449	(796)	463	(2,508)	40,608
Other income, net	1,250	—	—	61	1,311
Income (loss) before income taxes	$44,699	$(796)	$463	$(2,447)	41,919
Income tax expense					14,601
Net income					$27,318

Amortization of purchased intangible assets	$88	$246	$—	$—	$334
Depreciation	184	384	67	3	638
Property, plant and equipment additions	203	643	93	—	939

Goodwill	$20,548	$14,365	$—	$—	$34,913
Total assets (1)	519,518	46,048	4,087	73,668	643,321

(1) The amount of total assets for each segment has been recast to conform to the presentation as of July 31, 2018.

Six Months Ended July 31, 2018	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$227,538	$44,486	$6,012	$—	$278,036
Cost of revenues	187,458	39,686	4,732	—	231,876
Gross profit	40,080	4,800	1,280	—	46,160
Selling, general and administrative expenses	11,385	3,788	850	3,992	20,015
Income (loss) from operations	28,695	1,012	430	(3,992)	26,145
Other income, net	2,095	1,400	—	197	3,692
Income (loss) before income taxes	$30,790	$2,412	$430	$(3,795)	29,837
Income tax expense					8,051
Net income					$21,786

Amortization of purchased intangible assets	$175	$331	$—	$—	$506
Depreciation	365	1,024	171	7	1,567
Property, plant and equipment additions	1,542	3,275	547	1	5,365

Six Months Ended July 31, 2017	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$449,639	$33,629	$7,024	$—	$490,292
Cost of revenues	362,515	30,837	5,437	—	398,789
Gross profit	87,124	2,792	1,587	—	91,503
Selling, general and administrative expenses	11,340	3,404	711	4,834	20,289
Income (loss) from operations	75,784	(612)	876	(4,834)	71,214
Other income, net	2,420	—	—	109	2,529
Income (loss) before income taxes	$78,204	$(612)	$876	$(4,725)	73,743
Income tax expense					25,676
Net income					$48,067

Amortization of purchased intangible assets	$175	$343	$—	$—	$518
Depreciation	354	719	131	6	1,210
Property, plant and equipment additions	215	2,337	248	2	2,802

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2018, and the results of their operations for the three and six months ended July 31, 2018 and 2017, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 that was filed with the SEC on April 11, 2018.

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

Overview

Highlights for the six months ended July 31, 2018 include the following:

•                        GPS entered into an EPC services contract with an affiliate of NTE Energy (“NTE”), to construct a 475 MW state-of-the-art natural gas-fired power plant in Reidsville, North Carolina. Contract activities have not yet started.

•                        GPS entered into an EPC services contract to construct the Chickahominy Power Station, a 1,600 MW natural gas-fired power plant, in Charles City County, Virginia. We are providing financial and technical support to the project development effort through the consolidated variable entity.

•                        GPS reached substantial completion for three of its power plant projects (and for a fourth plant in August).

•                        Both APC and TRC achieved record amounts of revenues and net income for the current quarter.

•                        The impact of the new lower corporate tax rate in the United States, partially offset by the elimination of certain favorable income tax deductions, is reflected in the effective income tax rate of approximately 27% for the current period.

•                        Two substantial legal matters were settled, including the disputes with PPS; this settlement resulted in a gain of $1.4 million for the current quarter.

•                        We declared and paid two regular quarterly cash dividends of $0.25 per share of common stock to our stockholders.

•                        The adoption of the new revenue recognition accounting standard resulted in an immaterial change to our retained earnings and minimal changes to our ongoing revenue recognition.

Our consolidated revenues for the three months ended July 31, 2018 declined to $136.7 million from $259.8 million for the three months ended July 31, 2017, and they have decreased to $278.0 million for the six months ended July 31, 2018 from $490.3 million for the six months ended July 31, 2017 as construction activity on four large natural gas-fired power plants has wound down during the current year. Gross profits for the three and six months ended July 31, 2018 were $30.7 million and $46.2 million compared with $51.4 million and $91.5 million for the three and six months ended July 31, 2017, reflecting primarily the reduction in consolidated revenues between periods. However, as highlighted above, our gross margin percentage increased to 22.5% for the three months ended July 31, 2018 from 19.8% for the prior year quarter, reflecting solid operating profits contributed by all four operating companies, which raised our gross margin percentage to 16.6% for the six-month period ended July 31, 2018. For the six months ended July 31, 2017, which included the periods of peak construction activity on the four projects of GPS, our gross margin percentage was 18.7%.

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

The decreases in consolidated revenues and corresponding gross profits, partially offset by the favorable effects of the reduction in the corporate income tax rate, were the primary causes of the decline in net income attributable to our stockholders to $17.0 million, or $1.08 per diluted share, for the three months ended July 31, 2018, and to $21.8 million, or $1.39 per diluted share, for the six months ended July 31, 2018.

The first six projects identified in the chart below, all power plant construction projects, were the most significant drivers of our financial results for the current year, which together represented approximately 67% and 74% of our consolidated revenues for the three and six months ended July 31, 2018, respectively. Revenues for five of these projects will decline over the remaining quarters of Fiscal 2019 as they each progress towards final completion.

As described in Note 4 to the accompanying condensed consolidated financial statements, we adopted ASC Topic 606 on February 1, 2018, using the permitted modified retrospective method. The impacts of ASC Topic 606 on our operating results for the three and six months ended July 31, 2018 were minimal.

Project backlog was approximately $429 million as of July 31, 2018 compared with $379 million as of January 31, 2018. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects. Cancellations or reductions may occur that may reduce project backlog and our expected future revenues. Typically, we include the total value of an EPC service contract in project backlog when we receive a corresponding notice to proceed from the project owner. However, we may include the value of an EPC services contract prior to the receipt of a notice to proceed if we believe that it is probable that the project will commence within a reasonable timeframe, among other factors.

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

(2)         The scheduled completion date has not been established definitively as of July 31, 2018.

Despite the expected revenues decline for GPS in Fiscal 2019, we are encouraged by the performance of our other operating units since the end of the fiscal year, particularly the favorable business development efforts of TRC. Since January 31, 2018, TRC has booked new business with an aggregate contract value of approximately $68.7 million; its project backlog was $44.8 million as of July 31, 2018. Moreover, on March 27, 2018, we announced that GPS has entered into an EPC services contract with an affiliate of NTE to construct a 475 MW state-of-the-art gas-fired power plant in Reidsville, North Carolina. We added the value of this project to our project backlog in the first quarter, and we currently expect to receive the notice to proceed before the end of the current fiscal year. On June 26, 2018, we announced that GPS has entered into the EPC services contract for the construction of the Chickahominy Power Station in Charles City County, Virginia. As we noted earlier, the value of this contract has not been included in project backlog. It is one of several projects, for which GPS has been selected by project owners for EPC services, with an aggregate potential project value in excess of $1.5 billion and with projected start dates ranging from later in 2018 through 2019. We have performed certain pre-contract tasks at the request of several of these project owners. Nonetheless, GPS has not received a limited or full notice to proceed on any of the new EPC projects discussed in this paragraph, and there is always a possibility that one or more of these projects will not be built.

We believe that the delay in new business awards to GPS relates, in part, to the current lack of new demand for electricity, especially in the northeast and mid-Atlantic regions of the United States. In addition, as explained below, there is new uncertainty surrounding the level of regulatory support for coal as part of the energy mix, the increase in the amount of power generating capacity provided by renewable energy assets and the improvements and decreasing prices in renewable energy storage solutions. These factors may be impacting the planning and initiation phases for the construction of new natural gas-fired power plants which continue to be deferred by project owners.

In August 2018, the Trump administration moved to formally replace the Clean Power Plan, an environmental regulation intended by the prior administration to be the single-most important step America has ever taken to fight climate change. The new proposal, called the Affordable Clean Energy Rule, would be more favorable to the coal industry by allowing individual states greater authority to make their own plans for regulating greenhouse gas emissions from coal-fired power plants. However, even without the regulation, the United States has seen a decline in carbon dioxide emissions from power plants, as growth in renewable energy and cheap natural gas have moved more energy providers away from coal as states have stepped in with their own plans. In addition, the coal-fired power plant fleet is getting old. It is expensive to keep the coal plants running, and they are not competitive in the market. Nevertheless, in some cases, the new plan may encourage the continued operation of old coal plants that might otherwise retire without any government intervention.

Other unfavorable factors include disappointing energy capacity auctions for new power generating assets, although it was positive to see increased pricing at the capacity auction in May 2018 conducted by PJM Interconnection (the regional transmission organization that operates the competitive wholesale electricity market and manages the high-voltage electricity grid in the mid-Atlantic and other states), the impacts of environmental activism and California’s resolve to move towards 100% renewable energy. In August 2018, California’s legislature voted to require that 100% of the state’s electricity come from carbon-free sources by 2045; this legislation is expected to be signed by California’s governor. The increase in the number of protests against a variety of fossil-fuel related energy projects has garnered media attention and public skepticism about new pipelines resulting in project delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to potentially new gas-fired power plant sites, thereby increasing the risk of power plant project delays or cancellations.

Market Outlook

The total annual amount of electricity generated by utility-scale facilities in the United States in each of the last 10 years has not surpassed the total amount generated in the peak power generation year of 2007. For calendar year 2017, the total amount of electricity generation was approximately 97% of the level for 2007. Total electric power generation from all sources has decreased slightly over the past three years. Power demand gains related to economic growth and population increases have been offset by the effects of private electricity generation and energy efficiency advances. However, the latest base-case outlook published by the U.S. Energy Information Administration (the “EIA”) forecasts an annual increase in power generation for 2018 and steady growth through 2050 with average annual increases of a bit less than 1% per year.

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

For the first six months of the current calendar year, net electricity generation at utility-scale facilities in the United States has risen by 4.5% from the prior year level for the comparable period as net generation from natural gas, renewables (except hydroelectric) and nuclear sources has increased by 15.8%, 8.9% and 4.1%, respectively. The net electricity generation from coal for the six months ended June 30, 2018 has decreased by 5.6% from the prior year level for the comparable period. For the six months ended June 30, 2018, net electricity generation from natural gas and coal represented 32.6% and 26.9% of total net generation at utility-scale facilities. For the comparable prior year period the shares were 29.4% and 29.8%, respectively. In summary, the share of the electrical power generation mix fueled by natural gas has resumed its increase in the current year, while the share fueled by coal has resumed its fall.

Between 2011 and 2016, nearly 60 GW of net coal-fired capacity was retired, partly as a result of new mercury and air-toxics standards. Announcements by electric utilities of the retirement of coal-fired power plants continue, citing the availability of cheap natural gas, existing environmental regulations and the significant costs of refurbishment and relicensing. EIA forecasts that coal-fired generating capacity will decrease by another 65 GW by 2030. Also, in 2017, the owner of the Kemper County “clean coal” plant located in central Mississippi employing gasification and carbon capture technologies on a large scale effectively gave up on this prototype project and announced that its plant would now burn natural gas instead.

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

Even with the forecast of sluggish overall demand for electricity, the retirements of coal and nuclear plants typically result in the need for new capacity. New natural gas-fired plants, which have experienced a significant increase in their ability to generate power efficiently, are relatively cheaper to build than coal, nuclear, or renewable plants, they are substantially more environmentally friendly than conventional coal-fired power plants and they represent the most economical way to meet base loads, peak demands and maintain grid reliability. Relatively clean burning, cost-effective and reliable, the benefits of natural gas as a source of power generation are compelling. As the use of coal declines, the use of nuclear energy stalls, and the integration of increasing amounts of wind and solar power into energy grids continues (including renewable energy storage solutions), power providers should continue to value gas-fired electricity generation, including when needed to support intermittent renewable energy supplies. It is accurate that the share of the mix represented by wind farms and solar fields are predicted to grow with accelerated growth in the near term boosted by extended tax credits. Nonetheless, natural gas is predicted to be a strong choice for new electricity generation plants in the future primarily due to low natural gas prices and the scheduled expiration of renewable energy tax credits.

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

The competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly over the past several quarters. Several significant competitors have announced that they are exiting the market for a variety of reasons. While the competitive market remains dynamic, we expect that there will be fewer competitors for new gas-fired power plant EPC project opportunities.

We have been successful in the completion of our EPC and other projects. Our five largest EPC projects continue to progress towards final completion later in this current year. Consequently, the level of our consolidated revenues will continue to decline until the impacts of new EPC service contracts are sufficient to reverse this unfavorable trend.

We are committed to the rational pursuit of new construction projects and the future growth of our revenues. This may result in our decision to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC contract to us. With a growing reputation as an accomplished and cost-effective provider of EPC contracting services and with the proven ability to deliver completed power facilities, particularly combined cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets where we expect investments to be made based on forecasts of electricity demand covering decades into the future.  We believe that our expectations are valid and that our future plans continue to be based on reasonable assumptions.

Comparison of the Results of Operations for the Three Months Ended July 31, 2018 and 2017

We reported net income attributable to our stockholders of $17.0 million, or $1.08 per diluted share, for the three months ended July 31, 2018. For the three months ended July 31, 2017, we reported a comparable net income amount of $27.1 million, or $1.72 per diluted share.

The following schedule compares our operating results for the three months ended July 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended July 31,
	2018	2017	$ Change	% Change
REVENUES
Power industry services	$105,051	$238,850	$(133,799)	(56.0)%
Industrial fabrication and field services	28,037	17,058	10,979	64.4
Telecommunications infrastructure services	3,582	3,895	(313)	(8.0)
Revenues	136,670	259,803	(123,133)	(47.4)
COST OF REVENUES
Power industry services	79,162	189,266	(110,104)	(58.2)
Industrial fabrication and field services	24,037	16,096	7,941	49.3
Telecommunications infrastructure services	2,763	3,034	(271)	(8.9)
Cost of revenues	105,962	208,396	(102,434)	(49.2)
GROSS PROFIT	30,708	51,407	(20,699)	(40.3)
Selling, general and administrative expenses	10,378	10,799	(421)	(3.9)
INCOME FROM OPERATIONS	20,330	40,608	(20,278)	(49.9)
Other income, net	2,928	1,311	1,617	123.3
INCOME BEFORE INCOME TAXES	23,258	41,919	(18,661)	(44.5)
Income tax expense	6,314	14,601	(8,287)	(56.8)
NET INCOME	16,944	27,318	(10,374)	(38.0)
Net (loss) income attributable to non-controlling interests	(28)	179	(207)	(115.6)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$16,972	$27,139	$(10,167)	(37.5)%

Revenues

Power Industry Services

The revenues of the power industry services business decreased by 56%, or $133.8 million, to $105.1 million for the three months ended July 31, 2018 compared with revenues of $238.9 million for the three months ended July 31, 2017. The revenues of this business represented approximately 77% of consolidated revenues for the current quarter, and approximately 92% of consolidated revenues for the prior year quarter. The decrease in revenues for the power industry services segment primarily reflected the commissioning and start-up activities of four EPC projects, which together represented approximately 37% of consolidated revenues for the quarter ended July 31, 2018. All four of these projects recently reached substantial completion. Last year, the combined revenues associated with the four gas-fired power plant projects, which were in ramped-up and peak construction activity stages, represented approximately 88% of consolidated revenues for the second quarter. The level of quarterly revenues associated with each of these projects will continue to decline as all four jobs are currently scheduled to reach final completion before the end of our current fiscal year.

A fifth EPC project, which represented approximately 18% of consolidated revenues for the quarter ended July 31, 2018, is scheduled for substantial completion by the end of the current fiscal year. Reflecting primarily the ramp-up of construction activities on its project in Teesside, the revenues of our APC subsidiary represented 21% of consolidated revenues for the current quarter, compared to 3% of consolidated revenues for the prior year quarter.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business (representing the business of TRC) increased by $10.9 million to $28.0 million for the three months ended July 31, 2018, representing 21% of consolidated revenues for the period, compared to $17.1 million for the three months ended July 31, 2017. The largest portion of TRC’s revenues continue to be provided by industrial field services, and TRC’s major customers include some of North America’s largest forest products companies and large fertilizer producers as well as energy companies with plants located in the southeast region of the United States.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) decreased by $0.3 million to $3.6 million for the three months ended July 31, 2018 compared with revenues of $3.9 million for the three months ended July 31, 2017. Revenues for the quarter ended July 31, 2018 primarily related to a fiber-to-the-premises project for a municipal customer and a project performed overseas for a federal contractor.

Cost of Revenues

Due primarily to the substantial decrease in consolidated revenues for the three months ended July 31, 2018 compared with last year’s second quarter, the corresponding consolidated cost of revenues also decreased. These costs were $106.0 million and $208.4 million for the three months ended July 31, 2018 and 2017, respectively. Gross profit amounts for the three months ended July 31, 2018 and 2017 were $30.7 million and $51.4 million, respectively. Our overall gross profit percentage of 22% of consolidated revenues was higher for the quarter ended July 31, 2018 compared to a percentage of 20% for the second quarter last year as the percentage for each reportable segment increased between the periods.

The gross profit percentage of the power industry services segment for the three months ended July 31, 2018 primarily reflected execution on the commissioning and start-up phases of four natural gas-fired power plant projects which have all recently reached substantial completion. These achievements resulted in our making favorable project close-out adjustments to the gross profits of certain projects.

Selling, General and Administrative Expenses

These costs for the three months ended July 31, 2018 decreased by $0.4 million, or approximately 3.9%, as compared to the amount of such costs incurred in the second quarter last year.

Income Tax Expense

For the quarter ended July 31, 2018, we recorded income tax expense of $6.3 million reflecting an estimated annual effective income tax rate of approximately 27.5% (before the tax effect of discrete items for the quarter). The estimated annual income tax rate is higher than the new federal income tax rate of 21% due primarily to the estimated unfavorable effect of state income taxes, and the unfavorable effects of additional limitations on the deductibility of certain business expenses.

For the quarter ended July 31, 2017, we recorded income tax expense of $14.6 million reflecting an annual effective income tax rate estimated last year of approximately 36.2% (before the tax effect of discrete items for the quarter). This rate differed from the expected federal income tax rate of 35% due primarily to the estimated unfavorable effect of state income taxes, offset substantially by the domestic production activities deduction. This deduction was eliminated for our current fiscal year by the Tax Act.

Comparison of the Results of Operations for the Six Months Ended July 31, 2018 and 2017

We reported net income attributable to our stockholders of $21.8 million, or $1.39 per diluted share, for the six months ended July 31, 2018. For the six months ended July 31, 2017, we reported a comparable net income amount of $47.8 million, or $3.03 per diluted share. The following schedule compares our operating results for the six months ended July 31, 2018 and 2017 (dollars in thousands):

	Six Months Ended July 31,
	2018	2017	$ Change	% Change
REVENUES
Power industry services	$227,538	$449,639	$(222,101)	(49.4)%
Industrial fabrication and field services	44,486	33,629	10,857	32.3
Telecommunications infrastructure services	6,012	7,024	(1,012)	(14.4)
Revenues	278,036	490,292	(212,256)	(43.3)
COST OF REVENUES
Power industry services	187,458	362,515	(175,057)	(48.3)
Industrial fabrication and field services	39,686	30,837	8,849	28.7
Telecommunications infrastructure services	4,732	5,437	(705)	(13.0)
Cost of revenues	231,876	398,789	(166,913)	(41.9)
GROSS PROFIT	46,160	91,503	(45,343)	(49.6)
Selling, general and administrative expenses	20,015	20,289	(274)	(1.4)
INCOME FROM OPERATIONS	26,145	71,214	(45,069)	(63.3)
Other income, net	3,692	2,529	1,163	46.0
INCOME BEFORE INCOME TAXES	29,837	73,743	(43,906)	(59.5)
Income tax expense	8,051	25,676	(17,625)	(68.6)
NET INCOME	21,786	48,067	(26,281)	(54.7)
Net (loss) income attributable to non-controlling interests	(23)	303	(326)	(107.6)
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$21,809	$47,764	$(25,955)	(54.3)%

Revenues

Power Industry Services

The revenues of the power industry services business decreased by 49%, or $222.1 million, to $227.5 million for the six months ended July 31, 2018 compared with revenues of $449.6 million for the six months ended July 31, 2017. The revenues of this business represented approximately 82% of consolidated revenues for the current six-month period, and approximately 92% of consolidated revenues for the comparable prior year period. The decrease in revenues for the power industry services segment primarily reflected the commissioning and start-up activities of four EPC projects, which together represented approximately 44% of consolidated revenues for the current six-month period. Last year, the combined revenues associated with these natural gas-fired power plant projects, which were in ramped-up and peak construction activities stages, represented approximately 89% of consolidated revenues for the six months ended July 31, 2017.

A fifth EPC project, which represented approximately 20% of consolidated revenues for the six months ended July 31, 2018, is also scheduled for substantial completion by the end of the current fiscal year. Reflecting primarily the ramp-up of construction activities on its project in Teesside, the revenues of our APC subsidiary represented 17% of consolidated revenues for the six months ended July 31, 2018, compared to only 3% of consolidated revenues for the comparable prior year period.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business (represented by the business of TRC) increased by $10.9 million, or 32.3%, to $44.5 million for the six months ended July 31, 2018 compared to $33.6 million for the six months ended July 31, 2017 as current year business development efforts have succeeded in winning new business from recurring as well as new customers.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) decreased by $1.0 million to $6.0 million for the six months ended July 31, 2018 compared with revenues of $7.0 million for the six months ended July 31, 2017. Revenues for the six months ended July 31, 2018 primarily related to a fiber-to-the-premises project for a municipal customer.

Cost of Revenues

Due primarily to the substantial decrease in consolidated revenues for the six months ended July 31, 2018 compared with last year’s period, the corresponding consolidated cost of revenues also decreased. These costs were $231.9 million and $398.8 million for the six months ended July 31, 2018 and 2017, respectively. Gross profit amounts for the six months ended July 31, 2018 and 2017 were $46.2 million and $91.5 million, respectively. Our overall gross profit percentage of 17% of consolidated revenues was lower in the six months ended July 31, 2018 compared to a percentage of 19% for the comparable period of the prior year as the gross profit percentages achieved for the second quarter this year were not favorable enough for the overall year-to-date percentage to improve from the prior year.

As reported for the first quarter of the current year, certain of our natural gas-fired power plant EPC projects have experienced increases in labor and subcontractor costs to amounts greater than originally estimated which adversely affected our gross profit percentages for the current year. In addition, contract costs recorded related to the arbitration award against us (described in Note 9 to the accompanying condensed consolidated financial statements) unfavorably affected gross profit for the current year. However, the effects of these negative adjustments were offset by gross profit improvements that were recognized for certain projects primarily during the second quarter of the current year. Except for our telecommunication infrastructure services segment, the gross profit percentages of our reportable segments declined for the six months ended July 31, 2017 from the comparable percentages reported for the first half of last year.

Selling, General and Administrative Expenses

These costs for the six months ended July 31, 2018 decreased by $0.3 million, or approximately 1.4%, as compared to the amount of such costs incurred in the comparable period of the prior year.

Income Tax Expense

For the six months ended July 31, 2018, we recorded income tax expense of $8.1 million reflecting an estimated annual effective income tax rate of approximately 27.5% (before the effect of discrete items recorded in the period). The estimated annual income tax rate is higher than the new federal income tax rate of 21% due primarily to the estimated unfavorable effect of state income taxes, and the unfavorable effects of additional limitations on the deductibility of certain business expenses.

For the six months ended July 31, 2017, we recorded income tax expense of $25.7 million reflecting an estimated annual effective income tax rate estimated last year of approximately 36.2% (before the tax effect of discrete items for the six-month period). This rate differed from the expected federal income tax rate of 35% due primarily to the estimated unfavorable effect of state income taxes, offset substantially by the domestic production activities deduction. This deduction was eliminated for our current fiscal year by the Tax Act. In addition, the excess income tax benefit amount associated with stock options exercised during the six months ended July 31, 2017 reduced income tax expense by $0.8 million for the period.

Liquidity and Capital Resources as of July 31, 2018

As of July 31, and January 31, 2018, our balances of cash and cash equivalents were $165.8 million and $122.1 million, respectively. During this same period, our working capital increased by $11.6 million to $313.4 million as of July 31, 2018 from $301.8 million as of January 31, 2018.

The net amount of cash used by operating activities for the six months ended July 31, 2018 was $58.5 million. Even though net income for the period, including the favorable adjustments related to non-cash expense items, provided cash in the total amount of $23.9 million, cash used in operations exceeded this amount. As discussed above, four major EPC projects have achieved substantial completion in the current year, representing the primary driver for the unfavorable change of $44.2 million in contracts-in-progress during the current year. These projects are well past the peak of their respective milestone billing schedules. Due primarily to them, the amounts of billings in excess of the amounts of the corresponding costs and estimated earnings declined by $62.8 million during the six months ended July 31, 2018 which represented a use of cash. On the other hand, the Company collected amounts of billings previously retained by project owners which provided $46.3 million in cash during the period.

As presented above, the operations of TRC and APC have experienced meaningful growth in revenues. As expected, the increase in the level of business resulted in an increase in the amount of working capital required to support the growth. Accordingly, the amounts of costs incurred and estimated earnings recognized on certain active projects in excess of the amounts billed on those projects rose during the six-month period in the amount of $24.5 million, which represents a use of cash. Similarly, due in part to increased activity at our operating subsidiaries, accounts receivable increased during the six months ended July 31, 2018, a use of cash in the amount of $19.9 million. The Company also used cash in the amount of $18.7 million to reduce the level of accounts payable and accrued liabilities.

Our primary source of this cash during the six months ended July 31, 2018 was the net maturity of short-term investments (certificates of deposit issued by our Bank) in the amount of $115.5 million. Non-operating activity cash uses included primarily the payment of two quarterly cash dividends in the total amount of $7.8 million. Our operating subsidiaries used cash during the six-month period ended July 31, 2018 in the amount of $5.4 million for capital expenditures. As of July 31, 2018, there were no restrictions with respect to inter-company payments from GPS, TRC, APC or SMC to the holding company.

During the six months ended July 31, 2017, our combined balance of cash and cash equivalents decreased by $14.0 million to $153.2 million as of July 31, 2017 from a balance of $167.2 million as of January 31, 2017. During this same period, our working capital increased by $50.7 million to $287.9 million as of July 31, 2017 from $237.2 million as of January 31, 2017.

The net amount of cash provided by operating activities for the six months ended July 31, 2017 was $34.6 million as net income for the period, including the favorable adjustments related to non-cash expense items, provided cash in the total amount of $51.9 million. Because the four major EPC projects referenced above were 61% to 77% complete at the time, we experienced net decreases during the period in the amounts of billings on current projects in excess of corresponding costs and estimated earnings, which represented a use of cash in the amount of $23.7 million. Primarily due to increasing project owner retainage amounts on construction contracts, accounts receivable increased during the six months ended July 31, 2017, which represented a use of cash in the amount of $17.7 million. On the other hand, we experienced a net increase during the period in the amounts of accounts payable and accrued expenses, which represented a source of cash in the amount of $21.5 million.

Our primary use of this cash during the six months ended July 31, 2017 was the net purchase of certificates of deposit in the amount of $47.5 million. Our operating subsidiaries used cash during the prior year period in the amount of $2.8 million for capital expenditures. During the six months ended July 31, 2017, the exercise of options to purchase 80,500 shares of our common stock provided us with cash proceeds in the approximate amount of $2.5 million.

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

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank will continue to require that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of July 31, and January 31, 2018, we were compliant with the financial covenants of the Credit Agreement. We may use the borrowing ability to cover other credit issued by the Bank for our use in the ordinary course of business. As of July 31, 2018, we had approximately $18.5 million of credit outstanding under the Credit Agreement primarily to support our APC activities. However, we had no outstanding borrowings. In addition, the commercial bank that has supported the activities of TRC issued an outstanding irrevocable letter of credit on its behalf in the amount of $0.4 million with a current expiration date in November 2018.

At July 31, 2018, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in and repurchase agreements secured by United States Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Republic of Ireland, certain pound sterling-based bank accounts in the United Kingdom and insignificant bank accounts in other countries in support of the operations of APC.

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

Earnings before Interest, Taxes, Depreciation and Amortization (Non-GAAP Measurement)

We believe that earnings before interest, taxes, depreciation and amortization (“EBITDA”) is a meaningful presentation that enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that EBITDA is widely used by investors and analysts as a measure of performance. However, as EBITDA is not a measure of performance calculated in accordance with US GAAP, we do not believe that this measure should be considered in isolation from, or as a substitute for, the results of our operations presented in accordance with US GAAP that are included in our condensed consolidated financial statements. In addition, our EBITDA does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs. The following tables present the determinations of EBITDA for the three and six months ended July 31, 2018 and 2017, respectively (amounts in thousands):

	Three Months Ended July 31,
	2018	2017
Net income, as reported	$16,944	$27,318
Interest expense	110	—
Income tax expense	6,314	14,601
Depreciation	796	638
Amortization of purchased intangible assets	253	334
EBITDA	24,417	42,891
EBITDA of non-controlling interests	(28)	179
EBITDA attributable to the stockholders of Argan, Inc.	$24,445	$42,712

	Six Months Ended July 31,
	2018	2017
Net income, as reported	$21,786	$48,067
Interest expense	659	—
Income tax expense	8,051	25,676
Depreciation	1,567	1,210
Amortization of purchased intangible assets	506	518
EBITDA	32,569	75,471
EBITDA of non-controlling interests	(23)	303
EBITDA attributable to the stockholders of Argan, Inc.	$32,592	$75,168

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows (used in) provided by operating activities that are presented in our condensed consolidated statements of cash flows for the six months ended July 31, 2018 and 2017 (amounts in thousands):

	Six Months Ended July 31,
	2018	2017 (1)
EBITDA	$32,569	$75,471
Current income tax expense	(7,127)	(25,829)
Interest expense	(659)	—
Stock option compensation expense	906	2,315
Gain on the settlement of litigation	(1,400)	—
Other noncash items	(380)	(78)
(Increase) decrease in accounts receivable	(19,946)	2,999
Increase in prepaid expenses and other assets	337	2,600
(Decrease) increase in accounts payable and accrued expenses	(18,659)	21,485
Change in contracts in progress, net	(44,173)	(44,387)
Net cash (used in) provided by operating activities	$(58,532)	$34,576

(1)  Certain amounts were recast to conform to the presentation for the six months ended July 31, 2018.

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended January 31, 2018. During the six-month period ended July 31, 2018, there have been no material changes in the way we apply the critical accounting policies described therein except as follows. The “Update to Significant Accounting Policies” section of Note 4 to the accompanying condensed consolidated financial statements presents the revised accounting policy for the recognition of revenues that was adopted on February 1, 2018.

Recently Issued Accounting Pronouncements

Note 2 to the accompanying condensed consolidated financial statements presents a brief description of the one pending accounting pronouncement issued by the FASB that may be relevant to our future financial reporting in a material way. ASU 2016-02, Leases, which was issued in February 2016, will be adopted by us on February 1, 2019, and will require the recognition on our consolidated balance sheet of all operating leases with terms greater than one year.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of July 31, 2018, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 8 to the accompanying condensed consolidated financial statements), which provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at LIBOR plus 2.00%. As of July 31, 2018, our balance of short-term investments, which consisted entirely of CDs, was $195 million (excluding accrued interest) with a weighted average initial maturity term of 262 days. This exposes us to a certain amount of risk should interest rates suddenly rise. However, we believe that this risk is minimal, and mitigated somewhat by the manner in which we have scheduled the future maturity dates. As of July 31, 2018, the weighted average interest rate on our CDs was 1.99%.

The accompanying condensed consolidated financial statements are presented in US Dollars. The financial results reported by APC and included in our condensed consolidated financial statements are affected by foreign currency volatility. The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive income. When the US Dollar depreciates against the Euro, the reported assets, liabilities, revenues, costs and earnings of APC, after translation into US Dollars, are greater than what they would have been had the value of the US Dollar appreciated against the Euro or if there had been no change in the exchange rate. During the six-month period ended July 31, 2018, the US Dollar appreciated against the Euro. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. We do not engage in currency speculation, and we generally do not utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We incurred a net foreign currency transaction loss for the six months ended July 31, 2018 that was insignificant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of July 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended July 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

Included in Note 9 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q are discussions of specific legal proceedings for the six months ended July 31, 2018. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

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

ARGAN, INC.

September 5, 2018	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

September 5, 2018	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer, Treasurer and Secretary