Form 10-Q
period 2018-10-31
ARGAN INC
filed 2018-12-06
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $0.15 par value: 15,570,719 shares as of November 30, 2018.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

OCTOBER 31, 2018

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
REVENUES	$116,459	$232,945	$394,495	$723,237
Cost of revenues	86,927	195,227	318,803	594,016
GROSS PROFIT	29,532	37,718	75,692	129,221
Selling, general and administrative expenses	11,147	10,119	31,162	30,408
INCOME FROM OPERATIONS	18,385	27,599	44,530	98,813
Other income, net	1,429	1,692	5,121	4,221
INCOME BEFORE INCOME TAXES	19,814	29,291	49,651	103,034
Income tax benefit (expense)	12,560	(12,062)	4,509	(37,738)
NET INCOME	32,374	17,229	54,160	65,296
Net (loss) income attributable to non-controlling interests	(60)	—	(83)	303
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	32,434	17,229	54,243	64,993

Foreign currency translation adjustments	(1,092)	(139)	(2,364)	754
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$31,342	$17,090	$51,879	$65,747

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$2.08	$1.11	$3.48	$4.19
Diluted	$2.07	$1.09	$3.46	$4.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,569	15,545	15,568	15,509
Diluted	15,702	15,793	15,685	15,796

CASH DIVIDENDS PER SHARE (Note 11)	$0.25	$1.00	$0.75	$1.00

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	October 31, 2018	January 31, 2018
	(Unaudited)	(Notes 1 and 4)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$155,791	$122,107
Short-term investments	158,996	311,908
Accounts receivable, net	43,612	24,756
Contract assets	55,628	13,847
Other current assets	25,465	12,410
TOTAL CURRENT ASSETS	439,492	485,028
Property, plant and equipment, net	19,866	15,299
Goodwill	34,329	34,329
Other purchased intangible assets, net	6,390	7,149
Deferred taxes	315	439
Other assets	377	426
TOTAL ASSETS	$500,769	$542,670

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$64,987	$100,238
Accrued expenses	25,111	35,360
Contract liabilities	9,778	47,613
TOTAL CURRENT LIABILITIES	99,876	183,211
Deferred taxes	1,388	1,293
TOTAL LIABILITIES	101,264	184,504

COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 15,573,952 and 15,570,952 shares issued at October 31 and January 31, 2018, respectively; 15,570,719 and 15,567,719 shares outstanding at October 31 and January 31, 2018, respectively	2,336	2,336
Additional paid-in capital	144,507	143,215
Retained earnings	253,716	211,150
Accumulated other comprehensive (loss) income	(942)	1,422
TOTAL STOCKHOLDERS’ EQUITY	399,617	358,123
Non-controlling interests	(112)	43
TOTAL EQUITY	399,505	358,166
TOTAL LIABILITIES AND EQUITY	$500,769	$542,670

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$54,160	$65,296
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	2,465	1,936
Gain on the settlement of litigation (Note 9)	(1,400)	—
Stock compensation expense	1,244	3,573
Change in accrued interest on short-term investments	912	(677)
Amortization of purchased intangible assets	759	776
Deferred income tax (benefit) expense	(153)	475
Other	120	360
Changes in operating assets and liabilities
Accounts receivable	(17,686)	(2,729)
Other assets	(15,895)	(2,720)
Accounts payable and accrued expenses	(44,016)	5,600
Changes in contracts-in-progress, net (Note 4)	(79,616)	(94,629)
Net cash used in operating activities	(99,106)	(22,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of short-term investments	(158,000)	(462,500)
Maturities of short-term investments	310,000	485,000
Purchases of property, plant and equipment	(7,366)	(4,006)
Changes in notes receivable	225	(200)
Net cash provided by investing activities	144,859	18,294

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(11,677)	(15,548)
Proceeds from the exercise of stock options	48	2,781
Distributions to joint venture partners	(72)	(1,229)
Net cash used in financing activities	(11,701)	(13,996)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(368)	951
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,684	(17,490)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	122,107	167,198
CASH AND CASH EQUIVALENTS, END OF PERIOD	$155,791	$149,708

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$2,625	$36,922

Cash paid for interest	$659	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2018

(Tabular dollar amounts in thousands, except per share data)

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 61% and 89% of consolidated revenues for the nine months ended October 31, 2018 and 2017, respectively; The Roberts Company, Inc. (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”); and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter collectively referred to as the “Company.”

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

The condensed consolidated balance sheet as of October 31, 2018, the condensed consolidated statements of earnings for the three and nine months ended October 31, 2018 and 2017, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2018 and 2017 are unaudited. The condensed consolidated balance sheet as of January 31, 2018 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2018, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Effective February 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” and a series of amendments which together hereinafter are referred to as “ASC Topic 606”, using the permitted modified retrospective method. Accordingly, the new guidance was applied retrospectively to contracts that were not completed as of the adoption date. Financial results for the reporting period which began February 1, 2018 and ended October 31, 2018 have been presented under ASC Topic 606, while prior period operating result amounts have not been adjusted and continue to be reported in accordance with previous guidance. See Note 4 for additional discussion about the adoption of ASC Topic 606 and its impact on the Company’s consolidated financial statements.

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

NOTE 3 — SPECIAL PURPOSE ENTITIES

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities for the construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction services (“EPC”) contract that has been negotiated and announced. The account balances of the VIE are included in the condensed consolidated financial statements, including the development costs incurred during the three and nine-month periods ended October 31, 2018 in the amounts of $0.7 million and $1.4 million, respectively.

Construction Joint Ventures

GPS assigned its EPC contracts for two natural gas-fired power plants, which were substantially completed during the year ended January 31, 2017, to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. Both joint ventures were liquidated in October 2018 and final cash distributions in the total amount of approximately $0.3 million were made. Due to the financial control of GPS, the accounts of the joint ventures were included in the Company’s condensed consolidated financial statements.

NOTE 4 — REVENUES FROM CONTRACT WITH CUSTOMERS

Update to Significant Accounting Policies

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

Central to the new revenue recognition framework is a five-step revenue recognition model that requires reporting entities to:

1.   Identify the contract,

2.   Identify the performance obligations of the contract,

3.   Determine the transaction price of the contract,

4.   Allocate the transaction price to the performance obligations, and

5.   Recognize revenue.

The new guidance focuses on the transfer of the contractor’s control of the goods and/or services to the customer, as opposed to the transfer of risk and rewards. Major provisions cover the determination of which goods and services are distinct and represent separate performance obligations, the appropriate treatments for variable consideration, and the evaluation of whether revenues should be recognized at a point in time or over time. Where a performance obligation is satisfied over time, the related revenues are also recognized over time. The new standard for revenue recognition also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers.

The transaction price for a contract represents the value of the corresponding contract used to determine the amount of revenues recognized as of the balance sheet date. It may reflect amounts of variable consideration, which could be either increases or decreases to the transaction price. These adjustments can be made from time-to-time during the period of contract performance as circumstances evolve related to such items as variations in the scope and price of contracts, claims, incentives and liquidated damages.

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

Most of the Company’s long-term contracts have a single performance obligation as the promises to transfer individual goods or services are not separately identifiable from other promises in the contracts and, therefore, are not distinct. Under previous revenue recognition guidance, the Company also generally accounted for its long-term contracts as single units of account (i.e., a single performance obligation).

Most of the Company’s revenues are recognized primarily under various types of long-term construction contracts, including those for which revenues are based on either a fixed price, time and materials or cost-plus-fee basis, and primarily over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer. Significant contracts typically have durations of three months to three years. Revenues from fixed price contracts, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage-of-completion method. However, costs incurred on a particular contract that are related to materials or equipment items over which the corresponding project owner has yet to obtain control shall be excluded from the measurement of progress toward the satisfaction of the corresponding performance obligation determined as of the report date. If at any time, the estimate of contract profitability indicates an anticipated loss on a contract, the Company will recognize the total loss in the quarter it is identified. Revenues from time and materials contracts are recognized when the related services are provided to the customer. Revenues from cost-plus-fee construction contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method.

The timing of when the Company bills its customers is generally dependent upon negotiated billing terms, the achievement of certain contract milestones, the completion of certain other phases of the work, or when services are provided or products are shipped. Projects with performance obligations satisfied over time will typically have revenues recognized to date in amounts different from the amounts of cumulative billings. As the rights and obligations in contracts are interdependent, the differences for each contract are combined with certain other asset and liability amounts related to the corresponding contracts in order to determine the net asset or net liability amounts, on a contract-by-contract basis. The amounts for each contract in a net asset position are totaled at the report date and presented in the corresponding consolidated balance sheet as contract assets. Likewise, the amounts for each contract in a net liability position are totaled at the report date and presented in the corresponding consolidated balance sheet as contract liabilities.

Contract assets are defined in the new standard to include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities are defined in the new standard to include the amounts that reflect obligations to provide goods or services for which payment has been received. Accordingly, the amounts presented in prior consolidated balance sheets that were identified as “costs and estimated earnings in excess of billings” and “billings in excess of costs and estimated earnings” are now reflected in the line items entitled “contract assets” and “contract liabilities.”

In addition, accounts receivable has been redefined to represent unconditional rights to receive payments which only require the passage of time. Billed amounts retained by project owners until a defined phase of a contract or project has been completed and accepted, which were historically included in accounts receivable, are now reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract.

Further, the proper accounting for certain costs that may be incurred to obtain contracts or that may be incurred on contracts but do not represent actual progress, has been altered. Significant costs that are typically incurred during the initial phases of a contract are no longer charged to contract costs when incurred. Such costs, identified as contract fulfillment costs, are capitalized, are treated as contract assets, and are amortized to contract costs over the contract performance period.

Impact of the Adoption of the New Accounting Standard

The effect of the adoption of ASC Topic 606 on retained earnings as of February 1, 2018 was an income tax-effected increase of less than $0.1 million. The differences between the Company’s reported operating results for the three and nine months ended October 31, 2018, which reflect the application of the new standard on the Company’s contracts, and the results that would have been reported if the accounting was performed pursuant to the accounting standards previously in effect, were not material.

In accordance with the new standard, the Company has reported balances for contract assets and contract liabilities in its condensed consolidated balance sheets as of October 31, and January 31, 2018. Balances as of January 31, 2018 for the accounts identified below were recast in order to conform to the presentation as of October 31, 2018:

	Balances	Impact of the	Classification
	Reported	Adoption of	Under ASC
	Previously	ASC Topic 606	Topic 606
Accounts receivable, net	$94,440	$(69,684)	$24,756
Costs and estimated earnings in excess of billings	4,887	(4,887)	—
Contract assets	—	13,847	13,847
Billings in excess of costs and estimated earnings	108,388	(108,388)	—
Contract liabilities	—	47,613	47,613
Deferred taxes	1,279	13	1,293
Retained earnings	211,112	38	211,150

The total of amounts retained by project owners under construction contracts at October 31, 2018 was $14.2 million, most of which related to active projects that the Company expects to collect before January 31, 2019.

The net balance for capitalized contract fulfillment costs as of October 31, 2018 that are being charged to active contracts on an amortization basis was $0.3 million. Costs incurred by the Company to obtain contracts have not been material historically.

The increase in contracts-in-progress, net, for the nine months ended October 31, 2018 in the amount of $79.6 million was caused primarily by a decline of $93.1 million in billings in excess of costs and estimated earnings and an increase in costs and estimated earnings in excess of billings in the amount of $38.8 million, offset partially by a decrease in customer retainages in the amount of $55.5 million. Revenues recognized during the nine months ended October 31, 2018 that were considered contract liabilities as of January 31, 2018 totaled $45.6 million. For the nine months ended October 31, 2017, a decrease of $62.4 million in the amounts of billings in excess of costs and estimated earnings, an increase in customer retainages in the amount of $28.7 million, and an increase of $7.0 million in the amounts of costs incurred and estimated earnings recorded on certain contracts in excess of the amounts of billings on those contracts were the primary factors in the use of cash in the amount of $94.6 million related to contracts-in-progress.

Variable Consideration

Contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price and are reflected in revenues when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The aggregate amounts of such contract variations included in the transaction prices that were used to determine project-to-date revenues at October 31 and January 31, 2018, were $10.6 million and $9.3 million, respectively. The effects of any revision to a transaction price can be determined at any time and they could be material. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations.

The Company’s long-term contracts typically have schedule dates and other performance objectives that if not achieved could subject the Company to liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by the achievement of a specified level of output or efficiency. Each applicable contract defines the conditions under which a project owner may be entitled to liquidated damages. At the outset of each of the Company’s contracts, the potential amounts of liquidated damages typically are not constrained, or subtracted, from the transaction price as the Company believes that it has included activities in its contract plan, and the associated costs, that will be effective in preventing such damages. Of course, circumstances may change as the Company executes the corresponding contract. The transaction price is reduced by an applicable amount when the Company no longer considers it probable that a future reversal of revenues will not occur when the matter is resolved.

In general, the Company considers potential liquidated damages, the costs of other related items and potential mitigating factors in determining the adequacy of its regularly updated estimates of the amounts of gross profit expected to be earned on active projects. In other cases, the Company may have the grounds to assert liquidated damages against subcontractors, suppliers, project owners or other parties related to a project. Such circumstances may arise when the Company’s activities and progress are adversely affected by delayed or damaged materials, challenges with equipment performance or other events out of the Company’s control where the Company has rights to recourse, typically in the form of liquidated damages. In general, the Company does not adjust the corresponding contract accounting until it is probable that the favorable cost relief will be realized. Such adjustments have been and could be material.

The Company records adjustments in revenues and profits on contracts, including those associated with contract variations and estimated cost changes, using a cumulative catch-up method. Under this method, the impact of an adjustment to the amount of revenues recognized to date is recorded in the period the adjustment is identified. Revenues and profits in future periods of contract performance are recognized using the adjusted amounts of transaction price and estimated contract costs. For the three and nine months ended October 31, 2018, the net impacts on revenues of changes that the Company made to transaction prices and to estimates of the costs-to-complete active contracts were increases of approximately $16.7 million and $29.7 million, respectively.

Remaining Unsatisfied Performance Obligations

The amount of the Company’s remaining unsatisfied performance obligations (“RUPO”) represents the unrecognized revenue value of active contracts with customers as determined under ASC Topic 606. Increases to RUPO during a reporting period represent the transaction prices associated with new contracts, as well as additions to the transaction prices of existing contracts. The amounts of such changes may vary significantly each reporting period based on the timing of major new contract awards and the occurrence and assessment of contract variations. At October 31, 2018, the Company had RUPO of $129.7 million. Approximately one-half of the Company’s RUPO as of October 31, 2018 is anticipated to be recognized as revenues during the three months ending January 31, 2019, with the remainder recognized as revenues during the year ending January 31, 2020.

Although the amount of reported RUPO includes business that is considered to be firm, it is important to note that cancellations, deferrals or scope adjustments may occur. RUPO may be adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as applicable.

Disaggregation of Revenues

The following table presents consolidated revenues for the three and nine months ended October 31, 2018 and 2017, disaggregated by the geographic area where the work was performed:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2018	2017	2018	2017
United States	$87,892	$226,207	$320,985	$708,246
United Kingdom	19,708	3,487	53,866	6,156
Republic of Ireland	8,698	3,251	18,857	8,835
Other	161	—	787	—

Consolidated Revenues	$116,459	$232,945	$394,495	$723,237

The consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements. Prior period financial operating results have not been adjusted for the adoption of ASC Topic 606 under the Company’s application of the modified retrospective method.

NOTE 5 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents. Short-term investments as of October 31 and January 31, 2018 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 230 days and 293 days, respectively (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of October 31 and January 31, 2018 included accrued interest of $1.0 million and $1.9 million, respectively. Interest income is recorded when earned and is included in other income. At October 31 and January 31, 2018, the weighted average annual interest rates of the CDs were 2.5% and 1.5%, respectively. The Company has cash on deposit in excess of federally insured limits at the Bank, has purchased CDs from the Bank, and has money market accounts at the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material risk.

NOTE 6 — ACCOUNTS RECEIVABLE

The Company may extend credit to a customer based on an evaluation of the customer’s financial condition, generally without requiring collateral. Exposure to losses on accounts and notes receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on historical experience with uncollected accounts and a review of its currently outstanding amounts receivable. At October 31, 2018, Company’s allowance for uncollectible accounts was $0.2 million. As of January 31, 2018, the amount of the allowance for uncollectible accounts was not material.

NOTE 7 — PURCHASED INTANGIBLE ASSETS

At both October 31 and January 31, 2018, the goodwill balances related to the acquisitions of GPS, TRC and APC were $18.5 million, $13.8 million and $2.0 million, respectively. Purchased intangible assets, other than goodwill, consisted of the following elements as of October 31 and January 31, 2018:

		October 31, 2018			January 31,
	Estimated	Gross	Accumulated	Net	2018 (net
	Useful Life	Amount	Amortization	Amount	amount)
Trade names	15 years-indefinite	$8,323	$3,764	$4,559	$4,966
Process certifications	7 years	1,897	790	1,107	1,310
Customer relationships	4-10 years	1,346	622	724	873
Totals		$11,566	$5,176	$6,390	$7,149

NOTE 8 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017, which superseded the Company’s prior agreement with the Bank. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.0%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. At October 31 and January 31, 2018, the Company had credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $15.5 million and $18.9 million, respectively.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. At October 31 and January 31, 2018, the Company was compliant with the financial covenants of the Credit Agreement.

NOTE 9 — LEGAL MATTERS

In the normal course of business, the Company may have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material adverse effect on the Company’s condensed consolidated financial statements.

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. In addition, PPS placed liens on the property of customers in several states where work was performed by PPS and it also filed a claim in Tennessee against the bond issued on behalf of TRC relating to one significant project located there. On March 4, 2016, TRC filed responses to the claims of PPS, asserting that PPS failed to deliver a number of items required by the applicable contract between the parties, that the invoices rendered by PPS covering the disputed services would not be paid until such deliverables were supplied, and that certain sums were owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS. The amounts invoiced by PPS were accrued by TRC and the corresponding liability amounts were included in accounts payable in the condensed consolidated balance sheet as January 31, 2018. TRC did not record an account receivable for the amounts it believes are owed to it by PPS. A mediation effort was attempted in 2016 but it was unproductive in resolving the disputes. In December 2017, an amended complaint was filed by the plaintiff and TRC filed an amended counterclaim and the discovery process began. In July 2018, the parties agreed to a settlement of all claims made against each other with TRC agreeing to make a payment to PPS in the amount of $0.9 million. As the total of the previously accrued amounts exceeded the negotiated settlement amount, the Company recorded a gain on the settlement in the amount of $1.4 million that is included in other income for the nine-month period ended October 31, 2018.

GPS was in a dispute with a former subcontractor on one of its power plant construction projects that was settled pursuant to binding arbitration in June 2018. The arbitration panel awarded approximately $5.2 million, plus interest and arbitration fees, to the subcontractor. The substantial portion of the total amount, which was paid by GPS to the subcontractor in July 2018, was charged to cost of revenues. In connection with the settlement, the legal claims made by the parties against each other were dismissed with prejudice and without costs to the parties, all liens filed by the subcontractor related to the project were released, and each party provided the other with a release from future claims related to this matter.

NOTE 10 — STOCK-BASED COMPENSATION

The Company’s board of directors may make awards under the 2011 Stock Plan (the “Stock Plan”) to officers, directors and key employees. Awards may include incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted or unrestricted stock. All stock options awarded under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant. ISOs shall have a term no longer than ten years; NSOs may have up to a ten-year term. In the past, stock options typically became exercisable one year from the date of award. Commencing in January 2018, stock options were awarded with three-year vesting schedules. As of October 31, 2018, there were approximately 1.8 million shares of the Company’s common stock reserved for issuance under the Company’s stock plans. This number includes 675,500 shares of the Company’s common stock available for future awards.

Summaries of stock option activity under the Company’s stock plans for the nine months ended October 31, 2018 and 2017, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2018	889	$44.83	7.91	$11.74
Granted	192	$40.32
Exercised	(3)	$17.33
Outstanding, October 31, 2018	1,078	$44.11	7.63	$11.33
Exercisable, October 31, 2018	709	$44.57	6.69	$11.77

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2017	707	$39.04	7.82	$10.22
Granted	125	$63.58
Exercised	(90)	$30.74
Forfeited	(10)	$71.75
Outstanding, October 31, 2017	732	$43.81	7.59	$11.61
Exercisable, October 31, 2017	452	$28.75	6.52	$7.76

The changes in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2018 and 2017, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2018	302	$13.55
Granted	192	$9.35
Vested	(125)	$16.19
Non-vested, October 31, 2018	369	$10.47

	Shares	Fair Value
Non-vested, February 1, 2017	270	$14.93
Granted	125	$16.19
Vested	(105)	$9.66
Forfeited	(10)	$19.14
Non-vested, October 31, 2017	280	$17.83

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

Compensation expense related to stock awards was $0.3 million and $1.3 million for the three months ended October 31, 2018 and 2017, respectively, and was $1.2 million and $3.6 million for the nine months ended October 31, 2018 and 2017, respectively. At October 31, 2018, there was $3.6 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years. The total intrinsic value of the stock options exercised during the nine months ended October 31, 2018 and 2017, was $0.1 million and $3.1 million, respectively. At October 31, 2018, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options, that were “in-the-money”, exceeded the aggregate exercise prices of such options by $7.1 million and $6.4 million, respectively.

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

The fair values of stock options granted during the periods presented below were estimated on the corresponding dates of award using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	Nine Months Ended October 31,
	2018	2017
Dividend yield	2.5%	1.1%
Expected volatility	35.0%	36.0%
Risk-free interest rate	2.4%	1.6%
Expected life (in years)	3.3	3.4

NOTE 11 — CASH DIVIDENDS

On September 12, 2018, the Company’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on October 31, 2018 to stockholders of record at the close of business on October 24, 2018. In both April 2018 and July 2018, the Company also made regular quarterly cash dividend payments based on a per share amount of $0.25. In September 2017, the Company’s board of directors declared a regular annual cash dividend of $1.00 per share of common stock, which was paid on October 31, 2017.

NOTE 12 — INCOME TAXES

Research and Development Tax Credits

The Company has completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits that may be available to reduce current and prior year income taxes. This study was begun last year and focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, management has identified and estimated significant amounts of income tax benefits that have not previously been recognized in the Company’s operating results for the current or any prior year reporting period.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Management considers the three-month period ended October 31, 2018 as the initial reporting period in which it had sufficient data on which to make an evaluation and reach a conclusion on the amount of income tax credit benefits related to prior year project costs that, more likely than not, qualified as research and development costs under the rules and regulations of the Internal Revenue Code of 1986, as amended (the “IRC”), and certain states. The income tax benefits associated with research and development activities conducted in prior years in the total amount of $16.5 million have been recognized in income taxes for the three and nine months ended October 31, 2018, and represented a favorable effect on dilutive earnings per share of $1.05 for each period. This net benefits amount reflects the establishment of a deferred tax valuation allowance of $0.7 million related to certain state research and development credits. The Company believes it is more likely than not that these credits will not be realized.

If the benefits had been recognized in the fiscal years that the related research and development costs were incurred, which were the years ended January 31, 2016, 2017 and 2018, the income tax amounts for such years would have been favorably impacted by $0.5 million, $11.0 million and $5.0 million, respectively. The amount of income tax benefits related to qualifying research and development costs incurred for the year ending January 31, 2019 is not expected to be significant.

The amount of identified but unrecognized income tax benefits related to research and development credits as of October 31, 2018 is $5.3 million, which, if recognized in the years that the related costs were incurred, would have favorably impacted income taxes for the years ended January 31, 2016, 2017 and 2018 by $0.3 million, $2.7 million and $2.3 million, respectively. As of October 31, 2018, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

As described below, during the extended term of a current examination, the Internal Revenue Service (the “IRS”) intends to review the research and development credit that will be included in the amendment of the Company’s consolidated federal income tax return for the year ended January 31, 2016. The Company does not anticipate any significant changes to the income tax benefit amounts identified above within the next twelve months except for the addition of amounts related to research and development credits that may be available in Pennsylvania as it is an application-based state. However, such credit amounts could be material. In the future, if previously recognized tax positions no longer meet the more-likely-than-not threshold, the related benefits will be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The Tax Cuts and Jobs Act (the “Tax Act”)

The Tax Act was signed into law on December 22, 2017 and significantly changes tax law in the United States by, among other items, reducing the federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018). The Tax Act embraces a territorial system for the taxation of future foreign earnings and modifies certain business deductions by, among other changes, repealing the domestic production activities deduction, further limiting the deductibility of certain executive compensation and increasing the limitation on the deductibility of certain meals and entertainment expenses. As a result of the reduction in the corporate income tax rate, the Company revalued its deferred taxes as of December 22, 2017 and recognized an income tax benefit of $0.8 million for the year ended January 31, 2018.

The Company did not record a liability as of January 31, 2018 related to transition taxes as it did not have any unremitted foreign earnings. Its foreign operations had incurred a cumulative net operating loss since the acquisition of APC in May 2015. The Company currently estimates that the Global Intangible Low-Taxed Income (“GILTI”) provision of the Tax Act will not have a material impact on its operating results for the year ending January 31, 2019. Nonetheless, it has included GILTI tax related to current year operations in its estimated annual effective tax rate.

In the event that any new guidance related to the Tax Act is issued by the IRS or other regulatory or standard-setting bodies, the Company will conduct additional analysis and may make adjustments that could materially impact the Company’s income tax expense for the period in which such adjustments are made.

Income Tax Expense Reconciliation

The Company’s income tax expense amounts for the nine months ended October 31, 2018 and 2017 differed from corresponding amounts computed by applying the federal corporate income tax rates of 21% and 35%, respectively, to income before income taxes for the periods as shown in the table below.

	Nine Months Ended October 31,
	2018	2017
Computed expected income tax expense	$(10,427)	$(36,062)
(Increase) decrease resulting from:
State income taxes, net of federal tax effect	676	(4,633)
Federal research and development tax credits	13,866	—
Net operating loss benefits	1,730	—
Stock options	14	866
Domestic production activities deduction	—	3,036
Adjustments and other differences	(1,350)	(945)
Income tax benefit (expense)	$4,509	$(37,738)

The amount of state income tax benefit for the nine months ended October 31, 2018 that is presented above reflects recognized research and development state tax credit benefits of $2.7 million. Foreign income tax expense for the nine months ended October 31, 2018 was $0.5 million; the comparable amount for the nine months ended October 31, 2017 was not material. As of October 31, 2018, the balance of other current assets in the condensed consolidated balance sheet included income tax refunds offset partially by accrued income taxes in the amounts of approximately $16.5 million and $1.5 million, respectively. The income tax refunds are amounts expected to be received after the filing of amended tax returns claiming research and development tax credits in prior years. At January 31, 2018, other current assets included prepaid income taxes in the amount of $7.9 million.

Income Tax Returns

The Company is subject to income taxes in the United States, the Republic of Ireland, the United Kingdom and various other state and foreign jurisdictions. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2015 except for several notable exceptions including the Republic of Ireland, the United Kingdom and several states where the open periods are one year longer.

The IRS is conducting an examination of the Company’s federal consolidated tax return for the year ended January 31, 2016. As a result of conclusions reached by the IRS examiner, the Company recorded a $1.7 million income tax benefit in the quarter ended October 31, 2018 related to additional net operating losses of acquired companies that are available for the fiscal years ending January 31, 2016 through January 31, 2021. The IRS has represented to the Company that no other adjustment items were noted during the examination. However, the Company has agreed to an extension of the audit timeline so that the IRS may examine the amendment to the income tax return for the year ended January 31, 2016, reflecting the research and development credit for the year, which the Company intends to file before the end of the current fiscal year.

NOTE 13 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic and diluted earnings per share are computed as follows (shares in thousands except in the footnote below):

	Three Months Ended October 31,
	2018	2017
Net income attributable to the stockholders of Argan, Inc.	$32,434	$17,229

Weighted average number of shares outstanding - basic	15,569	15,545
Effect of stock awards (1)	133	248
Weighted average number of shares outstanding - diluted	15,702	15,793

Net income per share attributable to the stockholders of Argan, Inc.
Basic	$2.08	$1.11
Diluted	$2.07	$1.09

	Nine Months Ended October 31,
	2018	2017
Net income attributable to the stockholders of Argan, Inc.	$54,243	$64,993

Weighted average number of shares outstanding - basic	15,568	15,509
Effect of stock awards (1)	117	287
Weighted average number of shares outstanding - diluted	15,685	15,796

Net income per share attributable to the stockholders of Argan, Inc.
Basic	$3.48	$4.19
Diluted	$3.46	$4.11

(1)         These numbers exclude the effects of antidilutive stock options which covered 581,500 shares for the three and nine months ended October 31, 2018, and 155,000 shares for the three and nine months ended October 31, 2017.

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

Intersegment revenues and the related cost of revenues, are netted against the corresponding amounts of the segment receiving the intersegment services. For the three and nine months ended October 31, 2018, intersegment revenues totaled approximately $0.4 million and $0.8 million, respectively. For the three and nine months ended October 31, 2017, intersegment revenues totaled approximately $0.2 million and $1.8 million, respectively. Intersegment revenues for the aforementioned periods primarily related to services provided between the industrial fabrication and field services segment and the power industry services segment and are based on prices negotiated by the parties.

Presented below are summarized operating results and certain financial position data of the Company’s reportable business segments for the three and nine months ended October 31, 2018 and 2017. The “Other” column in each summary includes the Company’s corporate and unallocated expenses:

Three Months Ended October 31, 2018	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$88,724	$24,091	$3,644	$—	$116,459
Cost of revenues	61,943	22,203	2,781	—	86,927
Gross profit	26,781	1,888	863	—	29,532
Selling, general and administrative expenses	7,178	1,910	436	1,623	11,147
Income (loss) from operations	19,603	(22)	427	(1,623)	18,385
Other income, net	1,298	—	—	131	1,429
Income (loss) before income taxes	$20,901	$(22)	$427	$(1,492)	19,814
Income tax benefit					12,560
Net income					$32,374

Amortization of purchased intangible assets	$87	$166	$—	$—	$253
Depreciation	183	616	96	3	898
Property, plant and equipment additions	776	1,104	119	2	2,001

Current assets	$347,883	$30,519	$3,964	$57,126	$439,492
Current liabilities	82,381	15,670	1,075	750	99,876
Goodwill	20,548	13,781	—	—	34,329
Total assets	376,871	60,933	5,623	57,342	500,769

Three Months Ended October 31, 2017	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$212,493	$16,574	$3,878	$—	$232,945
Cost of revenues	178,472	13,797	2,958	—	195,227
Gross profit	34,021	2,777	920	—	37,718
Selling, general and administrative expenses	5,464	1,638	452	2,565	10,119
Income (loss) from operations	28,557	1,139	468	(2,565)	27,599
Other income, net	1,623	—	—	69	1,692
Income (loss) before income taxes	$30,180	$1,139	$468	$(2,496)	29,291
Income tax expense					(12,062)
Net income					$17,229

Amortization of purchased intangible assets	$87	$171	$—	$—	$258
Depreciation	226	425	71	4	726
Property, plant and equipment additions	476	463	265	—	1,204

Goodwill	$20,548	$14,365	$—	$—	$34,913
Total assets (1)	515,783	46,854	5,242	74,422	642,301

(1) The amount of total assets for each segment has been recast to conform to the presentation as of October 31, 2018.

Nine Months Ended October 31, 2018	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$316,262	$68,577	$9,656	$—	$394,495
Cost of revenues	249,401	61,889	7,513	—	318,803
Gross profit	66,861	6,688	2,143	—	75,692
Selling, general and administrative expenses	18,563	5,698	1,286	5,615	31,162
Income (loss) from operations	48,298	990	857	(5,615)	44,530
Other income, net	3,393	1,400	—	328	5,121
Income (loss) before income taxes	$51,691	$2,390	$857	$(5,287)	49,651
Income tax benefit					4,509
Net income					$54,160

Amortization of purchased intangible assets	$262	$497	$—	$—	$759
Depreciation	548	1,640	267	10	2,465
Property, plant and equipment additions	2,318	4,379	666	3	7,366

Nine Months Ended October 31, 2017	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$662,131	$50,203	$10,903	$—	$723,237
Cost of revenues	540,986	44,634	8,396	—	594,016
Gross profit	121,145	5,569	2,507	—	129,221
Selling, general and administrative expenses	16,804	5,041	1,163	7,400	30,408
Income (loss) from operations	104,341	528	1,344	(7,400)	98,813
Other income, net	4,043	—	—	178	4,221
Income (loss) before income taxes	$108,384	$528	$1,344	$(7,222)	103,034
Income tax expense					(37,738)
Net income					$65,296

Amortization of purchased intangible assets	$262	$514	$—	$—	$776
Depreciation	580	1,144	202	10	1,936
Property, plant and equipment additions	691	2,800	513	2	4,006

NOTE 15 — CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 76% and 91% of consolidated revenues for the three months ended October 31, 2018 and 2017, respectively, and 80% and 92% of consolidated revenues for the nine months ended October 31, 2018 and 2017, respectively.

The Company’s most significant customer relationships for the three months ended October 31, 2018 included four power industry service customers which accounted for approximately 20%, 17%, 13% and 12% of consolidated revenues, respectively. The Company’s most significant customer relationships for the three months ended October 31, 2017 included three power industry service customers which accounted for approximately 36%, 24% and 13% of consolidated revenues, respectively. The Company’s most significant customer relationships for the nine months ended October 31, 2018 included four power industry service customers which accounted for approximately 18%, 16%, 12% and 11% of consolidated revenues, respectively. The Company’s most significant customer relationships for the nine months ended October 31, 2017 included four power industry service customers which accounted for approximately 29%, 27%, 16% and 14% of consolidated revenues, respectively.

Amounts retained by three project owners were $5.4 million, $3.3 million and $0.9 million as of October 31, 2018, respectively, which in the aggregate represented 68% of the total customer retention amount of $14.2 million at that date. Amounts retained by five project owners were $19.3 million, $18.7 million, $14.1 million, $13.4 million and $3.2 million as of January 31, 2018, respectively, which in the aggregate represented 99% of the total customer retention amount of $69.7 million at that date. The accounts receivable balance from one customer represented 24% of the corresponding consolidated balance as of October 31, 2018. Accounts receivable balances from two customers each represented 18% of the corresponding consolidated balance as of January 31, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2018, and the results of their operations for the three and nine months ended October 31, 2018 and 2017, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2018 that was filed with the SEC on April 11, 2018.

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

Overview

Notable accomplishments and other events for the nine months ended October 31, 2018 included the following:

•                        GPS reached substantial completion for four of its power plant projects.

•                        GPS entered into an EPC services contract to construct the Chickahominy Power Station, a 1,600 MW natural gas-fired power plant, in Charles City County, Virginia. We are providing financial and technical support to the project development effort through the consolidated variable entity.

•                        GPS entered into an EPC services contract to build a 475 MW state-of-the-art natural gas-fired power plant in Reidsville, North Carolina. Contract activities have not yet started.

•                        Both APC and TRC achieved record amounts of revenues for the nine months ended October 31, 2018.

•                        After a lengthy and extensive study, we recorded the income tax credit benefits associated with increasing research and development activities in our financial results for the three and nine months ended October 31, 2018 in the amount of $16.5 million.

•                        The impact of the new lower corporate tax rate in the United States, partially offset by the elimination of certain favorable income tax deductions, is reflected in the effective income tax rate of approximately 28% for the current period, before income tax credits and the tax effect of discrete items.

•                        Two substantial legal matters were settled, including the dispute with PPS which resulted in a financial statement gain of $1.4 million for the current year-to-date period.

•                        We paid three regular quarterly cash dividends of $0.25 per share of common stock to our stockholders.

•                        The adoption of the new revenue recognition accounting standard resulted in an immaterial change to our retained earnings and minimal changes to our ongoing revenue recognition.

Our consolidated revenues for the three months ended October 31, 2018 declined to $116.5 million from $232.9 million for the three months ended October 31, 2017; they have decreased to $394.5 million for the nine months ended October 31, 2018 from $723.2 million for the nine months ended October 31, 2017. Construction activity on four large natural gas-fired power plants has wound down during the current year. Gross profits for the three and nine months ended October 31, 2018 were $29.5 million and $75.7 million compared with $37.7 million and $129.2 million for the three and nine months ended October 31, 2017, reflecting primarily the reduction in consolidated revenues between periods. However, our gross margin percentage increased to 25.4% for the three months ended October 31, 2018 from 16.2% for the prior year quarter, which raised our gross margin percentage to 19.2% for the nine-month period ended October 31, 2018. For the nine months ended October 31, 2017, which included the periods of peak construction activity on the four major projects of GPS, our consolidated gross margin percentage was 17.9%.

We have reported in previous filings that we expected the revenues of GPS to decrease significantly in the current fiscal year ending January 31, 2019 (“Fiscal 2019”) compared to the year ended January 31, 2018 (“Fiscal 2018”). We do anticipate adding new EPC services projects to our project backlog in the first half of calendar year 2019 as discussed below; however, it takes time for us to ramp-up meaningful revenues associated with new EPC projects due to the project life-cycles of gas-fired power plants. Therefore, we expect Fiscal 2019 to continue to be a year where we transition from the final stages of our existing EPC projects and we prepare for the early stages of expected new projects. We are optimistic that we will see a resumption of year-to-year growth when we are awarded new construction projects and they mature. New project opportunities exist and, as reported in previous filings, negotiations continue with project owners for several new EPC projects.

The favorable effects of research and development credits and the reduction in the corporate income tax rate, which more than offset the decline in the amount of gross profit, were the primary causes of the increase in net income attributable to our stockholders to $32.4 million, or $2.07 per diluted share, for the three months ended October 31, 2018. However, despite these results, net income attributable to our stockholders declined by 17% to $54.2 million, or $3.46 per diluted share, for the nine months ended October 31, 2018.

The first seven projects identified in the chart below, all power plant construction projects, have been the most significant drivers of our financial results for the current year, which together represented approximately 68% and 74% of our consolidated revenues for the three and nine months ended October 31, 2018, respectively. Revenues for the first five of these projects will decline materially in the fourth quarter of Fiscal 2019 as they each reach or progress toward final completion.

Project backlog was approximately $365 million as of October 31, 2018 compared with $379 million as of January 31, 2018. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects. Cancellations or reductions may occur that may reduce project backlog and our expected future revenues. Typically, we include the total value of an EPC service contract in project backlog when we receive a corresponding notice to proceed from the project owner. However, we may include the value of an EPC services contract prior to the receipt of a notice to proceed if we believe that it is probable that the project will commence within a reasonable timeframe, among other factors.

As described in Note 4 to the accompanying condensed consolidated financial statements, we adopted ASC Topic 606 on February 1, 2018, using the permitted modified retrospective method. The impacts of ASC Topic 606 on our operating results for the three and nine months ended October 31, 2018 were minimal.

Execution on Project Backlog

The following table summarizes our large power plant projects:

Current Project	Location	Facility Size	FNTP (1) Received	Scheduled Completion
Caithness Moxie Freedom Generating Station	Pennsylvania	1,040 MW	November 2015	2018
CPV Towantic Energy Center	Connecticut	785 MW	March 2016	2018
NTE Middletown Energy Center	Ohio	475 MW	October 2015	2018
NTE Kings Mountain Energy Center	North Carolina	475 MW	March 2016	2018
Exelon West Medway II Facility	Massachusetts	200 MW	April 2017	(2)
TeesREP Biomass Power Station	Teesside (England)	299 MW	May 2017	2019
InterGen Spalding OCGT Expansion Project	Spalding (England)	298 MW	November 2017	2019
NTE Reidsville Energy Center	North Carolina	475 MW		(3)

(1)         Full Notice to Proceed (“FNTP”) represents the formal notice provided by the customer instructing us to commence the activities covered by the corresponding contract; FNTP has not yet been received for the Reidsville project.

(2)         Based on the current schedule for this challenging project, the completion date, which was initially targeted for the end of 2018, may move to early 2019.

(3)         The scheduled completion date has not been established definitively as of October 31, 2018.

Despite the expected revenues decline for GPS in Fiscal 2019, we are encouraged by the performance of our other operating units since the end of the fiscal year, particularly the favorable business development efforts of TRC. Since January 31, 2018, TRC has booked new business with an aggregate contract value of approximately $95.2 million; its project backlog was $47.0 million as of October 31, 2018. GPS has been selected by project owners for EPC services, with an aggregate potential project value in excess of $1.5 billion and with projected start dates extending through 2019. We have performed certain pre-contract tasks at the request of several of these project owners. Nonetheless, GPS has not received a limited or full notice to proceed on any of these EPC projects, and there is always a possibility that one or more of these projects will not be built.

We believe that the delay in new business awards to GPS relates, in part, to the soft demand for electricity, especially in the northeast and mid-Atlantic regions of the United States. In addition, as explained below, there is uncertainty surrounding the level of regulatory support for coal as part of the energy mix, an increase in the amount of power generating capacity provided by renewable energy assets and improvements and decreasing prices in renewable energy storage solutions. Together with the difficulty in obtaining project financing, these factors may be impacting the planning and initiation phases for the construction of new natural gas-fired power plants which continue to be deferred by project owners.

In August 2018, the administration of President Trump moved to formally replace the Clean Power Plan, an environmental regulation intended by the prior administration to be the single-most important step America has ever taken to fight climate change. The new proposal, called the Affordable Clean Energy Rule, would be more favorable to the coal industry by allowing individual states greater authority to make their own plans for regulating greenhouse gas emissions from coal-fired power plants. However, even without the regulation, the United States has seen a decline in carbon dioxide emissions from power plants as the growth in renewable energy and the supply of inexpensive natural gas have moved more energy providers away from coal. In addition, the coal-fired power plant fleet is getting old. It is expensive to keep the coal plants running, and they are not competitive in the market. Nevertheless, in some cases, the new plan may encourage the continued operation of old coal plants that might otherwise be retired without any government intervention.

Other unfavorable factors include challenging energy capacity auctions for new power generating assets, the impacts of environmental activism and California’s resolve to move towards 100% renewable energy. The increase in the number of protests against a variety of fossil-fuel related energy projects continue to garner media attention and public skepticism about new pipelines resulting in project delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to potentially new gas-fired power plant sites, thereby increasing the risk of power plant project delays or cancellations.

Research and Development Credits

During the three-month period ended October 31, 2018, we completed a detailed review of the activities performed by our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits that may be available to reduce current and prior year income taxes. This study was begun last year and focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, we identified and estimated significant amounts of income tax benefits that have not previously been recognized in our financial results for the current or any prior year reporting period.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. We consider the three-month period ended October 31, 2018 as the initial reporting period in which we had sufficient data on which to make an evaluation and reach a conclusion on the amount of income tax credit benefits related to prior year project costs that, more likely than not, qualified as research and development costs under the rules and regulations of the IRS and certain states.

Accordingly, the income tax benefits associated with research and development activities conducted in prior years in the total amount of $16.5 million have been recognized in income taxes for the three and nine months ended October 31, 2018. The favorable effect of this amount on diluted earnings per share was $1.05 for both periods.

Market Outlook

The total annual amount of electricity generated by utility-scale facilities in the United States in each of the last 10 years has not surpassed the total amount generated in the peak power generation year of 2007. For calendar year 2017, the total amount of electricity generation was approximately 97% of the level for 2007. Total electric power generation from all sources has decreased slightly over the past three calendar years. Power demand gains related to economic growth and population increases have been offset by the effects of private electricity generation and energy efficiency advances. However, the latest base-case outlook published by the U.S. Energy Information Administration (the “EIA”) forecasts an annual increase in power generation for 2018 and steady growth through 2050 with average annual increases of a bit less than 1% per year. Moreover, the EIA forecasts continued growth for natural gas-fired electricity generation through 2050 with average annual increases of 1.3% per year.

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

As reported by EIA for the first eight months of the current calendar year, net electricity generation at utility-scale facilities in the United States rose by 4.6% from the prior year level for the comparable period as net generation from natural gas, renewables (except hydroelectric) and nuclear sources increased by 14.4%, 15.3% and 3.2%, respectively. The net electricity generation from coal for the eight months ended August 31, 2018 decreased by 5.8% from the prior year level for the comparable period. For the eight months ended August 31, 2018, net electricity generation from natural gas and coal represented 34.9% and 27.2% of total net generation at utility-scale facilities. For the comparable prior year period, the shares were 31.9% and 30.2%, respectively. In summary, the share of the electrical power generation mix fueled by natural gas has continued its increase in the current year, while the share fueled by coal has continued its fall.

Between 2011 and 2016, nearly 60 GW of net coal-fired capacity was retired, partly as a result of new mercury and air-toxics standards. Announcements by electric utilities of the retirement of coal-fired power plants continue, citing the availability of cheap natural gas, existing environmental regulations and the significant costs of refurbishment and relicensing. EIA forecasts that coal-fired generating capacity will decrease by another 65 GW by 2030. Almost 5 GW of nuclear capacity has been retired over the last four to five years. The future of new nuclear power plant construction has been further clouded with the bankruptcy of Westinghouse, one of the few major nuclear providers of fuel, services, technology, plant design and equipment. Just one nuclear power plant in the United States is under construction today (the Vogtle plant units 3 and 4 in Georgia).

The retirements of coal and nuclear plants typically result in the need for new capacity. New natural gas-fired plants, which have experienced a significant increase in their ability to generate power efficiently, are relatively cheaper to build than coal, nuclear, or renewable plants, they are substantially more environmentally friendly than conventional coal-fired power plants and they represent the most economical way to meet base loads and peak demands and to maintain grid reliability. As natural gas is relatively clean burning, cost-effective and reliable, its benefits as a source of power generation are compelling. As the use of coal declines, the use of nuclear energy stalls, and the integration of increasing amounts of wind and solar power into energy grids continues (including renewable energy storage solutions), power providers should continue to value gas-fired electricity generation, including when needed to support intermittent renewable energy supplies. The share of the mix represented by wind farms and solar fields is predicted to grow with accelerated pace in the near term boosted by extended tax credits. Nonetheless, natural gas is predicted to be a strong choice for new electricity generation plants in the future primarily due to favorable economics and the scheduled expiration of renewable energy tax credits.

As a result, we continue to believe that the future prospects for natural gas-fired power plant construction are generally favorable as natural gas has become the primary source for power generation in our country. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to the boom in natural gas supply. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions. As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Demands for electricity, the ample supply of natural gas, and the continuing retirement of inefficient and old coal and nuclear energy plants, should result in natural gas-fired energy plants representing a substantial portion of new power generation additions in the future and an increased share of the power generation mix. Moreover, the competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly this year. Several significant competitors have announced that they are exiting the market for a variety of reasons. While the competitive market remains dynamic, we expect that there will be fewer competitors for new gas-fired power plant EPC project opportunities.

In summary, the development of natural gas-fired power generation facilities in the United States should continue to provide construction opportunities for us, although the pace of new opportunities emerging may be restrained in the near term as discussed above. We have been successful in the completion of our EPC and other projects. Our five largest EPC projects continue to progress towards final completion. Consequently, the level of our consolidated revenues will continue to decline until the activities performed on new EPC service contracts are sufficient to boost revenues and reverse this unfavorable trend.

We are committed to the rational pursuit of new construction projects and the future growth of our revenues. This may result in our decision to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC services contract to us. With a growing reputation as an accomplished and cost-effective provider of EPC contracting services and with the proven ability to deliver completed power facilities, particularly combined cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets where we expect investments to be made based on forecasts of electricity demand covering decades into the future. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.

Comparison of the Results of Operations for the Three Months Ended October 31, 2018 and 2017

We reported net income attributable to our stockholders of $32.4 million, or $2.07 per diluted share, for the three months ended October 31, 2018. For the three months ended October 31, 2017, we reported a comparable net income amount of $17.2 million, or $1.09 per diluted share.

The following schedule compares our operating results for the three months ended October 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended October 31,
	2018	2017	$ Change	% Change
REVENUES
Power industry services	$88,724	$212,493	$(123,769)	(58.2)%
Industrial fabrication and field services	24,091	16,574	7,517	45.4
Telecommunications infrastructure services	3,644	3,878	(234)	(6.0)
Revenues	116,459	232,945	(116,486)	(50.0)
COST OF REVENUES
Power industry services	61,943	178,472	(116,529)	(65.3)
Industrial fabrication and field services	22,203	13,797	8,406	60.9
Telecommunications infrastructure services	2,781	2,958	(177)	(6.0)
Cost of revenues	86,927	195,227	(108,300)	(55.5)
GROSS PROFIT	29,532	37,718	(8,186)	(21.7)
Selling, general and administrative expenses	11,147	10,119	1,028	10.2
INCOME FROM OPERATIONS	18,385	27,599	(9,214)	(33.4)
Other income, net	1,429	1,692	(263)	(15.5)
INCOME BEFORE INCOME TAXES	19,814	29,291	(9,477)	(32.4)
Income tax benefit (expense)	12,560	(12,062)	24,622	N/M
NET INCOME	32,374	17,229	15,145	87.9
Net loss attributable to non-controlling interests	(60)	—	(60)	N/M
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$32,434	$17,229	$15,205	88.3%

N/M — Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business decreased by 58%, or $123.8 million, to $88.7 million for the three months ended October 31, 2018 compared with revenues of $212.5 million for the three months ended October 31, 2017. The revenues of this business represented approximately 76% of consolidated revenues for the current quarter, and approximately 91% of consolidated revenues for the prior year quarter. The decrease in revenues for the power industry services segment primarily reflected the commissioning, start-up and final activities of four EPC projects, which together represented approximately 40% of consolidated revenues for the quarter ended October 31, 2018. All four of these projects have reached substantial completion. Last year, the combined revenues associated with the four gas-fired power plant projects, which were in peak and post-peak construction activity stages, represented approximately 82% of consolidated revenues for the third quarter. We expect that the meaningful amounts of revenues associated with these projects will end in the fourth quarter.

A fifth EPC project, which represented approximately 12% of consolidated revenues for the quarter ended October 31, 2018, is also scheduled for substantial completion soon. Reflecting primarily the ramped-up construction activities on its project in Teesside, the revenues of our APC subsidiary represented 25% of consolidated revenues for the current quarter, compared to 4% of consolidated revenues for the prior year quarter.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business (representing the business of TRC) increased by $7.5 million, or 45%, to $24.1 million for the three months ended October 31, 2018, representing 21% of consolidated revenues for the period, compared to $16.6 million for the three months ended October 31, 2017. The largest portion of TRC’s revenues continue to be provided by industrial field services, and TRC’s major customers include some of North America’s largest forest products companies and large fertilizer producers as well as energy and mining companies with plants located in the southeast region of the United States.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) were $3.6 million for the three months ended October 31, 2018 compared with revenues of $3.9 million for the three months ended October 31, 2017. Revenues for the quarter ended October 31, 2018 primarily related to a fiber-to-the-premises project for a municipal customer.

Cost of Revenues

Due primarily to the substantial decrease in consolidated revenues for the three months ended October 31, 2018 compared with last year’s third quarter, the corresponding consolidated cost of revenues also decreased. These costs were $86.9 million and $195.2 million for the three months ended October 31, 2018 and 2017, respectively. Gross profit amounts for the three months ended October 31, 2018 and 2017 were $29.5 million and $37.7 million, respectively.

However, our overall gross profit percentage of 25% of consolidated revenues was higher for the quarter ended October 31, 2018 compared to a percentage of 16% for the third quarter last year which was due to an improvement in the gross profit percentage of the power industry services segment. As indicated above, the results for the current quarter were primarily driven by execution on the commissioning, start-up and final phases of four natural gas-fired power plant projects, all of which have reached substantial completion. These achievements resulted in our making favorable project close-out adjustments to the gross profits of certain projects. At this time last year, we began to experience increased labor and subcontractor costs on certain projects to amounts greater than originally estimated. The corresponding increase in forecasted costs to complete these contracts and the associated reductions in the amount of forecasted gross margins resulted in a reduction to the amount of consolidated gross profit reported for the quarter ended October 31, 2017.

Selling, General and Administrative Expenses

These costs for the three months ended October 31, 2018 rose by $1.0 million, or approximately 10%, as compared to the amount of such costs incurred in the third quarter last year due primarily to increased non-chargeable staff costs.

Income Tax Benefit (Expense)

As discussed above, we reported an income tax benefit for the three months ended October 31, 2018 in the amount of $12.6 million which reflected an expected amount of benefits associated with research and development credits for the three-year period ended January 31, 2018 in the amount of $16.5 million that we recorded in the quarter. The amount of this favorable adjustment more than offset the amount of income tax expense recorded for the current quarter based on our current estimated annual effective income tax rate (before the effects of the research and development tax credits and other discrete tax items) of approximately 28%. This rate is higher than the new federal income tax rate of 21% due primarily to the estimated unfavorable effect of state income taxes, and the unfavorable effects of additional limitations on the deductibility of certain business expenses.

For the quarter ended October 31, 2017, we recorded income tax expense of $12.1 million reflecting an annual effective income tax rate estimated last year of approximately 37% (before the tax effect of discrete items). This rate differed from the federal income tax rate at the time of 35% due primarily to the estimated unfavorable effect of state income taxes, offset substantially by the domestic production activities deduction. This deduction was eliminated for our current fiscal year by the Tax Act.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2018 and 2017

We reported net income attributable to our stockholders of $54.2 million, or $3.46 per diluted share, for the nine months ended October 31, 2018. For the nine months ended October 31, 2017, we reported a comparable net income amount of $65.0 million, or $4.11 per diluted share. The following schedule compares our operating results for the nine months ended October 31, 2018 and 2017 (dollars in thousands):

	Nine Months Ended October 31,
	2018	2017	$ Change	% Change
REVENUES
Power industry services	$316,262	$662,131	$(345,869)	(52.2)%
Industrial fabrication and field services	68,577	50,203	18,374	36.6
Telecommunications infrastructure services	9,656	10,903	(1,247)	(11.4)
Revenues	394,495	723,237	(328,742)	(45.5)
COST OF REVENUES
Power industry services	249,401	540,986	(291,585)	(53.9)
Industrial fabrication and field services	61,889	44,634	17,255	38.7
Telecommunications infrastructure services	7,513	8,396	(883)	(10.5)
Cost of revenues	318,803	594,016	(275,213)	(46.3)
GROSS PROFIT	75,692	129,221	(53,529)	(41.4)
Selling, general and administrative expenses	31,162	30,408	754	2.5
INCOME FROM OPERATIONS	44,530	98,813	(54,283)	(54.9)
Other income, net	5,121	4,221	900	21.3
INCOME BEFORE INCOME TAXES	49,651	103,034	(53,383)	(51.8)
Income tax benefit (expense)	4,509	(37,738)	42,247	N/M
NET INCOME	54,160	65,296	(11,136)	(17.1)
Net (loss) income attributable to non-controlling interests	(83)	303	(386)	N/M
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$54,243	$64,993	$(10,750)	(16.5)%

N/M — Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business decreased by 52%, or $345.9 million, to $316.3 million for the nine months ended October 31, 2018 compared with revenues of $662.1 million for the nine months ended October 31, 2017. The revenues of this business represented approximately 80% of consolidated revenues for the current nine-month period, and approximately 92% of consolidated revenues for the comparable prior year period. The decrease in revenues for the power industry services segment primarily reflected the general decline in construction activities performed for four EPC projects as they moved into the start-up, commissioning and final phases of the projects and reached substantial completion this year. Together, these four EPC services projects represented approximately 43% of consolidated revenues for the nine months ended October 31, 2018. Last year, the combined revenues associated with these natural gas-fired power plant projects, which were in ramped-up, peak and post-peak construction activities stages, represented approximately 87% of consolidated revenues for the nine months ended October 31, 2017.

As stated above, a fifth EPC services project, which represented approximately 18% of consolidated revenues for the nine months ended October 31, 2018, is scheduled for substantial completion by the end of the current fiscal year. Reflecting primarily the ramp-up of construction activities on the project in Teesside to a peak level, the revenues of our APC subsidiary represented 19% of consolidated revenues for the nine months ended October 31, 2018, compared to only 3% of consolidated revenues for the comparable prior year period.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business increased by $18.4 million, or 37%, to $68.6 million for the nine months ended October 31, 2018 compared to $50.2 million for the nine months ended October 31, 2017 as business development efforts have succeeded in winning increased amounts of business from recurring as well as new customers.

Telecommunications Infrastructure Services

The revenues of this business segment were $9.7 million for the nine months ended October 31, 2018 compared with revenues of $10.9 million for the comparable period last year, reflecting revenue declines for both the outside premises and inside premises businesses, offset partially by the revenues associated with an overseas project completed for the federal government.

Cost of Revenues

Due primarily to the substantial decrease in consolidated revenues for the nine months ended October 31, 2018 from the amount reported for the nine months ended October 31, 2017, the corresponding consolidated cost of revenues also decreased. These costs were $318.8 million and $594.0 million for the nine months ended October 31, 2018 and 2017, respectively. Gross profit amounts for the nine months ended October 31, 2018 and 2017 were $75.7 million and $129.2 million, respectively. Our overall gross profit percentage of 19% of consolidated revenues was higher for the nine months ended October 31, 2018 compared to a percentage of 18% for the same period of the prior year with the increase reflecting primarily the gross profit percentages achieved for the third quarter this year.

Selling, General and Administrative Expenses

These costs for the nine months ended October 31, 2018 increased to $31.2 million from $30.4 million incurred in the comparable period of the prior year.

Income Tax Benefit (Expense)

As discussed above, we recorded benefits of prior year research and development tax credits in the current quarter in the amount of $16.5 million, which resulted in an income tax benefit reported for the nine months ended October 31, 2018 in the amount of approximately $4.5 million. Due to the sizable research and development cost base that has grown over the last three years and the meaningful decline in the amount of such activities during the current year, we do not expect a credit for the current year. Before the effect of the tax credit adjustment and other discrete items, we estimate an annual effective income tax rate of approximately 28% for the current fiscal year. This tax rate is higher than the new federal income tax rate of 21% due primarily to the estimated unfavorable effect of state income taxes, and the unfavorable effects of additional limitations on the deductibility of certain business expenses.

For the nine months ended October 31, 2017, we recorded income tax expense of $37.7 million reflecting an annual effective income tax rate estimated at the time last year of approximately 37% (before the tax effect of discrete items). This rate differed from the expected federal income tax rate of 35% due primarily to the estimated unfavorable effect of state income taxes, offset substantially by the domestic production activities deduction. This deduction was eliminated for our current fiscal year by the Tax Act. The net effect of discrete items on income tax expense for the nine months ended October 31, 2017 was not significant.

Liquidity and Capital Resources as of October 31, 2018

At October 31 and January 31, 2018, our balances of cash and cash equivalents were $155.8 million and $122.1 million, respectively. During this same period, our working capital increased by $37.8 million to $339.6 million as of October 31, 2018 from $301.8 million as of January 31, 2018.

The net amount of cash used by operating activities for the nine months ended October 31, 2018 was $99.1 million. Even though net income for the period, including the favorable adjustments related to non-cash income and expense items, provided cash in the total amount of $58.1 million, cash used in operations exceeded this amount. As discussed above, four major EPC projects have achieved substantial completion in the current year, representing the primary driver for the use of cash by contracts-in-progress during the current year in the amount of $79.6 million. These projects are well past the peak of their respective milestone billing schedules.

Due primarily to these projects, the amounts of billings in excess of the amounts of the corresponding costs and estimated earnings declined by $93.1 million during the nine months ended October 31, 2018, which represented a substantial use of cash. Partially offsetting this effect, the Company collected amounts of billings previously retained by project owners which provided $55.5 million in cash during the period.

As presented above, the operations of TRC and APC have experienced meaningful growth in revenues this year. As expected, the increase in the level of business resulted in an increase in the amount of working capital required to support the growth. Accordingly, the amounts of costs incurred and estimated earnings recognized on certain active projects in excess of the amounts billed on those projects rose during the nine-month period in the amount of $38.8 million, which represents a use of cash. Similarly, due in part to increased activity at these operating subsidiaries, accounts receivable increased during the nine months ended October 31, 2018, a use of cash in the amount of $17.7 million. The Company also used cash in the amount of $44.0 million to reduce the level of accounts payable and accrued liabilities. Due primarily to the inclusion of expected income tax refunds, the balance of other assets increased by $15.9 million during the nine months ended October 31, 2018, representing a use of cash.

The primary source of cash required to fund operations during the nine months ended October 31, 2018 was the net maturity of short-term investments (certificates of deposit issued by our Bank) in the amount of $152.0 million. Non-operating activities used cash during the current year, including primarily the payment of three quarterly cash dividends in the total amount of $11.7 million. Our operating subsidiaries also used cash during the nine-month period ended October 31, 2018 in the amount of $7.4 million to fund capital expenditures. As of October 31, 2018, there were no restrictions with respect to inter-company payments from GPS, TRC, APC or SMC to the holding company.

During the nine months ended October 31, 2017, our combined balance of cash and cash equivalents decreased by $17.5 million to $149.7 million as of October 31, 2017 from a balance of $167.2 million as of January 31, 2017. During this same period, our working capital increased by $54.3 million to $291.5 million as of October 31, 2017 from $237.2 million as of January 31, 2017.

The net amount of cash used by operating activities for the nine months ended October 31, 2017 was $22.7 million. Even though net income for the period, including the favorable adjustments related to non-cash income and expense items, provided cash in the total amount of $71.7 million, cash use exceeded this amount primarily due to the four major EPC projects. The net change in contracts-in-progress during the nine months ended October 31, 2017 was $94.6 million, a significant use of cash, as the four projects moved well past the peak of their respective milestone billing schedules last year. We experienced decreases during the period in the amounts of billings on active projects in excess of corresponding costs and estimated earnings in the net amount of $69.4 million. In addition, project owner retainages increased by $28.7 million.

Our primary source of cash during nine months ended October 31, 2017 was the net maturity of certificates of deposit in the amount of $22.5 million. In addition, the exercise of options to purchase 90,500 shares of our common stock provided us with cash proceeds in the approximate amount of $2.8 million. Cash was also used in other non-operating activities including the declaration and payment of a cash dividend of $15.5 million during the prior year period, and we used cash as our consolidated joint ventures made distributions to our joint venture partner in the total amount of $1.2 million. Our operating subsidiaries used cash during the prior year period in the amount of $4.0 million for capital expenditures.

Last year on May 15, 2017, we entered into the Credit Agreement with the Bank, which replaced a predecessor agreement with the Bank, and modified its features to, among other things:

•                  increase the Bank’s lending commitment amount from $10.0 million to $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 2.0%;

•                  add an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions; and

•                  extend the maturity date three years from May 31, 2018 to May 31, 2021.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank will continue to require that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. At October 31 and January 31, 2018, we were compliant with the financial covenants of the Credit Agreement. We may use the borrowing ability to cover other credit issued by the Bank for our use in the ordinary course of business.

As of October 31, 2018, we had approximately $15.5 million of credit outstanding under the Credit Agreement primarily to support our APC activities. However, we had no outstanding borrowings. In addition, the commercial bank that has supported the activities of TRC issued an outstanding irrevocable letter of credit on its behalf in the amount of $0.4 million.

At October 31, 2018, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 80% of its net assets invested in and repurchase agreements secured by United States Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Republic of Ireland, certain pound sterling-based bank accounts in the United Kingdom and insignificant bank accounts in other countries in support of the operations of APC.

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

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

We believe that EBITDA, a non-GAAP financial measurement, is a meaningful presentation that enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that EBITDA is widely used by investors and analysts as a measure of performance.

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

The following tables present the determinations of EBITDA for the three and nine months ended October 31, 2018 and 2017, respectively (amounts in thousands):

	Three Months Ended October 31,
	2018	2017
Net income, as reported	$32,374	$17,229
Interest expense	—	—
Income tax (benefit) expense	(12,560)	12,062
Depreciation	898	726
Amortization of purchased intangible assets	253	258
EBITDA	20,965	30,275
EBITDA of non-controlling interests	(60)	—
EBITDA attributable to the stockholders of Argan, Inc.	$21,025	$30,275

	Nine Months Ended October 31,
	2018	2017
Net income, as reported	$54,160	$65,296
Interest expense	659	—
Income tax (benefit) expense	(4,509)	37,738
Depreciation	2,465	1,936
Amortization of purchased intangible assets	759	776
EBITDA	53,534	105,746
EBITDA of non-controlling interests	(83)	303
EBITDA attributable to the stockholders of Argan, Inc.	$53,617	$105,443

As we believe that our net cash used in or provided by operating activities is the most directly comparable performance measure determined in accordance with US GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash used in operating activities that are presented in our condensed consolidated statements of cash flows for the nine months ended October 31, 2018 and 2017 (amounts in thousands):

	Nine Months Ended October 31,
	2018	2017 (1)
EBITDA	$53,534	105,746
Current income tax benefit (expense)	4,356	(37,263)
Interest expense	(659)	—
Stock compensation expense	1,244	3,573
Gain on the settlement of litigation	(1,400)	—
Other noncash items	1,032	(317)
Increase in accounts receivable	(17,686)	(2,729)
Increase in other assets	(15,895)	(2,720)
(Decrease) increase in accounts payable and accrued expenses	(44,016)	5,600
Change in contracts in progress, net	(79,616)	(94,629)
Net cash used in operating activities	$(99,106)	$(22,739)

(1)  Certain amounts were recast to conform to the presentation for the nine months ended October 31, 2018.

Critical Accounting Policies

We consider the accounting policies related to the recognition of revenues from customer contracts; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; income tax reporting; the valuation of employee stock options and the financial reporting associated with any significant legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and VIEs. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in arriving at estimates and where these estimates can significantly impact our financial results under different assumptions and conditions. These estimates, judgments, and assumptions affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting periods. We base our estimates on historical experience and various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets, liabilities and equity that are not readily apparent from other sources. Actual results and outcomes could differ from these estimates and assumptions.

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report on Form 10-K for the year ended January 31, 2018. During the nine-month period ended October 31, 2018, there have been no material changes in the way we apply the critical accounting policies described therein except that the “Update to Significant Accounting Policies” section of Note 4 to the accompanying condensed consolidated financial statements presents the revised accounting policy for the recognition of revenues that was adopted on February 1, 2018.

It should also be noted that, as disclosed in the “Research and Development Tax Credits” section of Note 12 to the accompanying condensed consolidated financial statements, during the three months ended October 31, 2018, we completed a detailed review of the activities of our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits that may be available to reduce current and prior year income taxes. This study was begun last year and focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, we identified and estimated significant amounts of income tax benefits that have not previously been recognized in our financial results for the current or any prior year reporting period. In the determination of the amount of such benefits to recognize, we have been required to apply the professional accounting guidance related to meaningful uncertain income tax positions for the first time.

Under this guidance, income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. We consider the three-month period ended October 31, 2018 as the initial reporting period in which we had sufficient data on which to make an evaluation and reach a conclusion on the amount of income tax credit benefits related to prior year project costs that, more likely than not, qualified as research and development costs under the IRC and the rules and regulations of certain states. The total amount of the credits that we recognized in income taxes during the current quarter was $16.5 million. Certain tax credit amounts are not considered offsets to income taxes. For example, the amount of tax credit benefit we credited to cost of revenues in the current quarter was $0.5 million. Based on our judgement, the amount of benefits related to identified research and development income tax credits that we have assessed as not meeting the threshold criteria for recognition was $5.3 million as of October 31, 2018.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of October 31, 2018, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 8 to the accompanying condensed consolidated financial statements), which provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at LIBOR plus 2.0%. As of October 31, 2018, our balance of short-term investments, which consisted entirely of CDs, was $158.0 million (excluding accrued interest) with a weighted average initial maturity term of 230 days. This exposes us to a certain amount of risk should interest rates suddenly rise. However, we believe that this risk is minimal, and mitigated somewhat by the manner in which we have scheduled the future maturity dates. As of October 31, 2018, the weighted average interest rate on our CDs was 2.5%.

The accompanying condensed consolidated financial statements are presented in US Dollars. The financial results reported by APC and included in our condensed consolidated financial statements are affected by foreign currency volatility. The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive income. When the US Dollar depreciates against the Euro, the reported assets, liabilities, revenues, costs and earnings of APC, after translation into US Dollars, are greater than what they would have been had the value of the US Dollar appreciated against the Euro or if there had been no change in the exchange rate. During the nine-month period ended October 31, 2018, the US Dollar appreciated against the Euro. We generally do not hedge our exposure to potential foreign currency translation adjustments.

Another form of exposure to fluctuating exchange rates relates to the effects of transacting in currencies other than those of our entity’s functional currencies. For example, the contracts for APC’s construction projects in the UK are based on the British pound sterling. We do not engage in currency speculation, and we generally do not utilize foreign currency exchange rate derivatives on an ongoing basis to hedge against certain foreign currency related operating exposures. We realized a net foreign currency transaction gain for the nine months ended October 31, 2018 that was insignificant.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of October 31, 2018. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

Included in Note 9 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q are discussions of specific legal proceedings for the nine months ended October 31, 2018. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A. RISK FACTORS

There have been no material changes from our risk factors as disclosed in our Annual Report on Form 10-K for the year ended January 31, 2018 except as follows.

Capacity Payments to Power Plant Owners in the United Kingdom (the “UK”) May be Suspended Indefinitely Which Could Delay APC’s Completion of a Major Project.

Capacity payments are made to certain power plant owners in order to assure the availability of power in the event that unexpected spikes in the demand for electricity occur. These payments represent an important revenue stream for these power plants that provide grid reliability; otherwise, the plants would not be built.  However, on November 15, 2018, the General Court of the Court of Justice of the European Union (“ECJ”) ruled in favor of Tempus Energy and against the European Commission, annulling the Commission’s decision not to raise objections to the structure of the capacity market operating in the UK.  The UK’s Department for Business, Energy & Industrial Strategy (“BEIS”) was forced to suspend capacity payments to power plant owners as the ECJ judgement ended the legality of granting state aid through the capacity market.  In addition, the next capacity auction in the UK has been cancelled.

BEIS is attempting to reobtain state aid approval from the Commission but the successful completion of this effort could take up to a year or more.  This ruling directly impacts the planning and development of new power plants in the UK which will likely result in fewer future power plant construction opportunities for our APC subsidiary until this matter is resolved.  In addition, APC’s current project, the InterGen Spalding OCGT Expansion Project, is scheduled to be a recipient of capacity payments once it is completed and becomes operational. We have received communication from the project owner that construction should continue as scheduled, but there is risk that the project owner may halt construction activity in the future before the power plant is completed.  APC’s other major project, the TeesREP Biomass Power Station, is not impacted by this ruling.

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

ARGAN, INC.

December 6, 2018	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer

December 6, 2018	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary