Form 10-K
period 2019-01-31
ARGAN INC
filed 2019-04-10
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $404,824,000 on July 31, 2018 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE as reported for that date.  Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 5, 2019: 15,579,369 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2019 Annual Meeting of Stockholders to be held on June 20, 2019 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES

2019 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.  BUSINESS.

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), Atlantic Projects Company Limited and affiliates (“APC”), The Roberts Company, Inc. (“TRC”) and Southern Maryland Cable, Inc. (“SMC”) (together referred to as the “Company,” “we,” “us,” or “our”). Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and consulting services to the power generation and renewable energy markets. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms. Including its consolidated joint ventures and variable interest entities (“VIEs”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern United States (the “US”) and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems, pressure vessels and heat exchangers. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

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

Power Industry Services

Our power industry services are performed substantially by GPS which is a full-service engineering, procurement and construction (“EPC”) services firm that we have operated for over twelve years since it was acquired by us in 2006. GPS has the proven abilities of designing, building and commissioning large-scale energy projects in the US. The extensive design, construction, project management, start-up and operating experience of GPS has grown with installed and under-contract capacity for nearly 15 gigawatts of mostly domestic power-generating capacity including 65 gas turbines comprising 44 projects. Our power projects have included base-load combined-cycle facilities, simple-cycle peaking plants and boiler plant construction and renovation efforts. We also have experience in the renewable energy sector by providing EPC contracting and other services to the owners of alternative energy facilities, including biomass plants, wind farms and solar fields. Typically, the scope of work for GPS includes complete plant engineering and design, the procurement of equipment and construction from site development through electrical interconnection and plant testing. The durations of our construction projects may extend to three years. In the most recent construction firm rankings published in May 2018 by Engineering News-Record (ENR), GPS was ranked the 9th largest power industry construction contractor in the US.

This reportable business segment also includes APC, a company formed in Dublin, Ireland, over 40 years ago, and its affiliated companies, which we acquired in May 2015. APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. APC has successfully completed projects in more than 30 countries on six continents. With its presence in Ireland and its other offices located in the United Kingdom (the “UK”), Hong Kong and New York, APC expanded our operations internationally for the first time.

The revenues of our power industry services business segment were $367.8 million, $814.5 million and $586.6 million for the years ended January 31, 2019 (“Fiscal 2019”), 2018 (“Fiscal 2018”) and 2017 (“Fiscal 2017”), respectively, or 76%, 91% and 87% of our consolidated revenues for the corresponding periods, respectively. The substantial portions of the revenues of this reportable segment reported for all three of these years were derived from the performance of activities by GPS and APC under EPC services contracts with the owners of power plant projects.

During Fiscal 2019, we reached substantial completion for four natural gas-fired power plant EPC services projects, including a 1040 MW facility built in Pennsylvania, a 785 MW facility built in Connecticut and two 475 MW facilities, one built in Ohio and the other in North Carolina. Projects active at January 31, 2019 included the provision of EPC services to two other natural gas-fired power plant projects and the erection of the boiler, a critical component, for a biomass-fired power plant.

The following table summarizes our large power plant projects as of January 31, 2019:

		Facility	FNTP (1)	Scheduled
Current Project	Location	Size	Received	Completion
Exelon West Medway II Facility	Massachusetts	200 MW	April 2017	(2)
TeesREP Biomass Power Station	Teesside (England)	299 MW	May 2017	2019
InterGen Spalding OCGT Expansion Project	Spalding (England)	298 MW	November 2017	2019
NTE Reidsville Energy Center	North Carolina	475 MW	(3)	(3)
Guernsey Power Station	Ohio	1,875 MW	(4)	2022

(1)         Full Notice-to-Proceed (“FNTP”) represents the formal notice provided by the customer instructing us to commence all of the activities covered by the corresponding contract.

(2)         Project activities were discontinued on March 7, 2019. At that time, the EPC project was nearly complete and first fire had been achieved on both of the power production units included in this gas-fired power plant (see Item 3, Legal Proceedings, included in Part I of this report for further information regarding this matter).

(3)         A FNTP has not been received and the scheduled completion date has not been established definitively as of January 31, 2019.

(4)         A limited notice to proceed with certain preliminary design and site preparation activities was issued to GPS in January 2019. We expect to receive FNTP in the spring of 2019.

During Fiscal 2018, we were engaged with ramping-up the construction efforts on the four major power plant EPC projects to peak activity levels. In addition, we commenced the provision of EPC services on the two other gas-fired facilities and construction tasks related to the biomass power plant project. During Fiscal 2017, we completed two natural gas-fired combined cycled power plant projects and began activities on four other major gas-fired power plant projects. Both completed plants are located in Pennsylvania with each one providing 829 MW of electrical power.

Project Backlog

Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects. Cancellations or reductions may occur that would reduce project backlog and our expected future revenues. Typically, we include the total value of EPC services and other major construction contracts in project backlog when we receive a corresponding notice to proceed from the project owner. However, we may include the value of an EPC services contract prior to the receipt of a notice to proceed if we believe that it is probable that the project will commence within a reasonable timeframe, among other factors. At January 31, 2019, the project backlog for this reporting segment was approximately $1.1 billion. The comparable backlog amount as of January 31, 2018 was approximately $0.4 billion.

In January 2019, we entered into an EPC services contract with and received a limited notice to proceed from Guernsey Power Station, LLC to construct an 1,875 MW state-of-the-art natural gas-fired power plant in Guernsey County, Ohio. Construction for the facility is scheduled to begin in the spring with completion scheduled in 2022. The developers of this power plant project are Apex Power Group, LLC and Caithness Energy, L.L.C. (“Caithness”), both of which are independent power producers specializing in the development, acquisition, operation and management of natural gas and renewable energy projects. Caithness is the owner of the Caithness Moxie Freedom Generating Station, the gas-fired power plant substantially completed by us in Pennsylvania during Fiscal 2019.

On March 27, 2018, we announced that GPS entered into an EPC services contract with NTE Carolinas II, LLC, an affiliate of NTE Energy (“NTE”), to construct a 475 MW natural gas-fired power plant in Rockingham County, North Carolina. NTE, through its affiliates, develops and acquires strategically located electric generation and transmission facilities within North America. The NTE Reidsville Energy Center is planned to be similar to two gas-fired power plants substantially completed by GPS for NTE during Fiscal 2019, the Kings Mountain Energy Center located in Kings Mountain, North Carolina, and the Middletown Energy Center located in Middletown, Ohio. Due to project owner delays, contract activities have not yet started for this new project.

As most construction activities are performed outdoors and significant projects of this reportable segment are located in the northeastern region of the US, the UK and Ireland, progress on projects may be adversely impacted, from time to time, by inclement weather particularly during the winter months. On the other hand, unseasonably fair weather may enhance our ability to complete project work.

Construction Joint Ventures

EPC contractors in our industry periodically execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of completing a project or program for a project owner. These special purpose entities are generally dissolved upon completion of the corresponding project or program. Accordingly, GPS assigned its EPC contracts for two natural gas-fired power plants to two separate joint ventures that were formed in order to build the power plants and to spread the bonding risk of each project. The power plants were substantially completed during Fiscal 2017. Both joint ventures were dissolved in October 2018 and final cash distributions in the total amount of approximately $0.3 million were made to the venture partners during Fiscal 2019. Due to the financial control of GPS, the accounts of the joint ventures were included in the Company’s consolidated financial statements.

Project Development Participation

We selectively participate in developmental and related financing activities 1) to maintain a proprietary pipeline for future EPC services contract opportunities, 2) to secure exclusive rights to EPC contracts, and 3) to generate profits through interest income and project development success fees. We partnered with a developer to take principal positions in the initial stages of development for three projects in the Marcellus Shale Region of the eastern US. All three developmental efforts were successfully completed resulting in GPS securing the rights for EPC contracts pursuant to which GPS completed construction of the corresponding large-scale natural gas-fired power plants and we were paid success fees. Currently, we are participating in developmental and related financing activities with several developers, including the consolidated variable interest entity created to develop the Chickahominy Power Station which is planned to be built in Charles City County, Virginia. In June 2018, we announced that GPS has been awarded the EPC services contract for this 1,600 MW gas-fired power plant. Among other tasks, the efforts of the developer to obtain final regulatory permits and approvals and to secure financing for this power plant, which are essential for the completion of the development phase of this project, are currently underway.

Materials and Labor

In connection with the engineering and construction of traditional power plants, biodiesel plants and other renewable energy systems, we procure materials for installation on the various projects. We are not dependent upon any one source for major equipment components, like heat recovery steam generation units, steam turbines and air-cooled condensers, or any other construction materials that we use to complete a particular power project. With our assistance, project owners frequently procure and supply certain major components of the power plants such as heavy-duty and combustion gas turbines. We have significant experience in delivering EPC projects with the latest turbine technology from all three major manufacturers. We are not currently experiencing difficulties in procuring or scheduling the necessary materials for our contracted projects. However, we cannot guarantee that in the future there will not be unscheduled delays in the delivery of materials and equipment ordered by us or a project owner.

We perform work on job sites in different states and countries. The skilled craft labor pool is unique in each region due to a variety of factors, including union versus non-union work environments, competing infrastructure projects located nearby our sites that utilize the same labor pool as us, and decreased and aging labor pools resulting from demographic trends. As such, we take a carefully considered and tailored approach at each job site to acquire and retain the required personnel resources when we need them, especially craft labor, and to maintain optimum productivity on each of our projects. Depending on the project, we may utilize direct hires, subcontractors, existing internal personnel, or a combination of the three. To date, we have managed to staff each of our jobs safely and effectively. However, given the reported labor shortages in the construction industry, rising wages, demographic trends and other challenges, we cannot guarantee that in the future we will be able to hire the skilled craft labor needed to complete each of our projects successfully.

Competition

We compete with numerous large and well capitalized private and public firms in the construction and engineering services industry. However, the competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly this year. Several major competitors have announced that they are exiting the market for a variety of reasons. While the market remains dynamic, we expect that there will be fewer competitors for new gas-fired power plant EPC services project opportunities. These remaining competitors include, but are not limited to, Bechtel Corporation, McDermott International and Black & Veatch, global firms providing engineering, procurement, construction and project management services; and Kiewit Corporation, an employee-owned global construction firm. These and other competitors are multi-billion-dollar companies with thousands of employees. We also may compete with regional construction services companies in the markets where planned projects might be located. Typically, a condition for award is that the contractor perform on a fixed-price or lump-sum contract basis; smaller elements of a contract may be billable on an allowance or cost-reimbursable basis. As explained below, there are risks of unrecovered costs, among other features, associated with these types of contracts.

To compete with these firms, we emphasize our proven track record as a cost-effective choice for the design, build and commissioning of natural gas-fired and alternative energy power systems. Our successful experience includes the efficient completion of natural gas-fired simple cycle and combined cycle power plants, wood/coal-fired plants, waste-to-energy plants, wind farms, solar fields and biofuel processing facilities, all performed on an EPC contract basis. Through the power industry services segment, we provide a full range of competitively priced development, consulting, engineering, procurement, construction, commissioning, operations management and maintenance services to project owners. We are able to react quickly to their requirements while bringing a strong, experienced team to help navigate through difficult technical, scheduling and construction issues. We believe that the cultures of GPS and APC encourage motivated, creative, high energy and customer-focused teams that deliver results. Our projects are directed by dedicated on-site project management teams and our project owner customers have direct access to our senior management at these companies.

Customers

For Fiscal 2019, the Company’s most significant power industry services customers were Exelon West Medway II; Moxie Freedom LLC; Tecnicas Reunidas UK Limited and NTE Carolinas LLC, each of which accounted for more than 10% of our consolidated revenues and which together represented 51% of consolidated revenues for the year.

For Fiscal 2018, the Company’s most significant power industry services customers accounting for more than 10% of consolidated revenues were NTE Ohio LLC; CPV Towantic, LLC; Moxie Freedom LLC and NTE Carolinas LLC. Together, these customers represented 84% of consolidated revenues for Fiscal 2018.

For Fiscal 2017, the Company’s significant power industry services customers were NTE Ohio LLC; CPV Towantic, LLC; Moxie Freedom LLC; NTE Carolinas LLC and Panda Patriot LLC, each of which accounted for greater than 10% of consolidated revenues and which together represented 79% of consolidated revenues for the year.

Regulation

Our power industry services operations are subject to various federal, state, local and foreign laws and regulations including: licensing for contractors; building codes; permitting and inspection requirements applicable to construction projects; regulations relating to worker safety and environmental protection; and special bidding, procurement and employee compensation requirements. Many state and local regulations governing construction require permits and licenses to be held by individuals who have passed an examination or met other requirements. We believe that we have all the licenses required to conduct our current operations and that we are in substantial compliance with applicable regulatory requirements.

The power plants that we build, and other energy facilities including the pipelines required to supply natural gas fuel to them, are also subject to a myriad of federal and state laws and regulations governing environmental protection, air quality, water quality and noise and height restrictions. The growing preference for renewable energy sources and the elimination of fossil-fueled power plants by the populations of the US and the UK may result in such restrictions becoming more severe in the future. The consequences may result in fewer gas-fired power plants being constructed in the future than are currently forecasted.

Industrial Fabrication and Field Services

On December 4, 2015, we acquired TRC, which was founded in 1977 and is located near Greenville, North Carolina. Its facilities include steel fabrication plants and support structures. TRC is principally an industrial field services provider and steel pipe and vessel fabricator for industrial organizations primarily in the southern region of the US. TRC continues to operate under its own name with its own management team.

Historically, TRC was a profitable company that incurred a net loss in 2015 up to the date of its acquisition by us, primarily due to it taking on large contracts that resulted in significant losses. With the reengagement and leadership of TRC’s founder, our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it was positioned to succeed in the future with a return to profitable operations. Significant efforts have been expended since the acquisition to sustain a turnaround of operating results which reflected growing revenues and profitable operating results for Fiscal 2019. However, there can be no assurances that TRC will sustain the current positive trend in revenues or improve profitability in the future. Since the acquisition, we have provided TRC with an additional $27.5 million in cash so that it could fund the completion of the work on loss contracts in progress on the date of the acquisition, enhance working capital in support of business growth and stability, acquire capital equipment to assure efficient and competitive fabrication and field operations and support other general corporate needs. Most of this cash was provided in the year period following the acquisition.

Currently, TRC operates as its own reportable business segment, industrial field services and fabrication. Its major customers include North America’s largest forest products companies such as Weyerhaeuser Company and Domtar Corporation; power companies such as Duke Energy Corporation; energy companies such as Husky Energy Inc.; large fertilizer companies such as Nutrien Ltd. (formerly Potash Corp.); EPC firms such as Fluor Corporation; mining companies such as OceanaGold Corporation; a world leading supplier of industrial gases, Air Liquide S.A., and various petrochemical companies. For Fiscal 2019, Fiscal 2018 and Fiscal 2017, this reporting segment reported revenues of $101.7 million, $65.3 million and $79.0 million, respectively, or approximately 21%, 7% and 12% of our consolidated revenues for the corresponding years, respectively.

Telecommunications Infrastructure Services

SMC represents our telecommunications infrastructure services reportable business segment and conducts business as SMC Infrastructure Solutions, which provides comprehensive technology wiring and utility construction solutions to customers primarily in the mid-Atlantic region of the US. We perform both outside plant and inside plant cabling.

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

Consistently, a major portion of SMC’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with SMC’s major customers. Over the last three years, these major customers have included the city of Westminster, Maryland; the Maryland Transit Administration and other state agencies, counties and municipalities located in Maryland; DXC Technology Company, formed by the combination of Computer Sciences Corporation and the enterprise services business of Hewlett Packard Enterprise; and Southern Maryland Electric Cooperative, a local electricity cooperative. The revenues of SMC were $12.7 million, $13.0 million and $9.4 million for Fiscal 2019, Fiscal 2018 and Fiscal 2017, respectively, or approximately 3%, 1% and 1% of our consolidated revenues for the corresponding years, respectively.

SMC operates in the fragmented and competitive telecommunication and infrastructure services industry. We compete with providers ranging from regional companies to larger firms servicing multiple regions, as well as large national and multi-national contractors. We believe that we compete favorably with the other companies in our market space by emphasizing our high-quality reputation, outstanding customer base, security-cleared personnel and highly motivated work force in competing for larger and more diverse contracts. Based on its reputation and quality performance, SMC was selected on a sole source basis to perform outside premises and structured cabling work at a secure overseas location which it completed successfully during Fiscal 2019. SMC expects to receive similar assignments at other overseas locations.

Employees

The total number of personnel employed by us is subject to the volume of construction in progress and the relative amount of work performed by subcontractors. We had approximately 1,487 employees at January 31, 2019, substantially all of whom were full-time. We believe that our employee relations are generally good.

Financing Arrangements

We have financing arrangements with Bank of America (the “Bank”) that are described in an Amended Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017, which superseded our prior arrangements with the Bank. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.0%. We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business. At January 31, 2019, the Company had credit outstanding under the Credit Agreement, but no borrowings, in the approximate amount of $15.2 million. We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of January 31, 2019, we were in compliance with the financial covenants of the Credit Agreement. We believe we will continue to comply with our financial covenants under the Credit Agreement.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. GPS, APC, TRC and SMC each have an experienced full-time safety director committed to ensuring a safe work place, as well as compliance with applicable permits, insurance and local and environmental laws.

Contracts with customers in each of our reportable business segments may require performance bonds or other means of financial assurance to secure contractual performance. Under such circumstances and/or as a means to spread project risk, we may consider an arrangement with a joint venture party in order to provide the required bonding to a prospective project owner (see Note 4 to the accompanying consolidated financial statements). We maintain material amounts of cash, cash equivalents and short-term investments on our balance sheet, and, as indicated above, we have the commitment of the Bank to issue irrevocable standby letters of credit up to an aggregate amount of $50.0 million in support of our bonding collateral requirements. As of January 31, 2019, the amount of unsatisfied bonded performance obligations related to GPS was not significant. However, as of January 31, 2019, there were bonds outstanding in the aggregate amount of approximately $147.0 million covering other risks including our warranty obligations related to four EPC services projects completed by GPS during Fiscal 2019. Not all of our projects require bonding.

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

Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our Proxy Statements, are available as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC without charge upon written request to:

Argan, Inc.
Attention: Corporate Secretary
One Church Street, Suite 201
Rockville, Maryland 20850

ITEM 1A.  RISK FACTORS.

Our business is challenged by a changing environment that involves many known and unknown risks and uncertainties. The risks described below discuss factors that have affected and/or could affect us in the future. There may be others. We may be affected by risks that are currently unknown to us or are immaterial at this time. If any such events did occur, our business, financial condition and results of operations could be adversely affected in a material manner. Our future results may also be impacted by other risk factors listed from time to time in our future filings with the SEC, including, but not limited to, our Annual Reports on Form 10-K and our Quarterly Reports on Form 10-Q. As the most significant portion of our consolidated entity is represented by the power industry services reportable business segment, the risk factor discussions included below are focused on that business. However, as a large number of these same risks exist for our other reportable segments, (1) industrial fabrication and field services, and (2) telecommunications infrastructure services, a review and assessment of the following risk factors should be performed with that in mind.

Risks Related to Our Business

Future revenues and earnings are dependent on the award of new contracts which we do not directly control.

The majority of the Company’s consolidated revenues related to performance by the power industry services segment which provided 76%, 91% and 87% of consolidated revenues for Fiscal 2019, 2018 and 2017, respectively. Due primarily to the favorable operating results of GPS, the major business component of this segment, we have generated consolidated net income for over ten fiscal years in a row. This reportable business segment contributed approximately $46 million to income from operations for Fiscal 2019. As described in the risks presented below, our ability to maintain profitable operations depends on many factors including the ability of the power industry services business to continue to obtain significant new EPC projects and to complete its projects successfully. Although revenues for the power industry services reporting segment decreased by 55% for Fiscal 2019 to $368 million, GPS has added two new EPC projects to project backlog and our overall backlog amount increased to $1.1 billion as of January 31, 2019 from $379 million at the beginning of Fiscal 2019. We have not received a full notice to proceed on these two new EPC projects and there is always a possibility that one or more of these projects will not be built. Should we fail to replace major projects that were completed by GPS in Fiscal 2019 with other new projects, we will not grow and future revenues and profits may be adversely affected.

Our dependence on a few customers could adversely affect us.

The size of the energy plant construction projects of our power industry services segment frequently results in a limited number of projects contributing a substantial portion of our consolidated revenues each year. For Fiscal 2019, the Company’s most significant customer relationships included four power industry service customers which together accounted for 51% of consolidated revenues. For Fiscal 2018, the Company’s most significant customer relationships included four power industry service customers which together accounted for 84% of consolidated revenues. For Fiscal 2017, the Company’s most significant customer relationships included five power industry service customers which together represented 79% of consolidated revenues, respectively. Should we fail to obtain the award of any one new major project that we expect, substantial portions of future consolidated revenues, future revenues and profits may be adversely affected.

Our dependence on large construction contracts may result in uneven financial results.

Our power industry service activities in any one fiscal reporting period are concentrated on a limited number of large construction projects for which we recognize revenues over time as we transfer control of the project asset to the customer. To a substantial extent, our contract revenues are based on the amounts of costs incurred. As the timing of equipment purchases, subcontractor services and other contract events may not be evenly distributed over the terms of our contracts, the amount of total contract costs may vary from quarter to quarter, creating uneven amounts of quarterly and/or annual consolidated revenues. In addition, the timing of contract commencements and completions may exacerbate the uneven pattern. As a result of the foregoing, future reported amounts of consolidated revenues, cash flow from operations, net income and earnings per share may vary in an uneven pattern and may not be indicative of the operating results expected for any other fiscal period, thus rendering consecutive quarter comparisons of our consolidated operating results a less meaningful way to assess the growth of our business.

Actual results could differ from the assumptions and estimates used to prepare our financial statements.

To prepare consolidated financial statements in conformity with accounting principles generally accepted in the US, we are required to make estimates, assumptions and judgments as of the date of such financial statements, which affect the reported values of assets and liabilities, revenues and expenses, and disclosures of contingent assets and liabilities. For example, we have recognized revenues over the life of a contract based on the proportion of costs incurred to date compared to the total costs estimated to be incurred for the entire project. We review and make necessary revisions to such costs on a monthly basis. In addition, contract results may be impacted by our estimates of the amounts of change orders that we expect to receive and our assessment of any contract disputes that may arise.

Under our past accounting procedures, we measured and recognized a large portion of our revenues under the percentage-of-completion accounting methodology. Under the new accounting rules governing revenue recognition, which we adopted on February 1, 2018 (see Note 1 to the accompanying consolidated financial statements), we recognize revenues over time as performance obligations are completed. In most cases, such progress will be measured in a manner similar to past accounting practices using a cost-to-cost method. This methodology will continue to allow us to recognize revenues over the life of a contract by comparing the amount of the costs incurred to date against the total amount of costs expected to be incurred, and using the resulting percentage to update the recorded amounts of project-to-date revenues. As in the past, the effects on revenues of changes to the amounts of contract values and estimated costs typically will be recorded as catch-up adjustments when the amounts are known and can be reasonably estimated. These revisions can occur at any time and could be material. Given the uncertainties associated with the types of customer contracts that we are awarded, it is possible for contract values and actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenues and profits.

Other areas requiring significant estimates by our management include:

•                  the valuation of assets acquired and liabilities assumed in connection with business combinations;

•                  the assessment of the value of goodwill and recoverability of other purchased intangible assets;

•                  provisions for income taxes, the accounting for uncertain income tax positions and valuation allowances associated with deferred income tax assets;

•                  the determination of the fair value of stock-based incentive awards;

•                  the identification of the primary beneficiary of entities in which we may have variable interests; and

•                  accruals for estimated liabilities, including warranties and losses and expenses related to legal matters.

Our actual business and financial results could differ from our estimates, which may impact future profits.

Project backlog may be an uncertain indicator of future revenues as its realization may be subject to unexpected adjustments, delays and cancellations.

At January 31, 2019, the value of our project backlog was $1.1 billion. Project cancellations or scope modifications may occur that could reduce the amount of our project backlog and the associated revenues and profits that we actually earn. Projects awarded to us may remain included in our backlog for extended periods of time as customers experience delays in project schedules. Should any unexpected delay, suspension or termination of the work under such contracts occur, our results of operations may be materially and adversely affected. For example, in March 2018, GPS entered into an EPC services contract to build a 475 MW natural gas-fired power plant that was added to project backlog. However, due to customer delays, contract activities have not yet started. We cannot guarantee that future revenues projected by us based on our project backlog at January 31, 2019 or forecasted project awards will be realized or will result in profitable operating results.

If financing for new energy plants is unavailable or too expensive, construction of such plants may not occur.

Historically, natural gas-fired power plants have been constructed typically by large utility companies. However, to a large extent, the construction of new energy plants is conducted by independent power producers including private equity groups. This type of project owner may be challenged in obtaining financing necessary to complete the project. Should debt financing for the construction of new energy facilities not be available or become cost prohibitive, equity investors may not be able to invest in such projects, thereby adversely affecting the likelihood that we will obtain contracts to construct such plants. Since December 2016, the Federal Reserve has increased the target federal funds rate eight times totaling 2.00% to a current range between 2.25% and 2.50%, though it is not expected to have further raises during 2019. Increased rates indicate that the Federal Reserve wants to slow the pace of economic growth by increasing the cost of borrowing. Increased borrowing costs could reduce the rate of return on a planned power plant project and result in it not being built.

Unsuccessful efforts to develop energy plant projects could result in write-offs and the loss of future business.

The development of a power plant construction project is expensive with a total cost that could approximate or exceed $10 million. The commercial developers of power projects may form single purpose entities, such as limited liability companies, limited partnerships or joint ventures, to perform the development activities, which are often funded by outside sources. We periodically see business opportunities where we consider providing financial support to the ownership of a new project, at least during the development phase, in order to improve the probability of an EPC contract being awarded to us.

Working with unaffiliated power project development firms, we have been successful by lending funds to single purpose entities formed to develop a natural gas-fired power plant. Each involvement resulted in repayment of the loans to us and, more critically, the award to us of the EPC contacts for the construction of the corresponding plant. In addition, the completed developments resulted in the payment to us of success fees.

At present, we are providing support to the development efforts for certain new gas-fired power plant projects including funding provided under development loans. There can be no assurances that we will benefit from the successful development of these projects or others that may arise in the future. The failure of owners to complete the development of power plants in the future would result in the loss of future potential construction business and could result in write-off adjustments related to the balance of any project development costs or amounts lent to potential project owners. Further, our failure to obtain the opportunity to support future power plant development projects and the potential to build the associated power plants could be detrimental to a growing and profitable power industry services business. During Fiscal 2018 and Fiscal 2017, we recorded minor provisions for uncollectible accounts, which related primarily to outstanding loans made by us to energy project owners as the likelihood of the projects successfully being developed diminished significantly. Larger adjustments related to future developmental projects could have a material adverse impact on our operating results for a future reporting period.

Future bonding requirements may adversely affect our ability to compete for new energy plant construction projects.

Our construction contracts frequently require that we obtain payment and performance bonds from surety companies on behalf of project owners as a condition to the award of such contracts. Historically, we have had a strong bonding capacity. However, under standard terms in the surety market, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds. Not all of our projects require bonding. As of January 31, 2019, the estimated cost of future work covered by outstanding performance bonds was not significant due to the low level of construction activity at that date. However, as of January 31, 2019, there were bonds outstanding in the aggregate amount of approximately $147 million covering other risks including our warranty obligation related to four EPC services projects completed by GPS during Fiscal 2019.

Market conditions, changes in our performance or financial position, changes in our surety’s assessment of its own operating and financial risk or larger future projects could cause our surety company to decline to issue, or substantially reduce the amount of bonds for our work and could increase our bonding costs. These actions can be taken on short notice. If our surety company were to limit or eliminate our access to new bonds, our alternatives would include seeking bonding capacity from other surety companies, joint venturing with other construction firms, increasing business with clients that do not require bonds and posting other forms of collateral for project performance, such as letters of credit, or cash. We may be unable to make alternative arrangements in a timely manner, on acceptable terms, or at all. Accordingly, if we were to experience an interruption, reduction or other alteration in the availability of bonding capacity, we may be unable to compete for or work on certain projects.

Risks Related to Our Market

Soft demand for electrical power may cause deterioration in our financial outlook.

For the first time in 12 years, the total annual amount of electricity generated by utility-scale facilities in the US surpassed the total amount generated in the peak power generation year of 2007. For calendar year 2018, the total amount of electricity generation was approximately 100.5% of the level for 2007. Prior to 2018, total electric power generation from all sources had decreased over three years. Power demand gains related to economic growth and population increases have been offset by the effects of private electricity generation and energy efficient devices. The recently published government reference-case outlook forecasts an annual increase in power generation for 2019 and average increases of less than 1% per year through 2050. Further softening of future demand growth for electrical power in the US could result in the delay, curtailment or cancellation of future gas-fired power plant projects, thus decreasing the overall demand for our EPC services and adversely impacting the financial outlook for our power industry services business.

Reductions in the power businesses of turbine manufacturers may signal a decline in our market.

Two of the world’s leading natural gas turbine manufacturers are General Electric Company (“GE”) and Siemens AG (“Siemens”). A little over one year ago, GE announced that it was reducing the workforce of its power unit by 18%, citing its misjudgment of the market as volumes dropped in the coal and gas-fired power sectors. Siemens also has cut employment in its power, gas and drives business and recently reported a quarterly profit reduction, blaming the decline on weak demand in its power and gas division. Further, it claimed that the declining market for fossil power generation is not a temporary slump.

In reaction to the business declines, the turbine manufacturers may employ more aggressive business development strategies, such as offering turnkey solutions to power project owners, particularly in overseas markets, that may adversely affect the number of new power plant construction opportunities for us. More significantly, if the declines of the power businesses of the these leading gas turbine manufacturers do not reverse, the reductions may be clear indications that the past pace of the construction of new gas-fired power plants has slowed for an indefinite length of time with unfavorable potential future effects on our business. Should the number of new gas-fired power plants scheduled for construction in the future decline, our business would likely suffer reductions in revenues, profits and cash flows.

Intense global competition for engineering, procurement and construction contracts could reduce our market share.

The competitive landscape in the EPC services market for natural gas-fired power plants changed significantly during Fiscal 2019. Several significant competitors announced that they are exiting the market for a variety of reasons. However, the competitive market remains dynamic, and competitors include, among others, Kiewit Corporation, Bechtel Corporation, McDermott International, Inc. and Black & Veatch Corporation. These and other competitors are multi-billion dollar companies with thousands of employees. Competing effectively in our market requires substantial financial resources, the availability of skilled personnel and equipment when needed and the effective use of technology. Competition also places downward pressure on our contract prices and profit margins and may force us to accept contractual terms and conditions that are not normal or customary, thereby increasing the risk that we may have losses on such contracts. Intense competition is expected to continue in our market, presenting us with significant challenges to our achieving strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and replace completed projects with new projects with desirable margins, we could lose market share to our competitors and experience an overall reduction in future revenues and profits.

The decline in electricity capacity market prices may discourage future investment in new gas-fired power plant development.

Regional electricity transmission organizations in the US (i.e., PJM, NYISO, ISO-NE, etc.) and the National Grid in the UK conduct auctions in order to guarantee that sufficient electrical power generation capacity will be available to satisfy forecasted demands for power. These auctions are typically held annually covering the capacity needs predicted for three years in the future. The results for PJM’s most recent Capacity Auction (May 2018) included a general clearing price that increased by more than 82% from the corresponding price in the previous year, but was still 15% below the price three years ago. With the exception of the most recent auction, decreased capacity pricing reflects increased participation by new generation capacity resources mostly represented by new or updated gas-fired power plants. Preliminary results for the UK’s most recent capacity auction were published in March 2018; the final clearing capacity price was less than 50% of the price for the previous year. In addition, the electricity generation units clearing the auction did not include any new gas-fired power plants. If future capacity auction clearing prices were to resume their fall in the US and future auction results in the UK remain unfavorable, power plant developers in these countries may be discouraged from commencing the development and construction of new power plants which would adversely impact our business.

Capacity payments to power plant owners in the UK may be suspended indefinitely which could delay APC’s completion of a major project and limit future investment in new gas-fired power plant development.

Capacity payments are made to certain power plant owners in order to assure the availability of power in the event that unexpected spikes in the demand for electricity occur. These payments represent an important revenue stream for these power plants that provide grid reliability; otherwise, the plants may not be built. However, on November 15, 2018, the General Court of the Court of Justice of the European Union (“ECJ”) ruled in favor of Tempus Energy and against the European Commission, annulling the Commission’s decision not to raise objections to the structure of the capacity market operating in the UK.  The UK’s Department for Business, Energy & Industrial Strategy (“BEIS”) was forced to suspend capacity payments to power plant owners as the ECJ judgement ended the legality of granting state aid through the capacity market. In addition, the next capacity auction in the UK was cancelled. Lending urgency to this matter is that the UK has stated its desire to close all coal-fired power plants by 2025.

BEIS is attempting to reobtain state aid approval but the successful completion of this effort could take up to a year or more. This ruling directly impacts the planning and development of new power plants in the UK which will likely result in fewer future construction opportunities for APC until this matter is resolved. In addition, APC’s active InterGen Spalding OCGT Expansion Project is scheduled to be a recipient of capacity payments once it becomes operational. Construction has continued as scheduled, but there is a remote risk that the project owner may halt construction activity in the future before the power plant is completed. APC’s other major project, the TeesREP Biomass Power Station, is not impacted by this ruling.

If the pace of future shutdown of existing coal-fired power plants slows or future policy changes encourage nuclear power-plant operations, the demand for our construction services could decline.

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down and the enthusiasm for nuclear-powered electricity generation has waned in the US. From 2007 to 2016, 524 coal units representing 55.7 gigawatts of electricity generating capacity were retired. In 2017, 27 coal-fired power plants totaling 22 gigawatts were identified for early closure or conversion. Announcements of the closure of additional significant coal-fired power plants were made in 2018, as the demand for coal as a power source has been adversely affected primarily by the inexpensive supply of natural gas. In addition, almost 5 gigawatts of nuclear capacity has been retired over the last six years. The future of nuclear power plant construction was further clouded with the bankruptcy of Westinghouse, one of the few major nuclear providers of fuel, services, technology, plant design and equipment. In 2017, this event lead to the abandonment of the partially completed reactors at the V.C. Summer nuclear power generation plant in South Carolina as the project owners announced a reluctance to saddle customers with increasing costs. Just one nuclear power plant in the US is under construction today (the Vogtle plant units 3 and 4). The pace of these changes has been energized by environmental activism, environmental regulations targeting coal-fired power plants and public fear of nuclear power plants.

However, the policies and actions of the federal government may present risks to our power industry services business. In August 2018, the administration of President Trump moved to formally replace the Clean Power Plan, an environmental regulation intended by the prior administration to be the single-most important step America has ever taken to fight climate change. The new proposal, called the Affordable Clean Energy Rule, would be more favorable to the coal industry by allowing individual states greater authority to make their own plans for regulating greenhouse gas emissions from coal-fired power plants. The administration may continue to reduce or eliminate environmental rules and regulations aimed at curbing greenhouse gas emissions and may support coal and nuclear-fired power plants for the sake of grid resilience. Recently, a bipartisan group of US Senators introduced a wide-ranging bill which seeks to define and establish the role that advanced nuclear reactors will have in our nation’s future power mix. Should the federal government weaken or eliminate anti-pollution regulations or adopt policies that advance support for the operation of nuclear power plants, power plant operators may slow the rate of coal-fired and nuclear-powered electricity generation plant shutdowns, thereby reducing the number of future gas-fired power plant construction opportunities for us in the future.

Our revenues and profitability may be adversely affected by a reduced level of activity in the hydrocarbon industry.

Changes in oil or natural gas prices or activities in the hydrocarbon industry could adversely affect the demand for our services. The availability of natural gas in great supply has caused, in part, low prices for natural gas in the US. Future predictions of power generation are based in large part on the belief that natural gas supplies will remain plentiful resulting in a relatively stable and low price for natural gas in the foreseeable future. However, future natural gas prices that are too low may result in cutbacks in exploration, extraction and production activities which may lead to reductions in future supplies of natural gas and increased prices. On the other hand, a meaningful rise in natural gas prices, which increase could be caused by the significant exporting of liquefied natural gas, may adversely impact the favorable economic factors for project owners as they consider the construction of natural gas-fired power plants in the future. Any reduction in the number of future power plant project construction or improvement opportunities could adversely affect our power industry service business.

The continuous rise in renewables could reduce the number of future gas-fired power plant projects.

For the last three years, electricity generation in the US provided by utility-scale wind and solar photovoltaic facilities has increased. Together, such power facilities generated approximately 6.5%, 7.6% and 8.2% of the total amount of electricity generated by utility-scale power facilities in 2016, 2017 and 2018, respectively. In the reference case of the most recent government energy forecast, which was published in January 2019, electricity from all renewable power sources is expected to increase by more than 130% by 2050, with wind and solar generation leading the increase. Impetus for this growth has been provided by various factors including laws and regulations that discourage new fossil-fuel burning power plants, environmental activism, income tax advantages that promote the growth of wind and solar power and the decline in the amount of renewable power plant component and power storage costs.

Should the pace of development for renewable energy facilities, including wind and solar power plants, accelerate at faster rates than forecast, the number of future natural gas-fired construction project opportunities for us may fall. Even though we have successfully built utility-scale wind and solar farms in the past, the performance of such projects has not been a core business focus for us and such a trend could have adverse effects on our future revenues, profits and cash flows.

Uncertain economic and political conditions may increase the difficulty of forecasting future domestic business levels.

Certain regulatory and political conditions in the US may make it more difficult for our customers, our subcontractors and suppliers and us to predict accurately future business levels and to plan future business activities. For example, changes to policies have resulted in uncertainty regarding the future of global trade due to actual and threatened trade restrictions in the US as well as possible retaliatory trade measures that may be implemented by other countries. The availability of construction and manufacturing materials, such as steel, aluminum and lumber, at predictable and reasonable prices when we need them is crucial to the ability of GPS and TRC to complete projects profitably, particularly those performed under fixed-price contract basis. We cannot predict the outcome of these changing trade policies or other unanticipated regulatory or political conditions or their ultimate effects on our ability to manage our businesses profitably.

Unexpected and adverse changes in the foreign countries in which we operate could result in project disruptions, increased cost and potential losses.

Our business is also subject to international economic and political conditions that change for reasons which are beyond our control. Such changes may have unfavorable consequences for us. As of January 31, 2019, approximately 41% of our remaining unsatisfied performance obligations (“RUPO”) related to projects located outside the US which indicates that a meaningful portion of our consolidated revenues for Fiscal 2020 and perhaps beyond may be provided by international projects. Operating in the international marketplace, which for us exists primarily in the Republic of Ireland and the UK, may expose us to a number of risks including:

•            abrupt changes in domestic and/or foreign government policies, laws, treaties (including those impacting trade), regulations or leadership;

•            embargoes or other trade restrictions, including sanctions;

•            restrictions on currency movement;

•            tax or tariff increases;

•            currency exchange rate fluctuations;

•            changes in labor conditions and difficulties in staffing and managing international operations; and

•            other social, political and economic instability.

The ultimate impacts of the UK’s decision to exit from the European Economic Union (“Brexit”) are likely unknown. Concerns at the time about the potential effects of Brexit caused us, in part, to assess the goodwill of APC for impairment during Fiscal 2017 and record a loss.

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

The viability of the gas-fired power plants that we build is based substantially on the availability of inexpensive natural gas supplies provided through the use of hydraulic fracturing (“fracking”) combined with horizontal drilling techniques. Certain technological advancements led to the widespread use of fracking and horizontal drilling in recent years enabling drillers to reach natural gas and oil deposits previously trapped within shale rock formations deep under the earth’s surface. The new supplies are transforming the oil and gas industry in the US. In particular, the new supplies of natural gas have lowered the price of natural gas in the US and reduced its volatility, making the operation of natural gas-fired power plants more economically appealing. However, the process of fracking uses large volumes of highly pressurized water to break-up the shale rock formations and to free the trapped natural gas and oil. This process is controversial due to concerns about the disposal of the waste water, the possible contamination of nearby water supplies and the risk of potential seismic events.

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

Growing concerns about climate change caused by greenhouse gas emissions may result in the imposition of additional environmental regulations on the operators of fossil-fuel burning power plants. Legislation, international protocols or new regulations and other restrictions on emissions promulgated by government agencies could affect those entities, including our customers in some cases, who are involved in the exploration, production or refining of fossil fuels or emit greenhouse gases through the combustion of fossil fuels. Concerns about global warming, climate change and other conditions provided motivation for the recent release of the Green New Deal Resolution by progressive members of the US Congress which is supported by numerous environmental groups. The resolution pushes for transitioning the US to use 100% renewable, zero-emission energy sources and implementing the “social cost of carbon” within 10 years.

We cannot predict when or whether any of these various proposals may be enacted or what their effect will be on or customers or on us. Such policy changes could increase the costs of natural gas-fired power plant projects for our customers or decrease the cost of competing renewable power projects through subsidies or other means, thereby, in some cases, ruining the economic or regulatory viability of a future gas-fired power plant development project. The impact could be a reduction of the need for our services, which would in turn have a material adverse impact on our business, financial condition, and results of operations.

The inability of power project developers to receive or to avoid delay in receiving the applicable regulatory approvals relating to new power plants may result in lost or postponed revenues for us.

The commencement and/or execution of many of the projects performed by our power industry services reporting segment are subject to numerous regulatory permitting processes. Applications for the variety of clean air, water purity and construction permits may be opposed by individuals or environmental groups, resulting in delays and possible denial of the permits. There are no assurances that our project-owner customers will obtain the necessary permits for these projects, or that the necessary permits will be obtained in order to allow construction work to proceed as scheduled. Failure to commence or complete construction work as anticipated could have material adverse impacts on our future revenues, profits and cash flows.

The viability of new natural gas-fired power plants depend on the availability of nearby sources of natural gas for fuel which may require the construction of new pipelines for the delivery of gas to a power plant location. A planned plant may also depend on the erection of transmission lines for the delivery of the newly generated electricity to the grid. Concerns about climate change have also resulted in increased environmental activism that represents opposition to the regulatory approval of any fossil-fuel energy project. During 2017 and 2018, we saw approval delays and public opposition to new oil and gas pipelines develop as hurdles for the developers of gas-fired power plants and other fossil fuel facilities. The slowdown in permitting processes is due, at least in part, to the increase in environmental activism that has garnered media attention and public skepticism about new projects. In particular, pipeline projects are delayed by onsite protest demonstrations, indecision by local officials and lawsuits. Approval difficulties may jeopardize projects that are needed to bring supplies of natural gas to proposed gas-fired power plant sites or electricity to the grid thereby increasing the risk of gas-fired power plant delays or cancellations.

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

Currently, our two large construction contracts in the UK and, in the past, several EPC service contracts in the US resulted in the hiring of employees represented by labor unions. We do make sincere efforts to maintain favorable relationships and conduct good-faith negotiations with union officials. However, there can be no assurances that such efforts will eliminate the possibilities of unfavorable situations in the future. A lengthy strike or the occurrence of other work stoppages or slowdowns at any of our current or future construction project sites could have an adverse effect on us, resulting in cost overruns and schedule delays that could be significant. In addition, it is possible that labor incidents result in negative publicity for us thereby damaging our business reputation and perhaps harming our prospects for the receipt of future construction contract awards in certain locales.

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

•               inadequate project execution tools for recording, tracking, forecasting and controlling future costs and schedules;

•               unforeseen increases in the costs of labor, warranties, raw materials, components, equipment or our failure or inability to obtain resources when needed;

•               reliance on historical cost and/or execution data that is not representative of current conditions;

•               delays or productivity issues caused by weather conditions, or other forces majeure;

•               incorrect assumptions related to labor productivity, scheduling estimates or future economic conditions, including the impacts of inflation on fixed-price contracts; and

•               modifications to projects that create unanticipated costs or delays.

These risks tend to be exacerbated for longer-term contracts because there is increased risk that the circumstances under which we based our original cost estimates or project schedules will change with a resulting increase in costs or delays in achieving scheduled milestones. In such events, our financial condition and results of operations could be negatively impacted. We try to mitigate these risks by reflecting in our overall cost estimates the reasonable possibility that a number of different and potentially unfavorable outcomes might occur. If certain risk scenarios transpire and a cost overrun occurs on a project, it is possible that our overall cost estimate can absorb the cost overrun. There are no assurances that our estimates will be sufficient. If not, our misjudgments may lead to decreased profits or losses. In some cases, as certain risk scenarios are eliminated or our concerns regarding certain potential cost and/or schedule issues diminish, we may estimate that the likelihood of an unforeseen cost overrun has reduced and, accordingly, we may increase the estimated gross margin on the project by decreasing the remaining overall cost estimate.

If we guarantee the timely completion or the performance of a project, we could incur additional costs to fulfill such obligations.

In many of our fixed price long-term contracts, we guarantee that we will complete a project by a scheduled date. We sometimes provide that the project, when completed, will also achieve certain performance standards. Subsequently, we may fail to complete the project on time or equipment that we install may not meet guaranteed performance standards. In those cases, we may be held responsible for costs incurred by the customer resulting from any delay or any modification to the plant made in order to achieve the performance standards, generally in the form of contractually agreed-upon liquidated damages or obligations to re-perform substandard work. If we are required to pay such costs, the total costs of the project would likely exceed our original estimate, and we could experience reduced profits or a loss related to the applicable project.

We may be involved in litigation, liability claims and contract disputes which could reduce our profits and cash flows.

We engage in engineering and construction activities for large and complex energy plant facilities where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in project owners, subcontractors and vendors occasionally presenting claims against us for recovery of costs that they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. In other cases, project owners may withhold retention and/or contract payments, for which they believe they do not contractually owe us or based on their interpretation of the contract, or even terminate the contract. We have been, are, and may be in the future, named as a defendant in legal proceedings where parties may make a claim for damages or other remedies with respect to our projects or other matters (see Legal Proceedings in Item 3 below). These claims generally arise in the normal course of our business. In addition, from time to time, we and/or certain of our current or former directors, officers or employees may be named as parties to other types of lawsuits.

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

Our failure to recover adequately on claims against project owners could have a material effect on our financial results.

In the future, we may bring claims against project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. For example, in January 2019, we filed a lawsuit against a project owner for breach of contract and failure to remedy various conditions which have negatively effected the schedule and costs associated with the construction of a gas-fired power plant. These types of claims occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional costs. At times, these claims can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these claims will be fully resolved. When these types of events occur and unresolved claims are pending, we have used existing liquidity to cover cost overruns pending the resolution of the relevant claims. A failure to promptly recover on these types of claims could have a negative impact on our liquidity and profitability in the future.

The shortage of skilled craft labor may negatively impact our ability to execute on our long-term construction contracts.

Increased infrastructure spending and general economic expansion has increased the demand for employees with the types of skills we desire. There is a risk that our construction project schedules become unachievable or that labor expenses will increase unexpectedly as a result of a shortage in the supply of skilled personnel available to us. Labor shortages, productivity decreases or increased labor costs could impair our ability to maintain our business or grow our revenues. The inability to hire and retain qualified skilled employees in the future, including workers in the construction crafts, could negatively impact our ability to complete our long-term construction contracts successfully.

Our dependence upon third parties to complete many of our contracts may adversely affect our performance under current and future construction contracts.

Certain of the work performed under our energy plant construction contracts is actually performed by third-party subcontractors we hire. We also rely on third-party manufacturers or suppliers to provide much of the equipment and most of the materials (such as copper, concrete and steel) needed to complete our construction projects. If we are unable to hire qualified subcontractors or find qualified equipment manufacturers or suppliers, our ability to successfully complete a project could be adversely impacted. If the price we are required to pay for subcontractors or equipment and supplies exceeds the corresponding amount that we have estimated, we may suffer a loss on the contract. If a supplier, manufacturer or subcontractor fails to provide supplies, equipment or services as required under a negotiated contract for any reason, we may be required to self-perform unexpected work or obtain these supplies, equipment or services on an expedited basis or at a higher price than anticipated from a substitute source, which could impact contract profitability in an adverse manner. Unresolved disputes with a subcontractor or supplier regarding the scope of work or performance may escalate, resulting in arbitration proceedings or legal actions (see Legal Proceedings in Item 3 below). Unfavorable outcomes of such disputes may also impact contract profitability in an adverse manner. In addition, if a subcontractor fails to pay its subcontractors, suppliers or employees, liens may be placed on our project requiring us to incur the costs of reimbursing such parties in order to have the liens removed or to commence litigation.

If we are unable to collect amounts billed to project owners as scheduled, our cash flows may be adversely affected.

Many of our contracts require us to satisfy specified design, engineering, procurement or construction milestones in order to receive payment for work completed or equipment or supplies procured prior to achievement of the applicable contract milestone. As a result, under these types of arrangements, we may incur significant costs or perform significant amounts of services prior to receipt of payment. If the project owner determines not to proceed with the completion of the project, terminates the contract, delays in making payment of billed amounts or defaults on its payment obligations, we may face delays or other difficulties in collecting payment of amounts due to us for the costs previously incurred or for the amounts previously expended to purchase equipment or supplies. The lawsuit that we filed in January 2019 as discussed above, among other recoveries, seeks to compel a project owner to make payments to us for overdue outstanding invoices that were billed in accordance with the corresponding EPC contract. Such problems may impact the planned cash flows of affected projects and result in unanticipated reductions in the amounts of future cash flows from operations.

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

As discussed in Note 7 to the accompanying consolidated financial statements, circumstances have caused us to record impairment losses related to the goodwill of TRC in the amounts of $1.5 million and $0.6 million during Fiscal 2019 and Fiscal 2018, respectively, and the goodwill of APC in the amount of $2.0 million during Fiscal 2017. The failure of either TRC or APC to achieve sustained profitable operating results could adversely affect our future consolidated operating results, including gross profits, gross profit percentages and cash flows from operations.

If one of our acquired companies suffers performance problems, our company reputation could be materially and adversely affected. Future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interests, the issuance of sizable amounts of debt and the incurrence of contingent liabilities. In summary, integrating acquired companies involves a number of special risks. Our failure to overcome such risks could materially and adversely affect our business, financial condition and future results of operations. Further, we may conclude that the divestiture of a troubled business will satisfy the best interests of our stockholders. Any divesting transaction could result in a material loss for us.

We rely on information systems to conduct our business, and failure to protect these systems against security breaches could adversely affect our business and results of operations. If these systems fail or become unavailable for any significant period of time, our business could be harmed.

Our computer systems face the threat of unauthorized access, computer hackers, viruses, malicious code, cyber-attacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our customers and other business partners. A party who circumvents our security measures, or those of our clients, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems.

Various privacy and security laws in the US and abroad, including the General Data Protection Regulation (“GDPR”) in the European Union (the “EU”), require us to protect sensitive and confidential information and data from disclosure and we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information and data (whether it be ours or a third party’s information entrusted to us) from disclosure. We believe that we have deployed industry-accepted security measures and technology to securely maintain confidential and proprietary information retained on our information systems, including compliance with GDPR, specifically at APC. However, these measures and technology may not adequately prevent unanticipated security breaches. There can be no assurance that our efforts will prevent these threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats.

We do believe that our business represents a low value target for cyber-terrorists as we are not a company in the high technology space and we do not maintain large files of sensitive or confidential personal information. However, we do maintain a cyber security insurance policy to help protect ourselves from various types of losses relating to cyber breaches. We are fortunate to report that we are unaware of any meaningful security breaches at any of our business locations.

Nonetheless, the efficient operation of our business is dependent on computer hardware and software systems. We are heavily reliant on computer, information and communications technology and related systems, some of which are hosted by third party providers, in order to operate effectively. We may experience system availability disruptions that may or may not occur as the result of planned procedures. Unplanned interruptions may include natural disasters, power loss, telecommunications failures, acts of terrorism, computer viruses, physical or electronic break-ins and similar cyber security intrusions as discussed above. Any of these or other events could delay or prevent necessary operations (including the processing of transactions and the reporting of financial results). While we believe that our reasonable safeguards will protect us from serious disruptions in the availability of our information technology assets, these safeguards may not be sufficient. We may also be required to expend significant resources to protect against or alleviate damage caused by systems interruptions and delays. We do evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor-supported products, to improve the efficiency of our systems and for other business reasons. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. The unavailability of the information systems or the failure of the systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business to suffer.

Any significant interruption or failure of our information systems or any significant breach of information security could damage our reputation, result in litigation and regulatory fines and penalties, or have other material adverse effects on our business, financial condition, results of operations or cash flows.

Changes in our effective tax rate and tax positions may vary.

We are subject to income taxes in the US and several foreign jurisdictions and significant judgment is required in order to determine our worldwide provision for income taxes for each quarterly and annual reporting period. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Our tax estimates and tax positions could be materially affected by many factors including the final outcome of tax audits and related litigation, the introduction of new tax accounting standards, legislation, regulations and related interpretations, our global mix of earnings, the realization of deferred tax assets, changes in uncertain tax positions and changes in our tax strategies.

We are periodically audited by income tax authorities. Currently, the Internal Revenue Service (the “IRS”) is conducting an examination of our federal consolidated tax return for Fiscal 2016. As a result of conclusions reached by the IRS examiner, we recorded an additional federal income tax benefit of $1.7 million in Fiscal 2019 related to the pre-acquisition net operating losses of an acquired company that are available for utilization for years through January 31, 2021. The IRS has represented to us that no other adjustment items were noted during the examination. Amended income tax returns for Fiscal 2016 were filed in January 2019 to reflect the amount of the increased benefit available to us due to the research and development credit for the year. With the filing of the amended federal tax return for Fiscal 2016, the statute of limitations was automatically extended and allows for the current examination to encompass the research and development credit.

A change in tax laws, treaties or regulations, or their interpretation, in any country in which we operate could result in a higher tax rate on our pre-tax earnings. The results of current or future income tax return audits could result in unfavorable adjustments to the amounts of income taxes previously recorded and/or paid. Any such future event or determination related to income taxes could have a material impact on our net earnings and cash flows from operations.

During Fiscal 2019, we completed a detailed review of the activities of our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits that may be available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in our operating results for any prior year reporting period. We recorded an aggregate income tax benefit in the amount of $16.6 million related to the research and development credits during Fiscal 2019 which represented a favorable effect on dilutive earnings per share of $1.06 for the year.

We evaluated our income tax positions using the more-likely-than-not threshold in order to determine the amount of benefit to be recognized. We do not anticipate any significant changes to the income tax benefit recorded; however, the IRS is conducting an examination, as noted above, and, if previously recognized tax positions no longer meet the more-likely-than-not threshold, the related benefit amounts will be derecognized in the first subsequent financial reporting period in which that threshold is no longer met, which could materially and adversely affect our financial condition and results.

Foreign currency risks could have an adverse impact on our revenues, earnings, net assets and backlog.

Certain of the contracts of APC subject us to foreign currency risk, particularly when project revenues are denominated in a currency different than the contract costs. In addition, our cash balances, though predominately held in US dollars, may consist of different currencies at various points in time in order to execute our projects globally and meet transactional requirements. In the future, we may attempt to minimize our exposure to foreign currency risk by obtaining contract provisions that protect us from foreign currency fluctuations and/or by using derivatives as hedging instruments. However, these actions may not always eliminate all foreign currency risk and, as a result, our profitability on certain projects could be adversely affected.

Revenues, costs and earnings of foreign subsidiaries with functional currencies other than the US dollar are translated into dollars for consolidated reporting purposes. Our monetary assets and liabilities denominated in foreign currencies are subject to currency fluctuations when measured period to period for financial reporting purposes. In addition, the US dollar value of APC’s project backlog may from time to time increase or decrease due to foreign currency volatility. The future amounts of revenues and earnings of foreign subsidiaries could be affected by foreign currency volatility. If the dollar depreciates against a foreign subsidiary’s non-US dollar functional currency, we will report greater consolidated revenues, earnings, net assets and backlog amounts in dollars than we would if the dollar appreciates against the same foreign currency or if there is no change in the exchange rate. During Fiscal 2019, the US dollar appreciated against the Euro, which is the functional currency of APC. There can be no assurance that the dollar will not appreciate against the Euro to a greater extent in future reporting periods which would reduce the amounts of APC’s revenues, earnings and net assets included in our consolidated financial statements, and the reported amount of our project backlog.

In addition, given the uncertainty and unknown impacts, Brexit adversely impacted global markets, including currencies, and resulted in the weakening of the British pound against other currencies. A weaker British pound compared to the US dollar during a reporting period causes local currency results of our UK contracts, denominated in the British pound, to be translated into fewer dollars. Volatility in exchange rates may continue as the UK negotiates its exit from the EU. In the longer term, any impact from Brexit on our international operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations and could adversely affect our results of operations.

We could be adversely affected by violations of the Foreign Corrupt Practices Act and similar anti-bribery laws.

The US Foreign Corrupt Practices Act, the UK Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to officials or others for the purpose of obtaining or retaining business. Our policies mandate compliance with these anti-bribery laws. We may operate in parts of the world that have experienced corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. We train our personnel concerning anti-bribery laws and issues, and we also inform our partners, subcontractors, suppliers and others who work for us or on our behalf that they must comply with anti-bribery law requirements. We also have procedures and controls in place to monitor compliance.

We cannot assure that our internal controls and procedures always will protect us from the possible reckless or criminal acts committed by our employees or others. If we are found to be liable for anti-bribery law violations (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others including our partners, subcontractors or suppliers), we could suffer from criminal or civil penalties or other sanctions, including contract cancellations or debarment, and loss of reputation, any of which could have a material adverse effect on our business. Litigation or investigations relating to alleged or suspected violations of anti-bribery laws, even if such litigation or investigations demonstrate ultimately that we did not violate anti-bribery laws, could be costly and could divert management’s attention away from other aspects of our business.

Our continued success requires us to retain and hire talented personnel.

Our future success is substantially dependent on the continued service and performance of the members of our current executive team and the senior management members of our businesses, including William F. Griffin, the chief executive officer and co-founder of GPS, and John Roberts, the chief executive officer and founder of TRC. We cannot be certain that any such individual will continue in such capacity or continue to perform at a high level for any particular period of time. Our ability to operate productively and profitably, particularly in the power industry, may be limited by the loss of key personnel or our inability to attract, employ, retain and train skilled personnel necessary to meet our future requirements. We cannot be certain that we will be able to maintain experienced management teams and adequately skilled groups of employees necessary to execute our long-term construction contracts successfully and to support our future growth strategy. The loss of key personnel, or the inability to hire and retain qualified employees in the future, could negatively impact our ability to manage our business.

Risks Related to an Investment in Our Securities

Our acquisition strategy may result in dilution to our stockholders.

We may make future acquisitions of other businesses that require the use of cash and issuances of common stock. To the extent that we intend to use cash for any acquisition, we may be required to raise additional equity and/or obtain debt financing. Equity financing may result in dilution for our then current stockholders. Stock issuances and financing, if obtained, may not be on terms favorable to us and could result in substantial dilution to our stockholders at the time(s) of these transactions.

Future stock option exercises may dilute the ownership of the Company’s current stockholders.

The average of the monthly closing prices for our common stock for the year ended January 31, 2019 was $40.82 per share. During the year ended January 31, 2019, the exercise of stock options by our employees and directors resulted in the issuance of 6,150 shares of our common stock at a weighted average purchase price of $17.19 per share. As of January 31, 2019, there were outstanding options to purchase 1,140,000 shares of our common stock at a weighted average purchase price of $44.01 per share, including 426,500 shares related to in-the-money stock options exercisable at a weighted average price of $29.33 per share. Future exercises of options to purchase shares of common stock at prices below prevailing market prices for such stock may result in ownership dilution for current stockholders.

Our officers, directors and certain unaffiliated stockholders have substantial control over the Company.

As of January 31, 2019, our executive officers and directors as a group owned approximately 8.1% of our voting shares including an aggregate of 543,998 shares of common stock that may be purchased upon the exercise of stock options held by our executive officers and directors (and deemed exercisable at January 31, 2019), a total of 327,411 shares of common stock beneficially owned by Rainer H. Bosselmann (our chairman of the board and chief executive officer) and a total of 286,150 shares beneficially owned by William F. Griffin, (a co-founder and the current chief executive officer of GPS and member of our board of directors). An additional 1.8% of the outstanding shares are controlled by Allen & Company entities (“Allen”). One of our independent directors is an officer of Allen. In addition, four other stockholders owned approximately 28.1% of our shares in total as of December 31, 2018. These groups of stockholders may have significant influence over corporate actions such as the election of directors, amendments to our certificate of incorporation, the consummation of any merger, the sale of all or substantially all of our assets or other actions requiring stockholder approval.

We may not pay cash dividends in the future.

Our board of directors evaluates our ongoing operational and financial performance in order to determine what role strategically aligned dividends should play in creating shareholder value. Due primarily to the continued strong performance of GPS and the associated cash flows, we paid four regular quarterly dividends of $0.25 per share for a total of $1.00 per share during Fiscal 2019, a regular dividend of $1.00 per share during Fiscal 2018, regular and special cash dividends of $0.70 and $0.30 per share, respectively, for a total of $1.00 per share during Fiscal 2017, a regular cash dividend in the amount of $0.70 per share during Fiscal 2016, and we paid special cash dividends during earlier years. However, there can be no assurance that the evaluations of our board of directors will result in the payment of cash dividends in the future.

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

Provisions of our certificate of incorporation and Delaware law could delay, prevent, or make more difficult a merger, tender offer or proxy contest involving us. Among other things, our board of directors may issue up to 500,000 shares of our preferred stock and may determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights, of these shares. The issuance of preferred stock by us could adversely affect the rights of holders of common stock by, among other factors, establishing dividend rights, liquidation rights and voting rights that are superior to the rights of the holders of the common stock. In addition, Delaware law limits transactions between us and persons that acquire significant amounts of our stock without approval of our board of directors.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We occupy our corporate headquarters in Rockville, Maryland, under a lease that expires on May 31, 2024 covering 2,521 square feet of office space.

GPS owns and occupies a three-story office building (23,380 square feet) and the underlying land (1.75 acres), located in Glastonbury, Connecticut.

TRC leases an 18.77 acre industrial facility (79,774 square feet) in Winterville, North Carolina under a lease agreement expiring in April 30, 2020. We expect to extend the term of this lease further on commercially acceptable terms prior to its current expiration date. The facility consists of three fabrication and warehouse buildings totaling 60,356 square feet, a 9,700 square foot maintenance shop, an office building (7,793 square feet) and a 1,925 square foot modular office building. The lessor of this arrangement is the founder and current chief executive officer of TRC, John Roberts. Effective April 1, 2016, based on third party market rent valuations, rent was set at $300,000 per annum payable in equal quarterly installments. TRC is responsible for normal repairs and maintenance, property taxes, utilities and insurance. TRC also owns and occupies a one-story industrial fabrication and warehouse facility (90,000 square feet) containing approximately 5,400 square feet of office space and the underlying land (12.16 acres) in the City of Winterville, Pitt County, North Carolina.

APC owns and occupies a warehouse and ancillary offices that total 8,406 square feet in Nenagh, County Tipperary, in the Republic of Ireland. The property occupies a site of approximately 1.97 acres and includes secure yards, industrial units and modern offices. APC also leases a townhouse structure in Dun Laoghaire, which is near Dublin and serves as the headquarters office. Previously, APC occupied this space under a lease with a former APC shareholder who sold the property to certain current and former executives at APC during Fiscal 2017. Effective January 1, 2017, a lease between APC and the new owners was executed with an initial term of 7 years. Based on two third-party market rent valuations, rent was set at 50,000 Euros per annum payable in equal quarterly installments. APC also leases office space in Derby, UK, with a term that runs through August 2022 and an annual rent of approximately 38,600 British pounds sterling.

SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expires on December 31, 2019. We expect to extend the term of this lease further on commercially acceptable terms prior to its current expiration date. The SMC facility includes approximately four acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. SMC also uses a nearby fenced-in storage lot and office structure under an operating lease with a 5-year term that expires on January 31, 2023 and with options to extend for five additional 2-year terms.

We consider the Company’s owned and leased properties to be sufficient for continuation of our operations for the foreseeable future without significant excess space. Our operations in the field may require us to occupy additional facilities for project support, staging or on customer premises or job sites. Accordingly, we may rent local office space, construction offices on or near jon sites, storage yards for equipment and materials and temporary housing units; all under arrangements that are temporary or short-term in nature. These costs are expensed as incurred and are included substantially in the cost of revenues.

ITEM 3.  LEGAL PROCEEDINGS.

Included below and in Note 11 to the accompanying consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K are discussions of specific legal proceedings active at January 31, 2019 and any legal matters that were resolved during Fiscal 2019. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material adverse effect on our consolidated financial statements.

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. In addition, PPS placed liens on the property of customers in several states where work was performed by PPS and it also filed a claim in Tennessee against the bond issued on behalf of TRC relating to one significant project located there. On March 4, 2016, TRC filed responses to the claims of PPS, asserting that PPS failed to deliver a number of items required by the applicable contract between the parties, that the invoices rendered by PPS covering the disputed services would not be paid until such deliverables were supplied, and that certain sums were owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS. The amounts invoiced by PPS were accrued by TRC and the corresponding liability amounts were included in accounts payable in the consolidated balance sheet as January 31, 2018. TRC did not record an account receivable for the amounts it believes are owed to it by PPS. A mediation effort was attempted in 2016 but it was unproductive in resolving the disputes.

In December 2017, an amended complaint was filed by the plaintiff and TRC filed an amended counterclaim and the discovery process began. In July 2018, the parties agreed to a settlement of all claims made against each other with TRC agreeing to make a payment to PPS in the amount of $0.9 million. As the total of the previously accrued amounts exceeded the negotiated settlement amount, the Company recorded a gain on the settlement in the amount of $1.4 million that is included in other income for Fiscal 2019.

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

In January 2019, GPS sued Exelon West Medway II, LLC and Exelon Generation Company, LLC (collectively “Exelon”) for Exelon’s breach of contract and failure to remedy various events which negatively impacted the schedule and costs of the Exelon West Medway II Facility resulting in Exelon receiving the benefits of GPS’s work without making payment for the value. On March 7, 2019, Exelon notified us of its termination of the EPC services contract with GPS on the Exelon West Medway II Facility. At that time, the project was nearly complete and all units had reached first fire. Exelon has also asserted various claims against us and has withheld payments of billed amounts owed to us. GPS will vigorously assert its rights and claims to recover its lost value and to collect any remaining monies owed.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock trade under the symbol AGX on the NYSE stock exchange. As of April 5, 2019, we had approximately 63 stockholders of record.

During the fiscal year ended January 31, 2019, our board of directors declared and paid regular quarterly cash dividends of $0.25 per share, totaling $1.00 per share for the year.

Prior to November 2011, we did not pay cash dividends on our common stock, choosing to retain earnings in order to finance the development and expansion of our business. The confidence of the members of our board of directors in the strength of GPS resulted in the payment of special cash dividends to stockholders of $0.70 per share in November 2014, $0.75 per share in November 2013, $0.60 per share in November 2012 and $0.50 per share in November 2011. Beginning in November 2015, our board of directors declared a regular cash dividend to stockholders of $0.70 per share reflecting increased confidence and a commitment to paying dividends into the future. In October 2016, our board of directors declared regular and special cash dividends of $0.70 and $0.30 per share, respectively, for a total of $1.00 per share. In September 2017, our board of directors declared a regular cash dividend of $1.00 per share and announced its intention to maintain a regular quarterly dividend going forward.

Each year, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining the amount of the regular dividend. There can be no assurance that these evaluations will result in the payment of cash dividends in the future.

Common Stock Price Performance Graph

The graph presented below compares the percentage change in the cumulative total stockholder return on our common stock for the last five years with the S&P 500, a broad market index, and the Dow Jones US Heavy Construction TSM Index, a group index of companies where their focus is limited primarily to heavy civil construction. The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each index at January 31, 2014, and that all dividends were reinvested in additional shares of common stock. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	Years Ended January 31,
	2014	2015	2016	2017	2018	2019
Argan, Inc.	100.00	109.47	110.58	275.69	165.43	164.27
S&P 500	100.00	114.22	113.46	136.20	172.17	168.19
Dow Jones US Heavy Civil Construction TSM	100.00	70.28	65.31	93.49	102.39	80.42

Equity Compensation Plan Information

In June 2011, the stockholders approved the adoption of the 2011 Stock Plan (the “Stock Plan”) including 500,000 shares of our common stock reserved for issuance thereunder. In June 2013, the stockholders approved an amendment to the Stock Plan which increased the number of shares reserved for issuance thereunder to 1,250,000. In June 2015, the stockholders approved an amendment to the Stock Plan which increased the number of shares reserved for issuance thereunder to 2,000,000. In June 2018, the stockholders approved an amendment to the Stock Plan which increased the number of shares reserved for issuance thereunder to 2,750,000. We may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant, typically have a five to ten-year term, and typically become fully exercisable one to three years from the date of grant. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and may become exercisable as determined by our board of directors, typically in one to three years from the date of grant. Commencing in January 2018, all stock option awards have included three-year vesting schedules.

The following table sets forth certain information, as of January 31, 2019, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities Issuable under Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance (1)
Equity Compensation Plans Approved by the Stockholders (2)	1,176,000	$44.01	610,500
Equity Compensation Plans Not Approved by the Stockholders	—	—	—
Totals	1,176,000	$44.01	610,500

(1)         Represents the number of shares of common stock reserved for future awards; excludes the number of securities reflected in the first column.

(2)         Approved plans include the Company’s 2011 Stock Plan, and a predecessor plan that expired in 2011.

In April 2018 and pursuant to terms of the Stock Plan, we awarded performance-based restricted stock units to two senior executives covering up to 36,000 shares of common stock plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions depends on the total shareholder return performance of our common stock measured against the performance of a peer-group of common stocks over a three-year period.

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

	For the Years Ended January 31,
	2019	2018	2017	2016	2015
Statement of Earnings Data
Revenues	$482,153	$892,815	$675,047	$413,275	$383,110
Gross profit	82,438	149,325	146,711	99,465	83,603

Gross profit %	17.1%	16.7%	21.7%	24.1%	21.8%

Income from operations	$40,237	$106,977	$112,254	$74,405	$64,133
Net income	51,869	72,346	77,426	50,204	43,455
Net income attributable to our stockholders (1)	52,036	72,011	70,328	36,345	30,445

Earnings per share attributable to our stockholders
Basic	$3.34	$4.64	$4.67	$2.46	$2.11
Diluted	3.32	4.56	4.50	2.42	2.05
Cash dividends per share	1.00	1.00	1.00	0.70	0.70

	As of January 31,
	2019	2018 (3)	2017	2016	2015
Balance Sheet Data (2)
Total assets	$476,648	$542,669	$644,488	$409,791	$391,193
Total liabilities	82,276	184,541	351,919	187,936	216,241
Total equity	394,372	358,128	292,569	221,855	174,952

Other Data
Project backlog	$1,093,960	$379,486	$1,010,772	$1,162,569	$423,877
Number of employees	1,487	1,552	1,286	1,188	862

(1)         For the years ended January 31, 2019, 2018, 2017, 2016 and 2015, net (loss) income attributable to non-controlling interests was $(0.2) million, $0.3 million, $7.1 million, $13.9 million and $13.0 million, respectively (see Note 3 to our accompanying consolidated financial statements).

(2)         During the five-year period ended January 31, 2019, we did not have any long-term obligations or redeemable preferred stock.

(3)         Certain amounts in the consolidated balance sheet were reclassified to conform to the presentation as of January 31, 2019.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2019, and the results of their operations for Fiscal 2019, Fiscal 2018 and Fiscal 2017, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K (the “2019 Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this 2019 Annual Report that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this 2019 Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan is a holding company that conducts operations through its wholly owned subsidiaries, GPS, APC, SMC and TRC.

Through GPS and APC, which together provided 76%, 91% and 87% of consolidated revenues for Fiscal 2019, 2018 and 2017, respectively, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and consulting services to the power generation and renewable energy markets. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms. Including consolidated joint ventures and variable interest entities (“VIEs”), GPS and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern region of the US and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems, pressure vessels and heat exchangers. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

At the holding company level, we intend to make additional acquisitions of and/or investments in companies with significant potential for profitable growth. We may have more than one industrial focus. We expect that acquired companies will be held in separate subsidiaries that will be operated in a manner that best provides cash flows and value for our stockholders.

Overview

Notable accomplishments and other events for Fiscal 2019 included the following:

•                  GPS reached substantial completion for four of its power plant projects.

•                  GPS entered into three EPC services contracts to construct state-of-the-art natural gas-fired power plants, having an aggregate power output of approximately 4.0 gigawatts.

•                  Both APC and TRC achieved record amounts of revenues during Fiscal 2019.

•                  We maintained overall profitability levels as consolidated gross profit and net income attributable to our stockholders, expressed as percentages of consolidated revenues, were 17.1% and 10.8%, respectively.

•                  After a lengthy and extensive study, we recorded income tax credit benefits associated with increasing research and development activities in our financial results for Fiscal 2019 in the amount of $16.6 million.

•                  We declared and paid regular quarterly cash dividends of $0.25, for a total of $1.00 during Fiscal 2019.

•                  The adoption of the new revenue recognition accounting standard resulted in an immaterial change to our retained earnings and minimal changes to our ongoing revenue recognition.

As construction activity on four large natural gas-fired power plants wound down during the current year, our consolidated revenues for Fiscal 2019 declined to $482.2 million from $892.8 million for Fiscal 2018 when the construction activity on all of these projects were at peak or near-peak levels. However, we are encouraged by the growth in the revenues of our other operating units (TRC, APC and SMC) which more than doubled in Fiscal 2019 compared to Fiscal 2018. Our gross profit for Fiscal 2019 was $82.4 million compared with $149.3 million for Fiscal 2018, reflecting primarily the reduction in consolidated revenues between periods. However, our gross margin percentage increased to 17.1% for Fiscal 2019 from 16.7% for the prior year.

We reported in previous filings that we expected the revenues of GPS to decrease significantly in Fiscal 2019 compared to Fiscal 2018, which they did. We anticipate adding new EPC services contracts to our growing project backlog and beginning work on the new projects in the first half of the year ending January 31, 2020 (“Fiscal 2020”) as discussed below. However, it takes time for us to ramp-up meaningful revenues associated with new EPC projects due to the timing of when we receive full notices to proceed with all construction efforts and the overall project life-cycles of gas-fired power plants. Therefore, we expect to continue to report reduced consolidated revenues for the first half of Fiscal 2020 as we begin preliminary design and site preparation activities and prepare for the early stages of expected new projects. We are optimistic that we will see a resumption of year-to-year growth for the entire Company as new EPC service projects of GPS mature. Additional new EPC service project opportunities exist and, as reported in previous filings, negotiations continue with project owners for several new projects. Project backlog was approximately $1.1 billion as of January 31, 2019 compared with $0.4 billion as of January 31, 2018.

GPS and APC are completing certain projects that are confronting significant operational and contractual challenges, and our operating results for Fiscal 2019 reflect unfavorable gross profit adjustments on these jobs which are both behind the schedules originally established for these jobs. These projects may continue to impact our operating results negatively until they reach completion.

The favorable effects of research and development credits and the reduction in the corporate income tax rate in the US, which partially offset the 44.8% decrease in the amount of gross profit, were the primary reasons that we experienced a limited decrease of 27.7% in net income attributable to our stockholders for Fiscal 2019 to $52.0 million, or $3.32 per diluted share, from $72.0 million, or $4.56 per diluted share, in the prior year.

Execution on Project Backlog

The following table presents our major power plant projects as of January 31, 2019:

		Facility	FNTP (1)	Scheduled
Current Project	Location	Size	Received	Completion
Exelon West Medway II Facility	Massachusetts	200 MW	April 2017	(2)
TeesREP Biomass Power Station	Teesside (England)	299 MW	May 2017	2019
InterGen Spalding OCGT Expansion Project	Spalding (England)	298 MW	November 2017	2019
NTE Reidsville Energy Center	North Carolina	475 MW	(3)	(3)
Guernsey Power Station	Ohio	1,875 MW	(4)	2022

(1)         Full Notice-to-Proceed (“FNTP”) represents the formal notice provided by the customer instructing us to commence all of the activities covered by the corresponding contract.

(2)         Project activities were discontinued on March 7, 2019. At that time, the EPC project was nearly complete and first fire had been achieved on both of the power production units included in this gas-fired power plant (see Item 3, Legal Proceedings, included in Part I of this report for further information regarding this matter).

(3)         A FNTP has not been received and the scheduled completion date has not been established definitively as of January 31, 2019.

(4)         A limited notice to proceed with certain preliminary design and site preparation activities was issued to GPS in January 2019. We expect to receive FNTP in the spring of 2019.

The reported amount of our project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding contracts. Cancellations or reductions may occur that may reduce project backlog and our expected future revenues. Typically, we include the total value of an EPC service contract in project backlog when we receive a corresponding notice to proceed from the project owner. However, we may include the value of an EPC services contract prior to the receipt of a notice to proceed if we believe that it is probable that the project will commence within a reasonable timeframe, among other factors.

During Fiscal 2019, GPS entered into three EPC services contracts to construct state-of-the-art natural gas-fired power plants, having an aggregate power output of approximately 4.0 gigawatts. In addition to the Reidsville Energy Center and the Guernsey Power Station, which are included in the table presented above and reflected in our project backlog as of January 31, 2019, GPS has entered into an EPC services contract to construct the Chickahominy Power Station, a 1,600 MW natural gas-fired power plant, in Charles City County, Virginia. Even though we are providing financial and technical support to the project development effort through a consolidated VIE, we have not included the value of this contract in our project backlog.

In addition, GPS has been selected by project owners to provide EPC services in connection with the construction of several other power plant projects with projected start dates in Fiscal 2020. However, GPS has not completed contract negotiations nor received a full notice to proceed on any of these EPC projects, and there is always a possibility that one or more of these projects will not be built.

Over the last few years, our ability to run our business in a manner that provides consistent financial results has been unfavorably impacted by the lengthening time between the conception of a power plant project and the commencement of construction activities. We believe that the resulting delays in new business awards to GPS relates, in part, to the soft demand for electricity, especially in the northeast and mid-Atlantic regions of the US. In addition, as explained below, there is uncertainty surrounding the level of regulatory support for coal as part of the energy mix, an increase in the amount of power generating capacity provided by renewable energy assets and increasing interest in renewable energy storage solutions. Together with the difficulties experienced by project developers in obtaining project financing, these factors may be impacting the planning and initiation phases for the construction of new natural gas-fired power plants which continue to be deferred by project owners.

In August 2018, the administration of President Trump moved to formally replace the Clean Power Plan, an environmental regulation intended by the prior administration to be the single-most important step America has ever taken to fight climate change. The new proposal, called the Affordable Clean Energy Rule, would be more favorable to the coal industry by allowing individual states greater authority to make their own plans for regulating greenhouse gas emissions from coal-fired power plants. However, even without the regulation, the US has seen a decline in carbon dioxide emissions from power plants as the supply of inexpensive natural gas and the growth in renewable energy have moved more energy providers away from coal. In addition, the coal-fired power plant fleet is generally old. It is expensive to keep the coal plants running, and they are not competitive in the market. Nevertheless, in some cases, the new plan may encourage the continued operation of old coal plants that might otherwise be retired without any government intervention.

Other unfavorable factors include challenging energy capacity auctions for new power generating assets, the impacts of environmental activism and California’s resolve to move towards 100% renewable energy. The growth of vocal support for 100% renewable energy and the support of numerous environmental groups provided motivation for the release of the Green New Deal Resolution by progressive members of the US Congress. The fostered increase in the number of protests against a variety of fossil-fuel related energy projects continue to garner media attention and public skepticism about new fossil-fuel energy projects, particularly oil and natural gas pipelines, resulting in project delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to potentially new gas-fired power plant sites, thereby increasing the risk of power plant project delays or cancellations.

Research and Development Credits

During Fiscal 2019, we completed a detailed review of the activities performed by our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits that may be available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, we identified and estimated significant amounts of income tax benefits that have not previously been recognized in our financial results for any prior year reporting period.

Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. We consider Fiscal 2019 as the initial reporting period in which we had sufficient data on which to make an evaluation and reach a conclusion on the amount of income tax credit benefits related to prior year project costs that, more likely than not, qualified as research and development costs under the rules and regulations of the IRS and certain states.

Accordingly, the income tax benefits associated with research and development activities conducted in prior years in the total amount of $16.6 million have been recognized in income taxes for Fiscal 2019. The favorable effect of this amount on diluted earnings per share was $1.06 for the year.

Goodwill Impairment

As required by current accounting requirements, we performed a goodwill impairment assessment for TRC as of November 1, 2018, using the assistance of a professional business valuation firm. Although it was determined that the fair value of TRC was approximately the same value as determined as of November 1, 2017, the current year amount was less than the corresponding carrying value and we recorded a goodwill impairment loss of approximately $1.5 million that is included in the consolidated statement of earnings for Fiscal 2019. Last year, a smaller goodwill impairment loss in the amount of $0.6 million was recorded. The remaining balance of goodwill for TRC that is reflected in the consolidated balance sheet as of January 31, 2019, after reduction for impairment losses, was $12.3 million.

Market Outlook

The total annual amount of electricity generated by utility-scale facilities in the US in 2018 was the highest amount generated since 2007. In its latest base-case outlook, the US Energy Information Administration (the “EIA”) forecasts steady growth in net electricity generation through 2050 with average annual increases of approximately 1.0% per year. The growth rate is tempered by new electricity-efficient devices and production processes replacing older, less-efficient appliances, heating, cooling and ventilation systems and capital equipment. Nonetheless, the EIA forecasts continued growth for natural gas-fired electricity generation through 2050 with average annual increases of 1.2% per year. EIA expects the share of total utility-scale electricity generation from natural gas-fired power plants in the US to rise from approximately 34% in 2018 to 37% in 2022 and to 39% by 2050. On the other hand, the generation share from coal is forecast to fall steadily during these periods, from 28% in 2018 to 23% in 2022 to 17% by 2050.

As reported by EIA for 2018, net electricity generation at utility-scale facilities in the US rose by 3.6% from the prior year level as net generation from natural gas, wind and solar sources increased by 13.2%, 8.1% and 25.0%, respectively. Moreover, the share of net electricity generation fueled by natural gas rose from approximately 31.7% in 2017 to 34.4% for 2018. The net electricity generation from coal declined by 4.9% for the year. In summary, the share of the electrical power generation mix fueled by natural gas has continued its increase in the current year, while the share fueled by coal has continued its fall.

Over the next three years, EIA forecasts that 72 gigawatts of new wind and photovoltaic solar capacity will be added in the US attributable to declining equipment costs and the availability of valuable tax credits. As these credits decline and then expire early in the next decade, the wind capacity additions will slow. Although tax incentives related to solar power also expire, the continuing decline in the cost of solar power equipment is predicted to sustain the growth of photovoltaic solar power generation facilities. However, persistent low natural gas prices, lower power plant operating costs and higher energy generating efficiencies should sustain the demand for modern combined cycle gas-fired power plants in the future. As a result, the long-term trends in electricity generation through 2050 are dominated by natural gas-fired and solar capacity additions.

EIA forecasts that coal-fired generating capacity will decrease by 101 gigawatts, or 42% of existing coal-fired capacity, by 2050, with most of the capacity reductions occurring by 2025. In addition, another 22 gigawatts of nuclear, or 22% of current nuclear power capacity, is expected to be retired by 2050. The retirements of coal and nuclear plants typically result in the need for new capacity. New natural gas-fired plants, which have experienced a significant increase in their ability to generate power efficiently, are relatively cheaper to build than coal, nuclear, or renewable plants, they are substantially more environmentally friendly than conventional coal-fired power plants and they represent the most economical way to meet base loads and peak demands and to maintain grid reliability. As natural gas is relatively clean burning, cost-effective and reliable, its benefits as a source of power generation are compelling. As the use of coal declines, the use of nuclear energy stalls, and the integration of increasing amounts of wind and solar power into energy grids continues (including renewable energy storage solutions), power providers should continue to value gas-fired electricity generation, including when needed to support intermittent renewable energy supplies. As indicated above, the share of the mix represented by wind farms and solar fields is predicted to grow with accelerated pace in the near term boosted by extended tax credits. Nonetheless, as the demand for electrical power grows, natural gas is predicted to be a strong choice for new electricity generation plants in the future primarily due to favorable economics and the scheduled expiration of renewable energy tax credits.

As a result, we continue to believe that the future prospects for natural gas-fired power plant construction are favorable as natural gas has become the primary source for power generation in our country. Major advances in horizontal drilling and the practice of hydraulic fracturing have led to the boom in natural gas supply which is available at consistently low prices now and in the foreseeable future. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions. As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Demands for electricity, the ample supply of natural gas, and the future retirement of coal, nuclear and inefficient gas-fired energy plants, should result in modern natural gas-fired energy plants representing a substantial portion of new power generation additions in the future and an increased share of the power generation mix. Moreover, the competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly this year. Several significant competitors have announced that they are exiting the market for a variety of reasons. While the competitive market remains dynamic, we expect that there will be fewer competitors for new gas-fired power plant EPC project opportunities.

In summary, the development of natural gas-fired power generation facilities in the US should continue to provide new construction opportunities for us, although the pace of new opportunities emerging may be restrained in the near term as discussed above. We are committed to the rational pursuit of new construction projects and the future growth of our revenues. This may result in our decision to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC services contract to us. We believe that the Company has a growing reputation as an accomplished and cost-effective provider of EPC and other large project construction contracting services in the US, the UK and Ireland. With the proven ability to deliver completed power facilities, particularly combined cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets where we expect investments to be made based on forecasts of electricity demand covering decades into the future. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.

Comparison of the Results of Operations for the Years Ended January 31, 2019 and 2018

We reported net income attributable to our stockholders of $52.0 million, or $3.32 per diluted share, for Fiscal 2019. For the prior year, we reported a comparable net income amount of $72.0 million, or $4.56 per diluted share. The following schedule compares our operating results for Fiscal 2019 and Fiscal 2018 (dollars in thousands).

	Years Ended January 31,
	2019	2018	$ Change	% Change
REVENUES
Power industry services	$367,812	$814,544	$(446,732)	(54.8)%
Industrial fabrication and field services	101,673	65,303	36,370	55.7
Telecommunications infrastructure services	12,668	12,968	(300)	(2.3)
Revenues	482,153	892,815	(410,662)	(46.0)
COST OF REVENUES
Power industry services	297,931	675,362	(377,431)	(55.9)
Industrial fabrication and field services	92,097	58,283	33,814	58.0
Telecommunications infrastructure services	9,687	9,845	(158)	(1.6)
Cost of revenues	399,715	743,490	(343,775)	(46.2)
GROSS PROFIT	82,438	149,325	(66,887)	(44.8)
Selling, general and administrative expenses	40,710	41,764	(1,054)	(2.5)
Impairment losses	1,491	584	907	155.3
INCOME FROM OPERATIONS	40,237	106,977	(66,740)	(62.4)
Other income, net	6,981	5,648	1,333	23.6
INCOME BEFORE INCOME TAXES	47,218	112,625	(65,407)	(58.1)
Income tax benefit (expense)	4,651	(40,279)	44,930	N/M
NET INCOME	51,869	72,346	(20,477)	(28.3)
Net (loss) income attributable to non-controlling interests	(167)	335	(502)	N/M
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$52,036	$72,011	$(19,975)	(27.7)%

N/M — Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business decreased by $446.7 million to $367.8 million for Fiscal 2019 compared with revenues of $814.5 million for the prior year, representing a decrease of 55% between years. The revenues of this business represented approximately 76% of consolidated revenues for Fiscal 2019, and approximately 91% of consolidated revenues for the prior year. The decrease in revenues for the power industry services segment primarily reflected the commissioning, start-up and final activities of four EPC projects, which represented $175.5 million, or 36%, of consolidated revenues for Fiscal 2019. All four of these projects reached substantial completion during Fiscal 2019.

Last year, the combined revenues associated with the four gas-fired power plant projects, which were in peak and post-peak construction activity stages, represented approximately 84% of consolidated revenues for the year. Three other power plant projects reached peak construction activities during Fiscal 2019 including two projects located in the UK which are scheduled for completion in Fiscal 2020. They represented 33% of consolidated revenues during Fiscal 2019 compared to 5% of consolidated revenues during Fiscal 2018.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services segment (representing the business of TRC) increased by 56%, or $36.4 million, to $101.7 million for Fiscal 2019 compared with revenues of $65.3 million for the prior year as business development efforts have succeeded in winning increased amounts of business from recurring as well as new customers. The largest portion of TRC’s revenues continue to be provided by industrial field services and TRC’s major customers include some of North America’s largest forest products companies and fertilizer producers as well as energy and mining companies with plants located in the southeast region of the US.

Telecommunications Infrastructure Services

The revenues of this reportable business segment (representing the business of SMC) were $12.7 million for Fiscal 2019, compared with revenues of $13.0 million for the prior year as it nears completion of a large, multi-year, fiber-to-the-premises project for a municipal customer located in the state of Maryland.

Cost of Revenues

Due primarily to the substantial decrease in consolidated revenues for Fiscal 2019, compared with consolidated revenues for the prior year, the corresponding consolidated cost of revenues also decreased. These costs were $399.7 million and $743.5 million for Fiscal 2019 and Fiscal 2018, respectively. Gross profit amounts for the corresponding years were $82.4 million and $149.3 million, respectively.

However, the Company’s overall gross profit percentage of 17.1% of consolidated revenues was higher for Fiscal 2019 compared to a percentage of 16.7% for Fiscal 2018, which was due to an improvement in the gross profit percentage of the power industry services segment. As indicated above, the results for the year were primarily driven by execution on the commissioning, start-up and final phases of four natural gas-fired power plant projects, all of which have reached substantial completion. These achievements resulted in our making favorable project close-out adjustments to the gross profits of certain large projects. Unfavorable gross profit adjustments on certain smaller projects active at year-end partially offset the impacts of the favorable project closeouts. These projects have experienced cost increases due to a number of factors, including the identification of certain areas where estimated cost assumptions were too optimistic and the encounter of unforeseen construction, labor, weather, subcontractor, contractual and owner challenges as well as other performance difficulties that may continue to impact our operating results until the projects reach completion.

During Fiscal 2018, we experienced labor and subcontractor costs that increased on certain now-completed projects to amounts greater than originally estimated. The corresponding increase in forecasted costs to complete these contracts and the associated reductions in the amount of forecasted gross margins resulted in reductions to the amount of consolidated gross profit reported last year.

Selling, General and Administrative Expenses

These costs were $40.7 million and $41.8 million for Fiscal 2019 and 2018, respectively, representing a 3% decrease between the years. Stock compensation expense decreased by approximately $3.0 million between the years, primarily due to increased vesting periods associated with new stock option awards and incentive compensation decreased by $2.7 million, reflecting the reduced operations at GPS. Partially offsetting these decreases were increased non-chargeable staff costs and professional services costs.

Impairment Losses

Impairment losses were recorded during Fiscal 2019 and Fiscal 2018 related to the goodwill of TRC in the amounts of $1.5 million and $0.6 million, respectively. The business valuations, which were performed for each year based on a blend of results determined by several income and market approaches, indicated that the carrying value of the business exceeded its fair value at each testing date. Drivers for the impairment loss recorded in Fiscal 2019 included the increased carrying value of the business (reflecting the improved operating results for the current year), increased working capital requirements, reduced profit margins and appropriate changes to certain statistical factors. For Fiscal 2018, the impairment loss related primarily to the use of forecasted financial results which presented a less favorable outlook for TRC at that time than in prior years reflecting a trend of actual revenues below previous expectations and operating losses incurred during the year.

Income Tax Benefit (Expense)

As discussed above, we recorded an income tax benefit for Fiscal 2019 in the amount of $4.7 million which reflected the amount of the benefit associated with research and development credits generated during the three-year period ended January 31, 2018 in the amount of $16.6 million that we recorded during the current year.

The Tax Act, which was signed into law on December 22, 2017, significantly changed tax law in the US by, among other changes, reducing the federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018). As expected, our annual effective income tax rate for Fiscal 2019, before the benefits of the research and development credits discussed above and a favorable net operating loss carryforward adjustment, decreased meaningfully to 29.5% from the comparable effective tax rate for Fiscal 2018 of 35.8%, primarily due to the lower statutory tax rate. However, certain modifications of the Tax Act negatively impacted our effective rate, including the elimination of the domestic production activities deduction, the expansion of the limitation on the deductibility of certain meals and entertainment expenses and additional limits on the deductibility of certain executive compensation. The effective tax rate of 29.5% is higher than the new federal income tax rate of 21% due primarily to the unfavorable effect of state income taxes.

For Fiscal 2018, we recorded income tax expense of $40.3 million reflecting an annual effective income tax rate of approximately 35.8% as stated above. The annual income tax rate was higher than the blended federal income tax rate of 33.8% for Fiscal 2018 due primarily to the $5.0 million unfavorable effect of state income taxes, offset partially by the favorable $3.2 million effect of the domestic production activities deduction and by the excess income tax benefit associated with stock options exercised during Fiscal 2018 with a favorable effect of $0.9 million. In addition, as a result of the reduction in the corporate income tax rate, we revalued deferred taxes as of December 22, 2017 and recognized an income tax benefit of $0.8 million in Fiscal 2018.

Other Income

In July 2018 and as discussed in Note 11 to the accompanying consolidated financial statements, TRC and PPS Engineers, Inc. (“PPS”) agreed to a settlement of all claims made against each other with TRC agreeing to make a payment to PPS in the amount of $0.9 million. As the total of previously accrued amounts exceeded the negotiated settlement amount, we recorded a gain on the settlement in the amount of $1.4 million that is included in other income for Fiscal 2019.

For Fiscal 2019 and 2018, this line item also includes interest income in the amounts of $4.2 million and $5.1 million, respectively, earned on certificate of deposit investments purchased from our bank (“CDs”) and $1.8 million and $0.7 million of additional investment income earned on funds maintained in a money market fund, respectively. For Fiscal 2019 and Fiscal 2018, the weighted average annual interest rates of the CDs owned during the corresponding years were 2.0% and 1.3%, respectively, and the weighted average income rates related to the money market investments were 1.9% and 0.8%, respectively. For Fiscal 2019 and Fiscal 2018, the weighted average initial terms-to-maturity of the CDs were 250 days and 219 days, respectively.

Comparison of the Results of Operations for the Years Ended January 31, 2018 and 2017

We reported net income attributable to our stockholders of $72.0 million, or $4.56 per diluted share, for Fiscal 2018. For Fiscal 2017, we reported a comparable net income amount of $70.3 million, or $4.50 per diluted share. The following schedule compares our operating results for Fiscal 2018 and Fiscal 2017 (dollars in thousands).

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

Revenues

Power Industry Services

The revenues of the power industry services business increased by $227.9 million to $814.5 million for Fiscal 2018 compared with revenues of $586.6 million for Fiscal 2017, representing an increase of 39% between years. The revenues of this business represented approximately 91% of consolidated revenues for Fiscal 2018, and approximately 87% of consolidated revenues for Fiscal 2017. The increase in revenues for the power industry services segment primarily reflected the ramped-up, peak and post-peak construction activities of the four large natural gas-fired power plant construction projects, which represented $747.5 million, or 84%, of consolidated revenues for Fiscal 2018. In Fiscal 2017, the combined revenues associated with these four projects, which were all in their earlier phases, represented $465.8 million, or 69%, of consolidated revenues. Construction activity related to two other natural-gas fired power plant projects that were completed in Fiscal 2017 represented 14% of consolidated revenues for that year.  In addition, revenue for APC increased substantially during Fiscal 2018, primarily due to revenues of $12.2 million associated with the initial construction activity for two power plant projects in the UK.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services segment decreased by 17%, or $13.7 million, to $65.3 million for Fiscal 2018 compared with revenues of $79.0 million for Fiscal 2017. The largest portion of TRC’s revenues were provided by industrial field services. The decrease in revenues is primarily attributable to revenues included in Fiscal 2017 associated with large loss projects with former customers that were in-process on the date of our acquisition of TRC and which were primarily completed during that year.

Telecommunications Infrastructure Services

The revenues of this reportable business segment (representing the business of SMC) increased by $3.5 million, or 38%, to $13.0 million during Fiscal 2018 compared with revenues of $9.4 million for Fiscal 2017, as SMC was successful in increasing the revenues related to both outside and inside premises projects.

Cost of Revenues

Due primarily to the substantial increase in consolidated revenues for Fiscal 2018, compared with consolidated revenues for Fiscal 2017, the corresponding consolidated cost of revenues also increased. These costs were $743.5 million and $528.3 million for Fiscal 2018 and Fiscal 2017, respectively. Gross profit amounts for the corresponding years were $149.3 million and $146.7 million, respectively. Our overall gross profit percentages of revenues were 16.7% and 21.7% for Fiscal 2018 and Fiscal 2017, respectively. The decline in the percentage between years reflected the favorable achievement of contractual final completion of two natural gas-fired power plant projects during Fiscal 2017 which eliminated a number of significant risks and the related estimated costs associated with them, resulting in increased gross margins.

The gross profit percentage for Fiscal 2018 primarily reflected execution on the ramped-up, peak and post-peak construction activities of four natural gas-fired power plant projects of GPS. However, during Fiscal 2018, certain of the natural gas-fired power plant projects had experienced meaningful increased labor and subcontractor costs to amounts greater than originally estimated. The increases in forecasted costs to complete these contracts and the corresponding reductions in the amounts of forecasted gross margins resulted in a reduction to consolidated gross profit being recognized during the latter half of Fiscal 2018. The gross profit percentage increased at APC and SMC and decreased at TRC, resulting in a net aggregate gross profit percent decrease of 1.0% of the combined revenues of the non-GPS entities between the years.

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

Impairment Losses

As indicated above, the revenues of TRC declined for Fiscal 2018 and it reported operating losses during Fiscal 2018. With the decreased results in Fiscal 2018 and a less favorable outlook for TRC, our business valuation performed at that time indicated that the carrying value of the business exceeded its fair value. As a result, TRC recorded an impairment loss during Fiscal 2018 of approximately $0.6 million.

In Fiscal 2017, the revenues of APC declined and it reported operating losses. In July 2016, work was suspended on APC’s largest project at the time, which represented over 90% of APC’s project backlog. Additionally, the pound sterling drop, financial market uncertainty and recessionary pressures related to Brexit were thought to likely impact the availability of financing for future power plant developments. Given these circumstances, analyses were performed mid-year in order to determine whether an impairment loss related to goodwill had been incurred. Using income and market approaches, the assessment analysis indicated that the carrying value of the business exceeded its fair value at that time. As a result, APC recorded an impairment loss during Fiscal 2017 of approximately $2.0 million.

Income Tax Expense

For Fiscal 2018, we recorded income tax expense of $40.3 million reflecting an annual effective income tax rate of approximately 35.8%. The annual income tax rate was higher than our blended federal income tax rate of 33.8% for Fiscal 2018 due primarily to the $5.0 million unfavorable effect of state income taxes, offset partially by the favorable $3.2 million effect of the domestic production activities deduction and by the excess income tax benefit associated with stock options exercised during Fiscal 2018 with a favorable effect of $0.9 million. The latter benefit declined significantly between years as the volume of stock option exercises decreased in Fiscal 2018. In Fiscal 2017, we also obtained substantial benefit from the exclusion of income attributable to the non-controlling interests in joint ventures which were consolidated for financial reporting purposes (see the next paragraph); for Fiscal 2018, the income tax benefit of the exclusion was only $0.1 million due to the substantial wind-up of activities by the joint ventures at that time. In addition, as a result of the reduction in the corporate income tax rate, the Company revalued its deferred taxes as of December 22, 2017 and recognized an income tax benefit of $0.8 million for Fiscal 2018.

For Fiscal 2017, we recorded income tax expense of $37.1 million resulting in an annual effective income tax rate of 32.4%. This annual rate differed from the expected federal income tax rate of 35.0% due to the favorable effect of the amounts of permanent differences for the year offset partially by the effect of state income taxes, net of federal income tax benefit, in the amount of $4.0 million. Most significantly, favorable permanent differences related to 1) the treatment of the excess income tax benefits associated with stock options exercised during Fiscal 2017, 2) the domestic production activities deduction and 3) the exclusion from taxable income of the income attributable to non-controlling interests which reduced income tax expense for Fiscal 2017 by $5.0 million, $2.9 million and $2.5 million, respectively.

Other Income

For Fiscal 2018 and 2017, this line item included interest income in the amounts of $5.1 million and $2.1 million, respectively, earned on CDs and $0.7 million and $0.2 million of additional investment income earned on funds maintained in a money market account, respectively. For Fiscal 2018 and Fiscal 2017, the weighted average annual interest rates of the CDs owned during the corresponding years were 1.3% and 0.9%, respectively, and the weighted average income rates related to the money market investments were 0.8% and 0.3%, respectively. For Fiscal 2018 and Fiscal 2017, the weighted average initial terms-to-maturity of the CDs were 219 days and 166 days, respectively.

Net Income Attributable to Non-controlling Interests

As discussed in Note 4 to the accompanying consolidated financial statements, we entered separate construction joint ventures related to two natural gas-fired power plant projects. Because we had financial control at that time, the joint ventures were included in our consolidated financial statements. Our joint venture partner’s share of the earnings is reflected in the line item captioned net income attributable to non-controlling interests included in the accompanying statements of earnings for Fiscal 2018 and Fiscal 2017 in the amounts of $0.3 million and $7.1 million, respectively. The reduction in the amount between years primarily reflected the contractual completion of the projects in Fiscal 2017, with the provision of warranty services being the primary remaining obligations of the joint ventures in Fiscal 2018.

Liquidity and Capital Resources as of January 31, 2019 and 2018

At January 31, 2019 and 2018, our balances of cash and cash equivalents were $164.3 million and $122.1 million, respectively. During this same period, our working capital increased by $32.3 million to $334.1 million as of January 31, 2019 from $301.8 million as of January 31, 2018.

The net amount of cash used in operating activities during Fiscal 2019 was $112.3 million. Even though net income for the period, including the favorable adjustments related to non-cash income and expense items, provided cash in the total amount of $57.0 million, cash used in operations exceeded this amount. As discussed above, four major EPC projects achieved substantial completion in the current year, representing the primary driver for the use of cash by contracts-in-progress during the current year in the amount of $83.8 million. These projects were well past the peak of their respective milestone billing schedules. Due primarily to these projects, the amounts of billings in excess of the amounts of the corresponding costs and estimated earnings declined by $99.7 million during Fiscal 2019, which represented a substantial use of cash. Partially offsetting this effect, the Company collected amounts of billings previously retained by project owners which provided $48.7 million in cash during the period.

As presented above, the operations of TRC and APC have experienced meaningful growth in revenues this year. As expected, the increase in the level of business resulted in an increase in the amount of working capital required to support the growth. Accordingly, the amounts of costs incurred and estimated earnings recognized on certain active projects in excess of the amounts billed on those projects rose during Fiscal 2019 in the amount of $33.8 million, which represents a use of cash. Similarly, due in part to increased activity at these operating subsidiaries, accounts receivable increased during Fiscal 2019, a use of cash in the amount of $10.2 million. The Company also used cash in the amount of $60.2 million to reduce the level of accounts payable and accrued liabilities. Due primarily to the inclusion of expected income tax refunds, the balance of other assets increased by $15.2 million during Fiscal 2019, representing a use of cash.

The primary source of cash required to fund operations during Fiscal 2019 was the net maturity of short-term investments (CDs purchased from our Bank) in the amount of $179.0 million. Non-operating activities used cash during the current year, including primarily the payment of four quarterly cash dividends in the total amount of $15.6 million. Our operating subsidiaries also used cash during Fiscal 2019 in the amount of $8.6 million to fund capital expenditures. As of January 31, 2019, there were no restrictions with respect to inter-company payments from GPS, TRC, APC or SMC to the holding company.

During Fiscal 2018, our combined balance of cash and cash equivalents decreased by $45.1 million to $122.1 million as of January 31, 2018 from a balance of $167.2 million as of January 31, 2017. During this same year, our working capital increased by $64.6 million to $301.8 million as of January 31, 2018 from $237.2 million as of January 31, 2017.

Even though net income for the period, including the favorable adjustments related to non-cash expense items, provided cash in the total amount of $80.1 million, cash used in operations exceeded this amount primarily due to the effects of the four major EPC projects active during the year. Because these projects were well past the peak of their respective milestone billing schedules, we experienced a net decrease during Fiscal 2018 in the amount of billings on current projects in excess of corresponding costs and estimated earnings, which represented a use of cash in the amount of $102.5 million. The increase in project owner retainage amounts on active construction contracts represented a use of cash in the amount of $33.9 million. Other uses of cash included increased other assets of $4.6 million, primarily reflecting increased income tax payments, and decreased accounts payable and accrued expenses in the amount of $6.2 million, primarily reflecting the run-off of our warranty obligations related to power plants completed in prior years.

Our primary source of this cash during Fiscal 2018 was the net maturity of short-term investments in the amount of $45.0 million. In addition, the exercise of options to purchase 109,500 shares of our common stock provided us with cash proceeds in the approximate amount of $3.2 million. Non-operating activity cash uses included primarily the payment of a cash dividend of $15.5 million. During Fiscal 2018, we also used cash as our consolidated joint ventures made distributions to our joint venture partner in the total amount of $1.2 million. Our operating subsidiaries used cash during Fiscal 2018 in the amount of $4.8 million for capital expenditures and GPS funded $1.5 million in development loans to various power facility project development entities.

On May 15, 2017, we entered into the Credit Agreement with the Bank as lender which replaced a predecessor agreement and modified its features to, among other things:

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

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank will continue to require that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. At January 31, 2019 and 2018, we were compliant with the financial covenants of the Credit Agreement. We may use the borrowing ability to cover other credit issued by the Bank for our use in the ordinary course of business.

As of January 31, 2019, we had approximately $15.2 million of credit outstanding under the Credit Agreement, primarily to support our APC activities. However, we had no outstanding borrowings. In addition, the commercial bank that has supported the activities of TRC issued an outstanding irrevocable letter of credit on its behalf in the amount of $0.4 million.

At January 31, 2019, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 99.5% of its total assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by US Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Republic of Ireland, certain pound sterling-based bank accounts in the UK and insignificant bank accounts in other countries in support of the operations of APC.

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

Contractual Obligations

Contractual obligations outstanding as of January 31, 2019 are summarized below (dollars in thousands):

	Amount of Commitment Expiration per Period
	Less Than			Over 5	Total
Contractual Obligations	One Year	2-3 Years	4-5 Years	Years	Commitment
Operating leases	$699	$617	$367	$31	$1,714
Purchase commitments (1)	799	100	—	—	899

Totals	$1,498	$717	$367	$31	$2,613

(1)         Amounts represent primarily service arrangements. Commitments pursuant to purchase orders and subcontracts related to construction contracts are not included as such amounts are expected to be funded under contract billings. We have no significant obligation for materials or subcontract services beyond those required to complete contracts awarded to us.

Off-Balance Sheet Arrangements

We maintain a variety of commercial commitments that are generally made available to provide support for various commercial provisions in the engineering, procurement and construction contracts. For certain projects, we are required by project owners to provide guarantees related to our services or work. If our services under a guaranteed project would not be completed or would be determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. When sufficient information about claims on guaranteed projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such guaranteed losses.

In the ordinary course of business, our customers may request that we obtain surety bonds in connection with construction contract performance obligations that are not required to be recorded in our consolidated balance sheets. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. We have a line of credit committed by the Bank in the amount of $50.0 million for general purposes. We may also use the borrowing ability to cover standby letters of credit issued by the Bank for our use in the ordinary course of business. As of January 31, 2019, we had approximately $15.2 million of credit outstanding under the Credit Agreement, but no borrowings.

From time to time, we may arrange for bonding to be issued by our surety firm for the benefit of the owner of an energy project for which we are not providing construction services. We collect fees from the provider of such services as consideration for the use of our bonding capacity. As of January 31, 2019, the total amount of outstanding surety bonds issued under such arrangements was $11.1 million.

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

We consider ourselves to be the primary beneficiary of a VIE formed last year by an independent firm for the purpose of developing a natural gas-fired power plant. Pursuant to agreements negotiated with the developer, we are lending funds to the VIE to cover certain costs of the project development effort. The development phase activities of the VIE are focused on 1) obtaining the necessary permits to build and operate the power plant, 2) completing arrangements to connect the power plant to the fuel supply and the electricity grid, 3) engaging energy plant operators in negotiations for the purchase of project ownership interests, and 4) securing permanent financing for the project, with financial closing expected to occur during calendar year 2019. As we are the primary beneficiary of this VIE during the development phase, it is included in our consolidated financial statements for the year ended January 31, 2019.

We have entered into similar support arrangements with other independent parties in the past that resulted in the successful development and construction of three separate gas-fired power plants. In each case, we deconsolidated the corresponding VIE when we were no longer the primary beneficiary.

We may enter into other support arrangements in the future in connection with power plant development opportunities when they arise and when we are confident that providing early financial support for the projects will lead to the award of the corresponding EPC contracts to us.

We had financial control of construction joint ventures formed for the purpose of building two power plants, which were completed in Fiscal 2017 and for which the respective warranty periods have expired. The statutory partnerships representing the joint venture entities were dissolved during the year ended January 31, 2019. The accounts of the joint ventures were included in our consolidated financial statements during the periods of their existence.

Inflation

Our monetary assets, consisting primarily of cash, cash equivalents and accounts receivables, and our non-monetary assets, consisting primarily of property, plant, equipment goodwill and other purchased intangible assets, are not affected significantly by inflation. We believe that replacement costs of our building, improvements, equipment and furniture will not materially affect our operations.

We do procure steel and other commodities for use in our construction projects. These materials can be subject to significant price fluctuations. For example, raw steel prices increased sharply at the beginning of calendar 2018, driven by a bullish market in commodities and industrial metals, as well as by import tariffs imposed by the US. During most of 2018, domestic steel prices remained at seven-year highs. However, steel prices have showed slower momentum recently and current domestic steel prices appear in a downtrend. On the other hand, the well-publicized shortage of skilled construction workers has been accompanied recently by corresponding wage increases at rates higher than those experienced since the recession in 2007. We strive to include the anticipated increases in the prices of equipment and commodity materials and the expected rise in labor rates as we estimate costs and prepare prices associated with bidding for new work. Although we have not been adversely affected by price fluctuations and wage increases to any significant extent in the past, there is no assurance that we will not be in the future.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The following table presents the determinations of EBITDA for Fiscal 2019, 2018 and 2017, respectively (amounts in thousands).

	2019	2018	2017

Net income, as reported	$51,869	$72,346	$77,426
Interest expense	659	—	—
Income tax (benefit) expense	(4,651)	40,279	37,106
Depreciation	3,422	2,779	2,043
Amortization of purchased intangible assets	1,012	1,032	1,163
EBITDA	52,311	116,436	117,738
EBITDA of noncontrolling interests	(167)	335	7,098
EBITDA attributable to the stockholders of Argan, Inc.	$52,478	$116,101	$110,640

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with accounting principles generally accepted in the US (“US GAAP”), the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows (used in) provided by operating activities that are presented in our consolidated statements of cash flows for Fiscal 2019, Fiscal 2018 and Fiscal 2017 (amounts in thousands).

	2019	2018	2017

EBITDA	$52,311	$116,436	$117,738
Current income tax benefit (expense)	2,512	(40,343)	(35,869)
Impairment losses	1,491	584	1,979
Interest expense	(659)	—	—
Stock option compensation expense	1,645	4,651	2,344
Other noncash items	(301)	(1,248)	517
(Increase) decrease in accounts receivable	(10,200)	(5,687)	817
Increase in other assets	(15,160)	(4,574)	(668)
(Decrease) increase in accounts payable and accrued expenses	(60,187)	(6,164)	59,522
Change in contracts in progress, net	(83,774)	(136,448)	112,664
Net cash (used in) provided by operating activities	$(112,322)	$(72,793)	$259,044

We believe that EBITDA, a non-US GAAP financial measurement, is a meaningful presentation that enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that EBITDA is widely used by investors and analysts as a measure of performance.

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

Critical Accounting Policies

Descriptions of the Company’s significant accounting policies, including those discussed below, are included in Note 1 to the accompanying consolidated financial statements for the year ended January 31, 2019. We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities. Critical accounting policies are those related to the areas where we have made what we consider to be particularly subjective or complex judgments in arriving at estimates and where these estimates can significantly impact our financial results under different assumptions and conditions.

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

Revenue Recognition

We recognize revenues in accordance with the provisions of Accounting Standards Update 2014-09, “Revenue from Contracts with Customers,” and a series of amendments which together we identify as “ASC Topic 606”. This new accounting standard, which we adopted on February 1, 2018 using the permitted modified retrospective method, outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. The new standard supersedes most previous revenue recognition guidance, including industry-specific guidance. The effect of the adoption of ASC Topic 606 on retained earnings as of February 1, 2018 was not material. The differences between our reported operating results for the year ended January 31, 2019, which reflect the application of the new standard on our contracts, and the results that would have been reported if the accounting was performed pursuant to the accounting standards previously in effect, also were not material.

We enter into EPC and other long-term construction contracts principally on the basis of competitive bids or in conjunction with our support of the development of power plant projects. The types of contracts may vary. However, the EPC contracts of our power industry services reporting segment, and most other large contracts awarded to our other companies, are fixed-price contracts. Revenues are recognized primarily over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer.

Central to the new revenue recognition guidance is a five-step revenue recognition model that requires reporting entities to:

1.        Identify the contract,

2.        Identify the performance obligations of the contract,

3.        Determine the transaction price of the contract,

4.        Allocate the transaction price to the performance obligations, and

5.        Recognize revenue.

The new guidance focuses on the transfer of the contractor’s control of the goods and/or services to the customer, as opposed to the transfer of risk and rewards. Major provisions cover the determination of which goods and services are distinct and represent separate performance obligations, the appropriate treatment of variable consideration, and the evaluation of whether revenues should be recognized at a point in time or over time. Application of the new rules requires us to make important judgements and meaningful estimates that may have significant impact on the amounts of revenues recognized by us for a reporting period.

Revenues from fixed price contracts, including a portion of estimated profit, are recognized over time, based on costs incurred and estimated total contract costs using the percentage-of-completion method. The cost and profit estimates are determined at least quarterly for all significant contracts pursuant to a detailed process. The results of the process are subjected to reviews by senior management at each subsidiary. The percentage-of-completion method measures the ratio of costs incurred and accrued to date for each contract to the estimated total costs for each contract at completion. This requires us to prepare on-going estimates of the costs to complete each contract as the project progresses. In preparing these estimates, we make significant judgments and assumptions about our significant costs, including materials, labor and equipment, and we evaluate contingencies based on possible schedule variances, production delays or other productivity factors. Meaningful costs incurred on a particular contract that are related to materials or equipment items over which the corresponding project owner has yet to obtain control are excluded from the measurement of progress toward the satisfaction of the corresponding performance obligation determined as of the report date. As a result, the revenues recognized on the corresponding project are reduced.

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

Crucial to the compliance with the new standard for revenue recognition is the identification of the promises made to the customer by us that are included in the contract. If a promise is distinct, as that concept is defined in the new standard, it represents a separate performance obligation. Contracts may have multiple performance obligations. The amounts of revenue associated with each promise are recognized when, or as, the performance obligations are satisfied. However, complex contracts may include only one performance obligation if the multiple promises are not distinct within the context of the contract. For example, if the promises that could be considered distinct are interrelated or require us to perform integration so that the customer receives a complete product, the contract is considered to include only one performance obligation.  Most of our long-term contracts have a single performance obligation as the promises to transfer individual goods or services are not separately identifiable from other promises within the context of the contract. Our EPC contracts require us to deliver a complete and functioning power plant, not just functioning components.

The transaction price of a contract represents the value used to determine the amount of revenues recognized as of the balance sheet date. It may reflect amounts of variable consideration, which could be either increases or decreases to the transaction price. These adjustments can be made from time-to-time during the period of contract performance as circumstances evolve related to such items as variations in the scope and price of contracts, claims, incentives and liquidated damages.

The Company includes the estimated amount of variable consideration in the transaction price to the extent it is probable that a significant reversal of cumulative revenues recognized on the particular contract will not occur when the uncertainty associated with the variable consideration is resolved. The Company’s determination of the amount of variable consideration to be included in the transaction price of a particular contract is based largely on an assessment of the Company’s anticipated performance and all information (historical, current and forecasted) that is reasonably available. The effect of any revisions to the transaction price on the amount of previously recognized revenues that is due to the addition or reduction of variable consideration is recorded currently as an adjustment to revenues on a cumulative catch-up basis. In the event that any amounts of variable consideration that are reflected in the transaction price of a contract are not resolved in the Company’s favor, there could be reductions in, or reversals of, previously recognized revenues. In most significant instances, modifications to our contracts do not represent the addition of new performance obligations.

Unpriced change orders, which represent contract variations for which we have project owner directive for additional work or authorization for scope changes but not for the price associated with the corresponding change, are included in the value of a contract, or the transaction price, when it is probable that the applicable costs will be recovered through a change in the contract price. Amounts of identified change orders that are not yet considered probable as of the corresponding balance sheet date are excluded from the transaction price. Actual costs related to change orders are expensed as they are incurred. Contract results may be impacted by estimates of the amounts of contract variations that we expect to receive. The effects of any resulting revisions to revenues and estimated costs can be determined at any time and they could be material. As of January 31, 2019, the aggregate amount of unpriced change orders reflected in estimated transaction prices was $18.8 million. In general, contract variations that are unapproved in regard to both scope and price are included in the transaction price of a contract and consequently reflected in revenues only when an agreement on the amount has been reached with the project owner.

Our long-term contracts typically have schedule dates and other performance obligations that, if not achieved, could subject us to liquidated damages. These contract requirements generally relate to specified activities that must be completed by an established date or by achievement of a specified level of output or efficiency. Each contract defines the conditions under which a project owner may make a claim for liquidated damages. The amount of liquidated damages owed to a project owner pursuant to the terms of a contract would represent a reduction of the transaction price of the corresponding contract.

At the outset of each of the Company’s contracts, the potential amounts of liquidated damages typically are not constrained, or subtracted, from the transaction price as the Company believes that it has included activities in its contract plan, and has reflected the associated costs in its forecasts of completed contract costs, that will be effective in preventing such damages. Of course, circumstances may change as the Company executes the corresponding contract. The transaction price is reduced by an applicable amount when the Company no longer considers it probable that a future reversal of revenues will not occur when the matter is resolved. In general, we consider potential liquidated damages, the costs of other related items and potential mitigating factors in determining the estimates of forecasted revenues and the adequacy of our estimates of completed contract costs.

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

At January 31, 2019, the goodwill balances related to the acquisitions of GPS, TRC and APC were $18.5 million, $12.3 million and $2.0 million, respectively, which together represented approximately 7% of consolidated total assets. The Company performs its required annual assessments of the carrying value of goodwill as of November 1 each year. We also test for impairment of goodwill more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired.

In accordance with current accounting guidance, we perform testing for the impairment of goodwill by comparing the fair value of a reporting unit with the carrying amount of the unit reflected in the consolidated financial statements, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recorded for the excess, not to exceed the total amount of goodwill allocated to the reporting unit.

In certain situations, we use a simplified approach which allows us to first assess qualitative factors to decide whether it is necessary to perform the more complex quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than the corresponding carrying value. The professional guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors.

As of November 1, 2018, we considered the significant excess of fair value over the carrying value of GPS that was quantitatively determined in the past, its history of strong financial performance, its future business prospects and various other business environment and market conditions. We believe that it was more likely than not that the fair value of the GPS reporting unit exceeded the corresponding carrying value as of November 1, 2018. Therefore, completion of the complicated quantitative impairment assessment was considered to be unnecessary as of November 1, 2018. No events associated with the business of GPS occurred in the period from the assessment date through January 31, 2019 that would cause us to reconsider that conclusion.

We performed a goodwill impairment assessment for TRC as of November 1, 2018 with the assistance of a professional business valuation firm. It was determined that the fair value of TRC was less than the corresponding carrying value and a goodwill impairment loss of approximately $1.5 million was recorded. The fair value amount for TRC determined as of November 1, 2018 reflected a weighting of results determined using various business valuation approaches. As in the past, the majority of the weighted average fair value was based on the result of modeling discounted future cash flows of the business. The discounted cash flows of TRC were based on our forecast of operating results. The forecast reflects an average annual growth in revenues of 4.9% over the next seven years with forecasted annual earnings before interest and taxes increasing to 6.5% of revenues by the year ending January 31, 2026.

Although we believe that the projected financial results are reasonable considering the improved operating results achieved by TRC for the nine months ended October 31, 2018 and the current business prospects, any future results that would compare unfavorably with the projected results could result in additional material goodwill impairment losses. Further, unless TRC demonstates that it can contribute strong operating results that would justify favorable modifications to certain profitability assumptions, thereby supporting an increased fair value of the business in the future, additional goodwill impairment losses may occur. No events related to TRC occurred during the fourth quarter of Fiscal 2019 that caused us to perform a subsequent impairment assessment.

With the assistance of a professional business valuation firm, we also performed a full assessment of the fair value of APC as of November 1, 2018. The result concluded that no additional impairment of goodwill had occurred as the operating results and business prospects of APC continue to improve. We believe that the financial forecast for APC that we prepared and that was used in this valuation fairly reflected the effects that Brexit and suspended electricity generation capacity payments may have on our business. In our opinion, no events related to APC occurred during the fourth quarter of Fiscal 2019 that would cause us to perform a subsequent impairment assessment.

Uncertain Income Tax Positions

As disclosed in the “Research and Development Tax Credits” section of Note 13 to the accompanying consolidated financial statements, during Fiscal 2019 we completed a detailed review of the activities of our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, we identified and estimated significant amounts of income tax benefits that were not previously recognized in our financial results for any prior year reporting period. In the determination of the amount of such benefits to recognize, we have been required to apply the professional accounting guidance related to meaningful uncertain income tax positions for the first time.

Under this guidance, income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Fiscal 2019 is the initial reporting period in which we had sufficient data on which to make an evaluation and to reach a conclusion on the amount of income tax credit benefits related to prior year project costs that, more likely than not, qualified as research and development costs under the IRC and the rules and regulations of certain states. The net amount of the credits that we recognized in income taxes during Fiscal 2019 was $16.6 million. Based on our judgement, the amount of income tax benefits related to identified research and development income tax credits that we have assessed as not meeting the threshold criteria for recognition was $5.1 million, for which we have established a liability related to uncertain income tax return positions that is included in accrued expenses as of January 31, 2019.

Deferred Tax Assets and Liabilities

Our consolidated balance sheet as of January 31, 2019 included deferred tax assets in the amount of $1.3 million. The components of our deferred tax amounts are presented in Note 13 to the accompanying consolidated financial statements. These amounts reflect differences in the periods in which certain transactions are recognized for financial and income tax reporting purposes.

In assessing whether deferred tax assets may be realizable, we consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Our ability to realize our deferred tax assets, including those related to the net operating losses of TRC and APC that applicable income tax rules will allow us to use in order to offset future amounts of taxable income, depends primarily upon the generation of sufficient future taxable income to allow for the utilization of our deductible temporary differences. If such estimates and assumptions regarding income amounts change in the future, we may be required to record valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of earnings. At this time, we believe that the historically strong earnings performance of our power industry services segment and the strengthening business of APC will provide sufficient income during the periods when the deferred tax assets become deductible to utilize the applicable temporary income tax differences. Accordingly, we believe that it is more likely than not that we will realize the benefit of significantly all of our deferred tax assets.

Stock Options

We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of stock option awards and we recognize the corresponding expense amounts over the vesting periods which were typically one year. However, starting in January 2018, stock option awards include three-year vesting periods. We expect that future awards will also vest over three years with one-third of the vesting occurring on each anniversary date of the corresponding award. Pursuant to our accounting, we will continue to record expense for the fair value of each stock option award ratably over the corresponding vesting period. Options to purchase 257,000, 301,500 and 270,000 shares of our common stock were awarded during Fiscal 2019, 2018 and 2017, respectively, with weighted average fair value per share amounts of $9.31, $13.55 and $14.93, respectively. The amounts of compensation expense recorded during the corresponding years related to vesting stock options were $1.6 million, $4.7 million and $2.3 million, respectively. The decline in the expense amount for Fiscal 2019 reflects the longer vesting periods of recent stock option awards.

We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations, which are disclosed in Note 12 to the accompanying consolidated financial statements and include the risk-free interest rate, dividend yield, the expected volatility of the market price of our common stock and the expected life of each stock option. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards. We believe that our stock option exercise activity has become sufficient to provide us with a reasonable basis upon which to estimate expected lives. Accordingly, the estimated expected life used in the determination of the fair value of each stock option awarded since January 2017 is approximately 3.3 years. The use of longer estimated expected lives in our calculations would result in higher fair value amounts per share.

Variable Interest Entities

We must consolidate any VIE in which we have variable interests if we are deemed to be the primary beneficiary of the VIE; that is, if we have both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to the VIE. Such a determination requires management to evaluate circumstances and relationships and to make a significant judgment, and to repeat the evaluation at each subsequent reporting date. In the past, our evaluations have affirmed that, despite not having ownership interests in certain power plant development VIEs, GPS was the corresponding primary beneficiary due primarily to the significance of its loans to each entity, the risk that GPS could absorb significant losses if the development project was not successful, the opportunity for GPS to receive a development success fee and the commitment of the project developer in each case to award the large EPC contract for the construction of the power plant to GPS. As a result, the accounts of each VIE were included in our consolidated financial statements until project development efforts progressed on each one such that financial support was thereafter provided substantially by a pending investor. At this point in the life of each VIE, we deconsolidated it.

Currently, we are the primary beneficiary of a VIE that is performing project development activities for the construction of a new natural gas-fired power plant. Consideration for the engineering and financial support being provided to the entity by GPS included the right to negotiate the corresponding turnkey EPC contract for the project. The account balances of the VIE were included in our consolidated financial statements as of January 31, 2019 and 2018.

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

For example, GPS was in a dispute with a former subcontractor on one of its power plant construction projects that was settled pursuant to binding arbitration in June 2018. The arbitration panel awarded approximately $5.2 million, plus interest and arbitration fees, to the subcontractor. The substantial portion of the total amount, which was paid by GPS to the subcontractor in July 2018, was charged to cost of revenues. In connection with the settlement, the legal claims made by the parties against each other were dismissed with prejudice and without costs to the parties, all liens filed by the subcontractor related to the project were released, and each party provided the other with a release from future claims related to this matter.

On the other hand, the final outcome of a legal matter may result in the reversal of accrued liabilities established in prior periods. In February 2016, as disclosed in Note 11 to the accompanying consolidated financial statements, TRC was sued by PPS, a former subcontractor, in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. In addition, PPS placed liens on the property of customers in several states where work was performed by PPS and it also filed a claim against the bond issued on behalf of TRC relating to one significant project. TRC filed responses asserting that PPS failed to deliver a number of items required by the applicable contract between the parties, that the invoices rendered by PPS covering the disputed services would not be paid until such deliverables were supplied, and that certain sums were owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS. The amounts invoiced by PPS were accrued by TRC and the corresponding liability amounts were included in accounts payable in the consolidated balance sheet as January 31, 2018. TRC did not record an account receivable for the amounts it believed were owed to it by PPS. A mediation effort was attempted in 2016 but it was unproductive in resolving the disputes. In July 2018, the parties agreed to a settlement of all claims made against each other with TRC agreeing to make a payment to PPS in the amount of $0.9 million. As the total of the previously accrued amounts exceeded the negotiated settlement amount, the Company recorded a gain on the settlement in the amount of $1.4 million that was included in other income for Fiscal 2019.

In January 2019, GPS sued Exelon for breach of contract and failure to remedy various events which negatively impacted the schedule and costs of the Exelon West Medway II Facility resulting in Exelon receiving the benefits of GPS’s work without making payment for the value. On March 7, 2019, Exelon notified us of its termination of the EPC services contract with GPS on the Exelon West Medway II Facility. At that time, the project was nearly complete and all units had reached first fire. Exelon has also asserted various claims against us and has withheld payments of billed amounts owed to us. GPS will vigorously assert its rights and claims to recover its lost value and to collect any remaining monies owed.

Accounts Receivables and Contract Assets

As described in Note 6 to the accompanying consolidated financial statements, our loss experience related to uncollectible amounts billed to customers has not been significant in the past. However, there is collection risk related to accounts receivable and retainage amounts due from the customer involved in the dispute discussed above. We believe that the underlying invoices were prepared and submitted to the customer pursuant to the terms of the contract, but the customer has not paid them when due. The last payment received from the customer was in January 2019. We believe that we are entitled to receive payments for these billings and we are confident that payments will be made. However, the collection time for these amounts, approximately $17.1 million in total, may be extended substantially and could depend on the resolution of the outstanding legal matter.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-02, Leases, which amends the existing guidance and requires the recognition of operating leases in the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. The pronouncement will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities presented in the financial statements. We adopted this pronouncement on February 1, 2019 using the permitted modified retrospective approach. Accordingly, the Company will make the required additions to the consolidated balance sheet for right-to-use assets and the corresponding lease liabilities in the range between $1.0 million to $2.0 million for operating leases existing on the adoption date.

The new accounting for leases is not expected to have a material effect on our operating results in the future. Prior year financial statements will not be restated. We do intend to make the “short-term” election, as permitted by the new standard, not to apply the new accounting to those leases with terms of twelve (12) months or less and that do not include options to purchase the underlying assets that we are reasonably certain to exercise. Our material operating leases, representing arrangements with initial lease terms greater than one year, primarily cover office and manufacturing facilities. We do not have any material finance leases as of February 1, 2019.

In 2016, the FASB also issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments. The scope of this new standard covers, among other provisions, the methods that businesses shall use to estimate amounts of uncollectible accounts receivable. As subsequently amended, we do not expect that the requirements of this new guidance, which becomes effective for us on February 1, 2020, will materially effect our consolidated financial statements.

There are no other recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of January 31, 2019, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 9 to the accompanying consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at 30-day LIBOR plus 2.0%.

As of January 31, 2019, the weighted average annual interest rate on our short-term investments of $132.0 million was 2.6%. During Fiscal 2019, 2018 and 2017, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

To illustrate the potential impact of changes in interest rates on our results of operations, we have performed the following hypothetical analysis, which assumes that our consolidated balance sheet as of January 31, 2019 remains constant, and no further actions are taken to alter our existing interest rate sensitivity (dollars in thousands). As the weighted average interest rate on our short-term investments was 2.6% at January 31, 2019, the largest decrease in the interest rates presented above is 260 basis points.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Earnings (pre-tax)
Up 300 basis points	$1,329	$—	$1,329
Up 200 basis points	886	—	886
Up 100 basis points	443	—	443
Down 100 basis points	(443)	—	(443)
Down 200 basis points	(886)	—	(886)
Down 260 basis points	(1,136)	—	(1,136)

With the acquisition of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (US dollars). Such effects are recognized in accumulated other comprehensive income (loss), which is net of tax when applicable.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements on page 50 of this Annual Report on Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

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

Management assessed our internal control over financial reporting as of January 31, 2019, the end of the fiscal year, based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2019 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

The information required by the items of the Annual Report on Form 10-K, Part III, that are identified below will be incorporated by reference to our 2019 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11.  EXECUTIVE COMPENSATION.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS.

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended. (a)
3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the registrant’s Annual Report on Form 10-K filed on April 15, 2009.
10.1	Argan, Inc. 2011 Stock Plan (Revised as of 4-16-15). Incorporated by reference to the registrant’s Proxy Statement filed on Schedule 14A on May 8, 2015.

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

ARGAN, INC.

April 10, 2019	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer	April 10, 2019
Rainer H. Bosselmann	(Principal Executive Officer)

/s/ Cynthia A. Flanders	Director	April 10, 2019
Cynthia A. Flanders

/s/ Peter W. Getsinger	Director	April 10, 2019
Peter W. Getsinger

/s/ William F. Griffin	Director	April 10, 2019
William F. Griffin

/s/ John R. Jeffrey	Director	April 10, 2019
John R. Jeffrey

/s/ William F. Leimkuhler	Director	April 10, 2019
William F. Leimkuhler

/s/ W. G. Champion Mitchell	Director	April 10, 2019
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 10, 2019
James W. Quinn

/s/ Brian R. Sherras	Director	April 10, 2019
Brian R. Sherras

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2019 and 2018, the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 10, 2019 expressed an unqualified opinion.

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

April 10, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of Argan, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 31, 2019, and our report dated April 10, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

April 10, 2019

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JANUARY 31,

(In thousands, except per share data)

	2019	2018	2017

REVENUES	$482,153	$892,815	$675,047
Cost of revenues	399,715	743,490	528,336
GROSS PROFIT	82,438	149,325	146,711
Selling, general and administrative expenses	40,710	41,764	32,478
Impairment losses	1,491	584	1,979
INCOME FROM OPERATIONS	40,237	106,977	112,254
Other income, net	6,981	5,648	2,278
INCOME BEFORE INCOME TAXES	47,218	112,625	114,532
Income tax benefit (expense)	4,651	(40,279)	(37,106)
NET INCOME	51,869	72,346	77,426
Net (loss) income attributable to non-controlling interests	(167)	335	7,098
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	52,036	72,011	70,328

Foreign currency translation adjustments	(1,768)	2,184	(197)
COMPREHENSIVE INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$50,268	$74,195	$70,131

EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$3.34	$4.64	$4.67
Diluted	$3.32	$4.56	$4.50

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,569	15,522	15,066
Diluted	15,693	15,780	15,625

CASH DIVIDENDS PER SHARE (Note 15)	$1.00	$1.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(Dollars in thousands, except per share data)

	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$164,318	$122,107
Short-term investments	132,213	311,908
Accounts receivable, net	36,174	26,287
Contract assets	58,357	13,847
Other current assets	25,286	10,878
TOTAL CURRENT ASSETS	416,348	485,027
Property, plant and equipment, net	19,778	15,299
Goodwill	32,838	34,329
Other purchased intangible assets, net	6,137	7,149
Deferred taxes	1,257	439
Other assets	290	426
TOTAL ASSETS	$476,648	$542,669

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$44,427	$100,238
Accrued expenses	29,500	35,360
Contract liabilities	8,349	47,664
TOTAL CURRENT LIABILITIES	82,276	183,262
Deferred taxes	—	1,279
TOTAL LIABILITIES	82,276	184,541

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 15,577,102 and 15,570,952 shares issued at January 31, 2019 and 2018, respectively; 15,573,869 and 15,567,719 shares outstanding at January 31, 2019 and 2018, respectively	2,337	2,336
Additional paid-in capital	144,961	143,215
Retained earnings	247,616	211,112
Accumulated other comprehensive (loss) income	(346)	1,422
TOTAL STOCKHOLDERS’ EQUITY	394,568	358,085
Non-controlling interests	(196)	43
TOTAL EQUITY	394,372	358,128
TOTAL LIABILITIES AND EQUITY	$476,648	$542,669

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2019, 2018 AND 2017

(Dollars in thousands)

	Common Stock		Additional		Accumulated
	Outstanding Shares	Par Value	Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Gain	Non-controlling Interests	Total Equity

Balances, February 1, 2016	14,836,469	$2,226	$117,274	$99,581	$(565)	$3,339	$221,855
Net income	—	—	—	70,328	—	7,098	77,426
Foreign currency translation loss	—	—	—	—	(197)	—	(197)
Stock compensation expense	—	—	2,344	—	—	—	2,344
Exercise of stock options	621,750	93	15,808	—	—	—	15,901
Cash distributions to joint venture partner	—	—	—	—	—	(9,500)	(9,500)
Cash dividends	—	—	—	(15,260)	—	—	(15,260)

Balances, January 31, 2017	15,458,219	2,319	135,426	154,649	(762)	937	292,569
Net income	—	—	—	72,011	—	335	72,346
Foreign currency translation gain	—	—	—	—	2,184	—	2,184
Stock compensation expense	—	—	4,651	—	—	—	4,651
Exercise of stock options	109,500	17	3,138	—	—	—	3,155
Cash distributions to joint venture partner	—	—	—	—	—	(1,229)	(1,229)
Cash dividends	—	—	—	(15,548)	—	—	(15,548)

Balances, January 31, 2018	15,567,719	2,336	143,215	211,112	1,422	43	358,128
Adoption of ASC Topic 606	—	—	—	38	—	—	38
Net income (loss)	—	—	—	52,036	—	(167)	51,869
Foreign currency translation loss	—	—	—	—	(1,768)	—	(1,768)
Stock compensation expense	—	—	1,645	—	—	—	1,645
Exercise of stock options	6,150	1	101	—	—	—	102
Cash distributions to joint venture partner	—	—	—	—	—	(72)	(72)
Cash dividends	—	—	—	(15,570)	—	—	(15,570)

Balances, January 31, 2019	15,573,869	$2,337	$144,961	$247,616	$(346)	$(196)	$394,372

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(In thousands)

	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$51,869	$72,346	$77,426
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation	3,422	2,779	2,043
Stock compensation expense	1,645	4,651	2,344
Impairment losses (Note 7)	1,491	584	1,979
Amortization of purchased intangible assets	1,012	1,032	1,163
Change in accrued interest on short-term investments	695	(1,112)	(698)
Deferred income tax (benefit) expense	(2,139)	(64)	1,237
Other (Note 11)	(996)	(136)	1,215
Changes in operating assets and liabilities
Accounts receivable	(10,200)	(5,687)	817
Other assets	(15,160)	(4,574)	(668)
Accounts payable and accrued expenses	(60,187)	(6,164)	59,522
Changes in contracts-in-progress, net (Note 4)	(83,774)	(136,448)	112,664
Net cash (used in) provided by operating activities	(112,322)	(72,793)	259,044

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	370,000	587,500	354,000
Purchases of short-term investments	(191,000)	(542,500)	(595,000)
Purchases of property, plant and equipment	(8,599)	(4,826)	(2,811)
Changes in notes receivable	225	(1,500)	—
Net cash provided by (used in) investing activities	170,626	38,674	(243,811)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(15,570)	(15,548)	(15,260)
Proceeds from the exercise of stock options	102	3,155	15,901
Distributions to joint venture partners	(72)	(1,229)	(9,500)
Net cash used in financing activities	(15,540)	(13,622)	(8,859)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(553)	2,650	(85)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	42,211	(45,091)	6,289
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	122,107	167,198	160,909
CASH AND CASH EQUIVALENTS, END OF YEAR	$164,318	$122,107	$167,198

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$3,900	$44,309	$36,861

Cash paid for interest (Note 11)	$659	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2019, 2018 AND 2017

(Tabular amounts in thousands, except per share data)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), which provided 53%, 88% and 85% of consolidated revenues for the fiscal years ended January 31, 2019 (“Fiscal 2019”), 2018 (“Fiscal 2018”) and 2017 (“Fiscal 2017”), respectively; The Roberts Company, Inc. (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”) and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter collectively referred to as the “Company.”

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and consulting services to the power generation and renewable energy markets. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms. Including consolidated joint ventures and variable interest entities (“VIEs”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern United States (the “US”) and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems, pressure vessels and heat exchangers. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of Argan, its wholly owned subsidiaries, its financially-controlled joint ventures and any variable interest entities for which the Company is deemed to be the primary beneficiary (see Note 3). All significant inter-company balances and transactions have been eliminated in consolidation. Certain comparative amounts in the consolidated balance sheet and the consolidated statements of cash flows were reclassified to conform to the current year presentation. In Note 17, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. The Company’s fiscal year ends on January 31 of each year.

Use of Estimates — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make use of estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses, and certain financial statement disclosures. Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but are not limited to, the Company’s accounting for revenue recognition, the valuation of assets with long and indefinite lives including goodwill, the valuation of options to purchase shares of the Company’s common stock, the evaluation of contingent obligations and uncertain income tax return positions, the valuation of deferred taxes, and the determination of the allowance for doubtful accounts. Actual results could differ from these estimates.

Property, Plant and Equipment — Property, plant and equipment are stated at cost less accumulated depreciation. Such assets acquired in a business combination are initially included in the Company’s consolidated balance sheet at fair values. The Company capitalizes the power plant project development costs incurred by its consolidated variable interest entities. Should these construction preparation efforts be unsuccessful, the costs would be written-off at that time. Depreciation amounts are determined using the straight-line method over the estimated useful lives of the assets, other than land, which are generally from five to thirty-nine years. Building and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the related asset or the lease term, as applicable. The costs of maintenance and repairs are expensed as incurred and major improvements are capitalized. When an asset is sold or retired, the cost and related accumulated depreciation amounts are removed from the accounts and the resulting gain or loss is included in earnings.

Goodwill — At least annually, the Company reviews the carrying value of goodwill amounts for impairment. The goodwill impairment test is performed using the prescribed business valuation process unless the consideration of a possible goodwill impairment conducted pursuant to the permitted, simplified qualitative approach results in a conclusion that it is unlikely that an impairment has occurred.

A reporting entity identifies a potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is determined using various market-based and income-based valuation techniques as applicable in the particular circumstances. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed impaired. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recorded in an amount equal to the excess of the unit’s carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit. Nonetheless, the Company evaluates any amounts of goodwill for impairment more frequently if events or changes in circumstances indicate that goodwill value may be impaired.

The simplified method allows an entity to first assess qualitative factors to determine whether it is necessary to perform the more complex quantitative goodwill impairment test. An entity is not required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance includes discussions of the types of factors which the Company considers in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors.

Long-Lived Assets — Long-lived assets, consisting primarily of purchased intangible assets with definite lives, property, plant and equipment, are subject to review for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. In such circumstances, the Company would compare the carrying value of the long-lived asset to the undiscounted future cash flows expected to result from the use of the asset. In the event that the Company would determine that the carrying value of the asset is not recoverable, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value would be determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets are described in Note 7.

Revenue Recognition — Effective February 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” and a series of amendments which together hereinafter are referred to as “ASC Topic 606”, using the permitted modified retrospective method. Accordingly, the new guidance was applied retrospectively to contracts that were not completed as of the adoption date. Financial results for the year ended January 31, 2019 have been presented under ASC Topic 606, while prior period operating result amounts have not been adjusted and are reported in accordance with previous guidance. See Note 4 for additional discussion about the adoption of ASC Topic 606 and its impact on the Company’s consolidated financial statements.

The new standard outlines a single comprehensive model for entities to use in accounting for revenues arising from contracts with customers. Central to the new revenue recognition framework is a five-step revenue recognition model that requires reporting entities to:

1.        Identify the contract,

2.   Identify the performance obligations of the contract,

3.   Determine the transaction price of the contract,

4.   Allocate the transaction price to the performance obligations, and

5.   Recognize revenue.

The Company focuses on the transfer of the contractor’s control of the goods and/or services to the customer, as opposed to the transfer of risk and rewards. Major provisions of the new standard cover the determination of which goods and services are distinct and represent separate performance obligations, the appropriate treatments for variable consideration, and the evaluation of whether revenues should be recognized at a point in time or over time. Where a performance obligation is satisfied over time, the related revenues are also recognized over time.

The transaction price for a contract represents the value of the contract awarded to the Company that is used to determine the amount of revenues recognized as of the balance sheet date. It may reflect amounts of variable consideration, which could be either increases or decreases to the transaction price. These adjustments can be made from time-to-time during the period of contract performance as circumstances evolve related to such items as variations in the scope and price of contracts, claims, incentives and liquidated damages.

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

Most of the Company’s long-term contracts are considered to have a single performance obligation. Although multiple promises to transfer individual goods or services may exist, they are not typically distinct within the context of our contracts because our contract promises are interrelated or they require the Company to perform critical integration so that the customer receives a completed project. Warranties provided under the Company’s contracts with customers are assurance-type and are included as elements of the single performance obligations. Under previous revenue recognition guidance, the Company also generally accounted for its long-term contracts as single units of account (i.e., a single performance obligation).

Most of the Company’s revenues are recognized primarily under various types of long-term construction contracts, including those for which revenues are based on either a fixed price, time and materials or cost-plus-fee basis, and primarily over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer. Significant contracts typically have durations of three months to three years. Revenues from fixed price contracts, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage-of-completion method. However, costs incurred on a particular contract that are related to materials or equipment items over which the corresponding project owner has yet to obtain control shall be excluded from the measurement of progress toward the satisfaction of the corresponding performance obligation determined as of the report date. If at any time, the estimate of contract profitability indicates an anticipated loss on a contract, the Company will recognize the total loss in the the reporting period that it is identified and an amount is estimable. Revenues from time and materials contracts are recognized when the related services are provided to the customer. Revenues from cost-plus-fee construction contracts are recognized on the basis of costs incurred during the period plus the fee earned, measured using the cost-to-cost method.

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

The proper accounting for certain costs that may be incurred to obtain contracts or costs that may be incurred to fulfill contracts but do not represent actual progress, has been altered by the new guidance. Such costs, when material, are capitalized, are treated as contract assets, and generally are amortized to contract costs over the corresponding contract performance period.

Income Taxes — Deferred tax assets and liabilities are recognized using enacted tax rates for the effects of temporary differences between the book and tax bases of assets and liabilities. If management believes that it is more likely than not that some portion or all of a deferred tax asset will not be realized, the carrying value will be reduced by a valuation allowance.

The Company accounts for uncertain tax positions in accordance with current accounting guidance which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on our consolidated tax return. Management evaluates and the Company records the effect of any uncertain tax position based on the amount that management deems is more likely than not (i.e., greater than a 50% probability) to be sustained upon examination and ultimate settlement with the tax authorities in the applicable tax jurisdiction (see Note 13).

Interest incurred related to overdue income taxes is included in income tax expense; income tax penalties are included in selling, general and administrative expenses.

Share-Based Payments — The Company measures and recognizes compensation expense for all share-based payment awards made to employees and directors based upon fair value at the date of award using a fair value based option pricing model primarily. The compensation expense is recognized on a straight-line basis over the requisite service period.

For each exercise of a stock option, the Company determines whether the difference between the deduction for income tax reporting purposes created at that time and the related compensation expense previously recorded for financial reporting purposes results in either an excess income tax benefit or an income tax deficiency which is recognized, accordingly, as income tax benefit or expense in the corresponding consolidated statement of earnings.

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

Foreign Currency Translation — The accompanying consolidated financial statements are presented in US dollars. The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US dollars) are recognized as translation adjustments in accumulated other comprehensive income (loss). There are no applicable income taxes. The translation of assets and liabilities to US dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of earnings amounts is made monthly at the average currency exchange rate for the month. Net foreign currency transaction gains and losses were included in the other income section of the Company’s consolidated statements of earnings for the years ended January 31, 2019, 2018 and 2017; such amounts were not material.

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases, which amends the existing guidance and requires the recognition of operating leases in the balance sheet. For these leases, companies will record assets for the rights and liabilities for the obligations that are created by the leases. The pronouncement will require disclosures that provide qualitative and quantitative information for the lease assets and liabilities presented in the financial statements. The Company adopted this pronouncement on February 1, 2019 using the permitted modified retrospective approach. Accordingly, the Company will make the required balance sheet additions to consolidated assets and liabilities for operating leases existing on the adoption date. The new accounting for leases is not expected to have a material effect on the Company’s operating results in the future. Prior year consolidated financial statements will not be restated. The Company intends to make the election, as permitted by the new standard, not to apply the new accounting to those leases with terms of twelve (12) months or less and that do not include options to purchase the underlying assets that the Company is reasonably certain to exercise.

The Company’s material operating leases, representing noncancelable arrangements with initial lease terms greater than one year, primarily cover office and manufacturing facilities. The Company estimates that the aggregate amount of both the right-to-use assets and the corresponding lease liabilities will range between $1.0 million to $2.0 million on February 1, 2019. Note 10 to the consolidated financial statements presents the table of the future lease payments under the Company’s operating leases as of January 31, 2019. The Company does not have any material capital leases as of January 31, 2019.

NOTE 3 — SPECIAL PURPOSE ENTITIES

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities for the construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction services (“EPC”) contract that has been negotiated and announced. The account balances of the VIE are included in the consolidated financial statements, including the development costs incurred during Fiscal 2019 in the amount of $1.9 million (see Note 8). To date, the VIE has been engaged in the lengthy process of obtaining interconnect privileges and operating permits, arranging the supply of fuel, completing an electricity supply contract, pursuing ownership for the completed plants and securing permanent financing for the projects.

Construction Joint Ventures

GPS assigned its EPC contracts for two natural gas-fired power plants, which were substantially completed during Fiscal 2018, to two separate joint ventures that were formed in order to perform the work for the applicable project and to spread the bonding risk of each project. Both joint ventures were liquidated in October 2018 and final cash distributions in the amount of approximately $0.1 million were made to the Company’s joint venture partner. Due to the financial control of GPS, the accounts of the joint ventures were included in the Company’s consolidated financial statements.

NOTE 4 — REVENUES FROM CONTRACTS WITH CUSTOMERS

Impact of the Adoption of the New Accounting Standard

The effect of the adoption of ASC Topic 606 on retained earnings as of February 1, 2018 was an income tax-effected increase of less than $0.1 million. The differences between the Company’s reported operating results for Fiscal 2019, which reflect the application of the new standard on the Company’s contracts, and the results that would have been reported if the accounting was performed pursuant to the accounting standards previously in effect, were not material.

In accordance with the new standard, the Company has reported balances for contract assets and contract liabilities in its consolidated balance sheet as of January 31, 2019. Balances as of January 31, 2018 for the accounts identified below were recast in order to conform to the presentation as of January 31, 2019:

	Balances	Impact of the	Classification
	Reported Previously	Adoption of ASC Topic 606	Under ASC Topic 606
Accounts receivable, net	$95,971	$(69,684)	$26,287
Costs and estimated earnings in excess of billings	4,887	(4,887)	—
Contract assets	—	13,847	13,847
Billings in excess of costs and estimated earnings	108,388	(108,388)	—
Contract liabilities	—	47,664	47,664

The total of amounts retained by project owners under construction contracts at January 31, 2019 and 2018 were $15.3 million and $69.7 million, respectively. Such retainage amounts represent funds withheld by project owners until a defined phase of a contract or project has been completed and accepted by the project owner and do not reflect financing components. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered to be current assets regardless of the term of the applicable contract and amounts are generally collected by the completion of the applicable contract.

The increase in contracts-in-progress, net, during Fiscal 2019 in the amount of $83.8 million was caused primarily by a decline of $99.7 million in billings in excess of costs and estimated earnings and an increase in costs and estimated earnings in excess of billings in the amount of $33.8 million, offset partially by a decrease in customer retainages in the amount of $54.4 million. Revenues recognized during Fiscal 2019 that were considered contract liabilities as of January 31, 2018 totaled $46.2 million. During Fiscal 2018, a decrease of $100.9 million in the amounts of billings in excess of costs and estimated earnings, an increase in customer retainages in the amount of $33.9 million, and an increase of $1.7 million in the amounts of costs incurred and estimated earnings recorded on certain contracts in excess of the amounts of billings on those contracts were the primary factors in the use of cash in the amount of $136.4 million related to contracts-in-progress.

Variable Consideration

Contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price and are reflected in revenues when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at January 31, 2019 was $18.8 million. The effects of any revision to a transaction price can be determined at any time and they could be material. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations.

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

The Company records adjustments in revenues and profits on contracts, including those associated with contract variations and estimated cost changes, using a cumulative catch-up method. Under this method, the impact of an adjustment to the amount of revenues recognized to date is recorded in the period that the adjustment is identified. Estimated variable consideration amounts are determined by the Company based primarily on the single most likely amount in the range of possible consideration amounts. Revenues and profits in future periods of contract performance are recognized using the adjusted amounts of transaction price and estimated contract costs. During Fiscal 2019, the net impact on revenues of changes that the Company made to transaction prices and to estimates of the costs-to-complete active contracts was an increase of approximately $32.6 million.

Remaining Unsatisfied Performance Obligations (“RUPO”)

The amount of the Company’s RUPO represents the unrecognized revenue value of active contracts with customers as determined under ASC Topic 606. Increases to RUPO during a reporting period represent the transaction prices associated with new contracts, as well as additions to the transaction prices of existing contracts. The amounts of such changes may vary significantly each reporting period based on the timing of major new contract awards and the occurrence and assessment of contract variations. At January 31, 2019, the Company had RUPO of $99.4 million, all of which is expected to be recognized as revenues during the year ending January 31, 2020. Although the amount of reported RUPO includes business that is considered to be firm, it is important to note that cancellations, deferrals or scope adjustments may occur. RUPO may be adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as applicable.

Disaggregation of Revenues

The following table presents consolidated revenues for Fiscal 2019, Fiscal 2018 and Fiscal 2017, disaggregated by the geographic area where the work was performed:

	2019	2018	2017
United States	$371,609	$870,029	$663,181
United Kingdom	81,319	12,244	201
Republic of Ireland	28,352	10,542	11,411
Other	873	—	254

Consolidated Revenues	$482,153	$892,815	$675,047

The consolidated revenues are disaggregated by reportable segment in Note 17 to the consolidated financial statements. Prior period financial operating results have not been adjusted for the adoption of ASC Topic 606 under the Company’s application of the modified retrospective method.

NOTE 5 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At January 31, 2019 and 2018, a significant amount of cash and cash equivalents was invested in a money market fund with net assets invested in high-quality money market instruments. Such investments include US Treasury obligations; obligations of US Government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by US Government obligations. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of January 31, 2019 and 2018 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 250 days and 293 days, respectively (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of January 31, 2019 and 2018 included accrued interest of $1.2 million and $1.9 million, respectively. Interest income is recorded when earned and is included in other income. As of January 31, 2019 and 2018, the weighted average annual interest rates of the CDs were 2.6% and 1.5%, respectively.

The Company has cash on deposit in excess of federally insured limits at the Bank and has purchased CDs from the Bank. Management does not believe that maintaining substantially all such assets with the Bank or investing in a liquid mutual fund represent material risks. The Company does maintain additional amounts of cash on deposit in various foreign currencies to support the operations of APC.

NOTE 6 — ACCOUNTS AND NOTES RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition without requiring collateral. Exposure to losses on accounts and notes receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on a review of each currently outstanding account and considers its historical experience with customers having overdue amounts. As of January 31, 2019, there were outstanding invoices, with balances included in accounts receivable and contract assets in the aggregate amount of $17.1 million, for which the collection time may be extended and depend on the resolution of the outstanding legal dispute between the parties. At January 31, 2019 and 2018, the balances of the Company’s allowance for uncollectible accounts were insignificant.

The amounts of the provision for uncollectible accounts and notes receivable were $0.2 million, $0.3 million and $1.2 million for Fiscal 2019, 2018 and 2017, respectively, and were included in selling, general and administrative expenses for the corresponding year.

NOTE 7 — PURCHASED INTANGIBLE ASSETS

At January 31, 2019, the goodwill balances related to the acquisitions of GPS, TRC and APC were $18.5 million, $12.3 million and $2.0 million, respectively. For income tax reporting purposes, goodwill related to acquisitions in the approximate amount of $16.4 million is being amortized on a straight-line basis over periods of 15 years. The other amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.

The Company performed a goodwill impairment assessment for TRC as of November 1, 2018 with the assistance of a professional business valuation firm. It was determined that the fair value of TRC was less than the corresponding carrying value and a goodwill impairment loss of approximately $1.5 million was recorded. The fair value amount for TRC determined as of November 1, 2018 reflected a weighting of results determined using various business valuation approaches. As in the past, the majority of the weighted average fair value was based on the result of modeling discounted future net-after-tax cash flows of the business. The discounted cash flows of TRC were based on a management forecast of operating results. The forecast reflects an average annual growth in revenues of 4.9% over the next seven years with forecasted annual earnings before interest and taxes increasing to 6.5% of revenues by the year ending January 31, 2026. Although the Company believes that the projected financial results are reasonable considering the improved operating results achieved by TRC for the nine months ended October 31, 2018 and the current business prospects, any future results that would compare unfavorably with the projected results could result in additional material goodwill impairment losses. No events related to TRC occurred during the fourth quarter of Fiscal 2019 that caused the Company to perform a subsequent impairment assessment.

The forecasting of TRC’s future financial results as of November 1, 2017 by its management team presented a less favorable outlook for TRC at that time than in the past. With the forecast information and using various valuation analyses, including discounted net-after-tax cash flow estimates, management determined that the goodwill associated with this segment was impaired at that date. The corresponding impairment loss of $0.6 million was recorded and included in the consolidated statement of earnings for Fiscal 2018.

Early in the year ended January 31, 2017, construction work was suspended on APC’s largest project at that time, which represented over 90% of project backlog, and APC was incurring operating losses. In addition, it was feared that the United Kingdom (the “UK”), considered APC’s most promising future market, would suffer unfavorable economic consequences of its vote to leave the European Economic Union (Brexit). Given these events, the Company performed a valuation of APC which indicated that the carrying value of the reporting unit exceeded its fair value at that time. As a result, APC recorded a goodwill impairment loss of approximately $2.0 million in Fiscal 2017. As the operating results and business prospects of APC have improved since then, despite the continuing uncertainities relating to Brexit and suspended capacity payments to power plant owners, no additional impairment of the goodwill of APC has occurred.

The Company’s purchased intangible assets, other than goodwill, consisted of the following elements as of January 31, 2019.

		2019			2018
	Estimated Useful Life	Gross Amounts	Accumulated Amortization	Net Amounts	Net Amounts
Trade names
TRC	15 years	$4,499	$950	$3,549	$3,849
GPS	15 years	3,643	2,949	694	936
SMC	indefinite	181	—	181	181
Process certifications	7 years	1,897	858	1,039	1,310
Customer relationships	4-10 years	1,346	672	674	873
Totals		$11,566	$5,429	$6,137	$7,149

The Company determined the fair values of the trade names using a relief-from-royalty methodology. The Company believes that the useful lives of the trade names for GPS and TRC represent the number of years that such intangibles are expected to contribute to future cash flows. In order to value the process certifications of TRC, the Company applied a new reproduction cost method that required the estimation of the costs to replace the assets with certifications that would have the same functionality or utility as the acquired assets. Other purchased intangible assets presented in the table above include primarily the fair values estimated for acquired project backlogs, other customer relationships and non-compete agreements. There were no additions to other purchased intangible assets during the years ended January 31, 2019 and 2018, nor were there any impairment losses related to the assets for those years. Amortization expense related to purchased intangible assets for Fiscal 2019, 2018 and 2017 were $1.0 million, $1.0 million and $1.2 million, respectively.

The future amounts of amortization related to purchased intangibles are presented below for the years ending January 31,:

2020	$954
2021	905
2022	870
2023	617
2024	392
Thereafter	2,218
Total	$5,956

NOTE 8 — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at January 31, 2019 and 2018:

	2019	2018
Land and improvements	$863	$863
Building and improvements	6,000	5,427
Furniture, machinery and equipment	17,779	13,531
Trucks and other vehicles	4,918	4,293
Project development costs	2,149	210
	31,709	24,324
Less - accumulated depreciation	11,931	9,025
Property, plant and equipment, net	$19,778	$15,299

Project development costs have been incurred by the Company’s consolidated variable interest entity (see Note 3) in preparation for building a new gas-fired power plant. Such costs include engineering costs, professional fees and permitting fees. Depreciation for property, plant and equipment was $3.4 million, $2.8 million and $2.0 million for Fiscal 2019, 2018 and 2017, respectively, which amounts were charged substantially to selling, general and administrative expenses in each year. The costs of maintenance and repairs were $3.1 million, $2.4 million and $2.3 million for Fiscal 2019, 2018 and 2017, respectively, which amounts were charged substantially to selling, general and administrative expenses each year as well.

NOTE 9 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017, which superseded the Company’s prior agreement with the Bank. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.0%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. As of January 31, 2019 and 2018, the Company had credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $15.2 million and $18.9 million, respectively.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of January 31, 2019 and 2018, the Company was compliant with the financial covenants of the Credit Agreement.

NOTE 10 — COMMITMENTS

The Company leases certain office space, other facilities and certain equipment under non-cancelable operating leases expiring on various dates through May 2024. Certain leases contain renewal options. The future minimum lease payments presented below also include amounts due under a long-term lease covering the primary offices and plant for TRC with the founder and current chief executive officer of TRC at an annual rate of $0.3 million through April 30, 2020, as well as amounts due under a long-term lease covering the primary offices for APC with a group that includes several of its current and former executives at an annual rate of less than $0.1 million through January 1, 2024. None of the Company’s leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

The following is a schedule of future minimum lease payments for the operating leases that had initial or remaining non-cancelable lease terms in excess of one year as of January 31, 2019:

2020	$699
2021	355
2022	262
2023	212
2024	155
Thereafter	31
Total	$1,714

The Company also uses equipment and occupies other facilities under cancelable or short-term rental agreements. Rent expense related to lease and rental arrangements incurred on construction projects and included in the costs of revenues was $11.4 million, $20.3 million and $13.2 million for Fiscal 2019, 2018 and 2017, respectively. Rent expense amounts included in selling, general and administrative expenses were $0.7 million, $0.7 million and $0.6 million for Fiscal 2019, 2018 and 2017, respectively.

NOTE 11 — CONTINGENCIES

In the normal course of business, the Company may have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material adverse effect on the Company’s consolidated financial statements other than as described below. The material amounts of any legal fees expected to be incurred in connection with legal matters are accrued when such amounts are estimable.

Legal Matters

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. In addition, PPS placed liens on the property of customers in several states where work was performed by PPS and it also filed a claim in Tennessee against the bond issued on behalf of TRC relating to one significant project located there. On March 4, 2016, TRC filed responses to the claims of PPS, asserting that PPS failed to deliver a number of items required by the applicable contract between the parties, that the invoices rendered by PPS covering the disputed services would not be paid until such deliverables were supplied, and that certain sums were owed to it by PPS for services, furniture, fixtures, equipment, and software that were supplied by TRC on behalf of PPS. The amounts invoiced by PPS were accrued by TRC and the corresponding liability amounts were included in accounts payable in the consolidated balance sheet as January 31, 2018. TRC did not record an account receivable for the amounts it believed were owed to it by PPS. A mediation effort was attempted in 2016 but it was unproductive in resolving the disputes. In December 2017, an amended complaint was filed by the plaintiff. TRC filed an amended counterclaim and the discovery process began. In July 2018, the parties agreed to a settlement of all claims made against each other with TRC agreeing to make a payment to PPS in the amount of $0.9 million. As the total of the previously accrued amounts exceeded the negotiated settlement amount, the Company recorded a gain on the settlement in the amount of $1.4 million that is included in other income for Fiscal 2019.

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

In January 2019, GPS filed a lawsuit against Exelon West Medway II, LLC and Exelon Generation Company, LLC (together referred to as “Exelon”) for Exelon’s breach of contract and failure to remedy various conditions which negatively impacted the schedule and the costs associated with the construction by GPS of a gas-fired power plant for Exelon in Massachusetts. As a result, Exelon has received the benefits of the construction without making payments to GPS for the value received. On March 7, 2019, Exelon provided GPS with a notice intending to terminate the EPC contract under which GPS had been providing services to Exelon. At that time, the construction project was nearly complete and both of the power generation units included in the plant successfully reached first fire. The completion of various prescribed performance tests and the clearance of punch-

list items were the primary tasks necessary to be accomplished by GPS in order to achieve substantial completion of the power plant. Nevertheless and among other actions, Exelon has provided contractual notice requiring GPS to vacate the construction site, has made claims against GPS and has withheld payments from GPS on invoices rendered to Exelon in accordance with the terms of the EPC contract between the parties. With vigor, GPS intends to assert its rights under the EPC contract, to pursue the collection from Exelon of amounts owed under the contract and to defend itself against the allegations that GPS has not performed in accordance with the contract.

Self-Insurance

TRC has elected to retain portions of future losses, if any, through the loss retention features of certain insurance policies and the use of self-insurance for exposures related to worker’s compensation and certain employee health insurance claims. Liabilities in excess of contractually limited amounts are the responsibility of an insurance carrier. To the extent that the Company retains the risks for these exposures, including claims incurred but not reported, liabilities have been accrued based upon the Company’s best estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near-term. Management believes that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded accruals, will not have a material adverse effect on the Company’s future results of operations, financial position or cash flow. At January 31, 2019 and 2018, the aggregate amounts established to cover self-insured and other retained losses were included in the balances of accrued expenses in the consolidated balance sheets. Beginning in calendar year 2017, the employee health benefits for the employees of TRC were fully insured.

Warranty Costs

Many of the Company’s construction contracts contain warranty provisions covering defects in equipment, materials, design or workmanship that typically run from nine to twenty-four months after the completion of construction. Because of the nature of the Company’s projects, including project owner inspections of the work both during construction and prior to substantial completion, the Company has not experienced material unexpected warranty costs. However, provision for estimated warranty costs, if any, is made in the period in which such costs become probable. The corresponding liabilities are periodically adjusted to reflect actual experience. Warranty costs are estimated based on the Company’s experience with the type of work and any known risks relative to each completed project. At January 31, 2019 and 2018, the amounts established to cover future warranty costs under completed EPC contracts were included as contract liabilities in the consolidated balance sheets.

Performance Bonds

In the ordinary course of business, customers may request that the Company obtain surety bonds in connection with construction contract performance obligations. The Company would be obligated to reimburse the issuer of such surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. From time to time, GPS arranges for bonding to be issued by the Company’s surety firm for the benefit of an owner of an energy project for which GPS is generally not providing construction services. GPS collects fees from the project owner as consideration for the use of the Company’s bonding capacity. As of January 31, 2019 and 2018, the amount of outstanding surety bonds issued under such arrangements was $11.1 million.

NOTE 12 — STOCK-BASED COMPENSATION

The Company’s board of directors may make awards under the 2011 Stock Plan (the “Stock Plan”) to officers, directors and key employees. Awards may include incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted or unrestricted stock. All stock options awarded under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant. ISOs shall have a term no longer than ten years; NSOs may have up to a ten-year term. In the past, stock options typically became exercisable one year from the date of award. Commencing in January 2018, stock options were awarded with three-year vesting schedules. As of January 31, 2019, there were approximately 1.8 million shares of the Company’s common stock reserved for issuance under the Company’s stock plans. This number includes 610,500 shares of the Company’s common stock available for future awards.

Summaries of stock option activity under the Company’s stock option plans for Fiscal 2019, 2018 and 2017, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2016	1,064	$26.38	6.36	$6.91
Granted	270	$57.88
Exercised	(622)	$25.57
Forfeited	(5)	$36.73
Outstanding, January 31, 2017	707	$39.04	7.82	$10.22
Granted	302	$53.49
Exercised	(110)	$28.81
Forfeited	(10)	$71.75
Outstanding, January 31, 2018	889	$44.83	7.91	$11.74
Granted	257	$40.54
Exercised	(6)	$17.19
Outstanding, January 31, 2019	1,140	$44.01	7.54	$11.22

Exercisable, January 31, 2019	765	$44.82	5.97	$11.79

The changes in the number of non-vested options to purchase shares of common stock for Fiscal 2019, 2018 and  2017, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2016	300	$8.97
Granted	270	$14.93
Vested	(300)	$8.97
Non-vested, January 31, 2017	270	$14.93
Granted	302	$13.55
Vested	(260)	$15.31
Forfeitures	(10)	$19.14
Non-vested, January 31, 2018	302	$13.55
Granted	257	$9.31
Vested	(184)	$14.75
Non-vested, January 31, 2019	375	$10.05

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

Compensation expense related to stock awards was $1.6 million, $4.7 million, and $2.3 million for Fiscal 2019, 2018 and 2017, respectively. At January 31, 2019, there was $3.8 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years. The total intrinsic values for the stock options exercised during Fiscal 2019, 2018 and 2017 were $0.2 million, $3.6 million and $18.4 million, respectively. At January 31, 2019, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $6.0 million and $5.5 million, respectively.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that its past stock option exercise activity is sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options.

The risk-free interest rates and expected volatility factors used in the determinations of the fair value of stock options awarded during Fiscal 2019 ranged from 2.4% to 2.9% and from 33.0% to 36.0%, respectively. For stock options awarded during Fiscal 2018, the comparable ranges were 1.5% to 2.0% and from 36.0% to 38.3%, respectively. For stock options awarded during Fiscal 2017, the comparable ranges were 1.3% to 1.9% and 33.3% to 35.0%, respectively. The calculations of the expected volatility factors were based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards. The fair value amounts of each stock option granted in Fiscal 2019, 2018 and 2017 were estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2019	2018	2017
Dividend yield	2.5%	1.7%	1.4%
Expected volatility	34.5%	37.3%	34.6%
Risk-free interest rate	2.7%	1.8%	1.7%
Expected life (in years)	3.3	3.3	4.2

The Company maintains 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense amounts related to these defined contribution plans were approximately $2.4 million, $2.8 million and $1.9 million for Fiscal 2019, 2018 and 2017, respectively. The Company also maintains a nonqualified plan whereunder the payments of certain amounts of incentive compensation earned by key employees of GPS are deferred for periods of five to seven years; payments are conditioned on continuous employment.

NOTE 13 — INCOME TAXES

Research and Development Tax Credits

During Fiscal 2019, the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits that may be available to reduce current and prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in the Company’s operating results for any prior year reporting period.

Income tax positions must meet a more-likely-than-not threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Management considers Fiscal 2019 as the initial reporting period in which it had sufficient data on which to make an evaluation and reach a conclusion on the amount of income tax credit benefits related to prior year project costs that, more likely than not, qualified as research and development costs under the rules and regulations of the Internal Revenue Code of 1986, as amended (the “IRC”), and certain states. The income tax benefits associated with research and development activities conducted in prior years in the total amount of $16.6 million have been recognized in income taxes for Fiscal 2019, and represented a favorable effect on dilutive earnings per share of $1.06 for the year.

If the benefits had been recognized in the fiscal years during which the related research and development costs were incurred, the income tax amounts for Fiscal 2018, Fiscal 2017 and the fiscal year ended January 31, 2016 (“Fiscal 2016”) would have been favorably impacted by $5.2 million, $10.9 million and $0.5 million, respectively. The amount of income tax benefits related to qualifying research and development costs incurred during Fiscal 2019 was not significant.

The amount of identified but unrecognized income tax benefits related to research and development credits as of January 31, 2019, for which the Company has established a liability for uncertain income tax return positions that is included in accrued expenses, is $5.1 million. If recognized in the years that the related costs were incurred, they would have favorably impacted income taxes for Fiscal 2018, 2017 and 2016 by $2.2 million, $2.6 million and $0.3 million, respectively. As of January 31, 2019, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

As described below, during the extended term of a current examination, the Internal Revenue Service (the “IRS”) intends to review the research and development credit that will be included in the amendment of the Company’s consolidated federal income tax return for Fiscal 2016. The Company does not anticipate any significant changes to the income tax benefit amounts identified above within the next twelve months except for the addition of amounts related to research and development credits that may be available in Pennsylvania as it is an application-based state. However, such credit amounts could be material. In the future, if previously recognized tax positions no longer meet the more-likely-than-not threshold, the related benefits will be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.

The Tax Cuts and Jobs Act (the “Tax Act”)

The Tax Act was signed into law on December 22, 2017 and significantly changed tax law in the US by, among other items, reducing the federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018). The Tax Act embraces a territorial system for the taxation of future foreign earnings and modifies certain business deductions by, among other changes, repealing the domestic production activities deduction, further limiting the deductibility of certain executive compensation and increasing the limitation on the deductibility of certain meals and entertainment expenses. As a result of the net reduction in the corporate income tax rate, the Company revalued its deferred taxes as of December 22, 2017 and recognized an income tax benefit of $0.8 million for the year ended January 31, 2018.

The Company did not record a liability as of January 31, 2018 related to the newly established transition tax as it did not have any unremitted foreign earnings. Its foreign operations had incurred a cumulative net operating loss since the acquisition of APC in May 2015. The Global Intangible Low-Taxed Income, or GILTI, provision of the Tax Act did not have a material impact on the Company’s operating results for Fiscal 2019.

In the event that any new guidance related to the Tax Act is issued by the IRS or other regulatory or standard-setting bodies, the Company will conduct additional analysis and may make adjustments that could materially impact the Company’s income tax expense for the period in which such adjustments are made.

Income Tax Expense Reconciliation

The components of the amounts of income tax benefit (expense) for Fiscal 2019, 2018 and 2017 are presented below:

	2019	2018	2017
Current:
Federal	$3,603	$(32,490)	$(29,681)
State	(1,091)	(7,853)	(6,188)
	2,512	(40,343)	(35,869)
Deferred:
Federal	971	2	(1,277)
State	1,168	62	40
	2,139	64	(1,237)
Income tax benefit (expense)	$4,651	$(40,279)	$(37,106)

Foreign income tax expense amounts for Fiscal 2019, Fiscal 2018 and 2017 were not material. The amounts of interest and penalties related to income taxes that were incurred by the Company during Fiscal 2019, 2018 and 2017 were not material.

The Company’s income tax amounts for Fiscal 2019, 2018 and 2017 differed from corresponding amounts computed by applying the federal corporate income tax rates of 21%, 34% and 35%, respectively, to income before income taxes for the periods as shown in the table below.

	2019	2018	2017
Computed expected income tax expense	$(9,916)	$(38,078)	$(40,086)
Difference resulting from:
Federal research and development tax credits	13,866	—	—
State income taxes, net of federal tax effect	683	(5,042)	(4,001)
Net operating loss carryforwards	1,730	—	—
Stock options	32	962	4,969
Domestic production activities deduction	—	3,204	2,906
Other permanent differences, net	(1,585)	(1,141)	551
Impact of the federal tax rate change on deferred taxes	—	789	—
Adjustments and other differences	(159)	(973)	(1,445)
Income tax benefit (expense)	$4,651	$(40,279)	$(37,106)

The amount of state income tax benefit for Fiscal 2019 that is presented above reflects recognized research and development state tax credits of $2.8 million, net of federal tax-effect. For Fiscal 2018 and 2017, the income tax expense amounts reflect the unfavorable income tax effects of state income taxes, net of federal income tax benefit. The favorable income tax effects of permanent differences for Fiscal 2018 and 2017 related primarily to the domestic manufacturing deduction, which was eliminated by the Tax Act, and the the recognition of the excess income tax benefits associated with stock options exercised during the corresponding year.

As of January 31, 2019, the balance of other current assets in the consolidated balance sheet included income tax refunds and prepaid income taxes in the total amount of approximately $19.5 million. The income tax refunds are amounts expected to be received after the filing of amended tax returns claiming research and development tax credits for prior years. At January 31, 2018, the consolidated balance sheet included prepaid income taxes in the amount of $7.9 million. The tax effects of temporary differences that are reflected in deferred tax assets and liabilities as of January 31, 2019 and 2018 included the following:

	2019	2018
Assets:
Net operating loss carryforwards	$3,034	$2,635
Stock awards	2,188	2,042
Research and development credit carryforwards	631	—
Purchased intangibles	604	864
Accrued expenses and other	758	862
	7,215	6,403
Liabilities:
Purchased intangibles	(3,373)	(3,664)
Construction contracts	(454)	(1,896)
Property and equipment and other	(2,131)	(1,683)
	(5,958)	(7,243)
Net deferred tax assets (liabilities)	$1,257	$(840)

The Company acquired unused net operating losses (“NOLs”) for federal income tax reporting purposes from TRC that are subject to limitations imposed by Section 382 of the Internal Revenue Code of 1986, as amended. These losses are subject to annual limits that reduce the aggregate amount of NOLs available to the Company in the future to approximately $9.5 million. These NOLs are available to offset future taxable income and, if not utilized, begin expiring during 2032. The Company also has certain NOLs that will be available to the Company for state income tax reporting purposes that are substantially similar to the federal NOLs. Additionally, the Company has NOLs in the total amount of $3.0 million available to offset future taxable income in the Republic of Ireland and the UK, which may be carried forward indefinitely and which have a combined income tax benefit value of $0.4 million.

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

The Company is subject to income taxes in the US, the Republic of Ireland, the UK and various other state and foreign jurisdictions. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2015 except for several notable exceptions including the Republic of Ireland, the UK and several states where the open periods are one year longer.

The IRS is conducting an examination of the Company’s federal consolidated tax return for Fiscal 2016. As a result of conclusions reached by the IRS examiner, the Company recorded a $1.7 million federal income tax benefit in Fiscal 2019 related to additional net operating losses of acquired companies that are available for the fiscal years ending January 31, 2016 through January 31, 2021. The IRS has represented to the Company that no other adjustment items were noted during the examination. However, the audit timeline has been extended which will enable the IRS to examine the amendment to the income tax return for Fiscal 2016, reflecting the research and development credit for the year, which the Company filed in January 2019.

NOTE 14 — EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic and diluted earnings per share are computed as follows (shares in thousands except in the footnote below):

	2019	2018	2017

Net income attributable to the stockholders of Argan, Inc.	$52,036	$72,011	$70,328

Weighted average number of shares outstanding — basic	15,569	15,522	15,066
Effect of stock awards (1)	124	258	559
Weighted average number of shares outstanding — diluted	15,693	15,780	15,625

Net income per share attributable to the stockholders of Argan, Inc.
Basic	$3.34	$4.64	$4.67
Diluted	$3.32	$4.56	$4.50

(1)   These numbers exclude the effects of antidilutive stock options which covered 646,500 shares, 260,000 shares and 165,000 shares which had exercise prices per share in excess of the average market prices per share for Fiscal 2019, 2018 and 2017, respectively.

NOTE 15 — CASH DIVIDENDS

In April, July, October 2018 and January 2019 the Company made regular quarterly cash dividend payments based on a per share amount of $0.25. In September 2017, the Company’s board of directors declared a regular cash dividend of $1.00 per share of common stock, which was paid to stockholders in October 2017. In September 2016, the Company’s board of directors declared regular and special cash dividends of $0.70 and $0.30 per share of common stock, respectively, which were paid to stockholders in October 2016.

NOTE 16 — CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 76%, 91% and 87% of consolidated revenues for Fiscal 2019, 2018 and 2017, respectively.

For Fiscal 2019, the Company’s most significant customer relationships included four power industry service customers which accounted for 16%, 14%, 12% and 10% of consolidated revenues, respectively. For Fiscal 2018, the Company’s most significant customer relationships included four power industry service customers which accounted for 29%, 26%, 15% and 14% of consolidated revenues, respectively. For Fiscal 2017, the Company’s most significant customer relationships included five power industry service customers which accounted for 20%, 18%, 17%, 14% and 10% of consolidated revenues, respectively.

Amounts retained by five project owners were $5.8 million, $4.5 million, $1.6 million, $1.3 million and $1.0 million as of January 31, 2019, respectively, which in the aggregate represented 93% of the total customer retention amount at that date. Amounts retained by five project owners were $19.3 million, $18.7 million, $14.1 million, $13.4 million and $3.2 million as of January 31, 2018, respectively, which in the aggregate represented 99% of the total customer retention amount at that date.

The accounts receivable balances from two major customers represented 25% and 15% of the corresponding consolidated balance as of January 31, 2019, and accounts receivable balances from two major customers each represented 17% of the corresponding consolidated balance as of January 31, 2018.

NOTE 17 — SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker, in determining how to allocate resources and in assessing performance. The Company’s reportable segments, identified below, recognize revenues and incur expenses, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment.

Intersegment revenues and the related cost of revenues, are netted against the corresponding amounts of the segment receiving the intersegment services. For Fiscal 2019, 2018 and 2017, intersegment revenues totaled approximately $0.8 million, $2.2 million and $1.0 million, respectively. Intersegment revenues for the aforementioned periods primarily related to services provided between the industrial fabrication and field services segment and the power industry services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for Fiscal 2019, 2018 and 2017. The “Other” column in each summary includes the Company’s corporate expenses.

Year Ended January 31, 2019

	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$367,812	$101,673	$12,668	$—	$482,153
Cost of revenues	297,931	92,097	9,687	—	399,715
Gross profit	69,881	9,576	2,981	—	82,438
Selling, general and administrative expenses	23,741	7,904	1,788	7,277	40,710
Impairment loss	—	1,491	—	—	1,491
Income (loss) from operations	46,140	181	1,193	(7,277)	40,237
Other income, net	5,120	1,400	—	461	6,981
Income (loss) before income taxes	$51,260	$1,581	$1,193	$(6,816)	47,218
Income tax benefit					4,651
Net income					$51,869

Depreciation	$749	$2,293	$366	$14	$3,422
Amortization of intangibles	350	662	—	—	1,012
Property, plant and equipment additions	3,156	4,750	690	3	8,599

Current assets	$317,708	$28,878	$3,691	$66,071	$416,348
Current liabilities	67,045	13,384	879	968	82,276
Goodwill	20,548	12,290	—	—	32,838
Total assets	347,189	57,168	5,272	67,019	476,648

Year Ended January 31, 2018

	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$814,544	$65,303	$12,968	$—	$892,815
Cost of revenues	675,362	58,283	9,845	—	743,490
Gross profit	139,182	7,020	3,123	—	149,325
Selling, general and administrative expenses	23,356	7,401	1,395	9,612	41,764
Impairment loss	—	584	—	—	584
Income (loss) from operations	115,826	(965)	1,728	(9,612)	106,977
Other income, net	5,391	—	—	257	5,648
Income (loss) before income taxes	$121,217	$(965)	$1,728	$(9,355)	112,625
Income tax expense					(40,279)
Net income					$72,346

Depreciation	$885	$1,607	$274	$13	$2,779
Amortization of intangibles	350	682	—	—	1,032
Property, plant and equipment additions	1,362	2,837	625	2	4,826

Goodwill	$20,548	$13,781	$—	$—	$34,329
Total assets	432,932	44,849	4,873	60,015	542,669

Year Ended January 31, 2017

	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$586,628	$78,994	$9,425	$—	$675,047
Cost of revenues	452,599	68,354	7,383	—	528,336
Gross profit	134,029	10,640	2,042	—	146,711
Selling, general and administrative expenses	17,588	6,264	1,430	7,196	32,478
Impairment loss	1,979	—	—	—	1,979
Income (loss) from operations	114,462	4,376	612	(7,196)	112,254
Other income, net	2,145	—	—	133	2,278
Income (loss) before income taxes	$116,607	$4,376	$612	$(7,063)	114,532
Income tax expense					(37,106)
Net income					$77,426

Depreciation	$665	$1,165	$201	$12	$2,043
Amortization of intangibles	350	813	—	—	1,163
Property, plant and equipment additions	1,005	1,238	563	5	2,811

Goodwill	$20,548	$14,365	$—	$—	$34,913
Total assets	488,431	47,316	4,318	104,423	644,488

NOTE 18 — QUARTERLY FINANCIAL INFORMATION (unaudited)

Certain unaudited financial information reported for the quarterly periods ended April 30, July 31, October 31 and January 31 included in the years ended January 31, 2019 and 2018 is presented below:

2019	April 30	July 31	October 31 (1)	January 31(1)	Full Year
Revenues	$141,366	$136,670	$116,459	$87,658	$482,153
Gross profit	15,452	30,708	29,532	6,746	82,438
Income (loss) from operations	5,815	20,330	18,385	(4,293)	40,237
Net income (loss) (2)	4,837	16,972	32,434	(2,207)	52,036
Earnings (loss) per share (2),(3)
Basic	$0.31	$1.09	$2.08	$(0.14)	$3.34
Diluted	$0.31	$1.08	$2.07	$(0.14)	$3.32

2018	April 30	July 31	October 31	January 31	Full Year
Revenues	$230,489	$259,803	$232,945	$169,578	$892,815
Gross profit	40,096	51,407	37,718	20,104	149,325
Income from operations	30,607	40,608	27,599	8,163	106,977
Net income (2)	20,625	27,139	17,229	7,018	72,011
Earnings per share (2),(3)
Basic	$1.33	$1.75	$1.11	$0.45	$4.64
Diluted	$1.31	$1.72	$1.09	$0.45	$4.56

(1)   The net income reported by the Company for the quarterly periods ended October 31, 2018 and January 31, 2019 reflected favorable adjustments recorded to recognize research and development tax credits in the amounts of $16.5 million and $0.1 million, respectively (see Note 13).

(2)   The net income and earnings per share amounts are attributable to the stockholders of Argan, Inc.

(3)   Earnings per share amounts for the quarter periods may not cross-foot to the corresponding full-year amounts as the amounts for each quarter are calculated independently of the calculations for the full-year amounts.