Form 10-Q
period 2019-04-30
ARGAN INC
filed 2019-06-10
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $.15 par value	AGX	New York Stock Exchange

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Common stock, $0.15 par value: 15,633,302 shares as of June 6, 2019.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

APRIL 30, 2019

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended April 30,
	2019	2018
REVENUES	$49,544	$141,366
Cost of revenues	70,570	125,914
GROSS (LOSS) PROFIT (Note 2)	(21,026)	15,452
Selling, general and administrative expenses	9,588	9,637
Impairment loss (Note 5)	2,072	—
(LOSS) INCOME FROM OPERATIONS	(32,686)	5,815
Other income, net	2,252	764
(LOSS) INCOME BEFORE INCOME TAXES	(30,434)	6,579
Income tax benefit (expense)	521	(1,737)
NET (LOSS) INCOME	(29,913)	4,842
Net (loss) income attributable to non-controlling interests	(113)	5
NET (LOSS) INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	(29,800)	4,837

Foreign currency translation adjustments	(1,054)	(579)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$(30,854)	$4,258

(LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC. (Note 12)
Basic	$(1.91)	$0.31
Diluted	$(1.91)	$0.31

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,583	15,568
Diluted	15,583	15,656

CASH DIVIDENDS PER SHARE (Note 10)	$0.25	$0.25

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	April 30, 2019	January 31, 2019
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$132,388	$164,318
Short-term investments	123,376	132,213
Accounts receivable, net	48,203	36,174
Contract assets	48,536	58,357
Other current assets	20,658	25,286
TOTAL CURRENT ASSETS	373,161	416,348
Property, plant and equipment, net	20,850	19,778
Goodwill	30,766	32,838
Other purchased intangible assets, net	5,838	6,137
Rights-of-use assets (Note 7)	1,186	—
Deferred taxes	998	1,257
Other assets	362	290
TOTAL ASSETS	$433,161	$476,648

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$34,426	$44,427
Accrued expenses (Notes 2, 7 and 11)	29,700	29,500
Contract liabilities	6,900	8,349
TOTAL CURRENT LIABILITIES	71,026	82,276
Lease liabilities (Note 7)	645	—
TOTAL LIABILITIES	71,671	82,276

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 15,636,535 and 15,577,102 shares issued at April 30 and January 31, 2019, respectively; 15,633,302 and 15,573,869 shares outstanding at April 30 and January 31, 2019, respectively	2,346	2,337
Additional paid-in capital	146,932	144,961
Retained earnings	213,921	247,616
Accumulated other comprehensive loss	(1,400)	(346)
TOTAL STOCKHOLDERS’ EQUITY	361,799	394,568
Non-controlling interests	(309)	(196)
TOTAL EQUITY	361,490	394,372
TOTAL LIABILITIES AND EQUITY	$433,161	$476,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED APRIL 30, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

	Common Stock
	Outstanding Shares	Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Gain	Non-controlling Interests	Total Equity

Balances, February 1, 2018	15,567,719	$2,336	$143,215	$211,112	$1,422	$43	$358,128
Adoption of ASC Topic 606 (Note 2)	—	—	—	38	—	—	38
Net income	—	—	—	4,837	—	5	4,842
Foreign currency translation loss	—	—	—	—	(579)	—	(579)
Stock compensation expense	—	—	568	—	—	—	568
Cash dividends	—	—	—	(3,892)	—	—	(3,892)

Balances, April 30, 2018	15,567,719	$2,336	$143,783	$212,095	$843	$48	$359,105

Balances, February 1, 2019	15,573,869	$2,337	$144,961	$247,616	$(346)	$(196)	$394,372
Net loss	—	—	—	(29,800)	—	(113)	(29,913)
Foreign currency translation loss	—	—	—	—	(1,054)	—	(1,054)
Stock compensation expense	—	—	413	—	—	—	413
Exercise of stock options	59,433	9	1,558	—	—	—	1,567
Cash dividends	—	—	—	(3,895)	—	—	(3,895)

Balances, April 30, 2019	15,633,302	$2,346	$146,932	$213,921	$(1,400)	$(309)	$361,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended April 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(29,913)	$4,842
Adjustments to reconcile net (loss) income to net cash used in operating activities
Impairment loss	2,072	—
Depreciation	829	771
Stock compensation expense	413	568
Amortization of purchased intangible assets	299	253
Deferred income tax expense	259	162
Other	(129)	(412)
Changes in operating assets and liabilities
Accounts receivable	(12,049)	(9,522)
Contract assets	9,821	(36,732)
Other assets	3,962	(2,970)
Accounts payable and accrued expenses	(10,497)	(745)
Contract liabilities	(1,449)	(17,150)
Net cash used in operating activities	(36,382)	(60,935)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	44,000	103,000
Purchases of short-term investments	(35,000)	(5,000)
Purchases of property, plant and equipment	(1,985)	(3,691)
Changes in notes receivable	—	225
Net cash provided by investing activities	7,015	94,534

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(3,895)	(3,892)
Proceeds from the exercise of stock options	1,567	—
Net cash used in financing activities	(2,328)	(3,892)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(235)	(291)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,930)	29,416
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,318	122,107
CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,388	$151,523

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$454	$967
Cash received from income tax refunds	$6,143	$—
Operating lease payments made (Note 7)	$141
Adoption of ASC Topic 842 (non-cash transaction, see Note 7)	$1,341	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2019

(Tabular dollar amounts in thousands, except per share data)

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”); The Roberts Company, Inc. (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”); and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter collectively referred to as the “Company.”

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

Basis of Presentation

The condensed consolidated financial statements include the accounts of Argan, its wholly owned subsidiaries and any variable interest entities for which the Company is deemed to be the primary beneficiary. All significant inter-company balances and transactions have been eliminated in consolidation. In Note 14, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. In Note 13, the Company has provided certain financial information related to concentrations of businesses and customers. The Company’s fiscal year ends on January 31 of each year.

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

The condensed consolidated balance sheet as of April 30, 2019, the condensed consolidated statements of earnings for the three months ended April 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended April 30, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of January 31, 2019 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of April 30, 2019, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Accounting Policies

Effective February 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases,” as amended, which herein is referred to as “ASC Topic 842.” Accordingly, operating leases with lease terms of more than twelve months have been presented in the condensed consolidated balance sheet as of April 30, 2019 by adding assets for the rights and liabilities for the obligations that are created by these leases (see Note 7). The Company elected to apply the transition requirements at the adoption date rather than at the beginning of the earliest comparative period presented herein. There was no cumulative effect adjustment that had to be made to retained earnings at the adoption date, and prior year consolidated financial statements were not restated. The new accounting for leases did not have a material effect on the Company’s operating results for the three months ended April 30, 2019.

Effective February 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers,” as amended, which herein is referred to as “ASC Topic 606”, using the permitted modified retrospective method. Accordingly, the new guidance was applied retrospectively to contracts that were not completed as of the adoption date. Financial results for the reporting periods which are included herein have been presented in accordance with the new guidance of ASC Topic 606 (see Note 2). The effect of the adoption on retained earnings as of February 1, 2018 was an income tax-effected increase of less than $0.1 million. The differences between the Company’s reported operating results for the three months ended April 30, 2019 and 2018, which reflect the application of the new standard on the Company’s contracts, and the results that would have been reported if the accounting was performed pursuant to the accounting standards previously in effect, were not material.

In 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The scope of this new standard covers, among other provisions, the methods that businesses shall use to estimate amounts of uncollectible accounts receivable. As subsequently amended, the Company does not expect that the requirements of this new guidance, which becomes effective for the Company on February 1, 2020, will materially affect our consolidated financial statements. There are no other recently issued accounting pronouncements that have not yet been adopted that the Company considers material to its consolidated financial statements.

The carrying value amounts presented in the condensed consolidated balance sheets for the Company’s current assets, which primarily include cash and cash equivalents, short-term investments, accounts receivable and contract assets, and its current liabilities are reasonable estimates of their fair values due to the short-term nature of these items.

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities for the construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction services contract that has been negotiated and announced. The account balances of the VIE are included in the condensed consolidated financial statements, including development costs incurred by the VIE during the three-month periods ended April 30, 2019 and 2018. The total amounts of project development costs included in the balances for property, plant and equipment as of April 30 and January 31, 2019 were $3.2 and $2.1 million, respectively. At April 30 and January 31, 2019, the total amounts of notes receivable from the VIE and related accrued interest, which amounts are eliminated in consolidation, were $3.4 million and $2.1 million, respectively.

NOTE 2 — REVENUES FROM CONTRACT WITH CUSTOMERS

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

1.        Identify the contract,

2.   Identify the performance obligations of the contract,

3.   Determine the transaction price of the contract,

4.   Allocate the transaction price to the performance obligations, and

5.   Recognize revenue.

The Company focuses on the transfer of the contractor’s control of the goods and/or services to the customer, as opposed to the transfer of risk and rewards. Major provisions of the new standard cover the determination of which goods and services are distinct and represent separate performance obligations, the appropriate treatments for variable consideration, and the evaluation of whether revenues should be recognized at a point in time or over time. Where a performance obligation is satisfied over time, the related revenues are also recognized over time. Most of the Company’s revenues are recognized primarily under various types of long-term construction contracts, including those for which revenues are based on either a fixed price or a time and materials basis, and primarily over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer. Revenues from fixed price contracts, including a portion of estimated profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage-of-completion method. If at any time, the estimate of contract profitability indicates an anticipated loss on a contract, the Company will recognize the total loss in the reporting period that it is identified and an amount is estimable. Revenues from time and materials contracts are recognized when the related services are provided to the customer.

Most of the Company’s long-term contracts are considered to have a single performance obligation. Although multiple promises to transfer individual goods or services may exist, they are not typically distinct within the context of our contracts because our contract promises are interrelated or they require the Company to perform critical integration so that the customer receives a completed project. Warranties provided under the Company’s contracts with customers are assurance-type and do not represent separate performance obligations.

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

Contract assets are defined in the new standard to include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities are defined in the new standard to include the amounts that reflect obligations to provide goods or services for which payment has been received. In addition, the definition of accounts receivable has been restated to effectively exclude billed amounts retained by project owners until a defined phase of a contract or project has been completed and accepted. Retentions were historically included in accounts receivable, but are now reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at April 30 and January 31, 2019 were $15.9 million and $15.3 million, respectively.

Variable Consideration

Contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price and are reflected in revenues when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at April 30 and January 31, 2019, were $21.7 million and $18.8 million, respectively. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

In its Form 10-K Annual Report for the year ended January 31, 2019, the Company disclosed that APC is completing a power-plant construction project in the United Kingdom that has encountered significant operational and contractual challenges, and that the consolidated operating results for the year ended January 31, 2019 reflected unfavorable gross profit adjustments related to this project. The disclosure explained that the project progress was behind the schedule originally established for the job and warned that the project may continue to impact consolidated operating results negatively until it reaches completion.

Subsequent to the release of the Company’s consolidated financial statements for the fiscal year ended January 31, 2019, APC’s estimates of the unfavorable financial impacts of the difficulties on this particular project, including work stoppages due to labor strikes, escalated substantially. APC conducted a comprehensive review of the remaining contract work, prepared a new timeline for the completion of the project and assessed other factors. With the completion of its analysis, management concluded that the costs for APC to complete the work that remains for the project will exceed projected revenues by approximately $27.6 million.

The total amount of the expected loss on this project has been reflected in the condensed consolidated financial statements for the three months ended April 30, 2019, including a provision for contract loss in the amount of $9.8 million that was recorded as an addition to the cost of revenues for the quarter. The amount of the loss provision has been included in accrued expenses as of April 30, 2019. For the three months ended April 30, 2019, the reversal of revenues recorded in prior periods related to the changes that the Company made to transaction prices and to estimates of the costs-to-complete active contracts, including those changes related to the loss contract of APC, was a net amount of approximately $1.4 million.

Remaining Unsatisfied Performance Obligations (“RUPO”)

The amount of RUPO represents the unrecognized revenue value of active contracts with customers as determined under ASC Topic 606. Increases to RUPO during a reporting period represent the transaction prices associated with new contracts, as well as additions to the transaction prices of existing contracts. The amounts of such changes may vary significantly each reporting period based on the timing of major new contract awards and the occurrence and assessment of contract variations. At April 30, 2019, the Company had RUPO of $97.9 million, most of which is expected to be recognized as revenues during the year ending January 31, 2020. Although the amount of reported RUPO represents business that is considered to be firm, it is important to note that cancellations, deferrals or scope adjustments may occur. RUPO may be adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as applicable.

Disaggregation of Revenues

The consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements. The amounts of revenues earned under fixed-price contracts during the three-month periods ended April 30, 2019 and 2018, were approximately 76% and 92%, respectively, of the corresponding consolidated revenues for the periods.

The following table presents consolidated revenues for the three months ended April 30, 2019 and 2018, disaggregated by the geographic area where the work was performed:

	Three Months Ended April 30,
	2019	2018
United States	$39,766	$124,154
United Kingdom	5,664	14,468
Republic of Ireland	4,003	2,744
Other	111	—

Consolidated Revenues	$49,544	$141,366

NOTE 3 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At April 30 and January 31, 2019, a significant amount of cash and cash equivalents was invested in a money market fund with net assets invested in high-quality money market instruments. Such investments include U.S. Treasury obligations; obligations of U.S. Government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. Government obligations. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of April 30 and January 31, 2019 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 250 days (the “CDs”) at both dates. The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of April 30 and January 31, 2019 included accrued interest of $1.4 million and $1.2 million, respectively. Interest income is recorded when earned and is included in other income. At April 30 and January 31, 2019, the weighted average annual interest rates of the CDs were 2.7% and 2.6%, respectively. In addition, the Company has cash on deposit in excess of federally insured limits at the Bank. Management does not believe that maintaining substantially all such assets with the Bank represents a material risk.

NOTE 4 — ACCOUNTS AND NOTES RECEIVABLE

At April 30 and January 31, 2019, there were outstanding invoices, with balances included in accounts receivable and contract assets in the aggregate amount of $19.6 million and $17.1 million, respectively, for which the collection time may be extended and depend on the resolution of the outstanding legal dispute between the parties (see Note 8). At both April 30 and January 31, 2019, Company’s allowance for uncollectible accounts was insignificant. The amounts of the provision for uncollectible accounts and notes receivable for the three months ended April 30, 2019 and 2018 were also not significant.

NOTE 5 — PURCHASED INTANGIBLE ASSETS

Primarily due to the significant reduction of the fair value of the business of APC deemed to have occurred in connection with the substantial contract loss identified during the three-month period ended April 30, 2019, the Company recorded an impairment loss in the amount of $2.1 million for the amount of goodwill included in the condensed consolidated balance sheet as of January 31, 2019 associated with APC. At both April 30 and January 31, 2019, the goodwill balances related to the acquisitions of GPS and TRC were $18.5 million and $12.3 million, respectively. The Company’s purchased intangible assets, other than goodwill, consisted of the following elements as of April 30 and January 31, 2019:

		April 30, 2019			January 31,
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net Amount	2019 (net amount)
Trade names	15 years	$8,323	$4,080	$4,243	$4,424
Process certifications	7 years	1,897	926	971	1,039
Customer relationships	4-10 years	1,346	722	624	674
Totals		$11,566	$5,728	$5,838	$6,137

NOTE 6 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.0%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. At April 30 and January 31, 2019, the Company had credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $15.5 million and $15.2 million, respectively. The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of April 30 and January 31, 2019, the Company was compliant with the financial covenants of the Credit Agreement.

NOTE 7 — LEASES

Management determines if a contract is or contains a lease at inception or modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. The Company has made the election, as permitted by the new standard, not to apply the new accounting to those leases with terms of twelve (12) months or less and that do not include options to purchase the underlying assets that the Company is reasonably certain to exercise. In addition, the Company has chosen not to separate non-lease components from their related lease components. Finally, the Company elected to utilize the package of permitted practical expedients that, upon adoption of ASC Topic 842, allows entities to not reassess whether any existing contracts are or contain leases.

The Company has operating leases primarily for office space that expire on various dates through May 2024; it has no finance leases. Certain leases contain renewal options. Renewal periods are included in the expected lease term if they are reasonably certain of being exercised by the Company. None of the Company’s operating leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

Operating lease right-of-use assets and associated lease liabilities are recognized in the balance sheet at the lease commencement date based on the present value of future minimum lease payments over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The expected lease term includes options to extend or terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Operating lease expense for the three months ended April 30, 2019 was $0.2 million. For operating leases as of April 30, 2019, the weighted average lease term was 42 months and the weighted average discount rate was 4.5%.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of April 30, 2019:

Year ending January 31,
Remainder of 2020	$467
2021	283
2022	210
2023	185
2024	121
Thereafter	22
Total lease payments	1,288
Less interest portion	94
Present value of lease payments	1,194
Less current portion (included in accrued expenses)	549
Non-current portion	$645

The Company also uses equipment and occupies other facilities under cancelable or short-term rental agreements. Rent expense related to all lease and rental arrangements incurred on construction projects and included in the costs of revenues for the three months ended April 30, 2018 was approximately $4.8 million. Rent expense for such arrangements included in selling, general and administrative expenses for the three-month period ended April 30, 2018 was $0.2 million. Rent expense amounts incurred under operating leases and short-term rental agreements (including the lease expense amount disclosed above) and included in costs of revenues and in selling, general and administrative expenses for the three months ended April 30, 2019 were $1.0 million and $0.2 million, respectively.

NOTE 8 — LEGAL MATTERS

In the normal course of business, the Company may have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material adverse effect on the Company’s condensed consolidated financial statements except for the matter described below.

In January 2019, GPS filed a lawsuit against Exelon West Medway II, LLC and Exelon Generation Company, LLC (together referred to as “Exelon”) for Exelon’s breach of contract and failure to remedy various conditions which negatively impacted the schedule and the costs associated with the construction by GPS of a gas-fired power plant for Exelon in Massachusetts. On March 7, 2019, Exelon provided GPS with a notice intending to terminate the EPC contract under which GPS had been providing services to Exelon. At that time, the construction project was nearly complete and both of the power generation units included in the plant had successfully reached first fire. The completion of various prescribed performance tests and the clearance of punch-list items were the primary tasks necessary to be accomplished by GPS in order to achieve substantial completion of the power plant.

Nevertheless, and among other actions, Exelon provided contractual notice requiring GPS to vacate the construction site, made claims against GPS and has withheld payments from GPS on invoices rendered to Exelon in accordance with the terms of the EPC contract between the parties. In summary, the Company’s position is that Exelon has received the benefits of the construction without making payments to GPS for the value received. With vigor, GPS intends to assert its rights under the EPC contract, to pursue the collection from Exelon of amounts owed under the contract and to defend itself against the allegations that GPS has not performed in accordance with the contract.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s board of directors may make awards under the 2011 Stock Plan (the “Stock Plan”) to officers, directors and key employees. Awards may include incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted or unrestricted stock. All stock options awarded under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant. ISOs shall have a term no longer than ten years; NSOs may have up to a ten-year term. In the past, stock options typically became exercisable one year from the date of award. Commencing in January 2018, stock options were awarded with three-year vesting schedules. As of April 30, 2019, there were approximately 1.7 million shares of the Company’s common stock reserved for issuance under the Company’s stock plans. This number includes 496,000 shares of the Company’s common stock available for future awards.

Summaries of stock option activity under the Company’s stock option plans for the three months ended April 30, 2019 and 2018, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2019	1,140	$44.01	7.54	$11.22
Granted	92	$50.30
Exercised	(59)	$26.36
Forfeited	(14)	$51.13
Outstanding, April 30, 2019	1,159	$45.34	7.64	$11.42
Exercisable, April 30, 2019	729	$45.90	6.67	$11.97

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2018	889	$44.83	7.91	$11.74
Granted	97	$37.60
Outstanding, April 30, 2018	986	$44.12	7.90	$11.44
Exercisable, April 30, 2018	692	$44.01	7.11	$11.65

The changes in the number of non-vested options to purchase shares of common stock for the three months ended April 30, 2019 and 2018, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2019	375	$10.05
Granted	92	$11.68
Vested	(33)	$8.74
Forfeited	(4)	$11.68
Non-vested, April 30, 2019	430	$10.48

	Shares	Fair Value
Non-vested, February 1, 2018	302	$13.55
Granted	97	$8.74
Vested	(105)	$16.37
Non-vested, April 30, 2018	294	$10.95

In April 2019 and 2018, and pursuant to terms of the Stock Plan, the Company awarded performance-based restricted stock units to two senior executives covering up to 36,000 shares of common stock at each date plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions depends on the total shareholder return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods.

The Company estimates the weighted average fair value of stock options on the date of award using the Black-Scholes pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that its past stock option exercise activity is sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. The fair values of stock options granted during the periods presented herein were estimated on the corresponding dates of award based on the following weighted average assumptions:

	Three Months Ended April 30,
	2019	2018
Dividend yield	2.0%	2.7%
Expected volatility	34.0%	36.0%
Risk-free interest rate	2.4%	2.0%
Expected life (in years)	3.3	3.3

The award-date fair value amounts for restricted stock units are determined by using the per share market price of a share of the Company’s common stock on the corresponding dates of award and the target number of shares for the award, by assigning equal probabilities to the thirteen possible payout outcomes at the ends of the three-year vesting periods, and by computing the weighted average of the outcome amounts. For each case, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number of shares on the award date.

The fair values of stock options and restricted stock units are recorded as stock compensation expense over the vesting periods of the corresponding awards. Expense amounts related to stock awards were $0.4 million and $0.6 million for the three months ended April 30, 2019 and 2018, respectively. At April 30, 2019, there was $5.2 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

The total intrinsic value of the stock options exercised during the three months ended April 30, 2019 was $1.4 million. There were no stock options exercises during the three months ended April 30, 2018. At April 30, 2019, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $8.7 million and $7.0 million, respectively.

NOTE 10 — CASH DIVIDENDS

The Company’s board of directors declared a regular quarterly cash dividend of $0.25 per share of common stock on April 9, 2019, which was paid on April 30, 2019 to stockholders of record on April 22, 2019. The board declared the Company’s first regular quarterly cash dividend of $0.25 per share of common stock on April 10, 2018, which was paid on April 30, 2018.

NOTE 11 — INCOME TAXES

Income Tax Expense Reconciliation

The Company’s income tax amounts for the three months ended April 30, 2019 and 2018 differed from corresponding amounts computed by applying the new federal corporate income tax rate of 21% to loss or income before income taxes for the periods as shown in the table below.

	Three Months Ended April 30,
	2019	2018
Computed expected income tax benefit (expense)	$6,391	$(1,382)
Differences resulting from:
Foreign tax rate differential	(754)	13
State income taxes, net of federal tax effect	78	(158)
Stock options	205	—
Net operating loss deemed unrealizable	(5,316)	—
Adjustments and other permanent differences	(83)	(210)
Income tax benefit (expense)	$521	$(1,737)

Foreign income tax expense amounts for the three months ended April 30, 2019 and 2018 were not material. A valuation allowance in the amount of $5.3 million was established against the deferred tax asset amount created by the net operation loss of APC’s subsidiary in the United Kingdom for the three months ended April 30, 2019.

Research and Development Tax Credits

During the year ended January 31, 2019, the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits that may be available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in the Company’s operating results for any prior year reporting period. The amount of research and development tax credit benefit recognized in the consolidated financial statements, which was recorded in the third quarter last year, was $16.6 million.

As described below, the Internal Revenue Service (the “IRS”) intends to review the research and development credits that were included in the amendments of the Company’s consolidated federal income tax return for the years ended January 31, 2016 and 2017 that were filed in January 2019. The Company does not anticipate any significant unfavorable changes to its income taxes to arise from the completion of these examinations.

The amount of identified but unrecognized income tax benefits related to research and development credits as of April 30, 2019 was $5.2 million, for which the Company has established a liability for uncertain income tax return positions that is included in accrued expenses. The amount of the liability was $5.1 million as of January 31, 2019. The final outcome of these uncertain tax positions is not yet determinable. However, the Company does not expect that the amount of unrecognized tax benefits will significantly change due to any settlement and/or expiration of statutes of limitation over the next 12 months. As of April 30, 2019, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

Income Tax Returns

The Company is subject to income taxes in the United States, the Republic of Ireland, the United Kingdom and various other state and foreign jurisdictions. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2015 except for several notable exceptions including the Republic of Ireland, the United Kingdom and several states where the open periods are one year longer. The IRS conducted an examination of the Company’s original federal consolidated income tax return for the year ended January 31, 2016. The IRS represented to the Company that no unfavorable adjustment items were noted during the examination. However, with the filing of the amended tax return for the year ended January 31, 2016, the audit timeline has been extended which will enable the IRS to examine the amendment to the income tax return, which includes the research and development credit for the year. In addition, the IRS has notified the Company of its plan to examine the Company’s consolidated income tax return for the year ended January 31, 2017.

At April 30 and January 31, 2019, the amounts of other current assets presented in the condensed consolidated balance sheets included income tax refunds and prepaid income taxes in the combined amounts of $15.3 million and $19.5 million, respectively. The income tax refunds are amounts expected to be received from taxing authorities based on amended tax returns claiming research and development tax credits in prior years.

NOTE 12 — (LOSS) EARNINGS PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic and diluted (loss) earnings per share are computed as follows (shares in thousands except in the footnote below):

	Three Months Ended April 30,
	2019	2018
Net (loss) income attributable to the stockholders of Argan, Inc.	$(29,800)	$4,837

Weighted average number of shares outstanding - basic	15,583	15,568
Effects of stock awards (1)	—	88
Weighted average number of shares outstanding - diluted	15,583	15,656
Net (loss) income per share attributable to the stockholders of Argan, Inc.
Basic	$(1.91)	$0.31
Diluted	$(1.91)	$0.31

(1)   For the three months ended April 30, 2019, all common stock equivalents are considered to be antidilutive as the Company incurred a net loss for the period. The number for the three months ended April 30, 2018 excludes the effect of antidilutive stock options which covered 487,000 shares, which had exercise prices per share in excess of the average market price per share for the period.

NOTE 13 — CUSTOMER CONCENTRATIONS

Historically, the majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 87% of consolidated revenues for the three months ended April 30, 2018. For the three months ended April 30, 2019, this reporting segment represented 41% of consolidated revenues. The industrial services reporting segment represented 55% and 12% of consolidated revenues for the three-month periods ended April 30, 2019 and 2018, respectively.

The Company’s most significant customer relationships for the three months ended April 30, 2019 included two power industry service customers which accounted for approximately 17% and 14% of consolidated revenues, respectively. The Company’s most significant customer relationships for the three months ended April 30, 2018 included four power industry service customers which accounted for approximately 22%, 19%, 12% and 12% of consolidated revenues, respectively.

The accounts receivable balance from two customers represented 15% and 12% of the corresponding consolidated balance as of April 30, 2019. Accounts receivable balances from two customers represented 25% and 15% of the corresponding consolidated balance as of January 31, 2019.

NOTE 14 — SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker, in determining how to allocate resources and in assessing performance. The Company’s reportable segments recognize revenues and incur expenses, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment.

Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three months ended April 30, 2019, intersegment revenues totaled approximately $0.5 million. For the three months ended April 30, 2018, intersegment revenues were not significant.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three months ended April 30, 2019 and 2018. The “Other” column in each summary includes the Company’s corporate expenses:

Three Months Ended April 30, 2019	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$20,203	$27,069	$2,272	$—	$49,544
Cost of revenues	44,526	24,271	1,773	—	70,570
Gross (loss) profit	(24,323)	2,798	499	—	(21,026)
Selling, general and administrative expenses	5,646	1,861	511	1,570	9,588
Impairment loss	2,072	—	—	—	2,072
(Loss) income from operations	(32,041)	937	(12)	(1,570)	(32,686)
Other income, net	2,100	—	—	152	2,252
(Loss) income loss before income taxes	$(29,941)	$937	$(12)	$(1,418)	(30,434)
Income tax benefit					521
Net loss					$(29,913)

Amortization of purchased intangible assets	$87	$166	$46	$—	$299
Depreciation	168	560	100	1	829
Property, plant and equipment additions	1,062	815	97	11	1,985

Current assets	$281,759	$33,315	$2,893	$55,194	$373,161
Current liabilities	52,829	16,909	619	669	71,026
Goodwill	18,476	12,290	—	—	30,766
Total assets	310,354	61,893	4,569	56,345	433,161

Three Months Ended April 30, 2018	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$122,487	$16,449	$2,430	$—	$141,366
Cost of revenues	108,296	15,649	1,969	—	125,914
Gross profit	14,191	800	461	—	15,452
Selling, general and administrative expenses	5,232	1,835	462	2,108	9,637
Income (loss) from operations	8,959	(1,035)	(1)	(2,108)	5,815
Other income, net	675	—	—	89	764
Income (loss) before income taxes	$9,634	$(1,035)	$(1)	$(2,019)	6,579
Income tax expense					1,737
Net income					$4,842

Three Months Ended	Power	Industrial	Telecom
April 30, 2018	Services	Services	Services	Other	Totals
Amortization of purchased intangible assets	$87	$166	$—	$—	$253
Depreciation	176	513	79	3	771
Property, plant and equipment additions	826	2,564	300	1	3,691

Current assets	$365,569	$23,598	$3,380	$73,085	$465,632
Current liabilities	147,694	15,989	1,115	515	165,313
Goodwill	20,548	13,781	—	—	34,329
Total assets	393,932	53,698	4,862	73,386	525,878

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of April 30, 2019, and the results of their operations for the three months ended April 30, 2019 and 2018, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 that was filed with the SEC on April 10, 2019 (the “Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for our existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in this Quarterly Report on Form 10-Q and our Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan, Inc. is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including any consolidated joint ventures and VIEs, and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern region of the United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels, heat exchangers and piping systems. Through SMC, now conducting business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the United States. At the holding company level, we may make additional acquisitions of and/or investments in companies with potential for profitable growth. We may have more than one industrial focus. We expect that acquired companies will be held in separate subsidiaries that will be operated in a manner that best provides cash flows and value for our stockholders.

Overview

In our Annual Report, we disclosed that APC has encountered significant operational and contractual challenges in completing a power-plant construction project in the United Kingdom, and that the consolidated operating results for the year ended January 31, 2019 reflected unfavorable gross profit adjustments related to this project, the Tees Renewable Energy Plant (“TeesREP”), which is a biomass-fired power plant under construction in Teesside. The disclosure explained that the project progress was behind the schedule originally established for the job and warned that the project may continue to impact the Company’s consolidated operating results negatively until it reaches completion.

Subsequent to the filing of our Annual Report, APC’s estimates of the unfavorable financial impacts of the unique and numerous difficulties on this project, including work stoppages due to labor strikes, escalated substantially. APC conducted a comprehensive review of the remaining contract work, prepared a new timeline for the completion of the project and assessed other factors. We currently estimate that the costs for APC to complete the work that remains for TeesREP will exceed projected revenues by $27.6 million. The amount of this loss was recognized in our operating results for the three-month period ended April 30, 2019. APC continues to investigate and consider courses of action, operationally and legally, that may provide mitigation to this loss. Reflecting the accounting for this loss, the combined amount of accounts receivable (which are current) and contract assets included in the condensed consolidated balance sheet as of April 30, 2019, less a provision for contract loss, was $10.1 million.

Nonetheless, we did have notable favorable accomplishments and other events related to the three-month period ended April 30, 2019 including the following:

•                        The addition of a new project after quarter-end boosted our project backlog amount to over $1.4 billion.

•                        TRC reported improvements in gross margins for the first quarter.

•                        We paid a regular quarterly cash dividend of $0.25 per share of common stock to our stockholders.

Our consolidated revenues for the three months ended April 30, 2019 were $49.5 million which represented a decline of $91.9 million from $141.4 million for the three months ended April 30, 2018. As GPS prepares to proceed fully with its new projects, its revenues remain at a low level. The revenues of its power industry services segment represented only 40.1% of consolidated revenues for the three months ended April 30, 2019. For the comparable period a year ago, the percentage share was 86.6%. The majority of consolidated revenues were contributed by the industrial services business of TRC which continued its strong top-line performance by reporting revenues of $27.1 million for the current quarter. This performance represented 54.6% of consolidated revenues for the current period and an increase of 64.6% from revenues of $16.4 million reported for the first quarter last year.

However, the significant loss incurred by APC caused a consolidated gross loss for the current quarter of $21.0 million. With the additional loss of $2.1 million recorded during current quarter which recognized the impairment of the goodwill of APC, we incurred a consolidated loss before income tax benefit of $30.4 million for the three months ended April 30, 2019. We did not record any income tax benefit for the operating loss of APC’s subsidiary in the United Kingdom for the current quarter. As a result, we have reported a net loss attributable to the stockholders of Argan in the amount of $29.8 million for the three months ended April 30, 2019, or $1.91 loss per share on a diluted basis. For the comparable period last year, we reported net income attributable to our stockholders in the amount of $4.8 million, or $0.31 earnings per share on a diluted basis.

As it takes time for us to ramp-up meaningful revenues associated with new construction projects due to the project life-cycles of gas-fired power plants, we expect current year results to improve slowly over the next few quarters with meaningful contributions from fully proceeding on new projects not occurring until the fourth quarter of the current year. We are optimistic that we will see a resumption of year-to-year growth as these new projects mature. New project opportunities still exist and negotiations continue with project owners for several other major projects.

Project Backlog

Recently, GPS entered into an engineering, procurement and construction (“EPC”) services contract with ESC Harrison County Power, LLC to construct a 625 MW natural gas-fired power plant in Harrison County, West Virginia. Caithness Energy, L.L.C. (“Caithness”) has partnered with Energy Solutions Consortium, LLC (“ESC”) to develop this project. Early in the first quarter, we announced that GPS had entered into an EPC services contract with Guernsey Power Station, LLC to build an 1,875 MW natural gas-fired power plant in Guernsey County, Ohio. The Guernsey Power Station is being jointly developed by Caithness and Apex Power Group, LLC. Last year, we successfully completed the construction of the Freedom Generating Station for Caithness, a 1040 MW combined cycle natural gas-fired power plant located in Pennsylvania.

Both new facilities will be state-of-the-art combined cycle power plants, with power islands based on natural gas-fired turbines supplied by General Electric, providing electricity to the PJM interconnect (grid). Limited notices to proceed with preliminary design and site preparation activities have been received from the owners of both projects. Construction activities for the facilities are expected to begin this summer with completion scheduled in 2022.

Our project backlog amount was $1.1 billion as of April 30 and January 31, 2019. Including the value of the Harrison County Power Station project that was awarded subsequent to the end of the quarter, the amount of our project backlog now exceeds $1.4 billion. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects. Cancellations or reductions may occur that may reduce project backlog and our expected future revenues. We include the value of an EPC services contract in project backlog when we believe that it is probable that the project will commence within a reasonable timeframe, among other factors.

The following table summarizes our large power plant projects:

		Facility	FNTP (1)	Scheduled
Current Project	Location	Size	Received	Completion
TeesREP Biomass Power Station	Teesside (England)	299 MW	May 2017	2020
InterGen Spalding OCGT Expansion Project	Spalding (England)	298 MW	November 2017	2019
NTE Reidsville Energy Center	North Carolina	475 MW	(2)	(2)
Guernsey Power Station	Ohio	1,875 MW	(3)	(2)
Harrison County Power Station	West Virginia	625 MW	(3)	(2)

(1)         Full Notice-to-Proceed (“FNTP”) represents the formal notice provided by the customer instructing us to commence all of the activities covered by the corresponding contract.

(2)         FNTP has not been received and the scheduled completion date has not been established definitively.

(3)         Limited notices to proceed with certain preliminary design and site preparation activities have been issued to GPS.

We believe that new business awards to GPS are being delayed by a variety of factors especially in the northeast and mid-Atlantic regions of the United States. For example, there is some remaining uncertainty surrounding the level of regulatory support for coal as part of the energy mix, an increase in the amount of power generating capacity provided by renewable energy assets and improvements and decreasing prices in renewable energy storage solutions. Together with the difficulty in obtaining project financing, these factors may be impacting the planning and initial phases for the construction of new natural gas-fired power plants which continue to be deferred by project owners.

Although the downward trend was interrupted last year, our country has experienced a decline in carbon dioxide emissions from power plants as the growth in renewable energy and the supply of inexpensive natural gas have moved more energy producers away from coal. The coal-fired power plant fleet is getting old. It is expensive to keep the coal plants running, and they are not competitive in the market. Nevertheless, in some cases, new support may encourage the continued operation of old coal plants that might otherwise be retired without any government intervention. Other unfavorable factors include challenging energy capacity auctions for new power generating assets, the impacts of environmental activism and California’s resolve to move towards 100% renewable energy. The increase in the number of protests against fossil-fuel related energy projects continue to garner media attention and public skepticism about new pipelines resulting in project delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to planned gas-fired power plant sites, thereby increasing the risk of power plant project delays or cancellations.

Market Outlook

The total annual amount of electricity generated by utility-scale facilities in the United States in calendar year 2018 was the highest amount generated since 2007. In its latest base-case outlook, the U.S. Energy Information Administration (the “EIA”) forecasts steady growth in net electricity generation through 2050 with average annual increases of approximately 1.0% per year. The growth rate is tempered by new electricity-efficient devices and production processes replacing older, less-efficient appliances, heating, cooling and ventilation systems and capital equipment. Nonetheless, the EIA forecasts continued growth for natural gas-fired electricity generation through 2050 with average annual increases of 1.2% per year. EIA expects the share of total utility-scale electricity generation from natural gas-fired power plants in the United States to rise from approximately 34% in 2018 to 37% in 2022 and to 39% by 2050. The generation share from coal is forecast to fall steadily during these periods, from 28% in 2018 to 23% in 2022 to 17% by 2050.

As reported by EIA, net electricity generation at utility-scale facilities in our country rose by 3.6% during 2018 as net generation from natural gas, wind and solar sources increased by 13.2%, 8.1% and 25.0%, respectively. Moreover, the share of net electricity generation fueled by natural gas rose from approximately 31.7% in 2017 to 34.4% for 2018. The net electricity generation from coal declined by 4.9% for the year. In summary, the share of the electrical power generation mix fueled by natural gas continued its increase, while the share fueled by coal has continued its fall.

Over the next three years, EIA forecasts that new wind and photovoltaic solar capacity will continue to be added to the utility-scale power fleet in the United States at a brisk pace substantially attributable to declining equipment costs and the availability of valuable tax credits. As these credits decline and then expire early in the next decade, the wind capacity additions will slow. Although tax incentives related to solar power also expire, the continuing decline in the cost of solar power equipment is predicted to sustain the growth of photovoltaic solar power generation facilities. Persistent low natural gas prices, lower power plant operating costs and higher energy generating efficiencies should sustain the demand for modern combined cycle gas-fired power plants in the future. Natural gas is relatively clean burning, cost-effective and reliable; its benefits as a source of power are compelling.

We believe that the future prospects for natural gas-fired power plant construction are favorable as natural gas is the primary source for power generation in our country. Major advances in horizontal drilling and the practice of hydraulic fracturing led to the boom in natural gas supply which is available at consistently low prices now and in the foreseeable future. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions. As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term. Demands for electricity, the ample supply of natural gas, and the future retirement of coal, nuclear and inefficient gas-fired energy plants, should result in modern natural gas-fired energy plants representing a substantial portion of new power generation additions in the future and an increased share of the power generation mix.

Moreover, the competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly. Last year, several significant competitors announced that they were exiting the market for a variety of reasons. While the competitive market remains dynamic, we expect that there will be fewer competitors for new gas-fired power plant EPC project opportunities.

We believe that the development of natural gas-fired power generation facilities in the United States should continue to provide new construction opportunities for us, although the pace of new opportunities emerging may be restrained in the near term as discussed above. We are committed to the rational pursuit of new construction projects and the future growth of our revenues. This may result in our decision to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC services contract to us. We believe that the Company has a growing reputation as an accomplished and cost-effective provider of EPC and other large project construction contracting services. With the proven ability to deliver completed power facilities, particularly combined cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets where we expect investments to be made based on forecasts of electricity demand covering decades into the future. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.

Comparison of the Results of Operations for the Three Months Ended April 30, 2019 and 2018

We reported net loss attributable to our stockholders of $29.8 million, or $1.91 per diluted share, for the three months ended April 30, 2019. For the three months ended April 30, 2018, we reported a comparable net income amount of $4.8 million, or $0.31 per diluted share.

The following schedule compares our operating results for the three months ended April 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended April 30,
	2019	2018	$ Change	% Change
REVENUES
Power industry services	$20,203	$122,487	$(102,284)	(83.5)%
Industrial fabrication and field services	27,069	16,449	10,620	64.6
Telecommunications infrastructure services	2,272	2,430	(158)	(6.5)
Revenues	49,544	141,366	(91,822)	(65.0)
COST OF REVENUES
Power industry services	44,526	108,296	(63,770)	(58.9)
Industrial fabrication and field services	24,271	15,649	8,622	55.1
Telecommunications infrastructure services	1,773	1,969	(196)	(10.0)
Cost of revenues	70,750	125,914	(55,164)	(43.8)
GROSS (LOSS) PROFIT	(21,026)	15,452	(36,478)	N/M
Selling, general and administrative expenses	9,588	9,637	(49)	(0.5)
Impairment loss	2,072	—	2,072	N/M
(LOSS) INCOME FROM OPERATIONS	(32,686)	5,815	(38,501)	N/M
Other income, net	2,252	764	1,488	194.8
(LOSS) INCOME BEFORE INCOME TAXES	(30,434)	6,579	(37,013)	N/M
Income tax benefit (expense)	521	(1,737)	2,258	N/M
NET (LOSS) INCOME	(29,913)	4,842	(34,755)	N/M
Net (loss) income attributable to non-controlling interests	(113)	5	(118)	N/M
NET (LOSS) INCOME ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$(29,800)	$4,837	$(34,637)	N/M

N/M — Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business decreased by 84%, or $102.3 million, to $20.2 million for the three months ended April 30, 2019 compared with revenues of $122.5 million for the three months ended April 30, 2018. The revenues of this business represented approximately 41% of consolidated revenues for the current quarter, and approximately 87% of consolidated revenues for the prior year quarter. GPS reached substantial completion on four gas-fired power plant projects during the year ended January 31, 2019 and concluded activities on a fifth gas-fired power plant early in the current quarter. These five power plants provided revenues of $8.4 million and $103.0 million for the three months ended April 30, 2019 and 2018, respectively, representing a 92% decline. GPS revenue levels have been negatively impacted by the delay in new project startups. The revenues for this segment also were negatively impacted by unfavorable adjustments recorded in April 2019 related to the TeesREP project. As previously discussed above, a detailed review of this challenging project by management for the quarter ended April 30, 2019 revealed that we were likely to incur a significant loss on this project which was recognized in the results of operations for the quarter. For the three months ended April 30, 2019, the reversal of revenues recorded in prior periods related to the changes that the Company made to transaction prices and to estimates of the costs-to-complete active contracts, including those changes related to the loss contract of APC, was a net amount of approximately $1.4 million.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business (representing the business of TRC) provided 55% of consolidated revenues for the three months ended April 30, 2019. Revenues increased by $10.6 million, or 65%, to $27.1 million for the three months ended April 30, 2019, compared to $16.4 million for the three months ended April 30, 2018. The largest portion of the revenues of TRC continue to be provided by industrial field services, which increased by $6.9 million between quarters. The major customers of TRC include some of North America’s largest forest products companies, large fertilizer producers as well as energy and mining companies with plants located in the southeast region of the United States. Over the last few quarters, TRC has been successful in obtaining business from several large new customers while expanding the volume of business from recurring industrial customers.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) were $2.3 million for the three months ended April 30, 2019 compared with revenues of $2.4 million for the three months ended April 30, 2018.

Cost of Revenues

Due primarily to the substantial decrease in consolidated revenues for the three months ended April 30, 2019 compared with last year’s first quarter, the corresponding consolidated cost of revenues also decreased. These costs were $70.8 million and $125.9 million for the three months ended April 30, 2019 and 2018, respectively; a reduction of approximately 44%.

The loss recognized by APC for the quarter ended April 30, 2019 in the amount of $27.6 million had a significant unfavorable effect on the Company’s gross profit, causing us to report a consolidated gross loss for the current quarter in the amount of $21.0 million. For the three months ended April 30, 2018, we reported a gross profit of approximately $15.5 million which represented a consolidated gross profit percentage of approximately 11% of corresponding consolidated revenues. For comparison, after removing the loss reported by APC, our overall gross profit percentage for the three months ended April 30, 2019 was 13.8% of corresponding consolidated revenues. For the three months ended April 30, 2019, the gross profit percentages of corresponding revenues for the industrial services and the telecommunications infrastructure segments were 10.3% and 22.0%, respectively. Both results were improvements from the gross profit percentages reported for the three months ended April 30, 2018, which were 4.9% and 19.0%, respectively

Impairment Loss

APC recorded a substantial loss on TeesREP during the three months ended April 30, 2019. We considered the recognition of a contract loss of this magnitude to be an event triggering a re-assessment of the goodwill which resulted in our conclusion that the remaining balance was impaired. Accordingly, an impairment loss was recorded in April 2019 in the amount of $2.1 million.

Other Income

For the three months ended April 30, 2019 and 2018, this line item included interest income earned on CDs in the amounts of $1.0 million and $1.1 million, respectively, and $0.5 million and $0.3 million of additional investment income earned on funds maintained in a money market account, respectively. The weighted average annual interest rates of the CDs owned during the comparable periods were 2.7% and 1.6%, respectively. For the three months ended April 30, 2019 and 2018, the weighted average initial terms-to-maturity of the CDs were 218 days and 283 days, respectively. For the three months ended April 30, 2019, other income also included interest accrued during the period in the amount of $0.6 million on income tax refunds that we expect to receive related to amended prior year income tax returns. For the three months ended April 30, 2018, the amount of this line item reflected interest expense in the amount of $0.5 million related to the resolution of a legal dispute.

Income Tax Benefit (Expense)

We recorded an income tax benefit for the three months ended April 30, 2019 in the amount of approximately $0.5 million which primarily reflected the tax benefit of the loss incurred for the current period by our domestic operations. We did not record any income tax benefit related to the net loss reported by the European operations of APC for the current quarter. After eliminating this loss from the forecast of net income for the year, we estimate that our annual effective income tax rate for the year ending January 31, 2020 before discrete items will approximate 24.8%. This tax rate differs from the statutory federal tax rate of 21% due primarily to state income taxes and the unfavorable effects of permanent differences relating to nondeductible travel and entertainment expenses and certain nondeductible executive compensation.

For the quarter ended April 30, 2018, we recorded income tax expense of $1.7 million reflecting an annual effective income tax rate of approximately 26% which was expected at the time. The estimated annual income tax rate was higher than the federal income tax rate of 21% due primarily to the estimated unfavorable effect of state income taxes, and the unfavorable effects of additional limitations on the deductibility of certain executive compensation and certain meals and entertainment expenses. Most of such expenses for which we are unable to take full tax deductions are living expenses incurred by employees assigned to out-of-town projects.

Liquidity and Capital Resources as of April 30, 2019

At April 30, and January 31, 2019, our balances of cash and cash equivalents were $132.4 million and $164.3 million, respectively. During this same period, our working capital decreased by $32.0 million to $302.1 million as of April 30, 2019 from $334.1 million as of January 31, 2019.

The net amount of cash used by operating activities for the three months ended April 30, 2019 was $36.4 million. Our net loss for the period, offset partially by the favorable adjustments related to non-cash income and expense items, used cash in the total amount of $26.2 million. Due substantially to the increased activity at TRC, accounts receivable increased during the three months ended April 30, 2019, representing a use of cash in the amount of $12.0 million. The Company also used cash during the three months ended April 30, 2019 in the amount of $10.5 million to reduce the level of accounts payable and accrued liabilities. However, the net balance of contract assets and liabilities declined by $8.4 million during the current quarter due primarily to a reduction in the amount of costs incurred and estimated earnings recognized on certain active projects in excess of the amounts billed on those projects, which represented a source of cash. Due primarily to the receipt of expected income tax refunds, the balance of other assets decreased by $4.0 million during the three months ended April 30, 2019; a source of cash.

The primary source of cash required to fund operations during the three months ended April 30, 2019 was the net maturity of short-term investments, certificates of deposit issued by Bank of America (our “Bank”), in the amount of $9.0 million. Cash proceeds in the amount of $1.6 million were received from the exercise of stock options during the current quarter. Non-operating activities used cash during the three months ended April 30, 2019, including primarily the payment of a quarterly cash dividend in the total amount of $3.9 million. Our operating subsidiaries also used cash during the three-month period ended April 30, 2019 in the amount of $2.0 million to fund capital expenditures.

During the three months ended April 30, 2018, our balance of cash and cash equivalents increased by $29.4 million to $151.5 million while our working capital decreased by $1.5 million during the period to $300.3 million as of April 30, 2018.

The net amount of cash used by operating activities for the three months ended April 30, 2018 was $60.9 million. Even though net income for the period, including the favorable adjustments related to non-cash expense items, provided cash in the total amount of $6.2 million, cash used in operations exceeded this amount primarily due to the effects of four major EPC projects that were nearing completion. Because these projects were well past the peak of their respective milestone billing schedules, the amounts of billings in excess of the amounts of the corresponding costs and estimated earnings on these projects declined during the quarter ended April 30, 2018. At the same time, the total amount of billings retained by customers continued to increase as these four projects were not yet completed as of April 30, 2018. As a result, we experienced an increase of $36.7 million in the amount of contract assets and a decrease of $17.2 million in the amount of contract liabilities during the quarter ended April 30, 2018, which together represented a use of cash in the amount of $53.9 million. In addition, increased activity on a fifth major project caused accounts receivable to increase during the three months ended April 30, 2018, a use of cash in the amount of $9.5 million.

Our primary source of this cash during the three months ended April 30, 2018 was the net maturity of short-term investments in the amount of $98.0 million. Non-operating activity cash uses included primarily the payment of a cash dividend of $3.9 million. Our operating subsidiaries used cash during the three-month period ended April 30, 2018 in the amount of $3.7 million for capital expenditures.

Our credit agreement with the Bank (the “Credit Agreement”), which expires on May 31, 2021, includes the following features, among others:

•                  a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 2.0%; and

•                  an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. We may use the borrowing ability to cover other credit issued by the Bank for our use in the ordinary course of business. At April 30, 2019, we had approximately $15.5 million of credit outstanding under the Credit Agreement primarily to support our APC activities. However, we had no outstanding borrowings. At April 30, and January 31, 2019, we were compliant with the financial covenants of the Credit Agreement. However, certain financial covenant requirements are based on the amount of earnings before interest, taxes, depreciation and amortization (“EBITDA”), as defined in the Credit Agreement, reported by us on a rolling twelve-month basis. The loss incurred by us for the current quarter has reduced the covenant compliance margins considerably.

At April 30, 2019, most of our balance of cash and cash equivalents was invested in a high-quality money market fund with at least 99.5% of its total assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Republic of Ireland and certain pound sterling-based bank accounts in the United Kingdom in support of the operations of APC.

We believe that cash on hand, cash that will be provided from the maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future. In particular, we maintain significant liquid capital on our balance sheet to help ensure our ability to maintain and obtain bonding capacity for EPC and other construction projects. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

EBITDA

We believe that EBITDA is a meaningful presentation that enables us to assess and compare our operating cash flow performance on a consistent basis by removing from our operating results the impacts of our capital structure, the effects of the accounting methods used to compute depreciation and amortization and the effects of operating in different income tax jurisdictions. Further, we believe that EBITDA is widely used by investors and analysts as a measure of performance. However, as EBITDA is not a measure of performance calculated in accordance with U.S. GAAP, we do not believe that this measure should be considered in isolation from, or as a substitute for, the results of our operations presented in accordance with U.S. GAAP that are included in our condensed consolidated financial statements. In addition, our EBITDA does not necessarily represent funds available for discretionary use and is not necessarily a measure of our ability to fund our cash needs.

The following table presents the determinations of EBITDA for the three months ended April 30, 2019 and 2018, respectively (amounts in thousands):

	Three Months Ended April 30,
	2019	2018
Net (loss) income, as reported	$(29,913)	$4,842
Interest expense	—	549
Income tax (benefit) expense	(521)	1,737
Depreciation	829	771
Amortization of purchased intangible assets	299	253
EBITDA	(29,306)	8,152
EBITDA of non-controlling interests	(115)	5
EBITDA attributable to the stockholders of Argan, Inc.	$(29,191)	$8,147

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with U.S. GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in operating activities that are presented in our condensed consolidated statements of cash flows for the three months ended April 30, 2019 and 2018 (amounts in thousands).

	Three Months Ended April 30,
	2019	2018
EBITDA	$(29,306)	$8,152
Current income tax benefit (expense)	780	(1,575)
Interest expense	—	(549)
Impairment loss	2,072	—
Other noncash items	284	156
Increase in accounts receivable	(12,049)	(9,522)
Decrease (increase) in other assets	3,962	(2,970)
Decrease in accounts payable and accrued expenses	(10,497)	(745)
Change in contracts in progress, net	8,372	(53,882)
Net cash used in operating activities	$(36,382)	$(60,935)

Critical Accounting Policies

We consider the accounting policies related to the recognition of revenues from customer contracts; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; income tax reporting; the valuation of employee stock options and the financial reporting associated with any significant legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including VIEs.

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the three-month period ended April 30, 2019, there have been no material changes in the way we apply the critical accounting policies described therein except that Note 7 to the accompanying condensed consolidated financial statements presents the revised accounting policy for leases that was adopted on February 1, 2019.

In addition, as disclosed in Note 5 to the accompanying condensed consolidated financial statements, we recorded an impairment loss during the three-month period ended April 30, 2019 in the amount of approximately $2.1 million, which effectively wrote-off the remaining balance of goodwill related to APC.

Recently Issued Accounting Pronouncements

In 2016, the FASB issued Accounting Standards Update 2016-13, Measurement of Credit Losses on Financial Instruments. The scope of this new standard covers, among other provisions, the methods that businesses shall use to estimate amounts of uncollectible accounts receivable. As subsequently amended, we do not expect that the requirements of this new guidance, which becomes effective for us on February 1, 2020, will materially affect our consolidated financial statements. There are no other recently issued accounting pronouncements that have not yet been adopted that we consider material to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of April 30, 2019, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 6 to the accompanying consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at 30-day LIBOR plus 2.0%.

As of April 30, 2019, the weighted average annual interest rate on our short-term investments of $123.4 million was 2.7%. During the three months ended April 30, 2019 and 2018, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. To illustrate the potential impact of changes in interest rates on our results of operations, we have performed the following hypothetical analysis, which assumes that our consolidated balance sheet as of April 30, 2019 remains constant, and no further actions are taken to alter our existing interest rate sensitivity (dollars in thousands). As the weighted average interest rate on our short-term investments was 2.7% at April 30, 2019, the largest decrease in the interest rates presented above is 270 basis points.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Decrease (Increase) in Loss (pre-tax)
Up 300 basis points	$991	$—	$991
Up 200 basis points	661	—	661
Up 100 basis points	330	—	330
Down 100 basis points	(330)	—	(330)
Down 200 basis points	(661)	—	(661)
Down 270 basis points	(856)	—	(856)

With the acquisition of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (US dollars). Such effects are recognized in accumulated other comprehensive loss, which is net of tax when applicable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of April 30, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

Included in Note 8 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q is the discussion of the status of a specific legal proceeding as of April 30, 2019. In the normal course of business, we may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A.   RISK FACTORS

There have been no material changes from our risk factors as disclosed in our Annual Report.

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

ARGAN, INC.

June 10, 2019	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

June 10, 2019	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer,
Treasurer and Secretary