Form 10-Q
period 2019-07-31
ARGAN INC
filed 2019-09-09
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Common stock, $0.15 par value: 15,633,302 shares as of September 5, 2019.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

JULY 31, 2019

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018

REVENUES	$63,059	$136,670	$112,603	$278,036
Cost of revenues	60,094	105,962	130,664	231,876
GROSS PROFIT (LOSS) (Note 2)	2,965	30,708	(18,061)	46,160
Selling, general and administrative expenses	10,038	10,378	19,626	20,015
Impairment loss (Note 5)	—	—	2,072	—
(LOSS) INCOME FROM OPERATIONS	(7,073)	20,330	(39,759)	26,145
Other income, net	1,642	2,928	3,894	3,692
(LOSS) INCOME BEFORE INCOME TAXES	(5,431)	23,258	(35,865)	29,837
Income tax benefit (expense)	6,411	(6,314)	6,932	(8,051)
NET INCOME (LOSS)	980	16,944	(28,933)	21,786
Net loss attributable to non-controlling interests	(174)	(28)	(287)	(23)
NET INCOME (LOSS) ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	1,154	16,972	(28,646)	21,809
Foreign currency translation adjustments	(6)	(693)	(1,060)	(1,272)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$1,148	$16,279	$(29,706)	$20,537

EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC. (Note 12)
Basic	$0.07	$1.09	$(1.84)	$1.40
Diluted	$0.07	$1.08	$(1.84)	$1.39

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,633	15,568	15,608	15,568
Diluted	15,757	15,673	15,608	15,673

CASH DIVIDENDS PER SHARE (Note 10)	$0.25	$0.25	$0.50	$0.50

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	July 31, 2019	January 31, 2019
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$170,710	$164,318
Short-term investments	62,914	132,213
Accounts receivable, net	45,989	36,174
Contract assets	51,742	58,357
Other current assets	21,782	25,286
TOTAL CURRENT ASSETS	353,137	416,348
Property, plant and equipment, net	20,903	19,778
Goodwill	30,766	32,838
Other purchased intangible assets, net	5,545	6,137
Right-of-use assets (Note 7)	1,043	—
Deferred taxes	7,979	1,257
Other assets	351	290
TOTAL ASSETS	$419,724	$476,648

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$26,028	$39,870
Accrued expenses (Notes 2, 7 and 11)	30,928	33,097
Contract liabilities	1,758	8,349
TOTAL CURRENT LIABILITIES	58,714	81,316
Lease liabilities (Note 7)	616	—
Other noncurrent liabilities	1,325	960
TOTAL LIABILITIES	60,655	82,276

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 15,636,535 and 15,577,102 shares issued at July 31 and January 31, 2019, respectively; 15,633,302 and 15,573,869 shares outstanding at July 31 and January 31, 2019, respectively	2,346	2,337
Additional paid-in capital	147,445	144,961
Retained earnings	211,167	247,616
Accumulated other comprehensive loss	(1,406)	(346)
TOTAL STOCKHOLDERS’ EQUITY	359,552	394,568
Non-controlling interests	(483)	(196)
TOTAL EQUITY	359,069	394,372
TOTAL LIABILITIES AND EQUITY	$419,724	$476,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional		Accumulated Other	Non-
	Outstanding Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive (Loss) Gain	controlling Interests	Total Equity

Balances, May 1, 2019	15,633,302	$2,346	$146,932	$213,921	$(1,400)	$(309)	$361,490
Net income (loss)	—	—	—	1,154	—	(174)	980
Foreign currency translation loss	—	—	—	—	(6)	—	(6)
Stock compensation expense	—	—	513	—	—	—	513
Cash dividends	—	—	—	(3,908)	—	—	(3,908)
Balances, July 31, 2019	15,633,302	$2,346	$147,445	$211,167	$(1,406)	$(483)	$359,069

Balances, May 1, 2018	15,567,719	$2,336	$143,783	$212,095	$843	$48	$359,105
Net income (loss)	—	—	—	16,972	—	(28)	16,944
Foreign currency translation loss	—	—	—	—	(693)	—	(693)
Stock compensation expense	—	—	338	—	—	—	338
Exercise of stock options	1,000	—	14	—	—	—	14
Cash dividends	—	—	—	(3,893)	—	—	(3,893)
Balances, July 31, 2018	15,568,719	$2,336	$144,135	$225,174	$150	$20	$371,815

Balances, February 1, 2019	15,573,869	$2,337	$144,961	$247,616	$(346)	$(196)	$394,372
Net loss	—	—	—	(28,646)	—	(287)	(28,933)
Foreign currency translation loss	—	—	—	—	(1,060)	—	(1,060)
Stock compensation expense	—	—	926	—	—	—	926
Exercise of stock options	59,433	9	1,558	—	—	—	1,567
Cash dividends	—	—	—	(7,803)	—	—	(7,803)
Balances, July 31, 2019	15,633,302	$2,346	$147,445	$211,167	$(1,406)	$(483)	$359,069

Balances, February 1, 2018	15,567,719	$2,336	$143,215	$211,112	$1,422	$43	$358,128
Adoption of ASC Topic 606 (Note 1)	—	—	—	37	—	—	37
Net income (loss)	—	—	—	21,809	—	(23)	21,786
Foreign currency translation loss	—	—	—	—	(1,272)	—	(1,272)
Stock compensation expense	—	—	906	—	—	—	906
Exercise of stock options	1,000	—	14	—	—	—	14
Cash dividends	—	—	—	(7,784)	—	—	(7,784)
Balances, July 31, 2018	15,568,719	$2,336	$144,135	$225,174	$150	$20	$371,815

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended July 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(28,933)	$21,786
Adjustments to reconcile net (loss) income to net cash used in operating activities
Deferred income tax (benefit) expense	(6,722)	924
Impairment loss	2,072	—
Depreciation	1,711	1,567
Stock compensation expense	926	906
Amortization of purchased intangible assets	592	506
Gain on the settlement of litigation	—	(1,400)
Other	650	(380)
Changes in operating assets and liabilities
Accounts receivable	(9,835)	(19,946)
Contract assets	6,615	(20,945)
Other assets	2,722	337
Accounts payable and accrued expenses	(16,371)	(18,659)
Contract liabilities	(6,591)	(23,228)
Net cash used in operating activities	(53,164)	(58,532)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	104,000	206,500
Purchases of short-term investments	(35,000)	(91,000)
Purchases of property, plant and equipment	(3,043)	(5,365)
Changes in notes receivable	—	225
Net cash provided by investing activities	65,957	110,360

CASH FLOWS FROM FINANCING ACTIVITIES
Cash dividends paid	(7,803)	(7,784)
Proceeds from the exercise of stock options	1,567	14
Net cash used in financing activities	(6,236)	(7,770)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(165)	(399)
NET INCREASE IN CASH AND CASH EQUIVALENTS	6,392	43,659
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,318	122,107
CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,710	$165,766

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$2,982	$2,333
Cash paid for interest	$—	$659
Cash received from income tax refunds	$7,917	$—
Operating lease payments made (Note 7)	$287	$—
Adoption of ASC Topic 842 (non-cash transaction, see Note 7)	$1,341	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2019

(Tabular dollar amounts in thousands, except per share data)

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”); The Roberts Company, Inc. (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”); and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter collectively referred to as the “Company.” Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and consulting services to the power generation and renewable energy markets. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms. Including consolidated joint ventures and variable interest entities (“VIEs”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems, pressure vessels and heat exchangers. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the United States.

Basis of Presentation

The condensed consolidated financial statements include the accounts of Argan, its wholly-owned subsidiaries and any VIEs for which the Company is deemed to be the primary beneficiary. All significant inter-company balances and transactions have been eliminated in consolidation. Certain amounts in the condensed consolidated balance sheet for the prior year-end were reclassified to conform to the current period-end presentation.

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

The condensed consolidated balance sheet as of July 31, 2019, the condensed consolidated statements of earnings and stockholders’ equity for the three and six months ended July 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended July 31, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of January 31, 2019 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of July 31, 2019, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Accounting Policies

Effective February 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases,” as amended, which herein is referred to as “ASC Topic 842.” Accordingly, operating leases with lease terms of more than twelve (12) months have been presented in the condensed consolidated balance sheet as of July 31, 2019 by adding assets for the rights-of-use and liabilities for the obligations that are created by these leases (see Note 7). The Company elected to apply the transition requirements at the adoption date rather than at the beginning of the earliest comparative period presented herein. There was no cumulative effect adjustment that had to be made to retained earnings at the adoption date, and prior year consolidated financial statements were not restated. The new accounting for leases did not have a material effect on the Company’s operating results for the three and six months ended July 31, 2019.

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

In 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The scope of this new standard covers, among other provisions, the methods that businesses shall use to estimate amounts of uncollectible accounts receivable. As subsequently amended, the Company does not expect that the requirements of this new guidance, which becomes effective for the Company on February 1, 2020, will materially affect its consolidated financial statements.

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

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities for the construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction services contract that has been negotiated and announced. The account balances of the VIE are included in the condensed consolidated financial statements, including development costs incurred by the VIE during the three and six-month periods ended July 31, 2019 and 2018. The total amounts of the project development costs included in the balances for property, plant and equipment as of July 31 and January 31, 2019 were $4.0 million and $2.1 million, respectively. At July 31 and January 31, 2019, the total amounts of notes receivable from the VIE and related accrued interest, which amounts are eliminated in consolidation, were $4.2 million and $2.1 million, respectively.

NOTE 2 — REVENUES FROM CONTRACT WITH CUSTOMERS

The new standard outlines a single comprehensive five-step model for entities to use in accounting for revenues arising from contracts with customers that requires reporting entities to:

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

When a performance obligation is satisfied over time, the related revenues are also recognized over time. Most of the Company’s revenues are recognized primarily under various types of long-term construction contracts, including those for which revenues are based on either a fixed price or a time and materials basis, and primarily over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer. Revenues from fixed price contracts, including a portion of estimated gross profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage-of-completion method. If at any time, the estimate of contract profitability indicates an anticipated loss on a contract, the Company will recognize the total loss in the reporting period that it is identified and an amount is estimable. Revenues from time and materials contracts are recognized when the related services are provided to the customer.

Most of the Company’s long-term contracts are considered to have a single performance obligation. Although multiple promises to transfer individual goods or services may exist, they are not typically distinct within the context of the applicable contract because the contract promises are interrelated or they require the Company to perform critical integration so that the customer receives a completed project.

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

Contract assets are defined in the new standard to include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities are defined in the new standard to include the amounts that reflect obligations to provide goods or services for which payment has been received. In addition, the definition of accounts receivable has been restated to effectively exclude billed amounts retained by project owners until a defined phase of a contract or project has been completed and accepted. Retentions were historically included in accounts receivable, but are now reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at July 31 and January 31, 2019 were $15.8 million and $15.3 million, respectively.

Variable Consideration

Contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price and are reflected in revenues when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at July 31 and January 31, 2019, were $22.8 million and $18.8 million, respectively. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Subsequent to the release of the Company’s consolidated financial statements for the fiscal year ended January 31, 2019, APC’s estimates of the unfavorable financial impacts of the difficulties on this particular project located in Teesside, England (the “TeesRep” project), including increased scope and design changes from original plans and work stoppages due to labor strikes, have escalated substantially. APC has conducted comprehensive reviews of the remaining contract work, prepared new timelines for the completion of the project and assessed other factors. Based on the completed analyses, management expects that the forecasted costs for APC at contract completion will exceed projected revenues by approximately $30.9 million.

The total amount of the expected loss on this project has been reflected in the condensed consolidated financial statements for the six months ended July 31, 2019. The amount of the contract loss reserve, approximately $7.3 million as of July 31, 2019, has been included in accrued expenses in the accompanying condensed consolidated balance sheet. An effect of changes that the Company has made during the six-month period ended July 31, 2019 to transaction prices and to estimates of the costs-to-complete active contracts, including those changes related to the loss contract of APC, was a net reversal of approximately $1.4 million in revenues that were recognized in prior years.

Remaining Unsatisfied Performance Obligations (“RUPO”)

The amount of RUPO represents the unrecognized revenue value of active contracts with customers as determined under ASC Topic 606. Increases to RUPO during a reporting period represent the transaction prices associated with new contracts, as well as additions to the transaction prices of existing contracts. The amounts of such changes may vary significantly each reporting period based on the timing of major new contract awards and the occurrence and assessment of contract variations. At July 31, 2019, the Company had RUPO of $57.5 million, most of which is expected to be recognized as revenues during the year ending January 31, 2020. Although the amount of reported RUPO represents business that is considered to be firm, it is important to note that cancellations, deferrals or scope adjustments may occur. RUPO may be adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as applicable.

Disaggregation of Revenues

The consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements. The amounts of revenues earned under fixed-price contracts during the six-month periods ended July 31, 2019 and 2018, were approximately 74% and 90%, respectively, of the corresponding consolidated revenues for the periods.

The following table presents consolidated revenues for the three and six months ended July 31, 2019 and 2018, disaggregated by the geographic area where the work was performed:

	Three Months Ended July 31,		Six Months Ended July 31,
	2019	2018	2019	2018
United States	$37,650	$108,939	$77,416	$233,093
United Kingdom	19,618	19,690	25,282	34,158
Republic of Ireland	5,748	7,415	9,751	10,159
Other	43	626	154	626
Consolidated Revenues	$63,059	$136,670	$112,603	$278,036

NOTE 3 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At July 31 and January 31, 2019, a significant amount of cash and cash equivalents was invested in a mutual fund with net assets invested in high-quality money market instruments. Such investments include U.S. Treasury obligations; obligations of U.S. Government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. Government obligations. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of July 31 and January 31, 2019 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 246 days and 250 days, respectively (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of July 31 and January 31, 2019 included accrued interest of $0.9 million and $1.2 million, respectively. Interest income is recorded when earned and is included in other income. At July 31 and January 31, 2019, the weighted average annual interest rates of the CDs were 2.7% and 2.6%, respectively. In addition, the Company has cash on deposit at the Bank in excess of federally insured limits. Management does not believe that maintaining substantially all such assets with the Bank represents a material risk.

NOTE 4 — ACCOUNTS AND NOTES RECEIVABLE

At July 31 and January 31, 2019, there were outstanding invoices, with balances included in accounts receivable and contract assets, in the aggregate amounts of $19.6 million and $17.1 million, respectively, for which the collection time will most likely depend on the resolution of the outstanding legal dispute between the parties (see Note 8). At July 31 and January 31, 2019, Company’s allowance for uncollectible accounts was insignificant. The amounts of the provision for uncollectible accounts and notes receivable for the six months ended July 31, 2019 and 2018 were also insignificant.

NOTE 5 — PURCHASED INTANGIBLE ASSETS

Primarily due to the significant reduction of the fair value of the business of APC deemed to have occurred in connection with the substantial contract loss discussed in Note 2 above, the Company recorded an impairment loss in the first quarter ended April 30, 2019 in the amount of $2.1 million, the balance of goodwill included in the condensed consolidated balance sheet as of January 31, 2019 associated with APC. At July 31 and January 31, 2019, the goodwill balances related to the acquisitions of GPS and TRC were $18.5 million and $12.3 million, respectively. No other changes were made to the balances of goodwill during the six months ended July 31, 2019 or 2018. The Company’s purchased intangible assets, other than goodwill, consisted of the following elements as of July 31 and January 31, 2019:

		July 31, 2019			January 31,
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net Amount	2019 (net amount)
Trade names	15 years	$8,323	$4,261	$4,062	$4,424
Process certifications	7 years	1,897	994	903	1,039
Customer relationships	4-10 years	1,346	766	580	674
Totals		$11,566	$6,021	$5,545	$6,137

NOTE 6 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.0%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. At July 31 and January 31, 2019, the Company had letters of credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $12.3 million and $15.2 million, respectively, that relate substantially to the TeesREP project (see Note 2). The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of July 31 and January 31, 2019, the Company was compliant with the financial covenants of the Credit Agreement.

NOTE 7 — COMMITMENTS

Leases

Management determines if a contract is or contains a lease at inception or upon modification of the contract. A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. The Company has made the election, as permitted by the new standard, not to apply the new accounting to those leases with terms of twelve (12) months or less and that do not include options to purchase the underlying assets that the Company is reasonably certain to exercise. In addition, the Company has chosen not to separate non-lease components from their related lease components. Finally, the Company elected to utilize the package of permitted practical expedients that, upon adoption of ASC Topic 842, allows entities to not reassess whether any existing contracts are or contain leases.

The Company’s operating leases primarily cover office space that expire on various dates through May 2024; it has no finance leases. Certain leases contain renewal options. Renewal periods are included in the expected lease term if they are reasonably certain of being exercised by the Company. None of the Company’s operating leases include significant amounts for incentives, rent holidays, penalties, or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

Operating lease right-of-use assets and associated lease liabilities are recognized in the balance sheet at the lease commencement date based on the present value of future minimum lease payments over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The expected lease term includes an option to extend or to terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Operating lease expense for the six months ended July 31, 2019 was $0.3 million. For operating leases as of July 31, 2019, the weighted average lease term was 42 months and the weighted average discount rate was 4.5%. The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of July 31, 2019:

Year ending January 31,
Remainder of 2020	$266
2021	283
2022	210
2023	187
2024	113
Thereafter	30
Total lease payments	1,089
Less interest portion	55
Present value of lease payments	1,034
Less current portion (included in accrued expenses)	418
Non-current portion	$616

The Company also uses equipment and occupies other facilities under cancelable or short-term rental agreements. Rent expense amounts incurred under operating leases and short-term rental agreements (including a portion of the lease expense amount disclosed above) and included in costs of revenues for the three and six months ended July 31, 2019 were $1.3 million and $2.3 million, respectively. Rent expense amounts incurred under these types of arrangements (including a portion of the lease expense amount disclosed above) and included in selling, general and administrative expenses for the three and six months ended July 31, 2019 were $0.2 million and $0.4 million, respectively. Rent expense amounts incurred on construction projects and included in the costs of revenues for the three and six months ended July 31, 2018 were approximately $3.4 million and $8.2 million, respectively. Rent expense amounts included in selling, general and administrative expenses for the three and six months ended July 31, 2018 were $0.1 million and $0.3 million, respectively.

Performance Bonds and Guarantees

In the normal course of business, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances and guarantees to clients on behalf of its wholly-owned subsidiaries on various major projects. As these subsidiaries are wholly-owned, any liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress are not estimable. Argan has provided a parent company performance guarantee and has caused the Bank to issue certain letters of credit (see Note 6) to Técnicas Reunidas (“TR”), the engineering, procurement and construction services (“EPC”) contractor on the TeesREP Biomass Power Station Project, on behalf of APC, a major subcontractor to TR on this project.

Warranties

The Company generally provides assurance-type warranties for work performed under its construction contracts which do not represent separate performance obligations. The warranties cover defects in equipment, materials, design or workmanship, and most warranty periods typically run from nine to twenty-four months after the completion of construction on a particular project. Because of the nature of the Company’s projects, including project owner inspections of the work both during construction and prior to substantial completion, the Company has not experienced material unexpected warranty costs in the past. Warranty costs are estimated based on the Company’s experience with the type of work and any known risks relative to each completed project. The accruals of liabilities which are established to cover estimated future warranty costs are recorded over the terms of the related contracts and they are included in the amounts of accrued expenses in the condensed consolidated balances sheets. The corresponding liabilities are periodically adjusted to reflect changes in the amounts of estimated expected warranty claims.

NOTE 8 — LEGAL MATTERS

In the normal course of business, the Company may also have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material adverse effect on the Company’s condensed consolidated financial statements except for the matter described below.

In January 2019, GPS filed a lawsuit against Exelon West Medway II, LLC and Exelon Generation Company, LLC (together referred to as “Exelon”) for Exelon’s breach of contract and failure to remedy various conditions which negatively impacted the schedule and the costs associated with the construction by GPS of a gas-fired power plant for Exelon in Massachusetts. Nonetheless, GPS continued to perform the efforts required by the contract to complete the project. On March 7, 2019, Exelon provided GPS with a notice intending to terminate the EPC contract under which GPS had been providing services to Exelon. At that time, the construction project was nearly complete and both of the power generation units included in the plant had successfully reached first fire. The completion of various prescribed performance tests and the clearance of punch-list items were the primary tasks necessary to be accomplished by GPS in order to achieve substantial completion of the power plant.

Among other actions, Exelon issued a contractual notice requiring GPS to vacate the construction site, made claims against GPS and has withheld payments from GPS on invoices rendered to Exelon in accordance with the terms of the EPC contract between the parties. In summary, the Company’s position is that Exelon wrongfully terminated GPS, materially breached the contract and received the benefits of the construction without making payments to GPS for the value received. With vigor, GPS intends to assert its rights under the EPC contract, to pursue the collection from Exelon of amounts owed under the contract (see Note 4) and to continue to defend itself against Exelon’s allegations that GPS did not perform in accordance with the contract. The legal process of the lawsuit filed by GPS has begun as the parties recently agreed to discovery and confidentiality protocols.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s board of directors may make awards under the 2011 Stock Plan (the “Stock Plan”) to officers, directors and key employees. Awards may include incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted or unrestricted stock. All stock options awarded under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant. ISOs shall have a term no longer than ten years; NSOs may have up to a ten-year term. In the past, stock options typically became exercisable one year from the date of award. Commencing in January 2018, stock options have been awarded with three-year vesting schedules. As of July 31, 2019, there were approximately 1.7 million shares of the Company’s common stock reserved for issuance under the Company’s stock plan. This number includes 520,000 shares of the Company’s common stock available for future awards.

Summaries of stock option activity under the Company’s stock option plans for the six months ended July 31, 2019 and 2018, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2019	1,140	$44.01	7.54	$11.22
Granted	92	$50.30
Exercised	(59)	$26.36
Forfeited	(38)	$46.34
Outstanding, July 31, 2019	1,135	$45.37	7.36	$11.45
Exercisable, July 31, 2019	729	$45.90	6.41	$11.97

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2018	889	$44.83	7.91	$11.74
Granted	97	$37.60
Exercised	(1)	$17.33
Outstanding, July 31, 2018	985	$44.15	7.65	$11.45
Exercisable, July 31, 2018	712	$44.50	6.92	$11.76

The changes in the number of non-vested options to purchase shares of common stock for the six months ended July 31, 2019 and 2018, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2019	375	$10.05
Granted	92	$11.68
Vested	(33)	$8.74
Forfeited	(28)	$11.27
Non-vested, July 31, 2019	406	$10.50

	Shares	Fair Value
Non-vested, February 1, 2018	301	$13.55
Granted	97	$8.74
Vested	(125)	$16.19
Non-vested, July 31, 2018	273	$10.64

The total intrinsic value of the stock options exercised during the six months ended July 31, 2019 was $1.4 million. The total intrinsic value of the stock options exercised during the six months ended July 31, 2018 was not material. At July 31, 2019, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $4.5 million and $4.2 million, respectively.

The Company estimates the fair value of each stock option on the date of award using the Black-Scholes pricing model. The Company believes that its past stock option exercise activity is sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. The fair value amounts for stock options granted during the periods presented herein were estimated on the corresponding dates of award based on the following weighted average assumptions:

	Six Months Ended July 31,
	2019	2018
Dividend yield	2.0%	2.7%
Expected volatility	34.0%	36.0%
Risk-free interest rate	2.4%	2.0%
Expected life (in years)	3.3	3.3

In April 2019 and 2018, and pursuant to terms of the Stock Plan, the Company awarded performance-based restricted stock units to two senior executives covering up to 36,000 shares of common stock at each date plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions depends on the total shareholder return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods. The award-date fair value amounts for restricted stock units are determined by using the per share market price of the Company’s common stock on the dates of award and the target number of shares for the award, by assigning equal probabilities to the thirteen possible payout outcomes at the ends of the three-year vesting periods, and by computing the weighted average of the outcome amounts. For each case, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number of shares on the award date.

The fair values of stock options and restricted stock units are recorded as stock compensation expense over the vesting periods of the corresponding awards. Expense amounts related to stock awards were $0.9 million for the six months ended July 31, 2019 and 2018. At July 31, 2019, there was $4.4 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

NOTE 10 — CASH DIVIDENDS

On June 20, 2019, the Company’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on July 31, 2019 to stockholders of record at the close of business on July 23, 2019. In April 2019, the board of directors declared a regular quarterly cash dividend of $0.25 per share of common stock, which was paid to stockholders on April 30, 2019. Last year, the board of directors declared regular quarterly cash dividends, each in the amount of $0.25 per share of common stock, which were paid to stockholders on July 31, 2018 and April 30, 2018, respectively.

NOTE 11 — INCOME TAXES

Income Tax Expense Reconciliation

The Company’s income tax amounts for the six months ended July 31, 2019 and 2018 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to loss or income before income taxes for the periods as shown in the table below.

	Six Months Ended July 31,
	2019	2018
Computed expected income tax benefit (expense)	$7,532	$(6,266)
Differences resulting from:
State income taxes, net of federal tax effect	490	(1,176)
Net operating loss deemed unrealizable	(6,112)	—
Bad debt loss	5,016	—
Foreign tax differential	(838)	94
Stock options	204	5
Adjustments and other permanent differences	640	(708)
Income tax benefit (expense)	$6,932	$(8,051)

Foreign income tax expense amounts for the six months ended July 31, 2019 and 2018 were not material. A valuation allowance in the amount of $6.1 million was established against the deferred tax asset amount created by the net operation loss of APC’s subsidiary in the United Kingdom for the six months ended July 31, 2019. However, this effect was substantially offset by an income tax benefit (federal and state) for the three and six months ended July 31, 2019 in the amount of approximately $5.9 million which is the favorable estimated tax impact of bad debt loss on loans made to APC from Argan, which were determined to be uncollectible during the three-month period ended July 31, 2019.

Research and Development Tax Credits

During the year ended January 31, 2019, the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits that may be available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in the Company’s operating results for any prior year reporting period. The amount of research and development tax credit benefit recognized in the consolidated financial statements last year was $16.2 million, which amount is net of an unfavorable adjustment recorded in the three-month period ended July 31, 2019 in the amount of $0.4 million. As described below, the Internal Revenue Service (the “IRS”) is examining the research and development credits that were included in the amendments of the Company’s consolidated federal income tax returns for the years ended January 31, 2016 and 2017 that were filed in January 2019. The Company does not anticipate any significant unfavorable changes to its income taxes to arise from the completion of these examinations.

The amount of identified but unrecognized income tax benefits related to research and development credits as of July 31, 2019 was $5.0 million, for which the Company has established a liability for uncertain income tax return positions, most of which is included in accrued expenses. The amount of the liability was $5.1 million as of January 31, 2019. The final outcome of these uncertain tax positions is not yet determinable. However, the Company does not expect that the amount of unrecognized tax benefits will significantly change due to any settlement and/or expiration of statutes of limitation over the next 12 months. As of July 31, 2019, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

Income Tax Returns

The Company is subject to income taxes in the United States, the Republic of Ireland, the United Kingdom and various other state and foreign jurisdictions. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2015 except for several notable exceptions including the Republic of Ireland, the United Kingdom and several states where the open periods are one year longer. The IRS conducted an examination of the Company’s original federal consolidated income tax return for the year ended January 31, 2016. The IRS represented to the Company that no unfavorable adjustment items were noted during the examination. However, the Company has consented to an extension of the audit timeline which will enable the IRS to examine the amendment to the income tax return, which includes the research and development credit for the year. In addition, the IRS has commenced an examination of the Company’s amended consolidated income tax return for the year ended January 31, 2017.

At July 31 and January 31, 2019, the amounts of other current assets presented in the condensed consolidated balance sheets included income tax refunds and prepaid income taxes in the combined amounts of $15.3 million and $19.5 million, respectively. The income tax refunds are amounts expected to be received from taxing authorities based on amended tax returns claiming research and development tax credits in prior years.

NOTE 12 — EARNINGS (LOSS) PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic and diluted earnings (loss) per share are computed as follows (shares in thousands except in the footnote below the charts):

	Three Months Ended July 31,
	2019	2018
Net income attributable to the stockholders of Argan, Inc.	$1,154	$16,972

Weighted average number of shares outstanding - basic	15,633	15,568
Effects of stock awards (1)	124	105
Weighted average number of shares outstanding - diluted	15,757	15,673

Net income per share attributable to the stockholders of Argan, Inc.
Basic	$0.07	$1.09
Diluted	$0.07	$1.08

	Six Months Ended July 31,
	2019	2018
Net (loss) income attributable to the stockholders of Argan, Inc.	$(28,646)	$21,809

Weighted average number of shares outstanding - basic	15,608	15,568
Effects of stock awards (1)	—	105
Weighted average number of shares outstanding - diluted	15,608	15,673

Net (loss) income per share attributable to the stockholders of Argan, Inc.
Basic	$(1.84)	$1.40
Diluted	$(1.84)	$1.39

(1)   For the three months ended July 31, 2019, the weighted average number of shares determined on a dilutive basis excludes the effect of antidilutive stock options covering 530,000 shares of common stock. For the six months ended July 31, 2019, all common stock equivalents are considered to be antidilutive as the Company incurred a net loss for the period. The numbers for the three and six months ended July 31, 2018 exclude the effects of antidilutive stock options covering 486,500 shares, which had exercise prices per share in excess of the average market price per share for the applicable period.

NOTE 13 — CUSTOMER CONCENTRATIONS

Historically, the majority of the Company’s consolidated revenues has related to performance by the power industry services segment which provided 44% and 77% of consolidated revenues for the three months ended July 31, 2019 and 2018, respectively, and 43% and 82% of consolidated revenues for the six months ended July 31, 2019 and 2018. The industrial services reporting segment represented 53% and 21% of consolidated revenues for the three months ended July 31, 2019 and 2018, respectively, and 54% and 16% of consolidated revenues for the six months ended July 31, 2019 and 2018, respectively.

The Company’s most significant customer relationships for the three months ended July 31, 2019 included one power industry service customer and one industrial services customer which accounted for approximately 23% and 11% of consolidated revenues, respectively. The Company’s most significant customer relationships for the three months ended July 31, 2018 included four power industry service customers which accounted for approximately 18%, 16%, 11% and 10% of consolidated revenues, respectively. The Company’s most significant customer relationships for the six months ended July 31, 2019 included two power industry service customers which accounted for approximately 12% and 10% of consolidated revenues, respectively. The Company’s most significant customer relationships for the six months ended July 31, 2018 included three power industry service customers which accounted for approximately 20%, 14%, and 13% of consolidated revenues, respectively.

The accounts receivable balance from one customer represented 16% of the corresponding consolidated balance as of July 31, 2019. Accounts receivable balances from two customers represented 25% and 15% of the corresponding consolidated balance as of January 31, 2019.

NOTE 14 — SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker, in determining how to allocate resources and in assessing performance. The Company’s reportable segments recognize revenues and incur expenses, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment. Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three months and six months ended July 31, 2019, intersegment revenues totaled approximately $0.9 million and $1.4 million, respectively. For both the three months and six months ended July 31, 2018, intersegment revenues totaled approximately $0.4 million.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three and six months ended July 31, 2019 and 2018. The “Other” column in each summary includes the Company’s corporate expenses:

Three Months Ended July 31, 2019	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$27,890	$33,230	$1,939	$—	$63,059
Cost of revenues	28,906	29,528	1,660	—	60,094
Gross (loss) profit	(1,016)	3,702	279	—	2,965
Selling, general and administrative expenses	5,659	2,080	539	1,760	10,038
(Loss) income from operations	(6,675)	1,622	(260)	(1,760)	(7,073)
Other income, net	1,490	—	—	152	1,642
(Loss) income before income taxes	$(5,185)	$1,622	$(260)	$(1,608)	(5,431)
Income tax benefit					6,411
Net income					$980

Amortization of purchased intangible assets	$83	$165	$45	$—	$293
Depreciation	173	606	101	2	882
Property, plant and equipment additions	812	236	10	—	1,058

Current assets	$252,367	$34,822	$1,948	$64,000	$353,137
Current liabilities	45,061	12,258	777	618	58,714
Goodwill	18,476	12,290	—	—	30,766
Total assets	281,535	63,393	3,457	71,339	419,724

Three Months Ended July 31, 2018	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$105,051	$28,037	$3,582	$—	$136,670
Cost of revenues	79,162	24,037	2,763	—	105,962
Gross profit	25,889	4,000	819	—	30,708
Selling, general and administrative expenses	6,153	1,953	388	1,884	10,378
Income (loss) from operations	19,736	2,047	431	(1,884)	20,330
Other income, net	1,420	1,400	—	108	2,928
Income (loss) before income taxes	$21,156	$3,447	$431	$(1,776)	23,258
Income tax expense					6,314
Net income					$16,944

Amortization of purchased intangible assets	$88	$165	$—	$—	$253
Depreciation	189	511	92	4	796
Property, plant and equipment additions	716	711	247	—	1,674

Current assets	$341,112	$29,983	$4,041	$78,077	$453,213
Current liabilities	121,620	16,378	902	942	139,842
Goodwill	20,548	13,781	—	—	34,329
Total assets	369,714	60,077	5,676	78,336	513,803

Six Months Ended July 31, 2019	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$48,093	$60,299	$4,211	$—	$112,603
Cost of revenues	73,432	53,799	3,433	—	130,664
Gross (loss) profit	(25,339)	6,500	778	—	(18,061)
Selling, general and administrative expenses	11,305	3,941	1,050	3,330	19,626
Impairment loss	2,072	—	—	—	2,072
(Loss) income from operations	(38,716)	2,559	(272)	(3,330)	(39,759)
Other income, net	3,590	—	—	304	3,894
(Loss) income before income taxes	$(35,126)	$2,559	$(272)	$(3,026)	(35,865)
Income tax benefit					6,932
Net loss					$(28,933)

Amortization of purchased intangible assets	$170	$331	$91	$—	$592
Depreciation	341	1,166	201	3	1,711
Property, plant and equipment additions	1,874	1,051	107	11	3,043

Six Months Ended July 31, 2018	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$227,538	$44,486	$6,012	$—	$278,036
Cost of revenues	187,458	39,686	4,732	—	231,876
Gross profit	40,080	4,800	1,280	—	46,160
Selling, general and administrative expenses	11,385	3,788	850	3,992	20,015
Income (loss) from operations	28,695	1,012	430	(3,992)	26,145
Other income, net	2,095	1,400	—	197	3,692
Income (loss) before income taxes	$30,790	$2,412	$430	$(3,795)	29,837
Income tax expense					8,051
Net income					$21,786

Amortization of purchased intangible assets	$175	$331	$—	$—	$506
Depreciation	365	1,024	171	7	1,567
Property, plant and equipment additions	1,542	3,275	547	1	5,365

NOTE 15 — SUBSEQUENT EVENT

On August 29, 2019, GPS received full notice to proceed with EPC activities under a contract for a 1,875 MW natural gas-fired power plant that will be built in Guernsey County, Ohio. Construction of this state-of-the-art combined cycle facility has begun with completion scheduled in 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of July 31, 2019, and the results of their operations for the three and six months ended July 31, 2019 and 2018, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 that was filed with the SEC on April 10, 2019 (the “Annual Report”).

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

Business Description

Argan is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation and renewable energy markets for a wide range of customers including independent power project owners, public utilities, power plant equipment suppliers and global energy plant construction firms. GPS, including any consolidated joint ventures and VIEs, and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southern region of the United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels, heat exchangers and piping systems. Through SMC, now conducting business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the United States. We may make additional acquisitions of and/or investments in companies with potential for profitable growth that reflect more than one industrial focus. We expect that they will be held in separate subsidiaries that will be operated in a manner that best provides value for our stockholders.

Overview

In our Annual Report, we disclosed that APC had encountered significant operational and contractual challenges in completing a power-plant construction project in the United Kingdom, and that the consolidated operating results for the year ended January 31, 2019 reflected unfavorable gross profit adjustments related to this project, the Tees Renewable Energy Plant (TeesREP), which is a biomass-fired power plant under construction in Teesside. The disclosure explained that the project progress was behind the schedule originally established for the job and warned that the project may continue to impact the Company’s consolidated operating results negatively until it reaches completion.

Subsequent to the filing of our Annual Report, APC’s estimates of the unfavorable financial impacts of the unique and numerous difficulties on this project, including increased scope and design changes from original plans and work stoppages due to labor strikes, escalated substantially. APC has conducted multiple comprehensive reviews of the remaining contract work, prepared updated timelines for the completion of the project and assessed other factors, such as worker productivity metrics. Currently, we estimate that the forecasted costs to perform the contracted work will exceed projected revenues by $30.9 million. The total amount of this loss was recognized in our operating results for the six-month period ended July 31, 2019, including $3.4 million reflected in our operating results for the three months ended July 31, 2019.

Currently, APC continues to perform the works on the TeesREP project for Técnicas Reunidas (TR), the engineering, procurement and construction services contractor on this project. APC is a major subcontractor to TR. APC and TR continue to negotiate operational and commercial terms for the completion of the project as well as to resolve past commercial differences. It is not certain that we will be able to reach agreement on the terms and/or to reconcile the commercial differences in a timely manner, if at all. We continue to reserve our rights under the contract. In the event we are unable to reach agreement, we will consider other courses of action, operationally and legally, that may provide mitigation to the loss on this project. Argan has provided certain letters of credit and a parent company performance guarantee to TR on the TeesREP project on behalf of APC. The combined amount of accounts receivable (which are current) and contract assets included in the condensed consolidated balance sheet as of July 31, 2019, less the reserve for contract loss included in accrued expenses in the amount of $7.3 million, was $16.1 million.

Nonetheless, we did have notable favorable accomplishments and other events for the quarter ended July 31, 2019, including the following:

•                        The booking of a previously announced new project for GPS boosted our project backlog amount to over $1.4 billion as of July 31, 2019.

•                        APC successfully reached substantial completion of its gas-fired power plant project located in Spalding, England.

•                        TRC reported record quarterly revenues for the three months ended July 31, 2019.

•                        We paid a regular quarterly cash dividend of $0.25 per share of common stock to our stockholders.

Subsequent to quarter-end, GPS received a full notice to proceed (“FNTP”) with EPC activities under a contract to build a 1,875 MW natural gas-fired power plant in Guernsey County, Ohio. The value of this EPC services contract was included in the amount of project backlog we reported as of January 31, 2019.

Our consolidated revenues for the three months ended July 31, 2019 were $63.1 million which represented a decline of $73.6 million from $136.7 million for the three months ended July 31, 2018, and they have decreased to $112.6 million for the six months ended July 31, 2019 from $278.0 million for the six months ended July 31, 2018. As GPS prepares to proceed fully with its new projects, its revenues remain at a low level. However, the commencement of construction activities for the Guernsey Power Station should result in increased revenues over the coming periods. The revenues of the power industry services segment represented only 44.2% and 42.7% of consolidated revenues for the three and six months ended July 31, 2019, respectively. For the three and six months ended July 31, 2018, the percentage shares were 76.9% and 81.8%, respectively. The majority of consolidated revenues for the current year have been contributed by the industrial services business of TRC which continued its strong top-line performance by reporting revenues of $33.2 million and $60.3 million for the three and six months ended July 31, 2019, respectively. These amounts were 52.7% and 53.6% of consolidated revenues for the three and six months ended July 31, 2019, respectively, and represented increases of 18.5% and 35.5%, respectively, from the comparable revenues for the three and six months ended July 31, 2018.

The significant loss incurred by APC caused us to report a consolidated gross loss of $18.1 million for the six months ended July 31, 2019. The contract loss also prompted us to record an impairment loss related to the goodwill of APC in the amount of $2.1 million during the first quarter. Due substantially to these items, we incurred a consolidated loss before income tax benefit of $35.9 million for the six months ended July 31, 2019. We have recorded an income tax benefit for the three months ended July 31, 2019 in the amount of approximately $6.4 million which primarily reflects the favorable estimated tax impact of a bad debt loss on loans made to APC from Argan, which were determined to be uncollectible during the three-month period ended July 31, 2019. On the other hand, we have not recorded any income tax benefit for the operating loss of APC’s subsidiary in the United Kingdom for the six months ended July 31, 2019. As a result, we have reported a net loss attributable to the stockholders of Argan in the amount of $28.6 million for the six months ended July 31, 2019, or $1.84 loss per share on a diluted basis. Last year, for the six months ended July 31, 2018, we reported net income attributable to the stockholders of Argan in the amount of $21.8 million, or $1.39 per share on a diluted basis.

Primarily due to the low volume of business at GPS and the additional contract loss amount of $3.4 million recorded by APC, offset by the favorable effect of the tax benefit identified above, we had net income attributable to the stockholders of Argan in the amount of $1.2 million for the three months ended July 31, 2019, or $0.07 per share on a diluted basis. Last year, for the three months ended July 31, 2018, we reported net income attributable to the stockholders of Argan in the amount of $17.0 million, or $1.08 per share on a diluted basis.

As it takes time for us to ramp-up meaningful revenues associated with new construction projects due to the project life-cycles of gas-fired power plants, we expect current year results to improve slowly over the remaining two quarters. We are optimistic that we will see a resumption of year-to-year growth as these new projects mature. We continue to evaluate new project opportunities and negotiations continue with project owners for several other major projects.

Project Backlog

In August 2019, GPS received a FNTP with EPC activities under a contract to build an 1,875 MW natural gas-fired power plant in Guernsey County, Ohio. This project was announced early in the first quarter and its contract value was reflected in project backlog at that time. The Guernsey Power Station is being jointly developed by Caithness Energy, L.L.C. (“Caithness”) and Apex Power Group, LLC. Last year, we completed the construction of the Freedom Generating Station for Caithness, a 1,040 MW combined cycle natural gas-fired power plant located in Pennsylvania. In May 2019, GPS entered into an EPC services contract to construct a 625 MW natural gas-fired power plant in Harrison County, West Virginia, the value of which was added to project backlog at that time. Caithness partnered with Energy Solutions Consortium, LLC (“ESC”) to develop this project.

Both new facilities will be state-of-the-art combined cycle power plants, with power islands based on natural gas-fired turbines supplied by General Electric, providing electricity to the PJM grid. As indicated above, construction activities for the power generating facility in Guernsey have begun with completion scheduled in 2022. A limited notice to proceed (“LNTP”) with certain preliminary activities has been received from the owners for the project in Harrison County. However, the construction commencement dates for this power plant, as well as a project to build a gas-fired power plant in Reidsville, Ohio (the value of which was included in project backlog as of July 31 and January 31, 2019), have been pushed out and we cannot predict with certainty the start dates at this time. For all projects, the start date for construction is generally controlled by the project owners. However, we believe it is probable that both of these projects will commence within a reasonable timeframe.

Our project backlog amount was approximately $1.4 billion and $1.1 billion as of July 31 and January 31, 2019, respectively. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects. Cancellations or reductions may occur that may reduce project backlog and our expected future revenues. We include the value of an EPC services contract in project backlog when we believe that it is probable that the project will commence within a reasonable timeframe, among other factors.

As announced in Fiscal 2019, GPS entered into an EPC services contract to construct the Chickahominy Power Station, a 1,600 MW natural gas-fired power plant, in Charles City County, Virginia. Even though we are providing financial and technical support to the project development effort through a consolidated VIE, we have not included the value of this contract in our project backlog. The project development continues to progress and we are cautiously optimistic the project will start later this year; at which time we will add the contract value to project backlog.

We believe that the delays in new business awards to GPS and the project construction starts of certain previously awarded projects relate to a variety of factors, especially in the northeast and mid-Atlantic regions of the United States. For example, there is some remaining uncertainty surrounding the level of regulatory support for coal as part of the energy mix, an increase in the amount of power generating capacity provided by renewable energy assets and improvements and decreasing prices in renewable energy storage solutions. Together with the difficulty in obtaining project equity financing, these factors may be impacting the planning and initial phases for the construction of new natural gas-fired power plants which continue to be deferred by project owners.

Although the downward trend was interrupted last year, our country has experienced a decline in carbon dioxide emissions from power plants as the growth in renewable energy and the supply of inexpensive natural gas have moved more energy producers away from coal. The coal-fired power plant fleet is generally old. It remains expensive to keep the coal plants running, and they are not competitive in the marketplace. Nevertheless, in some cases, new support may encourage the continued operation of old coal plants that might otherwise be retired without any government intervention. Other unfavorable factors include challenging energy capacity auctions for new power generating assets, the impacts of environmental activism and the resolve of several states to move towards 100% renewable energy. Protests against fossil-fuel related energy projects continue to garner media attention and stir public skepticism about new pipelines resulting in project delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to planned gas-fired power plant sites, thereby increasing the risk of power plant project delays or cancellations.

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

Net electricity generation by utility-scale facilities in our country declined by 1.5% for the five months ended May 31, 2019 compared with the same period of 2018. However, the net generation from natural gas rose by 6.4% between five-month periods and represented a 34.6% share of the net generation from all fuel sources. The net electricity generation from coal decreased by 11.0% between the comparable five-month periods and the net electricity generation from renewable energy sources (other than hydroelectric power) increased by 1.3%. The shares of net generation from coal and other renewable sources for the five-month period ended May 31, 2019 were 24.2% and 11.8%, respectively.

Over the next three years, EIA forecasts that new wind and photovoltaic solar capacity will continue to be added to the utility-scale power fleet in the United States at a brisk pace substantially attributable to declining equipment costs and the availability of valuable tax credits. As these credits decline and then expire early in the next decade, the wind capacity additions are expected to slow. Although tax incentives related to solar power also expire, the continuing decline in the cost of solar power equipment is predicted to sustain the growth of photovoltaic solar power generation facilities. Nonetheless, persistent low natural gas prices, lower power plant operating costs and higher energy generating efficiencies should sustain the demand for modern combined cycle gas-fired power plants in the future. Natural gas is relatively clean burning, cost-effective and reliable; its benefits as a source of power are compelling.

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

Moreover, the competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly. Last year, several significant competitors announced that they were exiting the market for a variety of reasons. While the competitive market remains dynamic, we expect that there will be fewer competitors for new gas-fired power plant EPC project opportunities in the foreseeable future.

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

Comparison of the Results of Operations for the Three Months Ended July 31, 2019 and 2018

We reported net income attributable to our stockholders of $1.2 million, or $0.07 per diluted share, for the three months ended July 31, 2019. For the three months ended July 31, 2018, we reported a comparable net income amount of $17.0 million, or $1.08 per diluted share.

The following schedule compares our operating results for the three months ended July 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended July 31,
	2019	2018	$ Change	% Change
REVENUES
Power industry services	$27,890	$105,051	$(77,161)	(73.4)%
Industrial fabrication and field services	33,230	28,037	5,193	18.5
Telecommunications infrastructure services	1,939	3,582	(1,643)	(45.9)
Revenues	63,059	136,670	(73,611)	(53.9)
COST OF REVENUES
Power industry services	28,906	79,162	(50,256)	(63.5)
Industrial fabrication and field services	29,528	24,037	5,491	22.8
Telecommunications infrastructure services	1,660	2,763	(1,103)	(39.9)
Cost of revenues	60,094	105,962	(45,868)	(43.3)
GROSS PROFIT	2,965	30,708	(27,743)	(90.3)
Selling, general and administrative expenses	10,038	10,378	(340)	(3.3)
(LOSS) INCOME FROM OPERATIONS	(7,073)	20,330	(27,403)	N/M
Other income, net	1,642	2,928	(1,286)	(43.9)
(LOSS) INCOME BEFORE INCOME TAXES	(5,431)	23,258	(28,689)	N/M
Income tax benefit (expense)	6,411	(6,314)	12,725	N/M
NET INCOME	980	16,944	(15,964)	(94.2)
Net loss attributable to non-controlling interests	(174)	(28)	(146)	521.4
NET INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$1,154	$16,972	$(15,818)	(93.2)

N/M — Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business decreased by 73%, or $77.2 million, to $27.9 million for the three months ended July 31, 2019 compared with revenues of $105.1 million for the three months ended July 31, 2018. The revenues of this business represented approximately 44% of consolidated revenues for the current quarter and approximately 77% of consolidated revenues for the prior year quarter. GPS reached substantial completion on four gas-fired power plant projects during the year ended January 31, 2019 and concluded activities on a fifth gas-fired power plant early in the first quarter of the current fiscal year. These five power plants provided revenues of $0.3 million and $75.8 million for the three months ended July 31, 2019 and 2018, respectively, representing over a 99% decline. GPS revenue levels have been negatively impacted by the delay in new project startups. GPS revenues are expected to increase in the second half of the current year as GPS recently received a FNTP with EPC activities under a contract to build an 1,875 MW natural gas-fired power plant in Guernsey County, Ohio.  However, these expected increased revenues at GPS will be partially offset by decreased revenues at APC as the InterGen Spalding OCGT Expansion Project was completed in the three-month period ended July 31, 2019.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business (representing the business of TRC) provided 53% of consolidated revenues for the three months ended July 31, 2019. Revenues increased by $5.2 million, or 19%, to $33.2 million for the three months ended July 31, 2019, compared to $28.0 million for the three months ended July 31, 2018. The largest portion of the revenues of TRC continue to be provided by industrial field services, which increased by $9.8 million between quarters. The major customers of TRC include some of North America’s largest forest products companies, large fertilizer producers as well as other chemical, energy and mining companies with plants located in the southeast region of the United States. Over the last few quarters, TRC has been successful in obtaining business from several large new customers while expanding the volume of business from recurring industrial customers.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) were $1.9 million for the three months ended July 31, 2019 compared with revenues of $3.6 million for the three months ended July 31, 2018. The decrease was primarily due to the completion of a large fiber cabling project that contributed a major portion of revenues last year.

Cost of Revenues

Due primarily to the substantial decrease in consolidated revenues for the three months ended July 31, 2019 compared with last year’s second quarter, the corresponding consolidated cost of revenues also decreased. These costs were $60.1 million and $106.0 million for the three months ended July 31, 2019 and 2018, respectively; a reduction of approximately 43%. For the three months ended July 31, 2019, we reported a gross profit of approximately $3.0 million which represented a consolidated gross profit percentage of approximately 5% of corresponding consolidated revenues. The $3.4 million loss incurred by APC on the TeesREP project for the quarter ended July 31, 2019 had an unfavorable effect on the Company’s gross profit. For the three months ended July 31, 2018, we reported a gross profit of approximately $30.7 million which represented a consolidated gross profit percentage of approximately 22% of corresponding consolidated revenues. For the three months ended July 31, 2019, the gross profit percentages of corresponding revenues for the industrial services and the telecommunications infrastructure segments were 11.1% and 14.4%, respectively. Both results were declines from the gross profit percentages reported for the three months ended July 31, 2018, which were 14.3% and 22.9%, respectively, due primarily to project close-out adjustments to the gross profits of certain projects of TRC and fixed overhead cost absorption limitations related to the low volume of revenues at SMC.

Other Income

For the three months ended July 31, 2019 and 2018, this line item included interest income earned on CDs in the amounts of $0.7 million and $1.0 million, respectively, and $0.6 million and $0.4 million of additional investment income earned on funds maintained in a money market account, respectively. The weighted average annual interest rates of the CDs owned during the comparable periods were 2.7% and 1.8%, respectively, and the weighted average income rates related to the money market investments were 2.3% and 1.8%, respectively. For the three months ended July 31, 2019 and 2018, the weighted average initial terms-to-maturity of the CDs were 228 days and 280 days, respectively. For the three months ended July 31, 2018, the amount of this line item also included a gain on TRC’s settlement of a lawsuit in the amount of $1.4 million and reflected interest expense in the amount of $0.1 million related to the resolution of a separate legal dispute.

Income Tax Benefit (Expense)

We recorded an income tax benefit for the three months ended July 31, 2019 in the amount of approximately $6.4 million which primarily reflected the favorable tax impact of bad debt loss realized on loans made to APC from Argan, which were determined to be uncollectible. We did not record any income tax benefit related to the net loss reported by the subsidiary operations of APC located in the United Kingdom for the current quarter. After eliminating this loss from the forecast of net income for the year, we estimate that our annual effective income tax rate for the year ending January 31, 2020 before discrete items, including the bad debt loss, will approximate 36.3%. This tax rate differs from the statutory federal tax rate of 21% due to state income taxes and the sum of the unfavorable effects of permanent differences associated with nondeductible travel and entertainment expenses, certain nondeductible executive compensation expense and the goodwill impairment loss.

For the quarter ended July 31, 2018, we recorded income tax expense of $6.3 million reflecting an annual effective income tax rate of approximately 27.5% (before the tax effect of discrete items for the quarter). The estimated annual income tax rate was higher than the federal income tax rate of 21% due primarily to the estimated unfavorable effect of state income taxes, and the unfavorable effects of additional limitations on the deductibility of certain business expenses.

Comparison of the Results of Operations for the Six Months Ended July 31, 2019 and 2018

We reported net loss attributable to our stockholders of $28.6 million, or $1.84 per diluted share, for the six months ended July 31, 2019. For the six months ended July 31, 2018, we reported a comparable net income attributable to our stockholders in the amount of $21.8 million, or $1.39 per diluted share.

The following schedule compares our operating results for the six months ended July 31, 2019 and 2018 (dollars in thousands):

	Six Months Ended July 31,
	2019	2018	$ Change	% Change
REVENUES
Power industry services	$48,093	$227,538	$(179,445)	(78.9)%
Industrial fabrication and field services	60,299	44,486	15,813	35.5
Telecommunications infrastructure services	4,211	6,012	(1,801)	(30.0)
Revenues	112,603	278,036	(165,433)	(59.5)
COST OF REVENUES
Power industry services	73,432	187,458	(114,026)	(60.8)
Industrial fabrication and field services	53,799	39,686	14,113	35.6
Telecommunications infrastructure services	3,433	4,732	(1,299)	(27.5)
Cost of revenues	130,664	231,876	(101,212)	(43.6)
GROSS (LOSS) PROFIT	(18,061)	46,160	(64,221)	N/M
Selling, general and administrative expenses	19,626	20,015	(389)	(1.9)
Impairment loss	2,072	—	2,072	N/M
(LOSS) INCOME FROM OPERATIONS	(39,759)	26,145	(65,904)	N/M
Other income, net	3,894	3,692	202	5.5
(LOSS) INCOME BEFORE INCOME TAXES	(35,865)	29,837	(65,702)	N/M
Income tax benefit (expense)	6,932	(8,051)	14,983	N/M
NET (LOSS) INCOME	(28,933)	21,786	(50,719)	N/M
Net loss attributable to non-controlling interests	(287)	(23)	(264)	N/M
NET (LOSS) INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$(28,646)	$21,809	$(50,455)	N/M

N/M — Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business decreased by 79%, or $179.4 million, to $48.1 million for the six months ended July 31, 2019 compared with revenues of $227.5 million for the six months ended July 31, 2018. The revenues of this business represented approximately 43% of consolidated revenues for the current year six-month period, and approximately 82% of consolidated revenues for the comparable prior year period. GPS reached substantial completion on four gas-fired power plant projects during the year ended January 31, 2019 and concluded activities on a fifth gas-fired power plant early in the first quarter of the current fiscal year. These five power plants provided revenues of $8.7 million and $178.8 million for the six months ended July 31, 2019 and 2018, respectively, representing a 95% decline. GPS revenue levels have been negatively impacted by the delay in new project startups. The revenues for this segment also were negatively impacted by decreased activities and unfavorable adjustments recorded during the current year  related to the TeesREP project.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business provided 54% of consolidated revenues for the six months ended July 31, 2019. Revenues increased by $15.8 million, or 36%, to $60.3 million for the six months ended July 31, 2019, compared to $44.5 million for the six months ended July 31, 2018. The largest portion of the revenues of TRC continue to be provided by industrial field services, which increased by $17.2 million between the comparable periods. The major customers of TRC include some of North America’s largest forest products companies, large fertilizer producers as well as other chemical, energy and mining companies with plants located in the southeast region of the United States. Over the last twelve months, TRC has been successful in obtaining business from several large new customers while expanding the volume of business from recurring industrial customers.

Telecommunications Infrastructure Services

The revenues of this business segment were $4.2 million for the six months ended July 31, 2019 compared with revenues of $6.0 million for the six months ended July 31, 2018. As indicated above, prior year revenues were bolstered by the revenues associated with a large fiber cabling project that has been completed.

Cost of Revenues

Due primarily to the substantial decrease in consolidated revenues for the six months ended July 31, 2019 compared with last year’s period, the corresponding consolidated cost of revenues also decreased. These costs were $130.7 million and $231.9 million for the six months ended July 31, 2019 and 2018, respectively; a reduction of approximately 44%.

The loss recorded by APC on the TeesREP project in the amount of $30.9 million for the six months ended July 31, 2019 had a significant unfavorable effect on the Company’s gross profit, causing us to report a consolidated gross loss for the current six-month period in the amount of $18.1 million. For the six months ended July 31, 2018, we reported a gross profit of approximately $46.2 million which represented a consolidated gross profit percentage of approximately 17% of corresponding consolidated revenues. For comparison, after removing the revenues and costs related to the TeesREP project, our overall gross profit percentage for the six months ended July 31, 2019 was 13.4% of corresponding consolidated revenues. For the six months ended July 31, 2019, the gross profit percentages of corresponding revenues for the industrial services and the telecommunications infrastructure segments were 10.8% and 18.5%, respectively. Both results were fairly consistent with the gross profit percentages reported for the six months ended July 31, 2018, which were 10.8% and 21.3%, respectively.

Impairment Loss

We considered the magnitude of the contract loss related to the TeesREP project to be an event triggering a re-assessment of the goodwill which resulted in our conclusion that the remaining value was impaired. Accordingly, an impairment loss was recorded in April 2019 in the amount of $2.1 million.

Other Income

For the six months ended July 31, 2019 and 2018, this line item included interest income earned on CDs in the amounts of $1.7 million and $2.0 million, respectively, and additional investment income earned on funds maintained in a money market account in the amounts of $1.1 million and $0.7 million, respectively. The weighted average annual interest rates of the CDs owned during the comparable periods were 2.6% and 1.7%, respectively, and the weighted average income rates related to the money market investments were 2.4% and 1.6% for the periods, respectively. For the six months ended July 31, 2019 and 2018, the weighted average initial terms-to-maturity of the CDs were 212 days and 259 days, respectively. For the six months ended July 31, 2019, other income also reflected interest income accrued during the period in the amount of $0.7 million on income tax refunds that we expect to receive related to amended prior year income tax returns. For the six months ended July 31, 2018, the amount of this line item also included a gain on TRC’s settlement of a lawsuit in the amount of $1.4 million and reflected interest expense in the amount of $0.7 million related to the resolution of a separate legal dispute.

Income Tax Benefit (Expense)

We recorded an income tax benefit for the six months ended July 31, 2019 in the amount of approximately $6.9 million which primarily reflected the favorable tax impact of bad debt loss realized on loans made to APC from Argan,, which were determined to be uncollectible. We did not record any income tax benefit related to the net loss reported by the subsidiary operations of APC located in the United Kingdom for the current year. After eliminating this loss from the forecast of net income for the year, we estimate that our annual effective income tax rate for the year ending January 31, 2020 before discrete items will approximate 36.3% as described above.

For the six months ended July 31, 2018, we recorded income tax expense of $8.1 million reflecting an annual effective income tax rate of approximately 28% which was expected at the time. The estimated annual income tax rate was higher than the federal income tax rate of 21% due primarily to the estimated unfavorable effect of state income taxes, and the unfavorable effects of additional limitations on the deductibility of certain business expenses.

Liquidity and Capital Resources as of July 31, 2019

At July 31 and January 31, 2019, our balances of cash and cash equivalents were $170.7 million and $164.3 million, respectively. During this same period, our working capital decreased by $40.6 million to $294.4 million as of July 31, 2019 from $335.0 million as of January 31, 2019 due primarily to the losses incurred on the TeesREP project.

The net amount of cash used by operating activities for the six months ended July 31, 2019 was $53.2 million. Our net loss for the current fiscal year period, offset partially by the favorable adjustments related to non-cash income and expense items, used cash in the total amount of $29.7 million. Due substantially to the increased activity at TRC, accounts receivable increased during the six months ended July 31, 2019, representing a use of cash in the amount of $9.8 million. The Company also used cash during the six months ended July 31, 2019 in the amount of $16.4 million to reduce the level of accounts payable and accrued liabilities. The net balance of contract assets and liabilities did not change materially during the period. Due primarily to the expected receipt of refunds of excess estimated income tax payment amounts, the balance of other assets decreased by $2.7 million during the six months ended July 31, 2019; a source of cash.

The primary source of cash required to fund operations during the six months ended July 31, 2019 was the net maturity of short-term investments, certificates of deposit issued by our Bank, in the amount of $69.0 million. Cash proceeds in the amount of $1.6 million were received from the exercise of stock options during the six-month period ended July 31, 2019. Non-operating activities used cash during the six months ended July 31, 2019, including primarily the payment of two cash quarterly dividends in the total amount of $7.8 million. Our operating subsidiaries also used cash during the six-month period ended July 31, 2019 in the amount of $3.0 million to fund capital expenditures. As of July 31, 2019, there were no restrictions with respect to inter-company payments from GPS, TRC, APC or SMC to the holding company. However, during the three-month period ended July 31, 2019, certain loans made by Argan to APC were determined to be uncollectible (see Note 11 to the accompanying condensed consolidated financial statements).

During the six months ended July 31, 2018, our balance of cash and cash equivalents increased by $43.7 million to $165.8 million while our working capital increased by $11.6 million during the period to $313.4 million as of July 31, 2018.

The net amount of cash used by operating activities for the six months ended July 31, 2018 was $58.5 million. Even though net income for the period, including the favorable adjustments related to non-cash expense items, provided cash in the total amount of $23.9 million, cash used in operations exceeded this amount, primarily due to the effects of four major EPC projects that were nearing completion. Because these projects were well past the peak of their respective milestone billing schedules at that time, the amounts of billings in excess of the amounts of the corresponding costs and estimated earnings on these projects declined by $62.8 million during the six months ended July 31, 2018; a use of cash. On the other hand, the Company collected amounts of billings previously retained by project owners which provided $46.3 million in cash during the period. During the six months ended July 31, 2018, the operations of TRC and APC experienced meaningful growth in revenues. As expected, the increase in the level of business resulted in an increase in the amount of working capital required to support the growth at that time. Accordingly, the amounts of costs incurred and estimated earnings recognized on certain active projects in excess of the amounts billed on those projects rose during the six-month period in the amount of $24.5 million, which represented a use of cash. As a result, we experienced an increase of $21.0 million in the amount of contract assets and a decrease of $23.2 million in the amount of contract liabilities during the six months ended July 31, 2018, which together represented a use of cash in the amount of $44.2 million. Due in part to increased activity at that time at our operating subsidiaries, accounts receivable increased during the six months ended July 31, 2018, a use of cash in the amount of $19.9 million. The Company also used cash in the amount of $18.7 million to reduce the level of accounts payable and accrued liabilities.

Our primary source of this cash during the six months ended July 31, 2018 was the net maturity of short-term investments in the amount of $115.5 million. Non-operating activity cash uses included primarily the payment of two cash quarterly dividends in the total amount of $7.8 million. Our operating subsidiaries used cash during the six-month period ended July 31, 2018 in the amount of $5.4 million for capital expenditures.

At July 31, 2019, most of our balance of cash and cash equivalents was invested in a money market fund with most of its total assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Republic of Ireland and certain pound sterling-based bank accounts in the United Kingdom in support of the operations of APC.

Our Credit Agreement with the Bank, which expires on May 31, 2021, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 2.0%, and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may use the borrowing ability to cover letters of credit issued by the Bank for our use in the ordinary course of business as defined by the Bank. At July 31, 2019, we had approximately $12.3 million of outstanding letters of credit issued under the Credit Agreement that relate substantially to the TeesREP project. However, we had no outstanding borrowings.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. At July 31 and January 31, 2019, we were compliant with the financial covenants of the Credit Agreement. However, certain financial covenant requirements are based on the amount of earnings before interest, taxes, depreciation and amortization, as defined in the Credit Agreement, reported by us on a rolling twelve-month basis. The loss incurred by us for the current six-month period has reduced the financial covenant compliance margins considerably.

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

In the ordinary course of business but primarily at GPS, our customers may request that we obtain surety bonds in connection with construction contract performance obligations. We would be obligated to reimburse the issuer of our surety bonds for any payments made. Each of our commitments under performance bonds generally ends concurrently with the expiration of the related contractual obligation. As of July 31, 2019, the amount of unsatisfied bonded performance obligations related to GPS was not significant. Not all of our projects require bonding. However, as of July 31, 2019, there were bonds outstanding in the aggregate amount of approximately $158.0 million covering other risks including our warranty obligations related to completed projects by GPS.

We believe that cash on hand, cash that will be provided from the maturities of short-term investments and cash generated from our future operations, with or without funds available under our line of credit, will be adequate to meet our general business needs in the foreseeable future. In particular, we maintain significant liquid capital on our balance sheet to help ensure our ability to maintain bonding capacity and to provide parent company performance guarantees for EPC and other construction projects. Any future acquisitions, or other significant unplanned cost or cash requirement, may require us to raise additional funds through the issuance of debt and/or equity securities. There can be no assurance that such financing will be available on terms acceptable to us, or at all.

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

The following table presents the determinations of EBITDA for the three and six months ended July 31, 2019 and 2018, respectively (amounts in thousands):

	Three Months Ended July 31,
	2019	2018
Net income, as reported	$980	$16,944
Interest expense	—	110
Income tax (benefit) expense	(6,411)	6,314
Depreciation	882	796
Amortization of purchased intangible assets	293	253
EBITDA	(4,256)	24,417
EBITDA of non-controlling interests	(172)	(28)
EBITDA attributable to the stockholders of Argan, Inc.	$(4,084)	$24,445

	Six Months Ended July 31,
	2019	2018
Net (loss) income, as reported	$(28,933)	$21,786
Interest expense	—	659
Income tax (benefit) expense	(6,932)	8,051
Depreciation	1,711	1,567
Amortization of purchased intangible assets	592	506
EBITDA	(33,562)	32,569
EBITDA of non-controlling interests	(287)	(23)
EBITDA attributable to the stockholders of Argan, Inc.	$(33,275)	$32,592

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with U.S. GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in operating activities that are presented in our condensed consolidated statements of cash flows for the six months ended July 31, 2019 and 2018 (amounts in thousands).

	Six Months Ended July 31,
	2019	2018
EBITDA	$(33,562)	$32,569
Current income tax benefit (expense)	210	(7,127)
Interest expense	—	(659)
Stock option compensation expense	926	906
Impairment loss	2,072	—
Gain on settlement of litigation	—	(1,400)
Other non-cash items	650	(380)
Increase in accounts receivable	(9,835)	(19,946)
Decrease in other assets	2,722	337
Decrease in accounts payable and accrued expenses	(16,371)	(18,659)
Change in contracts in progress, net	24	(44,173)
Net cash used in operating activities	$(53,164)	$(58,532)

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the six-month period ended July 31, 2019, there have been no material changes in the way we apply the critical accounting policies described therein except that Note 7 to the accompanying condensed consolidated financial statements presents the revised accounting policy for leases that was adopted on February 1, 2019.

As discussed above, APC has confronted significant operational and contractual challenges in its efforts to complete the TeesREP project. Comprehensive reviews of forecasted costs to complete the project and the expected amounts of contract variation recoveries have resulted in our current estimate that APC will incur a loss on this contract in the amount of $30.9 million. As disclosed in Note 5 to the accompanying condensed consolidated financial statements, this loss prompted us to record an impairment loss during the six-month period ended July 31, 2019 in the amount of approximately $2.1 million, which effectively wrote-off the remaining balance of goodwill related to APC. In addition, we have estimated the amount of income tax benefit in the amount of $5.9 million related to bad debt loss incurred by Argan on its loans to APC, which were made at the time for the purpose of funding the performance on the TeesREP project; this amount is included in the income tax benefit amounts presented in the condensed consolidated statements of earnings for the three and six months ended July 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of July 31, 2019, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 6 to the accompanying consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at 30-day LIBOR plus 2.0%.

As of July 31, 2019, the weighted average annual interest rate on our short-term investments of $62.0 million was 2.7%. During the six months ended July 31, 2019 and 2018, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. To illustrate the potential impact of changes in interest rates on our results of operations, we have performed the following hypothetical analysis, which assumes that our consolidated balance sheet as of July 31, 2019 remains constant, and no further actions are taken to alter our existing interest rate sensitivity (dollars in thousands). As the weighted average annual interest rate on our short-term investments was 2.7% at July 31, 2019, the largest decrease in the interest rates presented above is 270 basis points.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Decrease (Increase) in Loss (pre-tax)
Up 300 basis points	$271	$—	$271
Up 200 basis points	180	—	180
Up 100 basis points	90	—	90
Down 100 basis points	(90)	—	(90)
Down 200 basis points	(180)	—	(180)
Down 270 basis points	(233)	—	(233)

With the acquisition of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (U.S. dollars). Such effects are recognized in accumulated other comprehensive loss, which is net of tax when applicable.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of July 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended July 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

Included in Note 8 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q is the discussion of the status of a specific legal proceeding as of July 31, 2019. In the normal course of business, we may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A.   RISK FACTORS

There have been no material changes from our risk factors as disclosed in our Annual Report.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   MINE SAFETY DISCLOSURES (not applicable)

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

ARGAN, INC.

September 9, 2019	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann
Chairman of the Board and Chief Executive Officer

September 9, 2019	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer, Treasurer and Secretary