Form 10-Q
period 2019-10-31
ARGAN INC
filed 2019-12-10
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2019

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

Common stock, $0.15 par value: 15,633,302 shares as of December 5, 2019.

ARGAN, INC. AND SUBSIDIARIES

FORM 10-Q QUARTERLY REPORT

OCTOBER 31, 2019

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
REVENUES	$58,406	$116,459	$171,009	$394,495
Cost of revenues	52,414	86,927	183,078	318,803
GROSS PROFIT (LOSS) (Note 2)	5,992	29,532	(12,069)	75,692
Selling, general and administrative expenses	12,135	11,147	31,761	31,162
Impairment loss (Note 5)	—	—	2,072	—
(LOSS) INCOME FROM OPERATIONS	(6,143)	18,385	(45,902)	44,530
Other income, net	3,578	1,429	7,472	5,121
(LOSS) INCOME BEFORE INCOME TAXES	(2,565)	19,814	(38,430)	49,651
Income tax (expense) benefit (Note 11)	(1,996)	12,560	4,936	4,509
NET (LOSS) INCOME	(4,561)	32,374	(33,494)	54,160
Net income (loss) attributable to non-controlling interests	2,294	(60)	2,007	(83)
NET (LOSS) INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	(6,855)	32,434	(35,501)	54,243
Foreign currency translation adjustments	235	(1,092)	(825)	(2,364)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$(6,620)	$31,342	$(36,326)	$51,879

(LOSS) INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC. (Note 12)
Basic	$(0.44)	$2.08	$(2.27)	$3.48
Diluted	$(0.44)	$2.07	$(2.27)	$3.46

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,633	15,569	15,617	15,568
Diluted	15,633	15,702	15,617	15,685

CASH DIVIDENDS PER SHARE (Note 10)	$0.25	$0.25	$0.75	$0.75

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except per share data)

	October 31, 2019	January 31, 2019
	(Unaudited)	(Note 1)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$252,482	$164,318
Short-term investments	42,107	132,213
Accounts receivable, net	34,880	36,174
Contract assets	50,365	58,357
Other current assets	26,066	25,286
TOTAL CURRENT ASSETS	405,900	416,348
Property, plant and equipment, net	23,211	19,778
Goodwill	30,766	32,838
Other purchased intangible assets, net	5,273	6,137
Right-of-use assets (Note 7)	1,338	—
Deferred taxes	5,911	1,257
Other assets	318	290
TOTAL ASSETS	$472,717	$476,648

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$38,249	$39,870
Accrued expenses (Notes 2, 7 and 11)	22,287	33,097
Contract liabilities	58,421	8,349
TOTAL CURRENT LIABILITIES	118,957	81,316
Lease liabilities (Note 7)	563	—
Other noncurrent liabilities	1,779	960
TOTAL LIABILITIES	121,299	82,276

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share — 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share — 30,000,000 shares authorized; 15,636,535 and 15,577,102 shares issued at October 31 and January 31, 2019, respectively; 15,633,302 and 15,573,869 shares outstanding at October 31 and January 31, 2019, respectively	2,346	2,337
Additional paid-in capital	148,031	144,961
Retained earnings	200,401	247,616
Accumulated other comprehensive loss	(1,171)	(346)
TOTAL STOCKHOLDERS’ EQUITY	349,607	394,568
Non-controlling interests	1,811	(196)
TOTAL EQUITY	351,418	394,372
TOTAL LIABILITIES AND EQUITY	$472,717	$476,648

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2019 AND 2018

(Dollars in thousands)

(Unaudited)

	Common Stock		Additional		Accumulated Other	Non-
	Outstanding Shares	Par Value	Paid-in Capital	Retained Earnings	Comprehensive (Loss) Gain	Controlling Interests	Total Equity
Balances, August 1, 2019	15,633,302	$2,346	$147,445	$211,167	$(1,406)	$(483)	$359,069
Net (loss) income	—	—	—	(6,855)	—	2,294	(4,561)
Foreign currency translation gain	—	—	—	—	235	—	235
Stock compensation expense	—	—	586	—	—	—	586
Cash dividends	—	—	—	(3,911)	—	—	(3,911)
Balances, October 31, 2019	15,633,302	$2,346	$148,031	$200,401	$(1,171)	$1,811	$351,418

Balances, August 1, 2018	15,568,719	$2,336	$144,135	$225,174	$150	$20	$371,815
Net income (loss)	—	—	—	32,434	—	(60)	32,374
Foreign currency translation loss	—	—	—	—	(1,092)	—	(1,092)
Stock compensation expense	—	—	338	—	—	—	338
Stock option exercises	2,000	—	34	—	—	—	34
Cash dividends	—	—	—	(3,892)	—	—	(3,892)
Distributions to joint venture partners	—	—	—	—	—	(72)	(72)
Balances, October 31, 2018	15,570,719	$2,336	$144,507	$253,716	$(942)	$(112)	$399,505

Balances, February 1, 2019	15,573,869	$2,337	$144,961	$247,616	$(346)	$(196)	$394,372
Net (loss) income	—	—	—	(35,501)	—	2,007	(33,494)
Foreign currency translation loss	—	—	—	—	(825)	—	(825)
Stock compensation expense	—	—	1,512	—	—	—	1,512
Stock option exercises	59,433	9	1,558	—	—	—	1,567
Cash dividends	—	—	—	(11,714)	—	—	(11,714)
Balances, October 31, 2019	15,633,302	$2,346	$148,031	$200,401	$(1,171)	$1,811	$351,418

Balances, February 1, 2018	15,567,719	$2,336	$143,215	$211,112	$1,422	$43	$358,128
Adoption of ASC Topic 606 (Note 1)	—	—	—	37	—	—	37
Net income (loss)	—	—	—	54,243	—	(83)	54,160
Foreign currency translation loss	—	—	—	—	(2,364)	—	(2,364)
Stock compensation expense	—	—	1,244	—	—	—	1,244
Stock option exercises	3,000	—	48	—	—	—	48
Cash dividends	—	—	—	(11,676)	—	—	(11,676)
Distributions to joint venture partners	—	—	—	—	—	(72)	(72)
Balances, October 31, 2018	15,570,719	$2,336	$144,507	$253,716	$(942)	$(112)	$399,505

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended October 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(33,494)	$54,160
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Deferred income tax benefit	(4,521)	(153)
Impairment loss	2,072	—
Depreciation	2,610	2,465
Stock compensation expense	1,512	1,244
Change in accrued interest on short-term investments	1,106	912
Amortization of purchased intangible assets	864	759
Gain on the settlement of litigation	—	(1,400)
Other	525	119
Changes in operating assets and liabilities
Accounts receivable	1,274	(17,686)
Contract assets	7,992	(41,781)
Other assets	(1,588)	(15,895)
Accounts payable and accrued expenses	(12,523)	(44,016)
Contract liabilities	50,072	(37,835)
Net cash provided by (used in) operating activities	15,901	(99,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	164,000	310,000
Purchases of short-term investments	(75,000)	(158,000)
Purchases of property, plant and equipment	(6,308)	(7,366)
Changes in notes receivable	—	225
Net cash provided by investing activities	82,692	144,859

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of cash dividends	(11,714)	(11,676)
Proceeds from the exercise of stock options	1,567	48
Distributions to joint venture partners	—	(72)
Net cash used in financing activities	(10,147)	(11,700)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(282)	(368)
NET INCREASE IN CASH AND CASH EQUIVALENTS	88,164	33,684
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	164,318	122,107
CASH AND CASH EQUIVALENTS, END OF PERIOD	$252,482	$155,791

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for income taxes	$3,062	$2,625
Cash received from income tax refunds	$7,917	$—
Operating lease payments made (Note 7)	$466	$—
Cash paid for interest	$—	$659
Adoption of ASC Topic 842 (non-cash transaction, see Note 7)	$1,341	$—
Right-of-use assets obtained in exchange for new operating lease liabilities (non-cash transaction)	$441	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2019

(Tabular dollar amounts in thousands, except per share data)

(Unaudited)

NOTE 1 — DESCRIPTION OF THE BUSINESS AND BASIS OF PRESENTATION

Description of the Business

Argan, Inc. (“Argan”) conducts operations through its wholly-owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”); The Roberts Company, Inc. (“TRC”); Atlantic Projects Company Limited and affiliates (“APC”); and Southern Maryland Cable, Inc. (“SMC”). Argan and these consolidated subsidiaries are hereinafter collectively referred to as the “Company.” Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and consulting services to the power generation and renewable energy markets. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms. Including consolidated joint ventures and variable interest entities (“VIEs”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeast United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the United States.

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

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The accompanying condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements, the notes thereto, and the independent registered public accounting firm’s report thereon, that are included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2019.

The condensed consolidated balance sheet as of October 31, 2019, the condensed consolidated statements of earnings and stockholders’ equity for the three and nine months ended October 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended October 31, 2019 and 2018 are unaudited. The condensed consolidated balance sheet as of January 31, 2019 has been derived from audited financial statements. In the opinion of management, the accompanying condensed consolidated financial statements contain all adjustments, which are of a normal and recurring nature, considered necessary to present fairly the financial position of the Company as of October 31, 2019, and its earnings and cash flows for the interim periods presented. The results of operations for any interim period are not necessarily indicative of the results of operations for any other interim period or for a full fiscal year.

Accounting Policies

Effective February 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, “Leases,” as amended, which herein is referred to as “ASC Topic 842.” Accordingly, operating leases with lease terms of more than twelve (12) months have been presented in the condensed consolidated balance sheet as of October 31, 2019 by adding assets for the right-of-use and liabilities for the obligations that are created by these leases (see Note 7). The Company elected to apply the transition requirements at the adoption date rather than at the beginning of the earliest comparative period presented herein. There was no cumulative effect adjustment that had to be made to retained earnings at the adoption date, and prior year consolidated financial statements were not restated. The new accounting for leases did not have a material effect on the Company’s operating results for the three and nine months ended October 31, 2019.

Effective February 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers,” as amended, which herein is referred to as “ASC Topic 606”, using the permitted modified retrospective method. Accordingly, the new guidance was applied retrospectively to contracts that were not completed as of the adoption date. Results for the reporting periods which are included herein have been presented in accordance with the guidance of ASC Topic 606 (see Note 2). The effect of the adoption on retained earnings as of February 1, 2018 was an income tax-effected increase of less than $0.1 million.

In 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The scope of this new standard covers, among other provisions, the methods that businesses shall use to estimate amounts of uncollectible notes and accounts receivable. As subsequently amended, the Company does not expect that the requirements of this new guidance, which becomes effective for the Company on February 1, 2020, will materially affect its consolidated financial statements.

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

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities related to the planned construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction services contract that has been negotiated and announced. The account balances of the VIE are included in the condensed consolidated financial statements, including development costs incurred by the VIE during the three and nine-month periods ended October 31, 2019 and 2018, and a gain of $2.2 million related to the granting of a utility easement during the three months ended October 31, 2019. The total amounts of the project development costs included in the balances for property, plant and equipment as of October 31 and January 31, 2019 were $6.4 million and $2.1 million, respectively. At October 31 and January 31, 2019, the total amounts of notes receivable from the VIE and related accrued interest, which amounts are eliminated in consolidation, were $5.1 million and $2.1 million, respectively.

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

When a performance obligation is satisfied over time, the related revenues are recognized over time. Most of the Company’s revenues are recognized primarily under various types of long-term construction contracts, including those for which revenues are based on either a fixed-price or a time-and-materials basis, and primarily over time as performance obligations are satisfied due to the continuous transfer of control to the project owner or other customer. Revenues from fixed-price contracts, including a portion of estimated gross profit, are recognized as services are provided, based on costs incurred and estimated total contract costs using the percentage-of-completion method. If, at any time, the estimate of contract profitability indicates an anticipated loss on a contract, the Company will recognize the total loss in the reporting period that it is identified and an amount is estimable. Revenues from time-and-materials contracts are recognized when the related services are provided to the customer.

Most of the Company’s long-term contracts are considered to have a single performance obligation. Although multiple promises to transfer individual goods or services may exist in a single contract, they are not typically distinct within the context of the applicable contract because the contract promises are interrelated or they require the Company to perform critical integration so that the customer receives a completed project.

The transaction price for a contract represents the value of the contract awarded to the Company that is used to determine the amount of revenues recognized as of the balance sheet date. It may reflect amounts of variable consideration, which could be either increases or decreases to the transaction price. These adjustments can be made from time-to-time during the period of contract performance as circumstances evolve related to such items as changes in the scope and price of contracts, claims, incentives and liquidated damages.

Contract assets are defined in the new standard to include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities are defined in the new standard to include the amounts that reflect obligations to provide goods or services for which payment has been received. In addition, the definition of accounts receivable has been restated to effectively exclude billed amounts retained by project owners until a defined phase of a contract or project has been completed and accepted. Retentions were historically included in accounts receivable, but are now reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at October 31 and January 31, 2019 were $20.3 million and $15.3 million, respectively.

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at October 31 and January 31, 2019, were $20.6 million and $18.8 million, respectively. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

The Company records adjustments to revenues and profits on contracts, including those associated with contract variations and estimated cost changes, using a cumulative catch-up method. Under this method, the impact of an adjustment to the amount of revenues recognized to date is recorded in the period that the adjustment is identified. Estimated variable consideration amounts are determined by the Company based primarily on the single most likely amount in the range of possible consideration amounts. Revenues and profits in future periods of contract performance are recognized using the adjusted amounts of transaction price and estimated contract costs.

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

Subsequent to the release of the Company’s consolidated financial statements for the fiscal year ended January 31, 2019, APC’s estimates of the unfavorable financial impacts of the difficulties on this particular project located in Teesside, England (the “TeesREP” project), including increased scope and design changes from original plans and various work interruptions, escalated substantially. APC has conducted comprehensive reviews of the remaining contract work, prepared new timelines for the completion of the project and assessed other factors. Based on the completed analyses, management expects that the forecasted costs for APC at contract completion will exceed projected revenues by approximately $31.2 million.

The total amount of the expected loss on this project has been reflected in the condensed consolidated financial statements for the nine months ended October 31, 2019, with most of the loss recorded in the first quarter ended April 30, 2019. The amount of the contract loss reserve, approximately $8.6 million as of October 31, 2019, has been included in accrued expenses in the accompanying condensed consolidated balance sheet. An effect of changes that the Company made during the three-month period ended April 30, 2019 to transaction prices and to estimates of the costs-to-complete active contracts, including changes primarily related to the loss contract, was a net reversal of $1.4 million in revenues that were recognized last year.

Subsequent to October 31, 2019, APC and its customer, the engineering, procurement and construction services contractor on the TeesREP project, agreed to operational and commercial terms for the completion of the project. This framework generally addresses project schedule, payment terms, scope, performance guarantees and other terms and conditions for reaching substantial completion of APC’s portion of the total project by mid-2020. The framework does not resolve significant past commercial differences which may have to be addressed through applicable dispute resolution mechanisms. While management is disappointed that a global settlement of past commercial differences could not be achieved at this time, management believes that it is in the Company’s best interests to complete the TeesREP project while the parties concurrently use good faith efforts to settle them. It is not possible currently to predict precisely how, when and on what terms (if any) the past commercial differences will be resolved. The Company continues to reserve its rights under the contract.

Remaining Unsatisfied Performance Obligations (“RUPO”)

The amount of RUPO represents the unrecognized revenue value of active contracts with customers as determined under ASC Topic 606. Increases to RUPO during a reporting period represent the transaction prices associated with new contracts, as well as additions to the transaction prices of existing contracts. The amounts of such changes may vary significantly each reporting period based on the timing of major new contract awards and the occurrence and assessment of contract variations. At October 31, 2019, the Company had RUPO of $817.8 million. The largest portion of RUPO relates to engineering, construction and procurement service contracts with typical performance durations of 2 to 3 years. The Company estimates that the percentages of RUPO at October 31, 2019 expected to be recognized as revenues during the three months ending January 31, 2020 and the year ending January 31, 2021 are 9% and 31%, respectively, with the remaining amount of RUPO expected to be recognizrd during the following two years. Although the amount of reported RUPO represents business that is considered to be firm, it is important to note that cancellations, deferrals or scope adjustments may occur. RUPO may be adjusted to reflect any known project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations and project deferrals, as applicable.

Disaggregation of Revenues

The consolidated revenues are disaggregated by reportable segment in Note 14 to the condensed consolidated financial statements. The amounts of revenues earned under fixed-price contracts during the nine-month periods ended October 31, 2019 and 2018, were approximately 76% and 91%, respectively, of the corresponding consolidated revenues for the periods.

The following table presents consolidated revenues for the three and nine months ended October 31, 2019 and 2018, disaggregated by the geographic area where the work was performed:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2019	2018	2019	2018
United States	$39,629	$87,892	$117,045	$320,985
United Kingdom	10,349	19,708	35,631	53,866
Republic of Ireland	8,256	8,698	18,007	18,857
Other	172	161	326	787
Totals	$58,406	$116,459	$171,009	$394,495

NOTE 3 — CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At October 31 and January 31, 2019, a significant amount of cash and cash equivalents was invested in a mutual fund with net assets invested in high-quality money market instruments. Such investments include U.S. Treasury obligations; obligations of U.S. Government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by U.S. Government obligations. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of October 31 and January 31, 2019 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 147 days and 250 days, respectively (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of October 31 and January 31, 2019 included accrued interest of $0.1 million and $1.2 million, respectively. Interest income is recorded when earned and is included in other income. At October 31 and January 31, 2019, the weighted average annual interest rates of the CDs were 1.9% and 2.6%, respectively. In addition, the Company has a substantial portion of its cash on deposit at the Bank in excess of federally insured limits. Management does not believe that the combined amount of the CD investments and the cash deposited with the Bank represents a material risk.

NOTE 4 — ACCOUNTS AND NOTES RECEIVABLE

At October 31 and January 31, 2019, there were outstanding invoices, with balances included in accounts receivable and contract assets, in the aggregate amounts of $19.6 million and $17.1 million, respectively, for which the collection time will most likely depend on the resolution of the outstanding legal dispute between the parties (see Note 8). At October 31 and January 31, 2019, Company’s allowance for uncollectible accounts was insignificant. The amounts of the provision for uncollectible accounts and notes receivable for the three and nine months ended October 31, 2019 and 2018 were also insignificant.

NOTE 5 — PURCHASED INTANGIBLE ASSETS

Primarily due to the significant reduction of the fair value of the business of APC deemed to have occurred as a result of the substantial contract loss discussed in Note 2 above, the Company recorded an impairment loss in the first quarter ended April 30, 2019 in the amount of $2.1 million, which was the balance of goodwill associated with APC included in the condensed consolidated balance sheet as of January 31, 2019. At October 31 and January 31, 2019, the goodwill balances related to the acquisitions of GPS and TRC were $18.5 million and $12.3 million, respectively. No other changes were made to the balances of goodwill during the nine-month periods ended October 31, 2019 or 2018.

The Company’s purchased intangible assets, other than goodwill, consisted of the following elements as of October 31 and January 31, 2019:

		October 31, 2019			January 31,
	Estimated Useful Life	Gross Amount	Accumulated Amortization	Net Amount	2019 (net amount)
Trade names	15 years	$8,323	$4,442	$3,881	$4,424
Process certifications	7 years	1,897	1,062	835	1,039
Customer relationships	4-10 years	1,346	789	557	674
Totals		$11,566	$6,293	$5,273	$6,137

NOTE 6 — FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.0%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. At October 31 and January 31, 2019, the Company had letters of credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $10.0 million and $15.2 million, respectively, most of which related to the TeesREP project (see Note 2). The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement also includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of October 31 and January 31, 2019, the Company was compliant with the financial covenants of the Credit Agreement.

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

The Company’s operating leases primarily cover office space that expire on various dates through May 2024; it has no finance leases. Certain leases contain renewal options, which are included in expected lease terms if they are reasonably certain of being exercised by the Company. None of the operating leases include significant amounts for incentives, rent holidays or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

Operating lease right-of-use assets and associated lease liabilities are recognized in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The expected lease term includes an option to extend or to terminate the lease when it is reasonably certain the Company will exercise such option. Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Operating lease expense amounts for the three and nine months ended October 31, 2019 were $0.2 million and $0.5 million, respectively. For operating leases as of October 31, 2019, the weighted average lease term was 37 months and the weighted average discount rate was 4.3%.

The following is a schedule of future minimum lease payments for the operating leases that were recognized in the condensed consolidated balance sheet as of October 31, 2019:

Years ending January 31,
Remainder of 2020	$193
2021	485
2022	378
2023	197
2024	140
Thereafter	23
Total lease payments	1,416
Less interest portion	98
Present value of lease payments	1,318
Less current portion (included in accrued expenses)	755
Non-current portion	$563

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under operating leases and short-term rental agreements (including portions of the lease expense amounts disclosed above) and included in costs of revenues for the three and nine months ended October 31, 2019 were $0.9 million and $3.2 million, respectively. Rent expense amounts incurred under these types of arrangements (including portions of the lease expense amounts disclosed above) and included in selling, general and administrative expenses for the three and nine months ended October 31, 2019 were $0.1 million and $0.5 million, respectively. Rent expense amounts incurred on construction projects and included in the costs of revenues for the three and nine months ended October 31, 2018 were approximately $1.7 million and $9.9 million, respectively. Rent expense amounts included in selling, general and administrative expenses for the three and nine months ended October 31, 2018 were $0.2 million and $0.5 million, respectively.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about claims on guaranteed projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such guarantee losses. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of October 31, 2019 are not estimable. Argan has provided a parent company performance guarantee and has caused the Bank to issue certain letters of credit (see Note 6) to Técnicas Reunidas (“TR”), the engineering, procurement and construction services (“EPC”) contractor on the TeesREP Biomass Power Station Project, on behalf of APC, a major subcontractor to TR on this project.

Warranties

The Company generally provides assurance-type warranties for work performed under its construction contracts which do not represent separate performance obligations. The warranties cover defects in equipment, materials, design or workmanship, and most warranty periods typically run from nine to twenty-four months after the completion of construction on a particular project. Because of the nature of the Company’s projects, including project owner inspections of the work both during construction and prior to substantial completion, the Company has not experienced material unexpected warranty costs in the past. Warranty costs are estimated based on experience with the type of work and any known risks relative to each completed project. The accruals of liabilities, which are established to cover estimated future warranty costs, are recorded as the contracted work is performed, and they are included in the amounts of accrued expenses in the condensed consolidated balances sheets. The liability amounts may be periodically adjusted to reflect changes in the estimated size and number of expected warranty claims.

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

Among other actions, Exelon issued a contractual notice requiring GPS to vacate the construction site, made claims against GPS and withheld payments from GPS on invoices prepared and rendered in accordance with the terms of the EPC contract between the parties. In summary, the Company’s position is that Exelon wrongfully terminated GPS, materially breached the EPC contract and received the benefits of the construction work performed by GPS without making payments for the value received.

With vigor, GPS will continue to assert its rights under the EPC contract, to pursue the collection from Exelon of amounts owed under the EPC contract (see Note 4) and to defend itself against Exelon’s allegations that GPS did not perform in accordance with the contract. The legal process associated with the lawsuit filed by GPS has begun as the parties recently agreed to discovery and confidentiality protocols.

NOTE 9 — STOCK-BASED COMPENSATION

The Company’s board of directors may make awards under the 2011 Stock Plan (the “Stock Plan”) to officers, directors and key employees. Awards may include incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted or unrestricted stock. All stock options awarded under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant. ISOs shall have a term no longer than ten years; NSOs may have up to a ten-year term. In the past, stock options typically became exercisable one year from the date of award. Commencing in January 2018, stock options have been awarded with three-year vesting schedules. As of October 31, 2019, there were approximately 1.7 million shares of the Company’s common stock reserved for issuance under the Company’s Stock Plan. This number includes 443,500 shares of the Company’s common stock available for future awards.

Summaries of stock option activity under the Company’s stock option plans for the nine months ended October 31, 2019 and 2018, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2019	1,140	$44.01	7.54	$11.22
Granted	168	$46.67
Exercised	(59)	$26.36
Forfeited	(38)	$46.34
Outstanding, October 31, 2019	1,211	$45.18	7.28	$11.27
Exercisable, October 31, 2019	753	$45.81	6.25	$10.22

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2018	889	$44.83	7.91	$11.74
Granted	192	$40.32
Exercised	(3)	$17.33
Outstanding, October 31, 2018	1,078	$44.11	7.63	$11.33
Exercisable, October 31, 2018	709	$44.57	6.69	$11.77

The changes in the number of non-vested options to purchase shares of common stock for the nine months ended October 31, 2019 and 2018, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2019	375	$10.05
Granted	168	$10.32
Vested	(57)	$9.28
Forfeited	(28)	$10.47
Non-vested, October 31, 2019	458	$10.22

	Shares	Fair Value
Non-vested, February 1, 2018	302	$13.55
Granted	192	$9.35
Vested	(125)	$16.19
Non-vested, October 31, 2018	369	$10.47

The total intrinsic value of the stock options exercised during the nine months ended October 31, 2019 was $1.4 million. The total intrinsic value of the stock options exercised during the nine months ended October 31, 2018 was $0.1 million. At October 31, 2019, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $3.0 million.

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

	Nine Months Ended October 31,
	2019	2018
Dividend yield	2.2%	2.5%
Expected volatility	33.1%	35.0%
Risk-free interest rate	2.0%	2.4%
Expected life (in years)	3.3	3.3

In April 2019 and 2018, and pursuant to terms of the Stock Plan, the Company awarded performance-based restricted stock units to two senior executives covering up to 36,000 shares of common stock at each date plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions depends on the total shareholder return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods. The award-date fair value amounts for restricted stock units were determined by using the per share market price of the Company’s common stock on the dates of award and the target number of shares for the awards, by assigning equal probabilities to the thirteen possible payout outcomes at the ends of the three-year vesting periods, and by computing the weighted average of the outcome amounts. For each case, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number of shares on the award date.

The fair values of stock options and restricted stock units are recorded as stock compensation expense over the vesting periods of the corresponding awards. Expense amounts related to stock awards were $0.6 million and $0.3 million for the three months ended October 31, 2019 and 2018, respectively, and were $1.5 million and $1.2 million for the nine months ended October 31, 2019 and 2018, respectively. At October 31, 2019, there was $3.1 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

NOTE 10 — CASH DIVIDENDS

On September 10, 2019, the Company’s board of directors declared a regular quarterly cash dividend in the amount of $0.25 per share of common stock, which was paid on October 31, 2019 to stockholders of record at the close of business on October 23, 2019. In April and June 2019, the board of directors declared regular quarterly cash dividends of $0.25 per share of common stock, which were paid to stockholders on April 30, 2019 and July 31, 2019, respectively. During the nine-month period ended October 31, 2018, the board of directors declared regular quarterly cash dividends, each in the amount of $0.25 per share of common stock, which were paid to stockholders on October 31, 2018, July 31, 2018 and April 30, 2018, respectively.

NOTE 11 — INCOME TAXES

Income Tax Expense Reconciliation

The Company’s income tax amounts for the nine months ended October 31, 2019 and 2018 differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to loss or income before income taxes for the periods as shown in the table below.

	Nine Months Ended October 31,
	2019	2018
Computed expected income tax benefit (expense)	$8,070	$(10,427)
Differences resulting from:
State income taxes, net of federal tax effect	185	676
Federal research and development credits	—	13,866
Net operating loss deemed unrealizable	(6,280)	1,730
Bad debt loss	5,026	—
Foreign tax differential	(766)	—
Adjustments and other permanent differences	(1,299)	(1,336)
Income tax benefit	$4,936	$4,509

Foreign income tax expense amounts for the nine months ended October 31, 2019 and 2018 were not material. As presented above, a valuation allowance in the amount of $6.3 million was established against the deferred tax asset amount created by the net operation loss of APC’s subsidiary in the United Kingdom for the nine months ended October 31, 2019. However, this effect was substantially offset by an income tax benefit (federal and state) for the nine months ended October 31, 2019 in the amount of approximately $5.9 million which is the estimated favorable income tax impact of bad debt loss on loans made to APC from Argan, which were determined to be uncollectible during the nine-month period ended October 31, 2019.

Research and Development Tax Credits

During the three-month period ended October 31, 2018, the Company completed a detailed review of the activities of its engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits that may be available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in the Company’s operating results for any prior year reporting period. The amount of research and development tax credit benefit recognized in the consolidated financial statements last year was $16.6 million, which amount is before an unfavorable adjustment recorded in the nine-month period ended October 31, 2019 in the amount of $0.4 million. As described below, the Internal Revenue Service (the “IRS”) is examining the research and development credits that were included in the amendments of the Company’s consolidated federal income tax returns for the years ended January 31, 2016 and 2017 that were filed in January 2019. The Company does not anticipate any significant unfavorable changes to its income taxes to arise from the completion of these examinations.

The amount of identified but unrecognized income tax benefits related to research and development credits as of October 31, 2019 was $4.9 million, for which the Company has established a liability for uncertain income tax return positions, most of which is included in accrued expenses. The amount of the liability was $5.1 million as of January 31, 2019. The final outcome of these uncertain tax positions is not yet determinable. However, the Company does not expect that the amount of unrecognized tax benefits will significantly change due to any settlement and/or expiration of statutes of limitation over the next 12 months. As of October 31, 2019, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

Income Tax Returns

The Company is subject to income taxes in the United States, the Republic of Ireland, the United Kingdom and various other state and foreign jurisdictions. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2016 except for several notable exceptions including the Republic of Ireland, the United Kingdom and several states where the open periods are one year longer.

The IRS conducted an examination of the Company’s original federal consolidated income tax return for the year ended January 31, 2016. The IRS represented to the Company that no unfavorable adjustment items were noted during the examination. However, the Company has consented to an extension of the audit timeline which will enable the IRS to examine the amendment to the income tax return, which includes the research and development credit for the year. In addition, the IRS has commenced an examination of the Company’s amended consolidated income tax return for the year ended January 31, 2017. To date, the Company has provided supporting documentation related to the credits and written responses to certain questions as requested by the IRS. No audit findings have been communicated to the Company yet.

At October 31 and January 31, 2019, the amounts of other current assets presented in the condensed consolidated balance sheets included income tax refunds and prepaid income taxes in the combined amounts of $14.9 million and $19.5 million, respectively. The income tax refunds are amounts expected to be received from taxing authorities based on the amended tax returns claiming research and development tax credits in prior years.

NOTE 12 — (LOSS) INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic and diluted (loss) income per share are computed as follows (shares in thousands except in note (1) below the charts):

	Three Months Ended October 31,
	2019	2018
Net (loss) income attributable to the stockholders of Argan, Inc.	$(6,855)	$32,434

Weighted average number of shares outstanding - basic	15,633	15,569
Effects of stock awards (1)	—	133
Weighted average number of shares outstanding - diluted	15,633	15,702

Net (loss) income per share attributable to the stockholders of Argan, Inc.
Basic	$(0.44)	$2.08
Diluted	$(0.44)	$2.07

	Nine Months Ended October 31,
	2019	2018
Net (loss) income attributable to the stockholders of Argan, Inc.	$(35,501)	$54,243

Weighted average number of shares outstanding - basic	15,617	15,568
Effects of stock awards (1)	—	117
Weighted average number of shares outstanding - diluted	15,617	15,685

Net (loss) income per share attributable to the stockholders of Argan, Inc.
Basic	$(2.27)	$3.48
Diluted	$(2.27)	$3.46

(1)                     For the three and nine months ended October 31, 2019, the weighted average numbers of shares determined on a dilutive basis excludes the effects of outstanding stock awards. All common stock equivalents are considered to be antidilutive for these periods as the Company incurred net losses in each period. The weighted average numbers for the three and nine months ended October 31, 2018 exclude the effects of antidilutive stock options covering 581,500 shares for each period; the options had exercise prices per share in excess of the average market price per share for each period.

NOTE 13 — CUSTOMER CONCENTRATIONS

Historically, the majority of the Company’s consolidated revenues has related to the power industry services segment which provided 61% and 76% of consolidated revenues for the three months ended October 31, 2019 and 2018, respectively, and 49% and 80% of consolidated revenues for the nine months ended October 31, 2019 and 2018, respectively. The industrial services segment represented 34% and 21% of consolidated revenues for the three months ended October 31, 2019 and 2018, respectively, and 47% and 17% of consolidated revenues for the nine months ended October 31, 2019 and 2018, respectively.

The Company’s most significant customer relationships for the three months ended October 31, 2019 included two power industry service customers, which accounted for 27% and 17% of consolidated revenues, respectively, and one industrial services customer which accounted for 10% of consolidated revenues. The Company’s most significant customer relationships for the three months ended October 31, 2018 included four power industry service customers which accounted for 20%, 17%, 13% and 12% of consolidated revenues, respectively. The Company’s most significant customer relationships for the nine months ended October 31, 2019 included two power industry service customers which accounted for 13% and 10% of consolidated revenues, respectively. The Company’s most significant customer relationships for the nine months ended October 31, 2018 included four power industry service customers which accounted for 18%, 16%, 12% and 11% of consolidated revenues, respectively.

The accounts receivable balances from two customers represented 21% and 14% of the corresponding consolidated balance as of October 31, 2019. Accounts receivable balances from two customers represented 25% and 15% of the corresponding consolidated balance as of January 31, 2019.

NOTE 14 — SEGMENT REPORTING

Segments represent components of an enterprise for which discrete financial information is available that is evaluated regularly by the Company’s chief executive officer, who is the chief operating decision maker, in determining how to allocate resources and in assessing performance. The Company’s reportable segments recognize revenues and incur expenses, are organized in separate business units with different management teams, customers, talents and services, and may include more than one operating segment. Intersegment revenues and the related cost of revenues are netted against the corresponding amounts of the segment receiving the intersegment services. For the three months and nine months ended October 31, 2019, intersegment revenues totaled approximately $1.1 million and $2.5 million, respectively. For the three months and nine months ended October 31, 2018, intersegment revenues totaled approximately $0.4 million and $0.8 million, respectively.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for the three and nine months ended October 31, 2019 and 2018. The “Other” column in each summary includes the Company’s corporate expenses.

Three Months Ended October 31, 2019	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$35,848	$20,143	$2,415	$—	$58,406
Cost of revenues	31,327	19,159	1,928	—	52,414
Gross profit	4,521	984	487	—	5,992
Selling, general and administrative expenses	7,672	2,018	485	1,960	12,135
(Loss) income from operations	(3,151)	(1,034)	2	(1,960)	(6,143)
Other income, net	3,447	—	—	131	3,578
Income (loss) before income taxes	$296	$(1,034)	$2	$(1,829)	(2,565)
Income tax expense					(1,996)
Net loss					$(4,561)

Amortization of purchased intangible assets	$61	$166	$45	$—	$272
Depreciation	176	625	97	1	899
Property, plant and equipment additions	2,659	436	170	—	3,265

Current assets	$292,618	$28,373	$2,861	$82,048	$405,900
Current liabilities	108,474	8,744	796	943	118,957
Goodwill	18,476	12,290	—	—	30,766
Total assets	324,535	55,814	4,370	87,998	472,717

Three Months Ended October 31, 2018	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$88,724	$24,091	$3,644	$—	$116,459
Cost of revenues	61,943	22,203	2,781	—	86,927
Gross profit	26,781	1,888	863	—	29,532
Selling, general and administrative expenses	7,178	1,910	436	1,623	11,147
Income (loss) from operations	19,603	(22)	427	(1,623)	18,385
Other income, net	1,298	—	—	131	1,429
Income (loss) before income taxes	$20,901	$(22)	$427	$(1,492)	19,814
Income tax benefit					12,560
Net income					$32,374

Amortization of purchased intangible assets	$87	$166	$—	$—	$253
Depreciation	183	616	96	3	898
Property, plant and equipment additions	776	1,104	119	2	2,001

Current assets	$347,883	$30,519	$3,964	$57,126	$439,492
Current liabilities	82,381	15,670	1,075	750	99,876
Goodwill	20,548	13,781	—	—	34,329
Total assets	376,871	60,933	5,623	57,342	500,769

Nine Months Ended October 31, 2019	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$83,941	$80,442	$6,626	$—	$171,009
Cost of revenues	104,759	72,958	5,361	—	183,078
Gross (loss) profit	(20,818)	7,484	1,265	—	(12,069)
Selling, general and administrative expenses	18,977	5,959	1,535	5,290	31,761
Impairment loss	2,072	—	—	—	2,072
(Loss) income from operations	(41,867)	1,525	(270)	(5,290)	(45,902)
Other income, net	7,037	—	—	435	7,472
(Loss) income before income taxes	$(34,830)	$1,525	$(270)	$(4,855)	(38,430)
Income tax benefit					4,936
Net loss					$(33,494)

Amortization of purchased intangible assets	$231	$497	$136	$—	$864
Depreciation	517	1,791	298	4	2,610
Property, plant and equipment additions	4,533	1,487	277	11	6,308

Nine Months Ended October 31, 2018	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$316,262	$68,577	$9,656	$—	$394,495
Cost of revenues	249,401	61,889	7,513	—	318,803
Gross profit	66,861	6,688	2,143	—	75,692
Selling, general and administrative expenses	18,563	5,698	1,286	5,615	31,162
Income (loss) from operations	48,298	990	857	(5,615)	44,530
Other income, net	3,393	1,400	—	328	5,121
Income (loss) before income taxes	$51,691	$2,390	$857	$(5,287)	49,651
Income tax benefit					4,509
Net income					$54,160

Amortization of purchased intangible assets	$262	$497	$—	$—	$759
Depreciation	548	1,640	267	10	2,465
Property, plant and equipment additions	2,318	4,379	666	3	7,366

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of October 31, 2019, and the results of their operations for the three and nine months ended October 31, 2019 and 2018, and should be read in conjunction with (i) the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and (ii) the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019 that was filed with the SEC on April 10, 2019 (the “Annual Report”).

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 2 and elsewhere in this Quarterly Report on Form 10-Q that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in this Quarterly Report on Form 10-Q and our Annual Report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation markets, including renewable energy, for a wide range of customers, including independent power project owners, public utilities, equipment suppliers and global energy plant construction firms. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeast region of the United States and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels and piping systems. Through SMC, now conducting business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the United States.

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

Subsequent to the filing of our Annual Report, APC’s estimates of the unfavorable financial impacts of the unique and numerous difficulties on this project, including increased scope and design changes from original plans and various work interruptions, escalated substantially. APC has conducted multiple comprehensive reviews of the remaining contract work, prepared updated timelines for the completion of the project and assessed other factors, such as worker productivity metrics. Currently, we estimate that the forecasted costs to perform the contracted work will exceed projected revenues by $31.2 million. The total amount of this loss was reflected in our operating results for the nine-month period ended October 31, 2019. Measured in the contract currency of British pounds, the estimated amount of the contract loss declined slightly during the third quarter, reflecting a slight improvement in project execution and an agreed upon path forward with the customer for completion of the project as discussed below. However, the translation of the contract value and the estimated amount of the total cost of this contract as of October 31, 2019 into U.S. dollars caused the contract loss amount to increase by $0.3 million for the third quarter.

Subsequent to October 31, 2019, APC and its customer, Técnicas Reunidas (“TR”), the engineering, procurement and construction services contractor on this project, agreed to operational and commercial terms for the completion of the project. APC is a major subcontractor to TR. This framework generally addresses project schedule, payment terms, scope, performance guarantees and other terms and conditions for reaching substantial completion of APC’s portion of the total project by mid-2020. The framework does not resolve significant past commercial differences which may have to be addressed through applicable dispute resolution mechanisms. While we are disappointed that a global settlement of past commercial differences could not be achieved at this time, we believe it is in our best interests to complete the TeesREP project while the parties concurrently use good faith efforts to settle them. It is not currently possible to predict how, when and on what terms (if any) the past commercial differences will be resolved. We continue to reserve our rights under the contract.

The combined net amount of accounts receivable (which are current) and contract assets included in the condensed consolidated balance sheet as of October 31, 2019, less the reserve for contract loss included in accrued expenses in the amount of $8.6 million, was $16.1 million. In addition, Argan has caused certain letters of credit to be issued to TR by Bank of America (our “Bank,” see Note 6 to the accompanying condensed consolidated financial statements) and has provided a parent company performance guarantee to TR related to the TeesREP project on behalf of APC.

As previously announced, during August 2019, GPS received a full notice to proceed (“FNTP”) with EPC activities under a contract to build a 1,875 MW natural gas-fired power plant in Guernsey County, Ohio. The value of this EPC services contract was added to the amount of remaining unsatisfied performance obligations, or “RUPO” (see Note 2 to the accompanying condensed consolidated financial statements) during the quarter ended October 31, 2019; the value was included in the amount of project backlog which we reported as of January 31, 2019.

The commencement of this project has resulted in favorable impacts on the consolidated financial statements including increased revenues for the power industry services segment for the third quarter of the current year compared to the second quarter as well as improved cash flow.

Nonetheless, consolidated revenues for the three months ended October 31, 2019 were $58.4 million, which represented a decline of $58.1 million from consolidated revenues of $116.5 million reported for the three months ended October 31, 2018. Consolidated revenues decreased to $171.0 million for the nine months ended October 31, 2019 from $394.5 million for the nine months ended October 31, 2018. As GPS has prepared to proceed fully with new projects, its revenues have remained at a low level. However, the increasing construction activities for the Guernsey Power Station should result in improved revenues over the coming periods. The revenues of the power industry services segment represented 61.4% and 49.1% of consolidated revenues for the three and nine months ended October 31, 2019, respectively. For the three and nine months ended October 31, 2018, the percentage shares were 76.2% and 80.2%, respectively.

Significant amounts of consolidated revenues for the current year have been contributed by the industrial services business of TRC which reported revenues of $20.1 million and $80.4 million for the three and nine months ended October 31, 2019, respectively. These amounts were 34.5% and 47.0% of consolidated revenues for the three and nine months ended October 31, 2019, respectively, and represented a decrease in revenues of 16.4% and an increase in revenues of 17.3%, respectively, from the amounts of revenues for the comparable periods last year.

Consolidated gross profits for the three months ended October 31, 2019 and 2018 were $6.0 million and $29.5 million, respectively, reflecting primarily the reduction in consolidated revenues between periods. In addition, our gross margin percentage declined to 10.3% for the three months ended October 31, 2019 from 25.4% for the prior year quarter. Selling, general and administrative expenses were $12.1 million and $11.1 million for the three months ended October 31, 2019 and 2018, respectively. The net amounts of other income for the three-month period ended October 31, 2019 increased to $3.6 million from $1.4 million during the comparable period in 2018, primarily due to $2.2 million of other income provided by our consolidated VIE. Significantly impacting financial results for the third quarter last year in a favorable manner was the net income tax benefit recorded in the amount of $12.6 million which reflected primarily the effect of research and development credits earned in prior years as discussed below.

The significant contract loss incurred in the current year by APC, primarily recognized in the first quarter, caused us to report a consolidated gross loss of $12.1 million for the nine months ended October 31, 2019. The contract loss also prompted us to record an impairment loss related to the goodwill of APC in the amount of $2.1 million during the first quarter. Selling, general and administrative expenses were $31.8 million and $31.2 million for the nine months ended October 31, 2019 and 2018, respectively. The net amounts of other income for the nine-month periods ended October 31, 2019 and 2018 were $7.5 million and $5.1 million, respectively. Due substantially to the APC loss, we incurred a consolidated loss before income tax benefit of $38.4 million for the nine months ended October 31, 2019.

The income tax benefit of $4.9 million for the nine months ended October 31, 2019 reflects the favorable estimated tax impact of a bad debt loss on loans made to APC by Argan, which were determined to be uncollectible during the three-month period ended July 31, 2019. On the other hand, we have not recorded any income tax benefit for the operating loss of APC’s subsidiary in the United Kingdom for the nine months ended October 31, 2019 due to our expectation at this time that a minimal portion of the benefit will be utilized in future years. For the nine months ended October 31, 2018, our consolidated income tax benefit of $4.5 million reflected the favorable impact of the research and development tax credits recorded last year as discussed below.

We incurred a net loss attributable to the stockholders of Argan in the amount of $6.9 million for the three months ended October 31, 2019, or $0.44 per share on a diluted basis. Last year, for the three months ended October 31, 2018, we reported net income attributable to the stockholders of Argan in the amount of $32.4 million, or $2.07 per share on a diluted basis.

It takes time for us to ramp-up meaningful revenues associated with new construction projects due to the project life-cycles of gas-fired power plants. However, with the addition of the significant new project, we expect our quarterly revenues to increase sequentially until this project reaches the peak of its activity in the fiscal year ending January 31, 2022. We continue to evaluate new project opportunities, and final negotiations  are proceeding with owners of several other major projects.

Research and Development Credits

During the three-month period ended October 31, 2018, we completed a detailed review of the activities performed by our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits that may have been available to reduce prior year income taxes. This study was begun two years ago and focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, we identified and estimated significant amounts of income tax benefits that had not previously been recognized in our financial results for any prior year reporting period.

Accordingly, the income tax benefits associated with research and development activities conducted in prior years totaled $16.6 million, with $16.5 million recognized in income taxes for the three and nine months ended October 31, 2018. The favorable effect of this amount on diluted earnings per share was $1.05 for both periods.

Project Backlog

In August 2019, GPS received a FNTP with EPC activities under a contract to build an 1,875 MW natural gas-fired power plant in Guernsey County, Ohio. This project was announced early this year and its contract value was reflected in project backlog as of January 31, 2019. The Guernsey Power Station is being jointly developed by Caithness Energy, L.L.C. (“Caithness”) and Apex Power Group, LLC. Last year, we completed the construction of the Freedom Generating Station for Caithness, a 1,040 MW combined cycle natural gas-fired power plant located in Pennsylvania. In May 2019, GPS entered into an EPC services contract to construct a 625 MW natural gas-fired power plant in Harrison County, West Virginia, the value of which was added to project backlog at that time. Caithness partnered with Energy Solutions Consortium, LLC to develop this project.

Both of these new facilities will be state-of-the-art combined cycle power plants, with power islands based on natural gas-fired turbines supplied by General Electric, providing electricity to the PJM grid. As indicated above, construction activities for the power generating facility in Guernsey have begun with completion scheduled in 2022. A limited notice to proceed (“LNTP”) with certain preliminary activities was received from the owners of the project in Harrison County. However, the construction commencement dates for this power plant, as well as a project to build a gas-fired power plant in Reidsville, North Carolina (the value of which was also included in project backlog as of January 31, 2019), have been pushed out and we cannot predict with certainty the start dates at this time. For all projects, the start date for construction is generally controlled by the project owners. However, at this time we believe it is probable that both of these projects will commence next year.

Our project backlog amount was approximately $1.4 billion and $1.1 billion as of October 31 and January 31, 2019, respectively. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations, or “RUPO”, on active contracts; see Note 2 to the accompanying condensed consolidated financial statements). Cancellations or reductions may occur that may reduce project backlog and our expected future revenues. We include the value of an EPC services contract in project backlog when we believe that it is probable that the project will commence within a reasonable timeframe, among other factors.

As announced in Fiscal 2019, GPS entered into an EPC services contract to construct the Chickahominy Power Station, a 1,740 MW natural gas-fired power plant, in Charles City County, Virginia. Even though we are providing financial and technical support to the project development effort through a consolidated VIE and project development milestones continue to be achieved, we have not included the value of this contract in our project backlog. Due to several factors that are slowing the pace of the development of this project, including additional time being required to secure the natural gas supply for the plant and to obtain the necessary equity financing, we currently can not predict when construction will commence, if at all. As stated above, we continue to evaluate new project opportunities, and final negotiations are in process for several other major projects.

We believe that the delays in new business awards to GPS and the project construction starts of certain previously awarded projects relate to a variety of factors, especially in the northeast and mid-Atlantic regions of the United States. For example, there is some remaining uncertainty surrounding the level of regulatory support for coal as part of the energy mix, an increase in the amount of power generating capacity provided by renewable energy assets, improvements and decreasing prices in renewable energy storage solutions and increased environmental activism. Together with the difficulty in obtaining project equity financing, these factors may be impacting the planning and initial phases for the construction of new natural gas-fired power plants which continue to be deferred by project owners.

Although the downward trend was interrupted last year, our country has experienced a decline in carbon dioxide emissions from power plants as the supply of inexpensive natural gas and the growth in renewable energy have moved more energy producers away from coal. The aging coal-fired power plant fleet remains expensive to operate and the plants are generally not competitive in the marketplace. Nevertheless, in some cases, new support may encourage the continued operation of old coal plants that might otherwise be retired without any government intervention. Other unfavorable factors include challenging energy capacity auctions for new power generating assets, the impacts of environmental activism and the resolve of several states to move towards 100% renewable energy. Protests against fossil-fuel related energy projects continue to garner media attention and stir public skepticism about new pipelines resulting in project delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to planned gas-fired power plant sites, thereby increasing the risk of power plant project delays or cancellations.

Market Outlook

The total annual amount of electricity generated by utility-scale facilities in the United States in calendar year 2018 was the highest amount generated since 2007. In its latest base-case outlook, the U.S. Energy Information Administration (the “EIA”) forecasts steady growth in net electricity generation through 2050 with average annual increases of approximately 1.0% per year. The growth rate is tempered by new electricity-efficient devices and production processes replacing older, less-efficient appliances, heating, cooling and ventilation systems and capital equipment. Nonetheless, the EIA forecasts continued growth for natural gas-fired electricity generation through 2050 with average annual increases of 1.2% per year. In the reference case included in its Annual Energy Outlook 2019 released in January 2019, EIA forecasts the share of total utility-scale electricity generation from natural gas-fired power plants in the United States to rise from 34% in 2018 to 37% in 2022 and to 39% by 2050. The generation share from coal is forecast to fall steadily during these periods, from 28% in 2018 to 23% in 2022 to 17% by 2050. In its Short-Term Energy Outlook issued in October 2019, EIA forecasts that the share of utility-scale electricity net generation fueled by natural gas will reach 37% for 2019.

As reported by EIA, net electricity generation at utility-scale facilities in our country rose by 3.4% during 2018 as net generation from natural gas, wind and solar sources increased by 13.3%, 7.2% and 19.8%, respectively. The share of net electricity generation fueled by natural gas rose from approximately 32.1% in 2017 to 35.2% for 2018. The net electricity generation from coal declined by 5.0% for the year. Net electricity generation by utility-scale facilities in our country declined by 2.0% for the seven months ended July 31, 2019 compared with the same period of 2018. However, the net generation from natural gas rose by 5.7% between the seven-month periods and represented a 36.6% share of net generation from all fuel sources. The net electricity generation from coal decreased by 13.1% between the comparable seven-month periods and the net electricity generation from renewable energy sources (other than hydroelectric power) increased by 3.6%. The shares of net generation from coal and other renewable sources for the seven-month period ended July 31, 2019 were 24.0% and 11.2%, respectively.

In summary, the share of the electrical power generation mix fueled by natural gas has continued to increase, while the share fueled by coal has continued its fall. Over the ten-year period ended in 2018, the amount of utility-scale power generated in the United States by coal fell by 42.2% while the amount of such power fueled by natural gas increased by 66.3%. This dramatic shift is a primary cause of the reductions in the annual power plant emissions of carbon dioxide, sulfur dioxide and nitrogen oxides over this same ten-year period of 24.5%, 79.9% and 55.4%, respectively.

Over the next few years, EIA forecasts that new wind and photovoltaic solar capacity will continue to be added to the utility-scale power fleet in the United States at a brisk pace substantially attributable to declining equipment costs and the availability of valuable tax credits. As these credits decline and then expire early in the next decade as currently scheduled, the wind capacity additions are expected to slow. Although tax incentives related to solar power also expire, the continuing decline in the cost of solar power equipment is predicted to sustain the growth of photovoltaic solar power generation facilities. Nonetheless, persistent low natural gas prices, lower power plant operating costs and higher energy generating efficiencies should sustain the demand for modern combined cycle gas-fired power plants in the future. Natural gas is relatively clean burning, cost-effective and reliable; its benefits as a source of power are compelling.

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

Comparison of the Results of Operations for the Three Months Ended October 31, 2019 and 2018

We reported a net loss attributable to our stockholders of $6.9 million, or $0.44 per diluted share, for the three months ended October 31, 2019. For the three months ended October 31, 2018, we reported a comparable net income amount of $32.4 million, or $2.07 per diluted share.

The following schedule compares our operating results for the three months ended October 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended October 31,
	2019	2018	$ Change	% Change
REVENUES
Power industry services	$35,848	$88,724	$(52,876)	(59.6)%
Industrial fabrication and field services	20,143	24,091	(3,948)	(16.4)
Telecommunications infrastructure services	2,415	3,644	(1,229)	(33.7)
Revenues	58,406	116,459	(58,053)	(49.8)
COST OF REVENUES
Power industry services	31,327	61,943	(30,616)	(49.4)
Industrial fabrication and field services	19,159	22,203	(3,044)	(13.7)
Telecommunications infrastructure services	1,928	2,781	(853)	(30.7)
Cost of revenues	52,414	86,927	(34,513)	(39.7)
GROSS PROFIT	5,992	29,532	(23,540)	(79.7)
Selling, general and administrative expenses	12,135	11,147	988	8.9
(LOSS) INCOME FROM OPERATIONS	(6,143)	18,385	(24,528)	N/M
Other income, net	3,578	1,429	2,149	(150.4)
(LOSS) INCOME BEFORE INCOME TAXES	(2,565)	19,814	(22,379)	N/M
Income tax (expense) benefit	(1,996)	12,560	(14,556)	N/M
NET (LOSS) INCOME	(4,561)	32,374	(36,935)	N/M
Net income (loss) attributable to non-controlling interests	2,294	(60)	2,354	N/M
NET (LOSS) INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$(6,855)	$32,434	$(39,289)	N/M

N/M — Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business decreased by 60%, or $52.9 million, to $35.8 million for the three months ended October 31, 2019 compared with revenues of $88.7 million for the three months ended October 31, 2018. The revenues of this business represented approximately 61% of consolidated revenues for the current quarter and approximately 76% of consolidated revenues for the prior year quarter. GPS reached substantial completion on four gas-fired power plant projects during the year ended January 31, 2019 and concluded activities on a fifth gas-fired power plant early in the first quarter of the current fiscal year. These five power plants provided revenues of $59.5 million for the three months ended October 31, 2018, which represented approximately 51% of consolidated revenues for the period. The revenues of this segment last year also included revenues related to the InterGen Spalding OCGT Expansion Project which was completed by APC in the second quarter of the current year. Additionally, the TeesREP project experienced reduced revenues for the third quarter as compared to the corresponding quarter last year as the project progresses to the later stages of construction. GPS revenue levels have been negatively impacted by the delay in new project startups. However, sequential quarterly GPS revenues are expected to rise as GPS recently commenced full construction efforts on an 1,875 MW natural gas-fired power plant. Revenues related to this project represented a significant portion of consolidated revenues for the current quarter.

Industrial Fabrication and Field Services

The revenues of industrial fabrication and field services (representing the business of TRC) provided 34% of consolidated revenues for the three months ended October 31, 2019. However, revenues decreased by $3.9 million, or 16%, to $20.1 million for the three months ended October 31, 2019, compared to revenues of $24.1 million for the three months ended October 31, 2018. Last year, TRC was successful in obtaining business from several large new customers while expanding the volume of business from recurring industrial customers. With the completion of several of the large projects this year, TRC is focused on rebuilding project backlog. The largest portion of the revenues of TRC continues to be provided by industrial field services. The major customers of TRC include some of North America’s largest forest products companies, large fertilizer producers as well as other chemical and energy companies with plants located in the southeast region of the United States.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) were $2.4 million for the three months ended October 31, 2019 compared with revenues of $3.6 million for the three months ended October 31, 2018. The decrease was primarily due to the completion of a large fiber cabling project that contributed a major portion of revenues last year.

Cost of Revenues

Due primarily to the decrease in consolidated revenues for the three months ended October 31, 2019 compared with last year’s third quarter, consolidated cost of revenues also decreased. These costs were $52.4 million and $86.9 million for the three months ended October 31, 2019 and 2018, respectively; a reduction of approximately 40%. For the three months ended October 31, 2019, we reported a consolidated gross profit of approximately $6.0 million which represented a gross profit percentage of approximately 10% of corresponding consolidated revenues. Both the gross profit amount and percentage for the quarter ended October 31, 2019 were adversely affected by unfavorable contract adjustments at TRC and the lack of gross profit for the TeesREP project. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments were 12.6%, 4.9% and 20.2%, respectively, for the current quarter.

For the three months ended October 31, 2018, we reported a gross profit of approximately $29.5 million which represented a consolidated gross profit percentage of approximately 25% of corresponding consolidated revenues which reflected strong performance by the power industry services segment. The results for last year’s third quarter were primarily driven by execution on the commissioning, start-up and final phases of four natural gas-fired power plant projects, all of which reached substantial completion. These achievements resulted in our making favorable project close-out adjustments to the gross profits of certain projects during the period. The gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments for the third quarter last year were 30.2%, 7.8% and 23.7%, respectively.

Other Income

Other income for the three months ended October 31, 2019 included a pre-tax gain of $2.2 million recorded by the consolidated variable interest entity in connection with the grant of a utility easement at the planned site of a new gas-fired power plant. This gain is also reflected in the amount of net income attributable to non-controlling interests for the three months ended October 31, 2019. Investment income decreased by $0.5 million for the three-month period ended October 31, 2019 from the amount earned in the comparable period last year due to reduced current year investment balances.

Income Tax (Expense) Benefit

We recorded income tax expense for the three months ended October 31, 2019 in the amount of approximately $2.0 million which primarily reflected the unfavorable forecasted tax impact of permanent differences for the current year. We reported an income tax benefit for the three months ended October 31, 2018 in the amount of $12.6 million which reflected an estimated amount of benefits associated with research and development credits for the three-year period ended January 31, 2018 in the amount of $16.5 million that we recorded in the quarter. The amount of this favorable adjustment more than offset the amount of income tax expense recorded for last year’s third quarter which was based on an estimated annual effective income tax rate (before the effects of the research and development tax credits and other discrete tax items) for the year ending January 31, 2019 of approximately 28%. This rate was higher than the federal income tax rate of 21% due primarily to the estimated unfavorable effect of state income taxes, and the unfavorable effects of additional limitations on the deductibility of certain business expenses.

Comparison of the Results of Operations for the Nine Months Ended October 31, 2019 and 2018

We reported net loss attributable to our stockholders of $35.5 million, or $2.27 per diluted share, for the nine months ended October 31, 2019. For the nine months ended October 31, 2018, we reported net income attributable to our stockholders in the amount of $54.2 million, or $3.46 per diluted share.

The following schedule compares our operating results for the nine months ended October 31, 2019 and 2018 (dollars in thousands):

	Nine Months Ended October 31,
	2019	2018	$ Change	% Change
REVENUES
Power industry services	$83,941	$316,262	$(232,321)	(73.5)%
Industrial fabrication and field services	80,442	68,577	11,865	17.3
Telecommunications infrastructure services	6,626	9,656	(3,030)	(31.4)
Revenues	171,009	394,495	(223,486)	(56.7)
COST OF REVENUES
Power industry services	104,759	249,401	(144,642)	(58.0)
Industrial fabrication and field services	72,958	61,889	11,069	17.9
Telecommunications infrastructure services	5,361	7,513	(2,152)	(28.6)
Cost of revenues	183,078	318,803	(135,725)	(42.6)
GROSS (LOSS) PROFIT	(12,069)	75,692	(87,761)	N/M
Selling, general and administrative expenses	31,761	31,162	599	1.9
Impairment loss	2,072	—	2,072	N/M
(LOSS) INCOME FROM OPERATIONS	(45,902)	44,530	(90,432)	N/M
Other income, net	7,472	5,121	2,351	45.9
(LOSS) INCOME BEFORE INCOME TAXES	(38,430)	49,651	(88,081)	N/M
Income tax benefit	4,936	4,509	427	9.5
NET (LOSS) INCOME	(33,494)	54,160	(87,654)	N/M
Net income (loss) attributable to non-controlling interests	2,007	(83)	2,090	N/M
NET (LOSS) INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$(35,501)	$54,243	$(89,744)	N/M

N/M — Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business decreased by 74%, or $232.3 million, to $83.9 million for the nine months ended October 31, 2019 compared with revenues of $316.3 million for the nine months ended October 31, 2018. The revenues of this business represented approximately 49% of consolidated revenues for the current year nine-month period, and approximately 80% of consolidated revenues for the comparable prior year period. GPS reached substantial completion on four gas-fired power plant projects during the year ended January 31, 2019 and concluded activities on a fifth gas-fired power plant early in the first quarter of the current fiscal year. These five power plants provided revenues of $238.3 million for the nine months ended October 31, 2018. The construction activities performed for the four EPC projects completed last year included the start-up, commissioning and final phases of the projects. Reflecting primarily the ramp-up of construction activities on the projects in Teesside and Spalding to peak levels, the revenues of our APC subsidiary represented 19% of consolidated revenues for the nine months ended October 31, 2018. Due to the reduction of activity on the TeesREP project as it moves to the later stages of construction and the completion of the project at Spalding, the revenues of APC for the nine months ended October 31, 2019 represented a reduction of 27% from the level of revenues earned by APC during the nine months ended October 31, 2018.

Industrial Fabrication and Field Services

The revenues of the industrial fabrication and field services business provided 47% of consolidated revenues for the nine months ended October 31, 2019. Revenues increased by $11.9 million, or 17%, to $80.4 million for the nine months ended October 31, 2019, compared to $68.6 million for the nine months ended October 31, 2018.

Telecommunications Infrastructure Services

The revenues of this business segment were $6.6 million for the nine months ended October 31, 2019 compared with revenues of $9.7 million for the nine months ended October 31, 2018. As indicated above, prior year revenues were bolstered by the revenues associated with a large fiber cabling project that has been completed.

Cost of Revenues

Due primarily to the substantial decrease in consolidated revenues for the nine months ended October 31, 2019 compared with the nine-month period ended October 31, 2018, the corresponding consolidated cost of revenues also decreased. These costs were $183.1 million and $318.8 million for the nine months ended October 31, 2019 and 2018, respectively; a reduction of approximately 43%. The loss recorded by APC on the TeesREP project in the amount of $31.2 million for the nine months ended October 31, 2019 had a significant unfavorable effect on the Company’s gross profit for the period, causing us to report a consolidated gross loss for this current nine-month period in the amount of $12.1 million.

For the nine months ended October 31, 2018, we reported a gross profit of approximately $75.7 million which represented a consolidated gross profit percentage of approximately 19% of corresponding consolidated revenues. For comparison, after removing the revenues and costs related to the TeesREP project, our overall gross profit percentage for the nine months ended October 31, 2019 would have been 13.3% of corresponding consolidated revenues. For the nine months ended October 31, 2019, the gross profit percentages of corresponding revenues for the industrial services and the telecommunications infrastructure segments were 9.3% and 19.1%, respectively, which compares with the gross profit percentages reported for the nine months ended October 31, 2018 of 9.8% and 22.2%, respectively.

Impairment Loss

We considered the magnitude of the contract loss related to the TeesREP project to be an event triggering a re-assessment of the goodwill which resulted in our conclusion that the remaining value was impaired. Accordingly, an impairment loss was recorded in April 2019 in the amount of $2.1 million.

Other Income

Other income for the nine months ended October 31, 2019 included the pre-tax gain of $2.2 million recorded by the consolidated variable interest entity during the period. This gain is also reflected in the amount of income attributable to non-controlling interests for the nine months ended October 31, 2019. Other income for the current period also included interest income accrued during the period in the amount of $0.7 million on income tax refunds that we expect to receive related to amended prior year income tax returns. Investment income decreased by $0.4 million for the nine-month period ended October 31, 2019 from the amount earned in the comparable period last year due to reduced current year investment balances. For the nine months ended October 31, 2018, the amount of this line item also included a gain on TRC’s settlement of a lawsuit in the amount of $1.4 million and reflected interest expense in the amount of $0.7 million related to the resolution of a separate legal dispute.

Income Tax Benefit

We recorded an income tax benefit for the nine months ended October 31, 2019 in the amount of approximately $4.9 million which primarily reflected the favorable tax impact of bad debt loss realized on loans made to APC by Argan that was recorded in the second quarter We have not recorded any income tax benefit related to the net loss reported by the subsidiary operations of APC located in the United Kingdom for the current year due to our expectation at this time that a minimal portion of the benefit will be utilized in future years. The income tax benefit for the nine months ended October 31, 2019 does reflect the unfavorable expected effects of state income taxes and permanent differences associated with nondeductible travel and entertainment expenses, certain nondeductible executive compensation expense and the goodwill impairment loss.

As discussed above, we recorded benefits of prior year research and development tax credits in the third quarter last year in the amount of $16.5 million, which resulted in an income tax benefit reported for the nine months ended October 31, 2018 in the amount of approximately $4.5 million. Before the effect of the tax credit adjustment and other discrete items, we estimated an annual effective income tax rate of approximately 28% at this time last year. This estimated tax rate was higher than the federal income tax rate of 21% due primarily to the estimated unfavorable effect of state income taxes, and the unfavorable effects of additional limitations on the deductibility of certain business expenses.

Liquidity and Capital Resources as of October 31, 2019

At October 31 and January 31, 2019, our balances of cash and cash equivalents were $252.5 million and $164.3 million, respectively. During this same period, our working capital decreased by $48.1 million to $286.9 million as of October 31, 2019 from $335.0 million as of January 31, 2019 due primarily to the losses incurred on the TeesREP project.

The net amount of cash provided by operating activities for the nine months ended October 31, 2019 was $15.9 million. Our net loss for the current fiscal year period, offset partially by the favorable adjustments related to non-cash income and expense items, represented a use of cash in the total amount of $29.3 million. The Company also used cash during the nine months ended October 31, 2019 in the amount of $12.5 million to reduce the level of accounts payable and accrued expenses. However, these uses of cash were more than offset by the receipt of payments on the initial billings for EPC project work, which caused the balance of contract liabilities to increase temporarily by $50.1 million during the nine months ended October 31, 2019, a substantial source of cash.

The primary source of cash for the nine months ended October 31, 2019 was the net maturities of short-term investments, certificates of deposit issued by our Bank, in the amount of $89.0 million. Cash proceeds in the amount of $1.6 million were received from the exercise of stock options during the nine-month period ended October 31, 2019. Non-operating activities used cash during the nine months ended October 31, 2019, including the payment of three quarterly cash dividends in the total amount of $11.7 million and capital expenditures in the amount of $6.3 million. As of October 31, 2019, there were no restrictions with respect to inter-company payments from GPS, TRC, APC or SMC to the holding company. However, during the nine-month period ended October 31, 2019, certain loans made by Argan to APC were determined to be uncollectible (see Note 11 to the accompanying condensed consolidated financial statements).

During the nine months ended October 31, 2018, our balance of cash and cash equivalents increased by $33.7 million to $155.8 million while our working capital increased by $37.8 million during the period to $339.6 million as of October 31, 2018. The net amount of cash used by operating activities for the nine months ended October 31, 2018 was $99.1 million. Even though net income for the period, including the favorable adjustments related to non-cash income and expense items, provided cash in the total amount of $58.1 million, cash used elsewhere in operations exceeded this amount.

As discussed above, four major EPC projects achieved substantial completion last year, representing the primary driver for a use of cash in the amount of $79.6 million represented by the increase in contract assets of $41.8 million and the decrease in contract liabilities in the amount of $37.8 million. At that time, these projects were well past the peak of their respective milestone billing schedules. Due primarily to these projects, the amount of billings in excess of the amounts of the corresponding costs and estimated earnings declined by $93.1 million during the nine months ended October 31, 2018, which represented a substantial use of cash. Partially offsetting this effect, the Company collected amounts of billings previously retained by project owners which provided $55.5 million in cash during the period. The operations of TRC and APC experienced meaningful growth in revenues during the nine months ended October 31, 2018. The increase in the level of business at these subsidiaries resulted in an increase in the amount of working capital required to support the growth. Accordingly, the amounts of costs incurred and estimated earnings recognized on certain active projects in excess of the amounts billed on those projects rose during the nine-month period in the amount of $38.8 million, which represented a use of cash.

Similarly, due in part to increased activity at TRC and APC, accounts receivable increased during the nine months ended October 31, 2018, a use of cash in the amount of $17.7 million. The Company also used cash in the amount of $44.0 million to reduce the level of accounts payable and accrued liabilities. Due primarily to the inclusion of expected income tax refunds, the balance of other assets increased by $15.9 million during the nine months ended October 31, 2018, representing another use of cash.

The primary source of cash required to fund operations during the nine months ended October 31, 2018 was the net maturities of short-term investments in the amount of $152.0 million. Non-operating activities used cash during the period, including primarily the payment of three quarterly cash dividends in the total amount of $11.7 million. Our operating subsidiaries also used cash during the nine-month period ended October 31, 2018 in the amount of $7.4 million to fund capital expenditures.

At October 31, 2019, most of our balance of cash and cash equivalents was invested in a money market fund with most of its total assets invested in cash, U.S. Treasury obligations and repurchase agreements secured by U.S. Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Republic of Ireland and certain pound sterling-based bank accounts in the United Kingdom in support of the operations of APC.

Our credit agreement with the Bank, which expires on May 31, 2021, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 2.0%, and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions. We may use the borrowing ability to cover letters of credit issued by the Bank for our use in the ordinary course of business as defined by the Bank. At October 31, 2019, we had approximately $10.0 million of outstanding letters of credit issued under the Credit Agreement that relate substantially to the TeesREP project. However, we had no outstanding borrowings.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. At October 31 and January 31, 2019, we were compliant with the financial covenants of the Credit Agreement. However, certain financial covenant requirements are based on the amount of earnings before interest, taxes, depreciation and amortization, as defined in the credit agreement, reported by us on a rolling twelve-month basis. The loss incurred by us for the nine-month period ended October 31, 2019 has reduced the financial covenant compliance margins considerably.

In the normal course of business and for certain major projects, we may be required to obtain surety or performance bonding, to cause the issuance of letters of credit, or to provide parent company guarantees (or some combination thereof) in order to provide performance assurances to clients on behalf of one of our contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. If the services provided by one of our subsidiaries under a guaranteed project would not be completed or would be determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of October 31, 2019 are not estimable.

Argan has provided a parent company performance guarantee and has caused the Bank to issue certain letters of credit (see Note 6 to the accompanying condensed consolidated financial statements) to Técnicas Reunidas (“TR”), the engineering, procurement and construction services (“EPC”) contractor on the TeesREP Biomass Power Station Project, on behalf of APC, a major subcontractor to TR on this project.

The Company would be obligated to reimburse the issuer of any surety bond issued on behalf of a subsidiary for any payments made. The commitments under performance bonds generally end concurrently with the expiration of the related contractual obligation. Not all of our projects require bonding. However, as of October 31, 2019, the amount of the Company’s unsatisfied bonded performance obligations was approximately equal to the value of RUPO disclosed in Note 2 to the accompanying condensed consolidated financial statements. In addition, as of October 31, 2019, there were bonds outstanding in the aggregate amount of approximately $140.7 million covering other risks including warranty obligations related to projects completed by GPS; these bonds expire at various dates over the next fifteen (15) months.

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

The following table presents the determinations of EBITDA for the three and nine months ended October 31, 2019 and 2018, respectively (amounts in thousands):

	Three Months Ended October 31,
	2019	2018
Net (loss) income, as reported	$(4,561)	$32,374
Income tax expense (benefit)	1,996	(12,560)
Depreciation	899	898
Amortization of purchased intangible assets	272	253
EBITDA	(1,394)	20,965
EBITDA of non-controlling interests	2,294	(60)
EBITDA attributable to the stockholders of Argan, Inc.	$(3,688)	$21,025

	Nine Months Ended October 31,
	2019	2018
Net (loss) income, as reported	$(33,494)	$54,160
Interest expense	—	659
Income tax benefit	(4,936)	(4,509)
Depreciation	2,610	2,465
Amortization of purchased intangible assets	864	759
EBITDA	(34,956)	53,534
EBITDA of non-controlling interests	2,007	(83)
EBITDA attributable to the stockholders of Argan, Inc.	$(36,963)	$53,617

As we believe that our net cash flow provided by operations is the most directly comparable performance measure determined in accordance with U.S. GAAP, the following table reconciles the amounts of EBITDA for the applicable periods, as presented above, to the corresponding amounts of net cash flows used in operating activities that are presented in our condensed consolidated statements of cash flows for the nine months ended October 31, 2019 and 2018 (amounts in thousands).

	Nine Months Ended October 31,
	2019	2018
EBITDA	$(34,956)	$53,534
Current income tax benefit	415	4,356
Interest expense	—	(659)
Stock option compensation expense	1,512	1,244
Impairment loss	2,072	—
Gain on settlement of litigation	—	(1,400)
Other non-cash items	1,631	1,031
Decrease (increase) in accounts receivable	1,274	(17,686)
Increase in other assets	(1,588)	(15,895)
Decrease in accounts payable and accrued expenses	(12,523)	(44,016)
Change in contracts in progress, net	58,064	(79,616)
Net cash provided by (used in) operating activities	$15,901	$(99,107)

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

An expanded discussion of our critical accounting policies is included in Item 7 of Part II of our Annual Report. During the nine-month period ended October 31, 2019, there have been no material changes in the way we apply the critical accounting policies described therein except that Note 7 to the accompanying condensed consolidated financial statements presents the revised accounting policy for leases that was adopted on February 1, 2019.

As discussed above, APC has confronted significant operational and contractual challenges in its efforts to complete the TeesREP project. Comprehensive reviews of forecasted costs to complete the project and the expected amounts of contract variation recoveries have resulted in our current estimate that APC will incur a loss on this contract in the amount of $31.2 million. As disclosed in Note 5 to the accompanying condensed consolidated financial statements, this loss prompted us to record an impairment loss in the first quarter of the current fiscal year in the amount of approximately $2.1 million, which effectively wrote-off the remaining balance of goodwill related to APC. In addition, we have estimated the amount of income tax benefit in the amount of $5.9 million related to bad debt loss incurred by Argan on its loans to APC, which were made at the time for the purpose of funding the performance on the TeesREP project; this amount is included in the income tax benefit amount presented in the condensed consolidated statements of earnings for the nine months ended October 31, 2019.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of October 31, 2019, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 6 to the accompanying condensed consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at 30-day LIBOR plus 2.0%.

As of October 31, 2019, the weighted average annual interest rate on our short-term investments of $42.1 million was 1.9%. During the nine months ended October 31, 2019 and 2018, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk. To illustrate the potential impact of changes in interest rates on our results of operations, we have performed the following hypothetical analysis, which assumes that our consolidated balance sheet as of October 31, 2019 remains constant, and no further actions are taken to alter our existing interest rate sensitivity (dollars in thousands). As the weighted average annual interest rate on our short-term investments held at October 31, 2019 was 1.9%, the largest decrease in the interest rates presented below is 189 basis points.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Decrease (Increase) in Loss (pre-tax)
Up 300 basis points	$420	$—	$420
Up 200 basis points	280	—	280
Up 100 basis points	140	—	140
Down 100 basis points	(140)	—	(140)
Down 189 basis points	(258)	—	(258)

With the consolidation of APC, we are subject to the effects of translating the financial statements of APC from its functional currency (Euros) into our reporting currency (U.S. dollars). Such effects are recognized in accumulated other comprehensive loss, which is net of tax when applicable.

In addition, we are subject to fluctuations in prices for commodities including copper, concrete, steel products and fuel. Although we attempt to secure firm quotes from our suppliers, we generally do not hedge against increases in prices for these commodities. Commodity price risks may have an impact on our results of operations due to the fixed-price nature of many of our contracts. We attempt to include the anticipated amounts of price increases or decreases in the costs of our bids.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of October 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and the material information related to the Company and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure in the reports.

Changes in internal controls over financial reporting. There have been no significant changes in our internal control over financial reporting (as defined in Rules 13a-15 and 15d-15 under the Exchange Act) during the fiscal quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.   LEGAL PROCEEDINGS

Included in Note 8 to the condensed consolidated financial statements that are included in Item 1 of Part I of this Quarterly Report on Form 10-Q is the discussion of the status of a specific legal proceeding as of October 31, 2019. In the normal course of business, we may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material effect on our condensed consolidated financial statements.

ITEM 1A.   RISK FACTORS

There have been no material changes from our risk factors as disclosed in our Annual Report.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.   MINE SAFETY DISCLOSURES (not applicable)

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS

Exhibit No.	Title
Exhibit 10.1

Third Amended and Restated Employment Agreement, dated November 15, 2019, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Power Operations, LLC and William F. Griffin, Jr.

Exhibit 10.2

Employment Agreement, dated November 15, 2019, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Power Operations, LLC and Charles Collins IV.

Exhibit 10.3

Employment Agreement, dated November 15, 2019, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Power Operations, LLC and Terrence Trebilcock.

Exhibit 31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
Exhibit 31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934.
Exhibit 32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350. *
Exhibit 32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350. *

Exhibit 101.INS#	XBRL Instance Document.
Exhibit 101.SCH#	XBRL Schema Document.
Exhibit 101.CAL#	XBRL Calculation Linkbase Document.
Exhibit 101.LAB#	XBRL Labels Linkbase Document.
Exhibit 101.PRE#	XBRL Presentation Linkbase Document.
Exhibit 101.DEF#	XBRL Definition Linkbase Document.

* The certification is being furnished and shall not be considered filed as part of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

December 10, 2019	By:	/s/ Rainer H. Bosselmann
Rainer H. Bosselmann Chairman of the Board and Chief Executive Officer

December 10, 2019	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer, Treasurer and Secretary