Form 10-K
period 2020-01-31
ARGAN INC
filed 2020-04-14
CIK 100591

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended January 31, 2020

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

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

The aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $407,001,688 on July 31, 2019 (the last business day of the Registrant’s second fiscal quarter), based upon the closing price on the NYSE as reported for that date. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded because such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of common stock outstanding as of April 9, 2020: 15,644,929 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2020 Annual Meeting of Stockholders to be held on June 23, 2020 are incorporated by reference in Part III.

ARGAN, INC. AND SUBSIDIARIES

2020 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS.

Argan, Inc. (“Argan”) conducts operations through its wholly owned subsidiaries, Gemma Power Systems, LLC and affiliates (“GPS”), Atlantic Projects Company Limited and affiliates (“APC”), The Roberts Company, Inc. (“TRC”) and Southern Maryland Cable, Inc. (“SMC”) (together referred to as the “Company,” “we,” “us,” or “our”). Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and consulting services to the power generation and renewable energy markets. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms. Including its consolidated joint ventures and variable interest entities (“VIEs”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeast region of the United States (the “US”) and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems, pressure vessels and heat exchangers. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

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

Power Industry Services

In most years, the most significant percentage of our power industry services has been performed by GPS which is a full-service engineering, procurement and construction (“EPC”) services firm that we have operated for over thirteen years since it was acquired by us in 2006. GPS has the proven abilities of designing, building and commissioning large-scale energy projects in the US. The extensive design, construction, project management, start-up and operating experience of GPS has grown with installed capacity exceeding 15 gigawatts of mostly domestic power-generating capacity. Our power projects have included base-load combined-cycle facilities, simple-cycle peaking plants and boiler plant construction and renovation efforts. We also have experience in the renewable energy sector by providing EPC contracting and other services to the owners of alternative energy facilities, including biomass plants, wind farms and solar fields. Typically, the scope of work for GPS includes complete plant engineering and design, the procurement of equipment and construction from site development through electrical interconnection and plant testing. The durations of our construction projects typically range between 2 to 3 years. However, the length of certain significant construction projects may exceed three years.

This reportable business segment also includes APC, a company formed in Dublin, Ireland, over 45 years ago, and its affiliated companies, which we acquired in May 2015. APC provides turbine, boiler and large rotating equipment installation, commissioning and outage services to original equipment manufacturers, global construction firms and plant owners worldwide. APC has successfully completed projects in more than 30 countries on six continents. With its presence in Ireland and its other offices located in the United Kingdom (the “UK”), Hong Kong and Atlanta, APC expanded our operations internationally for the first time.

The revenues of our power industry services business segment were $135.7 million, $367.8 million and $814.5 million for the years ended January 31, 2020 (“Fiscal 2020”), 2019 (“Fiscal 2019”) and 2018 (“Fiscal 2018”), respectively, or 57%, 76% and 91% of our consolidated revenues for the corresponding periods, respectively. The substantial portions of the revenues of this reportable segment reported for all three of these years were derived from the performance of activities by GPS and APC under EPC services and other construction contracts with the owners of power plant projects. For Fiscal 2020, the amounts of revenues recognized by GPS and APC were about the same.

During Fiscal 2020, we were focused on securing contracts to build gas-fired power plants that were prominent in our business development pipeline of new projects as we began the year. Since January 2019, GPS was awarded EPC services contracts for the construction of the following state-of-the-art combined cycle natural gas-fired power plants:

•	In January 2019, GPS entered into an EPC services contract to construct a 1,875 MW power plant in Guernsey County, Ohio. Caithness Energy, L.L.C. (“Caithness”) partnered with Apex Power Group, LLC to develop this project. During August 2019, GPS received a full notice to proceed (“FNTP”) with engineering, procurement and construction activities under the contract for this project.

•	In May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. Caithness partnered with Energy Solutions Consortium, LLC (“ESC”) to develop this project. A limited notice to proceed (“LNTP”) with certain preliminary activities was received from the owners of this project. Construction activities for the facility are not scheduled to begin until financial close is achieved.

•	In January 2020, GPS entered into an EPC services contract with Harrison Power, LLC (“Harrison Power”) to construct a 1,085 MW natural gas-fired power plant in Harrison County, Ohio. The project is being developed by EmberClear, the parent company of Harrison Power. Construction activities for the facility are scheduled to begin in 2020 once financial close is achieved.

•	On March 10, 2020, we announced that in late February 2020 GPS entered into an EPC services contract with ESC Brooke County Power I, LLC to construct Brooke County Power, a 920 MW natural gas-fired power plant, in Brooke County, West Virginia. The facility is being developed by ESC and construction activities are scheduled to start in 2020 once financial close is achieved.

•	On March 12, 2020, we announced that GPS recently entered into an EPC services contract with NTE Connecticut, LLC to construct Killingly Energy Center, a 650 MW natural gas-fired power plant, in Killingly, Connecticut. The facility is being developed by NTE Energy, LLC (“NTE”). Construction activities are scheduled to start in 2020 once financial close is achieved.

During Fiscal 2020, our APC operation successfully completed a gas-fired power plant construction project in Spalding, England, and a major turbine refurbishment project for the Moneypoint Power Station, the largest source of electrical power in Ireland. At January 31, 2020, major project activity for our power industry services business segment included the provision of EPC services to one other natural gas-fired power plant project and the erection of the boiler, a critical component, for a biomass-fired power plant.

During Fiscal 2019, GPS reached substantial completion for four natural gas-fired power plant EPC services projects, including a 1,040 MW facility built in Pennsylvania, a 785 MW facility built in Connecticut and two 475 MW facilities, one built in Ohio and the other in North Carolina.

During Fiscal 2018, GPS was engaged with ramping-up the construction efforts on the four major power plant EPC projects to peak activity levels. In addition, it commenced the provision of EPC services on the two other gas-fired facilities and APC began construction tasks related to the biomass power plant project.

Project Backlog

Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects. Cancellations or reductions may occur that would reduce project backlog and our expected future revenues. Typically, we include the total value of EPC services and other major construction contracts in project backlog when we receive a corresponding notice to proceed from the project owner. However, we may include the value of an EPC services contract prior to the receipt of a notice to proceed if we believe that it is probable that the project will commence within a reasonable timeframe, among other factors. At January 31, 2020, the project backlog for this reporting segment was approximately $1.3 billion. The comparable backlog amount as of January 31, 2019 was approximately $1.1 billion.

During August 2019, GPS received a FNTP with EPC activities under a contract to build a state-of-the-art, 1,875 MW, combined cycle natural gas-fired power plant in Guernsey County, Ohio. The commencement of this project favorably impacted the consolidated financial statements during the latter portion of Fiscal 2020 resulting in increased revenues for the power industry services segment as well as improved consolidated cash flow. Completion of this project is currently scheduled to occur during 2022.

The project backlog amount as of January 31, 2020 identified above includes the value of the Guernsey Power Station, the project with Caithness located in Harrison, West Virginia, and the project for NTE located in Reidsville, North Carolina. We announced that GPS entered into an EPC services contract with NTE Carolinas II, LLC, an affiliate of NTE, to construct an approximately 500 MW natural gas-fired power plant in Rockingham County, North Carolina, in March 2018. The Reidsville Energy Center will be similar to two gas-fired power plants substantially completed by GPS for NTE during Fiscal 2019, the Kings Mountain Energy Center located in Kings Mountain, North Carolina, and the Middletown Energy Center located in Middletown, Ohio. Due to project owner delays, including a grid connection dispute between the project owner and a public utility, contract activities have not yet started for this new project. If the dispute with the public utility is not resolved on terms that move the project forward, we will most likely remove the Reidsville Energy Center from project backlog.

Including all of the GPS power plant projects discussed above and the Chickahominy Power Station discussed below, the aggregate amount of the rated power represented by the natural gas-fired power plants for which we have signed EPC services contracts is approximately 7.3 gigawatts with an aggregate contract value in excess of $3.0 billion. For those contracts not already included in project backlog, we anticipate adding them closer to their respective expected start dates when the projects achieve remaining key development milestones and obtain financing commitments. For all projects, the start date for construction is generally controlled by the project owners.

Special Purpose Entities

We selectively participate in power plant project development and related financing activities 1) to maintain a proprietary pipeline for future EPC services contract opportunities, 2) to secure exclusive rights to EPC contracts, and 3) to generate profits through interest income and project development success fees. In prior years, we partnered with a developer to take principal positions in the initial stages of development for three projects in the Marcellus Shale region of the eastern US. All three developmental efforts were successfully completed resulting in GPS receiving the repayment of all project development loans and the related accrued interest, being paid success fees and building three large-scale natural gas-fired power plants. GPS completed construction of two of the plants in Fiscal 2017 and the third in Fiscal 2019.

In January 2018, we were deemed to be the primary beneficiary of a VIE that is performing the project development activities related to the construction of the Chickahominy Power Station, a 1,740 MW natural gas-fired power plant, planned for Charles City County, Virginia. Even though we are providing financial and technical support to the project development effort through a consolidated VIE and project development milestones continue to be achieved, we have not included the value of this contract in our project backlog. Due to several factors that are slowing the pace of the development of this project, including additional time being required to secure the natural gas supply for the plant and to obtain the necessary equity financing, we currently cannot predict when construction will commence, if at all. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey EPC services contract that has been negotiated and announced. The account balances of the VIE are included in the consolidated financial statements, including development costs incurred by the VIE during Fiscal 2020 and Fiscal 2019, which are included in the balances for property, plant and equipment as of January 31, 2020 and 2019 in the amounts of $6.9 million and $2.1 million, respectively.

EPC contractors in our industry also periodically execute certain contracts jointly with third parties through joint ventures, limited partnerships and limited liability companies for the purpose of completing a project or program for a project owner. These special purpose entities are generally dissolved upon completion of the corresponding project or program. Accordingly, GPS assigned its EPC contracts for two natural gas-fired power plants to two separate joint ventures that were formed in order to build the power plants and to spread the bonding risk of each project. The power plants were substantially completed during Fiscal 2017. Both joint ventures were dissolved in October 2018 and final cash distributions were made to the venture partners during Fiscal 2019. Due to the financial control of GPS, the accounts of the joint ventures were included in the Company’s consolidated financial statements.

Materials and Labor

In connection with the engineering and construction of traditional power plants, biodiesel plants and other renewable energy systems, we procure materials for installation on our various projects. We are not dependent upon any one source for major equipment components, like heat recovery steam generation units, steam turbines and air-cooled condensers, or any other construction materials that we use to complete a particular power project. In general, we have not experienced significantly harmful schedule delays related to the procurement or delivery of the necessary materials for our major projects in the past.

With our assistance, project owners frequently procure and supply certain major components of the power plants such as heavy-duty natural gas turbines. We have significant experience in delivering EPC projects with the latest turbine technology and working with all three major gas-fired turbine manufacturers to meet each project owner’s specific power plant requirements. EPC project requirements may vary considerably. Our personnel possess the skills and experience needed to overcome the plant design, development and construction challenges presented by each EPC services project, thereby steadily eliminating uncertainties throughout the development lifecycle and construction phases of each project.

We perform work on job sites in different states and countries. The skilled craft labor pool is unique in each region due to a variety of factors, including union versus non-union work environments, competing infrastructure projects located nearby our sites that utilize the same labor pool as us, and decreased and aging labor pools resulting from demographic trends. As such, we take a carefully considered and tailored approach at each job site to acquire and retain the required personnel resources when we need them, especially craft labor, and to maintain optimum productivity on each of our projects. Depending on the project, we may utilize direct hires, subcontractors, existing internal personnel, or a combination of the three. To date, we have managed to staff each of our jobs safely and effectively. However, to staff each new project with the skilled craft labor needed to complete the job successfully, we are challenged by the widely reported labor shortages in the construction industry, rising wages, demographic trends and other factors.

We source certain supplies, materials and equipment from countries stricken by the COVID-19 pandemic, as do certain of the major original equipment manufacturers for major components of natural gas-fired power plants. Disruptions to these supply chains, or the supply and productivity of labor at job sites, due to the global COVID-19 pandemic could impact our schedules, and may ultimately affect our ability to complete our large fixed-price contract projects in accordance with original schedules. We have protections in our contracts with major customers that provide certain relief that helps to mitigate certain financial risks. These protections could be limited depending on the underlying issues and the financial challenges of our customers. We are actively attempting to manage these risks during this period of uncertainty regarding the duration and extent of the COVID-19 outbreak. The extent of the operational and financial impacts on us probably will depend on how long and widespread the disruptions prove to be. As we go forward, there may be unscheduled delays in the delivery of materials and equipment ordered by us or a project owner or other unanticipated challenges to our ability to complete major job tasks when planned, among other impacts, none of which are quantifiable at this time.

Competition

We compete with large and well capitalized private and public firms in the construction and engineering services industry, including two of the largest construction firms in the country, Bechtel Corporation and Kiewit Corporation. Other large competitors include, but are not limited to, Black & Veatch, John Wood Group PLC, Burns & McDonnell Engineering Company and Zachry Group, global firms providing engineering, procurement, construction and project management services. These and other competitors are multi-billion-dollar companies with thousands of employees. We also may compete with regional construction services companies in the markets where planned projects might be located. Typically, a condition for award is that the contractor perform on a fixed-price or lump-sum contract basis; smaller elements of a contract may be billable on an allowance or cost-reimbursable basis. As explained below, there are risks of unrecovered costs, among other features, associated with these types of contracts.

To compete with these firms, we emphasize our proven track record as a cost-effective choice for the design, build and commissioning of natural gas-fired and alternative energy power systems. Our successful experience includes the efficient completion of natural gas-fired combined cycle and simple cycle power plants, wood/coal-fired plants, waste-to-energy plants, wind farms, solar fields and biofuel processing facilities, all performed on an EPC contract basis. Through the power industry services segment, we provide a full range of competitively priced development, consulting, engineering, procurement, construction, commissioning, operations management and maintenance services to project owners. We are able to react quickly to their requirements while bringing a strong, experienced team to help navigate through difficult technical, scheduling and construction issues. We believe that the cultures of GPS and APC encourage motivated, creative, high energy and customer-focused teams that deliver results. Our projects are directed by dedicated on-site project management teams and our project owner customers have direct access to our senior management at these companies.

The competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly over the last several years. While the market remains dynamic, we are moving into an era where there may be fewer competitors for new gas-fired power plant EPC services project opportunities. Several major competitors have announced that they are exiting the market for a variety of reasons or have been acquired. Others have announced intentions to avoid entering into fixed-price contracts.

Nonetheless, a recently published report by a leading industry observer maintains that the engineering and construction sector is shifting towards more fixed-price contracts despite their currently reported negative impacts on contractors and the construction industry. According to the report, the shift to fixed-price contracts has occurred due to intense competition that has increased the bargaining power of project owners and a change in the mix of projects typically completed on a fixed-price basis. However, construction and engineering companies are consistently incurring more charges on fixed-price contracts, including some of the largest firms in the country and our competitors.

Competition has led to more aggressive bidding on projects while contractors have accepted greater risks associated with the inability to anticipate unforeseen issues and failure to include adequate contingencies to cover lower-than expected labor productivity, unfavorable execution challenges and unusual weather events, for example.

As described more fully in later sections of this report, we recorded a contract loss in the amount of $33.6 million on a major fixed-price construction subcontract in the UK during Fiscal 2020 where we have suffered from many unforeseen events and circumstances. Nonetheless, we try to be particularly selective in pursuing new project opportunities and will be reluctant to enter into fixed-price contracts that represent high risk profiles. The track record of GPS has proven that fixed-price contracts can provide opportunities for higher margins if the corresponding projects are completed at lower-than-planned costs. We are very confident that our project management teams have gained the experience necessary for successful execution on these types of contracts as we go forward.

Customers

For Fiscal 2020, our most significant power industry services customers were Guernsey Power Station LLC, the owner of the Guernsey Power Station project, and Técnicas Reunidas UK Limited (“TR”), APC’s customer for the Tees Renewable Energy Project (“TeesREP”), which is the loss project referenced above, located in Teesside, England. Each customer accounted for more than 10% of our consolidated revenues and together they represented 37% of consolidated revenues for the year.

For Fiscal 2019, the Company’s most significant power industry services customers were Exelon West Medway II; Moxie Freedom LLC; TR and NTE Carolinas LLC, each of which accounted for more than 10% of our consolidated revenues and which together represented 51% of consolidated revenues for the year.

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

The power plants that we build, and other energy facilities including the pipelines required to supply natural gas fuel to them, are also subject to a myriad of federal and state laws and regulations governing environmental protection, air quality, water quality and noise and height restrictions. The growing preference for renewable energy sources and the elimination of fossil-fueled power plants by the populations of the US and the UK may result in such restrictions becoming more severe in the future. The consequences may result in fewer gas-fired power plants being constructed in the future than are currently forecast.

Relating to the COVID-19 pandemic, local and national government health agencies in the US, the UK and the Republic of Ireland may continue to issue increasingly onerous restrictions on places and/or events where people gather in close proximity to others. We do believe that our office-based employees can continue to work effectively on a remote basis if necessary, for extended periods of time. However, such restrictions could severely hamper our abilities to conduct construction activities on job-sites, or could shut-down such sites completely.

Industrial Fabrication and Field Services

TRC was founded in 1977 and is located near Greenville, North Carolina. Its facilities include steel fabrication plants and support structures. TRC is principally an industrial field services provider and steel pipe and vessel fabricator for industrial organizations primarily in the southeast region of the US.

Historically, TRC was a profitable company that incurred a pre-acquisition net loss in 2015, primarily due to it taking on large contracts before the acquisition that resulted in significant losses. With the reengagement and leadership of TRC’s founder, our financial support and the substantial completion of these loss contracts, we acquired TRC with the belief that it was positioned to succeed in the future with a return to profitable operations. Significant efforts have been expended since the acquisition to sustain a financial turnaround with growing revenues and profitable operating results. Although actual results for Fiscal 2019 were encouraging, results of operations sagged in Fiscal 2020. There can be no assurances that TRC will re-establish the positive trend in revenues or improve profitability in the future. Since the acquisition, we have provided TRC with an additional $25.0 million in net cash so that it could fund the completion of the work on loss contracts in progress on the date of the acquisition, enhance working capital in support of business growth and stability, acquire capital equipment to assure efficient and competitive fabrication and field operations and support other general corporate needs. Most of this cash was provided in the year period following the acquisition. The operating results for Fiscal 2020 and the resulting revisions to forecasted results caused us to record a goodwill impairment loss in the amount of $2.8 million, which followed impairment losses recorded in Fiscal 2019 and Fiscal 2018 in the amounts of $1.5 million and $0.6 million, respectively.

TRC operates within its own reportable business segment, industrial field services and fabrication. Its major customers include North America’s largest forest products companies such as Weyerhaeuser Company and Domtar Corporation; large fertilizer companies such as Nutrien Ltd. (formerly Potash Corp.); EPC firms such as Fluor Corporation and GPS; mining companies such as OceanaGold Corporation; a world leading supplier of industrial gases, Air Liquide S.A., and various petrochemical companies. For Fiscal 2020, Fiscal 2019 and Fiscal 2018, TRC reported revenues of $94.7 million, $101.7 million and $65.3 million, respectively, or approximately 40%, 21% and 7% of consolidated revenues for the corresponding years, respectively.

Telecommunications Infrastructure Services

SMC represents our telecommunications infrastructure services reportable business segment and conducts business as SMC Infrastructure Solutions, which provides comprehensive technology wiring and utility construction solutions to customers primarily in the mid-Atlantic region of the US. We perform both outside and inside plant cabling.

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

Consistently, a major portion of SMC’s revenue-producing activity each year is performed pursuant to task or work orders issued under master agreements with SMC’s major customers. Over the last three years, these major customers have included the city of Westminster, Maryland, certain state government agencies in Maryland, counties and municipalities located in Maryland; DXC Technology Company; Science Applications International Corporation (SAIC) and Southern Maryland Electric Cooperative, a local electricity cooperative. The revenues of SMC were $8.6 million, $12.7 million and $13.0 million for Fiscal 2020, Fiscal 2019 and Fiscal 2018, respectively, or approximately 3%, 3% and 1% of our consolidated revenues for the corresponding years, respectively.

SMC operates in the fragmented and competitive telecommunication and infrastructure services industry. We compete with providers ranging from regional companies to larger firms servicing multiple regions, as well as large national and multi-national contractors. We believe that we compete favorably with the other companies in our market space by emphasizing our high-quality reputation, outstanding customer base, security-cleared personnel and highly motivated work force in competing for larger and more diverse contracts. Based on its reputation and quality performance, SMC was selected on a sole source basis to perform outside premises and structured cabling work at several secure overseas location which it completed successfully during Fiscal 2020 and Fiscal 2019.

Employees

The total number of personnel employed by us is subject to the volume of construction in progress and the relative amount of work performed by subcontractors. We had approximately 1,154 employees at January 31, 2020, substantially all of whom were full-time. We believe that our employee relations are generally good.

Financing Arrangements

We have financing arrangements with Bank of America (the “Bank”) that are described in an Amended Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day LIBOR plus 2.0%. We may also use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business. At January 31, 2020, the Company had credit outstanding under the Credit Agreement, but no borrowings, in the approximate amount of $9.9 million. Approximately 80% of the outstanding credit was issued for the benefit of TR relating to the TeesREP project. Additionally, in support of the current project development activities of the active VIE discussed above, the Bank issued a letter of credit in the approximate amount of $3.4 million, outside of the scope of the Credit Agreement, for which the Company has provided cash collateral. We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that we comply with certain financial covenants at our fiscal year-end and at each of our fiscal quarter-ends. The Credit Agreement includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of January 31, 2020, we were in compliance with the financial covenants of the Credit Agreement. We believe we will continue to comply with the financial covenants of the Credit Agreement.

Safety, Risk Management, Insurance and Performance Bonds

We are committed to ensuring that the employees of each of our businesses perform their work in a safe environment. We regularly communicate with our employees to promote safety and to instill safe work habits. GPS, APC, TRC and SMC each have an experienced full-time safety director committed to ensuring a safe work place, as well as compliance with applicable permits, insurance and local and environmental laws. Our OSHA reportable incident rates, weighted by hours worked for all of our subsidiaries, were 0.40 and 0.54 for calendar years 2019 and 2018, respectively; our rates were significantly better than the national average rates in our industry (NAICS - 2379) for those years.

We retain qualified insurance brokerage assistance in the regular evaluation of the adequacy of insurance coverage amounts and the annual negotiation of premium amounts in the areas of property and casualty insurance, general liability, umbrella coverage, director and officer insurance and other specialty coverages. We believe that our insurance coverage amounts are adequate, but not excessive, and provide the proper amount of coverage where we believe insurable risks may exist.

Contracts with customers in each of our reportable business segments may require performance bonds or other means of financial assurance to secure contractual performance. We maintain material amounts of cash, cash equivalents and short-term investments, and, as indicated above, we have the commitment of the Bank to issue irrevocable standby letters of credit up to an aggregate amount of $50.0 million in support of our bonding collateral and other business requirements. As of January 31, 2020, the revenue value of our unsatisfied bonded performance obligations was approximately $734 million. In addition, there were bonds outstanding in the aggregate amount of approximately $152 million covering other risks including our warranty obligations related to EPC services projects completed by GPS during Fiscal 2019. Not all of our projects require bonding.

Materials Filed with the Securities and Exchange Commission

The public may read any materials that we file with the Securities and Exchange Commission (the “SEC”) at the SEC’s public reference room at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC, including us, at http://www.sec.gov. We maintain a website on the Internet at www.arganinc.com that includes access to financial data. Information on our website is not incorporated by reference into this Annual Report on Form 10-K. Copies of our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as our Proxy Statements, are available, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC, without charge and upon written request provided to our Corporate Secretary at Argan, Inc., One Church Street, Suite 201, Rockville, Maryland 20850.

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

This section of our Form 10-K Annual Report for the year ended January 31, 2020 (our “2020 Annual Report”) may include projections, assumptions and beliefs that are intended to be “forward looking statements.” They should be read in light of our cautionary statement regarding “forward looking statements” that is presented in Item 7 of our 2020 Annual Report.

Risks Related to Our Business

The completion of the TeesREP project may require the booking of additional contract losses.

Management expects that the forecasted costs for APC at the completion of the TeesREP project will exceed projected revenues by approximately $33.6 million. The entire amount of this loss was recorded and reflected in our consolidated financial statements for the year ended January 31, 2020.

In December 2019, APC and its customer, the engineering, procurement and construction services contractor on the TeesREP project, agreed to operational and commercial terms for the completion of the project. This framework generally addresses project schedule, payment terms, scope, performance guarantees and other terms and conditions for APC reaching substantial completion of its portion of the total project by mid-2020. The framework does not resolve significant past commercial differences which may have to be addressed through applicable dispute resolution mechanisms. It is not possible currently to predict precisely how, when and on what terms (if any) the past commercial differences will be resolved. Failure to negotiate the favorable resolution of the commercial differences may cause us to record additional losses on this project that may be material. Additional losses may also be incurred during the completion of the project due to a variety of possible causes including weather delays, work stoppages, the COVID-19 pandemic, productivity declines, construction schedule delays, the financial instability of our customer or other causes beyond the control of APC. Our failure to recover the unforeseen costs that may be incurred by us related to such events may result in our recording additional losses. In summary, until we have completed all activities on this project and have resolved all commercial differences with our customer, it is possible that we may be required to record additional losses related to this project that may be material to our future consolidated results of operations.

Future revenues and earnings are dependent on the awards of new EPC projects, the receipt of corresponding full notices-to-proceed and our ability to successfully complete the projects that we start.

The majority of the Company’s consolidated revenues related to performance by the power industry services segment which provided 57%, 76% and 91% of consolidated revenues for Fiscal 2020, 2019 and 2018, respectively. Due primarily to the favorable operating results of GPS, the major business component of this segment, we have generated consolidated net income for nine of the last ten years. Revenues for the power industry services reporting segment decreased from the prior year by 63% for Fiscal 2020 and 55% for Fiscal 2019. Fiscal 2020 operating results for this segment were adversely affected in a material manner by the contract loss incurred by our APC subsidiary in the UK and the delay in the project starts on EPC services contracts in the US. However, the aggregate amount of the rated output of electrical power for the five planned gas-fired power plants for which we had signed EPC services contracts as of January 31, 2020 was 5.8 gigawatts. Subsequently, GPS signed EPC services contracts for two additional natural gas-fired power plants which will provide an additional 1.6 gigawatts of electrical output. Our ability to achieve sustained profitable operations depends on many factors including the ability of the power industry services business to gain significant new EPC projects, to obtain the corresponding full notices-to-proceed and to complete its projects successfully.We have received a full notice to proceed for only one of these new EPC projects and there is always a possibility that one or more of the other projects will not be built. Should we fail to commence construction activities on some of these major projects during the year ending January 31, 2021 (“Fiscal 2021”), the growth in revenues and profits that we expect for Fiscal 2021 will be adversely affected.

Our dependence on a few customers could adversely affect us.

The size of the energy plant construction projects of our power industry services segment frequently results in a limited number of projects contributing a substantial portion of our consolidated revenues each year. For Fiscal 2020, the Company’s most significant customer relationships included two power industry service customers which together accounted for 37% of consolidated revenues. For Fiscal 2019, the Company’s most significant customer relationships included four power industry service customers which together accounted for 51% of consolidated revenues. For Fiscal 2018, the Company’s most significant customer relationships included four power industry service customers which together represented 84% of consolidated revenues. Should we fail to obtain the award of any one new major project that we expect, substantial portions of future consolidated revenues and profits may be adversely affected.

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

In accordance with the new accounting rules governing revenue recognition, we recognize substantial portions of our revenues over time as performance obligations are completed by us. In most cases, such progress will be measured in a manner similar to past accounting practices using a cost-to-cost method. This methodology allows us to recognize revenues over the life of a contract by comparing the amount of the costs incurred to date against the total amount of costs expected to be incurred, and using the resulting percentage to update the recorded amounts of project-to-date revenues. The effects on revenues of changes to the amounts of contract values and estimated costs typically will be recorded as catch-up adjustments when the amounts are known and can be reasonably estimated. These revisions can occur at any time and could be material. Given the uncertainties associated with the types of customer contracts that we are awarded, it is possible for contract values and actual costs to vary from estimates previously made, which may result in reductions or reversals of previously recorded revenues and profits.

Other areas requiring significant estimates by our management include:

•	the assessment of the value of goodwill and recoverability of other purchased intangible assets;
•	the determination of provisions for income taxes, the accounting for uncertain income tax positions and the establishment of valuation allowances associated with deferred income tax assets;
•	the determination of the fair value of stock-based incentive awards;
•	the identification of the primary beneficiary of entities in which we may have variable interests;
•	accruals for estimated liabilities, including warranties and losses and expenses related to legal matters; and
•	the initial valuation of assets acquired and liabilities assumed in connection with business combinations.

Our actual business and financial results could differ from our estimates, which may impact future profits.

Project backlog amounts may be uncertain indicators of future revenues as project realization may be subject to unexpected adjustments, delays and cancellations.

At January 31, 2020, the total value of our project backlog was $1.3 billion. Project cancellations or scope modifications may occur that could reduce the amount of our project backlog and the associated revenues and profits that we actually earn. Projects that are awarded to us may remain included in our backlog for extended periods of time as customers experience project delays. Should any unexpected delay, suspension or termination of the work under such contracts occur, our results of operations may be materially and adversely affected. For example, in March 2018, GPS entered into an EPC services contract to build a 500 MW natural gas-fired power plant that was added to project backlog. However, due to customer delays including a grid connection dispute, contract activities have not yet started. We cannot guarantee that revenues projected by us based on our project backlog at January 31, 2020 will be recognized or will result in profitable operating results.

If financing for new energy plants is unavailable or too expensive, construction of such plants may not occur.

Historically, natural gas-fired power plants have been constructed typically for large utility companies. To a large extent, the construction of new energy plants by us is performed for independent power producers. This type of project owner may be challenged in obtaining the equity financing necessary to commence the project. Accordingly, debt financing for the construction of new facilities may not be available or it may become cost prohibitive, thereby adversely affecting the likelihood that the planned projects will be built and jeopardizing potential sources of future revenues for us.

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

In the past, we have been successful in lending funds to single purpose entities formed to develop gas-fired power plants. Each successful involvement resulted in repayment of the loans to us and, more critically, the award to us of the EPC contacts for the construction of the corresponding plant. In addition, the completed development efforts resulted in our receipt of success fees. Other project development support efforts have not been successful, resulting in the write-off of loan and interest balances.

At present, we are supporting the development efforts for certain new gas-fired power plant projects including funding provided under development loans and other forms of credit support. There can be no assurances that we will benefit from the successful development of these projects or others that may arise in the future. The failure of owners to complete the development of power plants could result in the loss of future potential construction business and could result in write-off adjustments related to the balance of any project development costs or amounts lent or credit extended to potential project owners. Further, our failure to obtain the opportunity to support future power plant development projects and the potential to build the associated power plants could be detrimental to future growth. Large unfavorable adjustments related to current and/or future developmental projects could have a material adverse impact on our operating results for a future reporting period.

Future bonding requirements may adversely affect our ability to compete for new energy plant construction projects.

Our construction contracts frequently require that we obtain payment and performance bonds from surety companies on behalf of project owners as a condition to the contract award. Historically, we have had a strong bonding capacity. However, under standard terms, surety companies issue bonds on a project-by-project basis and can decline to issue bonds at any time or require the posting of additional collateral as a condition to issuing any bonds. Not all of our projects require bonding. As of January 31, 2020, the estimated value of future work covered by outstanding performance bonds was approximately $734 million. In addition, there were bonds outstanding in the aggregate amount of approximately $152 million covering other risks including our warranty obligations related to four EPC services projects substantially completed by GPS during Fiscal 2019.

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

Our results could be adversely affected by natural disasters or other catastrophic events.

Natural disasters, such as hurricanes, tornadoes, floods and other adverse weather and climate conditions; or other catastrophic events could disrupt our operations, or the operations of one or more of our vendors or customers. In particular, these types of events could shut-down our construction job sites or fabrication facilities for indefinite periods of time, break our product supply chain from the impacted region or could cause our customers to delay or cancel projects, which could impact our ability to operate. To the extent any of these events occur, our operations and financial results could be adversely affected.

Effects of the coronavirus (COVID-19) outbreak will adversely impact our business (see Note 19 to the accompanying financial statements for disclosure of subsequent events related to the outbreak).

Like many other companies, the coronavirus outbreak is impacting our supply chain. The Company and certain of its major original equipment manufacturers source certain supplies, materials and equipment from countries afflicted by the outbreak.  Production disruptions related to the spreading of this virus could impact our schedules, thereby affecting our ability to complete large fixed-price contract projects in accordance with original schedules. Now that the outbreak has become a global pandemic, it could further challenge our ability to conduct operations normally, especially at job sites where sustained labor productivity is essential to the achievement of successful projects. We have protections in our contracts with major customers that provide certain relief that helps to mitigate certain financial risks. The effectiveness of these protections may be limited by underlying issues and financial challenges at our customers. We are actively attempting to manage these various risks. However, due to the uncertainty regarding the duration and extent of the COVID-19 outbreak, the extent of the operational and financial impacts on the Company will depend on how long and how disperse the disruptions prove to be in a variety of areas, including the capital markets, the Company’s customers and supply chains, and the Company’s labor force. The current impacts of the outbreak on the Company’s businesses are not quantifiable at this time.

Risks Related to Our Market

Continued disruption of PJM’s Base Residual Auction schedule may delay the start of planned power projects.

PJM Interconnection LLC (“PJM”), founded in 1927, ensures the reliability of the high-voltage electric power system serving 65 million people in all or parts of Delaware, Illinois, Indiana, Kentucky, Maryland, Michigan, New Jersey, North Carolina, Ohio, Pennsylvania, Tennessee, Virginia, West Virginia and the District of Columbia. PJM coordinates and directs the operation of the region’s transmission grid; administers a competitive wholesale electricity market; and plans regional transmission expansion improvements to maintain grid reliability and relieve congestion. PJM operates a capacity market, called the Reliability Pricing Model (“RPM”), which is a process to ensure long-term grid reliability by securing the appropriate amount of power supply resources needed to meet predicted future energy demands. An RPM base residual auction for a particular delivery year is usually held during the month of May, three years prior to the actual delivery year.

The accuracy and viability of future power revenue forecasts by power plant operators and project owners depends, to a significant degree, on the amount of future capacity supply secured for a particular power source located within PJM’s region. For new power projects, lack of visibility regarding future capacity revenue streams complicates the search for equity and debt financing considerably. Most of our recently completed and awarded EPC service contracts relate to natural gas-fired power plants located in the PJM region.

In December 2019, the Federal Energy Regulatory Commission (“FERC”) voted to effectively raise the bids of subsidized resources selling their power into PJM’s wholesale capacity market. New resources receiving subsidies will now be subject to a rule which raises the price floor for those resources attempting to sell their power into the wholesale market. The move was intended to prevent potential unacceptable market distorting effects caused by state clean energy policies. Clean energy advocates and other market observers fear FERC's move will severely hinder incentives intended to bring new zero emissions resources online, while favoring incumbent fossil fuels. Pursuant to FERC’s requirements, PJM submitted its compliance filing with FERC on March 18, 2020, attempting to balance disparate stakeholder input. In the filing, PJM proposes to run the 2022/2023 delivery year auction six months after FERC approves its compliance filing, as long as the auction is concluded no later than March 2021, and to run subsequent auctions with as little as six months in between to help maintain an orderly process for each auction while working to return to a normal auction schedule. PJM had previously suspended all auction activities and deadlines relating to the RPM base residual auctions for the 2022/2023 and 2023/2024 electricity delivery years.

The uncertainty relating to PJM capacity auctions may continue to disrupt capital markets for project owners. The commencement of new EPC service power plant projects by us may be delayed until PJM receives FERC approval of new capacity auction bidding rules and definitive future capacity auction schedules are announced.

The decline in electricity capacity market prices may discourage future investment in new gas-fired power plant development.

The results for PJM’s most recent capacity auction (posted in May 2018) included a general clearing price that increased by more than 82% from the corresponding price in the previous year, but was still 15% below the price three years previous. With the exception of the most recent auction, decreased capacity pricing reflects increased participation by new generation capacity resources mostly represented by new or updated gas-fired power plants. The electricity generation units clearing the most recent auction did not include any new gas-fired power plants. If future capacity auction clearing prices were to resume their fall in the US, power plant developers may be discouraged from commencing the development and construction of new power plants which would adversely impact our business.

If the pace of future shutdown of existing coal-fired power plants slows or future policy changes encourage coal-fired and/or nuclear power-plant operations, the demand for our construction services could decline.

The overall growth of our power business has been substantially based on the number of combined cycle gas-fired power plants built by us, as many coal-fired plants have been shut down and the enthusiasm for nuclear-powered electricity generation has waned in the US. Over the last ten years, the electricity-generation capacity represented by coal-fired power plants in the US declined by approximately 30%. During 2019, power companies retired or converted roughly 15,100 megawatts (MW) of coal-fired electricity generation, enough to power about 15 million homes. That retirement capacity reduction was second only to the record 19,300 MW of capacity shut down in 2015. In 1990, coal-fired power plants accounted for about 52% of total electricity generation. By the end of 2019, coal accounted for less than 24% of total electricity generation. The use of coal as a power source has been adversely affected primarily by the inexpensive supply of natural gas. Most nuclear power plants were built before 1990. Nuclear energy’s share of total US electricity generation has held steady at about 20% since 1990. The future of nuclear power plant construction is clouded. The abandonment of the partially completed reactors at the V.C. Summer nuclear power generation plant in South Carolina was accompanied by the project owner’s announcement of a reluctance to saddle customers with increasing costs. Just two nuclear power plant reactors are under construction in the US today (the Vogtle plant units 3 and 4).

The pace of these changes has been energized by environmental activism, environmental regulations targeting coal-fired power plants and public fear of nuclear power plants. In the reference case of the Annual Energy Outlook 2020, the Energy Information Administration (“EIA”) predicts that coal-fired and nuclear power generation capacity will decline approximately 47% and 20% by 2050, respectively, and will represent only 14% and 13% shares of the electricity generation mix by 2050, respectively.

However, the policies and actions of the federal government may present risks to our power industry services business. The administration of President Trump may continue to reduce or eliminate environmental rules and regulations aimed at curbing greenhouse gas emissions and may support coal and nuclear-fired power plants for the sake of grid resilience. Should the federal government weaken or eliminate anti-pollution regulations or adopt policies that advance support for the operation of nuclear power plants, power plant operators may slow the rate of coal-fired and nuclear-powered electricity generation plant shutdowns, thereby reducing the number of future gas-fired power plant construction opportunities for us in the future.

Soft demand for electrical power may cause deterioration in our financial outlook.

During 2018 and for the first time in 12 years, the total annual amount of electricity generated by utility-scale facilities in the US surpassed the total amount generated in the peak power generation year of 2007 as the total amount of electricity generation was approximately 100.5% of the level for 2007. The recently published government reference-case outlook forecasts average increases to utility-scale electricity generation in the US of less than 1% per year through 2050.

However, for calendar year 2019, the total amount of electricity generated by utility-scale power plants declined by 1.3%. Prior to 2018, total electric power generation from all sources had decreased over three years. Power demand gains related to economic growth and population increases have been offset by the effects of private electricity generation and energy efficient devices. The largest share of electricity generation by utility-scale power sources in the US is fueled by natural gas. Further softening of future demand for electrical power in the US, which will likely occur in the near term due to adverse impacts of the COVID-19 outbreak, could result in the delay, curtailment or cancellation of future gas-fired power plant projects, thus decreasing the overall demand for our EPC services and adversely impacting the financial outlook for our power industry services business.

Intense global competition for engineering, procurement and construction contracts could reduce our market share.

The competitive landscape in the EPC services market for natural gas-fired power plants has changed significantly over the last few years. Several significant competitors announced their exit from the market for a variety of reasons. Others have announced intentions to avoid entering into fixed-price contracts citing the disproportionate financial risks born by contractors. However, the market remains dynamic, and competitors include, among others, Kiewit Corporation, Bechtel Corporation and Black & Veatch Corporation. These and other competitors are multibillion-dollar companies with thousands of employees. Competing effectively in our market requires substantial financial resources, the availability of skilled personnel and equipment when needed and the effective use of technology.

Competition places downward pressure on our contract prices and profit margins and may force us to accept contractual terms and conditions that are not normal or customary, thereby increasing the risk that we may incur losses on such contracts. Meaningful competition is expected to continue in our market, presenting us with significant challenges to our achieving strong growth rates and acceptable profit margins. If we are unable to meet these competitive challenges and start new projects that provide desirable margins, we could lose market share to our competitors, experience overall reductions in future revenues and profits or incur losses.

Our revenues and profitability may be adversely affected by a reduced level of activity in the hydrocarbon industry.

Changes in oil or natural gas prices or activities in the hydrocarbon industry could adversely affect the demand for our services. The vast new supplies of natural gas have caused, in part, low prices for natural gas in the US. Future predictions of power generation are based in large part on the belief that natural gas supplies will remain plentiful resulting in a relatively low and stable price for natural gas in the foreseeable future. However, future oil or natural gas prices that are too low may result in cutbacks in exploration, extraction and production activities which may lead to reductions in future supplies of natural gas.

Subsequent to January 31, 2020, the global price of oil became very unstable. In March 2020, the global price for a barrel of oil tumbled by 25% during one day, and the price in the US hit an 18-year low. The continuing oil price war between Saudi Arabia and Russia showed no signs of abating. A sustained depression in the price of oil may have the opposite effect on the future price of natural gas. The low price of oil could result in the curtailment of all drilling activities, thereby decreasing supplies of natural gas and increasing natural gas prices. A meaningful rise in natural gas prices, which could also be caused or exacerbated by the significant exporting of liquefied natural gas, may adversely impact the favorable economic factors for project owners as they consider the construction of natural gas-fired power plants in the future. Any reduction in the number of future power plant project construction or improvement opportunities could adversely affect our power industry service business.

In addition, certain of our existing customers have meaningful exposure to the oil business. Continued instability in the oil markets could negatively impact their businesses and associated liquidity and potentially result in an inability to pay monies owed to us.

The continuous rise in renewables could reduce the number of future gas-fired power plant projects.

The share of electricity generation in the US provided by utility-scale wind and solar photovoltaic facilities continues to gradually increase. Together, such power facilities provided approximately 9.6%, 9.9% and 10.8% of the total amount of electricity generated by utility-scale power facilities in 2017, 2018 and 2019, respectively. In EIA’s 2020 reference case, electricity generating capacity from wind and solar powered sources is expected to increase by more than 360%, representing over 30% of total capacity, by 2050. Impetus for this growth has been provided by various factors including laws and regulations that discourage new fossil-fuel burning power plants, environmental activism, income tax advantages that promote the growth of wind and solar power, the decline in the amount of renewable power plant component and power storage costs and the increase in the scale of energy storage capacity. Should the pace of development for renewable energy facilities, including wind and solar power plants, accelerate at faster rates than forecast, the number of future natural gas-fired construction project opportunities for us may fall. We have successfully built utility-scale wind and solar farms in the past, and we have renewed the pursuit of such projects as a core business development focus. Failure to obtain future awards for the erection of wind and solar-powered utility-scale power projects could have adverse effects on our future revenues, profits and cash flows.

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

Further, the ultimate impacts of the UK’s exit from the European Economic Union (“Brexit”) on the economies of the UK and the Republic of Ireland and the stability of their currencies are currently unknown.

Our level of exposure to these risks will vary on each significant project we perform there, depending on the location and the particular stage of the project. To the extent that our international business is affected by unexpected and adverse foreign economic changes, including trade retaliation from certain countries, we may experience project disruptions and losses which could significantly reduce our consolidated revenues and profits, or cause losses at the consolidated level.

Risks Related to the Regulatory Environment

Future construction projects may depend on the continuing acceptability of the hydraulic fracturing process in certain states.

The viability of the gas-fired power plants that we build is based substantially on the availability of inexpensive natural gas supplies provided through the use of hydraulic fracturing (“fracking”) combined with horizontal drilling techniques. Certain technological advancements led to the widespread use of fracking and horizontal drilling enabling drillers to reach natural gas and oil deposits previously trapped within shale rock formations deep under the earth’s surface. The access to new oil and gas reserves are transforming the oil and gas industry in the US. In particular, the new supplies of natural gas have lowered the price of natural gas in the US and reduced its volatility, making the operation of natural gas-fired power plants more economically appealing. However, the process of fracking uses large volumes of highly pressurized water to break-up the shale rock formations and to free the trapped natural gas and oil. This process is controversial due to concerns about the disposal of the waste water, the possible contamination of nearby water supplies and the risk of potential seismic events.

As a result, not all states permit the use of fracking. In addition, contenders for the Democratic Presidential nomination in 2020 threatened that the practice would be further limited or suspended across the country. Should future evidence confirm the concerns, should a major contamination or seismic episode occur in the future or should the political control of the White House change in 2020, the use of fracking may be suspended, limited, or curtailed by state and/or federal authorities. As a result, the supply of inexpensive natural gas may not be available in the future and the economic viability of gas-fired power plants may be jeopardized. A reduction in the pace of the construction of new gas-fired power plants would have a significantly adverse effect on our future operating results.

We may be affected by regulatory responses to the fear of climate change.

Growing concerns about climate change caused by greenhouse gas emissions may result in the imposition of additional environmental regulations on the operators of fossil-fuel burning power plants. Legislation, international protocols or new regulations and other restrictions on emissions promulgated by government agencies could affect those entities, including our customers in some cases, who are involved in the exploration, production or refining of fossil fuels or emit greenhouse gases through the combustion of fossil fuels. Concerns about global warming, climate change and other conditions provided motivation for the Green New Deal Resolution promoted by progressive members of the US Congress which is supported by numerous environmental groups. The plan pushes for transitioning the US to use 100% renewable, zero-emission energy sources and implementing the “social cost of carbon” within 10 years.

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

The commencement and/or execution of the types of projects performed by our power industry services reporting segment are subject to numerous regulatory permitting processes. Applications for the variety of clean air, water purity and construction permits may be opposed by individuals or environmental groups, resulting in delays and possible denial of the permits. There are no assurances that our project owner customers will obtain the necessary permits for these projects, or that the necessary permits will be obtained in order to allow construction work to proceed as scheduled. Failure to commence or complete construction work as anticipated could have material adverse impacts on our future revenues, profits and cash flows.

The viability of new natural gas-fired power plants depends on the availability of nearby sources of natural gas for fuel which may require the construction of new pipelines for the delivery of gas to a power plant location. A planned plant may also depend on the erection of transmission lines for the delivery of the newly generated electricity to the grid. Concerns about climate change have also resulted in increased environmental activism that represents opposition to the regulatory approval of any fossil-fuel energy project. Approval delays and public opposition to new oil and gas pipelines have become major potential hurdles for the developers of gas-fired power plants and other fossil fuel facilities. The slowdown in permitting processes is due, at least in part, to the increase in environmental activism that garners media attention and fosters public skepticism about new projects. In particular, pipeline projects are delayed by onsite protest demonstrations, indecision by local officials and lawsuits. Approval difficulties may jeopardize projects that are needed to bring supplies of natural gas to proposed gas-fired power plant sites or electricity to the grid thereby increasing the risk of gas-fired power plant delays or cancellations.

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

The performance of certain large-scale construction contracts results in the hiring of employees represented by labor unions. We do make sincere efforts to maintain favorable relationships and conduct good-faith negotiations with union officials. However, there can be no assurances that such efforts will eliminate the possibilities of unfavorable conflicts in the future. A lengthy strike or the occurrence of other work stoppages or slowdowns at any of our current or future construction project sites could have an adverse effect on us, resulting in cost overruns and schedule delays that could be significant. In addition, it is possible that labor incidents result in negative publicity for us thereby damaging our business reputation and perhaps harming our prospects for the receipt of future construction contract awards in certain locales.

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

Factors that could result in contract cost overruns, project delays or other problems for us may include:

•	delays in the scheduled deliveries of machinery and equipment ordered by us or a project owner;
•	difficulties or delays in our obtaining permits, rights of way or approvals;
•	unanticipated technical problems, including design or engineering issues;
•	inadequate project execution tools for recording, tracking, forecasting and controlling future costs and schedules;
•	unforeseen increases in the costs of labor, warranties, raw materials, components or equipment, or our failure or inability to obtain resources when needed;
•	reliance on historical cost and/or execution data that is not representative of current conditions;
•	delays or productivity issues caused by weather conditions, or other forces majeure (i.e., pandemics);
•	incorrect assumptions related to labor productivity, scheduling estimates or future economic conditions, including the impacts of inflation on fixed-price contracts; and
•	modifications to projects that create unanticipated costs or delays.

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

Our work on the TeesREP project in the UK has been performed primarily pursuant to a fixed-price subcontract. Based on the completed analyses that have been updated multiple times through Fiscal 2020, management expects that the forecasted costs for APC at contract completion will exceed projected revenues by approximately $33.6 million. The entire amount of this loss was recorded and is reflected in our operating results for Fiscal 2020. However, as stated above, it is reasonably possible that unforeseen future difficulties on this project resulting in costs that cannot be recovered from the customer will cause us to record additional loss related to this project in the future.

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

We build large and complex energy plants where design, construction or systems failures can result in substantial injury or damage to third parties. In addition, the nature of our business results in project owners, subcontractors and vendors occasionally presenting claims against us for recovery of costs that they incurred in excess of what they expected to incur, or for which they believe they are not contractually liable. In other cases, project owners may withhold retention and/or contract payments, for which they believe they do not contractually owe us or based on their interpretation of the contract, or even terminate the contract. We have been, are, and may be in the future, named as a defendant in legal proceedings where parties may allege breach of contract and seek recovery for damages or other remedies with respect to our projects or other matters (see Legal Proceedings in Item 3 below for allegations made against us). These legal matters generally arise in the normal course of our business. In addition, from time to time, we and/or certain of our current or former directors, officers or employees may be named as parties to other types of lawsuits.

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

Our failure to recover adequately on contract variations submitted to project owners could have a material effect on our financial results.

We may submit contract variations to project owners for additional costs exceeding the contract price or for amounts not included in the original contract price. For example, in January 2019, we filed a lawsuit against a project owner for breach of contract and failure to remedy various conditions which negatively affected the schedule and costs associated with the construction of a gas-fired power plant. APC has submitted a number of meaningful contract variation requests to its customer on the TeesREP project. Both of these matters remained unresolved at January 31, 2020. These variations occur due to matters such as owner-caused delays or changes from the initial project scope, both of which may result in additional costs. At times, contract variation submissions can be the subject of lengthy arbitration or litigation proceedings, and it is difficult to accurately predict when these differences will be fully resolved. When these types of events occur and unresolved matters are pending, we have used existing liquidity to cover cost overruns pending their resolution. The aggregate amount of contract variations included in the transaction prices that were used to determine project-to-date revenues for all of our projects at January 31, 2020 was $20.6 million. A failure to promptly recover on these types of customer submissions could have a negative impact on our liquidity and profitability in the future.

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

We often work on large-scale and complex projects, sometimes in geographically remote locations. Our project sites can place our employees and others near large and/or mechanized equipment, high voltage electrical equipment, moving vehicles, dangerous processes or highly regulated materials, and in challenging environments. Safety is a primary focus of our business and is critical to our reputation. Often, we are responsible for safety on the project sites where we work. Many of our customers require that we meet certain safety criteria to be eligible to bid on contracts. Further, regulatory changes implemented by OSHA or similar government agencies could impose additional costs on us. We maintain programs with the primary purpose of implementing effective health, safety and environmental procedures throughout our Company. If we fail to implement appropriate safety procedures and/or if our procedures fail, our employees or others may suffer injuries. The failure to comply with such procedures, client contracts or applicable regulations could subject us to losses and liability, and adversely impact our ability to obtain projects in the future. Our OSHA reportable incident rates, weighted by hours worked for all of our subsidiaries, were 0.40 and 0.54 for calendar 2019 and 2018, respectively. Our actual rates were significantly better than the national averages in our industry (NAICS - 2379) for those years.

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

In general, we keep each of our subsidiary operations separate and distinct. However, we do integrate certain aspects to drive synergies and cost reductions. In the future, we may not be able to successfully integrate such acquired companies with our other operations without substantial costs, delays or other operational or financial problems including:

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

As discussed in Note 7 to the accompanying consolidated financial statements, circumstances have caused us to record impairment losses related to the goodwill of TRC during the last three fiscal years in the aggregate amount of $4.9 million, and related to the goodwill of APC in the amount of $2.1 million during Fiscal 2020. Since Fiscal 2016, the year that both APC and TRC were acquired, we have recorded impairment losses representing 34% of the goodwill amount originally established for TRC and 100% of the original amount of goodwill related to APC. The continuing inability of either TRC or APC to achieve sustained profitable operating results will adversely affect our future consolidated operating results, including gross profits, gross profit percentages and cash flows from operations and, in the case of TRC, may result in additional goodwill impairment losses.

If one of our acquired companies suffers performance problems, the reputation of our Company could be materially and adversely affected. Future acquisitions could result in issuances of equity securities that would reduce our stockholders’ ownership interests, the issuance of sizable amounts of debt and the incurrence of contingent liabilities. In summary, integrating acquired companies involves a number of special risks. Our failure to overcome such risks could materially and adversely affect our business, financial condition and future results of operations. Further, we may conclude that the divestiture of a troubled business will satisfy the best interests of our stockholders. Any divesting transaction could result in a material loss for us.

Our failure to protect our management information systems against security breaches could adversely affect our business and results of operations.

Our computer systems face the threat of unauthorized access, computer hackers, viruses, malicious code, cyberattacks, phishing and other security incursions and system disruptions, including attempts to improperly access our confidential and proprietary information as well as the confidential and proprietary information of our customers and other business partners. A party who circumvents our security measures, or those of our clients, contractors or other vendors, could misappropriate confidential or proprietary information, improperly manipulate data, or cause damage or interruptions to systems.

Various privacy and security laws in the US and abroad, including the General Data Protection Regulation (“GDPR”) in the European Union (the “EU”), require us to protect sensitive and confidential information and data from disclosure and we are bound by our client and other contracts, as well as our own business practices, to protect confidential and proprietary information and data (whether it be ours or a third party’s information entrusted to us) from unauthorized disclosure. We believe that we have deployed industry-accepted security measures and technology to securely maintain confidential and proprietary information retained within our information systems, including compliance with GDPR, specifically at APC. However, these measures and technology may not adequately prevent unanticipated security breaches. There can be no assurance that our efforts will prevent these threats. Further, as these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against such threats. We do believe that our business represents a low value target for cyberterrorists as we are not a company in the high technology space and we do not maintain large files of sensitive or confidential personal information. However, we do maintain a cybersecurity insurance policy to help protect ourselves from various types of losses relating to computer security breaches.

We are fortunate to report that we are unaware of any meaningful security breaches at any of our business locations. Nonetheless, any significant breach of our information security could damage our reputation, result in litigation and/or regulatory fines and penalties, or have other material adverse effects on our business, financial condition, results of operations or cash flows.

Should our management information systems become unavailable for any significant period of time, our business could be harmed.

The efficient operation of our business is dependent on computer hardware and software systems. We are heavily reliant on computer, information and communications technology and related systems, some of which are hosted by third party providers, in order to operate effectively. We may experience system availability disruptions that may or may not occur as the result of planned procedures. Unplanned interruptions may include natural disasters, power loss, telecommunications failures, acts of terrorism, computer viruses, physical or electronic break-ins and similar cybersecurity intrusions as discussed above. Any of these or other events could delay or prevent necessary operations (including the processing of transactions and the reporting of financial results). While we believe that our reasonable safeguards will protect us from serious disruptions in the availability of our information technology assets, these safeguards may not be sufficient. We may also be required to expend significant resources to protect against or alleviate damage caused by systems interruptions and delays.

We do evaluate the need to upgrade and/or replace our systems and network infrastructure to protect our computing environment, to stay current on vendor-supported products, to improve the efficiency of our systems and for other business reasons. The implementation of new systems and information technology could adversely impact our operations by imposing substantial capital expenditures, demands on management time and risks of delays or difficulties in transitioning to new systems. The unavailability of the information systems or the failure of the systems to perform as anticipated for any reason could disrupt our business and could result in decreased performance and increased overhead costs, causing our business to suffer. Any significant interruption or failure of our information systems could disrupt the conduct of our business in a meaningful manner, possibly causing material adverse effects on our business, financial condition, results of operations or cash flows.

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

We are periodically audited by income tax authorities. Currently, the Internal Revenue Service (the “IRS”) is conducting examinations of the amendments to our federal consolidated tax returns for Fiscal 2016 and Fiscal 2017 with a focus on the significant amounts of research and development credits claimed by us in the amended income tax returns for each year. During Fiscal 2019, we completed a detailed review of the activities of our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits that may be available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in our operating results for any prior year reporting period. We recorded an aggregate income tax benefit in the amount of $16.6 million related to the research and development credits during Fiscal 2019.

We evaluate our income tax positions using the more-likely-than-not threshold in order to determine the amount of benefit to be recognized. We do not anticipate any significant changes to the income tax benefit recorded; however, the IRS is conducting examinations, as noted above, and, if previously recognized tax positions no longer meet the more-likely-than-not threshold, the related benefit amounts will be derecognized in the first financial reporting period in which that threshold is no longer met, which could materially and adversely affect our future financial condition and operating results.

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

Revenues, costs and earnings of foreign subsidiaries with functional currencies other than the US dollar are translated into dollars for consolidated reporting purposes. Our monetary assets and liabilities denominated in foreign currencies are subject to currency fluctuations when measured period to period for financial reporting purposes. In addition, the US dollar value of APC’s project backlog may from time to time increase or decrease due to foreign currency volatility. The future amounts of revenues and earnings of foreign subsidiaries could be affected by foreign currency volatility. If the dollar depreciates against a foreign subsidiary’s non-US dollar functional currency, we will report greater consolidated revenues, earnings, net assets and backlog amounts in dollars than we would if the dollar appreciates against the same foreign currency or if there is no change in the exchange rate. During Fiscal 2020, the US dollar appreciated against the Euro, which is the functional currency of APC. There can be no assurance that the dollar will not appreciate against the Euro to a greater extent in future reporting periods which would reduce the amounts of APC’s revenues, earnings and net assets included in our consolidated financial statements, and the reported amount of our project backlog.

A weaker British pound compared to the US dollar during a reporting period causes local currency results of our UK contracts, denominated in the British pound, to be translated into fewer dollars. Despite Brexit fears, the British pound strengthened against the Euro and depreciated only slightly against the US dollar during Fiscal 2020. Future volatility in exchange rates may occur as the UK exits from the EU. In the longer term, any impact from Brexit on our international operations will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations and could adversely affect our results of operations.

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

During Fiscal 2020, we reached agreement with William F. Griffin, the co-founder of GPS, on the terms of the change in his role from Chief Executive Officer to Non-Executive Chairman of GPS, effective November 15, 2019. The change in Mr. Griffin’s role was an important step in the leadership transition that was planned to occur at GPS.

Its Co-Presidents, Charles Collins IV and Terrence Trebilcock, have assumed policy-making leadership roles at GPS and are now included among our named executive officers. Mr. Griffin will continue to advise, to mentor, to support, and to engage in various key activities at GPS as needed. The change in role allowed Mr. Griffin to provide valuable guidance to APC’s management on the TeesREP project and other matters. In addition, Mr. Griffin remains a key contributing member of our Board of Directors. We believe that our future success is substantially dependent on the continued service and performance of the members of our current executive team and the senior management members of our businesses, including Messrs. Griffin, Collins and Trebilcock, and John Roberts, the chief executive officer and founder of TRC.

Undoubtedly, unforeseen future changes in our management will occur. Therefore, we cannot be certain that any key executive or manager will continue in such capacity while performing at a high level for any particular period of time, nor can we be certain that events will permit us to complete smooth management transitions should they occur. Our ability to operate productively and profitably, particularly in the power industry, may be limited by the sudden loss of key personnel or our inability to attract, employ, retain and train skilled personnel necessary to meet our future requirements. We cannot be certain that we will be able to maintain experienced management teams and adequately skilled groups of employees necessary to execute our long-term construction contracts successfully and to support our future growth strategy. The loss of key personnel, the inability to complete management transitions without significant loss of effectiveness, or the inability to hire and retain qualified employees in the future could negatively impact our ability to manage our business in the future.

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

Future stock option exercises and restricted stock issuances may dilute the ownership of the Company’s current stockholders.

As of January 31, 2020, the closing market price for a share of our common stock was $42.11. The average of the monthly closing prices for our common stock for Fiscal 2020 was $42.79 per share. During Fiscal 2020, the exercise of stock options by our employees and directors resulted in the issuance of 61,100 shares of our common stock at a weighted average purchase price of $26.67 per share. As of January 31, 2020, there were outstanding options to purchase 1,271,000 shares of our common stock at a weighted average purchase price of $44.83 per share, including 420,000 shares related to in-the-money exercisable stock options with a weighted average purchase price of $31.14 per share. Future exercises of options to purchase shares of common stock at prices below prevailing market prices may result in ownership dilution for current stockholders.

Further, in April 2019 and 2018, we awarded performance-based restricted stock units to two senior executives covering up to 36,000 shares of common stock at each date plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions will depend on the total shareholder return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods.

Our officers, directors and certain unaffiliated stockholders have substantial control over the Company.

As of January 31, 2020, our executive officers and directors as a group owned approximately 8.2% of our voting shares including an aggregate of 546,328 shares of common stock that may be purchased upon the exercise of stock options held by our executive officers and directors (and deemed exercisable at January 31, 2020), a total of 327,411 shares of common stock beneficially owned by Rainer H. Bosselmann (our chairman of the board and chief executive officer) and a total of 286,150 shares beneficially owned by William F. Griffin, (a co-founder of GPS and member of our board of directors). An additional 1.8% of the outstanding shares are controlled by Allen & Company entities (“Allen”). One of our independent directors is an officer of Allen. In addition, five other stockholders owned approximately 40.4% of our shares in total as of December 31, 2019. These groups of stockholders may have significant influence over corporate actions such as the election of directors, amendments to our certificate of incorporation, the consummation of any merger, the sale of all or substantially all of our assets or other actions requiring stockholder approval.

We may not pay cash dividends in the future.

Our board of directors evaluates our ongoing operational and financial performance in order to determine what role strategically aligned dividends should play in creating shareholder value. We paid four regular quarterly dividends of $0.25 per share for a total of $1.00 per share during Fiscal 2020 and 2019, a regular dividend of $1.00 per share during Fiscal 2018, regular and special cash dividends of $0.70 and $0.30 per share, respectively, for a total of $1.00 per share during Fiscal 2017, a regular cash dividend in the amount of $0.70 per share during Fiscal 2016, and we paid special cash dividends during earlier years. However, there can be no assurance that the evaluations of our board of directors will result in the payment of cash dividends in the future.

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

TRC leases an 18.77-acre industrial facility (79,774 square feet) in Winterville, North Carolina under a lease agreement expiring in April 30, 2021. We expect to extend the term of this lease further on commercially acceptable terms prior to its current expiration date. The facility consists of three fabrication and warehouse buildings totaling 60,356 square feet, a 9,700 square foot maintenance shop, an office building (7,793 square feet) and a 1,925 square foot modular office building. The lessor of this arrangement is the founder and current chief executive officer of TRC, John Roberts. Effective April 1, 2016, based on third party market rent valuations, rent was set at $300,000 per annum payable in equal quarterly installments. TRC is responsible for normal repairs and maintenance, property taxes, utilities and insurance. TRC also owns and occupies a one-story industrial fabrication and warehouse facility (90,000 square feet) containing approximately 5,400 square feet of office space and the underlying land (12.16 acres) in the City of Winterville, Pitt County, North Carolina.

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

SMC is located in Tracys Landing, Maryland, occupying facilities under a lease that expired on December 31, 2019. We are negotiating the extension of the term of this lease on commercially acceptable terms while we continue to occupy the facilities on amicable terms. The SMC facility includes approximately four acres of land, a 2,400 square foot maintenance facility and approximately 3,900 square feet of office space. SMC also uses a nearby fenced-in storage lot and office structure under an operating lease with a 5-year term that expires on January 31, 2023 and with options to extend for five additional 2-year terms.

We consider the Company’s owned and leased properties to be sufficient for continuation of our operations for the foreseeable future without significant excess space. Our operations in the field may require us to occupy additional facilities for project support, staging or on customer premises or job sites. Accordingly, we may rent local office space, construction offices on or near job sites, storage yards for equipment and materials and temporary housing units; all under arrangements that are temporary or short-term in nature. These costs are expensed as incurred and are included substantially in the cost of revenues.

ITEM 3. LEGAL PROCEEDINGS.

Included below and in Note 11 to the accompanying consolidated financial statements included in Item 8 of Part II of this Annual Report on Form 10-K are discussions of the specific significant legal proceedings active at January 31, 2020. In the normal course of business, the Company may have other pending claims and legal proceedings. It is our opinion, based on information available at this time, that any other current claim or proceeding will not have a material adverse effect on our consolidated financial statements.

In January 2019, GPS sued Exelon West Medway II, LLC and Exelon Generation Company, LLC (collectively “Exelon”) for Exelon’s breach of contract and failure to remedy various events which negatively impacted the schedule and costs of the Exelon West Medway II Facility, resulting in Exelon receiving the benefits of the construction efforts of GPS and the corresponding progress on the project without making payments for the value received. On March 7, 2019, Exelon notified us of its termination of the EPC services contract with GPS on the Exelon West Medway II Facility, asserting that GPS had breached a number of its obligations under the contract and was in default. Exelon has also withheld payments of amounts billed on invoices rendered to Exelon in accordance with the terms of the EPC contract between the parties. At that time, the project was nearly complete and all units had reached first fire. GPS will vigorously assert its rights and claims in order to recover its lost value and to collect any remaining monies owed, and it will defend itself against the allegations of Exelon that GPS did not perform in accordance with the contract. During Fiscal 2020, most of the litigation activities have focused on pre-trial preparations by the legal teams. All discovery is currently scheduled to close on April 30, 2020.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock trade under the symbol AGX on the NYSE stock exchange. As of April 9, 2019, we had approximately 62 stockholders of record.

During the fiscal years ended January 31, 2020 and 2019, our board of directors declared and paid regular quarterly cash dividends of $0.25 per share, totaling $1.00 per share for each year.

Prior to November 2011, we did not pay cash dividends on our common stock, choosing to retain earnings in order to finance the development and expansion of our business. Subsequently, the confidence of the members of our board of directors in the strength of GPS resulted in the payment of special cash dividends to stockholders of $0.70 per share in November 2014, $0.75 per share in November 2013, $0.60 per share in November 2012 and $0.50 per share in November 2011. Beginning in November 2015, our board of directors declared a regular cash dividend to stockholders of $0.70 per share reflecting increased confidence and a commitment to paying dividends into the future. In October 2016, our board of directors declared regular and special cash dividends of $0.70 and $0.30 per share, respectively, for a total of $1.00 per share. In September 2017, our board of directors declared a regular cash dividend of $1.00 per share and announced its intention to maintain a regular quarterly dividend going forward.

Each year, our board of directors intends to evaluate the Company’s ongoing operational and financial performance in determining the amount of the regular dividend. There can be no assurance that these evaluations will result in the payment of cash dividends in the future.

Common Stock Price Performance Graph

The graph presented below compares the percentage change in the cumulative total stockholder return on our common stock for the last five years with the S&P 500, a broad market index, and the Dow Jones US Heavy Construction TSM Index, a group index of companies where their focus is limited primarily to heavy civil construction. The returns are calculated assuming that an investment with a value of $100 was made in our common stock and in each index at January 31, 2015, and that all dividends were reinvested in additional shares of common stock. The graph lines merely connect the measuring dates and do not reflect fluctuations between those dates. The stock performance shown on the graph is not intended to be indicative of future stock performance.

	Years Ended January 31,
	2015	2016	2017	2018	2019	2020
Argan, Inc.	100.00	101.01	251.83	151.12	150.06	153.21
S&P 500	100.00	99.33	119.24	150.73	147.24	179.17
Dow Jones US Heavy Civil Construction TSM	100.00	92.93	133.02	145.69	114.42	131.91

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

We may make awards under the Stock Plan to officers, directors and key employees. Awards may include incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), and restricted or unrestricted stock. ISOs granted under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value per share at the date of grant and typically have a five to ten-year term. NSOs may be granted at an exercise price per share that differs from the common stock’s market value per share at the date of grant, may have up to a ten-year term, and may become exercisable as determined by our board of directors. Commencing in January 2018, all new stock option awards become fully exercisable three years from the date of grant under three-year ratable vesting schedules. Previously, our stock options were awarded typically with one-year vesting schedules.

The following table sets forth certain information, as of January 31, 2020, concerning securities authorized for issuance under options to purchase our common stock.

	Number of Securities Issuable under Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance (1)
Equity Compensation Plans Approved by the Stockholders (2)	1,271,567	$44.83	381,833
Equity Compensation Plans Not Approved by the Stockholders	—	—	—
Totals	1,271,567	$44.83	381,833

(1)	Represents the number of shares of common stock reserved for future awards; excludes the number of securities reflected in the first column.
(2)	Approved plans include the Company’s 2011 Stock Plan, and a predecessor plan that expired in 2011.

In April 2019 and 2018 and pursuant to terms of the Stock Plan, we awarded performance-based restricted stock units to two senior executives covering up to 36,000 shares of common stock for each year plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions depends on the total shareholder return performance of our common stock measured against the performance of a peer-group of common stocks over three-year periods.

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

	For the Years Ended January 31,
	2020	2019	2018	2017	2016
Statement of Earnings Data
Revenues	$238,997	$482,153	$892,815	$675,047	$413,275
Gross (loss) profit	(6,820)	82,438	149,325	146,711	99,465
Gross (loss) profit %	(2.9)%	17.1%	16.7%	21.7%	24.1%

(Loss) income from operations	$(55,840)	$40,237	$106,977	$112,254	$74,405
Net (loss) income	(40,712)	51,869	72,346	77,426	50,204
Net (loss) income attributable to our stockholders (1)	(42,689)	52,036	72,011	70,328	36,345

(Loss) income per share attributable to our stockholders
Basic	$(2.73)	$3.34	$4.64	$4.67	$2.46
Diluted	(2.73)	3.32	4.56	4.50	2.42
Cash dividends per share	1.00	1.00	1.00	1.00	0.70

	As of January 31,
	2020	2019	2018	2017	2016
Balance Sheet Data (2)
Total assets	$487,540	$476,648	$542,669	$644,488	$409,791
Total liabilities	146,510	82,276	184,541	351,919	187,936
Total equity	341,030	394,372	358,128	292,569	221,855

Other Data
Project backlog	$1,333,776	$1,093,960	$379,486	$1,010,772	$1,162,569
Number of employees	1,154	1,487	1,552	1,286	1,188

(1)	For the years ended January 31, 2020, 2019, 2018, 2017 and 2016, the amounts of net income (loss) attributable to non-controlling interests were $2.0 million, $(0.2) million, $0.3 million, $7.1 million and $13.9 million, respectively (see Note 3 to our accompanying consolidated financial statements).
(2)	During the five-year period ended January 31, 2020, we did not have any long-term obligations or redeemable preferred stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion summarizes the financial position of Argan, Inc. and its subsidiaries as of January 31, 2020, and the results of their operations for Fiscal 2020 and Fiscal 2019, and should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in Item 8 of this Annual Report on Form 10-K (the “2020 Annual Report”).

Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in the Company’s Annual Report on Form 10-K for the year ended January 31, 2019, that was filed with the SEC on April 10, 2019, for a discussion of financial trends, variance drivers and other significant matters for Fiscal 2019 as compared to Fiscal 2018.

Cautionary Statement Regarding Forward Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for certain forward-looking statements. We have made statements in this Item 7 and elsewhere in this Annual Report on Form 10-K that may constitute “forward-looking statements.” The words “believe,” “expect,” “anticipate,” “plan,” “intend,” “foresee,” “should,” “would,” “could,” or other similar expressions are intended to identify forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we anticipate. All comments concerning our expectations for future revenues and operating results are based on our forecasts for existing operations and do not include the potential impact of any future acquisitions. Our forward-looking statements, by their nature, involve significant risks and uncertainties (some of which are beyond our control) and assumptions. They are subject to change based upon various factors including, but not limited to, the risks and uncertainties described in Item 1A of this Annual Report on Form 10-K. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business Description

Argan is a holding company that conducts operations through its wholly-owned subsidiaries, GPS, APC, SMC and TRC. Through GPS and APC, we provide a full range of engineering, procurement, construction, commissioning, operations management, maintenance, development, technical and consulting services to the power generation markets, including the renewable energy sector, for a wide range of customers, including independent power project owners, public utilities, equipment suppliers and global energy plant construction firms. GPS and APC represent our power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeast region of the US and that are based on its expertise in producing, delivering and installing fabricated steel components such as pressure vessels and piping systems. Through SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

We may make additional acquisitions of and/or investments in companies with potential for profitable growth that reflect more than one industrial focus. We expect that they will be held in separate subsidiaries that will be operated in a manner that best provides value for our stockholders.

Overview

Operating Results

Consolidated revenues for Fiscal 2020 were $239.0 million, which represented a decline of $243.2 million from consolidated revenues of $482.2 million reported for Fiscal 2019. As GPS has prepared to proceed fully with new projects, its revenues have remained at a low level. However, the increasing construction activities for the Guernsey Power Station should result in improved revenues over the coming year. The revenues of the power industry services segment represented 56.8% of consolidated revenues for Fiscal 2020; for Fiscal 2019, the percentage share of consolidated revenues represented by this reportable segment was 76.3%.

The industrial services business of TRC reported revenues of $94.7 million for Fiscal 2020. This amount represented a decrease of $7.0 million, or 6.9%, from revenues reported by TRC for Fiscal 2019. Revenues provided by this reportable business segment represented 39.6% and 21.1% of corresponding consolidated revenues for Fiscal 2020 and Fiscal 2019, respectively.

The significant contract loss incurred in Fiscal 2020 by APC in the amount of $33.6 million, primarily recognized in the first quarter, caused us to report a consolidated gross loss of $6.8 million for the year (see an expanded discussion of the contract loss below). The contract loss prompted us to record an impairment loss related to the goodwill of APC in the amount of $2.1 million during the first quarter as well. In addition, primarily due to reductions in the amounts of forecasted future revenues, we determined a goodwill impairment loss related to TRC in the amount of $2.8 million, which was recorded in the last quarter of Fiscal 2020. Selling, general and administrative expenses rose by 8.4%, to $44.1 million for Fiscal 2020 from an expenses amount of $40.7 million for Fiscal 2019, primarily due to the cost of maintaining core GPS staff whose time is typically charged to projects. Included in other income for Fiscal 2020, we recorded investment income of $5.0 million, which represented a decline from the amount earned last year, $5.9 million, as investment balances were reduced during Fiscal 2020. Financial results for Fiscal 2020 also reflected net income attributable to non-controlling interests in the amount of approximately $2.0 million.

The consolidated income tax benefit of $7.1 million for Fiscal 2020 reflects substantially the favorable estimated tax impact of a bad debt loss on certain loans made to APC by Argan, which were determined to be uncollectible during the year. On the other hand, we have not recorded any income tax benefit for the Fiscal 2020 operating loss of APC’s subsidiary in the UK due to our expectation at this time that only a minimal portion of the benefit will be utilized in future years. For Fiscal 2019, our consolidated income tax benefit of $4.7 million reflected the favorable impact of the research and development tax credits recorded last year as discussed below.

During Fiscal 2019, we completed a detailed review of the activities performed by our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits that may be available to reduce prior year income taxes. Based on the results of the study, we identified and estimated significant amounts of income tax benefits that had not previously been recognized in our financial results for any prior year reporting period. Accordingly, the income tax benefits associated with research and development activities conducted in prior years and recorded in Fiscal 2019 totaled $16.6 million.

Due substantially to the sharply reduced level of revenues reported for Fiscal 2020, the APC contract loss and the goodwill impairment losses that are identified above, we incurred a consolidated loss before income tax benefit of $47.8 million for Fiscal 2020. The net loss attributable to our stockholders of $42.7 million, or $(2.73) per share of our common stock, reflected the favorable income tax benefit of the bad debt deduction. For Fiscal 2019, we reported consolidated income before income taxes of $47.2 million, and net income attributable to our stockholders in the amount of $52.0 million, or $3.32 per diluted share, which reflected the favorable income tax benefit of the research and development credits recorded last year.

The Tees Renewable Energy Plant (“TeesREP”)

Events related to the subcontracted efforts of APC to erect the biomass-fired boiler for the TeesREP project were significant to the operating results and changes in financial position during Fiscal 2020.

Last year, we disclosed that APC had encountered significant operational and contractual challenges in completing this power-plant boiler construction project, and that the consolidated operating results for Fiscal 2019 reflected unfavorable gross profit adjustments related to the TeesREP project, which is located in Teesside, England. The disclosure explained that the project progress was behind the schedule originally established for the job and warned that the project may continue to impact the Company’s consolidated operating results negatively until it reaches completion.

In fact, during Fiscal 2020, APC’s estimates of the unfavorable financial impacts of the unique and numerous difficulties on this project escalated substantially. APC conducted multiple comprehensive reviews of the remaining contract work, prepared updated timelines for the completion of the project and assessed other factors, such as worker productivity metrics. Currently, we estimate that the forecasted costs to perform the contracted work will exceed projected revenues by $33.6 million. The total amount of this loss was reflected in our operating results for Fiscal 2020.

In December 2019, APC and its customer, TR, the engineering, procurement and construction services contractor on this project, agreed to operational and commercial terms for the completion of the project. APC is a major subcontractor to TR. This framework generally addresses project schedule, payment terms, scope, performance guarantees and other terms and conditions for reaching substantial completion of APC’s portion of the total project by mid-2020. The framework did not resolve significant past commercial differences which may have to be addressed through applicable dispute resolution mechanisms. While we are disappointed that a global settlement of past commercial differences could not be achieved at that time and that little negotiation progress has been made since then, we believe it is in our best interests to continue completion efforts on the TeesREP project while the parties are obligated to concurrently use good faith efforts to settle the differences. It is not currently possible to predict how, when and on what terms (if any) the past commercial differences will be resolved. We continue to reserve our rights under the subcontract.

The net amounts of accounts receivable and contract assets included in the consolidated balance sheet as of January 31, 2020 were $9.0 million and $10.2 million, respectively; the comparable balances as of January 31, 2019 were $8.9 million and $24.0 million, respectively. In the aggregate, the reduction in balances between years was $13.7 million, or 42%. Argan has caused certain letters of credit to be issued to TR by our Bank (see Note 6 to the accompanying consolidated financial statements) and has provided a parent company guarantee to TR related to APC’s completion of its portion of the TeesREP project.

Engineering, Procurement and Construction Service Contracts

During August 2019, GPS received a FNTP with EPC activities to build a state-of-the-art, 1,875 MW, combined cycle natural gas-fired power plant in Guernsey County, Ohio. The Guernsey Power Station was jointly developed by Caithness and Apex Power Group, LLC. The commencement of this project favorably impacted the consolidated financial statements during the latter portion of Fiscal 2020 resulting in increased revenues for the power industry services segment as well as improved consolidated cash flow. Completion of this project is currently scheduled to occur during 2022. Also, GPS has been awarded the following EPC services contracts for the construction of state-of-the-art combined cycle natural gas-fired power plants since the beginning of Fiscal 2020.

•	In May 2019, GPS entered into an EPC services contract to construct a 625 MW power plant in Harrison County, West Virginia. Caithness partnered with Energy Solutions Consortium, LLC to develop this project. An LNTP with certain preliminary activities was received from the owners of this project.

•	In January 2020, GPS entered into an EPC services contract with Harrison Power, LLC to construct a 1,085 MW natural gas-fired power plant in Harrison County, Ohio. The project is being developed by EmberClear, the parent company of Harrison Power. Construction activities for the facility are scheduled to begin in 2020, once financial close is achieved.

•	On March 10, 2020, we announced that in late February 2020 GPS entered into an EPC services contract with ESC Brooke County Power I, LLC to construct Brooke County Power, a 920 MW natural gas-fired power plant, in Brooke County, West Virginia. The facility is being developed by Energy Solutions Consortium, LLC and construction activities are scheduled to start in 2020 once financial close is achieved.

•	On March 12, 2020, we announced that GPS recently entered into an EPC services contract with NTE Connecticut, LLC to construct Killingly Energy Center, a 650 MW natural gas-fired power plant, in Killingly, Connecticut. The facility is being developed by NTE Energy, LLC. Construction activities are scheduled to start in 2020 once financial close is achieved.

At this time, for all of the contract awards with pending start dates including the four new contracts identified above, we cannot predict with certainty when the projects will commence. The start date for construction is generally controlled by the project owners. The aggregate rated electrical output amount for the natural gas-fired power plants for which we have signed EPC services contracts is approximately 7.3 gigawatts with an aggregate contract value in excess of $3.0 billion.

Our project backlog amounts were approximately $1.3 billion and $1.1 billion as of January 31, 2020 and 2019, respectively. Our reported amount of project backlog at a point in time represents the total value of projects awarded to us that we consider to be firm as of that date less the amounts of revenues recognized to date on the corresponding projects (project backlog is larger than the value of remaining unsatisfied performance obligations on active contracts, or “RUPO”; see Note 4 to the accompanying consolidated financial statements). Cancellations or reductions may occur that reduce project backlog and expected revenues. We include the value of an EPC services contract in project backlog when we believe that it is probable that the project will commence within a reasonable timeframe, among other factors. We anticipate adding the value of each of the last three of the four new contracts identified above to project backlog at times closer to their expected start dates.

As announced in Fiscal 2019, GPS entered into an EPC services contract to construct the Chickahominy Power Station, a 1,740 MW natural gas-fired power plant, in Charles City County, Virginia. Even though we are providing financial and technical support to the project development effort through a consolidated VIE and project development milestones continue to be achieved, we have not included the value of this contract in our project backlog. Due to several factors that are slowing the pace of the development of this project, including additional time being required to secure the natural gas supply for the plant and to obtain the necessary equity financing, we currently cannot predict when construction will commence, if at all.

We have maintained that the delays in new business awards to GPS and the project construction starts of certain previously awarded projects relate to a variety of factors, especially in the northeast and mid-Atlantic regions of the US. Currently, we believe that the ability of the owners of fully developed gas-fired power plant projects to close on equity and permanent debt financing has been challenged by uncertainty in the capital markets.

The accuracy and viability of future power revenue forecasts by power plant owners and operators, particularly independent power producers, depends, to a significant degree, on the amount of future capacity supply secured for a particular power source located within PJM’s region. For new power projects, lack of visibility regarding future capacity revenue streams complicates the search for equity and debt financing considerably. Most of our recently completed and awarded EPC service contracts relate to natural gas-fired power plants located within the geographic footprint of the electric power system operated by PJM.

In December 2019, Federal regulators voted to effectively raise the bids of subsidized resources selling their power into the PJM wholesale capacity market. Clean energy advocates and other market observers fear the controversial move by the regulators will severely hinder incentives intended to bring new zero emissions resources online, while favoring incumbent fossil fuels. PJM was provided 90 days to comply with the order and to provide regulators with a timeline for its next capacity auction. PJM had previously suspended all activities and deadlines relating to the base capacity auctions for the 2022/2023 and 2023/2024 electricity delivery years. PJM has submitted its compliance filing response to FERC for review and approval, including a proposed plan for restarting the capacity auctions. Uncertainty relating to PJM capacity auctions may continue to disrupt capital markets for project owners. As a result, our commencement of the new EPC power plant projects could be delayed until PJM releases new capacity auction bidding rules approved by the FERC regulators and announces future capacity auction schedules.

In addition, there is some remaining uncertainty surrounding the level of regulatory support for coal as part of the energy mix. Our country has experienced a general decline in carbon dioxide emissions from power plants as the supply of inexpensive natural gas and the growth in renewable energy have moved more energy producers away from coal. The aging coal-fired power plant fleet remains expensive to operate and the plants are generally not competitive in the marketplace. Nevertheless, in some cases, new support may encourage the continued operation of old coal plants that might otherwise be retired without any government intervention.

Other unfavorable factors include an increase in the amount of power generating capacity provided by renewable energy assets, improvements and decreasing prices in renewable energy storage solutions and increased environmental activism. Protests against fossil-fuel related energy projects continue to garner media attention and stir public skepticism about new pipelines resulting in project delays due to onsite protest demonstrations, indecision by local officials and lawsuits. Pipeline approval delays may jeopardize projects that are needed to bring supplies of natural gas to planned gas-fired power plant sites, thereby increasing the risk of power plant project delays or cancellations.

In addition, various cities, counties and states are adopting clean energy and carbon-free goals or objectives with achievement expected by a certain future date, typically 10 to 30 years out. These aspirational goals increase the risk of a new power plant becoming a stranded asset long before the end of its otherwise useful economic life, which is a risk that potential equity capital providers may be unwilling to take. The difficulty in obtaining project equity financing and the other factors identified above, may be adversely impacting the planning and initial phases for the construction of new natural gas-fired power plants which continue to be deferred by project owners.

Market Outlook

The total annual amount of electricity generated by utility-scale facilities in the US in calendar year 2018 was the highest amount generated since 2007. Although the comparable amount of total electricity generation in calendar year 2019 declined by 1.3% from 2018, the 2019 amount was the second highest total annual amount of electricity generated by utility-scale power plants since 2010. In the reference case included in its Annual Energy Outlook 2020 released in January 2020, the EIA again forecasts slow but steady growth in net electricity generation through 2050 with average annual increases of slightly less than 1.0% per year. The growth rate is tempered by new electricity-efficient devices and production processes replacing older, less-efficient appliances, heating, cooling and ventilation systems and capital equipment. Further, it is likely that the COVID-19 outbreak will adversely impact the demand for electricity in the near term.

Despite the overall decline in the amount of electricity generated in the US in 2019 and the increases in the amounts of electricity provided by utility-scale wind and solar power sources, the amount of electricity generated by natural gas-fired power plants rose by 7.7% during 2019, and it represented 38.4% of the total electric power generated in the US in 2019. For comparison, the combined amount of power generated by the wind and the sun represented 10.8% of total utility-scale power generation in 2019. For 2018, the corresponding power shares were 35.2% and 9.9%, respectively.

The amount of electricity generated from coal decreased by 15.7% in 2019 from its generation amount for 2018, and coal’s share of the total, utility-scale electricity generation mix declined from 27.4% for 2018 to 23.5% for 2019. During 2019, power companies retired or converted roughly 15,100 megawatts (MW) of coal-fired electricity generation, enough to power about 15 million homes. That retirement capacity reduction was second only to the record 19,300 MW of capacity shut down in 2015.

In summary, the share of the electrical power generation mix fueled by natural gas, the sun and wind has continued to increase, while the share fueled by coal has continued its fall. Over the ten-year period ended in 2019, the amount of utility-scale power generated in the US by coal fell by 45% while the amount of such power fueled by natural gas increased by 72%. This dramatic shift is a primary cause of the significant reductions in the annual power plant emissions of carbon dioxide, sulfur dioxide and nitrogen oxides over this same ten-year period.

In the reference case of the 2020 outlook identified above, the EIA predicts that coal-fired and nuclear power generating capacity will decline approximately 47% and 20% by 2050, respectively, and will represent only 13% and 12% shares of the electricity generation mix by 2050, respectively. It is important to note that most of the reduction in the coal-fired and nuclear capacity is predicted to occur in the period 2020-2025. On the other hand, natural gas-fired power generating capacity will rise by 26% over the next five years and by 67% by 2050.

As electricity demand grows, the primary drivers for new electricity generating capacity in EIA’s reference case are the retirements of older, less efficient fossil-fuel burning power plants, the near-term availability of renewable energy tax credits and the continued decline in the cost of capital for renewables, especially for solar photovoltaic facilities. Low natural gas prices and favorable costs for renewables result in natural gas, solar and wind as the primary sources of new electrical power generating capacity through 2050. However, the predictions in the base case regarding the power generating mix are sensitive to the price of natural gas and the growth in electricity demand. Lower than expected natural gas prices and increased growth in electricity demand would result in an even brighter forecast for natural gas capacity.

Over the next few years, EIA forecasts that new wind and photovoltaic solar capacity will continue to be added to the utility-scale power fleet in the US at a brisk pace substantially attributable to declining equipment costs and the availability of valuable tax credits. As these credits decline and then expire early in the next decade as currently scheduled, the wind capacity additions are expected to slow. Although tax incentives related to solar power also expire, the continuing decline in the cost of solar power equipment is predicted to sustain the growth of photovoltaic solar power generation facilities. Nonetheless, persistently low natural gas prices, lower power plant operating costs, higher energy generating efficiencies and the maintenance of grid resiliency should sustain the demand for modern combined cycle gas-fired power plants in the future. Natural gas is relatively clean burning, cost-effective and reliable; its benefits as a source of power are compelling.

We believe that the future prospects for natural gas-fired power plant construction are generally favorable as natural gas is the primary source for power generation in our country. Major advances in horizontal drilling and the practice of hydraulic fracturing led to the boom in natural gas supply which is available at consistently low prices now and in the foreseeable future. The abundant availability of cheap, less carbon-intense and higher efficiency natural gas should continue to be a significant factor in the economic assessment of future power generation capacity additions. As indicated above, the demand for electric power in this country is expected to grow slowly but steadily over the long term.

Demands for electricity, the ample supply of natural gas, and the future retirement of coal, nuclear and inefficient gas-fired energy plants, particularly over the next five years, should result in modern natural gas-fired energy plants representing a substantial portion of new power generation additions in the future. Moreover, the competitive landscape in the EPC services market for natural gas-fired power plant construction has changed significantly. Last year, several significant competitors announced that they were exiting the market for a variety of reasons. Others have announced intentions to avoid entering into fixed-price contracts. While the competitive market remains dynamic, we expect that there will be fewer competitors for new gas-fired power plant EPC project opportunities in the foreseeable future.

We believe that the development of natural gas-fired power generation facilities in the US should continue to provide new construction opportunities for us, although the pace of new opportunities emerging may be restrained in the near term as discussed above. We are committed to the rational pursuit of new construction projects and the future growth of our revenues. This may result in our decision to make investments in the development and/or ownership of new projects. Because we believe in the strength of our balance sheet, we are willing to consider certain opportunities that include reasonable and manageable risks in order to assure the award of the related EPC services contract to us.

We believe that the Company has a growing reputation as an accomplished and cost-effective provider of EPC and other large project construction contracting services. We are convinced that the recent series of new EPC projects awarded to us confirms the soundness of our belief. With the proven ability to deliver completed power facilities, particularly combined cycle, natural gas-fired power plants, we are focused on expanding our position in the power markets where we expect investments to be made based on forecasts of electricity demand covering decades into the future. We believe that our expectations are valid and that our plans for the future continue to be based on reasonable assumptions.

Comparison of the Results of Operations for the Years Ended January 31, 2020 and 2019

We reported net loss attributable to our stockholders of $42.7 million, or $(2.73) per share, for Fiscal 2020. For the prior year, we reported net income of $52.0 million, or $3.32 per diluted share. The following schedule compares our operating results for Fiscal 2020 and Fiscal 2019 (dollars in thousands).

	Years Ended January 31,
	2020	2019	$ Change	% Change
REVENUES
Power industry services	$135,729	$367,812	$(232,083)	(63.1)%
Industrial fabrication and field services	94,682	101,673	(6,991)	(6.9)
Telecommunications infrastructure services	8,586	12,668	(4,082)	(32.2)
Revenues	238,997	482,153	(243,156)	(50.4)
COST OF REVENUES
Power industry services	152,854	297,931	(145,077)	(48.7)
Industrial fabrication and field services	85,859	92,097	(6,238)	(6.8)
Telecommunications infrastructure services	7,104	9,687	(2,583)	(26.7)
Cost of revenues	245,817	399,715	(153,898)	(38.5)
GROSS (LOSS) PROFIT	(6,820)	82,438	(89,258)	N/M
Selling, general and administrative expenses	44,125	40,710	3,415	8.4
Impairment losses	4,895	1,491	3,404	228.3
(LOSS) INCOME FROM OPERATIONS	(55,840)	40,237	(96,077)	N/M
Other income, net	8,075	6,981	1,094	15.7
(LOSS) INCOME BEFORE INCOME TAXES	(47,765)	47,218	(94,983)	N/M
Income tax benefit	7,053	4,651	2,402	51.6
NET (LOSS) INCOME	(40,712)	51,869	(92,581)	N/M
Net income (loss) attributable to non-controlling interests	1,977	(167)	2,144	N/M
NET (LOSS) INCOME ATTRIBUTABLE TO
THE STOCKHOLDERS OF ARGAN, INC.	$(42,689)	$52,036	$(94,725)	N/M %

N/M – Not meaningful.

Revenues

Power Industry Services

The revenues of the power industry services business decreased by 63.1%, or $232.1 million, to $135.7 million for Fiscal 2020 compared with revenues of $367.8 million for Fiscal 2019. The revenues of this business represented 56.8% of consolidated revenues for Fiscal 2020 and 76.3% of consolidated revenues for the prior year. The amount of revenues earned by this segment during Fiscal 2020 were negatively impacted by the delay in new EPC project startups by GPS. However, upon the receipt of a full notice-to-proceed in August 2019, the construction activities on the Guernsey Power Station commenced; revenues earned on this project represented approximately 22.0% of consolidated revenues for Fiscal 2020.

GPS reached substantial completion on four gas-fired power plant projects during Fiscal 2019 and concluded activities on a fifth gas-fired power plant early in the first quarter of Fiscal 2020. These five power plants provided revenues of $251.8 million for Fiscal 2019, which represented approximately 52.2% of consolidated revenues for the year. The revenues of this segment last year also included revenues related to the InterGen Spalding OCGT Expansion Project which was completed by APC in the second quarter of Fiscal 2020. Additionally, the revenues earned on the TeesREP project for Fiscal 2020 were less than the revenues recorded for this project last year as the pace of work during Fiscal 2020 was interrupted several times during the current year due to contractual, financial, labor and subcontractor challenges. Nonetheless, revenues earned during Fiscal 2020 on the TeesREP project represented approximately15.3% of consolidated revenues for the year.

Industrial Fabrication and Field Services

The revenues of industrial fabrication and field services (representing the business of TRC) provided 39.6% of consolidated revenues for Fiscal 2020. However, revenues decreased by $7.0 million, or 6.9%, to $94.7 million for Fiscal 2020. With the completion of several of the large projects during Fiscal 2020, TRC is focused on rebuilding project backlog.

Last year, the revenues of the industrial fabrication and field services segment increased by 55.7% to $101.7 million, which represented 21.1% of consolidated revenues, as business development efforts succeeded in winning increased amounts of business from recurring as well as new customers. The largest portion of TRC’s revenues were provided by industrial field services. TRC’s major customers include some of North America’s largest forest products companies and fertilizer producers as well as energy and mining companies with plants located in the southeast region of the US.

Telecommunications Infrastructure Services

The revenues of this business segment (representing the business of SMC) were $8.6 million for Fiscal 2020 compared with revenues of $12.7 million for Fiscal 2019. The decrease was primarily due to the completion of a large and successful, multi-year, fiber-to-the-premises project for a municipal customer located in the state of Maryland that contributed a major portion of revenues last year.

Cost of Revenues

Due primarily to the decrease in consolidated revenues for Fiscal 2020 compared with revenues for Fiscal 2019, consolidated cost of revenues also decreased. These costs were $245.8 million and $399.7 million for Fiscal 2020 and Fiscal 2019, respectively. Despite the reduction in costs, we reported a gross loss for Fiscal 2020 in the amount of $6.8 million which reflected the amount of contract loss, $33.6 million, that was recorded for the TeesREP project. Excluding the loss from the calculations, the pro forma gross profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments for Fiscal 2020 were 17.3%, 9.3% and 17.3%, respectively.

The consolidated gross profit amount and percentage last year of $82.4 million and 17.1% were primarily driven by execution on the commissioning, start-up and final phases of four natural gas-fired power plant projects, all of which reached substantial completion. These achievements resulted in our making favorable project close-out adjustments to the gross profits of certain projects during Fiscal 2019. The gross (loss) profit percentages of corresponding revenues for the power industry services, industrial services and the telecommunications infrastructure segments for Fiscal 2019 were (10.9)%, 9.4% and 23.5%, respectively.

Selling, General and Administrative Expenses

These costs were $44.1 million and $40.7 million for Fiscal 2020 and 2019, respectively, representing an increase of 8.4% between the years. The increase for Fiscal 2020 was primarily due to the cost of maintaining core members of the operations staff at GPS whose time is typically charged to active projects, offset partially by decreased incentive compensation expenses.

Impairment Losses

Impairment losses were recorded during Fiscal 2020 and Fiscal 2019 related to the goodwill of TRC in the amounts of $2.8 million and $1.5 million, respectively. The business valuations, which were performed for each year based on a blend of results determined by several income and market approaches, indicated that the carrying value of the business exceeded its fair value at each testing date. Drivers for the impairment loss recorded in Fiscal 2020 included a reduction in forecasted revenues, increased working capital requirements, reduced profit margins and appropriate changes to certain statistical factors. We considered the magnitude of the contract loss related to the TeesREP project during the first quarter of Fiscal 2020 to be an event triggering a re-assessment of the goodwill of APC which resulted in our conclusion that the remaining value was impaired. Accordingly, an impairment loss was recorded in April 2019 in the amount of $2.1 million.

Other Income

Other income for Fiscal 2020 included a pre-tax gain of $2.2 million recorded by the consolidated variable interest entity in connection with the grant of a utility easement at the planned site of a new gas-fired power plant. This gain is also reflected in the amount of net income attributable to non-controlling interests for Fiscal 2020. Investment income decreased by $0.9 million for Fiscal 2020 from the amount earned in Fiscal 2019 due to reduced current year investment balances.

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

Income Tax Benefits

We recorded an income tax benefit for Fiscal 2020 in the amount of approximately $7.1 million which primarily reflects the favorable tax impact of bad debt loss realized on loans made to APC by Argan. We have not recorded any income tax benefit related to the net loss reported by the subsidiary operations of APC located in the UK for Fiscal 2020 due to our expectation at this time that only a minimal portion of the benefit will be realized in future years. The income tax benefit for Fiscal 2020 does reflect the unfavorable expected effects of state income taxes and permanent differences associated with nondeductible travel and entertainment expenses, certain nondeductible executive compensation expense and the goodwill impairment losses.

We reported an income tax benefit for Fiscal 2019 in the amount of $4.7 million which reflected an estimated amount of benefits associated with research and development credits for the three-year period ended January 31, 2018 in the amount of $16.6 million.

The Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017, significantly changed tax law in the US by, among other changes, reducing the federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018). As expected, our annual effective income tax rate for Fiscal 2019, before the benefits of the research and development credits discussed above and a favorable net operating loss carryforward adjustment, decreased meaningfully to 29.5% from the comparable effective tax rate for Fiscal 2018 of 35.8%, primarily due to the lower statutory tax rate. However, certain modifications of the Tax Act negatively impacted our effective rate, including the elimination of the domestic production activities deduction, the expansion of the limitation on the deductibility of certain meals and entertainment expenses and additional limits on the deductibility of certain executive compensation. However, our effective tax rate of 29.5% was higher than the new federal income tax rate of 21% due primarily to the unfavorable effect of state income taxes.

Liquidity and Capital Resources as of January 31, 2020

At January 31, 2020 and 2019, our balances of cash and cash equivalents were $167.4 million and $164.3 million, respectively. Our working capital decreased by $57.3 million to $277.7 million as of January 31, 2020 from $335.0 million as of January 31, 2019 due primarily to the loss incurred and recorded on the TeesREP project during Fiscal 2020.

The net amount of cash provided by operating activities for Fiscal 2020 was $53.6 million. Our net loss for the current fiscal year period, offset partially by the favorable adjustments related to non-cash income and expense items, represented a use of cash in the total amount of $33.8 million. The Company also used cash during Fiscal 2020 in the amount of $3.3 million to reduce the level of accounts payable, accrued expenses and lease liabilities. However, these uses of cash were more than offset by the temporary $64.3 million increase in the balance of contract liabilities during Fiscal 2020, a substantial source of cash. In addition, the balance of contract assets declined during Fiscal 2020, due primarily to decreases in the amounts of revenues recognized in excess of amounts billed on projects in the UK and Ireland, representing a source of cash in the amount of $25.0 million.

With the net cash provided by operations and proceeds from the net maturities of short-term investments, we purchased new certificates of deposit issued by our Bank, in the amount of $195.0 million. Cash proceeds in the amount of $1.6 million were received from the exercise of stock options during Fiscal 2020. Non-operating activities used cash during Fiscal 2020 including the payment of quarterly cash dividends in the total amount of $15.6 million and capital expenditures in the amount of $7.1 million. As of January 31, 2020, there were no restrictions with respect to inter-company payments from GPS, TRC, APC or SMC to the holding company. However, during Fiscal 2020, certain loans made by Argan to APC were determined to be uncollectible (see Note 13 to the accompanying consolidated financial statements).

During Fiscal 2019, our balance of cash and cash equivalents increased by $42.2 million to $164.3 million while our working capital increased by $33.2 million to $335.0 million as of January 31, 2019. The net amount of cash used in operating activities during Fiscal 2019 was $112.3 million. Even though net income for the period, including the favorable adjustments related to non-cash income and expense items, provided cash in the total amount of $57.0 million, cash used in operations exceeded this amount. Four major EPC projects achieved substantial completion during Fiscal 2019, representing the primary driver for the use of cash by contracts-in-progress during the year. These projects were well past the peak of their respective milestone billing schedules. Due primarily to these projects, the amounts of billings in excess of the amounts of the corresponding costs and estimated earnings declined during Fiscal 2019 by $99.7 million, which represented a substantial use of cash. Partially offsetting these effects, the Company collected amounts of billings previously retained by project owners during the year in the amount of $48.7 million. As presented above, the operations of TRC and APC experienced meaningful growth in revenues during Fiscal 2019. As expected, the increase in the level of business resulted in an increase in the amount of working capital required to support the growth. Accordingly, the amounts of revenues recognized on certain active projects in excess of the amounts billed on those projects rose during Fiscal 2019 in the amount of $33.8 million, which represents a use of cash. Similarly, due in part to increased activity at these operating subsidiaries, accounts receivable increased during Fiscal 2019, a use of cash in the amount of $10.2 million. The Company also used cash in the amount of $60.2 million to reduce the level of accounts payable and accrued liabilities. Due primarily to the inclusion of expected income tax refunds, the balance of other assets increased by $15.2 million during Fiscal 2019, representing a use of cash.

The primary source of cash required to fund operations during Fiscal 2019 was the net maturity of short-term investments in the amount of $179.0 million. Non-operating activities used cash during Fiscal 2019, including primarily the payment of four quarterly cash dividends in the total amount of $15.6 million. Our operating subsidiaries also used cash during Fiscal 2019 in the amount of $8.6 million to fund capital expenditures.

At January 31, 2020, most of our balance of cash and cash equivalents was invested in a money market fund with most of its total assets invested in cash, US Treasury obligations and repurchase agreements secured by US Treasury obligations. Most of our domestic operating bank accounts are maintained with the Bank. We do maintain certain Euro-based bank accounts in the Republic of Ireland and certain pound sterling-based bank accounts in the UK in support of the operations of APC.

Our credit agreement with the Bank, which expires on May 31, 2021, includes the following features, among others: a lending commitment of $50.0 million including a revolving loan with interest at the 30-day LIBOR plus 2.0%, and an accordion feature which allows for an additional commitment amount of $10.0 million, subject to certain conditions (the “Credit Agreement”). We may use the borrowing ability to cover other credit instruments issued by the Bank for our use in the ordinary course of business as defined by the Bank. At January 31, 2020, we had $9.9 million of outstanding letters of credit issued under the Credit Agreement; about 80% of the outstanding amount relates to the TeesREP project. However, we had no outstanding borrowings. Additionally, in connection with the current project development activities by a VIE, the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the approximate amount of $3.4 million for which the Company has provided cash collateral.

We have pledged the majority of our assets to secure the financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Credit Agreement requires that we comply with certain financial covenants at our fiscal year-end and at each fiscal quarter-end, and includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. At January 31, 2020 and 2019, we were compliant with the financial covenants of the Credit Agreement. However, certain financial covenant requirements are based on the amount of earnings before interest, taxes, depreciation and amortization, as defined in the credit agreement, reported by us on a rolling twelve-month basis. The loss incurred by us for Fiscal 2020 has reduced the financial covenant compliance margins considerably. However, we maintain sufficient cash balances with the Bank that would allow us to extinguish any outstanding credit amounts.

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

Contractual Obligations

Contractual obligations outstanding as of January 31, 2020 are summarized below (dollars in thousands):

	Amount of Commitment Expiration per Period
	Less Than			Over 5	Total
Contractual Obligations	One Year	2-3 Years	4-5 Years	Years	Commitment
Operating leases	$1,239	$885	$204	$—	$2,328
Purchase commitments (1)	1,589	343	—	—	1,932

Totals	$2,828	$1,228	$204	$—	$4,260

(1)	Amounts represent primarily service arrangements. Commitments pursuant to purchase orders and subcontracts related to construction contracts are not included as such amounts are expected to be funded under contract billings. We have no significant obligation for materials or subcontract services beyond those required to complete contracts awarded to us.

Off-Balance Sheet Arrangements

Performance Commitments, Letters of Credit and Financial Guarantees

In the normal course of business and for certain major projects, we may be required to obtain surety or performance bonding, to provide parent company guarantees, or to cause the issuance of letters of credit (or some combination thereof) in order to provide performance assurances to clients on behalf of one of our contractor subsidiaries.

For example, we maintain a variety of commitments that are generally made available to provide support for various commercial provisions in our construction contracts. For certain projects, we are required by project owners to provide guarantees related to our services or work. If our services under a guaranteed project would not be completed or would be determined to have resulted in a material defect or other material deficiency, then we may be responsible for monetary damages or other legal remedies. Certain project owners may request that we obtain surety bonds for their benefit in connection with EPC services contract performance obligations. As is typically required by any surety bond, the Company would be obligated to reimburse the issuer of any surety bond issued on behalf of a subsidiary for any cash payments made thereunder. The commitments under performance bonds generally end concurrently with the expiration of the related contractual obligation. Not all of our projects require bonding. However, as of January 31, 2020, the revenue value of the Company’s unsatisfied bonded performance obligations was approximately equal to the value of RUPO disclosed in Note 4 to the accompanying consolidated financial statements. In addition, as of January 31, 2020, there were bonds outstanding in the aggregate amount of approximately $152 million covering other risks including warranty obligations related to projects completed by GPS; these bonds expire at various dates during the years ending January 31, 2021 and 2022.

When sufficient information about claims related to our performance on projects would be available and monetary damages or other costs or losses would be determined to be probable, we would record such guaranteed losses. As our subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. Any amounts that we may be required to pay in excess of the estimated costs to complete contracts in progress as of January 31, 2020 are not estimable.

As described in Note 9 to the accompanying consolidated financial statements, we have a line of credit committed by the Bank in the amount of $50.0 million for general purposes. We may use the borrowing ability to cover standby letters of credit issued by the Bank for our use in the ordinary course of business. As of January 31, 2020, we had approximately $9.9 million of credit outstanding under the Credit Agreement, but no borrowings. On behalf of APC, Argan provided a parent company performance guarantee to TR, the engineering, procurement and construction services contractor on the TeesREP project, and caused the Bank to issue letters of credit as security (see Notes 9 and 10 to the accompanying consolidated financial statements). These letters of credit represent approximately 80% of the amount of outstanding credit under the Credit Agreement as of January 31, 2020. Additionally, in connection with the project development activities of the active VIE that is identified below, and outside the scope of the Credit Agreement, the Bank issued a letter of credit in the approximate amount of $3.4 million for which the Company has provided cash collateral.

We have also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million to support project developmental efforts which resulted in the award of an EPC services contract to GPS.

Special Purpose Entities

As is common in our industry, EPC contractors and third parties form joint ventures, limited partnerships and limited liability companies for purposes of executing a project or program for a project owner. These teaming arrangements are typically dissolved upon completion of the project or program. We had financial control of construction joint ventures formed for the purpose of building two power plants, which were completed in Fiscal 2017, and for which the respective warranty periods have expired. The statutory partnerships representing the joint ventures were dissolved during Fiscal 2019. The accounts of the joint ventures were included in our consolidated financial statements during the periods of their existence.

In addition, we may obtain interests in VIEs formed by its owners for a specific purpose. The evaluation of whether such interests represent our financial control of a VIE requires analysis and judgement. We concluded that we are the primary beneficiary of a VIE formed by an independent firm for the purpose of developing a natural gas-fired power plant in Virginia. As a result, the VIE is included in our consolidated financial statements until we determine that our financial control of the entity has passed to another party. Pursuant to agreements negotiated with the developer, we are lending funds to the VIE to cover certain costs of the project development effort. The development phase activities of the VIE are focused on 1) obtaining the necessary permits to build and operate the power plant, 2) completing arrangements to connect the power plant to the fuel supply and the electricity grid, 3) engaging energy plant operators in negotiations for the purchase of project ownership interests, and 4) securing permanent financing for the project.

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

We do procure steel and other commodities for use in our construction projects. These materials can be subject to significant price fluctuations that may be caused by the ramifications of import tariffs imposed by the US. During Fiscal 2020, the well-publicized shortage of skilled construction workers has been accompanied by corresponding wage increases at rates higher than those experienced since the recession in 2007. These factors did not have significant effects on us during Fiscal 2020 as, unfortunately, the amount of EPC project activity conducted during the year was at a low level. These factors, may begin to impact us more materially as construction activity on the Guernsey Power Station ramps up and when we received FNTPs on other projects awarded to us and commence EPC activities. We strive to include the anticipated increases in the prices of equipment and commodity materials and the expected rise in labor rates as we estimate costs and prepare prices associated with bidding for new work. Although we have not been adversely affected by price fluctuations and wage increases to any significant extent in the past, there is no assurance that we will not be in the future.

Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”)

The following table presents the determinations of EBITDA for Fiscal 2020 and Fiscal 2019, respectively (amounts in thousands).

	2020	2019
Net (loss) income, as reported	$(40,712)	$51,869
Interest expense	—	659
Income tax benefit	(7,053)	(4,651)
Depreciation	3,513	3,422
Amortization of purchased intangible assets	1,136	1,012
EBITDA	(43,116)	52,311
EBITDA of noncontrolling interests	1,977	(167)
EBITDA attributable to the stockholders of Argan, Inc.	$(45,093)	$52,478

As we believe that our net cash flow provided by or used in operations is the most directly comparable performance measure determined in accordance with accounting principles generally accepted in the US (“US GAAP”), the following table reconciles the amounts of EBITDA for the applicable years, as presented above, to the corresponding amounts of net cash flows provided by (used in) operating activities that are presented in our consolidated statements of cash flows for Fiscal 2020 and Fiscal 2019 (amounts in thousands).

	2020	2019
EBITDA	$(43,116)	$52,311
Current income tax benefit	413	2,512
Impairment losses	4,895	1,491
Interest expense	—	(659)
Stock option compensation expense	2,131	1,645
Other noncash items	1,179	(996)
Changes in accrued interest on short-term investments	714	695
Increase in accounts receivable	(1,038)	(10,200)
(Decrease) increase in other assets	2,357	(15,160)
Decrease in accounts payable and accrued expenses	(3,284)	(60,187)
Change in contracts in progress, net	89,314	(83,774)
Net cash provided by (used in) operating activities	$53,565	$(112,322)

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

Critical Accounting Policies

Descriptions of the Company’s significant accounting policies, including those discussed below, are included in Note 1 to the accompanying consolidated financial statements for the year ended January 31, 2020. We consider the accounting policies related to revenue recognition on long-term construction contracts; income tax reporting; the accounting for business combinations; the subsequent valuation of goodwill, other indefinite-lived assets and long-lived assets; the valuation of employee stock options; and the financial reporting associated with any significant claims or legal matters to be most critical to the understanding of our financial position and results of operations, as well as the accounting and reporting for special purpose entities including joint ventures and variable interest entities.

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

As discussed above, APC has confronted significant operational and contractual challenges in its efforts to complete the TeesREP project. Comprehensive reviews of forecasted costs to complete the project and the expected amounts of contract variation recoveries have resulted in our current estimate that APC will incur a loss on this contract in the amount of $33.6 million. Significant judgement has been used by management in developing estimates that are critical and material to the amount of loss recorded. These types of judgements may change over time, resulting in unfavorable adjustments to our estimates.

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

1.   Identify the contract,

2.   Identify the performance obligations of the contract,

3.   Determine the transaction price of the contract,

4.   Allocate the transaction price to the performance obligations, and

5.   Recognize revenue.

The guidance focuses on the transfer of the contractor’s control of the goods and/or services to the customer, as opposed to the transfer of risk and rewards. Major provisions cover the determination of which goods and services are distinct and represent separate performance obligations, the appropriate treatment of variable consideration, and the evaluation of whether revenues should be recognized at a point in time or over time. In general, application of the new rules requires us to make important judgements and meaningful estimates that may have significant impact on the amounts of revenues recognized by us for any reporting period.

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

Actual costs may vary from the costs we estimate. Variations from estimated contract costs, along with other risks inherent in fixed-price contracts, may result in actual revenues and gross profits differing from those we estimate and could result in losses on projects or other significant unfavorable impacts on our operating results for any fiscal quarter or year. If a current estimate of total contract cost indicates a loss on a contract, the projected loss is recognized in full when determined, without regard to the percentage of completion. At the end of the first quarter of Fiscal 2020, we realized that the previous estimates made regarding costs to complete the APC project were understated based on the receipt of subsequent information. Management concluded that the costs for APC to complete the work that remained for the project would exceed projected revenues by approximately $27.6 million. By January 31, 2020, we had increased the estimated loss to $33.6 million. This amount of expected loss on the project has been reflected in our consolidated financial statements for Fiscal 2020.

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

Contract results may be impacted by estimates of the amounts of contract variations that we expect to receive. The effects of any resulting revisions to revenues and estimated costs can be determined at any time and they could be material. As of January 31, 2020, the aggregate amount of contract variations reflected in estimated transaction prices was $20.6 million including amounts related to the TeesREP project.

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

At January 31, 2020, the goodwill balances related to the acquisitions of GPS and TRC in the amounts of $18.5 million and $9.5 million, respectively, which together represented approximately 5.7% of consolidated total assets. The Company performs its required annual assessments of the carrying value of goodwill as of November 1 each year. We also test for impairment of goodwill more frequently if events or changes in circumstances indicate that the carrying value of goodwill might be impaired. During the first quarter of Fiscal 2020, primarily due to the significant reduction in the fair value of the business of APC deemed to have occurred as a result of the substantial contract loss discussed above, we recorded an impairment loss in the amount of $2.1 million, which was the remaining balance of goodwill associated with APC included in the consolidated balance sheet as of January 31, 2019.

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

In certain situations, we use a simplified approach which allows us to first assess qualitative factors to decide whether it is necessary to perform the more complex quantitative goodwill impairment test. We are not required to calculate the fair value of a reporting unit unless we determine, based on a qualitative assessment, that it is more likely than not that its fair value is less than the corresponding carrying value. The professional guidance includes discussions of the types of factors which should be considered in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors. Using this approach, we concluded that it was more likely than not that the fair value of the GPS reporting unit exceeded the corresponding carrying value as of November 1, 2019. Therefore, completion of the complicated quantitative impairment assessment was considered to be unnecessary. No events associated with the business of GPS occurred in the period from the assessment date through January 31, 2020 that would cause us to reconsider that conclusion.

We performed goodwill impairment assessment for TRC as of November 1, 2019, 2018 and 2017 with the assistance of a professional business valuation firm. At each date, it was determined that the fair value of TRC was less than the corresponding carrying value, and goodwill impairment losses of approximately $2.8 million, $1.5 million and $0.6 million were recorded during the applicable year, respectively. As in the past, the fair value amount for TRC determined as of November 1, 2019 reflected a weighting of results determined using various business valuation approaches. At each testing date, the majority of the weighted average fair value was based on the result of modeling discounted future cash flows of the business. The discounted cash flows of TRC were based on our forecasts of operating results at the time and other relevant assumptions. The size of the loss for Fiscal 2020 relates the current soft demand for the services of TRC, a reduced financial outlook for TRC and increased working capital requirements for this business.

Although we believe that the projected financial results used for the most recent assessment are reasonable, any future results that would compare unfavorably with the projected results could result in additional material goodwill impairment losses. Further, unless TRC demonstrates that it can contribute strong operating results that would justify favorable modifications to certain profitability assumptions, thereby supporting an increased fair value of the business in the future, additional goodwill impairment losses may occur. No events related to TRC occurred during the fourth quarter of Fiscal 2020 that caused us to perform a subsequent impairment assessment.

With the assistance of a professional business valuation firm, we also performed a full assessment of the fair value of APC during Fiscal 2019. The result concluded that no additional impairment of goodwill had occurred as the operating results and business prospects of APC were improving. As discussed above, the triggering event represented by the TeesREP contract loss convinced us to reconsider that conclusion, As described above, we recorded an impairment loss early in Fiscal 2020 that, in effect, wrote-off the remaining goodwill balance.

Uncertain Income Tax Positions

As disclosed in the “Research and Development Tax Credits” section of Note 13 to the accompanying consolidated financial statements, during Fiscal 2019 we completed a detailed review of the activities of our engineering staff on major EPC services projects in order to identify and quantify the amounts of research and development credits available to reduce prior year income taxes. This study focused on project costs incurred during the three-year period ended January 31, 2018. Based on the results of the study, we identified and estimated significant amounts of income tax benefits that were not previously recognized in our financial results for any prior year reporting period. In the determination of the amount of such benefits to recognize, we were required to apply the professional accounting guidance related to meaningful uncertain income tax positions for the first time.

Under this guidance, income tax positions must meet a more-likely-than-not recognition threshold to be recognized. Income tax positions that previously failed to meet the more-likely-than-not threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Fiscal 2019 was the initial reporting period in which we had sufficient data on which to make an evaluation and to reach a conclusion on the amount of income tax credit benefits related to prior year project costs that, more likely than not, qualified as research and development costs under the IRC and the rules and regulations of certain states. The net amount of the credits that we recognized in income taxes during Fiscal 2019 was $16.6 million. Based on our judgement, the amount of income tax benefits related to identified research and development income tax credits that we assessed as not meeting the threshold criteria for recognition was $5.1 million, for which we established a liability related to uncertain income tax return positions that was included in accrued expenses as of January 31, 2019. During Fiscal 2020, this amount was adjusted modestly; the liability amount as of January 31, 2020 was $5.0 million.

The Internal Revenue Service (the “IRS”) is examining the research and development credits that were included in the amendments of our consolidated federal income tax returns for the years ended January 31, 2016 and 2017 that we filed in January 2019. We do understand that the IRS is not expecting to conclude its examinations until late in our fiscal year ending January 31, 2021. At this time, we do not have reason to expect that any significant unfavorable changes to our income taxes might arise from the completion of these examinations.

Deferred Tax Assets and Liabilities

Our consolidated balance sheet as of January 31, 2020 included deferred tax assets in the amount of $7.9 million. The components of our deferred taxes are presented in Note 13 to the consolidated financial statements. These amounts reflect differences in the periods in which certain transactions are recognized for financial and income tax reporting purposes.

We consider whether it is more likely than not that some portion or all of the deferred tax assets will not be realized on a jurisdiction by jurisdiction basis. Our ability to realize our deferred tax assets, including those related to the net operating losses incurred in the US and the UK that applicable income tax rules will allow us to use in order to offset future amounts of applicable taxable income, depends primarily upon the generation of sufficient future taxable income to allow for the realization of our deductible temporary differences. If such estimates and assumptions regarding income amounts change in the future, we may be required to record additional valuation allowances against some or all of the deferred tax assets resulting in additional income tax expense in our consolidated statement of earnings. During Fiscal 2020, a valuation allowance in the amount of $7.1 million was established against the deferred tax asset amount created by the net operation loss of APC’s subsidiary in the UK for Fiscal 2020. At this time, we believe that the historically strong earnings performance of our power industry services segment will provide sufficient income during the years when our deferred tax assets become deductible in the US in order for us to realize the applicable temporary income tax differences. Accordingly, we believe that it is more likely than not that we will realize the benefit of significantly all of our net deferred tax assets.

Stock Options

We measure the cost of equity compensation to our employees and independent directors based on the estimated grant-date fair value of stock option awards and we recognize the corresponding expense amounts over the vesting periods which were typically one year. However, starting in January 2018, we began to award stock options with three-year vesting periods, with one-third of the vesting occurring on each anniversary date of the corresponding award. Pursuant to our accounting, we continue to record expense for the fair value of each stock option award ratably over the corresponding vesting period, which is three years for options awarded since January 2018. Options to purchase 238,500, 257,000 and 301,500 shares of our common stock were awarded during Fiscal 2020, 2019 and 2018, respectively, with weighted average fair value per share amounts of $9.60, $9.31 and $13.55, respectively. The amounts of compensation expense recorded during the corresponding years related to vesting stock option awards were $1.7 million, $1.5 million and $4.7 million, respectively. The decline in the expense amounts for Fiscal 2020 and Fiscal 2019 reflects the longer vesting periods of recent stock awards.

We use the Black-Scholes option pricing model to compute the fair value of stock options. The Black-Scholes model requires the use of highly subjective assumptions in the computations, which are disclosed in Note 12 to the accompanying consolidated financial statements and include the risk-free interest rate, dividend yield, the expected volatility of the market price of our common stock and the expected life of each stock option. Changes in these assumptions can cause significant fluctuations in the fair value of stock option awards. We believe that our stock option exercise activity is sufficient to provide us with a reasonable basis upon which to estimate expected lives. Accordingly, the estimated expected life used in the determination of the fair value of each stock option awarded since January 2017 is approximately 3.3 years. Based on the results of our most recent option duration analysis, we will increase the estimated life for future stock option awards to 3.4 years. The use of the longer estimated expected life in our fair value calculations will result in higher fair value amounts per share.

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

Currently, we are the primary beneficiary of a VIE that is performing project development activities for the construction of a new natural gas-fired power plant. Consideration for the engineering and financial support being provided to the entity by GPS included the right to negotiate the corresponding turnkey EPC contract for the project. The account balances of the VIE were included in our consolidated financial statements as of January 31, 2020 and 2019. As of January 31, 2020, the amount of capitalized development costs included in our consolidated net balance for property, plant and equipment was $6.9 million. We would be required to assess the carrying value of this asset for impairment if our assessment of the likelihood that this development project will be completed successfully becomes negative.

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

In January 2019, GPS filed a lawsuit against Exelon West Medway II, LLC and Exelon Generation Company, LLC (together referred to as “Exelon”) for Exelon’s breach of contract and failure to remedy various conditions which negatively impacted the schedule and the costs associated with the construction by GPS of a gas-fired power plant for Exelon in Massachusetts. As a result, we believe that Exelon has received the benefits of our construction efforts and the corresponding progress made on the project without making payments to GPS for the value received. On March 7, 2019, Exelon provided GPS with a notice intending to terminate the EPC contract under which GPS had been providing services to Exelon. At that time, the construction project was nearly complete and both of the power generation units included in the plant had successfully reached first fire. The completion of various prescribed performance tests and the clearance of punch-list items were the primary tasks necessary to be accomplished by GPS in order to achieve substantial completion of the power plant. Nevertheless, and among other actions, Exelon provided contractual notice requiring GPS to vacate the construction site, asserting that GPS had failed to perform certain obligations under the contract and was in default, and has withheld payments from GPS on invoices rendered to Exelon in accordance with the terms of the EPC contract between the parties. With vigor, GPS intends to assert its rights under the EPC contract, to pursue the collection from Exelon of amounts owed under the contract and to defend itself against the allegations that GPS has not performed in accordance with the contract.

Accounts Receivables and Contract Assets

As described in Note 6 to the accompanying consolidated financial statements, our loss experience related to uncollectible amounts billed to customers has not been significant in the past. However, there is collection risk related to accounts receivable and retainage amounts due from the customer involved in the legal dispute discussed above. We believe that the underlying invoices were prepared and submitted to the customer pursuant to the terms of the contract, but the customer did not pay them when due. The last payment received from the customer was in January 2019. We believe that we are entitled to receive payments for these billings and we are confident that payments will be received ultimately. However, the collection time for these amounts may be extended substantially and could depend on the resolution of the outstanding legal matter. As of January 31, 2020, the total amount of outstanding accounts receivable, retainages and other contract assets related to this customer was $24.5 million.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update 2016-02, Leases, which amends the existing guidance and requires the recognition of operating leases in the balance sheet. For these leases, companies are required to record assets for the rights and liabilities for the obligations that are created by the leases. The pronouncement requires disclosures that provide qualitative and quantitative information for the lease assets and liabilities presented in the financial statements. We adopted this pronouncement on February 1, 2019 using the permitted modified retrospective approach. Accordingly, prior year financial statements were not restated, and we have made the required additions to the consolidated balance sheet for right-of-use assets and the corresponding lease liabilities for operating leases existing on the adoption date and for those operating leases added during Fiscal 2020. As of January 31, 2020, the aggregate amount of the present value of remaining lease payments for these operating leases was $2.2 million.

We have made the “short-term” election, as permitted by the new standard, not to apply the new accounting to those leases with terms of twelve (12) months or less and that do not include options to purchase the underlying assets that we are reasonably certain to exercise. Based on the results of our analyses, other arrangements for the use of equipment, particularly by TRC and APC, do not constitute leases or should be treated as short-term leases. Our most significant operating leases, representing arrangements with initial lease terms greater than one year, primarily cover office and manufacturing facilities. We do not have any material finance leases as of January 31, 2020.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the normal course of business, our results of operations may be subject to risks related to fluctuations in interest rates. As of January 31, 2020, we had no outstanding borrowings under our financing arrangements with the Bank (see Note 9 to the accompanying consolidated financial statements), which provide a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at 30-day LIBOR plus 2.0%.

Financial markets around the globe are preparing for the discontinuation of LIBOR at the end of 2021 as the widely used as an indicator of basis for short-term lending rates. The transition from LIBOR is market-driven, not a change required by regulation. The US and other countries are currently working to replace LIBOR with alternative reference rates. We do not expect that the replacement of LIBOR as the basis for the determination of our short-term borrowing rate will have significant effects on the financial arrangements with the Bank or our financial reporting.

As of January 31, 2019, the weighted average annual interest rate on our short-term investments of $160.0 million was 1.8%. To illustrate the potential impact of changes in interest rates on our results of operations, we present the following hypothetical analysis, which assumes that our consolidated balance sheet as of January 31, 2020 remains constant, and no further actions are taken to alter our existing interest rate sensitivity (dollars in thousands). As the weighted average interest rate on our short-term investments was 1.8% at January 31, 2020, the largest decrease in the interest rates presented above is 180 basis points.

Basis Point Change	Increase (Decrease) in Interest Income	Increase (Decrease) in Interest Expense	Net Increase (Decrease) in Earnings (pre-tax)
Up 300 basis points	$1,378	$—	$1,378
Up 200 basis points	919	—	919
Up 100 basis points	459	—	459
Down 100 basis points	(459)	—	(459)
Down 180 basis points	(808)	—	(808)

During Fiscal 2020, Fiscal 2019 or Fiscal 2018, we did not enter into derivative financial instruments for trading, speculation or other purposes that would expose us to market risk.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Index to the Consolidated Financial Statements on page 53 of this Annual Report on Form 10-K.

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

Management assessed our internal control over financial reporting as of January 31, 2020, the end of the fiscal year, based on assessment criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

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

Attestation Report of the Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of January 31, 2020 has been audited by Grant Thornton LLP, our independent registered public accounting firm, who also audited our consolidated financial statements included in this Annual Report on Form 10-K, as stated in their reports which appear with our accompanying consolidated financial statements.

Changes in Internal Controls

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended January 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION.

Not Applicable.

PART III

The information required by the items of the Annual Report on Form 10-K, Part III, that are identified below will be incorporated by reference to our 2020 Proxy Statement relating to the election of directors and other matters, which is expected to be filed by us pursuant to Regulation 14A, within 120 days after the close of our fiscal year.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

ITEM 11. EXECUTIVE COMPENSATION.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS.

The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit No.	Description
3.1	Certificate of Incorporation, as amended. Incorporated by reference to Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed on April 10, 2019.
3.2	Bylaws. Incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K filed on April 15, 2009.
4	Description of Registrant’s Securities. (a)
10.1	Argan, Inc. 2011 Stock Plan (Revised as of 4-10-18). Incorporated by reference to the Registrant’s Proxy Statement filed on Schedule 14A on May 7, 2018.
10.2	Employment Agreement dated as of January 3, 2005 by and between Argan, Inc. and Rainer H. Bosselmann. Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2005.
10.3	Employment Agreement dated as of October 13, 2015 by and between Argan, Inc. and David H. Watson. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015.
10.4	Third Amended and Restated Employment Agreement, dated November 15, 2019, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Power Operations, LLC and William F. Griffin, Jr. Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2019.
10.5	Employment Agreement, dated November 15, 2019, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Power Operations, LLC and Charles Collins IV. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2019.
10.6	Employment Agreement, dated November 15, 2019, by and among Gemma Power Systems, LLC, Gemma Power, Inc., Gemma Power Systems California, Inc., Gemma Power Hartford, LLC, Gemma Renewable Power, LLC, Gemma Power Operations, LLC and Terrence Trebilcock. Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2019.
10.7	Replacement Credit Agreement, dated August 10, 2015, among Argan, Inc. (and certain subsidiaries of Argan, Inc.) and Bank of America, N.A. Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on December 10, 2015.
10.6	Deferred Compensation Plan, adopted by Gemma Power Systems, LLC, effective as of April 6, 2017. Incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K filed on April 11, 2017.
14.1	Code of Ethics. Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on April 27, 2004.
14.2	Argan, Inc. Code of Conduct (Amended January 2007). Incorporated by reference to the Registrant’s Annual Report on Form 10-KSB filed on April 26, 2007.
21	Subsidiaries of the Company. Incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed on April 10, 2019.
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm. (a)
31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002. (a)
31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002. (a)
32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002. (a)
32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002. (a)

101.INS#	XBRL Instance Document. (a)
101.SCH#	XBRL Schema Document. (a)
101.CAL#	XBRL Calculation Linkbase Document. (a)
101.LAB#	XBRL Labels Linkbase Document. (a)
101.PRE#	XBRL Presentation Linkbase Document. (a)
101.DEF#	XBRL Definition Linkbase Document. (a)

(a)	Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARGAN, INC.

April 14, 2020	By:	/s/ David H. Watson
David H. Watson
Senior Vice President, Chief Financial Officer, Treasurer and Secretary
(Principal Accounting and Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rainer H. Bosselmann	Chairman of the Board and Chief Executive Officer	April 14, 2020
Rainer H. Bosselmann	(Principal Executive Officer)

/s/ Cynthia A. Flanders	Director	April 14, 2020
Cynthia A. Flanders

/s/ Peter W. Getsinger	Director	April 14, 2020
Peter W. Getsinger

/s/ William F. Griffin	Director	April 14, 2020
William F. Griffin

/s/ John R. Jeffrey	Director	April 14, 2020
John R. Jeffrey

/s/ Mano Koilpillai	Director	April 14, 2020
Mano Koilpillai

/s/ William F. Leimkuhler	Director	April 14, 2020
William F. Leimkuhler

/s/ W. G. Champion Mitchell	Director	April 14, 2020
W. G. Champion Mitchell

/s/ James W. Quinn	Director	April 14, 2020
James W. Quinn

ARGAN, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020

The following financial statements (including the notes thereto and the Reports of Independent Registered Public Accounting Firm with respect thereto), are filed as part of this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Argan, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2020 and 2019, the related consolidated statements of earnings, changes in stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 14, 2020 expressed an unqualified opinion.

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

Philadelphia, Pennsylvania

April 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Argan, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Argan, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 31, 2020, and our report dated April 14, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Philadelphia, Pennsylvania

April 14, 2020

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

FOR THE YEARS ENDED JANUARY 31,

(In thousands, except per share data)

	2020	2019	2018
REVENUES	$238,997	$482,153	$892,815
Cost of revenues	245,817	399,715	743,490
GROSS (LOSS) PROFIT	(6,820)	82,438	149,325
Selling, general and administrative expenses	44,125	40,710	41,764
Impairment losses	4,895	1,491	584
(LOSS) INCOME FROM OPERATIONS	(55,840)	40,237	106,977
Other income, net	8,075	6,981	5,648
(LOSS) INCOME BEFORE INCOME TAXES	(47,765)	47,218	112,625
Income tax benefit (expense)	7,053	4,651	(40,279)
NET (LOSS) INCOME	(40,712)	51,869	72,346
Net income (loss) attributable to non-controlling interests	1,977	(167)	335
NET (LOSS) INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	(42,689)	52,036	72,011

Foreign currency translation adjustments	(770)	(1,768)	2,184
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.	$(43,459)	$50,268	$74,195

(LOSS) INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.
Basic	$(2.73)	$3.34	$4.64
Diluted	$(2.73)	$3.32	$4.56

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
Basic	15,621	15,569	15,522
Diluted	15,621	15,693	15,780

CASH DIVIDENDS PER SHARE (Note 15)	$1.00	$1.00	$1.00

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

JANUARY 31,

(Dollars in thousands, except per share data)

	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$167,363	$164,318
Short-term investments	160,499	132,213
Accounts receivable, net	37,192	36,174
Contract assets	33,379	58,357
Other current assets	23,322	25,286
TOTAL CURRENT ASSETS	421,755	416,348
Property, plant and equipment, net	22,539	19,778
Goodwill	27,943	32,838
Other purchased intangible assets, net	5,001	6,137
Deferred taxes	7,894	1,257
Right-of-use and other assets (Note 10)	2,408	290
TOTAL ASSETS	$487,540	$476,648
LIABILITIES AND EQUITY CURRENT LIABILITIES
Accounts payable	$35,442	$39,870
Accrued expenses (Notes 4, 10 and 13)	35,907	33,097
Contract liabilities	72,685	8,349
TOTAL CURRENT LIABILITIES	144,034	81,316
Other noncurrent liabilities (Note 10)	2,476	960
TOTAL LIABILITIES	146,510	82,276

COMMITMENTS AND CONTINGENCIES (Notes 10 and 11)

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.10 per share – 500,000 shares authorized; no shares issued and outstanding	—	—
Common stock, par value $0.15 per share – 30,000,000 shares authorized; 15,638,202 and 15,577,102 shares issued at January 31, 2020 and 2019, respectively; 15,634,969 and 15,573,869 shares outstanding at January 31, 2020 and 2019, respectively	2,346	2,337
Additional paid-in capital	148,713	144,961
Retained earnings	189,306	247,616
Accumulated other comprehensive loss	(1,116)	(346)
TOTAL STOCKHOLDERS’ EQUITY	339,249	394,568
Non-controlling interests	1,781	(196)
TOTAL EQUITY	341,030	394,372
TOTAL LIABILITIES AND EQUITY	$487,540	$476,648

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2020, 2019 AND 2018

(Dollars in thousands)

	Common Stock		Additional		Accumulated
	Outstanding Shares	Par Value	Paid-in Capital	Retained Earnings	Other Comprehensive (Loss) Gain	Non-controlling Interests	Total Equity
Balances, February 1, 2017	15,458,219	$2,319	$135,426	$154,649	$(762)	$937	$292,569
Net income	—	—	—	72,011	—	335	72,346
Foreign currency translation gain	—	—	—	—	2,184	—	2,184
Stock compensation expense	—	—	4,651	—	—	—	4,651
Stock option exercises	109,500	17	3,138	—	—	—	3,155
Cash distributions to joint venture partner	—	—	—	—	—	(1,229)	(1,229)
Cash dividends	—	—	—	(15,548)	—	—	(15,548)

Balances, January 31, 2018	15,567,719	2,336	143,215	211,112	1,422	43	358,128
Adoption of ASC Topic 606	—	—	—	38	—	—	38
Net income (loss)	—	—	—	52,036	—	(167)	51,869
Foreign currency translation loss	—	—	—	—	(1,768)	—	(1,768)
Stock compensation expense	—	—	1,645	—	—	—	1,645
Stock option exercises	6,150	1	101	—	—	—	102
Cash distributions to joint venture partner	—	—	—	—	—	(72)	(72)
Cash dividends	—	—	—	(15,570)	—	—	(15,570)

Balances, January 31, 2019	15,573,869	2,337	144,961	247,616	(346)	(196)	394,372
Net (loss) income	—	—	—	(42,689)	—	1,977	(40,712)
Foreign currency translation loss	—	—	——	—	(770)	—	(770)
Stock compensation expense	—	—	2,131	——	—	—	2,131
Stock option exercises	61,100	9	1,621	——	—	—	1,630
Cash dividends	—	—	—	(15,621)	—	——	(15,621)
Balances, January 31, 2020	15,634,969	$2,346	$148,713	$189,306	$(1,116)	$1,781	$341,030

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31,

(In thousands)

	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(40,712)	$51,869	$72,346
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities
Impairment losses (Note 7)	4,895	1,491	584
Depreciation	3,513	3,422	2,779
Stock compensation expense	2,131	1,645	4,651
Amortization of purchased intangible assets	1,136	1,012	1,032
Operating lease expense	1,004	—	—
Changes in accrued interest on short-term investments	714	695	(1,112)
Deferred income tax benefit	(6,640)	(2,139)	(64)
Other	175	(996)	(136)
Changes in operating assets and liabilities
Accounts receivable	(1,038)	(10,200)	(5,687)
Contract assets	24,978	(44,510)	(6,646)
Other assets	2,357	(15,160)	(4,574)
Accounts payable and accrued expenses	(3,284)	(60,187)	(6,164)
Contract liabilities	64,336	(39,264)	(129,802)
Net cash provided by (used in) operating activities	53,565	(112,322)	(72,793)

CASH FLOWS FROM INVESTING ACTIVITIES
Maturities of short-term investments	166,000	370,000	587,500
Purchases of short-term investments	(195,000)	(191,000)	(542,500)
Purchases of property, plant and equipment	(7,058)	(8,599)	(4,826)
Changes in notes receivable	—	225	(1,500)
Net cash (used in) provided by investing activities	(36,058)	170,626	38,674

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of cash dividends	(15,621)	(15,570)	(15,548)
Proceeds from the exercise of stock options	1,630	102	3,155
Distributions to joint venture partners	—	(72)	(1,229)
Net cash used in financing activities	(13,991)	(15,540)	(13,622)

EFFECTS OF EXCHANGE RATE CHANGES ON CASH	(471)	(553)	2,650
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,045	42,211	(45,091)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	164,318	122,107	167,198
CASH AND CASH EQUIVALENTS, END OF YEAR	$167,363	$164,318	$122,107

SUPPLEMENTAL CASH FLOW INFORMATION (Notes 2, 10 and 13)

The accompanying notes are an integral part of these consolidated financial statements.

ARGAN, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JANUARY 31, 2020, 2019 AND 2018

(Tabular amounts in thousands, except per share data)

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

Through GPS and APC, the Company provides a full range of engineering, procurement, construction, commissioning, operations management, maintenance, project development, technical and other consulting services to the power generation and renewable energy markets. The wide range of customers includes independent power producers, public utilities, power plant equipment suppliers and global energy plant construction firms with projects located in the continental United States (the “US”), the Republic of Ireland and the United Kingdom (the “UK”). Including consolidated joint ventures and variable interest entities (“VIEs”), GPS and APC represent the Company’s power industry services reportable segment. Through TRC, the industrial fabrication and field services reportable segment provides on-site services that support maintenance turnarounds, shutdowns and emergency mobilizations for industrial plants primarily located in the southeast region of the US and that are based on its expertise in producing, delivering and installing fabricated steel components such as piping systems and pressure vessels. Through SMC, which conducts business as SMC Infrastructure Solutions, the telecommunications infrastructure services segment provides project management, construction, installation and maintenance services to commercial, local government and federal government customers primarily in the mid-Atlantic region of the US.

Basis of Presentation and Significant Accounting Policies

The consolidated financial statements include the accounts of Argan, its wholly owned subsidiaries, and its financially-controlled joint ventures and other VIEs (see Note 3). All significant inter-company balances and transactions have been eliminated in consolidation. Certain comparative amounts in the consolidated balance sheet and the consolidated statements of cash flows were reclassified to conform to the current year presentation. In Note 16, the Company has provided certain financial information relating to the operating results and assets of its reportable segments based on the manner in which management disaggregates the Company’s financial reporting for purposes of making internal operating decisions. The Company’s fiscal year ends on January 31 of each year.

Use of Estimates – The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues, expenses, and certain financial statement disclosures. Management believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. Estimates are used for, but are not limited to, the Company’s accounting for revenues, the valuation of assets with long and indefinite lives including goodwill, the valuation of restricted stock and options to purchase shares of the Company’s common stock, the evaluation of contingent obligations and uncertain income tax return positions, the valuation of deferred taxes, and the determination of the allowance for doubtful accounts. Actual results could differ from these estimates.

Property, Plant and Equipment – Property, plant and equipment are stated at cost less accumulated depreciation. Such assets acquired in a business combination are initially included in the Company’s consolidated balance sheet at fair values. The Company capitalizes the power plant project development costs incurred by its consolidated variable interest entities. Should these construction preparation efforts be unsuccessful, the costs would be written-off at that time. Depreciation amounts are determined using the straight-line method over the estimated useful lives of the assets, other than land, which are generally from five to thirty-nine years. Building and leasehold improvements are amortized on a straight-line basis over the shorter of the estimated useful life of the related asset or the lease term, as applicable. The costs of maintenance and repairs are expensed as incurred and major improvements are capitalized. When an asset is sold or retired, the cost and related accumulated depreciation amounts are removed from the accounts and the resulting gain or loss is included in earnings.

Goodwill – At least annually, the Company reviews the carrying value of goodwill amounts for impairment. Each goodwill impairment assessment is performed using the quantitative business valuation process except in those circumstances when a simplified qualitative approach performed by management results in a conclusion that it is unlikely that an impairment of the applicable goodwill amount has occurred.

The Company identifies a potential impairment loss by comparing the fair value of a reporting unit with its carrying amount, including goodwill. In the quantitative approach, the fair value of the reporting unit is estimated using various market-based and income-based valuation techniques as applicable in the particular circumstances. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not deemed to be impaired. If the carrying amount of the reporting unit exceeds its fair value, a goodwill impairment loss is recorded in an amount equal to the excess of the unit’s carrying value over its fair value, not to exceed the amount of goodwill allocated to the reporting unit. Nonetheless, the Company evaluates amounts of goodwill for impairment at any time when events or changes in circumstances indicate that goodwill value may be impaired.

The simplified method allows the Company to first assess qualitative factors to decide whether it is necessary to perform the more complex quantitative goodwill impairment test. It is not required to calculate the fair value of a reporting unit unless management concludes, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The professional guidance for this evaluation identifies the types of factors which the Company should consider in conducting the qualitative assessment including macroeconomic, industry, market and entity-specific factors.

Long-Lived Assets – Long-lived assets, consisting primarily of purchased intangible assets with definite lives, property, plant and equipment, are subject to review for impairment whenever events or changes in circumstances indicate that a carrying amount should be assessed. In such circumstances, the Company would compare the carrying value of the long-lived asset to the undiscounted future cash flows expected to result from the use of the asset. In the event that the Company would determine that the carrying value of the asset is not recoverable, a loss would be recognized based on the amount by which the carrying value exceeds the fair value of the asset. Fair value would be determined by using quoted market prices or valuation techniques such as the present value of expected future cash flows, appraisals, or other pricing models as appropriate. The useful lives and amortization of purchased intangible assets are described in Note 7.

Revenue Recognition – Effective February 1, 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers,” and a series of related amendments which together hereinafter are referred to as “ASC Topic 606”, using the permitted modified retrospective method. Accordingly, the new guidance was applied retrospectively to contracts that were not completed as of the adoption date. Results for Fiscal 2020 and Fiscal 2019 have been presented in accordance with the new guidance. Operating results for the year ended January 31, 2018 were not adjusted and are presented in accordance with previous guidance. The differences between the Company’s reported operating results for Fiscal 2020 and Fiscal 2019, which reflect the application of the new standard on the Company’s contracts, and the results that would have been reported if the accounting was performed pursuant to the accounting standards previously in effect, are not material. The effect of the adoption on retained earnings as of February 1, 2018 was an income tax-effected increase of less than $0.1 million.

The revenue recognition standard outlines a single comprehensive five-step model for entities to use in accounting for revenues arising from contracts with customers that requires reporting entities to:

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

Almost all of the Company’s fixed-price contracts are considered to have a single performance obligation. Although multiple promises to transfer individual goods or services may exist, they are not typically distinct within the context of such contracts because contract promises included therein are interrelated or the contracts require the Company to perform critical integration so that the customer receives a completed project. Warranties provided under the Company’s contracts with customers are assurance-type and are included as elements of the single performance obligations.

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

Contract assets are defined in the new standard to include amounts that represent the rights to receive payment for goods or services that have been transferred to the project owner, with the rights conditional upon something other than the passage of time. Contract liabilities are defined in the new standard to include the amounts that reflect obligations to provide goods or services for which payment has been received. In addition, the definition of accounts receivable was revised to effectively exclude billed amounts which, pursuant to the terms of the applicable contract, are not paid by project owners until a defined phase of a contract or project has been completed and accepted. These retained amounts were historically included in accounts receivable, but are now reflected in contract assets or contract liabilities depending on the net contract position of the particular contract. Retention amounts and the length of retention periods may vary. Retainage amounts related to active contracts are considered current regardless of the term of the applicable contract; such amounts are generally collected by the completion of the applicable contract. The total of amounts retained by project owners under construction contracts at January 31, 2020 and 2019 were $20.0 million and $15.3 million, respectively.

Income Taxes – Deferred taxes are recognized using enacted tax rates for the effects of temporary differences between the book and tax bases of assets and liabilities. If management believes that it is more likely than not that some portion or all of a deferred tax asset will not be realized, the carrying value will be reduced by a valuation allowance.

The Company accounts for uncertain tax positions in accordance with current accounting guidance which prescribes a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, on the income tax returns of the Company. Management evaluates and the Company records the effect of any uncertain tax position based on the amount that management deems is more likely than not (i.e., greater than a 50% probability) to be sustained upon examination and ultimate settlement with the tax authorities in the applicable tax jurisdiction (see Note 13).

Interest incurred related to overdue income taxes is included in income tax expense; franchise taxes and income tax penalties are included in selling, general and administrative expenses.

Share-Based Payments – The Company measures and recognizes compensation expense for all stock options awarded to employees and directors based upon estimates of fair value determined at the dates of award using an option pricing model. The compensation expense for each stock option is recognized on a straight-line basis over the corresponding vesting period which is typically three years. The fair value amounts associated with restricted stock awards, which are determined on the dates of award, are being recorded in stock compensation expense over the three-year contractual lapsing periods for the corresponding restrictions. For each exercise of a stock option, the Company determines whether the difference between the deduction for income tax reporting purposes created at that time and the related compensation expense previously recorded for financial reporting purposes results in either an excess income tax benefit or an income tax deficiency which is recognized, accordingly, as income tax benefit or expense in the corresponding consolidated statement of earnings.

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

Foreign Currency Translation – The accompanying consolidated financial statements are presented in the currency of the United States (“US Dollars”). The effects of translating the financial statements of APC from its functional currency (Euros) into the Company’s reporting currency (US Dollars) are recognized as translation adjustments in accumulated other comprehensive (loss) income. There are no applicable income taxes. The translation of assets and liabilities to US Dollars is made at the exchange rate in effect at the consolidated balance sheet date, while equity accounts are translated at historical rates. The translation of the statement of earnings amounts is made monthly based generally on the average currency exchange rate for the month. Net foreign currency transaction gains and losses were included in other income in the consolidated statements of earnings for the years ended January 31, 2020, 2019 and 2018; such amounts were not material.

NOTE 2 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective February 1, 2019, the Company adopted ASU 2016-02, “Leases,” as amended, which herein is referred to as “ASC Topic 842.” Accordingly, operating leases with lease terms of more than twelve (12) months have been presented in the consolidated balance sheet as of January 31, 2020 by including assets for the right-of-use and liabilities for the obligations that are created by these leases (see Note 10). The Company elected to apply the transition requirements at the adoption date rather than at the beginning of the earliest comparative period presented herein. The aggregate amount of right-of-use assets and the related lease liabilities added to the Company’s consolidated balance sheet as of February 1, 2019 was $1.3 million. There was no cumulative effect adjustment that had to be made to retained earnings at the adoption date, and prior year consolidated financial statements were not restated. The new accounting for leases did not have a material effect on the Company’s operating results for Fiscal 2020.

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

NOTE 3 – SPECIAL PURPOSE ENTITIES

Variable Interest Entity

In January 2018, the Company was deemed to be the primary beneficiary of a VIE that is performing the project development activities related to the planned construction of a new natural gas-fired power plant. Consideration for the Company’s engineering and financial support includes the right to build the power plant pursuant to a turnkey engineering, procurement and construction (“EPC”) services contract that has been negotiated and announced. The account balances of the VIE are included in the consolidated financial statements, including development costs incurred by the VIE during Fiscal 2020 and Fiscal 2019, and a gain of $2.2 million related to the granting of a utility easement that is included in other income for Fiscal 2020. The total amounts of the project development costs included in the balances for property, plant and equipment as of January 31, 2020 and 2019 were $6.9 million and $2.1 million, respectively. At January 31, 2020 and 2019, the total amounts of notes receivable from the VIE and related accrued interest, which amounts are eliminated in consolidation, were $6.0 million and $2.1 million, respectively.

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

NOTE 4 – REVENUES FROM CONTRACTS WITH CUSTOMERS

Variable Consideration

Amounts for contract variations for which the Company has project-owner directive for additional work or other scope change, but not for the price associated with the corresponding additional effort, are included in the transaction price when it is considered probable that the applicable costs will be recovered through a modification to the contract price. The effects of any revision to a transaction price can be determined at any time and they could be material. The Company may include in the corresponding transaction price a portion of the amount claimed in a dispute that it expects to receive from a project owner. Once a settlement of the dispute has been reached with the project owner, the transaction price may be revised again to reflect the final resolution. The aggregate amount of such contract variations included in the transaction prices that were used to determine project-to-date revenues at January 31, 2020 and 2019, were $20.6 million and $18.8 million, respectively. Variations related to the Company’s contracts typically represent modifications to the existing contracts and performance obligations, and do not represent new performance obligations. Actual costs related to any changes in the scope of the corresponding contract are expensed as they are incurred. Changes to total estimated contract costs and losses, if any, are reflected in operating results for the period in which they are determined.

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

Accounting for a Loss Contract

In its Form 10-K Annual Report for the year ended January 31, 2019, the Company disclosed that APC was completing a power-plant construction project in the UK that had encountered significant operational and contractual challenges, and that the consolidated operating results for the year ended January 31, 2019 reflected unfavorable gross profit adjustments related to this project. The disclosure explained that the project progress was behind the schedule originally established for the job and warned that the project may continue to impact consolidated operating results negatively until it reaches completion.

Subsequent to the release of the Company’s consolidated financial statements for Fiscal 2019, APC’s estimates of the unfavorable financial impacts of the difficulties on this particular project located in Teesside, England (the “TeesREP” project) escalated substantially. APC then conducted new comprehensive reviews of the remaining contract work, prepared new timelines for the completion of the project and assessed other factors. Based on the completed analyses that have been updated multiple times through Fiscal 2020, management expects that the forecasted costs for APC at contract completion will exceed projected revenues by approximately $33.6 million.

The total amount of the expected loss on this project has been reflected in the consolidated financial statements for Fiscal 2020. In addition, an effect of changes that the Company made during Fiscal 2020 to transaction prices and to estimates of the costs-to-complete active contracts, including changes primarily related to the loss contract, was a net reversal of $1.4 million in revenues that were recognized during Fiscal 2019. The amount of the remaining contract loss reserve as of January 31, 2020, approximately $5.8 million, was included in accrued expenses in the accompanying consolidated balance sheet. The total amounts of accounts receivable and contract assets related to the TeesREP project and included in the consolidated balance sheets were $19.2 million as of January 31, 2020 and $32.9 million as of January 31, 2019.

During the fourth quarter of Fiscal 2020, APC and its customer, the engineering, procurement and construction services contractor on the TeesREP project, agreed to operational and commercial terms for the completion of the project. This framework generally addresses project schedule, payment terms, scope, performance guarantees and other terms and conditions for reaching substantial completion of APC’s portion of the total project by mid-2020. The framework does not resolve significant past commercial differences which may have to be addressed through applicable dispute resolution mechanisms. While management was disappointed that a global settlement of past commercial differences could not be achieved at the same time, management believes that it is in the Company’s best interests to complete the TeesREP project while the the Company continues efforts to settle them. Currently, it is not possible to predict precisely how, when and on what terms (if any) the past commercial differences will be resolved. The Company continues to reserve its rights under the contract.

Remaining Unsatisfied Performance Obligations (“RUPO”)

The amount of RUPO represents the unrecognized revenue value of active contracts with customers as determined under ASC Topic 606. Increases to RUPO during a reporting period represent the transaction prices associated with new contracts, as well as additions to the transaction prices of existing contracts. The amounts of such changes may vary significantly each reporting period based on the timing of major new contract awards and the occurrence and assessment of contract variations. At January 31, 2020, the Company had RUPO of $781.4 million. The largest portion of RUPO at any date usually relates to service contracts with typical performance durations of 2 to 3 years. However, the length of certain significant construction projects may exceed three years.

The Company estimates that approximately 39% of the RUPO amount at January 31, 2020 will be included in the amount of consolidated revenues that will be recognized during the fiscal year ending January 31, 2021. Most of the remaining amount of the RUPO at January 31, 2020 is expected to be recognized in revenues over the following two fiscal years. It is important to understand that the amounts of consolidated revenues that the Company expects to report for each of the next three fiscal years exceeds the portions of RUPO at January 31, 2020 that it anticipates recognizing during each of the years. Revenues for future periods will also include amounts related to customer contracts started or awarded subsequent to January 31, 2020. It is also important to note that estimates may be changed in the future and that cancellations, deferrals, scope adjustments may occur related to work included in RUPO at January 31, 2020. Accordingly, RUPO may be adjusted to reflect project cancellations, revisions to project scope and cost, foreign currency exchange fluctuations, and project deferrals, or to revise estimates, as their effects become known. Such adjustments may materially reduce future revenues below Company estimates.

Disaggregation of Revenues

The following table presents consolidated revenues for Fiscal 2020, Fiscal 2019 and Fiscal 2018, disaggregated by the geographic area where the work was performed:

	2020	2019	2018
United States	$169,299	$371,609	$870,029
United Kingdom	49,028	81,319	12,244
Republic of Ireland	20,342	28,352	10,542
Other	328	873	—
Consolidated Revenues	$238,997	$482,153	$892,815

Each year, the majority of consolidated revenues are recognized pursuant to fixed-price contracts with most of the remaining portions earned pursuant to time and material contracts. Consolidated revenues are disaggregated by reportable segment in Note 16 to the consolidated financial statements.

NOTE 5 – CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

At January 31, 2020 and 2019, a significant amount of cash and cash equivalents was invested in a mutual fund with net assets invested in high-quality money market instruments. Such investments include US Treasury obligations; obligations of US government agencies, authorities, instrumentalities or sponsored enterprises; and repurchase agreements secured by US government obligations. The Company considers all liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Short-term investments as of January 31, 2020 and 2019 consisted solely of certificates of deposit purchased from Bank of America (the “Bank”) with weighted average initial maturities of 165 days and 250 days, respectively (the “CDs”). The Company has the intent and ability to hold the CDs until they mature, and they are carried at cost plus accrued interest which approximates fair value. The total carrying value amounts as of January 31, 2020 and 2019 included accrued interest of $0.5 million and $1.2 million, respectively. Interest income is recorded when earned and is included in other income. As of January 31, 2020 and 2019, the weighted average annual interest rates of the CDs were 1.8% and 2.6%, respectively. In addition, the Company has a substantial portion of its cash on deposit in the US at the Bank in excess of federally insured limits. Management does not believe that the combined amount of the CD investments and the cash deposited with the Bank represents a material risk. The Company also maintain certain Euro-based bank accounts in the Republic of Ireland and certain pound sterling-based bank accounts in the UK in support of the operations of APC.

NOTE 6 – ACCOUNTS AND NOTES RECEIVABLE

The Company generally extends credit to a customer based on an evaluation of the customer’s financial condition without requiring collateral. Exposure to losses on accounts and notes receivable is expected to differ by customer due to the varying financial condition of each customer. The Company monitors its exposure to credit losses and maintains an allowance for anticipated losses considered necessary under the circumstances based on a review of each currently outstanding account and considers its historical experience with customers having overdue amounts. As of January 31, 2020, there were outstanding invoices, with balances included in accounts receivable and contract assets in the aggregate amount of $24.5 million, for which the collection time will most likely depend on the resolution of the outstanding legal dispute between the parties (see Note 11). At January 31, 2020 and 2019, the balances of the Company’s allowance for uncollectible accounts were insignificant.

The amounts of the provision for uncollectible accounts and notes receivable were $0.2 million and $0.3 million for Fiscal 2019 and 2018, respectively, and were included in selling, general and administrative expenses for the corresponding year. The amount for Fiscal 2020 was immaterial.

NOTE 7 – PURCHASED INTANGIBLE ASSETS

Primarily due to the significant reduction of the fair value of the business of APC deemed to have occurred as a result of the substantial contract loss discussed in Note 4 above, the Company recorded an impairment loss during Fiscal 2020 in the amount of $2.1 million, which was the remaining balance of goodwill associated with APC.

The Company performed a goodwill impairment assessment for TRC as of November 1, 2019 with the assistance of a professional business valuation firm. It was determined that the fair value of TRC was less than the corresponding carrying value and an additional goodwill impairment loss of approximately $2.8 million was recorded (see the following paragraph). The fair value amount for TRC determined as of November 1, 2019 reflected a weighting of results determined using various business valuation approaches. As in the past, the majority of the weighted average fair value was based on the result of modeling discounted future net-after-tax cash flows of the business. The discounted cash flows of TRC were based on a management forecast of operating results. The forecast reflects an average annual growth in revenues of approximately 4.7% over the next seven years, with a terminal value annual growth rate of 3%, with forecasted annual earnings before interest and taxes increasing from 4.8% of revenues for the year ending January 31, 2021 to 6.5% of revenues by the year ending January 31, 2027.

The goodwill impairment assessments performed for TRC as of November 1, 2018 and 2017 determined that the fair value of TRC was less than the corresponding carrying value at each date, and goodwill impairment losses of approximately $1.5 million $0.6 million were recorded for Fiscal 2019 and Fiscal 2018, respectively. The fair value amounts for TRC determined at each date reflected a weighting of results determined using various business valuation approaches. The majority of the weighted average fair value was based on the result of modeling discounted future net-after-tax cash flows of the business that were forecasted at the time.

Although the Company believes that the projected financial results as of November 1, 2019 are reasonable considering recent operating and current business prospects, any future results that would compare unfavorably with the projected results could result in additional material goodwill impairment losses. The results of the impairment assessment performed for Fiscal 2020 indicate that TRC was unable to achieve forecasts made in prior years and that working capital requirements have increased. No events related to TRC occurred during the fourth quarter of Fiscal 2020 that caused the Company to perform a subsequent impairment assessment.

The changes in the balances of goodwill for Fiscal 2020, Fiscal 2019 and Fiscal 2018 were as follows:

	GPS	TRC	APC	Totals
Balances, February 1, 2017	$18,476	$14,365	$2,072	$34,913
Impairment loss	—	(584)	—	(584)
Balances, January 31, 2018	18,476	13,781	2,072	34,329
Impairment loss	—	(1,491)	—	(1,491)
Balances, January 31, 2019	18,476	12,290	2,072	32,838
Impairment losses	—	(2,823)	(2,072)	(4,895)
Balances, January 31, 2020	$18,476	$9,467	$—	$27,943

The impairment losses recorded by the Company since Fiscal 2016, the year that both APC and TRC were acquired, represents 34% of the goodwill amount originally established for TRC and 100% of the original amount of goodwill related to APC. For income tax reporting purposes, goodwill related to acquisitions in the approximate amount of $16.4 million is being amortized on a straight-line basis over periods of 15 years. The other amounts of the Company’s goodwill are not amortizable for income tax reporting purposes.

Purchased intangible assets, other than goodwill, consisted of the following elements as of January 31, 2020.

		2020			2019
	Estimated Useful Life	Gross Amounts	Accumulated Amortization	Net Amounts	Net Amounts
Trade names
TRC	15 years	$4,499	$1,250	$3,249	$3,549
GPS	15 years	3,643	3,193	450	694
SMC	—	181	181	—	181
Process certifications	7 years	1,897	1,129	768	1,039
Customer relationships	4-10 years	1,346	812	534	674
Totals		$11,566	$6,565	$5,001	$6,137

The Company determined the fair values of the trade names using a relief-from-royalty methodology. The Company believes that the useful lives of the trade names for GPS and TRC represent the remaining number of years that such intangibles are expected to contribute to future cash flows. In order to value the process certifications of TRC, the Company applied a reproduction cost method that required the estimation of the costs to replace the assets with certifications that would have the same functionality or utility as the acquired assets. The balance for customer relationships as of January 31, 2020 is associated primarily with TRC; the corresponding gross amount was determined at the time of the acquisition of TRC by discounting cash flows expected from existing significant customer relationships. There were no additions to other purchased intangible assets during Fiscal 2020, Fiscal 2019 and Fiscal 2018, nor were there any impairment losses related to the assets for those years. Amortization expense related to purchased intangible assets for Fiscal 2020, 2019 and 2018 were $1.1 million, $1.0 million and $1.0 million, respectively.

The future amounts of amortization related to purchased intangibles are presented below for the years ending January 31,

2021	$905
2022	870
2023	617
2024	392
2025	391
Thereafter	1,826
Total	$5,001

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at January 31, 2020 and 2019:

	2020	2019
Land and improvements	$863	$863
Building and improvements	5,696	6,000
Furniture, machinery and equipment	18,900	17,779
Trucks and other vehicles	5,213	4,918
Project development costs (Note 3)	6,853	2,149
	37,525	31,709
Less - accumulated depreciation	14,986	11,931
Property, plant and equipment, net	$22,539	$19,778

Project development costs have been incurred by the Company’s consolidated variable interest entity in preparation for building a new gas-fired power plant. Such costs include engineering costs, professional fees and permitting fees. Depreciation for property, plant and equipment was $3.5 million, $3.4 million and $2.8 million for Fiscal 2020, 2019 and 2018, respectively, which amounts were charged substantially to selling, general and administrative expenses in each year. The costs of maintenance and repairs were $3.4 million, $3.1 million and $2.4 million for Fiscal 2020, 2019 and 2018, respectively, which amounts were charged substantially to selling, general and administrative expenses each year as well.

NOTE 9 – FINANCING ARRANGEMENTS

The Company maintains financing arrangements with the Bank that are described in an Amended and Restated Replacement Credit Agreement (the “Credit Agreement”), dated May 15, 2017. The Credit Agreement provides a revolving loan with a maximum borrowing amount of $50.0 million that is available until May 31, 2021 with interest at the 30-day London Interbank Offered Rate (“LIBOR”) plus 2.0%. The Company may also use the borrowing ability to cover other credit instruments issued by the Bank for the Company’s use in the ordinary course of business. As of January 31, 2020 and 2019, the Company had credit outstanding under the Credit Agreement, but no borrowings, in the approximate amounts of $9.9 million and $15.2 million, respectively; approximately 80% of the outstanding amount as of January 31, 2020 relates to the TeesREP project (see Note 4). Additionally, in support of the current project development activities of a VIE (see Note 3), the Bank issued a letter of credit, outside the scope of the Credit Agreement, in the amount of $3.4 million for which the Company has provided cash collateral.

The Company has pledged the majority of its assets to secure its financing arrangements. The Bank’s consent is not required for acquisitions, divestitures, cash dividends or significant investments as long as certain conditions are met. The Bank requires that the Company comply with certain financial covenants at its fiscal year-end and at each of its fiscal quarter-ends. The Credit Agreement also includes other terms, covenants and events of default that are customary for a credit facility of its size and nature. As of January 31, 2020 and 2019, the Company was in compliance with the financial covenants.

NOTE 10 – COMMITMENTS

Leases

The Company determines if a contract is or contains a lease at inception or upon modification of the contract. A contract is or contains a lease if it conveys the right to control the use of an identified asset for a period in exchange for consideration. Control over the use of the identified asset means the lessee has both (a) the right to obtain substantially all of the economic benefits from the use of the asset and (b) the right to direct the use of the asset. The Company has made the election, as permitted by the new standard, not to apply the new accounting to those leases with terms of twelve (12) months or less and that do not include options to purchase the underlying assets that the Company is reasonably certain to exercise. Finally, the Company elected to utilize the package of permitted practical expedients that allowed entities to not reassess whether any existing contracts were or contained leases.

The Company’s operating leases primarily cover office space that expire on various dates through May 2024; it has no finance leases. Most of the equipment used by the Company in the performance of its construction services contracts is rented, with periods of expected usage less than one year, or owned. Certain leases contain renewal options, which are included in expected lease terms if they are reasonably certain of being exercised by the Company.

Other equipment leases are embedded in broader agreements with subcontractors or construction equipment suppliers. None of the operating leases include significant amounts for incentives, rent holidays or price escalations. Under certain lease agreements, the Company is obligated to pay property taxes, insurance, and maintenance costs.

Operating lease right-of-use assets and associated lease liabilities are recognized in the balance sheet at the lease commencement date based on the present value of future minimum lease payments to be made over the expected lease term. As the implicit rate is not determinable in most of the Company’s leases, management uses the Company’s incremental borrowing rate (LIBOR plus 2%) at the commencement date in determining the present value of future payments. The expected lease term includes an option to extend or to terminate the lease when it is reasonably certain the Company will exercise such option. The aggregate amount of new right-of-use assets and the related lease liabilities added to the Company’s consolidated balance sheet during Fiscal 2020 was approximately $2.0 million.

Lease expense for minimum lease payments is recognized on a straight-line basis over the expected lease term. Operating lease expense for Fiscal 2020 and operating lease payments made during Fiscal 2020 were both approximately $1.0 million. For operating leases as of January 31, 2020, the weighted average lease term was 33 months and the weighted average discount rate was 4.1%. The following is a schedule of future minimum lease payments for the operating leases that were recognized in the consolidated balance sheet as of January 31, 2020:

Years ending January 31,
2021	$1,239
2022	639
2023	246
2024	179
2025	25
Total lease payments	2,328
Less interest portion	118
Present value of lease payments	2,210
Less current portion (included in accrued expenses)	1,574
Non-current portion	$636

The future minimum lease payments presented above include amounts due under a long-term lease covering the primary offices and plant for TRC with the founder and current chief executive officer of TRC at an annual rate of $0.3 million through April 30, 2021, as well as amounts due under a long-term lease covering the primary offices for APC with several of its current and former executives at an annual rate of less than $0.1 million through December 31, 2023.

The Company also uses equipment and occupies other facilities under short-term rental agreements. Rent expense amounts incurred under operating leases and short-term rental agreements (including portions of the lease expense amount disclosed above) and included in costs of revenues were $4.0 million, $11.4 million and $20.3 million for Fiscal 2020, 2019 and 2018. Rent expense amounts incurred under these types of arrangements (including portions of the lease expense amount disclosed above) and included in selling, general and administrative expenses were approximately $0.7 million for each year.

Performance Bonds and Guarantees

In the normal course of business and for certain major projects, the Company may be required to obtain surety or performance bonding, to provide parent company guarantees, or to cause the issuance of letters of credit (or some combination thereof) in order to provide performance assurances to clients on behalf of its contractor subsidiaries. As these subsidiaries are wholly-owned, any actual liability related to contract performance is ordinarily reflected in the financial statement account balances determined pursuant to the Company’s accounting for contracts with customers. When sufficient information about performance claims on guaranteed projects would be available and monetary damages or other costs or losses would be determined to be probable, the Company would record such guarantee losses. Any amounts that may be required to be paid in excess of the estimated costs to complete contracts in progress as of January 31, 2020 are not estimable.

Argan has provided a parent company performance guarantee and has caused the Bank to issue certain letters of credit (see Notes 4 and 9) to Técnicas Reunidas (“TR”), the EPC services contractor on the TeesREP project, on behalf of APC, a major subcontractor to TR on this project. As of January 31, 2020, the Company has also provided a financial guarantee on behalf of GPS to an original equipment manufacturer in the amount of $3.6 million in support of business developmental efforts which did result in the award of an EPC services contract to GPS for the construction of a gas-fired plant project.

Warranties

The Company generally provides assurance-type warranties for work performed under its construction contracts which do not represent separate performance obligations. The warranties cover defects in equipment, materials, design or workmanship, and most warranty periods typically run from nine to twenty-four months after the completion of construction on a particular project. Because of the nature of the Company’s projects, including project owner inspections of the work both during construction and prior to substantial completion, the Company has not experienced material unexpected warranty costs in the past. Warranty costs are estimated based on experience with the type of work and any known risks relative to each completed project. The accruals of liabilities, which are established to cover estimated future warranty costs, are recorded as the contracted work is performed, and they are included in the amounts of accrued expenses in the consolidated balances sheets. The liability amounts may be periodically adjusted to reflect changes in the estimated size and number of expected warranty claims.

Self-Insurance

TRC uses a self-insurance program for exposures related to worker’s compensation and certain employee health insurance claims. Liabilities in excess of contractually limited amounts are the responsibility of an insurance carrier. Beginning in calendar year 2017, the employee health benefits for the employees of TRC, which were previously self-insured, are fully insured.

To the extent that the Company retains the risks for these exposures, including claims incurred but not reported, and for any loss amounts related to the deductibility clauses included in its other insurance policies, liabilities have been accrued based upon the Company’s best estimates, with input from legal and insurance advisors. Changes in assumptions, as well as changes in actual experience, could cause these estimates to change in the near-term. Management believes that reasonably possible losses, if any, for these matters, to the extent not otherwise disclosed and net of recorded accruals, will not have a material adverse effect on the Company’s future results of operations, financial position or cash flow. At January 31, 2020 and 2019, the aggregate amounts established to cover retained losses and remaining self-insured claims were included in the balances of accrued expenses in the corresponding consolidated balance sheets.

NOTE 11 – LEGAL CONTINGENCIES

In the normal course of business, the Company may also have pending claims and legal proceedings. It is the opinion of management, based on information available at this time, that there are no current claims and proceedings that could have a material adverse effect on the Company’s consolidated financial statements except for the outstanding matter described below.

Outstanding Legal Matter

In January 2019, GPS filed a lawsuit against Exelon West Medway II, LLC and Exelon Generation Company, LLC (together referred to as “Exelon”) for Exelon’s breach of contract and failure to remedy various conditions which negatively impacted the schedule and the costs associated with the construction by GPS of a gas-fired power plant for Exelon in Massachusetts. As a result, the Company believes that Exelon has received the benefits of the construction efforts of GPS and the corresponding progress made on the project without making payments to GPS for the value received (see Note 6). On March 7, 2019, Exelon provided GPS with a notice intending to terminate the EPC contract under which GPS had been providing services to Exelon. At that time, the construction project was nearly complete and both of the power generation units included in the plant had successfully reached first fire. The completion of various prescribed performance tests and the clearance of punch-list items were the primary tasks necessary to be accomplished by GPS in order to achieve substantial completion of the power plant. Nevertheless, and among other actions, Exelon provided contractual notice requiring GPS to vacate the construction site, asserting that GPS had failed to fulfill certain obligations under the contract and was in default, and has withheld payments from GPS on invoices rendered to Exelon in accordance with the terms of the EPC contract between the parties.

With vigor, GPS intends to assert its rights under the EPC contract, to pursue the collection from Exelon of amounts owed under the contract and to defend itself against the allegations that GPS has not performed in accordance with the contract. During Fiscal 2020, most of the litigation activities have focused on pre-trial preparations by the legal teams. All discovery is scheduled to close on April 30, 2020.

Settled Legal Matters

In another legal matter, GPS was in a dispute with a former subcontractor on one of its power plant construction projects that was settled pursuant to binding arbitration in June 2018. The arbitration panel awarded approximately $5.2 million, plus interest of $0.7 million and arbitration fees, to the subcontractor. The substantial portion of the total amount, which was paid by GPS to the subcontractor in July 2018, was charged to cost of revenues during Fiscal 2019. In connection with the settlement, the legal claims made by the parties against each other were dismissed with prejudice and without costs to the parties, all liens filed by the subcontractor related to the project were released, and each party provided the other with a release from future claims related to this matter.

On February 1, 2016, TRC was sued in Person County, North Carolina, by a subcontractor, PPS Engineers, Inc. (“PPS”), which also made other claims, in an attempt to force TRC to pay invoices for services rendered in the total amount of $2.3 million. On March 4, 2016, TRC filed responses to the claims of PPS. The amounts invoiced by PPS were accrued by TRC and the corresponding liability amounts were included in accounts payable in the consolidated balance sheet as January 31, 2018. TRC did not record an account receivable for the amounts it believed were owed to it by PPS. After an attempted mediation effort was unproductive in resolving the disputes and the litigation process was begun, the parties agreed to a settlement of all claims made against each other with TRC agreeing to make a payment to PPS in the amount of $0.9 million. As the total of the previously accrued amounts exceeded the negotiated settlement amount, the Company recorded a gain on the settlement in the amount of $1.4 million that was included in other income for Fiscal 2019.

NOTE 12 – STOCK-BASED COMPENSATION

The Company’s board of directors may make awards under the 2011 Stock Plan (the “Stock Plan”) to officers, directors and key employees. Awards may include nonqualified stock options (“NSOs”), incentive stock options (“ISOs”), and restricted or unrestricted stock. The specific provisions for each award made pursuant to the terms of the Stock Plan are documented in a written agreement between the Company and the awardee.

All stock options awarded under the Stock Plan shall have an exercise price per share at least equal to the common stock’s market value on the date of grant. Stock options shall have terms no longer than ten years. Commencing in January 2018, stock options have been awarded with one-third of each stock option vesting on each of the first three anniversaries of the corresponding award date. Earlier stock option awards typically became exercisable one year from the date of award. As of January 31, 2020, there were approximately 1.7 million shares of the Company’s common stock reserved for issuance under the Stock Plan; this number includes 381,833 shares of common stock available for future awards.

Summaries of stock option activity under the Company’s stock option plans for Fiscal 2020, 2019 and 2018, along with corresponding weighted average per share amounts, are presented below (shares in thousands):

	Shares	Exercise Price	Remaining Term (years)	Fair Value
Outstanding, February 1, 2017	707	$39.04	7.82	$10.22
Granted	302	$53.49
Exercised	(110)	$28.81
Forfeited	(10)	$71.75
Outstanding, January 31, 2018	889	$44.83	7.91	$11.74
Granted	257	$40.54
Exercised	(6)	$17.19
Outstanding, January 31, 2019	1,140	$44.01	7.54	$11.22
Granted	238	$44.76
Exercised	(61)	$26.67
Forfeited	(46)	$48.47
Outstanding, January 31, 2020	1,271	$44.83	7.18	$11.06

Exercisable, January 31, 2020	823	$45.58	6.20	$11.78

The changes in the number of non-vested options to purchase shares of common stock for Fiscal 2020, 2019 and 2018, and the weighted average fair value per share for each number, are presented below (shares in thousands):

	Shares	Fair Value
Non-vested, February 1, 2017	270	$14.93
Granted	302	$13.55
Vested	(260)	$15.31
Forfeitures	(10)	$19.14
Non-vested, January 31, 2018	302	$13.55
Granted	257	$9.31
Vested	(184)	$14.75
Non-vested, January 31, 2019	375	$10.05
Granted	238	$9.60
Vested	(134)	$10.25
Forfeitures	(31)	$10.28
Non-vested, January 31, 2020	448	$9.74

Pursuant to the terms of the Stock Plan and as described in the corresponding written agreements with the executives, the Company awarded performance-based restricted stock units to two senior executives in April 2019 and 2018 covering up to 36,000 shares of common stock at each date plus a number of shares to be determined based on the amount of cash dividends deemed paid on shares earned pursuant to the awards. The release of the stock restrictions depends on the total shareholder return performance of the Company’s common stock measured against the performance of a peer-group of common stocks over three-year periods. The award-date fair value amounts for restricted stock units were determined by using the per share market price of the Company’s common stock on the dates of award and the target number of shares for the awards, by assigning equal probabilities to the thirteen possible payout outcomes at the ends of the three-year vesting periods, and by computing the weighted average of the outcome amounts. For each case, the estimated fair value amount was calculated to be 88.5% of the aggregate market value of the target number of shares on the award date.

The fair values of stock options and restricted stock units are recorded as stock compensation expense over the vesting periods of the corresponding awards. Expense amounts related to stock awards were $2.1 million, $1.6 million and $4.7 million for Fiscal 2020, 2019 and 2018, respectively. At January 31, 2020, there was $4.4 million in unrecognized compensation cost related to outstanding stock awards that the Company expects to expense over the next three years.

The total intrinsic values for the stock options exercised during Fiscal 2020, 2019 and 2018 were $1.4 million, $0.2 million and $3.6 million, respectively. At January 31, 2020, the aggregate market value amounts of the shares of common stock subject to outstanding and exercisable stock options that were “in-the-money” exceeded the aggregate exercise prices of such options by $5.1 million and $4.6 million, respectively.

The Company estimates the weighted average fair value of stock options on the date of award using a Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The Company believes that its past stock option exercise activity is sufficient to provide it with a reasonable basis upon which to estimate the expected life of newly awarded stock options. Risk-free interest rates are determined by blending the rates for three to five year US Treasury notes. The dividend yield is based on the Company’s current annual dividend amount. The calculations of the expected volatility factors are based on the monthly closing prices of the Company’s common stock for the five-year periods preceding the dates of the corresponding awards.

The fair value amounts of each stock option granted in Fiscal 2020, 2019 and 2018 were estimated on the corresponding date of award using the Black-Scholes option-pricing model based on the following weighted average assumptions:

	2020	2019	2018
Dividend yield	2.3%	2.5%	1.7%
Expected volatility	32.5%	34.5%	37.3%
Risk-free interest rate	1.9%	2.7%	1.8%
Expected life (in years)	3.3	3.3	3.3

The Company maintains 401(k) savings plans pursuant to which the Company makes discretionary contributions for the eligible and participating employees. The Company’s expense amounts related to these defined contribution plans were approximately $1.7 million, $2.4 million and $2.8 million for Fiscal 2020, 2019 and 2018, respectively. The Company also maintains nonqualified plans whereunder the payments of certain amounts of incentive compensation earned by key employees are deferred for periods of five to seven years; payments are conditioned on continuous employment.

NOTE 13 – INCOME TAXES

The Tax Cuts and Jobs Act (the “Tax Act”)

The Tax Act was signed into law on December 22, 2017 and significantly changed tax law in the United States by, among other items, reducing the federal corporate income tax rate from a maximum of 35% to 21% (effective January 1, 2018). The Tax Act embraces a territorial system for the taxation of future foreign earnings and modifies certain business deductions by, among other changes, repealing the domestic production activities deduction, further limiting the deductibility of certain executive compensation and increasing the limitation on the deductibility of certain meals and entertainment expenses. As a result of the net reduction in the corporate income tax rate, the Company revalued its deferred taxes as of December 22, 2017 and recognized an income tax benefit of $0.8 million for Fiscal 2018.

The Company did not record a liability as of January 31, 2018 related to the transition tax as it did not have any unremitted foreign earnings. Its foreign operations had incurred a cumulative net operating loss since the acquisition of APC in May 2015. The Global Intangible Low-Taxed Income, or GILTI, provision of the Tax Act has not had a material impact on the Company’s consolidated income taxes.

The Company has not performed any accounting for income taxes related to the Tax Act based on information or regulatory guidance that it believes to be incomplete. Consequently, in the event that any new guidance related to the Tax Act is issued by the Internal Revenue Service (the “IRS”) or any other regulatory or standard-setting body, the Company will conduct additional analysis and may make adjustments that could materially impact income tax expense for the period in which such adjustments are made.

Reconciliations of Income Tax Benefit (Expense)

The components of the amounts of income tax benefit (expense) for Fiscal 2020, 2019 and 2018 are presented below:

	2020	2019	2018
Current:
Federal	$77	$3,603	$(32,490)
State	336	(1,091)	(7,853)
	413	2,512	(40,343)
Deferred:
Federal	6,825	971	2
State	(185)	1,168	62
	6,640	2,139	64
Income tax benefit (expense)	$7,053	$4,651	$(40,279)

Foreign income tax expense amounts for Fiscal 2020, Fiscal 2019 and 2018 were not material. The amounts of interest and penalties related to income taxes that were incurred by the Company during Fiscal 2020, 2019 and 2018 were not material.

The Company’s income tax amounts differed from corresponding amounts computed by applying the federal corporate income tax rate of 21% to the (loss) income before income taxes for Fiscal 2020 and 2019, and by applying the blended federal tax rate of approximately 34% to income before income taxes for Fiscal 2018, as shown in the table below.

	2020	2019	2018
Computed expected income tax benefit (expense)	$10,030	$(9,916)	$(38,078)
Difference resulting from:
State income taxes, net of federal tax effect	81	683	(5,042)
Elimination of net operating loss benefit	(7,239)	—	—
Utilization of net operating loss carryforward	—	1,730	—
Bad debt loss	6,205	—	—
Foreign tax rate differential	(722)	86	(301)
Goodwill impairment losses	(763)	(266)	(168)
Stock options	210	32	962
Domestic production activities deduction	—	—	3,204
Other permanent differences, net	(599)	(1,319)	(973)
Federal research and development tax credits	—	13,866	—
Adjustments and other differences	(150)	(245)	117
Income tax benefit (expense)	$7,053	$4,651	$(40,279)

A valuation allowance in the amount of $7.1 million was established against the deferred tax asset amount created by the net operation loss of APC’s subsidiary in the UK for Fiscal 2020. However, this effect was substantially offset by an income tax benefit (federal and state) for Fiscal 2020 in the amount of approximately $6.8 million which is the estimated favorable income tax impact of bad debt loss on certain loans made to APC from Argan, which were determined to be uncollectible during Fiscal 2020. The amount of state income tax benefit for Fiscal 2019 that is presented above reflects recognized research and development state tax credits of $2.8 million, net of federal tax-effect.

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

Based on the results of the study, management identified and estimated significant amounts of income tax benefits that were not previously recognized in the Company’s operating results for any prior year reporting period. The amount of research and development tax credit benefit recognized in Fiscal 2019 was $16.6 million. During Fiscal 2020, deferred tax assets related to the research and development tax credits were reduced by $0.4 million. As described below, the IRS is examining the research and development credits that were included in the amendments of the Company’s consolidated federal income tax returns for the years ended January 31, 2016 and 2017 that were filed in January 2019. The Company does not have reason to expect any significant unfavorable changes to its income taxes to arise from the completion of these examinations.

The amount of identified but unrecognized income tax benefits related to research and development credits as of January 31, 2020 was $5.0 million, for which the Company has established a liability for uncertain income tax return positions, most of which is included in accrued expenses. The amount of the liability was $5.1 million as of January 31, 2019. The final outcome of these uncertain tax positions is not yet determinable. However, the Company does not expect that the amount of unrecognized tax benefits will significantly change due to any settlement and/or expiration of statutes of limitation over the next 12 months. As of January 31, 2020, the Company does not believe that it has any other material uncertain income tax positions reflected in its accounts.

As of January 31, 2020, the balance of other current assets in the consolidated balance sheet included income tax refunds and prepaid income taxes in the total amount of approximately $14.5 million. The income tax refunds are amounts expected to be received after the filing of the amended tax returns claiming research and development tax credits for prior years. At January 31, 2019, the consolidated balance sheet included prepaid income taxes in the amount of $19.5 million.

Deferred Taxes

The tax effects of temporary differences that are reflected in deferred tax assets as of January 31, 2020 and 2019 included the following:

	2020	2019
Assets:
Net operating loss carryforwards	$22,683	$8,228
Stock awards	2,367	2,188
Research and development credit carryforwards	134	631
Purchased intangibles	415	604
Accrued expenses and other	994	758
	26,593	12,409
Liabilities:
Purchased intangibles	(3,317)	(3,373)
Construction contracts	(1,618)	(454)
Property and equipment	(1,983)	(1,986)
Other	(193)	(145)
	(7,111)	(5,958)
Valuation Allowances	(11,588)	(5,194)
Deferred tax assets	$7,894	$1,257

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

The Company incurred an NOL for federal income tax reporting purposes in the total amount of $38.5 million for Fiscal 2020, including the amount of the aforementioned bad debt loss. Pursuant to the Tax Act, this NOL amount may be carried forward indefinitely, however, its utilization will be limited to 80% of taxable income in any tax year.

The Company also has certain NOLs that will be available to the Company for state income tax reporting purposes that are substantially similar to the federal NOLs.

The Company’s ability to realize deferred tax assets, including those related to the NOLs discussed above, depends primarily upon the generation of sufficient future taxable income to allow for the Company’s use of temporarily deferred deductions and tax planning strategies. If such estimates and assumptions change in the future, the Company may be required to record additional valuation allowances against some or all of its deferred tax assets resulting in additional income tax expense in the future. At this time, based substantially on the strong earnings performance of the Company’s power industry services reporting segment, management believes that it is more likely than not that the Company will realize the benefit of significantly all of its deferred tax assets.

Income Tax Returns

The Company is subject to income taxes in the US, the Republic of Ireland, the UK and various other state and foreign jurisdictions. Tax treatments within each jurisdiction are subject to the interpretation of the related tax laws and regulations which require significant judgment to apply. The Company is no longer subject to income tax examinations by authorities for its fiscal years ended on or before January 31, 2016 except for several notable exceptions including the Republic of Ireland, the UK and several states where the open periods are one year longer.

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

Supplemental Cash Flow Information

The amounts of cash paid for income taxes during the years ended January 31, 2020, 2019 and 2018 were $3.1 million, $3.9 million and $44.3 million, respectively. During the year ended January 31, 2020, the Company received cash refunds of previously paid income taxes from various taxing authorities in the total amount of $8.4 million. No meaningful amounts of refunds were received in either Fiscal 2019 or Fiscal 2018.

NOTE 14 – (LOSS) INCOME PER SHARE ATTRIBUTABLE TO THE STOCKHOLDERS OF ARGAN, INC.

Basic and diluted income per share are computed as follows (shares in thousands except in note (1) below the chart):

	2020	2019	2018
Net (loss) income attributable to the stockholders of Argan, Inc.	$(42,689)	$52,036	$72,011

Weighted average number of shares outstanding – basic	15,621	15,569	15,522
Effect of stock awards (1)	—	124	258
Weighted average number of shares outstanding – diluted	15,621	15,693	15,780

(Loss) income per share attributable to the stockholders of Argan, Inc.
Basic	$(2.73)	$3.34	$4.64
Diluted	$(2.73)	$3.32	$4.56

(1) For Fiscal 2020, the weighted average number of shares determined on a dilutive basis excludes any effect of outstanding stock awards which represented 1,303,000 shares of the Company’s common stock as of January 31, 2020. All common stock equivalents are considered to be antidilutive for Fiscal 2020 as the Company incurred a net loss for the year. The weighted average numbers for Fiscal 2019 and 2018 exclude the effects of antidilutive stock options covering 646,500 shares and 260,000 shares, respectively; the options had exercise prices per share in excess of the average market price per share for each year.

NOTE 15 – CASH DIVIDENDS

In April, July, October 2019 and January 2020, the Company made regular quarterly cash dividend payments based on a per share amount of $0.25. During Fiscal 2019, the Company also made regular quarterly cash dividend payments based on a per share amount of $0.25. During Fiscal 2018, the Company’s board of directors declared a regular annual cash dividend of $1.00 per share of common stock, which was paid to stockholders in October 2017.

NOTE 16 – SEGMENT REPORTING

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

Intersegment revenues and the related cost of revenues, are netted against the corresponding amounts of the segment receiving the intersegment services. For Fiscal 2020, 2019 and 2018, intersegment revenues totaled approximately $3.3 million, $0.8 million and $2.2 million, respectively. Intersegment revenues for the aforementioned periods primarily related to services provided between the industrial fabrication and field services segment and the power industry services segment and were based on prices negotiated by the parties.

Summarized below are certain operating results and financial position data of the Company’s reportable business segments for Fiscal 2020, 2019 and 2018. The “Other” column in each summary includes the Company’s corporate expenses.

Year Ended January 31, 2020
	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$135,729	$94,682	$8,586	$—	$238,997
Cost of revenues	152,854	85,859	7,104	—	245,817
Gross (loss) profit	(17,125)	8,823	1,482	—	(6,820)
Selling, general and administrative expenses	26,835	7,810	2,135	7,345	44,125
Impairment losses	2,072	2,823	—	—	4,895
Loss from operations	(46,032)	(1,810)	(653)	(7,345)	(55,840)
Other income, net	7,535	—	—	540	8,075
Loss before income taxes	$(38,497)	$(1,810)	$(653)	$(6,805)	(47,765)
Income tax benefit					7,053
Net loss					$(40,712)

Depreciation	$694	$2,418	$396	$5	$3,513
Amortization of intangibles	291	664	181	—	1,136
Property, plant and equipment additions	5,069	1,638	340	11	7,058

Current assets	$320,257	$21,766	$2,938	$76,794	$421,755
Current liabilities	135,518	6,441	796	1,279	144,034
Goodwill	18,476	9,467	—	—	27,943
Total assets	352,034	46,321	4,549	84,636	487,540

Year Ended January 31, 2019
	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$367,812	$101,673	$12,668	$—	$482,153
Cost of revenues	297,931	92,097	9,687	—	399,715
Gross profit	69,881	9,576	2,981	—	82,438
Selling, general and administrative expenses	23,741	7,904	1,788	7,277	40,710
Impairment loss	—	1,491	—	—	1,491
Income (loss) from operations	46,140	181	1,193	(7,277)	40,237
Other income, net	5,120	1,400	—	461	6,981
Income (loss) before income taxes	$51,260	$1,581	$1,193	$(6,816)	47,218
Income tax benefit					4,651
Net income					$51,869

Depreciation	$749	$2,293	$366	$14	$3,422
Amortization of intangibles	350	662	—	—	1,012
Property, plant and equipment additions	3,156	4,750	690	3	8,599

Current assets	$317,708	$28,878	$3,691	$66,071	$416,348
Current liabilities	66,085	13,384	879	968	81,316
Goodwill	20,548	12,290	—	—	32,838
Total assets	347,189	57,168	5,272	67,019	476,648

Year Ended January 31, 2018
	Power Services	Industrial Services	Telecom Services	Other	Totals
Revenues	$814,544	$65,303	$12,968	$—	$892,815
Cost of revenues	675,362	58,283	9,845	—	743,490
Gross profit	139,182	7,020	3,123	—	149,325
Selling, general and administrative expenses	23,356	7,401	1,395	9,612	41,764
Impairment loss	—	584	—	—	584
Income (loss) from operations	115,826	(965)	1,728	(9,612)	106,977
Other income, net	5,391	—	—	257	5,648
Income (loss) before income taxes	$121,217	$(965)	$1,728	$(9,355)	112,625
Income tax expense					(40,279)
Net income					$72,346

Depreciation	$885	$1,607	$274	$13	$2,779
Amortization of intangibles	350	682	—	—	1,032
Property, plant and equipment additions	1,362	2,837	625	2	4,826

Goodwill	$20,548	$13,781	$—	$—	$34,329
Total assets	432,932	44,849	4,873	60,015	542,669

NOTE 17 – CUSTOMER CONCENTRATIONS

The majority of the Company’s consolidated revenues relate to performance by the power industry services segment which provided 57%, 76% and 91% of consolidated revenues for Fiscal 2020, 2019 and 2018, respectively.

For Fiscal 2020, the Company’s most significant customer relationships included two power industry service customers which accounted for 22% and 15% of consolidated revenues, respectively. For Fiscal 2019, the Company’s most significant customer relationships included four power industry service customers which accounted for 16%, 14%, 12% and 10% of consolidated revenues, respectively. For Fiscal 2018, the Company’s most significant customer relationships included four power industry service customers which accounted for 29%, 26%, 15% and 14% of consolidated revenues, respectively.

Invoiced amounts retained by three project owners were $6.5 million, $5.9 million and $4.0 million as of January 31, 2020, respectively, which in the aggregate represented 82% of the total customer retention amount at that date. Amounts retained by five project owners were $5.8 million, $4.5 million, $1.6 million, $1.3 million and $1.0 million as of January 31, 2019, respectively, which in the aggregate represented 93% of the total customer retention amount at that date.

The accounts receivable balances from three major customers represented 24%, 21% and 12% of the corresponding consolidated balance as of January 31, 2020, and accounts receivable balances from two major customers represented 25% and 15% of the corresponding consolidated balance as of January 31, 2019.

NOTE 18 – QUARTERLY FINANCIAL INFORMATION (unaudited)

Certain unaudited financial information reported for the quarterly periods ended April 30, July 31, October 31 and January 31 included in the years ended January 31, 2020 and 2019 is presented below:

2020	April 30(3)	July 31(3)	October 31	January 31(3)	Full Year
Revenues	$49,544	$63,059	$58,406	$67,988	$238,997
Gross (loss) profit	(21,026)	2,965	5,992	5,249	(6,820)
Loss from operations	(32,686)	(7,073)	(6,143)	(9,938)	(55,840)
Net (loss) income (1)	(29,800)	1,154	(6,855)	(7,188)	(42,689)
(Loss) income per share (1,2)
Basic	$(1.91)	$0.07	$(0.44)	$(0.46)	$(2.73)
Diluted	$(1.91)	$0.07	$(0.44)	$(0.46)	$(2.73)

2019	April 30	July 31	October 31(4)	January 31	Full Year
Revenues	$141,366	$136,670	$116,459	$87,658	$482,153
Gross profit	15,452	30,708	29,532	6,746	82,438
Income (loss) from operations	5,815	20,330	18,385	(4,293)	40,237
Net income (loss) (1)	4,837	16,972	32,434	(2,207)	52,036
Income (loss) per share (1,2)
Basic	$0.31	$1.09	$2.08	$(0.14)	$3.34
Diluted	$0.31	$1.08	$2.07	$(0.14)	$3.32

(1)	The net (loss) income and (loss) income per share amounts are attributable to the stockholders of Argan, Inc.
(2)	(Loss) income per share amounts for the quarter periods may not cross-foot to the corresponding full-year amounts as the amounts for each quarter are calculated independently of the calculations for the full-year amounts.
(3)	The losses for the quarterly periods ended April 30, 2019, July 31, 2019 and January 31, 2020 were caused by the recognition of losses on the TeesREP project by APC in the amounts of $27.6 million, $3.4 million and $2.6 million, respectively.
(4)	The net income reported by the Company for the quarterly period ended October 31, 2018 reflected a favorable adjustment recorded to recognize research and development tax credits in the amount of $16.5 million (see Note 13).

NOTE 19 – SUBSEQUENT EVENTS

The world-wide outbreak of COVID-19 is having a major impact on the normal business activities in the Republic of Ireland (“Ireland”) and the UK. Almost all planned power plant outage and maintenance projects in Ireland have been postponed for an indefinite period other than emergency tasks, which necessitated the temporary lay-off of the majority of APC’s skilled and semi-skilled workers. Construction on the TeesREP project was suspended on March 24, 2020 due to the COVID-19 pandemic, pending preparations being made by the contractors and subcontractors to comply with new and evolving government guidance concerning public health protocols. This action was taken for the protection of the health and safety of the large workforce on site, while allowing consideration of whether a reduced workforce can return to the site to continue key construction activities safely. Currently, only a small number of critical maintenance staff remains on site, following all social distancing protocols in compliance with UK central government guidance. At the time of the suspension of work on the TeesREP project, APC had completed approximately 90% of its subcontracted work. APC intends to pursue all emergency governmental payroll subsidies and other government support for the emergency that may be available in Ireland and the UK. Nonetheless, the project shutdowns will have a significant impact on the revenues and profitability of APC for the foreseeable future until, at a minimum, the COVID-19 outbreak reduces materially.

In late March 2020, the governor of the state of Ohio announced a stay-at-home order that closes non-essential businesses and limits the reasons people may leave their homes during the outbreak. However, construction and building trades are among the professions allowed to keep working. Guernsey County, Ohio, is the location of the Company’s largest active project. GPS has implemented measures to help keep workers safe as required under the state order. To the extent possible under the circumstances, current work on the project, which includes primarily site preparation efforts, design engineering and early phases of construction has continued. However, as the project ramps-up into heavier construction phases later this year, COVID-19 impacts could become more meaningful. GPS is monitoring supply-chain issues for impacts on equipment delivery delays related to the COVID-19 health crisis. The ultimate impacts of the health crisis on this significant GPS project and on the future revenues and financial performance of GPS are not known. The force majeure clauses of the Company’s fixed-price construction contracts provide certain relief that helps to mitigate these adverse effects.

The operational activities of TRC and SMC have not been meaningfully affected by the COVID-19 outbreak yet. Nonetheless, revenues of these other businesses for the first few quarters of the fiscal year ending January 31, 2021 are expected to be less than revenues of the comparable periods of Fiscal 2020. Most of the employees of the Company who ordinarily work in the various offices of the Company located in the US, Ireland and the UK, have continued to perform essential tasks remotely in compliance with various local and state orders and requests.

In a response to the crisis, the US Congress passed the Coronavirus, Aid, Relief, and Economic Security Act (the “CARES Act”) that was signed into law on March 27, 2020. This wide-ranging legislation is an emergency economic stimulus package that includes spending and tax breaks aimed at strengthening the US economy and funding a nationwide effort to curtail the effects of the outbreak of COVID-19. Some of the tax changes may impact the Company’s consolidated financial statements positively including the removal of limitations on the future utilization of certain net operating losses and the re-establishment of a loss carryback period for certain losses to five years. Due to the recent enactment of the sweeping emergency legislation, the Company has not yet determined the impact, if any, that the tax changes and other provisions of the CARES Act will have on its financial position, results of operations and cash flows.